Form 10-Q
period 1997-05-31
GRIFFIN LAND & NURSERIES INC
filed 1997-07-22
CIK 1037390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

---------------------------                               ---------------------------
  For the 13 Weeks Ended                                      Commission File No.
       MAY 31, 1997                                                 0-29288

                         GRIFFIN LAND & NURSERIES, INC.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                                  06-0868496
      (State or other jurisdiction                                       (IRS Employer
   of incorporation or organization)                                Identification Number)

204 WEST NEWBERRY ROAD, BLOOMFIELD CT                                       06002
(Address of principal executive offices)                                  (Zip Code)

                      (860) 286-7660
(Registrant's Telephone Number including Area Code)



(Former name, former address and former fiscal year,              NOT APPLICABLE
            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes____ No_X_

    NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT JULY 8, 1997:  4,559,132
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GRIFFIN LAND & NURSERIES, INC.
                                    FORM 10Q

PART I / / FINANCIAL INFORMATION                                                                              PAGE
----------------------------------------------------------------------------------------------------------  ---------

Consolidated Statement of Operations
13 Weeks Ended
May 31, 1997 and June 1, 1996.............................................................................          3

Consolidated Statement of Operations
26 Weeks Ended
May 31, 1997 and June 1, 1996.............................................................................          4

Consolidated Balance Sheet
May 31, 1997 and November 30, 1996........................................................................          5

Consolidated Statement of Cash Flows
26 Weeks Ended
May 31, 1997 and June 1, 1996.............................................................................          6

Notes to Consolidated Financial Statements................................................................       7-11

Management's Discussion and Analysis of
Financial Condition and Results of Operations.............................................................      12-13

SIGNATURES................................................................................................         14

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                         FOR THE 13 WEEKS ENDED,
                                                                                        --------------------------
                                                                                        MAY 31, 1997  JUNE 1, 1996
                                                                                        ------------  ------------
Net sales and other revenue...........................................................   $   20,905    $   18,238
Cost and expenses:
Cost of goods sold....................................................................       14,569        12,748
Selling, general and administrative expenses..........................................        3,634         3,401
                                                                                        ------------  ------------
Operating profit......................................................................        2,702         2,089
Income from equity investment in Centaur Communications, Ltd..........................          524           175
Other nonoperating income.............................................................       --               587
Interest income.......................................................................           50        --
Interest expense......................................................................           67         2,112
                                                                                        ------------  ------------
Income before income taxes............................................................        3,209           739
Income tax provision..................................................................        1,220           284
                                                                                        ------------  ------------
Income from continuing operations.....................................................        1,989           455
Income from discontinued operation, net of taxes of $206..............................       --               272
                                                                                        ------------  ------------
Net income............................................................................   $    1,989    $      727
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Pro forma income per common share from continuing operations..........................   $     0.41    $     0.10
Pro forma income per common share from discontinued operation.........................       --              0.06
                                                                                        ------------  ------------
Pro forma net income per common share.................................................   $     0.41    $     0.16
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Pro forma weighted average common shares and equivalents outstanding..................    4,872,000     4,669,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                         FOR THE 26 WEEKS ENDED,
                                                                                        --------------------------
                                                                                        MAY 31, 1997  JUNE 1, 1996
                                                                                        ------------  ------------
Net sales and other revenue...........................................................   $   23,630   $     21,590
Cost and expenses:
Cost of goods sold....................................................................       16,512         15,156
Selling, general and administrative expenses..........................................        6,842          5,969
                                                                                        ------------  ------------
Operating profit......................................................................          276            465
Income from equity investment in Centaur Communications, Ltd..........................          502            157
Other nonoperating income, net........................................................       --                924
Interest income.......................................................................           50        --
Interest expense......................................................................          866          4,014
                                                                                        ------------  ------------
Loss before income tax benefit........................................................          (38)        (2,468)
Income tax benefit....................................................................          (14)          (956)
                                                                                        ------------  ------------
Loss from continuing operations.......................................................          (24)        (1,512)
Income from discontinued operation, net of taxes of $527..............................       --                768
                                                                                        ------------  ------------
Net loss..............................................................................   $      (24)  $       (744)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma loss per common share from continuing operations............................   $    (0.01)  $      (0.33)
Pro forma income per common share from discontinued operation.........................       --               0.17
                                                                                        ------------  ------------
Pro forma net loss per common share...................................................   $    (0.01)  $      (0.16)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma weighted average common shares and equivalents outstanding..................    4,837,000      4,646,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                  MAY 31, 1997  NOVEMBER 30, 1996
                                                                                  ------------  -----------------
                                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents.......................................................   $    4,942      $     7,371
Accounts receivable, less allowance of $389 and $302............................       10,577            3,962
Inventories.....................................................................       28,064           27,530
Deferred income taxes...........................................................        2,783            4,047
Other current assets............................................................          687            1,158
                                                                                  ------------        --------
TOTAL CURRENT ASSETS............................................................       47,053           44,068

Property and equipment, net.....................................................       12,624           12,676
Real estate held for sale or lease, net.........................................       27,026           26,862
Investment in Centaur Communications, Ltd.......................................       15,197           14,695
Other assets, including investment in real estate joint venture of $3,290 and
  $3,403........................................................................        3,426            3,474
                                                                                  ------------        --------

TOTAL ASSETS....................................................................   $  105,326      $   101,775
                                                                                  ------------        --------
                                                                                  ------------        --------
LIABILITIES AND CULBRO INVESTMENT
CURRENT LIABILITIES
Accounts payable and accrued liabilities........................................   $    4,362      $     7,093
Long-term debt due within one year..............................................          240              277
                                                                                  ------------        --------
TOTAL CURRENT LIABILITIES.......................................................        4,602            7,370

Long-term debt..................................................................        2,870           38,846
Other noncurrent liabilities....................................................        2,742            8,110
                                                                                  ------------        --------
TOTAL LIABILITIES...............................................................       10,214           54,326

CULBRO INVESTMENT...............................................................       95,112           47,449
                                                                                  ------------        --------

TOTAL LIABILITIES AND CULBRO INVESTMENT.........................................   $  105,326      $   101,775
                                                                                  ------------        --------
                                                                                  ------------        --------

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        FOR THE 26 WEEKS ENDED,
                                                                                      ----------------------------
                                                                                       MAY 31, 1997   JUNE 1, 1996
                                                                                      --------------  ------------
OPERATING ACTIVITIES
Net loss............................................................................  $          (24)  $   (1,512)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization.......................................................           1,004        1,281
Income from discontinued operation, before tax......................................        --             (1,295)
Income from equity investment in Centaur............................................            (502)        (157)
Discount and interest on subordinated note..........................................        --              1,174
Accretion and dividend income on Series B preferred stock...........................        --             (1,174)
Deferred income taxes...............................................................            (302)         788
Changes in assets and liabilities, net of effect of Liability Assumption in 1997:
Accounts receivable.................................................................          (6,733)      (5,295)
Inventories.........................................................................            (534)        (809)
Real estate held for sale or lease..................................................            (564)         562
Accounts payable and accrued liabilities............................................          (1,208)      (2,152)
Other, net..........................................................................            (191)         929
                                                                                      --------------  ------------
Net cash used in operating activities of continuing operations......................          (9,054)      (7,660)
Cash provided by operating activities of discontinued operation.....................        --                462
                                                                                      --------------  ------------
Net cash used in operating activities...............................................          (9,054)      (7,198)
                                                                                      --------------  ------------

INVESTING ACTIVITIES
Additions to property and equipment.................................................            (628)        (370)
Investing activities of discontinued operation......................................        --               (677)
                                                                                      --------------  ------------
Net cash used in investing activities...............................................            (628)      (1,047)
                                                                                      --------------  ------------

FINANCING ACTIVITIES
Net transactions with Culbro, excluding Liability Assumption........................              66       (5,283)
Payments of debt....................................................................             (35)         (68)
Increase in debt....................................................................           7,222       12,000
                                                                                      --------------  ------------
Net cash provided by financing activities...........................................           7,253        6,649
                                                                                      --------------  ------------
Net decrease in cash and cash equivalents...........................................          (2,429)      (1,596)
Cash and cash equivalents at beginning of period....................................           7,371        7,687
                                                                                      --------------  ------------
Cash and cash equivalents at end of period..........................................  $        4,942   $    6,091
                                                                                      --------------  ------------
                                                                                      --------------  ------------

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin"), a wholly owned subsidiary of Culbro Corporation ("Culbro"), have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 1996 Financial Statements included in Form 10 as filed with the Securities and Exchange Commission on June 13, 1997 and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

    The results of operations for the three-month and six-month periods ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year. The results in the 1996 periods include CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth") as a discontinued operation. This business was sold in the 1996 fourth quarter.

2. CERTAIN TRANSACTIONS

    Griffin, Culbro and General Cigar Holdings, Inc. ("GC Holdings"), a Culbro subsidiary, entered into a Distribution Agreement (the "Distribution Agreement") on February 27, 1997. Pursuant to the Distribution Agreement, Culbro transferred to Griffin substantially all the non-tobacco related assets of Culbro, including: (i) all of the outstanding common stock of Imperial Nurseries, Inc., then a wholly owned subsidiary of Culbro; (ii) approximately 5,500 acres of land in Connecticut and Florida, as well as nursery wholesale service centers; (iii) Culbro's interests in Eli Witt and assets previously owned by Eli Witt; (iv) Culbro's 25% interest in Centaur Communications, Ltd. ("Centaur"); and (v) all licenses, permits, accounts receivable, prepaid expenses, reserves and other assets (other than cash) related to the real estate and nursery businesses. The Distribution Agreement provided for (i) the consummation of the Asset Transfers described above, (ii) the Distribution of Griffin's common stock to the existing shareholders of Culbro (the "Distribution") following the initial public offering (the "Offering") of GC Holdings Class A Common Stock, and (iii) following the Distribution, the merger of Culbro, subject to certain conditions, with and into GC Holdings (the "Merger"). The Distribution was approved by Culbro's Board of Directors on June 16, 1997. Each Culbro shareholder received one share of Griffin common stock for each share of Culbro common stock. The Distribution was completed on July 3, 1997.

    The Distribution Agreement also provided for the assumption by Griffin of all of the liabilities related to the businesses and assets transferred to Griffin from Culbro. Pursuant to the Distribution Agreement, Griffin was also allocated $7 million in cash. All of the transferred assets and related liabilities are included in the accompanying consolidated financial statements at Culbro's historical cost.

    Under the terms of the Distribution Agreement, on February 27, 1997, GC Holdings assumed all of Culbro's general corporate debt and certain other liabilities, principally retirement obligations, which were included in Griffin's historical financial statements through that date (the "Liability Assumption"). See Note 3 for the pro forma effect of the Liability Assumption on Griffin's results of operations.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

3. CONSOLIDATED CONDENSED UNAUDITED PRO FORMA FINANCIAL INFORMATION

    The following consolidated condensed unaudited pro forma statement of operations of Griffin gives effect to the Liability Assumption by GC Holdings as if it had been completed at the beginning of the respective periods. The unaudited pro forma statement of operations for the 1996 period also gives effect to the use of the proceeds from the sale of CMS Gilbreth and the exchange of Series B preferred stock of Eli Witt in satisfaction of Griffin's obligations on the related subordinated note payable (transactions which were completed in the 1996 fourth quarter) as if these transactions had been completed at the beginning of the 1996 period. The Liability Assumption is already reflected in Griffin's May 31, 1997 balance sheet. The consolidated condensed unaudited pro forma statement of operations presented herein may not necessarily reflect the results of operations had these transactions actually taken place on the assumed dates.

       CONSOLIDATED CONDENSED UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

                                                                                         FOR THE 26 WEEKS ENDED,
                                                                                        --------------------------
                                                                                        MAY 31, 1997  JUNE 1, 1996
                                                                                        ------------  ------------
Net sales and other revenue...........................................................   $   23,630    $   21,590
                                                                                        ------------  ------------
Operating profit......................................................................          276           465
Income from equity investment in Centaur Communications, Ltd..........................          502           157
Interest expense, net.................................................................           86           272
                                                                                        ------------  ------------
Income before income tax provision....................................................          692           350
Income tax provision..................................................................          271           144
                                                                                        ------------  ------------
Income from continuing operations.....................................................   $      421    $      206
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Income per common share from continuing operations....................................   $     0.09    $     0.04
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Weighted average common shares and equivalents outstanding............................    4,837,000     4,646,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

4. RELATED PARTY TRANSACTIONS

    CULBRO INVESTMENT

    Griffin maintained an intercompany account with Culbro in which intercompany transactions, including cash transfers and the liability for employee benefit and insurance costs and allocated general and administrative expenses described below, were recorded. The balance in the intercompany account at the end of each period presented has been included in Culbro Investment in the consolidated balance sheet. The Culbro Investment account also includes the cumulative net earnings of Griffin and its capital stock. Subsequent to the July 3, 1997 Distribution, the balance in the Culbro Investment account will be reclassified to capital and additional paid in capital in Griffin's consolidated balance sheet. The changes in the Culbro Investment account are summarized as follows:

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

4. RELATED PARTY TRANSACTIONS (CONTINUED)

                                                                                         FOR THE 26 WEEKS ENDED,
                                                                                        --------------------------
                                                                                        MAY 31, 1997  JUNE 1, 1996
                                                                                        ------------  ------------
Balance beginning of period...........................................................   $   47,449    $   61,299
Net loss..............................................................................          (24)         (744)
                                                                                        ------------  ------------
                                                                                             47,425        60,555
                                                                                        ------------  ------------
Transactions with Culbro:
Liability Assumption..................................................................       47,621        --
Net operating cash flow transferred to Culbro.........................................         (821)       (5,964)
Allocated Culbro general and administrative expenses..................................          901           869
Intercompany income tax benefits......................................................          (14)         (956)
                                                                                        ------------  ------------
Total transactions with Culbro, net...................................................       47,687        (6,051)
                                                                                        ------------  ------------
Balance end of period.................................................................   $   95,112    $   54,504
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    A portion of Culbro management time and resources were related to Griffin's operations, and Culbro also performed certain specific administrative functions for Griffin, including legal, tax, treasury, human resources and internal audit. The consolidated statement of operations reflects general and administrative expenses of $0.5 million and $0.9 million in the three-month and six-month periods ended May 31, 1997 and $0.4 million and $0.9 million in the three-month and six-month periods ended June 1, 1996 allocated by Culbro to Griffin for these services. These charges were based principally on Griffin's proportionate share of expenses relating to the Culbro corporate activities associated with Griffin's operations and are considered by management to be reasonable.

5. LONG-TERM DEBT

    Long-term debt includes:

                                                                                  MAY 31, 1997   NOVEMBER 30, 1996
                                                                                  -------------  -----------------
Credit Agreement................................................................    $  --            $  36,000
Mortgages.......................................................................        2,609            2,644
Capital leases..................................................................          501              479
                                                                                       ------          -------
Total...........................................................................        3,110           39,123
Less: due within one year.......................................................          240              277
                                                                                       ------          -------
Total long-term debt............................................................    $   2,870        $  38,846
                                                                                       ------          -------
                                                                                       ------          -------

    On February 27, 1997, pursuant to the Distribution Agreement, Culbro's general corporate debt that had been included in Griffin's financial statements, was assumed by GC Holdings, and therefore will not be part of Griffin's debt structure prospectively.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

    INVENTORIES

    Inventories consists of:

                                                                                  MAY 31, 1997  NOVEMBER 30, 1996
                                                                                  ------------  -----------------
Raw materials and supplies......................................................   $    1,252       $     742
Work in process.................................................................       16,750          15,112
Finished goods..................................................................       10,062          11,676
                                                                                  ------------        -------
                                                                                   $   28,064       $  27,530
                                                                                  ------------        -------
                                                                                  ------------        -------

    PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                                                  MAY 31, 1997  NOVEMBER 30, 1996
                                                                                  ------------  -----------------
Land............................................................................   $    6,043       $   5,982
Buildings and improvements......................................................        3,821           3,807
Machinery and equipment.........................................................       12,515          12,337
                                                                                  ------------        -------
                                                                                       22,379          22,126
Accumulated depreciation........................................................       (9,755)         (9,450)
                                                                                  ------------        -------
                                                                                   $   12,624       $  12,676
                                                                                  ------------        -------
                                                                                  ------------        -------

7. EARNINGS PER SHARE

    For the periods presented herein, Griffin was a wholly owned subsidiary of Culbro. Accordingly, earnings per share are presented on a pro forma basis. The pro forma income (loss) per share was computed using the weighted average common shares and equivalents outstanding equal to Culbro's weighted average common shares and equivalents outstanding because the Griffin common stock was distributed to Culbro shareholders on a one-for-one basis.

    In February 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. Basic earnings per share include the weighted-average number of common shares outstanding during the period, and does not include common stock equivalents. Under SFAS No. 128, diluted earnings per share include the weighted-average shares outstanding and common stock equivalents. SFAS No. 128 must be adopted by Griffin in the 1998 first quarter. Early adoption of SFAS No. 128 is not permitted.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

7. EARNINGS PER SHARE (CONTINUED)
    The following pro forma results reflect basic and diluted income (loss) per share in accordance with the provisions of SFAS No. 128.

                                                                                         FOR THE 13 WEEKS ENDED,
                                                                                        --------------------------
                                                                                        MAY 31, 1997  JUNE 1, 1996
                                                                                        ------------  ------------
Pro forma basic income per share from continuing operations...........................   $     0.44    $     0.10
Pro forma basic income per share from discontinued operation..........................       --              0.06
                                                                                        ------------  ------------

Pro forma basic net income per share..................................................   $     0.44    $     0.16
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Pro forma weighted average shares outstanding.........................................    4,550,000     4,483,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma diluted income per share from continuing operations.........................   $     0.41    $     0.10
Pro forma diluted income per share from discontinued operation........................       --              0.06
                                                                                        ------------  ------------
Pro forma diluted net income per share................................................   $     0.41    $     0.16
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Pro forma weighted average shares and equivalents outstanding.........................    4,872,000     4,669,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                                                                         FOR THE 26 WEEKS ENDED,
                                                                                        --------------------------
                                                                                        MAY 31, 1997  JUNE 1, 1996
                                                                                        ------------  ------------
Pro forma basic loss per share from continuing operations.............................   $    (0.01)   $    (0.34)
Pro forma basic income per share from discontinued operation..........................       --              0.17
                                                                                        ------------  ------------
Pro forma basic net loss per share....................................................   $    (0.01)   $    (0.17)
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Pro forma weighted average shares outstanding.........................................    4,532,000     4,447,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Pro forma diluted loss per share from continuing operations...........................   $    (0.01)   $    (0.33)
Pro forma diluted income per share from discontinued operation........................       --              0.17
                                                                                        ------------  ------------
Pro forma diluted net loss per share..................................................   $    (0.01)   $    (0.16)
                                                                                        ------------  ------------

Pro forma weighted average shares and equivalents outstanding.........................    4,837,000     4,646,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Net cash flows used in operating activities were $9.1 million in the 1997 six month period as compared to $7.2 million in the 1996 six month period. The increased use of cash reflected higher working capital usage in the landscape nursery business and an increase in real estate held for sale or lease. Cash used in investing activities decreased to $0.6 million in the 1997 six month period versus $1.0 million in the 1996 period. The difference reflects the use of cash in 1996 for capital expenditures in the discontinued operation, CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth "), and was partially offset by increased 1997 capital expenditures in the landscape nursery business. Cash provided by financing activities principally reflected seasonal borrowings to finance the landscape nursery business. In 1996, financing activities also included borrowings of approximately $5 million that were transferred to Culbro.

    Through February 27, 1997, the date of the Distribution Agreement between Griffin, Culbro and General Cigar Holdings, Inc. ("General Cigar"), a subsidiary of Culbro, the cash management and treasury activities of Griffin were integrated with those of Culbro. Griffin's cash receipts were transferred daily into Culbro's cash account and Griffin's cash disbursement accounts were reimbursed by Culbro on a daily basis. Subsequent to that date, Griffin's cash flows were segregated from Culbro and its other subsidiaries.

    Prior to the date of the Distribution Agreement, Griffin did not maintain its own separate credit facilities. Borrowings under the Culbro credit facilities are reflected in Griffin's financial statements until this debt was assumed by General Cigar at the end of the 1997 first quarter. Prospectively, this debt will not be included in Griffin's capital structure. Griffin is in the process of negotiating a line of credit for general working capital purposes of its landscape nursery business to supplement cash flow from operations, as required. Management expects that in the short-term, Griffin's real estate business will be financed through cash on hand and real estate financing, as required. Management believes, based on the current level of operations and anticipated growth, that cash flow from operations, cash on hand and, if needed, borrowings under an anticipated credit facility or real estate financing will be sufficient to finance its landscape nursery business and fund future real estate projects. Over the longer term, selective mortgage placements and additional credit facilities may also be required to fund capital projects. Griffin expects, based on discussions to date with potential lenders, that it will be able to obtain the desired credit facilities.

RESULTS OF OPERATIONS

    In the 1997 second quarter, net sales and other revenue increased $2.7 million to $20.9 million from $18.2 million in the 1996 second quarter. Net sales and other revenue increased $2.0 million to $23.6 million from $21.6 million in the 1996 six month period. The increased net sales in the second quarter and six month periods reflected higher sales in the landscape nursery business, which more than offset lower sales in the real estate business. Higher net sales in the landscape nursery business principally reflected increased volume at the wholesale sales and service centers. The lower sales in the real estate business reflected the effect of the revenue from a real estate joint venture and a commercial building, both of which were disposed of in the 1996 fourth quarter, and therefore not included in the current year's revenue.

    Operating profit in the 1997 second quarter was $2.7 million as compared to $2.1 million in the 1996 second quarter. The increase reflected higher profit in the landscape nursery business, due principally to the increased sales. Operating profit in the real estate business was slightly lower in the 1997 second quarter as compared to the 1996 second quarter, as the earlier year included operating profit from the real estate joint venture and commercial building disposed of in the 1996 fourth quarter. Operating profit in the 1997 six month period was $0.3 million as compared to $0.5 million in the 1996 six month period. The slightly lower operating profit in the 1997 period reflected lower results in the real estate business.

    Griffin's equity income from its investment in Centaur Communications, Ltd. ("Centaur"), increased to $0.5 million in the 1997 second quarter and six month period from $0.2 milion in the 1996 second quarter and six month period. This increase reflected improved conditions in Centaur's markets.

    Interest expense in the 1997 second quarter and six month period was substantially lower than the 1996 comparable periods. The decreases reflect the satisfaction last year of a subordinated note payable (see below) and the assumption by General Cigar of all of Griffin's general corporate debt pursuant to the Distribution Agreement between Griffin, Culbro, and General Cigar. Griffin's 1997 first quarter included interest expense of $0.7 million on debt assumed by General Cigar at the end of the 1997 first quarter. Accordingly, the 1997 second quarter did not include interest expense on the debt assumed by General Cigar, nor will such interest be incurred by Griffin in subsequent periods, as such debt is not part of Griffin's capital structure prospectively. Interest income reflects earnings on short-term investments of Griffin's cash.

    The other nonoperating income in the 1996 second quarter and six month period reflected accrued dividends and accretion income on the preferred stock of Eli Witt previously held by Griffin. The accrued dividends and accretion income was equal to interest on a subordinated note payable that was satisified by exchange of the Eli Witt preferred stock in November 1996. Interest on the subordinated note payable was included in interest expense in the 1996 second quarter and six month period.

    The income from the discontinued operation in the 1996 second quarter and six month period reflected the results of CMS Gilbreth, the packaging operation sold in November 1996.

                                   SIGNATURES

PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GRIFFIN LAND & NURSERIES, INC.

DATE: July 18, 1997                                    /s/ FREDERICK M. DANZIGER
                                              -------------------------------------------
                                                         Frederick M. Danziger
                                                               PRESIDENT

DATE: July 18, 1997                                      /s/ ANTHONY J. GALICI
                                              -------------------------------------------
                                                           Anthony J. Galici
                                                        VICE PRESIDENT, FINANCE