Form 10-Q
period 1997-08-30
GRIFFIN LAND & NURSERIES INC
filed 1997-10-14
CIK 1037390

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                    Form 10Q
                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         -------------------------------

For the 13 Weeks Ended                                       Commission File No.
August 30, 1997                                                          0-29288

                         GRIFFIN LAND & NURSERIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              06-0868496
(state or other jurisdiction of incorporation                      (IRS Employer
or organization)                                          Identification Number)

One Rockefeller Plaza, New York, New York                                 10020
(Address of principal executive offices)                              (Zip Code)

Registrant's Telephone Number including Area Code                 (212) 218-7910

Former name, former address and former fiscal year,       Former Address:
if changed since last report                              204 West Newberry Road
                                                          Bloomfield, CT
                                                          06002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes |X|  No | |

      Number of shares of Common Stock outstanding at October 7, 1997: 4,743,613

                         GRIFFIN LAND & NURSERIES, INC.
                         ------------------------------
                                    Form 10Q

PART I     FINANCIAL INFORMATION                                      Page

       Consolidated Statement of Operations
       13 Weeks Ended
       August 30, 1997 and August 31, 1996                              3

       Consolidated Statement of Operations
       39 Weeks Ended
       August 30, 1997 and August 31,  1996                             4

       Consolidated Balance Sheet
       August 30, 1997 and November 30, 1996                            5

       Consolidated Statement of Cash Flows
       39 Weeks Ended
       August 30, 1997 and August 31, 1996                              6

       Notes to Consolidated Financial Statements                    7-11

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                12-14

PART II    OTHER INFORMATION                                           14

SIGNATURES                                                             15

                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                        For the 13 Weeks Ended,
                                                    ----------------------------
                                                    Aug. 30, 1997  Aug. 31, 1996
                                                    -------------  -------------

Net sales and other revenue                           $    10,878   $    11,110
Cost and expenses:
Cost of goods sold                                         10,565         7,658
Selling, general and administrative expenses                3,284         3,267
                                                      -----------   -----------
Operating (loss) profit                                    (2,971)          185
Other nonoperating income                                      --           587
Interest income                                                90            --
Interest expense                                               69         2,121
                                                      -----------   -----------
Loss before income tax benefit                             (2,950)       (1,349)
Income tax benefit                                         (1,277)         (465)
                                                      -----------   -----------
Loss before equity investment                              (1,673)         (884)
Income (loss) from equity investment in Centaur
Communications, Ltd.                                           22          (131)
                                                      -----------   -----------
Loss from continuing operations                            (1,651)       (1,015)

Provision for loss on sale of discontinued
  operation, net of tax benefit and reversal of
  excess deferred taxes of $4,316                              --        (1,311)
                                                      -----------   -----------
Net loss                                              $    (1,651)  $    (2,326)
                                                      ===========   ===========

Pro forma loss per common share from continuing
  operations                                          $     (0.33)  $     (0.22)
Pro forma loss per common share from discontinued
  operation                                                    --         (0.28)
                                                      -----------   -----------
Pro forma net loss per common share                   $     (0.33)  $     (0.50)
                                                      ===========   ===========

Pro forma weighted average common shares
   and equivalents outstanding                          4,914,000     4,678,000
                                                      ===========   ===========


See Notes to Consolidated Financial Statements

                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                       For the 39 Weeks Ended,
                                                    ----------------------------
                                                    Aug. 30, 1997  Aug. 31, 1996
                                                    -------------  -------------

Net sales and other revenue                         $    34,508     $    32,700
Cost and expenses:
Cost of goods sold                                       27,077          22,814
Selling, general and administrative expenses             10,126           9,236
                                                    -----------     -----------
Operating (loss) profit                                  (2,695)            650
Other nonoperating income, net                               --           1,511
Interest income                                             140              --
Interest expense                                            935           6,135
                                                    -----------     -----------
Loss before income tax benefit                           (3,490)         (3,974)
Income tax benefit                                       (1,291)         (1,421)
                                                    -----------     -----------
Loss before equity investment                            (2,199)         (2,553)
Income from equity investment in Centaur
  Communications, Ltd.                                      524              26
                                                    -----------     -----------

Loss from continuing operations                          (1,675)         (2,527)
                                                    -----------     -----------
Discontinued operation:
     Income from operations, net of taxes of $527
                                                             --             768
     Provision for loss on sale, net of tax
     benefit and reversal of excess
     deferred taxes of $4,316                                --          (1,311)
                                                    -----------     -----------
Loss from discontinued operation                             --            (543)
                                                    -----------     -----------
Net loss                                            $    (1,675)    $    (3,070)
                                                    ===========     ===========

Pro forma loss per common share from continuing
  operations                                        $     (0.34)    $     (0.54)
Pro forma loss per common share from discontinued
  operation                                                  --           (0.12)
                                                    -----------     -----------
Pro forma net loss per common share                 $     (0.34)    $     (0.66)
                                                    ===========     ===========

Pro forma weighted average common shares and
  equivalents outstanding                             4,863,000       4,656,000
                                                    ===========     ===========



See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.
                           Consolidated Balance Sheet
                  (dollars in thousands, except per share data)

                                                    Aug. 30, 1997  Nov. 30, 1996
                                                    -------------  -------------
ASSETS                                                (Unaudited)

Current Assets
Cash and cash equivalents                               $   9,617       $  7,371
Accounts receivable, less allowance of $438 and
 $302                                                       4,281          3,962
Inventories                                                24,980         27,530
Deferred income taxes                                       4,074          4,047
Other current assets                                        1,746          1,158
                                                        ---------       --------
Total current assets                                       44,698         44,068

Real estate held for sale or lease, net                    26,932         26,862
Investment in Centaur Communications, Ltd                  15,219         14,695
Property and equipment, net                                12,507         12,676
Other assets, including investment in
    real estate joint venture of $3,313 and
    $3,403                                                  3,536          3,474
                                                        ---------       --------
Total assets                                            $ 102,892       $101,775
                                                        =========       ========

LIABILITIES, CULBRO INVESTMENT AND SHAREHOLDERS'
EQUITY
Current Liabilities
Accounts payable and accrued liabilities                $   4,314       $  7,093
Long--term debt due within one year                           260            277
                                                        ---------       --------
Total current liabilities                                   4,574          7,370
Long--term debt                                             2,886         38,846
Other noncurrent liabilities                                2,614          8,110
                                                        ---------       --------
Total liabilities                                          10,074         54,326
                                                        ---------       --------

Culbro Investment                                              --         47,449
Common stock, par value $0.01 per share,
  Authorized 10,000,000 shares,
  Issued and Outstanding 4,559,132 shares                      46             --
Additional paid in capital                                 94,810             --
Accumulated deficit                                        (2,038)            --
                                                        ---------       --------
                                                           92,818         47,449
                                                        ---------       --------
Total Liabilities, Culbro Investment and
Shareholders' Equity                                    $ 102,892       $101,775
                                                        =========       ========


See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                         For the 39 Weeks Ended,
                                                         -----------------------
                                                            Aug. 30,    Aug. 31,
                                                              1997       1996
OPERATING ACTIVITIES                                          ----       ----
Net loss                                                    $(1,675)   $ (3,070)
Adjustments to reconcile net loss to cash (used in)
  provided by operating activities:
Depreciation and amortization                                 1,504       1,534
Loss from discontinued operation, before tax                     --       4,332
Income from equity investment in Centaur                       (524)        (26)
Discount and interest on subordinated note                       --       1,761
Accretion and dividend income on Series B preferred
  stock                                                          --      (1,761)
Deferred income taxes                                        (1,604)       (550)
Changes in assets and liabilities, net of effect of
  Liability Assumption in 1997:
Accounts receivable                                            (455)        164
Inventories                                                   2,550        (485)
Real estate held for sale or lease                             (650)        629
Accounts payable and accrued liabilities                     (1,245)     (3,030)
Other, net                                                   (1,466)          2
                                                            -------    --------
Net cash used in operating activities of continuing
  operations                                                 (3,565)       (500)
Cash provided by operating activities of
  discontinued operation                                         --       1,871
                                                            -------    --------
Net cash (used in) provided by operating activities          (3,565)      1,371
                                                            -------    --------
INVESTING ACTIVITIES
Additions to property and equipment                            (835)       (746)
Investing activities of discontinued operation                   --        (731)
                                                            -------    --------
Net cash used in investing activities                          (835)     (1,477)
                                                            -------    --------
FINANCING ACTIVITIES
Net transactions with Culbro, excluding Liability
  Assumption                                                   (577)    (16,590)
Payments of debt                                               (199)     (7,092)
Increase in debt                                              7,422      21,035
                                                            -------    --------
Net cash provided by (used in) financing activities           6,646      (2,647)
                                                            -------    --------
Net increase (decrease) in cash and cash equivalents          2,246      (2,753)
Cash and cash equivalents at beginning of period              7,371       7,687
                                                            -------    --------
Cash and cash equivalents at end of period                  $ 9,617    $  4,934
                                                            =======    ========


See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1. Basis of Presentation

      The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 1996 Financial Statements included in Form 10 as filed with the Securities and Exchange Commission on June 13, 1997, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

      The results of operations for the three-month and nine-month periods ended August 30, 1997, are not necessarily indicative of the results to be expected for the full year. The results in the 1996 periods include CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth") as a discontinued operation. This business was sold in the 1996 fourth quarter.

2. Certain Transactions

      Prior to July 3, 1997, Griffin was a wholly owned subsidiary of Culbro Corporation ("Culbro"). On July 3, 1997, as previously approved by Culbro's Board of Directors, Culbro distributed (the "Distribution") the common stock of Griffin to Culbro's shareholders on a one-to-one ratio. On February 27, 1997, Griffin, Culbro and General Cigar Holdings, Inc. ("GC Holdings"), a Culbro subsidiary, entered into a Distribution Agreement (the "Distribution Agreement"). Pursuant to the Distribution Agreement, Culbro transferred (the "Asset Transfers") to Griffin substantially all the non-tobacco related assets of Culbro, including: (i) all of the outstanding common stock of Imperial Nurseries, Inc., then a wholly owned subsidiary of Culbro; (ii) approximately 5,500 acres of land in Connecticut and Florida, as well as nursery wholesale service centers; (iii) Culbro's interests in The Eli Witt Company ("Eli Witt") and assets previously owned by Eli Witt; (iv) Culbro's 25% interest in Centaur Communications, Ltd. ("Centaur"); and (v) all licenses, permits, accounts receivable, prepaid expenses, reserves and other assets (other than cash) related to the real estate and nursery businesses. The Distribution Agreement provided for (i) the consummation of the Asset Transfers described above, (ii) the Distribution of Griffin's common stock to the existing shareholders of Culbro following the initial public offering (the "Offering") of GC Holdings Class A Common Stock, and (iii) following the Distribution, the merger of Culbro, subject to certain conditions, with and into GC Holdings (the "Merger").

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

3. Consolidated Condensed Unaudited Pro Forma Financial Information

      The following consolidated condensed unaudited pro forma statement of operations of Griffin gives effect to the Liability Assumption by GC Holdings as if it had been completed at the beginning of the respective periods. The unaudited pro forma statement of operations for the 1996 period also gives effect to the use of the proceeds from the sale of CMS Gilbreth and the exchange of Series B preferred stock of Eli Witt in satisfaction of Griffin's obligations on the related subordinated note payable (transactions which were completed in the 1996 fourth quarter) as if these transactions had been completed at the beginning of the 1996 period. The Liability Assumption is already reflected in Griffin's August 30, 1997, balance sheet. The consolidated condensed unaudited pro forma statement of operations presented herein may not necessarily reflect the results of operations had these transactions actually taken place on the assumed dates.

       Consolidated Condensed Unaudited Pro Forma Statement of Operations

                                                         For the 39 Weeks Ended,
                                                         -----------------------
                                                          Aug. 30,    Aug. 31,
                                                            1997        1996
                                                            ----        ----
Net sales and other revenue                             $    34,508   $   32,700
                                                        -----------   ----------
Operating (loss) profit                                      (2,695)         650
Interest expense, net                                            65          435
                                                        -----------   ----------
(Loss) income before income tax (benefit) provision          (2,760)         215
Income tax (benefit) provision                               (1,006)         214
                                                        -----------   ----------
(Loss) income before equity investment                       (1,754)           1
Income from equity investment in Centaur
  Communications, Ltd.                                          524           26
                                                        -----------   ----------

(Loss) income from continuing operations                $    (1,230)  $       27
                                                        ===========   ==========
(Loss) income per common share from continuing
  operations                                            $     (0.25)  $     0.01
                                                        ===========   ==========
Weighted average common shares and equivalents
  outstanding                                             4,863,000    4,656,000
                                                        ===========   ==========

4. Related Party Transactions

Culbro Investment

      Through the date of the Distribution, Griffin's retained earnings, common stock and intercompany account with Culbro were presented as Culbro Investment in Griffin's consolidated balance sheet. On July 3, 1997, the balance in the Culbro Investment account was reclassified to common stock and additional paid-in capital in Griffin's consolidated balance sheet. The changes in the Culbro Investment account are summarized as follows:

                                                      For the 39 Weeks Ended,
                                                      -----------------------
                                                        Aug. 30,   Aug. 31,
                                                          1997       1996
                                                          ----       ----
Balance beginning of period                            $ 47,449   $ 61,299
Net income (loss) through July 3, 1997,
  and August 31, 1996                                       363     (3,070)
Liability Assumption (see Note 2)                        47,621         --
Transactions with Culbro                                   (577)   (16,590)
Reclassification of remaining balance in Culbro
  Investment to common stock and additional paid
  in capital                                            (94,856)        --
                                                       --------   --------
Balance end of period                                  $     --   $ 41,639
                                                       ========   ========

      Selling, General and Administrative Expenses

      Prior to the Distribution, a portion of Culbro management time and resources were related to Griffin's operations, and Culbro also performed certain specific administrative functions for Griffin, including legal, tax, treasury, human resources and internal audit. The consolidated statement of operations reflects general and administrative expenses of $0.1 million in the 1997 third quarter period prior to the Distribution and $1.0 million in the 1997 year to date period prior to the Distribution. In 1996, $0.4 million and $0.9 million was allocated by Culbro to Griffin for these services in the third quarter and year to date periods ended August 31, 1996, respectively. These charges were based principally on Griffin's proportionate share of expenses relating to the Culbro corporate activities that were associated with Griffin's operations and are considered by management to be reasonable.

5. Long-term Debt

      Long-term debt includes:

                                                    Aug. 30, 1997  Nov. 30, 1996
                                                    -------------  -------------
Credit Agreement                                           $   --        $36,000
Mortgages                                                   2,592          2,644
Capital leases                                                554            479
                                                           ------        -------
Total                                                       3,146         39,123
Less: due within one year                                     260            277
                                                           ------        -------
Total long-term debt                                       $2,886        $38,846
                                                           ======        =======

      On February 27, 1997, pursuant to the Distribution Agreement, Culbro's general corporate debt that had been included in Griffin's financial statements was assumed by GC Holdings, and therefore will not be part of Griffin's debt structure prospectively.

6. Supplemental Financial Statement Information

            Cost of Goods Sold

            Included in the 1997 third quarter and nine month period cost of goods sold is a charge of $3.3 million to reserve for certain plant inventories in the landscape nursery business. Approximately 75% of the charge relates to field grown plant inventories in which the current carrying cost will not be recovered as a result of horticultural problems and market conditions. The remaining portion of the charge relates principally to certain container grown plant inventories which have not matured properly.

            Inventories

            Inventories consist of:


                                                  Aug. 30, 1997   Nov. 30, 1996
                                                  -------------   -------------
            Nursery stock                               $22,719         $25,651
            Finished goods                                1,410           1,137
            Materials and supplies                          851             742
                                                        -------         -------
                                                        $24,980         $27,530
                                                        =======         =======
            Property and Equipment

            Property and equipment consist of:

                                                  Aug. 30, 1997   Nov. 30, 1996
                                                  -------------   -------------
            Land                                        $ 6,000         $ 5,982
            Buildings and improvements                    3,825           3,807
            Machinery and equipment                      12,658          12,337
                                                         ------          ------
                                                         22,483          22,126
            Accumulated depreciation                     (9,976)         (9,450)
                                                        -------         -------
                                                        $12,507         $12,676
                                                        =======         =======

7. Earnings Per Share

            Through July 3, 1997, Griffin was a wholly owned subsidiary of Culbro. Accordingly, earnings per share are presented on a pro forma basis. For the periods prior to the Distribution of Griffin stock to Culbro's shareholders, pro forma income (loss) per share was computed using the weighted average common shares and equivalents outstanding equal to Culbro's weighted average common shares and equivalents outstanding because the Griffin common stock was distributed to Culbro shareholders on a one-for-one basis.

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

                                                         For the 13 Weeks Ended,
                                                         -----------------------
                                                     Aug. 30, 1997  Aug. 31, 1996
                                                     -------------  -------------
Pro forma basic loss per share from continuing
  operations                                         $     (0.36)     $     (0.22)
Pro forma basic loss per share from discontinued
  operation                                                   --            (0.29)
                                                     -----------        ---------
Pro forma basic net loss per share                   $     (0.36)     $     (0.51)
                                                     ===========        =========

Pro forma weighted average shares outstanding          4,559,000        4,512,000
                                                     ===========        =========

Pro forma diluted loss per share from continuing
  operations                                         $     (0.33)     $     (0.22)
Pro forma diluted loss per share from discontinued
  operation                                                   --            (0.28)
                                                     -----------      -----------
Pro forma diluted net loss per share                 $     (0.33)     $     (0.50)
                                                     ===========      ===========
Pro forma weighted average shares and equivalents
  outstanding                                          4,914,000        4,678,000
                                                     ===========      ===========

                                                        For the 39 Weeks Ended,
                                                        -----------------------
                                                     Aug. 30, 1997  Aug. 31, 1996
                                                     -------------  -------------
Pro forma basic loss per share from continuing
  operations                                         $     (0.37)     $     (0.57)
Pro forma basic loss per share from
  discontinued operation                                      --            (0.12)
                                                     -----------      -----------
Pro forma basic net loss per share                   $     (0.37)     $     (0.69)
                                                     ===========      ===========
Pro forma weighted average shares outstanding          4,541,000        4,468,000
                                                     ===========      ===========
Pro forma diluted loss per share from continuing
  operations                                         $     (0.34)     $     (0.54)
Pro forma diluted loss per share from
  discontinued operation                                      --            (0.12)
                                                     -----------      -----------
Pro forma diluted net loss per share                 $     (0.34)     $     (0.66)
                                                     ===========      ===========
Pro forma weighted average shares and equivalents
  outstanding                                          4,863,000        4,656,000
                                                     ===========      ===========

                         GRIFFIN LAND & NURSERIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      Net cash flows used in operating activities of continuing operations were $3.6 million in the 1997 nine month period as compared to $0.5 million used in operating activities of continuing operations in the 1996 nine month period. The increased use of cash reflects several factors. The change in real estate held for sale reflected a use of cash in 1997 versus providing cash in 1996, resulting from increased spending in 1997 and lower relief from sales in the current year as compared to 1996. Additionally, the noncash equity income from Centaur was a larger factor in 1997 results versus 1996. Cash flows used in investing activities reflected capital expenditures in the landscape nursery business, which were slightly higher in 1997 as compared to 1996. Financing activities reflect borrowings to finance the landscape nursery and real estate businesses. In 1996, borrowings included approximately $17 million that were transferred to Culbro.

      Through February 27, 1997, the date of the Distribution Agreement between Griffin, Culbro and GC Holdings, the cash management and treasury activities of Griffin were integrated with those of Culbro. Griffin's cash receipts were transferred daily into Culbro's cash account and Griffin's cash disbursement accounts were reimbursed by Culbro on a daily basis. Subsequent to that date and through the distribution of Griffin common stock to Culbro's shareholders on July 3, 1997, Griffin's cash flows were segregated from those of Culbro and its other subsidiaries.

      As a subsidiary of Culbro, Griffin did not maintain its own separate credit facilities. Borrowings under the Culbro credit facilities were reflected in Griffin's financial statements until, in accordance with the Distribution Agreement, this debt was assumed by GC Holdings at the end of the 1997 first quarter. Prospectively, this debt will not be included in Griffin's capital structure. Griffin has entered into a letter of intent with a commercial bank to obtain a $10 million line of credit for general working capital purposes of its landscape nursery business to supplement cash flow from operations, as required. The line of credit is subject to completion of a definitive loan agreement.

      Griffin recently received local regulatory approval to construct an approximately 95,000 square foot warehouse facility in the New England Tradeport, Griffin's industrial park located near Bradley International Airport in the Hartford-Springfield corridor. Griffin intends to begin construction in the 1997 fourth quarter with completion anticipated in the 1998 second quarter. Construction costs, which will include investment in off-site infrastructure on behalf of Windsor, Connecticut, are estimated to be approximately $4.5 million, which will be financed from cash on hand. The above information includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the construction of the new warehouse. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

      Management believes, based on the current level of operations and anticipated growth, that cash flow from operations, cash on hand and, if needed, borrowings under the anticipated credit facility or real estate financing will be sufficient to finance its landscape nursery business and fund future real estate projects. Over the longer term, selective mortgage placements and additional credit facilities may also be required to fund capital projects.

Results of Operations

      In the 1997 third quarter, net sales decreased $0.2 million to $10.9 million from $11.1 million in the 1996 third quarter. The decrease reflected lower revenue in the real estate business, substantially offset by higher sales in the landscape nursery business. The lower sales in the real estate business principally reflected the effect of revenue included in the 1996 third quarter from a real estate joint venture and a commercial building, both of which were disposed of in the 1996 fourth quarter, and therefore not included in the 1997 third quarter revenue. The higher net sales in the landscape nursery business reflected higher plant sales, principally at the wholesale sales and service centers.

      Cost of sales in the 1997 third quarter included a charge of $3.3 million to reserve for certain plant inventories in the landscape nursery business. Approximately 75% of the charge relates to field grown plant inventories in which the current carrying cost will not be recovered as a result of horticultural issues and market conditions. The remaining portion of the charge relates principally to certain container grown plants originally potted in 1994 which have not matured properly. Imperial Nurseries is continuing to phase out its field grown plant program and will concentrate its production resources on its container plant facilities in Connecticut and Florida which are substantially larger than its field grown inventory operation. Imperial is replacing its field grown program by entering into strategic alliances and contract growing agreements.

      The 1997 third quarter operating loss of $3.0 million as compared to operating profit of $0.2 million in the 1996 third quarter reflected the effect of the inventory charge noted above. In the landscape nursery business, excluding this charge, operating results were slightly lower than last year's third quarter. Increased gross profit, due to the higher sales, was more than offset by higher operating expenses. Operating results in the real estate business were lower in the 1997 third quarter as compared to the 1996 third quarter. The lower 1997 results reflect the prior year's quarter including profit from a real estate joint venture and a commercial building that were disposed of in the 1996 fourth quarter, partially offset by a provision for loss on sale of the joint venture that was reflected in the 1996 third quarter.

      Interest expense of $0.1 million in the 1997 third quarter was substantially lower than the interest expense of $2.1 million in the 1996 third quarter, reflecting the satisfaction in last year's fourth quarter of a subordinated note payable (see below) and, on February 27, 1997, the assumption by GC Holdings of all of Griffin's general corporate debt pursuant to the Distribution Agreement between Griffin, Culbro and GC Holdings.

      The other nonoperating income of $0.6 million in the 1996 third quarter reflected accrued dividends and accretion income on the preferred stock of Eli Witt previously held by Griffin. The accrued dividends and accretion income were equal to interest on a subordinated note payable that was satisfied by exchange of the Eli Witt preferred stock in November 1996. Interest on the subordinated note payable was included in interest expense in the 1996 third quarter.

      In the 1997 nine month period, net sales and other revenue increased $1.8 million to $34.5 million from $32.7 million in the 1996 nine month period. The increase reflected higher net sales in the landscape nursery business, due principally to increased volume at the wholesale sales and service centers and increased sales of container plants from the Connecticut and Florida facilities. The higher net sales in the landscape nursery business was partially offset by lower revenue in the real estate business, principally due to the factors that affected the third quarter sales in the real estate business noted above.

      The operating loss of $2.7 million in the 1997 nine month period as compared to an operating profit of $0.7 million in the 1996 nine month period reflected the $3.3 million charge in the current year to reserve for unsaleable inventories in the landscape nursery business. Excluding this item, operating results for the 1997 nine month period in the landscape nursery business increased over the prior year's nine month period. This increase reflected higher net sales, principally at the wholesale sales and service centers, partially offset by higher operating expenses. As a percentage of net sales, operating expenses in this business remained constant in the 1997 nine month period as compared to the 1996 nine month period. Operating results in the real estate business for the 1997 nine month period were lower than the 1996 nine month period due principally to the factors noted above that affected the third quarter.

      Equity income from Griffin's investment in Centaur Communications, Ltd. increased to $0.5 million in the 1997 nine month period from break even in the 1996 nine month period. The increase reflected improved conditions in Centaur's markets.

      Interest expense of $0.9 million in the 1997 nine month period as compared to $6.1 million in the 1996 nine month period reflected reduced debt due to the factors described above. Included in the 1997 nine month interest expense is $0.7 million of interest expense on general corporate debt incurred in the first quarter. Such debt was assumed by GC Holdings on February 27, 1997, therefore, all periods subsequent to that date will not include such interest expense. Interest income of $0.1 million in the 1997 nine month period reflects earnings on short-term investments of Griffin's cash.

      The other nonoperating income of $1.5 million in the 1996 nine month period was related to the preferred stock of Eli Witt noted above. The preferred stock of Eli Witt was exchanged in the 1996 fourth quarter, therefore, there is no nonoperating income reflected in 1997.

      The results, net of tax benefits, from the discontinued operation in the 1996 third quarter reflect the provision for the loss on sale of CMS Gilbreth. The 1996 nine month period reflects the provision for the loss on sale and results of operations of CMS Gilbreth. The sale of CMS Gilbreth was completed in November 1996.

PART II OTHER INFORMATION

      Item 6. Reports on Form 8-K

      Griffin filed Form 8-K on June 27, 1997 stating that the distribution of the shares of Griffin to Culbro's shareholders would take place on July 3, 1997.

                                   SIGNATURES

PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GRIFFIN LAND & NURSERIES, INC.


                                       /s/ Frederick M. Danziger
                                       --------------------------------------
DATE: October 14, 1997                                  Frederick M. Danziger
                                                                    PRESIDENT


                                       /s/ Anthony J. Galici
                                       --------------------------------------
DATE: October 14, 1997                                      Anthony J. Galici
                                                      VICE PRESIDENT, FINANCE