Form 10-K
period 1997-11-29
GRIFFIN LAND & NURSERIES INC
filed 1998-02-27
CIK 1037390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended November 29, 1997

                                       OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29288

                         GRIFFIN LAND & NURSERIES, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        06-0868496
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)

             ONE ROCKEFELLER PLAZA                                    10020
              NEW YORK, NEW YORK                                   (Zip Code)
             (Address of principal
              executive offices)

                                 (212) 218-7910
              (Registrant's Telephone Number, Including Area Code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                                                                NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                          ON WHICH REGISTERED
-----------------------------------------------------------  -----------------------------------------------------------
               Common Stock $0.01 par value                                      OTC Bulletin Board

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$14,800,000 approximately, based on the closing sales price on the OTC Bulletin Board on February 18, 1998. Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the Registrant and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock:
4,743,590 shares as of February 18, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

    Griffin Land & Nurseries, Inc. ("Griffin" or the "Company") and its subsidiaries comprise principally a landscape nursery and real estate business. At the end of its 1997 fiscal year Griffin engaged in two principal lines of business: (1) the landscape nursery products business, comprised of (x) the growing of container landscape nursery products for sale principally to garden center operators and landscape nursery mass merchandisers, and (y) the owning and operating of wholesale sales and service centers whose principle customers are landscape contractors; and (2) the real estate business, comprised of (x) the owning, building and managing of commercial and industrial properties and
(y) the developing of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts. Griffin also owns an approximately 25% interest in Centaur Communications, Ltd., a United Kingdom magazine and information services publisher.

LANDSCAPE NURSERY BUSINESS

    The landscape nursery operations of Griffin are operated by its wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial is a grower, distributor and broker of wholesale landscape nursery stock. The landscape nursery industry is extremely fragmented, with the industry leader having less than 1% of total market share. Imperial believes that its growing operations place it among the twenty largest landscape nursery growers in the country.

    Imperial's container growing operations are located on property owned by Griffin in Connecticut (approximately 400 acres) and in northern Florida (approximately 350 acres). The majority of Imperial's inventories are container grown plants on those two farms. The largest portion of Imperial's container-grown product consists of broad leaf evergreens, including azaleas and rhododendron. Imperial has determined to terminate its own growing of field-grown product and in the third quarter created a reserve estimated to be sufficient to absorb the losses from terminating these operations over the next two years. Container-grown product is held principally from one to three years prior to its sale by Griffin. Imperial contracts with a grower in the Mid-Atlantic states to grow field-grown product for Imperial. The agreement provides for Imperial to purchase such product over a five year period. This program is part of a program intended to replace Imperial's previous investment in field-grown plants and to shorten its product growing cycles. Imperial is also reviewing a variety of approaches to increasing its return on assets with potentially different approaches for differing categories of products. Among such possible approaches are: (i) changing the growing cycle for some of its containerized production; (ii) selling such plants in terra cotta or similar containers for immediate use by customers; and (iii) adding a broader selection of perennial flowers and flowering shrubs to its list of products. Some of these programs are also directed at reducing the growing time of certain products.

    The growing operations serve a market comprised principally of retail chain store garden departments, retail nurseries and garden centers, and wholesale nurseries and distributors. Imperial-grown products are also distributed through its own wholesale horticultural sales and service centers whose largest customers are landscapers. Imperial's major markets are in the Northeast, Mid-Atlantic, the northern portion of the Southeast and Mid-West. Nursery sales are highly seasonal, peaking in spring, and are affected by commercial and residential building activity as well as weather conditions.

    Imperial operates seven wholesale horticultural sales and service centers which sell a wide range of plant material, including a large portion purchased from growers other than Imperial, and horticultural tools and products to the trade. The largest portion of the sales of these centers is to professional landscapers. The centers, all of which are owned by Imperial, are located in Windsor, Connecticut; Aston and Pittsburgh, Pennsylvania; Columbus and Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia.

    Containerized growing and shipping capacity has been increased to meet the potential volume and quality needs of Imperial's customers and to capitalize on any growth in the Mid-Atlantic and Mid-West markets. Imperial is evaluating methods of making more efficient its loading and handling of container products both on its farms and at its service centers and is experimenting with new distribution methods to deepen its coverage of wholesale center customers through more frequent delivery services.

    In 1997, Imperial continued to diversify its customer base in order to reduce its dependence on a few large customers. Currently Imperial's sales are made to a large variety of customers, none of whom represents more than 3% of sales.

REAL ESTATE BUSINESS

    Griffin, through its "Griffin Land" division, is directly engaged in the real estate development business on portions of its land in Connecticut, with headquarters in Bloomfield, Connecticut. Griffin develops portions of its properties for commercial, residential and industrial use.

    During the last several years, the real estate market in the Hartford area, particularly that in the northwest quadrant, where the majority of Griffin's acreage is located, has been depressed by a number of factors, including the decline of employment in the defense and insurance industries. There can be no assurance that the condition of the real estate market in this region will improve in the near future. The development of Griffin's land was also affected by land planning issues, particularly in the town of Simsbury. In Simsbury, the value of Griffin's land is affected by the presence of chlordane on a portion of the land which is intended for residential development. Griffin is examining means of remediation on its lands and will seek to subdivide certain of its Simsbury properties over a reasonable period. Griffin anticipates that obtaining subdivision approvals in many of the towns where it holds land will be an extended process.

    The most substantial of Griffin's current development efforts are focused on a 600 acre tract owned by Griffin near Bradley International Airport and Interstate 91 known as the New England Tradeport. To date, 140,000 square feet of warehouse and light manufacturing space have been developed and are approximately 90% occupied and a bottling and distribution plant for Pepsi-Cola has been built. A state traffic control certificate for the future development of 1.3 million square feet has been obtained for the New England Tradeport. Griffin is currently building an approximately 98,000 square foot warehouse facility on a part of this land. This building is being built without being preleased. Griffin, based on satisfactory results for this first building, intends to direct its primary efforts at the construction and leasing of light industrial and warehouse facilities at the New England Tradeport. Development at the New England Tradeport has required investment in offsite infrastructure on behalf of Windsor, Connecticut and improvement of some state and town roads, to which Griffin has contributed. Additional offsite investment including road expenses may be required.

    Griffin's other substantial developments are Griffin Center in Windsor, Connecticut and Griffin Center South in Bloomfield, Connecticut. Together these master planned developments comprise approximately 600 acres, half of which have been developed with nearly 1,750,000 square feet of office and industrial space. Griffin Center currently includes nine corporate office buildings built by Griffin. During the 1980s, Griffin sold 70% interests in five of the buildings to a bank-managed real estate investment fund. In 1996, these buildings were sold in a transaction initiated by the successor of that partner. Griffin recorded a pre-tax loss as a result of the 1996 part of this transaction. In the 1980s, Griffin also sold 70% interests in two other office buildings to an insurance company. Griffin currently maintains a 30% interest in those two office buildings in the Griffin Center Office Complex which aggregate 160,000 square feet.

    Griffin Center South, a 130-acre tract, comprises sixteen buildings of industrial and research/ development space. Nine of these buildings with an aggregate of approximately 188,000 square feet have been retained by Griffin for rental and are 78% rented. During 1997, one building was rerented by, and substantially improved for, a tenant from a different location in Griffin Center South. Most of that tenant's prior space was also rerented. As a result of these transactions, aggregate rents within Griffin Center are expected to increase.

    Two additional Griffin parcels available for development include 28 acres in the Day Hill Technology Center in Windsor, and 100 acres in the South Windsor Technology Center. State traffic certificates have been obtained for these parcels for 500,000 square feet and 200,000 square feet of development, respectively.

    In 1988, a subsidiary of Griffin began infrastructure work at Walden Woods, a 153-acre site in Windsor, Connecticut which was planned to contain approximately 365 residential units. Completion of that amount of units may not be achieved. Prior to 1992 Griffin had built and sold 45 homes before discontinuing its home building operations at Walden Woods. Since then two third-party home builders have completed an additional 76 homes. Griffin is evaluating other of its lands for residential development over a period of years. During 1997, a parcel in Suffield, Connecticut was sold for residential development which was the principal land sale by Griffin for the year.

    Griffin is seeking to develop a joint venture to process bulky waste and build a transfer station and recycling operation on a portion of its land but has run into some local opposition. Other sites for that operation are being explored. In addition, approximately 500 acres are leased for tobacco growing to General Cigar Co., Inc. at rentals approximating carrying cost. The lease for these properties, which extends for 10 years, may be terminated, as to 100 acres annually, on one year's prior notice.

EQUITY INVESTMENTS

    ELI WITT

    Griffin owns 50.1% of The Eli Witt Company ("Eli Witt"), a wholesale distributor of tobacco, sundries and general merchandise. Griffin deconsolidated Eli Witt as of April 25, 1994 and subsequently has accounted for its investment in Eli Witt under the equity method. In November 1996 Eli Witt filed for protection under Chapter 11 of the Federal Bankruptcy Law. In connection with such filing Eli Witt sold all of its operating assets to another wholesale distributor in March 1997. Shareholders of Eli Witt are not expected to receive any proceeds from the sale. See Item 3-Legal Matters.

    CENTAUR

    Griffin owns approximately 25% of the stock of Centaur Communication Limited ("Centaur"), a privately-held publisher of business magazines, including MARKETING WEEK and MONEY MARKETING in the United Kingdom and received during 1997 as a distribution 25% of the stock of Linguaphone Group PLC ("Linguaphone") which had been owned by Centaur. After a period of time during which results were adversely affected by a number of factors including adverse business conditions in the United Kingdom, this business is now profitable. Two members of Griffin's Board of Directors are on the Board of Directors of Centaur. Griffin's investments in Centaur and Linguaphone are carried at an aggregate amount of approximately $15 million.

FINANCIAL INFORMATION REGARDING INDUSTRY SEGMENTS

    See Note 5 to the Combined Financial Statements of Griffin included elsewhere herein for certain financial information regarding the landscape nursery business and the real estate business.

EMPLOYEES

    Griffin employs approximately 259 persons on a full-time basis, including 10 in its real estate business and 249 in its landscape nursery business. At present, none of these employees is represented by a union. Griffin believes that its relations with its employees are satisfactory.

COMPETITION

    The nursery business is competitive and Griffin competes against a number of other companies, including national, local and regional nursery businesses. Some of Griffin's competitors may be in a stronger financial position than Griffin. Numerous real estate developers operate in the portion of Connecticut and Massachusetts in which Griffin's holdings are concentrated. Some of such businesses compete in each anticipated business of Griffin and may have greater financial resources than Griffin.

REGULATION; ENVIRONMENTAL MATTERS

    Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owners ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real properties, Griffin may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. In Simsbury, the value of Griffins land is affected by the presence of chlordane on a portion of the land which is intended for residential use. Griffin is experimenting with means of remediation on such lands. Although Griffin believes that it will be able to take steps to reduce chlordane contamination to levels below that which would impede residential development of such properties, there can be no assurance that Griffin will be able to do so in a timely or economic fashion or at all. In the event that Griffin is unable adequately to remediate this property, its ability to develop such property for its intended purposes would be materially affected. In addition, Griffin is seeking to develop a joint venture to process bulky waste and build a transfer station and recycling operation on a portion of its land in Connecticut. Although Griffin intends to conduct such operations in compliance with all applicable environmental laws, there can be no assurance that Griffin will not incur incremental additional costs in connection with such operations resulting from environmental compliance efforts, or as a result of any future noncompliance with such laws.

    Griffin periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. Griffin does not anticipate experiencing in the immediate future material expense in complying with such laws.

ITEM 2--PROPERTIES

                                 LAND HOLDINGS

    Griffin Land & Nurseries, Inc. is a major landholder in the State of Connecticut and also owns land in the State of Massachusetts. In addition, Griffin owns approximately 1,000 acres in Florida, most of which is used for Imperial Nurseries' growing operations or is contiguous to such operations, and also owns sites for Imperial Nurseries' seven sales and service centers. Each such center typically has a warehouse/office facility and 10-15 acres of nursery stock.

    The book value of undeveloped land holdings owned by Griffin, principally in the Hartford CT area, is approximately $5,000,000 exclusive of land improvements. Griffin believes the fair market value is very substantially in excess of such book value including land improvements.

    A listing of the location of Griffin's commercial and nursery real estate, a portion of which, principally in Bloomfield, East Granby and Windsor, has been developed, is as follows:

                             COMMERCIAL REAL ESTATE

LOCATION OF PROPERTY                                                                              LAND AREA (ACRES)
-----------------------------------------------------------------------------------------------  -------------------
CONNECTICUT
Bloomfield, CT.................................................................................             320
East Granby, CT................................................................................             187
East Windsor, CT...............................................................................             115
Granby, CT.....................................................................................             106
Simsbury, CT...................................................................................             875
South Windsor, CT..............................................................................             103
Suffield, CT...................................................................................             375
Windsor, CT....................................................................................           1,167

MASSACHUSETTS
Southwick, MA..................................................................................             425

FLORIDA
Hillsborough County, FL........................................................................               9
Leon County, FL................................................................................               6

                              NURSERY REAL ESTATE

LOCATION OF PROPERTY                                                                              LAND AREA (ACRES)
-----------------------------------------------------------------------------------------------  -------------------
FLORIDA
Quincy, FL.....................................................................................           1,046

CONNECTICUT
East Granby, CT................................................................................             393
Granby, CT.....................................................................................             267
Windsor, CT....................................................................................              75

PENNSYLVANIA
Aston, PA......................................................................................              16
Pittsburgh, PA.................................................................................              10

VIRGINIA
Manassas, VA...................................................................................              16

OHIO
Columbus, OH...................................................................................              12
Cincinnati, OH.................................................................................              11

MARYLAND
White Marsh, MD................................................................................              20

Griffin also leases approximately 2,100 square feet in New York City for its Executive Offices.

ITEM 3--LEGAL PROCEEDINGS

    Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro Corporation ("Culbro"). As a result of the transaction pursuant to which Griffin became a public company, Griffin acquired Culbro's 50.1% common stock interest in Eli Witt. In November 1996, Eli Witt filed for protection under Chapter 11 of the Federal Bankruptcy Law. Prior to February 1993, Eli Witt was a wholly-owned subsidiary of Culbro and filed consolidated tax returns with Culbro. Culbro, Eli Witt and other parties engaged in two complex acquisitions and reorganizations in 1993 and 1994, pursuant to which Culbro received material distributions. The distributions made to Culbro in February 1993 included approximately $46 million in repayment of inter-company liabilities to Culbro and approximately $42 million in repayment of capital. The integration of a subsequent acquisition was not successful. Culbro subsequently loaned $5 million to Eli Witt. These transactions (including the transfer of funds to Culbro) have been reviewed by Eli Witt creditors and other parties in interest in connection with the Chapter 11 case. Griffin believes that Eli Witt was adequately capitalized and solvent at the time of and after the distributions. Griffin also believes that the bankruptcy of Eli Witt was caused by a number of other factors which occurred subsequently to the distributions, including principally an unforeseen reduction in the prices of cigarettes, which both reduced the ongoing profitability of Eli Witt and eliminated the profits it had earned from recurrent cigarette price increases. Accordingly, Griffin believes that such distributions would not constitute a fraudulent conveyance under applicable federal and state insolvency laws. Griffin is not entitled to contribution from Culbro or General Cigar Holdings, Inc. ("GC Holdings") for liabilities assumed by Griffin relating to the Eli Witt matter. Griffin is obligated to indemnify Culbro and GC Holdings for any liability relating to the Eli Witt matter. Although Griffin believes that any claim challenging the distributions described above would be without merit, any such claim, if asserted and successfully prosecuted, could have a material adverse effect on Griffin's financial condition. Recently, the bankruptcy court confirmed Eli Witt's plan of reorganization. The plan permitted Eli Witt to sell certain real property on which Griffin holds a second mortgage. In connection with a motion to approve the sale of such property, Griffin and Culbro would be released from any liability to Eli Witt, the creditors of Eli Witt and any party claiming by or through the bankruptcy estate of Eli Witt in return for a release of Griffin's second mortgage on the property and a release of its other claims in the bankruptcy. The bankruptcy court has not yet approved the sale and the releases. As it is currently structured, the release is contingent upon the sale. Furthermore, based upon recent communications from the proposed buyer of the real property it appears unlikely that the sale (and related releases) will be consummated.

    Certain parts of Griffin's property in Simsbury, Connecticut, are affected by the presence of chlordane. Although the various federal, state and local agencies may have an interest in the matter, there are no proceedings known by Griffin to be contemplated by any of these agencies in connection with possible chlordane exceedences on such properties.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5-- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The following are the high and low prices of common shares of Griffin as traded on the OTC Bulletin Board subsequent to the Distribution of Griffin's common stock on July 3, 1997:

                                                                   3RD QUARTER           4TH QUARTER
                                                               --------------------  --------------------
                                                                 HIGH        LOW       HIGH        LOW
                                                               ---------  ---------  ---------  ---------
1997.........................................................     17 7/8     14 7/8     19 7/8     12 7/8

    On February 18, 1998 the number of record holders of common stock of Griffin was approximately 711, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the OTC Bulletin Board on such date was $13.50 per share. The information appearing in Notes 10 and 14 to the Consolidated Financial Statements is hereby incorporated by reference.

ITEM 6--SELECTED FINANCIAL DATA

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1997       1996       1995       1994         1993
                                                          ---------  ---------  ---------  ---------  ------------
STATEMENT OF OPERATIONS DATA:
Net sales & other revenue...............................  $  46,288  $  46,531  $  41,756  $  43,024  $  1,239,855
Operating profit (loss).................................     (3,236)    (1,245)       810     (4,867)       11,336
Loss from continuing operations.........................     (2,136)    (4,063)    (4,265)    (7,157)       (2,632)
Net loss................................................     (2,136)    (4,606)      (580)    (3,833)       (4,510)
Pro forma net loss per share (a)........................      (0.44)
BALANCE SHEET DATA:
Total assets............................................    102,750    101,775    165,655    167,421       316,056
Working capital.........................................     40,144     36,698     23,069     28,112        74,262
Long-term debt (b)......................................      2,830     38,846     72,737     91,614       172,068
Stockholders' equity/Culbro Investment (c)..............     90,523     47,449     61,299     44,426        32,406

    The Selected Financial Data presented above reflects CMS Gilbreth Packaging Systems, Inc. as a discontinued operation in 1993 through 1996. This business was sold in 1996. The information presented for 1993 reflects Eli Witt as a consolidated subsidiary. Subsequent years reflect the deconsolidation of Eli Witt. Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly for a discussion of certain unusual items.

    (a) Griffin was a wholly-owned subsidiary of Culbro through July 3, 1997. Accordingly, the per share results presented above are on a pro forma basis using the weighted average common shares equal to Culbro's weighted average shares because the Griffin common stock was distributed to the Culbro shareholders on a one-for-one basis.

    (b) Culbro's general long-term debt was included on Griffin's historical balance sheet through February 27, 1997, when such debt was assumed by Griffin's former affiliate, GC Holdings in connection with the distribution of Griffin's common stock to Culbro's shareholders.

    (c) Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro. Accordingly, the retained earnings and intercompany balances with its former parent are reflected in Culbro Investment prior to July 3, 1997.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro Corporation ("Culbro"). On July 3, 1997, Culbro distributed to its shareholders the common stock of Griffin in a tax-free distribution, (the "Distribution"). Subsequent to the Distribution, Griffin has operated and is operating as an independent stand-alone entity. Prior to March 18, 1997, Griffin was known as Culbro Land Resources, Inc. Griffin principally owns and operates a landscape nursery business through its subsidiary, Imperial, and a Connecticut-and-Massachusetts-based real estate business, Griffin Land, and has an approximately 25% equity interest in Centaur, a magazine publishing business in the United Kingdom, all of which were held by Griffin or transferred to Griffin in accordance with a Distribution Agreement between Griffin, Culbro and GC Holdings ("GC Holdings"), a Culbro subsidiary. Subsequent to the Distribution, Centaur distributed to its shareholders the common stock of its subsidiary, Linguaphone. Accordingly, Griffin has an approximately 25% equity interest in Linguaphone.

    The financial statements of Griffin reflect the results of the operations of Griffin's businesses and investments. Griffin's results through the Distribution include allocations to Griffin from Culbro for corporate overhead of $1.0 million, $1.8 million and $2.1 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Additionally, $0.9 million of a Culbro unusual expense item was allocated to Griffin in fiscal 1996. These allocations, which may not necessarily reflect the additional expenses Griffin would have incurred had it operated as a separate stand-alone entity prior to the Distribution, are deemed reasonable by Griffin management. Griffin's financial statements include interest expense on debt specifically incurred by Griffin, and interest expense on Culbro general corporate debt. The Culbro debt was included in Griffin's financial statements through February 27, 1997, the date this debt was assumed by GC Holdings pursuant to the Distribution Agreement. Accordingly, this debt is excluded from Griffin's capital structure subsequent to February 27, 1997. Interest expense on Culbro's general corporate debt that has been included in Griffin's results of operations was $0.7 million, $7.3 million and $7.6 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Such interest expense will not be part of Griffin's results of operations on a prospective basis. Griffin's results of operations should be read in conjunction with the unaudited pro forma results of operations in Note 3 of the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    FISCAL 1997 COMPARED TO FISCAL 1996

    Net sales and other revenue of $46.3 million in fiscal 1997 was slightly lower than fiscal 1996 net sales and other revenue of $46.5 million. Net sales at Imperial increased 15% to $42.6 million in fiscal 1997 from $37.0 million in fiscal 1996. The increased sales reflected higher volume and improved pricing at Imperial's wholesale sales and service centers, which contributed approximately 75% of Imperial's total increase in net sales. The balance of Imperial's sales increase reflected higher sales volume of containerized plants from its growing operations in Connecticut and Florida. Net sales and other revenue in Griffin's real estate business, Griffin Land, were $3.7 million in fiscal 1997 as compared to $9.5 million in fiscal 1996. The decrease principally reflected the effect of a 1996 sale, in which Griffin Land received $4.0 million in proceeds, of all of the properties of a real estate joint venture in which Griffin Land held a 30% interest.

    Griffin incurred an operating loss of $3.2 million in fiscal 1997 as compared to an operating loss of $1.2 million in fiscal 1996. The higher operating loss reflected results at Imperial, which incurred a $1.4 million operating loss in fiscal 1997 as compared to an operating profit of $1.6 million in fiscal 1996. Imperial's fiscal 1997 results included a $3.3 million charge to reserve for certain plant inventories. Approximately 75% of the charge related to field grown plant inventories in which the current carrying cost will not be recovered as a result of horticultural issues and market conditions. The remaining portion of the charge related principally to certain container grown plants originally potted in 1994 which have not matured properly. Imperial is continuing to phase out its field grown plant program and will concentrate its production resources on its container plant facilities in Connecticut and Florida, which are substantially larger than its field grown inventory operation. Imperial is replacing its field grown program by entering into strategic alliances and contract growing agreements. Excluding this charge, Imperial's operating results in fiscal 1997 were slightly higher as compared to fiscal 1996. The effect of Imperial's higher net sales was partially offset by higher costs, principally due to increased costs associated with containerized plants sold from the Connecticut and Florida operations. As a result, margins on sales declined from 29.9% in 1996 to 29.4% in 1997. Operating expenses at Imperial increased in fiscal 1997 versus fiscal 1996; however, as a percentage of net sales, operating expenses decreased to 25.0% of net sales in fiscal 1997 from 25.5% of net sales in fiscal 1996.

    Griffin Land incurred an operating loss of $0.2 million in fiscal 1997 as compared to an operating loss of $0.3 million in fiscal 1996. Improved results from sales of property, due principally to comparison with the loss on the sale of the joint venture last year, were substantially offset by lower income from joint venture operations and lower property management income.

    Griffin's general corporate expense decreased from $2.6 million in fiscal 1996 to $1.6 million in fiscal 1997. The decrease principally reflects the allocation to Griffin in fiscal 1996 of $0.9 million for its share of a Culbro unusual expense item principally related to the termination of certain incentive programs. The other nonoperating income of $1.9 million in fiscal 1996 reflected accrued dividends and accretion income on the preferred stock of Eli Witt previously held by Griffin. The accrued dividends and accretion income were equal to interest on a subordinated note payable that was satisfied by exchange of the Eli Witt preferred stock in November 1996. Interest on the subordinated note payable was included in interest expense in fiscal 1996.

    Interest expense decreased to $1.0 million in fiscal 1997 from $7.8 million in fiscal 1996. The decrease reflects the assumption on February 27, 1997 of Culbro's general corporate debt by GC Holdings in accordance with the Distribution Agreement. Additionally, the fiscal 1996 fourth quarter reflected the reduction of Culbro's general corporate debt from the proceeds received on the sale of CMS Gilbreth Packaging Systems, Inc., and from the exchange of Eli Witt preferred stock to satisfy a related subordinated note payable.

    Griffin's income from its equity investments, principally Centaur, was $0.3 million in fiscal 1997 and fiscal 1996. Fiscal 1997 results included an expense for stock option compensation at Centaur for which the portion attributable to Griffin was approximately $0.6 million. Excluding that item, Centaur's operating results were significantly improved over the prior year, reflecting improved markets in the United Kingdom, where Centaur operates.

    The net loss from the discontinued operation in fiscal 1996 reflects operating results of CMS Gilbreth Packaging Systems, Inc. and the loss on the sale of that business, which was completed in November 1996.

    FISCAL 1996 COMPARED TO FISCAL 1995

    Net sales and other revenue increased 11.4% or $4.7 million, to $46.5 million in fiscal 1996 compared to $41.8 million in fiscal 1995. The increase in net sales and other revenue was due to higher net sales and other revenue at both Imperial and Griffin Land. At Imperial, net sales increased 6.2% or $2.1 million to $37.0 million in fiscal 1996 from $34.9 million in fiscal 1995. This increase reflected increased sales at the wholesale nursery sales and service centers. Net sales and other revenue at Griffin Land increased $2.6 million to $9.5 million in fiscal 1996 from $6.9 million in fiscal 1995. The increase reflected the sale of all of the properties of a real estate joint venture in which Griffin Land held a 30% interest. The joint venture sale generated net proceeds of $4.0 million and a pretax loss of $0.4 million. Excluding this transaction, net sales and other revenue decreased by $1.8 million, due to lower residential lot sales and lower sales of undeveloped commercial land.

    Griffin incurred an operating loss of $1.2 million in fiscal 1996 compared to an operating profit of $0.8 million in fiscal 1995. At Imperial, operating profit was $1.6 million in fiscal 1996 compared to $1.7 million in fiscal 1995, reflecting higher operating expenses, which offset the effect of the higher sales. An increase in gross margins to 29.9% in fiscal 1996 from 29.1% in fiscal 1995 was due to the effect of a $1.0 million charge in fiscal 1995 to reserve for excess field-grown plant inventories, offset by product mix and competitive pricing pressures in fiscal 1996. Operating expenses at Imperial increased to 25.5% of net sales in fiscal 1996 from 25.1% of net sales in fiscal 1995. The increase reflected higher selling expenses, and the operating expenses of a new sales and service center. In the real estate segment, Griffin Land incurred an operating loss of $0.3 million in fiscal 1996 compared to an operating profit of $1.2 million in fiscal 1995. The lower results reflected the loss of $0.4 million on the joint venture sale and the effect of the lower residential and commercial land sales.

    General corporate expense increased to $2.6 million in fiscal 1996 from $2.2 million in fiscal 1995. The increase in fiscal 1996 reflects Griffin's allocated share of a Culbro corporate compensation expense item.

    Other nonoperating income of $1.9 million in fiscal 1996 and $0.9 million in fiscal 1995 included principally accretion and accrued dividend income on the preferred stock of Eli Witt of $2.2 million and $2.3 million in fiscal 1996 and fiscal 1995, respectively. In fiscal 1995 the accretion and dividend income was partially offset by expenses incurred in connection with Griffin's support for the refinancing of Eli Witt. The accretion and accrued dividend income on the preferred stock equaled the interest expense recorded in those years on a related exchangeable subordinated note payable. In the 1996 fourth quarter, the Eli Witt preferred stock was exchanged in satisfaction of a subordinated note issued by Culbro and all accrued interest thereon.

    Interest expense decreased to $7.8 million in fiscal 1996 from $8.2 million in fiscal 1995 due to lower debt levels, reflecting the proceeds from the sale of CMS Gilbreth, which were used to repay debt.

    Results from Griffin's equity investment in Centaur increased to $0.3 million of equity income in fiscal 1996 from an equity loss of $0.2 million in fiscal 1995. The increase reflected improved business conditions for Centaur's publishing business in the United Kingdom.

    The results of the discontinued CMS Gilbreth operation in fiscal 1996 reflected a loss of $0.5 million, net of tax, compared to income of $3.7 million, net of tax, in fiscal 1995. The 1996 results included a net loss of $1.3 million on the sale of CMS Gilbreth partially offset by income of $0.8 million from this business prior to the sale.

    LIQUIDITY AND CAPITAL RESOURCES

    Net cash flow used in operating activities of continuing operations was $1.9 million in fiscal 1997 as compared to $2.2 million in fiscal 1996. Operating results and changes in certain assets and liabilities which increased cash were substantially offset by the effect of the proceeds received in fiscal 1996 from the sale of a real estate joint venture. Fiscal 1996 also included approximately $3.5 million of cash generated by activities of Griffin's discontinued operation, the sale of which was completed in November 1996. Cash used in investing activities in fiscal 1997 reflected capital expenditures, principally in the landscape nursery business, which were lower than fiscal 1996. Investing activities in fiscal 1996 also included cash generated from the sale of the discontinued operation and capital expenditures of that business prior to its sale. Net cash provided by financing activities in fiscal 1997 principally reflected borrowings under Culbro's general corporate debt prior to such debt being assumed by GC Holdings on February 27, 1997. Fiscal 1996 reflected the reduction of debt, principally from proceeds generated from the sale of the discontinued operation.

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

    As a subsidiary of Culbro, Griffin did not maintain its own separate credit facilities. Borrowings under the Culbro credit facilities were reflected in Griffin's financial statements until, in accordance with the Distribution Agreement, such debt was assumed by GC Holdings on February 27, 1997. This debt is no longer included in Griffin's capital structure. Griffin has received a commitment from a commercial bank for a $10 million line of credit to be used for general working capital purposes in its landscape nursery business to supplement cash flow from operations, as required. The line of credit is subject to completion of a definitive loan agreement.

    In the 1997 fourth quarter, Griffin Land started construction on an approximately 98,000 square foot warehouse facility in the New England Tradeport, Griffin's industrial park located near Bradley International Airport in the Hartford-Springfield corridor. Completion is anticipated in the 1998 second quarter. Construction costs, which will include investment in off-site infrastructure on behalf of Windsor, Connecticut, are estimated to be approximately $4.5 million, which are being financed from cash on hand.

    Management believes, based on the current level of operations and anticipated growth, that cash flow from operations, cash on hand and, if needed, borrowings under the landscape nursery credit facility or real estate financing will be sufficient to finance its landscape nursery business and fund future real estate projects. Over the longer term, selective mortgage placements and additional credit facilities may also be required to fund capital projects.

    The information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the construction of the new warehouse. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                FOR THE FISCAL YEARS ENDED,
                                                                             ----------------------------------
                                                                              NOV. 29,    NOV. 30,    DEC. 2,
                                                                                1997        1996        1995
                                                                             ----------  ----------  ----------
Net sales and other revenue................................................  $   46,288  $   46,531  $   41,756
Costs and expenses:
Cost of goods sold.........................................................      35,767      34,210      28,389
Selling, general and administrative expenses...............................      13,757      12,666      12,557
Other expense..............................................................      --             900      --
                                                                             ----------  ----------  ----------
Operating (loss) profit....................................................      (3,236)     (1,245)        810
Other nonoperating income, net.............................................      --           1,917         923
Interest expense...........................................................       1,002       7,805       8,193
Interest income............................................................         266      --          --
                                                                             ----------  ----------  ----------
Loss before income tax benefit.............................................      (3,972)     (7,133)     (6,460)
Income tax benefit.........................................................      (1,470)     (2,767)     (2,348)
                                                                             ----------  ----------  ----------
Loss before equity investments.............................................      (2,502)     (4,366)     (4,112)
Income (loss) from equity investments......................................         366         303        (153)
                                                                             ----------  ----------  ----------
Loss from continuing operations............................................      (2,136)     (4,063)     (4,265)
                                                                             ----------  ----------  ----------
Discontinued operation:
Loss on sale of discontinued operation, net of tax benefit and reversal of
  deferred taxes of $4,182.................................................      --          (1,311)     --
Income from discontinued operation, net of taxes (1996--$527;
  1995--$2,580)............................................................      --             768       3,685
                                                                             ----------  ----------  ----------
Net (loss) income from discontinued operation..............................      --            (543)      3,685
                                                                             ----------  ----------  ----------
Net loss...................................................................  $   (2,136) $   (4,606) $     (580)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Pro forma net loss per common share........................................  $    (0.44)
                                                                             ----------
                                                                             ----------

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                           CONSOLIDATED BALANCE SHEET

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         NOV. 29,      NOV. 30,
                                                                                           1997          1996
                                                                                       ------------  ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents............................................................   $   11,519    $    7,371
Accounts receivable, less allowance of $456 and $302.................................        4,745         3,962
Inventories..........................................................................       25,343        27,530
Deferred income taxes................................................................        1,858         4,047
Other current assets.................................................................        1,903         1,158
                                                                                       ------------  ------------
TOTAL CURRENT ASSETS.................................................................       45,368        44,068
Real estate held for sale or lease, net..............................................       26,429        26,697
Equity investments...................................................................       15,061        14,695
Property and equipment, net..........................................................       12,524        12,841
Other assets, including investments in real estate joint ventures
  of $3,261 and $3,403...............................................................        3,368         3,474
                                                                                       ------------  ------------
TOTAL ASSETS.........................................................................   $  102,750    $  101,775
                                                                                       ------------  ------------
                                                                                       ------------  ------------

LIABILITIES, STOCKHOLDERS' EQUITY AND CULBRO INVESTMENT

CURRENT LIABILITIES
Accounts payable and accrued liabilities.............................................   $    4,980    $    7,093
Long-term debt due within one year...................................................          244           277
                                                                                       ------------  ------------
TOTAL CURRENT LIABILITIES............................................................        5,224         7,370
Long-term debt.......................................................................        2,830        38,846
Other noncurrent liabilities.........................................................        4,173         8,110
                                                                                       ------------  ------------
TOTAL LIABILITIES....................................................................       12,227        54,326

COMMITMENTS AND CONTINGENCIES (SEE NOTE 15)..........................................       --            --

Culbro Investment....................................................................       --            47,449
Common stock, par value $0.01 per share, authorized 10,000,000 shares, issued and
  outstanding 4,743,590 shares                                                                  47        --
Additional paid in capital...........................................................       92,950        --
Accumulated deficit..................................................................       (2,474)       --
                                                                                       ------------  ------------
TOTAL STOCKHOLDERS' EQUITY AND CULBRO INVESTMENT.....................................       90,523        47,449
                                                                                       ------------  ------------
TOTAL LIABILITIES, STOCKHOLDERS' EQUITY AND CULBRO INVESTMENT........................   $  102,750    $  101,775
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                     FOR THE FISCAL YEARS ENDED,
                                                                                   -------------------------------
                                                                                   NOV. 29,   NOV. 30,    DEC. 2,
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
OPERATING ACTIVITIES:
Net loss.........................................................................  $  (2,136) $  (4,606) $    (580)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization....................................................      1,921      2,405      2,416
Loss (income) from discontinued operation, before tax............................     --          4,198     (6,265)
(Income) loss from equity investments............................................       (366)      (303)       153
Discount and interest on subordinated note.......................................     --          2,167      2,349
Accretion and dividend income on preferred stock of Eli Witt.....................     --         (2,167)    (2,349)
Proceeds from sale of investment in real estate joint venture....................     --          4,042     --
Additions to real estate held for sale or lease..................................       (953)      (592)      (802)
Deferred income taxes............................................................     (1,085)    (7,739)     1,533
Changes in assets and liabilities which increased (decreased) cash:
Accounts receivable..............................................................       (937)      (303)      (177)
Inventories......................................................................      2,187     (1,599)    (1,159)
Accounts payable and accrued liabilities.........................................       (579)    (1,474)       499
Other, net.......................................................................         33      3,746        511
                                                                                   ---------  ---------  ---------
Net cash used in operating activities of continuing operations...................     (1,915)    (2,225)    (3,871)
Cash provided by operating activities of discontinued operation..................     --          3,547      9,435
                                                                                   ---------  ---------  ---------
Net cash (used in) provided by operating activities..............................     (1,915)     1,322      5,564
                                                                                   ---------  ---------  ---------
INVESTING ACTIVITIES:
Additions to property and equipment..............................................       (936)    (1,378)      (847)
Proceeds from sale of discontinued operation.....................................     --         35,030     --
Investment in Eli Witt subordinated note.........................................     --         --         (5,000)
Investing activities of discontinued operation...................................     --           (947)    (1,450)
                                                                                   ---------  ---------  ---------
Net cash (used in) provided by investing activities..............................       (936)    32,705     (7,297)
                                                                                   ---------  ---------  ---------
FINANCING ACTIVITIES:
Increase in debt (prior to Liability Assumption).................................      7,422     --         --
Net transactions with Culbro.....................................................       (560)    (9,244)    17,453
Proceeds from exercise of stock options..........................................        408     --         --
Payments of debt.................................................................       (271)   (25,099)   (14,829)
                                                                                   ---------  ---------  ---------
Net cash provided by (used in) financing activities..............................      6,999    (34,343)     2,624
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................      4,148       (316)       891
Cash and cash equivalents at beginning of year...................................      7,371      7,687      6,796
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $  11,519  $   7,371  $   7,687
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Prior to July 3, 1997, Griffin Land & Nurseries, Inc. ("Griffin") was a wholly-owned subsidiary of Culbro Corporation ("Culbro"). On July 3, 1997, as previously approved by Culbro's Board of Directors, Culbro distributed (the "Distribution") the common stock of Griffin to Culbro's shareholders on a one-to-one ratio. The accompanying consolidated financial statements of Griffin include the accounts of Griffin's real estate division ("Griffin Land"), Imperial Nurseries, Inc. ("Imperial") and CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth"), which was sold in 1996 (see Note 4) and is reported as a discontinued operation in these statements. Prior to March 18, 1997, Griffin was known as Culbro Land Resources, Inc. The consolidated financial statements have been presented as if Griffin had operated as an independent stand-alone entity for all periods presented (see Note 2). Such financial statements may not necessarily present the financial position, results of operations and cash flows Griffin would have reported had it actually operated as a stand-alone entity. See Note 3 for consolidated condensed unaudited pro forma financial information. All intercompany transactions have been eliminated.

    Griffin accounts for its investments in Centaur Communication, Ltd. ("Centaur"), Linguaphone Group PLC ("Linguaphone") and real estate joint ventures under the equity method. Results of real estate joint ventures are included in operating profit.

    BUSINESS SEGMENTS

    Griffin is engaged in the landscape nursery and real estate businesses. Imperial, Griffin's subsidiary in the landscape nursery segment, is engaged in growing plants which are sold principally to garden centers, wholesalers and merchandisers, and operating sales and service centers which sell principally to landscapers. Griffin's real estate segment, Griffin Land, builds, leases and manages commercial and industrial properties and develops residential subdivisions on real estate in Connecticut and Massachusetts that was previously owned by Culbro and transferred to Griffin in accordance with the Distribution Agreement (see Note 2).

    FISCAL YEAR

    Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal years 1997, 1996 and 1995 each contained 52 weeks and ended November 29, 1997, November 30, 1996 and December 2, 1995, respectively.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on deposit, bank commercial paper and Eurodollar deposits. The bank commercial paper and Eurodollar deposits mature within 90 days of purchase.

    INVENTORIES

    Griffin's inventories are stated at the lower of cost or market using the average cost method. Nursery stock includes certain inventories which will not be sold or used within one year. It is industry practice to include such inventories in current assets.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes.

    REVENUE AND GAIN RECOGNITION

    In the landscape nursery business, sales and the related cost of sales are recognized upon shipment of products. Sales returns are not material. In the real estate business, gains on real estate sales are recognized in accordance with SFAS No. 66, "Accounting for Sales of Real Estate."

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The amounts included in the financial statements for accounts receivable, accounts payable and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of Griffin's other financial instruments are discussed in Note 8.

    PER SHARE RESULTS

    Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro. Accordingly, per share results are presented on a pro forma basis. For periods prior to the Distribution of Griffin common stock to Culbro's shareholders, pro forma per share results reflect the weighted average common shares outstanding equal to Culbro's weighted average common shares outstanding because the Griffin common stock was distributed to Culbro's shareholders on a one-for-one basis.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. Basic earnings per share include the weighted-average number of common shares outstanding during the period, and does not include common stock equivalents. Under SFAS No. 128, diluted earnings per share include the weighted-average shares outstanding and common stock equivalents. SFAS No. 128 must be adopted by Griffin in fiscal 1998. Early adoption of SFAS No. 128 is not permitted. See Note 10.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. CERTAIN TRANSACTIONS

    On February 27, 1997, Griffin, Culbro and General Cigar Holdings, Inc. ("GC Holdings"), a Culbro subsidiary, entered into a Distribution Agreement (the "Distribution Agreement"). Pursuant to the Distribution Agreement, Culbro transferred (the "Asset Transfers") to Griffin substantially all the non-tobacco related assets of Culbro, including: (i) all of the outstanding common stock of Imperial Nurseries, Inc., then a wholly-owned subsidiary of Culbro; (ii) approximately 5,500 acres of land in Connecticut and Florida, as well as nursery sales and service centers; (iii) Culbro's interests in, and assets previously owned by, Eli Witt; (iv) Culbro's approximately 25% interest in Centaur; and (v) all licenses, permits, accounts receivable, prepaid expenses, reserves and other assets (other than cash) related to the real estate and landscape nursery businesses. The Distribution Agreement provided for (i) the consummation of the Asset Transfers described above, (ii) the Distribution of Griffin's common stock to the existing shareholders of Culbro following the initial public offering (the "Offering") of GC Holdings Class A Common Stock, and (iii) following the Distribution, the merger of Culbro, subject to certain conditions, with and into GC Holdings (the "Merger"). The Merger was completed on August 29, 1997.

    The Distribution Agreement also provided for the assumption by Griffin of all the liabilities related to the businesses and assets transferred to Griffin from Culbro. Pursuant to the Distribution Agreement,
Griffin was also allocated $7 million in cash. All of the transferred assets and related liabilities are included in the accompanying consolidated financial statements at Culbro's historical cost.

    Under the terms of the Distribution Agreement, on February 27, 1997, GC Holdings assumed all of Culbro's general corporate debt and certain other liabilities, including retirement obligations, which were included in Griffin's historical financial statements through that date (the "Liability Assumption"). See Note 3 for the pro forma effect of the Liability Assumption on Griffin's results of operations.

3. CONSOLIDATED CONDENSED PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    The following consolidated condensed unaudited pro forma statement of operations for 1997 gives effect to the Liability Assumption by GC Holdings as if it occurred at the beginning of the fiscal year. The pro forma financial information presented may not necessarily reflect the results of operations had this transaction actually taken place on the assumed date.

    Consolidated Condensed Pro Forma Statement of Operations (Unaudited)

Net sales................................................  $  46,288
                                                           ---------
Operating loss...........................................     (3,236)
Interest expense, net....................................          6
                                                           ---------
Loss before income tax benefit...........................     (3,242)
Income tax benefit.......................................     (1,200)
                                                           ---------
Loss before equity investments...........................     (2,042)
Income from equity investments...........................        366
                                                           ---------
Loss from continuing operations..........................  $  (1,676)
                                                           ---------
                                                           ---------

Loss per share from continuing operations................  $   (0.34)
                                                           ---------
                                                           ---------

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. BUSINESS DISPOSITION

    On November 8, 1996, the sale of Griffin's labeling and packaging systems business, CMS Gilbreth, was completed. Net proceeds, after sale expenses, were $35.0 million, and Griffin recorded a pretax loss of $5.5 million on the sale, net of operating profit of $1.6 million earned during the phase-out period. The sale proceeds were used to repay debt.

    CMS Gilbreth is reported as a discontinued operation in the accompanying financial statements. Net sales of CMS Gilbreth were $43.6 million in fiscal 1996 through the date of sale and $51.0 million in fiscal 1995.

5. INDUSTRY SEGMENT INFORMATION

    Griffin's businesses operate in the landscape nursery and real estate industry segments (See Note 1). Griffin has no operations outside the United States. Griffin's export sales are not material. Capital expenditures and depreciation and amortization presented herein include amounts related to capital leases.

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
NET SALES AND OTHER REVENUE
Landscape nursery........................................  $   42,618  $   37,045  $   34,894
Real estate..............................................       3,670       9,486       6,862
                                                           ----------  ----------  ----------
                                                           $   46,288  $   46,531  $   41,756
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
OPERATING PROFIT (LOSS)
Landscape nursery (a)....................................  $   (1,433) $    1,650  $    1,732
Real estate..............................................        (202)       (300)      1,228
                                                           ----------  ----------  ----------
Industry segment totals..................................      (1,635)      1,350       2,960
General corporate expense, net (b).......................       1,601       2,595       2,150
Other nonoperating income, net...........................      --           1,917         923
Interest expense, net....................................         736       7,805       8,193
                                                           ----------  ----------  ----------
Loss before income tax benefit...........................  $   (3,972) $   (7,133) $   (6,460)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
IDENTIFIABLE ASSETS
Landscape nursery........................................  $   46,558  $   44,113  $   43,046
Real estate..............................................      31,320      31,499      41,063
                                                           ----------  ----------  ----------
Industry segment totals..................................      77,878      75,612      84,109
General corporate........................................      24,872      26,163      39,438
Net assets of discontinued operation.....................      --          --          42,108
                                                           ----------  ----------  ----------
                                                           $  102,750  $  101,775  $  165,655
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    (a) Results in the landscape nursery segment in 1997 include a charge of $3.3 million to reserve for certain plant inventories. Approximately 75% of the charge relates to field grown plant inventories in which the current carrying cost will not be recovered as a result of horticultural problems and market conditions. Imperial is continuing to phase out its field grown program. The remaining portion of the charge relates principally to certain container grown plant inventories which did not mature properly.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. INDUSTRY SEGMENT INFORMATION (CONTINUED)
    (b) General corporate expense in 1996 includes an allocation to Griffin by Culbro of $0.9 million for the termination of an incentive compensation plan, severance and other expenses in contemplation of the Distribution (see Note 2).

                                                                               DEPRECIATION AND
                                            CAPITAL EXPENDITURES                 AMORTIZATION
                                       -------------------------------  -------------------------------
                                         1997       1996       1995       1997       1996       1995
                                       ---------  ---------  ---------  ---------  ---------  ---------
Landscape nursery....................  $     861  $   1,258  $     789  $   1,145  $   1,116  $   1,132
Real estate..........................          4        120         58        772        889        917
                                       ---------  ---------  ---------  ---------  ---------  ---------
Industry segment totals..............        865      1,378        847      1,917      2,005      2,049
General Corporate....................         71     --         --              4        400        367
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                       $     936  $   1,378  $     847  $   1,921  $   2,405  $   2,416
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ---------  ---------  ---------  ---------  ---------

6. RELATED PARTY TRANSACTIONS

    CULBRO INVESTMENT

    Through the Distribution, Griffin maintained an intercompany account with Culbro in which intercompany transactions, including cash transfers and the liability for benefit and insurance costs and allocated general and administrative expenses (described below) were recorded. The balance in the intercompany account at the end of 1996 and 1995 was included in Culbro Investment in the consolidated balance sheet. The Culbro Investment account also included the cumulative results of Griffin and its capital stock. Concurrent with the distribution of Griffin common stock to Culbro's shareholders on July 3, 1997, the balance in the Culbro Investment account was reclassified to common stock and additional paid-in capital (see Note 10). The changes in the Culbro Investment account are summarized as follows:

                                                                 FOR THE FISCAL YEARS ENDED,
                                                               -------------------------------
                                                               NOV. 29,   NOV. 30,    DEC. 2,
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Balance beginning of period..................................  $  47,449  $  61,299  $  44,426
Net income (loss) prior to Distribution in 1997..............        338     (4,606)      (580)
Transactions with Culbro.....................................       (560)    (9,244)    17,453
Liability Assumption (see Note 2)............................     44,541     --         --
Reclassification of balance in Culbro
  Investment to common stock & additional
  paid-in capital............................................    (91,768)    --         --
                                                               ---------  ---------  ---------
Balance end of period........................................  $  --      $  47,449  $  61,299
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    TREASURY

    Through the Distribution Agreement date (February 27, 1997), Griffin's treasury activities were integrated in Culbro's cash management system. Griffin's cash receipts were transferred daily into Culbro's cash account and Griffin's cash disbursement accounts were reimbursed by Culbro on a daily basis. The difference between cash transferred by Griffin to Culbro and reimbursements by Culbro to Griffin's

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. RELATED PARTY TRANSACTIONS (CONTINUED) disbursement accounts was reflected in Culbro Investment in the consolidated balance sheet. Pursuant to the Distribution Agreement, Griffin's treasury activities were separated from Culbro and its other subsidiaries from the date of the Distribution Agreement through the actual Distribution of Griffin's common stock to Culbro's shareholders.

    INTERCOMPANY ACTIVITIES

    Prior to the Distribution, Griffin's employees participated in certain benefit programs which were sponsored and administered by Culbro. See Note 9 for discussion of employee benefit plan costs. Griffin's risk insurance and employee medical coverage were provided through insurance policies and programs purchased by Culbro on behalf of Griffin and Culbro's other subsidiaries. The cost of these items was allocated based on the specific insurance data related to each subsidiary of Culbro. All direct charges relating to Griffin for these services, and Griffin's participation in these plans, were charged to Griffin by Culbro and included in Griffin's consolidated financial statements through the date of the Distribution. Prior to the Distribution, a portion of Culbro management time and resources were related to the operations of Griffin, and Culbro also performed certain specific administrative functions for Griffin, including legal, tax, treasury, human resources and internal audit. In addition to the direct charges for employee benefits and risk insurance described above, the consolidated statement of operations reflects general and administrative expenses of $1.0 million in 1997 through the Distribution and $1.8 million and $2.1 million for fiscal 1996 and fiscal 1995, respectively, allocated by Culbro to Griffin for these services. These charges were based principally on Griffin's proportionate share of expenses relating to the Culbro corporate activities associated with Griffin's operations and are considered by management to be reasonable. These amounts may not necessarily be indicative of the actual general and administrative expenses Griffin would have incurred had it operated independently prior to the Distribution.

    In lieu of Griffin being charged interest on its intercompany balance with Culbro, all of the interest on Culbro's general corporate debt was included in Griffin's consolidated statement of operations through the date of the Liability Assumption (see Notes 2 and 3). All of the general corporate debt of Culbro was included in Griffin's financial statements because management determined that this debt related to Culbro's nontobacco businesses.

    LEASES

    Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), a wholly-owned subsidiary of GC Holdings, as lessee, have entered into leases for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease") and for certain commercial office space in Connecticut (the "Commercial Lease"). The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long-term, but which will be used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. The rent payable by General Cigar under the Agricultural Lease is approximately equal to the aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased. The Commercial Lease is for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut. The

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. RELATED PARTY TRANSACTIONS (CONTINUED)
Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. Management believes the rent payable by General Cigar under the Commercial Lease is at market rates.

    SERVICES AGREEMENT

    Culbro (GC Holdings following the Merger) and Griffin entered into a services agreement (the "Services Agreement") pursuant to which Culbro agreed to provide a number of administrative and other services to Griffin for a period of at least one year. These services include administration of certain of Griffin's insurance policies, internal audit, preparation of tax returns, transportation and general in-house legal services. Griffin will make an annual payment of approximately $0.6 million to, and will reimburse out-of-pocket expenses incurred by, Culbro in connection with such services.

7. INCOME TAXES

    For all periods prior to the Distribution, Griffin's results of operations were included in Culbro's consolidated U.S. federal income tax returns and all tax liabilities were paid by Culbro. Accordingly, Griffin's income taxes payable were included in Culbro Investment through the date of the Distribution. Subsequent to the Distribution, Griffin will file separate tax returns from its former parent company. The income tax provisions and deferred tax liabilities in the accompanying financial statements have been calculated in accordance with SFAS No. 109 "Accounting for Income Taxes" as if Griffin had filed separate tax returns for the periods prior to the Distribution. The income tax (benefit) provision for fiscal 1997, fiscal 1996 and fiscal 1995 are summarized as follows:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Continuing operations:
  Current federal.............................................  $    (680) $   1,788  $  (2,973)
  Current state and local.....................................       (208)       138       (205)
  Deferred, principally federal...............................       (582)    (4,693)       830
                                                                ---------  ---------  ---------
Income tax benefit from continuing operations.................     (1,470)    (2,767)    (2,348)
                                                                ---------  ---------  ---------
Discontinued operation:
  Current federal.............................................     --           (553)     2,057
  Current state and local.....................................     --           (277)       292
  Deferred, principally federal...............................     --         (2,825)       231
                                                                ---------  ---------  ---------
Income tax (benefit) provision from discontinued operation....     --         (3,655)     2,580
                                                                ---------  ---------  ---------
Total income tax (benefit) provision..........................  $  (1,470) $  (6,422) $     232
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. INCOME TAXES (CONTINUED)
    The reasons for the difference between the United States statutory income tax rate and the effective rates for continuing operations are shown in the following table:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Tax benefit at statutory rates................................  $  (1,350) $  (2,497) $  (2,261)
State and local income taxes..................................       (137)        90       (133)
Other.........................................................         17       (360)        46
                                                                ---------  ---------  ---------
                                                                $  (1,470) $  (2,767) $  (2,348)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The significant components of the net deferred tax asset are as follows:

                                                                           NOV. 29,   NOV. 30,
                                                                             1997       1996
                                                                           ---------  ---------
Inventories..............................................................  $   2,391  $   1,880
Depreciation.............................................................     (2,250)    (1,390)
NOL carryover............................................................      1,414     --
Accrued expenses.........................................................        743      1,900
Other....................................................................       (440)     1,657
                                                                           ---------  ---------
                                                                           $   1,858  $   4,047
                                                                           ---------  ---------
                                                                           ---------  ---------

    In connection with the Distribution Agreement, Culbro and Griffin entered into a Tax Sharing Agreement which provided, among other things, for the allocation between Culbro and Griffin of federal, state, local and foreign tax liabilities for all periods through the Distribution. With respect to the consolidated tax returns filed by Culbro, the Tax Sharing Agreement provides that Griffin will be liable for any amounts that it would have been required to pay with respect to any deficiencies assessed, generally as if it had filed separate tax returns.

8. LONG-TERM DEBT

    Long-term debt includes:

                                                                           NOV. 29,   NOV. 30,
                                                                             1997       1996
                                                                           ---------  ---------
Credit Agreement.........................................................  $  --      $  36,000
Mortgages................................................................      2,573      2,644
Capital leases...........................................................        501        479
                                                                           ---------  ---------
Total....................................................................      3,074     39,123
Less: due within one year................................................        244        277
                                                                           ---------  ---------
Total long-term debt.....................................................  $   2,830  $  38,846
                                                                           ---------  ---------
                                                                           ---------  ---------

    The decrease in long-term debt reflects the effect of the Liability Assumption, whereby, on February 27, 1997, in accordance with the Distribution Agreement (see Note 2), GC Holdings assumed Culbro's general corporate debt that had been included in Griffin's historical financial statements. Accordingly, this

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. LONG-TERM DEBT (CONTINUED)
debt was not part of Griffin's debt structure subsequent to February 27, 1997. Interest expense incurred on Culbro's general corporate debt that was included in Griffin's Statement of Operations was $0.7 million in fiscal 1997 prior to the Liability Assumption and $7.3 million and $7.6 million in fiscal 1996 and fiscal 1995, respectively. Culbro had entered into two interest rate swap agreements with major banks as a hedge against interest rate exposure on its variable rate debt. The effect of these swap agreements was to decrease interest expense that is reflected in Griffin's results of operation in fiscal 1996 and fiscal 1995 by $0.1 million and $0.6 million, respectively, reflecting payments received from the banks under these agreements.

    As of November 29, 1997, the annual principal payment requirements under the terms of the mortgages are $0.1 million for each of the years 1998 through 2002. The mortgages are on two office buildings and three industrial buildings which had a combined net book value of $3.7 million at November 29, 1997. The interest rates on these mortgages range from 9.0% to 10.2%.

    In October 1996, Griffin Land satisfied a nonrecourse mortgage of approximately $3.8 million on a commercial property by transferring the property to the lender in satisfaction of the outstanding mortgage. The net book value of the property was substantially equal to the mortgage balance.

    In November 1996, Griffin exchanged shares of preferred stock of Eli Witt in satisfaction of the principal and accrued interest on a $15 million subordinated note payable to a third party originally due August 1998. Interest expense in fiscal 1996 and fiscal 1995 included $0.8 million and $0.9 million, respectively, for amortization of the original issue discount on the subordinated note.

    Management believes that the amounts reflected on the balance sheet for its mortgages reflect their current market values based on market interest rates for comparable risks, maturities and collateral.

9. RETIREMENT BENEFITS

    PENSION PLAN

    Through the Distribution, Griffin's employees participated in Culbro's noncontributory defined benefit pension plan. Pension expense of $0.1 million per year for fiscal 1997 through the Distribution, fiscal 1996 and fiscal 1995 is included in the consolidated statement of operations, and reflects Griffin's direct share of Culbro's consolidated pension expense based on the benefit costs attributable to its employees, as determined by the plan's actuaries.

    In accordance with the Distribution Agreement, the pension plan was assumed by GC Holdings. Effective at the time of the Distribution, Griffin terminated its participation in the plan, and Griffin's employees' years of service and benefits accrued at that time were frozen at the date of termination. Accordingly, Griffin did not incur pension expense subsequent to the Distribution. All vested pension obligations as of the date of the Distribution Agreement for Griffin's current and former employees will be assumed by GC Holdings.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. RETIREMENT BENEFITS (CONTINUED)

    SAVINGS PLAN

    Subsequent to the Distribution, Griffin established the Griffin Land & Nurseries, Inc. 401(k) Savings Plan ("Griffin Savings Plan") for its employees. Prior to establishment of the Griffin Savings Plan, Griffin's employees participated in the Culbro Corporation 401(k) Savings Plan ("Culbro Savings Plan"). Subsequent to the Distribution, amounts related to Griffin employees in the Culbro Savings Plan were transferred to the Griffin Savings Plan. The Griffin Savings Plan is a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan and, prior to the Distribution, to the Culbro Savings Plan were $0.1 million per year in fiscal 1997, fiscal 1996 and fiscal 1995.

    OTHER POSTRETIREMENT BENEFITS

    Through the Distribution, Griffin's employees participated in Culbro's postretirement benefits program which provides principally health and life insurance benefits to certain of its retired employees. The annual cost of such benefits attributable to Griffin's employees under the plan's benefit formula was approximately $0.1 million per year in fiscal 1997, fiscal 1996 and fiscal 1995. In accordance with the Distribution Agreement, the liabilities for Griffin employees who had retired prior to the Distribution and the liabilities for employees related to businesses no longer a part of Griffin were assumed by GC Holdings. The liability for postretirement benefits for certain of Griffin's active employees at the time of the Distribution remains with Griffin and is included in other noncurrent liabilities on the consolidated balance sheet.

    Griffin's liability for postretirement benefits, as determined by the Plan's actuaries, is shown below. None of these liabilities have been funded at November 29, 1997 and November 30, 1996.

                                                                                 1997       1996
                                                                               ---------  ---------
Retirees.....................................................................  $  --      $     905
Fully eligible active participants...........................................         78        317
Other active participants....................................................        201        105
Unrecognized net gain from experience differences
  and assumption changes.....................................................         (7)       213
                                                                               ---------  ---------
Liability for other postretirement benefits..................................  $     272  $   1,540
                                                                               ---------  ---------
                                                                               ---------  ---------

    Discount rates of 7.5% and 7.75% were used to compute the accumulated postretirement benefit obligations at November 29, 1997 and November 30, 1996, respectively. Because Griffin's obligation for retiree medical benefits is fixed, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. STOCKHOLDERS' EQUITY

    Effective with the Distribution, the Culbro Investment account was reclassified into common stock and additional paid in capital. Activity in Griffin's stockholders' equity accounts subsequent to the Distribution was as follows:

                                                                      ADDITIONAL
                                                                         PAID       ACCUMULATED
                                                   COMMON STOCK       IN CAPITAL      DEFICIT
                                                 -----------------  --------------  ------------
Reclassification of Culbro Investment account
  on July 3, 1997..............................      $      46        $   91,722     $   --
Exercise of stock options including $821 income
  tax benefit..................................              1             1,228         --
Net loss subsequent to Distribution............         --                --             (2,474)
                                                           ---           -------    ------------
Balance at Nov. 29, 1997.......................      $      47        $   92,950     $   (2,474)
                                                           ---           -------    ------------
                                                           ---           -------    ------------

    CULBRO STOCK OPTION PLANS

    Upon completion of the Distribution, Culbro converted all employee stock options then outstanding under Culbro's stock option plans into options to purchase shares of common stock, par value $0.01 per share, of Griffin and options to purchase shares of common stock of Culbro. The number of outstanding options and exercise prices were adjusted to preserve the value of the Culbro options. At the time of the Distribution, there were Culbro stock options outstanding under the Culbro 1996 Stock Plan, the 1992 Stock Plan and the 1991 Employees Incentive Stock Option Plan, (collectively, the "Culbro Stock Plans") for officers and key employees. The options had been granted at prices equal to the fair market value of Culbro common stock at the date of grant. A portion of the options outstanding under these plans may be exercised as incentive stock options, which under current tax laws will not provide any tax deductions to Griffin. Substantially all of the Culbro options outstanding under the Culbro Stock Plans that were converted to Griffin options were vested as of the date of Distribution. None of the options outstanding at November 29, 1997 under the Culbro Stock Plans may be exercised as stock appreciation rights.

    At the time of the Distribution, there also were Culbro stock options outstanding under the 1996 Stock Option Plan for Nonemployee Directors and the 1992 Stock Option Plan for Nonemployee Directors (collectively, the "Culbro Nonemployee Plans"). The options had been granted at prices equal to fair market value of Culbro common stock at the date of grant. Additionally, at the time of the Distribution, there were Culbro stock options outstanding in accordance with the terms of an employment agreement entered into in May 1994 between Culbro and an officer of Culbro. All of the Culbro options outstanding under the Culbro Nonemployee Plans and the employment agreement that were converted to

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. STOCKHOLDERS' EQUITY (CONTINUED)
Griffin options were vested as of the date of the Distribution. A summary of the activity related to the plans listed above is as follows:

Culbro options converted to Griffin options at time of
  Distribution....................................................    438,202
Exercised subsequent to the Distribution..........................    184,481
                                                                    ---------
Outstanding at November 29, 1997..................................    253,721
                                                                    ---------
                                                                    ---------
Option prices range between.......................................      $0.43
                                                                          and
                                                                        $8.51
Number of option holders as of November 29, 1997..................         11

    GRIFFIN STOCK OPTION PLAN

    Effective as of the Distribution date, Griffin established the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"). A total of 700,000 shares of common stock were made available for issuance under the Griffin Stock Option Plan. Of such 700,000 shares, 250,000 were made available for issuance with respect to new options that may be granted to certain officers, employees, consultants and directors of Griffin following the Distribution. The remaining shares were made available for the conversion of the Culbro options to Griffin options at the time of the Distribution (see above). The Griffin Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Griffin. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options. Incentive stock options issued under the Griffin Stock Option Plan will satisfy certain Internal Revenue Code requirements applicable thereto. All of the options granted under the Griffin Stock Option Plan subsequent to the Distribution were granted at prices equal to fair market value of Griffin common stock at the date of grant and become vested in equal increments on the third, fourth and fifth anniversaries of the grant date. The options granted subsequent to the Distribution under the Griffin Stock Option Plan expire ten years from the date of grant. A summary of the activity related to options issued subsequent to the Distribution under the Griffin Stock Option Plan is as follows:

Options granted subsequent to the Distribution and outstanding at
  November 29, 1997...............................................    229,000
                                                                    ---------
                                                                    ---------
Options prices range between......................................     $13.88
                                                                          and
                                                                       $14.69
Number of option holders..........................................          9

    STOCK-BASED COMPENSATION

    In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair value method of accounting for, or disclosing, stock-based compensation plans. Griffin is accounting for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of SFAS No. 123 which require disclosing the pro forma effect on earnings and earnings per share of the fair value method

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. STOCKHOLDERS' EQUITY (CONTINUED)
of accounting for stock-based compensation. Griffin's loss from continuing operations and loss per common share from continuing operations would have been the following pro forma amounts under the method prescribed by SFAS No. 123.

                                                                                        1997
                                                                                      ---------
Net loss as reported................................................................  $  (2,136)
Net loss pro forma..................................................................  $  (2,228)
Net loss per common share as reported...............................................  $   (0.44)
Net loss per common share, pro forma................................................  $   (0.46)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997; expected volatility of approximately 35%; risk free interest rate of 6.15%; expected option term of 5 years and no dividend yield for all options issued. Because Griffin was previously a subsidiary of Culbro, the expected option term was developed using Culbro's historical grant and exercise information.

    PER SHARE RESULTS

    The pro forma weighted average shares used in the calculation of pro forma per share results for fiscal 1997 was approximately 4,800,000. In February 1997, the FASB issued SFAS No. 128, which requires companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. There was no material difference between pro forma basic loss per share and pro forma diluted loss per share than the amounts reported for pro forma primary loss per share.

11. LEASES

    CAPITAL LEASES

    Future minimum lease payments under capital leases for transportation equipment and the present value of such payments as of November 29, 1997 were:

1998.................................................................  $     229
1999.................................................................        185
2000.................................................................         99
2001.................................................................         45
                                                                       ---------
Total minimum lease payments.........................................        558
Less: amounts representing interest..................................         57
                                                                       ---------
Present value of minimum lease payments (a)..........................  $     501
                                                                       ---------
                                                                       ---------

(a) Includes current portion of $0.2 million at November 29, 1997.

    At November 29, 1997 and November 30, 1996, machinery and equipment included capital leases amounting to $0.5 million, which is net of accumulated depreciation of $1.5 million at both November 29, 1997 and November 30, 1996. Depreciation expense relating to capital leases was $0.2 million per year in fiscal 1997, fiscal 1996 and fiscal 1995.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. LEASES (CONTINUED)
    OPERATING LEASES

    Future minimum rental payments for the next five years under noncancelable leases as of November 29, 1997 were:

1998................................................................  $     427
1999................................................................        426
2000................................................................        311
2001................................................................        203
2002................................................................        136
Later years.........................................................         70
                                                                      ---------
Total minimum lease payments........................................  $   1,573
                                                                      ---------
                                                                      ---------

    Total rental expense for all operating leases was $0.4 million in fiscal 1997 and $0.3 million per year in fiscal 1996 and fiscal 1995.

    As lessor, Griffin Land's real estate activities include the leasing of office and industrial space in Connecticut. Future minimum rentals to be received under noncancelable leases as of November 29, 1997 were:

1998...............................................................  $   1,978
1999...............................................................      1,815
2000...............................................................      1,794
2001...............................................................      1,627
2002...............................................................      1,535
Later years........................................................      2,701
                                                                     ---------
Total minimum rental revenue.......................................  $  11,450
                                                                     ---------
                                                                     ---------

    Total rental revenue from all leases was $1.9 million, $2.5 million and $2.8 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

12. EQUITY INVESTMENTS

    INVESTMENTS IN CENTAUR AND LINGUAPHONE

    In accordance with the Asset Transfers (see Note 2), Culbro transferred to Griffin its ownership of approximately 25% of the outstanding common stock of Centaur, which is primarily engaged in the publishing business in the United Kingdom. On September 3, 1997, Centaur distributed the common stock of its subsidiary, Linguaphone Group PLC ("Linguaphone") to Centaur's shareholders. Accordingly, Griffin received approximately 25% of the outstanding common stock of Linguaphone. Griffin's book value in its investments in Centaur and Linguaphone was $11.8 million and $3.3 million, respectively, at November 29, 1997. Approximately $6.6 million of the book value of Griffin's investment in Centaur represents the excess of the cost of Griffin's investment over the book value of its equity in Centaur and is being amortized on a straight-line basis over 40 years, which commenced in 1985.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. EQUITY INVESTMENTS (CONTINUED)
    Centaur reports on a June 30 fiscal year. The unaudited summarized financial data presented below was derived from Centaur's audited financial statements adjusted to report on a fiscal year consistent with Griffin. Centaur's financial statements are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity income reflects certain adjustments to reflect Centaur's results in accordance with generally accepted accounting principles in the United States. Such adjustments included an expense in fiscal 1997 for stock option compensation of which Griffin's share was $0.6 million.

                                                                    TWELVE MONTHS ENDED,
                                                               -------------------------------
                                                               NOV. 30,   NOV. 30,   NOV. 30,
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Net sales....................................................  $  85,713  $  69,450  $  61,227
Costs and expenses...........................................     79,948     65,932     60,816
                                                               ---------  ---------  ---------
Income before taxes..........................................      5,765      3,518        411
Income taxes.................................................      3,217      1,544        387
                                                               ---------  ---------  ---------
Net Income...................................................  $   2,548  $   1,974  $      24
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------


                                                               NOV. 30,   NOV. 30,
                                                                 1997       1996
                                                               ---------  ---------
Current assets...............................................  $  27,345  $  27,514
Intangible assets............................................      7,510     21,278
Other noncurrent assets......................................      7,015      6,270
                                                               ---------  ---------
Total assets.................................................  $  41,870  $  55,062
                                                               ---------  ---------
                                                               ---------  ---------
Current liabilities..........................................  $  18,844  $  15,246
Other noncurrent liabilities.................................      6,549      5,404
                                                               ---------  ---------
Total liabilities............................................     25,393     20,650
Shareholders' equity.........................................     16,477     34,412
                                                               ---------  ---------
Total liabilities and shareholders' equity...................  $  41,870  $  55,062
                                                               ---------  ---------
                                                               ---------  ---------

    REAL ESTATE JOINT VENTURES

    Included in other assets at November 29, 1997 and November 30, 1996, is $3.3 million and $3.4 million, respectively, for Griffin's 30% interest in a real estate joint venture that owns commercial properties in Connecticut. Results of this investment are included in operating profit. In 1996, all of the assets of another real estate joint venture were sold. Griffin received net proceeds of $4.0 million from the sale and recorded a pretax loss on the sale of $0.4 million in 1996.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

    OTHER EXPENSE

    Other expense in 1996 includes the allocation to Griffin of charges recorded by Culbro in connection with the termination of a management long-term incentive compensation plan which was based on Culbro's stock price, and the acceleration of the vesting of benefits under that plan, and accruals for severance and related expenses in connection with a headcount reduction at the Culbro corporate office in anticipation of the Distribution. Griffin's allocable share of these expenses was determined substantially on the same basis as the allocation of Culbro's general and administrative expenses referred to in Note 6 and is considered by management to be reasonable.

    OTHER NONOPERATING INCOME, NET

    Included in other nonoperating income, net, in fiscal 1996 and fiscal 1995, was the accrual of dividend and accretion income on the preferred stock of Eli Witt that was held by Griffin, which was equal to the interest expense on the subordinated note, that was satisfied by the exchange of the preferred stock in 1996. In 1995, other nonoperating income, net, also included expenses related to Griffin's support of the refinancing of Eli Witt.

    INVENTORIES

    Inventories consist of:

                                                                          NOV. 29,   NOV. 30,
                                                                            1997       1996
                                                                          ---------  ---------
Nursery stock...........................................................  $  23,224  $  25,651
Finished goods..........................................................      1,255      1,137
Materials and supplies..................................................        864        742
                                                                          ---------  ---------
                                                                          $  25,343  $  27,530
                                                                          ---------  ---------
                                                                          ---------  ---------

    Results at Imperial in 1997 include a charge of $3.3 million to reserve for certain plant inventories. Approximately 75% of the charge relates to field grown plant inventories in which the carrying cost will not be recovered as a result of horticultural problems and market conditions. Imperial is continuing to phase out its field grown program. The remaining portion of the charge relates principally to certain container grown plant inventories which did not mature properly.

    PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                        ESTIMATED USEFUL  NOV. 29,   NOV. 30,
                                                             LIVES          1997       1996
                                                        ----------------  ---------  ---------
Land and improvements.................................                    $   6,205  $   6,147
Buildings.............................................  10 to 40 years        3,824      3,807
Machinery and equipment...............................  3 to 20 years        12,714     12,337
                                                                          ---------  ---------
                                                                             22,743     22,291
Accumulated depreciation..............................                      (10,219)    (9,450)
                                                                          ---------  ---------
                                                                          $  12,524  $  12,841
                                                                          ---------  ---------
                                                                          ---------  ---------

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (CONTINUED)
    Total depreciation expense related to property and equipment was $1.2 million per year in fiscal 1997, fiscal 1996 and fiscal 1995.

    REAL ESTATE HELD FOR SALE OR LEASE

    Real estate held for sale or lease consists of:

                                                              ESTIMATED
                                                               USEFUL     NOV. 29,   NOV. 30,
                                                                LIVES       1997       1996
                                                             -----------  ---------  ---------
Land.......................................................               $   4,808  $   4,778
Land improvements..........................................                  10,967     10,650
Buildings..................................................    40 years      17,438     17,340
                                                                          ---------  ---------
                                                                             33,213     32,768
Accumulated depreciation...................................                  (6,784)    (6,071)
                                                                          ---------  ---------
                                                                          $  26,429  $  26,697
                                                                          ---------  ---------
                                                                          ---------  ---------

    Total depreciation expense related to real estate held for sale or lease was $0.7 million in fiscal 1997 and $0.8 million per year in fiscal 1996 and fiscal 1995.

    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses include trade payables of $3.0 million and $2.0 million at November 29, 1997 and November 30, 1996, respectively; accrued salaries, wages and other compensation of $0.6 million and $1.2 million at November 29, 1997 and November 30, 1996, respectively; and other accrued liabilities of $1.3 million and $3.9 million at November 29, 1997 and November 30, 1996, respectively.

    SUPPLEMENTAL CASH FLOW INFORMATION

    Prior to the Distribution, interest and tax payments were made by Culbro on behalf of Griffin. Griffin will be included in Culbro's consolidated federal income tax returns through the Distribution date (see Note 7). Accordingly, tax and interest payments made by Culbro are reflected in Net Transactions with Culbro on the consolidated statement of cash flows. Interest payments were $1.0 million, $5.9 million and $6.0 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively, including payments of $0.7 million, $5.4 million and $5.4 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively, under Culbro's general corporate debt facilities that were either repaid by Griffin or transferred to GC Holdings pursuant to the Distribution Agreement.

    On February 27, 1997 in accordance with the Distribution Agreement, GC Holdings assumed all of Culbro's general corporate debt and certain other liabilities, including retirement obligations, which were included in Griffin's historical financial statements through that date. On July 3, 1997 Culbro distributed to its shareholders the common stock of Griffin. In 1996, Griffin Land exchanged a commercial property in satisfaction of the outstanding nonrecourse mortgage on that property. Also in 1996, Griffin exchanged preferred stock of Eli Witt that it held in satisfaction of a subordinated note payable and all accrued interest thereon. There was no cash paid or received in any of these transactions, therefore they are not reflected on the Consolidated Statement of Cash Flows.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Summarized quarterly financial data are presented below:

1996 QUARTERS                                                   1ST        2ND        3RD        4TH       TOTAL
-----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Net sales and other revenue................................  $   3,352  $  18,238  $  11,110  $  13,831  $  46,531
Gross profit...............................................        944      5,490      3,452      2,435     12,321
Income (loss) from continuing operations...................     (1,967)       455     (1,015)    (1,536)    (4,063)
Net income (loss)..........................................     (1,471)       727     (2,326)    (1,536)    (4,606)

1997 QUARTERS                                                    1ST        2ND        3RD        4TH       TOTAL
------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Net sales and other revenue.................................  $   2,725  $  20,905  $  10,878  $  11,780  $  46,288
Gross profit................................................        782      6,336        313      3,090     10,521
Net income (loss)...........................................     (2,013)     1,989     (1,651)      (461)    (2,136)
Pro forma net income (loss) per share.......................      (0.42)      0.41      (0.33)     (0.09)     (0.44)

15. COMMITMENTS AND CONTINGENCIES

    As a result of the Asset Transfers described in Note 2, Griffin acquired the 50.1% interest in Eli Witt previously held by Culbro. In 1993 and 1994, Culbro, Eli Witt and other parties engaged in two complex acquisitions and reorganizations, pursuant to which Culbro received significant distributions from Eli Witt to repay debt, including substantial amounts Culbro had previously borrowed from unaffiliated third parties to fund Eli Witt's business. Culbro subsequently loaned $5 million to Eli Witt. In 1996, Eli Witt filed for protection under Chapter 11 of the Federal Bankruptcy Law. In connection with such filing, Eli Witt sold all of its operating assets to another wholesale distributor in March 1997. Shareholders of Eli Witt did not receive any proceeds from the sale, and Griffin had no investment related to Eli Witt on its 1997 or 1996 consolidated balance sheets. These transactions (including the transfer of funds to Culbro) have been reviewed by Eli Witt's creditors and other parties in interest in connection with Eli Witt's Chapter 11 filing. Although Griffin believes that any claim challenging the distributions described above would be without merit, any such claim, if asserted and successfully prosecuted, could have a material adverse effect on Griffin's financial condition. Recently, the bankruptcy court confirmed Eli Witt's plan of reorganization. The Plan permitted Eli Witt to sell certain real property on which Griffin holds a second mortgage. In connection with a motion to approve the sale of such property, Griffin and Culbro would be released from any liability to Eli Witt, the creditors of Eli Witt and any party claiming by or through the bankruptcy estate of Eli Witt in return for release of Griffin's second mortgage on the property and a release of its other claims in the bankruptcy. The bankruptcy court has not yet approved the sale and the releases. As it is currently structured, the release is contingent upon the sale. Furthermore, based upon recent communications from the proposed buyer of the real property it appears unlikely that the sale (and related releases) will be consummated. Management does not believe that this matter will have a material adverse effect upon the financial condition of Griffin.

    Imperial has entered into a contract growing agreement with a supplier of field grown plants. In accordance with the agreement, Imperial has agreed to purchase inventory as it becomes available with an aggregate purchase price of approximately $1.8 million over the next four years.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Griffin Land & Nurseries, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries at November 29, 1997 and November 30, 1996, and the results of their operations and their cash flows for the fiscal years ended November 29, 1997, November 30, 1996 and December 2, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Griffin Land & Nurseries, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the fiscal 1997 financial statements of Centaur Communications, Ltd., an investment which is carried at equity in the consolidated financial statements (see Note 12) and represents approximately 11.5% of consolidated assets. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Centaur Communications, Ltd. included in the consolidated financial statements for the year ended November 29, 1997, is based on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
------------------
Hartford, Connecticut
February 18, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Centaur Communications Limited

Dear Sirs:

CENTAUR COMMUNICATIONS LIMITED ("THE COMPANY") AND ITS SUBSIDIARIES ("THE
  GROUP")

    We have audited the consolidated balance sheet of Centaur Communications Limited and its subsidiaries as at June 30, 1997 and the related consolidated statements of operations, of changes in shareholders' equity and of the cash flows (which statements are not included herein) for the year ended June 30, 1997.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

    The Company's directors are responsible for the preparation of the financial statements. It is our responsibility to form an independent opinion, based on our audit, on those financial statements and to report our opinion to you.

BASIS OF OPINION

    We conducted our audit in accordance with auditing standards generally accepted in the United Kingdom and the United States.

    We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION

    In our opinion the financial statements give a true and fair view of the state of affairs of the Group for the year ended June 30, 1997 and have been properly prepared in accordance with the Companies Act 1985.

    United Kingdom accounting standards vary in certain important respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of consolidated net profit for the year ended June 30, 1997 and the determination of consolidated shareholders' equity and consolidated financial position as at June 30, 1997 to the extent summarized in note 33 to the consolidated financial statements.

/s/ GRANT THORNTON
Chartered Accountants

London
11 November 1997 (Except for Note 33 as to which the date is February 25, 1998)

ITEM 9--DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10-13--DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

    In accordance with General Instruction G-3 to Form 10-K, the information called for in Item 10 with respect to directors and Items 11 through 13 with respect to directors and executive officers is not presented here since such information is to be included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A no later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from such proxy statement.

    The following table sets forth the information called for in this Item 10 with respect to executive officers of the corporation:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Edgar M. Cullman.....................................          80   Chairman of the Board and Director
Frederick M. Danziger................................          58   President, Chief Executive Officer and Director
Anthony J. Galici....................................          40   Chief Financial Officer
Richard L. Wyckoff...................................          37   President of Imperial Nurseries, Inc.
John L. Ernst........................................          57   Director
Winston J. Churchill, Jr.............................          58   Director
David F. Stein.......................................          57   Director
Martha Collier.......................................          41   Senior Vice President of Marketing and Leasing

    EDGAR M. CULLMAN has been the Chairman of the Board of Griffin since April 1997. He has been Chairman of the Board of GC Holdings since December 1996. From 1962 to 1996 he served as Chief Executive Officer of Culbro. Mr. Cullman served as a Director of Culbro from 1961 until 1997 and had been Chairman of Culbro since 1975. He also is a Director of Centaur Communications Limited, Bloomingdale Properties, Inc. and Eli Witt. Eli Witt filed for relief from its creditors under Chapter 11 of the Federal Bankruptcy Code in November 1996. Edgar M. Cullman is the uncle of John L. Ernst and the father-in-law of Frederick M. Danziger.

    FREDERICK M. DANZIGER has been a Director and the President and Chief Executive Officer of Griffin since April 1997, was a director of Culbro from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Danziger was Of Counsel to the law firm of Latham & Watkins from 1995 until 1997. From 1974 until 1995, Mr. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Danziger also is a director of Monro Muffler/Brake, Inc., Bloomingdale Properties, Inc., Doral Financial Corporation and Centaur Communications Limited, and is a general partner of Ryan Instruments, L.P.

    ANTHONY J. GALICI has been the Chief Financial Officer of Griffin since April 1997. Mr. Galici was Vice President-Assistant Controller of Culbro from 1995 until 1997. Prior to 1995, he was Assistant Controller of Culbro.

    RICHARD L. WYCKOFF has been the President of Imperial Nurseries, Inc. since August 1991. From 1990 until August 1991 he served as Vice President-Corporate and Business Development of Culbro. Mr. Wyckoff currently holds numerous positions on industry associations including The American Association of Nurserymen and Horticulture Research Institute.

    JOHN L. ERNST is a Director of Griffin and GC Holdings. He has been a Director of Griffin since April 1997 and a director of GC Holdings since December 1996. Mr. Ernst also was a Director of Culbro from 1983 until 1997. He is the Chairman of the Board and President of Bloomingdale Properties, Inc., an investment and real estate company. Mr. Ernst also is a director of the Doral Financial Corporation.

    WINSTON J. CHURCHILL, JR. has been a Director of Griffin since April 1997. Mr. Churchill is also Chairman of the Board of Central Sprinkler Corporation and IBAH, Inc. and a member of the board of Geotek Communications, Inc. and Tescorp, Inc. He is a managing general partner of SCP Private Equity Partners, L.P., a private equity fund sponsored by Safeguard Scientifics Inc., and is chairman of Churchill Investment Partners, Inc. and CIP Capital, Inc.

    DAVID F. STEIN has been a Director of Griffin since November 1997. Mr. Stein is Vice Chairman of J&W Seligman & Co. Inc., an asset management firm. He has been Vice Chairman since 1996. Mr. Stein was Managing Director of J&W Seligman & Co. Inc. from 1990 until 1996.

    MARTHA COLLIER has been the Senior Vice President of Marketing and Leasing of Griffin since 1997. From 1995 until 1997 she was a Vice President of Griffin, and from 1989 until 1995 she was Controller of Griffin.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS AND EXHIBITS

    (a) Financial Statements--see Item 8 and pages S-1 through S-3

    (b) Exhibits

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

       2.1   Form of Distribution Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar
               Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar
               Holdings, Inc., filed December 24, 1996, as amended)

       3.1   Form of Amended and Restated Certificate of Incorporation of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

       3.2   Form of Bylaws of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin
               Land & Nurseries, Inc., filed April 8, 1997, as amended)

      10.1   Form of Tax Sharing Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar
               Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar
               Holdings, Inc., filed December 24, 1996, amended)

      10.2   Form of Benefits and Employment Matters Allocation Agreement among Culbro Corporation, Griffin Land &
               Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration
               Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, amended)

      10.3   Form of Services Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar
               Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar
               Holdings, Inc., filed December 24, 1996, amended)

      10.4   Form of Agricultural Lease between Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc.
               (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc.,
               filed December 24, 1996, amended)

      10.5   Employment Agreement between Culbro Corporation and Jay M. Green, dated as of April 8, 1994 and as amended on January 11, 1997 (incorporated by reference to the Registration Statement on Form S-1 of
               General Cigar Holdings, Inc., filed December 24, 1996, amended)

      10.6   Form of 1997 Stock Option Plan of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form
               10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

      10.7   Form of 401(k) Plan of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of
               Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

      10.8   1996 Stock Plan of Culbro Corporation dated as of March 15, 1996 (incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 15, 1996, for its Annual Meeting of
               Shareholders held on April 11, 1996)

      10.9   1992 Stock Plan of Culbro Corporation, dated December 10, 1993 (incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 31, 1993, for its Annual Meeting of
               Shareholders held on April 8, 1993)

     10.10   Stock Option Plan for Non-employee Directors of Culbro Corporation, dated December 10, 1993 (incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 3, 1993, for its
               Annual Meeting of Shareholders held on April 8, 1993)

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
     10.11   1991 Employees Incentive Stock Option Plan of Culbro Corporation, dated as of January 31, 1991 and as amended on February 12, 1995 (incorporated by reference to the definitive proxy statement of Culbro
               Corporation, dated April 9, 1991, for its Annual Meeting of Shareholders held on May 9, 1993)

     10.12   Annual Incentive Compensation Plan of Culbro Corporation, dated as of December 7, 1995 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24,
               1996, amended)

     10.13   Annual Incentive Compensation Plan of General Cigar Co., Inc., dated as of December 7, 1995 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December
               24, 1996, amended)

     10.14   Long Term Performance Plan of Culbro Corporation for the three-year period 1995-1997 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24,
               1996, amended)

     10.15   Deferred Incentive Compensation Plan of Culbro Corporation, dated as of December 13, 1982 and as amended on February 12, 1985 (incorporated by reference to the Registration Statement on Form S-1 of General
               Cigar Holdings, Inc., filed December 24, 1996, amended)

      21.1   Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land
               & Nurseries, Inc., filed April 8, 1997, as amended)

        23   Report of Independent Acountants on Financial Statement Schedules

        27   Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GRIFFIN LAND & NURSERIES, INC.

                                By:          /s/ FREDERICK M. DANZIGER
                                     -----------------------------------------
                                               Frederick M. Danziger
                                              CHIEF EXECUTIVE OFFICER

                                By:            /s/ ANTHONY J. GALICI
                                     -----------------------------------------
                                                 Anthony J. Galici
                                              VICE PRESIDENT--FINANCE

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated as of February 26, 1998.

          SIGNATURE             TITLE
------------------------------  ---------------------------

  /S/ WINSTON J. CHURCHILL,     Director
             JR.
------------------------------
 (Winston J. Churchill, Jr.)

     /s/ EDGAR M. CULLMAN       Chairman of the Board and
------------------------------    Director
      (Edgar M. Cullman)

  /s/ FREDERICK M. DANZIGER     President, Director and
------------------------------    Chief Executive Officer
   (Frederick M. Danziger)

      /s/ JOHN L. ERNST         Director
------------------------------
       (John L. Ernst)

    /s/ ANTHONY J. GALICI       Vice President, Finance
------------------------------
     (Anthony J. Galici)

      /s/ DAVID F. STEIN        Director
------------------------------
       (David F. Stein)

                         GRIFFIN LAND & NURSERIES, INC.

                       INDEX TO ADDITIONAL FINANCIAL DATA

    The following additional financial data should be read in conjunction with the financial statements in such 1997 Annual Report to Stockholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE                                                                                                        PAGE
------------                                                                                                ------------
          II     --      Valuation and Qualifying Accounts and Reserves...................................  S-1
         III     --      Real Estate and Accumulated Depreciation.........................................  S-2/S-3

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (DOLLARS IN THOUSANDS)

                                                   BALANCE AT    CHARGED TO      CHARGED TO      DEDUCTIONS    BALANCE AT
                                                    BEGINNING     COSTS AND         OTHER           FROM           END
DESCRIPTION                                          OF YEAR      EXPENSES        ACCOUNTS        RESERVES       OF YEAR
-------------------------------------------------  -----------  -------------  ---------------  -------------  -----------
                                                                   FOR FISCAL YEAR ENDED NOVEMBER 29, 1997
Reserves:
Uncollectible accounts--trade....................   $     302           163              35              44(1)  $     456
                                                   -----------        -----             ---             ---    -----------
Inventories......................................   $     965         3,300          --                 746(2)  $   3,519
                                                   -----------        -----             ---             ---    -----------

                                                                   FOR FISCAL YEAR ENDED NOVEMBER 30, 1996
Reserves:
Uncollectible accounts--trade....................   $     338            70              22             128(1)  $     302
                                                   -----------        -----             ---             ---    -----------
Inventories......................................   $   1,000            16             300             351(2)  $     965
                                                   -----------        -----             ---             ---    -----------

                                                                   FOR FISCAL YEAR ENDED DECEMBER 2, 1995
Reserves:
Uncollectible accounts--trade....................   $     351           147               3             163(1)  $     338
                                                   -----------        -----             ---             ---    -----------
Inventories......................................   $     743         1,007          --                 750(2)  $   1,000
                                                   -----------        -----             ---             ---    -----------

------------------------

Notes:

(1) Accounts receivable written-off.

(2) Inventories disposed.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                             (DOLLARS IN THOUSANDS)

                                                                             COST CAPITALIZED
                                                                                SUBSEQUENT             GROSS AMOUNT
                                                       INITIAL COST           TO ACQUISITION       AT NOVEMBER 29, 1997
                                               ----------------------------  -----------------  --------------------------
        DESCRIPTION            ENCUMBRANCES      LAND      BLDG & IMPROVE      IMPROVEMENTS       LAND     BLDG & IMPROVE
----------------------------  ---------------  ---------  -----------------  -----------------  ---------  ---------------
Land........................                   $   4,583         --              $   7,278      $   4,583     $   7,278
Restaurant
  Bloomfield, CT............                      --             --                  1,266         --             1,266
Residential Development
  Windsor, CT...............                         126         --                  3,689            126         3,689
Office Building,
  Bloomfield, CT............           652            47         --                  2,524             47         2,524
Office Building,
  Bloomfield, CT............                           3         --                  1,815              3         1,815
Office Building,
  Bloomfield, CT............                           1         --                  1,565              1         1,565
Office Building,
  Bloomfield, CT............                           1         --                  1,491              1         1,491
Office Building,
  Bloomfield, CT............                      --             --                    666         --               666
Office Buildings,
  Bloomfield, CT............                           5         --                  2,978              5         2,978
Industrial Buildings,
  East Granby, CT...........         1,921            29         --                  3,225             29         3,225
Industrial Building
  East Granby, CT...........                          13          1,723                185             13         1,908
                                    ------     ---------         ------            -------      ---------       -------
                                 $   2,573     $   4,808      $   1,723          $  26,682      $   4,808     $  28,405
                                    ------     ---------         ------            -------      ---------       -------
                                    ------     ---------         ------            -------      ---------       -------


        DESCRIPTION             TOTAL     ACCUM DEP    DATE OF CONSTR.     DATE OF ACQ     DEPR LIFE
----------------------------  ---------  -----------  -----------------  ---------------  -----------
Land........................  $  11,861   ($    429)
Restaurant
  Bloomfield, CT............      1,266        (562)           1983                           40 Yrs
Residential Development
  Windsor, CT...............      3,815                                                       --
Office Building,
  Bloomfield, CT............      2,571      (1,262)           1977
Office Building,
  Bloomfield, CT............      1,818        (604)           1985                           40 Yrs
Office Building,
  Bloomfield, CT............      1,566        (367)           1988                           40 Yrs
Office Building,
  Bloomfield, CT............      1,492        (376)           1988                           40 Yrs
Office Building,
  Bloomfield, CT............        666        (182)           1988                           40 Yrs
Office Buildings,
  Bloomfield, CT............      2,983        (561)           1991                           40 Yrs
Industrial Buildings,
  East Granby, CT...........      3,254      (1,843)           1978                           40 Yrs
Industrial Building
  East Granby, CT...........      1,921        (598)                             1989         40 Yrs
                              ---------  -----------
                              $  33,213   ($  6,784)
                              ---------  -----------
                              ---------  -----------

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                             (DOLLARS IN THOUSANDS)

                              FISCAL YEAR ENDED NOVEMBER 29, 1997

                                                                              COST      RESERVE
                                                                            ---------  ---------

Balance at beginning of year..............................................  $  32,768  $  (6,071)
Changes during the year:
Improvements..............................................................        953
Additions to reserve charged to costs and expense.........................                  (713)
Cost of sales.............................................................       (508)
                                                                            ---------  ---------
Balance at end of year....................................................  $  33,213  $  (6,784)
                                                                            ---------  ---------
                                                                            ---------  ---------

                              FISCAL YEAR ENDED NOVEMBER 30, 1996


                                                                              COST      RESERVE
                                                                            ---------  ---------

Balance at beginning of year..............................................  $  37,921  $  (6,179)
Changes during the year:
Improvements..............................................................        592
Additions to reserve charged to costs and expense.........................                  (822)
Transfer to lender for outstanding mortgage...............................     (4,648)       930
Cost of sales.............................................................     (1,097)
                                                                            ---------  ---------
Balance at end of year....................................................  $  32,768  $  (6,071)
                                                                            ---------  ---------
                                                                            ---------  ---------

                               FISCAL YEAR ENDED DECEMBER 2, 1995

                                                                              COST      RESERVE
                                                                            ---------  ---------

Balance at beginning of year..............................................  $  38,285  $  (5,118)
Changes during the year:
Improvements..............................................................        802
Additions to reserve charged to costs and expense.........................                  (814)
Reclassification..........................................................                  (247)
Cost of sales.............................................................     (1,166)
                                                                            ---------  ---------
Balance at end of year....................................................  $  37,921  ($  6,179)
                                                                            ---------  ---------
                                                                            ---------  ---------

EXHIBIT 23

To the Directors of Griffin Land & Nurseries, Inc.

    Our audits of the consolidated financial statements referred to in our report dated February 18, 1998 appearing in the 1997 Annual Report to Stockholders of Griffin Land & Nurseries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICE WATERHOUSE LLP

Hartford, Connecticut
February 18, 1998