Form 10-Q
period 1998-02-28
GRIFFIN LAND & NURSERIES INC
filed 1998-04-09
CIK 1037390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10Q
                                Quarterly Report
                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the 13 Weeks Ended                                     Commission File No.
February 28, 1998                                                      0-29288


                         GRIFFIN LAND & NURSERIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                             06-0868496
(state or other jurisdiction of incorporation                     (IRS Employer
or organization)                                         Identification Number)

One Rockefeller Plaza, New York, New York                                10020
(Address of principal executive offices)                             (Zip Code)

Registrant's Telephone Number including Area Code                (212) 218-7910


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes  X   No
                                                                    ---     ---



     Number of shares of Common Stock outstanding at March 31, 1998:  4,743,590

                         GRIFFIN LAND & NURSERIES, INC.
                                    Form 10Q




PART I  -  FINANCIAL INFORMATION                                Page
          Consolidated Statement of Operations
           13 Weeks Ended
          February 28, 1998 and March 1, 1997                      3

          Consolidated Balance Sheet
          February 28, 1998 and November 29, 1997                  4

          Consolidated Statement of Cash Flows
           13 Weeks Ended
          February 28, 1998 and March 1, 1997                      5

          Notes to Consolidated Financial Statements             6-8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations         9-10

PART II   -  OTHER INFORMATION                                    10

SIGNATURES                                                        11


                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)






                                                    For the 13 Weeks Ended,
                                                 -----------------------------
                                                 Feb. 28, 1998   March 1, 1997
                                                 -------------   -------------
Net sales and other revenue                         $ 3,514        $ 2,725
Cost and expenses:
Cost of goods sold                                    2,495          1,943
Selling, general and administrative expenses          3,466          3,208
                                                    -------        -------
Operating loss                                       (2,447)        (2,426)
Interest income                                         133             --
Interest expense                                         46            799
                                                    -------        -------
Loss before income tax benefit                       (2,360)        (3,225)
Income tax benefit                                     (873)        (1,234)
                                                    -------        -------
Loss before equity investments                       (1,487)        (1,991)
Income (loss) from equity investments                    57            (22)
                                                    -------        -------
Net loss                                            $(1,430)       $(2,013)
                                                    -------        -------
                                                    -------        -------

Basic net loss per common share                     $ (0.30)    $(0.43) (a)
                                                    -------        -------
                                                    -------        -------
Diluted net loss per common share                   $ (0.30)    $(0.43) (a)
                                                    -------        -------
                                                    -------        -------


(a)  Per share results for the prior year are pro forma.  See Note 5.

See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.
                           Consolidated Balance Sheet
                  (dollars in thousands, except per share data)

                                                                       Feb. 28, 1998           Nov.  29, 1997
                                                                       -------------           --------------
 ASSETS                                                                  (Unaudited)
 Current Assets
 Cash and cash equivalents                                              $      7,260               $   11,519
 Accounts receivable, less allowance of $460 and $456                          1,576                    4,745
 Inventories                                                                  28,495                   25,343
 Deferred income taxes                                                         2,731                    1,858
 Other current assets                                                          1,679                    1,903
                                                                        ------------               ----------
 Total current assets                                                         41,741                   45,368

 Real estate held for sale or lease, net                                      27,193                   26,429
 Equity investments                                                           15,118                   15,061
 Property and equipment, net                                                  12,446                   12,524
 Other assets, including investment in real estate joint venture
 of        $3,258 and $3,261                                                   3,398                    3,368
                                                                        ------------               ----------
 Total assets                                                                $99,896                 $102,750
                                                                        ------------               ----------
                                                                        ------------               ----------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
 Accounts payable and accrued liabilities                                  $   3,801                $   4,980
 Long-term debt due within one year                                              241                      244
                                                                        ------------               ----------
 Total current liabilities                                                     4,042                    5,224

 Long-term debt                                                                2,799                    2,830
 Other noncurrent liabilities                                                  3,962                    4,173
                                                                        ------------               ----------
 Total liabilities                                                            10,803                   12,227
                                                                        ------------               ----------

 Common stock, par value $0.01 per share,
 authorized 10,000,000 shares, issued and
 outstanding 4,743,590 shares                                                     47                       47
 Additional paid in capital                                                   92,950                   92,950
 Accumulated deficit                                                         (3,904)                  (2,474)
                                                                        ------------               ----------
 Total stockholders' equity                                                   89,093                   90,523
                                                                        ------------               ----------
 Total liabilities and stockholders' equity                                  $99,896                 $102,750
                                                                        ------------               ----------
                                                                        ------------               ----------

See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)
                                   (unaudited)



                                                                                    For the 13 Weeks Ended,
                                                                                -----------------------------
OPERATING ACTIVITIES                                                            Feb. 28, 1998    Mar. 1, 1997
                                                                                -------------    ------------
Net loss                                                                          $   (1,430)    $    (2,013)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization                                                             513             504
(Income) loss from equity investments                                                    (57)              22
Deferred income taxes                                                                   (873)           (313)
Additions to real estate held for sale or lease                                         (940)           (475)
Changes in assets and liabilities, net of effect of Liability Assumption in
1997:
Accounts receivable                                                                     3,165           2,221
Inventories                                                                           (3,152)         (2,579)
Accounts payable and accrued liabilities                                              (1,179)         (2,111)
Other, net                                                                               (11)           (252)
                                                                                 -----------     -----------
Net cash used in operating activities                                                 (3,964)         (4,996)
                                                                                 -----------     -----------

INVESTING ACTIVITIES
Additions to property and equipment                                                     (261)           (327)
                                                                                 -----------     -----------
Net cash used in investing activities                                                   (261)           (327)
                                                                                 -----------     -----------

FINANCING ACTIVITIES
Payments of debt                                                                         (74)            (37)
Increases in debt                                                                          40           7,252
Net transactions with Culbro, excluding Liability Assumption in 1997                        -         (2,765)
                                                                                 -----------     -----------
Net cash (used in) provided by financing activities                                      (34)           4,450
                                                                                 -----------     -----------
Net decrease in cash and cash equivalents                                             (4,259)           (873)
Cash and cash equivalents at beginning of period                                      11,519           7,371
                                                                                 -----------     -----------
Cash and cash equivalents at end of period                                         $   7,260       $   6,498
                                                                                 -----------     -----------
                                                                                 -----------     -----------


 See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)


1.  Basis of Presentation

         The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 1997 Financial Statements included in Form 10K as filed with the Securities and Exchange Commission on February 27, 1998, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period have been reflected.

         Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro Corporation ("Culbro"). On July 3, 1997, as previously approved by Culbro's Board of Directors, Culbro distributed (the "Distribution") the common stock of Griffin to Culbro's shareholders on a one-to-one ratio.

         The results of operations for the three-month period ended February 28, 1998, are not necessarily indicative of the results to be expected for the full year.



2.  Certain Transactions

          On February 27, 1997, Griffin, Culbro and General Cigar Holdings, Inc. ("GC Holdings"), a Culbro subsidiary, entered into a Distribution Agreement (the "Distribution Agreement"), which provided for the transfer of certain assets from Culbro to Griffin and the Distribution of Griffin's common stock to the existing shareholders of Culbro. The Distribution Agreement also provided for the assumption by Griffin of all of the liabilities related to the businesses and assets transferred to Griffin from Culbro. Pursuant to the Distribution Agreement, Griffin was also allocated $7 million in cash. All of the transferred assets and related liabilities were recorded by Griffin at Culbro's historical cost. Under the terms of the Distribution Agreement, on February 27, 1997, GC Holdings assumed all of Culbro's general corporate debt and certain other liabilities, principally retirement obligations, which were included in Griffin's historical financial statements through that date (the "Liability Assumption"). Griffin's 1997 first quarter results include interest expense of approximately $0.7 million related to debt that was assumed by GC Holdings as part of the Liability Assumption. Such debt was not part of Griffin's capital structure subsequent to February 27, 1997.

         As Griffin was a wholly-owned subsidiary of Culbro in the 1997 first quarter, a portion of Culbro management time and resources were related to Griffin's operations, and Culbro also performed certain specific administrative functions for Griffin, including legal, tax, treasury, human resources and internal audit. Griffin's 1997 first quarter results of operations include general and administrative expenses of $0.4 million allocated by Culbro to Griffin for these services. These charges were based principally on Griffin's proportionate share of expenses relating to the Culbro corporate activities that were associated with Griffin's operations and are considered by management to be reasonable.

3.  Supplemental Financial Statement Information

                  Inventories

                  Inventories consist of:

                                                                 Feb. 28, 1998       Nov.  29, 1997
                                                                 -------------       --------------
                  Nursery stock                                      $  25,684         $     23,224
                  Finished goods                                         1,716                1,255
                  Materials and supplies                                 1,095                  864
                                                                     ---------         ------------
                                                                       $28,495              $25,343
                                                                     ---------         ------------
                                                                     ---------         ------------

                  Property and Equipment

                  Property and equipment consist of:


                                                                  Feb. 28, 1998        Nov.  29, 1997
                                                                  -------------        --------------
                  Land and improvements                                $  6,268             $   6,205
                  Buildings                                               3,836                 3,824
                  Machinery and equipment                                12,844                12,714
                                                                      ---------          ------------
                                                                         22,948                22,743
                  Accumulated depreciation                              (10,502)              (10,219)
                                                                      ---------          ------------
                                                                        $12,446               $12,524
                                                                      ---------          ------------
                                                                      ---------          ------------

                  Real Estate Held for Sale or Lease

                  Real estate held for sale or lease consists of:



                                                                 Feb. 28, 1998         Nov. 29, 1997
                                                                 -------------         -------------
                  Land                                               $   4,806             $   4,808
                  Land improvements                                     11,040                10,967
                  Buildings                                             18,305                17,438
                                                                     ---------             ---------
                                                                        34,151                33,213
                  Accumulated depreciation                              (6,958)               (6,784)
                                                                     ---------             ---------
                                                                       $27,193               $26,429
                                                                     ---------             ---------
                                                                     ---------             ---------

4.  Long-term Debt

         Griffin received a commitment from a commercial bank for a $10 million revolving line of credit to be used for general working capital purposes in its landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), to supplement cash flow from operations, as required. The line of credit will be secured principally by Imperial's accounts receivable and certain inventories, and is subject to completion of a definitive loan agreement.

5.  Per Share Results

         Per share results for the 1997 first quarter are pro forma, because Griffin was a wholly-owned subsidiary of Culbro during that period, and have been restated to present basic and diluted per share results consistent with Griffin's required adoption of Statement of Financial Accounting Standard No. 128, "Earnings per Share" at the beginning of fiscal 1998. Basic and diluted per share results were based on approximately 4,744,000 shares outstanding in the 1998 first quarter and 4,700,000 shares outstanding (pro forma) in the 1997 first quarter. The pro forma shares outstanding were based on the outstanding shares of Culbro Corporation, Griffin's former parent company.

                         GRIFFIN LAND & NURSERIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net sales and other revenue were $3.5 million in the 1998 first quarter as compared to net sales and other revenue of $2.7 million in the 1997 first quarter. Net sales at Imperial increased $0.9 million to $2.9 million in the 1998 first quarter from $2.0 million in the 1997 first quarter. Imperial's increased sales reflected higher volume due principally to the relatively moderate winter weather experienced in Imperial's markets. Net sales and other revenue at Griffin's real estate division, Griffin Land, were $0.6 million in the 1998 first quarter as compared to $0.7 million in the prior year's first quarter. The decrease was due to $0.1 million of revenue in the 1997 first quarter from the remaining lot sales of a residential development which was sold principally in 1996.

         Griffin's operating loss (before interest) of $2.4 million in the 1998 first quarter was substantially unchanged from its 1997 first quarter operating loss. Imperial incurred an operating loss of $1.9 million in the 1998 first quarter, which was substantially unchanged from last year. Imperial historically incurs a first quarter operating loss because of the highly seasonal nature of the nursery business, in which sales are minimal during the winter months (December through February) which comprise Griffin's first quarter. The effect of higher first quarter sales at Imperial was offset by higher operating expenses. Griffin Land incurred an operating loss of $0.2 million in the 1998 first quarter, which was substantially unchanged from last year's first quarter.

         Interest expense decreased from $0.8 million in the 1997 first quarter to less than $0.1 million in the 1998 first quarter because of the assumption, at the end of the 1997 first quarter, of the general Culbro debt that had been included in Griffin's financial statements through that time. Interest expense incurred by Griffin in the 1997 first quarter related to such debt was $0.7 million. Excluding this item, Griffin's interest expense was substantially the same in the 1998 first quarter as compared to the 1997 first quarter. Interest income in the 1998 first quarter reflects proceeds from the investment of Griffin's cash on hand.

         Results from Griffin's equity investments in the 1998 first quarter increased over the 1997 first quarter due principally to higher income from Centaur's magazine publishing business. Centaur's results reflect improved conditions in the British economy.

Liquidity and Capital Resources

         Net cash flow used in operating activities was $4.0 million in the 1998 first quarter as compared to net cash flow used in operating activities of $5.0 million in the 1997 first quarter. The reduced use of cash reflects net favorable changes in working capital items, principally increased cash generated from collection of accounts receivable and a smaller decrease in accounts payable as compared to last year, partially offset by a greater increase in inventories in the 1998 first quarter as compared to last year's first quarter. Additionally, the net loss incurred by Griffin in the 1998 first quarter was lower than the 1997 first quarter net loss. The effects on cash of the net favorable working capital changes and increased operating results were partially offset by an increase in additions to real estate held for sale, due principally to the construction of a new warehouse facility by Griffin Land.

         Net cash flow used in investing activities reflected capital expenditures in the nursery business, which were lower than the comparable period last year, due to timing of purchases. Net cash used in financing activities reflects the payment of debt under Griffin Land's mortgages and capital leases for equipment used in the nursery business, partially offset by increases in debt for new equipment purchased by capital lease. Net cash provided by financing activities in the 1997 first quarter principally reflected borrowings under Culbro's general corporate debt prior to such debt being assumed by GC Holdings on February 27, 1997.

         Griffin received a commitment from a commercial bank for a $10 million revolving line of credit to be used for general working capital purposes in its landscape nursery business to supplement cash flow from operations, as required. The line of credit will be secured principally by Imperial's accounts receivable and certain inventories. The line of credit is subject to completion of a definitive loan agreement.

         In the 1997 fourth quarter, Griffin Land started construction on an approximately 98,000 square foot warehouse facility in the New England Tradeport, Griffin's industrial park located near Bradley International Airport in the Hartford-Springfield corridor. Completion is anticipated near the end of the 1998 second quarter. Construction costs, which will include investment in off-site infrastructure on behalf of Windsor, Connecticut, are estimated to be approximately $4.5 million, which are being financed from cash on hand.

         Management believes, based on the current level of operations and anticipated growth, that cash flow from operations, cash on hand and, if needed, borrowings under the landscape nursery credit facility or real estate mortgage placements will be sufficient to finance its landscape nursery business and fund future real estate projects.


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


PART II           OTHER INFORMATION

         Items 1 through 6 are not applicable.

                                   SIGNATURES

PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      GRIFFIN LAND & NURSERIES, INC.


                                      /s/ Frederick M. Danziger
                                      ------------------------------------------
DATE:  April 9, 1998                                       Frederick M. Danziger
                                                                       PRESIDENT





                                       /s/ Anthony J. Galici
                                       -----------------------------------------
DATE:  April  9, 1998                                          Anthony J. Galici
                                                        VICE PRESIDENT,  FINANCE