Form 10-Q
period 1998-05-30
GRIFFIN LAND & NURSERIES INC
filed 1998-07-13
CIK 1037390

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                      FORM 10Q
                                  Quarterly Report
                      Pursuant to Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934



For the 13 Weeks Ended                                       Commission File No.
MAY 30, 1998                                                 0-29288


                           GRIFFIN LAND & NURSERIES, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


DELAWARE                                                  06-0868496
(state or other jurisdiction of incorporation             (IRS Employer
or organization)                                          Identification Number)

ONE ROCKEFELLER PLAZA, NEW YORK, NEW YORK                        10020
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)
REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE           (212) 218-7910




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes   X   No
                                                                  -----    -----


        NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT JULY 3, 1998:  4,752,704

                           GRIFFIN LAND & NURSERIES, INC.
                                      FORM 10Q









PART I  -  FINANCIAL INFORMATION                                            PAGE


        CONSOLIDATED STATEMENT OF OPERATIONS
        13 WEEKS ENDED
        MAY 30, 1998 AND MAY 31, 1997                                          3

        CONSOLIDATED STATEMENT OF OPERATIONS
        26 WEEKS ENDED
        MAY 30, 1998 AND MAY 31, 1997                                          4

        CONSOLIDATED BALANCE SHEET
        MAY 30, 1998 AND NOVEMBER 29, 1997                                     5

        CONSOLIDATED STATEMENT OF CASH FLOWS
        26 WEEKS ENDED
        MAY 30, 1998 AND MAY 31, 1997                                          6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          7-10

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      11-13


PART II  -  OTHER INFORMATION                                              14-15





SIGNATURES                                                                    16

                           GRIFFIN LAND & NURSERIES, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                   (dollars in thousands, except per share data)


                                                    FOR THE 13 WEEKS ENDED,
                                                  ---------------------------
                                                  MAY 30, 1998   MAY 31, 1997
                                                  ------------   ------------

Net sales and other revenue                            $23,707        $20,905
Cost and expenses:
Cost of goods sold                                      16,800         14,569
Selling, general and administrative expenses             3,966          3,634
                                                       -------        -------
Operating profit                                         2,941          2,702
Interest income                                             54             50
Interest expense                                            36             67
                                                       -------        -------
Income before income tax provision                       2,959          2,685
Income tax provision                                     1,095          1,220
                                                       -------        -------
Income before equity investments                         1,864          1,465
Income from equity investments                             574            524
                                                       -------        -------
Net income                                             $ 2,438        $ 1,989
                                                       =======        =======


Basic net income per common share                      $  0.51        $0.42(a)
                                                       =======        =======
Diluted net income per common share                    $  0.48        $0.41(a)
                                                       =======        =======





(A)  PER SHARE RESULTS FOR THE PRIOR YEAR ARE PRO FORMA.  SEE NOTE 5.





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           GRIFFIN LAND & NURSERIES, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                   (dollars in thousands, except per share data)


                                                    FOR THE 26 WEEKS ENDED,
                                                  ---------------------------
                                                  MAY 30, 1998   MAY 31, 1997
                                                  ------------   ------------

Net sales and other revenue                            $27,221        $23,630
Cost and expenses:
Cost of goods sold                                      19,295         16,512
Selling, general and administrative expenses             7,432          6,842
                                                       -------        -------
Operating profit                                           494            276
Interest income                                            187             50
Interest expense                                            82            866
                                                       -------        -------
Income (loss) before income tax benefit                    599           (540)
Income tax provision (benefit)                             222            (14)
                                                       -------        -------
Income (loss) before equity investments                    377           (526)
Income from equity investments                             631            502
                                                       -------        -------
Net income (loss)                                      $ 1,008        $   (24)
                                                       =======        =======

Basic net income (loss)  per common share              $  0.21        $(0.01)(a)
                                                       =======        ======
Diluted net income (loss) per common share             $  0.19        $(0.01)(a)
                                                       =======        ======






(A)  PER SHARE RESULTS FOR THE PRIOR YEAR ARE PRO FORMA.  SEE NOTE 5.






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            GRIFFIN LAND & NURSERIES, INC
                             CONSOLIDATED BALANCE SHEET
                   (dollars in thousands, except per share data)


                                                  MAY 30, 1998   NOV.  29, 1997
                                                  ------------   --------------
ASSETS                                             (UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents                             $  2,606        $  11,519
Accounts receivable, less allowance of $544 and
 $456                                                   11,853            4,745
Inventories                                             26,402           25,343
Deferred income taxes                                    1,636            1,858
Other current assets                                     1,245            1,903
                                                      --------         --------
TOTAL CURRENT ASSETS                                    43,742           45,368


Real estate held for sale or lease, net                 27,795           26,429
Equity investments                                      15,692           15,061
Property and equipment, net                             12,721           12,524
Other assets, including investment in real estate
 joint venture of $3,163 and $3,261                      3,349            3,368
                                                      --------         --------

TOTAL ASSETS                                          $103,299         $102,750
                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities              $  4,804         $  4,980
Long-term debt due within one year                         255              244
                                                      --------         --------
TOTAL CURRENT LIABILITIES                                5,059            5,224

Long-term debt                                           2,802            2,830
Other noncurrent liabilities                             3,854            4,173
                                                      --------         --------
TOTAL LIABILITIES                                       11,715           12,227
                                                      --------         --------

Commitments and Contingencies (See Note 7)

 Common stock, par value $0.01 per share,
 authorized 10,000,000 shares, issued and
 outstanding 4,752,704 shares                               48               47
Additional paid in capital                              93,002           92,950
Accumulated deficit                                     (1,466)          (2,474)
                                                      --------         --------
Total stockholders' equity                              91,584           90,523
                                                      --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $103,299         $102,750
                                                      ========         ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           GRIFFIN LAND & NURSERIES, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Dollars in thousands)


                                                    FOR THE 26 WEEKS ENDED,
                                                  ---------------------------
                                                  MAY 30, 1998   MAY 31, 1997
OPERATING ACTIVITIES                              ------------   ------------

Net income (loss)                                      $ 1,008        $   (24)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization                            1,027           1,004
Income from equity investments                            (631)           (502)
Deferred income taxes                                      222            (302)
Changes in assets and liabilities, net of effect
of Liability Assumption in 1997:
Accounts receivable                                     (7,196)        (6,733)
Inventories                                             (1,059)          (534)
Accounts payable and accrued liabilities                  (176)        (1,208)
Other, net                                                 446           (191)
                                                       -------        -------
Net cash used in operating activities                   (6,359)        (8,490)
                                                       -------        -------



INVESTING ACTIVITIES


Additions to real estate held for sale or lease         (1,712)          (564)
Additions to property and equipment                       (745)          (628)
                                                       -------        -------
Net cash used in investing activities                   (2,457)        (1,192)
                                                       -------        -------



FINANCING ACTIVITIES


Payments of debt                                          (150)           (35)
Increases in debt                                            -          7,222
Proceeds from exercise of stock options                     53              -
Net transactions with Culbro, excluding Liability
Assumption in 1997                                           -             66
                                                       -------        -------
Net cash (used in) provided by financing activities        (97)         7,253
                                                       -------        -------
Net decrease in cash and cash equivalents               (8,913)        (2,429)
Cash and cash equivalents at beginning of period        11,519          7,371
                                                       -------        -------
Cash and cash equivalents at end of period             $ 2,606        $ 4,942
                                                       =======        =======



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

     Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro Corporation ("Culbro"). On July 3, 1997, as previously approved by Culbro's Board of Directors, Culbro distributed (the "Distribution") the common stock of Griffin to Culbro's shareholders on a one-to-one ratio (see Note 2).

     The results of operations for the six-month period ended May 30, 1998, are not necessarily indicative of the results to be expected for the full year.

     Certain amounts from the prior year have been reclassified to conform to the current presentation.


2.  CERTAIN TRANSACTIONS

     On February 27, 1997, Griffin, Culbro and General Cigar Holdings, Inc. ("GC Holdings"), a Culbro subsidiary, entered into a Distribution Agreement (the "Distribution Agreement"), which provided for the transfer of certain assets from Culbro to Griffin (the "Asset Transfers") and the Distribution of Griffin's common stock to the existing shareholders of Culbro. The Distribution Agreement also provided for the assumption by Griffin of all of the liabilities related to the businesses and assets transferred to Griffin from Culbro. Pursuant to the Distribution Agreement, Griffin was also allocated $7 million in cash. All of the transferred assets and related liabilities were recorded by Griffin at Culbro's historical cost. Under the terms of the Distribution Agreement, on February 27, 1997, GC Holdings assumed all of Culbro's general corporate debt and certain other liabilities, principally retirement obligations, which were included in Griffin's historical financial statements through that date (the "Liability Assumption"). Griffin's 1997 six-month results include interest expense of approximately $0.7 million related to debt that was assumed by GC Holdings as part of the Liability Assumption. Such debt was not part of Griffin's capital structure subsequent to February 27, 1997.

     As Griffin was a wholly-owned subsidiary of Culbro in the 1997 second quarter and six-month period, a portion of Culbro management time and resources were related to Griffin's operations, and Culbro also performed certain specific administrative functions for Griffin, including legal, tax, treasury, human resources and internal audit. Griffin's 1997 second quarter and six-month results of operations include general and administrative expenses of $0.5 million and $0.9 million, respectively, allocated by Culbro to Griffin for these services. These charges were based principally on Griffin's proportionate share of expenses relating to the Culbro corporate activities that were associated with Griffin's operations and are considered by management to be reasonable.

3.  LONG-TERM DEBT

     On May 6, 1998, Imperial Nurseries, Inc. ("Imperial"), Griffin's subsidiary in the landscape nursery business, entered into a Revolving Credit Agreement (the "Credit Agreement") with a bank which provides a seasonally adjusted line of credit up to $10 million to supplement Imperial's cash flow from operations, as required. Borrowings under the Credit Agreement may be, at Imperial's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at the bank's prime rate. Borrowings of one month and longer bear interest at the London Interbank Offered Rate plus a margin of 1.75%. The Credit Agreement terminates in June, 1999, and there are no compensating balance requirements. Imperial will pay a commitment fee of 1/4 of 1% per annum on unused borrowing capacity. The Credit Agreement is secured principally by Imperial's accounts receivable and inventories, and is guaranteed by Griffin. The Credit Agreement contains financial covenants with respect to Imperial's net worth, fixed charge coverage (as defined), capital expenditures and cash distributions to Griffin. There were no amounts borrowed under the Credit Agreement in the second quarter.

4.  STOCKHOLDERS' EQUITY

     Changes in stockholders' equity for the six months ended May 30, 1998, are as follows:


                              Common    Additional Paid     Accumulated
                               Stock         in Capital         Deficit
                               -----         ----------         -------
Balance - November 29, 1997      $47            $92,950         $(2,474)
Net income                         -                  -           1,008
Exercise of stock options          1                 52               -
                                 ---            -------         -------
Balance - May 30, 1998           $48            $93,002         $(1,466)
                                 ===            =======         =======


     For the six months ended May 30, 1998, activity under the Culbro Stock Option Plans and the Griffin Stock Option Plan was as follows:


          CULBRO STOCK OPTION PLANS:
          Options outstanding at November 29, 1997                    253,721
          Exercised                                                    (9,114)
                                                                      -------
          Options outstanding at May 30, 1998                         244,607
                                                                      =======


          Option prices vary between                          $0.43 and $8.51
          Number of option holders as of May 30, 1998                       9


          GRIFFIN STOCK OPTION PLAN:

          Options outstanding at November 29, 1997                    229,000
          Cancelled                                                   (20,000)
                                                                      -------
          Options outstanding at May 30, 1998                         209,000
                                                                      =======


          Option prices range between                       $13.88 and $14.69
          Number of option holders                                          8



5. PER SHARE RESULTS

     Per share results for the 1997 second quarter and six-month period are pro forma because Griffin was a wholly-owned subsidiary of Culbro during that period. Per share results for the 1997 periods have been restated to present basic and diluted per share results consistent with Griffin's required adoption of Statement of Financial Accounting Standard No. 128, "Earnings per Share" at the beginning of fiscal 1998. Basic and diluted per share results were based on the following information:


                                                                    Second Quarter                  Six Months
                                                                  1998           1997           1998           1997
                                                                  ----           ----           ----           ----

Net income (loss) as reported for computation of
basic per share results                                         $2,438         $1,989         $1,008           $(24)

Adjustment to net income for assumed exercise of
options by stockholders of equity investee                         (41)            (7)           (49)            (7)
                                                                ------         ------         ------           ----
Adjusted net income (loss) for computation of diluted
per share results                                               $2,397         $1,982         $  959           $(31)
                                                                ======         ======         ======           ====


                                                                    Second Quarter                  Six Months
                                                                              1997                          1997
                                                                  1998     (pro forma)          1998     (pro forma)
                                                                  ----     -----------          ----     -----------

Weighted average shares outstanding for computation
of basic per share results                                   4,747,000      4,734,000      4,745,000      4,716,000

Incremental shares from assumed exercise of stock
options                                                        201,000        138,000        196,000              -
                                                             ---------      ---------      ---------      ---------
Adjusted weighted average shares for computation of
diluted per share results                                    4,948,000      4,872,000      4,941,000      4,716,000
                                                             =========      =========      =========      =========


6.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION


               INVENTORIES

               Inventories consist of:

                                                       MAY 30, 1998        NOV. 29, 1997
                                                       ------------        -------------
               Nursery stock                                $23,544              $23,224
               Finished goods                                 1,748                1,255
               Materials and supplies                         1,110                  864
                                                            -------              -------
                                                            $26,402              $25,343
                                                            =======              =======



               PROPERTY AND EQUIPMENT

               Property and equipment consist of:
                                                                 MAY 30, 1998   NOV. 29, 1997
                                                                 ------------   -------------
               Land and improvements                                 $  6,333        $  6,205
               Buildings                                                3,878           3,824
               Machinery and equipment                                 13,248          12,714
                                                                     --------        --------
                                                                       23,459          22,743
               Accumulated depreciation                               (10,738)        (10,219)
                                                                     --------        --------
                                                                     $ 12,721        $ 12,524
                                                                     ========        ========


               REAL ESTATE HELD FOR SALE OR LEASE

               Real estate held for sale or lease consists of:

                                                                 MAY 30, 1998   NOV. 29, 1997
                                                                 ------------   -------------
               Land                                                   $ 4,806         $ 4,808
               Land improvements                                       11,045          10,967
               Buildings                                               19,074          17,438
                                                                      -------         -------
                                                                       34,925          33,213
               Accumulated depreciation                                (7,130)         (6,784)
                                                                      -------         -------
                                                                      $27,795         $26,429
                                                                      =======         =======


7.  COMMITMENTS AND CONTINGENCIES


     As a result of the Asset Transfers last year, Griffin acquired the 50.1% interest in Eli Witt previously held by Culbro. In 1993 and 1994, Culbro, Eli Witt and other parties engaged in two complex acquisitions and reorganizations, pursuant to which Culbro received significant distributions from Eli Witt to repay debt, including substantial amounts Culbro had previously borrowed from unaffiliated third parties to fund Eli Witt's business. Culbro subsequently loaned $5 million to Eli Witt. In 1996, Eli Witt filed for protection under Chapter 11 of the Federal Bankruptcy Law. In connection with such filing, Eli Witt sold all of its operating assets to another wholesale distributor in March 1997. Shareholders of Eli Witt did not receive any proceeds from the sale. These transactions (including the transfer of funds to Culbro) were reviewed by Eli Witt's creditors and other parties in interest in connection with Eli Witt's Chapter 11 filing. On May 21, 1998, the United States Bankruptcy Court approved a motion whereby Griffin released all of its remaining claims against Eli Witt in exchange for the creditors of Eli Witt releasing Griffin from any liability in connection with the Chapter 11 filing by Eli Witt in 1996. The claims that Griffin released had been fully reserved for by Griffin in previous years, therefore there was no effect on Griffin's 1998 financial statements as a result of the Bankruptcy Court ruling.

     On April 22, 1998, Griffin agreed to purchase 500,000 shares of common stock of Centaur from a current stockholder of Centaur for approximately $3.0 million. This purchase is in connection with transactions whereby the stockholder who will sell Griffin the Centaur common stock will also sell its remaining Centaur common stock to a third party, and Centaur will purchase its common stock from certain other stockholders. As a result of these transactions, Griffin's ownership in Centaur's common stock is expected to increase to approximately 34%. These transactions are expected to be completed in the third quarter.

                           GRIFFIN LAND & NURSERIES, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     SECOND QUARTER

     Griffin's net sales and other revenue were $23.7 million in the 1998 second quarter as compared to net sales and other revenue of $20.9 million in the 1997 second quarter. The overall increase of $2.8 million was due to net sales at Imperial, which increased $2.9 million to $23.0 million in the 1998 second quarter from $20.1 million in the 1997 second quarter. Imperial's net sales increase principally reflected higher volume at its wholesale sales and service centers and higher volume of plants shipped from its Connecticut and Florida container production facilities. 1998 second quarter net sales and other revenue at Griffin's real estate division, Griffin Land, were $0.7 million as compared to $0.8 million in the prior year's second quarter. The decrease reflects a land sale in the 1997 second quarter, with no comparable sales in the current quarter.

     Griffin's operating profit (before interest) was $2.9 million in the 1998 second quarter as compared to $2.7 million in the 1997 second quarter. Imperial generated operating profit of $3.6 million in the 1998 second quarter as compared to $3.2 million in the 1997 second quarter. The increased sales volume at Imperial generated an increase of $0.7 million in gross profit to $6.6 million in the 1998 second quarter from $5.9 million in the 1997 second quarter. Imperial's gross margins declined to 29.0% in the 1998 second quarter from 29.5% in the 1997 second quarter, due principally to lower margins on sales at the wholesale sales and service centers. The higher gross profit was partially offset by higher operating expenses, although operating expenses were 13.3% of net sales in the 1998 second quarter as compared to 13.8% of net sales in the 1997 second quarter.

     Griffin Land incurred an operating loss of $0.1 million in the 1998 second quarter, versus break even results in last year's second quarter. The slightly lower results principally reflect the effect of a gain on a land sale in the 1997 second quarter partially offset by higher rental revenue in the 1998 second quarter as compared to the 1997 second quarter. Griffin's general corporate expense was $0.5 million in both the 1998 and 1997 second quarters.

     Griffin's interest expense in the 1998 second quarter was slightly lower than the 1997 second quarter as a result of the capitalization of interest on the construction of a warehouse facility that took place in the 1998 second quarter. The lower effective tax rate in the 1998 second quarter as compared to the 1997 second quarter reflects the effect of the reclassification of the income for equity investments last year.

     SIX MONTHS

     In the six month period, Griffin's net sales increased $3.6 million from $23.6 million in 1997 to $27.2 million in 1998. The increase was due to higher net sales at Imperial, which increased $3.7 million to $25.8 million in the 1998 six month period from $22.1 million in the comparable 1997 six month period.
The sales increase at Imperial reflected increased sales volume from its wholesale sales and service centers and increased sales volume of containerized plants shipped from its Connecticut and Florida production facilities. In the 1998 six month period, net sales at Griffin Land decreased $0.1 million to $1.4 million in 1998 from $1.5 million in 1997. The decrease reflected net sales from a land sale in the 1997 six month period partially offset by higher rental revenue in the 1998 six month period.

     Griffin's operating profit (before interest) in the 1998 six month period increased $0.2 million to $0.5 million as compared to $0.3 million in the 1997 six month period. Operating profit at Imperial increased $0.4 million to $1.7 million in the 1998 six month period from $1.3 million in the comparable 1997 period. Imperial's higher sales volume resulted in a $1.0 million increase in gross profit to $7.5 million in the 1998 six month period from $6.5 million in the 1997 six month period. The increased gross profit was partially offset by higher operating expenses, which increased by $0.5 million to $5.7 million in the 1998 six month period from $5.2 million in the

1997 six month period. The increased expenses principally reflected higher selling expenses related to the increased sales volume. Operating expenses were 22.2% of net sales in the 1998 six month period as compared to 23.5% in the 1997 six month period. Griffin Land incurred an operating loss in the 1998 six month period of $0.3 million as compared to an operating loss of $0.2 million in the 1997 six month period. The change principally reflects the gain on a land sale in the 1997 six month period. Griffin's general corporate expense was $0.9 million in the 1998 and 1997 six month periods.

     Griffin's interest expense decreased to $0.1 million in the 1998 six month period from $0.9 million in the 1997 six month period. The decrease reflected the inclusion in 1997 of interest expense of $0.7 million related to Culbro's general corporate debt that was assumed by General Cigar Holdings at the end of the 1997 first quarter (see Note 2).

     Interest income increased from $0.1 million in the 1997 six month period to $0.2 million in the 1998 six month period, reflecting a higher average cash balance in 1998 as compared to 1997. The change in the effective tax rate from the 1997 six month period to the 1998 six month period reflects the effect of the reclassification of income from equity investments.

     Income from equity investments increased to $0.6 million in the 1998 six month period from $0.5 million in the 1997 six month period due to improved results from Centaur's magazine publishing business.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow used in operating activities was $6.4 million in the 1998 six month period as compared to net cash flow used in operating activities of $8.5 million in the 1997 six month period. The reduced use of cash reflects increased results of operations and net favorable changes in working capital items, principally a smaller decrease in accounts payable as compared to last year.

     Net cash flow used in investing activities reflected an increase in additions to real estate held for sale, due to the construction of a new warehouse facility by Griffin Land, and higher capital expenditures in the landscape nursery business. The increased additions to property and equipment principally reflected expenditures for equipment at Imperial's production facilities in Connecticut and Florida. Net cash used in financing activities principally reflects the payment of Griffin Land's mortgages and capital leases for equipment used in the landscape nursery business. Net cash provided by financing activities in the 1997 six month period principally reflected borrowings under Culbro's general corporate debt prior to such debt being assumed by GC Holdings on February 27, 1997.

     On May 6, 1998, Imperial entered into a Revolving Credit Agreement with a bank which provides a seasonally adjusted line of credit of up to $10 million to supplement Imperial's cash flow from operations, as required. The Credit Agreement is secured principally by Imperial's accounts receivable and inventories, and is guaranteed by Griffin. The Credit Agreement contains financial covenants with respect to Imperial's net worth, fixed charge coverage (as defined), capital expenditures and cash distributions to Griffin. There were no borrowings under the Credit Agreement in the second quarter.

     Griffin Land's construction of an approximately 98,000 square foot warehouse facility in the New England Tradeport, Griffin's industrial park located near Bradley International Airport in the Hartford-Springfield corridor, was substantially completed in the 1998 second quarter. Construction costs, which include an investment in off-site infrastructure on behalf of Windsor, Connecticut, were approximately $4.5 million, which are being financed from cash on hand and are projected to be substantially paid by the end of the third quarter. This facility is currently 25% leased. Griffin Land recently authorized the construction of an approximately 100,000 square foot warehouse to be located nearby the recently completed facility in the New England Tradeport.

     In the 1998 second quarter, Griffin agreed to purchase 500,000 additional shares of Centaur common stock from a current Centaur stockholder for approximately $3.0 million. The purchase of Centaur common stock by Griffin is part of an overall transaction in which several current Centaur stockholders will sell their common stock to a new stockholder or to Centaur. Griffin's common equity interest in Centaur is expected to increase to approximately 34% as a result of these transactions. Griffin's purchase of the Centaur common stock is expected to be completed in the 1998 third quarter.

     Management believes, based on the current level of operations and anticipated growth, that cash flow from operations, cash on hand and, if needed, borrowings under Imperial's Credit Agreement or real estate mortgage placements will be sufficient to finance its landscape nursery business, fund future real estate projects and consummate the additional investment in Centaur.

     The information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the new warehouse construction and the additional investment in Centaur. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

PART II   OTHER INFORMATION

Item 1    Legal Proceedings

     Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro. As a result of the transaction pursuant to which Griffin became a public company, Griffin acquired Culbro's 50.1% common stock interest in Eli Witt. In November 1996, Eli Witt filed for protection under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code). Prior to February 1993, Eli Witt was a wholly-owned subsidiary of Culbro and filed consolidated tax returns with Culbro. Culbro, Eli Witt and other parties engaged in two complex acquisitions and reorganizations in 1993 and 1994, pursuant to which Culbro received material distributions. The distributions made to Culbro in February 1993 included approximately $46 million in repayment of inter-company liabilities to Culbro and approximately $42 million in repayment of capital. The integration of a subsequent acquisition was not successful. Culbro subsequently loaned $5 million to Eli Witt. These transactions (including the transfer of funds to Culbro) were reviewed by Eli Witt creditors and other parties in interest in connection with the Chapter 11 filing.

     On May 21, 1998, the United States Bankruptcy Court approved a motion whereby Griffin released all of its remaining claims against Eli Witt in exchange for a release of any and all claims (including claims related to the transactions described in the immediately preceding paragraph) that Eli Witt, Eli Witt's estate or any person or entity that seeks to assert claims by or through Eli Witt or its estate may have had against Culbro, Griffin and their successors and assigns.

Item 4    Submission of Matters to a Vote of Security Holders

          (a)  Annual Meeting of Stockholders:  May 20, 1998

          (b)  The following were elected as Directors at the Annual meeting:

          (c)(i)    1)   Mr. Winston J. Churchill, Jr. was elected a Director
                         for 1998 with 4,492,406 votes in favor, 16,131 opposed and 235,053 not voting.

                    2) Mr. Edgar M. Cullman was elected a Director for 1998 with 4,487,185 votes in favor, 21,352 opposed and 235,053 not voting.

                    3) Mr. Frederick M. Danziger was elected a Director for 1998 with 4,487,306 votes in favor, 21,231 opposed and 235,053 not voting.

                    4) Mr. John L. Ernst was elected a Director for 1998 with 4,487,306 votes in favor, 21,231 opposed and 235,053 not voting.

                    5) Mr. David F. Stein was elected a Director for 1998 with 4,492,306 votes in favor, 16,231 opposed and 235,053 not voting.

             (ii) The selection of Price Waterhouse LLP as independent accountants for 1998 was approved by 4,501,330 votes in favor and 1,902 opposed with 5,305 abstentions and 235,053 not voting.

Item 6    Exhibits and Reports on Form 8K

          (a)       Exhibits

                    Exhibit No.         Description
                    -----------         -----------

                     10.16         Revolving Credit Agreement and Guaranty dated
                                     May 6, 1998
                     27            Financial Data Schedule

          (b)       Reports on Form 8K

                    (1) Griffin filed Form 8K dated April 29, 1998, stating that Griffin's common stock had been accepted for listing on the Nasdaq National Market, effective for trading on April 29, 1998.

                    (2) Griffin filed Form 8K dated May 21, 1998, announcing the United States Bankruptcy Court's approval of a motion to release Griffin from any liability in connection with the Chapter 11 filing of Eli Witt in 1996.

                                      SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        GRIFFIN LAND & NURSERIES, INC.


                                           /S/ FREDERICK M. DANZIGER
                                          --------------------------------------
DATE: July 13, 1998                                        FREDERICK M. DANZIGER
                                                                       PRESIDENT




                                           /S/ ANTHONY J. GALICI
                                          --------------------------------------
DATE: July 13, 1998                                            ANTHONY J. GALICI
                                                        VICE PRESIDENT,  FINANCE