Form 10-Q
period 1998-08-29
GRIFFIN LAND & NURSERIES INC
filed 1998-10-13
CIK 1037390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the 13 Weeks Ended                                       Commission File No.
August 29, 1998                                                          0-29288

                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              06-0868496
(state or other jurisdiction of incorporation                      (IRS Employer
or organization)                                          Identification Number)

One Rockefeller Plaza, New York, New York                                  10020
(Address of principal executive offices)                              (Zip Code)

Registrant's Telephone Number including Area Code                 (212) 218-7910


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes    X    No
                                                                 -----     -----


  Number of shares of Common Stock outstanding at September 30, 1998:  4,842,704

                         GRIFFIN LAND & NURSERIES, INC.
                                    Form 10-Q


PART I -- FINANCIAL INFORMATION                                                            Page

          Consolidated Statement of Operations
          13 Weeks Ended August 29, 1998 and August 30, 1997                                   3

          Consolidated Statement of Operations
          39 Weeks Ended August 29, 1998 and August 30, 1997                                   4

          Consolidated Balance Sheet
          August 29, 1998 and November 29, 1997                                                5

          Consolidated Statement of Cash Flows
          39 Weeks Ended August 29, 1998 and August 30, 1997                                   6

          Notes to Consolidated Financial Statements                                        7-11

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                    12-14

PART II -- OTHER INFORMATION                                                                  15

SIGNATURES                                                                                    16


                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Operations
                  (dollars in thousands, except per share data)


                                                                                          For the 13 Weeks Ended,
                                                                                          -----------------------
                                                                                   August 29, 1998         August 30, 1997
                                                                                   ---------------         ---------------

Net sales and other revenue                                                           $     11,019            $     10,878
Cost and expenses:
Cost of goods sold                                                                           7,424                  10,565
Selling, general and administrative expenses                                                 3,955                   3,284
                                                                                   ---------------         ---------------
Operating loss                                                                                (360)                 (2,971)
Interest income                                                                                 66                      90
Interest expense                                                                                47                      69
                                                                                   ---------------         ---------------
Loss before income tax benefit                                                                (341)                 (2,950)
Income tax benefit                                                                            (127)                 (1,277)
                                                                                   ---------------         ---------------
Loss before equity investments                                                                (214)                 (1,673)
(Loss) income from equity investments                                                         (512)                     22
                                                                                   ---------------         ---------------
Net loss                                                                                 $    (726)               $ (1,651)
                                                                                   ---------------         ---------------
                                                                                   ---------------         ---------------


Basic net loss per common share                                                          $   (0.15)                $ (0.35)(a)
                                                                                   ---------------         ---------------
                                                                                   ---------------         ---------------
Diluted net loss per common share                                                         $  (0.15)                $ (0.35)(a)

                                                                                   ---------------         ---------------
                                                                                   ---------------         ---------------


(a)  Per share results for the prior year are pro forma.  See Note 6.

See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Operations
                  (dollars in thousands, except per share data)

                                                                        For the 39 Weeks Ended,
                                                                        -----------------------
                                                                  August 29, 1998         August 30, 1997
                                                                  ---------------         ---------------

Net sales and other revenue                                          $     38,240            $     34,508
Cost and expenses:
Cost of goods sold                                                         26,719                  27,077
Selling, general and administrative expenses                               11,387                  10,126
                                                                     ------------          --------------
Operating profit (loss)                                                       134                  (2,695)
Interest income                                                               253                     140
Interest expense                                                              129                     935
                                                                     ------------          --------------
Income (loss) before income taxes                                             258                  (3,490)
Income tax provision (benefit)                                                 95                  (1,291)
                                                                     ------------          --------------
Income (loss) before equity investments                                       163                  (2,199)
Income from equity investments                                                119                     524
                                                                     ------------          --------------
Net income (loss)                                                         $   282                 $(1,675)
                                                                     ------------          --------------
                                                                     ------------          --------------

Basic net income (loss)  per common share                                 $  0.06                  $(0.35)(a)
                                                                     ------------          --------------
                                                                     ------------          --------------
Diluted net income (loss) per common share                                $  0.05                  $(0.36)(a)
                                                                     ------------          --------------
                                                                     ------------          --------------


(a)  Per share results for the prior year are pro forma.  See Note 6.

See Notes to Consolidated Financial Statements.

                          GRIFFIN LAND & NURSERIES, INC
                           Consolidated Balance Sheet
                  (dollars in thousands, except per share data)

                                                                                  August 29, 1998           Nov.  29, 1997
                                                                                  ---------------           --------------

ASSETS

Current Assets
Cash and cash equivalents                                                            $      3,613               $   11,519
Accounts receivable, less allowance of $599 and $456                                        3,766                    4,745
Inventories                                                                                26,529                   25,343
Deferred income taxes                                                                       2,214                    1,858
Other current assets                                                                        2,556                    1,903
                                                                                     ------------            --------------
Total current assets                                                                       38,678                   45,368

Real estate held for sale or lease, net                                                    29,356                   26,429
Equity investments                                                                         18,146                   15,061
Property and equipment, net                                                                12,626                   12,524
Other assets, including investment in real estate joint venture of
        $3,154 and $3,261                                                                   3,460                    3,368
                                                                                     ------------            --------------
Total assets                                                                             $102,266                 $102,750
                                                                                     ------------            --------------
                                                                                     ------------            --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities                                                $   3,721                $   4,980
Long-term debt due within one year                                                            256                      244
                                                                                     ------------            -------------
Total current liabilities                                                                   3,977                    5,224

Long-term debt                                                                              2,777                    2,830
Other noncurrent liabilities                                                                4,165                    4,173
                                                                                     ------------            -------------
Total liabilities                                                                          10,919                   12,227
                                                                                     ------------            -------------

Commitments and Contingencies (See Note 8)

Common stock, par value $0.01 per share, authorized
10,000,000 shares, issued and outstanding 4,842,704 shares                                     48                       47
Additional paid in capital                                                                 93,491                   92,950
Accumulated deficit                                                                        (2,192)                  (2,474)
                                                                                     ------------            -------------
Total stockholders' equity                                                                 91,347                   90,523
                                                                                     ------------            -------------
Total liabilities and stockholders' equity                                               $102,266                 $102,750
                                                                                     ------------            -------------
                                                                                     ------------            -------------
See Notes to Consolidated Financial Statements.


                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)



                                                                                           For the 39 Weeks Ended,
                                                                                           -----------------------
                                                                                    August 29, 1998        August 30, 1997
                                                                                    ---------------        ---------------


OPERATING ACTIVITIES

Net income (loss)                                                                           $   282           $     (1,675)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization                                                                 1,550                  1,504
Income from equity investments                                                                 (119)                  (524)
Deferred income taxes                                                                            95                 (1,604)
Changes in assets and liabilities, net of effect of Liability Assumption in
1997:

Accounts receivable                                                                             836                   (455)
Inventories                                                                                  (1,186)                 2,550
Accounts payable and accrued liabilities                                                     (1,259)                (1,245)
Other, net                                                                                     (745)                (1,466)
                                                                                     --------------          -------------
Net cash used in operating activities                                                          (546)                (2,915)
                                                                                     --------------          --------------

INVESTING ACTIVITIES

Additions to real estate held for sale or lease                                              (3,805)                  (650)
Additional investment in Centaur Communications, Ltd.                                        (2,966)                    --
Additions to property and equipment                                                            (940)                  (835)
Proceeds from litigation settlement                                                             500                     --
                                                                                     --------------          -------------
Net cash used in investing activities                                                        (7,211)                (1,485)
                                                                                     --------------          -------------

FINANCING ACTIVITIES

Payments of debt                                                                               (240)                  (199)
Proceeds from exercise of stock options                                                          91                     --
Increase in debt                                                                                 --                  7,422
Net transactions with Culbro, excluding Liability Assumption in 1997                             --                   (577)
                                                                                     --------------          --------------
Net cash (used in) provided by financing activities                                            (149)                 6,646
                                                                                     --------------          --------------
Net (decrease) increase in cash and cash equivalents                                         (7,906)                 2,246
Cash and cash equivalents at beginning of period                                             11,519                  7,371
                                                                                     --------------          --------------
Cash and cash equivalents at end of period                                                $   3,613              $   9,617
                                                                                     --------------          --------------
                                                                                     --------------          --------------

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

         The results of operations for the nine-month period ended August 29, 1998, are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from the prior year have been reclassified to conform to the current presentation.


2.  Certain Transactions

          On February 27, 1997, Griffin, Culbro and General Cigar Holdings, Inc. ("GC Holdings"), a Culbro subsidiary, entered into a Distribution Agreement (the "Distribution Agreement"), which provided for the transfer of certain assets from Culbro to Griffin (the "Asset Transfers") and the Distribution of Griffin's common stock to the existing shareholders of Culbro. The Distribution Agreement also provided for the assumption by Griffin of all of the liabilities related to the businesses and assets transferred to Griffin from Culbro. Pursuant to the Distribution Agreement, Griffin was also allocated $7 million in cash. All of the transferred assets and related liabilities were recorded by Griffin at Culbro's historical cost. Under the terms of the Distribution Agreement, on February 27, 1997, GC Holdings assumed all of Culbro's general corporate debt and certain other liabilities, principally retirement obligations, which were included in Griffin's historical financial statements through that date (the "Liability Assumption"). Griffin's 1997 nine-month results include interest expense of approximately $0.7 million related to debt that was assumed by GC Holdings as part of the Liability Assumption. Such debt was not part of Griffin's capital structure subsequent to February 27, 1997.

         As Griffin was a wholly-owned subsidiary of Culbro during a portion of the 1997 third quarter and nine-month period, a portion of Culbro management time and resources were related to Griffin's operations, and Culbro also performed certain specific administrative functions for Griffin, including legal, tax, treasury, human resources and internal audit. Griffin's 1997 third quarter and nine-month results of operations include general and administrative expenses of $0.1 million and $1.0 million, respectively, allocated by Culbro to Griffin for these services. These charges were based principally on Griffin's proportionate share of expenses relating to the Culbro corporate activities that were associated with Griffin's operations and are considered by management to be reasonable.

3. Equity Investments

         On August 4, 1998, Griffin completed the purchase of 500,000 shares of Centaur Communications, Ltd. ("Centaur") common stock from another stockholder of Centaur for approximately $2.9 million. Griffin's purchase was in connection with transactions whereby the stockholder who sold the Centaur common stock to Griffin also sold its remaining Centaur common stock to a third party, and Centaur purchased approximately 4.8 million shares of its common stock from certain of its other stockholders at the same per share price paid by Griffin. As a result of these transactions, Griffin now holds approximately 5.4 million shares of the 15.2 million shares of Centaur common stock outstanding after these transactions.


4.  Long-term Debt

         On May 6, 1998, Imperial Nurseries, Inc. ("Imperial"), Griffin's subsidiary in the landscape nursery business, entered into a Revolving Credit Agreement (the "Credit Agreement") with a bank which provides a seasonally adjusted line of credit up to $10 million to supplement Imperial's cash flow from operations, as required. Borrowings under the Credit Agreement may be, at Imperial's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at the bank's prime rate. Borrowings of one month and longer bear interest at the London Interbank Offered Rate plus a margin of 1.75%. The Credit Agreement terminates in June, 1999, and there are no compensating balance requirements. Imperial pays a commitment fee of 1/4 of 1% per annum on unused borrowing capacity. The Credit Agreement is secured principally by Imperial's accounts receivable and inventories, and is guaranteed by Griffin. The Credit Agreement contains financial covenants with respect to Imperial's net worth, fixed charge coverage (as defined), capital expenditures and cash distributions to Griffin. Thus far, there have not been any borrowings under the Credit Agreement.


5.  Stockholders' Equity

         Changes in stockholders' equity for the nine months ended August 29, 1998, are as follows:


                                                      Common                    Additional             Accumulated
                                                       Stock               Paid-in Capital                 Deficit
                                                      ------               ---------------             -----------


Balance--November 29, 1997                               $47                       $92,950                 $(2,474)
Net income                                                --                            --                     282
Exercise of stock options, including
income tax benefit of
$451                                                       1                           541                      --
                                                     -------                    ----------             -----------
Balance--August 29, 1998                                 $48                       $93,491                 $(2,192)
                                                     -------                    ----------             -----------
                                                     -------                    ----------             -----------


         For the nine months ended August 29, 1998, activity under the Griffin Stock Option Plan were as follows:



                      Options issued by Culbro and subsequently converted to Griffin options:

                      Options outstanding at November 29, 1997                                             253,721
                      Exercised                                                                            (99,114)
                                                                                                           -------
                      Options outstanding at August 29, 1998                                               154,607
                                                                                                           -------
                                                                                                           -------





                      Option prices vary between                                                   $0.43 and $8.51
                      Number of option holders as of August 29, 1998                                             9

                      Options issued by Griffin:

                      Options outstanding at November 29, 1997                                             229,000
                      Cancelled                                                                            (20,000)
                                                                                                           -------
                      Options outstanding at August 29, 1998                                               209,000
                                                                                                           -------
                                                                                                           -------

                       Option prices range between                                               $13.88 and $14.69
                       Number of option holders as of August 29, 1998                                            8



6. Per Share Results

         Per share results for the 1997 third quarter and nine-month period are pro forma because Griffin was a wholly-owned subsidiary of Culbro during a portion of those periods. Per share results for the 1997 periods have been restated to present basic and diluted per share results consistent with Griffin's required adoption of Statement of Financial Accounting Standard No. 128, "Earnings per Share" at the beginning of fiscal 1998. Basic and diluted per share results were based on the following information:


                                                                            Third Quarter                    Nine Months
                                                                     ------------------------        ----------------------
                                                                        1998             1997           1998           1997
                                                                     -------         --------        -------        -------


Net income (loss) as reported for computation of
basic per share results                                                $(726)         $(1,651)          $282        $(1,675)

Adjustment to net income (loss) for assumed
exercise of options of equity investee (Centaur)                          --               (2)           (39)           (12)
                                                                     -------         --------        -------        -------
Adjusted net income (loss) for computation of
diluted per share results                                              $(726)         $(1,653)          $243        $(1,687)
                                                                     -------         --------        -------       --------
                                                                     -------         --------        -------       --------

                                                                         Third Quarter                    Nine Months
                                                                   -------------------------        -----------------------
                                                                                        1997                           1997
                                                                        1998      (pro forma)            1998    (pro forma)
                                                                   ---------      ----------        ---------   -----------

Weighted average shares outstanding for
computation of basic per share results                             4,771,000       4,744,000        4,754,000     4,725,000

Incremental shares from assumed exercise of Griffin
stock options                                                             --              --          189,000            --
                                                                   ---------       ---------        ---------     ---------
Adjusted weighted average shares for computation
of diluted per share results                                       4,771,000       4,744,000        4,943,000     4,725,000
                                                                   ---------       ---------        ---------     ---------
                                                                   ---------       ---------        ---------     ---------


7.  Supplemental Financial Statement Information

                  Inventories

                  Inventories consist of:


                                                                                   August 29, 1998       Nov.  29, 1997
                                                                                   ---------------       --------------

                       Nursery stock                                                     $  24,022         $     23,224
                       Finished goods                                                        1,669                1,255
                       Materials and supplies                                                  838                  864
                                                                                   ---------------        -------------
                                                                                           $26,529              $25,343
                                                                                   ---------------        -------------
                                                                                   ---------------        -------------

                  Property and Equipment

                   Property and equipment consist of:

                                                                                   August 29, 1998        Nov. 29, 1997
                                                                                   ---------------        -------------

                      Land and improvements                                               $  6,331            $   6,205
                      Buildings                                                              3,889                3,824
                      Machinery and equipment                                               13,364               12,714
                                                                                   ---------------        -------------
                                                                                            23,584               22,743
                      Accumulated depreciation                                             (10,958)             (10,219)
                                                                                   ---------------        -------------
                                                                                           $12,626              $12,524
                                                                                   ---------------        -------------
                                                                                   ---------------        -------------


                  Real Estate Held for Sale or Lease

                  Real estate held for sale or lease consists of:

                                                                                  August 29, 1998         Nov. 29, 1997
                                                                                  ---------------         -------------
                       Land                                                                $4,845               $ 4,808
                       Land improvements                                                   12,143                10,967
                       Buildings                                                           19,678                17,438
                                                                                  ---------------         -------------
                                                                                           36,666                33,213
                       Accumulated depreciation                                            (7,310)               (6,784)
                                                                                  ---------------         -------------
                                                                                          $29,356               $26,429
                                                                                  ---------------         -------------
                                                                                   ---------------        -------------

Litigation Settlement

         On June 12, 1998, Griffin's real estate business, Griffin Land, settled litigation it had initiated to recover the costs of certain repairs to two of its buildings. Upon settlement, Griffin Land received cash of $0.5 million and a promissory note of $0.1 million. The excess of the proceeds and note over the repair costs were credited to Griffin Land's operating expenses to offset costs related to this litigation that had been expensed in previous years.

8.  Commitments and Contingencies

         As a result of the Asset Transfers last year, Griffin acquired the 50.1% interest in Eli Witt previously held by Culbro. In 1993 and 1994, Culbro, Eli Witt and other parties engaged in two complex acquisitions and reorganizations, pursuant to which Culbro received significant distributions from Eli Witt to repay debt, including substantial amounts Culbro had previously borrowed from unaffiliated third parties to fund Eli Witt's business. Culbro subsequently loaned $5 million to Eli Witt. In 1996, Eli Witt filed for protection under Chapter 11 of the Federal Bankruptcy Law. In connection with such filing, Eli Witt sold all of its operating assets to another wholesale distributor in March 1997. Shareholders of Eli Witt did not receive any proceeds from the sale. These transactions (including the transfer of funds to Culbro) were reviewed by Eli Witt's creditors and other parties in interest in connection with Eli Witt's Chapter 11 filing. On May 21, 1998, the United States Bankruptcy Court approved a motion whereby Griffin released all of its remaining claims against Eli Witt in exchange for the creditors of Eli Witt releasing Griffin from any liability in connection with the Chapter 11 filing by Eli Witt in 1996. The claims that Griffin released had been fully reserved for by Griffin in previous years; therefore, there was no effect on Griffin's 1998 financial statements as a result of the Bankruptcy Court ruling.

                         GRIFFIN LAND & NURSERIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Third Quarter

         Griffin's net sales and other revenue were $11.0 million in the 1998 third quarter as compared to net sales and other revenue of $10.9 million in the 1997 third quarter. Net sales at Imperial were $10.2 million in both the 1998 and 1997 third quarters. Imperial's net sales reflected higher volume at the wholesale distribution centers, which offset lower sales volume at its Connecticut and Florida container production facilities. 1998 third quarter net sales and other revenue at Griffin's real estate division, Griffin Land, were $0.8 million as compared to $0.7 million in the prior year's third quarter. The increase reflects increased rental revenues in the current quarter.

         Griffin incurred an operating loss (before interest) of $0.4 million in the 1998 third quarter as compared to an operating loss of $3.0 million in the 1997 third quarter. The 1997 third quarter operating loss included a charge of $3.3 million in cost of goods sold to reserve for certain plant inventories at Imperial. Excluding that charge, Griffin would have recorded an operating profit of $0.3 million in the prior year's third quarter.

         Operating profit at Imperial was $0.1 million in the 1998 third quarter as compared to $0.6 million (excluding the inventory charge) in the 1997 third quarter. Gross profit at Imperial (excluding the inventory charge recorded last year) was $3.3 million in both the 1998 and 1997 third quarters. Gross profit from sales at the wholesale distribution centers increased due to the higher volume, as margins were substantially the same as last year. Gross profit on sales from the container production facilities was lower in the 1998 third quarter as compared to last year's third quarter due to lower volume and lower margins. Operating expenses increased approximately $0.5 million in the 1998 third quarter as compared to last year's third quarter principally due to increased labor, delivery and general expenses at the distribution centers. The increase in expenses offset the higher gross profit at the distribution centers. Overall operating expenses were 30.8% of net sales in the 1998 third quarter as compared to 26.5% of net sales in the 1997 third quarter.

         Griffin Land reflected operating profit of $0.2 million in the 1998 third quarter, versus break even results in last year's third quarter. The increased operating profit in the 1998 quarter reflected the settlement of litigation initiated by Griffin Land for reimbursement of certain costs to repair two commercial buildings owned by Griffin Land. Proceeds from the settlement in excess of the repair costs, approximately $0.2 million, were reflected as a reduction of Griffin Land's operating expenses. Excluding this item, 1998 third quarter operating results at Griffin Land were slightly lower than the 1997 third quarter, as higher rental income in the current quarter was more than offset by higher real estate taxes and the effect of the reversal in the 1997 third quarter of excess accruals on earlier property sales. Griffin's general corporate expense was $0.6 million in the 1998 third quarter as compared to $0.4 million last year.

         Griffin's interest expense in the 1998 third quarter was slightly lower than the 1997 third quarter as a result of the capitalization of interest on the construction of a warehouse facility this year. The lower effective tax rate in the 1998 third quarter as compared to the 1997 third quarter reflects the effect of the reclassification of the income from equity investments last year.

         The loss from equity investments of $0.5 million in the 1998 third quarter as compared to substantially breakeven results from equity investments in the 1997 third quarter principally reflects the effect of one-time expenses aggregating approximately $1.1 million, before taxes, at Centaur (approximately $0.3 million allocable to Griffin's interest) relating to the restructuring of its ownership, and a loss of approximately $1.7 million at Linguaphone (approximately $0.4 million allocable to Griffin's interest). Operating results at Centaur, excluding the one-time expenses, increased over last year.

         Nine Months

         In the nine month period, Griffin's net sales increased $3.7 million from $34.5 million in 1997 to $38.2 million in 1998. The increase was due to higher net sales at Imperial, which increased $3.7 million to $36.0 million in the 1998 nine month period from $32.3 million in the comparable 1997 nine month period. The sales increase at Imperial principally reflected increased sales volume from its wholesale distribution centers. Net sales at Griffin Land were $2.2 million in both the 1998 and 1997 nine month periods. An increase in rental revenue in the 1998 nine month period was offset by the effect of a land sale in the 1997 nine month period.

         Griffin's operating profit (before interest) in the 1998 nine month period was $0.1 million as compared to an operating loss of $2.7 million in the 1997 nine month period. The 1997 period included the $3.3 million charge related to Imperial's inventory (see above). Excluding that charge, Griffin's operating profit declined from $0.6 million in the 1997 nine month period to $0.1 million in the 1998 nine month period. Operating profit at Imperial (excluding the inventory charge) was $1.9 million in the 1998 and 1997 nine month periods. The increased sales volume in 1998 resulted in an increase in gross profit of $0.9 million to $10.7 million in the 1998 period from $9.8 million in the 1997 period. Overall gross margins decreased slightly in 1998 as compared to 1997 margins. The increased gross profit was offset by higher operating expenses, principally labor, delivery and general expenses at the wholesale distribution centers, which generated the increase in gross profit. Overall, Imperial's operating expenses were 24.6% of net sales in the 1998 nine month period as compared to 24.5% of net sales in the 1997 nine month period.

         Griffin Land incurred an operating loss of $0.2 million in the 1998 nine month period as compared to an operating loss of $0.1 million in the 1997 nine month period. The effect of the litigation settlement (described above) and higher rental revenue in the current year was more than offset by the gain on a property sale and the reversal of excess accruals in the 1997 nine month period. Griffin's general corporate expense was $1.6 million in the 1998 nine month period as compared to $1.2 million in the 1997 nine month period.

         Griffin's interest expense decreased to $0.1 million in the 1998 nine month period from $0.9 million in the 1997 nine month period. The decrease principally reflected the inclusion in 1997 of interest expense of $0.7 million related to Culbro's general corporate debt that was assumed by General Cigar Holdings at the end of the 1997 first quarter (see Note 2).

         Income from equity investments was $0.1 million in the 1998 nine month period as compared to $0.5 million in the 1997 nine month period. The lower results reflected one-time expenses at Centaur in the current period and lower operating results at Linguaphone this year. Operating results of Centaur's magazine publishing business, excluding the one-time expenses, increased over last year.

Liquidity and Capital Resources

         Net cash used in operating activities was $0.5 million in the 1998 nine month period as compared to net cash used in operating activities of $2.9 million in the 1997 nine month period. The reduced use of cash reflects increased results of operations partially offset by net unfavorable changes in working capital items.

         Net cash used in investing activities reflected an increase in additions to real estate held for sale, due principally to the construction of a new warehouse facility by Griffin Land (see below), the additional investment in Centaur (see Note 3) and higher capital expenditures in the landscape nursery business. The increased additions to property and equipment principally reflected expenditures for equipment at Imperial's production facilities in Connecticut and Florida. Proceeds from a litigation settlement at Griffin Land (see Note 7) partially offset the cash used in investing activities previously described. Net cash used in financing activities principally reflects the payment of Griffin Land's mortgages and capital leases for equipment used in the landscape nursery business. Net cash provided by financing activities in the 1997 nine month period principally reflected borrowings under Culbro's general corporate debt prior to such debt being assumed by GC Holdings on February 27, 1997.

         On May 6, 1998, Imperial entered into a Revolving Credit Agreement with a bank which provides a seasonally adjusted line of credit of up to $10 million to supplement Imperial's cash flow from operations, as required. The Credit Agreement is secured principally by Imperial's accounts receivable and inventories, and is guaranteed by Griffin. The Credit Agreement contains financial covenants with respect to Imperial's net worth, fixed charge coverage (as defined), capital expenditures and cash distributions to Griffin. There have not been any borrowings under the Credit Agreement thus far.

         Griffin Land has completed construction of the shell of a 98,000 square foot warehouse facility in the New England Tradeport, Griffin's industrial park located near Bradley International Airport in the Hartford-Springfield corridor. Construction costs paid thus far, including initial tenant improvements and investment in offsite infrastructure, have been approximately $3.0 million through the end of the 1998 third quarter. Including a newly signed lease, approximately 55% of this facility is leased. In the 1998 third quarter, Griffin Land started construction of an approximately 100,000 square foot warehouse to be located nearby the recently completed facility in the New England Tradeport.

         To date, Griffin has funded the working capital needs of Imperial, its real estate development at Griffin Land and the additional investment in Centaur from cash on hand. Management believes, based on the current level of operations and anticipated growth, that cash on hand, cash flow from operations, and, if needed, borrowings under Imperial's Credit Agreement or real estate mortgage placements will be sufficient to finance its landscape nursery business and fund future real estate projects.

Year 2000

         Griffin is addressing its year 2000 ("Y2K") issue and has identified its critical computer applications that are not Y2K compliant. A portion of the applications not Y2K compliant have been modified, successfully tested and are now Y2K compliant. Modification of the balance of the computer applications originally identified as not Y2K compliant is currently underway, with all applications anticipated to be Y2K compliant no later than March 31, 1999. The modification on the applications that are already Y2K compliant and the work currently in process is being performed by Griffin employees. Costs attributed to such work is not material.

         Griffin has initiated a company-wide review of major customers, vendors and other third parties to determine the extent, if any, to which Griffin would be vulnerable to those third parties' failure to remedy their own Y2K issues. Those third parties contacted have indicated that they have Y2K readiness programs in place or they anticipate being Y2K compliant on or before December 31, 1999. We will continue to assess the progress of our critical business partners in reaching Y2K readiness.

         Griffin believes that its efforts to address the Y2K issue should be successful. However, a failure of critical third parties adequately to address their respective Y2K issues could have a material adverse effect on Griffin's business, financial condition and results of operations. Therefore, Griffin's program for Y2K compliance includes the development of contingency plans for continuing operations in the event such problems arise. However, there can be no assurance that such contingency plans will be adequate to handle all problems which may arise.

         The information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the new warehouse construction. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

PART II  OTHER INFORMATION

Items 1 - 5 not applicable

Item 6   Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit No.               Description

                            27                 Financial Data Schedule

                  (b) There were no reports filed on Form 8-K by the Registrant during the 1998 third quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GRIFFIN LAND & NURSERIES, INC.

                                       /s/ Frederick M. Danziger
                                  -------------------------------------
DATE:  October 12, 1998                           Frederick M. Danziger
                                                              PRESIDENT

                                        /s/ Anthony J. Galici
                                  ------------------------------------
DATE:  October 12, 1998                              Anthony J. Galici
                                              VICE PRESIDENT,  FINANCE