Form 10-K
period 1998-11-28
GRIFFIN LAND & NURSERIES INC
filed 1999-02-26
CIK 1037390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29288
                            ------------------------

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

             Title of Each Class                 Name of Each Exchange on Which Registered
        COMMON STOCK $0.01 PAR VALUE                      NASDAQ NATIONAL MARKET

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$10,916,000 approximately, based on the closing sales price on the Nasdaq National Market on February 5, 1999. Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the Registrant and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock:
4,842,704 shares as of February 5, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Griffin and its subsidiaries comprise principally a landscape nursery and real estate business. At the end of its 1998 fiscal year Griffin engaged in two principal lines of business: (1) the landscape nursery products business, comprised of (x) the growing of containerized landscape nursery products for sale principally to garden center operators and landscape nursery mass merchandisers, and (y) the owning and operating of wholesale sales and service centers whose principal customers are landscape contractors; and (2) the real estate business, comprised of (x) the owning, building and managing of commercial and industrial properties and (y) the developing of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts. Griffin also owns an approximately 35% interest (33% fully diluted) in Centaur Communications, Ltd., a United Kingdom magazine and information services publisher and has a lesser interest in Linguaphone Group, plc which will be accounted for under the cost method of accounting for investments in 1999 but which is reflected on an equity basis in 1998 results.

LANDSCAPE NURSERY BUSINESS

    The landscape nursery operations of Griffin are operated by its wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial is a grower, distributor and, to a much lesser extent, broker of wholesale landscape nursery stock. The landscape nursery industry is extremely fragmented, with the industry leader having less than 1% of total market share. Imperial believes that its volume places it among the twenty largest landscape nursery companies in the country.

    Imperial's container growing operations are located on property owned by Griffin in Connecticut (400 acres) and in northern Florida (350 acres). The majority of Imperial's inventories are container-grown plants on those two farms. The largest portion of Imperial's container-grown product consists of broad leaf evergreens, including azaleas and rhododendron. Other major product categories include juniper and deciduous shrubs. Container-grown product is held principally from one to five years prior to its sale by Imperial. Recently Imperial has substantially increased its production of perennials which have a much shorter growing cycle than most of the rest of Imperial's product. During 1997, Imperial determined to terminate its own growing of field-grown product and created a reserve estimated to be sufficient to absorb the losses from terminating these operations. The liquidation of the field-grown inventory appears to be on schedule and budget. Imperial contracts with a grower in the Mid-Atlantic states to grow field-grown product for Imperial. The agreement provides for Imperial to purchase such product over a five year period and is part of a program intended to replace Imperial's previous investment in field-grown plants and to shorten its product growing cycles.

    Imperial is also reviewing a variety of approaches to increase its return on assets with potentially different approaches for different categories of products. Among such possible approaches are changing the potting and growing cycle for some of its containerized production, and adding a broader selection of perennial flowers and flowering shrubs to its list of products. Some of these programs are also directed at developing quicker growing products and improved soil mixes.

    The growing operations serve a market comprised principally of retail chain store garden departments, retail nurseries and garden centers, wholesale nurseries, distributors and to a lesser extent landscapers as direct customers. Imperial-grown products are also distributed through its own wholesale horticultural sales and service centers whose main customers are landscapers. Imperial's major markets are in the Northeast, Mid-Atlantic, the northern portion of the Southeast and Midwest. Nursery sales are extremely seasonal, peaking in spring, and are strongly affected by commercial and residential building activity as well as materially affected by weather conditions, particularly in the Spring planting season.

    Imperial operates seven wholesale horticultural sales and service centers which sell a wide range of plant material, including a large portion purchased from growers other than Imperial, and horticultural tools and products to the trade. The largest portion of the sales of these centers is to professional landscapers. The centers, all of which are owned by Imperial, are located in Windsor, Connecticut; Aston and Pittsburgh, Pennsylvania; Columbus and Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia. The Cincinnati center is currently being expanded, and a site is being sought for a New Jersey center. During 1998, results from these centers improved substantially.

    Currently Imperial's sales are made to a large variety of customers, none of whom represents more than 4% of sales.

    Containerized growing and shipping capacity has been increased to meet the potential volume and quality needs of Imperial's customers and to capitalize on expected growth in the Mid-Atlantic and Midwest markets. Imperial has also added to its sales coverage in these areas with additional sales personnel at the farms and an additional salesperson in the marketplace. In coming years a larger part of Imperial's shipping will probably be made on trucks outfitted with shelves. This may increase shipping expenses.

REAL ESTATE BUSINESS

    Griffin is directly engaged in the real estate development business on portions of its land in Connecticut. Griffin develops portions of its properties for commercial, residential and industrial use. The headquarters for this operation is in Bloomfield, Connecticut.

    During the last several years, the real estate market in the Hartford area, particularly that in the northwest quadrant, where the majority of Griffin's acreage is located, has been depressed by a number of factors, including the decline of employment in the defense and insurance industries. There can be no assurance that the condition of the real estate market in this region will improve in the near future. The development of Griffin's land was also affected by land planning issues, particularly in the town of Simsbury. In Simsbury, the value of Griffin's land is affected by the presence of chlordane on a portion of the land which is intended for residential development. Griffin is examining means of remediation on its lands and will seek to subdivide certain of its Simsbury properties over a reasonable period. Negotiations to sell one parcel in Simsbury are continuing; but, completion of that proposed transaction is subject to a number of conditions. Griffin anticipates that obtaining subdivision approvals in many of the towns where it holds land to be an extended process.

    The most substantial of Griffin's current development efforts are focused on a 600 acre tract owned by Griffin near Bradley International Airport and Interstate 91 known as the New England Tradeport. To date, approximately 240,000 square feet of warehouse and light manufacturing space have been completed and are approximately 94% occupied, and a bottling and distribution plant for Pepsi-Cola has been built. The completed and leased space includes approximately 98,000 square feet completed and leased last year. An additional warehouse of approximately 100,000 square feet has been built on speculation and will be ready for leasing in the 1999 second quarter. A state traffic control certificate for the future development of 1.3 million square feet has been obtained for the New England Tradeport. Griffin, based on satisfactory results for its second building, intends to continue to direct its primary efforts at the construction and leasing of light industrial and warehouse facilities at the New England Tradeport. Development at the New England Tradeport may require investment in offsite infrastructure on behalf of Windsor, Connecticut and may require improvement of some state or town roads.

    Griffin's most substantial development is the combination of Griffin Center in Windsor, Connecticut and Griffin Center South in Bloomfield, Connecticut. Together these master planned developments comprise approximately 600 acres, half of which have been developed with nearly 1,750,000 square feet of office and industrial space. Griffin Center currently includes nine corporate office buildings built by Griffin. Griffin currently maintains only a 30% interest in two office buildings in the Griffin Center office complex which have an aggregate of 160,000 square feet. In Griffin Center South, a 130-acre tract with fifteen buildings of industrial and research/development space, Griffin has retained for rental nine buildings, which are now substantially fully rented. These buildings have an aggregate of approximately 175,000 square feet. During 1998, the last major vacancy in the Griffin Center South buildings retained by Griffin was rented with occupancy and rent expected to commence in March of this year.

    Two additional Griffin parcels appropriate for office or industrial developments are available for development including 28 acres in the Day Hill Technology Center in Windsor, and 100 acres in the South Windsor Technology Center. State traffic certificates have been obtained for these parcels for 500,000 square feet and 200,000 square feet of development, respectively.

    In 1988, a subsidiary of Griffin began infrastructure work at Walden Woods, a 153-acre site in Windsor, Connecticut, which was planned to contain more than 365 residential units. Prior to 1992 Griffin had built and sold 45 homes before discontinuing its home building operations at Walden Woods. Since then, two third-party home builders have completed an additional 64 homes. Griffin is evaluating other of its lands for residential development over a period of years.

    Griffin is seeking to develop a joint venture to process bulky waste and build a transfer station and recycling operation on a portion of its Connecticut land. In addition, approximately 500 acres in Connecticut are leased for tobacco growing to General Cigar at rentals approximating the land's carrying cost. The lease for these properties, which extends for 10 years, may be terminated as to 100 acres annually, on one year's prior notice.

EQUITY INVESTMENTS

    ELI WITT

    During 1998 Griffin's involvement with, and investment in, Eli Witt was terminated. Griffin released its mortgage on an Eli Witt warehouse and its creditor claims and was released from all claims which might have been made against it in the bankruptcy proceedings of Eli Witt.

    CENTAUR

    Griffin owns approximately 35% (33% fully diluted) of the common stock of Centaur Communications, Ltd., ("Centaur") a privately-held publisher of business magazines in the United Kingdom and a compiler and supplier of computerized financial information through a subsidiary, Perfect Information, Ltd. Although Centaur's magazines are now operating substantially on plan, Centaur's earnings are being affected by operating losses of Perfect Information, Ltd. Until August 4, 1998, Griffin's interest was approximately 25%. As a result of a repurchase of common stock by Centaur and an additional investment by Griffin, Griffin's interest was increased. The agreements relating to that transaction provide for an offering of Centaur stock or sale of Centaur in four to five years.

    LINGUAPHONE

    Griffin received in 1997 from Centaur a 25% interest in Linguaphone Group, plc ("Linguaphone"). Griffin's 1998 results included an equity loss from Linguaphone of approximately $1.1 million. In early 1999, Linguaphone was recapitalized. As a result of the recapitalization, Griffin's interest was reduced to approximately 14% (11% fully diluted), and Linguaphone will now be accounted for under the cost method of accounting for investments.

FINANCIAL INFORMATION REGARDING INDUSTRY SEGMENTS

    See Note 3 to the Consolidated Financial Statements of Griffin included elsewhere herein for certain financial information regarding the landscape nursery business and the real estate business.

EMPLOYEES

    Griffin employs approximately 332 persons on a full-time basis, including 12 in its real estate business and 320 in its landscape nursery business. At present, none of these employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

COMPETITION

    The nursery business is competitive, and Imperial competes against a number of other companies, including national, local and regional nursery businesses. Some of Griffin's competitors in the nursery industry are larger than Imperial. Numerous real estate developers operate in the portion of Connecticut and Massachusetts in which Griffin's holdings are concentrated. Some of such businesses compete in each business of Griffin and may have greater financial resources than Griffin.

REGULATION: ENVIRONMENTAL MATTERS

    Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure properly to remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real properties, Griffin may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. In Simsbury, the value of Griffin's land is affected by the presence of chlordane on a portion of the land which is intended for residential use. Griffin is experimenting with means of remediation on such lands. Although Griffin believes that it will be able to take steps to reduce chlordane contamination to levels below that which would impede residential development of such properties, there can be no assurance that Griffin will be able to do so in a timely or economic fashion, or at all. In the event that Griffin is unable adequately to remediate this property, its ability to develop such property for its intended purposes would be materially affected. In addition, Griffin is seeking to develop a joint venture to process bulky waste and build a transfer station and recycling operation on a portion of its land in Windsor, Connecticut. Although Griffin intends to conduct such operations in compliance with all applicable environmental laws, there can be no assurance that Griffin will not incur incremental additional costs in connection with such operations resulting from environmental compliance efforts, or as a result of any future noncompliance with such laws.

    Griffin periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. Griffin does not anticipate experiencing in the immediate future material expense in complying with such laws.

ITEM 2. PROPERTIES

LAND HOLDINGS

    Griffin Land & Nurseries, Inc. is a major landholder in the State of Connecticut and also owns land in Massachusetts. In addition, Griffin owns approximately 1,000 acres in Florida, most of which is used for Imperial Nurseries' growing operations or is contiguous to such operations, and also owns sites for Imperial Nurseries' seven sales and service centers. Each such center typically has a warehouse/ office facility and 10-15 acres of nursery stock.

    The book value of undeveloped land holdings owned by Griffin, principally in the Hartford CT area, is approximately $5,000,000. Griffin believes the fair market value is substantially in excess of such book value including land improvements.

    A listing of the locations of Griffin's commercial and nursery real estate, a portion of which, principally in Bloomfield, East Granby and Windsor, has been developed, is as follows:

                             COMMERCIAL REAL ESTATE

  LOCATION OF PROPERTY                                                                            LAND AREA (ACRES)
-----------------------------------------------------------------------------------------------  -------------------
CONNECTICUT....................................................................................
  Bloomfield...................................................................................             320
  East Granby..................................................................................             187
  East Windsor.................................................................................             115
  Granby.......................................................................................             106
  Simsbury.....................................................................................             875
  South Windsor................................................................................             103
  Suffield.....................................................................................             375
  Windsor......................................................................................           1,190

MASSACHUSETTS
  Southwick....................................................................................             425

FLORIDA
  Hillsborough County..........................................................................               9
  Leon County..................................................................................               6

                              NURSERY REAL ESTATE

  LOCATION OF PROPERTY                                                                            LAND AREA (ACRES)
-----------------------------------------------------------------------------------------------  -------------------
FLORIDA
  Quincy.......................................................................................           1,046

CONNECTICUT
  East Granby..................................................................................             393
  Granby.......................................................................................             267
  Windsor......................................................................................              52

PENNSYLVANIA
  Aston........................................................................................              16
  Pittsburgh...................................................................................              10

VIRGINIA
  Manassas.....................................................................................              16

OHIO
  Columbus.....................................................................................              12
  Cincinnati...................................................................................              11

MARYLAND
  White Marsh..................................................................................              20

    Griffin also leases approximately 2,100 square feet in New York City for its Executive Offices.

ITEM 3. LEGAL PROCEEDINGS

    As a result of the spin-off arrangements pursuant to which Griffin became a public company, Griffin acquired the 50.1% interest in Eli Witt previously held by Culbro Corporation (Griffin's parent prior to the spinoff). In November 1996, Eli Witt filed for protection under Chapter 11 of the Federal Bankruptcy Law. All matters relating to this bankruptcy proceeding were settled by Griffin releasing its claims against Eli Witt, including a second mortgage, and Eli Witt releasing all possible claims against Griffin.

    Certain parts of Griffin's property in Simsbury, Connecticut, are affected by the presence of chlordane. Although the various federal, state and local agencies may have an interest in the matter, there are no proceedings known by Griffin to be contemplated by any of these agencies in connection with possible chlordane exceedences on such properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the OTC Bulletin Board from the Distribution of Griffin's common stock on July 3, 1997, through April 28, 1998 and on the Nasdaq National Market subsequent to April 28, 1998:

                                                       1ST               2ND QUARTER           3RD QUARTER          4TH
                                                     QUARTER                                                      QUARTER
                                               --------------------  --------------------  --------------------  ---------
                                                 HIGH        LOW       HIGH        LOW       HIGH        LOW       HIGH
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
1998.........................................  15 7/16       12 1/2  19         12 1/2     18 1/2     11         15
1997.........................................     --         --         --         --      17 7/8     14 7/8     19 7/8


                                                  LOW
                                               ---------
1998.........................................  11 1/16
1997.........................................  12 7/8

    On February 5, 1999, the number of record holders of common stock of Griffin was approximately 666, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the Nasdaq National Market on such date was $10.00 per share. The information appearing in Notes 8 and 12 to the Consolidated Financial Statements are hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected statement of operations data for fiscal years 1994 through 1998 and balance sheet data as of the end of each fiscal year.

                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales & other revenue..................................  $  51,231  $  46,288  $  46,531  $  41,756  $  43,024
Operating profit (loss)....................................         74     (3,236)    (1,245)       810     (4,867)
Income (loss) from continuing operations...................        121     (2,136)    (4,063)    (4,265)    (7,157)
Net income (loss)..........................................        121     (2,136)    (4,606)      (580)    (3,833)
Basic net income (loss) per share (a)......................       0.03      (0.45)
Diluted net income (loss) per share (a)....................       0.01      (0.45)
BALANCE SHEET DATA:
Total assets...............................................    104,916    103,736    101,775    165,655    167,421
Working capital............................................     33,304     41,130     36,698     23,069     28,112
Long-term debt (b).........................................      2,666      2,830     38,846     72,737     91,614
Stockholders' equity /Culbro Investment (c)................     91,186     90,523     47,449     61,299     44,426

    The Selected Financial Data presented above reflects CMS Gilbreth Packaging Systems, Inc. as a discontinued operation in 1993 through 1996. This business was sold in 1996.

(a) Griffin was a consolidated subsidiary of Culbro through July 3, 1997. Accordingly, the per share results for 1997 presented above are on a pro forma basis because the Griffin common stock was not outstanding the entire period.

(b) Culbro's general long-term debt was included on Griffin's historical balance sheet through February 27, 1997, when such debt was assumed by Griffin's former affiliate, General Cigar Holdings, Inc. in connection with the distribution of Griffin's common stock to Culbro's shareholders.

(c) Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro. Accordingly, the retained earnings and intercompany balances with its former parent are reflected in Culbro Investment prior to July 3, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), and Griffin's Connecticut and Massachusetts based real estate business, Griffin Land. Griffin also has equity interests in Centaur Communications, Ltd. ("Centaur"), a magazine publishing business, based in the United Kingdom and Linguaphone Group plc ("Linguaphone"), a distributor of language learning materials based in the United Kingdom with sales in Europe and Asia. Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro Corporation ("Culbro"). On July 3, 1997, Culbro distributed the common stock of Griffin to its shareholders in a tax-free distribution (the "Distribution"). Subsequent to the Distribution, Griffin has operated as an independent stand-alone entity. Prior to March 18, 1997, Griffin was known as Culbro Land Resources, Inc. As a result of a recapitalization of Linguaphone in early 1999, Griffin's common equity ownership was reduced and Griffin will account for its investment in Lingauphone under the cost method of accounting for investments, prospectively.

    The financial statements of Griffin reflect the results of the operations of Griffin's businesses and investments. Prior to the Distribution in July 1997, Griffin's results included allocations to Griffin from Culbro for corporate overhead of $1.0 million and $1.8 million in fiscal 1997 and fiscal 1996, respectively. Additionally, $0.9 million of a Culbro unusual expense item was allocated to Griffin in fiscal 1996. These allocations, which may not necessarily reflect the additional expenses Griffin would have incurred had it operated as a separate stand-alone entity prior to the Distribution, are deemed reasonable by Griffin management. Griffin's results of operations in 1997 and prior years include interest expense on Culbro general corporate debt. The Culbro debt was included in Griffin's financial statements through the 1997 first quarter, when that debt was assumed by General Cigar Holdings, Inc. ("GC Holdings") pursuant to the Distribution Agreement. Interest expense on Culbro's general debt that was included in Griffin's results of operations was $0.7 million and $7.3 million in fiscal 1997 and fiscal 1996, respectively. Such interest expense has not been part of Griffin's results of operations subsequent to the Distribution. In 1998, Griffin operated as a stand-alone entity for the full year. Accordingly, there are no allocations or charges from Culbro reflected in Griffin's 1998 results.

RESULTS OF OPERATIONS

    FISCAL 1998 COMPARED TO FISCAL 1997

    In fiscal 1998, Griffin's net sales increased $4.9 million, or 11%, to $51.2 million from $46.3 million in fiscal 1997. The net sales increase was due to net sales at Imperial, which were $48.2 million in fiscal 1998 as compared to $42.6 million in fiscal 1997. The $5.6 million (13%) net sales increase at Imperial principally reflected increased volume and higher prices at the wholesale sales and service centers, which accounted for substantially all of Imperial's net sales increase.

    Net sales in Griffin's real estate business, Griffin Land, decreased from $3.7 million in fiscal 1997 to $3.1 million in fiscal 1998. Net sales in fiscal 1997 included $0.7 million from sales of remaining residential lots from developments started in earlier years. There were no land sales in fiscal 1998. Excluding the residential lot sales, net sales at Griffin Land increased slightly in fiscal 1998 as compared to fiscal 1997. Rental revenue from Griffin Land's buildings increased to $2.6 million in fiscal 1998 from $2.1 million in fiscal 1997. The higher rental revenue principally reflected increased occupancy as the result of new leases. Occupancy in Griffin Land's properties, excluding the new warehouse constructed in 1998, increased from 80% at the end of fiscal 1997 to 91% at the end of fiscal 1998. Including new leases that became effective subsequent to the end of fiscal 1998, Griffin Land's occupancy rate in its properties was approximately 95%, including full occupancy in its Griffin Center South development.

    Griffin's consolidated operating results were substantially break-even in fiscal 1998 as compared to an operating loss of $3.2 million in fiscal 1997. The increased operating results principally reflected the effect of the $3.3 million charge incurred in fiscal 1997 by Imperial to reserve for certain plant inventories. Operating profit at Imperial increased to $2.3 million in fiscal 1998 as compared to $1.9 million in fiscal 1997, excluding the effect of last year's inventory charge. Imperial's overall gross profit margins decreased slightly to 28.8% in fiscal 1998 from 29.4% in fiscal 1997, again excluding the effect of the inventory charge in 1997. The operating profit increase at Imperial reflects the effect of higher net sales in fiscal 1998, partially offset by higher operating expenses. As a percentage of net sales, operating expenses were 24.1% in fiscal 1998 as compared to 25.0% in fiscal 1997. The operating expense increase principally reflected higher selling expenses related to the increased volume at Imperial's wholesale sales and service centers.

    Griffin Land incurred an operating loss of $0.3 million in fiscal 1998 versus an operating loss of $0.2 million in fiscal 1997. Operating results in fiscal 1998 include the settlement of a litigation initiated by Griffin Land for reimbursement of certain costs to repair two commercial buildings owned by Griffin Land. Proceeds from the settlement in excess of repair costs were approximately $0.2 million and are reflected as a reduction of Griffin Land's operating expenses. Excluding the effect of the benefit from the litigation settlement in fiscal 1998, operating results at Griffin Land decreased by $0.3 million, principally reflecting the effect of the residential land sales in fiscal 1997. Griffin Land's rental properties generated an operating profit, before depreciation, of $2.1 million in fiscal 1998 versus $1.8 million in fiscal 1997, reflecting the higher occupancy noted above and corresponding increase in rental revenue. Although Griffin Land's overall operating results were lower, there has been a substantial amount of development activity at Griffin Land that management believes should benefit future years. In 1998, Griffin Land completed construction of a new approximately 98,000 square foot warehouse in the New England Tradeport, Griffin Land's 600 acre industrial park adjacent to Bradley International Airport. Although only partially leased in the 1998 third and fourth quarters, new leases that were effective in December 1998 resulted in this new warehouse being fully leased at the start of fiscal 1999. Additionally, Griffin Land started construction in 1998 on another approximately 100,000 square foot warehouse that is expected to be completed in the 1999 second quarter. This new warehouse is not yet leased.

    The decrease in Griffin's interest expense principally reflects the inclusion in the 1997 first quarter of interest expense of $0.7 million related to Culbro's general corporate debt that was assumed by General Cigar Holdings at the end of the 1997 first quarter. The higher income tax rate principally reflects the effect of state and local taxes.

    Income from Griffin's equity investments was lower in 1998 as a result of losses at Linguaphone, which more than offset increased profit at Centaur. Centaur's 1998 results included one-time expenses aggregating approximately $1.1 million before taxes (approximately $0.3 million allocable to Griffin's interest), relating to the restructuring of Centaur's ownership. Additionally, increased operating profit of Centaur's magazine publishing operations was partially offset by operating losses incurred by Centaur's subsidiary, Perfect Information, Ltd., which operates a database service that provides financial information to its customers. During 1998, Griffin's common equity ownership of Centaur increased to approximately 35% (33% fully diluted) as a result of Griffin's purchase of Centaur common stock and Centaur's repurchase of common stock from other Centaur stockholders (see Note 10 of the consolidated financial statements included in Item 8). The equity loss for Linguaphone includes foreign currency exchange losses incurred by Linguaphone for which Griffin's allocable share was approximately $0.5 million. Linguaphone recently completed an offering of its common stock in which Griffin participated to a limited extent. As a result, Griffin's common equity ownership in Linguaphone was reduced from approximately 25% to approximately 14% (11% fully diluted). Griffin will account for its investment in Linguaphone under the cost method of accounting for investments, prospectively.

    FISCAL 1997 COMPARED TO FISCAL 1996

    Net sales and other revenue of $46.3 million in fiscal 1997 was slightly lower than fiscal 1996 net sales and other revenue of $46.5 million. Net sales at Imperial increased 15% to $42.6 million in fiscal 1997 from $37.0 million in fiscal 1996. The increased sales reflected higher volume and improved pricing at Imperial's wholesale sales and service centers, which contributed approximately 75% of Imperial's total increase in net sales. The balance of Imperial's sales increase reflected higher sales volume of containerized plants from its growing operations in Connecticut and Florida. Net sales and other revenue in Griffin's real estate business, Griffin Land, were $3.7 million in fiscal 1997 as compared to $9.5 million in fiscal 1996. The decrease principally reflected the effect of a 1996 sale, which generated $4.0 million in proceeds, of Griffin's 30% interest in a joint venture that owned commercial properties.

    Griffin incurred a consolidated operating loss of $3.2 million in fiscal 1997 as compared to an operating loss of $1.2 million in fiscal 1996. The higher operating loss reflected results at Imperial, which incurred a $1.4 million operating loss in fiscal 1997 as compared to an operating profit of $1.6 million in fiscal 1996. Imperial's fiscal 1997 results included a $3.3 million charge to reserve for certain plant inventories. Approximately 75% of the charge related to field grown plant inventories in which the current carrying cost will not be recovered as a result of horticultural issues and market conditions. The remaining portion of the charge related principally to certain container grown plants originally potted in 1994 which have not matured properly. Imperial is continuing to phase out its field grown plant program and will concentrate its production resources on its container plant facilities in Connecticut and Florida, which are substantially larger than its field grown inventory operation. Imperial is replacing its field grown program by entering into strategic alliances and contract growing agreements. Excluding this charge, Imperial's operating results in fiscal 1997 were slightly higher as compared to fiscal 1996. The effect of Imperial's higher net sales was substantially offset by higher costs, principally due to increased costs associated with containerized plants sold from the Connecticut and Florida operations. As a result, margins on sales declined from 29.9% in 1996 to 29.4% in 1997. Operating expenses at Imperial increased in fiscal 1997 versus fiscal 1996; however, as a percentage of net sales, operating expenses decreased to 25.0% of net sales in fiscal 1997 from 25.5% of net sales in fiscal 1996.

    Griffin Land incurred an operating loss of $0.2 million in fiscal 1997 as compared to an operating loss of $0.3 million in fiscal 1996. Increased results from sales of property, due principally to the effect of the loss on the sale of the joint venture last year, were substantially offset by lower income from joint venture operations and lower property management income.

    Griffin's general corporate expense decreased from $2.6 million in fiscal 1996 to $1.6 million in fiscal 1997. The decrease principally reflects the allocation to Griffin of $0.9 million for its share of a Culbro unusual expense item principally related to the termination of certain incentive programs. The other nonoperating income of $1.9 million in fiscal 1996 reflected accrued dividends and accretion income on the preferred stock of Eli Witt previously held by Griffin. The accrued dividends and accretion income were equal to interest on a subordinated note payable that was satisfied by exchange of the Eli Witt preferred stock in November 1996. Interest on the subordinated note payable was included in interest expense in fiscal 1996.

    Interest expense decreased to $1.0 million in fiscal 1997 from $7.8 million in fiscal 1996. The decrease reflects the assumption on February 27, 1997, of Culbro's general corporate debt by GC Holdings in accordance with the Distribution Agreement. Additionally, the fiscal 1996 fourth quarter reflected the reduction of Culbro's general corporate debt from the proceeds received on the sale of CMS Gilbreth Packaging Systems, Inc., and from the exchange of Eli Witt preferred stock to satisfy a related subordinated note payable.

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

    LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $0.6 million in fiscal 1998 as compared to $1.0 million of net cash used in operating activities in fiscal 1997. The improved cash flow from operating activities principally reflects improved operating results at Imperial, partially offset by an increase in inventories at Imperial. Net cash used in 1998 financing activities reflected debt payments partially offset by proceeds from the exercise of stock options. Net cash provided by financing activities in 1997 principally reflected borrowings under Culbro's general corporate debt prior to such debt being assumed by GC Holdings on February 27, 1997.

    Net cash used in investing activities was $9.8 million in fiscal 1998 as compared to $1.9 million in fiscal 1997. The increased use of cash in investing activities reflects the significant amount of real estate development activity that took place in fiscal 1998, Griffin's first full year as a stand-alone company. Additions to real estate of $6.2 million included the completion of an approximately 98,000 square foot warehouse building, now fully leased, and the start of another approximately 100,000 square foot warehouse building in the New England Tradeport. The balance of the additions to real estate reflect building improvements and tenant improvements related to the new leases entered into in 1998. Investment activities in 1998 also included approximately $3.0 million for Griffin's additional investment in Centaur (see Note 10 of the consolidated financial statements included in Item 8), and approximately $1.2 million of capital expenditures in the landscape nursery business, principally for improvements at Imperial's container plant production facilities. Net cash used in Griffin's investing activities in fiscal 1998 was partially offset by proceeds of $0.5 million from the settlement of a litigation initiated by Griffin Land for reimbursement of certain costs to repair two commercial buildings owned by Griffin Land.

    On May 6, 1998, Imperial entered into a Revolving Credit Agreement with a bank which provides a seasonally adjusted line of credit of up to $10 million to supplement Imperial's cash flow from operations, as required. The Credit Agreement is collateralized principally by Imperial's accounts receivable and inventories, and is guaranteed by Griffin. The Credit Agreement contains financial covenants with respect to Imperial's net worth, fixed charge coverage (as defined), capital expenditures and cash distributions to Griffin. There were no borrowings under the Credit Agreement in fiscal 1998.

    In early 1999, Imperial purchased land adjacent to one of its wholesale distribution centers to enable that location to expand. Total expenditures, including land improvements are estimated to be $1.1 million. Additionally, Imperial is examining locations to locate a new wholesale sales and service center that would open in fiscal 1999. Management also anticipates the continued development of its real estate assets in fiscal 1999, including completion of the approximately 100,000 square foot warehouse in the New England Tradeport that was started in fiscal 1998. Completion of this new facility is expected in the 1999 second quarter and will require expenditures of approximately $2.5 million in fiscal 1999. Additionally, Griffin Land will continue to upgrade its rental properties and intends to begin subdivision activities on some of its land that is naturally useable for residential purposes.

    In 1999, Griffin intends to seek mortgage financing on several of its buildings in the New England Tradeport. Proceeds will be used to repay an existing mortgage on some of those properties with the balance used for further development of Griffin's real estate asssets.

    Management believes that in the near term, based on the current level of operations and anticipated growth, cash flow from operations and borrowings under the landscape nursery credit facility or real estate financing will be sufficient to finance its landscape nursery business and fund development of its real estate assets. Over the intermediate and long term, selective mortgage placements and borrowings under a credit facility may also be required to fund capital projects.

    YEAR 2000

    Griffin is addressing its year 2000 ("Y2K") issues and has identified its critical computer applications that are not Y2K compliant. A substantial portion of the applications not Y2K compliant have been modified, successfully tested and are now Y2K compliant. Modification of the balance of the computer applications originally identified as not Y2K compliant is currently under way, with all applications anticipated to be Y2K compliant no later than March 31, 1999. The modification on the applications that are already Y2K compliant and the work currently in process is being performed by Griffin employees. Costs attributed to such work are expected to be less than $0.1 million in the aggregate.

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

    Griffin believes that its efforts to address the Y2K issue will be successful. However, failure of critical third parties adequately to address their respective Y2K issues could have a material adverse effect on Griffin's business, financial condition and results of operations. Therefore, Griffin's program for Y2K compliance includes the development of contingency plans for continuing operations in the event such problems arise. However, there can be no assurance that such contingency plans will be adequate to handle all problems which may arise.

    The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the completion of the new warehouse, obtaining mortgage financing, opening of an additional sales and service center and becoming Y2K compliant in a timely manner. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                FOR THE FISCAL YEARS ENDED,
                                                                               ------------------------------
                                                                                NOV.
                                                                                 28,     NOV. 29,    NOV. 30,
                                                                                1998       1997        1996
                                                                               -------  ----------   --------
Net sales and other revenue..................................................  $51,231  $   46,288   $ 46,531
Costs and expenses:
Cost of goods sold...........................................................   36,218      35,767     34,210
Selling, general and administrative expenses.................................   14,939      13,757     12,666
Other expense................................................................    --         --            900
                                                                               -------  ----------   --------
Operating profit (loss)......................................................       74      (3,236)    (1,245)
Other nonoperating income....................................................    --         --          1,917
Interest expense.............................................................      185       1,002      7,805
Interest income..............................................................      298         266      --
                                                                               -------  ----------   --------
Income (loss) before income tax provision (benefit)..........................      187      (3,972)    (7,133)
Income tax provision (benefit)...............................................      101      (1,470)    (2,767)
                                                                               -------  ----------   --------

Income (loss) before equity investments......................................       86      (2,502)    (4,366)
                                                                               -------  ----------   --------
Income (loss) from equity investments:
  Investment in Centaur Communications, Ltd..................................    1,088         426        303
  Investment in Linguaphone Group plc........................................   (1,053)        (60)     --
                                                                               -------  ----------   --------
Income from equity investments...............................................       35         366        303
                                                                               -------  ----------   --------
Income (loss) from continuing operations.....................................      121      (2,136)    (4,063)
                                                                               -------  ----------   --------

Discontinued operation:
Loss on sale of discontinued operation, net of tax benefit and reversal of
  deferred taxes of $4,182...................................................    --         --         (1,311)
Income from discontinued operation, net of taxes of $527.....................    --         --            768
                                                                               -------  ----------   --------
Net loss from discontinued operation.........................................    --         --           (543)
                                                                               -------  ----------   --------
Net income (loss)............................................................  $   121  $   (2,136)  $ (4,606)
                                                                               -------  ----------   --------
                                                                               -------  ----------   --------

Basic net income (loss) per common share.....................................  $  0.03  $    (0.45)(a)
                                                                               -------  ----------
                                                                               -------  ----------

Diluted net income (loss) per common share...................................  $  0.01  $    (0.45)(a)
                                                                               -------  ----------
                                                                               -------  ----------

(a) 1997 per share results are pro forma. See Note 8.

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                           CONSOLIDATED BALANCE SHEET

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             NOV. 28,    NOV. 29,
                                                                                               1998        1997
                                                                                            ----------  ----------
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents.................................................................  $    2,059  $   11,519
Accounts receivable, less allowance of $490 and $456......................................       4,654       4,541
Inventories...............................................................................      26,746      25,343
Deferred income taxes.....................................................................       3,220       2,844
Other current assets......................................................................       2,625       2,107
                                                                                            ----------  ----------
TOTAL CURRENT ASSETS......................................................................      39,304      46,354

Real estate held for sale or lease, net...................................................      31,519      26,429
Investment in Centaur Communications, Ltd.................................................      16,153      12,097
Property and equipment, net...............................................................      12,635      12,524
Investment in Linguaphone Group plc.......................................................       1,911       2,964
Other assets, including investments in real estate joint ventures of $3,128 and $3,261....       3,394       3,368
                                                                                            ----------  ----------
TOTAL ASSETS..............................................................................  $  104,916  $  103,736
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities..................................................  $    5,586  $    4,980
Long-term debt due within one year........................................................         322         244
Income tax payable........................................................................          92      --
                                                                                            ----------  ----------
TOTAL CURRENT LIABILITIES.................................................................       6,000       5,224
Long-term debt............................................................................       2,666       2,830
Deferred income taxes.....................................................................       1,097         986
Other noncurrent liabilities..............................................................       3,967       4,173
                                                                                            ----------  ----------
TOTAL LIABILITIES.........................................................................      13,730      13,213
                                                                                            ----------  ----------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)...............................................      --          --
Common stock, par value $0.01 per share,
  authorized 10,000,000 shares, issued and outstanding 4,842,704 shares...................          48          47
Additional paid in capital................................................................      93,491      92,950
Accumulated deficit.......................................................................      (2,353)     (2,474)
                                                                                            ----------  ----------
TOTAL STOCKHOLDERS' EQUITY................................................................      91,186      90,523
                                                                                            ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................................  $  104,916  $  103,736
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                     FOR THE FISCAL YEARS ENDED,
                                                                                  ---------------------------------
                                                                                   NOV. 28,   NOV. 29,    NOV. 30,
                                                                                     1998       1997        1996
                                                                                  ----------  ---------  ----------
OPERATING ACTIVITIES:
Net income (loss)...............................................................  $      121  $  (2,136) $   (4,606)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
Depreciation and amortization...................................................       2,004      1,921       2,405
Loss from discontinued operation, before tax....................................      --         --           4,198
Income from equity investments..................................................         (35)      (366)       (303)
Proceeds from sale of investment in a real estate joint venture.................      --         --           4,042
Deferred income taxes...........................................................         186     (1,085)     (7,739)
Increase in inventory deposits..................................................        (188)      (108)        (71)
Changes in assets and liabilities which increased (decreased) cash:
Accounts receivable.............................................................        (147)      (829)       (232)
Inventories.....................................................................      (1,403)     2,187      (1,599)
Accounts payable and accrued liabilities........................................         606       (579)     (1,474)
Other, net......................................................................        (557)        33       3,746
                                                                                  ----------  ---------  ----------
Net cash provided by (used in) operating activities of continuing operations....         587       (962)     (1,633)
Cash provided by operating activities of discontinued operation.................      --         --           3,547
                                                                                  ----------  ---------  ----------
Net cash provided by (used in) operating activities.............................         587       (962)      1,914
                                                                                  ----------  ---------  ----------

INVESTING ACTIVITIES:
Additions to real estate held for sale or lease.................................      (6,182)      (953)       (592)
Additional investment in Centaur Communications, Ltd............................      (2,968)    --          --
Additions to property and equipment.............................................      (1,164)      (936)     (1,378)
Proceeds from litigation settlement.............................................         500     --          --
Proceeds from sale of discontinued operation....................................      --         --          35,030
Investing activities of discontinued operation..................................      --         --            (947)
                                                                                  ----------  ---------  ----------
Net cash (used in) provided by investing activities.............................      (9,814)    (1,889)     32,113
                                                                                  ----------  ---------  ----------

FINANCING ACTIVITIES:
Payments of debt................................................................        (324)      (271)    (25,099)
Proceeds from exercise of stock options.........................................          91        408      --
Net transactions with Culbro....................................................      --           (560)     (9,244)
Increase in debt (prior to Liability Assumption in 1997)........................      --          7,422      --
                                                                                  ----------  ---------  ----------
Net cash (used in) provided by financing activities.............................        (233)     6,999     (34,343)
                                                                                  ----------  ---------  ----------
Net (decrease) increase in cash and cash equivalents............................      (9,460)     4,148        (316)
Cash and cash equivalents at beginning of year..................................      11,519      7,371       7,687
                                                                                  ----------  ---------  ----------
Cash and cash equivalents at end of year........................................  $    2,059  $  11,519  $    7,371
                                                                                  ----------  ---------  ----------
                                                                                  ----------  ---------  ----------

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") include the accounts of Griffin's real estate division ("Griffin Land"), Imperial Nurseries, Inc. ("Imperial") and CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth"), which was sold in 1996 (see
Note 2) and is reported as a discontinued operation in these statements. Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro Corporation ("Culbro"). On July 3, 1997, as previously approved by Culbro's Board of Directors, Culbro distributed (the "Distribution") the common stock of Griffin to Culbro's shareholders on a one-to-one ratio. Prior to March 18, 1997, Griffin was known as Culbro Land Resources, Inc. The consolidated financial statements have been presented as if Griffin had operated as an independent stand-alone entity for all periods presented (see Note 2). Such financial statements may not necessarily present the financial position, results of operations and cash flows Griffin would have reported had it actually operated as a stand-alone entity prior to the Distribution in 1997. All intercompany transactions have been eliminated.

    Griffin accounts for its investments in Centaur Communication, Ltd. ("Centaur"), Linguaphone Group plc ("Linguaphone") and real estate joint ventures under the equity method. Results of real estate joint ventures are included in operating profit. As a result of a recapitalization of Linguaphone in early 1999, Griffin's common equity ownership was reduced and Griffin will account for its investment in Linguaphone under the cost method of accounting for investments prospectively (see Note 10).

    BUSINESS SEGMENTS

    Griffin is engaged in the landscape nursery and real estate businesses. Imperial, Griffin's subsidiary in the landscape nursery segment, is engaged in growing plants which are sold principally to garden centers, wholesalers and merchandisers, and operating sales and service centers which sell principally to landscapers. Griffin's real estate segment, Griffin Land, builds and manages commercial and industrial properties and develops residential subdivisions on its land in Connecticut and Massachusetts.

    FISCAL YEAR

    Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal years 1998, 1997 and 1996 each contained 52 weeks and ended November 28, 1998, November 29, 1997 and November 30, 1996, respectively.

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

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REAL ESTATE HELD FOR SALE OR LEASE

    Real estate held for sale or lease is carried at cost. Interest is capitalized during the construction period of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes.

    REVENUE AND GAIN RECOGNITION

    In the landscape nursery business, sales and the related cost of sales are recognized upon shipment of products. Sales returns are not material. In the real estate business, gains on real estate sales are recognized in accordance with SFAS No. 66, "Accounting for Sales of Real Estate."

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The amounts included in the financial statements for accounts receivable, accounts payable and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of Griffin's other financial instruments are discussed in Note 6.

    STOCK OPTIONS

    Griffin accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In 1997, Griffin adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation.

    EARNINGS PER SHARE

    In the 1998 first quarter, Griffin adopted SFAS No. 128, "Earnings Per Share". The new standard requires direct presentation of net income per common share and net income per common share assuming dilution on the face of the statement of operations.

    Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro. Accordingly, per share results for 1997 are presented on a pro forma basis.

    RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform with the current year presentation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates.

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

    Under the terms of the Distribution Agreement, on February 27, 1997, GC Holdings assumed all of Culbro's general corporate debt and certain other liabilities, including retirement obligations, which were included in Griffin's historical financial statements through that date (the "Liability Assumption"). The following consolidated condensed unaudited pro forma statement of operations for 1997 gives effect to the Liability Assumption by GC Holdings as if it occurred at the beginning of that fiscal year. The pro forma financial information presented may not necessarily reflect the results of operations had this transaction actually taken place on the assumed date.

        CONSOLIDATED CONDENSED PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                       1997
                                                                                     ---------
Net sales..........................................................................  $  46,288
                                                                                     ---------
Operating loss.....................................................................     (3,236)
Interest expense, net..............................................................          6
                                                                                     ---------
Loss before income tax benefit.....................................................     (3,242)
Income tax benefit.................................................................     (1,200)
                                                                                     ---------
Loss before equity investments.....................................................     (2,042)
Income from equity investments.....................................................        366
                                                                                     ---------
Net loss...........................................................................  $  (1,676)
                                                                                     ---------
                                                                                     ---------
Basic net loss per share...........................................................  $   (0.35)
                                                                                     ---------
                                                                                     ---------
Diluted net loss per share.........................................................  $   (0.35)
                                                                                     ---------
                                                                                     ---------

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. CERTAIN TRANSACTIONS (CONTINUED)
    On November 8, 1996, the sale of Griffin's labeling and packaging systems business, CMS Gilbreth, was completed. Net proceeds, after sale expenses, were $35.0 million, and Griffin recorded a pretax loss of $5.5 million on the sale, net of operating profit of $1.6 million earned during the phase-out period. The sale proceeds were used to repay debt. CMS Gilbreth is reported as a discontinued operation in the accompanying financial statements. Net sales of CMS Gilbreth were $43.6 million in 1996 through the date of sale.

3. INDUSTRY SEGMENT INFORMATION

    Griffin has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments (see Note 1). Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
NET SALES AND OTHER REVENUE
Landscape nursery............................................................  $   48,180  $   42,618  $   37,045
Real estate..................................................................       3,051       3,670       9,486
                                                                               ----------  ----------  ----------
                                                                               $   51,231  $   46,288  $   46,531
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
OPERATING PROFIT (LOSS)
Landscape nursery (a)........................................................  $    2,277  $   (1,433) $    1,650
Real estate..................................................................        (320)       (202)       (300)
                                                                               ----------  ----------  ----------
Industry segment totals......................................................       1,957      (1,635)      1,350
General corporate expense, net (b)...........................................       1,883       1,601       2,595
Other nonoperating income, net...............................................          --          --       1,917
Interest income (expense), net...............................................         113        (736)     (7,805)
                                                                               ----------  ----------  ----------
Income (loss) before income tax provision (benefit)..........................  $      187  $   (3,972) $   (7,133)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
IDENTIFIABLE ASSETS
Landscape nursery............................................................  $   46,881  $   46,558  $   44,113
Real estate..................................................................      35,480      31,320      31,499
                                                                               ----------  ----------  ----------
Industry segment totals......................................................      82,361      77,878      75,612
General corporate............................................................      22,555      25,858      26,163
                                                                               ----------  ----------  ----------
                                                                               $  104,916  $  103,736  $  101,775
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

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

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. INDUSTRY SEGMENT INFORMATION (CONTINUED)
(b) General corporate expense in 1996 includes an allocation to Griffin by Culbro of $0.9 million for the termination of an incentive compensation plan, severance and other expenses in contemplation of the Distribution (see
    Note 2).

                                                                                                    DEPRECIATION AND AMORTIZATION
                                                                       CAPITAL EXPENDITURES
                                                                  -------------------------------  -------------------------------
                                                                    1998       1997       1996       1998       1997       1996
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
Landscape nursery...............................................  $   1,144  $     861  $   1,258  $   1,212  $   1,145  $   1,116
Real estate.....................................................      6,188        957        712        775        772        889
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
Industry segment totals.........................................      7,332      1,818      1,970      1,987      1,917      2,005
General Corporate...............................................         14         71         --         17          4        400
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                  $   7,346  $   1,889  $   1,970  $   2,004  $   1,921  $   2,405
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------  ---------

    See Note 10 for information on Griffin's equity investments in Centaur and Linguaphone.

4. RELATED PARTY TRANSACTIONS

    Prior to the Distribution in 1997, Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), a wholly owned subsidiary of GC Holdings, as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. The rent payable by General Cigar under the Agricultural Lease is approximately equal to the aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased.

    Also in 1997, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional annual periods thereafter. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease is at market rates.

5. INCOME TAXES

    For all periods prior to the Distribution, Griffin's results of operations were included in Culbro's consolidated U.S. federal income tax returns and all tax liabilities were paid by Culbro. Subsequent to the Distribution, Griffin has filed separate tax returns from its former parent company. Griffin's income tax provisions and deferred tax assets and liabilities in the accompanying financial statements have been calculated in accordance with SFAS No. 109 "Accounting for Income Taxes" as if Griffin had filed

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. INCOME TAXES (CONTINUED)
separate tax returns for the periods prior to the Distribution. The income tax provision (benefit) for 1998, 1997 and 1996 are summarized as follows:

                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
Continuing operations:
  Current federal...................................................................  $    (246) $    (680) $   1,788
  Current state and local...........................................................        170       (208)       138
  Deferred, principally federal.....................................................        177       (582)    (4,693)
                                                                                      ---------  ---------  ---------
Income tax provision (benefit) from continuing operations...........................  $     101  $  (1,470) $  (2,767)
                                                                                      ---------  ---------  ---------
Discontinued operation:
  Current federal...................................................................         --         --       (553)
  Current state and local...........................................................         --         --       (277)
  Deferred, principally federal.....................................................         --         --     (2,825)
                                                                                      ---------  ---------  ---------
Income tax benefit from discontinued operation......................................         --         --     (3,655)
                                                                                      ---------  ---------  ---------
Total income tax provision (benefit)................................................  $     101  $  (1,470) $  (6,422)
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    The reasons for the difference between the United States statutory income tax rate and the effective rates for continuing operations are shown in the following table:

                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
Tax provision (benefit) at statutory rates..........................................  $      64  $  (1,350) $  (2,497)
State and local taxes...............................................................        111       (137)        90
Other...............................................................................        (74)        17       (360)
                                                                                      ---------  ---------  ---------
                                                                                      $     101  $  (1,470) $  (2,767)
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    The significant components of Griffin's deferred tax asset and liability are as follows:

                                                                                      1998       1997
                                                                                    ---------  ---------
Inventory.........................................................................  $   2,532  $   2,391
Accrued expenses..................................................................        688        453
                                                                                    ---------  ---------
Deferred tax asset................................................................  $   3,220  $   2,844
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                                                                                      1998       1997
                                                                                    ---------  ---------
Depreciation......................................................................  $   2,256  $   2,250
NOL carryover.....................................................................     (1,568)    (1,414)
Other.............................................................................        409        150
                                                                                    ---------  ---------
Deferred tax liability............................................................  $   1,097  $     986
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. INCOME TAXES (CONTINUED)
    As of November 28, 1998, Griffin has available for income tax purposes approximately $3.8 million in federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards begin to expire in fiscal year 2012.

    In connection with the Distribution, Culbro and Griffin entered into a Tax Sharing Agreement which provided, among other things, for the allocation between Culbro and Griffin of federal, state, local and foreign tax liabilities for all periods through the Distribution. With respect to the consolidated tax returns filed by Culbro, the Tax Sharing Agreement provides that Griffin will be liable for any amounts that it would have been required to pay with respect to any deficiencies assessed, generally as if it had filed separate tax returns.

6. LONG-TERM DEBT

    Long-term debt includes:

                                                                                                 NOV. 28,   NOV. 29,
                                                                                                   1998       1997
                                                                                                 ---------  ---------
Mortgages......................................................................................  $   2,495  $   2,573
Capital leases.................................................................................        493        501
Credit Agreement...............................................................................         --         --
                                                                                                 ---------  ---------
Total..........................................................................................      2,988      3,074
Less: due within one year......................................................................        322        244
                                                                                                 ---------  ---------
Total long-term debt...........................................................................  $   2,666  $   2,830
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    As of November 28, 1998, the annual principal payment requirements under the terms of the mortgages are $0.1 million for each of the years 1999 through 2003. The mortgages are on two office buildings and three industrial buildings which had a combined net book value of $3.6 million at November 28, 1998. The interest rates on these mortgages range from 9.0% to 10.2%.

    On May 6, 1998, Imperial entered into a Revolving Credit Agreement (the "Credit Agreement") with a bank which provides a seasonally adjusted line of credit up to $10 million to supplement Imperial's cash flow from operations, as required. Borrowings under the Credit Agreement may be, at Imperial's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at the bank's prime rate. Borrowings of one month and longer bear interest at the London Interbank Offered Rate plus a margin of 1.75%. The Credit Agreement terminates in June, 1999, and there are no compensating balance requirements. Imperial pays a commitment fee of 1/4 of 1% per annum on unused borrowing capacity. The Credit Agreement is collateralized principally by Imperial's accounts receivable and inventories, and is guaranteed by Griffin. The Credit Agreement contains financial covenants with respect to Imperial's net worth, fixed charge coverage (as defined), capital expenditures and cash distributions to Griffin. There were no borrowings under the Credit Agreement during 1998.

    Management believes that the amounts reflected on the balance sheet for its mortgages reflect their current market values based on market interest rates for comparable risks, maturities and collateral.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. RETIREMENT BENEFITS

    SAVINGS PLAN

    In connection with the Distribution, Griffin established the Griffin Land & Nurseries, Inc. 401(k) Savings Plan ("Griffin Savings Plan") for its employees. Prior to the Distribution, Griffin's employees participated in the Culbro Corporation 401(k) Savings Plan ("Culbro Savings Plan"). Subsequent to the Distribution, amounts related to Griffin employees in the Culbro Savings Plan were transferred to the Griffin Savings Plan. The Griffin Savings Plan is a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan and, prior to the Distribution, to the Culbro Savings Plan were $0.2 million in fiscal 1998 and $0.1 million per year in fiscal 1997 and fiscal 1996. The matching percentage by Griffin of each employee's contribution is greater under the Griffin Savings Plan as compared to the Culbro Savings Plan.

    OTHER POSTRETIREMENT BENEFITS

    Through the Distribution, Griffin's employees participated in Culbro's postretirement benefits program which provides principally health and life insurance benefits to certain of its retired employees. The annual cost of such benefits attributable to Griffin's employees under the plan's benefit formula was approximately $0.1 million per year in fiscal 1998, fiscal 1997 and fiscal 1996. In accordance with the Distribution Agreement, the liabilities for Griffin employees who had retired prior to the Distribution and the liabilities for employees related to businesses no longer a part of Griffin were assumed by GC Holdings. The liability for postretirement benefits for certain of Griffin's active employees at the time of the Distribution remains with Griffin and is included in other noncurrent liabilities on the consolidated balance sheet.

    The components for Griffin's postretirement benefits expense is as follows:

                                                                                                      1998       1997
                                                                                                    ---------  ---------
Service cost--benefits earned during the year.....................................................  $      18  $      26
Interest on accumulated post retirement benefit obligation........................................         22         16
                                                                                                    ---------  ---------
Total expense.....................................................................................  $      40  $      42
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

    Griffin's liability for postretirement benefits, as determined by the Plan's actuaries, is shown below. None of these liabilities have been funded at November 28, 1998 and November 29, 1997.

                                                                                                      1998       1997
                                                                                                    ---------  ---------
Retirees..........................................................................................  $      --  $      --
Fully eligible active participants................................................................         98         78
Other active participants.........................................................................        272        201
Unrecognized net gain from experience differences and assumption changes..........................        (58)        (7)
                                                                                                    ---------  ---------
Liability for other postretirement benefits.......................................................  $     312  $     272
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

    Discount rates of 7.15% and 7.50% were used to compute the accumulated postretirement benefit obligations at November 28, 1998 and November 29, 1997, respectively. Because Griffin's obligation for

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. RETIREMENT BENEFITS (CONTINUED)
retiree medical benefits is fixed, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost.

    PENSION PLAN

    Through the Distribution, Griffin's employees participated in Culbro's noncontributory defined benefit pension plan. Pension expense of $0.1 million per year for fiscal 1997 through the Distribution and fiscal 1996 is included in the consolidated statement of operations, and reflects Griffin's direct share of Culbro's consolidated pension expense based on the benefit costs attributable to Griffin's employees, as determined by the plan's actuaries.

    In accordance with the Distribution Agreement, the pension plan was assumed by GC Holdings. Effective at the time of the Distribution, Griffin terminated its participation in the plan, and Griffin's employees' years of service and benefits accrued at that time were frozen at the date of termination. Accordingly, Griffin has not incurred pension expense subsequent to the Distribution. All vested pension obligations as of the date of the Distribution Agreement for Griffin's current and former employees were assumed by GC Holdings.

8. STOCKHOLDERS' EQUITY

    Activity in Griffin's stockholders' equity accounts subsequent to the Distribution was as follows:

                                                                                          ADDITIONAL
                                                                             COMMON          PAID       ACCUMULATED
                                                                              STOCK       IN CAPITAL      DEFICIT
                                                                           -----------  --------------  ------------
Reclassification of Culbro Investment account on July 3, 1997............   $      46     $   91,722     $       --
Exercise of stock options, including $821 income tax benefit.............           1          1,228             --
Net loss subsequent to Distribution......................................          --             --         (2,474)
                                                                                -----        -------    ------------
Balance at November 29, 1997.............................................   $      47     $   92,950     $   (2,474)
Exercise of stock options, including $451 income tax benefit.............           1            541             --
Net income...............................................................          --             --            121
                                                                                -----        -------    ------------
Balance at November 28, 1998.............................................   $      48     $   93,491     $   (2,353)
                                                                                -----        -------    ------------
                                                                                -----        -------    ------------

    PER SHARE RESULTS

    Per share results for 1997 are pro forma because Griffin was a wholly-owned subsidiary of Culbro during a portion of that year, and have been restated to present basic and diluted per share results consistent with Griffin's required adoption of Statement of Financial Accounting Standard No. 128, "Earnings per Share" at the beginning of fiscal 1998. Basic and diluted per share results were based on the following information:

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                            1998        1997
                                                                                         ----------  -----------
Net income (loss) as reported for computation of basic per share results...............  $      121   $  (2,136)
Adjustment to net income (loss) for assumed exercise of options of equity investee
  (Centaur)............................................................................         (91)        (12)
                                                                                         ----------  -----------
Adjusted net income (loss) for computation of diluted per share results................  $       30   $  (2,148)
                                                                                         ----------  -----------
                                                                                         ----------  -----------

                                                                                                        1997
                                                                                            1998     (PRO FORMA)
                                                                                         ----------  -----------
Weighted average shares outstanding for computation of basic per share results.........   4,776,000   4,730,000
Incremental shares from assumed exercise of Griffin stock options......................     164,000          --
                                                                                         ----------  -----------
Adjusted weighted average shares for computation of diluted per share results..........   4,940,000   4,730,000
                                                                                         ----------  -----------
                                                                                         ----------  -----------

    GRIFFIN STOCK OPTION PLAN

    In 1997, Griffin established the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"), which made available a total of 700,000 options to purchase shares of Griffin common stock. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options. Incentive stock options issued under the Griffin Stock Option Plan will satisfy certain Internal Revenue Code requirements applicable thereto. Of such 700,000 options, 250,000 were made available for issuance with respect to new options that may be granted to certain officers, employees, consultants and directors of Griffin following the Distribution. The remaining options were made available for the conversion of the Culbro options to Griffin options at the time of the Distribution. Upon completion of the Distribution, Culbro converted all employee stock options then outstanding under Culbro's stock option plans into options to purchase shares of common stock of Griffin, par value $0.01 per share, and options to purchase shares of common stock of Culbro. The number of outstanding options and exercise prices were adjusted to preserve the value of the Culbro options. At the time of the Distribution, there were 438,202 Culbro stock options outstanding under various Culbro stock option plans and an employment agreement with an officer of Culbro. A portion of the options outstanding under the Culbro plans were able to be exercised as incentive stock options, which under current tax laws will not provide any tax deductions to Griffin. All Culbro options held by Culbro employees who did not become employees of Griffin were vested as of the Distribution date. None of the options outstanding at November 28, 1998 may be exercised as stock appreciation rights.

    The Griffin Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Griffin. A summary of the activity under the Griffin Stock Option Plan is as follows:

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                                      WEIGHTED AVG
                                                                                          NUMBER OF     EXERCISE
                                                                                           SHARES         PRICE
                                                                                         -----------  -------------
Culbro options converted to Griffin options at time of Distribution....................     438,202         $3.01
Options granted by Griffin.............................................................     229,000         14.68
Exercised in 1997......................................................................    (184,481)         2.21
                                                                                         -----------  -------------
Outstanding at November 29, 1997.......................................................     482,721          8.86
Exercised in 1998......................................................................     (99,114)         0.92
Cancelled in 1998......................................................................     (20,000)        14.68
                                                                                         -----------  -------------
Outstanding at November 28, 1998.......................................................     363,607        $10.66
                                                                                         -----------  -------------
                                                                                         -----------  -------------
Number of option holders at November 28, 1998..........................................          16
                                                                                         -----------
                                                                                         -----------

                                                                                 WEIGHTED AVG.
                                                                 OUTSTANDING AT    EXERCISE
RANGE OF EXERCISE PRICES                                         NOV. 28, 1998       PRICE
---------------------------------------------------------------  --------------  -------------
Under $3.00....................................................        54,435      $    1.01
$3.00-$9.00....................................................       100,172      $    7.52
Over $13.00....................................................       209,000      $   14.68
                                                                      -------
                                                                      363,607
                                                                      -------
                                                                      -------

    Options granted by Griffin in 1997 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. At November 28, 1998, 153,401 options outstanding under the Griffin Stock Option Plan were vested with a weighted average price of $5.32 per share.

    In January 1999, Griffin's Board of Directors approved an amendment which made available an additional 300,000 shares for grant under the Griffin Stock Option Plan. The Board approved a total of 248,100 options to be granted at the market price at time of grant. Such amendment is subject to approval by Griffin's stockholders.

    STOCK-BASED COMPENSATION

    Griffin accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of SFAS No. 123 which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation. Griffin's results would have been the following pro forma amounts under the method prescribed by SFAS No. 123.

                                                                                                  1998       1997
                                                                                                ---------  ---------
Net income (loss) as reported.................................................................  $     121  $  (2,136)
Net loss, pro forma (unaudited)...............................................................  $     (59) $  (2,228)
Basic net income (loss) per common share, as reported.........................................  $    0.03  $   (0.45)
Basic net loss per common share, pro forma (unaudited)........................................  $   (0.01) $   (0.47)
Diluted net income (loss) per common share, as reported.......................................  $    0.01  $   (0.45)
Diluted net loss per common share, pro forma (unaudited)......................................  $   (0.03) $   (0.47)

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. STOCKHOLDERS' EQUITY (CONTINUED)

    The weighted average fair value of each option granted during 1997 was $6.10, estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; expected volatility of approximately 35%; risk free interest rate of 6.15%; expected option term of 5 years and no dividend yield for all options issued. Because the options were granted in 1997 immediately after the Distribution of Griffin common stock by Culbro, the expected option term was developed using Culbro's historical grant and exercise information.

9. LEASES

    CAPITAL LEASES

    Future minimum lease payments under capital leases for transportation equipment and the present value of such payments as of November 28, 1998 were:

1999.................................................................  $     260
2000.................................................................        162
2001.................................................................         87
2002.................................................................         37
                                                                       ---------
Total minimum lease payments.........................................        546
Less: amounts representing interest..................................         53
                                                                       ---------
Present value of minimum lease payments (a)..........................  $     493
                                                                       ---------
                                                                       ---------

(a) Includes current portion of $0.2 million at November 28, 1998.

    At November 28, 1998 and November 29, 1997, machinery and equipment included capital leases amounting to $0.5 million, which is net of accumulated amortization of $1.6 million at both November 28, 1998 and November 29, 1997. Amortization expense relating to capital leases was $0.2 million per year in fiscal 1998, fiscal 1997 and fiscal 1996.

    OPERATING LEASES

    Future minimum rental payments for the next five years under noncancelable leases as of November 28, 1998 were:

1999................................................................  $     493
2000................................................................        368
2001................................................................        257
2002................................................................        187
2003................................................................         87
                                                                      ---------
Total minimum lease payments........................................  $   1,392
                                                                      ---------
                                                                      ---------

    Total rental expense for all operating leases was $0.5 million, $0.4 million and $0.3 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. LEASES (CONTINUED)
    As lessor, Griffin Land's real estate activities include the leasing of office and industrial space in Connecticut. Future minimum rentals to be received under noncancelable leases as of November 28, 1998 were:

1999...............................................................  $   2,553
2000...............................................................      2,354
2001...............................................................      2,299
2002...............................................................      1,535
2003...............................................................      1,058
Later years........................................................      1,981
                                                                     ---------
Total minimum rental revenue.......................................  $  11,780
                                                                     ---------
                                                                     ---------

    Total rental revenue from all leases was $2.3 million, $1.9 million and $2.5 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

10. EQUITY INVESTMENTS

    INVESTMENT IN CENTAUR

    In accordance with the Asset Transfers (see Note 2), Culbro transferred to Griffin its ownership of approximately 25% of the outstanding common stock of Centaur, which is primarily engaged in the publishing business in the United Kingdom.

    On August 4, 1998, Griffin purchased 500,000 shares of Centaur common stock from another stockholder of Centaur for approximately $2.9 million. Griffin's purchase was in connection with transactions whereby the stockholder who sold the Centaur common stock to Griffin also sold its remaining Centaur common stock to a third party, and Centaur purchased approximately 4.8 million shares of its common stock from certain of its other stockholders at the same per share price paid by Griffin. As a result of these transactions, Griffin now holds approximately 5.4 million shares of the 15.2 million shares of Centaur common stock outstanding after these transactions.

    Substantially all of the book value of Griffin's investment in Centaur represents the excess of the cost of Griffin's investment over the book value of its equity in Centaur (representing the value of publishing rights and goodwill) and is being amortized on a straight-line basis over 30 to 40 years, which commenced in 1985.

    Centaur reports on a June 30 fiscal year. The unaudited summarized financial data presented below was derived from Centaur's audited consolidated financial statements, adjusted to report on a fiscal year consistent with Griffin. Centaur's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity income reflects certain adjustments to reflect Centaur's results in accordance with generally accepted accounting principles in the United States. Such adjustments included an expense in fiscal 1997 for stock option compensation of which Griffin's allocable share was $0.6 million. Centaur's consolidated

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. EQUITY INVESTMENTS (CONTINUED)
results of operations presented below include the results of Linguaphone prior to the distribution, in September 1997, of Linguaphone's common stock to Centaur's stockholders (see below).

                                                                                        TWELVE MONTHS ENDED,
                                                                                   -------------------------------
                                                                                   NOV. 28,   NOV. 29,   NOV. 30,
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Net sales........................................................................  $  73,324  $  85,713  $  69,450
Costs and expenses...............................................................     64,390     79,948     65,932
                                                                                   ---------  ---------  ---------
Income before taxes..............................................................      8,934      5,765      3,518
Income taxes.....................................................................      3,634      3,217      1,544
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $   5,300  $   2,548  $   1,974
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                                                                              NOV. 28,   NOV. 29,
                                                                                                1998       1997
                                                                                              ---------  ---------
Current assets...................................................................             $  20,637  $  27,345
Intangible assets................................................................                 8,752      7,510
Other noncurrent assets..........................................................                 8,074      7,015
                                                                                              ---------  ---------
Total assets.....................................................................             $  37,463  $  41,870
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Current liabilities..............................................................             $  21,897  $  18,844
Debt.............................................................................                19,800         --
Noncurrent liabilities...........................................................                 3,493      6,549
                                                                                              ---------  ---------
Total liabilities................................................................                45,190     25,393
Shareholders' equity (deficit)...................................................                (7,727)    16,477
                                                                                              ---------  ---------
Total liabilities and shareholders' equity (deficit).............................             $  37,463  $  41,870
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    INVESTMENT IN LINGUAPHONE

    Prior to September 1997, Linguaphone was a wholly-owned subsidiary of Centaur. In September 1997, the common stock of Linguaphone was distributed to the Centaur stockholders. At the time the Linguaphone common stock was distributed to Centaur's stockholders, Griffin held approximately 25% of the outstanding common stock of Centaur. Accordingly, Griffin held approximately 25% of the Linguaphone common stock outstanding after its distribution by Centaur.

    Linguaphone reports on a June 30 fiscal year. The unaudited summarized financial data presented below was derived from Linguaphone's audited financial statements adjusted to report on a fiscal year consistent with Griffin. Linguaphone's financial statements are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity loss reflects certain adjustments

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. EQUITY INVESTMENTS (CONTINUED)
to reflect Linguaphone's results in accordance with generally accepted accounting principles in the United States.

                                                                                              TWELVE MONTHS ENDED
                                                                                              --------------------
                                                                                              NOV. 28,   NOV. 29,
                                                                                                1998       1997
                                                                                              ---------  ---------
Net sales...................................................................................  $  23,935  $  25,781
Costs and expenses..........................................................................     28,035     25,145
                                                                                              ---------  ---------
Loss before tax benefits....................................................................     (4,100)       636
Income taxes................................................................................        180        586
                                                                                              ---------  ---------
Net loss....................................................................................  $  (4,280) $      50
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                                                                              NOV. 28,   NOV. 29,
                                                                                                1998       1997
                                                                                              ---------  ---------
Current assets..............................................................................  $  14,050  $  18,460
Intangible assets...........................................................................      3,090      3,001
Noncurrent assets...........................................................................        995      1,393
                                                                                              ---------  ---------
Total assets................................................................................  $  18,135  $  22,854
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Current liabilities.........................................................................  $  10,342  $  10,449
Noncurrent liabilities......................................................................         25        228
                                                                                              ---------  ---------
Total liabilities...........................................................................     10,367     10,677
Shareholders' equity........................................................................      7,768     12,177
                                                                                              ---------  ---------
Total liabilities and shareholders' equity..................................................  $  18,135  $  22,854
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Subsequent to the end of fiscal 1998, Linguaphone completed a share offering in which Griffin participated to a limited extent. As a result of the issuance of additional shares of Linguaphone common stock, Griffin's common equity ownership was reduced to approximately 14% of Linguaphone's outstanding common stock after the offering. As a result, Griffin will account for its investment in Linguaphone under the cost method of accounting for investments subsequent to this reduction in its common equity ownership interest in Linguaphone.

    REAL ESTATE JOINT VENTURES

    Included in other assets at November 28, 1998 and November 29, 1997, is $3.1 million and $3.3 million, respectively, for Griffin's 30% interest in a real estate joint venture that owns commercial properties in Connecticut. Results of this investment are included in operating profit. In 1996, all of the assets of another real estate joint venture were sold. Griffin received net proceeds of approximately $4.0 million from the sale and recorded a pretax loss on the sale of approximately $0.4 million in 1996.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

    OTHER NONOPERATING INCOME, NET

    Included in other nonoperating income, net, in fiscal 1996, was the accrual of dividend and accretion income on the preferred stock of Eli Witt that was held by Griffin, which was equal to the interest expense on the subordinated note, that was satisfied by the exchange of the preferred stock in 1996.

    INVENTORIES

                                                                    NOV. 28,   NOV. 29,
Inventories consist of:                                               1998       1997
                                                                    ---------  ---------
    Nursery stock.................................................  $  24,329  $  23,224
    Finished goods................................................      1,420      1,255
    Materials and supplies........................................        997        864
                                                                    ---------  ---------
                                                                    $  26,746  $  25,343
                                                                    ---------  ---------
                                                                    ---------  ---------

    PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                      ESTIMATED USEFUL   NOV. 28,    NOV. 29,
                                                           LIVES           1998        1997
                                                      ----------------  ----------  ----------
Land and improvements...............................                    $    6,336  $    6,205
Buildings...........................................    10 to 40 years       3,871       3,824
Machinery and equipment.............................     3 to 20 years      13,297      12,714
                                                                        ----------  ----------
                                                                            23,504      22,743
Accumulated depreciation............................                       (10,869)    (10,219)
                                                                        ----------  ----------
                                                                        $   12,635  $   12,524
                                                                        ----------  ----------
                                                                        ----------  ----------

    Total depreciation expense related to property and equipment was $1.2 million per year in fiscal 1998, fiscal 1997 and fiscal 1996.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (CONTINUED)
    REAL ESTATE HELD FOR SALE OR LEASE

    Real estate held for sale or lease consists of:

                                                      ESTIMATED USEFUL   NOV. 28,    NOV. 29,
                                                           LIVES           1998        1997
                                                      ----------------  ----------  ----------
Land................................................                    $    4,808  $    4,808
Land improvements...................................                        14,480      10,967
Buildings...........................................          40 years      19,687      17,438
                                                                        ----------  ----------
                                                                            38,975      33,213
Accumulated depreciation............................                        (7,456)     (6,784)
                                                                        ----------  ----------
                                                                        $   31,519  $   26,429
                                                                        ----------  ----------
                                                                        ----------  ----------

    In fiscal 1998, Griffin capitalized interest of approximately $0.1 million. There was no interest capitalized in fiscal 1997 and fiscal 1996. Total depreciation expense related to real estate held for sale or lease was $0.7 million per year in fiscal 1998 and fiscal 1997 and $0.8 million per year in fiscal 1996.

    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses include trade payables of $3.7 million and $3.0 million at November 28, 1998 and November 29, 1997, respectively; accrued salaries, wages and other compensation of $0.8 million and $0.6 million at November 28, 1998 and November 29, 1997, respectively; and other accrued liabilities of $1.1 million and $1.3 million at November 28, 1998 and November 29, 1997, respectively.

    SUPPLEMENTAL CASH FLOW INFORMATION

    Griffin incurred capital lease obligations of $0.2 million per year in fiscal 1998, fiscal 1997 and fiscal 1996.

    Prior to the Distribution in 1997, interest and tax payments were made by Culbro on behalf of Griffin. Griffin was included in Culbro's consolidated federal income tax returns through the Distribution (see Note 5). Accordingly, tax and interest payments made by Culbro through the Distribution are reflected in Net Transactions with Culbro on the consolidated statement of cash flows. Tax payments were approximately $0.1 million in fiscal 1998. Interest payments, net of capitalized interest in 1998, were $0.2 million, $1.0 million and $5.9 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively, including payments of $0.7 million and $5.4 million in fiscal 1997 and fiscal 1996, respectively, under Culbro's general corporate debt facilities that were either repaid by Griffin or transferred to GC Holdings pursuant to the Distribution Agreement.

    In 1996, Griffin Land exchanged a commercial property in satisfaction of the outstanding nonrecourse mortgage on that property. Also in 1996, Griffin exchanged preferred stock of Eli Witt that it held in satisfaction of a subordinated note payable and all accrued interest thereon. There was no cash paid or received in either of these transactions.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Summarized quarterly financial data are presented below:

1997 QUARTERS                                                    1ST        2ND        3RD        4TH       TOTAL
------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Net sales and other revenue.................................  $   2,725  $  20,905  $  10,878  $  11,780  $  46,288
Gross profit................................................        782      6,336        313      3,090     10,521
Net income (loss)...........................................     (2,013)     1,989     (1,651)      (461)    (2,136)
Pro forma basic net income (loss) per share.................      (0.43)      0.42      (0.35)     (0.10)     (0.45)
Pro forma diluted net income (loss) per share...............      (0.43)      0.41      (0.35)     (0.10)     (0.45)

1998 QUARTERS                                                    1ST        2ND        3RD        4TH       TOTAL
------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Net sales and other revenue.................................  $   3,514  $  23,707  $  11,019  $  12,991  $  51,231
Gross profit................................................      1,019      6,907      3,595      3,492     15,013
Net income (loss)...........................................     (1,430)     2,438       (726)      (161)       121
Basic net income (loss) per share...........................      (0.30)      0.51      (0.15)     (0.03)      0.03
Diluted net income (loss) per share.........................      (0.30)      0.48      (0.15)     (0.04)      0.01

13. COMMITMENTS AND CONTINGENCIES

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

    Imperial has entered into contract growing agreements with suppliers of field grown plants. In accordance with these agreements, Imperial has agreed to purchase inventory as it becomes available with an aggregate purchase price of approximately $2.9 million over the next four years.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of

Griffin Land & Nurseries, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries at November 28, 1998 and November 29, 1997, and the results of their operations and their cash flows for the fiscal years ended November 28, 1998, November 29, 1997 and November 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Griffin Land & Nurseries, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the fiscal 1998 and fiscal 1997 financial statements of Centaur Communications, Ltd., an investment which is carried at equity in the consolidated financial statements (see Note 10) and represents approximately 15.4% and 11.7%, respectively, of consolidated assets. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Centaur Communications, Ltd. included in the consolidated financial statements for the years ended November 28, 1998 and November 29, 1997, is based on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 8, 1999

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-30639) of Griffin Land & Nurseries, Inc. of our report dated February 8, 1999 which appears above in this Form 10-K of Griffin Land & Nurseries, Inc. for the fiscal year ended November 28, 1998. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears in Exhibit 23.2 of this Form 10-K of Griffin Land & Nurseries, Inc. for the fiscal year ended November 28, 1998.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 8, 1999

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

    The following table sets forth the information called for in this Item 10:

NAME                                     AGE                                     POSITION
-----------------------------------      ---      ----------------------------------------------------------------------
Edgar M. Cullman                             81   Chairman of the Board and Director
Frederick M. Danziger                        59   President, Chief Executive Officer and Director
Anthony J. Galici                            41   Vice President, Chief Financial Officer and Secretary
John L. Ernst                                58   Director
Winston J. Churchill, Jr.                    59   Director
David F. Stein                               58   Director
Martha Collier                               42   Senior Vice President of Marketing and Leasing
Gregory M. Schaan                            41   Senior Vice President of Sales and Marketing of Imperial Nurseries,
                                                  Inc.

    EDGAR M. CULLMAN has been the Chairman of the Board of Griffin since April 1997. He has been Chairman of the Board of General Cigar Holdings, Inc. since December 1996. From 1962 to 1996 he served as Chief Executive Officer of Culbro. Mr. Cullman served as a Director of Culbro from 1961 until 1997 and has been Chairman of Culbro since 1975. He also is a Director of Centaur Communications Ltd, Bloomingdale Properties, Inc. and was a director of the Eli Witt Company. Eli Witt filed for relief from its creditors under Chapter 11 of the Federal Bankruptcy Code in November 1996. Edgar M. Cullman is the uncle of John L. Ernst and the father-in-law of Frederick M. Danziger.

    FREDERICK M. DANZIGER has been a Director and the President and Chief Executive Officer of Griffin since April 1997, and was a director of Culbro from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980's. Mr. Danziger was Of Counsel to the law firm of Latham & Watkins from 1995 until 1997. From 1974 until 1995, Mr. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Danziger also is a director of Monro Muffler/Brake, Inc., Bloomingdale Properties, Inc., The Technology Group Inc., Centaur Communications Ltd. and Linguaphone Group plc, and is a general partner of Ryan Instruments, L.P.

    ANTHONY J. GALICI has been the Vice President, Chief Financial Officer and Secretary of Griffin since April 1997. Mr. Galici was Vice President-Assistant Controller of Culbro from 1995 until 1997. Prior to 1995, he was Assistant Controller of Culbro.

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

    WINSTON J. CHURCHILL, JR. has been a Director of Griffin since April 1997. Mr. Churchill is also Chairman of the Board of Central Sprinkler Corporation and a member of the board of The Technology Group Inc. He is a managing general partner of SCP Private Equity Partners, L.P., a private equity fund sponsored by Safeguard Scientifics Inc., and is chairman of Churchill Investment Partners, Inc. and CIP Capital, Inc.

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

    GREGORY M. SCHAAN has been the Senior Vice President of Sales and Marketing of Imperial Nurseries, Inc. since December 1997. From 1992 until 1997 he was Vice President of Sales and Marketing of Imperial Nurseries, Inc.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the annual and long-term compensation for Mr. Danziger, Griffin's Chief Executive Officer and Mr. Galici, Griffin's Vice President, Chief Financial Officer and Secretary (the "Named Executive Officers"), as well as the total compensation paid by Griffin during 1998 and 1997 to the Named Executive Officers. Mr. Danziger and Mr. Galici were not employed by Griffin prior to 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG TERM
                                                                                                       COMPENSATION
                                                                                                          AWARDS
                                                                                                       -------------
                                                        ANNUAL COMPENSATION                             SECURITIES
              NAME AND PRINCIPAL                 ----------------------------------    OTHER ANNUAL     UNDERLYING
                   POSITION                        YEAR       SALARY       BONUS     COMPENSATION(1)      OPTIONS
-----------------------------------------------  ---------  ----------  -----------  ----------------  -------------
Frederick M. Danziger..........................       1998  $  300,000   $  --          $    5,112          --
  President and Chief Executive Officer               1997     126,213      --                 692        150,000
Anthony J. Galici..............................
  Vice President, Chief Financial Officer and         1998     162,558      --              60,511(2)       --
  Secretary                                           1997      71,256      --               1,688          15,000

(1) Amounts shown under Other Annual Compensation include matching contributions made by Griffin under its Savings Plan and other miscellaneous cash benefits, but do not include funding for or receipt of retirement plan benefits. No Executive Officer who would otherwise have been includable in such table resigned or terminated employment during 1998.

(2) Includes $56,097 for reimbursement of relocation costs.

    There were no stock options granted to the Named Executive Officers during fiscal 1998 nor were there any options exercised by the Named Executive Officers in 1998. The following table presents the value of unexercised options held by the Named Executive Officers at November 28, 1998.

                                                                      NUMBER OF SECURITIES
                                                                   UNDERLYING OPTIONS HELD AT       VALUE OF UNEXERCISED
                                                                                                  IN-THE-MONEY OPTIONS AT
                                                                      FISCAL YEAR END (#)           FISCAL YEAR END (1)
                                                                  ----------------------------  ----------------------------
NAME                                                               EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
----------------------------------------------------------------  -------------  -------------  -----------  ---------------
Frederick M. Danziger...........................................       --            150,000     $      --      $      --
Anthony J. Galici...............................................        6,435         16,206        71,852          9,286

(1) The amounts presented in this column have been calculated based upon the difference between the fair market value of $12.75 per share (the average of the high and low prices of Griffin's Common Stock on November 27, 1998) and the exercise price of each stock option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the nominees for election as directors (who are all current directors), (iii) the Named Executive Officers (as defined in Item 11) and (iv) all directors and officers of Griffin collectively. Unless otherwise indicated, information is provided as of November 28, 1998.

                                                                       SHARES BENEFICIALLY OWNED
NAME AND ADDRESS (1)                                                              (2)              PERCENT OF TOTAL
--------------------------------------------------------------------  ---------------------------  -----------------
Edgar M. Cullman (3)................................................              954,342                   19.7
Edgar M. Cullman, Jr. (3)...........................................              963,038                   19.9
Louise B. Cullman (3)...............................................              823,775                   17.0
Susan R. Cullman (3)................................................              758,607                   15.7
Frederick M. Danziger (3)...........................................              199,120                    4.1
Lucy C. Danziger (3)................................................            1,028,692                   21.2
John L. Ernst (3)...................................................              421,250                    8.7
Winston J. Churchill, Jr............................................               30,200                      *
David F. Stein......................................................               25,000                      *
Anthony J. Galici...................................................                7,641                      *
B. Bros. Realty Limited Partnership (4).............................              233,792                    4.8
Gabelli Funds, Inc. (5).............................................            1,417,537                   29.3
All directors and officers collectively, consisting of 6 persons
  (6)...............................................................            1,372,232                   28.3

------------------------

*   Less than 1%

(1) Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, New York 10022.

(2) This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days granted to Directors pursuant to the 1997 Stock Option Plan. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of November 28, 1998, a group (the "Cullman and Ernst Group") consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of approximately 2,277,095 shares of Common Stock (approximately 47.0% of the outstanding shares of Common Stock). Among others, Edgar M. Cullman, Edgar
    M. Cullman, Jr., Mr. Ernst and Mr. Danziger (who is a member of the Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together the shares owned by each of them in each case subject to any applicable fiduciary responsibilities.

    Louise B. Cullman is the wife of Edgar M. Cullman; Edgar M. Cullman, Jr. is the son of Edgar M. Cullman and Louise B. Cullman; Susan R. Cullman and Lucy
    C. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman; and Lucy C. Danziger is the wife of Frederick M. Danziger.

(3) Included within the shares shown as beneficially owned by Edgar M. Cullman are 843,204 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by Mr. Ernst are 411,321 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Frederick M. Danziger are 182,578 shares in which he holds shared investment and/or voting power. Included within the shares shown as beneficially owned by Edgar M. Cullman, Jr. are 733,918 shares in which he holds shares investment and/or voting power; included with the shares owned by Louise B. Cullman are 720,365 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Susan R. Cullman are 670,842 shares in which she holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Lucy C. Danziger are 946,850 shares in which she holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Messrs. Cullman, Danziger and Ernst disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares.

(4) The address of B. Bros. Realty Limited Partnership ("B. Bros.") is 641 Lexington Avenue, New York, New York 10022. Lucy C. Danziger and John L. Ernst are the general partners of B. Bros.

(5) The address of such person is Gabelli Funds, Inc., One Corporate Center, Rye, New York 10580. A form filed with the Securities and Exchange Commission in July 1997 by Gabelli Funds, Inc., as subsequently amended, indicates that the securities have been acquired by Gabelli Funds, Inc. and its wholly-owned subsidiaries on behalf of their investment advisory clients. Griffin has been informed that no individual client of Gabelli Funds, Inc. has ownership of more than 5% of Griffin's outstanding Common Stock.

(6) Excluding shares held by certain charitable foundations the officers and/or directors of which include certain officers and directors of Griffin.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For the information of stockholders, attention is called to the following transactions between Griffin and other parties in which the persons mentioned below might have had a direct or indirect interest.

    Messrs. Cullman, Danziger and Ernst are members of the Board of Directors of Bloomingdale Properties, Inc. ("Bloomingdale Properties") of which Mr. Ernst is Chairman and President and other members of the Cullman & Ernst Group are associated. Real estate management and advisory services have been provided to Griffin by John Fletcher, an employee of Bloomingdale Properties, for which Mr. Fletcher receives compensation at a rate of approximately $50,000 per year.

    Edgar M. Cullman, the Chairman of Griffin, is also the Chairman of General Cigar Holdings, Inc. ("GC Holdings"), the successor to Culbro. In addition, certain members of the Cullman & Ernst Group who may be deemed to beneficially own more than five percent of Griffin's Common Stock (see Item 12) also may be deemed to beneficially own more than five percent of the Class A Common Stock of GC Holdings. Prior to the Distribution in 1997, Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), a wholly owned subsidiary of GC Holdings, as lessee, entered in a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long-term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. In 1998 GC Holdings made a total of $80,000 in rental payments to Griffin in respect of the Agricultural Lease.

    Also in 1997, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional annual periods thereafter. In 1998 General Cigar made a total of $437,000 in rental payments to Griffin in respect of the Commercial Lease.

    In 1997, Griffin entered into a Services Agreement (the "Services Agreement") with Culbro. Pursuant to the Services Agreement, Culbro, and its successor, GC Holdings, provided Griffin, for a period of one year after the Distribution, with certain administrative services, including internal audit, tax preparation, legal and transportation services. The Services Agreement was terminated with respect to all services provided by GC Holdings as of July 1998, except for certain transportation services, with respect to which the Services Agreement was amended and extended through June 1999. In fiscal 1998, Griffin paid $400,000 to GC Holdings under the Services Agreement.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS AND EXHIBITS

    (a) Financial Statements--see also Item 8.

    The following financial statements of equity investees and additional financial data should be read in conjunction with the financial statements in such 1998 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULES
--------------------------------------------------------------------------------------------------------------------
II         -          Valuation and Qualifying Accounts and Reserves                                                  S-1
III        -          Real Estate and Accumulated Depreciation                                                        S-2/S-3

FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------
Centaur Communications, Ltd. financial statements for the year ended June 30, 1998.                       F-1
Linguaphone Group plc financial statements for the year ended June 30, 1998                               F-32

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

      10.5   Employment Agreement between Culbro Corporation and Jay M. Green, dated as of April 8, 1994, and as amended on January 11, 1997 (incorporated by reference to the Registration Statement on Form S-1 of
             General Cigar Holdings, Inc., filed December 24, 1996, amended)

      10.6   Form of 1997 Stock Option Plan of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form
             10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      10.7   Form of 401 (k) Plan of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of
             Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

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

      10.16  Revolving Credit Agreement and Guaranty dated May 6, 1998 (incorporated by reference to Form 10Q dated
             May 30, 1998 filed July 10, 1998)

      21     Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land
             & Nurseries, Inc., filed April 8, 1997, as amended)

      23.1   Consent of PricewaterhouseCoopers LLP (included with the report accompanying Item 8 of this Form 10K)

      23.2   Report of Independent Accountants on Financial Statement Schedules

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

                                GRIFFIN LAND & NURSERIES, INC.

                                By:          /s/ FREDERICK M. DANZIGER
                                     -----------------------------------------
                                               Frederick M. Danziger
                                              CHIEF EXECUTIVE OFFICER

                                By:            /s/ ANTHONY J. GALICI
                                     -----------------------------------------
                                                 Anthony J. Galici
                                          VICE PRESIDENT, CHIEF FINANCIAL
                                               OFFICER AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated as of February 25, 1999.

             NAME               TITLE
------------------------------  --------------------------

  /s/ WINSTON J. CHURCHILL,
             JR.
------------------------------  Director
  Winston J. Churchill, Jr.

     /s/ EDGAR M. CULLMAN
------------------------------  Chairman of the Board and
       Edgar M. Cullman           Director

  /s/ FREDERICK M. DANZIGER
------------------------------  President, Director and
    Frederick M. Danziger         Chief Executive Officer

      /s/ JOHN L. ERNST
------------------------------  Director
        John L. Ernst

    /s/ ANTHONY J. GALICI       Vice President, Chief
------------------------------    Financial Officer and
      Anthony J. Galici           Secretary

      /s/ DAVID F. STEIN
------------------------------  Director
        David F. Stein

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                           BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS   BALANCE AT
                                            BEGINNING    COSTS AND      OTHER        FROM          END
DESCRIPTION                                  OF YEAR     EXPENSES     ACCOUNTS     RESERVES      OF YEAR
-----------------------------------------  -----------  -----------  -----------  -----------  -----------

                                 FOR FISCAL YEAR ENDED NOVEMBER 28, 1998
Reserves:
Uncollectible accounts--trade............   $     456          111            4           81(1)  $     490
                                           -----------       -----        -----   -----------  -----------
Inventories..............................   $   3,519       --           --              697(2)  $   2,822
                                           -----------       -----        -----   -----------  -----------


                                 FOR FISCAL YEAR ENDED NOVEMBER 29, 1997
Reserves:
Uncollectible accounts--trade............   $     302          163           35           44(1)  $     456
                                           -----------       -----        -----   -----------  -----------
Inventories..............................   $     965        3,300       --              746(2)  $   3,519
                                           -----------       -----        -----   -----------  -----------

                                 FOR FISCAL YEAR ENDED NOVEMBER 30, 1996
Reserves:
Uncollectible accounts--trade............   $     338           70           22          128(1)  $     302
                                           -----------       -----        -----   -----------  -----------
Inventories..............................   $   1,000           16          300          351(2)  $     965
                                           -----------       -----        -----   -----------  -----------

Notes:

(1) Accounts receivable written off.

(2) Inventories disposed.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (DOLLARS IN THOUSANDS)

                                                                           COST
                                                                        CAPITALIZED
                                                                        SUBSEQUENT                 GROSS AMOUNT
                                                 INITIAL COST         TO ACQUISITION           AT NOVEMBER 28, 1998
                                          --------------------------  ---------------  ------------------------------------
DESCRIPTION                ENCUMBRANCES     LAND      BLDG& IMPROVE    IMPROVEMENTS      LAND     BLDG& IMPROVE     TOTAL
-------------------------  -------------  ---------  ---------------  ---------------  ---------  --------------  ---------
Land.....................                 $   4,574                      $   9,513     $   4,574    $    9,513    $  14,087
Restaurant
  Bloomfield, CT.........                                                    1,370                       1,370        1,370
Residential Development,
  Windsor, CT............                       126                          3,689           126         3,689        3,815
Office Building,
  Bloomfield, CT.........          604           47                          2,657            47         2,657        2,704
Office Building,
  Bloomfield, CT.........                         3                          1,815             3         1,815        1,818
Office Building,
  Bloomfield, CT.........                         1                          1,563             1         1,563        1,564
Office Building,
  Bloomfield, CT.........                         1                          1,494             1         1,494        1,495
Office Building,
  Bloomfield, CT.........                                                      669                         669          669
Office Buildings,
  Bloomfield, CT.........                         5                          3,067             5         3,067        3,072
Industrial Buildings,
  East Granby, CT........        1,891           29                          3,311            29         3,311        3,340
Industrial Building,
  East Granby, CT........                        13         1,722              212            13         1,934        1,947
Industrial Building
  Windsor, CT............                         9                          3,085             9         3,085        3,094
                                ------    ---------        ------          -------     ---------       -------    ---------
                             $   2,495    $   4,808     $   1,722        $  32,445     $   4,808    $   34,167    $  38,975
                                ------    ---------        ------          -------     ---------       -------    ---------
                                ------    ---------        ------          -------     ---------       -------    ---------


DESCRIPTION                 ACCUM DEP    DATE OF CONSTR.    DATE OF ACQ    DEPR LIFE
-------------------------  -----------  -----------------  -------------  -----------
Land.....................   $    (497)
Restaurant
  Bloomfield, CT.........        (610)           1983                         40 Yrs
Residential Development,
  Windsor, CT............
Office Building,
  Bloomfield, CT.........      (1,355)           1977                         40 Yrs
Office Building,
  Bloomfield, CT.........        (654)           1985                         40 Yrs
Office Building,
  Bloomfield, CT.........        (418)           1988                          40Yrs
Office Building,
  Bloomfield, CT.........        (423)           1988                         40 Yrs
Office Building,
  Bloomfield, CT.........        (203)           1988                         40 Yrs
Office Buildings,
  Bloomfield, CT.........        (613)           1991                         40 Yrs
Industrial Buildings,
  East Granby, CT........      (1,961)           1978                         40 Yrs
Industrial Building,
  East Granby, CT........        (676)                            1989        40 Yrs
Industrial Building
  Windsor, CT............         (46)           1998                         40 Yrs
                           -----------
                            $  (7,456)
                           -----------
                           -----------

                             (DOLLARS IN THOUSANDS)

                      FISCAL YEAR ENDED NOVEMBER 28, 1998

                                                                                                 COST      RESERVE
                                                                                               ---------  ---------
Balance at beginning of year.................................................................  $  33,213  $  (6,784)
Changes during the year:
Improvements.................................................................................      6,182
Additions to reserve charged to costs and expense............................................                  (739)
Other........................................................................................       (420)        67
                                                                                               ---------  ---------
Balance at end of year.......................................................................  $  38,975  $  (7,456)
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                      FISCAL YEAR ENDED NOVEMBER 29, 1997

                                                                                                 COST      RESERVE
                                                                                               ---------  ---------
Balance at beginning of year.................................................................  $  32,768  $  (6,071)
Changes during the year:
Improvements.................................................................................        953
Additions to reserve charged to costs and expense............................................                  (713)
Cost of sales................................................................................       (508)
                                                                                               ---------  ---------
Balance at end of year.......................................................................  $  33,213  $  (6,784)
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                      FISCAL YEAR ENDED NOVEMBER 30, 1996

                                                                                                 COST      RESERVE
                                                                                               ---------  ---------
Balance at beginning of year.................................................................  $  37,921  $  (6,179)
Changes during the year:
Improvements.................................................................................        592
Additions to reserve charged to costs and expense............................................                  (822)
Transfer to lender for outstanding mortgage..................................................     (4,648)       930
Cost of sales................................................................................     (1,097)
                                                                                               ---------  ---------
Balance at end of year.......................................................................  $  32,768  $  (6,071)
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                                                  CENTAUR COMMUNICATIONS
                                                  LIMITED


                                                  FINANCIAL STATEMENTS

                                                  FOR THE YEAR ENDED

                                                  JUNE 30, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Shareholders of CENTAUR COMMUNICATIONS LIMITED

         Dear Sirs,

         CENTAUR COMMUNICATIONS LIMITED ("THE COMPANY") AND ITS SUBSIDIARIES ("THE GROUP")

         We have audited the accompanying consolidated balance sheet of Centaur Communications Limited and its subsidiaries as at June 30, 1998 and the related consolidated statements of operations, of changes in shareholders' equity and of the cash flows for the year ended June 30, 1998.

         RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

         The company's directors are responsible for the preparation of the financial statements, It is our responsibility to form an independent opinion, based on our audit, on those financial statements and to report our opinion to you.

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

         OPINION

         In our opinion the financial statements give a true and fair view of the state of affairs of the Group for the year ended June 30, 1998 and have been properly prepared in accordance with the Companies Act 1985.

         United Kingdom accounting standards vary in certain important respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of consolidated net profit for the year ended June 30, 1998 and the determination of consolidated shareholders' equity and consolidated financial position as at June 30, 1998 to the extent summarised in note 32 to the consolidated financial statements.




         /s/ Grant Thornton
         ------------------
         GRANT THORNTON
         CHARTERED ACCOUNTANTS

         LONDON 8 FEBRUARY 1999 (EXCEPT FOR NOTES 32 AND 33 AS TO WHICH DATE IS 10 FEBRUARY 1999)

CENTAUR COMMUNICATIONS LIMITED

PRINCIPAL ACCOUNTING POLICIES


--------------------------------------------------------------------------------




         BASIS OF PREPARATION

         The financial statements have been prepared in accordance with applicable accounting standards and under the historical cost convention. The principal accounting policies are described below and have remained unchanged from the previous year.


         BASIS OF CONSOLIDATION

         The group financial statements consolidate those of the company and of its subsidiary undertakings (see note 11) drawn up to June 30, 1998. Profits or losses on intra-group transactions are eliminated in full. On acquisition of a subsidiary, all of the subsidiary's assets and liabilities which exist at the date of acquisition are recorded at their fair values reflecting their condition at that date.


         INVESTMENTS

         Investments are included at cost less amounts written off.


         INTANGIBLE ASSETS

         Intangible assets comprise magazines and language course publishing rights, computer databases, customer lists, brand names and other intangible assets and are stated at cost. When such assets are acquired through the acquisition of companies they are stated at fair value at acquisition which normally represents the excess of purchase price over net tangible assets of the business acquired.

         Amortisation is not provided on intangible assets as they have no finite economic life. These assets are subject to annual review and any permanent impairment in value is written off in the profit and loss account.

         Where the cost of businesses acquired exceeds the fair value of the net tangible and intangible assets the difference is written off to reserves as goodwill.


         TURNOVER

         Turnover represents sales of publications, subscriptions, advertising space, language courses and other revenue, exclusive of value added tax.

         SUBSCRIPTION INCOME

         Magazine subscription income is deferred and amortised over the period of the subscription except that for controlled circulation titles, where subscription income is incidental, the income is taken to profit on receipt.
                                     F-3

CENTAUR COMMUNICATIONS LIMITED

PRINCIPAL ACCOUNTING POLICIES


--------------------------------------------------------------------------------

         NEW PRODUCT DEVELOPMENT

         BUSINESS INFORMATION PUBLISHING

         The trading results of new products which are in the course of development often include substantial launch and other promotional expenditure. These costs are written off in the profit and loss account in the period in which they are incurred. The results of new products in the course of development are included under new product development in the profit and loss account until such time as they become established. A product is regarded as established after the commencement of trading at a profit.

         LANGUAGE COURSE PUBLISHING

         All costs incurred in the development of existing courses are written off in the period in which they are incurred. Development expenditure on new bespoke projects is held as work in progress where future recoverability can be foreseen with reasonable assurance. Any expenditure carried forward is amortised against the contribution from the related project.


         DEPRECIATION

         Depreciation of tangible assets is provided on a straight line basis at the following annual rates, based on the estimated useful lives of the assets:


         Leasehold improvements        -   5% or the length of the lease if shorter
         Fixtures and fittings         - 10%
         Computer equipment            - 20%
         Motor vehicles                - 25%


         DEFERRED TAXATION

         Deferred taxation is provided on timing differences using the liability method, except where it can be demonstrated with reasonable probability that the timing differences will not reverse in the foreseeable future. Timing differences arise on items of income and expenditure which are recognised for tax purposes in different periods from those in which they are recognised in the profit and loss account.


         FOREIGN CURRENCIES

          Transactions in foreign currencies are translated at the exchange rate ruling at the date of the transaction. Monetary assets and liabilities in foreign currencies are translated at the rates of exchange ruling at the balance sheet date. The balance sheets of financial statements of foreign subsidiaries are translated at the rate of exchange ruling at the balance sheet date. The results of overseas subsidiaries are translated at an average rate for the year and the resulting difference is taken to reserves. The exchange differences arising from the retranslation of the opening net investment in subsidiaries are taken directly to reserves. All other exchange differences are dealt with through the profit and loss account.

CENTAUR COMMUNICATIONS LIMITED

PRINCIPAL ACCOUNTING POLICIES


--------------------------------------------------------------------------------


         STOCK AND WORK-IN-PROGRESS

         Stocks are stated at the lower of cost and net realisable value after making provisions for any obsolete or slow moving items.
         Work-in-progress consists of costs relating to exhibitions, conferences, publications and the development of bespoke language course products, the income from which has yet to be dealt with in the profit and loss account.


         LEASED ASSETS

         Assets held under finance leases and hire purchase contracts are capitalised in the balance sheet and depreciated over their expected useful lives. The interest element of leasing payments represents a constant proportion of the capital balance outstanding and is charged to the profit and loss account over the period of the lease.

         Rentals payable under operating leases are charged to the profit and loss account as they are incurred.

CENTAUR COMMUNICATIONS LIMITED

CONSOLIDATED PROFIT AND LOSS ACCOUNT

For the year ended JUNE 30, 1998
--------------------------------------------------------------------------------


                                               Note                                     1998         1997
                                                      Established   NEW PRODUCT
                                                       activities   DEVELOPMENT         TOTAL         TOTAL
                                                            L'000         L'000         L'000         L'000

         TURNOVER                                 1        45,018         2,699        47,717        52,617
         --------------------------------------------------------------------------------------------------
         - excluding Linguaphone                           42,490         2,699        45,189        37,611
         --------------------------------------------------------------------------------------------------

         Cost of sales                                   (22,902)       (3,094)      (25,996)      (25,012)
                                                         --------       -------      --------      --------
         GROSS PROFIT/(LOSS)                               23,116       (1,395)        21,721        27,605

         Distribution costs                               (3,741)         (103)       (3,844)       (8,069)
         Administrative expenses                         (11,045)         (425)      (11,470)      (14,363)
                                                         --------       -------      --------      --------
         OPERATING PROFIT/(LOSS)                            8,330       (1,923)         6,407         5,173
         --------------------------------------------------------------------------------------------------
         - excluding Linguaphone                            7,990       (1,923)         6,067         3,928
         --------------------------------------------------------------------------------------------------

         Publishing rights written off                                                   (75)             -
         Professional fees relating to
         demerger of Linguaphone Group
         and restructuring                                                              (668)             -
         Interest receivable and
         similar income                                                                  506           159
         Interest payable and
         similar charges                          6                                     (298)         (203)
                                                                                       ------         -----
         PROFIT ON ORDINARY ACTIVITIES           1,2
         BEFORE TAXATION                                                                5,872         5,129
         Taxation on ordinary activities          7                                   (2,390)       (1,807)
                                                                                       ------         -----
         PROFIT ON ORDINARY ACTIVITIES
         AFTER TAXATION                                                                 3,482         3,322
         Minority interests - equity                                                     (22)            60
                                                                                       ------         -----
         PROFIT FOR THE YEAR
         ATTRIBUTABLE
         TO SHAREHOLDERS                                                                3,460         3,382
         Dividends                               12                                  (17,304)             -
                                                                                     --------         -----
         RETAINED (LOSS)/PROFIT FOR              21                                  (13,844)         3,382
         THE YEAR
                                                                                     --------         -----
                                                                                     --------         -----

         The results of the Linguaphone group of companies are set out in note
         1. Turnover amounted to L2,528,000 (1997: L15,006,000) and operating profit was L340,000 (1997: L1,245,000).

          The accompanying accounting policies and notes form an integral part of these financial statements.

CENTAUR COMMUNICATIONS LIMITED

CONSOLIDATED BALANCE SHEET AT JUNE 30, 1998


--------------------------------------------------------------------------------


                                               Note                       1998                        1997
                                                            L'000         L'000         L'000         L'000

         FIXED ASSETS
         Intangible assets                        8                       6,742                      17,551
         Tangible assets                          9                       4,601                       4,404
         Investments                             10                         180                         444
                                                                         ------                      -------
                                                                         11,523                      22,399

         CURRENT ASSETS
         Stocks                                  13           458                       2,697
         Debtors                                 14        11,321                      16,715
         Cash at bank and in hand                           5,137                       1,944
                                                         --------                    --------
                                                           16,916                      21,356
         CREDITORS: AMOUNTS FALLING
         DUE
         WITHIN ONE YEAR                         15      (13,288)                    (14,751)
                                                         --------                    --------

         NET CURRENT ASSETS                                               3,628                       6,605
                                                                         ------                      -------
         TOTAL ASSETS LESS
         CURRENT LIABILITIES                                             15,151                      29,004

         CREDITORS: AMOUNTS FALLING
         DUE
         AFTER MORE THAN ONE YEAR                16                           -                       (230)

         PROVISION FOR LIABILITIES
         AND CHARGES
         Deferred taxation                       17                       (628)                       (736)
                                                                         ------                      -------

                                                                         14,523                      28,038
                                                                         ------                      -------
                                                                         ------                      -------
         CAPITAL AND RESERVES
         Called up share capital                 18                       2,007                       2,000
         Share premium account                   19                      13,278                      13,170
         Other reserves                          20                        (98)                       (290)
         Profit and loss account                 21                       (686)                      13,158
                                                                         ------                      -------
         SHAREHOLDERS' FUNDS - equity                                    14,501                      28,038
         Minority interests - equity                                         22                           -
                                                                         ------                      -------
                                                                         14,523                      28,038
                                                                         ------                      -------
                                                                         ------                      -------



          The financial statements were approved by the Board of Directors on 22 January 1999

          G T D Wilmot - Director

          The accompanying accounting policies and notes form an integral part of these financial statements.

CENTAUR COMMUNICATIONS LIMITED

CONSOLIDATED CASH FLOW STATEMENT

For the year ended JUNE 30, 1998

--------------------------------------------------------------------------------



                                                                               Note          1998          1997
                                                                                            L'000         L'000

         NET CASH INFLOW FROM OPERATING ACTIVITIES                               27         6,682         3,597

         RETURNS ON INVESTMENTS AND SERVICING OF FINANCE                         28           208           (93)

         TAXATION                                                                28          (947)         (579)

         CAPITAL EXPENDITURE                                                     28        (2,897)       (2,443)
                                                                                          -------        ------
                                                                                            3,046           482

         ACQUISITIONS AND DISPOSALS                                              28          (681)          (15)
                                                                                          -------        ------
                                                                                            2,365           467

         FINANCING - issue of shares                                                          115           214
                   - increase in debt                                                         600           372
                                                                                          -------        ------
         INCREASE IN CASH                                                        29         3,080         1,053
                                                                                          -------        ------
                                                                                          -------        ------



          The accompanying accounting policies and notes form an integral part of these financial statements.

         CENTAUR COMMUNICATIONS LIMITED

         OTHER PRIMARY STATEMENTS

         For the year ended JUNE 30, 1998

         -----------------------------------------------------------------------

         STATEMENT OF TOTAL RECOGNISED GAINS AND LOSSES



                                                                                                 1998          1997
                                                                                                L'000         L'000

         Profit for the year attributable to shareholders                                       3,460         3,382

         Exchange adjustments                                                                      74          (65)
                                                                                             --------         -----
         Total recognised gains and losses relating to the  year                                3,534         3,317

                                                                                             --------        ------
                                                                                             --------        ------

         RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS' FUNDS



                                                                                                 1998          1997
                                                                                                L'000         L'000

         Total recognised gains and (losses) relating to the year                               3,534         3,317


         Demerger dividend re Linguaphone Group                                               (17,304)            -

         Movement on goodwill reserve on demerger of Linguaphone Group                            162             -
         Movement in currency translation reserve on demerger of the
         Linguaphone Group                                                                         39             -

         New share capital issued                                                                 115           214
         Goodwill written off directly to goodwill reserve                                       (83)          (15)
                                                                                             --------        ------
         Net (decrease)/increase in shareholders' funds                                      (13,537)         3,516
         Opening shareholders' funds                                                           28,038        24,522
                                                                                             --------        ------
         Closing shareholders' funds                                                           14,501        28,038
                                                                                             --------        ------
                                                                                             --------        ------

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS

         For the year ended JUNE 30, 1998
         -----------------------------------------------------------------------



1        SEGMENTAL REPORTING

         ANALYSIS BY BUSINESS SEGMENT



         1998                                                                  Electronic
                                                             Magazine         Information           Linguaphone
                                                           publishing           Providing             Group              Total
                                                                L'000               L'000             L'000              L'000

         Turnover                                              43,781               1,408             2,528             47,717

         Cost of sales                                        (23,754)             (1,924)             (318)           (25,996)
         Distribution costs                                    (3,078)                  -              (766)            (3,844)
         Administrative expenses                               (9,855)               (511)           (1,104)           (11,470)
                                                             --------               -----             -----             ------

         Operating profit/(loss)                                7,094              (1,027)               340              6,407
                                                             --------               -----             -----
                                                             --------               -----             -----

         Publishing Rights Written off                                                                                     (75)
         Professional fees relating to demerger
         of Linguaphone Group and restructuring                                                                           (668)
         Unallocated net interest                                                                                          208
                                                                                                                        ------

         Profit before taxation                                                                                          5,872
                                                                                                                        ------
                                                                                                                        ------
         Net operating assets by segment                       13,682                 841                 -             14,523
                                                             --------               -----             -----             ------
                                                             --------               -----             -----             ------
         1997

         Turnover                                              36,422               1,189            15,006             52,617

         Cost of sales                                       (20,456)              (1,438)           (3,118)           (25,012)
         Distribution costs                                   (2,732)                   -            (5,337)            (8,069)

         Administrative expenses                              (8,498)                (559)           (5,306)           (14,363)
                                                             --------               -----             -----             ------
         Operating profit/(loss)                               4,736                 (808)            1,245              5,173
                                                             --------               -----             -----
                                                             --------               -----             -----
         Unallocated net interest                                                                                          (44)
                                                                                                                        ------

         Profit before taxation                                                                                          5,129
                                                                                                                        ------
                                                                                                                        ------
         Net operating assets by segment                       6,972                2,127            19,597             28,696
                                                             --------               -----             -----
                                                             --------               -----             -----
         Unallocated interest bearing                                                                                     (658)
         net liabilities
                                                                                                                        ------
                                                                                                                        28,038
                                                                                                                        ------
                                                                                                                        ------

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS

         For the year ended JUNE 30, 1998
         -----------------------------------------------------------------------


         SEGMENTAL REPORTING (CONTINUED)

         Details regarding the demerger of the Linguaphone group of companies are provided in note 12. The de-merger took place during the year and, the results are categorised as discontinued per FRS 3.

         ANALYSIS OF TURNOVER BY GEOGRAPHICAL DESTINATION



                                                                                                  1998          1997
                                                                                                 L'000         L'000

         United Kingdom                                                                         44,877        42,202
         Europe                                                                                    230         2,436
         Americas                                                                                    1           333
         Far East and  Australasia                                                               1,339         7,402
         Other                                                                                   1,270           244
                                                                                               -------        ------
                                                                                                47,717        52,617
                                                                                               -------        ------
                                                                                               -------        ------


         Substantially all of the turnover and profit before tax originates in the United Kingdom.

         Substantially all of the net assets are located in the United Kingdom.


2        PROFIT ON ORDINARY ACTIVITIES BEFORE TAXATION

         The profit on ordinary activities before taxation is stated after charging/(crediting):



                                                                                                 1998          1997
                                                                                                L'000         L'000

         Leasehold property rents                                                                 888         1,321
         Hire of equipment                                                                        112           114
         Depreciation of owned assets                                                           1,425         1,276
         Depreciation of assets held under finance leases                                           -            16
         Auditors' remuneration
         - audit                                                                                   45            69
         - non audit services                                                                      52            77
         Profit on disposal of tangible fixed assets                                              (33)          (33)
                                                                                               -------        ------
                                                                                               -------        ------

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS

         For the year ended JUNE 30, 1998

         -----------------------------------------------------------------------

3        STAFF COSTS AND NUMBER

         Staff costs, including directors emoluments, were as follows:

                                                                                                 1998          1997
                                                                                                L'000         L'000

         Wages and salaries                                                                    13,492        13,312
         Social security costs                                                                  1,303         1,227
         Other pension costs                                                                      237           271
                                                                                               ------        ------
                                                                                               15,032        14,810
                                                                                               ------        ------
                                                                                               ------        ------

         The average number of persons employed by the group, including the directors, was as follows:



                                                                                                1998          1997
                                                                                               Number        NUMBER

         Magazine publishing                                                                      525           467
         Language course publishing                                                                14           126
                                                                                               ------        ------

                                                                                                  539           593
                                                                                               ------        ------
                                                                                               ------        ------

4        DIRECTORS' EMOLUMENTS

         Remuneration in respect of directors was as follows:

                                                                                                 1998          1997
                                                                                                L'000         L'000


         Emoluments                                                                               507           491
         Pension contributions to money purchase schemes                                           57            54
                                                                                               ------        ------
                                                                                                  564           545
                                                                                               ------        ------
                                                                                               ------        ------

         During the year 2 directors (1997: 3 directors) participated in money purchase schemes.

         Options have been granted to certain directors to subscribe for ordinary shares of 10p each in Centaur Communications Limited. During the year two directors including the highest paid director exercised a portion of these options. Full details of the outstanding options are disclosed in the directors' report.

         The amounts set out above include remuneration in respect of the highest paid director as follows:

                                                                                                 1998          1997
                                                                                                L'000         L'000

         Emoluments                                                                               240           230
         Pension contributions to money purchase scheme                                            37            35

                                                                                               ------        ------
                                                                                                  277           265
                                                                                               ------        ------
                                                                                               ------        ------

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS

         For the year ended JUNE 30, 1998
         -----------------------------------------------------------------------


5        INTEREST RECEIVABLE AND SIMILAR INCOME



                                                                                                 1998          1997
                                                                                                L'000         L'000

         Interest on bank deposits                                                                491           159
         Other interest receivable                                                                 15             -
                                                                                               ------         ------

                                                                                                  506           159
                                                                                               ------         ------
                                                                                               ------         ------

6        INTEREST PAYABLE AND SIMILAR CHARGES




                                                                                                 1998          1997
                                                                                                L'000         L'000

         Bank loans and overdrafts                                                                285           179
         Other loans and borrowings                                                                13            24
                                                                                               ------         ------

                                                                                                  298           203
                                                                                               ------         ------
                                                                                               ------         ------

7        TAXATION

         The charge for taxation comprises:


                                                                                                 1998          1997
                                                                                                L'000         L'000


         UK Corporation tax at 31% (1997: 33%)                                                  2,346         1,305
         Deferred taxation
         - current year                                                                            20           259
         Advance corporation tax utilised                                                           -          (60)
         Taxation charge on overseas subsidiaries
         - current year including withholding tax                                                   -           178
         - prior year                                                                               -           125
         Adjustments in respect of prior year                                                      24             -
                                                                                               ------         ------

                                                                                                2,390         1,807
                                                                                               ------         ------
                                                                                               ------         ------

         The effective tax rate as disclosed is increased due to the non allowable nature of the exceptional de-merger and restructuring expenses and also due to the fact that group relief was not available from a loss making subsidiary for the majority of the year.

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS

         For the year ended JUNE 30, 1998
         -----------------------------------------------------------------------



8        INTANGIBLE ASSETS




                                                                                                Group       Company
                                                                                                L'000         L'000
         COST
         At 1 July 1997                                                                        17,994         1,177
         Acquired during the year                                                                 699            25
         Demerger of Linguaphone Group                                                       (11,433)             -
                                                                                           ----------     ---------

         At 30 June 1998                                                                        7,260         1,202
                                                                                           ----------     ---------

         AMOUNTS WRITTEN OFF
         At 1 July 1997                                                                           443             6
         Amounts written off during the year                                                       75            75
                                                                                           ----------     ---------

         At 30 June 1998                                                                          518            81
                                                                                           ----------     ---------

         NET BOOK VALUE
         At 30 June 1998                                                                        6,742         1,121
                                                                                           ----------     ---------
                                                                                           ----------     ---------

         At 30 June 1997                                                                       17,551         1,171
                                                                                           ----------     ---------
                                                                                           ----------     ---------

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS

         For the year ended JUNE 30, 1998
         -----------------------------------------------------------------------



9        TANGIBLE ASSETS




                                              Leasehold      Fixtures and             Computer       Motor
                                           improvements          fittings            equipment    vehicles           Total
         GROUP                                    L'000             L'000                L'000       L'000           L'000
         COST
         At 1 July 1997                             604             2,180                5,822         846           9,452
         Additions                                  172               228                1,865          93           2,358
         Acquisitions                                 -                25                    -           -              25
         Disposals                                    -                 -                (117)        (66)           (183)
         Demerger                                 (222)             (279)                (655)       (260)         (1,416)
                                              ---------         ---------            ---------   ---------       ---------

         At 30 June 1998                            554             2,154                6,915         613          10,236
                                              ---------         ---------            ---------   ---------       ---------

         DEPRECIATION
         At 1 July 1997                             350             1,276                2,912         510           5,048
         Charge for year                             75               142                1,103         105           1,425
         Acquisitions                                 -                14                    -           -              14
         Disposals                                    -                 -                (111)        (54)           (165)
         Demerger                                 (158)              (82)                (310)       (137)           (687)
                                              ---------         ---------            ---------   ---------       ---------

         At 30 June 1998                            267             1,350                3,594         424           5,635
                                              ---------         ---------            ---------   ---------       ---------

         NET BOOK VALUE
         At 30 June 1998                            287               804                3,321         189           4,601
                                              ---------         ---------            ---------   ---------       ---------
                                              ---------         ---------            ---------   ---------       ---------

         At 30 June 1997                            254               904                2,910         336           4,404
                                              ---------         ---------            ---------   ---------       ---------
                                              ---------         ---------            ---------   ---------       ---------

         COMPANY
         COST


         At 1 July 1997 and at
         30 June 1998                               193               314                   12          18             537
                                              ---------         ---------            ---------   ---------       ---------

         DEPRECIATION
         At 1 July 1997                             103               301                   12          16             432
         Charge for year                              9                 4                    -           2              15
                                              ---------         ---------            ---------   ---------       ---------

         At 30 June 1998                            112               305                   12          18             447
                                              ---------         ---------            ---------   ---------       ---------

         NET BOOK VALUE
         At 30 June 1998                             81                 9                    -           -              90
                                              ---------         ---------            ---------   ---------       ---------
                                              ---------         ---------            ---------   ---------       ---------

         At 30 June 1997                             90                13                    -           2             105
                                              ---------         ---------            ---------   ---------       ---------
                                              ---------         ---------            ---------   ---------       ---------

CENTAUR COMMUNICATIONS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

For the year ended JUNE 30, 1998

-------------------------------------------------------------------------------





10       INVESTMENTS




                                                                             1998                        1997
                                                              GROUP       COMPANY         GROUP       COMPANY
                                                 NOTES        L'000         L'000         L'000         L'000
         Investments in subsidiary
         undertakings                              11             -           211             -         4,856

         Investment in subsidiary
         undertaking
         excluded from                                            -             -            75            75
         consolidation
         Trade investments                                      180           180           369           225
                                                                ---           ---           ---         -----

                                                                180           391           444         5,156
                                                                ---           ---           ---         -----
                                                                ---           ---           ---         -----

         In the opinion of the directors the value of the group's and of the company's investments is not less than the amount at which they are stated in the balance sheet.


11       INVESTMENTS IN SUBSIDIARY UNDERTAKINGS



                                                                                                              L'000
         COST
         At 1 July 1997                                                                                       7,957
         Additions                                                                                            3,362
         Subsidiary undertaking previously excluded from                                                         75
         consolidation
         Demerger of Linguaphone Group                                                                      (8,053)
                                                                                                            --------

         At 30 June 1998                                                                                      3,341
                                                                                                            --------

         PROVISIONS
         At 1 July 1997                                                                                       3,101
         Charge for the year                                                                                     29
                                                                                                            --------

         At 30 June 1998                                                                                      3,130
                                                                                                            --------

         NET BOOK VALUE
         At 30 June 1998                                                                                        211
                                                                                                            --------
                                                                                                            --------

         At 30 June 1997                                                                                      4,856
                                                                                                            --------
                                                                                                            --------


CENTAUR COMMUNICATIONS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

For the year ended JUNE 30, 1998

-------------------------------------------------------------------------------



         PRINCIPAL SUBSIDIARY UNDERTAKINGS AT 30 JUNE 1998

                                                                                HOLDING OF ORDINARY
                                                                                      SHARES
                                                       COUNTRY OF
                                                       REGISTRATION/                 BY        BY
                                                       INCORPORATION             PARENT     GROUP
         SUBSIDIARY                                    AND OPERATION                  %         %       ACTIVITY
         Chiron Communications Limited                 England and Wales                     100        Magazine
                                                                                                        publishing
         Hali Publications Limited                     England and Wales         69.6        100        Magazine
                                                                                                        publishing
         Ascent Publishing Limited                     England and Wales         100         100        Magazine
                                                                                                        organizer
                                                                                                        publishing
         IFA Events Limited                            England and Wales         51.96       51.96      Exhibition
         Your Business Magazine Limited                England and Wales         100         100        Investment
                                                                                                        company
         Mayfield Publishing Limited                   England and Wales                     100        Investment
                                                                                                        company
         Perfect Information Limited                   England and Wales         87.50       87.50      Electronic
                                                                                                        information
                                                                                                        providing


12       DEMERGER OF LINGUAPHONE GROUP

         On 3 September 1997 the members ratified a de-merger of the Linguaphone group of companies. This transaction was effected by a dividend in specie with the existing members receiving two shares in Linguaphone Group Plc for every share held in Centaur Communications Limited.

         The consolidated profit and loss account includes the results of the Linguaphone group for the period ended 3 September 1997 and the year ended 30 June 1997. The results are shown in note 1.

                                                                                HOLDING OF ORDINARY
                                                                                      SHARES
                                                       COUNTRY OF
                                                       REGISTRATION/                 BY        BY
                                                       INCORPORATION             PARENT     GROUP
         SUBSIDIARY                                    AND OPERATION                  %         %       ACTIVITY

         Linguaphone Group plc                         England and Wales         100          -         Holding
                                                                                                        company
         Linguaphone Institute Limited                 England and Wales                      100       Language
                                                                                                        course
                                                                                                        publishing

         Linguaphone Institute (Hong                   Hong Kong                              100       Language
         Kong) Limited                                                                                  course
                                                                                                        publishing
         Linguapac Distributions Pte. Limited          Singapore                              100       Holding
                                                                                                        company
         Linguaphone Distributors SDN BHD              Malaysia                               100       Language
                                                                                                        course


CENTAUR COMMUNICATIONS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

For the year ended JUNE 30, 1998

-------------------------------------------------------------------------------


13       STOCKS

                                                                               1998                        1997
                                                                Group       COMPANY         GROUP       COMPANY
                                                                L'000         L'000         L'000         L'000

         Consumables                                            77                -         72                -
         Work-in-progress                                      258                -        532                -
         Finished goods                                        123                -        2093               -
                                                               ---              ----       ----             -----
                                                               458                -        2697               -
                                                               ---              ----       ----             -----
                                                               ---              ----       ----             -----

         There is no significant difference between the replacement cost of the stock and its balance sheet value.



14       DEBTORS


                                                                               1998                        1997
                                                                Group       COMPANY         GROUP       COMPANY
                                                                L'000         L'000         L'000         L'000
         Trade debtors                                         10,330             -        14,742             -
         Other debtors                                            463            44           790            35
         Prepayments and deferred charges                         528             -         1,183             -
         Loan notes owed by group undertakings                      -             -             -        39,000
         Amounts owed by group undertakings                         -        62,363             -        33,093
                                                               ------        ------        ------        ------

                                                               11,321        62,407        16,715        72,128
                                                               ------        ------        ------        ------
                                                               ------        ------        ------        ------



CENTAUR COMMUNICATIONS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

For the year ended JUNE 30, 1998

-------------------------------------------------------------------------------

15       CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                                              1998                         1997
                                                               Group       COMPANY          GROUP       COMPANY
                                                               L'000         L'000          L'000         L'000
         Bank overdrafts                                           -             -          1,836             -
         Bank loan                                                 -             -            250             -
         Trade creditors                                       1,642             -          2,836             -
         Other creditors                                          78             4            147             9
         Accruals and deferred income                          7,328           657          6,003           160
         Corporation tax                                       2,954           111          2,000             -
         Social security and other taxes                       1,286            15          1,393            28
         Obligations under finance leases                          -             -             35             -
         Loan notes                                                -             -            251           251
         Loan notes owed to group undertakings                     -             -              -        38,000
         Amounts owed to group undertakings                        -        20,176              -        22,319
                                                              ------        ------         ------        ------

                                                              13,288        20,963         14,751        60,767
                                                              ------        ------         ------        ------
                                                              ------        ------         ------        ------

16       CREDITORS: AMOUNTS FALLING DUE AFTER MORE THAN ONE YEAR

                                                                               1998                        1997
                                                                Group       COMPANY         GROUP       COMPANY
                                                                L'000         L'000         L'000         L'000

         Bank loan                                                  -             -           150             -
         Obligations under finance leases                           -             -            80             -
                                                                  -----         -----        -----         ------
                                                                    -             -           230             -
                                                                  -----         -----        -----         ------
                                                                  -----         -----        -----         ------

17       PROVISIONS FOR LIABILITIES AND CHARGES

                                                                                                Group       COMPANY
                                                                                                L'000         L'000
         Deferred tax
         At 1 July 1997                                                                           736         1,283
         Demerger                                                                               (128)             -
         Charge for the year                                                                       20             -
                                                                                                  ---         -----

         At 30 June 1998                                                                          628         1,283
                                                                                                  ---         -----
                                                                                                  ---         -----

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS


         For the year ended JUNE 30, 1998

--------------------------------------------------------------------------------


         PROVISIONS FOR LIABILITIES AND CHARGES (CONTINUED)

         The provision for deferred tax comprises the following amounts:



                                                                               1998                        1997
                                                                GROUP       COMPANY         GROUP       COMPANY
                                                                L'000         L'000         L'000         L'000

         Deferred pension asset                                     -             -           128             -

         Accelerated capital allowances                            85            15            20            15
         Other timing differences                                 543         1,268           588         1,268
                                                              -------        ------        ------        -------


                                                                  628         1,283           736         1,283
                                                              -------        ------        ------        -------
                                                              -------        ------        ------        -------


         Unprovided deferred tax in respect of accelerated capital allowances for the group and the company is Lnil (1997: Lnil).

         Unprovided deferred tax in respect of other timing differences for the group and the company is L357,000 (1997: L357,000).

         Where there is no intention to distribute the profits of overseas subsidiary undertakings, no deferred tax is provided in respect of liabilities which might arise on distributions by these companies.


18       SHARE CAPITAL




                                                                                                 1998          1997
                                                                                                L'000         L'000
         AUTHORISED
         50,000,000 Ordinary shares of 10p each                                                 5,000         5,000
                                                                                              -------         -------
                                                                                              -------         -------


         ALLOTTED AND FULLY PAID
         20,068,312 Ordinary shares of 10p each                                                 2,007         2,000
                                                                                              -------         -------
                                                                                              -------         -------


         During the year certain employees exercised their options to subscribe for 40,000 ordinary shares of 10p each at a price of 67.5p per share and 32,000 ordinary shares of 10p each at a price of L2.75 per share.

         As at 30 June 1998 options have been granted and agreed to be granted to certain directors and employees to subscribe for a total of 1,973,493 ordinary shares of 10p each at varying times and prices up to August 2006. The directors' options, including those granted after the year end, are disclosed in the directors' report.

CENTAUR COMMUNICATIONS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

For the year ended JUNE 30, 1998

--------------------------------------------------------------------------------


19         SHARE PREMIUM ACCOUNT




                                                                                                 Group       COMPANY
                                                                                                 L'000         L'000
         At 1 July 1997                                                                         13,170        13,170
         Movement during the year                                                                  108           108
                                                                                             ---------    ----------


         At 30 June 1998                                                                        13,278        13,278
                                                                                             ---------    ----------
                                                                                             ---------    ----------

20       OTHER RESERVES




                                                                                                                  GROUP
                                                                                                                  L'000
         GOODWILL RESERVE

         At 1 July 1997                                                                                           (177)
         Demerger of Linguaphone Group                                                                              162
         Goodwill written off in the year                                                                          (83)
                                                                                                               --------


         At 30 June 1998                                                                                           (98)
                                                                                                               --------


         CURRENCY TRANSLATION RESERVE

         At 1 July 1997                                                                                           (113)
         Movement during the year                                                                                    74
         Demerger of Linguaphone Group                                                                               39
                                                                                                               --------


         At 30 June 1998                                                                                              -
                                                                                                               --------


         TOTAL OTHER RESERVES

         At 30 June 1998                                                                                           (98)
                                                                                                               --------
                                                                                                               --------


         At 30 June 1997                                                                                          (290)
                                                                                                               --------
                                                                                                               --------

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS


         For the year ended JUNE 30, 1998

--------------------------------------------------------------------------------




21       PROFIT AND LOSS ACCOUNT




                                                                                                GROUP       COMPANY
                                                                                                L'000         L'000

         At 1 July 1997                                                                        13,158         2,740

         Retained (loss)/profit for the year                                                 (13,844)        22,230
                                                                                           ----------      ---------


         At 30 June 1998                                                                        (686)        24,970
                                                                                           ----------      ---------
                                                                                           ----------      ---------



         The company has not presented its own profit and loss account as permitted by section 230 of the Companies Act 1985. The company made a profit after taxation of L28,230,000 (1997: L13,000).


22       CAPITAL COMMITMENTS

         The capital commitments at the year end were as follows:


                                                                                                 1998          1997
                                                                                                L'000         L'000

         Contracted but not provided for in the financial statements                              109           101
                                                                                           ----------     ---------
                                                                                           ----------     ---------


23       FINANCE LEASE COMMITMENTS

         The net obligations under finance leases are as follows:



                                                                                                 1998          1997
                                                                                                L'000         L'000
         Payable within one year                                                                    -            35
         Payable within two to five years                                                           -            80
                                                                                           ----------     ---------
                                                                                                    -           115
                                                                                           ----------     ---------
                                                                                           ----------     ---------

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS


         For the year ended JUNE 30, 1998

--------------------------------------------------------------------------------





24       OPERATING LEASE COMMITMENTS

         The operating lease rentals which are payable within one year of the balance sheet date are as follows:



                                                            LAND AND BUILDINGS                        EQUIPMENT

                                                                 1998          1997          1998          1997
                                                                L'000         L'000         L'000         L'000
         Leases expiring
         - within one year                                          8           311             -            19
         - within two to five years                                26           314            54           103
         - after five years                                     1,597           584            10             -
                                                                -----         -----         -----         ------


                                                                1,631         1,209            64           122
                                                                -----         -----         -----         ------
                                                                -----         -----         -----         ------


25       PENSION SCHEMES

         The group contributes to individual and collective money purchase pension schemes in respect of directors and employees once they have completed the requisite period of service. The charge for the year in respect of these pension schemes is shown in note 3.


26       CONTINGENT LIABILITIES

         GUARANTEES

         The company has granted a cross guarantee in favour of National Westminster Bank PLC in respect of the bank borrowings of a number of its subsidiary undertakings. The guarantee is secured by specific and floating charges over the company's assets.


27       RECONCILIATION OF OPERATING PROFIT TO NET CASH INFLOW FROM OPERATING
         ACTIVITIES



                                                                                                 1998          1997
                                                                                                L'000         L'000

         Operating profit                                                                       6,407         5,173
         Depreciation charges                                                                   1,425         1,292
         Trade investments written off                                                              -            19
         Profit on disposal of tangible fixed assets                                             (33)          (33)
         Loss on foreign currency transactions                                                      -           (1)
         Increase in stocks                                                                      (77)         (670)
         Increase in debtors                                                                  (2,645)       (4,429)
         Increase in creditors                                                                  1,605         2,246
                                                                                              -------       --------


                                                                                                6,682         3,597
                                                                                              -------       --------
                                                                                              -------       --------

CENTAUR COMMUNICATIONS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1998

28       ANALYSIS OF CASH FLOWS FOR HEADINGS NETTED IN THE CASH FLOW STATEMENT

                                                                                                 1998          1997
                                                                                                L'000         L'000
         RETURNS ON INVESTMENT AND SERVICING OF FINANCE
         Interest received                                                                        506           152
         Interest paid                                                                           (298)         (244)
         Interest element of finance lease rental payments                                          -            (1)
                                                                                              -------        ------

         NET CASH INFLOW/(OUTFLOW) FOR INTEREST                                                   208           (93)
                                                                                              -------        ------

         TAXATION
         UK corporation tax paid                                                                 (947)         (439)
         Overseas tax paid                                                                          -          (140)
                                                                                              -------        ------

         NET CASH OUTFLOW FOR TAX PAID                                                           (947)         (579)
                                                                                              -------        ------

         CAPITAL EXPENDITURE
         Purchase of intangible fixed assets                                                     (699)          (70)
         Sale/(purchase) of trade investments                                                     120          (180)
         Purchase of tangible fixed assets                                                     (2,369)       (2,312)
         Sale of tangible fixed assets                                                             51           119
                                                                                              -------        ------

         NET CASH OUTFLOW FOR CAPITAL EXPENDITURE                                              (2,897)       (2,443)
                                                                                              -------        ------

         ACQUISITIONS AND DISPOSALS
         Purchase of/increase in interest in subsidiary undertakings                              (13)          (15)
         Demerger expenses                                                                       (668)            -
                                                                                              -------        ------

         NET CASH OUTFLOW FOR ACQUISITIONS AND DISPOSALS                                         (681)          (15)
                                                                                              -------        ------

CENTAUR COMMUNICATIONS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1998

29     ANALYSIS OF NET FUNDS




                                                                  At                                        AT
                                                              1 July          CASH                     30 JUNE
                                                                1997          FLOW     DE-MERGER          1998

                                                               L'000         L'000         L'000         L'000

         Cash in hand and at bank                              1,944         3,318          (125)        5,137
         Overdrafts                                           (1,836)         (238)        2,074             -
                                                            --------      --------      --------       -------

                                                                 108         3,080         1,949         5,137
                                                            --------      --------      --------       -------
         Debt due within one year                               (250)            -           250             -
         Debt due after one year                                (150)         (600)          750             -
         Finance leases                                         (115)            -           115             -
                                                            --------      --------      --------       -------

                                                                (515)         (600)        1,115             -
                                                            --------      --------      --------       -------
                                                                (407)        2,480         3,064         5,137
                                                            --------      --------      --------       -------
                                                            --------      --------      --------       -------

30       RECONCILIATION OF NET CASH FLOW TO MOVEMENTS IN NET FUNDS




                                                                                                 1998          1997
                                                                                                L'000         L'000

         INCREASE IN CASH IN THE PERIOD                                                         3,080         1,053

         Cash inflow from changes in debt and lease financing                                    (600)         (372)
                                                                                             --------       --------

         Change in net debt resulting from cash flows                                           2,480           681

         Demerger of Linguaphone                                                                3,064             -

         New finance leases                                                                         -          (113)

         Exchange movement                                                                          -           (62)
                                                                                             --------       --------

         MOVEMENT IN NET DEBT IN THE YEAR                                                       5,544           506

         Net debt at 1 July 1997                                                                 (407)         (913)
                                                                                             --------       --------
         Net funds at 30 June 1998                                                              5,137          (407)
                                                                                             --------       --------
                                                                                             --------       --------

CENTAUR COMMUNICATIONS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1998


31       POST BALANCE SHEET EVENTS

         On the 4 August 1998 the company purchased 4,828,004 of its own ordinary shares of 10p each for an aggregate consideration of L17,380,814.


32       RECONCILIATION TO US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP)

         The accompanying financial statements have been prepared in accordance with UK GAAP, which differs in certain material respects from US GAAP. Such differences involve methods for measuring the amounts shown in the financial statements, as well as additional disclosures required by US GAAP.

         The effect on the company's retained (loss)/profit and shareholders' equity of applying the significant differences between UK GAAP and US GAAP is summarised in the reconciliation statements set out below:


                                                                                                  1998          1997
         (a) Reconciliation of  profit and loss                                                  L'000         L'000
         accounts:

         Net (loss)/profit per UK GAAP:                                                        (13,844)        3,382
         Development expense (1)                                                                     -          (193)
         Amortisation expense (2)                                                                 (226)         (585)
         Taxation credit on development expense (1)                                                  -            60
         De-merger dividend (3)                                                                 17,304             -
         Remuneration element of stock options (6)                                              (1,490)            -
                                                                                             ---------       --------
         Net income in accordance with US GAAP                                                   1,744         2,664
                                                                                             ---------       --------
                                                                                             ---------       --------
         Earnings per share in accordance with US GAAP (in pence):

         Basic                                                                                    0.09          0.13
         Diluted                                                                                  0.08          0.13

         Average number of shares outstanding (in thousands):

         Basic                                                                                  20,072        19,838
         Diluted                                                                                21,180        20,333


         Diluted earnings per share include the dilutive effects of share options. The incremental dilutive effect of share options was 1,108,000 and 495,000 for the years ended June 30, 1998 and 1997 respectively.


                                                                                                  1998          1997
                                                                                                 L'000         L'000
         (b) Reconciliation of Shareholders' Equity:

         Shareholders' funds per UK GAAP:                                                       14,523        28,038
         Development expense (1)                                                                     -          (193)
         Amortisation expense (2)                                                               (1,594)       (4,407)
         Taxation credit on development expense (1)                                                  -            60
         Remuneration element of stock options (6)                                              (1,490)            -
                                                                                                             --------
         Reinstatement of goodwill written off (4)                                                  83             -
                                                                                             ---------       --------
         Shareholders' equity per US GAAP                                                       11,522        23,498
                                                                                             ---------       --------
                                                                                             ---------       --------

CENTAUR COMMUNICATIONS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1998




                                                                                    1998          1998          1997
                                                                                   L'000         L'000         L'000
         (c) Changes in Shareholders' Equity on a US GAAP basis:
         Shareholders' equity at beginning of year -                                            23,498        20,834
         Net profit                                                                              1,744         2,664
         Demerger dividend (3) - UK GAAP                                         (17,304)                          -
         Cumulative US GAAP adjustments in respect of Linguaphone                  3,185                           -
         Exchange and goodwill adjustments in respect of Linguaphone                 201                           -
                                                                                --------
         Value of demerger dividend - US GAAP                                                  (13,918)            -
         Reinstatement of goodwill written off (4)                                                  83             -
         Issue of share capital                                                                    115             -
                                                                                             ---------       --------
         Shareholders' equity at the end of the year                                            11,522        23,498
                                                                                             ---------       --------
                                                                                             ---------       --------

         The following are descriptions of US GAAP reconciling items:

         (1) In compliance with UK GAAP, the Linguaphone group capitalises development expenditure related to specific projects when recoverability can be assessed with reasonable certainty and amortised over the contribution period of the project. Under US GAAP, development expenditures are expensed in the period incurred.

         (2) In compliance with UK GAAP intangible assets, representing publishing rights, are carried forward in the balance sheet at cost. A provision is only made where it is considered that a permanent diminution in value has occurred. In accordance with US GAAP these assets are amortised over the estimated economic life of the asset. These assets have been amortised over 30 years.

         (3) The Linguaphone Group of companies was de-merged from Centaur Communications Limited on September 3, 1997. This resulted in a distribution in specie of shares in Linguaphone Group Plc being allocated to the existing shareholders of Centaur Communications Limited.

                  In compliance with UK GAAP, the group has reflected this dividend in the profit and loss account. Under US GAAP this dividend is reflected through shareholders' equity.

         (4) In compliance with UK GAAP, the group has written off certain goodwill to shareholders' equity. Under US GAAP, the goodwill has been reinstated and is being amortised over 30 years.

         (5) In compliance with UK GAAP, the deferred tax effects of timing differences existing at the balance sheet date are calculated under the liability method (using tax rates likely to apply in the future when the timing differences will reverse). However, the company is not required to record the full liability, and may elect to utilise the partial provision approach. Under the partial provision approach, the amount of deferred tax to be provided is the liability that is expected to arise in the future based on a projection of the extent to which the cumulative timing differences existing at the balance sheet date are expected to reverse. Under US GAAP deferred taxes are provided for on a full liability basis. Under the full liability method, deferred tax assets and liabilities are recognised between the financial and tax bases of assets and liabilities and for tax loss carry forwards at the statutory rate at each reporting date.

                  A valuation allowance is established when it is more than likely than not that some portion or all of the deferred tax assets will not be realised.

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS

         For the year ended JUNE 30, 1998


         RECONCILIATION TO US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US
         GAAP) (CONTINUED)

                  There is a deferred tax liability of L357,000 relating to the settlement of intra group indebtedness and the interest thereon. For US GAAP purposes this amount could be shown as a deferred liability if expected to crystallise in future periods. As it is not expected to crystallise, a valuation allowance has been set up to offset this amount.

                  A subsidiary company of Centaur Communications Limited, Perfect Information Limited, has incurred significant losses which, up to April 1998, under UK tax law are carried forward indefinitely to be offset against taxable profits arising in the same trade. The management accounts of the company for the period ended June 30, 1998 disclose a loss of L1.3 million (1997: L946,000). The company has not made a profit in the recent past and is not anticipated that these losses will be utilised in the foreseeable future. As such a deferred tax asset has not been introduced to the balance sheet.

                  Losses incurred since April 1998 are available for offset against profits arising in other subsidiary companies of Centaur Communications Limited.

         (6) In compliance with UK GAAP, remuneration expense relating to share options is not allowable for corporate tax purposes, thus has not been reflected in the profit and loss account. In compliance with US GAAP, the compensatory expense related to the stock options is recognised as an expense in the period when granted in accordance with SFAS 123.

         (7)      CASH FLOW INFORMATION

                  In compliance with UK GAAP, the Cash Flow Statement is presented in accordance with UK Financial Reporting Standard No. 1, as revised (FRS1). The Statement prepared under FRS1 presents substantially the same information as that required under US GAAP as interpreted by SFAS No. 95. In compliance with UK GAAP, cash comprises cash in hand and at bank (including overnight deposits), net of bank overdrafts. In compliance with US GAAP, cash and cash equivalents include cash and short-term investments with original maturities of three months or less.

                  In compliance with UK GAAP, cash flows are presented for operating activities; returns on investments and servicing of finance; taxation; capital expenditure; acquisitions and disposals; equity dividends paid; management of liquid resources and financing. US GAAP requires the classification of cash flows as resulting from operating, investing and financing activities.

                  Cash flows in accordance with US GAAP in respect of interest received, interest paid, investment income and taxation would be included within operating activities. Capital expenditure and financial investment and cash flows from disposals would be included within investing activities under US GAAP. Dividends paid by subsidiary undertakings, minority interests, equity dividends paid, management of liquid resources and returns on investments and servicing of finance would be included within financing activities under US GAAP.

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS

         For the year ended JUNE 30, 1998


         RECONCILIATION TO US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US
         GAAP) (CONTINUED)

                  A summary of the Company's operating, investing and financing activities classified in accordance with US GAAP, is presented below. For purposes of this summary, cash and cash equivalents consist of cash at bank and in hand.

                                                                                                 1998          1997
                                                                                                L'000         L'000

         Cash provided by operating activities                                                  5,735         3,018
         Cash used in investing activities                                                    (3,370)       (2,551)
         Cash used in financing activities                                                        953         1,127
         Effect of exchange rate changes on cash                                                    -          (62)
                                                                                              -------       -------

         Net increase in cash and cash equivalents                                              3,318         1,532
         Linguaphone de-merger                                                                  (125)             -
         Cash and cash equivalents under US GAAP at the beginning of the year                   1,944           412
                                                                                              -------       -------

         Cash and cash equivalents under US GAAP at the end of the year                         5,137         1,944
                                                                                              -------       -------
                                                                                              -------       -------


33       ADDITIONAL DISCLOSURE RELATING TO US GAAP

         (I)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  NATURE OF OPERATIONS

                  Centaur Communications Limited is a holding company which also provides management services to the group. The principal activity of the group is the creation and dissemination of business and professional information through publications, the internet and on-line.

                   MANAGEMENT ESTIMATES

                  In preparing the summary of differences between UK and US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                   FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The fair value of cash and cash equivalents, trade debtors, trade creditors are approximately equivalent to their carrying values due to the short maturity of these assets and liabilities.

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS

         For the year ended JUNE 30, 1998


         (II)      RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

                  In June 1997 the Financial Accounting Standards Board issued SFAS 130 "Reporting Comprehensive Insurance", SFAS 130 is effective for fiscal years beginning after December 15, 1997. The company has considered the effects of this statement and does not believe to have any comprehensive income as defined by this statement.

                  In May 1997 the Financial Accounting Standards Board issued SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997. The company believes that the effect of adoption of SFAS will not be material.

                  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard required companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows or the hedged items during the term of the hedge. The company has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

         (III)    STOCK COMPENSATION PLAN

                  At June 30, 1998 the Group had a Stock Option Plan for all employees. All share options vest over a maximum ten year period. The fair value of each option grant is estimated on the grant date using the minimum value pricing model with the following weighted-average assumptions used for grants in fiscal year 1998, risk free interest rate 6.5%; and expected life 7 years.

                  A summary of the status of the Group's stock option plan at June 30, 1998, and changes during the year is presented below:



                                                                                                 1998          1998
                                                                                                           Weighted
                                                                                                            average
                                                                                                           exercise
                                                                                               Shares         price
                                                                                                  000             L

         Outstanding at beginning of year                                                         881             1
         Granted                                                                                1,164             1
         Exercised                                                                                (72)            1
         Outstanding at end of year                                                             1,973             1
         Options exercisable at year end                                                        1,973             1
                                                                                              -------         -----
                                                                                              -------         -----

         Weighted-average fair value of options granted during the year                                        2.28
                                                                                                              -----
                                                                                                              -----

         CENTAUR COMMUNICATIONS LIMITED

         NOTES TO THE FINANCIAL STATEMENTS

         For the year ended JUNE 30, 1998



         (III)    STOCK COMPENSATION PLAN (CONTINUED)

         The following table summarises information concerning options outstanding at June 30, 1998




                                                                                               Weighted
                                                                                                average
                                                                                              remaining           Weighted
                                                                                            contractual            average
         Range of exercise price                                               Number              life           exercise
                                                                          outstanding           (Years)              price
                                                                                  000                                    L

         L1.00 - L3.60                                                        1,973                 6.5                 1


                              LINGUAPHONE GROUP PLC

                              FINANCIAL STATEMENTS

                              FOR THE YEAR ENDED JUNE 30, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF LINGUAPHONE GROUP PLC

Dear Sirs

LINGUAPHONE GROUP PLC ("THE COMPANY") AND ITS SUBSIDIARIES ("THE GROUP")

We have audited the accompanying consolidated balance sheet of Linguaphone Group plc and its subsidiaries as at June 30,1998 and the related consolidated statements of operations, of changes in shareholders' equity and of the cash flows for the year ended June 30, 1998.

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

OPINION

In our opinion the financial statements give a true and fair view of the state of affairs of the Group for the year ended June 30, 1998 and have been properly prepared in accordance with the Companies Act 1985.

United Kingdom accounting standards vary in certain important respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of consolidated shareholders' equity and consolidated financial position as at June 30, 1998 to the extent summarised in note 26 to the consolidated financial statements.

/s/ GRANT THORNTON
GRANT THORNTON
CHARTERED ACCOUNTANTS

LONDON
23 DECEMBER 1998 (EXCEPT FOR NOTES 26 AND 27 AS TO
WHICH THE DATE IS 10 FEBRUARY 1999

LINGUAPHONE GROUP PLC

PRINCIPAL ACCOUNTING POLICIES

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------



The group's principal accounting policies are described below. They remain unchanged from prior years with the exception, as detailed below, of the policy in respect of intangible assets.

BASIS OF PREPARATION

The directors have reviewed the continued applicability of the going concern basis of accounting in respect of the financial statements. The directors have reviewed profit and cash forecasts and identified a need for additional working capital. Post year end the company has raised additional capital from its shareholders and also negotiated a restructuring of its bank obligations and facilities.

Assuming the continued support of the Group's bankers, the directors consider it appropriate to prepare the financial statements on the going concern basis. As a result, long term liabilities have not been reclassified as being due within one year.

BASIS OF CONSOLIDATION

The company did not trade during the financial year or the preceding financial year.

The group financial statements consolidate those of the company and of its subsidiary undertakings (see note 10) drawn up to June 30, 1998. Profits or losses on intra-group transactions are eliminated in full. On acquisition of a subsidiary, all of the subsidiary's assets and liabilities which exist at the date of acquisition are recorded at their fair values reflecting their conditions at that date.


INTANGIBLE ASSETS

Intangible assets comprised language course publishing rights and were stated at cost. When such assets were acquired through the acquisition of companies they were stated at fair value at acquisition which normally represented the excess of purchase price over net tangible assets of the business acquired.

Where the cost of businesses acquired exceeds the fair value of the net tangible and intangible assets the difference is written off to reserves as goodwill.

The directors have reassessed the nature of the language course publishing rights in the light of the group's accounting policy in respect of goodwill and the introduction of FRS 10. In the opinion of the directors the valuation placed on publishing rights, which would not be recognised in accordance with the requirements of FRS 10, is in the nature of goodwill and has therefore been written off to reserves, in accordance with the group's existing accounting policy, as a prior year adjustment.

Opening reserves at July 1, 1996 have been reduced by L2,679,000. There is no adjustment to the profit and loss account in either the year ended June 30, 1997 or June 30, 1998.


TURNOVER


Turnover represents sales of language courses and other revenue, exclusive of value added tax.


RESEARCH AND DEVELOPMENT


All costs incurred in the maintenance of existing courses and research of future course concepts are written off in the period in which they are incurred.

LINGUAPHONE GROUP PLC

PRINCIPAL ACCOUNTING POLICIES

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


DEPRECIATION


Depreciation of tangible assets is provided on a straight line basis over the expected useful lives of the assets as follows:

Leasehold Properties                        Over the period of the lease
Plant and Machinery                         4 to 10 years
Motor Vehicles                              4 years


DEFERRED TAXATION


Deferred taxation is provided on timing differences using the liability method, except where it can be demonstrated with reasonable probability that the timing differences will not reverse in the foreseeable future. Timing differences arise on items of income and expenditure which are recognised for tax purposes in different periods from those in which they are recognised in the profit and loss account.

FOREIGN CURRENCIES


Transactions in foreign currencies are translated at the exchange rate ruling at the date of the transaction. Monetary assets and liabilities in foreign currencies are translated at the rates of exchange ruling at the balance sheet date. The results of foreign subsidiaries are translated at an average rate for the year and the resulting difference is taken to reserves. Exchange differences arising from the retranslation of the opening net investment in subsidiaries are taken directly to reserves. All other exchange differences are dealt with through the profit and loss account.


STOCKS


Stocks are stated at the lower of cost, on a first-in first-out basis, and net realisable value after making due allowance for any obsolete or slow moving items.


Development expenditure on new bespoke projects is held as work in progress where future recoverability can be foreseen with reasonable assurance. Any expenditure carried forward is amortised in line with the expected contribution from the related project.


LEASED ASSETS


Assets held under finance leases are capitalised in the balance sheet and depreciated in accordance with the Group's depreciation policy. The interest element of leasing payments represents a constant proportion of the capital balance outstanding and is charged to the profit and loss account over the period of the lease.

Rentals payable under operating leases are charged to the profit and loss account over the term of the lease.

LINGUAPHONE GROUP PLC

PRINCIPAL ACCOUNTING POLICIES

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


PENSIONS

Where the group makes contributions to the pension schemes which provide defined benefits for employees, the charge to the profit and loss account is determined so as to allocate the costs to the group over a period approximately to the scheme members' average remaining service lives.

LINGUAPHONE GROUP PLC

CONSOLIDATED PROFIT AND LOSS ACCOUNT

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------



                                                                     Notes            1998             1997
                                                                                     L'000            L'000

TURNOVER                                                             1               14,952           15,006

Cost of Sales                                                                        (2,844)          (3,118)
                                                                                     ------           ------

GROSS PROFIT                                                                         12,108           11,888
                                                                                     ------           ------

Distribution Costs                                                                   (6,417)          (5,338)
                                                                                     ------           ------

Other Administrative Expenses                                                        (6,183)          (5,474)
Exceptional items                                                    2               (1,488)             --
                                                                                     ------           ------

Total Administrative Expenses                                                        (7,671)          (5,474)
                                                                                     ------           ------

OPERATING (LOSS) /PROFIT                                             3               (1,980)           1,076

Net Interest                                                         6                 (353)            (181)
                                                                                     ------           ------

(LOSS) / PROFIT ON ORDINARY ACTIVITIES BEFORE TAXATION                               (2,333)             895

Taxation on ordinary activities                                      7                  (83)            (431)
                                                                                     ------           ------

(LOSS) / PROFIT ON ORDINARY ACTIVITIES AFTER TAXATION
AND RETAINED FOR THE YEAR                                           18               (2,416)             464
                                                                                     ------           ------
                                                                                     ------           ------


All transactions arise from continuing operations.


The accompanying accounting policies and notes form an integral part of these financial statements.

LINGUAPHONE GROUP PLC

CONSOLIDATED BALANCE SHEET

AS AT JUNE 30, 1998
--------------------------------------------------------------------------------



                                                                     Notes           1998             1997
                                                                                                      (as
                                                                                                    restated)
                                                                                     L'000            L'000

FIXED ASSETS

Intangible Assets                                                    8                  --               --
Tangible assets                                                      9                  651              737
Investments                                                         10                  144              144
                                                                                     ------           ------
                                                                                        795              881
                                                                                     ------           ------
CURRENT ASSETS

Stocks                                                              11                1,699            2,209
Debtors                                                             12                7,123            7,351
Cash at bank and in hand                                                                319              472
                                                                                     ------           ------
                                                                                      9,141           10,032
                                                                                     ------           ------

CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR                      13               (6,185)          (6,527)
                                                                                     ------           ------

NET CURRENT ASSETS                                                                    2,956            3,505
                                                                                     ------           ------

TOTAL ASSETS LESS CURRENT LIABILITIES                                                 3,751            4,386

CREDITORS: AMOUNTS FALLING DUE AFTER ONE YEAR                       14                 (982)            (230)

PROVISION FOR LIABILITIES AND CHARGES                               15                  (50)             (60)
                                                                                     ------           ------

                                                                                      2,719            4,096
                                                                                     ------           ------
CAPITAL AND RESERVES
Equity share capital                                                16                2,007               88
Non-equity share capital                                            16                  --               830
                                                                                     ------           ------
Called up share capital                                             16                2,007              918

Share premium account                                               17                3,646            3,892
Capital redemption reserve                                          17                  157              --
Reserves                                                            18               (3,091)            (714)
                                                                                     ------           ------
SHAREHOLDERS' FUNDS                                                                   2,719            4,096
                                                                                     ------           ------
                                                                                     ------           ------


The financial statements were approved by the Board of Directors on 23 December 1998.

PN Jamieson
Director

The accompanying accounting policies and notes form an integral part of these financial statements.

LINGUAPHONE GROUP PLC

COMPANY BALANCE SHEET

AS AT JUNE 30, 1998
--------------------------------------------------------------------------------



                                                                     Notes            1998            1997
                                                                                     L'000            L'000
FIXED ASSETS

Investments                                                         10                4,841            4,841
                                                                                     ------           ------

CURRENT ASSETS

Debtors                                                             12                2,488            1,488
                                                                                     ------           ------

CREDITORS:  AMOUNTS FALLING DUE WITHIN ONE YEAR                     13               (1,008)          (1,008)
                                                                                     ------           ------

NET CURRENT ASSETS                                                                    1,480              480
                                                                                     ------           ------
                                                                                      6,321            5,321
                                                                                     ------           ------


CAPITAL AND RESERVES
Equity share capital                                                16                2,007               88
Non-equity share capital                                            16                  --               830
                                                                                     ------           ------
Called up share capital                                             16                2,007              918

Share premium account                                               17                3,646            3,892
Capital redemption reserve                                          17                  157              --
Reserves                                                            18                  511              511
                                                                                     ------           ------

SHAREHOLDERS' FUNDS                                                                   6,321            5,321
                                                                                     ------           ------
                                                                                     ------           ------




The financial statements were approved by the Board of Directors on 23 December 1998.

PN Jamieson
Director


The accompanying accounting policies and notes form an integral part of these financial statements.

LINGUAPHONE GROUP PLC

OTHER PRIMARY STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


STATEMENT OF TOTAL RECOGNISED
GAINS AND LOSSES


                                                                       1998        1997
                                                                      L'000       L'000

(Loss) / Profit for financial year attributable to shareholders       (2,416)        464
Exchange adjustments                                                      39         (63)
                                                                      ------      ------

Total recognised gains and losses relating to the year                (2,377)        401
Prior year adjustment                                                 (2,679)       --
                                                                      ------      ------
Total gains and losses recognised since last financial statements     (5,056)        401
                                                                      ------      ------
                                                                      ------      ------


Opening shareholders' funds have been restated to reflect a change in the recognition of language course publishing rights as described in the accounting policy note on page 2. As a consequence, opening reserves and shareholders' funds at July 1, 1996 have been decreased by L2,679,000.


RECONCILIATION OF MOVEMENTS IN
SHAREHOLDERS' FUNDS


                                                                     1998        1997
                                                                                 (as
                                                                    L'000      restated)
                                                                                L'000

(Loss) / Profit for financial year attributable to shareholders     (2,416)        464

Exchange adjustments                                                    39         (63)

Issue of share capital                                               1,000        --
                                                                    ------      ------

Net (decrease) / increase in shareholders' funds                    (1,377)        401

Opening shareholders' funds as restated                              4,096       3,695

                                                                    ------      ------

Closing shareholders' funds                                          2,719       4,096
                                                                    ------      ------
                                                                    ------      ------





The accompanying accounting policies and notes form an integral part of these financial statements.

LINGUAPHONE GROUP PLC

CONSOLIDATED CASH FLOW STATEMENT

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------



                                                                        Note          1998             1997
                                                                                     L'000            L'000

NET CASH OUTFLOW FROM OPERATING ACTIVITIES                              19              (34)            (972)
                                                                                     ------           ------



RETURNS ON INVESTMENTS AND SERVICING OF FINANCE:

Interest received                                                                         8               17
Interest paid                                                                          (350)            (198)
Finance lease interest paid                                                             (11)             --
                                                                                     ------           ------
NET CASH OUTFLOW FROM RETURNS ON INVESTMENTS AND SERVICING OF FINANCE
                                                                                       (353)            (181)
                                                                                     ------           ------


TAXATION                                                                               (339)            (140)
                                                                                     ------           ------


CAPITAL EXPENDITURE AND FINANCIAL INVESTMENT:

Purchase of tangible fixed assets                                                      (206)            (577)
Sale of tangible fixed assets                                                           --                43
                                                                                     ------           ------
NET CASH OUTFLOW FROM CAPITAL EXPENDITURE AND FINANCIAL INVESTMENT                     (206)            (534)
                                                                                     ------           ------

FINANCING:

(Repayment of) / receipts from borrowing                                               (173)             925
Sale and leaseback proceeds                                                             280
Capital element of finance lease rentals                                               (143)             --
                                                                                     ------           ------
NET CASH (OUTFLOW) / INFLOW FROM FINANCING                                              (36)             925
                                                                                     ------           ------


                                                                                     ------           ------
DECREASE IN CASH                                                        21             (968)            (902)
                                                                                     ------           ------
                                                                                     ------           ------


The accompanying accounting policies and notes form an integral part of these financial statements

LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

1        SEGMENTAL REPORTING


                                                     Turnover           (Loss)/ Profit            Net Assets
                                                                        before taxation
                                                      1998        1997        1998        1997        1998        1997
                                                     L'000       L'000       L'000       L'000       L'000       L'000

United Kingdom                                       7,558       8,253      (2,238)        585       2,335       4,000
Far East and Australasia                             7,394       6,753         258         491         384          96
                                                    ------      ------      ------       -----       -----       -----

                                                    14,952      15,006      (1,980)      1,076       2,719       4,096
                                                    ------      ------
                                                    ------      ------
Net interest and similar income/ (charges)                                    (353)       (181)       --          --
                                                                            ------       -----       -----       -----

                                                                            (2,333)        895       2,719       4,096
                                                                            ------       -----       -----       -----
                                                                            ------       -----       -----       -----





GEOGRAPHIC ANALYSIS OF TURNOVER BY DESTINATION                                                        1998          1997
                                                                                                     L'000         L'000

United Kingdom                                                                                       5,521         5,732
Europe                                                                                               1,590         1,701
Americas                                                                                               155           295
Far East and Australasia                                                                             7,660         7,230
Other                                                                                                   26            48
                                                                                                    ------        ------
                                                                                                    14,952        15,006
                                                                                                    ------        ------
                                                                                                    ------        ------




The turnover, result before tax and net assets mainly arise from the sale of distance learning language courses. Net asset classifications are shown after taking account of intra group indebtedness.


2        EXCEPTIONAL ITEMS


                                                                                                     1998           1997
                                                                                                    L'000          L'000
         Reorganisation costs                                                                         254           --
         Exchange losses                                                                            1,234           --
                                                                                                    ------        ------
                                                                                                    1,488           --
                                                                                                    ------        ------
                                                                                                    ------        ------


         Reorganisation costs include L197,000 (1997 - Lnil) in respect of compensation paid to directors for loss of office.

         The exchange losses result from the impact of the Asian currency crisis and, in particular, the significant devaluation of the Malaysian Ringitt across the year.

LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


3        OPERATING (LOSS)/ PROFIT



         Operating (loss)/ profit is stated after charging:                                            1998          1997
                                                                                                      L'000         L'000

         Leasehold property rents                                                                      499           387
         Hire of equipment                                                                              12            80
         Product development costs                                                                     447           379
         Depreciation of owned assets                                                                  128           202
         Depreciation of assets held under finance leases                                              114             6
         Auditor's remuneration
                   - audit                                                                              15            15
                   - non audit services                                                                --             18
         Decrease in pension surplus                                                                    25           194
                                                                                                    ------        ------
                                                                                                    ------        ------



4        STAFF COSTS AND NUMBERS

         Staff costs including directors' emoluments were as follows:


                                                                                                     1998           1997
                                                                                                    L'000          L'000
         Wages and salaries                                                                          2,731         2,065
         Social security costs                                                                         189           121
         Other pension costs                                                                           104            69
                                                                                                    ------        ------
                                                                                                     3,024         2,255
                                                                                                    ------        ------
                                                                                                    ------        ------


          The average number of persons employed during the year by the group, including directors, was 160 (1997: 126).


5        DIRECTORS' EMOLUMENTS


                                                                                                      1998           1997
                                                                                                     L'000          L'000
         Management remuneration                                                                       401           340
         Pension contributions                                                                          39            19
         Compensation for loss of office                                                               197           --
                                                                                                    ------        ------
                                                                                                       637           359
                                                                                                    ------        ------
                                                                                                    ------        ------


                                                                                                     1998           1997
                                                                                                    L'000          L'000

         Highest paid director                                                                         136           105
                                                                                                    ------        ------
                                                                                                    ------        ------



       The number of directors participating in money purchase schemes was 5 (1997-4). Contributions in respect of the highest paid director were L12,393 (1997 - L12,498).

LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


6        NET INTEREST


                                                                                                      1998         1997
                                                                                                      L'000        L'000

         Bank overdraft interest payable                                                               307            62
         Bank interest receivable                                                                       (8)          (17)
         Net foreign currency transaction losses                                                        25             7
         Interest on finance leases                                                                     11           --
         Other                                                                                          18           124
                                                                                                    ------        ------
                                                                                                       353           181
                                                                                                    ------        ------
                                                                                                    ------        ------



7        TAXATION


                                                                                                     1998           1997
                                                                                                    L'000          L'000

         Corporation tax at 31% (1997-33%) - current                                                   --            151
                                           - prior years                                                 4           --
         ACT previously written off                                                                    --            (60)
         Release of deferred tax provision                                                             (10)          (78)
         Overseas taxation in - current year                                                            89           178
                              - prior years                                                            --            240
                                                                                                    ------        ------
                                                                                                        83           431
                                                                                                    ------        ------
                                                                                                    ------        ------


8        INTANGIBLE ASSETS


                                                                                                               Publishing
                                                                                                                   Rights
         COST                                                                                                      L'000

         At July 1, 1997                                                                                           2,679
         Prior Year Adjustment                                                                                    (2,679)
                                                                                                                  ------
         At July 1, 1997 (as restated)                                                                               --
         Additions                                                                                                   --
                                                                                                                  ------
         AT JUNE 30, 1998                                                                                            --
                                                                                                                  ------
                                                                                                                  ------

LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

9        TANGIBLE FIXED ASSETS


                                          LAND AND    PLANT AND        MOTOR
                                         BUILDINGS    MACHINERY       VEHICLES        TOTAL
                                          L'000        L'000           L'000          L'000
         COST
At July 1, 1997                             208           906            251          1,365
Additions                                    32           190              9            231
Disposals                                  --              (8)           (51)           (59)
Exchange differences                       --             (77)           (53)          (130)
                                         ------        ------         ------         ------
At June 30, 1998                            240         1,011            156          1,407
                                         ------        ------         ------         ------
                                         ------        ------         ------         ------
DEPRECIATION
At July 1, 1997                             148           358            122            628
Charge for year                              44           171             27            242
Disposals                                  --              (8)           (51)           (59)
Exchange differences                       --             (41)           (14)           (55)
                                         ------        ------         ------         ------
At June 30, 1998                            192           480             84            756
                                         ------        ------         ------         ------
                                         ------        ------         ------         ------
NET BOOK AMOUNTS AT JUNE 30, 1998            48           531             72            651
                                         ------        ------         ------         ------
                                         ------        ------         ------         ------
Net book amounts at June 30, 1997            60           548            129            737
                                         ------        ------         ------         ------
                                         ------        ------         ------         ------



       Land and buildings are entirely comprised of short leasehold assets.

       The net book value of the group's tangible fixed assets at June 30, 1998 includes an amount of L327,000 (1997 - L107,000) in respect of assets held under finance leases, which includes an amount of L257,000 which was the subject of a sale and leaseback transaction during the year.

       The company held no tangible fixed assets at June 30, 1998 (1997 - Lnil).

LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


10       FIXED ASSET INVESTMENTS


                                                                   1998                     1997
                                                             GROUP      COMPANY       Group       Company
                                                             L'000       L'000        L'000        L'000
       Investment in subsidiary undertakings at cost         --          4,697         --          4,697
       Other investments at cost                              144          144          144          144
                                                            -----        -----        -----        -----
                                                              144        4,841          144        4,841
                                                            -----        -----        -----        -----
                                                            -----        -----        -----        -----


         In the opinion of the directors the value of the group's and of the company's investments is not less than the amount at which they are stated in the balance sheet.


         Principal subsidiary undertakings at June 30, 1998 were:

       SUBSIDIARY                              COUNTRY OF             NATURE OF BUSINESS             PROPORTION OF
                                               INCORPORATION AND                                     ORDINARY SHARE
                                               OPERATION                                             CAPITAL HELD

       Linguaphone Institute Limited           United Kingdom         Provision of language courses  100%
       Linguaphone Institute (Hong Kong)       Hong Kong              Provision of language courses  100% (a)
       Limited
       Linguaphone Singapore Pte Ltd           Singapore              Provision of language courses  100% (a)
       Linguapac Distributors Sdn Bhd          Malaysia               Provision of language courses  100% (a)
       LIL Singapore Pte Ltd                   Singapore              Holding company                100% (a)


         (a) Shares are indirectly held through other group undertakings. All other shares are held directly by the company.


11       STOCKS


                                                          1998                             1997
                                                      GROUP          COMPANY            Group          Company
                                                      L'000            L'000            L'000            L'000
       Work in progress                                 126              --              214               --
       Finished goods and goods for resale            1,573              --            1,995               --
                                                      -----            -----            -----            -----
                                                      1,699              --            2,209               --
                                                      -----            -----            -----            -----
                                                      -----            -----            -----            -----


         There is no significant difference between the replacement cost of stocks and their balance sheet value.

LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


12       DEBTORS


                                                           1998                               1997
                                                      GROUP          COMPANY            Group          Company
                                                      L'000            L'000            L'000            L'000

       Trade debtors                                  6,530              --             6,593              --
       Other debtors                                    308              --               408              --
       Prepayments and deferred charges                 285              --               350              --
       Amounts owed by subsidiary undertaking           --             2,488              --             1,488
                                                      -----            -----            -----            -----
                                                      7,123            2,488            7,351            1,488
                                                      -----            -----            -----            -----
                                                      -----            -----            -----            -----



13       CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR


                                                           1998                               1997
                                                      GROUP          COMPANY            Group          Company
                                                      L'000            L'000            L'000            L'000

       Bank overdrafts                               2,714               --             1,836             --
       Bank loan                                       250               --               250             --
       Trade creditors                               1,259               --               921             --
       Corporation tax                                 140                                390             --
       Tax and social security                          60                99               43               99
       Obligations under finance leases                108               --                35             --
       Other creditors                                 445               --                96             --
       Amounts owed to the parent undertaking          --                --             2,013             --
       Accruals and deferred income                  1,209               909              943              909
                                                     -----             -----            -----            -----
                                                     6,185             1,008            6,527            1,008
                                                     -----             -----            -----            -----
                                                     -----             -----            -----            -----


         The bank overdraft is secured by specific and floating charges over the group's assets.

         The bank loan is secured by cross guarantees and first debentures between Linguaphone Group plc and its subsidiary undertakings to include a fixed charge over book debts and is repayable in equal quarterly instalments of L62,500 until 30 April 2002 and carries interest at LIBOR plus 1.75% per annum.


14       CREDITORS: AMOUNTS FALLING DUE AFTER MORE THAN ONE YEAR


                                                           1998                               1997
                                                      GROUP          COMPANY            Group          Company
                                                      L'000            L'000            L'000            L'000
       Bank loan                                       813               --               150              --
       Obligations under finance leases                169               --                80              --
                                                     -----             -----            -----            -----
                                                       982               --               230              --
                                                     -----             -----            -----            -----
                                                     -----             -----            -----            -----


LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------



15       PROVISION FOR LIABILITIES AND CHARGES

                                                                                        GROUP          COMPANY
                                                                                        L'000            L'000
       DEFERRED TAX
       At July 1, 1997                                                                     60              --
       Released during the year                                                           (10)             --
                                                                                        -----            -----
       AT JUNE 30, 1998                                                                    50              --
                                                                                        -----            -----
                                                                                        -----            -----

       Deferred tax relates to:
       Pension scheme prepayment                                                           50              --
                                                                                        -----            -----
                                                                                        -----            -----

         Where there is no intention to distribute the profits of overseas subsidiary undertakings, no deferred tax is provided in respect of liabilities which might arise on distribution by these companies.

         Unprovided deferred tax for both the group and the company amounts to Lnil (1997 - Lnil).


16       CALLED-UP SHARE CAPITAL


                                                        AUTHORISED                       ALLOTTED AND
                                                                                          FULLY PAID
                                                  1998             1997              1998              1997
                                                 L'000            L'000             L'000             L'000

        Ordinary shares of 5p each                2,500               100             2,007                88
        4.2% cumulative convertible
        preference shares of 15p each              --               1,100              --                 830
                                             ----------        ----------        ----------        ----------
                                                  2,500             1,200             2,007               918
                                             ----------        ----------        ----------        ----------
                                             ----------        ----------        ----------        ----------

        NUMBER OF SHARES:
        Ordinary shares of 5p each           50,000,000         2,200,000        40,132,624         1,765,714
                                             ----------        ----------        ----------        ----------
                                             ----------        ----------        ----------        ----------

        4.2% cumulative convertible
        preference shares of 15p each              --           7,333,333              --           5,531,609
                                             ----------        ----------        ----------        ----------
                                             ----------        ----------        ----------        ----------

         On 3 September 1997, Linguaphone Group plc de-merged from it's ultimate parent undertaking prior to that date, Centaur Communications Limited.

         Prior to the de-merger, the following changes were made in respect of the company's authorised and issued share capital:

        1) The company's authorised share capital was amended to 50,000,000 ordinary shares of 5p each.

        2) The whole of the issued preference share capital was converted into 13,441,809 ordinary shares of 5p each and 15,765,090 of redeemable deferred shares of 1p each in accordance with the company's Articles of Association. The deferred shares were redeemed immediately for an aggregate consideration of L1.00

        3) L1 million of the intra-group indebtedness between the Linguaphone and Centaur Groups was capitalised through the subscription by Centaur for 20,000,000 new ordinary shares of 5p each in the company at par.

LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


        4) A bonus issue of 4,865,101 ordinary shares of 5p each was made by the company to Centaur Communications Limited at par by capitalising part of the company's share premium account.

        5) A bonus issue of 60,000 ordinary shares of 5p each at par was made to Centaur Communications Limited on 1 September 1997 by capitalising part of the company's share premium account.


17       SHARE PREMIUM ACCOUNT AND CAPITAL REDEMPTION RESERVE


                                                                                           SHARE             CAPITAL
                                                                                         PREMIUM          REDEMPTION
                                                                                         ACCOUNT             RESERVE
                                                                                          L'000                L'000
       At July 1, 1997                                                                    3,892                 --
       Bonus Issue (see note 16)                                                           (246)                --
       Redemption of deferred shares (see note 16)                                          --                 157
                                                                                          -----              -----

       AT  JUNE 30, 1998                                                                  3,646                 157
                                                                                          -----              -----
                                                                                          -----              -----



18       RESERVES

                                                                                  GROUP CURRENCY
                                                                 PROFIT AND          TRANSLATION
                                                               LOSS RESERVE              RESERVE               TOTAL
                                                                      L'000                L'000               L'000
        At July 1, 1997                                               (641)                 (73)               (714)
        Movement during the year                                    (2,416)                  39              (2,377)
                                                                    ------               ------              ------
        AT JUNE 30, 1998                                            (3,057)                 (34)             (3,091)
                                                                    ------               ------              ------
                                                                    ------               ------              ------

         The cumulative amount of goodwill written off the profit and loss account amounts to L2,927,000 (1997 -L2,927,000).

         The company remained dormant in the year.


19       NET CASH OUTFLOW FROM OPERATING ACTIVITIES


                                                                                     1998                         1997
                                                                                    L'000                        L'000

        Operating (loss) / profit                                                  (1,980)                       1,076
        Depreciation                                                                  242                          208
        Amortisation of pension surplus                                                25                          194
        Investments written off                                                         -                           19
        Decrease / (increase) in stock                                                510                         (506)
        Decrease / (increase) in debtors                                              199                       (2,826)
        Increase in creditors                                                         970                          863
                                                                                   ------                        -----
        Net cash outflow from operating activities                                    (34)                        (972)
                                                                                   ------                        -----
                                                                                   ------                        -----

LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------



20       RECONCILIATION OF NET CASH FLOW TO MOVEMENT IN NET DEBT


                                                                                      1998                         1997
                                                                                     L'000                        L'000
        Decrease in cash in the year                                                 (968)                        (902)
        Cash outflow / (inflow) from financing                                        173                         (925)
        Cash (inflow) from finance leases                                            (137)                         --
                                                                                   ------                       ------
        Change in net debt resulting from cash flows                                 (932)                      (1,827)

        Inception of finance leases                                                   (25)                        (115)
        Effect of foreign exchange                                                    (63)                         (75)
        Other non-cash items                                                        1,177                          --
                                                                                   ------                       ------
        Movement in net debt in the year                                              157                       (2,017)

        Net debt at July 1, 1997                                                   (3,892)                      (1,875)
                                                                                   ------                       ------

        Net debt at June 30, 1998                                                  (3,735)                      (3,892)
                                                                                   ------                       ------
                                                                                   ------                       ------




21       ANALYSIS OF CHANGES IN NET DEBT


                                        AT JULY 1,      CASH FLOW     NON-CASH      EXCHANGE         AT JUNE
                                          1997                       TRANSACTIONS    MOVEMENT      30, 1998
                                         L'000           L'000         L'000          L'000           L'000
       Cash in hand and at bank           472            (90)          --              (63)           319
        Overdraft                       (1,836)          (878)          --             --           (2,714)
                                        ------         ------         ------         ------         ------
                                        (1,364)          (968)          --              (63)        (2,395)

        Debt                              (400)          (663)          --             --           (1,063)
        Finance leases                    (115)          (137)           (25)          --             (277)
        Parent undertaking              (2,013)          (836)         1,177           --             --
                                        ------         ------         ------         ------         ------
                                        (3,892)          (932)         1,152            (63)        (3,735)
                                        ------         ------         ------         ------         ------
                                        ------         ------         ------         ------         ------



22       MAJOR NON-CASH TRANSACTIONS

         During the year the group entered into finance lease arrangements in respect of assets with a total capital value at the inception of the leases of L25,000 (1997-L115,000).

         Part of the discharge of the debt owing at July 1, 1997 to the parent undertaking comprised the capitalisation of L1 million on the issue of 20,000,000 ordinary 5p shares at par. A further L177,000 remains outstanding within creditors.

LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


23       FINANCIAL COMMITMENTS


         FINANCE LEASE COMMITMENTS                                 1998                1997
         The net obligations under finance                        L'000               L'000
         leases are as follows:
         Payable within one year                                    108                  35
         Payable within two to five years                           169                  80
                                                                    ---                 ---
                                                                    277                 115
                                                                    ---                 ---
                                                                    ---                 ---


         OPERATING LEASE COMMITMENTS
         The group had annual non-cancellable operating lease commitments at June 30, 1998 as follows:



                      LAND AND BUILDINGS                OTHER
                                    1998       1997      1998       1997
                                   L'000      L'000
        Leases expiring
        - within one year           165        101        --         --
        - within two to five        154        284         12          7
        years
        - over five years           173        109        --         --
                                    ---        ---        ---        ---
                                    492        494         12          7
                                    ---        ---        ---        ---
                                    ---        ---        ---        ---


         CAPITAL COMMITMENTS

         The Group had made no contractual commitments not provided for in the financial statements (1997 - Lnil).


24       PENSION SCHEME

         The company contributes to individual and collective money purchase pension schemes in respect of directors and employees once they have completed the requisite period of service. The pension charge in respect of these schemes for the year amounted to L104,466 (1997 - L68,723)

         The company also operates a pension scheme providing benefits based on final pensionable pay. The assets of the scheme are held separately from those of the company. The contributions are determined by qualified actuary using the projected unit and the projected accrued cost methods. The most recent valuation was at June 30, 1996. The assumptions which have the most significant effect on the results of the valuation are those relating to the rate of return on investments and the rates of increase in salaries and pensions. It was assumed that the investment returns would be 8.5% per annum, and that salary increase at the rate of nil % per annum.

         The most recent actuarial valuation showed that there was a surplus of the scheme's assets and therefore no future contributions are expected to be payable by the company in respect of this scheme. The future contributions of employees will be 5% of earnings. It is anticipated that these contribution levels will eliminate the pension scheme surplus over the remaining service lives of employees in the scheme.

         The surplus is included in the Balance Sheet within Prepayments and Deferred Charges and at June 30, 1998 amounted to L127,008 (1997 - L152,000). This surplus is being amortised over the remaining service lives of employees in the scheme.

LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


25       CONTINGENT LIABILITIES

         The Group has given cross guarantees and first debentures in respect of bank borrowings.

         Linguaphone Group plc and Linguaphone Institute Limited have both provided letters of support to contain subsidiary undertakings indicating their intention to provide undertakings indicating their intention to provide financial support where necessary to enable those subsidiaries to meet their liabilities as they fall due.



26       RECONCILIATION TO US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP)

         The accompanying financial statements have been prepared in accordance with UK GAAP, which differs in certain material respects from US GAAP. Such differences involve methods for measuring the amounts shown in the financial statements, as well as additional disclosures required by US GAAP.

         The effect on the company's retained (loss)/profit and shareholders' equity of applying the significant differences between UK GAAP and US GAAP is summarised in the reconciliation statements set out below:

         (a) Reconciliation of profit and loss accounts:


                                                                         1998           1997
                                                                         L'000          L'000
        Net (loss)/profit per UK GAAP                                   (2,416)            464
        Movement in product development expense/(credit) (1)                67            (193)
        Amortisation expense (2)                                           (89)            (89)
        Pension charge (4)                                                --              --
        Taxation on development expense movement (1)                       (21)             60
                                                                       -------         -------

        Net (loss)/income per US GAAP                                   (2,459)            242
                                                                       -------         -------
                                                                       -------         -------

          (Loss)/earnings per share in accordance with US GAAP:

        Basic                                                             (.07)            .14
        Diluted                                                           (.07)            .03
                                                                       -------         -------
                                                                       -------         -------

        Average number of shares outstanding:

        Basic                                                           33,738           1,766
        Diluted                                                         33,738           7,297
                                                                       -------         -------
                                                                       -------         -------


LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


         (b) Reconciliation of Shareholders' Equity
                                                                                         1998                1997
                                                                                        L'000               L'000
       Shareholders' funds per UK GAAP                                                  2,719               4,096
       Development expense (1)                                                          (126)               (193)
       Reinstatement of goodwill written off (2)                                        2,679               2,679
       Amortisation expense (2)                                                         (803)               (714)
       Pension charge (4)                                                                   -                   -
       Taxation credit on development expense (1)                                          39                  60
                                                                                        -----               -----

       Shareholders' equity per US GAAP                                                 4,508               5,928
                                                                                        -----               -----
                                                                                        -----               -----

         (c) Changes in Shareholders' equity on a US GAAP basis:

                                                                                         1998                 1997
                                                                                        L'000                L'000
       Shareholders' equity at beginning of year                                        5,928               5,749
       Net (loss)/profit                                                              (2,459)                 242
       Translation adjustments                                                             39                 (63)
       Issue of share capital                                                           1,000                   0
                                                                                        -----               -----

       Shareholders' equity at the end of the year                                      4,508               5,928
                                                                                        -----               -----
                                                                                        -----               -----



The following are descriptions of US GAAP reconciling items:

        (1) In compliance with UK GAAP, the Group defers, within work in progress, development expenditure related to specific projects when recoverability can be assessed with reasonable certainty and amortised over the contribution period for the project. In compliance with US GAAP, development expenditures are expensed in the period incurred.

        (2) In compliance with UK GAAP, the Group has written off goodwill to shareholders' equity. In compliance with US GAAP, the goodwill has been reinstated and is being amortised over 30 years.

        (3) In compliance with UK GAAP, the deferred tax effects of timing differences existing at the balance sheet date are calculated under the liability method (using tax rates likely to apply in the future when the timing difference will reverse). However, the Group is not required to record the full liability, and may elect to utilise the partial provision approach. Under the partial provision approach, the amount of deferred tax to be provided is the liability that is expected to arise in the future based on a projection of the extent to which the cumulative timing differences existing at the balance sheet date are expected to reverse. In compliance with US GAAP deferred taxes are provided for on a full liability basis.

                     Under the full liability method, deferred tax assets or liabilities are recognised for differences between the financial and tax bases of assets and liabilities and for tax loss carryforwards at the statutory rate at each reporting date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realised.

LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


                     The UK tax losses for the year ended June 30, 1998 were L2,220,000. For US GAAP purposes this amount could be capitalised as a deferred tax asset if the losses are expected to crystallise in future periods. As it is not expected that this loss will be utilised in the foreseeable future, a valuation allowance has been set up for the full amount of tax loss carry forward.

        (4) In compliance with UK GAAP, the cost of providing pensions should be recognised on a systematic and rational basis over the working lives of the employees in the scheme. The employer is able to select the actuarial valuation method to fulfil the accounting objective. Broadly speaking, in determining the regular pension cost of the year, pension liabilities are discounted using an interest rate representing the expected long-term return on scheme assets. In compliance with US GAAP, a particular actuarial approach is required to be used for measuring pension cost (service cost) - the projected unit credit method - and in general prescribes tightly drawn rules as to the computation of pension liabilities to be assessed without regard to the Company's pension funding arrangements.

                     A similar exercise was not carried out in the previous year although the actuary confirmed that, in his estimation, the charge would not be material to the Centaur Communications Limited group's result.

                     Net pension cost included in operating results for the Plan were:


                                                                                      1998               1997
                                                                                     L'000              L'000
                    Service cost                                                        10                 10
                    Interest cost on the project benefit obligation                    112                112
                    Actual return on Plan assets                                      (90)              (100)
                    Deferred asset gain                                               (55)               (45)
                    Amortisation of net transition asset                              (23)               (23)
                                                                                      ---                ---

                    Net Pension cost                                                  (46)               (46)
                                                                                      ---                ---
                                                                                      ---                ---

                     The actuarial computations that derived the above amounts assumed a discount rate on project benefit obligations of 5.75% at June 30, 1998, an expected long-term rate of return on plan assets of 7.50% and annual salary increases averaging 4.0% for 1998.

                     Plan assets include primarily an insurance contract and, to a lesser extent, comingled funds and a group annuity contract from a Fund. The funded status and prepaid pension cost are as follows:

                                                                                      1998               1997
                                                                                     L'000              L'000
                    Fair value of Plan assets                                        1,535              1,610
                    Actuarial present value of benefit obligation:
                             Vested                                                  1,851              1,575
                                                                                     -----              -----
                    Excess of Plan assets over projected benefit                     (316)                 35
                    obligations
                    Unrecognised net transition (gain)/loss                            220                 38
                                                                                     -----              -----

                    Net Pension asset                                                   96                 73
                                                                                     -----              -----
                                                                                     -----              -----


LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


         (5)         CASH FLOW INFORMATION

                     In compliance with UK GAAP, the Cash Flow Statement is presented in accordance with UK Financial Reporting Standard No. 1, as revised (FRS 1). The Statement prepared under FRS 1 presents substantially the same information as that required in compliance with US GAAP as interpreted by SFAS No. 95. In compliance with UK GAAP, cash comprises cash in hand and at bank (including overnight deposits), net of bank overdrafts. In compliance with US GAAP, cash and cash equivalents include cash and short-term investments with original maturities of three months or less.

                     In compliance with UK GAAP, cash flows are presented for operating activities; returns on investments and servicing of finance; taxation; capital expenditure; acquisitions and disposals; equity dividends paid; management of liquid resources and financing. US GAAP requires the classification of cash flows as resulting from operating, investing and financing activities.

                     Cash flows in accordance with US GAAP in respect of interest received, interest paid, investment income and taxation would be included within operating activites. Capital expenditure and financial investment and cash flows from disposals would be included within investing activities in compliance with US GAAP. Dividends paid by subsidiary undertakings, minority interests, equity dividends paid, management of liquid resources and returns on investments and servicing of finance would be included within financing activities in compliance with US GAAP.

                     A summary of the group's operating, investing and financing activities classified in accordance with US GAAP, is presented below. For purposes of this summary, cash and cash equivalents consist of cash at bank and in hand.

                                                                                                  1998            1997
                                                                                                 L'000           L'000
                     Cash used by operating activites                                            (726)         (1,293)
                     Cash used in investing activities                                           (206)           (534)
                     Cash generated by financing activities                                        842           1,974
                     Effect of exchange rate changes on cash                                      (63)            (75)
                                                                                                  ---             ---
                     Net decrease in cash and cash equivalents                                   (153)              72
                     Cash and cash equivalents in compliance with US GAAP at the
                     beginning of the year                                                         472             400
                                                                                                   ---             ---
                     Cash and cash equivalents in compliance with US GAAP at the end of
                     the year                                                                      319             472
                                                                                                   ---             ---
                                                                                                   ---             ---

LINGUAPHONE GROUP PLC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


27       ADDITIONAL DISCLOSURES RELATING TO US GAAP

(I)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         Linguaphone Group Plc is a holding company which did not trade during the year. The principal activities of the group are the creation, assembly and sale of home study language courses in over 30 languages for markets worldwide.

         MANAGEMENT ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of cash and cash equivalents, trade debtors, trade creditors are approximately equivalent to their carrying values due to the short maturity of these asset and liabilities.

(II)     RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997 the Financial Accounting Standards Board issued SFAS 130 "Reporting the Comprehensive Income", SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has considered the effects of this statement and does not believe to have any comprehensive income as defined by this statement.

         In May 1997 the Financial Accounting Standards Board issued SFAS 131 "Disclosure about Segments of an Enterprise and Related Information", SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that the effect of adoption of SFAS will not be material.

         In June 1998 the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company has not yet determined the impact, if any, that the adoption of SFAS 133 will have on the consolidated financial statements.