Form 10-Q
period 1999-02-27
GRIFFIN LAND & NURSERIES INC
filed 1999-04-12
CIK 1037390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10Q
                                Quarterly Report
                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



For the 13 Weeks Ended                                      Commission File No.
FEBRUARY 27, 1999                                                       0-29288


                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                 06-0868496
(State or other jurisdiction of incorporation            (IRS Employer
or organization)                                         Identification Number)

ONE ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                 10020
(Address of principal executive offices)                             (Zip Code)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE                (212) 218-7910



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


      NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 22, 1999: 4,842,704

                         GRIFFIN LAND & NURSERIES, INC.
                                    FORM 10Q









PART I    FINANCIAL INFORMATION                                    PAGE


          CONSOLIDATED STATEMENT OF OPERATIONS
          13 WEEKS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998      3

          CONSOLIDATED BALANCE SHEET
          FEBRUARY 27, 1999 AND NOVEMBER 28, 1998                     4

          CONSOLIDATED STATEMENT OF CASH FLOWS
          13 WEEKS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998      5

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          13 WEEKS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998      6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               7-11

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS            12-13


PART II   OTHER INFORMATION                                           14





SIGNATURES                                                            15

                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (dollars in thousands, except per share data)



                                                                        FOR THE 13 WEEKS ENDED,
                                                                        -----------------------
                                                                      FEB. 27,          FEB. 28,
                                                                          1999              1998
                                                                   -----------         ---------
Net sales and other revenue                                           $  5,165          $  3,514
Cost and expenses:
Cost of goods sold                                                       3,568             2,495
Selling, general and administrative expenses                             3,704             3,466
                                                                   -----------         ---------
Operating loss                                                         (2,107)           (2,447)
Interest expense                                                            37                46
Interest income                                                             25               133
                                                                   -----------         ---------
Loss before income tax benefit                                         (2,119)           (2,360)
Income tax benefit                                                       (784)             (873)
                                                                   -----------         ---------
Loss before equity investments                                         (1,335)           (1,487)
                                                                   -----------         ---------
(Loss) income from equity investments:
    Investment in Centaur Communications, Ltd.                           (159)                62
    Investment in Linguaphone Group plc (see Note 3)                      (12)               (5)
                                                                   -----------         ---------
(Loss) income from equity investments                                    (171)                57
                                                                   -----------         ---------
Net loss                                                           $   (1,506)         $ (1,430)
                                                                   -----------         ---------
                                                                   -----------         ---------
Basic net loss per common share                                      $  (0.31)          $ (0.30)
                                                                   -----------         ---------
                                                                   -----------         ---------
Diluted net loss per common share                                    $  (0.31)          $ (0.30)
                                                                   -----------         ---------
                                                                   -----------         ---------









SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC
                           CONSOLIDATED BALANCE SHEET
                  (dollars in thousands, except per share data)



                                                                          FEB. 27,          NOV. 28,
ASSETS                                                                        1999              1998
                                                                       -----------       -----------
CURRENT ASSETS
Cash and cash equivalents                                                $      76          $  2,059
Accounts receivable, less allowance of $503 and $490                         1,301             4,654
Inventories                                                                 30,388            26,746
Deferred income taxes                                                        3,220             3,220
Other current assets                                                         1,595             2,625
                                                                       -----------       -----------
TOTAL CURRENT ASSETS                                                        36,580            39,304
Real estate held for sale or lease, net                                     32,719            31,519
Investment in Centaur Communiciations, Ltd.                                 15,994            16,153
Property and equipment, net                                                 13,372            12,635
Other assets                                                                 5,579             5,305
                                                                       -----------       -----------
TOTAL ASSETS                                                              $104,244          $104,916
                                                                       -----------       -----------
                                                                       -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                 $   5,390         $   5,586
Long-term debt due within one year                                           2,333               322
Income taxes payable                                                           --                 92
                                                                       -----------       -----------
TOTAL CURRENT LIABILITIES                                                    7,723             6,000
Long-term debt                                                               2,654             2,666
Deferred income taxes                                                          313             1,097
Other noncurrent liabilities                                                 3,874             3,967
                                                                       -----------       -----------
TOTAL LIABILITIES                                                           14,564            13,730
                                                                       -----------       -----------
Commitments and contingencies                                                    -                 -

Common stock, par value $0.01 per share, authorized
10,000,000 shares, issued and outstanding 4,842,704 shares                      48                48
Additional paid in capital                                                  93,491            93,491
Accumulated deficit                                                        (3,859)           (2,353)
                                                                       -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                  89,680            91,186
                                                                       -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $104,244          $104,916
                                                                       -----------       -----------
                                                                       -----------       -----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                         Page 4

                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)

                                                                     FOR THE 13 WEEKS ENDED,
                                                                     -----------------------
                                                                   FEB. 27,           FEB. 28,
                                                                       1999               1998
                                                                 ----------         ----------
OPERATING ACTIVITIES:
Net loss                                                           $(1,506)           $(1,430)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                        542                513
   Loss (income) from equity investments                                171               (57)
   Deferred income taxes                                              (784)              (873)
Income tax refund received                                              926                  -
Changes in assets and liabilities:
   Accounts receivable                                                3,340              3,165
   Inventories                                                      (3,642)            (3,152)
   Accounts payable and accrued liabilities                           (195)            (1,179)
   Other, net                                                            67               (11)
                                                                 ----------        -----------
Net cash used in operating activities                               (1,081)            (3,024)
                                                                 ----------        -----------

INVESTING ACTIVITIES:
Additions to real estate held for sale or lease                     (1,413)              (940)
Additions to property and equipment                                 (1,030)              (221)
Additional investment in Linguaphone Group plc (see Note 3)           (377)                  -
                                                                 ----------        -----------
Net cash used in investing activities                               (2,820)            (1,161)
                                                                 ----------        -----------

FINANCING ACTIVITIES:
Increase in debt                                                      2,000                  -
Payments of debt                                                       (82)               (74)
                                                                 ----------        -----------
Net cash provided by (used in) financing activities                   1,918               (74)
                                                                 ----------        -----------
Net decrease in cash and cash equivalents                           (1,983)            (4,259)
Cash and cash equivalents at beginning of period                      2,059             11,519
                                                                 ----------        -----------
Cash and cash equivalents at end of period                       $       76          $   7,260
                                                                 ----------        -----------
                                                                 ----------        -----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                         Page 5

                         GRIFFIN LAND & NURSERIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                    SHARES OF                       ADDITIONAL
                                     COMMON          COMMON          PAID-IN            ACCUMULATED
                                      STOCK           STOCK          CAPITAL              DEFICIT                   TOTAL
                                      -----           -----          -------              -------                   -----
Balance at November 29, 1997         4,743,590             $47          $92,950             $(2,474)               $90,523

Net loss                                     -               -                -              (1,430)               (1,430)
                                 -------------           -----       ----------              -------               -------

Balance at February 28, 1998         4,743,590             $47          $92,950             $(3,904)               $89,093
                                 -------------           -----       ----------              -------               -------
                                 -------------           -----       ----------              -------               -------

Balance at November 28, 1998         4,842,704             $48          $93,491             $(2,353)               $91,186

Net loss                                     -               -                -              (1,506)               (1,506)
                                 -------------           -----       ----------              -------               -------

Balance at February 27, 1999         4,842,704             $48          $93,491             $(3,859)               $89,680
                                 -------------           -----       ----------              -------               -------
                                 -------------           -----       ----------              -------               -------




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

1.  BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 1998 Financial Statements included in Form 10K as filed with the Securities and Exchange Commission on February 26, 1999, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period have been reflected.

         The results of operations for the thirteen weeks ended February 27, 1999, are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.  INDUSTRY SEGMENT INFORMATION

         Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

                                                        FOR THE 13 WEEKS ENDED,
                                                    ------------------------------
                                                       FEB. 27,           FEB. 28,
                                                           1999               1998
                                                    -----------         ----------
NET SALES AND OTHER REVENUE
Landscape nursery                                        $4,226             $2,858
Real estate                                                 939                656
                                                    -----------         ----------
                                                         $5,165             $3,514
                                                    -----------         ----------
                                                    -----------         ----------
OPERATING LOSS
Landscape nursery                                      $(1,718)           $(1,864)
Real estate                                                (46)              (194)
                                                    -----------         ----------
Industry segment totals                                 (1,764)            (2,058)
General corporate expense                                  343                389
Interest expense (income), net                              12                (87)
                                                    -----------         ----------
Loss before income tax benefit                         $(2,119)           $(2,360)
                                                    -----------         ----------
                                                    -----------         ----------

                                                       FEB. 27,           NOV. 28,
IDENTIFIABLE ASSETS                                        1999               1998
                                                     ----------         ----------
Landscape nursery                                       $46,349            $46,881
Real estate                                              36,254             35,480
                                                    -----------         ----------
Industry segment totals                                  82,603             82,361
General corporate                                        21,641             22,555
                                                    -----------         ----------
                                                       $104,244           $104,916
                                                    -----------         ----------
                                                    -----------         ----------

         See Note 3 for information on Griffin's equity investment in Centaur Communications, Ltd.

3.  INVESTMENTS

         INVESTMENT IN CENTAUR COMMUNICATIONS, LTD.

         Griffin accounts for its investment in Centaur Communications, Ltd. ("Centaur") under the equity method of accounting for investments. The summarized financial data of Centaur shown below was derived from Centaur's financial statements which are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity income (loss) from Centaur reflects certain adjustments to reflect Centaur's results in accordance with generally accepted accounting principles in the United States.

                                                       THREE MONTHS ENDED,
                                                    ------------------------
                                                     FEB. 27,       FEB. 28,
                                                         1999           1998
                                                    ---------       --------
Net sales                                             $17,427        $16,286
Costs and expenses                                     16,997         15,254
                                                    ---------       --------
Operating profit                                          430          1,032
Interest expense (income), net                            449           (64)
                                                    ---------       --------
(Loss) income before taxes                               (19)          1,096
Income taxes                                               23            561
                                                    ---------       --------
Net (loss) income                                    $   (42)         $  535
                                                    ---------       --------
                                                    ---------       --------

                                                     FEB. 27,       NOV. 28,
                                                         1999           1998
                                                    ---------       --------
Current assets                                        $22,184        $20,637
Intangible assets                                       8,661          8,752
Other noncurrent assets                                 8,780          8,074
                                                    ---------       --------
Total assets                                          $39,625        $37,463
                                                    ---------       --------
                                                    ---------       --------

Current liabilities                                   $22,451        $21,897
Debt                                                   21,450         19,800
Noncurrent liabilities                                  3,493          3,493
                                                    ---------       --------
Total liabilities                                      47,394         45,190
Accumulated deficit                                   (7,769)        (7,727)
                                                    ---------       --------
Total liabilities and deficit                         $39,625        $37,463
                                                    ---------       --------
                                                    ---------       --------

         On March 31, 1999, Centaur acquired a group of United Kingdom magazines and trade shows in the engineering field from Miller Freeman UK, Ltd. for approximately $20 million. Centaur financed this acquisition with additional debt.

         INVESTMENT IN LINGUAPHONE GROUP PLC

         On January 22, 1999, Linguaphone Group Plc ("Linguaphone") completed an offering of its common stock in which Griffin participated to a limited extent. As a result of the issuance of additional shares of Linguaphone common stock, Griffin's common equity ownership was reduced to approximately 14% of Linguaphone's outstanding common stock after the offering. As a result, Griffin is accounting for its investment in Linguaphone under the cost method of accounting for investments subsequent to the reduction in its common equity ownership interest in Linguaphone. Prior to the reduction in its common equity ownership interest, Griffin accounted for its investment in Linguaphone under the equity method of accounting for investments. Griffin's investment in Linguaphone was approximately $2.3 million at February 27, 1999, and is included in other assets on Griffin's consolidated balance sheet.

4. LONG-TERM DEBT

         Long-term debt includes:

                                              FEB. 27,               NOV. 28,
                                                  1999                   1998
                                           -----------            -----------
        Mortgages                               $2,474                 $2,495
        Credit agreement                         2,000                      -
        Capital leases                             513                    493
                                           -----------            -----------
        Total                                    4,987                  2,988
        Less: due within one year                2,333                    322
                                           -----------            -----------
        Total long-term debt                    $2,654                 $2,666
                                           -----------            -----------
                                           -----------            -----------

         Griffin's subsidary, Imperial Nurseries, Inc. ("Imperial") entered into a $10 million revolving credit agreement (the "Imperial Credit Agreement") with a lender in May 1998. The initial borrowings under the Imperial Credit Agreement took place in the 1999 first quarter. The Imperial Credit Agreement terminates in June 1999, therefore, the amount outstanding under the Imperial Credit Agreement is classified as current. Griffin is negotiating with the lender to replace the Imperial Credit Agreement with a parent company borrowing facility to provide working capital, as required, for Imperial and interim financing for Griffin's real estate business.

         Griffin is in the process of obtaining mortgage financing on several of its buildings in the New England Tradeport. Proceeds would be used to repay an existing mortgage on certain of those properties with the balance used for further development of Griffin's real estate assets.

5.  STOCK OPTIONS

         On January 11, 1999, Griffin's Board of Directors approved an amendment to the Griffin Stock Option Plan which made available an additional 300,000 shares for grant. The Board also approved a total of 248,100 options to be granted at $13.25 per share, the market price of Griffin's common stock at the time of grant. The options granted have a ten year life and vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. Such amendment is subject to approval by Griffin's stockholders. Activity under the Griffin Stock Option Plan is as follows:

                                                                   NUMBER OF        WEIGHTED AVG.
                                                                    SHARES          EXERCISE PRICE
                                                                   ---------        --------------
        Options outstanding at November 28, 1998                   369,607            $10.79
        Options issued                                             248,100            $13.25
                                                                   -------
        Options outstanding at February 27, 1999                   617,707            $11.78
                                                                   -------
                                                                   -------

        Number of option holders as of February 27, 1999                39
                                                                   -------
                                                                   -------


         At February 27, 1999, 160,607 options outstanding under the Griffin Stock Option Plan were vested with a weighted average price of $5.65 per share.

6. PER SHARE RESULTS
         Basic and diluted per share results were based on the following:

                                                                              FOR THE 13 WEEKS ENDED,
                                                                             ------------------------
                                                                               FEB. 27,      FEB. 28,
                                                                                   1999          1998
                                                                             ----------    ----------
        Net loss as reported for computation of basic per share results        $(1,506)      $(1,430)

        Adjustment to net loss for assumed exercise of options of
     equity investee (Centaur)
                                                                                      -           (8)
                                                                             ----------    ----------
        Adjusted net loss for computation of diluted per share results         $(1,506)      $(1,438)
                                                                             ----------    ----------
                                                                             ----------    ----------

        Weighted average shares outstanding for computation of
     basic and diluted per share results                                     4,843,000     4,744,000
                                                                             ----------    ----------
                                                                             ----------    ----------

7.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

         INVENTORIES

         Inventories consist of:

                                                              FEB. 27,           NOV. 28,
                                                                  1999               1998
                                                            ----------         ----------
                       Nursery stock                         $  27,344           $ 24,329
                       Finished goods                            1,726              1,420
                       Materials and supplies                    1,318                997
                                                            ----------         ----------
                                                               $30,388            $26,746
                                                            ----------         ----------
                                                            ----------         ----------

         PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                              FEB. 27,          NOV. 28,
                                                                  1999              1998
                                                           -----------        ----------
                      Land and improvements                   $  7,054         $   6,336
                      Buildings                                  3,960             3,871
                      Machinery and equipment                   13,489            13,297
                                                           -----------        ----------
                                                                24,503            23,504
                      Accumulated depreciation                (11,131)          (10,869)
                                                           -----------        ----------
                                                               $13,372           $12,635
                                                           -----------        ----------
                                                           -----------        ----------


         Griffin incurred capital lease obligations of $81 and $40, respectively, in the thirteen weeks ended February 27, 1999 and February 28, 1998.
                                                                         Page 10

         REAL ESTATE HELD FOR SALE OR LEASE

         Real estate held for sale or lease consists of:


                                                                                                FEB. 27,          NOV. 28,
                                                                                                    1999              1998
                                                                                              ----------        ----------
                       Land                                                                       $4,808           $ 4,808
                       Land improvements                                                          14,480            14,480
                       Buildings                                                                  21,057            19,687
                                                                                              ----------        ----------
                                                                                                  40,345            38,975
                       Accumulated depreciation                                                  (7,626)           (7,456)
                                                                                              ----------        ----------
                                                                                                 $32,719           $31,519
                                                                                              ----------        ----------
                                                                                              ----------        ----------


                         GRIFFIN LAND & NURSERIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
         Griffin's net sales and other revenue increased to $5.1 million in the 1999 first quarter from $3.5 million in the 1998 first quarter. The net sales increase of $1.6 million was principally due to an increase at Imperial which had net sales of $4.2 million in the 1999 first quarter versus net sales of $2.9 million in the 1998 first quarter. The net sales increase at Imperial principally reflected increased volume at Imperial's wholesale sales and service centers, due, in part, to the relatively moderate weather early in the 1999 first quarter which allowed a continuation of the strong 1998 fall sales of plant materials into the 1999 first quarter. Additionally, 1999 first quarter sales of snow removal and related winter products by the wholesale sales and service centers increased over last year's first quarter. Net sales and other revenue at Griffin's real estate business, Griffin Land, increased to $0.9 million in the 1999 first quarter from $0.7 million in the 1998 first quarter. The increase reflected rental revenue in the 1999 first quarter from new leases, including rental revenue from the approximately 98,000 square foot warehouse in the New England Tradeport, which was completed in mid-1998 and was fully leased in the 1999 first quarter.

         Griffin incurred an operating loss of $2.1 million in the 1999 first quarter versus an operating loss of $2.4 million in the 1998 first quarter. At Imperial, the 1999 first quarter operating loss was $1.7 million versus an operating loss of $1.9 million in the 1998 first quarter. The improved results reflected Imperial's increased net sales, as margins were 28.1% in both the 1998 and 1999 first quarters. Operating expenses increased at Imperial, due principally to the increased sales volume. Imperial has historically incurred operating losses in the first quarter due to the highly seasonal nature of the landscape nursery business in the markets where Imperial operates. Griffin Land incurred an operating loss of less than $0.1 million in the 1999 first quarter as compared to an operating loss of $0.2 million in the 1998 first quarter. The improved results principally reflect the effect of the higher rental revenue.

         The lower interest income in the 1999 first quarter as compared to the 1998 first quarter reflected the substantially lower amount of cash on hand in the 1999 first quarter as compared to the 1998 first quarter. The lower interest expense reflects an increase in the amount of capitalized interest in the 1999 first quarter as compared to interest capitalized in the 1998 first quarter, partially offset by interest expense related to Imperial's revolving credit agreement.

         Results from Griffin's equity investment in Centaur decreased by $0.2 million in the 1999 first quarter as compared to the 1998 first quarter. The decrease reflected lower operating results from Centaur's magazine publishing business and higher interest expense. The interest expense relates to debt, the proceeds of which Centaur used to repurchase a portion of its outstanding common stock in the 1998 third quarter. Results from Griffin's investment in Linguaphone were substantially break-even in both the 1998 and 1999 first quarters. Griffin's limited participation in the Linguaphone share offering in the 1999 first quarter resulted in Griffin's common equity interest in Linguaphone being reduced to 14% (11% fully diluted). As a result, Griffin is accounting for its investment in Linguaphone under the cost method of accounting for investments subsequent to this reduction in ownership (see Note 3).

LIQUIDITY AND CAPITAL RESOURCES

         Griffin's net cash used in operating activities decreased to $1.1 million in the 1999 first quarter from $3.0 million used in operating activities in the 1998 first quarter. The decrease principally reflects the income tax refund of $0.9 million received in the 1999 first quarter and a smaller decrease in accounts payable and accrued liabilities in the 1999 first quarter as compared to the decrease in the 1998 first quarter. The smaller decrease in accounts payable and accrued liabilities was due to timing. Net cash used in investing activities was $2.8 million in the 1999 first quarter as compared to $1.2 million in the 1998 first quarter. The increased spending reflected a $0.8 million increase in additions to property and equipment as compared to last year, due principally to Imperial's acquisition of land to expand its Cincinnati wholesale sales and service center. Additions by Griffin Land to real estate held for sale or lease were $1.4 million in the 1999 first quarter as compared to $0.9 million in the 1998 first quarter. Expenditures in 1999 were principally for construction of the approximately 100,000 square foot warehouse being built in the New England Tradeport. Completion of this new warehouse is expected in the 1999 second quarter. Additionally, Griffin took part, to a limited extent, in a share offering by Linguaphone (see Note 3).

         Griffin's financing activities reflected proceeds from the initial borrowings under Imperial's Revolving Credit Agreement ("Imperial Credit Agreement") that was entered into last year. The Imperial Credit Agreement terminates in June 1999, and Griffin is negotiating with the lender to replace the Imperial Credit Agreement with a parent company borrowing facility to provide working capital for Imperial and interim financing for Griffin Land's real estate development activities.

         Griffin is in the process of obtaining mortgage financing on several of its buildings in the New England Tradeport. Proceeds would be used to repay an existing mortgage on certain of those properties with the balance used for further development of Griffin's real estate assets. Management believes that in the near term, based on the current level of operations and anticipated growth, cash flow from operations and borrowings under the Imperial Credit Agreement and a successor revolving credit facility will be sufficient to finance its landscape nursery business and fund development of its real estate assets. Over the intermediate and long term, selective mortgage placements may also be required to fund capital projects.

YEAR 2000

         Griffin is addressing its year 2000 ("Y2K") issue and has identified its critical computer applications that are not Y2K compliant. A portion of the applications not Y2K compliant have been modified, successfully tested and are now Y2K compliant. Modification of the balance of the computer applications originally identified as not Y2K compliant is currently under way, with all applications anticipated to be Y2K compliant in the 1999 second quarter. The modification on the applications that are already Y2K compliant and the work currently in process is being performed by Griffin employees. Costs attributed to such work are expected to be less than $0.1 million in the aggregate.

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


FORWARD LOOKING INFORMATION

         The information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to completion of the new warehouse, obtaining mortgage financing, completing a new revolving credit agreement and becoming Y2K compliant in a timely manner. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

PART II           OTHER INFORMATION

Items 1 - 5 not applicable

Item 6   Exhibits and Reports on Form 8K

                  (a)      Exhibits

                           EXHIBIT NO.               DESCRIPTION

                            27                 Financial Data Schedule


                  (b) There were no reports filed on Form 8K by the Registrant during the 1999 first quarter.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              GRIFFIN LAND & NURSERIES, INC.


                                                /S/ FREDERICK M. DANZIGER
                                               -------------------------------
DATE:  APRIL 12, 1999                               FREDERICK M. DANZIGER
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER





                                                /S/ ANTHONY J. GALICI
                                               -------------------------------
DATE:  April 12, 1999                               ANTHONY J. GALICI
                                        VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                  AND SECRETARY