Form 10-Q
period 1999-05-29
GRIFFIN LAND & NURSERIES INC
filed 1999-07-13
CIK 1037390

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q

                                Quarterly Report
                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the 13 Weeks Ended                                       Commission File No.
    May 29, 1999                                                  0-29288

                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      06-0868496
 (state or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

One Rockefeller Plaza, New York, New York                  10020
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number including Area Code      (212) 218-7910

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes |X|     No |_|

    Number of shares of Common Stock outstanding at June 30, 1999: 4,842,704

                         GRIFFIN LAND & NURSERIES, INC.
                                    Form 10Q



PART I - FINANCIAL INFORMATION                                        Page

     Consolidated Statement of Operations
     13 Weeks Ended May 29, 1999 and May 30, 1998                      3

     Consolidated Statement of Operations
     26 Weeks Ended May 29, 1999 and May 30, 1998                      4

     Consolidated Balance Sheet
     May 29, 1999 and November 28, 1998                                5

     Consolidated Statement of Cash Flows
     26 Weeks Ended May 29, 1999 and May 30, 1998                      6

     Consolidated Statement of Stockholders' Equity
     26 Weeks Ended May 29, 1999 and May 30, 1998                      7

     Notes to Consolidated Financial Statements                     8-12

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                 13-15

PART II - OTHER INFORMATION                                           16

SIGNATURES                                                            17

Part I
Item 1. Financial Statements

                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Operations
                  (dollars in thousands, except per share data)

                                                         For the 13 Weeks Ended,
                                                         -----------------------
                                                           May 29,      May 30,
                                                              1999         1998
                                                          --------     --------
Net sales and other revenue                               $ 27,293     $ 23,707
Cost and expenses:
Cost of goods sold                                          18,977       16,800
Selling, general and administrative expenses                 4,297        3,966
                                                          --------     --------
Operating profit                                             4,019        2,941
Interest expense                                               145           36
Interest income                                                 --           54
                                                          --------     --------
Income before income tax provision                           3,874        2,959
Income tax provision                                         1,486        1,095
                                                          --------     --------
Income before equity investments                             2,388        1,864
                                                          --------     --------
Income (loss) from equity investments:
    Investment in Centaur Communications, Ltd.                 553          606
    Investment in Linguaphone Group plc                         --          (32)
                                                          --------     --------
Income from equity investments                                 553          574
                                                          --------     --------
Net income                                                $  2,941     $  2,438
                                                          ========     ========

Basic net income per common share                         $   0.61     $   0.51
                                                          ========     ========
Diluted net income per common share                       $   0.59     $   0.48
                                                          ========     ========

See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Operations
                  (dollars in thousands, except per share data)

                                                         For the 26 Weeks Ended,
                                                         -----------------------
                                                          May 29,       May 30,
                                                             1999          1998
                                                         --------      --------
Net sales and other revenue                              $ 32,458      $ 27,221
Cost and expenses:
Cost of goods sold                                         22,545        19,295
Selling, general and administrative expenses                8,001         7,432
                                                         --------      --------
Operating profit                                            1,912           494
Interest expense                                              182            82
Interest income                                                25           187
                                                         --------      --------
Income before income tax provision                          1,755           599
Income tax provision                                          702           222
                                                         --------      --------
Income before equity investments                            1,053           377
                                                         --------      --------
Income (loss) from equity investments:
    Investment in Centaur Communications, Ltd.                394           668
    Investment in Linguaphone Group plc                       (12)          (37)
                                                         --------      --------
Income from equity investments                                382           631
                                                         --------      --------
Net income                                               $  1,435      $  1,008
                                                         ========      ========

Basic net income per common share                        $   0.30      $   0.21
                                                         ========      ========
Diluted net income per common share                      $   0.28      $   0.19
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                          GRIFFIN LAND & NURSERIES, INC
                           Consolidated Balance Sheet
                  (dollars in thousands, except per share data)

                                                        May 29,        Nov. 28,
ASSETS                                                     1999            1998
                                                   ------------    ------------
Current Assets
Cash and cash equivalents                          $        158    $      2,059
Accounts receivable, less allowance of
 $596 and $490                                           13,556           4,654
Inventories                                              28,694          26,746
Deferred income taxes                                     3,220           3,220
Other current assets                                      1,102           2,625
                                                   ------------    ------------
Total current assets                                     46,730          39,304
Real estate held for sale or lease, net                  33,221          31,519
Investment in Centaur Communiciations, Ltd.              16,547          16,153
Property and equipment, net                              13,554          12,635
Other assets                                              5,509           5,305
                                                   ------------    ------------
Total assets                                       $    115,561    $    104,916
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities           $      5,442    $      5,586
Long-term debt due within one year                          332             322
Income taxes payable                                         --              92
                                                   ------------    ------------
Total current liabilities                                 5,774           6,000
Long-term debt                                           11,528           2,666
Deferred income taxes                                     1,799           1,097
Other noncurrent liabilities                              3,839           3,967
                                                   ------------    ------------
Total liabilities                                        22,940          13,730
                                                   ------------    ------------
Commitments and contingencies                                --              --
Common stock, par value $0.01 per share,
  authorized 10,000,000 shares, issued and
  outstanding 4,842,704 shares                               48              48
Additional paid in capital                               93,491          93,491
Accumulated deficit                                        (918)         (2,353)
                                                   ------------    ------------
Total stockholders' equity                               92,621          91,186
                                                   ------------    ------------
Total liabilities and stockholders' equity         $    115,561    $    104,916
                                                   ============    ============

See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)

                                                         For the 26 Weeks Ended,
                                                         -----------------------
                                                            May 29,     May 30,
Operating activities:                                          1999        1998
                                                           --------    --------
Net income                                                 $  1,435    $  1,008
Adjustments to reconcile net income to net cash
used in operating activities:
 Depreciation and amortization                                1,106       1,027
 Income from equity investments                                (382)       (631)
 Deferred income taxes                                          702         222
Changes in assets and liabilities:
 Accounts receivable                                         (9,008)     (7,196)
 Inventories                                                 (1,948)     (1,059)
 Income tax refund received                                     926          --
 Accounts payable and accrued liabilities                       (51)       (176)
 Other, net                                                     608         446
                                                           --------    --------
Net cash used in operating activities                        (6,612)     (6,359)
                                                           --------    --------

Investing activities:
Additions to real estate held for sale or lease              (2,105)     (1,712)
Additions to property and equipment                          (1,533)       (745)
Additional investment in Linguaphone Group plc                 (377)         --
                                                           --------    --------
Net cash used in investing activities                        (4,015)     (2,457)
                                                           --------    --------

Financing activities:
Increase in debt                                              8,900          --
Payments of debt                                               (174)       (150)
Proceeds from exercise of stock options                          --          53
                                                           --------    --------
Net cash provided by (used in) financing activities           8,726         (97)
                                                           --------    --------
Net decrease in cash and cash equivalents                    (1,901)     (8,913)
Cash and cash equivalents at beginning of period              2,059      11,519
                                                           --------    --------
Cash and cash equivalents at end of period                 $    158    $  2,606
                                                           ========    ========

See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.
                 Consolidated Statement of Stockholders' Equity
                             (dollars in thousands)

                                     Shares of               Additional
                                        Common       Common     Paid-in    Accumulated
                                         Stock        Stock     Capital        Deficit       Total
                                     ---------    ---------    ---------    ---------    ---------
Balance at November 29, 1997         4,743,590    $      47    $  92,950    $  (2,474)   $  90,523

Net income                                  --           --           --        1,008        1,008

Exercise of stock options                9,114            1           52           --           53
                                     ---------    ---------    ---------    ---------    ---------

Balance at May 30, 1998              4,752,704    $      48    $  93,002    $  (1,466)   $  91,584
                                     =========    =========    =========    =========    =========


Balance at November 28, 1998         4,842,704    $      48    $  93,491    $  (2,353)   $  91,186

Net income                                  --           --           --        1,435        1,435
                                     ---------    ---------    ---------    ---------    ---------

Balance at May 29, 1999              4,842,704    $      48    $  93,491    $    (918)   $  92,621
                                     =========    =========    =========    =========    =========

See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

1. Basis of Presentation

      The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 1998 Financial Statements included in the Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 1999, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

      The results of operations for the thirteen and twenty-six weeks ended May 29, 1999, are not necessarily indicative of the results to be expected for the full year.

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

                                For the 13 Weeks Ended,  For the 26 Weeks Ended,
                                ----------------------   ----------------------
                                      May 29,    May 30,     May 29,    May 30,
                                         1999       1998        1999       1998
                                     --------   --------    --------   --------
Net sales and other revenue
Landscape nursery                    $ 26,291   $ 22,972    $ 30,517   $ 25,830
Real estate                             1,002        735       1,941      1,391
                                     --------   --------    --------   --------
                                     $ 27,293   $ 23,707    $ 32,458   $ 27,221
                                     ========   ========    ========   ========

Operating profit (loss)
Landscape nursery                    $  4,341   $  3,610    $  2,623   $  1,746
Real estate                                56       (129)         10       (323)
                                     --------   --------    --------   --------
Industry segment totals                 4,397      3,481       2,633      1,423
General corporate expense                 378        540         721        929
Interest expense (income), net            145        (18)        157       (105)
                                     --------   --------    --------   --------
Income before income tax provision   $  3,874   $  2,959    $  1,755   $    599
                                     ========   ========    ========   ========

                                                            May 29,    Nov. 28,
                                                                1999       1998
Identifiable assets                                         --------   --------
Landscape nursery                                           $ 56,674   $ 46,881
Real estate                                                   36,683     35,480
                                                            --------   --------
Industry segment totals                                       93,357     82,361
General corporate                                             22,204     22,555
                                                            --------   --------
                                                            $115,561   $104,916
                                                            ========   ========

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

                                                           Six Months Ended,
                                                           -----------------
                                                           May 29,     May 30,
                                                              1999        1998
                                                          --------    --------
Net sales                                                 $ 41,963    $ 36,114
Costs and expenses                                          38,001      30,997
                                                          --------    --------
Operating profit                                             3,962       5,117
Interest expense (income), net                               1,051        (182)
                                                          --------    --------
Income before taxes                                          2,911       5,299
Income taxes                                                   990       2,181
                                                          --------    --------
Net income                                                $  1,921    $  3,118
                                                          ========    ========

                                                           May 29,    Nov. 28,
                                                              1999        1998
                                                          --------    --------
Current assets                                            $ 26,004    $ 20,637
Intangible assets                                           25,323       8,752
Other noncurrent assets                                     10,149       8,074
                                                          --------    --------
Total assets                                              $ 61,476    $ 37,463
                                                          ========    ========

Current liabilities                                       $ 23,366    $ 21,897
Debt                                                        40,425      19,800
Noncurrent liabilities                                       3,528       3,493
                                                          --------    --------
Total liabilities                                           67,319      45,190
Accumulated deficit                                         (5,843)     (7,727)
                                                          --------    --------
Total liabilities and deficit                             $ 61,476    $ 37,463
                                                          ========    ========

      On March 31, 1999, Centaur acquired a group of United Kingdom magazines and trade shows in the engineering field from Miller Freeman UK, Ltd. for approximately $20 million. Centaur financed this acquisition with debt.

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

      Griffin's investment in Linguaphone was approximately $2.3 million at May 29, 1999, and is included in other assets on Griffin's consolidated balance sheet.

4. Long-term Debt

      Long-term debt includes:

                                                       May 29,          Nov. 28,
                                                          1999              1998
                                                       -------           -------
Mortgages                                              $ 2,454           $ 2,495
Credit Agreement                                         8,900                --
Capital leases                                             506               493
                                                       -------           -------
Total                                                   11,860             2,988
Less: due within one year                                  332               322
                                                       -------           -------
Total long-term debt                                   $11,528           $ 2,666
                                                       =======           =======

      Griffin's subsidary, Imperial Nurseries, Inc. ("Imperial") entered into a $10 million Revolving Credit Agreement (the "Imperial Credit Agreement") with a lender in May 1998. The initial borrowings under the Imperial Credit Agreement took place in 1999. Griffin has received a commitment from the lender to replace the Imperial Credit Agreement, which terminates July 30, 1999, with a $20 million parent company borrowing facility to provide working capital, as required, for Imperial and interim financing for Griffin's real estate business. Subsequent to May 29, 1999, the amount outstanding under the Imperial Credit Agreement was repaid with the proceeds from a mortgage (see below) and cash flow from operations. The proposed parent company facility is subject to completion of a definitive loan agreement.

      On June 24, 1999, Griffin entered into a nonrecourse mortgage of $8.2 million on several of its buildings in the New England Tradeport. The mortgage has an interest rate of 8.5% and has a ten year term with payments based on a thirty year amortization schedule. Proceeds were used to repay an existing mortgage on certain of those properties with the balance used to reduce amounts outstanding under the Imperial Credit Agreement, which has been classified as long-term on Griffin's balance sheet.

5. Stock Options

      On January 11, 1999, Griffin's Board of Directors approved an amendment to Griffin's 1997 Stock Option Plan which made available an additional 300,000 shares for grant. On May 10, 1999, Griffin's stockholders approved the 1997 Griffin Stock Option Plan, as amended. The Board also approved a total of 248,100 options to be granted at $13.25 per share, the market price of Griffin's common stock at the time of grant. The options granted have a ten year life and vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. Under the terms of Griffin's 1997 Stock Option Plan, the Independent Directors were granted non-qualified stock options upon their reelection to the Board of Directors at Griffin's 1999 Annual Meeting. A total of 4,000 options were granted to the Independent Directors at $13.00 per share, the market price of Griffin's common stock at the time of grant. Activity under Griffin's 1997 Stock Option Plan is summarized as follows:

                                                      Number of   Weighted Avg.
                                                         Shares   Exercise Price
                                                      ---------   --------------
Options outstanding at November 28, 1998                369,607       $   10.79
Options issued after November 28, 1998                  252,100       $   13.25
                                                        -------
Options outstanding at May 29, 1999                     621,707       $   11.78
                                                        =======

Number of option holders as of May 29, 1999                  39
                                                        =======

      At May 29, 1999, 160,607 options outstanding under the Griffin Stock Option Plan were vested with a weighted average price of $5.65 per share.

6. Per Share Results

      Basic and diluted per share results were based on the following:


                                                For the 13 Weeks Ended,      For the 26 Weeks Ended,
                                                -----------------------      -----------------------
                                                 May 29,        May 30,        May 29,        May 30,
                                                    1999           1998           1999           1998
                                               ---------      ---------      ---------      ---------
     Net income as reported for
computation of basic  per share results      $     2,941    $     2,438    $     1,435    $     1,008
     Adjustment to net income for assumed
exercise of options of equity investee
(Centaur)                                            (51)           (41)           (50)           (49)
                                               ---------      ---------      ---------      ---------
     Adjusted net income for computation
of diluted per share results                 $     2,890    $     2,397    $     1,385    $       959
                                               =========      =========      =========      =========

     Weighted average shares outstanding
for computation of basic per share results     4,843,000      4,747,000      4,843,000      4,745,000
     Incremental shares from assumed
exercise of stock options                         77,000        201,000         82,000        196,000
                                               ---------      ---------      ---------      ---------
     Adjusted weighted average shares for
computation of diluted per share results       4,920,000      4,948,000      4,925,000      4,941,000
                                               =========      =========      =========      =========

7. Supplemental Financial Statement Information

      Inventories

      Inventories consist of:

                                                      May 29,          Nov. 28,
                                                         1999              1998
                                                     --------          --------
          Nursery stock                              $ 25,587          $ 24,329
          Finished goods                                1,778             1,420
          Materials and supplies                        1,329               997
                                                     --------          --------
                                                     $ 28,694          $ 26,746
                                                     ========          ========

      Property and Equipment

      Property and equipment consist of:

                                                      May 29,          Nov. 28,
                                                         1999              1998
                                                     --------          --------
          Land and improvements                      $  7,260          $  6,336
          Buildings                                     3,935             3,871
          Machinery and equipment                      13,734            13,297
                                                     --------          --------
                                                       24,929            23,504
          Accumulated depreciation                    (11,375)          (10,869)
                                                     --------          --------
                                                     $ 13,554          $ 12,635
                                                     ========          ========

      Griffin incurred capital lease obligations of $146 and $133, respectively, in the twenty-six weeks ended May 29, 1999 and May 30, 1998.

      Real Estate Held for Sale or Lease

      Real estate held for sale or lease consists of:

                                                      May 29,          Nov. 28,
                                                         1999              1998
                                                     --------          --------
          Land                                       $  4,761          $  4,761
          Land improvements                            12,950            12,716
          Buildings                                    23,325            21,498
                                                     --------          --------
                                                       41,036            38,975
          Accumulated depreciation                     (7,815)           (7,456)
                                                     --------          --------
                                                     $ 33,221          $ 31,519
                                                     ========          ========

Item 2

                         GRIFFIN LAND & NURSERIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Griffin's operations are comprised of two segments: the landscape nursery business and the real estate business. The following discussion contains information relating to the consolidated operations of Griffin and, where appropriate, separate information regarding each of these segments. As used in this discussion the term "Imperial" refers to Griffin's landscape nursery operations (conducted by Griffin's wholly-owned subsidiary, Imperial Nurseries, Inc.) and the term "Griffin Land" refers to Griffin's real estate operations.

Results of Operations

      Thirteen Weeks Ended May 29, 1999 Compared to the Thirteen Weeks Ended May 30, 1998

      Griffin's net sales and other revenue were $27.3 million in the thireen weeks ended May 29, 1999 (the "1999 second quarter") as compared to net sales and other revenue of $23.7 million in the thireen weeks ended May 30, 1998 (the "1998 second quarter"). The increase of $3.6 million reflects higher net sales at both Imperial and Griffin Land. Imperial's net sales increased $3.3 million to $26.3 million in the 1999 second quarter from $23.0 million in the 1998 second quarter. The increase principally reflects higher volume at Imperial's wholesale sales and service centers. Imperial's landscape nursery business is highly seasonal, with the second quarter generally having the highest sales activity. Net sales and other revenue at Griffin Land increased $0.3 million to $1.0 million in the 1999 second quarter from $0.7 million in the 1998 second quarter. The increase at Griffin Land principally reflects higher rental revenue due to new leases entered into during 1998, including the approximately 98,000 square foot warehouse facility completed in mid-1998 that became fully leased at the beginning of 1999.

      Griffin's operating profit (before interest) was $4.0 million in the 1999 second quarter as compared to $2.9 million in the 1998 second quarter. Operating profit at Imperial increased to $4.3 million in the 1999 second quarter from $3.6 million in the 1998 second quarter. The increase in Imperial's operating profit reflects a $1.2 million increase in gross profit, partially offset by higher operating expenses. The higher gross profit reflected the increased sales volume principally at Imperial's wholesale sales and service centers. Imperial's operating expenses increased from $3.0 million in the 1998 second quarter to $3.5 million in the 1999 second quarter, primarily due to the volume increase at its wholesale centers.

      Griffin Land had an operating profit of $0.1 million in the 1999 second quarter as compared to an operating loss of $0.1 million in the 1998 second quarter. The increased results principally reflect the higher rental revenue in the current quarter.

      Griffin's interest expense increased to $0.1 million in the 1999 second quarter as compared to less than $0.1 million in the 1998 second quarter. The higher interest expense reflects borrowings during the 1999 second quarter to meet Imperial's seasonal working capital requirements. In the 1998 second quarter, cash on hand was used to meet Imperial's working capital requirements.

      Income from Griffin's equity investment in Centaur decreased in the 1999 second quarter as compared to last year's second quarter. Higher operating expenses and higher interest expense at Centaur more than offset increased revenue at Centaur.

      Twenty-six Weeks Ended May 29, 1999 Compared to the Twenty-six Weeks Ended May 30, 1998

      Griffin's net sales and other revenue were $32.4 million in the twenty six weeks ended May 29, 1999 (the "1999 six month period") as compared to net sales and other revenue of $27.2 million in the twenty six weeks ended May 30, 1998 (the "1998 six month period"). The increase of $5.2 million reflects higher net sales at both Imperial and Griffin Land. Imperial's net sales increased $4.7 million to $30.5 million in the 1999 six month period from $25.8 million in the 1998 six month period. The higher net sales at Imperial principally reflects increased volume at its wholesale sales and service centers, which benefitted from favorable weather conditions during Imperial's peak spring selling season. Net sales and other revenue at Griffin Land increased to $1.9 million in the 1999 six month period from $1.4 million in the 1998 six month period. The increase reflected rental revenue in the 1999 six month period from new leases, including the approximately 98,000 square foot warehouse in the New England Tradeport, which was completed in mid-1998 and was fully leased for the 1999 six month period.

      Griffin's operating profit (before interest) in the 1999 six month period increased $1.4 million to $1.9 million as compared to $0.5 million in the 1998 six month period. Operating profit at Imperial increased $0.9 million to $2.6 million in the 1999 six month period as compared to $1.7 million in the 1998 six month period. Imperial's higher operating profit principally reflects increased gross profit on the higher sales at its wholesale centers. Imperial's gross profit increased to $9.1 million in the 1999 six month period from $7.5 million in the 1998 six month period. In addition to the higher volume, Imperial's overall margins also increased to 29.7% in the 1999 six month period from 28.9% in the 1998 six month period. Imperial's operating expenses were $6.4 million in the 1999 six month period as compared to $5.7 million in the 1998 six month period. As a percentage of net sales, operating expenses decreased to 21.1% of net sales in the 1999 six month period from 22.1% in the 1998 six month period.

      In the 1999 six month period Griffin Land was substantially break even at the operating profit level as compared to an operating loss of $0.3 million in the 1998 six month period. The improved results principally reflect Griffin Land's higher rental revenue in the 1999 six month period. Griffin Land's rental properties generated an operating profit, before depreciation, of $1.4 million in the 1999 six month period as compared to $0.9 million in the 1998 six month period. The increase reflects a higher occupancy rate and the increase in available space as a result of completely leasing, effective at the beginning of 1999, the warehouse completed in mid-1998.

      Griffin's interest expense increased to $0.2 million in the 1999 six month period as compared to $0.1 million in the 1998 six month period. The higher interest expense principally reflects borrowings in the current year to meet Imperial's seasonal working capital requirements. In the 1998 six month period, Imperial's working capital needs were financed from cash on hand.

      Income from Griffin's equity investment in Centaur decreased in the 1999 six month period as compared to last year's comparable period. Higher operating expenses and higher interest expense at Centaur more than offset Centaur's increased revenue.

Liquidity and Capital Resources

      Griffin's net cash used in operating activities increased slightly to $6.6 million in the 1999 six month period from $6.4 million used in operating activities in the 1998 six month period. The increase principally reflects the effect of higher inventories and accounts receivable at Imperial, offset by increased operating results and an income tax refund of $0.9 million received in the current year. Net cash used in investing activities was $4.0 million in the 1999 six month period as compared to $2.5 million in the 1998 six month period. The increased spending reflected a $0.8 million increase in additions to property and equipment as compared to the 1998 six month period, due principally to the expansion of Imperial's Cincinnati wholesale sales and service center in the 1999 six month period. Additions by Griffin Land to real estate held for sale or lease were $2.1 million in the 1999 six month period as compared to $1.7 million in the 1998 six month period. Expenditures in 1999 were principally for construction of the approximately 100,000 square foot warehouse in the New England Tradeport. The shell of this new warehouse was substantially completed at the end of the 1999 second quarter. There are no leases on this new building. Additionally, Griffin took part, to a limited extent, in a share offering by Linguaphone (see Note 3).

      Griffin's financing activities reflected proceeds from borrowings under Imperial's $10 million Revolving Credit Agreement ("Imperial Credit Agreement"). The proceeds from those borrowings along with cash on hand were used to fund Imperial's seasonal working capital requirements and Griffin Land's real estate development activity during the first six months of 1999. Griffin has received a commitment from the lender to replace the Imperial Credit Agreement, which terminates July 30, 1999, with a $20 million parent company borrowing facility to provide working capital, as required, for Imperial and interim financing for Griffin Land's real estate development activities. Subsequent to May 29, 1999, the amount outstanding under the Imperial Credit Agreement was repaid with the proceeds from a mortgage (see below) and cash flow from operations. The proposed parent company facility is subject to completion of a definitive loan agreement.

      On June 24, 1999, Griffin entered into an $8.2 million nonrecourse mortgage on several of its buildings in the New England Tradeport. Proceeds were used to repay an existing mortgage on certain of those properties with the balance used to reduce the amount then outstanding under the Imperial Credit Agreement.

      Management believes that in the near term, based on the current level of operations and anticipated growth, cash flow from operations and borrowings under the Imperial Credit Agreement and a successor parent company revolving credit facility will be sufficient to finance its landscape nursery business and fund development of its real estate assets. Over the intermediate and long term, selective mortgage placements may also be required to fund capital projects.

Year 2000

      Griffin is continuing to address its year 2000 ("Y2K") issue and has identified its critical computer applications that are not Y2K compliant. A portion of the applications not Y2K compliant have been modified, successfully tested and are now Y2K compliant. Modification of the balance of the computer applications originally identified as not Y2K compliant is currently under way, with all applications anticipated to be Y2K compliant in the 1999 third quarter. The modification on the applications that are already Y2K compliant and the work currently in process is being performed by Griffin employees. Costs attributed to such work are expected to be less than $0.1 million in the aggregate.

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

Forward-Looking Information

      The information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of its recently constructed warehouse, completing a new parent company revolving credit agreement and becoming Y2K compliant in a timely manner. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

PART II OTHER INFORMATION

Items 1 - 3 not applicable

Item 4 Submission of Matters to a Vote of Security Holders

      (a)   Annual Meeting of Stockholders: May 10, 1999

      (b)   The following were elected as Directors at the Annual meeting:

      (c)(i)      1)    Mr. Winston J. Churchill, Jr. was elected a Director for
                        1999 with 4,492,820 votes in favor, 167,547 withheld and 182,337 not voting.

                  2) Mr. Edgar M. Cullman was elected a Director for 1999 with 4,484,097 votes in favor, 176,270 withheld and 182,337 not voting.

                  3) Mr. Frederick M. Danziger was elected a Director for 1999 with 4,484,920 votes in favor, 175,447 withheld and 182,337 not voting.

                  4) Mr. John L. Ernst was elected a Director for 1999 with 4,492,720 votes in favor, 167,647 withheld and 182,337 not voting.

                  5) Mr. David F. Stein was elected a Director for 1999 with 4,486,120 votes in favor, 174,247 withheld and 182,337 not voting.

      (ii) The Griffin 1997 Stock Option Plan, as amended, was approved with 2,686,540 votes in favor, 1,609,137 opposed with 5,159 abstentions and 541,868 not voting.

      (iii) The selection of PricewaterhouseCoopers LLP as independent accountants for 1999 was approved with 4,652,362 votes in favor and 5,642 opposed with 2,363 abstentions and 182,337 not voting.

Item 5 is not applicable

Item 6 Exhibits and Reports on Form 8K

            (a)   Exhibits

                  Exhibit No.       Description
                  -----------       -----------
                   27            Financial Data Schedule

            (b) There were no reports filed on Form 8K by the Registrant during the 1999 second quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GRIFFIN LAND & NURSERIES, INC.


                                                       /s/ Frederick M. Danziger
                                        ----------------------------------------
DATE: July 12, 1999                                        Frederick M. Danziger
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                           /s/ Anthony J. Galici
                                        ----------------------------------------
DATE: July 12, 1999                                            Anthony J. Galici
                                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                   AND SECRETARY