Form 10-Q
period 1999-08-28
GRIFFIN LAND & NURSERIES INC
filed 1999-10-08
CIK 1037390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10Q
                                Quarterly Report
                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the 13 Weeks Ended                                     Commission File No.
AUGUST 28, 1999                                                      0-29288



                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                   06-0868496
(state or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification Number)

ONE ROCKEFELLER PLAZA, NEW YORK, NEW YORK                     10020
(Address of Principal Executive Offices)                   (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE         (212) 218-7910




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X    No
                                                     -----    ------



  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1999: 4,862,704

                         GRIFFIN LAND & NURSERIES, INC.
                                    FORM 10Q





PART I  FINANCIAL INFORMATION                                                PAGE



CONSOLIDATED STATEMENT OF OPERATIONS
13 WEEKS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998                             3

CONSOLIDATED STATEMENT OF OPERATIONS
39 WEEKS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998                             4

CONSOLIDATED BALANCE SHEET
AUGUST 28, 1999 AND NOVEMBER 28, 1998                                          5

CONSOLIDATED STATEMENT OF CASH FLOWS
 39 WEEKS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998                            6

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
39 WEEKS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998                             7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  8-12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              13-16


PART II   OTHER INFORMATION                                                   17



SIGNATURES                                                                    18


PART I
ITEM 1.  FINANCIAL STATEMENTS



                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (dollars in thousands, except per share data)




                                                               FOR THE 13 WEEKS ENDED,
                                                               -----------------------

                                                               AUG. 28,       AUG. 29,
                                                                   1999           1998
                                                               ---------      ---------

Net sales and other revenue                                    $14,409        $ 11,019
Cost and expenses:
Cost of goods sold                                               9,238           7,424
Selling, general and administrative expenses                     4,206           3,955
                                                               ---------      ---------
Operating profit (loss)                                            965            (360)
Interest expense                                                   233              47
Interest income                                                     19              66
                                                               ---------      ---------
Income (loss) before income tax provision (benefit)                751            (341)
Income tax provision (benefit)                                     275            (127)
                                                               ---------      ---------
Income (loss) before equity investments                            476            (214)
                                                               ---------      ---------
Loss from equity investments:
    Investment in Centaur Communications, Ltd.                    (167)            (89)
    Investment in Linguaphone Group plc                              -            (423)
                                                               ---------      ---------
Loss from equity investments                                      (167)           (512)
                                                               ---------      ---------
Net income (loss)                                                $ 309          $ (726)
                                                               ---------      ---------
                                                               ---------      ---------
Basic net income (loss) per common share                         $0.06         $ (0.15)
                                                               ---------      ---------
                                                               ---------      ---------
Diluted net income (loss) per common share                       $0.06         $ (0.15)
                                                               ---------      ---------
                                                               ---------      ---------








SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (dollars in thousands, except per share data)




                                                               FOR THE 39 WEEKS ENDED,
                                                               ----------------------
                                                               AUG. 28,       AUG. 29,
                                                                  1999            1998
                                                               ---------      ---------


Net sales and other revenue                                    $46,867        $ 38,240
Cost and expenses:
Cost of goods sold                                              31,783          26,719
Selling, general and administrative expenses                    12,207          11,387
                                                               ---------      ---------
Operating profit                                                 2,877             134
Interest expense                                                   415             129
Interest income                                                     44             253
                                                               ---------      ---------
Income before income tax provision                               2,506             258
Income tax provision                                               977              95
                                                               ---------      ---------
Income before equity investments                                 1,529             163
                                                               ---------      ---------
Income (loss) from equity investments:
    Investment in Centaur Communications, Ltd.                     227             579
    Investment in Linguaphone Group plc                            (12)           (460)
                                                               ---------      ---------
Income from equity investments                                     215             119
                                                               ---------      ---------
Net income                                                     $ 1,744           $ 282
                                                               ---------      ---------
                                                               ---------      ---------
Basic net income per common share                                $0.36          $ 0.06
                                                               ---------      ---------
                                                               ---------      ---------
Diluted net income per common share                              $0.34          $ 0.05
                                                               ---------      ---------
                                                               ---------      ---------




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GRIFFIN LAND & NURSERIES, INC
                           CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                  AUG. 28,         NOV. 28,
                                                                      1999             1998
ASSETS                                                            ---------        ---------
CURRENT ASSETS
Cash and cash equivalents                                         $  3,358           $2,059
Accounts receivable, less allowance of $637 and $490                 4,931            4,654
Inventories                                                         28,630           26,746
Deferred income taxes                                                3,220            3,220
Other current assets                                                 2,496            2,625
                                                                  ---------        ---------
TOTAL CURRENT ASSETS                                                42,635           39,304
Real estate held for sale or lease, net                             33,324           31,519
Investment in Centaur Communiciations, Ltd.                         16,380           16,153
Property and equipment, net                                         13,532           12,635
Other assets                                                         5,934            5,305
                                                                  ---------        ---------
TOTAL ASSETS                                                      $111,805         $104,916
                                                                  ---------        ---------
                                                                  ---------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                           $ 3,531          $ 5,586
Long-term debt due within one year                                     340              322
Income taxes payable                                                     -               92
                                                                  ---------        ---------
TOTAL CURRENT LIABILITIES                                            3,871            6,000
Long-term debt                                                       8,877            2,666
Deferred income taxes                                                2,074            1,097
Other noncurrent liabilities                                         4,053            3,967
                                                                  ---------        ---------
TOTAL LIABILITIES                                                   18,875           13,730
                                                                  ---------        ---------
Commitments and contingencies                                            -                -
Common stock, par value $0.01 per share,
  authorized 10,000,000 shares, issued and
  outstanding 4,842,704 shares                                          48               48
Additional paid in capital                                          93,491           93,491
Accumulated deficit                                                   (609)          (2,353)
                                                                  ---------        ---------
Total stockholders' equity                                          92,930           91,186
                                                                  ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $111,805         $104,916
                                                                  ---------        ---------
                                                                  ---------        ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                                       FOR THE 39 WEEKS ENDED,
                                                                                       -----------------------
                                                                                       AUG. 28,       AUG. 29,
                                                                                           1999           1998
                                                                                       --------       --------

OPERATING ACTIVITIES:
Net income                                                                           $  1,744       $    282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                        1,740          1,550
   Income from equity investments                                                        (215)          (119)
   Deferred income taxes                                                                  977             95
Changes in assets and liabilities:
   Accounts receivable                                                                   (424)           836
   Inventories                                                                         (1,884)        (1,186)
   Income tax refund received                                                             926           --
   Accounts payable and accrued liabilities                                            (1,895)        (1,259)
   Other, net                                                                            (592)          (745)
                                                                                     --------       --------
Net cash provided by (used in) operating activities                                       377           (546)
                                                                                     --------       --------

INVESTING ACTIVITIES:
Additions to real estate held for sale or lease                                        (2,566)        (3,805)
Additions to property and equipment                                                    (1,845)          (940)
Additional investment in Linguaphone Group plc                                           (377)          --
Additional investment in Centaur Communications, Ltd.                                    --           (2,966)
Proceeds from litigation settlement                                                      --              500
                                                                                     --------       --------
Net cash used in investing activities                                                  (4,788)        (7,211)
                                                                                     --------       --------

FINANCING ACTIVITIES:
Increase in debt                                                                        8,173           --
Payments of debt                                                                       (2,132)          (240)
Other                                                                                    (331)            91
                                                                                     --------       --------
Net cash provided by (used in) financing activities                                     5,710           (149)
                                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents                                    1,299         (7,906)
Cash and cash equivalents at beginning of period                                        2,059         11,519
                                                                                     --------       --------
Cash and cash equivalents at end of period                                           $  3,358       $  3,613
                                                                                     --------       --------
                                                                                     --------       --------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                          SHARES OF                     ADDITIONAL
                                             COMMON      COMMON            PAID-IN     ACCUMULATED
                                              STOCK       STOCK            CAPITAL         DEFICIT         TOTAL
                                          ---------      ---------      ----------     -----------     ---------
Balance at November 29, 1997              4,743,590      $      47      $  92,950      $  (2,474)      $  90,523

Net income                                     --             --             --              282             282

Exercise of stock options (including
income tax benefit of $451)                  99,114              1            541           --               542
                                          ---------      ---------      ---------      ---------       ---------

Balance at August 29, 1998                4,842,704      $      48      $  93,491      $  (2,192)      $  91,347
                                          ---------      ---------      ---------      ---------       ---------
                                          ---------      ---------      ---------      ---------       ---------

Balance at November 28, 1998              4,842,704      $      48      $  93,491      $  (2,353)      $  91,186

Net income                                     --             --               --          1,744           1,744
                                          ---------      ---------      ---------      ---------       ---------

Balance at August 28, 1999                4,842,704      $      48      $  93,491      $    (609)      $  92,930
                                          ---------      ---------      ---------      ---------       ---------
                                          ---------      ---------      ---------      ---------       ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)


1.  BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 1998 Financial Statements included in the Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 1999, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.
         The results of operations for the thirteen and thirty-nine weeks ended August 28, 1999, are not necessarily indicative of the results to be expected for the full year.
         Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.       INDUSTRY SEGMENT INFORMATION

         Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.



                                                         FOR THE 13 WEEKS ENDED,      FOR THE 39 WEEKS ENDED
                                                         -----------------------      ----------------------
                                                           AUG. 28,    AUG. 29,       AUG. 28,        AUG. 29,
                                                              1999        1998           1999            1998
                                                              ----        ----           ----            ----

NET SALES AND OTHER REVENUE
Landscape nursery                                        $ 12,287      $ 10,218       $ 42,804      $ 36,048
Real estate                                                 2,122           801          4,063         2,192
                                                         --------      --------       --------      --------
                                                         $ 14,409      $ 11,019       $ 46,867      $ 38,240
                                                         --------      --------       --------      --------
                                                         --------      --------       --------      --------
OPERATING PROFIT (LOSS)
Landscape nursery                                        $    461      $    136       $  3,084      $  1,882
Real estate                                                   904           158            914          (165)
                                                         --------      --------       --------      --------
Industry segment totals                                     1,365           294          3,998         1,717
General corporate expense                                     400           654          1,121         1,583
Interest expense (income), net                                214           (19)           371          (124)
                                                         --------      --------       --------      --------
Income (loss) before income tax provision (benefit)      $    751      $   (341)      $  2,506      $    258
                                                         --------      --------       --------      --------
                                                         --------      --------       --------      --------




                                                                                       AUG. 28,     NOV. 28,
                                                                                           1999         1998
                                                                                           ----         ----

IDENTIFIABLE ASSETS
Landscape nursery                                                                       $50,629      $46,881
Real estate                                                                              38,475       35,480
                                                                                         ------       ------
Industry segment totals                                                                  89,104       82,361
General corporate                                                                        22,701       22,555
                                                                                         ------       ------
                                                                                       $111,805     $104,916
                                                                                         ------       ------
                                                                                         ------       ------



See Note 3 for information on Griffin's equity investment in Centaur Communications, Ltd.

3.  INVESTMENTS

         INVESTMENT IN CENTAUR COMMUNICATIONS, LTD.

         Griffin accounts for its investment in Centaur Communications, Ltd. ("Centaur") under the equity method of accounting for investments. The summarized financial data of Centaur shown below was derived from Centaur's financial statements which are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity income (loss) from Centaur reflects adjustments necessary to present Centaur's results in accordance with generally accepted accounting principles in the United States.



                                                                                 NINE MONTHS ENDED,
                                                                                 ------------------
                                                                                AUG. 28,       AUG. 29,
                                                                                    1999           1998
                                                                                    ----           ----


Net sales                                                                       $ 63,774       $ 52,967
Costs and expenses                                                                59,115         46,075
                                                                                --------       --------
Operating profit                                                                   4,659          6,892
Nonoperating expense                                                               1,846            874
                                                                                --------       --------
Income before taxes                                                                2,813          6,018
Income taxes                                                                         959          2,755
                                                                                --------       --------
Net income                                                                      $  1,854       $  3,263
                                                                                --------       --------
                                                                                --------       --------

                                                                                AUG. 28,       NOV. 28,
                                                                                    1999           1998
                                                                                --------       --------
Current assets                                                                  $ 29,392       $ 20,637
Intangible assets                                                                 25,163          8,752
Other noncurrent assets                                                           10,864          8,074
                                                                                --------       --------
Total assets                                                                    $ 65,419       $ 37,463
                                                                                --------       --------
                                                                                --------       --------
Current liabilities                                                             $ 27,387       $ 21,897
Debt                                                                              40,425         19,800
Noncurrent liabilities                                                             3,529          3,493
                                                                                --------       --------
Total liabilities                                                                 71,341         45,190
Accumulated deficit                                                               (5,922)        (7,727)
                                                                                --------       --------
Total liabilities and deficit                                                   $ 65,419       $ 37,463
                                                                                --------       --------
                                                                                --------       --------


         On March 31, 1999, Centaur acquired a group of United Kingdom magazines and trade shows in the engineering field from Miller Freeman UK, Ltd. for approximately $20 million. Centaur financed this acquisition with debt.

         INVESTMENT IN LINGUAPHONE GROUP PLC

         On January 22, 1999, Linguaphone Group plc ("Linguaphone") completed an offering of its common stock in which Griffin participated to a limited extent. As a result of the issuance of additional shares of Linguaphone common stock, Griffin's common equity ownership was reduced to approximately 14% of Linguaphone's outstanding common stock after the offering. As a result, Griffin is accounting for its investment in Linguaphone under the cost method of accounting for investments subsequent to the reduction in its common equity ownership interest in Linguaphone. Prior to the reduction in its common equity ownership interest, Griffin accounted for its investment in Linguaphone under the equity method of accounting for investments.
         Griffin's investment in Linguaphone was approximately $2.3 million at August 28, 1999, and is included in other assets on Griffin's consolidated balance sheet.

4.  LONG-TERM DEBT

         Long-term debt includes:


                                                       AUG. 28,              NOV. 28,
                                                           1999                  1998
                                                           ----                  ----

        Mortgages                                        $8,731                $2,495
        Credit Agreement                                      -                     -
        Capital leases                                      486                   493
                                                         ------                ------
        Total                                             9,217                 2,988
        Less: due within one year                           340                   322
                                                         ------                ------
        Total long-term debt                             $8,877                $2,666
                                                         ------                ------
                                                         ------                ------



         On June 24, 1999, Griffin entered into a nonrecourse mortgage of $8.2 million on several of its buildings in the New England Tradeport. The mortgage has an interest rate of 8.54% and a ten year term, with payments based on a thirty year amortization schedule. Proceeds were used to reduce amounts then outstanding under the Imperial Nurseries, Inc. Credit Agreement (the "Imperial Credit Agreement") and to repay an existing mortgage on certain of those buildings. The existing mortgage had a balance of $1.9 million at the time of repayment and an interest rate of 8.63%. The book value of the buildings covered by the new mortgage was $6.8 million at August 28, 1999.
         On August 3, 1999 Griffin completed a new $20 million Revolving
Credit Agreement (the "Griffin Credit Agreement") to replace the $10 million Imperial Credit Agreement. The Griffin Credit Agreement is an unsecured facility with the same lender as the Imperial Credit Agreement and terminates in May 2001. Borrowings under the Griffin Credit Agreement may be, at Griffin's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at the lender's prime rate plus 1/4% per annum. Borrowings of one month and longer bear interest at the London Interbank Offerred Rate ("LIBOR") plus 1 3/4% per annum. There are no compensating balance agreements, and Griffin will pay a commitment fee of 1/4 of 1% per annum on unused borrowing capacity. Borrowings under the Griffin Credit Agreement will be used principally to finance working capital requirements at Griffin's landscape nursery and real estate businesses. The Griffin Credit Agreement includes financial covenants with respect to Griffin's debt service coverage (as defined), net worth, operating profit and capital expenditures. There were no borrowings under the Griffin Credit Agreement in the 1999 third quarter.

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


                                                                          NUMBER OF         WEIGHTED AVG. EXERCISE PRICE
                                                                             SHARES
                                                                          ---------         ----------------------------
        Options outstanding at November 28, 1998                            369,607                  $10.79
        Options issued after November 28, 1998                              252,100                  $13.25
                                                                            -------
        Options outstanding at August 28, 1999                              621,707                  $11.78
                                                                            -------
                                                                            -------

        Number of option holders as of August 28, 1999                           39
                                                                                 --
                                                                                 --



         At August 28, 1999, there were 160,607 vested options outstanding under the Griffin Stock Option Plan with a weighted average price of $5.65 per share.

6.       PER SHARE RESULTS

         Basic and diluted per share results were based on the following:


                                                                     FOR THE 13 WEEKS ENDED,           FOR THE 39 WEEKS ENDED,
                                                                     -----------------------           -----------------------
                                                                       AUG. 28,      AUG. 29,         AUG. 28,         AUG. 29,
                                                                           1999         1998              1999             1998
                                                                           ----         ----              ----             ----

     Net income (loss) as reported for computation of basic per
       share results                                                 $       309     $      (726)     $     1,744      $       282
     Adjustment to net income (loss) for assumed exercise of
       options of equity investee (Centaur)                                 --              --                (48)             (39)
                                                                     -----------     -----------      -----------      -----------
     Adjusted net income (loss) for computation of diluted per
       share results                                                 $       309     $      (726)     $     1,696      $       243
                                                                     -----------     -----------      -----------      -----------
                                                                     -----------     -----------      -----------      -----------
     Weighted average shares outstanding for computation of
       basic per share results                                         4,843,000       4,771,000        4,843,000        4,754,000

     Incremental shares from assumed exercise of stock options            82,000            --             82,000          189,000
                                                                     -----------     -----------      -----------      -----------
     Adjusted weighted average shares for computation of
       diluted per share results                                       4,925,000       4,771,000        4,925,000        4,943,000
                                                                     -----------     -----------      -----------      -----------
                                                                     -----------     -----------      -----------      -----------


7.       SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

         INVENTORIES

         Inventories consist of:

                                                                           AUG. 28,         NOV. 28,
                                                                               1999             1998
                                                                               ----             ----

                       Nursery stock                                       $25,997          $ 24,329
                       Finished goods                                        1,728             1,420
                       Materials and supplies                                  905               997
                                                                           -------           -------
                                                                           $28,630           $26,746
                                                                           -------           -------
                                                                           -------           -------

         PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                                            AUG. 28,        NOV. 28,
                                                                                1999            1998
                                                                                ----            ----

                      Land and improvements                                  $ 7,372         $ 6,336
                      Buildings                                                3,964           3,871
                      Machinery and equipment                                 13,860          13,297
                                                                            ---------        --------
                                                                              25,196          23,504
                      Accumulated depreciation                               (11,664)        (10,869)
                                                                            ---------        --------
                                                                             $13,532         $12,635
                                                                            ---------        --------
                                                                            ---------        --------


         Griffin incurred capital lease obligations of $188 and $199, respectively, in the thirty-nine weeks ended August 28, 1999 and August 29, 1998.

         REAL ESTATE HELD FOR SALE OR LEASE

         Real estate held for sale or lease consists of:

                                                                             AUG. 28,       NOV. 28,
                                                                                 1999           1998
                                                                                 ----           ----

                       Land                                                   $ 4,745        $ 4,761
                       Land improvements                                       12,832         12,716
                       Buildings                                               23,772         21,498
                                                                               -------        ------
                                                                               41,349         38,975
                       Accumulated depreciation                               (8,025)        (7,456)
                                                                              --------       -------
                                                                              $33,324        $31,519
                                                                              --------       -------
                                                                              --------       -------

         On July 20, 1999 Griffin's real estate division, Griffin Land, completed the sale of undeveloped land for proceeds of $1.0 million. The book value of the land sold and expenses of sale were $0.1 million.

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

RESULTS OF OPERATIONS

         Thirteen Weeks Ended August 28, 1999 Compared to the Thirteen Weeks Ended August 29, 1998

         Griffin's net sales and other revenue were $14.4 million in the thirteen weeks ended August 28, 1999 (the "1999 third quarter") as compared to net sales and other revenue of $11.0 million in the thirteen weeks ended August 29, 1998 (the "1998 third quarter"). The increase of $3.4 million reflects higher net sales at both Imperial and Griffin Land. Imperial's net sales increased $2.1 million to $12.3 million in the 1999 third quarter from $10.2 million in the 1998 third quarter. The increase reflects higher volume at Imperial's wholesale sales and service centers and an increase in sales of containerized plants from Imperial's farm operations. Net sales and other revenue at Griffin Land increased $1.3 million to $2.1 million in the 1999 third quarter from $0.8 million in the 1998 third quarter. The increase at Griffin Land principally reflects a land sale in the 1999 third quarter which generated proceeds of $1.0 million (there were no land sales in the 1998 third quarter) and higher rental revenue due to new leases entered into during 1998, including the approximately 98,000 square foot warehouse facility completed in mid-1998 that became fully leased at the beginning of 1999.
         Griffin's operating profit (before interest) was $1.0 million in the 1999 third quarter as compared to an operating loss of $0.4 million in the 1998 third quarter. Operating profit at Imperial increased to $0.5 million in the 1999 third quarter from $0.1 million in the 1998 third quarter. The increase in Imperial's operating profit reflects a $0.6 million increase in gross profit, partially offset by higher operating expenses. The higher gross profit reflected the increased sales volume noted above. Imperial's operating expenses increased from $3.1 million in the 1998 third quarter to $3.3 million in the 1999 third quarter, primarily due to the volume increase at its wholesale centers. As a percentage of net sales, operating expenses were 27.3% of net sales in the 1999 third quarter as compared to 30.8% of net sales in the 1998 third quarter.
         Griffin Land had an operating profit of $0.9 million in the 1999 third quarter as compared to an operating profit of $0.2 million in the 1998 third quarter. The increase in operating profit reflects a gain of $0.9 million on the land sale in the current quarter and the higher rental revenue in the current quarter, partially offset by higher operating expenses. The higher expenses in the 1999 third quarter reflect the effect of a litigation settlement in the 1998 third quarter which resulted in a $0.2 million reduction of operating expenses in last year's third quarter. Excluding the effect of the litigation settlement last year, Griffin Land's operating expenses were substantially unchanged in the 1999 third quarter as compared to the 1998 third quarter.
         Griffin's interest expense increased to $0.2 million in the 1999 third quarter as compared to less than $0.1 million in the 1998 third quarter. The higher interest expense reflects the increased debt level during the 1999 third quarter principally to fund Imperial's seasonal working capital requirements and real estate investments. In 1998, cash on hand was used to meet these requirements.
         The loss from Griffin's equity investment in Centaur Communications, Ltd. ("Centaur") was higher in the 1999 third quarter as compared to last year's third quarter. Higher operating expenses and higher interest expense at Centaur more than offset increased revenue at Centaur. The 1998 third quarter included an equity loss from Griffin's investment in Linguaphone Group plc ("Linguaphone"). Griffin's investment in Linguaphone was reduced in the first quarter of this year and is now accounted for under the cost method of accounting for investments. Accordingly, there are no equity results from Linguaphone in the 1999 third quarter.

         Thirty-nine Weeks Ended August 28, 1999 Compared to the Thirty-nine Weeks Ended August 29, 1998

         Griffin's net sales and other revenue were $46.9 million in the thirty-nine weeks ended August 28, 1999 (the "1999 nine month period") as compared to net sales and other revenue of $38.2 million in the thirty-nine weeks ended August 29, 1998 (the "1998 nine month period"). The increase of $8.7 million reflects higher net sales at both Imperial and Griffin Land. Imperial's net sales increased $6.8 million to $42.8 million in the 1999 nine month period from $36.0 million in the 1998 nine month period. The higher net sales at Imperial principally reflects increased volume at its wholesale sales and service centers, which benefitted from favorable weather conditions during Imperial's peak spring selling season in the second quarter. Net sales and other revenue at Griffin Land increased to $4.1 million in the 1999 nine month period from $2.2 million in the 1998 nine month period. The increase reflected the land sale in the 1999 third quarter and an increase in rental revenue in the 1999 nine month period from new leases, including the approximately 98,000 square foot warehouse in the New England Tradeport, which was completed in mid-1998 and was fully leased for the 1999 nine month period.
         Griffin's operating profit (before interest) in the 1999 nine month period increased $2.8 million to $2.9 million from $0.1 million in the 1998 nine month period. Operating profit at Imperial increased $1.2 million to $3.1 million in the 1999 nine month period as compared to $1.9 million in the 1998 nine month period. Imperial's higher operating profit principally reflects increased gross profit on the higher sales at its wholesale centers. Imperial's gross profit increased to $12.9 million in the 1999 nine month period from $10.7 million in the 1998 nine month period. In addition to the higher volume, Imperial's gross profit margin increased to 30.1% in the 1999 nine month period from 29.8% in the 1998 nine month period. Imperial's operating expenses were $9.8 million in the 1999 nine month period as compared to $8.8 million in the 1998 nine month period. As a percentage of net sales, operating expenses decreased to 22.9% of net sales in the 1999 nine month period from 24.6% in the 1998 nine month period.
         In the 1999 nine month period, Griffin Land had operating profit of $0.9 million as compared to an operating loss of $0.2 million in the 1998 nine month period. Griffin Land's improved results principally reflect profit on the 1999 third quarter land sale and higher rental revenue in the 1999 nine month period, partially offset by higher operating expenses. Griffin Land's rental properties generated an operating profit, before depreciation, of $2.1 million in the 1999 nine month period as compared to $1.5 million in the 1998 nine month period. The increase reflects a higher occupancy rate and the increase in available space as a result of completely leasing, effective at the beginning of 1999, the warehouse completed in mid-1998. Operating expenses at Griffin Land increased $0.3 million in the 1999 nine month period as compared to the 1998 nine month period due principally to the effect of a litigation settlement in the 1998 nine month period which resulted in a $0.2 million credit to operating expenses last year.
         Griffin's interest expense increased to $0.4 million in the 1999 nine month period as compared to $0.1 million in the 1998 nine month period. The higher interest expense principally reflects borrowings in the current year to finance seasonal working capital requirements at Imperial and additional investments in its real estate assets by Griffin Land. In the 1998 nine month period, these requirements were financed from cash on hand.
         Griffin had equity income from Centaur of $0.2 million in the 1999 nine month period as compared to equity income of $0.6 million in the 1998 nine month period. The effect of higher revenue at Centaur was more than offset by higher operating expenses and higher interest expense. The increase in Centaur's interest expense reflects borrowings incurred in August 1998 in connection with Centaur's repurchase of a portion of its outstanding common stock at that time and additional borrowings by Centaur earlier this year to finance an acquisition. As a result of Griffin's limited participation in a share offering by Linguaphone earlier this year, Griffin's investment in Linguaphone was reduced and Griffin now accounts for that investment under the cost method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

         Griffin's net cash provided by operating activities was $0.4 million in the 1999 nine month period as compared to net cash used in operating activities of $0.5 million in the 1998 nine month period. The increase in cash from operations principally reflects higher net income and an income tax refund of $0.9 million received in the current year, partially offset by increased accounts receivable and inventories. Net cash used in investing activities was $4.8 million in the 1999 nine month period as compared to $7.2 million in the 1998 nine month period. The change reflects an additional investment in Centaur of $3.0 million in the 1998 nine month period and lower expenditures in the current year for real estate by Griffin Land, partially offset by a $0.9 million increase in additions to property and equipment in the 1999 nine month period as compared to the 1998 nine month period. The increase in additions to property and equipment in the 1999 nine month period principally reflects the acquisition of land adjacent to Imperial's Cincinnati wholesale sales and service center to expand that center. Additions to real estate held in the 1999 nine month period principally reflect completion of an approximately 100,000 square foot warehouse in the New England Tradeport. The shell of this new warehouse was substantially completed at the end of the 1999 second quarter. There are no leases on this new building.
         In the 1999 third quarter, Griffin entered into an $8.2 million nonrecourse mortgage on several of its buildings in the New England Tradeport. Proceeds were used to reduce the amount then outstanding under the Imperial Credit Agreement and to repay an existing mortgage on certain of those properties. The new warehouse completed in the second quarter this year is not mortgaged. Also in the 1999 third quarter, Griffin entered into a $20 million revolving credit loan (the "Griffin Credit Agreement") to replace the $10 million revolving credit facility with Imperial. The Griffin Credit Agreement is an unsecured facility that terminates in May 2001 and will provide financing for working capital requirements of Griffin's landscape nursery and real estate businesses.
         In the 1999 third quarter, Imperial started several capital projects to improve and expand its containerized plant production facilities in Florida and Connecticut. These projects are expected to be completed over the next six to twelve months at a projected cost of approximately $4.0 million. Additionally, Imperial entered into an agreement to acquire land in central New Jersey for a new wholesale sales and service center. Completion of the land purchase is contingent upon receiving all required regulatory approvals to operate a wholesale sales and service center on that site. If such approval is received, expenditures for the land acquisition and site work is projected to be approximately $2.5 million over the next twelve months.
         Management believes that in the near term, based on the current level of operations and anticipated growth, that its cash on hand, cash flow from operations and borrowings under the Griffin Credit Agreement will be sufficient to finance the working capital requirements and expected capital expenditures of its landscape nursery business and fund development of its real estate assets. Over the intermediate and long term, selective mortgage placements may also be required to fund capital projects.

YEAR 2000

         Griffin is continuing to address its year 2000 ("Y2K") issue and has identified its critical computer applications that were not Y2K compliant. All of the computer applications that were not Y2K compliant have been modified, successfully tested and are now Y2K compliant. The modification of the computer applications for Y2K compliance was performed by Griffin employees. Costs attributed to such work were less than $0.1 million in the aggregate.
         Griffin has initiated a company-wide review of major customers, vendors and other third parties to determine the extent, if any, to which Griffin would be vulnerable to those third parties' failure to remedy their own Y2K issues. Those third parties contacted have indicated that they have Y2K readiness programs in place or they anticipate being Y2K compliant on or before December 31, 1999. We will continue to assess the progress of our critical business partners in reaching Y2K readiness.
         Griffin believes that its efforts to address the Y2K issue will be successful. However, failure of critical third parties adequately to address their respective Y2K issues could have a material adverse effect on Griffin's business, financial condition and results of operations. Therefore, Griffin's program for Y2K compliance includes the development of contingency plans for continuing operations in the event such problems arise. However, there can be no assurance that such contingency plans will be adequate to handle all problems which may arise.

FORWARD-LOOKING INFORMATION

         The information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of its recently constructed warehouse, the improvements and expansion of Imperial's farm operations, and the opening of a wholesale sales and service center in central New Jersey. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II           OTHER INFORMATION


Items 1 - 5 not applicable

Item 6.  Exhibits and Reports on Form 8K

                  (a)      Exhibits


                           Exhibit No.               Description
                           -----------               -----------

                           10.17               Loan Agreement dated June 24, 1999

                           10.18               Revolving Credit Agreement dated August 3, 1999

                            27                 Financial Data Schedule



                  (b) There were no reports filed on Form 8K by the Registrant during the 1999 third quarter.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            GRIFFIN LAND & NURSERIES, INC.


                                                /s/ Frederick M. Danziger
                                         -------------------------------------
Date:  October 8, 1999                             Frederick M. Danziger
                                         President and Chief Executive Officer





                                                /s/ Anthony J. Galici
                                         -------------------------------------
Date:  October 8, 1999                             Anthony J. Galici
                                         Vice President, Chief Financial Officer
                                                                   and Secretary