Form 10-K
period 1999-11-27
GRIFFIN LAND & NURSERIES INC
filed 2000-02-25
CIK 1037390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29288

                            ------------------------

                         GRIFFIN LAND & NURSERIES, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                  06-0868496
 (State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation of organization)

      ONE ROCKEFELLER PLAZA                             10020
       NEW YORK, NEW YORK                             (Zip Code)
 (Address of principal executive
            offices)

                                 (212) 218-7910
              (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

          TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------            -----------------------------------------
     Common Stock $0.01 par value                 Nasdaq National Market

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$10,917,000 approximately, based on the closing sales price on the Nasdaq National Market on February 1, 2000. Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the Registrant and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock:
4,862,704 shares as of February 1, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Griffin Land & Nurseries, Inc. ("Griffin") and its subsidiaries comprise principally a landscape nursery and real estate business. At the end of its 1999 fiscal year Griffin engaged in two principal lines of business: (1) the landscape nursery products business, comprised of (x) the growing of containerized landscape nursery products for sale principally to garden center operators and landscape nursery mass merchandisers, and (y) the ownership and operation of wholesale sales and service centers whose principal customers are landscape contractors; and (2) the real estate business, comprised of (x) the ownership, construction and management of commercial and industrial properties and (y) the development of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts. Griffin also owns an approximately 35% interest (33% fully diluted) in Centaur Communications, Ltd. ("Centaur"), a United Kingdom magazine and information services publisher, and has a lesser interest in Linguaphone Group plc ("Linguaphone"), a designer and distributor of language teaching materials based in the United Kingdom, which was accounted for under the cost method of accounting for investments for most of 1999 but which was reflected on an equity basis in prior periods.

LANDSCAPE NURSERY BUSINESS

    The landscape nursery operations of Griffin are operated by its wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial is a grower, distributor and, to a much lesser extent, broker of wholesale landscape nursery stock. The landscape nursery industry is extremely fragmented. Imperial believes that its volume places it among the twenty largest landscape nursery companies in the country.

    Imperial's container growing operations are located on property owned by Griffin in Connecticut (400 acres) and in northern Florida (350 acres). Both the Connecticut and Florida growing operations are currently being expanded on adjacent lands owned by Griffin. The Florida farm is also improving its shipping docks and customer service facilities. The majority of Imperial's inventories are container-grown plants on those two farms. The largest portion of Imperial's container-grown product consists of broadleaf evergreens, including azaleas and rhododendron. Other major product categories include juniper and deciduous shrubs. Container-grown product is held principally from one to five years prior to its sale by Imperial. Imperial has substantially increased its production of perennials which have a much shorter growing cycle than most of Imperial's other products. During 1997, Imperial determined to terminate its own growing of field-grown product and recorded a loss accrual estimated to be sufficient to absorb the costs of terminating these operations. The termination of field operations was substantially completed during 1999 within the loss accrual. Imperial contracts with a grower in the Mid-Atlantic states to produce field-grown product for Imperial. The agreement provides for Imperial to purchase such product over a five year period and is part of a program intended to replace Imperial's previous investment in field-grown plants and to shorten its product growing cycles.

    Imperial is also reviewing a variety of approaches to increase its return on assets in its growing operations including changes in the relative quantities of some products currently grown and proposed to be grown and also possible changes in the potting and growing cycles for some of its containerized production. Some of these programs are also directed at developing faster growing products and improved soil mixes. Imperial is also considering some other products and product sizes for both sales in its existing markets and expanding the market area served by the Florida farm. Any such changes, if successful, taking into account the growing cycles of the related plants, will take a substantial period to be reflected in results of operations to any material extent.

    The growing operations serve a market comprised principally of retail chain store garden departments, retail nurseries and garden centers, wholesale nurseries, distributors, and to a lesser extent, landscapers as direct customers. Imperial-grown products are also distributed through its own wholesale horticultural sales and service centers whose main customers are landscapers. Imperial's major markets are in the Northeast, Mid-Atlantic, the northern portion of the Southeast and the Midwest. Nursery sales are extremely seasonal, peaking in spring, and are strongly affected by commercial and residential building activity and are materially affected by weather conditions, particularly in the spring planting season.

    Imperial operates seven wholesale horticultural sales and service centers, which sell a wide range of plant material, including a large portion purchased from growers other than Imperial, and horticultural tools and products to the trade. The largest portion of the sales of these centers is to professional landscapers. The centers, all of which are owned by Imperial, are located in Windsor, Connecticut; Aston and Pittsburgh, Pennsylvania; Columbus and Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia. The Cincinnati center was expanded in 1999 with the purchase of contiguous land. During 1999, results from these centers improved substantially. The centers have become the principal contributor to the operating results of Imperial. A site for a new center has been contracted for, subject to local approvals, in Somerset, New Jersey. Other sites for additional centers will also be considered for expansion in other areas.

    Imperial's sales are made to a large variety of customers, none of whom represented more than 4% of annual sales in fiscal 1999, fiscal 1998 and fiscal 1997.

    Containerized growing and shipping capacity has been increased to meet the potential volume and quality needs of Imperial's customers and to capitalize on expected growth in the Mid-Atlantic and Midwest markets. Imperial has also added to its sales coverage in these areas with additional sales personnel at the farms and an additional salesperson added in 1998 in the marketplace. In coming years a larger part of Imperial's shipping will probably be made on trucks outfitted with shelves, which may increase shipping expenses.

REAL ESTATE BUSINESS

    Griffin is directly engaged in the real estate development business on portions of its land in Connecticut. Griffin develops portions of its properties for commercial, residential and industrial use. The headquarters for this operation is in Bloomfield, Connecticut.

    During the last several years, the real estate market in the Hartford area, particularly that in the northwest quadrant where the majority of Griffin's acreage is located, has been depressed by a number of factors, including the decline of employment in the defense and insurance industries. The office portion of this market has been particularly weak. There can be no assurance that the condition of the real estate market in this region will improve in the near future. Despite the decline in the insurance and defense industries, the unemployment rate in the area is quite low. The development of Griffin's land is also affected by land planning issues, particularly in the town of Simsbury, Connecticut. In November 1999, Griffin filed plans for the creation of a residential community of 640 homes on a 363 acre site in Simsbury. One quarter of these homes would be deed restricted affordable housing under Connecticut statutes. The plan is subject to review and public hearings, conducted by the appropriate town commissions, including the planning, zoning, and conservation commissions, which are expected to continue well into the 2000 second quarter. The public hearings are focusing on the density of the proposed development, as well as sewer, wetlands and pollution issues arising from prior use of the land in farming, as a result of which certain pesticides remain in the upper portion of the soil. See--"Regulation: Environmental Matters." Griffin believes that its development plan for this site includes an appropriate method (which has received support from the Connecticut Department of Environmental Protection) for remediating the soils. The outcome of these hearings and the commissions' decisions, and any potential subsequent litigation, cannot be predicted except that some commission objections are anticipated. Griffin anticipates that obtaining subdivision approvals in many of the towns where it holds land to be an extended process. During 1999 one parcel of land in Suffield, Connecticut, which was in the process of subdivision, was sold at a substantial profit.

    A significant amount of Griffin's current commercial and industrial development efforts are focused on a 600 acre tract owned by Griffin near Bradley International Airport and Interstate 91 known as the New England Tradeport. To date, approximately 340,000 square feet of warehouse and light manufacturing space have been completed, which is approximately 70% occupied or committed, and a bottling and distribution plant has been built by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin. The completed and leased space includes approximately 98,000 square feet completed and leased in 1998. The only currently vacant space is a warehouse of approximately 100,000 square feet that was built in 1999 on speculation, no part of which is yet leased. Griffin is considering an additional building for this park. A state traffic control certificate for the future development of 1.2 million square feet has been obtained for the New England Tradeport. Griffin intends to continue to direct its primary efforts toward the construction and leasing of light industrial and warehouse facilities at the New England Tradeport. Development at the New England Tradeport may require investment in off-site infrastructure on behalf of Windsor, Connecticut, and may require improvement of some state or town roads.

    Griffin's most substantial development is the combination of Griffin Center in Windsor, Connecticut, and Griffin Center South in Bloomfield, Connecticut. Together these master planned developments comprise approximately 600 acres, half of which have been developed with nearly 1,750,000 square feet of office and industrial space. Griffin Center currently includes ten corporate office buildings built by Griffin. Griffin currently maintains only a 30% interest in two office buildings in the Griffin Center office complex, which have an aggregate of 160,000 square feet. In Griffin Center South, a 130-acre tract with fifteen buildings of industrial and research and development space, Griffin has retained for rental nine buildings, which are now fully rented. These buildings have an aggregate of approximately 175,000 square feet. Griffin is discussing additional building for this park and is also considering similar research and development space which might be constructed in a portion of Griffin Center.

    Two additional Griffin parcels appropriate for office or industrial developments are available for development, including 28 acres in the Day Hill Technology Center in Windsor and 100 acres in the South Windsor Technology Center. State traffic certificates have been obtained for these parcels for 500,000 square feet and 200,000 square feet of development, respectively.

    In 1988, a subsidiary of Griffin began infrastructure work at Walden Woods, a 153-acre site in Windsor, Connecticut, which was originally planned to contain more than 365 residential units. Prior to 1992 Griffin had built and sold 45 homes before discontinuing its home building operations at Walden Woods. Since then, two third-party home builders have completed an additional 64 homes. In 1999, Griffin entered into an agreement with a home builder to allow that builder to purchase and complete homes on 24 lots. Griffin is evaluating other of its lands for residential development over a period of years.

    In addition, approximately 500 acres in Connecticut are leased for tobacco growing to General Cigar Co., Inc., at annual rentals approximating the land's annual carrying cost. The lease for these properties, which extends for 10 years, may be terminated as to 100 acres annually, on one year's prior notice.

EQUITY INVESTMENTS

    CENTAUR

    Griffin owns approximately 35% (33% fully diluted) of the outstanding common stock of Centaur, a privately-held publisher of business magazines in the United Kingdom and a compiler and supplier of computerized financial information through a subsidiary, Perfect
Information, Ltd. As a result of a repurchase of common stock by Centaur and an additional investment by Griffin in 1998, Griffin's interest in Centaur was increased. The agreements relating to that transaction provide for an offering of Centaur stock or sale of Centaur in three to four years; but, if circumstances are favorable, such an offering could occur earlier.

    LINGUAPHONE

    Griffin received in 1997 from Centaur a 25% interest in Linguaphone. Griffin's 1998 results included an equity loss from Linguaphone of approximately $1.1 million. In early 1999, a recapitalization of Linguaphone resulted in Griffin's interest being reduced to approximately 14% (11% fully diluted). Accordingly, Griffin now accounts for Linguaphone under the cost method of accounting for investments.

FINANCIAL INFORMATION REGARDING INDUSTRY SEGMENTS

    See Note 2 to the Consolidated Financial Statements of Griffin included elsewhere herein for certain financial information regarding the landscape nursery business and the real estate business.

EMPLOYEES

    Griffin employs 356 persons on a full-time basis, including 12 in its real estate business and 340 in its landscape nursery business. At present, none of these employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

COMPETITION

    The nursery business is competitive, and Imperial competes against a number of other companies, including national, local and regional nursery businesses. Some of Imperial's competitors in the nursery industry are larger than Imperial. Numerous real estate developers operate in the portion of Connecticut and Massachusetts in which Griffin's holdings are concentrated. Some of such businesses may have greater financial resources than Griffin.

REGULATION: ENVIRONMENTAL MATTERS

    Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure properly to remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real properties, Griffin may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. In Simsbury, Connecticut, the value of Griffin's land is affected by the presence of chlordane on a portion of the land which is intended for residential use. Although Griffin believes its proposed method of reducing chlordane contamination to levels below those that would impede residential development of such properties is appropriate and feasible, the acceptance of the method by any town commission has not yet been obtained. In the event that Griffin is unable adequately to remediate this property, its ability to develop such property for its intended purposes would be materially affected.

    Griffin periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. Griffin does not anticipate experiencing, in the immediate future, material expense in complying with such laws.

ITEM 2. PROPERTIES

LAND HOLDINGS

    Griffin is a major landholder in the State of Connecticut and also owns land in Massachusetts. In addition, Griffin owns approximately 1,000 acres in Florida, most of which is used for Imperial Nurseries' growing operations or is contiguous to such operations, and also owns sites for Imperial Nurseries' seven sales and service centers. Each such center typically has a warehouse/office facility and 10-15 acres of nursery stock.

    The book value of undeveloped land holdings and capitalized development expenditures, owned by Griffin, principally in the Hartford, Connecticut area, is approximately $12,000,000. Griffin believes the fair market value of such land is substantially in excess of its book value, including land improvements.

    A listing of the locations of Griffin's commercial and nursery real estate, a portion of which, principally in Bloomfield, East Granby and Windsor, has been developed, is as follows:

                             COMMERCIAL REAL ESTATE

LOCATION OF PROPERTY                                          LAND AREA (ACRES)
--------------------                                          -----------------
CONNECTICUT
  Bloomfield................................................          376
  East Granby...............................................          174
  East Windsor..............................................          115
  Granby....................................................           95
  Simsbury..................................................          876
  South Windsor.............................................          103
  Suffield..................................................          380
  Windsor...................................................        1,216

MASSACHUSETTS
  Southwick.................................................          432

FLORIDA
  Hillsborough County.......................................            9
  Leon County...............................................            6

                              NURSERY REAL ESTATE

LOCATION OF PROPERTY                                          LAND AREA (ACRES)
--------------------                                          -----------------
FLORIDA
  Quincy....................................................        1,046

CONNECTICUT
  East Granby...............................................          393
  Granby....................................................          267
  Windsor...................................................           52

PENNSYLVANIA
  Aston.....................................................           16
  Pittsburgh................................................           10

VIRGINIA
  Manassas..................................................           16

OHIO
  Columbus..................................................           12
  Cincinnati................................................           16

MARYLAND
  White Marsh...............................................           20

    Griffin also leases approximately 2,100 square feet in New York City for its Executive Offices.

ITEM 3. LEGAL PROCEEDINGS

    As discussed in Item 1, certain parts of Griffin's land in Simsbury, Connecticut, are affected by the presence of chlordane. Although the various federal, state and local agencies may have an interest in the matter, there are no proceedings known by Griffin to be contemplated by any of these agencies in connection with possible chlordane exceedences on such land.

    The Company is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the OTC Bulletin Board through April 28, 1998 and on the Nasdaq National Market subsequent to April 28, 1998:

                                  1ST QUARTER              2ND QUARTER             3RD QUARTER             4TH QUARTER
                             ----------------------   ---------------------   ---------------------   ----------------------
                                HIGH         LOW        HIGH         LOW        HIGH         LOW        HIGH         LOW
                             ----------   ---------   ---------   ---------   ---------   ---------   ---------   ----------
1999.......................      13 3/4       9 3/4      13 1/4           8      12 1/2      10 5/8      11 7/8       10 1/2
1998.......................     15 7/16      12 1/2          19      12 1/2      18 1/2          11          15      11 1/16

    On February 1, 2000, the number of record holders of common stock of Griffin was approximately 612, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the Nasdaq National Market on such date was $10.375 per share. The information appearing in Notes 7 and 11 to the Consolidated Financial Statements is hereby incorporated by reference.

                                DIVIDEND POLICY

    Griffin's current policy is to retain any earnings to finance the operations and expansion of its businesses.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected statement of operations data for fiscal years 1995 through 1999 and balance sheet data as of the end of each fiscal year.

                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales & other revenue.................  $ 62,944   $ 51,231   $ 46,288   $ 46,531   $ 41,756
Operating profit (loss)...................     3,130         74     (3,236)    (1,245)       810
Income (loss) from continuing
  operations..............................     2,476        121     (2,136)    (4,063)    (4,265)
Net income (loss) (a).....................     2,476        121     (2,136)    (4,606)      (580)
Basic net income (loss) per share (b).....      0.51       0.03      (0.45)
Diluted net income (loss) per share (b)...      0.48       0.01      (0.45)
BALANCE SHEET DATA:
Total assets..............................   113,371    104,916    103,736    101,775    165,655
Working capital...........................    36,337     33,304     41,130     36,698     23,069
Long-term debt (c)........................     8,860      2,666      2,830     38,846     72,737
Stockholders' equity/Culbro Investment
  (d).....................................    93,756     91,186     90,523     47,449     61,299

    (a) The Selected Financial Data presented above reflects CMS Gilbreth Packaging Systems, Inc., as a discontinued operation in 1995 and 1996. This business was sold in 1996.

    (b) Griffin was a consolidated subsidiary of Culbro Corporation ("Culbro") through July 3, 1997. Accordingly, the per share results for 1997 presented above are on a pro forma basis because the Griffin common stock was not outstanding the entire period.

    (c) Culbro's general long-term debt was included on Griffin's historical balance sheet through February 27, 1997, when such debt was assumed by Griffin's former affiliate, General Cigar Holdings, Inc., in connection with the distribution of Griffin's common stock to Culbro's shareholders.

    (d) Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro. Accordingly, the retained earnings and intercompany balances with its former parent are reflected in Culbro Investment prior to July 3, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial, and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). Griffin also has an equity investment in Centaur, a magazine publishing business, based in the United Kingdom. On February 27, 1997, Culbro, Griffin, then a wholly-owned subsidiary of Culbro, and General Cigar Holdings, Inc. ("GC Holdings"), also a wholly-owned subsidiary of Culbro at that time, entered into a Distribution Agreement (the "Distribution Agreement") which provided for a tax-free distribution (the "Distribution") of Griffin's common stock to the existing shareholders of Culbro. The Distribution of the Griffin common stock to Culbro shareholders was completed on July 3, 1997. Subsequent to the Distribution, Griffin has operated as an independent stand-alone entity. Prior to March 18, 1997, Griffin was known as Culbro Land Resources, Inc.

    The financial statements of Griffin reflect the results of the operations of Griffin's businesses and investments. Griffin's 1997 results include an allocation to Griffin from Culbro for corporate overhead of $1.0 million prior to the Distribution in July of that year. This allocation, which may not necessarily reflect the additional expenses Griffin would have incurred had it operated as a separate stand-alone entity prior to the Distribution, is deemed reasonable by Griffin management. Griffin's results of operations in 1997 also include interest expense of $0.7 million on Culbro general corporate debt. The Culbro debt was included in Griffin's financial statements through the 1997 first quarter, when that debt was assumed by GC Holdings pursuant to the Distribution Agreement. Such interest expense has not been part of Griffin's results of operations subsequent to the Distribution. Accordingly, there is no allocation of expenses from Culbro to Griffin reflected in Griffin's results subsequent to fiscal 1997.

RESULTS OF OPERATIONS

    FISCAL 1999 COMPARED TO FISCAL 1998

    In fiscal 1999, Griffin's net sales increased $11.7 million, or 23%, to $62.9 million from $51.2 million in fiscal 1998. Net sales increased at both Imperial and Griffin Land. Imperial's net sales increased $9.4 million, or 19%, to $57.6 million in fiscal 1999 from $48.2 million in fiscal 1998. The increased sales at Imperial reflect higher volume at its wholesale sales and service centers, which benefitted from favorable weather conditions in their markets throughout most of the year. Sales of containerized plants from Imperial's farm operations increased in fiscal 1999 as compared to fiscal 1998, more than offsetting the lower sales of field-grown product in fiscal 1999 as compared to fiscal 1998. The decrease in net sales of field-grown product in fiscal 1999 reflects the decision to discontinue a field-grown program. Net sales and other revenue at Griffin Land increased to $5.4 million in fiscal 1999 from $3.1 million in fiscal 1998. The revenue increase at Griffin Land principally reflected a land sale of $1.0 million in fiscal 1999 (there were no land sales in fiscal 1998) and an increase in rental revenue from its commercial properties, including the approximately 98,000 square foot warehouse built and partially leased in fiscal 1998 that became fully leased at the beginning of fiscal 1999. Rental revenue from Griffin Land's commercial properties increased to $3.6 million in fiscal 1999 from $2.6 million in fiscal 1998. Occupancy at Griffin Land's properties (excluding an approximately 100,000 square foot warehouse facility completed in fiscal 1999 and currently not occupied) was 96% as of the end of fiscal 1999 (including full occupancy in its Griffin Center South commercial development) as compared to 91% at the end of fiscal 1998.

    Griffin's consolidated operating profit (before interest) increased to $3.1 million in fiscal 1999 from $0.1 million in fiscal 1998. Operating profit at Imperial increased to $3.9 million in fiscal 1999 from $2.3 million in fiscal 1998. The increased operating profit at Imperial principally reflects the sales volume increase, which generated gross profit in 1999 of $17.0 million versus $13.9 million in fiscal 1998. Imperial's overall gross margins on sales increased to 29.5% in fiscal 1999 from 28.8% in fiscal 1998. Imperial's operating expenses increased to $13.1 million in fiscal 1999 from $11.6 million in fiscal 1998. The increased operating expenses were incurred principally to service the additional volume at its wholesale sales and service centers. Imperial's operating expenses were 22.7% of net sales in fiscal 1999 as compared to 24.1% of net sales in fiscal 1998.

    Total operating profit at Griffin Land was $0.8 million in fiscal 1999 as compared to a total operating loss of $0.3 million incurred in fiscal 1998. The improved operating results principally reflect the profit on the land sale in fiscal 1999 and higher rental revenue, partially offset by higher operating expenses. Griffin Land's rental properties generated an operating profit, before depreciation, of $2.9 million in fiscal 1999 as compared to $2.1 million in fiscal 1998. The increase reflects the higher occupancy rate in fiscal 1999 and an increase in the amount of space being leased.

    Interest expense at Griffin increased to $0.6 million in fiscal 1999 from $0.2 million in fiscal 1998. The higher interest expense reflects the increased debt in fiscal 1999, including an $8.2 million nonrecourse mortgage entered into by Griffin Land. Interest income was $0.1 million in fiscal 1999 as compared to $0.3 million in fiscal 1998. The lower interest income in the current year reflects the lower cash on hand throughout fiscal 1999 as compared to the prior year.

    Equity income from Griffin's investee, Centaur, was $0.9 million in fiscal 1999 as compared to $1.1 million in fiscal 1998. The lower results from Centaur reflect higher interest expense in fiscal 1999 due to having outstanding loans for the entire year as compared to a partial year in fiscal 1998, and lower operating profit. As a result of transactions in the third quarter of fiscal 1998, Griffin's equity ownership of Centaur was 35% throughout the entire fiscal 1999 as compared to only part of fiscal 1998. In early fiscal 1999, Griffin's ownership interest in Linguaphone Group plc ("Linguaphone") was reduced and is now accounted for under the cost method of accounting for investments. Accordingly, Griffin did not recognize equity results of Linguaphone throughout most of fiscal 1999. Griffin's results in fiscal 1998 included an equity loss of $1.1 million from Linguaphone.

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

    Griffin's consolidated operating profit (before interest) was $0.1 million in fiscal 1998 as compared to an operating loss of $3.2 million in fiscal 1997. The increased operating results principally reflected the effect of the $3.3 million charge incurred in fiscal 1997 by Imperial to reserve for certain plant inventories. Operating profit at Imperial increased to $2.3 million in fiscal 1998 as compared to $1.9 million (excluding the effect of the inventory charge) in fiscal 1997. Imperial's overall gross profit margins decreased slightly to 28.8% in fiscal 1998 from 29.4% in fiscal 1997, again excluding the effect of the inventory charge in 1997. The operating profit increase at Imperial reflects the effect of higher net sales in fiscal 1998, partially offset by higher operating expenses. As a percentage of net sales, operating expenses were 24.1% in fiscal 1998 as compared to 25.0% in fiscal 1997. The operating expense increase principally reflected higher selling expenses related to the increased volume at Imperial's wholesale sales and service centers.

    Griffin Land incurred a total operating loss of $0.3 million in fiscal 1998 versus a total operating loss of $0.2 million in fiscal 1997. Operating results in fiscal 1998 include the settlement of a litigation initiated by Griffin Land for reimbursement of certain costs to repair two commercial buildings owned by Griffin Land. Proceeds from the settlement in excess of repair costs were approximately $0.2 million and are reflected as a reduction of Griffin Land's operating expenses. Excluding the effect of the benefit from the litigation settlement in fiscal 1998, operating results at Griffin Land decreased by $0.3 million, principally reflecting the effect of the residential land sales in fiscal 1997. Griffin Land's rental properties generated an operating profit, before depreciation, of $2.1 million in fiscal 1998 versus $1.8 million in fiscal 1997, reflecting the higher occupancy noted above and corresponding increase in rental revenue.

    The decrease in Griffin's interest expense principally reflects the inclusion in the 1997 first quarter of interest expense of $0.7 million related to Culbro's general corporate debt that was assumed by GC Holdings at the end of the 1997 first quarter. The higher income tax rate principally reflects the effect of state and local taxes.

    Income from Griffin's equity investments was lower in 1998 as a result of losses at Linguaphone which more than offset increased profit at Centaur. Centaur's 1998 results included one-time expenses aggregating approximately $1.1 million before taxes (approximately $0.3 million allocable to Griffin's interest) relating to the restructuring of Centaur's ownership. Additionally, increased operating profit of Centaur's magazine publishing operations was partially offset by operating losses incurred by Centaur's subsidiary, Perfect Information, Ltd., which operates a database service that provides financial information to its customers. During 1998, Griffin's common equity ownership of Centaur increased to approximately 35% (33% fully diluted) as a result of Griffin's purchase of Centaur common stock and Centaur's repurchase of common stock from other Centaur stockholders. See Note 9 of the consolidated financial statements included in Item 8. The equity loss for Linguaphone includes foreign currency exchange losses incurred by Linguaphone for which Griffin's allocable share was approximately $0.5 million in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $0.9 million in fiscal 1999 as compared to $0.6 million in fiscal 1998. The increase in cash provided reflects Griffin's higher net income and an income tax refund of $0.9 million received in the current year, partially offset by higher inventories at Imperial and an increase in Imperial's accounts receivable in the current year. Net cash used in investing activities declined to $6.6 million in fiscal 1999 from $9.8 million in fiscal 1998. The decrease reflects the effect of the $3.0 million additional investment in Centaur in fiscal 1998. In fiscal 1999, lower spending on real estate investments principally offset increased capital expenditures for property and equipment at Imperial. The additional capital spending at Imperial in the current year principally reflects the acquisition of land adjacent to Imperial's Cincinnati wholesale sales and service center to expand that operation and the start of several capital projects to expand and improve Imperial's containerized plant production facilities in Florida and Connecticut.

    Net cash provided by financing activities was $5.6 million in fiscal 1999 as compared to net cash used in financing activities of $0.2 million in fiscal 1998. In fiscal 1999, Griffin entered into an $8.2 million nonrecourse mortgage on several of its buildings in the New England Tradeport. Proceeds were used to reduce the amount then outstanding under the Imperial Credit Agreement and to repay an existing mortgage on certain of those properties. The new warehouse completed in 1999 is not mortgaged. Also in fiscal 1999, Griffin entered into a $20 million revolving credit line (the "Griffin Credit Agreement") to replace the $10 million revolving credit facility with Imperial. The Griffin Credit Agreement is an unsecured facility that terminates in May 2001 and will provide financing for working capital requirements of Griffin's landscape nursery and real estate businesses.

    In the 1999 third quarter, Imperial started several capital projects to improve and expand its containerized plant production facilities in Florida and Connecticut. These projects are expected to be completed in fiscal 2000 at an estimated cost of approximately $3.5 million. Additionally, Imperial entered into an agreement to purchase land in central New Jersey for a new wholesale sales and service center. Completion of the land purchase is contingent upon receiving all required regulatory approvals to operate a wholesale sales and service center on that site. If such approval is received, expenditures for the land acquisition and required site work are projected to be approximately
$2.5 million in fiscal 2000. Based on the future space requirements of certain of its tenants, Griffin Land may undertake construction of new buildings in fiscal 2000 to provide additional space, as needed. A portion of any new construction may be built on speculation.

    Management believes that in the near term, based on the current level of operations and anticipated growth, its cash on hand, cash flow from operations and borrowings under the Griffin Credit Agreement will be sufficient to finance the working capital requirements and expected capital expenditures of its landscape nursery business and fund development of its real estate assets. Over the intermediate and long term, selective mortgage placements or additional bank credit facilities may also be required to fund capital projects.

YEAR 2000

    In the 1999 fourth quarter, Griffin completed all necessary remediation steps to ensure all its systems are year 2000 ("Y2K") compliant. Subsequent to January 1, 2000, Griffin has not encountered any problems with its computer systems as a result of the Y2K issue. Costs attributed to modifying Griffin's systems to be Y2K compliant were less than $0.1 million in the aggregate.

    Prior to December 31, 1999, Griffin initiated a company-wide review of major customers, vendors and other third parties to determine the extent, if any, to which Griffin would be vulnerable to those third parties' failure to remedy their own Y2K issues. Those third parties contacted indicated that they had Y2K readiness programs in place or that they were Y2K compliant before December 31, 1999. Subsequent to January 1, 2000, Griffin has not encountered any Y2K problems from any of its critical business partners. We will continue to monitor our critical business partners for Y2K issues.

    Griffin believes that its efforts to address the Y2K issue have been successful. However, failure of critical third parties adequately to address their respective Y2K issues could have a material adverse effect on Griffin's business, financial condition and results of operations. Therefore, Griffin's program for Y2K compliance included the development of contingency plans for continuing operations in the event such problems arise. However, there can be no assurance that such contingency plans will be adequate to handle all problems which may arise.

FORWARD-LOOKING INFORMATION

    The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the opening of an additional sales and service center, the leasing of its warehouse constructed in 1999 and possible construction of additional facilities in the real estate business. The forward-looking information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

    For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin did not have any variable rate debt outstanding at November 27, 1999, but is expected to have such debt outstanding in the future.

    Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin's cash equivalent short-term investments. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

    Griffin does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that Griffin will not use them as a means to manage interest rate risk in the future.

    Griffin does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in its operations. Griffin does have investments in companies based in the United Kingdom, and changes in foreign exchange rates could affect the results of equity investments in Griffin's financial statements, and the ultimate liquidation of those investments and conversion of proceeds into United States currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FOR THE FISCAL YEARS ENDED,
                                                              ---------------------------------
                                                              NOV. 27,    NOV. 28,    NOV. 29,
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Net sales and other revenue.................................   $62,944     $51,231     $46,288
Costs and expenses:
Cost of goods sold..........................................    43,321      36,218      35,767
Selling, general and administrative expenses................    16,493      14,939      13,757
                                                               -------     -------     -------
Operating profit (loss).....................................     3,130          74      (3,236)
Interest expense............................................       626         185       1,002
Interest income.............................................        81         298         266
                                                               -------     -------     -------
Income (loss) before income tax provision (benefit).........     2,585         187      (3,972)
Income tax provision (benefit)..............................       962         101      (1,470)
                                                               -------     -------     -------
Income (loss) before equity investments.....................     1,623          86      (2,502)
                                                               -------     -------     -------
Income (loss) from equity investments:
  Investment in Centaur Communications, Ltd.................       865       1,088         426
  Investment in Linguaphone Group plc.......................       (12)     (1,053)        (60)
                                                               -------     -------     -------
Income from equity investments..............................       853          35         366
                                                               -------     -------     -------
Net income (loss)...........................................   $ 2,476     $   121     $(2,136)
                                                               =======     =======     =======

Basic net income (loss) per common share....................   $  0.51     $  0.03     $ (0.45)(a)
                                                               =======     =======     =======

Diluted net income (loss) per common share..................   $  0.48     $  0.01     $ (0.45)(a)
                                                               =======     =======     =======

(a) 1997 per share results are pro forma. See Note 7.

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                           CONSOLIDATED BALANCE SHEET

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              NOV. 27,    NOV. 28,
                                                                1999        1998
                                                              ---------   ---------
                                      ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  2,003    $  2,059
Accounts receivable, less allowance of $564 and $490........     5,966       4,654
Inventories.................................................    29,196      26,746
Deferred income taxes.......................................     2,566       3,220
Other current assets........................................     2,338       2,625
                                                              --------    --------
TOTAL CURRENT ASSETS........................................    42,069      39,304

Real estate held for sale or lease, net.....................    33,766      31,519
Investment in Centaur Communications, Ltd...................    17,018      16,153
Property and equipment, net.................................    14,359      12,635
Other assets................................................     6,159       5,305
                                                              --------    --------
TOTAL ASSETS................................................  $113,371    $104,916
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities....................  $  5,412    $  5,586
Long-term debt due within one year..........................       320         322
Income tax payable..........................................        --          92
                                                              --------    --------
TOTAL CURRENT LIABILITIES...................................     5,732       6,000

Long-term debt..............................................     8,860       2,666
Deferred income taxes.......................................     1,401       1,097
Other noncurrent liabilities................................     3,622       3,967
                                                              --------    --------
TOTAL LIABILITIES...........................................    19,615      13,730
                                                              --------    --------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 12).................        --          --

Common stock, par value $0.01 per share, 10,000,000 shares
  authorized, 4,862,704 shares issued and outstanding.......        49          48
Additional paid in capital..................................    93,584      93,491
Retained earnings (deficit).................................       123      (2,353)
                                                              --------    --------
TOTAL STOCKHOLDERS' EQUITY..................................    93,756      91,186
                                                              --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $113,371    $104,916
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                     SHARES OF              ADDITIONAL   RETAINED
                                                      COMMON      COMMON     PAID-IN     EARNINGS
                                                       STOCK      STOCK      CAPITAL     (DEFICIT)    TOTAL
                                                     ---------   --------   ----------   ---------   --------
Reclassification of Culbro Investment account
  on July 3, 1997..................................  4,559,109     $ 46       $91,722     $    --    $91,768

Exercise of stock options, including $821 income
  tax benefit......................................    184,481        1         1,228          --      1,229

Net loss subsequent to Distribution................                  --            --      (2,474)    (2,474)
                                                     ---------     ----       -------     -------    -------

Balance at November 27, 1997.......................  4,743,590       47        92,950      (2,474)    90,523

Exercise of stock options, including $451 income
  tax benefit......................................     99,114        1           541          --        542

Net income.........................................                  --            --         121        121
                                                     ---------     ----       -------     -------    -------

Balance at November 28, 1998.......................  4,842,704       48        93,491      (2,353)    91,186

Exercise of stock options, including $85 income tax
  benefit..........................................     20,000        1            93          --         94

Net income.........................................                  --            --       2,476      2,476
                                                     ---------     ----       -------     -------    -------

Balance at November 27, 1999.......................  4,862,704     $ 49       $93,584     $   123    $93,756
                                                     =========     ====       =======     =======    =======

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               FOR THE FISCAL YEARS ENDED,
                                                              ------------------------------
                                                              NOV. 27,   NOV. 28,   NOV. 29,
                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 2,476    $   121    $(2,136)
Adjustments to reconcile net income (loss) to net cash
  provided by
  (used in) operating activities:
  Depreciation and amortization.............................    2,204      2,004      1,921
  Income from equity investments............................     (853)       (35)      (366)
  Deferred income taxes.....................................      895        186     (1,085)
Changes in assets and liabilities which increased
  (decreased) cash:
  Accounts receivable.......................................   (1,386)      (147)      (829)
  Inventories...............................................   (2,450)    (1,403)     2,187
  Income tax refund received................................      926         --         --
  Increase in inventory deposits............................     (225)      (188)      (108)
  Accounts payable and accrued liabilities..................     (174)       606       (579)
  Other, net................................................     (483)      (557)        33
                                                              -------    -------    -------
Net cash provided by (used in) operating activities.........      930        587       (962)
                                                              -------    -------    -------

INVESTING ACTIVITIES:
Additions to real estate held for sale or lease.............   (3,416)    (6,182)      (953)
Additions to property and equipment.........................   (2,822)    (1,164)      (936)
Additional investment in Centaur Communications, Ltd........       --     (2,968)        --
Other, net..................................................     (377)       500         --
                                                              -------    -------    -------

Net cash used in investing activities.......................   (6,615)    (9,814)    (1,889)
                                                              -------    -------    -------
FINANCING ACTIVITIES:
Increase in debt............................................    8,173         --      7,422
Payments of debt............................................   (2,220)      (324)      (271)
Other, net..................................................     (324)        91       (152)
                                                              -------    -------    -------
Net cash provided by (used in) financing activities.........    5,629       (233)     6,999
                                                              -------    -------    -------
Net (decrease) increase in cash and cash equivalents........      (56)    (9,460)     4,148
Cash and cash equivalents at beginning of year..............    2,059     11,519      7,371
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $ 2,003    $ 2,059    $11,519
                                                              =======    =======    =======

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") include the accounts of Griffin's real estate division ("Griffin Land") and Griffin's wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). On February 27, 1997, Culbro Corporation ("Culbro"), Griffin, then a wholly-owned subsidiary of Culbro, and General Cigar Holdings, Inc. ("GC Holdings"), also a wholly-owned subsidiary of Culbro at that time, entered into a Distribution Agreement (the "Distribution Agreement") which provided for a tax-free distribution (the "Distribution") of Griffin's common stock to the existing shareholders of Culbro. The Distribution of the Griffin common stock to Culbro shareholders was completed on July 3, 1997. Griffin has operated as an independent stand-alone entity subsequent to the Distribution. All intercompany transactions have been eliminated. Prior to March 18, 1997, Griffin was known as Culbro Land Resources, Inc.

    Griffin accounts for its investments in Centaur Communications, Ltd. ("Centaur") and real estate joint ventures under the equity method. Results of real estate joint ventures are included in operating profit. As a result of the recapitalization in fiscal 1999 of Linguaphone Group plc ("Linguaphone"), Griffin's common equity ownership was reduced and Griffin now accounts for its investment in Linguaphone under the cost method of accounting for investments.

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

    FISCAL YEAR

    Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal years 1999, 1998, and 1997 each contained 52 weeks and ended November 27, 1999, November 28, 1998 and November 29, 1997, respectively.

    INVENTORIES

    Griffin's inventories are stated at the lower of cost (using the average cost method) or market. Nursery stock includes certain inventories which will not be sold or used within one year. It is industry practice to include such inventories in current assets.

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

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REAL ESTATE HELD FOR SALE OR LEASE

    Real estate held for sale or lease is carried at depreciated cost, net of impairment write-downs, if any. Interest is capitalized during the construction period of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes.

    REVENUE AND GAIN RECOGNITION

    In the landscape nursery business, sales and the related cost of sales are recognized upon shipment of products. Sales returns are not material. In the real estate business, gains on real estate sales are recognized in accordance with SFAS No. 66, "Accounting for Sales of Real Estate", based upon the specific terms of the sale.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The amounts included in the financial statements for accounts receivable, accounts payable and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of Griffin's other financial instruments are discussed in Note 5.

    STOCK OPTIONS

    Griffin accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The pro forma effect on earnings and earnings per share using the fair value method of accounting for stock-based compensation is disclosed in Note 7.

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

                                                               FOR THE FISCAL YEARS ENDED,
                                                              ------------------------------
                                                              NOV. 27,   NOV. 28,   NOV. 29,
                                                                1999       1998       1997
NET SALES AND OTHER REVENUE                                   --------   --------   --------
Landscape nursery...........................................  $ 57,570   $ 48,180   $ 42,618
Real estate.................................................     5,374      3,051      3,670
                                                              --------   --------   --------
                                                              $ 62,944   $ 51,231   $ 46,288
                                                              ========   ========   ========
OPERATING PROFIT (LOSS)
Landscape nursery(a)........................................  $  3,938   $  2,277   $ (1,433)
Real estate.................................................       798       (320)      (202)
                                                              --------   --------   --------
Industry segment totals.....................................     4,736      1,957     (1,635)
General corporate expense...................................     1,606      1,883      1,601
Interest expense (income), net..............................       545       (113)       736
                                                              --------   --------   --------
Income (loss) before income tax provision (benefit).........  $  2,585   $    187   $ (3,972)
                                                              ========   ========   ========
                                                              NOV. 27,   NOV. 28,   NOV. 29,
                                                                1999       1998       1997
IDENTIFIABLE ASSETS                                           --------   --------   --------
Landscape nursery.                                            $ 52,564   $ 46,881   $ 46,558
Real estate.................................................    38,248     35,480     31,320
                                                              --------   --------   --------
Industry segment totals.....................................    90,812     82,361     77,878
General corporate...........................................    22,559     22,555     25,858
                                                              --------   --------   --------
                                                              $113,371   $104,916   $103,736
                                                              ========   ========   ========

(A) RESULTS IN THE LANDSCAPE NURSERY SEGMENT IN 1997 INCLUDE A CHARGE OF
    $3.3 MILLION RELATING TO CERTAIN PLANT INVENTORIES. APPROXIMATELY 75% OF THE CHARGE RELATES TO FIELD-GROWN PLANT INVENTORIES IN WHICH IT WAS ESTIMATED AT THAT TIME THAT THE CARRYING COST WOULD NOT BE RECOVERED AS A RESULT OF HORTICULTURAL PROBLEMS AND MARKET CONDITIONS. AS OF NOVEMBER 27, 1999, IMPERIAL HAS SUBSTANTIALLY COMPLETED THE PHASEOUT OF ITS FIELD-GROWN PROGRAM. THE REMAINING PORTION OF THE CHARGE RELATES PRINCIPALLY TO CERTAIN CONTAINER GROWN PLANT INVENTORIES WHICH DID NOT MATURE PROPERLY.

                                                                                      DEPRECIATION AND
                                                   CAPITAL EXPENDITURES                 AMORTIZATION
                                              ------------------------------   ------------------------------
                                               FOR THE FISCAL YEARS ENDED,      FOR THE FISCAL YEARS ENDED,
                                              ------------------------------   ------------------------------
                                              NOV. 27,   NOV. 28,   NOV. 29,   NOV. 27,   NOV. 28,   NOV. 29,
                                                1999       1998       1997       1999       1998       1997
                                              --------   --------   --------   --------   --------   --------
Landscape nursery...........................   $2,795     $1,144     $  861     $1,268     $1,212     $1,145
Real estate.................................    3,443      6,188        957        920        775        772
                                               ------     ------     ------     ------     ------     ------
Industry segment totals.....................    6,238      7,332      1,818      2,188      1,987      1,917
General corporate...........................       --         14         71         16         17          4
                                               ------     ------     ------     ------     ------     ------
                                               $6,238     $7,346     $1,889     $2,204     $2,004     $1,921
                                               ======     ======     ======     ======     ======     ======

    See Note 9 for information on Griffin's equity investment in Centaur.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. RELATED PARTY TRANSACTIONS

    Prior to the Distribution in 1997 (see Note 1), Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). At the time the Agricultural Lease was consummated, both Griffin and General Cigar were wholly-owned subsidiaries of Culbro. The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. The annual rent payable by General Cigar under the Agricultural Lease is approximately equal to the annual aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased. In fiscal 1999 and fiscal 1998, General Cigar made rental payments of $108 and $80, respectively, to Griffin with respect to the Agricultural Lease.

    Also prior to the Distribution in 1997, Griffin entered into a Services Agreement (the "Services Agreement") with Culbro. Pursuant to the Services Agreement, Culbro, and its successor GC Holdings, provided Griffin, for a period of one year after the Distribution, with certain administrative services, including internal audit, tax preparation, legal and transportation services. The Services Agreement was terminated with respect to all services provided by GC Holdings as of July 1998, except for certain transportation services, with respect to which the Services Agreement was amended and extended through June 1999. In fiscal 1999 and fiscal 1998, Griffin incurred expenses of $150 and $400, respectively, under the Services Agreement. As of November 27, 1999 and November 28, 1998 amounts due GC Holdings from Griffin with respect to the Services Agreement were $171 and $59, respectively.

    In late 1997, subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional annual periods thereafter. Griffin's rental revenue from the Commercial Lease in fiscal 1999 and fiscal 1998 was $464 and $437, respectively. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease is at market rates.

4. INCOME TAXES

    Griffin's income tax provisions and deferred tax assets and liabilities in the accompanying financial statements have been calculated in accordance with SFAS No. 109 "Accounting for Income Taxes". For all periods prior to the Distribution (see Note 1), Griffin's results of operations were included in Culbro's consolidated U.S. federal income tax returns, and all tax liabilities were paid by Culbro.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. INCOME TAXES (CONTINUED)
Subsequent to the Distribution, Griffin has filed separate tax returns from its former parent company. The income tax provision (benefit) for fiscal 1999, fiscal 1998 and fiscal 1997 is summarized as follows:

                                                      FOR THE FISCAL YEARS ENDED,
                                                     ------------------------------
                                                     NOV. 27,   NOV. 28,   NOV. 29,
                                                       1999       1998       1997
                                                     --------   --------   --------
Current federal....................................    $ 76      $(246)    $  (680)
Current state and local............................      76        170        (208)
Deferred, principally federal......................     810        177        (582)
                                                       ----      -----     -------
Total income tax provision (benefit)...............    $962      $ 101     $(1,470)
                                                       ====      =====     =======

    The reasons for the difference between the United States statutory income tax rate and the effective rates are shown in the following table:

                                                      FOR THE FISCAL YEARS ENDED,
                                                     ------------------------------
                                                     NOV. 27,   NOV. 28,   NOV. 29,
                                                       1999       1998       1997
                                                     --------   --------   --------
Tax provision (benefit) at statutory rates.........    $879       $ 64     $(1,350)
State and local taxes..............................     141        111        (137)
Other..............................................     (58)       (74)         17
                                                       ----       ----     -------
Total income tax provision (benefit)...............    $962       $101     $(1,470)
                                                       ====       ====     =======

    The significant components of Griffin's deferred tax asset-current and net deferred tax liability-long term are as follows:

                                              NOV. 27,   NOV. 28,
                                                1999       1998
                                              --------   --------
Inventory...................................   $1,905     $2,532
Other.......................................      661        688
                                               ------     ------
Deferred tax asset..........................   $2,566     $3,220
                                               ======     ======

                                            NOV. 27,   NOV. 28,
                                              1999       1998
                                            --------   --------
Depreciation..............................  $ 2,332    $ 2,256
NOL carryover.............................   (1,286)    (1,568)
Other.....................................      355        409
                                            -------    -------
Net deferred tax liability................  $ 1,401    $ 1,097
                                            =======    =======

    As of November 27, 1999, Griffin has available for income tax purposes approximately $2.9 million in federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards begin to expire in fiscal year 2012.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. INCOME TAXES (CONTINUED)
    In connection with the Distribution, Culbro and Griffin entered into a Tax Sharing Agreement which provided, among other things, for the allocation between Culbro and Griffin of federal, state, local and foreign tax liabilities for all periods through the Distribution. With respect to the consolidated tax returns filed by Culbro, the Tax Sharing Agreement provides that Griffin will be liable for any amounts that it would have been required to pay with respect to deficiencies assessed, if any, generally as if it had filed separate tax returns.

5. LONG-TERM DEBT

    Long-term debt includes:

                                              NOV. 27,   NOV. 28,
                                                1999       1998
                                              --------   --------
Mortgages...................................   $8,704     $2,495
Capital leases..............................      476        493
Credit Agreement............................       --         --
                                               ------     ------
Total.......................................    9,180      2,988
Less: due within one year...................      320        322
                                               ------     ------
Total long-term debt........................   $8,860     $2,666
                                               ======     ======

    The annual principal payment requirements under the terms of the mortgages for the years 2000 through 2004 are $112, $123, $136, $149 and $162, respectively.

    On June 24, 1999, Griffin entered into a nonrecourse mortgage of $8.2 million on several of its buildings in the New England Tradeport. The mortgage has an interest rate of 8.54% and a ten year term, with payments based on a thirty year amortization schedule. Proceeds were used to reduce amounts then outstanding under the Imperial Nurseries, Inc., Credit Agreement (the "Imperial Credit Agreement") and to repay an existing mortgage on certain of those buildings. The existing mortgage had a balance of $1.9 million at the time of repayment and an interest rate of 8.63%. The book value of buildings under mortgage was $7.5 million at November 27, 1999.

    On August 3, 1999, Griffin completed a new $20 million revolving Credit Agreement (the "Griffin Credit Agreement") to replace the $10 million Imperial Credit Agreement. The Griffin Credit Agreement is an unsecured facility with the same lender as the Imperial Credit Agreement and terminates in May 2001. Borrowings under the Griffin Credit Agreement may be, at Griffin's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at the lender's prime rate plus 1/4% per annum. Borrowings of one month and longer bear interest at the London Interbank Offerred Rate ("LIBOR") plus 1 3/4% per annum. There are no compensating balance agreements, and Griffin will pay a commitment fee of 1/4 of 1% per annum on unused borrowing capacity. Borrowings under the Griffin Credit Agreement will be used principally to finance working capital requirements at Griffin's landscape nursery and real estate businesses. The Griffin Credit Agreement includes financial covenants with respect to Griffin's debt service coverage (as defined), net worth, operating profit and capital expenditures. There were no borrowings under the Griffin Credit Agreement in 1999.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. LONG-TERM DEBT (CONTINUED)
    Management believes that the amounts reflected on the balance sheet for its mortgages reflect their current fair values based on market interest rates for comparable risks, maturities and collateral.

    Future minimum lease payments under capital leases for transportation equipment and the present value of such payments as of November 27, 1999 were:

2000........................................................    $232
2001........................................................     157
2002........................................................     100
2003........................................................      35
2004........................................................       5
                                                                ----
Total minimum lease payments................................     529
Less: amounts representing interest.........................      53
                                                                ----
Present value of minimum lease payments (a).................    $476
                                                                ====

(A) INCLUDES CURRENT PORTION OF $208 AT NOVEMBER 27, 1999.

    At November 27, 1999 and November 28, 1998, machinery and equipment included capital leases amounting to $476 and $493, respectively, which is net of accumulated amortization of $1,797 and $1,634, respectively, at November 27, 1999 and November 28, 1998. Amortization expense relating to capital leases in fiscal 1999, fiscal 1998 and fiscal 1997 was $250, $228, and $202, respectively.

6. RETIREMENT BENEFITS

    SAVINGS PLAN

    Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan and, prior to the Distribution, to the Culbro Corporation 401(k) Savings Plan (the "Culbro Savings Plan") in fiscal 1999, fiscal 1998 and fiscal 1997 were $236, $230 and $116, respectively. The matching percentage by Griffin of each employee's contribution is greater under the Griffin Savings Plan as compared to the Culbro Savings Plan.

    DEFERRED COMPENSATION PLAN

    In fiscal 1999, Griffin adopted a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Contributions to the Deferred Compensation Plan started in fiscal 2000. Accordingly, there was no liability under the Deferred Compensation Plan at November 27, 1999. It is anticipated that the Deferred Compensation Plan will be unfunded, with benefits to be paid from Griffin's general assets.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. RETIREMENT BENEFITS (CONTINUED)
    POSTRETIREMENT BENEFITS

    Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retired employees. In accordance with the Distribution Agreement (see Note 1), the liabilities for Griffin employees who had retired prior to the Distribution and the liabilities for employees related to businesses no longer a part of Griffin were assumed in fiscal 1997 by GC Holdings. The liability for postretirement benefits for certain of Griffin's active employees at the time of the Distribution remains with Griffin and is included in other noncurrent liabilities on the consolidated balance sheet.

    The components for Griffin's postretirement benefits expense is as follows:

                                                       FOR THE FISCAL YEARS ENDED,
                                                      ------------------------------
                                                      NOV. 27,   NOV. 28,   NOV. 29,
                                                        1999       1998       1997
                                                      --------   --------   --------
Service cost-benefits earned during the year........    $23        $18        $26
Interest on accumulated postretirement benefit
  obligation........................................     28         22         16
                                                        ---        ---        ---
Total expense.......................................    $51        $40        $42
                                                        ===        ===        ===

    Griffin's liability for postretirement benefits, as determined by the Plan's actuaries, is shown below. None of these liabilities were funded at November 27, 1999 and November 28, 1998.

                                              NOV. 27,   NOV. 28,
                                                1999       1998
                                              --------   --------
Retirees....................................    $ --       $ --
Fully eligible active participants..........     105         98
Other active participants...................     288        272
Unrecognized net gain from experience
  differences and assumption changes........     (28)       (56)
                                                ----       ----
Liability for postretirement benefits.......    $365       $314
                                                ====       ====

    Discount rates of 8.00% and 7.15% were used to compute the accumulated postretirement benefit obligations at November 27, 1999 and November 28, 1998, respectively. Because Griffin's obligation for retiree medical benefits is fixed, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. STOCKHOLDERS' EQUITY

    PER SHARE RESULTS

    Basic and diluted per share results were based on the information below. Per share results for 1997 are pro forma because Griffin was a wholly-owned subsidiary of Culbro during a portion of that year.

                                                               FOR THE FISCAL YEARS ENDED,
                                                              ------------------------------
                                                              NOV. 27,   NOV. 28,   NOV. 29,
                                                                1999       1998       1997
                                                              --------   --------   --------
Net income (loss) as reported for computation of basic per
  share results.............................................   $2,476      $121     $(2,136)
Adjustment to net income (loss) for assumed exercise of
  options of equity investee (Centaur)......................     (104)      (91)        (12)
                                                               ------      ----     -------
Adjusted net income (loss) for computation of diluted per
  share results.............................................   $2,372      $ 30     $(2,148)
                                                               ======      ====     =======

                                                                  FOR THE FISCAL YEARS ENDED,
                                                              -----------------------------------
                                                              NOV. 27,    NOV. 28,     NOV. 29,
                                                                1999        1998         1997
                                                              ---------   ---------   -----------
                                                                                      (PRO FORMA)
Weighted average shares outstanding for computation of basic
  per share results.........................................  4,847,000   4,776,000    4,730,000
Incremental shares from assumed exercise of Griffin stock
  options...................................................     77,000     164,000           --
                                                              ---------   ---------    ---------
Adjusted weighted average shares for computation of diluted
  per share results.........................................  4,924,000   4,940,000    4,730,000
                                                              =========   =========    =========

    GRIFFIN STOCK OPTION PLAN

    The Griffin Land & Nurseries, Inc., 1997 Stock Option Plan (the "Griffin Stock Option Plan"), adopted in 1997 and subsequently amended in 1999, makes available a total of 1,000,000 options to purchase shares of Griffin common stock. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options. Incentive stock options issued under the Griffin Stock Option Plan will satisfy certain Internal Revenue Code requirements applicable thereto. At the time of the Distribution (see
Note 1), there were 438,202 Culbro stock options outstanding under various Culbro stock option plans and an employment agreement with an officer of Culbro. Upon completion of the Distribution in 1997, Culbro converted all employee stock options then outstanding under Culbro's stock option plans into options to purchase shares of common stock of Griffin, par value $0.01 per share, and options to purchase shares of common stock of Culbro. The number of outstanding options and exercise prices were adjusted to preserve the value of the Culbro options. A portion of the options outstanding under the Culbro plans were able to be exercised as incentive stock options, which under current tax laws will not provide any tax deductions to Griffin. All Culbro options held by Culbro employees who did not become employees of Griffin were vested as of the Distribution date. None of the options outstanding at November 27, 1999 may be exercised as stock appreciation rights.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. STOCKHOLDERS' EQUITY (CONTINUED)
    The Griffin Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Griffin. A summary of the activity under the Griffin Stock Option Plan is as follows:

                                                       NUMBER OF   WEIGHTED AVG.
                                                        OPTIONS    EXERCISE PRICE
                                                       ---------   --------------
Culbro options converted to Griffin options at time
  of Distribution....................................   438,202        $ 3.01
Granted in 1997......................................   231,000         14.68
Exercised in 1997....................................  (184,481)         2.21
                                                       --------        ------
Outstanding at November 29, 1997.....................   484,721          8.86
Granted in 1998......................................     4,000         17.00
Exercised in 1998....................................   (99,114)         0.92
Cancelled in 1998....................................   (20,000)        14.68
                                                       --------        ------
Outstanding at November 28, 1998.....................   369,607         10.66
Granted in 1999......................................   252,100         13.25
Exercised in 1999....................................   (20,000)         0.92
                                                       --------        ------
Outstanding at November 27, 1999.....................   601,707        $12.16
                                                       ========        ======
Number of option holders at November 27, 1999........        39
                                                       ========

                                                                         WEIGHTED AVG.
                                                                           REMAINING
                                      OUTSTANDING AT   WEIGHTED AVG.    CONTRACTUAL LIFE
RANGE OF EXERCISE PRICES              NOV. 27, 1999    EXERCISE PRICE      (IN YEARS)
------------------------              --------------   --------------   ----------------
Under $3.00.........................      34,435           $ 1.75             4.4
$3.00-$9.00                              100,172             7.52             6.3
Over $13.00.........................     467,100            13.92             8.4
                                         -------
                                         601,707
                                         =======

    Options granted by Griffin in 1997, 1998 and 1999 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. At
November 27, 1999, 140,607 options outstanding under the Griffin Stock Option Plan were vested with a weighted average price of $6.39 per share.

    STOCK-BASED COMPENSATION

    Griffin accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of SFAS No. 123 which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. STOCKHOLDERS' EQUITY (CONTINUED)
accounting for stock-based compensation. Griffin's results would have been the following pro forma amounts under the method prescribed by SFAS No. 123.

                                                               FOR THE FISCAL YEARS ENDED,
                                                              ------------------------------
                                                              NOV. 27,   NOV. 28,   NOV. 29,
                                                                1999       1998       1997
                                                              --------   --------   --------
Net income (loss), as reported..............................   $2,476     $  121    $(2,136)
Net income (loss), pro forma................................   $2,131     $  (59)   $(2,228)

Basic net income (loss) per common share, as reported.......   $ 0.51     $ 0.03    $ (0.45)
Basic net income (loss) per common share, pro forma.........   $ 0.44     $(0.01)   $ (0.47)

Diluted net income (loss) per common share, as reported.....   $ 0.48     $ 0.01    $ (0.45)
Diluted net income (loss) per common share, pro forma.......   $ 0.41     $(0.03)   $ (0.47)

    The weighted average fair value of each option granted during fiscal 1999, fiscal 1998 and fiscal 1997 was $5.17, $5.57 and $6.10, respectively, estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model to calculate the fair value of each option: expected volatility of approximately 35% in all years; risk free interest rates in fiscal 1999, fiscal 1998 and fiscal 1997 of 4.91%, 5.45% and 6.15%, respectively; expected option term of 5 years; and no dividend yield for all options issued.

8. OPERATING LEASES

    Future minimum rental payments for the next five years under noncancelable leases as of November 27, 1999 were:

2000........................................................   $  422
2001........................................................      304
2002........................................................      229
2003........................................................      145
2004........................................................       77
                                                               ------
Total minimum lease payments................................   $1,177
                                                               ======

    Total rental expense for all operating leases in fiscal 1999, fiscal 1998 and fiscal 1997 was $518, $484 and $366, respectively.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. OPERATING LEASES (CONTINUED)
    As lessor, Griffin Land's real estate activities include the leasing of office and industrial space in Connecticut. Future minimum rentals to be received under noncancelable leases as of November 27, 1999 were:

2000........................................................  $ 3,414
2001........................................................    3,348
2002........................................................    2,850
2003........................................................    2,505
2004........................................................    1,843
Later years.................................................    2,401
                                                              -------
Total minimum rental revenue................................  $16,361
                                                              =======

    Total rental revenue from all leases in fiscal 1999, fiscal 1998 and fiscal 1997 was $3,247, $2,287 and $1,851, respectively.

9. EQUITY INVESTMENTS

    INVESTMENT IN CENTAUR

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

    Centaur reports on a June 30 fiscal year. The unaudited summarized financial data presented below was derived from Centaur's audited consolidated financial statements, adjusted to report on a fiscal year consistent with Griffin. Centaur's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity income reflects adjustments necessary to present Centaur's results in accordance with generally

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. EQUITY INVESTMENTS (CONTINUED)
accepted accounting principles in the United States. Such adjustments include an expense in fiscal 1997 for stock option compensation of which Griffin's allocable share was $0.6 million.

                                                                   TWELVE MONTHS ENDED,
                                                              ------------------------------
                                                              NOV. 27,   NOV. 28,   NOV. 29,
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $97,132    $73,324    $85,713
Costs and expenses..........................................   87,925     63,068     79,981
                                                              -------    -------    -------
Operating profit............................................    9,207     10,256      5,732
Nonoperating expense (income), principally interest.........    2,638      1,322        (33)
                                                              -------    -------    -------
Pretax income...............................................    6,569      8,934      5,765
Income taxes................................................    2,520      3,634      3,217
                                                              -------    -------    -------
Net income..................................................  $ 4,049    $ 5,300    $ 2,548
                                                              =======    =======    =======

                                                              NOV. 27,   NOV. 28,
                                                                1999       1998
                                                              --------   --------
Current assets..............................................  $35,957    $20,637
Intangible assets...........................................   25,002      8,752
Other noncurrent assets.....................................   11,018      8,074
                                                              -------    -------
Total assets................................................  $71,977    $37,463
                                                              =======    =======
Current liabilities.........................................  $29,219    $21,897
Debt........................................................   42,859     19,800
Noncurrent liabilities......................................    3,530      3,493
                                                              -------    -------
Total liabilities...........................................   75,608     45,190
Accumulated deficit.........................................   (3,631)    (7,727)
                                                              -------    -------
Total liabilities and accumulated deficit...................  $71,977    $37,463
                                                              =======    =======

    REAL ESTATE JOINT VENTURES

    Included in other assets at November 27, 1999, and November 28, 1998, is $3,110 and $3,128, respectively, for Griffin's 30% interest in a real estate joint venture that owns commercial properties in Connecticut. Results of this investment in fiscal 1999, fiscal 1998 and fiscal 1997 were $116, $106 and $27, respectively, and are included in operating profit.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

    INVENTORIES

    Inventories consist of:

                                                            NOV. 27,   NOV. 28,
                                                              1999       1998
                                                            --------   --------
Nursery stock.............................................  $26,728    $24,329
Finished goods............................................    1,481      1,420
Materials and supplies....................................      987        997
                                                            -------    -------
                                                            $29,196    $26,746
                                                            =======    =======

    PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                            ESTIMATED USEFUL   NOV. 27,   NOV. 28,
                                                 LIVES           1999       1998
                                            ----------------   --------   --------
Land and improvements.....................                     $  7,402   $  6,336
Buildings.................................  10 to 40 years        4,198      3,871
Machinery and equipment...................  3 to 20 years        14,560     13,297
                                                               --------   --------
                                                                 26,160     23,504
Accumulated depreciation..................                      (11,801)   (10,869)
                                                               --------   --------
                                                               $ 14,359   $ 12,635
                                                               ========   ========

    Total depreciation expense related to property and equipment in fiscal 1999, fiscal 1998 and fiscal 1997 was $1,323, $1,265 and $1,210, respectively.

    REAL ESTATE HELD FOR SALE OR LEASE

    Real estate held for sale or lease consists of:

                                             ESTIMATED USEFUL   NOV. 27,   NOV. 28,
                                                  LIVES           1999       1998
                                             ----------------   --------   --------
Land.......................................                     $ 4,723    $ 4,761
Land improvements..........................  15 years            13,488     12,716
Buildings..................................  40 years            23,836     21,498
                                                                -------    -------
                                                                 42,047     38,975
Accumulated depreciation...................                      (8,281)    (7,456)
                                                                -------    -------
                                                                $33,766    $31,519
                                                                =======    =======

    Griffin capitalized interest in fiscal 1999 and fiscal 1998 of $103 and $111, respectively. There was no interest capitalized in fiscal 1997. Total depreciation expense related to real estate held for sale or lease in fiscal 1999, fiscal 1998 and fiscal 1997 was $869, $739 and $711, respectively.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (CONTINUED)
    ACCOUNTS PAYBLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of:

                                                              NOV. 27,   NOV. 28,
                                                                1999       1998
                                                              --------   --------
Trade payables..............................................   $2,741     $3,685
Accrued salaries, wages and other compensation..............    1,381        781
Other accrued liabilities...................................    1,290      1,120
                                                               ------     ------
                                                               $5,412     $5,586
                                                               ======     ======

    SUPPLEMENTAL CASH FLOW INFORMATION

    Griffin incurred capital lease obligations in fiscal 1999, fiscal 1998 and fiscal 1997 of $239, $238 and $202, respectively.

    In fiscal 1999 Griffin received a tax refund, net of income tax payments, of $654. In fiscal 1998 tax payments were $132. Interest payments, net of capitalized interest, were $626, $152 and $1,007 in fiscal 1999, fiscal 1998 and fiscal 1997, respectively, including interest payments of $730 in fiscal 1997 under Culbro's general corporate debt facilities that were transferred to GC Holdings pursuant to the Distribution Agreement (see Note 1). Prior to the Distribution in 1997, interest and tax payments were made by Culbro on behalf of Griffin. Griffin was included in Culbro's consolidated federal income tax returns through the Distribution (see Note 4). Accordingly, tax and interest payments made by Culbro through the Distribution are included in other financing activities on the consolidated statement of cash flows for fiscal 1997.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Summarized quarterly financial data are presented below:

1999 QUARTERS                                      1ST        2ND        3RD        4TH       TOTAL
-------------                                    --------   --------   --------   --------   --------
Net sales and other revenue....................  $ 5,165    $27,293    $14,409    $16,077    $62,944
Gross profit...................................    1,597      8,316      5,171      4,539     19,623
Net income (loss)..............................   (1,506)     2,941        309        732      2,476
Basic net income (loss) per share..............    (0.31)      0.61       0.06       0.15       0.51
Diluted net income (loss) per share............    (0.31)      0.59       0.06       0.14       0.48

1998 QUARTERS                                      1ST        2ND        3RD        4TH       TOTAL
-------------                                    --------   --------   --------   --------   --------
Net sales and other revenue....................  $ 3,514    $23,707    $11,019    $12,991    $51,231
Gross profit...................................    1,019      6,907      3,595      3,492     15,013
Net income (loss)..............................   (1,430)     2,438       (726)      (161)       121
Pro forma basic net income (loss) per share....    (0.30)      0.51      (0.15)     (0.03)      0.03
Pro forma diluted net income (loss) per
  share........................................    (0.30)      0.48      (0.15)     (0.04)      0.01

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES

    Imperial has entered into contract growing agreements with suppliers of field-grown plants. In accordance with these agreements, Imperial has agreed to purchase inventory as it becomes available with an aggregate purchase price of approximately $3.6 million over the next four years.

    In 1999, Imperial entered into an agreement to purchase land for a new wholesale sales and service center. Completion of the land purchase is contingent upon receiving all required regulatory approvals to operate a sales and service center on that site. If such approval is received, expenditures for the land acquisition and required site work are expected to be approximately $2.5 million in fiscal 2000.

    The Company is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Griffin Land & Nurseries, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries at November 27, 1999 and November 28, 1998, and the results of their operations and their cash flows for the fiscal years ended November 27, 1999, November 28, 1998 and November 29, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of Griffin Land & Nurseries, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the fiscal 1999 and fiscal 1998 financial statements of Centaur Communications, Ltd., an investment which is carried at equity in the consolidated financial statements (see Note 9) and represents approximately 15% and 15.4%, respectively, of consolidated assets. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Centaur Communications, Ltd. included in the consolidated financial statements for the years ended November 27, 1999, November 28, 1998 and November 29, 1997, is based on the report of the other auditors. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

February 9, 2000

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-30639) of Griffin Land & Nurseries, Inc. of our report dated February 9, 2000 which appears above in this Form 10-K of Griffin Land & Nurseries, Inc. for the fiscal year ended November 27, 1999. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears in Exhibit 23.2 of this Form 10-K of Griffin Land & Nurseries, Inc. for the fiscal year ended November 27, 1999.

/s/ PricewaterhouseCoopers LLP

February 9, 2000

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

    The following table sets forth the information called for in this Item 10:

NAME                                  AGE                              POSITION
----                                --------   ---------------------------------------------------------
Edgar M. Cullman..................     82      Chairman of the Board and Director
Frederick M. Danziger.............     59      President, Chief Executive Officer and Director
Anthony J. Galici.................     42      Vice President, Chief Financial Officer and Secretary
John L. Ernst.....................     59      Director
Winston J. Churchill, Jr..........     59      Director
David F. Stein....................     59      Director
Martha Collier....................     43      Senior Vice President of Marketing and Leasing of the
                                               Griffin Land Division
Gregory M. Schaan.................     42      President and Chief Executive Officer of Imperial
                                               Nurseries, Inc.

    EDGAR M. CULLMAN has been the Chairman of the Board of Griffin since
April 1997. He has been Chairman of the Board of General Cigar Holdings, Inc. ("GC Holdings"), since December 1996. From 1962 to 1996 he served as Chief Executive Officer of Culbro Corporation ("Culbro"). Mr. Cullman served as a Director of Culbro from 1961 until 1997 and has been Chairman of Culbro since 1975. He also is a Director of Centaur Communications, Ltd., and Bloomingdale Properties, Inc. ("Bloomingdale Properties"). Edgar M. Cullman is the uncle of John L. Ernst and the father-in-law of Frederick M. Danziger.

    FREDERICK M. DANZIGER has been a Director and the President and Chief Executive Officer of Griffin since April 1997, and was a director of Culbro from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980's. Mr. Danziger was Of Counsel to the law firm of Latham & Watkins from 1995 until 1997. From 1974 until 1995, Mr. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Danziger also is a director of Monro Muffler/Brake, Inc., Bloomingdale Properties, The Technology Group Inc., Centaur Communications, Ltd., and Linguaphone Group plc, and is a general partner of Ryan Instruments, L.P.

    ANTHONY J. GALICI has been the Vice President, Chief Financial Officer and Secretary of Griffin since April 1997. Mr. Galici was Vice President-Assistant Controller of Culbro from 1995 until 1997. Prior to 1995, he was Assistant Controller of Culbro.

    JOHN L. ERNST is a Director of Griffin and GC Holdings. He has been a Director of Griffin since April 1997 and a director of GC Holdings since December 1996. Mr. Ernst also was a Director of Culbro from 1983 until 1997. He is the Chairman of the Board and President of Bloomingdale Properties, an investment and real estate company. Mr. Ernst also is a director of the Doral Financial Corporation.

    WINSTON J. CHURCHILL, JR. has been a Director of Griffin since April 1997. Mr. Churchill is also a member of the board of Cinemaster Luxury Theatres, Inc., Amkor Technology, Inc., and Freedom Securities. He is a managing general partner of SCP Private Equity Partners, L.P., a private equity fund sponsored by Safeguard Scientifics, Inc., and is Chairman of Churchill Investment
Partners, Inc., and CIP Capital, Inc.

    DAVID F. STEIN has been a Director of Griffin since November 1997.
Mr. Stein is Vice Chairman of J&W Seligman & Co., Inc., an asset management firm, and a member of the board of Seligman Data Corp. He has been Vice Chairman since 1996. Mr. Stein was Managing Director of J&W Seligman & Co., Inc., from 1990 until 1996.

    MARTHA COLLIER has been the Senior Vice President of Marketing and Leasing of the Griffin Land division of Griffin since 1997. From 1995 until 1997 she was a Vice President of Griffin Land and from 1989 until 1995 she was Controller of Griffin Land.

    GREGORY M. SCHAAN has been the President and Chief Executive Officer of Imperial Nurseries, Inc. ("Imperial") since October 1999. From 1997 until 1999 he was Senior Vice President of Sales and Marketing of Imperial. From 1992 until 1997 he was Vice President of Sales and Marketing of Imperial.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the annual and long-term compensation for Mr. Danziger, Griffin's President and Chief Executive Officer, and Mr. Galici, Griffin's Vice President, Chief Financial Officer and Secretary (the "Named Executive Officers"), as well as the total compensation paid by Griffin during 1999, 1998 and 1997 to the Named Executive Officers. Mr. Danziger and
Mr. Galici were not employed by Griffin prior to 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                                                             COMPENSATION
                                                                                                AWARDS
                                                                                             ------------
                                              ANNUAL COMPENSATION                             SECURITIES
                                         ------------------------------    OTHER ANNUAL       UNDERLYING
NAME AND PRINCIPAL POSITION                YEAR      SALARY     BONUS     COMPENSATION(1)      OPTIONS
---------------------------              --------   --------   --------   ---------------    ------------
Frederick M. Danziger..................    1999     $345,205   $93,650        $ 3,178           150,000
  President and Chief Executive Officer    1998      300,000        --          5,112                --
                                           1997      126,213        --            692           150,000

Anthony J. Galici......................    1999      171,726    33,800          4,117            15,000
  Vice President, Chief Financial
    Officer                                1998      162,558     3,000         60,511(2)             --
  and Secretary                            1997       71,250        --          1,688            15,000

(1) Amounts shown under Other Annual Compensation include matching contributions made by Griffin under its Savings Plan and other miscellaneous cash benefits, but do not include funding for or receipt of retirement plan benefits. No Executive Officer who would otherwise have been includable in such table resigned or terminated employment during 1999.

(2) Includes $56,097 for reimbursement of relocation costs.

    There were no stock options exercised by the Named Executive Officers in 1999. The following table presents the value of unexercised options held by the Named Executive Officers at November 27, 1999.

                                                    NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                 UNDERLYING OPTIONS HELD AT      IN-THE-MONEY OPTIONS AT
                                                     FISCAL YEAR END(#)            FISCAL YEAR END(1)
                                                 ---------------------------   ---------------------------
NAME                                             EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                             -----------   -------------   -----------   -------------
Frederick M. Danziger..........................        --         300,000        $    --          $ --
Anthony J. Galici..............................     7,641          30,000         67,288            --

(1) The amounts presented herein have been calculated based upon the difference between the fair market value of $10.938 per share (the average of the high and low prices of Griffin's Common Stock on November 26, 1999) and the exercise price of each stock option.

                           COMPENSATION OF DIRECTORS

    Members of the Board of Directors who are not employees of Griffin received $10,000 per year and $500 for each Board and Committee meeting attended in 1999. The 1997 Stock Option Plan, as amended, provides that non-employee Directors who are not members of the Cullman & Ernst Group receive annually options exercisable for 2,000 shares of Common Stock at an exercise price that is the market price at the time of grant. In 1999 Griffin granted Mr. Churchill and Mr. Stein each options exercisable for 2,000 shares of Common Stock, and expects to grant additional options to Messrs. Churchill and Stein in 2000 consistent with the 1997 Stock Option Plan, as amended.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Griffin's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. Based upon its involvement in the preparation of certain of such forms and a review of the copies of other such forms received by it, Griffin believes that with respect to 1999, all such Section 16(a) filing requirements were satisfied.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Cullman, Danziger, and Ernst are members of the Board of Directors of Bloomingdale Properties, of which Mr. Ernst is Chairman and President and other members of the Cullman & Ernst Group are associated. Mr. Danziger also serves as trustee of the retirement plan for Bloomingdale Properties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the nominees for election as directors (who are all current directors), (iii) the Named Executive Officers (as defined in Item 11) and
(iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of November 27, 1999.

NAME AND ADDRESS(1)                                      SHARES BENEFICIALLY OWNED(2)   PERCENT OF TOTAL
-------------------                                      ----------------------------   ----------------
Edgar M. Cullman (3)...................................             977,342                   20.1
Edgar M. Cullman, Jr. (3)..............................             870,072                   17.9
Louise B. Cullman (3)..................................             847,175                   17.4
Susan R. Cullman (3)...................................             758,607                   15.6
Frederick M. Danziger (3)..............................             226,320                    4.7
Lucy C. Danziger (3)...................................           1,043,992                   21.5
John L. Ernst (3)......................................             421,250                    8.7
Winston J. Churchill, Jr...............................              30,000                      *
David F. Stein.........................................              35,000                      *
Anthony J. Galici......................................               7,641                      *
B. Bros. Realty Limited Partnership (4)................             233,792                    4.8
Gabelli Funds, Inc. (5)................................           1,416,937                   29.1
All directors and officers collectively, consisting of
  6 persons (6)........................................           1,432,432                   29.5

*   Less than 1%

(1) Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, New York 10022.

(2) This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days granted to Directors pursuant to the 1997 Stock Option Plan. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of November 27, 1999, a group (the "Cullman and Ernst Group") consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of approximately 2,327,295 shares of Common Stock (approximately 47.86% of the outstanding shares of Common Stock). Among others, Messrs. Cullman,
    Mr. Ernst and Mr. Danziger (who is a member of the Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Louise B. Cullman is the wife of Edgar M. Cullman; Edgar M. Cullman, Jr. is the son of Edgar M. Cullman and Louise B. Cullman; Susan R.

    Cullman and Lucy C. Danziger are the daughers of Edgar M. Cullman and Louise
    B. Cullman; and Lucy C. Danziger is the wife of Frederick M. Danziger.

(3) Included within the shares shown as beneficially owned by Edgar M. Cullman are 866,204 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by Mr. Ernst are 411,321 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Frederick M. Danziger are 209,778 shares in which he holds shared investment and/or voting power. Included within the shares shown as beneficially owned by Edgar M. Cullman, Jr. are 733,918 shares in which he holds shared investment and/or voting power; included with the shares owned by Louise B. Cullman are 743,765 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Susan R. Cullman are 670,842 shares in which she holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Lucy C. Danziger are 962,150 shares in which she holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Messrs. Cullman, Danziger and Ernst disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares.

(4) The address of B. Bros. Realty Limited Partnership ("B. Bros.") is 641 Lexington Avenue, New York, New York 10022. Lucy C. Danziger and John L. Ernst are the general partners of B. Bros.

(5) The address of such person is Gabelli Funds, Inc., One Corporate Center, Rye, New York 10580. A form filed with the Securities and Exchange Commission in July 1997 by Gabelli Funds, Inc., as subsequently amended, indicates that the securities have been acquired by Gabelli Funds, Inc., and its wholly-owned subsidiaries on behalf of their investment advisory clients. Griffin has been informed that no individual client of Gabelli Funds, Inc., has ownership of more than 5% of Griffin's outstanding Common Stock.

(6) Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For the information of stockholders, attention is called to the following transactions between Griffin and other parties in which the persons mentioned below might have had a direct or indirect interest.

    Messrs. Cullman, Danziger and Ernst are members of the Board of Directors of Bloomingdale Properties, of which Mr. Ernst is Chairman and President and other members of the Cullman & Ernst Group are associated. Real estate management and advisory services have been provided to Griffin by John Fletcher, an employee of Bloomingdale Properties, for which Mr. Fletcher receives compensation at a rate of approximately $50,000 per year.

    Edgar M. Cullman, the Chairman of Griffin, is also the Chairman of GC Holdings, the successor to Culbro. In addition, certain members of the Cullman & Ernst Group who may be deemed to beneficially own more than five percent of Griffin's Common Stock (see Item 12) also may be deemed to beneficially own more than five percent of the Class B Common Stock of GC Holdings. Prior to the Distribution in 1997, Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), a wholly-owned subsidiary of GC Holdings, as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. In fiscal 1999 and fiscal 1998, General Cigar made rental payments of $108,000 and $80,000, respectively, to Griffin with respect to the Agricultural Lease.

    Also prior to the Distribution in 1997, Griffin entered into a Services Agreement (the "Services Agreement") with Culbro. Pursuant to the Services Agreement, Culbro, and its successor GC Holdings, provided Griffin, for a period of one year after the Distribution, with certain administrative services, including internal audit, tax preparation, legal and transportation services. The Services Agreement was terminated with respect to all services provided by GC Holdings as of July 1998, except for certain transportation services, with respect to which the Services Agreement was amended and extended through June 1999. In fiscal 1999 and fiscal 1998, Griffin incurred expenses of $150,000 and $400,000, respectively, under the Services Agreement.

    In late 1997, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initital term of ten years and provides for the extension of the lease for additional annual periods thereafter. Griffin's rental revenue from the Commercial Lease in fiscal 1999 and fiscal 1998 was $464,000 and $437,000, respectively. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease is at market rates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements--see also Item 8

   (2)  Financial Statement Schedules and Financial Statements of Equity
    Investee.

    The following financial statement schedules and financial statements of Griffin's equity investee should be read in conjunction with the financial statements in such 1999 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

FINANCIAL STATEMENT SCHEDULES

    II--Valuation and Qualifying Accounts and Reserves            S-1

    III--Real Estate and Accumulated Depreciation             S-2/S-3

FINANCIAL STATEMENTS OF EQUITY INVESTEE

    Centaur Communications, Ltd. financial statements for
     the year ended June 30, 1999                                 F-1

(b) There were no reports on Form 8K filed by Griffin in the 1999 fourth quarter.

(c) Exhibits

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
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

        10.1            Form of Tax Sharing Agreement among Culbro Corporation,
                        Griffin Land & Nurseries, Inc., and General Cigar
                        Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar
                        Holdings, Inc., filed December 24, 1996, as amended)

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

        10.3            Form of Services Agreement among Culbro Corporation, Griffin
                        Land & Nurseries, Inc., and General Cigar Holdings, Inc.
                        (incorporated by reference to the Registration Statement on
                        Form S-1 of General Cigar Holdings, Inc., filed
                        December 24, 1996, as amended)

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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
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

        10.12 Annual Incentive Compensation Plan of Culbro Corporation, dated as of December 7, 1995 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar
                        Holdings, Inc., filed December 24, 1996, as amended)

        10.13           Annual Incentive Compensation Plan of General Cigar
                        Co., Inc., dated as of December 7, 1995 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)

        10.14 Long-Term Performance Plan of Culbro Corporation for the three-year period 1995-1997 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar
                        Holdings, Inc., filed December 24, 1996, as amended)

        10.15           Deferred Incentive Compensation Plan of Culbro Corporation,
                        dated as of December 13, 1982, and as amended on
                        February 12, 1985 (incorporated by reference to the
                        Registration Statement on Form S-1 of General Cigar
                        Holdings, Inc., filed December 24, 1996, as amended)

        10.16           Revolving Credit Agreement and Guaranty dated May 6, 1998
                        (incorporated by reference to Form 10Q dated May 30, 1998, filed July 10, 1998)

        10.17 Loan Agreement dated June 24, 1999 (incorporated by reference to Form 10Q dated August 28, 1999, filed
                        October 8, 1999)

        10.18           Revolving Credit Agreement dated August 3, 1999
                        (incorporated by reference to Form 10Q dated August 28,
                        1999, filed October 8, 1999)

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

                                                       GRIFFIN LAND & NURSERIES, INC.

                                                       By:          /s/ FREDERICK M. DANZIGER
                                                            -----------------------------------------
                                                                      Frederick M. Danziger
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:            /s/ ANTHONY J. GALICI
                                                            -----------------------------------------
                                                                        Anthony J. Galici
                                                                 VICE PRESIDENT, CHIEF FINANCIAL
                                                                      OFFICER AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated as of February 24, 2000.

                    NAME                                           TITLE
                    ----                                           -----

        /s/ WINSTON J. CHURCHILL, JR.
--------------------------------------------   Director
          Winston J. Churchill, Jr.

            /s/ EDGAR M. CULLMAN
--------------------------------------------   Chairman of the Board and Director
              Edgar M. Cullman

          /s/ FREDERICK M. DANZIGER
--------------------------------------------   President, Director and Chief Executive
            Frederick M. Danziger                Officer

              /s/ JOHN L. ERNST
--------------------------------------------   Director
                John L. Ernst

            /s/ ANTHONY J. GALICI
--------------------------------------------   Vice President, Chief Financial Officer and
              Anthony J. Galici                  Secretary

             /s/ DAVID F. STEIN
--------------------------------------------   Director
               David F. Stein

           SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                           BALANCE AT  CHARGED TO   CHARGED TO   DEDUCTIONS     BALANCE AT
                                           BEGINNING    COSTS AND     OTHER         FROM           END
DESCRIPTION                                 OF YEAR     EXPENSES     ACCOUNTS     RESERVES       OF YEAR
-----------                                ----------  ----------   ----------   ----------     ----------

                    FOR FISCAL YEAR ENDED NOVEMBER 27, 1999

Reserves:
Uncollectible accounts-trade                $  490          120            6           52 (1)     $  564
                                            ------       ------       ------       ------         ------
Inventories                                 $2,822          146            3        2,370 (2)     $  601
                                            ------       ------       ------       ------         ------

                    FOR FISCAL YEAR ENDED NOVEMBER 28, 1998

Reserves:
Uncollectible accounts-trade                $  456          111            4           81 (1)     $  490
                                            ------       ------       ------       ------         ------
Inventories                                 $3,519         --           --            697 (2)     $2,822
                                            ------       ------       ------       ------         ------

                    FOR FISCAL YEAR ENDED NOVEMBER 29, 1997

Reserves:
Uncollectible accounts-trade                $  302          163           35           44 (1)     $  456
                                            ------       ------       ------       ------         ------
Inventories                                 $  965        3,300         --            746 (2)     $3,519
                                            ------       ------       ------       ------         ------

Notes:

(1)  Accounts receivable written off.
(2)  Inventories disposed.

            Schedule III - Real Estate and Accumulated Depreciation
                             (dollars in thousands)

                                           Initial Cost     Cost Capitalized              Gross Amount
                                        -------------------    Subsequent             at November 27, 1999
                                                  Bldg. &   to Acquisition    ---------------------------------
Description           Encumbrances      Land      Improve.   Improvements      Land   Bldg. & Improve.   Total
-----------           ------------      ----      --------   ------------      ----   ----------------   -----

Land                   $    -          $4,495     $    -        $7,443        $4,495      $7,443        $11,938
Restaurant
  Bloomfield, CT            -               -          -         1,370             -       1,370          1,370
Residential
  Development
  Windsor, CT               -             110          -         3,634           110       3,634         $3,744
Office Building
  Bloomfield, CT          550              47          -         2,732            47       2,732          2,779
Office Building
  Bloomfield, CT            -               3          -         1,816             3       1,816          1,819
Office Building
  Bloomfield, CT            -               1          -         1,586             1       1,586          1,587
Office Building
  Bloomfield, CT            -               1          -         1,507             1       1,507          1,508
Office Building
  Bloomfield, CT            -               -          -           669             -         669            669
Office Building
  Bloomfield, CT            -               5          -         3,438             5       3,438          3,443
Industrial Buildings
  East Granby, CT       8,154              29          -         3,680            29       3,680          3,709
Industrial Building
  East Granby, CT         (a)              13      1,722           227            13       1,949          1,962
Industrial Building
  Windsor, CT             (a)               9          -         3,921             9       3,921          3,930
Industrial Building
  Windsor, CT               -              10          -         3,579            10       3,579          3,589
                      --------------------------------------------------------------------------------------------
                       $8,704          $4,723     $1,722       $35,602        $4,723     $37,324        $42,047
                      ============================================================================================

                                        Date of      Date of
Description            Accum. Dep.   Construction  Acquisition   Depr. Life
-----------            -----------   ------------  -----------   ----------
Land                    $  (565)
Restaurant
  Bloomfield, CT           (657)         1983                      40 yrs.
Residential
  Development
  Windsor, CT                 -
Office Building
  Bloomfield, CT         (1,470)         1977                      40 yrs.
Office Building
  Bloomfield, CT           (704)         1985                      40 yrs.
Office Building
  Bloomfield, CT           (471)         1988                      40 yrs.
Office Building
  Bloomfield, CT           (471)         1989                      40 yrs.
Office Building
  Bloomfield, CT           (223)         1988                      40 yrs.
Office Building
  Bloomfield, CT           (722)         1991                      40 yrs.
Industrial Buildings
  East Granby, CT        (2,051)         1978                      40 yrs.
Industrial Building
  East Granby, CT          (747)                      1989         40 yrs.
Industrial Building
  Windsor, CT              (151)         1998                      40 yrs.
Industrial Building
  Windsor, CT               (49)         1999                      40 yrs.
                        ---------
                        $(8,281)
                        =========

                  (a) Properties are included in mortgage of $8,154 shown above.

                             (DOLLARS IN THOUSANDS)

                       FISCAL YEAR ENDED NOVEMBER 27, 1999

                                                        COST      RESERVE
                                                        ----      -------
Balance at beginning of year                          $ 38,975    $ (7,456)
Changes during the year:
Improvements                                             3,416           -
Additions to reserve charged to costs and expense            -        (825)
Cost of sales                                             (344)          -
                                                      --------    --------

Balance at end of year                                $ 42,047    $ (8,281)
                                                      ========    ========

                      FISCAL YEAR ENDED NOVEMBER 28, 1998

                                                        COST      RESERVE
                                                        ----      -------
RESERVE

Balance at beginning of year                          $ 33,213    $ (6,784)
Changes during the year:
Improvements                                             6,182           -
Additions to reserve charged to costs and expense                     (739)
Other                                                     (420)         67
                                                      --------    --------
Balance at end of year                                $ 38,975    $ (7,456)
                                                      ========    ========

                      FISCAL YEAR ENDED NOVEMBER 29, 1997

                                                        COST      RESERVE
                                                        ----      -------
RESERVE

Balance at beginning of year                          $ 32,768    $ (6,071)
Changes during the year:
Improvements                                               953           -
Additions to reserve charged to costs and expense            -        (713)
Cost of sales                                             (508)          -
                                                      --------    --------
Balance at end of year                                $ 33,213    $ (6,784)
                                                      ========    ========

                                   CENTAUR COMMUNICATIONS LIMITED

                                   FINANCIAL STATEMENTS

                                   FOR THE YEAR ENDED

                                   JUNE 30, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of CENTAUR COMMUNICATIONS LIMITED
Dear Sirs,

CENTAUR COMMUNICATIONS LIMITED ("THE COMPANY") AND ITS SUBSIDIARIES ("THE
GROUP")

We have audited the accompanying consolidated balance sheet of Centaur Communications Limited and its subsidiaries as at June 30, 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended June 30, 1999.

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

OPINION

In our opinion the financial statements give a true and fair view of the state of affairs of the Group for the year ended June 30, 1999 and have been properly prepared in accordance with the Companies Act 1985.

United Kingdom accounting standards vary in certain important respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of consolidated net profit for the year ended June 30, 1999 and the determination of consolidated shareholders' equity and consolidated financial position as at June 30, 1999 to the extent summarised in note 30 to the consolidated financial statements.


/s/ GRANT THORNTON
------------------
GRANT THORNTON
CHARTERED ACCOUNTANTS

LONDON
17 FEBRUARY 1999 (EXCEPT FOR NOTES 30 AND 31 AS TO WHICH DATE IS 10 FEBRUARY
1999)

PRINCIPAL ACCOUNTING POLICIES

BASIS OF PREPARATION

The financial statements have been prepared in accordance with applicable accounting standards and under the historical cost convention. The principal accounting policies are described below. The policies have remained unchanged from the previous year, apart from those relating to intangible assets and subscription income (see note 3).

BASIS OF CONSOLIDATION

The group financial statements consolidate those of the company and of its subsidiary undertakings (see note 12) drawn up to 30 June 1999. Profits or losses on intra-group transactions are eliminated in full. On acquisition of a subsidiary, all of the subsidiary's assets and liabilities which exist at the date of acquisition are recorded at their fair values reflecting their condition at that date, and the results of the subsidiary acquired are included from the date of acquisition.

As a matter of accounting policy, goodwill arising on consolidation first accounted for in accounting periods before 23 December 1998, the implementation date of Financial Reporting Standard No.10 (FRS10) "Goodwill and Intangible Assets", was written off to goodwill reserves immediately on acquisition. Such goodwill will be charged to the profit and loss account on the subsequent disposal of the business to which it relates. The goodwill reserve has been transferred into the profit and loss reserve by way of a prior year adjustment in accordance with FRS10 (see note 20).

INVESTMENTS

Investments are included at cost less amounts written off.

INTANGIBLE ASSETS AND GOODWILL

Intangible assets comprise magazine publishing rights, computer databases, customer lists, brand names and other intangible assets and are stated at cost. When such assets are acquired through the acquisition of businesses they are stated at fair value at acquisition which normally represents the excess of purchase price over net tangible assets of the business acquired and are therefore similar in nature to goodwill.

Intangible fixed assets are amortised through the company's profit and loss account over a maximum of 20 years, in accordance with FRS10. In prior years, the intangible assets were capitalised and reviewed annually for permanent impairment in value.

TURNOVER

Turnover represents sales of publications, subscriptions, advertising space and other revenue, exclusive of value added tax.

PRINCIPAL ACCOUNTING POLICIES

SUBSCRIPTION INCOME

The policy for recognition of subscription income has been reviewed by the directors during the year. A revised policy has been adopted in order to present a more accurate reflection of the provision of services to customers and a more appropriate matching of income and costs associated with subscriptions. Costs are expensed as incurred and a proportion of income, appropriate to the relevant product, is taken to profit and loss account on receipt. The balance is deferred and amortised over the period of the subscription.

In previous years, magazine income was deferred and amortised over the period of the subscription, except that for controlled circulation titles, where subscription income is incidental, the income was taken to profit on receipt.

NEW PRODUCT DEVELOPMENT

BUSINESS INFORMATION PUBLISHING

The trading results of new products which are in the course of development often include substantial launch and other promotional expenditure. These costs are written off in the profit and loss account in the period in which they are incurred. The results of new products in the course of development are shown separately in the profit and loss account until such time as they become established. A product is regarded as established after the commencement of trading at a profit.

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

STOCK AND WORK-IN-PROGRESS

Stocks are stated at the lower of cost and net realisable value after making provisions for any obsolete or slow moving items. The work-in-progress consists of cost relating to publications, exhibitions and conferences, the income of which has yet to be dealt with in the profit and loss account.

OPERATING LEASES

Rentals payable under operating leases are charged to the profit and loss account over the term of the lease.

PRINCIPAL ACCOUNTING POLICIES

CONTRIBUTION TO PENSION FUND

DEFINED CONTRIBUTION SCHEME

The pension costs charged against profits represent the amount of the contributions payable to the scheme in respect of the accounting period.

CONSOLIDATED PROFIT AND LOSS ACCOUNT

For the year ended JUNE 30, 1999


                                  NOTE                                           1999        1998

                                              Established      New product
                                              activities       development      Total       Total
                                              L'000            L'000            L'000       L'000

                                                                                            (As restated)

TURNOVER                            1         47,994           4,228         52,222          47,707
---------------------------------------------------------------------------------------------------
-excluding Linguaphone                        47,994           4,228         52,222          45,179
---------------------------------------------------------------------------------------------------
Cost of sales                                (25,617)         (5,150)       (30,767)        (25,996)
                                              ------           -----         ------          ------
GROSS PROFIT/(LOSS)                           22,377            (922)        21,455          21,711

Distribution costs                            (3,276)           (130)        (3,406)         (3,844)

Administrative expenses                      (11,430)         (1,202)       (12,632)        (11,778)
                                              ------           -----         ------          ------
OPERATING PROFIT/(LOSS)                        7,671          (2,254)          5,417           6,089
---------------------------------------------------------------------------------------------------
-excluding Linguaphone-                        7,671          (2,254)          5,417           5,749
---------------------------------------------------------------------------------------------------
Publishing rights written off                                                     -             (75)

Professional fees relating to
 demerger of Linguaphone Group
 and restructuring                                                                -            (668)

 Interest receivable and
 similar income                     6                                           149             506

 Interest payable and
 similar charges                    7                                        (1,308)           (298)
                                                                              ------       --------
 PROFIT ON ORDINARY                1,2
 ACTIVITIES BEFORE TAXATION                                                   4,258           5,554

 Taxation on ordinary activities    8                                        (1,647)         (2,390)
                                                                              ------       --------
PROFIT ON ORDINARY ACTIVITIES
AFTER TAXATION                                                                2,611           3,164

 Minority interests - equity                                                    (87)            (22)
                                                                              ------       --------
PROFIT FOR THE YEAR ATTRIBUTABLE                                              2,524           3,142
TO SHAREHOLDERS

 Dividends                         12                                             -        (17,304)
                                                                              ------       --------
RETAINED PROFIT/(LOSS)             20                                         2,524        (14,162)
FOR THE YEAR
                                                                              ======       ========


------------
The accompanying accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET AT JUNE 30, 1999

                                    NOTE                      1999                            1998
                                               L'000          L'000            L'000          L'000

                                                                           (As restated)  (As restated)


FIXED ASSETS
Intangible assets                   9                         14,074                         4,131
Tangible assets                     10                         6,138                         4,601
Investments                         11                           404                           180
                                                              ------                         -----
                                                              20,616                         8,912

CURRENT ASSETS

Stocks                              13           479                             458
Debtors                             14        15,765                          11,321
Cash at bank and in hand                         734                           5,137
                                              ------                         --------
                                              16,978                          16,916

CREDITORS: AMOUNTS FALLING          15       (16,107)                        (13,043)
DUE WITHIN ONE YEAR                           ------                         --------


NET CURRENT ASSETS                                               871                         3,873
                                                             --------                       -------
TOTAL ASSETS LESS
CURRENT LIABILITIES                                           21,487                        12,785

CREDITORS: AMOUNTS FALLING DUE
AFTER MORE THAN ONE YEAR            16                       (23,200)                            -

PROVISION FOR LIABILITIES
AND CHARGES
Deferred taxation                   18                          (829)                         (628)
                                                             --------                       -------
                                                               (2,542)                      12,157
                                                             ========                       =======
CAPITAL AND RESERVES

Called up share capital             19                          1,531                         2,007
Share premium account               19                         13,364                        13,278
Capital redemption reserve          19                            483                             -
Profit and loss account             20                        (18,007)                       (3,150)
                                                             --------                       -------
SHAREHOLDERS' FUNDS - equity                                   (2,629)                       12,135
Minority interests - equity                                        87                            22
                                                             --------                       -------
                                                               (2,542)                       12,157
                                                             ========                       =======

The financial statements were approved by the Board of Directors on 10 February 2000.

G T D Wilmot - Director

------------
The accompanying accounting policies and notes form an integral part of these financial statements.

COMPANY BALANCE SHEET AT JUNE 30, 1999

                                  NOTE                          1999                          1998
                                               L'000            L'000         L'000          L'000

                                                                              (AS             (AS
                                                                              RESTATED)       RESTATED)
FIXED ASSETS
Intangible assets                   9                            577                         633
Tangible assets                     10                            77                          90
Investments                         11                         4,283                         391
                                                              ------                       ------
                                                               4,937                       1,114

CURRENT ASSETS

Debtors                             14        66,258                          62,407
Cash at bank and in hand                         923                           4,710
                                              ------                          ------
                                              67,181                          67,117

CREDITORS: AMOUNT FALLING DUE
WITHIN ONE YEAR                     15       (18,759)                        (20,963)
                                             --------                        --------
NET CURRENT ASSETS                                            48,422                        46,154
                                                              ------                        ------
TOTAL ASSETS LESS
CURRENT LIABILITIES                                           53,359                        47,268

CREDITORS: AMOUNT FALLING
DUE AFTER MORE THAN ONE YEAR        16                       (23,200)                            -

PROVISION FOR LIABILITIES
AND CHARGES
Provision for losses in subsidiaries                          (6,218)                      (6,218)
Deferred taxation                   18                        (1,255)                      (1,283)
                                                              ------                       ------
                                                              22,686                       39,767
                                                              ======                       ======
CAPITAL AND RESERVES
Called up share capital             19                         1,531                        2,007
Share premium account               19                        13,364                       13,278
Capital redemption reserve          19                           483                            -
Profit and loss account             20                         7,308                       24,482
                                                              ------                       ------
SHAREHOLDERS' FUNDS                                           22,686                       39,767
                                                              ======                       ======

The financial statements were approved by the Board of Directors on 10 February 2000.

G.T.D. Wilmot Director
------------
The accompanying accounting policies and notes form an integral part of these financial statements.

CONSOLIDATED CASH FLOW STATEMENT
For the year ended JUNE 30, 1999


                                                 NOTE       1999          1998
                                                            L'000         L'000


NET CASH INFLOW FROM OPERATING ACTIVITIES          26       4,947          6,682

RETURNS ON INVESTMENTS AND SERVICING OF FINANCE    27      (1,159)           208

TAXATION                                                   (2,628)          (947)

CAPITAL EXPENDITURE                                27      (3,248)        (2,897)
                                                          -------         ------
                                                           (2,088)         3,046

ACQUISITIONS AND DISPOSALS                         27      (9,527)          (681)
                                                          -------         ------
                                                          (11,615)         2,365

FINANCING                                          27       7,212            715

(DECREASE)/INCREASE IN CASH                     28,29      (4,403)         3,080
                                                          =======         ======


------------
The accompanying accounting policies and notes form an integral part of these financial statements.

OTHER PRIMARY STATEMENTS
For the year ended JUNE 30, 1999


                 STATEMENT OF TOTAL RECOGNISED GAINS AND LOSSES

                                                                            1999             1998
                                                                            L'000            L'000

                                                                                            (AS RESTATED)

Profit for the year attributable to shareholders                            2,524               3,142

Exchange adjustments                                                            -                  74
                                                                          --------             -------
Total recognised gains and losses relating to the year                      2,524               3,216
                                                                                               =======
Prior year adjustment - net (see note 3)                                   (2,366)
                                                                          --------
Total gains and losses recognised since last financial statements             158
                                                                          ========

                 RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS' FUNDS

                                                                            1999             1998
                                                                            L'000            L'000
Total recognised gains relating to the year                                 2,524           3,216

Demerger dividend re Linguaphone Group                                         -          (17,304)

Movement on goodwill reserve on demerger of Linguaphone Group                  -              162
Movement in currency translation reserve on demerger of the
Linguaphone Group                                                              -               39
Repurchase of own shares                                                 (17,381)               -
New share capital issued                                                      93              115
Goodwill written off directly to goodwill reserve                              -              (83)
                                                                         --------         --------
Net decrease in shareholders' funds                                      (14,764)         (13,855)
Opening shareholders' funds (originally L28,038,000 in 1998
and L14,501,000 in 1999 before deducting net prior year
adjustment of L2,048,000 and L318,000 respectively)                       12,135           25,990
                                                                         --------         --------
Closing shareholders' funds                                               (2,629)          12,135
                                                                         ========         ========


NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

1. SEGMENTAL REPORTING

ANALYSIS BY BUSINESS SEGMENT


                                                                ELECTRONIC
                                              MAGAZINE          INFORMATION     LINGUAPHONE
                                              PUBLISHING        PROVIDING        GROUP            TOTAL
                                              L'000             L'000            L'000            L'000

1999

Turnover                                      47,881            4,341                  -         52,222

Cost of sales                                (26,445)          (4,322)                 -        (30,767)

Distribution costs                            (3,383)             (23)                 -         (3,406)
Administrative expenses                      (11,608)          (1,024)                 -        (12,632)
                                             --------          -------           --------       --------
Operating profit/(loss)                        6,445           (1,028)                 -          5,417
                                             ========          =======           ========
Unallocated net interest                                                                         (1,159)
                                                                                                --------
Profit before taxation                                                                            4,258
                                                                                                ========
Net operating assets by segment               20,505             1,453                 -         21,958
                                             ========          =======           ========
Unallocated interest bearing net liabilities                                                    (24,500)
                                                                                                --------
                                                                                                 (2,542)
                                                                                                ========
1998

Turnover (as restated)                        43,747             1,432             2,528         47,707

Cost of sales                                (23,754)           (1,924)             (318)       (25,996)
Distribution costs                            (3,078)                -              (766)        (3,844)
Administrative expenses                      (10,085)             (589)           (1,104)       (11,778)
                                             --------          -------           --------       --------
Operating profit/(loss)                        6,830            (1,081)               340         6,089
Professional fees relating to demerger                                                              (75)
of Linguaphone Group and restructuring                                                             (668)
Unallocated net interest                                                                            208
                                                                                                --------
Profit before taxation                                                                            5,554
                                                                                                ========
Net operating assets by segment               11,316               841                  -        12,157
                                             ========          =======           ========       ========

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

SEGMENTAL REPORTING (CONTINUED)

ANALYSIS BY GEOGRAPHICAL SEGMENT

Substantially all the operations are within the United Kingdom.

The net assets are all located in the United Kingdom.

  2. PROFIT ON ORDINARY ACTIVITIES BEFORE TAXATION

The profit on ordinary activities before taxation is stated after charging/(crediting):

                                                  1999         1998
                                                 L'000        L'000
Leasehold property rents                         1,093          888
Hire of equipment                                  134          112
Depreciation of owned assets                     1,832         1425
Amortisation of intangible assets                  470          308
Auditors' remuneration
- audit                                             53           45
- non audit services                                74           52
Profit on disposal of tangible fixed assets        (35)         (33)
                                                 ======       ======

  3. PRIOR YEAR ADJUSTMENTS

(i) Intangible fixed assets

Intangible fixed assets are amortised through the profit and loss account over a maximum period of 20 years, following adoption of FRS No. 10. The comparative figures have been adjusted to reflect the effect on prior years of this policy. In prior years intangible assets were capitalised and reviewed annually for permanent impairment in value.

The effect of the adoption of FRS 10 is to reduce the reported profit for the year to 30 June 1999 by L470,000, for the year to 30 June 1998 by L308,000 and the brought forward reserves at 1 July 1997 by L2,302,000.

(ii) Subscription Income

The policy for recognition of subscription income has been reviewed by the directors during the year. A revised policy has been adopted in order to present a more accurate reflection of the provision of services to customers and a more appropriate matching of income and costs associated with subscriptions. Costs are expensed as incurred and a proportion of income, appropriate to the relevant product, is taken to profit and loss account on receipt. The balance is deferred and amortised over the period of the subscription.

The effect of this change in accounting policy is to increase reported profit for the year to 30 June 1999 by L11,000, the year ended 30 June 1998 is decreased by L10,000 and the brought forward reserves at 1 July 1997 have been increased by L254,000 after taxation.

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

  4. STAFF COSTS AND NUMBER

Staff costs, including directors emoluments, were as follows:

                           1999      1998
                          L'000     L'000

Wages and salaries      15,710     13,492
Social security costs    1,546      1,303
Other pension costs        273        237
                        ------     ------
                        17,529     15,032
                        ======     ======

The average number of persons employed by the group, including the directors, was as follows:

                                   1999         1998
                                 Number       Number
Magazine publishing                 652          525
Language course publishing           --           14
                                     --           --
                                    ---          ---
                                    652          539
                                    ===          ===

  5. DIRECTORS' EMOLUMENTS

Remuneration in respect of directors was as follows:

                                                        1999         1998
                                                       L'000        L'000
Emoluments                                               649          507
Pension contributions to money purchase schemes           55           57
                                                         ---          ---
                                                         704          564
                                                         ===          ===

During the year 3 directors (1998: 2 directors) participated in money purchase pension schemes.

Options have been granted to certain directors to subscribe for ordinary shares of 10p each in Centaur Communications Limited. Full details of the outstanding options are disclosed in the directors' report.

The amounts set out above include remuneration in respect of the highest paid director as follows:

                                                               1999         1998
                                                              L'000        L'000
Emoluments                                                      326          240
Pension contributions to money purchase pension scheme           39           37
                                                                ---          ---
                                                                365          277
                                                                ===          ===

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

  6. INTEREST RECEIVABLE AND SIMILAR INCOME

                                  1999         1998
                                 L'000        L'000
Interest on bank deposits          139          491
Other interest receivable           10           15
                                   ---          ---
                                   149          506
                                   ===          ===



  7. INTEREST PAYABLE AND SIMILAR CHARGES

                                   1999         1998
                                  L'000        L'000
Bank loans and overdrafts         1,308          298
                                  =====        =====


  8. TAXATION

The charge for taxation comprises:

                                                  1999        1998
                                                 L'000       L'000
UK Corporation tax at 31% (1998: 31%)            1,548       2,346
Adjustments in respect of prior year              (103)         24
Deferred taxation
- current year                                      84          20
- prior year                                       117          --
                                                 -----       -----
                                                 1,647       2,390
                                                 =====       =====


The effective rates of taxation are affected by the non allowance of amortisation. The 1998 effective rate is further affected by the non allowance of the demerger and other capital expenses.

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

  9. INTANGIBLE ASSETS

                                                                         Group          Company
                                                                         L'000            L'000
                                                                  (As restated)     (As restated)

COST
At 1 July 1998                                                            7,260              1,202
Acquired during the year                                                 10,413                 --
                                                                         ------              -----

At 30 June 1999                                                          17,673              1,202
                                                                         ------              -----

AMOUNTS WRITTEN OFF
At 1 July 1998 (including effect of prior year adjustment)                3,129                569
Amounts written off during the year                                         470                 56
                                                                         ------              -----

At 30 June 1999                                                           3,599                625
                                                                         ------              -----

NET BOOK VALUE
At 30 June 1999                                                          14,074                577
                                                                         ======                ===

At 30 June 1998                                                           4,131                633
                                                                          =====                ===

Acquisitions included above relate to the following:               L'000

The Engineering Publications (see note 22(i))                    10,217
Money Marketing Product Database                                      4
Consultancy Europe Associates Limited (see note 22(ii))              31
Consultancy Europe Associates database                               79
Perfect Information (see note 22(iii))                               82
                                                                 ------
                                                                 10,413
                                                                 ======

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

  10. TANGIBLE ASSETS

                              LEASEHOLD       FIXTURES AND            COMPUTER              MOTOR
                           IMPROVEMENTS           FITTINGS           EQUIPMENT           VEHICLES               TOTAL
GROUP                             L'000              L'000               L'000              L'000               L'000
COST
At 1 July 1998                      554              2,154                6,915                613              10,236
Additions                           105                402                2,556                180               3,243
Acquisitions                         --                 48                   40                131                 219
Disposals                            --                (14)                (135)              (144)               (293)
                                    ---              -----                -----                ---              ------

At 30 June 1999                     659              2,590                9,376                780              13,405
                                    ---              -----                -----                ---              ------
DEPRECIATION
At 1 July 1998                      267              1,350                3,594                424               5,635
Charge for year                      92                167                1,450                123               1,832
Acquisitions                         --                 30                   20                 --                  50
Disposals                            --                (10)                (111)              (129)               (250)
                                    ---              -----                -----                ---              ------

At 30 June 1999                     359              1,537                4,953                418               7,267
                                    ---              -----                -----                ---              ------

NET BOOK VALUE
At 30 June 1999                     300              1,053                4,423                362               6,138
                                    ===              =====                =====                ===              ======

At 30 June 1998                     287                804                3,321                189               4,601
                                    ===              =====                =====                ===              ======

COMPANY
COST
At 1 July 1998 and at
30 June 1999                        193                314                   12                 18                 537
                                    ---              -----                -----                ---              ------

DEPRECIATION
At 1 July 1998                      112                305                   12                 18                 447
Charge for year                      10                  3                   --                 --                  13
                                    ---              -----                -----                ---              ------

At 30 June 1999                     122                308                   12                 18                 460
                                    ---              -----                -----                ---              ------
NET BOOK VALUE
At 30 June 1999                      71                  6                   --                 --                  77
                                    ===              =====                =====                ===              ======

At 30 June 1998                      81                  9                    -                  -                  90
                                    ===              =====                =====                ===              ======

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

  11. INVESTMENTS

                                                                           1999                                1998
                                                        Group           Company             Group           Company
                                       Notes            L'000             L'000             L'000             L'000
Investments in subsidiary
undertakings                             12                --             4,103                --               211
Trade investments                                         404               180               180               180
                                                          ---              ----               ---               ---
                                                          404             4,283               180               391
                                                          ===             =====               ===               ===

In the opinion of the directors the value of the group's and the company's investments is not less than the amount at which they are stated in the balance sheet. The movement in trade investments represents an addition at cost.

  12. INVESTMENTS IN SUBSIDIARY UNDERTAKINGS

THE COMPANY                           L'000


COST
At 1 July 1998                         3,341
Additions                              3,892
                                       -----

At 30 June 1999                        7,233
                                       -----

PROVISIONS
At 1 July 1998                         3,130
Charge for the year                        -
                                       -----

At 30 June 1999                        3,130
                                       -----

NET BOOK VALUE
At 30 June 1999                        4,103
                                       =====

At 30 June 1998                          211
                                         ===

On 3 September 1997 the members ratified a de-merger of the Linguaphone group of companies. This transaction was effected by a dividend in specie of L17,304,000 with the existing members receiving two shares in Linguaphone Group Plc for every share held in Centaur Communications Limited.

The 1998 consolidated profit and loss account includes the results of the Linguaphone group for the period ended 3 September 1997. The results are shown in note 1.

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

INVESTMENTS IN SUBSIDIARY UNDERTAKINGS (CONTINUED)

PRINCIPAL SUBSIDIARY UNDERTAKINGS AT 30 JUNE 1999

                                                         HOLDING OF
                                                           ORDINARY
                                       COUNTRY OF            SHARES
                                       REGISTRATION              BY          BY
                                       INCORPORATION/        PARENT       GROUP
         SUBSIDIARY                    AND OPERATION              %           %      ACTIVITY

Chiron Communications Limited          England and Wales        100         100      Magazine
                                                                                     publishing
Hali Publications Limited              England and Wales       69.6         100      Magazine
                                                                                     publishing
Ascent Publishing Limited              England and Wales        100         100      Magazine
                                                                                     organiser
                                                                                     publishing
IFA Events Limited                     England and Wales         51          51      Exhibitions
Your Business Magazine Limited         England and Wales        100         100      Investment
                                                                                     company
Mayfield Publishing Limited            England and Wales        100         100      Investment
                                                                                     company
Perfect Information Limited            England and Wales      99.78       99.78      Electronic
                                                                                     information
                                                                                     providing
Consultancy Europe Associates          England and Wales        100         100      Legal
Limited                                                                              information
                                                                                     services

  13. STOCKS


                                      1999                     1998
                        GROUP      COMPANY        GROUP     COMPANY
                        L'000        L'000        L'000       L'000
Consumables               124           --           77          --
Work-in-progress          323           --          258          --
Finished goods             32           --          123          --
                          ---          ---          ---         ---
                          479           --          458          --
                          ===          ===          ===         ===


There is no significant difference between the replacement cost of the stock and its balance sheet value.

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

  14. DEBTORS

                                                              1999                            1998
                                             Group         Company           Group         Company
                                             L'000           L'000           L'000           L'000

Trade debtors                               13,915              --          10,330              --
Other debtors                                  305           1,692             463              44
Prepayments and deferred charges             1,545             827             528              --
Amounts owed by group undertakings              --          63,739              --          62,363
                                            ------          ------          ------          ------
                                            15,765          66,258          11,321          62,407
                                            ======          ======          ======          ======


  15. CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                              1999                           1998
                                             Group         Company           Group         Company
                                                                      (As restated)
                                             L'000           L'000           L'000           L'000
Bank loan                                    1,300           1,300              --              --
Trade creditors                                586              --           1,642              --
Other creditors                              1,004              20              78               4
Accruals and deferred income                11,235           2,044           6,983             657
Corporation tax                              1,871              20           3,054             111
Social security and other taxes                111              15           1,286              15
Amounts owed to group undertakings              --          15,360              --          20,176
                                            ------          ------          ------          ------
                                            16,107          18,759          13,043          20,963
                                            ======          ======          ======          ======

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

  16. CREDITORS: AMOUNTS FALLING DUE AFTER MORE THAN ONE YEAR

                                    1999                      1998
                                   Group        Company      Group    Company
                                   L'000        L'000        L'000    L'000
Term loan                        11,700          11,700         --          --
Revolving credit facility        11,500          11,500         --          --
                                 ------          ------      -----       -----
                                 23,200          23,200         --          --
                                 ======          ======      =====       =====

The Term Loan was granted on 4 August 1998 and is guaranteed by the company's subsidiaries, Chiron Communications Limited, Ascent Publishing Limited, Hali Publications Limited and Your Business Magazine Limited. It is repayable in quarterly installments commencing 30 September 1999 and ending 30 June 2005. The interest rate is calculated by reference to formula and approximated to 7.1% per annum in 1999.

The Revolving Credit Facility was granted on 4 August 1998 and is guaranteed by the company's subsidiaries, Chiron Communications Limited, Ascent Publishing Limited, Hali Publications Limited and Your Business Magazine. The maximum facility allowed is L17,000,000 reducing quarterly from 30 September 1999 to zero at 30 June 2005. The interest rate is calculated by reference to formula and approximated to 6.9% per annum in 1999.

  17. BORROWINGS


                                            1999                      1998
                                           Group        Company      Group    Company
                                           L'000        L'000        L'000    L'000
Due within 1 year:
Term loan                                 1,300           1,300          -          --
Revolving credit                              --             --          -          --

After 1 year and within 2 years:
Term loan                                 1,950           1,950          -          --
Revolving credit                              --             --          -          --

After 2 years and within 5 years:
Term loan                                 7,150           7,150          -          --
Revolving credit                          8,100           8,100          -          --

After 5 years:
Term loan                                 2,600           2,600          -          --
Revolving credit                          3,400           3,400          -          --
                                         ------          ------       -----      -----
                                         24,500          24,500          -          --
                                        =======          ======       =====      =====

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

  18. PROVISIONS FOR LIABILITIES AND CHARGES

                                      GROUP        COMPANY
                                      L'000          L'000
DEFERRED TAX
At 1 July 1998                          628          1,283
Charge/(released) for the year          201            (28)
                                        ---          -----
At 30 June 1999                         829          1,255
                                        ===          =====

The provision for deferred tax comprises the following amounts:

                                                    1999                       1998
                                      Group      Company        Group       Company
                                      L'000        L'000        L'000         L'000
Accelerated capital allowances          176           14           85            15
Other timing differences                653        1,241          543         1,268
                                        ---        -----          ---         -----
                                        829        1,255          628         1,283
                                        ===        =====          ===         =====

Unprovided deferred tax in respect of accelerated capital allowances for the group and the company is Lnil (1998: Lnil).

Unprovided deferred tax in respect of other timing differences for the group and the company is L357,000 (1998: L357,000).

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

  19. SHARE CAPITAL AND SHARE PREMIUM AND CAPITAL REDEMPTION RESERVES

                                                                    1999             1998
                                                                   L'000            L'000
AUTHORISED
50,000,000 Ordinary shares of 10p each                             5,000          5,000
                                                                   =====          =====
ALLOTTED AND FULLY PAID
15,309,257 Ordinary shares of 10p each (1998: 20,068,312)          1,531          2,007
                                                                   =====          =====

ALLOTMENTS DURING THE YEAR

On 3 August 1998 certain employees exercised their options to subscribe for 54,949 ordinary shares of 10p each at a price of L1 per share and 14,000 ordinary shares of 10p each at a price of L2.75 per share.

On 4 August 1998 the company purchased 4,828,004 of its own ordinary shares of 10p each at a price of L3.60 per share.

As at 30 June 1999 options have been granted and agreed to be granted to certain directors and employees to subscribe for a total of 1,902,396 ordinary shares of 10p each at varying times and prices up to August 2006. The directors' options are disclosed in the directors' report.

                                     Share            Share       Capital
                                   capital          premium    redemption
                                     L'000            L'000         L'000

1 July 1998                          2,007           13,278           --
Re-purchase of own shares             (483)              --          483
Shares issued                            7               86           --
                                     ------          ------         ----
                                     1,531           13,364          483
                                     ======          ======         ====


  20. PROFIT AND LOSS ACCOUNTS

                                        Group             Group           Company
                                     Goodwill     Profit & loss     Profit & loss
                                      Reserve           account           account
                                        L'000             L'000             L'000

1 July 1998                               (98)             (686)           24,970
Prior year adjustment                      98            (2,464)             (488)
                                        ------         ---------         ---------
Restated at 1 July 1998                    --            (3,150)           24,482
Retained profit for the year               --             2,524               207
Re-purchase of own shares                  --           (17,381)          (17,381)
                                        ------         ---------         ---------
                                           --           (18,007)            7,308
                                        ======         =========         =========

The company has taken advantage of section 230 of the Companies Act 1985 and has not included its own profit and loss account in these financial statements. The group profit for the year includes L207,000 (1998: L28,198,000) which is dealt with in the financial statements of the company.

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

  21. CAPITAL COMMITMENTS

The capital commitments at the year end were as follows:

                                                                   1999         1998
                                                                  L'000        L'000
Contracted but not provided for in the financial statements          43          109
                                                                  =====        =====

  22. ACQUISITIONS

(i) Engineering Portfolio

On 31 March 1999 the company acquired publishing rights and assets and liabilities from United News and Media Group Limited of its Engineering Portfolio for a consideration of L9,961,000 in cash. Goodwill arising on the acquisition has been capitalised and is being amortised over its estimated useful economic life of 20 years. The purchase of the Engineering Portfolio has been accounted for by the acquisition method of accounting.

The assets and liabilities of the Engineering Portfolio acquired were as follows:

                                     Book Value     Accounting          Other       Fair Value
                                                        policy     adjustment
                                                 adjustment (i)          (ii)
                                          L'000          L'000          L'000            L'000

Tangible fixed assets                       169             --             --              169
Debtors                                     598             --           (220)             378
                                         ------           ----         -------           ------
Total assets                                767             --           (220)             547

Accruals and deferred income               (926)           123             --             (803)
                                         ------           ----         -------           ------

                                           (159)           123           (220)            (256)
                                         =======         =====         =======

Purchased goodwill capitalised                                                          10,217
                                                                                        ------

                                                                                         9,961
                                                                                         =====
Satisfied by:
Cash                                                                                     9,414
Deferred consideration                                                                     427
Costs of acquisition                                                                       120
                                                                                        ------
                                                                                         9,961
                                                                                         =====

Fair value adjustments were made for:

(i)  Bringing subscription income into line with group accounting policy.
(ii) Liability due to onerous contract.

Information in relation to periods prior to acquisition is not available in the form required by FRS 6. The results and cash flows arising from the assets acquired since acquisition are not considered to be material.

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

ACQUISITIONS (CONTINUED)

(ii) CONSULTANCY EUROPE ASSOCIATES LIMITED

On 16 October 1998, the company acquired 100% of the shares in Consultancy Europe Associates Limited for consideration of L60,000 in cash. Goodwill arising on acquisition, amounting to L31,000, has been capitalised. The purchase of Consultancy Europe Associates Limited has been accounted for by the acquisition method of accounting.

(iii) PERFECT INFORMATION

On 3 August 1998, the company acquired an additional 3,750,000 ordinary 1p shares in Perfect Information Limited being 12.28% of its nominal share capital for a consideration of L3,832,000. Goodwill arising on the acquisition of these shares, amounting to L82,000, has been capitalised. The purchase of Perfect Information Limited has been accounted for by the acquisition method of accounting.

The consideration was satisfied by offsetting the intercompany loan of L3,750,000 and by a cash payment of L82,000.

  23. OPERATING LEASE COMMITMENTS

The operating lease rentals which are payable within one year of the balance sheet date are as follows:

                              LAND AND        LAND AND      EQUIPMENT   EQUIPMENT
                              BUILDINGS      BUILDINGS
                                     1999           1998         1999        1998
                                    L'000          L'000        L'000       L'000
Leases expiring
- within one year                     525              8            3          --
- within two to five years            142             26          230          54
- after five years                  1,092          1,597           31          10
                                   ------         ------        -----        ----
                                    1,759          1,631          264          64
                                   ======         ======        =====       =====

  24. PENSION SCHEMES

The group contributes to individual and collective money purchase pension schemes in respect of directors and employees once they have completed the requisite period of service. The charge for the year in respect of these pension schemes is shown in note 4.

  25. CONTINGENT LIABILITIES

GUARANTEES

The company has joined with its subsidiaries in granting a cross guarantee in favour of its bankers. The guarantee is secured by fixed and floating charges over the company's assets.

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

  26. RECONCILIATION OF OPERATING PROFIT TO NET CASH INFLOW FROM OPERATING ACTIVITIES

                                                       1999             1998
                                                      L'000            L'000
Operating profit                                      5,417            6,089
Depreciation charges                                  1,832            1,425
Amortisation                                            470              308
Profit on disposal of tangible fixed assets             (35)             (33)
Increase in stocks                                      (21)             (77)
Increase in debtors                                  (4,292)          (2,645)
Increase in creditors                                 1,576            1,615
                                                     -------         -------
                                                      4,947            6,682
                                                     =======         =======

  27. ANALYSIS OF CASH FLOWS FOR HEADINGS NETTED IN THE CASH FLOW STATEMENT

                                                                        1999             1998
                                                                       L'000            L'000
RETURNS ON INVESTMENT AND SERVICING OF FINANCE
Interest received                                                        149              506
Interest paid                                                         (1,308)            (298)
                                                                     --------           ------
NET CASH (OUTFLOW)/INFLOW FOR INTEREST                                (1,159)             208
                                                                     --------           ------
CAPITAL EXPENDITURE
Purchase of intangible fixed assets                                      (83)            (699)
Sale of trade investments                                                 --              120
Purchase of tangible fixed assets                                     (3,243)          (2,369)
Sale of tangible fixed assets                                             78               51
                                                                     --------           ------
NET CASH OUTFLOW FOR CAPITAL EXPENDITURE                              (3,248)           (2,897)
                                                                     --------           ------
ACQUISITIONS AND DISPOSALS
Purchase of/increase in interest in subsidiary undertakings             (113)             (13)
Purchase of unincorporated businesses                                 (9,414)              --
Demerger expenses                                                         --             (668)
                                                                     --------           ------
NET CASH OUTFLOW FOR ACQUISITIONS AND DISPOSALS                       (9,527)            (681)
                                                                     --------           ------
FINANCING
Issue of shares                                                           93              115
Bank borrowings                                                       24,500              600
Purchase of own shares                                               (17,381)              --
                                                                     --------           ------
NET CASH INFLOW FROM FINANCING                                         7,212              715
                                                                     --------           ------

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

  28. ANALYSIS OF NET FUNDS

                                       At                                  At
                                   1 July              Cash           30 June
                                     1998              flow              1999
                                    L'000             L'000             L'000

Cash in hand and at bank            5,137            (4,403)              734
Overdrafts                             --                --                --
                                   ------           --------          --------
                                    5,137            (4,403)              734
                                   ------           --------          --------
Debt due within one year               --            (1,300)           (1,300)
Debt due after one year                --           (23,200)          (23,200)
                                   ------           --------          --------
                                    5,137           (28,903)          (23,766)
                                   ======           ========          ========

  29. RECONCILIATION OF NET CASH FLOW TO MOVEMENTS IN NET DEBT

                                                         1999             1998
                                                        L'000            L'000
(DECREASE)/INCREASE IN CASH IN THE YEAR                (4,403)           3,080

Cash inflow from changes in debt                      (24,500)            (600)
                                                      --------          -------
Change in net debt resulting from cash flows          (28,903)           2,480

Demerger of Linguaphone                                    --            3,064
                                                      --------          -------
MOVEMENT IN NET DEBT IN THE YEAR                      (28,903)           5,544

Net funds at 1 July 1998                                5,137             (407)
                                                      --------          -------
Net debt at 30 June 1999                              (23,766)           5,137
                                                      ========          =======

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

 30. RECONCILIATION TO US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP)

The accompanying financial statements have been prepared in accordance with UK GAAP, which differs in certain material respect from US GAAP. Such differences involve methods for measuring the amounts shown in the financial statements, as well as additional disclosures required by US GAAP.

The effect on the company's retained (loss)/profit and shareholders' equity of applying the significant differences between UK GAAP and US GAAP is summarised in the reconciliation statements set out below:

                                                                            1999            1998
                                                                                   (AS RESTATED)
                                                                           L'000           L'000
(a) Reconciliation of profit and loss accounts:

Net profit/(loss) per UK GAAP:                                             2,524        (14,162)
Amortisation expenses (1)                                                    157              82
De-merger dividend (2)                                                         -          17,304
Remuneration element of stock options (5)                                      -         (1,490)
Effect of change in accounting policy (6)                                   (11)              10
                                                                            ---               --

         Net income in accordance with US GAAP                             2,670           1,744
                                                                            ====            ====

Earnings per share in accordance with US GAAP (in pence):

Basic                                                                       0.17            0.09
Diluted                                                                     0.16            0.08

Average number of shares outstanding (in thousands):

Basic                                                                     15,705          20,072
Diluted                                                                   17,068          21,180


Diluted earnings per share include the dilutive effects of share options. The incremental dilutive effect of share options was 1,363,000 and 1,108,000 for the years ended June 30, 1999 and 1998 respectively.

                                                                            1999            1998
                                                                           L'000           L'000
(b) Reconciliation of Shareholders' Equity:

Shareholders' funds per UK GAAP:                                         (2,629)          12,135
Amortisation expense (1)                                                   1,174           1,016
Remuneration element of stock options (5)                                (1,490)         (1,490)
Reinstatement of goodwill written off (3)                                     83              83
Effect on change in accounting policy (6)                                  (234)           (222)
                                                                           ----            ----
                                                                         (3,096)          11,522
                                                                         =======         =======

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

 30. RECONCILIATION TO US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP) (CONTINUED)

                                                                            1999            1998            1998
                                                                           L'000           L'000           L'000
(c) Changes in Shareholders' Equity on a US GAAP basis:

Shareholders' equity at beginning of year -                               11,522                          23,498
Net profit                                                                 2,670                           1,744
Demerger dividend (2) - UK GAAP                                                         (17,304)
Cumulative US GAAP adjustments in respect of Linguaphone                                   3,185
Exchange and goodwill adjustments in respect of Linguaphone                                  201
                                                                                        --------
Value of demerger dividend - US GAAP (2)                                       -                         (13,918)
                                                                         -------                         -------
Reinstatement of goodwill written off                                          -                              83
Issue of share capital                                                        93                             115
Share buy in (8)                                                        (17,381)                               -
                                                                         ------                           ------
                                                                         (3,096)                          11,522
                                                                         =======                          ======

(1) In compliance with UK GAAP intangible assets, representing publishing rights, are now being amortised over a maximum period of 20 years, following the adoption of FRS 10. The comparative figures have been adjusted to reflect the effect on prior years of this policy. In prior years intangible assets were capitalised and reviewed annually for permanent impairment in value. In accordance with US GAAP these assets are amortised over the estimated economic life of the asset. These assets are being amortised over 30 years.

(2) The Linguaphone Group of companies was de-merged from Centaur Communications Limited on September 3, 1998. This resulted in a distribution in specie of shares in Linguaphone Group Plc being allocated to the existing shareholders of Centaur Communications Limited.

         In compliance with UK GAAP, the group has reflected this dividend in the profit and loss account. Under US GAAP this dividend is reflected through shareholders' equity.

(3) In compliance with UK GAAP, the group had previously written off certain goodwill to shareholders' equity. Under US GAAP, the goodwill was reinstated and is being amortised over 30 years.

(4) In compliance with UK GAAP, the deferred tax effects of timing differences existing at the balance sheet date are calculated under the liability method (using tax rates likely to apply in the future when the timing differences will reverse). However, the company is not required to record the full liability, and may elect to utilise the partial provision approach. Under the partial provision approach, the amount of deferred tax to be provided is the liability that is expected to arise in the future based on a projection of the extent to which the cumulative timing differences existing at the balance sheet date are expected to reverse. Under US GAAP deferred taxes are provided for on a full liability basis. Under the full liability method, deferred tax assets and liabilities are recognised between the financial and tax bases of assets and liabilities and for tax loss carry forwards at the statutory rate of each reporting date.

         A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realised.

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP) (CONTINUED)

         There is a deferred tax liability of L357,000 relating to the settlement of intra group indebtedness and the interest thereon. For US GAAP purposes this amount could be shown as a deferred liability if expected to crystallise in future periods. As it is not expected to crystallise, a valuation allowance has been set up to offset this amount.

         A subsidiary company of Centaur Communications Limited,
         Perfect Information Limited, has incurred significant losses which, up to April 1998, under UK tax law are carried forward indefinitely to be offset against taxable profits arising in the same trade. The company has not made a profit in the recent past and it is not anticipated that these losses will be utilised in the foreseeable future. As such a deferred tax asset has not been introduced to the balance sheet.

         Losses incurred since April 1998 are available for offset against profits arising in other subsidiary companies of Centaur Communications Limited.

(5) In compliance with UK GAAP, remuneration expense relating to share options is not allowable for corporate tax purposes, thus has not been reflected in the profit and loss account. In compliance with US GAAP, the compensatory expense related to the stock options is recognised as an expense in the period when granted in accordance with SFAS 123.

(6) The group has changed its accounting policy in respect of recognition of subscription income as explained in note 3. The financial effect of this change is erradicated in accordance with US GAAP. Subscription income is deferred and amortised over the period of the subscription in accordance with US GAAP.

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

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP) (CONTINUED)

         A summary of the Company's operating, investing and financing activities classified in accordance with US GAAP, is presented below. For purposes of this summary, cash and cash equivalents consist of cash at bank and in hand.

                                                                            1999            1998
                                                                           L'000           L'000

Cash provided by operating activities                                      2,319           5,735
Cash used in investing activities                                       (13,934)         (3,370)
Cash used in financing activities                                          7,212             953
                                                                            ----             ---

Net increase in cash and cash equivalents                                 (4,403)          3,318
Linguaphone de-merger                                                          -           (125)
Cash and cash equivalents under US GAAP at the beginning of the year       5,137           1,944
                                                                            ----            ----

Cash and cash equivalents under US GAAP at the end of the year               734           5,137
                                                                           =====           =====

(8)      SHARE BUY-IN

         In accordance with UK GAAP, a capital redemption equivalent to the nominal value of the shares bought in is established. Under US GAAP such a reserve would not be established, total shareholders equity would not be affected however.

 31. ADDITIONAL DISCLOSURE RELATING TO US GAAP

(i)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         Centaur Communications Limited is a holding company which also provides management services to the group. The principal activity of the group is the creation and dissemination of business and professional information through publications, the internet and on-line.

         MANAGEMENT ESTIMATES

         In preparing the summary of differences between UK and US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of cash and cash equivalents, trade debtors, trade creditors are approximately equivalent to their carrying values due to the short maturity of these assets and liabilities.

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP) (CONTINUED)

(ii)     RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998 the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Insurance" ("SFAS 130"). SFAS 130 is effective for fiscal years beginning after December 15, 1998. The company has considered the effects of this statement and does not believe it has any comprehensive income as defined by this statement.

         In May 1998 the Financial Accounting Standards Board issued Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), SFAS 131 is effective for fiscal years beginning after December 15, 1998. The company believes that the effect of adoption of SFAS 131 will not be material.

         In June 1999, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard required companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The company has not yet determined the impact, if any, that the adoption of SFAS 133 will have on the consolidated financial statements.

(iii)    STOCK COMPENSATION PLAN

         At June 30, 1999 the Group had a Stock Option Plan for all employees. All share options vest over a maximum ten year period. The fair value of each option grant is estimated on the grant date using the minimum value pricing model with the following weighted-average assumptions used for grants in fiscal year 1999; risk free interest rate 6.5%; and expected life 7 years.

         Option pricing models require the input of highly subjective assumptions. Also, the Company's employee stock options have characteristics significantly different from those of traded options including long-vesting schedules, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believe the best input assumptions available were used to value the options and the resulting option values are reasonable.

NOTES TO THE FINANCIAL STATEMENTS
For the year ended JUNE 30, 1999

RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP) (CONTINUED)

(iii)    STOCK COMPENSATION PLAN (CONTINUED)

         A summary of the status of the Group's stock option plan at June 30, 1999, and changes during the year is presented below:

                                                                            1999            1999
                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                                        EXERCISE
                                                                          SHARES           PRICE
                                                                             000               L

Outstanding at beginning of year                                           1,821               1
Granted                                                                      150            2.73
Exercised                                                                   (69)               1
Outstanding at end of year                                                 1,902               1
Options exercisable at year end                                            1,902               1
                                                                            ====            ====

Weighted-average fair value of options granted during the year                              2.73
                                                                                            ====

The following table summarises information concerning options outstanding at June 30, 1999

                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                                       REMAINING         WEIGHTED
                                                                                     CONTRACTUAL          AVERAGE
RANGE OF EXERCISE PRICE                                                   NUMBER            LIFE         EXERCISE
                                                                     OUTSTANDING          (YEARS)            PRICE
                                                                             000                                L

L1.00 - L3.60                                                              1,902             6.5               1
