Form 10-Q
period 2000-02-26
GRIFFIN LAND & NURSERIES INC
filed 2000-04-10
CIK 1037390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10Q
                                Quarterly Report
                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



For the 13 Weeks Ended                                       Commission File No.
February 26, 2000                                                 0-29288


                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                  06-0868496
(state or other jurisdiction of incorporation             (IRS Employer
or organization)                                          Identification Number)

One Rockefeller Plaza, New York, New York                         10020
(Address of Principal Executive Offices)                     (ZIP CODE)

Registrant's Telephone Number Including Area Code         (212) 218-7910




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


       Number of Shares of Common Stock Outstanding at March 31, 2000: 4,862,704

                                           GRIFFIN LAND & NURSERIES, INC.
                                                     FORM 10Q






PART I    Financial Information                                             PAGE


          Consolidated Statement of Operations
          13 Weeks Ended  February 26, 2000 and February 27, 1999              3

          Consolidated Balance Sheet
          February 26, 2000 and November 27, 1999                              4

          Consolidated Statement of Stockholders' Equity
          13 Weeks Ended  February 26, 2000 and February 27, 1999              5

          Consolidated Statement of Cash Flows
          13 Weeks Ended February 26, 2000 and February 27, 1999               6

          Notes to Consolidated Financial Statements                        7-10

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    11-12

          Quantitative and Qualitative Disclosures About Market Risk          13


PART II   Other Information                                                   14



SIGNATURES                                                                    15

PART I
ITEM 1.  FINANCIAL STATEMENTS


                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (dollars in thousands, except per share data)

                                             FOR THE 13 WEEKS ENDED,
                                             -----------------------
                                               FEB. 26,   FEB. 27,
                                                  2000       1999
                                               -------    -------
Net sales and other revenue                    $ 5,462    $ 5,165
Cost and expenses:
Cost of goods sold                               3,663      3,568
Selling, general and administrative expenses     4,174      3,704
                                               -------    -------
Operating loss                                  (2,375)    (2,107)
Interest expense                                   212         37
Interest income                                     21         25
                                               -------    -------
Loss before income tax benefit                  (2,566)    (2,119)
Income tax benefit                              (1,026)      (784)
                                               -------    -------
Loss before equity investment                   (1,540)    (1,335)
Loss from equity investment                       (147)      (171)
                                               -------    -------
Net loss                                       $(1,687)   $(1,506)
                                               =======    =======

Basic net loss per common share                $ (0.35)   $ (0.31)
                                               =======    =======
Diluted net loss per common share              $ (0.35)   $ (0.31)
                                               =======    =======









SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC
                           CONSOLIDATED BALANCE SHEET
                 (dollars in thousands, except per share data)


                                                              FEB. 26,     NOV. 27,
                                                                2000         1999
                                                             ---------    ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                    $     336    $   2,003
Accounts receivable, less allowance of $555 and $564             1,809        5,966
Inventories                                                     33,453       29,196
Deferred income taxes                                            2,566        2,566
Other current assets                                             2,203        2,338
                                                             ---------    ---------
TOTAL CURRENT ASSETS                                            40,367       42,069
Real estate held for sale or lease, net                         34,072       33,766
Investment in Centaur Communiciations, Ltd.                     16,871       17,018
Property and equipment, net                                     14,628       14,359
Other assets                                                     6,095        6,159
                                                             ---------    ---------
TOTAL ASSETS                                                 $ 112,033    $ 113,371
                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                     $   5,449    $   5,412
Long-term debt due within one year                                 306          320
                                                             ---------    ---------
TOTAL CURRENT LIABILITIES                                        5,755        5,732
Long-term debt                                                  10,047        8,860
Deferred income taxes                                              375        1,401
Other noncurrent liabilities                                     3,787        3,622
                                                             ---------    ---------
TOTAL LIABILITIES                                               19,964       19,615
                                                             ---------    ---------
Commitments and contingencies                                     --           --

Common stock, par value $0.01 per share, 10,000,000 shares
  authorized, 4,862,704 shares issued and outstanding               49           49
Additional paid in capital                                      93,584       93,584
Retained earnings (deficit)                                     (1,564)         123
                                                             ---------    ---------
Total stockholders' equity                                      92,069       93,756
                                                             ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 112,033    $ 113,371
                                                             =========    =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                               SHARES OF              ADDITIONAL   RETAINED
                                COMMON      COMMON      PAID-IN    EARNINGS
                                 STOCK       STOCK      CAPITAL   (DEFICIT)       TOTAL
                               ---------    ------    ----------  -----------     -----
Balance at November 28, 1998   4,842,704   $      48   $  93,491   $  (2,353)   $  91,186

Net loss                            --          --          --        (1,506)      (1,506)
                               ---------   ---------   ---------   ---------    ---------

Balance at February 27, 1999   4,842,704   $      48   $  93,491   $  (3,859)   $  89,680
                               =========   =========   =========   =========    =========

Balance at November 27, 1999   4,862,704   $      49   $  93,584   $     123    $  93,756

Net loss                            --          --          --        (1,687)      (1,687)
                               ---------   ---------   ---------   ---------    ---------

Balance at February 26, 2000   4,862,704   $      49   $  93,584   $  (1,564)   $  92,069
                               =========   =========   =========   =========    =========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)


                                                                            FOR THE 13 WEEKS ENDED,
                                                                            -----------------------
                                                                              FEB. 26,   FEB. 27,
                                                                                2000       1999
                                                                              -------    -------
OPERATING ACTIVITIES:
Net loss                                                                      $(1,687)   $(1,506)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                  624        542
   Loss from equity investment                                                    147        171
   Deferred income taxes                                                       (1,026)      (784)
Changes in assets and liabilities:
   Accounts receivable                                                          4,166      3,340
   Inventories                                                                 (4,257)    (3,642)
   Income tax refund received                                                    --          926
   Accounts payable and accrued liabilities                                        37       (195)
   Other, net                                                                     441         67
                                                                              -------    -------
Net cash used in operating activities                                          (1,555)    (1,081)
                                                                              -------    -------

INVESTING ACTIVITIES:
Additions to property and equipment                                              (631)    (1,030)
Additions to real estate held for sale or lease                                  (629)    (1,413)
Other, net                                                                       --         (377)
                                                                              -------    -------
Net cash used in investing activities                                          (1,260)    (2,820)
                                                                              -------    -------

FINANCING ACTIVITIES:
Increase in debt                                                                1,235      2,000
Payments of debt                                                                  (87)       (82)
                                                                              -------    -------
Net cash provided by financing activities                                       1,148      1,918
                                                                              -------    -------
Net decrease in cash and cash equivalents                                      (1,667)    (1,983)
Cash and cash equivalents at beginning of period                                2,003      2,059
                                                                              -------    -------
Cash and cash equivalents at end of period                                    $   336    $    76
                                                                              =======    =======



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


1.  BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 1999 Financial Statements included in the Report on Form 10-K as filed with the Securities and Exchange Commission on February 25, 2000, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

         The results of operations for the thirteen weeks ended February 26, 2000, are not necessarily indicative of the results to be expected for the full year.

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


                                        FOR THE 13 WEEKS ENDED,
                                        -----------------------
                                         FEB. 26,     FEB. 27,
                                           2000         1999
                                         --------     --------
NET SALES AND OTHER REVENUE
Landscape nursery                        $  4,130     $  4,226
Real estate                                 1,332          939
                                         --------     --------
                                         $  5,462     $  5,165
                                         ========     ========
OPERATING LOSS
Landscape nursery                        $ (2,098)    $ (1,718)
Real estate                                   129          (46)
                                         --------     --------
Industry segment totals                    (1,969)      (1,764)
General corporate expense                     406          343
Interest expense, net                         191           12
                                         --------     --------
Loss before income tax benefit           $ (2,566)    $ (2,119)
                                         ========     ========

                                         FEB. 26,     NOV. 27,
                                           2000         1999
                                         --------     --------
IDENTIFIABLE ASSETS
Landscape nursery                        $ 51,067     $ 52,564
Real estate                                38,746       38,248
                                         --------     --------
Industry segment totals                    89,813       90,812
General corporate                          22,220       22,559
                                         --------     --------
                                         $112,033     $113,371
                                         ========     ========


         See Note 3 for information on Griffin's equity investment in Centaur Communications, Ltd.

3.  EQUITY INVESTMENT

         Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur Communications, Ltd. ("Centaur") under the equity method of accounting for investments. The summarized financial data of Centaur shown below was derived from Centaur's financial statements which are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity loss from Centaur reflects adjustments necessary to present Centaur's results in accordance with generally accepted accounting principles in the United States.


                                               THREE MONTHS ENDED,
                                             -----------------------
                                             FEB. 26,     FEB. 27,
                                               2000         1999
                                             --------     --------
Net sales                                     $23,141      $17,427
Costs and expenses                             22,009       16,997
                                             --------     --------
Operating profit                                1,132          430
Nonoperating expense, principally interest        871          449
                                             --------     --------
Income (loss) before taxes                        261          (19)
Income tax provision                              267           23
                                             --------     --------
Net loss                                      $    (6)     $   (42)
                                             ========     ========

                                             FEB. 26,     NOV. 27,
                                               2000         1999
                                             --------     --------
Current assets                                $35,290      $35,957
Intangible assets                              24,816       25,002
Other assets                                   11,537       11,018
                                             --------     --------
Total assets                                  $71,643      $71,977
                                             ========     ========

Current liabilities                           $28,990      $29,219
Debt                                           42,323       42,859
Other liabilities                               3,970        3,530
                                             --------     --------
Total liabilities                              75,283       75,608
Accumulated deficit                            (3,640)      (3,631)
                                             --------     --------
Total liabilities and deficit                 $71,643      $71,977
                                             ========     ========

4.  STOCK OPTIONS

         On January 18, 2000, Griffin's Board of Directors approved the issuance of 20,000 options under the Griffin Land & Nurseries, Inc., 1997 Stock Option Plan (the "Griffin Stock Option Plan") to certain employees. Activity under the Griffin Stock Option Plan is summarized as follows:

                                                          NUMBER OF   WEIGHTED AVG.
                                                           OPTIONS    EXERCISE PRICE
                                                          ---------   --------------
        Outstanding at November 27, 1999                    601,707      $12.16
        Issued after November 27, 1999                       20,000       11.22
        Cancelled after November 27, 1999                      (600)      13.25
                                                            -------      ------
        Outstanding at February 26, 2000                    621,107       $12.13
                                                            =======       ======

        Number of option holders at February 26, 2000            37
                                                            =======


                                                                        WEIGHTED AVG.
                                                                           REMAINING
                                  OUTSTANDING AT    WEIGHTED AVG.   CONTRACTUAL LIFE
        RANGE OF EXERCISE PRICES   FEB. 26, 2000   EXERCISE PRICE         (IN YEARS)
        ------------------------   -------------   --------------         ----------
        Under $3.00                       34,435           $ 1.75                4.1
        $3.00-$9.00                      100,172             7.52                6.0
        Over $9.00                       486,500            13.81                8.3
                                         -------
                                         621,107
                                         =======


        Options granted in 2000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. At February 26, 2000, there were 140,607 vested options outstanding under the Griffin Stock Option Plan with a weighted average price of $6.39 per share.

5.  PER SHARE RESULTS

        Basic and diluted per share results were based on the following:


                                                              FOR THE 13 WEEKS ENDED,
                                                            --------------------------
                                                               FEB. 26,       FEB. 27,
                                                                   2000           1999
                                                            -----------    -----------
        Net loss for computation of basic and diluted per
          share results                                     $    (1,687)   $    (1,506)
                                                            ===========    ===========

        Weighted average shares for computation of basic
          and diluted per share results                       4,863,000      4,843,000
                                                            ===========    ===========


6.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

        INVENTORIES

        Inventories consist of:

                                         FEB. 26,  NOV. 27,
                                            2000      1999
                                         -------   -------
        Nursery stock                    $30,237   $26,728
        Finished goods                     1,666     1,481
        Materials and supplies             1,550       987
                                         -------   -------
                                         $33,453   $29,196
                                         =======   =======

        PROPERTY AND EQUIPMENT

        Property and equipment consist of:


                                                  ESTIMATED USEFUL     FEB. 26,     NOV. 27,
                                                        LIVES              2000         1999
                                                  ----------------     --------     --------
                      Land and improvements                            $  7,457     $  7,402
                      Buildings                    10 to 40 years         4,576        4,198
                      Machinery and equipment       3 to 20 years        14,699       14,560
                                                                       --------     --------
                                                                         26,732       26,160
                      Accumulated depreciation                          (12,104)     (11,801)
                                                                       --------     --------
                                                                       $ 14,628     $ 14,359
                                                                       ========     ========


        Griffin incurred capital lease obligations of $25 and $81, respectively, in the thirteen weeks ended February 26, 2000 and February 27, 1999.

        REAL ESTATE HELD FOR SALE OR LEASE

        Real estate held for sale or lease consists of:


                                                 ESTIMATED USEFUL     FEB. 26,     NOV. 27,
                                                      LIVES               2000         1999
                                                 ----------------     --------     --------
                      Land                                             $ 4,680      $ 4,723
                      Land improvements              15 years            3,461        3,461
                      Buildings                      40 years           24,049       23,836
                      Development costs                                 10,388       10,027
                                                                       -------      -------
                                                                        42,578       42,047
                      Accumulated depreciation                          (8,506)      (8,281)
                                                                       -------      -------
                                                                       $34,072      $33,766
                                                                       =======      =======


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

RESULTS OF OPERATIONS

        Thirteen Weeks Ended February 26, 2000 Compared to the Thirteen Weeks Ended February 27, 1999

        Griffin's net sales and other revenue were $5.5 million in the thirteen weeks ended February 26, 2000 (the " 2000 first quarter") as compared to net sales and other revenue of $5.2 million in the thirteen weeks ended February 27, 1999 (the "1999 first quarter"). The increase of $0.3 million reflects higher net sales at Griffin Land partially offset by slightly lower net sales at Imperial. Imperial's net sales decreased $0.1 million to $4.1 million in the 2000 first quarter from $4.2 million in the 1999 first quarter. The decrease reflects lower sales volume of winter related products in the 2000 first quarter as compared to the 1999 first quarter at Imperial's wholesale sales and service centers. The decrease of winter product sales was attributed to the relatively milder winter weather in Imperial's markets in the 2000 first quarter as compared to the 1999 first quarter. Net sales and other revenue at Griffin Land increased $0.4 million to $1.3 million in the 2000 first quarter from $0.9 million in the 1999 first quarter. The net sales and other revenue increase at Griffin Land principally reflects sales of residential lots in the 2000 first quarter which generated proceeds of $0.3 million. There were no land sales in the 1999 first quarter. The balance of the net sales and other revenue increase at Griffin Land in the 2000 first quarter, as compared to the 1999 first quarter, was due to higher revenue from leasing.

        Griffin's operating loss (before interest) was $2.4 million in the 2000 first quarter as compared to an operating loss of $2.1 million in the 1999 first quarter. Imperial incurred an operating loss of $2.1 million in the 2000 first quarter as compared to an operating loss of $1.7 million in the 1999 first quarter. The first quarter historically incurs an operating loss in the nursery business because of the low volume of plant sales during the winter months. The increase in Imperial's operating loss in the 2000 first quarter, as compared to the 1999 first quarter, principally reflects higher operating expenses incurred to support Imperial's sales and service centers.

         Griffin Land had an operating profit (before interest) of $0.1 million in the 2000 first quarter as compared to an operating loss of $0.1 million in the 1999 first quarter. The improved results at Griffin Land reflect gains on the residential land sales and the higher rental revenue in the 2000 first quarter, partially offset by slightly higher operating expenses.

        Griffin's interest expense increased to $0.2 million in the 2000 first quarter as compared to less than $0.1 million in the 1999 first quarter. The higher interest expense reflects the mortgage entered into by Griffin Land in the third quarter of last year.

        The loss from Griffin's equity investment in Centaur Communications, Ltd. ("Centaur") was slightly lower in the 2000 first quarter as compared to the 1999 first quarter. Centaur had an increase in operating profit, substantially offset by higher interest expense. The increase in Centaur's interest expense principally reflects Centaur's borrowings to finance an acquisition in the 1999 second quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Griffin's net cash used in operating activities was $1.6 million in the 2000 first quarter as compared to net cash used in operating activities of $ 1.1 million in the 1999 first quarter. The increase in cash used in operations principally reflects the effect of an income tax refund of $0.9 million received in the 1999 first quarter. Net cash used for working capital items in the 2000 first quarter was less than net cash used for working capital items in the 1999 first quarter.

         Net cash used in investing activities was $1.3 million in the 2000 first quarter as compared to $2.8 million in the 1999 first quarter, reflecting a lower amount of additions to property and equipment and a lower amount of additions to Griffin's real estate holdings. The lower amount of additions to property and equipment in the 2000 first quarter, as compared to the 1999 first quarter, principally reflects the 1999 first quarter additions including the acquisition of land to expand Imperial's Cincinnati sales and service center. In the 2000 first quarter, Imperial continued several capital projects, started in fiscal 1999, to improve and expand its containerized plant production facilities in Florida and Connecticut. These projects are expected to be completed over the next six to twelve months at a projected cost of approximately $3.5 million. In fiscal 1999, Imperial entered into an agreement to acquire land in central New Jersey for a new wholesale sales and service center. Completion of the land purchase is contingent upon receiving all required regulatory approvals to operate a wholesale sales and service center on that site. If such approval is received, expenditures for the land acquisition and site work are projected to be approximately $2.5 million over the next nine months. Sites for additional sales and service centers are also being considered.

         The lower amount of additions to real estate in the 2000 first quarter, as compared to the 1999 first quarter, reflects the effect of expenditures in the 1999 first quarter for construction of a 100,000 square foot warehouse in the New England Tradeport. The shell of that new warehouse was completed in the 1999 second quarter. There were no such construction projects during the 2000 first quarter. A significant portion of Griffin's additions to its real estate holdings in the 2000 first quarter reflect subdivision activities related to a proposed residential development. Griffin is considering construction of new buildings in fiscal 2000 to provide additional space for lease. Some of the construction being considered is dependent on future space requirements of certain of Griffin's current tenants and the leasing status of the recently constructed 100,000 square foot warehouse in the New England Tradeport, which is being actively marketed but is not yet leased.

         Net cash provided by financing activities in the 2000 first quarter reflects Griffin's initial borrowings under its $20 million revolving credit loan (the "Griffin Credit Agreement") entered into in the 1999 third quarter.

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

FORWARD-LOOKING INFORMATION

         The information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of its new warehouse completed in 1999 and possible construction of additional facilities in the real estate business, subdivision approvals, the improvements and expansion of Imperial's farm operations, and the opening of a wholesale sales and service center in central New Jersey. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

         For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $1.2 million of variable rate debt outstanding at February 26, 2000.

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

PART II   OTHER INFORMATION

Items 1 - 5 not applicable

Item 6.   Exhibits and Reports on Form 8K

          (a)      Exhibits

                   Exhibit No.              Description
                   -----------              -----------

                   27                 Financial Data Schedule


          (b) There were no reports filed on Form 8K by the Registrant during the 2000 first quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GRIFFIN LAND & NURSERIES, INC.


                                             /S/ FREDERICK M. DANZIGER
DATE:  April 10, 2000                   ----------------------------------------
                                                 FREDERICK M. DANZIGER
                                        President and Chief Executive Officer





                                                 /S/ ANTHONY J. GALICI
DATE:  April 10, 2000                   ----------------------------------------
                                                     ANTHONY J. GALICI
                                        Vice President, Chief Financial Officer
                                        and Secretary