Form 10-Q
period 2000-05-27
GRIFFIN LAND & NURSERIES INC
filed 2000-07-17
CIK 1037390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the 13 Weeks Ended                                    Commission File No.
MAY 27, 2000                                              0-29288

                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                  06-0868496
(state or other jurisdiction of incorporation             (IRS Employer
or organization)                                          Identification Number)

ONE ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE           (212) 218-7910

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

        NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT JUNE 30, 2000: 4,862,704

                         GRIFFIN LAND & NURSERIES, INC.
                                    FORM 10Q

PART I FINANCIAL INFORMATION                                          PAGE


       CONSOLIDATED STATEMENT OF OPERATIONS
       13 AND 26 WEEKS ENDED MAY 27, 2000 AND MAY 29, 1999              3

       CONSOLIDATED BALANCE SHEET
       MAY 27, 2000 AND NOVEMBER 27, 1999                               4

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       26 WEEKS ENDED MAY 27, 2000 AND MAY 29, 1999                     5

       CONSOLIDATED STATEMENT OF CASH FLOWS
       26 WEEKS ENDED MAY 27, 2000 AND MAY 29, 1999                     6

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7-11

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                12-15

       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      15

PART II OTHER INFORMATION                                              16

SIGNATURES                                                             17

PART I

ITEM 1.  FINANCIAL STATEMENTS

                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (dollars in thousands, except per share data)

                                              FOR THE 13 WEEKS ENDED,      FOR THE 26 WEEKS ENDED,
                                              -------------------------    -----------------------
                                                               MAY 29,                   MAY 29,
                                                                  1999                     1999
                                                MAY 27,  (As Restated)    MAY 27,  (As Restated)
                                                 2000         (Note 7)       2000       (Note 7)
                                               --------  -------------    -------  ------------
Net sales and other revenue                     $31,877        $27,293    $37,339       $32,458
Cost and expenses:
Cost of goods sold                               22,443         18,977     26,106        22,545
Selling, general and administrative expenses      4,785          4,297      8,959         8,001
                                               --------   ------------    -------       -------
Operating profit                                  4,649          4,019      2,274         1,912
Interest expense                                    358            145        570           182
Interest income                                       3              -         24            25
                                               --------   ------------    -------       -------
Income before income tax provision                4,294          3,874      1,728         1,755
Income tax provision                              1,717          1,486        691           702
                                               --------   ------------    -------       -------
Income before equity investment                   2,577          2,388      1,037         1,053
Income from equity investment                       640            491        476           278
                                               --------   ------------    -------       -------
Net income                                      $ 3,217        $ 2,879    $ 1,513       $ 1,331
                                               ========   ============    =======       =======

Basic net income per common share               $  0.66        $  0.59    $  0.31       $  0.27
                                               ========   ============    =======       =======
Diluted net income per common share             $  0.65        $  0.58    $  0.30       $  0.26
                                               ========   ============    =======       =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GRIFFIN LAND & NURSERIES, INC.
                           CONSOLIDATED BALANCE SHEET
                  (dollars in thousands, except per share data)

                                                                             NOV. 27,
ASSETS                                                                           1999
                                                              MAY 27,   (As Restated)
                                                                 2000        (Note 7)
                                                             --------   -------------
CURRENT ASSETS
Cash and cash equivalents                                    $  2,233        $  2,003
Accounts receivable, less allowance of $674 and $564           16,162           5,966
Inventories                                                    32,876          29,196
Deferred income taxes                                           2,566           2,566
Other current assets                                            1,824           2,338
                                                             --------        --------
TOTAL CURRENT ASSETS                                           55,661          42,069
Real estate held for sale or lease, net                        34,596          33,766
Investment in Centaur Communications, Ltd.                     17,194          16,532
Property and equipment, net                                    15,576          14,359
Other assets                                                    6,203           6,159
                                                             --------        --------
TOTAL ASSETS                                                 $129,230        $112,885
                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                     $  8,972        $  5,412
Long-term debt due within one year                                353             320
                                                             --------        --------
TOTAL CURRENT LIABILITIES                                       9,325           5,732
Long-term debt                                                 19,060           8,860
Deferred income taxes                                           2,092           1,401
Other noncurrent liabilities                                    3,784           3,622
                                                             --------        --------
TOTAL LIABILITIES                                              34,261          19,615
                                                             --------        --------
Commitments and contingencies                                    --                --

Common stock, par value $0.01 per share, 10,000,000 shares
  authorized, 4,862,704 shares issued and outstanding              49              49
Additional paid in capital                                     93,584          93,584
Retained earnings (deficit)                                     1,150            (363)
Accumulated other comprehensive income                            186              --
                                                             --------        --------
Total stockholders' equity                                     94,969          93,270
                                                             --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $129,230        $112,885
                                                             ========        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                        RETAINED
                                                                        EARNINGS      ACCUMULATED
                               SHARES OF              ADDITIONAL       (DEFICIT)            OTHER           TOTAL
                                  COMMON     COMMON     PAID-IN    (As Restated)    COMPREHENSIVE   (As Restated)
                                   STOCK     STOCK      CAPITAL         (Note 7)           INCOME        (Note 7)
                               ---------   ---------   ---------   -------------    -------------   -------------
Balance at November 28, 1998   4,842,704   $      48   $  93,491       $  (2,539)      $    --          $  91,000

Net income                          --          --          --             1,331            --              1,331
                               ---------   ---------   ---------       ---------       ---------        ---------
Balance at May 29, 1999        4,842,704   $      48   $  93,491       $  (1,208)      $    --          $  92,331
                               =========   =========   =========       =========       =========        =========

Balance at November 27, 1999   4,862,704   $      49   $  93,584       $    (363)      $    --          $  93,270

Net income                          --          --          --             1,513            --              1,513

Comprehensive income                --          --          --                --             186              186
                               ---------   ---------   ---------       ---------       ---------        ---------

Balance at May 27, 2000        4,862,704   $      49   $  93,584       $   1,150       $     186        $  94,969
                               =========   =========   =========       =========       =========        =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                           FOR THE 26 WEEKS ENDED,
                                                         ---------------------------
                                                                             MAY 29,
OPERATING ACTIVITIES:                                                           1999
                                                           MAY 27,     (As Restated)
                                                              2000          (Note 7)
                                                          --------     -------------
Net income                                                $  1,513          $  1,331
Adjustments to reconcile net income to net cash
used in operating activities:
   Depreciation and amortization                             1,224             1,106
   Income from equity investment                              (476)             (278)
   Deferred income taxes                                       691               702
Changes in assets and liabilities:
   Accounts receivable                                     (10,306)           (9,008)
   Inventories                                              (3,680)           (1,948)
   Other current assets                                        514               597
   Income tax refund received                                 --                 926
   Accounts payable and accrued liabilities                  3,560               (51)
   Other, net                                                  644                11
                                                          --------          --------
Net cash used in operating activities                       (6,316)           (6,612)
                                                          --------          --------

INVESTING ACTIVITIES:
Additions to property and equipment                         (1,799)           (1,533)
Additions to real estate held for sale or lease             (1,558)           (2,105)
Other, net                                                    --                (377)
                                                          --------          --------
Net cash used in investing activities                       (3,357)           (4,015)
                                                          --------          --------

FINANCING ACTIVITIES:
Increase in debt                                            10,075             8,900
Payments of debt                                              (172)             (174)
                                                          --------          --------
Net cash provided by financing activities                    9,903             8,726
                                                          --------          --------
Net increase (decrease) in cash and cash equivalents           230            (1,901)
Cash and cash equivalents at beginning of period             2,003             2,059
                                                          --------          --------
Cash and cash equivalents at end of period                $  2,233          $    158
                                                          ========          ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

1.  BASIS OF PRESENTATION

      The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 1999 Financial Statements included in the Report on Form 10-K as filed with the Securities and Exchange Commission on February 25, 2000, and should be read in conjunction with the Notes to Financial Statements appearing in that report. The consolidated financial statements of Griffin for periods prior to the thirteen weeks ended May 27, 2000 have been restated to adjust the amounts previously reported for income from equity investment (see Note 7). All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

      The results of operations for the thirteen and twenty-six weeks ended May 27, 2000, are not necessarily indicative of the results to be expected for the full year.

2. INDUSTRY SEGMENT INFORMATION

      Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

                                  FOR THE 13 WEEKS ENDED,  FOR THE 26 WEEKS ENDED,
                                  -----------------------  -----------------------
                                      MAY 27,    MAY 29,    MAY 27,    MAY 29,
NET SALES AND OTHER REVENUE              2000       1999       2000       1999
                                     --------   --------   --------   --------
Landscape nursery                    $ 30,533   $ 26,291   $ 34,663   $ 30,517
Real estate                             1,344      1,002      2,676      1,941
                                     --------   --------   --------   --------
                                     $ 31,877   $ 27,293   $ 37,339   $ 32,458
                                     ========   ========   ========   ========
OPERATING PROFIT
Landscape nursery                    $  5,038   $  4,341   $  2,940   $  2,623
Real estate                                11         56        140         10
                                     --------   --------   --------   --------
Industry segment totals                 5,049      4,397      3,080      2,633
General corporate expense                 400        378        806        721
Interest expense, net                     355        145        546        157
                                     --------   --------   --------   --------
Income before income tax provision   $  4,294   $  3,874   $  1,728   $  1,755
                                     ========   ========   ========   ========

                                                            MAY 27,   NOV. 27,
IDENTIFIABLE ASSETS                                            2000       1999
                                                           --------   --------
Landscape nursery                                          $ 67,628   $ 52,564
Real estate                                                  39,116     38,248
                                                           --------   --------
Industry segment totals                                     106,744     90,812
General corporate                                            22,486     22,073
                                                           --------   --------
                                                           $129,230   $112,885
                                                           ========   ========

      See Note 3 for information on Griffin's equity investment in Centaur Communications, Ltd.

3. EQUITY INVESTMENT

      Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur Communications, Ltd. ("Centaur") under the equity method of accounting for investments. The summarized financial data of Centaur shown below was derived from Centaur's financial statements which are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity income from Centaur, including the restatement referred to in Note 7, reflects adjustments necessary to present Centaur's results in accordance with generally accepted accounting principles in the United States.


                                                     SIX MONTHS ENDED,
                                               ----------------------------
                                                                    MAY 29,
                                                                       1999
                                               MAY 27,        (As Restated)
                                                 2000              (Note 7)
                                               -------              -------
Net sales                                      $52,852              $41,540
Costs and expenses                              48,109               38,001
                                               -------              -------
Operating profit                                 4,743                3,539
Nonoperating expense, principally interest       1,759                1,051
                                               -------              -------
Income before taxes                              2,984                2,488
Income tax provision                               835                  860
                                               -------              -------
Net income                                     $ 2,149              $ 1,628
                                               =======              =======



                                                                  NOV. 27,
                                                                      1999
                                               MAY 27,       (As Restated)
                                                  2000            (Note 7)
                                               -------            --------
Current assets                                 $35,912             $35,957
Intangible assets                               22,400              25,002
Other assets                                    10,539              11,018
                                               -------             -------
Total assets                                   $68,851             $71,977
                                               =======             =======

Current liabilities                            $31,764             $31,273
Debt                                            36,488              42,859
Other liabilities                                3,611               3,530
                                               -------             -------
Total liabilities                               71,863              77,662
Accumulated deficit                             (3,012)             (5,685)
                                               -------             -------
Total liabilities and deficit                  $68,851             $71,977
                                               =======             =======


4. STOCK OPTIONS

      On January 18, 2000, Griffin's Board of Directors approved the issuance of 20,000 options under the Griffin Land & Nurseries, Inc., 1997 Stock Option Plan (the "Griffin Stock Option Plan") to certain employees. On May 16, 2000, in accordance with the Griffin Stock Option Plan, 4,000 options were issued to Griffin's independent directors. Activity under the Griffin Stock Option Plan is summarized as follows:

                                                    NUMBER OF   WEIGHTED AVG.
                                                      OPTIONS  EXERCISE PRICE
                                                      -------  --------------
        Outstanding at November 27, 1999              601,707          $12.16
        Issued after November 27, 1999                 24,000           11.35
        Cancelled after November 27, 1999               (600)           13.25
                                                      -------          ------
        Outstanding at May 27, 2000                   625,107          $12.13
                                                      =======          ======

        Number of option holders at May 27, 2000           37
                                                           ==

                                                                  WEIGHTED AVG.
                                                                      REMAINING
                           OUTSTANDING AT     WEIGHTED AVG.    CONTRACTUAL LIFE
RANGE OF EXERCISE PRICES     MAY 27, 2000    EXERCISE PRICE           (IN YEARS)
------------------------     ------------    --------------           ----------
Under $3.00                        34,435             $1.75                  3.9
$3.00-$9.00                       100,172              7.52                  5.8
Over $9.00                        490,500             13.80                  8.0
                                  -------
                                  625,107
                                  =======

      Options granted in 2000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. At May 27, 2000, there were 140,607 vested options outstanding under the Griffin Stock Option Plan with a weighted average price of $6.39 per share.

5. PER SHARE RESULTS

      Basic and diluted per share results were based on the following:

                                                FOR THE 13 WEEKS ENDED,       FOR THE 26 WEEKS ENDED,
                                                -----------------------       -----------------------
                                                                MAY 29,                       MAY 29,
                                                                   1999                          1999
                                                 MAY 27,  (As Restated)        MAY 27,  (As Restated)
                                                    2000       (Note 7)           2000       (Note 7)
                                              ----------    -----------    -----------    -----------
Net income for computation of basic per
  share results                              $     3,217    $     2,879    $     1,513    $     1,331

Adjustment to net income for assumed
  exercise of options of equity investee
  (Centaur)                                          (35)           (50)           (35)           (50)
                                             -----------    -----------    -----------    -----------
Adjusted net income for computation of
  diluted per share results                  $     3,182    $     2,829    $     1,478    $     1,281
                                             ===========    ===========    ===========    ===========

Weighted average shares for computation
  of basic per share results                   4,863,000      4,843,000      4,863,000      4,843,000

Incremental shares from assumed exercise
  of stock options                                63,000         77,000         61,000         82,000
                                             -----------    -----------    -----------    -----------
Adjusted weighted average shares for
  computation of diluted per share results     4,926,000      4,920,000      4,924,000      4,925,000
                                             ===========    ===========    ===========    ===========

6. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

      COMPREHENSIVE INCOME

      The Statement of Stockholders Equity for the period ended May 27, 2000 includes other comprehensive income of $186. This reflects the effect of a translation adjustment related to Griffin's equity investment in Centaur. There was no other comprehensive income in the prior fiscal year.

INVENTORIES

   Inventories consist of:
                                                              MAY 27,    NOV. 27,
                                                                 2000        1999
                                                             --------    --------
   Nursery stock                                             $ 29,219    $ 26,728
   Finished goods                                               1,888       1,481
   Materials and supplies                                       1,769         987
                                                             --------    --------
                                                             $ 32,876    $ 29,196
                                                             ========    ========

PROPERTY AND EQUIPMENT

   Property and equipment consist of:

                                     ESTIMATED USEFUL         MAY 27,    NOV. 27,
                                          LIVES                  2000        1999
                                          -----              --------    --------
   Land and improvements                                     $  7,520    $  7,402
   Buildings                          10 to 40 years            4,999       4,198
   Machinery and equipment             3 to 20 years           15,460      14,560
                                                             --------    --------
                                                               27,979      26,160
   Accumulated depreciation                                   (12,403)    (11,801)
                                                             --------    --------
                                                             $ 15,576    $ 14,359
                                                             ========    ========

      Griffin incurred capital lease obligations of $330 and $146, respectively, in the twenty-six weeks ended May 27, 2000 and May 29, 1999.

REAL ESTATE HELD FOR SALE OR LEASE

   Real estate held for sale or lease consists of:

                                     ESTIMATED USEFUL         MAY 27,    NOV. 27,
                                          LIVES                  2000        1999
                                          -----              --------    --------
   Land                                                      $  4,835    $  4,723
   Land improvements                        15 years            3,461       3,461
   Buildings                                40 years           24,286      23,836
   Development costs                                           10,747      10,027
                                                             --------    --------
                                                               43,329      42,047
   Accumulated depreciation                                    (8,733)     (8,281)
                                                             --------    --------
                                                             $ 34,596    $ 33,766
                                                             ========    ========

LONG-TERM DEBT

   Long-term debt includes:
                                                              MAY 27,    NOV. 27,
                                                                 2000        1999
                                                             --------    --------
   Credit agreement                                           $10,075    $     --
   Mortgages                                                    8,650       8,704
   Capital leases                                                 688         476
                                                             --------    --------
   Total                                                       19,413       9,180
   Less: due within one year                                      353         320
                                                             --------    --------
   Total long-term debt                                       $19,060      $8,860
                                                             ========    ========

7. RESTATEMENT

   The consolidated financial statements of Griffin for periods prior to the thirteen weeks ended May 27, 2000 have been restated to adjust the amounts previously reported for equity income from Centaur. The restatement was required to adjust the timing of the recognition of subscription revenue of Centaur to comply with generally accepted accounting principles in the United States. The following summarizes the changes to the previously reported Consolidated Statement of Operations:


                                           FOR THE 13               FOR THE 26
                                          WEEKS ENDED              WEEKS ENDED
                                         MAY 29, 1999             MAY 29, 1999
                                   -------------------     -------------------
                                         AS         AS           AS         AS
                                   REPORTED   RESTATED     REPORTED   RESTATED
                                   --------   --------     --------   --------
Income before equity investment    $  2,388   $  2,388     $  1,053   $  1,053
Income from equity investment           553        491          382        278
                                   --------   --------     --------   --------
Net income                         $  2,941   $  2,879     $  1,435   $  1,331
                                   ========   ========     ========   ========
Basic net income per share         $   0.61   $   0.59     $   0.30   $   0.27
                                   ========   ========     ========   ========
Diluted net income per share       $   0.59   $   0.58     $   0.28   $   0.26
                                   ========   ========     ========   ========


                                                                    FOR THE 13
                                                                   WEEKS ENDED
                                                                 FEB. 26, 2000
                                                           -------------------
                                                                 AS          AS
                                                           REPORTED    RESTATED
                                                           --------    --------
Loss before equity investment                              $(1,540)    $(1,540)
Loss from equity investment                                   (147)       (164)
                                                           -------     -------
Net loss                                                   $(1,687)    $(1,704)
                                                           =======      ======
Basic net loss per share                                    $(0.35)     $(0.35)
                                                           =======      ======
Diluted net loss per share                                  $(0.35)     $(0.35)
                                                           =======      ======

        The restatement will effect Griffin's previously reported financial statements for fiscal 1998 and fiscal 1999. Griffin intends to file amended reports with the Securities and Exchange Commission as soon as practicable which will include detailed information regarding the restatement. The amended filings are expected to have the effect of reducing income from equity investment and net income by $300 in fiscal 1999 and $186 in fiscal 1998.

ITEM 2

                         GRIFFIN LAND & NURSERIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

   The consolidated financial statements of Griffin for the periods prior to the thirteen weeks ended May 27, 2000 have been restated to adjust the amounts previously reported for equity income from Griffin's 35% investment in Centaur Communications, Ltd. ("Centaur"), a privately owned publisher based in the United Kingdom. Restatement was required to adjust the timing of the recognition of subscription revenue of Centaur to comply with generally accepted accounting principles in the United States. See Note 7 to Griffin's consolidated financial statements contained in Item 1.

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

RESULTS OF OPERATIONS

      Thirteen Weeks Ended May 27, 2000 Compared to the Thirteen Weeks Ended May 29, 1999

      Griffin's net sales and other revenue were $31.9 million in the thirteen weeks ended May 27, 2000 (the "2000 second quarter") as compared to net sales and other revenue of $27.3 million in the thirteen weeks ended May 29, 1999 (the "1999 second quarter"). The increase of $4.6 million reflects higher net sales at both Imperial and Griffin Land. Imperial's net sales increased $4.2 million to $30.5 million in the 2000 second quarter from $26.3 million in the 1999 second quarter, reflecting higher volume at Imperial's wholesale sales and service centers, which accounted for $2.6 million of Imperial's net sales increase, and an increase of $1.6 million in net sales of container plants from Imperial's farming operations. The increase in sales of container plants from Imperial's farms reflects the first substantial increase in salable units from production increases over the past three years. The increased sales of container plants more than offset a decrease in sales of Imperial's field grown product in the 2000 second quarter as compared to the 1999 second quarter. Imperial discontinued its field growing operations several years ago and has substantially completed the liquidation of its remaining field grown inventory.

      Net sales and other revenue at Griffin Land increased $0.3 million to $1.3 million in the 2000 second quarter as compared to $1.0 million in the 1999 second quarter. The increased net sales and other revenue at Griffin Land principally reflects sales of $0.2 million from residential lots in the 2000 second quarter. There were no land sales in the 1999 second quarter. Additionally, rental revenue increased by $0.1 million over the 1999 second quarter due principally to new leases in place this year.

      Griffin's operating profit (before interest) was $4.6 million in the 2000 second quarter as compared to $4.0 million in the 1999 second quarter. Operating profit at Imperial increased to $5.0 million in the 2000 second quarter from $4.3 million in the 1999 second quarter. The increase in Imperial's operating profit reflects a $1.0 million increase in gross profit as a result of the increased net sales. Imperial's gross margin on sales was 29.2% in the 2000 second quarter as compared to 29.9% in the 1999 second quarter. The lower margin reflected a charge of $0.2 million included in cost of goods sold in the 2000 second quarter to reflect the disposal of certain propagated units that will not be grown to salable size plants due to changes in product mix at Imperial's Florida container farm. Imperial's operating expenses increased from $3.5 million in the 1999 second quarter to $3.9 million in the 2000 second quarter. The higher expenses were incurred to support the growth of Imperial's wholesale sales and service centers. As a percentage of net sales, Imperial's operating expenses were 12.8% of net sales in the 2000 second quarter as compared to 13.4% of net sales in the 1999 second quarter.

      Griffin Land's operating results (before interest) were break even in the 2000 second quarter as compared to an operating profit (before interest) of $0.1 million in the 1999 second quarter. The slight decrease in operating results principally reflects higher operating expenses at Griffin Land. The increased revenue in the 2000 second quarter from sales of residential land at Griffin Land did not have an impact on operating results because the residential lot sales completed in the 2000 second quarter were substantially break even.

      Griffin's interest expense increased to $0.4 million in the 2000 second quarter from $0.1 million in the 1999 second quarter. The higher interest expense reflects increased borrowing levels in the 2000 second quarter as compared to the 1999 second quarter to support Imperial's seasonal working capital requirements and to fund capital projects at Imperial and Griffin Land.

      Income from Griffin's equity investment in Centaur Communications, Ltd. ("Centaur") was higher in the 2000 second quarter as compared to the 1999 second quarter. The increase in equity income reflects higher revenue at Centaur, partially offset by an increase in operating expenses. The higher expenses include a pretax charge of $1.1 million, of which Griffin's allocable share is $0.4 million, for accruals under long-term compensation plans based on the growth and increased profitability of certain of Centaur's businesses that primarily are brand extensions of Centaur's core business.

      Twenty-six Weeks Ended May 27, 2000 Compared to the Twenty-six Weeks Ended May 29, 1999

      Griffin's net sales and other revenue were $37.3 million in the twenty-six weeks ended May 27, 2000 (the "2000 six month period") as compared to net sales and other revenue of $32.5 million in the twenty-six weeks ended May 29, 1999 (the "1999 six month period"). The increase of $4.8 million reflects higher net sales at both Imperial and Griffin Land. Imperial's net sales increased $4.2 million to $34.7 million in the 2000 six month period from $30.5 million in the 1999 six month period. The higher net sales at Imperial reflects increased volume at its wholesale sales and service centers, which accounted for $2.5 million of Imperial's net sales increase, and an increase of $1.7 million in net sales of containerized plants from its farming operations. Net sales and other revenue at Griffin Land increased to $2.7 million in the 2000 six month period from $1.9 million in the 1999 six month period. The increase reflected sales of $0.5 million from residential lots in the current year. There were no land sales in the 1999 six month period. Additionally, rental revenue increased $0.3 million over the 1999 six month period principally from new leases in place in the current year.

      Griffin's operating profit (before interest) in the 2000 six month period increased $0.4 million to $2.3 million as compared to $1.9 million in the 1999 six month period. Operating profit at Imperial increased $0.3 million to $2.9 million in the 2000 six month period as compared to $2.6 million in the 1999 six month period. Imperial's higher operating profit principally reflects higher gross profit, which increased to $10.0 million in the 2000 six month period from $9.1 million in the 1999 six month period. Imperial's overall gross margin on net sales was 29.0% in the 2000 six month period as compared to 29.7% in the 1999 six month period. The lower margin reflects pricing pressures and includes the effect of additional costs resulting from changes in Imperial's product mix at its Florida container farm. Imperial's operating expenses were $7.1 million in the 2000 six month period as compared to $6.4 million in the 1999 six month period. As a percentage of net sales, operating expenses decreased to 20.6% in the 2000 six month period from 21.1% in the 1999 six month period.

      In the 2000 six month period, Griffin Land had operating profit (before interest) of $0.1 million as compared to being substantially break even at the operating profit level in the 1999 six month period. The improved results principally reflect the increased rental revenue and profit from certain of its land sales in the 2000 six month period. Griffin Land's rental properties generated an operating profit, before interest and depreciation, of $1.6 million in the 2000 six month period as compared to $1.4 million in the 1999 six month period. This increase reflects new leases in place in the 2000 six month period and the effect of increases in rental rates on existing leases.

      Griffin's interest expense increased to $0.5 million in the 2000 six month period from $0.2 million in the 1999 six month period. The increase is due to increased borrowing levels in the 2000 six month period as compared to the 1999 six month period to support Imperial's seasonal working capital requirements and to fund capital projects at Imperial and Griffin Land.

      Income from Griffin's equity investment in Centaur increased in the 2000 six month period as compared to the 1999 six month period. The increased results principally reflect higher advertising revenue at Centaur in the current year, partially offset by higher expenses, including the long-term compensation expense discussed above, and higher interest expense. The higher interest expense reflects a full six months of interest in the 2000 six month period on debt of approximately $20 million related to an acquisition by Centaur in the 1999 second quarter.

LIQUIDITY AND CAPITAL RESOURCES

      Griffin's net cash used in operating activities was $6.3 million in the 2000 six month period as compared to net cash used in operating activities of $6.6 million in the 1999 six month period. Cash used in operating activities during the first six months of the fiscal year principally reflects the seasonal increases in accounts receivable and inventories at Imperial. Partially offsetting the increased inventory in the 2000 six month period was an increase in accounts payable and accrued liabilities of $3.6 million.

      Net cash used in investing activities was $3.4 million in the 2000 six month period as compared to $4.0 million in the 1999 six month period. The decrease reflected a lower amount of additions to Griffin's real estate holdings, partially offset by increased capital expenditures at Imperial Nurseries. The increase in additions to property and equipment at Imperial in the 2000 six month period, as compared to the 1999 six month period, principally reflects several capital projects, started in fiscal 1999, to improve and expand Imperial's containerized plant production facilities in Florida and Connecticut. These projects are expected to be completed over the next six to twelve months at a projected total cost of approximately $3.5 million. In fiscal 1999, Imperial entered into an agreement to acquire land in central New Jersey for a new wholesale sales and service center. Completion of the land purchase is contingent upon receiving all required regulatory approvals to operate a wholesale sales and service center on that site. If such approval is received, expenditures for the land acquisition and site work are projected to be approximately $3.9 million over the next nine months. Sites for additional sales and service centers are also being considered.

      The lower amount of additions to real estate in the 2000 six month period, as compared to the 1999 six month period, reflects the completion of construction in the 1999 six month period of the shell building of a 100,000 square foot warehouse in the New England Tradeport. This new warehouse is being actively marketed but is not yet leased. A significant portion of Griffin's additions to its real estate holdings in the 2000 six month period reflect subdivision activities related to a proposed residential development. Griffin is considering construction of new buildings this year to provide additional space for lease. Some of this construction being considered is dependent on future space requirements of certain of Griffin's current tenants while a portion of the contemplated construction will be built on speculation.

      Net cash provided by financing activities in the 2000 six month period reflects Griffin's borrowings under its $20 million revolving credit loan (the "Griffin Credit Agreement").

      Management believes that in the near term, based on the current level of operations and anticipated growth, its cash on hand, cash flow from operations and borrowings under the Griffin Credit Agreement will be sufficient to finance the working capital requirements and expected capital expenditures of its landscape nursery business and to fund development of its real estate assets. Over the intermediate and long term, selective mortgage placements or additional bank credit facilities may also be required to fund capital projects.

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

      For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $10.1 million of variable rate debt outstanding at May 27, 2000.

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

PART II OTHER INFORMATION

Items 1 - 3 not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      (a) Annual Meeting of Stockholders: May 16, 2000

      (b) The following were elected as Directors at the Annual meeting:

      (c)(i) 1)   Mr. Winston J. Churchill, Jr. was elected a Director for 2000 with 4,605,754 votes in favor, 28,544 withheld and 228,406 not voting.

             2) Mr. Edgar M. Cullman was elected a Director for 2000 with 4,601,881 votes in favor, 32,417 withheld and 228,406 not voting.

             3) Mr. Frederick M. Danziger was elected a Director for 2000 with 4,605,854 votes in favor, 28,444 withheld and 228,406 not voting.

             4) Mr. John L. Ernst was elected a Director for 2000 with 4,605,754 votes in favor, 28,544 withheld and 228,406 not voting.

             5) Mr. David F. Stein was elected a Director for 2000 with 4,605,554 votes in favor, 28,744 withheld and 228,406 not voting.

      (ii) The selection of PricewaterhouseCoopers LLP as independent accountants for 2000 was approved with 4,628,301 votes in favor and 1,414 opposed with 4,583 abstentions and 228,406 not voting.

Item 5 is not applicable

Item 6. Exhibits and Reports on Form 8K

            (a)   Exhibits

                  Exhibit No.       Description
                  -----------       -----------

                  27                Financial Data Schedule

            (b) There were no reports filed on Form 8K by the Registrant during the 2000 second quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GRIFFIN LAND & NURSERIES, INC.


                                                  /s/ FREDERICK M. DANZIGER
                                      -------------------------------------
DATE: July 17, 2000                                   FREDERICK M. DANZIGER
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                                      /s/ ANTHONY J. GALICI
                                      -------------------------------------
DATE: July 17, 2000                                       ANTHONY J. GALICI
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                              AND SECRETARY