Form 10-K/A
period 1998-11-28
GRIFFIN LAND & NURSERIES INC
filed 2000-10-04
CIK 1037390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                   FORM 10-K/A


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /


    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $12,363,000 approximately, based on the closing sales price on the Nasdaq National Market on September 15, 2000. Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the Registrant and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock:
4,862,704 shares as of September 15, 2000.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               Explanatory Note

     In its Report on Form 10-Q for the 13 weeks ended May 27, 2000, Griffin Land & Nurseries, Inc. ("Griffin") stated that it would restate its consolidated financial statements for the fiscal year ended November 28, 1998, the fiscal year ended November 27, 1999 and the 13 weeks ended
February 26, 2000. This amendment includes in Item 8 such restated consolidated financial statements for the fiscal year ended November 28, 1998 and other information relating to such restated consolidated financial statements, including Selected Financial Data (Item 6) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). Information regarding the effect of the restatement on Griffin's financial condition at November 28, 1998 and its results of operations for the fiscal year then ended is provided in Note 14 to the consolidated financial statements included in Item 8 of this amendment. Except for Items 6, 7, and 8, no other information included in Griffin's Annual Report on Form 10-K for the fiscal year ended November 28, 1998 is amended by this amendment.


                                    PART II





ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected statement of operations data for fiscal years 1994 through 1998 and balance sheet data as of the end of each fiscal year.


                                                               1998           1997       1996       1995       1994
                                                         (As Restated)(a)
                                                         ----------------   ---------  ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales & other revenue..................................  $  51,231      $  46,288  $  46,531  $  41,756  $  43,024
Operating profit (loss)....................................         74         (3,236)    (1,245)       810     (4,867)
Loss from continuing operations............................        (65)        (2,136)    (4,063)    (4,265)    (7,157)
Net loss...................................................        (65)        (2,136)    (4,606)      (580)    (3,833)
Basic net loss per share (b)...............................      (0.01)         (0.45)
Diluted net loss per share (b).............................      (0.03)         (0.45)
BALANCE SHEET DATA:
Total assets...............................................    104,730        103,736    101,775    165,655    167,421
Working capital............................................     33,304         41,130     36,698     23,069     28,112
Long-term debt (c).........................................      2,666          2,830     38,846     72,737     91,614
Stockholders' equity /Culbro Investment (d)................     91,000         90,523     47,449     61,299     44,426


    The Selected Financial Data presented above reflects CMS Gilbreth Packaging Systems, Inc. as a discontinued operation in 1993 through 1996. This business was sold in 1996.


(a) The financial data for fiscal 1998 has been restated as described in Item 7 and Note 14 to the consolidated financial statements included in Item 8.

(b) Griffin was a consolidated subsidiary of Culbro through July 3, 1997. Accordingly, the per share results for 1997 presented above are on a pro forma basis because the Griffin common stock was not outstanding the entire period.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTATEMENT

    The consolidated financial statements of Griffin for the fiscal year ended November 28, 1998 have been restated to adjust the amount previously reported for equity income from Griffin's investment in Centaur Communications, Ltd. ("Centaur"), a privately owned publisher based in the United Kingdom. Restatement was required to adjust the timing of the recognition of subscription revenue of Centaur to comply with generally accepted accounting principles in the United States. See Note 14 to Griffin's consolidated financial statements in Item 8.


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


    Griffin incurred a loss from equity investments in 1998 as compared to equity income in 1997 as a result of losses at Linguaphone, which more than offset increased profit at Centaur. Centaur's 1998 results included one-time expenses aggregating approximately $1.1 million before taxes (approximately $0.3 million allocable to Griffin's interest), relating to the restructuring of Centaur's ownership. Additionally, increased operating profit of Centaur's magazine publishing operations was partially offset by operating losses incurred by Centaur's subsidiary, Perfect Information, Ltd., which operates a database service that provides financial information to its customers. During 1998, Griffin's common equity ownership of Centaur increased to approximately 35% (33% fully diluted) as a result of Griffin's purchase of Centaur common stock and Centaur's repurchase of common stock from other Centaur stockholders (see Note 10 of the consolidated financial statements included in Item 8). The equity loss for Linguaphone includes foreign currency exchange losses incurred by Linguaphone for which Griffin's allocable share was approximately $0.5 million. Linguaphone recently completed an offering of its common stock in which Griffin participated to a limited extent. As a result, Griffin's common equity ownership in Linguaphone was reduced from approximately 25% to approximately 14% (11% fully diluted). Griffin will account for its investment in Linguaphone under the cost method of accounting for investments, prospectively.

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


    Griffin incurred a consolidated operating loss of $3.2 million in fiscal 1997 as compared to an operating loss of $1.2 million in fiscal 1996. The higher operating loss reflected results at Imperial, which incurred a $1.4 million operating loss in fiscal 1997 as compared to an operating profit of $1.6 million in fiscal 1996. Imperial's fiscal 1997 results included a $3.3 million charge to reserve for certain plant inventories. Approximately 75% of the charge related to field grown plant inventories in which the current carrying cost will not be recovered as a result of horticultural issues and market conditions. The remaining portion of the charge related principally to certain container grown plants originally potted in 1994 which did not mature properly. Excluding this charge, Imperial's operating results in fiscal 1997 were slightly higher as compared to fiscal 1996. The effect of Imperial's higher net sales was substantially offset by higher costs, principally due to increased costs associated with containerized plants sold from the Connecticut and Florida operations. As a result, margins on sales declined from 29.9% in 1996 to 29.4% in 1997. Operating expenses at Imperial increased in fiscal 1997 versus fiscal 1996; however, as a percentage of net sales, operating expenses decreased to 25.0% of net sales in fiscal 1997 from 25.5% of net sales in fiscal 1996.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                FOR THE FISCAL YEARS ENDED,
                                                                               ------------------------------
                                                                               NOV. 28,
                                                                                1998
                                                                           (AS RESTATED)  NOV. 29,    NOV. 30,
                                                                              (NOTE 14)    1997        1996
                                                                               -------  ----------   --------
Net sales and other revenue..................................................  $51,231  $   46,288   $ 46,531
Costs and expenses:
Cost of goods sold...........................................................   36,218      35,767     34,210
Selling, general and administrative expenses.................................   14,939      13,757     12,666
Other expense................................................................    --         --            900
                                                                               -------  ----------   --------
Operating profit (loss)......................................................       74      (3,236)    (1,245)
Other nonoperating income....................................................    --         --          1,917
Interest expense.............................................................      185       1,002      7,805
Interest income..............................................................      298         266      --
                                                                               -------  ----------   --------
Income (loss) before income tax provision (benefit)..........................      187      (3,972)    (7,133)
Income tax provision (benefit)...............................................      101      (1,470)    (2,767)
                                                                               -------  ----------   --------

Income (loss) before equity investments......................................       86      (2,502)    (4,366)
                                                                               -------  ----------   --------
Income (loss) from equity investments:
  Investment in Centaur Communications, Ltd..................................      902         426        303
  Investment in Linguaphone Group plc........................................   (1,053)        (60)     --
                                                                               -------  ----------   --------
(Loss) income from equity investments........................................     (151)        366        303
                                                                               -------  ----------   --------
Loss from continuing operations..............................................      (65)     (2,136)    (4,063)
                                                                               -------  ----------   --------

Discontinued operation:
Loss on sale of discontinued operation, net of tax benefit and reversal of
  deferred taxes of $4,182...................................................    --         --         (1,311)
Income from discontinued operation, net of taxes of $527.....................    --         --            768
                                                                               -------  ----------   --------
Net loss from discontinued operation.........................................    --         --           (543)
                                                                               -------  ----------   --------
Net loss.....................................................................  $  (65)  $   (2,136)  $ (4,606)
                                                                               -------  ----------   --------
                                                                               -------  ----------   --------

Basic net loss per common share..............................................  $ (0.01) $    (0.45)(a)
                                                                               -------  ----------
                                                                               -------  ----------

Diluted net loss per common share............................................  $ (0.03) $    (0.45)(a)
                                                                               -------  ----------
                                                                               -------  ----------


(a) 1997 per share results are pro forma. See Note 8.

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                           CONSOLIDATED BALANCE SHEET

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             NOV. 28,
                                                                                               1998
                                                                                          (AS RESTATED)   NOV. 29,
                                                                                             (NOTE 14)      1997
                                                                                            ----------  ----------
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents.................................................................  $    2,059  $   11,519
Accounts receivable, less allowance of $490 and $456......................................       4,654       4,541
Inventories...............................................................................      26,746      25,343
Deferred income taxes.....................................................................       3,220       2,844
Other current assets......................................................................       2,625       2,107
                                                                                            ----------  ----------
TOTAL CURRENT ASSETS......................................................................      39,304      46,354

Real estate held for sale or lease, net...................................................      31,519      26,429
Investment in Centaur Communications, Ltd.................................................      15,967      12,097
Property and equipment, net...............................................................      12,635      12,524
Investment in Linguaphone Group plc.......................................................       1,911       2,964
Other assets, including investments in real estate joint ventures of $3,128 and $3,261....       3,394       3,368
                                                                                            ----------  ----------
TOTAL ASSETS..............................................................................  $  104,730  $  103,736
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities..................................................  $    5,586  $    4,980
Long-term debt due within one year........................................................         322         244
Income tax payable........................................................................          92      --
                                                                                            ----------  ----------
TOTAL CURRENT LIABILITIES.................................................................       6,000       5,224
Long-term debt............................................................................       2,666       2,830
Deferred income taxes.....................................................................       1,097         986
Other noncurrent liabilities..............................................................       3,967       4,173
                                                                                            ----------  ----------
TOTAL LIABILITIES.........................................................................      13,730      13,213
                                                                                            ----------  ----------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)...............................................      --          --
Common stock, par value $0.01 per share,
  authorized 10,000,000 shares, issued and outstanding 4,842,704 shares...................          48          47
Additional paid in capital................................................................      93,491      92,950
Accumulated deficit.......................................................................      (2,539)     (2,474)
                                                                                            ----------  ----------
TOTAL STOCKHOLDERS' EQUITY................................................................      91,000      90,523
                                                                                            ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................................  $  104,730  $  103,736
                                                                                            ----------  ----------
                                                                                            ----------  ----------


                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                                     FOR THE FISCAL YEARS ENDED,
                                                                                  ---------------------------------
                                                                                   NOV. 28,
                                                                                     1998
                                                                                (AS RESTATED)  NOV. 29,    NOV. 30,
                                                                                   (NOTE 14)     1997        1996
                                                                                  ----------  ---------  ----------
OPERATING ACTIVITIES:
Net loss........................................................................  $      (65) $  (2,136) $   (4,606)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
Depreciation and amortization...................................................       2,004      1,921       2,405
Loss from discontinued operation, before tax....................................      --         --           4,198
Loss (income) from equity investments...........................................         151       (366)       (303)
Proceeds from sale of investment in a real estate joint venture.................      --         --           4,042
Deferred income taxes...........................................................         186     (1,085)     (7,739)
Increase in inventory deposits..................................................        (188)      (108)        (71)
Changes in assets and liabilities which increased (decreased) cash:
Accounts receivable.............................................................        (147)      (829)       (232)
Inventories.....................................................................      (1,403)     2,187      (1,599)
Accounts payable and accrued liabilities........................................         606       (579)     (1,474)
Other, net......................................................................        (557)        33       3,746
                                                                                  ----------  ---------  ----------
Net cash provided by (used in) operating activities of continuing operations....         587       (962)     (1,633)
Cash provided by operating activities of discontinued operation.................      --         --           3,547
                                                                                  ----------  ---------  ----------
Net cash provided by (used in) operating activities.............................         587       (962)      1,914
                                                                                  ----------  ---------  ----------

INVESTING ACTIVITIES:
Additions to real estate held for sale or lease.................................      (6,182)      (953)       (592)
Additional investment in Centaur Communications, Ltd............................      (2,968)    --          --
Additions to property and equipment.............................................      (1,164)      (936)     (1,378)
Proceeds from litigation settlement.............................................         500     --          --
Proceeds from sale of discontinued operation....................................      --         --          35,030
Investing activities of discontinued operation..................................      --         --            (947)
                                                                                  ----------  ---------  ----------
Net cash (used in) provided by investing activities.............................      (9,814)    (1,889)     32,113
                                                                                  ----------  ---------  ----------

FINANCING ACTIVITIES:
Payments of debt................................................................        (324)      (271)    (25,099)
Proceeds from exercise of stock options.........................................          91        408      --
Net transactions with Culbro....................................................      --           (560)     (9,244)
Increase in debt (prior to Liability Assumption in 1997)........................      --          7,422      --
                                                                                  ----------  ---------  ----------
Net cash (used in) provided by financing activities.............................        (233)     6,999     (34,343)
                                                                                  ----------  ---------  ----------
Net (decrease) increase in cash and cash equivalents............................      (9,460)     4,148        (316)
Cash and cash equivalents at beginning of year..................................      11,519      7,371       7,687
                                                                                  ----------  ---------  ----------
Cash and cash equivalents at end of year........................................  $    2,059  $  11,519  $    7,371
                                                                                  ----------  ---------  ----------
                                                                                  ----------  ---------  ----------


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


    The consolidated financial statements of Griffin for fiscal 1998 have been restated to adjust the amounts previously reported for income from equity investment (see Note 14).


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

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
NET SALES AND OTHER REVENUE
Landscape nursery............................................................  $   48,180  $   42,618  $   37,045
Real estate..................................................................       3,051       3,670       9,486
                                                                               ----------  ----------  ----------
                                                                               $   51,231  $   46,288  $   46,531
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
OPERATING PROFIT (LOSS)
Landscape nursery (a)........................................................  $    2,277  $   (1,433) $    1,650
Real estate..................................................................        (320)       (202)       (300)
                                                                               ----------  ----------  ----------
Industry segment totals......................................................       1,957      (1,635)      1,350
General corporate expense, net (b)...........................................       1,883       1,601       2,595
Other nonoperating income, net...............................................          --          --       1,917
Interest income (expense), net...............................................         113        (736)     (7,805)
                                                                               ----------  ----------  ----------
Income (loss) before income tax provision (benefit)..........................  $      187  $   (3,972) $   (7,133)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
IDENTIFIABLE ASSETS
Landscape nursery............................................................  $   46,881  $   46,558  $   44,113
Real estate..................................................................      35,480      31,320      31,499
                                                                               ----------  ----------  ----------
Industry segment totals......................................................      82,361      77,878      75,612
General corporate............................................................      22,369      25,858      26,163
                                                                               ----------  ----------  ----------
                                                                               $  104,730  $  103,736  $  101,775
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

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


                                                                       CAPITAL EXPENDITURES         DEPRECIATION AND AMORTIZATION
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

Continuing operations:                                                 1998       1997       1996
                                                                     ---------  ---------  ---------
  Current federal..................................................  $    (246) $    (680) $   1,788
  Current state and local..........................................        170       (208)       138
  Deferred, principally federal....................................        177       (582)    (4,693)
                                                                     ---------  ---------  ---------
Income tax provision (benefit) from continuing operations..........  $     101  $  (1,470) $  (2,767)
                                                                     ---------  ---------  ---------
Discontinued operation:
  Current federal..................................................         --         --       (553)
  Current state and local..........................................         --         --       (277)
  Deferred, principally federal....................................         --         --     (2,825)
                                                                     ---------  ---------  ---------
Income tax benefit from discontinued operation.....................         --         --     (3,655)
                                                                     ---------  ---------  ---------
Total income tax provision (benefit)...............................  $     101  $  (1,470) $  (6,422)
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

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

8. STOCKHOLDERS' EQUITY

    Activity in Griffin's stockholders' equity accounts subsequent to the Distribution was as follows:


                                                                                          ADDITIONAL
                                                                             COMMON          PAID       ACCUMULATED
                                                                              STOCK       IN CAPITAL      DEFICIT
                                                                           -----------  --------------  ------------
Reclassification of Culbro Investment account on July 3, 1997............   $      46     $   91,722     $       --
Exercise of stock options, including $821 income tax benefit.............           1          1,228             --
Net loss subsequent to Distribution......................................          --             --         (2,474)
                                                                                -----        -------    ------------
Balance at November 29, 1997.............................................   $      47     $   92,950     $   (2,474)
Exercise of stock options, including $451 income tax benefit.............           1            541             --
Net loss (as Restated, see Note 14)......................................          --             --            (65)
                                                                                -----        -------    ------------
Balance at November 28, 1998 (as Restated, see Note 14)..................   $      48     $   93,491     $   (2,539)
                                                                                -----        -------    ------------
                                                                                -----        -------    ------------


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

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. STOCKHOLDERS' EQUITY (CONTINUED)


                                                                                            1998
                                                                                       (As Restated)
                                                                                         (Note 14)      1997
                                                                                         ----------  -----------
Net loss as reported for computation of basic per share results........................  $      (65)  $  (2,136)
Adjustment to net loss for assumed exercise of options of equity investee
  (Centaur)............................................................................         (91)        (12)
                                                                                         ----------  -----------
Adjusted net loss for computation of diluted per share results.........................  $     (156)  $  (2,148)
                                                                                         ----------  -----------
                                                                                         ----------  -----------

                                                                                                        1997
                                                                                            1998     (PRO FORMA)
                                                                                         ----------  -----------
Weighted average shares outstanding for computation of basic and diluted
  per share results....................................................................   4,776,000   4,730,000
                                                                                         ----------  -----------
                                                                                         ----------  -----------


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

    In January 1999, Griffin's Board of Directors approved an amendment which made available an additional 300,000 shares for grant under the Griffin Stock Option Plan. The Board approved a total of 248,100 options to be granted at the market price at time of grant. Such amendment was approved by Griffin's stockholders.

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


                                                                                                  1998
                                                                                              (As Restated)
                                                                                                (Note 14)    1997
                                                                                                ---------  ---------
Net loss as reported..........................................................................  $     (65) $  (2,136)
Net loss, pro forma (unaudited)...............................................................  $    (245) $  (2,228)
Basic net loss per common share, as reported..................................................  $   (0.01) $   (0.45)
Basic net loss per common share, pro forma (unaudited)........................................  $   (0.05) $   (0.47)
Diluted net loss per common share, as reported................................................  $   (0.03) $   (0.45)
Diluted net loss per common share, pro forma (unaudited)......................................  $   (0.07) $   (0.47)

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


    Centaur reports on a June 30 fiscal year. The unaudited summarized financial data presented below was derived from Centaur's audited consolidated financial statements, adjusted to report on a fiscal year consistent with Griffin. Centaur's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity income from Centaur, including the restatement referred to in Note 14, reflects adjustments to reflect Centaur's results in accordance with generally accepted accounting principles in the United States. Such adjustments included an expense in fiscal 1997 for stock option compensation of which Griffin's allocable share was $0.6 million. Centaur's consolidated

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. EQUITY INVESTMENTS (CONTINUED)
results of operations presented below include the results of Linguaphone prior to the distribution, in September 1997, of Linguaphone's common stock to Centaur's stockholders (see below).


                                                                                        TWELVE MONTHS ENDED,
                                                                                   -------------------------------
                                                                                   NOV. 28,
                                                                                     1998
                                                                                 (As Restated) NOV. 29,   NOV. 30,
                                                                                   (Note 14      1997       1996
                                                                                   ---------  ---------  ---------
Net sales........................................................................  $  72,315  $  85,713  $  69,450
Costs and expenses...............................................................     64,390     79,948     65,932
                                                                                   ---------  ---------  ---------
Income before taxes..............................................................      7,925      5,765      3,518
Income taxes.....................................................................      3,322      3,217      1,544
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $   4,603  $   2,548  $   1,974
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                                                                              NOV. 28,
                                                                                                1998
                                                                                            (As Restated) NOV. 29,
                                                                                              (Note 14)    1997
                                                                                              ---------  ---------
Current assets...................................................................             $  20,637  $  27,345
Intangible assets................................................................                 8,752      7,510
Other noncurrent assets..........................................................                 8,074      7,015
                                                                                              ---------  ---------
Total assets.....................................................................             $  37,463  $  41,870
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Current liabilities..............................................................             $  23,186  $  18,844
Debt.............................................................................                19,800         --
Noncurrent liabilities...........................................................                 3,493      6,549
                                                                                              ---------  ---------
Total liabilities................................................................                46,479     25,393
Shareholders' equity (deficit)...................................................                (9,016)    16,477
                                                                                              ---------  ---------
Total liabilities and shareholders' equity (deficit).............................             $  37,463  $  41,870
                                                                                              ---------  ---------
                                                                                              ---------  ---------


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

                                                                                              TWELVE MONTHS ENDED
                                                                                              --------------------
                                                                                              NOV. 28,   NOV. 29,
                                                                                                1998       1997
                                                                                              ---------  ---------
Net sales...................................................................................  $  23,935  $  25,781
Costs and expenses..........................................................................     28,035     25,145
                                                                                              ---------  ---------
(Loss) income before tax....................................................................     (4,100)       636
Income taxes................................................................................        180        586
                                                                                              ---------  ---------
Net (loss) income...........................................................................  $  (4,280) $      50
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                                                                              NOV. 28,   NOV. 29,
                                                                                                1998       1997
                                                                                              ---------  ---------
Current assets..............................................................................  $  14,050  $  18,460
Intangible assets...........................................................................      3,090      3,001
Noncurrent assets...........................................................................        995      1,393
                                                                                              ---------  ---------
Total assets................................................................................  $  18,135  $  22,854
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Current liabilities.........................................................................  $  10,342  $  10,449
Noncurrent liabilities......................................................................         25        228
                                                                                              ---------  ---------
Total liabilities...........................................................................     10,367     10,677
Shareholders' equity........................................................................      7,768     12,177
                                                                                              ---------  ---------
Total liabilities and shareholders' equity..................................................  $  18,135  $  22,854
                                                                                              ---------  ---------
                                                                                              ---------  ---------

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

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


    Summarized quarterly financial data for fiscal 1998 presented below has been restated from amounts previously filed in Reports on Form 10-Q as a result of changes to amounts reported as equity income from Centaur. See
Note 14.



1998 QUARTERS                                                    1ST        2ND        3RD        4TH       TOTAL
------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Net sales and other revenue.................................  $   3,514  $  23,707  $  11,019  $  12,991  $  51,231
Gross profit................................................      1,019      6,907      3,595      3,492     15,013
Net income (loss)...........................................     (1,482)     2,387       (749)      (221)       (65)
Basic net income (loss) per share...........................      (0.31)      0.50      (0.16)     (0.05)     (0.01)
Diluted net income (loss) per share.........................      (0.31)      0.47      (0.16)     (0.05)     (0.03)


1997 QUARTERS                                                    1ST        2ND        3RD        4TH       TOTAL
------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Net sales and other revenue.................................  $   2,725  $  20,905  $  10,878  $  11,780  $  46,288
Gross profit................................................        782      6,336        313      3,090     10,521
Net income (loss)...........................................     (2,013)     1,989     (1,651)      (461)    (2,136)
Pro forma basic net income (loss) per share.................      (0.43)      0.42      (0.35)     (0.10)     (0.45)
Pro forma diluted net income (loss) per share...............      (0.43)      0.41      (0.35)     (0.10)     (0.45)

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


14. RESTATEMENT

    The consolidated financial statements of Griffin for the fiscal year ended November 28, 1998 have been restated to adjust the amount reported for equity income from Centaur. The restatement was required to adjust the timing of subscription revenue of Centaur to comply with generally accepted accounting principles in the United States. The following summarizes the changes to the previously reported financial statements:



                                                     FOR THE FISCAL YEAR ENDED,
                                                          NOVEMBER 28, 1998
                                                     --------------------------
                                                        AS               AS
                                                     REPORTED         RESTATED
                                                     ---------        ---------
Income before equity investments                     $      86        $      86
Income (loss) from equity investments                       35             (151)
                                                     ---------        ---------
Net Income (loss)                                    $     121        $     (65)
                                                     =========        =========

Basic net income (loss) per share                    $    0.03        $   (0.01)
                                                     =========        =========

Diluted net income (loss) per share                  $    0.01        $   (0.03)
                                                     =========        =========

                                                          NOVEMBER 28, 1998
                                                     --------------------------
                                                        AS               AS
                                                     REPORTED         RESTATED
                                                     ---------        ---------
Total assets                                         $ 104,916        $ 104,730
                                                     =========        =========

Stockholders' equity                                 $  91,186        $  91,000
                                                     =========        =========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Griffin Land & Nurseries, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, after the restatement referred to in Note 14, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries at November 28, 1998 and November 29, 1997, and the results of their operations and their cash flows for the fiscal years ended November 28, 1998, November 29, 1997 and November 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Griffin Land & Nurseries, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the fiscal 1998 and fiscal 1997 financial statements of Centaur Communications, Ltd., after the restatement referred to in Note 14, an investment which is carried at equity in the consolidated financial statements (see Notes 8, 10 and 14) and represents approximately 15.2% and 11.7%, respectively, of consolidated assets. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Centaur Communications, Ltd. included in the consolidated financial statements for the years ended November 28, 1998 and November 29, 1997, is based on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

February 8, 1999 except Notes 8, 10, 12 and 14 for which the date is August 3, 2000

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-30639) of Griffin Land & Nurseries, Inc. of our report dated February 8, 1999 except Notes 8, 10, 12 and 14 for which the date is August 3, 2000 which appears above in this Form 10-K/A of Griffin Land & Nurseries, Inc. for the fiscal year ended November 28, 1998. We also consent to the incorporation by reference of our report on the financial statement schedules, which also appears in this Form 10-K/A of Griffin Land & Nurseries, Inc. for the fiscal year ended November 28, 1998.

/s/ PricewaterhouseCoopers LLP

August 3, 2000

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

                                GRIFFIN LAND & NURSERIES, INC.

                                By:          /s/ FREDERICK M. DANZIGER
                                     -----------------------------------------
                                               Frederick M. Danziger
                                              CHIEF EXECUTIVE OFFICER

                                By:            /s/ ANTHONY J. GALICI
                                     -----------------------------------------
                                                 Anthony J. Galici
                                          VICE PRESIDENT, CHIEF FINANCIAL
                                               OFFICER AND SECRETARY


    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated as of September 15, 2000.

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

     /s/ EDGAR M. CULLMAN
------------------------------  Chairman of the Board and
       Edgar M. Cullman           Director

  /s/ FREDERICK M. DANZIGER
------------------------------  President, Director and
    Frederick M. Danziger         Chief Executive Officer

      /s/ JOHN L. ERNST
------------------------------  Director
        John L. Ernst

    /s/ ANTHONY J. GALICI       Vice President, Chief
------------------------------    Financial Officer and
      Anthony J. Galici           Secretary

      /s/ THOMAS C. ISRAEL
------------------------------  Director
        Thomas C. Israel

      /s/ DAVID F. STEIN
------------------------------  Director
        David F. Stein