Form 10-K/A
period 1999-11-27
GRIFFIN LAND & NURSERIES INC
filed 2000-10-04
CIK 1037390

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               Explanatory Note

       In its Report on Form 10-Q for the thirteen weeks ended May 27, 2000, Griffin Land & Nurseries, Inc. ("Griffin") stated that it would restate its consolidated financial statements for the fiscal year ended November 28, 1998, the fiscal year ended November 27, 1999 and the thirteen weeks ended February 26, 2000. This amendment includes in Item 8 such restated consolidated financial statements for the fiscal year ended November 27, 1999 and other information relating to such restated consolidated financial statements, including Selected Financial Data (Item 6) and Management's Discussion and Analysis of Financial Condition and Results of Operations
(Item 7). Information regarding the effect of the restatement on Griffin's financial condition at November 27, 1999 and its results of operations for the fiscal year then ended is provided in Note 13 to the consolidated financial statements included in Item 8 of this amendment. Except for Items
6, 7 and 8, no other information included in Griffin's Annual Report on Form 10-K for the fiscal year ended November 27, 1999 is amended by this amendment.


                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected statement of operations data for fiscal years 1995 through 1999 and balance sheet data as of the end of each fiscal year.

                                              1999             1998
                                         (As Restated)(a)  (As Restated)(a)     1997       1996       1995
                                         ----------------  ----------------   --------   --------   --------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales & other revenue.................  $ 62,944          $ 51,231        $ 46,288   $ 46,531   $ 41,756
Operating profit (loss)...................     3,130                74          (3,236)    (1,245)       810
Income (loss) from continuing
  operations..............................     2,176               (65)         (2,136)    (4,063)    (4,265)
Net income (loss) (b).....................     2,176               (65)         (2,136)    (4,606)      (580)
Basic net income (loss) per share (c).....      0.45             (0.01)          (0.45)
Diluted net income (loss) per share (c)...      0.42             (0.03)          (0.45)
BALANCE SHEET DATA:
Total assets..............................   112,885           104,730         103,736    101,775    165,655
Working capital...........................    36,337            33,304          41,130     36,698     23,069
Long-term debt (d)........................     8,860             2,666           2,830     38,846     72,737
Stockholders' equity/Culbro Investment
  (e).....................................    93,270            91,000          90,523     47,449     61,299

    (a) The financial data for fiscal 1999 and fiscal 1998 has been restated as described in Item 7 and Note 13 to the consolidated financial statements included in Item 8.

    (b) The Selected Financial Data presented above reflects CMS Gilbreth Packaging Systems, Inc., as a discontinued operation in 1995 and 1996. This business was sold in 1996.

    (c) Griffin was a consolidated subsidiary of Culbro Corporation ("Culbro") through July 3, 1997. Accordingly, the per share results for 1997 presented above are on a pro forma basis because the Griffin common stock was not outstanding the entire period.

    (d) Culbro's general long-term debt was included on Griffin's historical balance sheet through February 27, 1997, when such debt was assumed by Griffin's former affiliate, General Cigar Holdings, Inc., in connection with the distribution of Griffin's common stock to Culbro's shareholders.

    (e) Prior to July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro. Accordingly, the retained earnings and intercompany balances with its former parent are reflected in Culbro Investment prior to July 3, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT


     The consolidated financial statements of Griffin for the fiscal years ended November 27, 1999 and November 28, 1998 have been restated to adjust the amounts previously reported for equity income from Griffin's 35% investment in Centaur Communications, Ltd. ("Centaur"), a privately owned publisher based in the United Kingdom. Restatement was required to adjust the timing of the recognition of subscription revenue of Centaur to comply with generally accepted accounting principles in the United States. See Note 13 to Griffin's consolidated financial statements in Item 8.


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

    Equity income from Griffin's investee, Centaur, was $0.6 million in fiscal 1999 as compared to $0.9 million in fiscal 1998. The lower results from Centaur reflect higher interest expense in fiscal 1999 due to having outstanding loans for the entire year as compared to a partial year in fiscal 1998, and lower operating profit. As a result of transactions in the third quarter of fiscal 1998, Griffin's equity ownership of Centaur was 35% throughout the entire fiscal 1999 as compared to only part of fiscal 1998. In early fiscal 1999, Griffin's ownership interest in Linguaphone Group plc ("Linguaphone") was reduced and is now accounted for under the cost method of accounting for investments. Accordingly, Griffin did not recognize equity results of Linguaphone throughout most of fiscal 1999. Griffin's results in fiscal 1998 included an equity loss of $1.1 million from Linguaphone.

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


    Griffin incurred a loss from equity investments in 1998 as compared to equity income in 1997 as a result of losses at Linguaphone which more than offset increased profit at Centaur. Centaur's 1998 results included one-time expenses aggregating approximately $0.9 million before taxes (approximately $0.3 million allocable to Griffin's interest) relating to the restructuring of Centaur's ownership. Additionally, increased operating profit of Centaur's magazine publishing operations was partially offset by operating losses incurred by Centaur's subsidiary, Perfect Information, Ltd., which operates a database service that provides financial information to its customers. During 1998, Griffin's common equity ownership of Centaur increased to approximately 35% (33% fully diluted) as a result of Griffin's purchase of Centaur common stock and Centaur's repurchase of common stock from other Centaur stockholders. See Note 9 of the consolidated financial statements included in
Item 8. The equity loss for Linguaphone includes foreign currency exchange losses incurred by Linguaphone for which Griffin's allocable share was approximately $0.5 million in fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $0.9 million in fiscal 1999 as compared to $0.6 million in fiscal 1998. The increase in cash provided reflects Griffin's higher net income and an income tax refund of $0.9 million received in the current year, partially offset by higher inventories at Imperial and an increase in Imperial's accounts receivable in the current year. Net cash used in investing activities declined to $6.6 million in fiscal 1999 from $9.8 million in fiscal 1998. The decrease reflects the effect of the $3.0 million additional investment in Centaur in fiscal 1998. In fiscal 1999, lower spending on real estate investments principally offset increased capital expenditures for property and equipment at Imperial. The additional capital spending at Imperial in fiscal 1999 principally reflects the acquisition of land adjacent to Imperial's Cincinnati wholesale sales and service center to expand that operation and the start of several capital projects to expand and improve Imperial's containerized plant production facilities in Florida and Connecticut.

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


    In the 1999 third quarter, Imperial started several capital projects to improve and expand its containerized plant production facilities in Florida and Connecticut. This current phase of expansion projects at Imperial is expected to be completed over the next six to twelve months at an estimated cost of approximately $4.0 million. Additionally, Imperial entered into an agreement to purchase land in central New Jersey for a new wholesale sales and service center. Completion of the land purchase is contingent upon receiving all required regulatory approvals to operate a wholesale sales and service center on that site. If such approval is received, expenditures for the land acquisition and required site work are projected to be approximately $3.9 million to be expended in fiscal 2000 and fiscal 2001. Based on the future space requirements of certain of its tenants, Griffin Land has started construction of new buildings in fiscal 2000 to provide additional space for lease. A portion of the new construction is being built on speculation. Additional construction being considered is dependent on the leasing status of the recently constructed 100,000 square foot warehouse in the New England Tradeport, which is being actively marketed but is not yet leased.



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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FOR THE FISCAL YEARS ENDED,
                                                              ---------------------------------------
                                                              NOV. 27,       NOV. 28,
                                                                1999           1998
                                                            (AS RESTATED)  (AS RESTATED)     NOV. 29,
                                                              (NOTE 13)      (NOTE 13)         1997
                                                              ---------      ---------      ---------
Net sales and other revenue.................................   $62,944        $51,231        $46,288
Costs and expenses:
Cost of goods sold..........................................    43,321         36,218         35,767
Selling, general and administrative expenses................    16,493         14,939         13,757
                                                               -------        -------        -------
Operating profit (loss).....................................     3,130             74         (3,236)
Interest expense............................................       626            185          1,002
Interest income.............................................        81            298            266
                                                               -------        -------        -------
Income (loss) before income tax provision (benefit).........     2,585            187         (3,972)
Income tax provision (benefit)..............................       962            101         (1,470)
                                                               -------        -------        -------
Income (loss) before equity investments.....................     1,623             86         (2,502)
                                                               -------        -------        -------
Income (loss) from equity investments:
  Investment in Centaur Communications, Ltd.................       565            902            426
  Investment in Linguaphone Group plc.......................       (12)        (1,053)           (60)
                                                               -------        -------        -------
Income (loss) from equity investments.......................       553           (151)           366
                                                               -------        -------        -------
Net income (loss)...........................................   $ 2,176        $   (65)       $(2,136)
                                                               =======        =======        =======

Basic net income (loss) per common share....................   $  0.45        $ (0.01)       $ (0.45)(a)
                                                               =======        =======        =======

Diluted net income (loss) per common share..................   $  0.42        $ (0.03)       $ (0.45)(a)
                                                               =======        =======        =======

(a) 1997 per share results are pro forma. See Note 7.

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                           CONSOLIDATED BALANCE SHEET

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              NOV. 27,        NOV. 28,
                                                                1999            1998
                                                           (AS RESTATED)   (AS RESTATED
                                                             (NOTE 13)       (NOTE 13)
                                                             ---------       ---------
                                      ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  2,003        $  2,059
Accounts receivable, less allowance of $564 and $490........     5,966           4,654
Inventories.................................................    29,196          26,746
Deferred income taxes.......................................     2,566           3,220
Other current assets........................................     2,338           2,625
                                                              --------        --------
TOTAL CURRENT ASSETS........................................    42,069          39,304

Real estate held for sale or lease, net.....................    33,766          31,519
Investment in Centaur Communications, Ltd...................    16,532          15,967
Property and equipment, net.................................    14,359          12,635
Other assets................................................     6,159           5,305
                                                              --------        --------
TOTAL ASSETS................................................  $112,885        $104,730
                                                              ========        ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities....................  $  5,412        $  5,586
Long-term debt due within one year..........................       320             322
Income tax payable..........................................        --              92
                                                              --------        --------
TOTAL CURRENT LIABILITIES...................................     5,732           6,000

Long-term debt..............................................     8,860           2,666
Deferred income taxes.......................................     1,401           1,097
Other noncurrent liabilities................................     3,622           3,967
                                                              --------        --------
TOTAL LIABILITIES...........................................    19,615          13,730
                                                              --------        --------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 12).................        --              --

Common stock, par value $0.01 per share, 10,000,000 shares
  authorized, 4,862,704 shares issued and outstanding.......        49              48
Additional paid in capital..................................    93,584          93,491
Accumulated deficit.........................................      (363)         (2,539)
                                                              --------        --------
TOTAL STOCKHOLDERS' EQUITY..................................    93,270          91,000
                                                              --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $112,885        $104,730
                                                              ========        ========

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                        ACCUMULATED
                                                     SHARES OF              ADDITIONAL    DEFICIT        TOTAL
                                                      COMMON      COMMON     PAID-IN   (AS RESTATED) (AS RESTATED)
                                                       STOCK      STOCK      CAPITAL     (NOTE 13)     (NOTE 13)
                                                     ---------   --------   ----------   ---------      --------
Reclassification of Culbro Investment account
  on July 3, 1997..................................  4,559,109     $ 46       $91,722     $    --        $91,768

Exercise of stock options, including $821 income
  tax benefit......................................    184,481        1         1,228          --          1,229

Net loss subsequent to Distribution................                  --            --      (2,474)        (2,474)
                                                     ---------     ----       -------     -------        -------

Balance at November 27, 1997.......................  4,743,590       47        92,950      (2,474)        90,523

Exercise of stock options, including $451 income
  tax benefit......................................     99,114        1           541          --            542

Net loss...........................................                  --            --         (65)           (65)
                                                     ---------     ----       -------     -------        -------

Balance at November 28, 1998.......................  4,842,704       48        93,491      (2,539)        91,000

Exercise of stock options, including $85 income tax
  benefit..........................................     20,000        1            93          --             94

Net income.........................................                  --            --       2,176          2,176
                                                     ---------     ----       -------     -------        -------

Balance at November 27, 1999.......................  4,862,704     $ 49       $93,584     $  (363)       $93,270
                                                     =========     ====       =======     =======        =======

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE FISCAL YEARS ENDED,
                                                            -------------------------------------
                                                              NOV. 27,      NOV. 28,
                                                                1999         1998
                                                            (AS RESTATED) (AS RESTATED) NOV. 29,
                                                              (NOTE 13)     (NOTE 13)     1997
                                                              ---------     ---------   --------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 2,176      $   (65)     $(2,136)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................    2,204        2,004        1,921
  (Income) loss from equity investments.....................     (553)         151         (366)
  Deferred income taxes.....................................      895          186       (1,085)
Changes in assets and liabilities which increased
  (decreased) cash:
  Accounts receivable.......................................   (1,386)        (147)        (829)
  Inventories...............................................   (2,450)      (1,403)       2,187
  Income tax refund received................................      926           --           --
  Increase in inventory deposits............................     (225)        (188)        (108)
  Accounts payable and accrued liabilities..................     (174)         606         (579)
  Other, net................................................     (483)        (557)          33
                                                              -------      -------      -------
Net cash provided by (used in) operating activities.........      930          587         (962)
                                                              -------      -------      -------

INVESTING ACTIVITIES:
Additions to real estate held for sale or lease.............   (3,416)      (6,182)        (953)
Additions to property and equipment.........................   (2,822)      (1,164)        (936)
Additional investment in Centaur Communications, Ltd........       --       (2,968)          --
Other, net..................................................     (377)         500           --
                                                              -------      -------      -------

Net cash used in investing activities.......................   (6,615)      (9,814)      (1,889)
                                                              -------      -------      -------
FINANCING ACTIVITIES:
Increase in debt............................................    8,173           --        7,422
Payments of debt............................................   (2,220)        (324)        (271)
Other, net..................................................     (324)          91         (152)
                                                              -------      -------      -------
Net cash provided by (used in) financing activities.........    5,629         (233)       6,999
                                                              -------      -------      -------
Net (decrease) increase in cash and cash equivalents........      (56)      (9,460)       4,148
Cash and cash equivalents at beginning of year..............    2,059       11,519        7,371
                                                              -------      -------      -------
Cash and cash equivalents at end of year....................  $ 2,003      $ 2,059      $11,519
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

    The consolidated financial statements of Griffin for fiscal 1999 and fiscal 1998 have been restated to adjust the amounts previously reported for income from equity investment (see Note 13).

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

                                                               FOR THE FISCAL YEARS ENDED,
                                                              ------------------------------
                                                              NOV. 27,   NOV. 28,   NOV. 29,
                                                                1999       1998       1997
NET SALES AND OTHER REVENUE                                   --------   --------   --------
Landscape nursery...........................................  $ 57,570   $ 48,180   $ 42,618
Real estate.................................................     5,374      3,051      3,670
                                                              --------   --------   --------
                                                              $ 62,944   $ 51,231   $ 46,288
                                                              ========   ========   ========
OPERATING PROFIT (LOSS)
Landscape nursery(a)........................................  $  3,938   $  2,277   $ (1,433)
Real estate.................................................       798       (320)      (202)
                                                              --------   --------   --------
Industry segment totals.....................................     4,736      1,957     (1,635)
General corporate expense...................................     1,606      1,883      1,601
Interest expense (income), net..............................       545       (113)       736
                                                              --------   --------   --------
Income (loss) before income tax provision (benefit).........  $  2,585   $    187   $ (3,972)
                                                              ========   ========   ========
                                                              NOV. 27,   NOV. 28,   NOV. 29,
                                                                1999       1998       1997
IDENTIFIABLE ASSETS                                           --------   --------   --------
Landscape nursery...........................................  $ 52,564   $ 46,881   $ 46,558
Real estate.................................................    38,248     35,480     31,320
                                                              --------   --------   --------
Industry segment totals.....................................    90,812     82,361     77,878
General corporate...........................................    22,073     22,369     25,858
                                                              --------   --------   --------
                                                              $112,885   $104,730   $103,736
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

    On August 3, 1999, Griffin completed a new $20 million revolving Credit Agreement (the "Griffin Credit Agreement") to replace the $10 million Imperial Credit Agreement. The Griffin Credit Agreement is an unsecured facility with the same lender as the Imperial Credit Agreement and terminates in May 2001. Borrowings under the Griffin Credit Agreement may be, at Griffin's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at the lender's prime rate plus 1/4% per annum. Borrowings of one month and longer bear interest at the London Interbank
Offered Rate ("LIBOR") plus 1 3/4% per annum. There are no compensating balance agreements, and Griffin will pay a commitment fee of 1/4 of 1% per annum on unused borrowing capacity. Borrowings under the Griffin Credit Agreement will be used principally to finance working capital requirements at Griffin's landscape nursery and real estate businesses. The Griffin Credit Agreement includes financial covenants with respect to Griffin's debt service coverage (as defined), net worth, operating profit and capital expenditures. There were no borrowings under the Griffin Credit Agreement in 1999.

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

                                                                   FOR THE FISCAL YEARS ENDED,
                                                              ------------------------------------
                                                              NOV. 27,       NOV. 28,
                                                                1999           1998
                                                           (AS RESTATED)  (AS RESTATED)   NOV. 29,
                                                             (NOTE 13)      (NOTE 13)       1997
                                                           -------------  -------------   --------
Net income (loss) as reported for computation of basic per
  share results.............................................   $2,176          $(65)      $(2,136)
Adjustment to net income (loss) for assumed exercise of
  options of equity investee (Centaur)......................     (104)          (91)          (12)
                                                               ------          ----       -------
Adjusted net income (loss) for computation of diluted per
  share results.............................................   $2,072         $(156)      $(2,148)
                                                               ======         =====       =======

                                                                  FOR THE FISCAL YEARS ENDED,
                                                              -----------------------------------
                                                              NOV. 27,    NOV. 28,     NOV. 29,
                                                                1999        1998         1997
                                                              ---------   ---------   -----------
                                                                                      (PRO FORMA)
Weighted average shares outstanding for computation of basic
  per share results.........................................  4,847,000   4,776,000    4,730,000
Incremental shares from assumed exercise of Griffin stock
  options...................................................     77,000          --           --
                                                              ---------   ---------    ---------
Adjusted weighted average shares for computation of diluted
  per share results.........................................  4,924,000   4,776,000    4,730,000
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

                                                                    FOR THE FISCAL YEARS ENDED,
                                                              ---------------------------------------
                                                                 NOV. 27,       NOV. 28,
                                                                   1999           1998
                                                              (AS RESTATED)  (AS RESTATED)   NOV. 29,
                                                                (NOTE 13)      (NOTE 13)       1997
                                                              -------------  -------------   --------
Net income (loss), as reported..............................      $2,176        $  (65)      $(2,136)
Net income (loss), pro forma................................      $1,831        $ (245)      $(2,228)

Basic net income (loss) per common share, as reported.......      $ 0.45        $(0.01)      $ (0.45)
Basic net income (loss) per common share, pro forma.........      $ 0.38        $(0.05)      $ (0.47)

Diluted net income (loss) per common share, as reported.....      $ 0.42        $(0.03)      $ (0.45)
Diluted net income (loss) per common share, pro forma.......      $ 0.35        $(0.07)      $ (0.47)

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


    Centaur reports on a June 30 fiscal year. The unaudited summarized financial data presented below was derived from Centaur's audited consolidated financial statements, adjusted to report on a fiscal year consistent with Griffin. Centaur's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity income from Centaur, including the restatement referred to in Note 13, reflects adjustments necessary to present Centaur's results in accordance with generally

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. EQUITY INVESTMENTS (CONTINUED)
accepted accounting principles in the United States. Such adjustments include an expense in fiscal 1997 for stock option compensation of which Griffin's allocable share was $0.6 million.

                                                                         TWELVE MONTHS ENDED,
                                                              ---------------------------------------
                                                                 NOV. 27,      NOV. 28,
                                                                   1999          1998
                                                              (AS RESTATED)  (AS RESTATED)   NOV. 29,
                                                                (NOTE 13)      (NOTE 13)       1997
                                                              -------------  -------------   --------
Net sales...................................................       $95,911        $72,315    $85,713
Costs and expenses..........................................        87,925         63,068     79,981
                                                                   -------        -------    -------
Operating profit............................................         7,986          9,247      5,732
Nonoperating expense (income), principally interest.........         2,638          1,322        (33)
                                                                   -------        -------    -------
Pretax income...............................................         5,348          7,925      5,765
Income taxes................................................         2,141          3,322      3,217
                                                                   -------        -------    -------
Net income..................................................       $ 3,207        $ 4,603    $ 2,548
                                                                   =======        =======    =======


                                                                 NOV. 27,      NOV. 28,
                                                                   1999          1998
                                                              (AS RESTATED)   (AS RESTATED)
                                                                (NOTE 13)       (NOTE 13)
                                                              -------------  -------------
Current assets..............................................       $35,957        $20,637
Intangible assets...........................................        25,002          8,752
Other noncurrent assets.....................................        11,018          8,074
                                                                   -------        -------
Total assets................................................       $71,977        $37,463
                                                                   =======        =======
Current liabilities.........................................       $31,273        $23,186
Debt........................................................        42,859         19,800
Noncurrent liabilities......................................         3,530          3,493
                                                                   -------        -------
Total liabilities...........................................        77,662         46,479
Accumulated deficit.........................................        (5,685)        (9,016)
                                                                   -------        -------
Total liabilities and accumulated deficit...................       $71,977        $37,463
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

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (CONTINUED)
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The summarized quarterly financial data for fiscal 1999 and fiscal 1998 presented below have been restated from amounts previously filed in Reports on Form 10-Q as a result of changes to amounts reported as equity income from Centaur. See Note 13.

1999 QUARTERS                                      1ST        2ND        3RD        4TH       TOTAL
-------------                                    --------   --------   --------   --------   --------
Net sales and other revenue....................  $ 5,165    $27,293    $14,409    $16,077    $62,944
Gross profit...................................    1,597      8,316      5,171      4,539     19,623
Net income (loss)..............................   (1,548)     2,879        229        616      2,176
Basic net income (loss) per share..............    (0.32)      0.59       0.05       0.13       0.45
Diluted net income (loss) per share............    (0.32)      0.58       0.05       0.11       0.42

1998 QUARTERS                                      1ST        2ND        3RD        4TH       TOTAL
-------------                                    --------   --------   --------   --------   --------
Net sales and other revenue....................  $ 3,514    $23,707    $11,019    $12,991    $51,231
Gross profit...................................    1,019      6,907      3,595      3,492     15,013
Net income (loss)..............................   (1,482)     2,387       (749)      (221)       (65)
Pro forma basic net income (loss) per share....    (0.31)      0.50      (0.16)     (0.05)     (0.01)
Pro forma diluted net income (loss) per
  share........................................    (0.31)      0.47      (0.16)     (0.05)     (0.03)

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

    In 1999, Imperial entered into an agreement to purchase land for a new wholesale sales and service center. Completion of the land purchase is contingent upon receiving all required regulatory approvals to operate a sales and service center on that site. If such approval is received, expenditures for the land acquisition and required site work are expected to be approximately $3.9 million in fiscal 2000.

    The Company is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material.

13. RESTATEMENT


    The consolidated financial statements of Griffin for the fiscal years ended November 27, 1999 and November 28, 1998 have been restated to adjust the amounts reported for equity income from Centaur. The restatement was required to adjust the timing of subscription revenue of Centaur to comply with generally accepted accounting principles in the United States. The following summarizes the changes to the previously reported financial statements:




                                                   FOR THE FISCAL YEARS ENDED,
                                             --------------------------------------
                                             NOVEMBER 27, 1999   NOVEMBER 28, 1998
                                             -----------------   -----------------
                                                AS        AS        AS        AS
                                             REPORTED  RESTATED  REPORTED  RESTATED
                                             --------  --------  --------  --------
Income before equity investments             $  1,623  $  1,623  $     86  $     86
Income (loss) from equity investments             853       553        35      (151)
                                             --------  --------  --------  ---------
Net income (loss)                            $  2,476  $  2,176  $    121  $    (65)
                                             ========  ========  ========  =========

Basic net income (loss) per share            $   0.51  $   0.45  $   0.03  $ ($0.01)
                                             ========  ========  ========  =========

Diluted net income (loss) per share          $   0.48  $   0.42  $   0.01  $ ($0.03)
                                             ========  ========  ========  =========

                                             NOVEMBER 27, 1999   NOVEMBER 28, 1998
                                             -----------------   -----------------
                                                AS        AS        AS        AS
                                             REPORTED  RESTATED  REPORTED  RESTATED
                                             --------  --------  --------  --------

Total assets                                 $113,371  $112,885  $104,916  $104,730
                                             ========  ========  ========  =========

Stockholders' equity                         $ 93,756  $ 93,270  $ 91,186  $ 91,000
                                             ========  ========  ========  =========


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Griffin Land & Nurseries, Inc.


In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, after the restatement referred to in Note 13, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries at November 27, 1999 and November 28, 1998, and the results of their operations and their cash flows for the fiscal years ended November 27, 1999, November 28, 1998 and November 29, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of Griffin Land & Nurseries, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the fiscal 1999 and fiscal 1998 financial statements of Centaur Communications, Ltd., after the restatement referred to in Note 13, an investment which is carried at equity in the consolidated financial statements (see Notes 7, 9 and 13) and represents approximately 14.6% and 15.2%, respectively, of consolidated assets. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Centaur Communications, Ltd. in the consolidated financial statements for the years ended November 27, 1999, November 28, 1998 and November 29, 1997, is based on the report of the other auditors. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

February 9, 2000 except Notes 7, 9, 11 and 13
for which the date is August 3, 2000


                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-30639) of Griffin Land & Nurseries, Inc. of our report dated February 9, 2000, except Notes 7, 9, 11 and 13 for which the date is August 3, 2000, which appears above in this Form 10-K/A of Griffin Land & Nurseries, Inc. for the fiscal year ended November 27, 1999. We also consent to the incorporation by reference of our report on the financial statement schedules, which also appears in this Form 10-K/A of Griffin Land & Nurseries, Inc. for the fiscal year ended November 27, 1999.

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

            /s/ EDGAR M. CULLMAN
--------------------------------------------   Chairman of the Board and Director
              Edgar M. Cullman

          /s/ FREDERICK M. DANZIGER
--------------------------------------------   President, Director and Chief Executive
            Frederick M. Danziger                Officer

              /s/ JOHN L. ERNST
--------------------------------------------   Director
                John L. Ernst

            /s/ ANTHONY J. GALICI
--------------------------------------------   Vice President, Chief Financial Officer and
              Anthony J. Galici                  Secretary

           /s/ THOMAS C. ISRAEL
--------------------------------------------   Director
             Thomas C. Israel

             /s/ DAVID F. STEIN
--------------------------------------------   Director
               David F. Stein