Form 10-Q/A
period 2000-02-26
GRIFFIN LAND & NURSERIES INC
filed 2000-10-04
CIK 1037390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                Quarterly Report
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


       Number of Shares of Common Stock Outstanding at September 15, 2000:
4,862,704

                                           GRIFFIN LAND & NURSERIES, INC.
                                                    FORM 10-Q/A


                                    Explanatory Note

       In its Report on Form 10-Q for the thirteen weeks ended May 27, 2000, Griffin Land & Nurseries, Inc. ("Griffin") stated that it would restate its consolidated financial statements for the fiscal year ended November 28, 1998, the fiscal year ended November 27, 1999 and the thirteen weeks ended February 26, 2000. This amendment includes in Item 1 such restated consolidated financial statements for the thirteen weeks ended February 26, 2000 and other information relating to such restated consolidated financial statements, including Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Information regarding the effect of the restatement on Griffin's financial condition at February 26, 2000 and its results of operations for the thirteen weeks then ended is provided in Note 7 to the consolidated financial statements included in Item 1 of this amendment. Except for Items 1, 2 and 6, no other information included in Griffin's Report on Form 10-Q for the thirteen weeks ended February 26, 2000 is amended by this amendment.

PART I    Financial Information                                             PAGE


          Consolidated Statement of Operations
          13 Weeks Ended  February 26, 2000 and February 27, 1999              3

          Consolidated Balance Sheet
          February 26, 2000 and November 27, 1999                              4

          Consolidated Statement of Stockholders' Equity
          13 Weeks Ended  February 26, 2000 and February 27, 1999              5

          Consolidated Statement of Cash Flows
          13 Weeks Ended February 26, 2000 and February 27, 1999               6

          Notes to Consolidated Financial Statements                        7-10

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    11-12


PART II   Other Information                                                   13



SIGNATURES                                                                    14

PART I
ITEM 1.  FINANCIAL STATEMENTS


                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (dollars in thousands, except per share data)

                                             FOR THE 13 WEEKS ENDED,
                                             -----------------------
                                               FEB. 26,        FEB. 27,
                                                  2000            1999
                                         (As Restated)   (As Restated)
                                              (Note 7)        (Note 7)
                                               -------         -------
Net sales and other revenue                    $ 5,462         $ 5,165
Cost and expenses:
Cost of goods sold                               3,663           3,568
Selling, general and administrative expenses     4,174           3,704
                                               -------         -------
Operating loss                                  (2,375)         (2,107)
Interest expense                                   212              37
Interest income                                     21              25
                                               -------         -------
Loss before income tax benefit                  (2,566)         (2,119)
Income tax benefit                              (1,026)           (784)
                                               -------         -------
Loss before equity investment                   (1,540)         (1,335)
Loss from equity investment                       (164)           (213)
                                               -------         -------
Net loss                                       $(1,704)        $(1,548)
                                               =======         =======

Basic net loss per common share                $ (0.35)        $ (0.32)
                                               =======         =======
Diluted net loss per common share              $ (0.35)        $ (0.32)
                                               =======         =======









SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC
                           CONSOLIDATED BALANCE SHEET
                 (dollars in thousands, except per share data)


                                                              FEB. 26,        NOV. 27,
                                                                  2000            1999
                                                         (As Restated)   (As Restated)
                                                              (Note 7)        (Note 7)
                                                         -------------   ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                    $     336     $    2,003
Accounts receivable, less allowance of $555 and $564             1,809          5,966
Inventories                                                     33,453         29,196
Deferred income taxes                                            2,566          2,566
Other current assets                                             2,203          2,338
                                                             ---------     ----------
TOTAL CURRENT ASSETS                                            40,367         42,069
Real estate held for sale or lease, net                         34,072         33,766
Investment in Centaur Communications, Ltd.                      16,368         16,532
Property and equipment, net                                     14,628         14,359
Other assets                                                     6,095          6,159
                                                             ---------     ----------
TOTAL ASSETS                                                 $ 111,530     $  112,885
                                                             =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                     $   5,449     $    5,412
Long-term debt due within one year                                 306            320
                                                             ---------     ----------
TOTAL CURRENT LIABILITIES                                        5,755          5,732
Long-term debt                                                  10,047          8,860
Deferred income taxes                                              375          1,401
Other noncurrent liabilities                                     3,787          3,622
                                                             ---------     ----------
TOTAL LIABILITIES                                               19,964         19,615
                                                             ---------     ----------
Commitments and contingencies                                     --             --

Common stock, par value $0.01 per share, 10,000,000 shares
  authorized, 4,862,704 shares issued and outstanding               49             49
Additional paid in capital                                      93,584         93,584
Accumulated deficit                                             (2,067)          (363)
                                                             ---------     ----------
Total stockholders' equity                                      91,566         93,270
                                                             ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 111,530     $  112,885
                                                             =========     ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                                     ACCUMULATED
                               SHARES OF              ADDITIONAL         DEFICIT         TOTAL
                                COMMON      COMMON      PAID-IN     (As Restated) (As Restated)
                                 STOCK       STOCK      CAPITAL          (Note 7)      (Note 7)
                               ---------    ------    ----------    ------------  ------------
Balance at November 28, 1998   4,842,704   $      48   $  93,491      $  (2,539)    $   91,000

Net loss                            --          --          --           (1,548)        (1,548)
                               ---------   ---------   ---------      ---------     ----------

Balance at February 27, 1999   4,842,704   $      48   $  93,491      $  (4,087)    $   89,452
                               =========   =========   =========      =========     ==========

Balance at November 27, 1999   4,862,704   $      49   $  93,584      $    (363)    $   93,270

Net loss                            --          --          --           (1,704)        (1,704)
                               ---------   ---------   ---------      ---------      ---------

Balance at February 26, 2000   4,862,704   $      49   $  93,584      $  (2,067)    $   91,566
                               =========   =========   =========      =========      =========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)


                                                                            FOR THE 13 WEEKS ENDED,
                                                                            -----------------------
                                                                              FEB. 26,       FEB. 27,
                                                                                  2000           1999
                                                                          (AS RESTATED)  (AS RESTATED)
                                                                               (NOTE 7)       (NOTE 7)
                                                                           -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                                      $(1,704)        $(1,548)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                  624             542
   Loss from equity investment                                                    164             213
   Deferred income taxes                                                       (1,026)           (784)
Changes in assets and liabilities:
   Accounts receivable                                                          4,166           3,340
   Inventories                                                                 (4,257)         (3,642)
   Income tax refund received                                                    --               926
   Accounts payable and accrued liabilities                                        37            (195)
   Other, net                                                                     441              67
                                                                              -------         -------
Net cash used in operating activities                                          (1,555)         (1,081)
                                                                              -------         -------

INVESTING ACTIVITIES:
Additions to property and equipment                                              (631)         (1,030)
Additions to real estate held for sale or lease                                  (629)         (1,413)
Other, net                                                                       --              (377)
                                                                              -------         -------
Net cash used in investing activities                                          (1,260)         (2,820)
                                                                              -------         -------

FINANCING ACTIVITIES:
Increase in debt                                                                1,235           2,000
Payments of debt                                                                  (87)            (82)
                                                                              -------         -------
Net cash provided by financing activities                                       1,148           1,918
                                                                              -------         -------
Net decrease in cash and cash equivalents                                      (1,667)         (1,983)
Cash and cash equivalents at beginning of period                                2,003           2,059
                                                                              -------         -------
Cash and cash equivalents at end of period                                    $   336         $    76
                                                                              =======         =======



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


1.  BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 1999 Financial Statements included in the Report on Form 10-K/A as filed with the Securities and Exchange Commission on October 4, 2000, and should be read in conjunction with the Notes to Financial Statements appearing in that report. The consolidated financial statements of Griffin for the thirteen weeks ended February 26, 2000 and prior periods have been restated to adjust the amounts previously reported for income/loss from equity investment (see Note 7). All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.


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


                                        FOR THE 13 WEEKS ENDED,
                                        -----------------------
                                         FEB. 26,     FEB. 27,
                                           2000         1999
                                         --------     --------
NET SALES AND OTHER REVENUE
Landscape nursery                        $  4,130     $  4,226
Real estate                                 1,332          939
                                         --------     --------
                                         $  5,462     $  5,165
                                         ========     ========
OPERATING LOSS
Landscape nursery                        $ (2,098)    $ (1,718)
Real estate                                   129          (46)
                                         --------     --------
Industry segment totals                    (1,969)      (1,764)
General corporate expense                     406          343
Interest expense, net                         191           12
                                         --------     --------
Loss before income tax benefit           $ (2,566)    $ (2,119)
                                         ========     ========

                                         FEB. 26,     NOV. 27,
                                           2000         1999
                                         --------     --------
IDENTIFIABLE ASSETS
Landscape nursery                        $ 51,067     $ 52,564
Real estate                                38,746       38,248
                                         --------     --------
Industry segment totals                    89,813       90,812
General corporate                          21,717       22,073
                                         --------     --------
                                         $111,530     $112,885
                                         ========     ========


         See Note 3 for information on Griffin's equity investment in Centaur Communications, Ltd.

3.  EQUITY INVESTMENT

         Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur Communications, Ltd. ("Centaur") under the equity method of accounting for investments. The summarized financial data of Centaur shown below was derived from Centaur's financial statements which are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity loss from Centaur, including the restatement referred to in Note 7, reflects adjustments necessary to present Centaur's results in accordance with generally accepted accounting principles in the United States.


                                                  THREE MONTHS ENDED,
                                            ------------------------------
                                                 FEB. 26,         FEB. 27,
                                                     2000             1999
                                            (As Restated)    (As Restated)
                                                 (Note 7)         (Note 7)
                                            -------------    -------------
Net sales                                        $22,874           $17,257
Costs and expenses                                22,009            16,997
                                             -----------       -----------
Operating profit                                     865               260
Nonoperating expense, principally interest           871               449
                                             -----------       -----------
Loss before taxes                                     (6)             (189)
Income tax provision (benefit)                        48               (30)
                                             -----------       -----------
Net loss                                         $   (54)          $  (159)
                                             ===========       ===========






                                                 FEB. 26,         NOV. 27,
                                                     2000             1999
                                            (As Restated)    (As Restated)
                                                 (Note 7)         (Note 7)
                                            -------------    -------------
Current assets                                   $35,290           $35,957
Intangible assets                                 24,816            25,002
Other assets                                      11,537            11,018
                                             -----------       -----------
Total assets                                     $71,643           $71,977
                                             ===========       ===========

Current liabilities                              $31,092           $31,273
Debt                                              42,323            42,859
Other liabilities                                  3,970             3,530
                                             -----------       -----------
Total liabilities                                 77,385            77,662
Accumulated deficit                               (5,742)           (5,685)
                                             -----------       -----------
Total liabilities and deficit                    $71,643           $71,977
                                             ===========       ===========




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

5.  PER SHARE RESULTS

        Basic and diluted per share results were based on the following:



                                                              FOR THE 13 WEEKS ENDED,
                                                            --------------------------
                                                                FEB. 26,        FEB. 27,
                                                                    2000            1999
                                                           (As Restated)   (As Restated)
                                                                (Note 7)        (Note 7)
                                                           ------------    -----------
        Net loss for computation of basic and diluted per
          share results                                     $    (1,704)   $    (1,548)
                                                            ===========    ===========

        Weighted average shares for computation of basic
          and diluted per share results                       4,863,000      4,843,000
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
                                                                       =======      =======


    7. RESTATEMENT


        The consolidated financial statements of Griffin for the thirteen weeks ended February 26, 2000 and February 27, 1999 have been restated to adjust the amounts previously reported for equity loss from Centaur. The restatement was required to adjust the timing of the recognition of subscription revenue of Centaur to comply with generally accepted accounting principles in the United States. The following summarizes the changes to previously reported financial information:


















                                                                        FOR THE 13 WEEKS ENDED,
                                                          -------------------------------------------------------
                                                               FEBRUARY 26, 2000               FEBRUARY  27, 1999
                                                          ---------------------------       ----------------------
                                                              AS               AS              AS               AS
                                                           REPORTED         RESTATED        REPORTED         RESTATED
                                                          ----------      ----------        --------        ---------

Loss before equity investment                               ($1,540)        ($1,540)        ($1,335)         ($1,335)
Loss from equity investment                                    (147)           (164)           (171)            (213)
                                                            -------         -------          ------           ------
Net loss                                                    ($1,687)        ($1,704)        ($1,506)         ($1,548)
                                                            =======         =======         =======          =======
Basic net loss per share                                     ($0.35)         ($0.35)         ($0.31)          ($0.32)
                                                            =======         =======         =======          =======
Diluted net loss per share                                   ($0.35)         ($0.35)         ($0.31)          ($0.32)
                                                            =======         =======         =======          =======





                                                                              FEBRUARY 26, 2000
                                                                           -----------------------
                                                                              AS              AS
                                                                           REPORTED        RESTATED
                                                                           --------        --------
Total assets                                                               $112,033        $111,530
                                                                           ========        ========
Stockholders' equity                                                       $ 92,069        $ 91,566
                                                                           ========        ========


ITEM 2
                         GRIFFIN LAND & NURSERIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

        The consolidated financial statements of Griffin for the thirteen weeks ended February 26, 2000 and February 27, 1999 have been restated to adjust the amounts previously reported for equity income from Griffin's 35% investment in Centaur Communications, Ltd. ("Centaur"), a privately owned publisher based in the United Kingdom. Restatement was required to adjust the timing of the recognition of subscription revenue of Centaur to comply with generally accepted accounting principles in the United States.

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

RESULTS OF OPERATIONS

        Thirteen Weeks Ended February 26, 2000 Compared to the Thirteen Weeks Ended February 27, 1999

        Griffin's net sales and other revenue were $5.5 million in the thirteen weeks ended February 26, 2000 (the "2000 first quarter") as compared to net sales and other revenue of $5.2 million in the thirteen weeks ended February 27, 1999 (the "1999 first quarter"). The increase of $0.3 million reflects higher net sales at Griffin Land partially offset by slightly lower net sales at Imperial. Imperial's net sales decreased $0.1 million to $4.1 million in the 2000 first quarter from $4.2 million in the 1999 first quarter. The decrease reflects lower sales volume of winter related products in the 2000 first quarter as compared to the 1999 first quarter at Imperial's wholesale sales and service centers. The decrease of winter product sales was attributed to the relatively milder winter weather in Imperial's markets in the 2000 first quarter as compared to the 1999 first quarter. Net sales and other revenue at Griffin Land increased $0.4 million to $1.3 million in the 2000 first quarter from $0.9 million in the 1999 first quarter. The net sales and other revenue increase at Griffin Land principally reflects sales of residential lots in the 2000 first quarter which generated proceeds of $0.3 million. There were no land sales in the 1999 first quarter. The balance of the net sales and other revenue increase at Griffin Land in the 2000 first quarter, as compared to the 1999 first quarter, was due to higher revenue from leasing.

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


        The loss from Griffin's equity investment in Centaur in the 2000 first quarter was lower than the equity loss in 1999 first quarter. Centaur had an increase in operating profit, substantially offset by higher interest expense. The increase in Centaur's interest expense principally reflects Centaur's borrowings to finance an acquisition in the 1999 second quarter.

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

         Net cash used in investing activities was $1.3 million in the 2000 first quarter as compared to $2.8 million in the 1999 first quarter, reflecting a lower amount of additions to property and equipment and a lower amount of additions to Griffin's real estate holdings. The lower amount of additions to property and equipment in the 2000 first quarter, as compared to the 1999 first quarter, principally reflects the 1999 first quarter additions including the acquisition of land to expand Imperial's Cincinnati sales and service center. In the 2000 first quarter, Imperial continued several capital projects, started in fiscal 1999, to improve and expand its containerized plant production facilities in Florida and Connecticut. These projects are expected to be completed over the next six to twelve months at a projected cost of approximately $4.0 million. In fiscal 1999, Imperial entered into an agreement to acquire land in central New Jersey for a new wholesale sales and service center. Completion of the land purchase is contingent upon receiving all required regulatory approvals to operate a wholesale sales and service center on that site. If such approval is received, expenditures for the land acquisition and site work are projected to be approximately $3.9 million to be expended in fiscal 2000 and fiscal 2001. Sites for additional sales and service centers are also being considered.


         The lower amount of additions to real estate in the 2000 first quarter, as compared to the 1999 first quarter, reflects the effect of expenditures in the 1999 first quarter for construction of a 100,000 square foot warehouse in the New England Tradeport. The shell of that new warehouse was completed in the 1999 second quarter. There were no such construction projects during the 2000 first quarter. A significant portion of Griffin's additions to its real estate holdings in the 2000 first quarter reflect subdivision activities related to a proposed residential development. Griffin has started construction of new buildings in fiscal 2000 to provide additional space for lease. A portion of the new construction is being built on speculation. Additional construction being considered is dependent on the leasing status of the recently constructed 100,000 square foot warehouse in the New England Tradeport, which is being actively marketed but is not yet leased.

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



                                        GRIFFIN LAND & NURSERIES, INC.


                                             /S/ FREDERICK M. DANZIGER
DATE:  September 15, 2000               ----------------------------------------
                                                 FREDERICK M. DANZIGER
                                        President and Chief Executive Officer





                                                 /S/ ANTHONY J. GALICI
DATE:  September 15, 2000               ----------------------------------------
                                                     ANTHONY J. GALICI
                                        Vice President, Chief Financial Officer
                                        and Secretary