Form 10-Q
period 2000-08-26
GRIFFIN LAND & NURSERIES INC
filed 2000-10-06
CIK 1037390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10Q
                                Quarterly Report
                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the 13 Weeks Ended                           Commission File No.
August 26, 2000                                        0-29288


                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                     06-0868496
(state or other jurisdiction of incorporation               (IRS Employer
              or organization)                           Identification Number)

One Rockefeller Plaza, New York, New York                      10020
(address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number Including Area Code          (212) 218-7910


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X      No
                           -----          -----
 Number of Shares of Common Stock Outstanding at September 15, 2000: 4,862,704

                         GRIFFIN LAND & NURSERIES, INC.
                                    FORM 10Q

PART I  -  Financial Information                                            PAGE
          Consolidated Statement of Operations
          13 and 39 Weeks Ended August 26, 2000 and August 28, 1999           3

          Consolidated Balance Sheet
          August 26, 2000 and November 27, 1999                               4

          Consolidated Statement of Stockholders' Equity
          39 Weeks Ended August 26, 2000 and August 28, 1999                  5

          Consolidated Statement of Cash Flows
          39 Weeks Ended August 26, 2000 and August 28, 1999                  6

          Notes to Consolidated Financial Statements                       7-11

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   12-14

          Quantitative and Qualitative Disclosures About Market Risk         15

PART II   -  Other Information                                               16

SIGNATURES                                                                   17


PART I
ITEM 1.  FINANCIAL STATEMENTS



                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                  FOR THE 13 WEEKS ENDED,             FOR THE 39 WEEKS ENDED,
                                                  -------------------------          -------------------------
                                                                   AUG. 28,                           AUG. 28,
                                                                       1999                               1999
                                                  AUG. 26,    (AS RESTATED)          AUG. 26,    (AS RESTATED)
                                                      2000         (NOTE 7)              2000         (NOTE 7)
                                                  --------    -------------          --------   --------------
Net sales and other revenue                       $ 16,767         $ 14,409          $ 54,106         $ 46,867
Cost and expenses:
Cost of goods sold                                  11,573            9,238            37,679           31,783
Selling, general and administrative expenses         4,709            4,206            13,668           12,207
                                                  --------         --------          --------         --------
Operating profit                                       485              965             2,759            2,877
Interest expense                                       330              233               900              415
Interest income                                          7               19                31               44
                                                  --------         --------          --------         --------
Income before income tax provision                     162              751             1,890            2,506
Income tax provision                                    65              275               756              977
                                                  --------         --------          --------         --------
Income before income (loss) from equity
  investment                                            97              476             1,134            1,529
Income (loss) from equity investment                   431             (247)              907               31
                                                  --------         --------          --------         --------
Net income                                        $    528         $    229          $  2,041         $  1,560
                                                  ========         ========          ========         ========
Basic net income per common share                 $   0.11         $   0.05          $   0.42         $   0.32
                                                  ========         ========          ========         ========
Diluted net income per common share               $   0.10         $   0.05          $   0.40         $   0.31
                                                  ========         ========          ========         ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                                                          PAGE 3

                          GRIFFIN LAND & NURSERIES, INC.
                           CONSOLIDATED BALANCE SHEET
                  (dollars in thousands, except per share data)


                                                                                 NOV. 27,
                                                                                     1999
ASSETS                                                           AUG. 26,   (AS RESTATED)
                                                                     2000        (NOTE 7)
                                                                ---------   -------------
CURRENT ASSETS
Cash and cash equivalents                                       $   1,308      $   2,003
Accounts receivable, less allowance of $710 and $564                6,652          5,966
Inventories                                                        30,610         29,196
Deferred income taxes                                               2,566          2,566
Other current assets                                                2,827          2,338
                                                                ---------      ---------
TOTAL CURRENT ASSETS                                               43,963         42,069
Real estate held for sale or lease, net                            35,809         33,766
Investment in Centaur Communications, Ltd.                         17,625         16,532
Property and equipment, net                                        16,221         14,359
Other assets                                                        6,297          6,159
                                                                ---------      ---------
TOTAL ASSETS                                                    $ 119,915      $ 112,885
                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                        $   4,987      $   5,412
Long-term debt due within one year                                  4,034            320
                                                                ---------      ---------
TOTAL CURRENT LIABILITIES                                           9,021          5,732
Long-term debt                                                      9,080          8,860
Deferred income taxes                                               2,157          1,401
Other noncurrent liabilities                                        4,160          3,622
                                                                ---------      ---------
TOTAL LIABILITIES                                                  24,418         19,615
                                                                ---------      ---------
Commitments and contingencies                                          --             --
Common stock, par value $0.01 per share, 10,000,000 shares
   authorized, 4,862,704 shares issued and outstanding                 49             49
Additional paid in capital                                         93,584         93,584
Retained earnings (deficit)                                         1,678           (363)
Accumulated other comprehensive income                                186             --
                                                                ---------      ---------
Total stockholders' equity                                         95,497         93,270
                                                                ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 119,915      $ 112,885
                                                                =========      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                      RETAINED
                                                                                      EARNINGS     ACCUMULATED
                                      SHARES OF                  ADDITIONAL          (DEFICIT)           OTHER            TOTAL
                                         COMMON        COMMON       PAID-IN      (AS RESTATED)   COMPREHENSIVE     (AS RESTATED)
                                          STOCK         STOCK       CAPITAL           (NOTE 7)          INCOME          (NOTE 7)
                                      ---------        ------    ----------      -------------   -------------    --------------
Balance at November 28, 1998          4,842,704           $48       $93,491           $(2,539)            $ --          $91,000

Net income                                   --            --            --             1,560               --            1,560
                                      ---------           ---       -------           -------             ----          -------

Balance at August 28, 1999            4,842,704           $48       $93,491           $  (979)            $ --          $92,560
                                      =========           ===       =======           =======             ====          =======


Balance at November 27, 1999          4,862,704           $49       $93,584           $  (363)            $ --          $93,270

Net income                                   --            --            --             2,041               --            2,041

Comprehensive income                         --            --            --                --              186              186
                                      ---------           ---       -------           -------             ----          -------
Balance at August 26, 2000            4,862,704           $49       $93,584           $ 1,678             $186          $95,497
                                      =========           ===       =======           =======             ====          =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)

                                                                         FOR THE 39 WEEKS ENDED,
                                                                         -------------------------
                                                                                          AUG. 28,
                                                                                              1999
                                                                         AUG. 26,    (AS RESTATED)
                                                                             2000         (NOTE 7)
                                                                         --------    -------------
OPERATING ACTIVITIES:
Net income                                                                $ 2,041         $ 1,560
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                            1,853           1,740
   Income from equity investment                                             (907)            (31)
   Deferred income taxes                                                      756             977
Changes in assets and liabilities:
   Accounts receivable                                                       (832)           (424)
   Inventories                                                             (1,414)         (1,884)
   Other current assets                                                      (489)           (797)
   Income tax refund received                                                  --             926
   Accounts payable and accrued liabilities                                  (425)         (1,895)
   Other, net                                                               1,273             205
                                                                          -------         -------
Net cash provided by operating activities                                   1,856             377
                                                                          -------         -------
INVESTING ACTIVITIES:
Additions to real estate held for sale or lease                            (3,277)         (1,845)
Additions to property and equipment                                        (2,579)         (2,566)
Other, net                                                                     --            (377)
                                                                          -------         -------
Net cash used in investing activities                                      (5,856)         (4,788)
                                                                          -------         -------
FINANCING ACTIVITIES:
Increase in debt                                                            3,625           8,173
Payments of debt                                                             (320)         (2,132)
Other, net                                                                     --            (331)
                                                                          -------         -------
Net cash provided by financing activities                                   3,305           5,710
                                                                          -------         -------
Net (decrease) increase in cash and cash equivalents                         (695)          1,299
Cash and cash equivalents at beginning of period                            2,003           2,059
                                                                          -------         -------
Cash and cash equivalents at end of period                                $ 1,308         $ 3,358
                                                                          =======         =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

1.  BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 1999 Financial Statements included in the Report on Form 10-K/A as filed with the Securities and Exchange Commission on October 4, 2000, and should be read in conjunction with the Notes to Financial Statements appearing in that report. The consolidated financial statements of Griffin for fiscal 1998, fiscal 1999 and the thirteen weeks ended February 26, 2000 have been restated to adjust the amounts previously reported for income from equity investment (see Note 7). All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected.

     The results of operations for the thirteen and thirty-nine weeks ended August 26, 2000, are not necessarily indicative of the results to be expected for the full year.


2.  INDUSTRY SEGMENT INFORMATION

     Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.


                                            FOR THE 13 WEEKS ENDED,           FOR THE 39 WEEKS ENDED,
                                            -----------------------          -------------------------
                                            AUG. 26,      AUG. 28,           AUG. 26,         AUG. 28,
                                                2000          1999               2000             1999
                                            --------      --------           --------          -------
NET SALES AND OTHER REVENUE
Landscape nursery                            $15,256       $12,287            $49,919          $42,804
Real estate                                    1,511         2,122              4,187            4,063
                                             -------       -------            -------          -------
                                             $16,767       $14,409            $54,106          $46,867
                                             =======       =======            =======          =======
OPERATING PROFIT
Landscape nursery                               $923          $461             $3,863          $ 3,084
Real estate                                      (41)          904                 99              914
                                             -------       -------            -------          -------
Industry segment totals                          882         1,365              3,962            3,998
General corporate expense                        397           400              1,203            1,121
Interest expense, net                            323           214                869              371
                                             -------       -------            -------          -------
Income before income tax provision              $162         $ 751             $1,890           $2,506
                                                ====         =====             ======           ======

                                                                             AUG. 26,         NOV. 27,
                                                                                 2000             1999
IDENTIFIABLE ASSETS                                                          --------         --------
Landscape nursery                                                             $55,263          $52,564
Real estate                                                                    41,430           38,248
                                                                             --------         --------
Industry segment totals                                                        96,693           90,812
General corporate                                                              23,222           22,073
                                                                             --------         --------
                                                                             $119,915         $112,885
                                                                             ========         ========

See Note 3 for information on Griffin's equity investment in Centaur Communications, Ltd.

3.  EQUITY INVESTMENT

     Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur Communications, Ltd. ("Centaur"), a privately owned publisher based in the United Kingdom, under the equity method of accounting for investments. The summarized financial data of Centaur shown below was derived from Centaur's financial statements which are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity income from Centaur, including the restatement referred to in Note 7, reflects adjustments necessary to present Centaur's results in accordance with generally accepted accounting principles in the United States.

     Griffin's equity income from Centaur included in Griffin's results of operations for the thirteen and thirty-nine weeks ended August 26, 2000 include the results of Centaur through June 30, 2000, its fiscal year end. Results of Centaur through August 26, 2000 are not available. Accordingly, Griffin's results of operations for the thirteen weeks and the thirty-nine weeks ended August 26, 2000 include equity in the income of Centaur for one month and seven months, respectively. Griffin's results of operations for the thirteen and the thirty-nine weeks ended August 28, 1999 include equity in the income of Centaur based on Centaur's results for the three months and nine months ended August 1999, respectively. Griffin's equity income from Centaur for the thirteen and thirty-nine weeks ended August 28, 1999 would have been $275 and $565, respectively, had Griffin reported on the two month time lag in the prior year. Griffin will change its accounting policy prospectively to include results from Centaur based on Centaur's quarterly reporting schedule, which will result in consistently reflecting results of Centaur on a two month time lag.

                                                            SEVEN MONTHS       NINE MONTHS
                                                                  ENDED,            ENDED,
                                                            ------------    --------------
                                                                                  AUG. 28,
                                                                                      1999
                                                                JUNE 30,     (AS RESTATED)
                                                                    2000          (NOTE 7)
                                                                --------     -------------
         Net sales                                               $64,284           $63,025
         Costs and expenses                                       57,388            59,115
                                                                 -------          --------
         Operating profit                                          6,896             3,910
         Nonoperating expense, principally interest                2,017             1,846
                                                                 -------          --------
         Income before taxes                                       4,879             2,064
         Income tax provision                                      1,384               727
                                                                 -------          --------
         Net income                                              $ 3,495           $ 1,337
                                                                 =======           =======

                                                                                  NOV. 27,
                                                                                      1999
                                                                JUNE 30,     (AS RESTATED)
                                                                    2000          (NOTE 7)
                                                                --------     -------------
         Current assets                                          $36,897           $35,957
         Intangible assets                                        22,340            25,002
         Other assets                                             10,262            11,018
                                                                 -------          --------
         Total assets                                            $69,499           $71,977
                                                                 =======           =======

         Current liabilities                                     $32,126           $31,273
         Debt                                                     35,550            42,859
         Other liabilities                                         3,428             3,530
                                                                 -------          --------
         Total liabilities                                        71,104            77,662
         Accumulated deficit                                      (1,605)           (5,685)
                                                                 -------          --------
         Total liabilities and deficit                           $69,499           $71,977
                                                                 =======           =======

4.  STOCK OPTIONS

     On January 18, 2000, Griffin's Board of Directors approved the issuance of 20,000 options under the Griffin Land & Nurseries, Inc., 1997 Stock Option Plan (the "Griffin Stock Option Plan") to certain employees. In accordance with the Griffin Stock Option Plan, 4,000 options and 3,000 options were issued to Griffin's independent directors on May 16, 2000 and July 18, 2000, respectively. Activity under the Griffin Stock Option Plan is summarized as follows:

                                                       NUMBER OF   WEIGHTED AVG.
                                                        OPTIONS   EXERCISE PRICE
                                                       ---------  --------------
   Outstanding at November 27, 1999                     601,707         $12.16
   Issued after November 27, 1999                        27,000          11.34
   Cancelled after November 27, 1999                       (900)         13.25
                                                        -------         ------
   Outstanding at August 26, 2000                       627,807         $12.12
                                                        =======         ======

   Number of option holders at August 26, 2000               36
                                                        =======

                                                                             WEIGHTED AVG.
                                                                                REMAINING
                                   OUTSTANDING AT        WEIGHTED AVG.   CONTRACTUAL LIFE
   RANGE OF EXERCISE PRICES         AUG. 26, 2000       EXERCISE PRICE         (IN YEARS)
   ------------------------         -------------       --------------   ----------------
   Under $3.00                          34,435             $1.75                3.6
   $3.00-$9.00                         100,172              7.52                5.5
   Over $9.00                          493,200             13.78                7.8
                                       -------
                                       627,807
                                       =======

     Of the stock options granted in fiscal 2000, 24,000 options vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 3,000 options were vested immediately. At August 26, 2000, there were 215,937 vested options outstanding under the Griffin Stock Option Plan with a weighted average exercise price of $9.28 per share.

5.  PER SHARE RESULTS

     Basic and diluted per share results were based on the following:

                                                             FOR THE 13 WEEKS ENDED,                FOR THE 39 WEEKS ENDED,
                                                        -------------------------------        --------------------------------
                                                                               AUG. 28,                                AUG. 28,
                                                                                   1999                                    1999
                                                           AUG. 26,        (AS RESTATED)          AUG. 26,        (AS RESTATED)
                                                               2000             (NOTE 7)              2000             (NOTE 7)
                                                        -----------         -----------        -----------         ------------
Net income for computation of basic per
   share results                                        $       528         $       229        $     2,041         $     1,560
Adjustment to net income for assumed
   exercise of options of equity investee (Centaur)             (51)                 --                (86)                (48)
                                                        -----------         -----------        -----------         ------------
Adjusted net income for computation of
   diluted per share results                            $       477         $       229        $     1,955         $     1,512
                                                        ===========         ===========        ===========         ===========
Weighted average shares for computation
   of basic per share results                             4,863,000           4,843,000          4,863,000           4,843,000
Incremental shares from assumed exercise
  of stock options                                           67,000              82,000             63,000              82,000
                                                        -----------         -----------        -----------         ------------
Adjusted weighted average shares for
  computation of diluted per share results                4,930,000           4,925,000          4,926,000           4,925,000
                                                        ===========         ===========        ===========         ===========

6.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

     COMPREHENSIVE INCOME

     The Statement of Stockholders' Equity for the period ended August 26, 2000 includes other comprehensive income of $186. This reflects the effect of a translation adjustment related to Griffin's equity investment in Centaur Communications, Ltd. There was no other comprehensive income in the prior fiscal year.

     INVENTORIES

     Inventories consist of:

                                                                                  AUG. 26,         NOV. 27,
                                                                                      2000             1999
                                                                                  --------         --------
                   Nursery stock                                                   $27,758         $ 26,728
                   Finished goods                                                    1,674            1,481
                   Materials and supplies                                            1,178              987
                                                                                   -------         --------

                                                                                   $30,610          $29,196
                                                                                   =======          =======
     PROPERTY AND EQUIPMENT

     Property and equipment consist of:
                                                      ESTIMATED USEFUL            AUG. 26,         NOV. 27,
                                                           LIVES                      2000             1999
                                                           -----                  --------         --------
                  Land and improvements                                           $  7,609         $  7,402
                  Buildings                            10 to 40 years                5,027            4,198
                  Machinery and equipment               3 to 20 years               16,306           14,560
                                                                                  --------         --------
                                                                                    28,942           26,160
                  Accumulated depreciation                                         (12,721)         (11,801)
                                                                                  --------         --------
                                                                                  $ 16,221         $ 14,359
                                                                                  ========         ========

     Griffin incurred capital lease obligations of $629 and $188, respectively, in the thirty-nine weeks ended August 26, 2000 and August 28, 1999.

     REAL ESTATE HELD FOR SALE OR LEASE

     Real estate held for sale or lease consists of:

                                               ESTIMATED USEFUL     AUG. 26,       NOV. 27,
                                                    LIVES               2000           1999
                                                    -----           --------       --------
                  Land                                               $ 4,744        $ 4,723
                  Land improvements                15 years            3,704          3,461
                  Buildings                        40 years           23,959         23,836
                  Development costs                                   12,367         10,027
                                                                     -------        -------
                                                                      44,774         42,047
                  Accumulated depreciation                            (8,965)        (8,281)
                                                                     -------        -------
                                                                     $35,809        $33,766
                                                                     =======        =======

     LONG-TERM DEBT

     Long-term debt includes:

                                                         AUG. 26,          NOV. 27,
                                                             2000              1999
                                                         ---------         --------
                   Credit agreement                       $ 3,625            $   --
                   Mortgages                                8,620             8,704
                   Capital leases                             869               476
                                                          -------            ------
                   Total                                   13,114             9,180
                   Less: due within one year                4,034               320
                                                          -------            ------
                   Total long-term debt                   $ 9,080            $8,860
                                                          =======            ======


     Amounts outstanding under the Griffin Land & Nurseries, Inc. Credit Agreement (the "Griffin Credit Agreement") are classified as due within one year because the Griffin Credit Agreement will terminate on May 31, 2001.

7.  RESTATEMENT

     The consolidated financial statements of Griffin for the thirteen and thirty-nine weeks ended August 28, 1999 have been restated to adjust the amounts previously reported for equity income from Centaur. The restatement was required to adjust the timing of the recognition of subscription revenue of Centaur to comply with generally accepted accounting principles in the United States. The following summarizes the changes to the previously reported consolidated statement of operations:

                                                 FOR THE 13 WEEKS ENDED,           FOR THE 39 WEEKS ENDED,
                                                      AUG. 28, 1999                     AUG. 28, 1999
                                                 ------------------------          ------------------------
                                                        AS             AS                 AS             AS
                                                  REPORTED       RESTATED           REPORTED       RESTATED
                                                  --------       --------           --------       --------
Income before equity investment                      $ 476          $ 476             $1,529         $1,529
Income (loss) from equity investment                  (167)          (247)               215             31
                                                     -----          -----             ------         ------
Net income                                           $ 309          $ 229             $1,744         $1,560
                                                     =====          =====             ======         ======
Basic net income per share                           $0.06          $0.05             $ 0.36         $ 0.32
                                                     =====          =====             ======         ======
Diluted net income per share                         $0.06          $0.05             $ 0.34         $ 0.31
                                                     =====          =====             ======         ======

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

RESULTS OF OPERATIONS

     Thirteen Weeks Ended August 26, 2000 Compared to the Thirteen Weeks Ended August 28, 1999

     Griffin's net sales and other revenue were $16.8 million in the thirteen weeks ended August 26, 2000 (the "2000 third quarter") as compared to net sales and other revenue of $14.4 million in the thirteen weeks ended August 28, 1999 (the "1999 third quarter"). The increase of $2.4 million reflects higher net sales and other revenue at Imperial, partially offset by lower net sales and other revenue at Griffin Land. Imperial's net sales and other revenue increased $3.0 million to $15.3 million in the 2000 third quarter from $12.3 million in the 1999 third quarter, reflecting higher volume at Imperial's wholesale sales and service centers, which accounted for $2.0 million of Imperial's net sales and other revenue increase, and an increase of $1.0 million in net sales of container plants from Imperial's farming operations.

     Net sales and other revenue at Griffin Land decreased $0.6 million to $1.5 million in the 2000 third quarter as compared to $2.1 million in the 1999 third quarter. The lower net sales and other revenue at Griffin Land principally reflects the 1999 third quarter land sale that generated proceeds of $1.0 million and a pretax gain of $0.9 million. Total land sales in the 2000 third quarter were $0.3 million. Partially offsetting the decrease in revenue from land sales was an increase of $0.2 million in rental revenue from Griffin Land's properties, principally reflecting new leases in place in the current year.

     Griffin's operating profit (before interest) was $0.5 million in the 2000 third quarter as compared to $1.0 million in the 1999 third quarter. Operating profit at Imperial increased to $0.9 million in the 2000 third quarter from $0.5 million in the 1999 third quarter. The increase in Imperial's operating profit reflects a $0.7 million increase in gross profit as a result of the increased net sales, partially offset by higher operating expenses. Imperial's gross margin on sales was 30.3% in the 2000 third quarter as compared to 31.0% in the 1999 third quarter. Imperial's operating expenses increased from $3.4 million in the 1999 third quarter to $3.7 million in the 2000 third quarter. The higher expenses were driven by the increased volume at Imperial's wholesale sales and service centers. As a percentage of net sales, Imperial's operating expenses were 24.3% of net sales in the 2000 third quarter as compared to 27.3% of net sales in the 1999 third quarter.

     Griffin Land's operating results (before interest) were substantially break even in the 2000 third quarter as compared to an operating profit (before interest) of $0.9 million in the 1999 third quarter. The lower operating profit principally reflects the inclusion of a $0.9 million gain on the sale of undeveloped land in the 1999 third quarter. Griffin Land's operating results in the 2000 third quarter would have been substantially unchanged from the 1999 third quarter results after excluding the effect of the $0.9 million gain from the land sale in the 1999 third quarter.

     Griffin's interest expense increased to $0.3 million in the 2000 third quarter from $0.2 million in the 1999 third quarter. The higher interest expense reflects increased borrowing levels under Griffin's Credit Agreement in the 2000 third quarter, as compared to the 1999 third quarter, to support Imperial's seasonal working capital requirements and to fund capital projects at Imperial and Griffin Land.

     Griffin's equity income from Centaur was higher in the 2000 third quarter as compared to the 1999 third quarter. Griffin's equity income in the 2000 third quarter reflects results of Centaur for the month of June only, because Centaur's results through the end of Griffin's third quarter are not available. In the 1999 third quarter, Griffin's equity loss from Centaur included results of Centaur through August of that year. The increase in Centaur's results reflects, in part, the effect of the seasonality of Centaur's business on the difference in the reporting periods. Had Griffin's 1999 third quarter included Centaur's results on a comparable period with the 2000 third quarter, income from Griffin's equity investment in Centaur would have increased from $0.3 million to $0.4 million principally as a result of increased revenue at Centaur.

     Thirty-nine Weeks Ended August 26, 2000 Compared to the Thirty-nine Weeks Ended August 28, 1999

     Griffin's net sales and other revenue was $54.1 million in the thirty-nine weeks ended August 26, 2000 (the "2000 nine month period") as compared to net sales and other revenue of $46.9 million in the thirty-nine weeks ended August 28, 1999 (the "1999 nine month period"). The increase of $7.2 million principally reflects higher net sales and other revenue at Imperial. Imperial's net sales increased $7.1 million to $49.9 million in the 2000 nine month period from $42.8 million in the 1999 nine month period. The higher net sales at Imperial reflect increased volume at its wholesale sales and service centers, which accounted for $4.4 million of Imperial's net sales increase, and an increase of $2.7 million in net sales of containerized plants from its farming operations. Net sales and other revenue at Griffin Land was $4.2 million in the 2000 nine month period as compared to $4.1 million in the 1999 nine month period. The increase reflected an increase of $0.4 million of revenue from its leasing operation partially offset by a decrease in property sale revenue.

     Griffin's operating profit (before interest) in the 2000 nine month period was $2.8 million as compared to $2.9 million in the 1999 nine month period. Operating profit at Imperial increased $0.8 million to $3.9 million in the 2000 nine month period as compared to $3.1 million in the 1999 nine month period. Imperial's higher operating profit principally reflects higher gross profit, which increased to $14.8 million in the 2000 nine month period from $12.9 million in the 1999 nine month period, partially offset by higher operating expenses. Imperial's overall gross margin on net sales was 29.4% in the 2000 nine month period as compared to 30.1% in the 1999 nine month period. The lower margin reflects pricing pressures and includes the effect of additional costs resulting from changes in Imperial's product mix at its Florida container farm. Imperial's operating expenses were $10.9 million in the 2000 nine month period as compared to $9.8 million in the 1999 nine month period. As a percentage of net sales, operating expenses decreased to 21.7% in the 2000 nine month period from 22.9% in the 1999 nine month period.

     In the 2000 nine month period, Griffin Land had operating profit (before interest) of $0.1 million as compared to operating profit of $0.9 million in the 1999 nine month period. The lower operating profit principally reflects the gain of $0.9 million on a land sale in the 1999 nine month period. Griffin Land's rental properties generated an operating profit, before interest and depreciation, of $2.4 million in the 2000 nine month period as compared to $2.1 million in the 1999 nine month period. This increase principally reflects new leases in place in the 2000 nine month period.

     Griffin's interest expense increased to $0.9 million in the 2000 nine month period from $0.4 million in the 1999 nine month period. The increase is due to increased borrowing levels in the current year to support Imperial's seasonal working capital requirements and to fund capital projects at Imperial and Griffin Land.

     Griffin's equity income from Centaur was higher in the 2000 nine month period as compared to the 1999 nine month period. Griffin's equity income in the 2000 nine month period reflected Centaur's results for the seven months through June. In the 1999 nine month period, Griffin's equity income included the nine month results of Centaur through August of that year. The higher equity income from Centaur reported in the 2000 nine month period reflects, in part, the effect of the seasonality of Centaur's business on the change in reporting periods. Had Griffin's 1999 nine month period included Centaur's results on a comparable period with the 2000 nine month period, Griffin's equity income from Centaur would reflect an increase to $0.9 million in the 2000 nine month period as compared to $0.6 million in the 1999 nine month period due principally to higher revenue at Centaur.

LIQUIDITY AND CAPITAL RESOURCES

     Griffin's net cash provided by operating activities was $1.9 million in the 2000 nine month period as compared to net cash provided by operating activities of $0.4 million in the 1999 nine month period. The increase in cash generated by operating activities during the first nine months of the fiscal year principally reflects net favorable changes in working capital items. Net cash used in investing activities was $5.9 million in the 2000 nine month period as compared to $4.8 million in the 1999 nine month period. The increase reflects an increase in additions to Griffin's real estate holdings. Capital expenditures at Imperial in the 2000 nine month period were substantially equal to Imperial's capital expenditures in the 1999 nine month period. Included in Imperial's 1999 capital expenditures was the purchase of land to expand its Cincinnati sales and service center. In the 2000 capital expenditures for Imperial are several capital projects, some started in the 1999 fourth quarter, to improve and expand Imperial's containerized plant production facilities in Florida and Connecticut. The current phase of expansion projects at Imperial is expected to be completed over the next six to twelve months at a projected total cost of approximately $4.0 million. Additional expansion of Imperial's container production facilities is planned. In fiscal 1999, Imperial entered into an agreement to acquire land in central New Jersey for a new wholesale sales and service center. Completion of the land purchase is contingent upon receiving all required regulatory approvals to operate a wholesale sales and service center on that site. If such approval is received, expenditures for the land acquisition and site work are projected to be approximately $3.9 million over the next nine months.

     The increase in additions to real estate in the 2000 nine month period reflects investment in subdivision activities for a proposed residential development of certain of Griffin Land's undeveloped land. Additionally, in the 2000 third quarter, Griffin Land started construction on the shell of a 165,000 square foot commercial building in Windsor, Connecticut after entering into a long-term lease for the entire building with JDS Uniphase Corporation. The estimated cost of the shell of this new building is in excess of $7.0 million (of which approximately $6.5 million will be incurred after the 2000 third quarter), with construction anticipated to be completed early next year. The cost of the building improvements, other than the shell, will be borne by the new tenant. Griffin will finance the construction of this new building under its own credit facilities, but anticipates obtaining a nonrecourse mortgage upon completion. Griffin Land has also started construction on a 40,000 square foot building in Bloomfield, Connecticut which is being built on speculation. In the 1999 nine month period, Griffin Land completed construction of the shell building of a 100,000 square foot warehouse in the New England Tradeport. This new warehouse is being actively marketed but is not yet leased. Additional construction in the New England Tradeport will be considered when this new warehouse is leased.

     Net cash provided by financing activities in the 2000 nine month period reflects Griffin's additional borrowings under its $20 million revolving credit facility (the "Griffin Credit Agreement"), net of scheduled principal payments.

     Management believes that in the near term, based on the current level of operations and anticipated growth, its cash on hand, cash flow from operations and borrowings under the Griffin Credit Agreement will be sufficient to finance the working capital requirements and expected capital expenditures of its landscape nursery business and fund development of its real estate assets. Next year, selective mortgage placements or additional bank credit facilities may be required to fund capital projects.

FORWARD-LOOKING INFORMATION

     The information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of its new warehouse completed in 1999 and construction of additional facilities in the real estate business, subdivision approvals, the improvements and expansion of Imperial's farm operations, and the opening of a wholesale sales and service center in central New Jersey. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $3.6 million of variable rate debt outstanding at August 26, 2000.

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

Items 1 - 5 are not applicable


Item 6.       Exhibits and Reports on Form 8K

              (a)  Exhibits

                   Exhibit No.               Description
                   -----------               -----------

                    27                 Financial Data Schedule


              (b) There were no reports filed on Form 8K by the Registrant during the 2000 third quarter.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GRIFFIN LAND & NURSERIES, INC.


                                         /s/ FREDERICK M. DANZIGER
DATE:  October 6, 2000                   ------------------------------
                                         FREDERICK M. DANZIGER
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                         /s/ ANTHONY J. GALICI
DATE:  October 6, 2000                   ------------------------------
                                         ANTHONY J. GALICI
                                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                         AND SECRETARY