Form 10-K
period 2000-12-02
GRIFFIN LAND & NURSERIES INC
filed 2001-03-02
CIK 1037390

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 2, 2000
                                       OR

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

          TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------  -----------------------------------------
     COMMON STOCK $0.01 PAR VALUE                 NASDAQ NATIONAL MARKET

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$13,648,063 approximately, based on the closing sales price on the Nasdaq National Market on February 1, 2001. Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the Registrant and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock:
4,862,704 shares as of February 1, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Griffin Land & Nurseries, Inc. ("Griffin") and its subsidiaries comprise principally a landscape nursery and real estate business. At the end of its 2000 fiscal year Griffin engaged in two principal lines of business: (1) the landscape nursery products business, comprised of (x) the growing of containerized landscape nursery products for sale principally to garden center operators and landscape nursery mass merchandisers, and (y) the ownership and operation of wholesale sales and service centers (the "SSCs") whose principal customers are landscape contractors; and (2) the real estate business, comprised of (x) the ownership, construction and management of commercial and industrial properties and (y) the development of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts. On January 26, 2001 the portion of the landscape nursery products business which related to the operation of the SSCs was sold to Shemin Nurseries, Inc. ("Shemin"). Griffin also owns an approximately 35% interest (32% fully diluted) in Centaur Communications, Ltd. ("Centaur"), a United Kingdom magazine and information services publisher, and has a lesser interest in Linguaphone Group, plc ("Linguaphone"), a designer and distributor of language teaching materials based in the United Kingdom, which was accounted for under the cost method of accounting for investments.

LANDSCAPE NURSERY BUSINESS

    The landscape nursery operations of Griffin are operated by its wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial is a grower, distributor and, to a much lesser extent, broker of wholesale landscape nursery stock. The landscape nursery industry is extremely fragmented. Imperial believes that its volume places it among the twenty largest landscape nursery companies in the country. On January 26, 2001, Imperial completed the sale of its SSCs, which provided most of the operating profit of the landscape nursery business. As a result of the sale, the central overhead of Imperial, which could be reduced only in part, will now be borne entirely by the growing operation. Therefore, a substantially break-even operation for 2001 is anticipated for the growing operation.

    Imperial's container growing operations are located on land owned by Griffin in Connecticut (approximately 425 acres currently used) and in northern Florida (approximately 350 acres currently used). Both the Connecticut and Florida growing operations are currently being expanded on adjacent lands owned by Griffin or in the case of a small piece of land, under contract to be purchased. If all current plans are implemented, the Florida farm will use approximately 490 acres and the Connecticut farm approximately 455 acres each by the end of 2003. At that time, substantially all of the contiguous lands suitable for the container-growing operations in Connecticut and northern Florida will be in use. The Florida farm has also improved and expanded its shipping docks and customer service facilities and is improving its irrigation and water recycling operations. The majority of Imperial's inventories are container-grown plants on these two farms. The largest portion of Imperial's container-grown product consists of broadleaf evergreens, including azaleas and rhododendron. Other major product categories include juniper and deciduous shrubs. During 2000, a decision was made to materially reduce the number of azalea and juniper to be grown and to increase the number of larger plants of several varieties including leyland cypress, some varieties of deciduous shrubs, crepe myrtle and shade trees. Container-grown product is held principally from one to five years prior to its sale by Imperial. Over the past three years Imperial substantially increased its production and sales of perennials which have a much shorter growing cycle than most of the rest of Imperial's products. During 1997, Imperial decided to terminate its growing of field-grown product and recorded a loss accrual estimated to be sufficient to absorb the cost of terminating that operation. The termination of the field-grown operation was fully completed in 2000 within the loss accrual.

    Imperial is reviewing a variety of approaches to increase its return on assets in its growing operations, including changes in the relative quantities of some products currently grown and proposed to be grown and also possible changes in the potting and growing cycle for some of its containerized production. Some of these programs are also directed at developing faster growing products and improved soil mixes. A substantial portion of the products which are part of the expanded Florida production will be of larger sizes requiring an extended growing cycle. Imperial is also considering some other products and product sizes for both sales in its existing markets and expanding the market area served by the Florida farm. Any such changes, if successful, taking into account the growing cycles of the related plants, will take a substantial period to be reflected in results of operations to any material extent.

    The growing operations serve a market comprised principally of retail chain store garden departments, retail nurseries and garden centers, wholesale nurseries, distributors, and to a lesser extent, landscapers as direct customers. Imperial-grown products were also distributed through its own SSCs whose main customers are landscapers. Shemin, the purchaser of Imperial's SSCs, has a contract to purchase some Imperial grown product for each of the next 3 years. Imperial's major markets are in the Northeast, Mid-Atlantic, the northern portion of the Southeast and the Midwest. Nursery sales are extremely seasonal, peaking in spring, and are strongly affected by commercial and residential building activity and are materially affected by weather conditions, particularly in the spring planting season.

    Imperial's sales are made to a large variety of customers, none of whom represented more than 4% of annual sales in fiscal 2000, fiscal 1999 or fiscal 1998.

    Containerized growing and shipping capacity has been increased to meet the potential volume and quality needs of Imperial's customers and to capitalize on expected growth in the Mid-Atlantic and Midwest markets. In coming years a larger part of Imperial's shipping will probably be made on trucks outfitted with shelves, which may increase shipping expenses. Over the year, substantial additional sales support has been provided to the farming operation, and in future years additional sales support may be required to be provided to retail chain store customers.

    During 2000, Imperial operated seven SSCs which sold a wide range of plant material, including a large portion purchased from growers other than Imperial, and horticultural tools and products to the trade. The largest portion of the sales of the SSCs is to professional landscapers. The SSCs, all of which were owned by Imperial, were located in Windsor, Connecticut; Aston and Pittsburgh, Pennsylvania; Columbus and Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia. During 2000, results from these centers were improved from the prior year. The SSCs had become the principal contributor to the operating profit of Imperial. In early 2001 the SSCs were sold for cash and stock in Shemin Acquisition Corporation ("Acquisition"). Imperial is expected to report an after tax profit of approximately $6.0 million on this transaction. Imperial's stock ownership interest in Acquisition will be treated as an investment. See Note 2 to the consolidated financial statements included in
Item 8.

REAL ESTATE BUSINESS

    Griffin is directly engaged in the real estate development business on portions of its land in Connecticut. Griffin develops portions of its properties for commercial, residential and industrial use. In future years Griffin may seek to develop properties on land which it does not own at this time. The headquarters for this operation is in Bloomfield, Connecticut.

    For several years, the real estate market in the Hartford area, particularly that in the northwest quadrant where the majority of Griffin's acreage is located, was depressed by a number of factors, including the decline of employment in the defense and insurance industries. In 2000, there was some recovery in the market including some recovery in the office portion of this market, which had been particularly weak. There can be no assurance that the condition of the real estate market in this region will continue to improve in the near future. Despite the decline in the insurance and defense industries, the unemployment rate in the area is quite low. The development of Griffin's land is also affected by land planning issues, particularly in the town of Simsbury, Connecticut. In November 1999, Griffin filed plans for the creation of a residential community of 640 homes on a 363 acre site in Simsbury. After the conclusion of the original hearings in this matter Griffin reduced the number of proposed homes to
371. One quarter of these homes would be deed restricted affordable housing under Connecticut statutes. The public hearings focused on the density of the proposed development, as well as sewer, wetlands and soil contamination issues arising from prior use of the land for farming, as a result of which certain pesticides remain in the upper portion of the soil. The local commissions rejected the plan which is now before the Connecticut courts in a number of separate but related actions. See "Regulation: Environmental Matters". Griffin believes that its development plan for this site includes an appropriate method (which has received support from the Connecticut Department of Environmental Protection) of remediating the soils. The outcome of the pending litigation cannot be predicted. Griffin anticipates that obtaining subdivision approvals in many of the towns where it holds land appropriate for residential subdivision will be an extended process. During 1999, one parcel of land in Suffield, Connecticut, which was in the process of subdivision, was sold at a substantial profit.

    A significant amount of Griffin's current commercial and industrial development efforts are focused on a 600 acre tract owned by Griffin near Bradley International Airport and Interstate 91, known as the New England Tradeport. To date, approximately 340,000 square feet of warehouse and light manufacturing space have been completed, which is almost 100% occupied or committed to be occupied, and a bottling and distribution plant has been built by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin. The only currently vacant space is a warehouse of approximately 100,000 square feet that was built in 1999 on speculation and is now having its interiors completed. That space is to be occupied in Griffin's second fiscal quarter of 2001. Griffin is planning an additional building for this park to be built starting in the 2001 second quarter. A state traffic control certificate for the future development of 1.2 million square feet has been obtained for the New England Tradeport. Griffin intends to continue to direct its primary efforts toward construction and leasing of light industrial and warehouse facilities at the New England Tradeport. Future development at the New England Tradeport may require investment in off-site infrastructure on behalf of Windsor, Connecticut and improvement of some state or town roads.

    Griffin's most substantial development is the combination of Griffin Center in Windsor, Connecticut and Griffin Center South in Bloomfield, Connecticut. Together these master planned developments comprise approximately 600 acres, approximately 60% of which have been developed with nearly 1,950,000 square feet of office and industrial space. Griffin Center currently includes ten corporate office buildings built by Griffin. Griffin currently maintains only a 30% interest in two office buildings which have an aggregate of 160,000 square feet in the Griffin Center office complex. Griffin is currently completing the shell of a light manufacturing building of 165,000 square feet for JDS
Uniphase Corporation ("JDS"). The agreement which provides for the development of the building that will be leased to JDS also provides JDS options to have Griffin develop two additional buildings of approximately 150,000 square feet each to be leased to JDS. Under the agreement JDS pays for its interior improvements, which are material to the total cost of the building. In Griffin Center South, a 130-acre tract with sixteen buildings of industrial and research and development space, Griffin has retained for rental nine buildings which are now fully rented. These buildings have an aggregate of approximately 180,000 square feet. Griffin is currently completing an additional 40,000 square foot building in Griffin Center South, which is partially leased and the balance verbally committed to be leased. Griffin is considering an additional building for this park and is alternatively considering similar research and development space which might be constructed in a portion of Griffin Center in Windsor.

    Two additional Griffin parcels appropriate for office or industrial uses are available for development, including 28 acres in the Day Hill Technology Center in Windsor and 100 acres in the South Windsor Technology Center. State traffic certificates have been obtained for these parcels for 500,000 square feet and 200,000 square feet of development, respectively.

    In 1988, a subsidiary of Griffin began infrastructure work at Walden Woods, a 153-acre site in Windsor, Connecticut, which was originally planned to contain more than 435 residential units. Prior to 1992, Griffin had built and sold 45 homes before discontinuing its home building operations at Walden Woods. Since then, two third-party home builders have completed an additional 64 homes. In 1999, Griffin entered into an agreement with a home builder to allow that builder to purchase and complete homes on 24 lots. In 2000, Griffin entered into an agreement with a developer for the sale of the balance of the development rights at Walden Woods. Completion of this transaction, which is subject to site plan and other approvals by the town, would result in a small gain to Griffin. Griffin is evaluating other of its lands for residential development over a period of years.

    In addition, approximately 500 acres in Connecticut are leased for tobacco growing to General Cigar Co., Inc., at annual rentals approximating the land's annual carrying cost. The lease for these properties, which extends for 7 years, may be terminated as to 100 acres annually, on one year's prior notice.

INVESTMENTS

    CENTAUR COMMUNICATIONS, LTD.

    Griffin owns approximately 35% (32% fully diluted) of the outstanding common stock of Centaur, a privately-held publisher of business magazines in the United Kingdom and a compiler and supplier of computerized financial information through a subsidiary, Perfect Information, Ltd. As a result of a repurchase of common stock by Centaur and an additional investment by Griffin in 1998, Griffin's interest in Centaur was increased. The agreements relating to that transaction provide for an offering of Centaur stock or sale of Centaur in four to five years from that date; but, if circumstances are favorable, such an offering or sale could occur earlier. Currently, discussions relating to a possible public offering or sale of Centaur are underway. If such discussions lead to a transaction at currently discussed prices, Griffin would have a material gain on its investment.

    LINGUAPHONE GROUP, PLC

    Griffin received in 1997 from Centaur a 25% interest in Linguaphone. Griffin's 1998 results included an equity loss from Linguaphone of approximately $1.1 million. In early 1999, a recapitalization of Linguaphone resulted in Griffin's interest being reduced to approximately 14% (11% fully diluted). Further transactions by Linguaphone have reduced Griffin's ownership interest to approximately 8%. Accordingly, Griffin now accounts for Linguaphone under the cost method of accounting for investments.

    SHEMIN ACQUISITION CORPORATION

    In connection with Imperial's sale of the SSCs, Imperial now holds approximately 13.8% of the outstanding common stock of Shemin Acquisition Corporation, a privately held company that is the parent company of Shemin Nurseries, Inc. Imperial will account for its investment in Acquisition under the cost method of accounting for investments.

FINANCIAL INFORMATION REGARDING INDUSTRY SEGMENTS

    See Note 3 to the Consolidated Financial Statements of Griffin included elsewhere herein for certain financial information regarding the landscape nursery business and the real estate business.

EMPLOYEES

    As of December 2, 2000 and prior to the sale of the SSCs by Imperial, Griffin employed 358 persons on a full-time basis, including 16 in its real estate business and 338 in its landscape nursery business. As a result of the sale of the SSCs, the number of full-time employees in the landscape nursery business was reduced to 213 persons. At present, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

COMPETITION

    The nursery business is competitive, and Imperial competes against a number of other companies, including national, regional and local nursery businesses. Some of Imperial's competitors in the nursery industry are larger than Imperial. Numerous real estate developers operate in the portion of Connecticut and Massachusetts in which Griffin's holdings are concentrated. Some of such businesses may have greater financial resources than Griffin.

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

ITEM 2.  PROPERTIES

LAND HOLDINGS

    Griffin is a major landholder in the State of Connecticut and also owns land in Massachusetts. In addition, Griffin owns approximately 1,000 acres in northern Florida, most of which is used for Imperial's growing operations or is contiguous to such operations. Through January 26, 2001 Griffin owned the sites for Imperial's SSCs. Each such center typically has a warehouse/office facility and 10-15 acres of nursery stock. On January 26, 2001, Imperial completed the sale of all of the assets of its SSCs to Shemin Nurseries, Inc.

    The book value of undeveloped land holdings owned by Griffin, principally in the Hartford, Connecticut area, is approximately $12,000,000. Griffin believes the fair market value of such land is substantially in excess of its book value, including land improvements.

    A listing of the locations of Griffin's commercial and nursery real estate, a portion of which, principally in Bloomfield, East Granby and Windsor, has been developed, is as follows:

                             COMMERCIAL REAL ESTATE

LOCATION OF PROPERTY                                          LAND AREA (ACRES)
--------------------                                          -----------------
CONNECTICUT
  Bloomfield................................................          376
  East Granby...............................................          172
  East Windsor..............................................          115
  Granby....................................................           95
  Simsbury..................................................          876
  South Windsor.............................................          103
  Suffield..................................................          380
  Windsor...................................................        1,222

MASSACHUSETTS
  Southwick.................................................          432

FLORIDA
  Hillsborough County.......................................            9
  Leon County...............................................            6

                              NURSERY REAL ESTATE

LOCATION OF PROPERTY                                          LAND AREA (ACRES)
--------------------                                          -----------------
FLORIDA
  Quincy....................................................        1,046
CONNECTICUT
  East Granby...............................................          393
  Granby....................................................          267
  Windsor (a)...............................................           45
PENNSYLVANIA
  Aston (a).................................................           16
  Pittsburgh (a)............................................           10
VIRGINIA
  Manassas (a)..............................................           16
OHIO
  Columbus (a)..............................................           12
  Cincinnati (a)............................................           16
MARYLAND
  White Marsh (a)...........................................           20

    Griffin also leases approximately 2,100 square feet in New York City for its Executive Offices.

    (a) These locations were sold to Shemin Nurseries, Inc. on January 26, 2001 as part of the sale of Imperial's SSCs.

ITEM 3.  LEGAL PROCEEDINGS

    As discussed in Item 1, certain parts of Griffin's property in Simsbury, Connecticut, are affected by the presence of chlordane. Although the various federal, state and local agencies may have an interest in the matter, there are no proceedings known by Griffin to be contemplated by any of these agencies in connection with possible chlordane exceedences on such land. Various aspects of Griffin's plans for its proposed residential development in Simsbury are the subjects of proceedings brought by Griffin seeking court approval of its development plans.

    Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    Griffin's common stock is listed on the Nasdaq National Market under the symbol GRIF. The following are the high and low prices of the common stock as traded on the Nasdaq National Market:

                                                 1ST                   2ND                   3RD                   4TH
                                               QUARTER               QUARTER               QUARTER               QUARTER
                                         -------------------   -------------------   -------------------   -------------------
                                           HIGH       LOW        HIGH       LOW        HIGH       LOW        HIGH       LOW
                                         --------   --------   --------   --------   --------   --------   --------   --------
2000...................................   $12.38     $9.75      $13.75     $10.00     $13.00     $11.00     $15.00     $11.38
1999...................................   $13.75     $9.75      $13.25     $ 8.00     $12.50     $10.63     $11.88     $10.50

    On February 1, 2001, the number of record holders of common stock of Griffin was approximately 572, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the Nasdaq National Market on such date was $12.94 per share. The information appearing in Notes 7 and 11 to the Consolidated Financial Statements is hereby incorporated by reference.

                                DIVIDEND POLICY

    Griffin's current policy is to retain any earnings to finance the operation and expansion of its businesses.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected statement of operations data for fiscal years 1996 through 2000 and balance sheet data as of the end of each fiscal year.

                                              2000     1999(A)    1998(A)      1997     1996(B)
                                            --------   --------   --------   --------   --------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales & other revenue.................  $ 71,739   $ 62,944   $ 51,231   $ 46,288   $ 46,531
Operating profit (loss)...................     3,812      3,130         74     (3,236)    (1,245)
Income (loss) before equity investments...     1,670      1,623         86     (2,502)    (4,366)
Income (loss) from continuing
  operations..............................     1,634      2,176        (65)    (2,136)    (4,063)
Net income (loss).........................     1,634      2,176        (65)    (2,136)    (4,606)
Basic net income (loss) per share (c).....      0.34       0.45      (0.01)     (0.45)
Diluted net income (loss) per
  share (c)...............................      0.33       0.42      (0.03)     (0.45)
BALANCE SHEET DATA:
Total assets..............................   126,656    112,885    104,730    103,736    101,775
Working capital...........................    29,193     36,337     33,304     41,130     36,698
Long-term debt (d)........................     9,008      8,860      2,666      2,830     38,846
Stockholders' equity/Culbro
  Investment (c)..........................    95,090     93,270     91,000     90,523     47,449

------------------------

(a) The financial data for fiscal 1999 and fiscal 1998 has been restated as described in Item 7 and in Note 13 to the consolidated financial statements included in Item 8. The restated amounts were reported in Form 10-K/A for fiscal 1999 as filed on October 4, 2000.

(b) The Selected Financial Data presented above reflects CMS Gilbreth Packaging Systems, Inc. as a discontinued operation in 1996, the year in which this business was sold.

(c) Griffin was a wholly-owned subsidiary of Culbro Corporation ("Culbro") through July 3, 1997. Accordingly, the retained earnings and intercompany balances with its former parent are reflected in Culbro Investment prior to July 3, 1997 and the per share results for 1997 presented herein are on a pro forma basis because the Griffin common stock was not outstanding for that entire year.

(d) Culbro's general long-term debt was included on Griffin's historical balance sheet through February 27, 1997, when such debt was assumed by Griffin's former affiliate, General Cigar Holdings, Inc., in connection with the distribution of Griffin's common stock to Culbro's shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial, and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). Griffin also has an equity investment in Centaur Communications, Ltd. ("Centaur"), a magazine publishing business, based in the United Kingdom. On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. and its parent company, Shemin Acquisition Corporation. Most of the operating profit of Imperial over the past three fiscal years is attributable to the SSCs. Imperial will continue in the landscape nursery business with its container growing operations in Connecticut and northern Florida. Imperial is currently expanding both of these operations. Griffin's statement of operations for fiscal 2000, fiscal 1999 and fiscal 1998 and the balance sheets as of December 2, 2000 and November 27, 1999 include the financial position and results of operations of the SSCs.

    The consolidated financial statements of Griffin for the fiscal years ended November 27, 1999 and November 28, 1998 have been restated to adjust the amounts previously reported for equity income from Griffin's 35% investment in Centaur. Restatement was required to adjust the timing of the recognition of subscription revenue of Centaur to comply with generally accepted accounting principles in the United States. See Note 13 to Griffin's consolidated financial statements in
Item 8.

RESULTS OF OPERATIONS

    FISCAL 2000 COMPARED TO FISCAL 1999

    In fiscal 2000, Griffin's net sales and other revenue increased
$8.8 million, or 14%, to $71.7 million from $62.9 million in fiscal 1999. Net sales and other revenue increased at both Imperial and Griffin Land. At Imperial, net sales increased $8.3 million, or 14.5%, in fiscal 2000 to $65.9 million from $57.6 million in fiscal 1999. The higher net sales and other revenue at Imperial reflected principally increased volume from the SSCs, which accounted for $5.5 million of the sales increase at Imperial. The balance of the sales increase at Imperial reflected increased sales volume of container-grown plants from Imperial's farming operations in Connecticut and northern Florida. At Griffin Land, net sales and other revenue increased to $5.8 million in fiscal 2000 from $5.4 million in fiscal 1999. The increase of $0.4 million principally reflects an increase in rental revenue from Griffin Land's commercial properties. Rental revenue from Griffin Land's commercial properties was $4.0 million in fiscal 2000 as compared to $3.6 million in fiscal 1999. At the end of fiscal 2000, Griffin Land's occupancy rate on the buildings it owns, not including the joint venture office buildings in which Griffin Land has a 30% interest, was 96% (including a lease commitment on an approximately 100,000 square foot warehouse to be occupied in the 2001 second quarter).

    Griffin's consolidated operating profit (before interest) was $3.8 million in fiscal 2000 as compared to $3.1 million in fiscal 1999. Operating profit at Imperial increased to $5.3 million in fiscal 2000 from

$3.9 million in fiscal 1999. The increased operating profit reflects the sales volume increase at Imperial which generated a $2.4 million increase in gross profit. Imperial's gross profit was $19.4 million in fiscal 2000 as compared to $17.0 million in fiscal 1999. Imperial's gross margin on sales in fiscal 2000 was 29.5%, which was unchanged from fiscal 1999. Operating expenses at Imperial were $14.1 million in fiscal 2000 versus $13.1 million in fiscal 1999. The higher expenses reflected the support required to meet the additional sales volume. As a percentage of net sales, operating expenses at Imperial were 21.4% of net sales in fiscal 2000 as compared to 22.7% of net sales in fiscal 1999.

    Total operating profit at Griffin Land was $0.2 million in fiscal 2000 as compared to $0.8 million in fiscal 1999. The lower operating profit in fiscal 2000 as compared to fiscal 1999 reflects a $0.9 million profit on a sale of undeveloped land in fiscal 1999. There were no comparable land sales in fiscal 2000. Excluding the effect of that 1999 land sale, operating results at Griffin Land increased approximately $0.3 million in fiscal 2000 as compared to fiscal 1999. This increase reflected higher operating profit from Griffin's rental properties, partially offset by higher operating expenses. Operating profit, before depreciation, from Griffin Land's rental properties was $3.3 million in fiscal 2000 as compared to $2.9 million in fiscal 1999.

    Interest expense at Griffin increased to $1.1 million in fiscal 2000 from $0.6 million in fiscal 1999. The higher interest expense reflects higher borrowing levels under Griffin's revolving credit facilities in fiscal 2000 as compared to fiscal 1999 and interest expense on a mortgage that was in place the entire year in fiscal 2000 versus a partial year in fiscal 1999.

    Griffin's equity investment in Centaur reflected an equity loss of less than $0.1 million in fiscal 2000 as compared to equity income of $0.6 million in fiscal 1999. The equity loss in fiscal 2000 reflects lower Centaur results, impacted by the length and timing of subscription renewals and the periods over which subscription revenues are recognized. Additionally, Griffin's 2000 equity results reflect Centaur's results for the ten months ended September 2000 due to the unavailability of Centaur information, as compared to fiscal 1999 which included Centaur's results through November of that year. As a result, Centaur's October and November 2000 results, which historically have been profitable months due to the seasonality of Centaur's business, will be included in Griffin's equity income in the first quarter of fiscal 2001. Had Griffin's 1999 equity results from Centaur reflected a period consistent with the ten month period included in Griffin's fiscal 2000 results, Griffin's equity income in fiscal 1999 would have been lower by approximately $0.3 million.

    FISCAL 1999 COMPARED TO FISCAL 1998

    In fiscal 1999, Griffin's net sales increased $11.7 million, or 23%, to $62.9 million from $51.2 million in fiscal 1998. Net sales increased at both Imperial and Griffin Land. Imperial's net sales increased $9.4 million, or 19%, to $57.6 million in fiscal 1999 from $48.2 million in fiscal 1998. The increased sales at Imperial reflect higher volume at its wholesale sales and service centers, which benefitted from favorable weather conditions in their markets throughout most of the year. Sales of container-grown plants from Imperial's farm operations increased in fiscal 1999 as compared to fiscal 1998, more than offsetting the lower sales of field-grown product in fiscal 1999 as compared to fiscal 1998. The decrease in net sales of field-grown product in fiscal 1999 reflects the decision to discontinue a field-grown program. Net sales and other revenue at Griffin Land increased to $5.4 million in fiscal 1999 from $3.1 million in fiscal 1998. The revenue increase at Griffin Land principally reflected a land sale of $1.0 million in fiscal 1999 (there were no land sales in fiscal 1998) and an increase in rental revenue from its commercial properties, including the approximately 98,000 square foot warehouse built and partially leased in fiscal 1998 that became fully leased at the beginning of fiscal 1999. Rental revenue from Griffin Land's commercial properties increased to $3.6 million in fiscal 1999 from $2.6 million in fiscal 1998. Occupancy at Griffin Land's properties (excluding an approximately 100,000 square foot warehouse facility completed in fiscal 1999 and not occupied) was 96% as of the end of fiscal 1999 (including full occupancy in its Griffin Center South commercial development) as compared to 91% at the end of fiscal 1998, not including the joint venture office buildings in which Griffin Land has a 30% interest.

    Griffin's consolidated operating profit (before interest) increased to $3.1 million in fiscal 1999 from $0.1 million in fiscal 1998. Operating profit at Imperial increased to $3.9 million in fiscal 1999 from $2.3 million in fiscal 1998. The increased operating profit at Imperial principally reflects the sales volume increase, which generated gross profit in 1999 of $17.0 million versus $13.9 million in fiscal 1998. Imperial's overall gross margin on sales increased to 29.5% in fiscal 1999 from 28.8% in fiscal 1998. Imperial's operating expenses increased to $13.1 million in fiscal 1999 from $11.6 million in fiscal 1998. The increased operating expenses were incurred principally to service the additional volume at its wholesale sales and service centers. Imperial's operating expenses were 22.7% of net sales in fiscal 1999 as compared to 24.1% of net sales in fiscal 1998.

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

    Interest expense at Griffin increased to $0.6 million in fiscal 1999 from $0.2 million in fiscal 1998. The higher interest expense reflects the increased debt in fiscal 1999, including an $8.2 million nonrecourse mortgage entered into by Griffin Land. Interest income was $0.1 million in fiscal 1999 as compared to $0.3 million in fiscal 1998. The lower interest income in fiscal 1999 reflects the lower cash on hand throughout fiscal 1999 as compared to fiscal 1998.

    Equity income from Griffin's investee, Centaur was $0.6 million in fiscal 1999 as compared to $0.9 million in fiscal 1998. The lower results from Centaur reflect higher interest expense in fiscal 1999 due to having outstanding loans for the entire year as compared to a partial year in fiscal 1998, and lower operating profit. As a result of transactions in the third quarter of fiscal 1998, Griffin's equity ownership of Centaur was 35% throughout the entire fiscal 1999 as compared to only part of fiscal 1998. In early fiscal 1999, Griffin's ownership interest in Linguaphone Group plc ("Linguaphone") was reduced and is now accounted for under the cost method of accounting for investments. Accordingly, Griffin did not recognize equity results of Linguaphone throughout most of fiscal 1999. Griffin's results in fiscal 1998 included an equity loss of $1.1 million from Linguaphone.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $5.1 million in fiscal 2000 as compared to $0.9 million in fiscal 1999. The increase in net cash provided by operating activities principally reflects higher accounts payable at the end of fiscal 2000, due principally to timing of payments, and accounts receivable at the end of fiscal 2000 being substantially the same as accounts receivable at the end of fiscal 1999. Additionally, higher depreciation and amortization expense in fiscal 2000 as compared to fiscal 1999 and other changes more than offset unfavorable changes in other current assets.

    Net cash used in investing activities increased to $12.8 million in fiscal 2000 from $6.6 million in fiscal 1999. The increase in net cash used for investing activities reflects $9.1 million of additions in fiscal 2000 to Griffin Land's real estate assets as compared to $3.4 million of additions in fiscal 1999. In fiscal 2000, additions to Griffin Land's real estate assets include the construction of the shell of a 165,000 square foot commercial building in Windsor, Connecticut after entering into a long-term lease with JDS Uniphase Corporation ("JDS"). The estimated cost of the shell of this new building is expected to be in excess of $7.4 million, a substantial portion of which was expended in fiscal 2000. The agreement with JDS provides JDS options to have Griffin Land construct two additional buildings of approximately 150,000 square feet each on land adjacent to the current building that is under construction. Also in fiscal 2000, Griffin Land started construction on a 40,000 square foot building in Bloomfield, Connecticut that will be completed in the first half of fiscal 2001. This building is partially leased with the balance verbally committed to be occupied. The expected cost of this building, including building improvements being paid by Griffin Land, is expected to be approximately $3.3 million, with a substantial portion expended in fiscal 2000. In addition to the construction of these two new buildings, investment in real estate assets in fiscal 2000 included expenditures for development of a proposed residential subdivision on certain of Griffin Land's undeveloped land.

    Additions to property and equipment in fiscal 2000 increased to $3.7 million from $2.8 million in fiscal 1999. This increase reflects several capital projects for Imperial to improve and expand Imperial's containerized plant growing facilities in northern Florida and Connecticut. The current phase of expansion projects at Imperial is expected to be completed over the next twelve months at a projected total cost of approximately $6.7 million, of which approximately $3.2 million had been expended through November 2000. Additional measures to increase Imperial's capacity for production of container-grown plants are being examined.

    Net cash provided by financing activities was $6.9 million in fiscal 2000 as compared to net cash provided by financing activities of $5.6 million in fiscal 1999. The increase in debt in fiscal 2000 reflects borrowings under the Griffin Revolving Credit Agreement (the "Griffin Credit Agreement") whereas the increase in debt in fiscal 1999 reflects proceeds from an $8.2 million nonrecourse mortgage on several of its buildings in the New England Tradeport. Proceeds were used to reduce the amount then outstanding under the Imperial Credit Agreement and to repay an existing mortgage on certain of those properties.

    In fiscal 2000, Griffin financed its seasonal working capital requirements and its investment in real estate assets at Griffin Land and capital expenditures at Imperial with borrowings under the Griffin Credit Agreement and cash generated from operations. Borrowings under the Griffin Credit Agreement peaked at $11.0 million during fiscal 2000 and ended the year at $7.3 million. On January 26, 2001 Imperial completed the sale of the SSCs, which generated net cash proceeds (after expenses) of approximately $18.7 million, subject to adjustment based on determination of the actual working capital on the closing date. The cash generated from the sale was used to repay the entire amount then outstanding ($11.2 million) under the Griffin Credit Agreement. The balance is being held for general corporate purposes. The Griffin Credit Agreement expires on May 31, 2001 and management intends to obtain a successor credit agreement with the lender.

    On October 25, 2000 Griffin received a commitment from a lender for a nonrecourse mortgage of up to $6.4 million on the 165,000 square foot building that is currently under construction and is leased to JDS. The mortgage loan will bear interest at 8.125% and will have a term of fifteen years, with payments based on a twenty year amortization period. Closing on the loan will take place upon completion of the building, as defined in the commitment letter. The mortgage proceeds are expected to be received in Griffin's 2001 second quarter.

    In fiscal 2001, Griffin Land will complete the two buildings under construction at the end of fiscal 2000 and anticipates additional construction activity that may include a new warehouse facility in the New England Tradeport, an additional building to be located in either Griffin Center in Windsor, Connecticut or Griffin Center South in Bloomfield, Connecticut and an additional building in Griffin Center to be leased to JDS, if JDS exercises its option for Griffin to construct a second building for it in Griffin Center. Additionally, Griffin Land intends to proceed with its proposed residential subdivision if regulatory approval is obtained (this matter is currently in litigation) and Griffin Land will examine certain of its other land holdings for potential residential subdivisions.

    Management believes that in the near term, based on the current level of operations and anticipated growth, the cash generated from the sale of Imperial's SSCs, the expected mortgage proceeds to be received in fiscal 2001 and borrowings under the Griffin Credit Agreement and a successor credit agreement, will be sufficient to finance the working capital requirements and expected capital expenditures of its landscape nursery business and fund development of its real estate assets. Over the intermediate and long term, selective mortgage placements or additional bank credit facilities may also be required to fund capital projects.

FORWARD-LOOKING INFORMATION

    The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the improvements and expansion of Imperial's farm operations and the ability of Imperial's farm operations to achieve break-even results in fiscal 2001, construction of additional facilities in the real estate business, obtaining a successor credit agreement to its current credit agreement and approval of proposed residential subdivisions. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

    For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $7.3 million of variable rate debt outstanding at December 2, 2000. Griffin's variable rate debt was repaid in January 2001 from the proceeds received from the sale of Imperial's SSCs.

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

    Griffin does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in operations. Griffin does have investments in companies based in the United Kingdom, and changes in foreign currency exchange rates could affect the results of equity investments in Griffin's statement of operations, and the ultimate liquidation of those investments and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE FISCAL YEARS ENDED,
                                                              --------------------------------
                                                                         NOV. 27,    NOV. 28,
                                                              DEC. 2,      1999        1998
                                                                2000     (NOTE 13)   (NOTE 13)
                                                              --------   ---------   ---------
Net sales and other revenue.................................  $71,739     $62,944     $51,231
Costs and expenses:
Cost of goods sold..........................................   49,774      43,321      36,218
Selling, general and administrative expenses................   18,153      16,493      14,939
                                                              -------     -------     -------
Operating profit............................................    3,812       3,130          74
Interest expense............................................    1,141         626         185
Interest income.............................................       43          81         298
                                                              -------     -------     -------
Income before income tax provision..........................    2,714       2,585         187
Income tax provision........................................    1,044         962         101
                                                              -------     -------     -------
Income before equity investments............................    1,670       1,623          86
                                                              -------     -------     -------
(Loss) income from equity investments:
  Investment in Centaur Communications, Ltd.................      (36)        565         902
  Investment in Linguaphone Group plc.......................       --         (12)     (1,053)
                                                              -------     -------     -------
(Loss) income from equity investments.......................      (36)        553        (151)
                                                              -------     -------     -------
Net income (loss)...........................................  $ 1,634     $ 2,176     $   (65)
                                                              =======     =======     =======
Basic net income (loss) per common share....................  $  0.34     $  0.45     $ (0.01)
                                                              =======     =======     =======
Diluted net income (loss) per common share..................  $  0.33     $  0.42     $ (0.03)
                                                              =======     =======     =======

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                           CONSOLIDATED BALANCE SHEET

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         NOV. 27,
                                                              DEC. 2,      1999
                                                                2000     (NOTE 13)
                                                              --------   ---------
                                      ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................  $  1,126   $  2,003
Accounts receivable, less allowance of $580 and $564........     5,920      5,966
Inventories.................................................    31,869     29,196
Deferred income taxes.......................................     2,967      2,566
Other current assets........................................     3,346      2,338
                                                              --------   --------
TOTAL CURRENT ASSETS........................................    45,228     42,069

Real estate held for sale or lease, net.....................    41,221     33,766
Property and equipment, net.................................    17,069     14,359
Investment in Centaur Communications, Ltd...................    16,682     16,532
Other assets................................................     6,456      6,159
                                                              --------   --------
TOTAL ASSETS................................................  $126,656   $112,885
                                                              ========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities....................  $  8,341   $  5,412
Long-term debt due within one year..........................     7,694        320
                                                              --------   --------
TOTAL CURRENT LIABILITIES...................................    16,035      5,732
Long-term debt..............................................     9,008      8,860
Deferred income taxes.......................................     2,729      1,401
Other noncurrent liabilities................................     3,794      3,622
                                                              --------   --------
TOTAL LIABILITIES...........................................    31,566     19,615
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (NOTE 12)

Common stock, par value $0.01 per share, authorized
  10,000,000 shares,
  issued and outstanding 4,862,704 shares...................        49         49
Additional paid in capital..................................    93,584     93,584
Retained earnings (deficit).................................     1,271       (363)
Accumulated other comprehensive income......................       186         --
                                                              --------   --------
TOTAL STOCKHOLDERS' EQUITY..................................    95,090     93,270
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $126,656   $112,885
                                                              ========   ========

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                            RETAINED     ACCUMULATED
                                        SHARES OF              ADDITIONAL   EARNINGS        OTHER
                                         COMMON      COMMON     PAID-IN     (DEFICIT)   COMPREHENSIVE     TOTAL
                                          STOCK      STOCK      CAPITAL     (NOTE 13)      INCOME       (NOTE 13)
                                        ---------   --------   ----------   ---------   -------------   ---------
Balance at November 27, 1997..........  4,743,590     $47        $92,950     $(2,474)        $ --        $90,523

Exercise of stock options, including
  $451 income tax benefit.............     99,114       1            541          --           --            542

Net loss..............................         --      --             --         (65)          --            (65)
                                        ---------     ---        -------     -------         ----        -------

Balance at November 28, 1998..........  4,842,704      48         93,491      (2,539)          --         91,000

Exercise of stock options, including
  $85 income tax benefit..............     20,000       1             93          --           --             94

Net income............................         --      --             --       2,176           --          2,176
                                        ---------     ---        -------     -------         ----        -------

Balance at November 27, 1999..........  4,862,704      49         93,584        (363)          --         93,270

Other comprehensive income............         --      --             --          --          186            186

Net income............................         --      --             --       1,634           --          1,634
                                        ---------     ---        -------     -------         ----        -------

Balance at December 2, 2000...........  4,862,704     $49        $93,584     $ 1,271         $186        $95,090
                                        =========     ===        =======     =======         ====        =======

                See Notes to Consolidated Financial Statements.

                         GRIFFIN LAND & NURSERIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                FOR THE FISCAL YEARS ENDED,
                                                              --------------------------------
                                                                         NOV. 27,    NOV. 28,
                                                              DEC. 2,      1999        1998
                                                                2000     (NOTE 13)   (NOTE 13)
                                                              --------   ---------   ---------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $  1,634    $ 2,176     $   (65)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     2,533      2,204       2,004
  Loss (income) from equity investments.....................        36       (553)        151
  Deferred income taxes.....................................       927        895         186
Changes in assets and liabilities which increased
  (decreased) cash:
  Accounts receivable.......................................        30     (1,386)       (147)
  Inventories...............................................    (2,673)    (2,450)     (1,403)
  Income tax refund received................................        --        926          --
  Other current assets......................................    (1,008)      (639)       (518)
  Accounts payable and accrued liabilities..................     2,929       (174)        606
  Other, net................................................       667        (69)       (227)
                                                              --------    -------     -------
Net cash provided by operating activities...................     5,075        930         587
                                                              --------    -------     -------
INVESTING ACTIVITIES:
Additions to real estate held for sale or lease.............    (9,108)    (3,416)     (6,182)
Additions to property and equipment.........................    (3,715)    (2,822)     (1,164)
Additional investment in Centaur Communications, Ltd........        --         --      (2,968)
Other, net..................................................        --       (377)        500
                                                              --------    -------     -------
Net cash used in investing activities.......................   (12,823)    (6,615)     (9,814)
                                                              --------    -------     -------
FINANCING ACTIVITIES:
Increase in debt............................................     7,300      8,173          --
Payments of debt............................................      (429)    (2,220)       (324)
Other, net..................................................        --       (324)         91
                                                              --------    -------     -------
Net cash provided by (used in) financing activities.........     6,871      5,629        (233)
                                                              --------    -------     -------
Net decrease in cash and cash equivalents...................      (877)       (56)     (9,460)
Cash and cash equivalents at beginning of year..............     2,003      2,059      11,519
                                                              --------    -------     -------
Cash and cash equivalents at end of year....................  $  1,126    $ 2,003     $ 2,059
                                                              ========    =======     =======

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

    Griffin accounts for its investments in Centaur Communications, Ltd. ("Centaur") and real estate joint ventures under the equity method. Results of real estate joint ventures are included in operating profit. As a result of the recapitalization of Linguaphone Group plc ("Linguaphone") in fiscal 1999, Griffin's common equity ownership was reduced and Griffin now accounts for its investment in Linguaphone under the cost method of accounting for investments.

    The consolidated financial statements of Griffin for fiscal 1999 and 1998 have been restated to adjust the amounts previously reported as income from equity investment (see Note 13).

    BUSINESS SEGMENTS

    Griffin is engaged in the landscape nursery and real estate businesses. Imperial, Griffin's subsidiary in the landscape nursery segment, is engaged in growing plants which are sold principally to garden centers, wholesalers and merchandisers, and operating sales and service centers which sell principally to landscapers. On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (see Note 2). Imperial will continue in the landscape nursery business with its growing operations in Connecticut and northern Florida.

    Griffin's real estate segment, Griffin Land, builds and manages commercial and industrial properties and develops residential subdivisions on its land in Connecticut and Massachusetts.

    FISCAL YEAR

    Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal 2000 ended December 2, 2000 and contained 53 weeks. Fiscal years 1999 and 1998 each contained 52 weeks and ended November 27, 1999 and November 28, 1998, respectively. The effect of an additional week in fiscal 2000 as compared to fiscal 1999 and 1998 was not material to Griffin's results of operations or cash flows.

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

    REAL ESTATE HELD FOR SALE OR LEASE

    Real estate held for sale or lease is carried at cost. Interest is capitalized during the construction period of major facilities. The capitalized interest is recorded as part of the asset to which it relates

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and is amortized over the asset's useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Repair and maintenance costs are expensed as incurred.

    REVENUE AND GAIN RECOGNITION

    In the landscape nursery business, sales and the related cost of sales are recognized upon shipment of products. Sales returns are not material. In the accompanying financial statements, amounts billed to customers for shipping and handling and the related costs are included in selling, general and administrative expenses. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which Griffin will adopt in fiscal 2001, all amounts billed to customers will be included in net sales and the costs of shipping and handling will be included in cost of sales. Had Griffin adopted SAB No. 101 in fiscal 2000, net sales would have increased by $2,635, cost of sales would have increased by $2,415 and selling, general and administrative expense would have increased by $220. There is no effect on operating profit or net income.

    In the real estate business, gains on real estate sales are recognized in accordance with SFAS No. 66, "Accounting for Sales of Real Estate", based on the specific terms of the sale.

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

    EARNINGS PER SHARE

    Basic net income per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted net income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

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

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.  SUBSEQUENT EVENT

    On January 26, 2001, Imperial completed the sale of all of the assets of its seven wholesale sales and service centers (the "SSCs") to Shemin
Nurseries, Inc. ("Shemin"). Shemin also assumed certain liabilities related to the SSCs. The SSCs sell a wide variety of plant material and horticultural tools and products to the landscape trade, and are located in Windsor, Connecticut; Aston and Pittsburgh, Pennsylvania; Columbus and Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia. A portion of the products sold by the SSCs are grown by Imperial's farming operations. The agreement to sell the SSCs includes a three year supply agreement pursuant to which Shemin is obligated to purchase Imperial grown product for the SSCs. The SSCs have been the principal contributor to the operating profit of Imperial over the past three fiscal years.

    The consideration received by Imperial on the sale of the SSCs included cash of approximately $18.7 million after estimated expenses, subject to adjustment based on actual working capital at the time of closing. Cash of $11.2 million from the sale was used to repay all of the amounts outstanding under Griffin's Revolving Credit Agreement. The remaining cash will be held for general corporate purposes. In addition to the cash payment, Imperial received 20,570 shares of common stock (representing approximately 13.8% of the outstanding common stock) of Shemin Acquisition Corporation ("Acquisition"), the parent company of Shemin. Imperial will account for its investment in Acquisition under the cost method of accounting for investments. The after tax gain on the sale of the SSCs is estimated to be approximately $6.0 million and will be reported in Griffin's 2001 first quarter. Imperial will continue in the landscape nursery business with its container growing operations in Connecticut and northern Florida.

    The following unaudited Pro Forma Condensed Consolidated Statement of Operations for the fiscal year ended December 2, 2000 includes pro forma adjustments to reflect the sale of the SSCs as if it had taken place at the beginning of the fiscal year. Such adjustments include the elimination of sales, cost of sales and direct operating expenses of the SSCs, the elimination of salaries and benefits of employees terminated as a result of the sale of the SSCs, the inclusion of sales from Imperial's growing operations to the SSCs acquired by Shemin, the effect of the net cash proceeds on Griffin's interest expense and interest income, and adjustment to Griffin's income tax provision. The following unaudited Pro Forma Condensed Consolidated Balance Sheet includes pro forma adjustments to reflect the sale of the SSCs as if it had taken place on the balance sheet date. Such adjustments include the elimination of the assets that were sold and the liabilities that were assumed by Shemin, the repayment of debt under Griffin's Revolving Credit Agreement, an increase in cash from the remaining proceeds from the sale after the debt repayment and Griffin's investment in Acquisition.

    In the opinion of management, all adjustments necessary to fairly present this pro forma information have been made. The pro forma information does not purport to be indicative of the results that would have been reported had this transaction actually occurred on the dates specified, nor is it indicative of Griffin's future results.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.  SUBSEQUENT EVENT (CONTINUED)
      PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                            FISCAL YEAR
                                                               ENDED
                                                              DEC. 2,
                                                               2000
                                                            -----------
Net sales and other revenue...............................    $26,206
Costs and expenses:
Cost of goods sold........................................     19,165
Selling, general and administrative expenses..............      8,818
                                                              -------
Operating loss............................................     (1,777)
Interest expense, net.....................................        175
                                                              -------
Loss before income tax benefit............................     (1,952)
Income tax benefit........................................       (766)
                                                              -------
Loss before equity investment.............................     (1,186)
Loss from equity investment...............................        (36)
                                                              -------
Net loss..................................................    $(1,222)
                                                              =======
Basic net loss per share..................................    $ (0.25)
                                                              =======
Diluted net loss per share................................    $ (0.26)
                                                              =======

           PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                            DEC. 2,
                                                              2000
                                                            --------
Cash and cash equivalents.................................  $ 14,115
Inventories...............................................    27,219
Other current assets......................................     6,493
                                                            --------
Total current assets......................................    47,827
Real estate held for sale or lease, net...................    41,221
Investment in Centaur Communications, Ltd.................    16,682
Property and equipment, net...............................     9,482
Other assets..............................................    10,764
                                                            --------
Total assets..............................................  $125,976
                                                            ========
Current liabilities.......................................  $ 10,314
Long-term debt............................................     8,798
Other noncurrent liabilities..............................     6,185
                                                            --------
Total liabilities.........................................    25,297
Commitments and contingencies.............................        --
Stockholders' equity......................................   100,679
                                                            --------
Total liabilities and stockholders' equity................  $125,976
                                                            ========

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.  INDUSTRY SEGMENT INFORMATION

    Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

                                                                FOR THE FISCAL YEARS ENDED,
                                                              --------------------------------
                                                              DEC. 2,    NOV. 27,    NOV. 28,
                                                                2000       1999        1998
                                                              --------   ---------   ---------
NET SALES AND OTHER REVENUE
Landscape nursery...........................................  $ 65,928   $ 57,570    $ 48,180
Real estate.................................................     5,811      5,374       3,051
                                                              --------   --------    --------
                                                              $ 71,739   $ 62,944    $ 51,231
                                                              ========   ========    ========
OPERATING PROFIT (LOSS)
Landscape nursery...........................................  $  5,303   $  3,938    $  2,277
Real estate.................................................       151        798        (320)
                                                              --------   --------    --------
Industry segment totals.....................................     5,454      4,736       1,957
General corporate expense...................................     1,642      1,606       1,883
Interest expense (income), net..............................     1,098        545        (113)
                                                              --------   --------    --------
Income before income tax provision..........................  $  2,714   $  2,585    $    187
                                                              ========   ========    ========
IDENTIFIABLE ASSETS
Landscape nursery...........................................  $ 56,336   $ 52,564    $ 46,881
Real estate.................................................    46,814     38,248      35,480
                                                              --------   --------    --------
Industry segment totals.....................................   103,150     90,812      82,361
General corporate...........................................    23,506     22,073      22,369
                                                              --------   --------    --------
                                                              $126,656   $112,885    $104,730
                                                              ========   ========    ========

                                                                                             DEPRECIATION AND
                                                        CAPITAL EXPENDITURES                   AMORTIZATION
                                                  --------------------------------   --------------------------------
                                                    FOR THE FISCAL YEARS ENDED,        FOR THE FISCAL YEARS ENDED,
                                                  --------------------------------   --------------------------------
                                                  DEC, 2,    NOV. 27,    NOV. 28,    DEC. 2,    NOV. 27,    NOV. 28,
                                                    2000       1999        1998        2000       1999        1998
                                                  --------   ---------   ---------   --------   ---------   ---------
Landscape nursery..............................   $ 3,618     $2,795      $1,144      $1,463     $1,268      $1,212
Real estate....................................     9,205      3,443       6,188       1,056        920         775
                                                  -------     ------      ------      ------     ------      ------
Industry segment totals........................    12,823      6,238       7,332       2,519      2,188       1,987
General corporate..............................        --         --          14          14         16          17
                                                  -------     ------      ------      ------     ------      ------
                                                  $12,823     $6,238      $7,346      $2,533     $2,204      $2,004
                                                  =======     ======      ======      ======     ======      ======

    See Note 2 regarding the sale of the SSCs and Note 9 for information on Griffin's equity investment in Centaur.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  INCOME TAXES

    Griffin's income tax provisions and deferred tax assets and liabilities in the accompanying financial statements have been calculated in accordance with SFAS No. 109 "Accounting for Income Taxes". The income tax provision for fiscal 2000, fiscal 1999 and fiscal 1998 are summarized as follows:

                                                        FOR THE FISCAL YEARS ENDED,
                                                      --------------------------------
                                                      DEC. 2,    NOV. 27,    NOV. 28,
                                                        2000       1999        1998
                                                      --------   ---------   ---------
Current federal.....................................   $    8      $ 76        $(246)
Current state and local.............................      110        76          170
Deferred, principally federal.......................      926       810          177
                                                       ------      ----        -----
Total income tax provision..........................   $1,044      $962        $ 101
                                                       ======      ====        =====

    The reasons for the difference between the United States statutory income tax rate and the effective rates are shown in the following table:

                                                        FOR THE FISCAL YEARS ENDED,
                                                      --------------------------------
                                                      DEC. 2,    NOV. 27,    NOV. 28,
                                                        2000       1999        1998
                                                      --------   ---------   ---------
Tax provision at statutory rates....................   $  923      $879        $ 64
State and local taxes...............................      187       141         111
Other...............................................      (66)      (58)        (74)
                                                       ------      ----        ----
Total income tax provision..........................   $1,044      $962        $101
                                                       ======      ====        ====

    The significant components of Griffin's deferred tax asset and liability are as follows:

                                                              DEC. 2,    NOV. 27,
                                                                2000       1999
                                                              --------   ---------
Inventory...................................................   $1,398     $1,905
NOL carryover...............................................      876         --
Other.......................................................      693        661
                                                               ------     ------
Deferred tax asset..........................................   $2,967     $2,566
                                                               ======     ======

                                                              DEC. 2,    NOV. 27,
                                                                2000       1999
                                                              --------   ---------
Depreciation................................................   $2,361     $2,332
NOL carryover...............................................       --     (1,286)
Other.......................................................      368        355
                                                               ------     ------
Deferred tax liability......................................   $2,729     $1,401
                                                               ======     ======

    As of December 2, 2000, Griffin has available for income tax purposes approximately $1.5 million in federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards begin to expire in fiscal year 2012 but are classified as current because they are expected to be utilized in fiscal 2001 as a result of the sale of the SSCs by Imperial (see Note 2).

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  INCOME TAXES (CONTINUED)
    In 1997, Griffin entered into a Tax Sharing Agreement with its parent company at that time, Culbro Corporation ("Culbro"), which provided, among other things, for the allocation between Culbro and Griffin of federal, state, local and foreign tax liabilities for all periods that Griffin was a wholly-owned subsidiary of Culbro. With respect to the consolidated tax returns filed by Culbro, the Tax Sharing Agreement provides that Griffin will be liable for any amounts that it would have been required to pay with respect to any deficiencies assessed through the date that the common stock of Griffin was distributed to Culbro shareholders, generally as if Griffin had filed separate tax returns.

5.  LONG-TERM DEBT

    Long-term debt includes:

                                                              DEC. 2,    NOV. 27,
                                                                2000       1999
                                                              --------   ---------
Mortgages...................................................   $8,590     $8,704
Griffin Credit Agreement....................................    7,300         --
Capital leases..............................................      812        476
                                                               ------     ------
Total.......................................................   16,702      9,180
Less: due within one year...................................    7,694        320
                                                               ------     ------
Total long-term debt........................................   $9,008     $8,860
                                                               ======     ======

    The amount outstanding under the Griffin Land & Nurseries, Inc. Credit Agreement (the "Griffin Credit Agreement") is classified as due within one year because the Griffin Credit Agreement terminates on May 31, 2001.

    The annual principal payment requirements under the terms of the mortgages for the years 2001 through 2005 are $123, $136, $149, $162 and $180, respectively. The book value of buildings under mortgage was $8.0 million at December 2, 2000.

    On August 3, 1999 Griffin entered into the Griffin Credit Agreement to replace the $10 million Imperial Credit Agreement. The Griffin Credit Agreement is an unsecured facility that provides financing up to $20 million. Borrowings under the Griffin Credit Agreement may be, at Griffin's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at the lender's prime rate plus 1/4% per annum. Borrowings of one month and longer bear interest at the London Interbank Offered Rate ("LIBOR") plus
1 3/4% per annum. There are no compensating balance agreements, and Griffin pays a commitment fee of 1/4 of 1% per annum on unused borrowing capacity. Borrowings under the Griffin Credit Agreement are being used principally to finance working capital requirements at Griffin's landscape nursery and real estate businesses. The Griffin Credit Agreement includes financial covenants with respect to Griffin's debt service coverage (as defined), net worth, operating profit and capital expenditures.

    On June 24, 1999, Griffin entered into a nonrecourse mortgage of $8.2 million on several of its buildings in the New England Tradeport. The mortgage has an interest rate of 8.54% and a ten year term, with payments based on a thirty year amortization schedule. Proceeds were used to reduce amounts then outstanding under the Imperial Nurseries, Inc. Credit Agreement (the "Imperial Credit

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  LONG-TERM DEBT (CONTINUED)
Agreement") and to repay an existing mortgage on certain of those buildings. The existing mortgage had a balance of $1.9 million at the time of repayment and an interest rate of 8.63%.

    On October 25, 2000, Griffin received a commitment from a lender for a nonrecourse mortgage of up to $6.4 million on a building currently under construction by Griffin Land. The mortgage will bear interest at 8.125% and will have a term of fifteen years with payments based on a twenty year amortization period. Closing on this mortgage is dependant upon completion of the building, as defined in the commitment. Griffin expects to close on this mortgage in the 2001 second quarter.

    Management believes that the amounts reflected on the balance sheet for its mortgages reflect their current market values based on market interest rates for comparable risks, maturities and collateral.

    Future minimum lease payments under capital leases for transportation equipment and the present value of such payments as of December 2, 2000 were:

2001........................................................    $325
2002........................................................     266
2003........................................................     197
2004........................................................     120
2005........................................................      32
                                                                ----
Total minimum lease payments................................     940
Less: amounts representing interest.........................     128
                                                                ----
Present value of minimum lease payments (a).................    $812
                                                                ====

------------------------

(a) Includes current portion of $271 at December 2, 2000.

    At December 2, 2000 and November 27, 1999, machinery and equipment included capital leases amounting to $812 and $476, respectively, which is net of accumulated amortization of $2,110 and $1,797, respectively, at December 2, 2000 and November 27, 1999. Amortization expense relating to capital leases in fiscal 2000, fiscal 1999 and fiscal 1998 was $295, $250, and $228, respectively.

6.  RETIREMENT BENEFITS

    SAVINGS PLAN

    Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2000, fiscal 1999 and fiscal 1998 were $251, $236 and $230, respectively.

    DEFERRED COMPENSATION PLAN

    In fiscal 1999, Griffin adopted a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Contributions to the Deferred Compensation Plan

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  RETIREMENT BENEFITS (CONTINUED)
started in fiscal 2000. At December 2, 2000 Griffin's liability under the Deferred Compensation Plan was $102. The related expense was $19 in fiscal 2000. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets.

    POSTRETIREMENT BENEFITS

    Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its employees. The liability for postretirement benefits is included in other noncurrent liabilities on the consolidated balance sheet. Because Griffin's obligation for retiree medical benefits is fixed, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. The components of Griffin's postretirement benefits expense is as follows:

                                                         FOR THE FISCAL YEARS ENDED,
                                                       --------------------------------
                                                       DEC. 2,    NOV. 27,    NOV. 28,
                                                         2000       1999        1998
                                                       --------   ---------   ---------
Service cost-benefits earned during the year.........    $21         $23         $18
Interest on accumulated postretirement benefit
  obligation.........................................     29          28          22
                                                         ---         ---         ---
Total expense........................................    $50         $51         $40
                                                         ===         ===         ===

    Griffin's liability for postretirement benefits, as determined by the Plan's actuaries, is shown below. None of these liabilities were funded at December 2, 2000 and November 27, 1999.

                                                              DEC. 2,    NOV. 27,
                                                                2000       1999
                                                              --------   ---------
Retirees....................................................    $ --       $ --
Fully eligible active participants..........................     104        105
Other active participants...................................     317        288
Unrecognized net gain from experience differences and
  assumption changes........................................       4        (28)
                                                                ----       ----
Liability for postretirement benefits.......................    $425       $365
                                                                ====       ====

    Discount rates of 7.75% and 8.00% were used to compute the accumulated postretirement benefit obligations at December 2, 2000 and November 27, 1999, respectively.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  STOCKHOLDERS' EQUITY

    PER SHARE RESULTS

    Basic and diluted per share results were based on the information below:

                                                    FOR THE FISCAL YEARS ENDED,
                                                  --------------------------------
                                                             NOV. 27,    NOV. 28,
                                                  DEC. 2,      1999        1998
                                                    2000     (NOTE 13)   (NOTE 13)
                                                  --------   ---------   ---------
Net income (loss) as reported for computation of
  basic per share results.......................   $1,634     $2,176       $ (65)
Adjustment to net income (loss) for assumed
  exercise of options of equity investee
  (Centaur).....................................      (31)      (104)        (91)
                                                   ------     ------       -----
Adjusted net income (loss) for computation of
  diluted per share results.....................   $1,603     $2,072       $(156)
                                                   ======     ======       =====

                                                 FOR THE FISCAL YEARS ENDED,
                                              ---------------------------------
                                               DEC. 2,    NOV. 27,    NOV. 28,
                                                2000        1999        1998
                                              ---------   ---------   ---------
Weighted average shares outstanding for
  computation of basic per share results....  4,863,000   4,847,000   4,776,000
Incremental shares from assumed exercise of
  Griffin stock options.....................     67,000      77,000          --
                                              ---------   ---------   ---------
Adjusted weighted average shares for
  computation of diluted per share
  results...................................  4,930,000   4,924,000   4,776,000
                                              =========   =========   =========

    GRIFFIN STOCK OPTION PLAN

    The Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"), adopted in 1997 and subsequently amended in 1999, makes available a total of 1,000,000 options to purchase shares of Griffin common stock. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options issued at market value on the date approved by the board of directors of Griffin. None of the options outstanding at December 2, 2000 may be exercised as stock appreciation rights.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  STOCKHOLDERS' EQUITY (CONTINUED)
    The Griffin Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Griffin. A summary of the activity under the Griffin Stock Option Plan is as follows:

                                                       NUMBER OF   WEIGHTED AVG.
                                                        SHARES     EXERCISE PRICE
                                                       ---------   --------------
Outstanding at November 29, 1997.....................   484,721        $ 8.86
Options granted by Griffin in 1998...................     4,000         17.00
Exercised in 1998....................................   (99,114)         0.92
Cancelled in 1998....................................   (20,000)        14.68
                                                        -------        ------
Outstanding at November 28, 1998.....................   369,607         10.66
Options granted by Griffin in 1999...................   252,100         13.25
Exercised in 1999....................................   (20,000)         0.92
                                                        -------        ------
Outstanding at November 27, 1999.....................   601,707         12.16
Options granted by Griffin in 2000...................    27,000         11.34
Cancelled in 2000....................................      (900)        13.25
                                                        -------        ------
Outstanding at December 2, 2000......................   627,807        $12.12
                                                        =======        ======
Number of option holders at December 2, 2000.........        37
                                                        =======

                                                                         WEIGHTED AVG.
                                                                           REMAINING
                                      OUTSTANDING AT   WEIGHTED AVG.    CONTRACTUAL LIFE
RANGE OF EXERCISE PRICES               DEC. 2, 2000    EXERCISE PRICE      (IN YEARS)
------------------------              --------------   --------------   ----------------
Under $3.00.........................        34,435        $  1.75              3.4
$3.00-$9.00.........................       100,172           7.52              5.2
Over $9.00..........................       493,200          13.78              7.5
                                       -----------
                                           627,807
                                       ===========

    Of the options issued in fiscal 2000, 20,000 options vest in equal installments on the third, fourth and fifth anniversaries from the date of grant, 4,000 options vest on the second anniversary from the date of grant and 3,000 vested immediately. Of the options granted by Griffin in fiscal 1999, 248,100 options vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 4,000 options vest on the second anniversary from the date of grant. The 4,000 options issued in fiscal 1998 vest on the second anniversary from the date of grant. At December 2, 2000, 215,937 options outstanding under the Griffin Stock Option Plan were vested with a weighted average price of $9.28 per share.

    On December 19, 2000, Griffin's Board of Directors authorized the issuance of an additional 40,300 options under the Griffin Stock Option Plan. These options vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. As a result of the sale of the SSCs in January 2001, 9,100 stock options that were outstanding at December 2, 2000 were cancelled.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  STOCKHOLDERS' EQUITY (CONTINUED)
    STOCK-BASED COMPENSATION

    Griffin accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and has adopted the disclosure provisions of SFAS No. 123 which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation. Griffin's results would have been the following pro forma amounts under the method prescribed by SFAS No. 123.

                                                         FOR THE FISCAL YEARS ENDED,
                                                       --------------------------------
                                                                  NOV. 27,    NOV. 28,
                                                       DEC. 2,      1999        1998
                                                         2000     (NOTE 13)   (NOTE 13)
                                                       --------   ---------   ---------
Net income (loss) as reported........................   $1,634     $2,176      $  (65)
Net income (loss), pro forma (under SFAS No. 123)....    1,246     $1,831      $ (245)

Basic net income (loss) per common share, as
  reported...........................................   $ 0.34     $ 0.45      $(0.01)
Basic net income (loss) per common share, pro forma
  (under SFAS No. 123)...............................   $ 0.26     $ 0.38      $(0.05)

Diluted net income (loss) per common share, as
  reported...........................................   $ 0.33     $ 0.42      $(0.03)
Diluted net income (loss) per common share, pro forma
  (under SFAS No. 123)...............................   $ 0.25     $ 0.35      $(0.07)

    The weighted average fair value of each option granted during fiscal 2000, fiscal 1999 and fiscal 1998, were $5.20, $5.17 and $6.10, respectively, estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model to calculate the fair value of each option; expected volatility of approximately 35% in all years; risk free interest rates in fiscal 2000, fiscal 1999 and fiscal 1998 of 5.15%, 4.91% and 5.45%, respectively; expected option term of 5 years and no dividend yield for all options issued.

8.  OPERATING LEASES

    Future minimum rental payments for the next five years under noncancelable leases as of December 2, 2000 were:

2001........................................................    $286
2002........................................................     215
2003........................................................     116
2004........................................................      14
2005........................................................      --
                                                                ----
Total minimum lease payments................................    $631
                                                                ====

    Total rental expense for all operating leases in fiscal 2000, fiscal 1999 and fiscal 1998 was $408, $518 and $484, respectively. As a result of the sale of the SSCs in January 2001, the future minimum rental payments under noncancelable leases was reduced by $436.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8.  OPERATING LEASES (CONTINUED)
    As lessor, Griffin Land's real estate activities include the leasing of office and industrial space in Connecticut. Future minimum rentals to be received under noncancelable leases as of December 2, 2000 were:

2001........................................................  $ 5,438
2002........................................................    5,955
2003........................................................    5,751
2004........................................................    5,000
2005........................................................    3,918
Later years.................................................   15,713
                                                              -------
Total minimum rental revenue................................  $41,775
                                                              =======

    Total rental revenue from all leases in fiscal 2000, fiscal 1999 and fiscal 1998 and was $3,629, $3,247 and $2,287, respectively.

9.  EQUITY INVESTMENTS

    INVESTMENT IN CENTAUR

    On August 4, 1998, Griffin purchased 500,000 shares of Centaur common stock from another stockholder of Centaur for approximately $2.9 million. Griffin's purchase was in connection with transactions whereby the stockholder who sold the Centaur common stock to Griffin also sold its remaining Centaur common stock to a third party, and Centaur purchased approximately 4.8 million shares of its common stock from certain of its other stockholders at the same per share price paid by Griffin. As a result of these transactions, Griffin now holds approximately 5.4 million shares of the 15.2 million shares of Centaur common stock outstanding after these transactions, or approximately 35%.

    Substantially all of Griffin's investment in Centaur represents the excess of the cost of Griffin's investment over the book value of its equity in Centaur (representing the value of publishing rights and goodwill) and is being amortized on a straight-line basis over 30 to 40 years, which commenced in 1985.

    Centaur reports on a June 30 fiscal year. The unaudited summarized financial data presented below was derived from Centaur's audited consolidated financial statements which are prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity income reflects adjustments necessary to present Centaur's results in accordance with generally accepted accounting principles in the United States of America. Griffin's equity results from Centaur in fiscal 2000 reflected Centaur's results for the ten months through September 2000. Equity results from Centaur in prior fiscal years reflected Centaur's results for the twelve months ended in November of

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  EQUITY INVESTMENTS (CONTINUED)
those years. The results in fiscal 2000 reflect a change by Griffin to report Centaur's results on Centaur's quarterly reporting schedule.

                                                                   TWELVE MONTHS
                                                      TEN             ENDED,
                                                    MONTHS     ---------------------
                                                     ENDED     NOV. 27,    NOV. 28,
                                                   SEPT. 30,     1999        1998
                                                     2000      (NOTE 13)   (NOTE 13)
                                                   ---------   ---------   ---------
Net sales........................................   $89,120     $95,911     $72,315
Costs and expenses...............................    85,087      87,925      63,068
                                                    -------     -------     -------
Operating profit.................................     4,033       7,986       9,247
Nonoperating expense, principally interest.......     1,885       2,638       1,322
                                                    -------     -------     -------
Pretax income....................................     2,148       5,348       7,925
Income taxes.....................................     1,077       2,141       3,322
                                                    -------     -------     -------
Net income.......................................   $ 1,071     $ 3,207     $ 4,603
                                                    =======     =======     =======

                                                                        NOV. 27,
                                                            SEPT. 30,     1999
                                                              2000      (NOTE 13)
                                                            ---------   ---------
Current assets............................................   $30,980     $35,957
Intangible assets.........................................    20,994      25,002
Other noncurrent assets...................................    10,845      11,018
                                                             -------     -------
Total assets..............................................   $62,819     $71,977
                                                             =======     =======
Current liabilities.......................................   $30,108     $31,273
Debt......................................................    33,320      42,859
Noncurrent liabilities....................................     3,419       3,530
                                                             -------     -------
Total liabilities.........................................    66,847      77,662
Accumulated deficit.......................................    (4,028)     (5,685)
                                                             -------     -------
Total liabilities and accumulated deficit.................   $62,819     $71,977
                                                             =======     =======

    REAL ESTATE JOINT VENTURES

    Included in other assets at December 2, 2000 and November 27, 1999, is $3,285 and $3,110, respectively, for Griffin's 30% interest in a real estate joint venture that owns commercial properties in Connecticut. Results of this investment are included in operating profit.

10.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

    RELATED PARTY TRANSACTIONS

    Prior to the July 3, 1997 distribution of the common stock of Griffin to Culbro shareholders (the "Distribution"), Griffin was a wholly-owned subsidiary of Culbro. Prior to the Distribution, Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), as lessee, entered into a lease for certain

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (CONTINUED) agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). At the time the Agricultural Lease was consummated, both Griffin and General Cigar were wholly-owned subsidiaries of Culbro. The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. The rent payable by General Cigar under the Agricultural Lease is approximately equal to the aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased. In fiscal 2000, fiscal 1999 and fiscal 1998, General Cigar made rental payments of $148, $108 and $80, respectively, to Griffin with respect to the Agricultural Lease.

    Also prior to the Distribution in 1997, Griffin entered into a Services Agreement (the "Services Agreement") with Culbro. Pursuant to the Services Agreement, Culbro, and its successor General Cigar Holdings, Inc. ("GC Holdings"), provided Griffin, for a period of one year after the Distribution, with certain administrative services, including internal audit, tax preparation, legal and transportation services. The Services Agreement was terminated with respect to all services provided by GC Holdings as of July 1998, except for certain transportation services, with respect to which the Services Agreement was amended and extended through November 2000. In fiscal 2000, fiscal 1999 and fiscal 1998, Griffin paid $141, $150 and $400, respectively, to GC Holdings under the Services Agreement. As of December 2, 2000 and November 27, 1999 amounts due GC Holdings from Griffin with respect to the Services Agreement were $119 and $171, respectively.

    In 1997 subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional annual periods thereafter. Under the Commercial Lease, General Cigar made rental payments to Griffin in fiscal 2000, fiscal 1999 and fiscal 1998 of $511, $464 and $437, respectively. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease is at market rates.

    COMPREHENSIVE INCOME

    The statement of stockholders' equity for the year ended December 2, 2000 includes other comprehensive income of $186, net of related taxes, relating to the effect of a translation adjustment on Griffin's equity investment in Centaur. There was no other comprehensive income prior to fiscal 2000.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (CONTINUED)
    INVENTORIES

    Inventories consist of:

                                                            DEC. 2,    NOV. 27,
                                                              2000       1999
                                                            --------   ---------
Nursery stock.............................................  $29,488     $26,728
Finished goods............................................    1,574       1,481
Materials and supplies....................................      807         987
                                                            -------     -------
                                                            $31,869     $29,196
                                                            =======     =======

    PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                            ESTIMATED USEFUL   DEC. 2,    NOV. 27,
                                                 LIVES           2000       1999
                                            ----------------   --------   ---------
Land and improvements.....................                     $  7,904   $  7,402
Buildings.................................  10 to 40 years        5,145      4,198
Machinery and equipment...................  3 to 20 years        16,985     14,560
                                                               --------   --------
                                                                 30,034     26,160
Accumulated depreciation..................                      (12,965)   (11,801)
                                                               --------   --------
                                                               $ 17,069   $ 14,359
                                                               ========   ========

    Total depreciation expense related to property and equipment in fiscal 2000, fiscal 1999 and fiscal 1998 was $1,526, $1,323 and $1,265, respectively.

    REAL ESTATE HELD FOR SALE OR LEASE

    Real estate held for sale or lease consists of:

                                             ESTIMATED USEFUL   DEC. 2,    NOV. 27,
                                                  LIVES           2000       1999
                                             ----------------   --------   ---------
Land.......................................                     $ 4,686     $ 4,723
Land improvements..........................  15 years             3,753       3,461
Buildings..................................  40 years            30,919      23,836
Development costs..........................                      11,081      10,027
                                                                -------     -------
                                                                 50,439      42,047
Accumulated depreciation...................                      (9,218)     (8,281)
                                                                -------     -------
                                                                $41,221     $33,766
                                                                =======     =======

    Griffin capitalized interest in fiscal 2000, fiscal 1999 and fiscal 1998 of $91, $103 and $111, respectively. Total depreciation expense related to real estate held for sale or lease in fiscal 2000, fiscal 1999 and fiscal 1998 was $937, $869 and $739, respectively.

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (CONTINUED)
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of:

                                                              DEC. 2,    NOV. 27,
                                                                2000       1999
                                                              --------   ---------
Trade payables..............................................   $3,463     $2,741
Accrued salaries, wages and other compensation..............    1,672      1,381
Other accrued liabilities...................................    3,206      1,290
                                                               ------     ------
                                                               $8,341     $5,412
                                                               ======     ======

    SUPPLEMENTAL CASH FLOW INFORMATION

    Griffin incurred capital lease obligations in fiscal 2000, fiscal 1999 and fiscal 1998 of $576, $239 and $238, respectively.

    In fiscal 2000 and fiscal 1998, Griffin made income tax payments of $141 and $132, respectively. In fiscal 1999 Griffin received an income tax refund, net of income tax payments, of $654. Interest payments, net of capitalized interest, were $1,086, $626 and $152 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The summarized quarterly financial data for fiscal 1999 and the first quarter of fiscal 2000 presented below have been restated from amounts originally filed in Reports on Form 10-Q as a result of changes to amounts reported as equity income from Centaur. See Note 13.

2000 QUARTERS                           1ST        2ND        3RD        4TH       TOTAL
-------------                         --------   --------   --------   --------   --------
Net sales and other revenue.........   $5,462    $31,877    $16,767    $17,633    $71,739
Gross profit........................    1,799      9,434      5,194      5,538     21,965
Net income (loss)...................   (1,704)     3,217        528       (407)     1,634
Basic net income (loss) per share...    (0.35)      0.66       0.11      (0.08)      0.34
Diluted net income (loss) per
  share.............................    (0.35)      0.65       0.10      (0.08)      0.33

1999 QUARTERS                           1ST        2ND        3RD        4TH       TOTAL
-------------                         --------   --------   --------   --------   --------
Net sales and other revenue.........   $5,165    $27,293    $14,409    $16,077    $62,944
Gross profit........................    1,597      8,316      5,171      4,539     19,623
Net income (loss)...................   (1,548)     2,879        229        616      2,176
Basic net income (loss) per share...    (0.32)      0.59       0.05       0.13       0.45
Diluted net income (loss) per
  share.............................    (0.32)      0.58       0.05       0.11       0.42

12.  COMMITMENTS AND CONTINGENCIES

    Imperial has entered into contract growing agreements with suppliers of field-grown plants. In accordance with these agreements, Imperial agreed to purchase inventory as it becomes available with

                         GRIFFIN LAND & NURSERIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) an aggregate purchase price of approximately $4.0 million over the next three years. As part of the sale of the SSCs by Imperial, these commitments to purchase inventory were assumed by Shemin.

    On October 25, 2000, Griffin received a commitment from a lender for a nonrecourse mortgage of up to $6.4 million on a building currently under construction. The mortgage is expected to close in the 2001 second quarter (see
Note 5).

    Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material to financial position, results of operations or cash flows.

13.  RESTATEMENT

    The consolidated financial statements of Griffin for the fiscal years ended November 27, 1999 and November 28, 1998 have been restated to adjust the amounts reported for equity income from Centaur. The restatement was required to adjust the timing of subscription revenue of Centaur to comply with generally accepted accounting principles in the United States of America. The restated amounts were included in Griffin's Report on Form 10-K/A for the fiscal year ended
November 27, 1999 and in Griffin's Report on Form 10-K/A for the fiscal year ended November 28, 1998. These reports were filed on October 4, 2000. The following summarizes the changes to the originally reported financial statements:

                                                                FOR THE FISCAL YEARS ENDED,
                                                         -----------------------------------------
                                                          NOVEMBER 27, 1999     NOVEMBER 28, 1998
                                                         -------------------   -------------------
                                                            AS         AS         AS         AS
                                                         REPORTED   RESTATED   REPORTED   RESTATED
                                                         --------   --------   --------   --------
Income before equity investments.......................  $  1,623   $  1,623    $  86      $   86
Income (loss) from equity investments..................       853        553       35        (151)
                                                         --------   --------    -----      ------
Net income (loss)......................................  $  2,476   $  2,176    $ 121      $  (65)
                                                         ========   ========    =====      ======
Basic net income (loss) per share......................  $   0.51   $   0.45    $0.03      $(0.01)
                                                         ========   ========    =====      ======
Diluted net income (loss) per share....................  $   0.48   $   0.42    $0.01      $(0.03)
                                                         ========   ========    =====      ======

                                                          NOVEMBER 27, 1999
                                                         -------------------
                                                            AS         AS
                                                         REPORTED   RESTATED
                                                         --------   --------
Total assets...........................................  $113,371   $112,885
                                                         ========   ========
Stockholders' equity...................................  $ 93,756   $ 93,270
                                                         ========   ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Griffin Land & Nurseries, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, after the restatement referred to in Note 13, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries at December 2, 2000 and November 27, 1999, and the results of their operations and their cash flows for the years ended December 2, 2000, November 27, 1999 and November 28, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Griffin Land & Nurseries, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the fiscal 1998 financial statements of Centaur Communications, Ltd., an investment which is carried at equity in the consolidated financial statements (see Notes 9 and 13) and represented approximately 15.2% of consolidated assets. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Centaur Communications, Ltd. included in the consolidated financial statements for the year ended November 28, 1998, is based on the report of the other auditors. We conducted our audits of those consolidated financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    As discussed in Note 9 to the consolidated financial statements, the Company's equity results from Centaur Communications, Ltd. in fiscal 2000 reflect Centaur's results for the ten months ended September 30, 2000.

/s/ PRICEWATERHOUSECOOPERS LLP

February 27, 2001
Hartford, Connecticut

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-30639) of Griffin Land & Nurseries, Inc. of our report dated February 27, 2001 which appears above in this Form 10-K of Griffin Land & Nurseries, Inc. for the fiscal year ended December 2, 2000. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears in Exhibit 23.2 of this Form 10-K of Griffin Land & Nurseries, Inc. for the fiscal year ended December 2, 2000.

/s/ PRICEWATERHOUSECOOPERS LLP

February 27, 2001
Hartford, Connecticut

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

    The following table sets forth the information called for in this Item 10:

NAME                                  AGE                   POSITION
----                                --------   ----------------------------------
Edgar M. Cullman..................     83      Chairman of the Board and Director
Frederick M. Danziger.............     60      President, Chief Executive Officer
                                               and Director
Anthony J. Galici.................     43      Vice President, Chief Financial
                                                 Officer and Secretary
John L. Ernst.....................     60      Director
Winston J. Churchill, Jr..........     60      Director
Thomas C. Israel..................     56      Director
David F. Stein....................     60      Director
Martha Collier....................     44      Senior Vice President of Marketing
                                                 and Leasing of the Griffin Land
                                                 Division
Gregory M. Schaan.................     43      President and Chief Executive
                                               Officer of Imperial
                                                 Nurseries, Inc.

    EDGAR M. CULLMAN has been the Chairman of the Board of Griffin since April 1997. He has been Chairman of the Board of General Cigar Holdings, Inc., since December 1996. From 1962 to 1996 he served as Chief Executive Officer of Culbro. Mr. Cullman served as a Director of Culbro from 1961 until 1997 and was Chairman of Culbro from 1975 until 1997. He also is a Director of Centaur Communications, Ltd., and Bloomingdale Properties, Inc. Mr. Cullman is the uncle of John L. Ernst and the father-in-law of Frederick M. Danziger.

    FREDERICK M. DANZIGER has been a Director and the President and Chief Executive Officer of Griffin since April 1997, and was a Director of Culbro from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980's. Mr. Danziger was Of Counsel to the law firm of Latham & Watkins from 1995 until 1997. From 1974 until 1995, Mr. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Danziger also is a Director of Monro Muffler/Brake, Inc., Bloomingdale Properties, Inc., The Technology Group Inc., and Centaur Communications, Ltd.

    ANTHONY J. GALICI has been the Vice President, Chief Financial Officer and Secretary of Griffin since April 1997. Mr. Galici was Vice President and Assistant Controller of Culbro from January 1996 until March 1997. Prior to January 1995, he was Assistant Controller of Culbro.

    JOHN L. ERNST has been a Director of Griffin since April 1997 and was a Director of GC Holdings, Inc. from December 1996 through May 2000. Mr. Ernst also was a Director of Culbro from 1983 until 1997. He is the Chairman of the Board and President of Bloomingdale Properties, Inc., an investment and real estate company. Mr. Ernst also is a Director of the Doral Financial Corporation.

    WINSTON J. CHURCHILL, JR. has been a Director of Griffin since April 1997. Mr. Churchill is also a member of the board of Amkor Technology, Inc. and Freedom Securities Corporation. He is a general partner of SCP Private Equities Management, Inc., and is Chairman of Churchill Investment Partners, Inc. and CIP Capital Management, Inc.

    THOMAS C. ISRAEL has been a Director of Griffin since July 2000. Mr. Israel is Chairman of A.C. Israel Enterprises, Inc., an investment company, as well as a Director of Glenayre Technologies, Inc.

    DAVID F. STEIN has been a Director of Griffin since November 1997.
Mr. Stein is Vice Chairman of J&W Seligman & Co., Inc., an asset management firm and a member of the board of Seligman Data Corp. He has been Vice Chairman since 1996. Mr. Stein was Managing Director of J&W Seligman & Co., Inc., from 1990 until 1996.

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

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the annual and long-term compensation for Mr. Danziger, Griffin's President and Chief Executive Officer and Mr. Galici, Griffin's Vice President, Chief Financial Officer and Secretary (the "Named Executive Officers"), as well as the total compensation paid by Griffin during 2000, 1999 and 1998 to the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                                                                                  COMPENSATION
                                                                                                     AWARDS
                                                                                                  ------------
                                                    ANNUAL COMPENSATION                            SECURITIES
                                               ------------------------------    OTHER ANNUAL      UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR      SALARY     BONUS     COMPENSATION(1)     OPTIONS
---------------------------                    --------   --------   --------   ---------------   ------------
Frederick M. Danziger........................    2000     $386,538   $111,000       $12,138               --
  President and Chief Executive Officer          1999      345,205     93,650         3,178          150,000
                                                 1998      300,000         --         5,112               --

Anthony J. Galici............................    2000     $180,577   $ 48,000       $ 5,923           10,000
  Vice President, Chief Financial Officer        1999      171,726     33,800         4,117           15,000
  and Secretary                                  1998      162,558      3,000        60,511(2)            --

------------------------

(1) Amounts shown under Other Annual Compensation include matching contributions made by Griffin under its 401(k) Savings Plan and its Deferred Compensation Plan, and other miscellaneous cash benefits, but do not include funding for or receipt of retirement plan benefits. No Executive Officer who would otherwise have been includable in such table resigned or terminated employment during 2000, 1999 and 1998.

(2) Includes $56,097 for reimbursement of relocation costs.

    There were no stock options exercised by the Named Executive Officers in 2000, 1999 and 1998. The following table presents the value of unexercised options held by the Named Executive Officers at December 2, 2000.

                                                    NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                 UNDERLYING OPTIONS HELD AT      IN-THE-MONEY OPTIONS AT
                                                     FISCAL YEAR END(#)            FISCAL YEAR END(1)
                                                 ---------------------------   ---------------------------
NAME                                             EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                             -----------   -------------   -----------   -------------
Frederick M. Danziger..........................    50,000         250,000        $    --        $    --
Anthony J. Galici..............................    12,640          35,001         84,958         20,310

------------------------

(1) The amounts presented in this column have been calculated based upon the difference between the fair market value of $13.25 per share (the average of the high and low prices of Griffin's Common Stock on December 1, 2000) and the exercise price of each stock option.

                           COMPENSATION OF DIRECTORS

    Members of the Board of Directors who are not employees of Griffin received $10,000 per year and $500 for each Board and Committee meeting attended prior to November 20, 2000 and $750 for each Board and Committee meeting attended subsequent to November 20, 2000. Effective January 1, 2001, members of the Board of Directors who are not employees of Griffin will receive $15,000 per year. The 1997 Stock Option Plan, as amended, provides that non-employee Directors who are not members of the Cullman & Ernst Group receive annually options exercisable for 2,000 shares of Common Stock at an exercise price that is the market price at the time of grant. In 2000, Griffin granted Mr. Churchill and Mr. Stein each options exercisable for 2,000 shares of Common Stock and granted Mr. Israel options exercisable for 3,000 shares of Common Stock, and expects to grant additional options to Messrs. Churchill, Israel and Stein in 2001 consistent with the 1997 Stock Option Plan, as amended.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Griffin's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. Based upon its involvement in the preparation of certain of such forms and a review of the copies of other such forms received by it, Griffin believes that with respect to 2000, all such Section 16(a) filing requirements were satisfied.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the nominees for election as directors (who are all current directors), (iii) the Named Executive Officers (as defined in Item 11) and
(iv) all directors and
officers of Griffin, collectively. Unless otherwise indicated, information is provided as of December 2, 2000.

NAME AND ADDRESS(1)                      SHARES BENEFICIALLY OWNED(2)   PERCENT OF TOTAL
-------------------                      ----------------------------   ----------------
Edgar M. Cullman(3)....................             977,342                   19.2
Edgar M. Cullman, Jr.(3)...............             963,038                   19.0
Louise B. Cullman(3)...................             847,175                   16.7
Susan R. Cullman(3)....................             758,607                   14.9
Frederick M. Danziger(3)...............             276,320                    5.4
Lucy C. Danziger(3)....................           1,043,992                   20.6
John L. Ernst(3).......................             421,250                    8.3
Winston J. Churchill, Jr...............              45,000                      *
Thomas C. Israel.......................              15,000                      *
David F. Stein.........................              40,000                      *
Anthony J. Galici......................              13,913                      *
B. Bros. Realty Limited
  Partnership(4).......................             233,792                    4.6
Gabelli Funds, Inc.(5).................           1,399,255                   27.6
All directors and officers
  collectively,
  consisting of 7 persons(6)...........           1,500,231                   29.5

------------------------

*   Less than 1%

(1) Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, New York 10022.

(2) This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days granted to Directors and Officers pursuant to the 1997 Stock Option Plan. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of December 2, 2000, a group (the "Cullman and Ernst Group") consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of approximately 2,327,295 shares of Common Stock (approximately 47.86% of the outstanding shares of Common Stock). Among others, Edgar M. Cullman, Edgar
    M. Cullman, Jr., Mr. Ernst and Mr. Danziger (who is a member of the
    Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Louise B. Cullman is the wife of Edgar M. Cullman; Edgar
    M. Cullman, Jr. is the son of Edgar M. Cullman and Louise B. Cullman; Susan
    R. Cullman and Lucy C. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman; and Lucy C. Danziger is the wife of Frederick M. Danziger.

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

    Edgar M. Cullman, the Chairman of Griffin, is also the Chairman of General Cigar Holdings, Inc. ("GC Holdings"), the successor to Culbro. In addition, certain members of the Cullman & Ernst Group who may be deemed to beneficially own more than five percent of Griffin's Common Stock (see Item 12) also may be deemed to beneficially own more than five percent of the Common Stock of GC Holdings. Prior to the distribution of the common stock of Griffin to Culbro stockholders in 1997 (the "Distribution"), Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), a wholly-owned subsidiary of GC Holdings, as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. In fiscal 2000, fiscal 1999 and fiscal 1998, General Cigar made rental payments of $148,000, $108,000 and $80,000, respectively, to Griffin with respect to the Agricultural Lease.

    Also in 1997, Griffin entered into a Services Agreement (the "Services Agreement") with Culbro. Pursuant to the Services Agreement, Culbro, and its successor GC Holdings, provided Griffin, for a period of one year after the Distribution, with certain administrative services, including internal audit, tax preparation, legal and transportation services. The Services Agreement was terminated with respect to all services provided by GC Holdings as of July 1998, except for certain transportation services, with respect to which the Services Agreement was amended and extended through June 1999. In fiscal 2000, fiscal 1999 and fiscal 1998, Griffin paid $141,000, $150,000 and $400,000, respectively, to GC Holdings under the Services Agreement.

    In late 1997, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initital term of ten years and provides for the extension of the lease for additional annual periods thereafter. In fiscal 2000, fiscal 1999 and fiscal 1998 General Cigar made rental payments to Griffin of $511,000, $464,000 and $437,000, respectively, under the Commercial Lease. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease is at market rates.

                                    PART IV

ITEM 14.  FINANCIAL STATEMENTS AND EXHIBITS

    (a) (1)  Financial Statements--see also Item 8

       (2) Financial Statement Schedules and Financial Statements of Equity Investee

    The following financial statements of Griffin's equity investee and additional financial data should be read in conjunction with the financial statements in such 2000 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULES
---------
II   --  Valuation and Qualifying Accounts.......................   S-1
III  --  Real Estate and Accumulated Depreciation................   S-2/S-3

FINANCIAL STATEMENTS
-----------------------------------------------------------------
Centaur Communications, Ltd. financial statements for the year
ended June 30, 2000..............................................   F-1

    (b) On October 30, 2000 Griffin filed a Form 8-K dated October 25, 2000 to report the signing of a letter of intent to sell the sales and service centers of Imperial.

    (c) Exhibits

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
         2.1            Form of Distribution Agreement among Culbro Corporation,
                        Griffin Land & Nurseries, Inc. and General Cigar
                        Holdings, Inc. (incorporated by reference to the
                        Registration Statement on Form S-1 of General Cigar
                        Holdings, Inc., filed December 24,1996, as amended)
         2.2            Asset Purchase Agreement among Shemin Nurseries, Inc.,
                        Shemin Acquisition Corporation and Imperial Nurseries, Inc.
                        dated January 5, 2001 (incorporated by reference to the
                        Form 8-K of Griffin Land & Nurseries, Inc. dated
                        January 26, 2001 filed February 12, 2001)
         3.1            Form of Amended and Restated Certificate of Incorporation of
                        Griffin Land & Nurseries, Inc. (incorporated by reference
                        to the Form 10 of Griffin Land & Nurseries, Inc., filed
                        April 8, 1997, as amended)
         3.2            Form of Bylaws of Griffin Land & Nurseries, Inc.
                        (incorporated by reference to the Form 10 of Griffin Land &
                        Nurseries, Inc., filed April 8, 1997, as amended)
        10.1            Form of Tax Sharing Agreement among Culbro Corporation,
                        Griffin Land & Nurseries, Inc. and General Cigar
                        Holdings, Inc. (incorporated by reference to the
                        Registration Statement on Form S-1 of General Cigar
                        Holdings, Inc., filed December 24, 1996, as amended)
        10.2            Form of Benefits and Employment Matters Allocation Agreement
                        among Culbro Corporation, Griffin Land & Nurseries, Inc. and
                        General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar
                        Holdings, Inc., filed December 24, 1996, as amended)
        10.33           Form of Services Agreement among Culbro Corporation, Griffin
                        Land & Nurseries, Inc. and General Cigar Holdings, Inc.
                        (incorporated by reference to the Registration Statement on
                        Form S-1 of General Cigar Holdings, Inc., filed
                        December 24, 1996, as amended)
        10.4            Form of Agricultural Lease between Griffin Land &
                        Nurseries, Inc. and General Cigar Holdings, Inc.
                        (incorporated by reference to the Registration Statement on
                        Form S-1 of General Cigar Holdings, Inc., filed
                        December 24, 1996, as amended)
        10.5            Employment Agreement between Culbro Corporation and Jay M.
                        Green, dated as of April 8, 1994, and as amended on
                        January 11, 1997 (incorporated by reference to the

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
                        Registration Statement on Form S-1 of General Cigar
                        Holdings, Inc., filed December 24, 1996, as amended)
        10.6            Form of 1997 Stock Option Plan of Griffin Land &
                        Nurseries, Inc. (incorporated by reference to the Form 10 of
                        Griffin Land & Nurseries, Inc., filed April 8, 1997, as
                        amended)
        10.7            Form of 401(k) Plan of Griffin Land & Nurseries, Inc.
                        (incorporated by reference to the Form 10 of Griffin Land &
                        Nurseries, Inc., filed April 8, 1997, as amended)
        10.8            1996 Stock Plan of Culbro Corporation dated as of March 15,
                        1996 (incorporated by reference to the definitive proxy
                        statement of Culbro Corporation, dated March 15, 1996, for its Annual Meeting of Shareholders held on April 11, 1996)
        10.9            1992 Stock Plan of Culbro Corporation, dated December 10,
                        1993 (incorported by reference to the definitive proxy
                        statement of Culbro Corporation, dated March 31, 1993, for its Annual Meeting of Shareholders held on April 8, 1993)
        10.10           Stock Option Plan for Non-employee Directors of Culbro
                        Corporation, dated December 10, 1993 (incorporated by
                        reference to the definitive proxy statement of Culbro
                        Corporation, dated March 3, 1993, for its Annual Meeting of
                        Shareholders held on April 8, 1993)
        10.11           1991 Employees Incentive Stock Option Plan of Culbro
                        Corporation, dated as of January 31, 1991 and as amended on
                        February 12, 1995 (incorporated by reference to the
                        definitive proxy statement of Culbro Corporation, dated
                        April 9, 1991, for its Annual Meeting of Shareholders held on May 9, 1991)
        10.12           Annual Incentive Compensation Plan of Culbro Corporation,
                        dated as of December 7, 1995 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar
                        Holdings, Inc., filed December 24, 1996, as amended)
        10.13           Annual Incentive Compensation Plan of General Cigar
                        Co., Inc., dated as of December 7, 1995 (incorporated by
                        reference to the Registration Statement on Form S-1 of
                        General Cigar Holdings, Inc., filed December 24, 1996, as
                        amended)
        10.14           Long-Term Performance Plan of Culbro Corporation for the
                        three-year period 1995-1997 (incorporated by reference to
                        the Registration Statement on Form S-1 of General Cigar
                        Holdings, Inc., filed December 24, 1996, as amended)
        10.15           Deferred Incentive Compensation Plan of Culbro Corporation,
                        dated as of December 13, 1982 and as amended on
                        February 12, 1985 (incorporated by reference to the
                        Registration Statement on Form S-1 of General Cigar
                        Holdings, Inc., filed December 24, 1996, as amended)
        10.16           Revolving Credit Agreement and Guaranty dated May 6, 1998
                        (incorporated by reference to Form 10-Q dated May 30, 1998 filed July 10, 1998)
        10.17           Loan Agreement dated June 24, 1999 (incorporated by
                        reference to Form 10-Q dated August 28, 1999 filed
                        October 8, 1999)
        10.18           Revolving Credit Agreement dated August 3, 1999
                        (incorporated by reference to Form 10-Q dated August 28,
                        1999 filed October 8, 1999)
        21              Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land &
                        Nurseries, Inc., filed April 8, 1997, as amended)
        23.1            Consent of PricewaterhouseCoopers LLP (included with the
                        report accompanying Item 8 of this Form 10-K)
        23.2            Report of Independent Accountants on Financial Statement
                        Schedules
        27              Financial Data Schedule

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

                                                       GRIFFIN LAND & NURSERIES, INC.

                                                       By:          /s/ FREDERICK M. DANZIGER
                                                            -----------------------------------------
                                                                      Frederick M. Danziger
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:            /s/ ANTHONY J. GALICI
                                                            -----------------------------------------
                                                                        Anthony J. Galici
                                                                 VICE PRESIDENT, CHIEF FINANCIAL
                                                                      OFFICER AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated as of March 2, 2001.

                        NAME                                               TITLE
                        ----                                               -----
            /s/ WINSTON J. CHURCHILL, JR.
     -------------------------------------------       Director
              Winston J. Churchill, Jr.

                /s/ EDGAR M. CULLMAN
     -------------------------------------------       Chairman of the Board and Director
                  Edgar M. Cullman

              /s/ FREDERICK M. DANZIGER
     -------------------------------------------       President, Director and Chief Executive
                Frederick M. Danziger                    Officer

                  /s/ JOHN L. ERNST
     -------------------------------------------       Director
                    John L. Ernst

                /s/ ANTHONY J. GALICI
     -------------------------------------------       Vice President, Chief Financial Officer and
                  Anthony J. Galici                      Secretary

                /s/ THOMAS C. ISRAEL
     -------------------------------------------       Director
                  Thomas C. Israel

                 /s/ DAVID F. STEIN
     -------------------------------------------       Director
                   David F. Stein

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                           BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS   BALANCE AT
                                           BEGINNING    COSTS AND      OTHER         FROM         END
DESCRIPTION                                 OF YEAR      EXPENSES     ACCOUNTS     RESERVES     OF YEAR
-----------                                ----------   ----------   ----------   ----------   ----------
                                 FOR FISCAL YEAR ENDED DECEMBER 2, 2000

Allowances:
Uncollectible accounts--trade............    $  564          72            14           70(1)    $  580
                                             ------         ---      ----------      -----       ------
Inventories..............................    $  601         227            --          693(2)    $  135
                                             ======         ===      ==========      =====       ======

                                 FOR FISCAL YEAR ENDED NOVEMBER 27, 1999

Allowances:
Uncollectible accounts--trade............    $  490         120             6           52(1)    $  564
                                             ------         ---      ----------      -----       ------
Inventories..............................    $2,822         146             3        2,370(2)    $  601
                                             ======         ===      ==========      =====       ======

                                 FOR FISCAL YEAR ENDED NOVEMBER 28, 1998

Allowances:
Uncollectible accounts--trade............    $  456         111             4           81(1)    $  490
                                             ------         ---      ----------      -----       ------
Inventories..............................    $3,519          --            --          697(2)    $2,822
                                             ======         ===      ==========      =====       ======

------------------------

Notes:

(1) Accounts receivable written off.

(2) Inventories disposed.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (DOLLARS IN THOUSANDS)

                                                                           COST CAPITALIZED
                                                      INITIAL COST            SUBSEQUENT
                                                -------------------------   TO ACQUISITION
DESCRIPTION                       ENCUMBRANCES   LAND   BLDG. & IMPROVE.     IMPROVEMENTS
-----------                       ------------  ------  -----------------  ----------------
Land............................     $   --     $4,495        $   --           $ 8,946
Restaurant
  Bloomfield, CT................         --         --            --             1,383
Residential Development
  Windsor, CT...................         --         73            --             3,203
Office Building
  Bloomfield, CT................        487         47            --             3,084
Office Building
  Bloomfield, CT................         --          3            --             1,838
Office Building
  Bloomfield, CT................         --          1            --             1,792
Office Building
  Bloomfield, CT................         --          1            --             1,514
Office Building
  Bloomfield, CT................         --         --            --               671
Office Buildings
  Bloomfield, CT................         --          5            --             3,441
Industrial Buildings
  East Granby, CT...............      8,103         29            --             3,847
Industrial Building
  East Granby, CT...............     (a)            13         1,722               232
Industrial Building
  Windsor, CT...................     (a)             9            --             3,923
Industrial Building
  Windsor, CT...................         --         10            --             3,585
Construction in Progress........         --         --            --             6,572
                                     ------     ------        ------           -------
                                     $8,590     $4,686        $1,722           $44,031
                                     ======     ======        ======           =======

                                             GROSS AMOUNT
                                         AT DECEMBER 2, 2000
                                  ----------------------------------                 DATE OF       DATE OF
DESCRIPTION                        LAND   BLDG. & IMPROVE.    TOTAL   ACCUM. DEP.  CONSTRUCTION  ACQUISITION  DEPR. LIFE
-----------                       ------  -----------------  -------  -----------  ------------  -----------  ----------
Land............................  $4,495       $ 8,946       $13,441    $  (632)
Restaurant
  Bloomfield, CT................      --         1,383         1,383       (704)       1983                    40 yrs.
Residential Development
  Windsor, CT...................      73         3,203       $ 3,276         --
Office Building
  Bloomfield, CT................      47         3,084         3,131     (1,606)       1977                    40 yrs.
Office Building
  Bloomfield, CT................       3         1,838         1,841       (755)       1985                    40 yrs.
Office Building
  Bloomfield, CT................       1         1,792         1,793       (534)       1988                    40 yrs.
Office Building
  Bloomfield, CT................       1         1,514         1,515       (519)       1989                    40 yrs.
Office Building
  Bloomfield, CT................      --           671           671       (242)       1988                    40 yrs.
Office Buildings
  Bloomfield, CT................       5         3,441         3,446       (833)       1991                    40 yrs.
Industrial Buildings
  East Granby, CT...............      29         3,847         3,876     (2,183)       1978                    40 yrs.
Industrial Building
  East Granby, CT...............      13         1,954         1,967       (806)                    1989       40 yrs.
Industrial Building
  Windsor, CT...................       9         3,923         3,932       (257)       1998                    40 yrs.
Industrial Building
  Windsor, CT...................      10         3,585         3,595       (147)       1999                    40 yrs.
Construction in Progress........      --         6,572         6,572         --
                                  ------       -------       -------    -------
                                  $4,686       $45,753       $50,439    $(9,218)
                                  ======       =======       =======    =======

------------------------------

(a) Properties are included in mortgage of $8,103 shown above.

                             (DOLLARS IN THOUSANDS)

                       FISCAL YEAR ENDED DECEMBER 2, 2000

                                                                COST     RESERVE
                                                              --------   --------
Balance at beginning of year................................  $42,047    $(8,281)
Changes during the year:
Improvements................................................    9,108         --
Additions to reserve charged to costs and expense...........       --       (937)
Cost of sales...............................................     (716)        --
                                                              -------    -------
Balance at end of year......................................  $50,439    $(9,218)
                                                              =======    =======

                      FISCAL YEAR ENDED NOVEMBER 27, 1999

                                                                COST     RESERVE
                                                              --------   --------
Balance at beginning of year................................  $38,975    $(7,456)
Changes during the year:
Improvements................................................    3,416         --
Additions to reserve charged to costs and expense...........       --       (825)
Cost of sales...............................................     (344)        --
                                                              -------    -------
Balance at end of year......................................  $42,047    $(8,281)
                                                              =======    =======

                      FISCAL YEAR ENDED NOVEMBER 28, 1998

                                                                COST     RESERVE
                                                              --------   --------
Balance at beginning of year................................  $33,213    $(6,784)
Changes during the year:
Improvements................................................    6,182         --
Additions to reserve charged to costs and expense...........       --       (739)
Other.......................................................     (420)        67
                                                              -------    -------
Balance at end of year......................................  $38,975    $(7,456)
                                                              =======    =======

CENTAUR COMMUNICATIONS
LIMITED

(REGISTERED NUMBER 1595235)

ANNUAL REPORT
FOR THE YEAR ENDED 30 JUNE 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CENTAUR COMMUNICATIONS LIMITED

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in financial position (cash flows) and of changes in capital stock, reserves not available for distribution and unappropriated earnings (shareholders' equity) present fairly, in all material respects, the financial position of Centaur Communications Limited and its subsidiaries at 30 June 2000 and 1999, and the results of their operations and their cash flows for each of the years ended 30 June 2000 and 1999, in conformity with accounting principles generally accepted in the United
Kingdom. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of consolidated net income expressed in sterling for each of the years ended 30 June 2000 and 1999 and the determination of consolidated stockholders' equity and consolidated financial position also expressed in sterling at 30 June 2000 and 1999 to the extent summarised in note 26 to the consolidated financial statements.


PRICEWATERHOUSECOOPERS
Chartered Accountants and Registered Auditors
London
1 February 2001,
except for the information
presented in note 26 for
which the date is 27 February 2001

CENTAUR COMMUNICATIONS LIMITED

CONSOLIDATED PROFIT AND LOSS ACCOUNT FOR THE YEAR
ENDED 30 JUNE 2000

                                  ESTABLISHED          NEW         2000        1999
                             NOTE  ACTIVITIES     PRODUCTS        TOTAL   (RESTATED)
                                  -------------------------------------
                                  (POUND)'000  (POUND)'000  (POUND)'000  (POUND)'000
 TURNOVER                      2      58,196         9,900      68,096       51,442

 Cost of sales                       (30,544)       (9,679)    (40,223)     (30,767)
 -----------------------------------------------------------------------------------

 Gross profit                         27,652           221      27,873       20,675

 Distribution costs                   (3,406)       (1,164)     (4,570)      (3,406)
 Administrative expenses             (13,589)       (4,393)    (17,982)     (13,460)
------------------------------------------------------------------------------------

 Adjusted EBITDA               2      13,545        (4,153)      9,392        6,456
 Depreciation of tangible             (2,137)         (654)     (2,791)      (1,861)
 fixed assets
 Amortisation of goodwill               (300)         (529)       (829)        (441)
 Costs of long term executive
 incentive schemes                      (451)            -        (451)        (345)
------------------------------------------------------------------------------------

 OPERATING PROFIT/(LOSS)              10,657        (5,336)      5,321        3,809

 Profit on sale of            10                                   629            -
 investment
 Interest receivable and       5                                    93          149
 similar income
 Interest payable and          6                                (2,109)      (1,308)
 similar charges
 -----------------------------------------------------------------------------------

 PROFIT ON ORDINARY
 ACTIVITIES BEFORE TAXATION    3                                 3,934        2,650

 Tax on profit on ordinary     7                                (1,363)      (1,206)
 activities
 -----------------------------------------------------------------------------------

 PROFIT ON ORDINARY
 ACTIVITIES AFTER TAXATION                                       2,571        1,444
 -----------------------------------------------------------------------------------

 Equity minority interests                                        (120)         (87)
 -----------------------------------------------------------------------------------

 RETAINED PROFIT FOR THE      18                                 2,451        1,357
 FINANCIAL YEAR
 ===================================================================================

All turnover and profit arises from continuing operations.

Adjusted EBITDA is calculated as operating profit excluding depreciation, amortisation and the effects of long term executive incentive schemes.

A product is regarded as new until the earlier of 3 years from date of launch or acquisition and the end of a 3-month consecutive period of positive adjusted EBITDA (as defined above) for that product.


The accounting policies on pages 12 and 13 and notes on pages 14 to 31 form an integral part of these financial statements

CENTAUR COMMUNICATIONS LIMITED

CONSOLIDATED BALANCE SHEET AT 30 JUNE 2000

                                                                              1999
                           NOTE                     2000                (RESTATED)
                                ------------------------  ------------------------
                                (POUND)'000  (POUND)'000  (POUND)'000  (POUND)'000
 FIXED ASSETS
 Intangible fixed assets     8       12,744                   13,505
 Tangible fixed assets       9        6,728                    6,707
 Investments                10          359                      404
----------------------------------------------------------------------------------

                                                 19,831                   20,616
 CURRENT ASSETS
 Stocks                     11          463                      479
 Debtors                    12       20,436                   15,504
 Cash at bank and in hand             1,136                      734
----------------------------------------------------------------------------------

                                                 22,035                   16,717
 CREDITORS: AMOUNTS
 FALLING DUE WITHIN ONE
 YEAR                       13                  (21,542)                 (18,465)
----------------------------------------------------------------------------------

 NET CURRENT
 ASSETS/(LIABILITIES)                               493                   (1,748)
----------------------------------------------------------------------------------

 TOTAL ASSETS LESS
 CURRENT LIABILITIES                             20,324                   18,868

 CREDITORS: AMOUNTS
 FALLING DUE AFTER MORE
 THAN ONE YEAR              14                  (21,532)                 (22,939)

 PROVISIONS FOR
 LIABILITIES AND CHARGES    16                   (1,420)                  (1,070)
----------------------------------------------------------------------------------

                                                 (2,628)                  (5,141)
==================================================================================

 CAPITAL AND RESERVES
 Called up share capital    17                    1,532                    1,531
 Share premium account      17                   13,378                   13,364
 Capital redemption reserve 17                      483                      483
 Profit and loss account    18                  (18,155)                 (20,606)
----------------------------------------------------------------------------------

 Equity shareholders' funds                      (2,762)                  (5,228)
 Equity minority interests                          134                       87
----------------------------------------------------------------------------------

                                                 (2,628)                  (5,141)
==================================================================================

The financial statements were approved by the Board of Directors on 1 February 2001, except for the information presented in note 26 which was approved on
27 February 2001, and were signed on its behalf by:


GTD Wilmot
DIRECTOR

The accounting policies on pages 12 and 13 and notes on pages 14 to 31 form an integral part of these financial statements.

CENTAUR COMMUNICATIONS LIMITED

COMPANY BALANCE SHEET AT 30 JUNE 2000


                                                                              1999
                           NOTE                     2000                (RESTATED)
                                ------------------------  ------------------------
                                (POUND)'000  (POUND)'000  (POUND)'000  (POUND)'000
 FIXED ASSETS
 Intangible assets           8          521                      577
 Tangible assets             9           65                       77
 Investments                10        4,291                    4,336
----------------------------------------------------------------------------------

                                                  4,877                    4,990

 CURRENT ASSETS
 Debtors                    12       59,049                   58,079
 Cash at bank and in hand               200                      923

----------------------------------------------------------------------------------

                                                 59,249                   59,002

 CREDITORS: AMOUNTS
 FALLING DUE WITHIN ONE
 YEAR                       13                  (17,702)                 (17,112)
----------------------------------------------------------------------------------

 NET CURRENT ASSETS                              41,547                   41,890
----------------------------------------------------------------------------------

 TOTAL ASSETS LESS
 CURRENT LIABILITIES                             46,424                   46,880

 CREDITORS: AMOUNTS
 FALLING DUE AFTER MORE
 THAN ONE YEAR              14                  (21,532)                 (22,939)

 PROVISIONS FOR
 LIABILITIES AND CHARGES    16                   (1,254)                  (1,255)
----------------------------------------------------------------------------------

                                                 23,638                   22,686
==================================================================================

 CAPITAL AND RESERVES
 Called up share capital    17                    1,532                    1,531
 Share premium account      17                   13,378                   13,364
 Capital redemption reserve 17                      483                      483
 Profit and loss account    18                    8,245                    7,308
----------------------------------------------------------------------------------

 EQUITY SHAREHOLDERS' FUNDS                      23,638                   22,686

==================================================================================

The financial statements were approved by the Board of Directors on 1 February 2001, except for the information presented in note 26 which was approved on
27 February 2001, and were signed on its behalf by:


GTD Wilmot
DIRECTOR

The accounting policies on pages 12 and 13 and notes on pages 14 to 31 form an integral part of these financial statements.

CENTAUR COMMUNICATIONS LIMITED

CONSOLIDATED CASH FLOW STATEMENT FOR THE YEAR ENDED 30 JUNE 2000


                                                                       1999
                                          NOTE         2000       (RESTATED)
                                                (POUND)'000     (POUND)'000

 NET CASH INFLOW FROM OPERATING            23         7,511           5,247
 ACTIVITIES
----------------------------------------------------------------------------------

 RETURNS ON INVESTMENTS AND SERVICING
 OF FINANCE
 Interest received                                       93             149
 Interest paid                                       (2,150)         (1,308)
 Dividends paid to minority interests                   (73)              -
----------------------------------------------------------------------------------

 Net cash outflow from returns on
  investments and servicing of finance               (2,130)         (1,159)

 TAXATION                                            (2,020)         (2,628)
----------------------------------------------------------------------------------

 CAPITAL EXPENDITURE AND FINANCIAL
 INVESTMENT
 Purchase of intangible fixed assets                    (86)            (83)
 Purchase of tangible fixed assets                   (2,854)         (3,243)
 Sale of tangible fixed assets                           92              78
 Sale of trade investments                              674               -
----------------------------------------------------------------------------------

 Net cash outflow for capital
  expenditure and financial investment               (2,174)         (3,248)

 ACQUISITIONS AND DISPOSALS
 Purchase of/increase in interests in
  subsidiary undertakings (net of
  cash/including overdrafts acquired)                     -            (113)
 Purchase of unincorporated businesses                    -          (9,414)
----------------------------------------------------------------------------------

 Net cash outflow for acquisitions
  and disposals                                           -          (9,527)
----------------------------------------------------------------------------------

 Net cash inflow/(outflow) before financing           1,187         (11,315)

 FINANCING
 Issue of ordinary share capital                         15              93
 Proceeds from bank and other borrowings              1,500          24,500
 Issue costs of bank and other borrowings                 -            (300)
 Repayment of bank and other borrowings              (2,300)              -
 Purchase of own shares                                   -         (17,381)
----------------------------------------------------------------------------------

 Net cash (outflow)/inflow from financing              (785)          6,912
----------------------------------------------------------------------------------

 Increase/(decrease) in cash            24,25           402          (4,403)
==================================================================================

The accounting policies on pages 12 and 13 and notes on pages 14 to 31 form an integral part of these financial statements.

STATEMENT OF GROUP TOTAL RECOGNISED GAINS AND LOSSES


                                                                      1999
                                                       2000      (RESTATED)
                                                (POUND)'000     (POUND)'000

 Profit for the financial year                        2,451           1,357
----------------------------------------------------------------------------------

 Total recognised gains relating to the
  financial year                                      2,451           1,357
                                                                 ----------

 Prior year adjustments (note 1)                     (2,599)
------------------------------------------------------------

 Total losses recognised since last financial
  statements                                           (148)
------------------------------------------------------------


RECONCILIATION OF MOVEMENTS IN GROUP SHAREHOLDERS' FUNDS


                                                                      1999
                                                       2000      (RESTATED)
                                                (POUND)'000     (POUND)'000

 Total recognised gains relating to the
  financial year                                      2,451           1,357
 Repurchase of own shares                                 -         (17,381)
 New share capital issued                                15              93
 Remuneration element of share options (note 1)           -             130
----------------------------------------------------------------------------------

 Net increase/(decrease) in shareholders' funds       2,466         (15,801)

 Opening shareholders' funds (originally
 (pound)12,135,000 at 1 July 1998 and
 (pound)(2,629,000) at 1 July 1999 before
 deducting prior year adjustments of
 (pound)1,562,000 and(pound)2,599,000
 respectively as explained in note 1)                (5,228)         10,573
----------------------------------------------------------------------------------

 Closing shareholders' funds                         (2,762)         (5,228)
----------------------------------------------------------------------------------


The accounting policies on pages 12 and 13 and notes on pages 14 to 31 form an integral part of these financial statements.

      CENTAUR COMMUNICATIONS LIMITED

      PRINCIPAL ACCOUNTING POLICIES

a)    BASIS OF PREPARATION

      The financial statements have been prepared under the historical cost convention in accordance with applicable accounting standards in the United Kingdom. Certain accounting policies have been changed during the year. More information is given in note 1.

b)    BASIS OF CONSOLIDATION

      The financial statements incorporate that of the Company and of its subsidiary undertakings, and have been consolidated using the acquisition method of accounting. Profits or losses on intra-Group transactions are eliminated in full. The results of subsidiaries or unincorporated businesses acquired or disposed of are included from the date of acquisition or up to the date of disposal.

c)    TURNOVER

      Turnover represents sales of advertising space, subscriptions and individual publications and revenue from exhibitions and conferences, exclusive of value added tax.

      Sales of advertising space are recognised in the period in which publication occurs. Sales of publications are recognised in the period in which the sale is made. Revenue received in advance for exhibitions and conferences is deferred and recognised in the period in which the event takes place.

      Subscription revenue is deferred and recognised in the profit and loss account on a straight-line basis over the subscription period.

d)    INVESTMENTS

      Investments are recorded at cost less provisions for impairment in value.

e)    GOODWILL

      Goodwill purchased or arising on consolidation has been capitalised and is amortised over its estimated useful economic life of 20 years, which is the period over which the directors estimate that the values of the underlying businesses acquired are expected to exceed the value of the underlying assets.

f)    TANGIBLE FIXED ASSETS

      Tangible fixed assets are stated at cost less accumulated depreciation. Depreciation of tangible assets is provided on a straight-line basis over the following estimated useful lives of the assets:

Leasehold improvements                       - 20 years or the length of the lease if shorter
Fixtures and fittings                        - 10 years
Computer equipment                           - 3 - 5 years (except costs of developing
                                               computer databases - 10 years)
Motor vehicles                               - 4 years

      CENTAUR COMMUNICATIONS LIMITED

g)    TAXATION INCLUDING DEFERRED TAX

      Deferred taxation is calculated using the liability method. Taxation deferred or accelerated by reason of short-term or other timing differences is accounted for to the extent that it is probable that a liability or asset will crystallise in the future.

h)    STOCKS

      Stocks are stated at the lower of cost and net realisable value. For raw materials cost is the purchase price. Work in progress comprises costs incurred relating to publications, exhibitions and conferences prior to the publication date or the date of the event. For goods for resale cost is the purchase price, or, in the case of publications, the direct cost of production.

i)    OPERATING LEASES

      Rentals payable under operating leases are charged to the profit and loss account on a straight-line basis over the term of the lease.

j)    PENSIONS

      Pension costs charged to the profit and loss account represent the amount of contributions payable to the Company's defined contribution scheme in respect of the accounting period.

      CENTAUR COMMUNICATIONS LIMITED

      NOTES TO THE FINANCIAL STATEMENTS

1     CHANGES IN ACCOUNTING POLICY AND IN PRESENTATION

a) Comparative figures have been restated as a result of the following changes in accounting policy:

      i)    Subscription revenue

            Revenue received in advance from subscriptions to publications and on-line services is deferred and recognised in the profit and loss account on a straight-line basis over the subscription period. Previously, a proportion of the revenue was taken directly to the profit and loss account on receipt, with the balance being deferred and recognised on a straight-line basis over the subscription period. The new policy was adopted to recognise current trends in UK accounting and industry practice.

      ii)   Long term executive incentive schemes

            Provision is made for amounts that are likely to become payable under certain profit-related executive incentive schemes, on the basis of measured performance to date and forecast future performance. Previously no provision was made.

      iii)  Property lease incentives

            The financial benefit of property lease incentives, such as rent-free periods and contributions towards relocation and fitting-out expenses, is deferred and recognised in the profit and loss account on a straight line basis over the period to the date of the first rent review. Previously, the financial benefit of certain incentives was recognised at the inception of the lease.

      iv)   Remuneration element of share options

            In accordance with Urgent Issues Task Force ("UITF") Abstract 17 "Employee share schemes", the fair value of share options at the date of grant, less any consideration to be received from the employee, is charged to the profit and loss account over the performance period to which the grant relates. An equal amount is credited directly to reserves in the same period. Previously no charge was made.

IMPACT ON THE YEAR ENDED 30 JUNE 1999

The impact of the above changes in accounting policy on the comparative figures for the year ended 30 June 1999 is shown below:

                                   ----------------------------------------
                                       PROFIT AND                  PROFIT
                                    LOSS RESERVES   OPERATING       AFTER
                                   AT 1 JULY 1998      PROFIT    TAXATION
                                      (POUND)'000 (POUND)'000 (POUND)'000
 As previously reported                    (3,150)      5,417       2,611
 --------------------------------------------------------------------------

 Subscription revenue                      (1,562)       (780)       (548)
 Long term executive incentive schemes          -        (345)       (242)
 Property lease incentives                      -        (353)       (247)
 Remuneration element of share options          -        (130)       (130)
 --------------------------------------------------------------------------

 Total impact of changes in
  accounting policy                        (1,562)     (1,608)     (1,167)
 --------------------------------------------------------------------------

 AS RESTATED                               (4,712)      3,809       1,444
 --------------------------------------------------------------------------

      CENTAUR COMMUNICATIONS LIMITED

1     CHANGES IN ACCOUNTING POLICY AND IN PRESENTATION (CONTINUED)

      IMPACT ON THE YEAR ENDED 30 JUNE 2000

      The profit on ordinary activities after taxation for the year ended 30 June 2000 has been reduced by (pound)1,306,000 and (pound)316,000 respectively following the changes in policy for subscription revenue and long term executive incentive schemes, and increased by (pound)50,000 following the change in policy for property lease incentives. There has been no impact arising from the change in respect of share option schemes.

b) The following changes have been made to comparative figures in order to give a fairer presentation of the financial statements.

      i) Computer databases with a net book amount at 30 June 1999 of (pound)569,000 have been classified as tangible fixed assets within computer equipment. Previously they were reported within intangible assets.

      ii) Issue costs of(pound)300,000 associated with the term loan of(pound)13,000,000 have been deducted from the principal amount of the loan, reported within bank and other borrowings. Previously the issue costs were reported within prepayments and accrued income. The issue costs are being amortised and charged to the profit and loss account at a constant rate on the carrying amount of the debt.

      iii) A reduction of (pound)443,000 has been made to intangible fixed assets cost and accumulated amortisation at 1 July 1999 to eliminate various assets that were fully written down at that date and no longer in use.

      iv) Certain other items in the Company balance sheet within investments, debtors, accruals and deferred income, and provisions for liabilities and charges have been reclassified.

      CENTAUR COMMUNICATIONS LIMITED

2     SEGMENTAL REPORTING

      The Group is involved in the single activity of the creation and dissemination of business and professional information. There is therefore no segmental reporting required. However, set out below are analyses of turnover and adjusted EBITDA of the Group by the communities it serves, by source of revenue, and by established activities and new products.

      ANALYSIS BY COMMUNITY


                                         TURNOVER           ADJUSTED EBITDA
                         ------------------------ -------------------------
                                             1999                    1999
                                 2000  (RESTATED)        2000  (RESTATED)
                          (POUND)'000 (POUND)'000 (POUND)'000 (POUND)'000

 Marketing, creative and
  new media                    28,288      22,677       8,620       5,899
 Legal and financial           21,869      16,679       2,575       1,002
 Engineering and construction  12,094       6,753      (2,294)        (75)
 Other                          5,845       5,333         491        (370)
---------------------------------------------------------------------------

                               68,096      51,442       9,392       6,456
---------------------------------------------------------------------------

ANALYSIS BY SOURCE OF REVENUE


                                         TURNOVER           ADJUSTED EBITDA
                         ------------------------ -------------------------
                                             1999                    1999
                                 2000  (RESTATED)        2000  (RESTATED)
                          (POUND)'000 (POUND)'000 (POUND)'000 (POUND)'000

 Printed products              51,728      39,810      10,606       6,973
 Electronic products            5,877       3,612      (2,812)     (1,517)
 Exhibitions and conferences    9,645       7,256       1,235         913
 Other                            846         764         363          87
---------------------------------------------------------------------------

                               68,096      51,442       9,392       6,456
---------------------------------------------------------------------------

ANALYSIS BY ESTABLISHED ACTIVITIES AND NEW PRODUCTS


                                         TURNOVER           ADJUSTED EBITDA
                         ------------------------ -------------------------
                                             1999                    1999
                                 2000  (RESTATED)        2000  (RESTATED)
                          (POUND)'000 (POUND)'000 (POUND)'000 (POUND)'000

 Established activities        58,196      47,405      13,545       7,545
 New products                   9,900       4,037      (4,153)     (1,089)
---------------------------------------------------------------------------

                               68,096      51,442       9,392       6,456
---------------------------------------------------------------------------

A product is regarded as new until the earlier of 3 years from date of launch or acquisition and the end of a 3-month consecutive period of positive adjusted EBITDA for that product.

Substantially all net assets are located and all turnover and adjusted EBITDA are generated in the United Kingdom.

      CENTAUR COMMUNICATIONS LIMITED

3     PROFIT ON ORDINARY ACTIVITIES BEFORE TAXATION

      Profit on ordinary activities before taxation is stated after charging/(crediting):


                                                                     1999
                                                       2000    (RESTATED)
                                                (POUND)'000   (POUND)'000

 Staff costs (note 4)                                22,889        18,004
 Leasehold property rentals                           2,058         1,093
 Hire of equipment                                      114           134
 Depreciation of tangible fixed assets                2,791         1,861
 Amortisation of goodwill                               829           441
 Auditors' remuneration:
 - audit services                                        89            53
 - non-audit services                                    41            74
 Loss/(profit) on disposal of tangible fixed
  assets                                                  1           (35)
---------------------------------------------------------------------------


4     EMPLOYEES AND DIRECTORS

      STAFF COSTS


                                                                     1999
                                                       2000    (RESTATED)
                                                (POUND)'000   (POUND)'000

 Wages and salaries                                  20,354        15,710
 Social security costs                                1,840         1,546
 Other pension costs                                    244           273
 Amounts payable under executive incentives
  schemes (note 1)                                      451           345
 Remuneration element of share options (note 1)           -           130
---------------------------------------------------------------------------

                                                     22,889        18,004
---------------------------------------------------------------------------

The average monthly number of persons employed during the year, including executive directors, was 750 (1999: 652).

DIRECTORS' EMOLUMENTS


                                                       2000          1999
                                                (POUND)'000   (POUND)'000

 Aggregate emoluments                                   560           649
 Pension contributions to money purchase schemes         64            55
---------------------------------------------------------------------------

                                                        624           704
---------------------------------------------------------------------------

During the year 2 directors (1999: 3 directors) participated in money purchase pension schemes.

Options have been granted to certain directors to subscribe for ordinary shares of 10p each in Centaur Communications Limited. Full details are disclosed in the directors' report.

      CENTAUR COMMUNICATIONS LIMITED

4     EMPLOYEES AND DIRECTORS (CONTINUED)

      HIGHEST PAID DIRECTOR


                                                       2000          1999
                                                (POUND)'000   (POUND)'000

 Aggregate emoluments                                   300           326
 Pension contributions to money purchase scheme          42            39
---------------------------------------------------------------------------

                                                        342           365
---------------------------------------------------------------------------


5     INTEREST RECEIVABLE AND SIMILAR INCOME


                                                       2000          1999
                                                (POUND)'000   (POUND)'000

 Interest on bank deposits                               93           139
 Other interest receivable                                -            10
---------------------------------------------------------------------------

                                                         93           149
---------------------------------------------------------------------------


6     INTEREST PAYABLE AND SIMILAR CHARGES


                                                                     1999
                                                       2000     (RESTATED)
                                                (POUND)'000   (POUND)'000

 Interest on bank loans and overdrafts                2,066         1,269
 Amortisation of borrowings issue costs (note 15)        43            39
---------------------------------------------------------------------------

                                                      2,109         1,308
---------------------------------------------------------------------------

      CENTAUR COMMUNICATIONS LIMITED

7     TAX ON PROFIT ON ORDINARY ACTIVITIES

                                                                     1999
                                                       2000     (RESTATED)
                                                (POUND)'000   (POUND)'000

 UK corporation tax at 30% (1999: 31%):
 - current year                                       1,464         1,211
 - adjustments in respect of prior years                  -          (102)

 Deferred taxation:
 - current year                                        (101)          (20)
 - adjustments in respect of prior years                  -           117
---------------------------------------------------------------------------

                                                      1,363         1,206
---------------------------------------------------------------------------

The effective rate of taxation in 2000 is affected by the non-allowance of amortisation, the profit on disposal of a trade investment, and other minor permanent differences. The 1999 effective rate is affected by the non-allowance of amortisation.

8     INTANGIBLE FIXED ASSETS


                                                                 GOODWILL
                                                -------------------------
                                                      GROUP       COMPANY
                                                (POUND)'000   (POUND)'000
 COST
 At 1 July  1999 - as previously reported            17,673         1,202
 Prior year adjustment - reclassification (note 1)     (659)            -
 Prior year adjustment - elimination (note 1)          (443)            -
---------------------------------------------------------------------------

 At 1 July 1999 - as restated                        16,571         1,202
 Additions                                               68             -
---------------------------------------------------------------------------

 At 30 June 2000                                     16,639         1,202
===========================================================================

 AMORTISATION
 At 1 July 1999 - as previously reported              3,599           625
 Prior year adjustment - reclassification (note 1)      (90)            -

 Prior year adjustment - elimination (note 1)          (443)            -
---------------------------------------------------------------------------

 At 1 July 1999 - as restated                         3,066           625
 Charge for the year                                    829            56
---------------------------------------------------------------------------

 At 30 June 2000                                      3,895           681
---------------------------------------------------------------------------

 NET BOOK AMOUNT
 AT 30 JUNE 2000                                     12,744           521
===========================================================================

 At 30 June 1999 - as restated                       13,505           577
===========================================================================

      CENTAUR COMMUNICATIONS LIMITED

9     TANGIBLE FIXED ASSETS


                                       FIXTURES
                        LEASEHOLD           AND      COMPUTER         MOTOR
                     IMPROVEMENTS      FITTINGS     EQUIPMENT      VEHICLES         TOTAL
  GROUP               (POUND)'000   (POUND)'000   (POUND)'000   (POUND)'000   (POUND)'000

  COST
  At 1 July 1999 - as
  previously reported         659         2,590         9,376           780        13,405
  Prior year adjustment -
  reclassification (note 1)     -             -           659             -           659
 ------------------------------------------------------------------------------------------

  At 1 July 1999 - as
  restated                    659         2,590        10,035           780        14,064
  Additions                   230           442         2,101           132         2,905
  Disposals                  (220)         (860)       (2,409)         (264)       (3,753)
 ------------------------------------------------------------------------------------------

  At 30 June 2000             669         2,172         9,727           648        13,216
 ------------------------------------------------------------------------------------------

  DEPRECIATION
  At 1 July 1999              359         1,537         4,953           418         7,267
  Prior year adjustment -
  reclassification (note 1)     -             -            90             -            90
 ------------------------------------------------------------------------------------------

  At 1 July 1999 - as
  restated                    359         1,537         5,043           418         7,357
  Charge for the year          55           287         2,311           138         2,791
  Disposals                  (193)         (860)       (2,409)         (198)       (3,660)
 ------------------------------------------------------------------------------------------

  At 30 June 2000             221           964         4,945           358         6,488
 ------------------------------------------------------------------------------------------

  NET BOOK AMOUNT
  AT 30 JUNE 2000             448         1,208         4,782           290         6,728
 ==========================================================================================

  At 30 June 1999 -
  as restated                 300         1,053         4,992           362         6,707
 ==========================================================================================

  COMPANY

  COST
  At 1 July 1999 and
  30 June 2000                193           314            12            18           537
 ------------------------------------------------------------------------------------------

  DEPRECIATION
  At 1 July 1999              122           308            12            18           460
  Charge for the year          10             2             -             -            12
 ------------------------------------------------------------------------------------------

  At 30 June 2000             132           310            12            18           472
 ------------------------------------------------------------------------------------------

  NET BOOK AMOUNT
  AT 30 JUNE 2000              61             4             -             -            65
 ==========================================================================================

  At 30 June 1999              71             6             -             -            77
 ==========================================================================================

      CENTAUR COMMUNICATIONS LIMITED

10    INVESTMENTS


                                      INVESTMENTS
                                    IN SUBSIDIARY  UNLISTED TRADE
                                     UNDERTAKINGS     INVESTMENTS         TOTAL
                                      (POUND)'000     (POUND)'000   (POUND)'000
 GROUP

 COST AND NET BOOK AMOUNT
 At 1 July 1999                                 -             404           404
 Additions                                      -               -             -
 Disposals                                      -             (45)          (45)
 --------------------------------------------------------------------------------

 AT 30 JUNE 2000                                -             359           359
 --------------------------------------------------------------------------------


 COMPANY

 COST
 At 1 July 1999 - as previously             7,233             180         7,413
 reported
 Prior year adjustment -                       53               -            53
 reclassification (note 1)
 --------------------------------------------------------------------------------

 At 1 July 1999 - as restated               7,286             180         7,466
 Disposals                                      -             (45)          (45)
 --------------------------------------------------------------------------------

 At 30 June 2000                            7,286             135         7,421
 --------------------------------------------------------------------------------

 PROVISIONS
 At 1 July 1999 and 30 June 2000           (3,130)              -        (3,130)
 --------------------------------------------------------------------------------

 NET BOOK AMOUNT
 AT 30 JUNE 2000                            4,156             135         4,291
 --------------------------------------------------------------------------------

 At 30 June 1999 - as restated              4,156             180         4,336
 --------------------------------------------------------------------------------

In the opinion of the Directors, the value of the Group's investments is not less than their carrying amount.

During the year, the Company disposed of a trade investment for proceeds of (pound)674,000 and realised a profit of (pound)629,000.

      CENTAUR COMMUNICATIONS LIMITED

10    INVESTMENTS (CONTINUED)

      PRINCIPAL SUBSIDIARY UNDERTAKINGS AT 30 JUNE 2000


                                HOLDING OF ORDINARY SHARES
                                      GROUP  COMPANY
 NAME                                     %        %   PRINCIPAL ACTIVITY

 Chiron Communications Limited          100      100   Magazine publishing

 Hali Publications Limited              100     69.6   Magazine publishing

 Ascent Publishing Limited              100      100   Magazine  publishing

 IFA Events Limited                      51       51   Exhibitions

 Your Business Magazine Limited         100      100   Holding company

 Perfect Information Limited          99.78    99.78   Financial information
                                                       services

 Consultancy Europe                     100      100   Legal information
 Associates Limited                                    services

In addition to the holdings above, the Company holds 100% of the issue preference share capital of Hali Publications Limited.

All the above subsidiary undertakings are incorporated in England and Wales. A full list of subsidiary undertakings will be included with the Company's next annual return.


11    STOCKS


                                              2000                     1999
                           -----------------------  -----------------------
                                 GROUP     COMPANY        GROUP     COMPANY
                           (POUND)'000 (POUND)'000  (POUND)'000 (POUND)'000

 Raw materials                     158           -         124           -
 Work in progress                  299           -         323           -
 Goods for resale                    6           -          32           -
---------------------------------------------------------------------------

                                   463           -         479           -
---------------------------------------------------------------------------

      CENTAUR COMMUNICATIONS LIMITED

12    DEBTORS


                                                                      1999
                                              2000               (RESTATED)
                           -----------------------  -----------------------
                                 GROUP     COMPANY       GROUP     COMPANY
                           (POUND)'000 (POUND)'000 (POUND)'000 (POUND)'000

 Trade debtors                  19,289           -      13,915           -
 Amounts owed by Group
   undertakings                      -      58,980           -      57,468
 Other debtors                     439          69         305          45
 Prepayments and accrued
   income                          708           -       1,284         566
---------------------------------------------------------------------------

                                20,436      59,049      15,504      58,079
---------------------------------------------------------------------------


13    CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                                      1999
                                              2000               (RESTATED)
                           -----------------------  -----------------------
                                 GROUP     COMPANY       GROUP     COMPANY
                           (POUND)'000 (POUND)'000 (POUND)'000 (POUND)'000

 Bank and other
   borrowings (note 15)          1,950       1,950       1,300       1,300
 Amounts owed to Group
   undertakings                      -      15,360           -      15,360
 Trade creditors                 1,763           -         586           -
 Corporation tax                   343           8         899          20
 Social security and
   other taxes                   2,710           -         111          15
 Other creditors                   170          76         577          20
 Accruals and deferred
   income                       14,606         308      14,565         397
 Deferred consideration
   for acquisitions                  -           -         427           -
---------------------------------------------------------------------------

                                21,542      17,702      18,465      17,112
---------------------------------------------------------------------------


14    CREDITORS: AMOUNTS FALLING DUE AFTER MORE THAN ONE YEAR

                                              2000                     1999
                           -----------------------  -----------------------
                                 GROUP     COMPANY       GROUP     COMPANY
                           (POUND)'000 (POUND)'000 (POUND)'000 (POUND)'000

 Bank and other
   borrowings (note 15)         21,532      21,532      22,939      22,939
---------------------------------------------------------------------------

      CENTAUR COMMUNICATIONS LIMITED

15    BANK AND OTHER BORROWINGS


                                                                     1999
                                                         2000   (RESTATED)
 GROUP AND COMPANY                                (POUND)'000 (POUND)'000

 Revolving credit facility                             13,000      11,500
 Term loan                                             10,700      13,000
 Issue costs of term loan                                (300)       (300)
 --------------------------------------------------------------------------

                                                       23,400      24,200
 Amortisation of issue costs                               82          39
 --------------------------------------------------------------------------

                                                       23,482      24,239
 --------------------------------------------------------------------------


 The principal amounts of these borrowings are repayable as follows:

 Within 1 year:
 Term loan                                              1,950       1,300
 --------------------------------------------------------------------------

 Between 1 and 2 years:
 Term loan                                              1,950       1,950
 --------------------------------------------------------------------------

 Between 2 and 5 years:
 Revolving credit facility                             13,000       8,100
 Term loan                                              6,800       7,150
 --------------------------------------------------------------------------

                                                       19,800      15,250
 --------------------------------------------------------------------------

 After more than 5 years:
 Revolving credit facility                                  -       3,400
 Term loan                                                  -       2,600
 --------------------------------------------------------------------------

                                                            -       6,000
 --------------------------------------------------------------------------

The Term Loan was granted on 4 August 1998 and is guaranteed by the Company's subsidiaries, Chiron Communications Limited, Ascent Publishing Limited, Hali Publications Limited and Your Business Magazine Limited. It is repayable in quarterly installments commencing 30 September 1999 and ending 30 June 2005. The interest rate is calculated by reference to a formula and approximated to 7.1% per annum in 1999 and 7.2% per annum in 2000.

The Revolving Credit Facility was granted on 4 August 1998 and is guaranteed by the Company's subsidiaries, Chiron Communications Limited, Ascent Publishing Limited, Hali Publications Limited and Your Business Magazine Limited. The maximum facility allowed is (pound)17,000,000 reducing quarterly from 30 September 1999 to zero at 30 June 2005. The interest rate is calculated by reference to a formula and approximated to 6.9% per annum in 1999 and 7.2% per annum in 2000.

Both the above cross guarantees are secured by fixed and floating charges over the Company's assets.

On 5 August 1999 the Company entered into an interest rate swap arrangement, under which the variable rate applying to a principal amount of (pound)11,833,000 of the Term Loan is swapped to a fixed rate of 6.98% until 30 June 2002.

      CENTAUR COMMUNICATIONS LIMITED

16    PROVISIONS FOR LIABILITIES AND CHARGES


                                                                          LONG TERM
                                                                EXECUTIVE INCENTIVE
                                             DEFERRED TAX                   SCHEMES                     TOTAL
                                 ------------------------  ------------------------  ------------------------
                                       GROUP      COMPANY        GROUP      COMPANY        GROUP      COMPANY
                                 (POUND)'000  (POUND)'000  (POUND)'000  (POUND)'000  (POUND)'000  (POUND)'000
 At 1 July 1999 - as restated            725        1,255          345            -        1,070        1,255
 (Credit)/charge for the year           (101)         (1)          451            -          350          (1)
-------------------------------------------------------------------------------------------------------------

 AT 30 JUNE 2000                         624        1,254          796            -        1,420        1,254
-------------------------------------------------------------------------------------------------------------

The provision for deferred tax comprises the following amounts:


                                                                               1999
                                                     2000                (RESTATED)
                                 ------------------------  ------------------------
                                       GROUP      COMPANY        GROUP      COMPANY
                                 (POUND)'000  (POUND)'000  (POUND)'000  (POUND)'000
 Accelerated capital allowances           96           13          176          14
 Other timing differences                528        1,241          549       1,241
-----------------------------------------------------------------------------------

                                         624        1,254          725       1,255
-----------------------------------------------------------------------------------


Unprovided deferred tax liabilities comprise the following amounts:


                                                     2000                      1999
                                 ------------------------  ------------------------
                                       GROUP      COMPANY        GROUP      COMPANY
                                 (POUND)'000  (POUND)'000  (POUND)'000  (POUND)'000

 Accelerated capital allowances            -            -            -           -
 Other timing differences                357          357          357         357
-----------------------------------------------------------------------------------

                                         357          357          357         357
-----------------------------------------------------------------------------------

Provision is made for amounts that are likely to become payable under certain profit-related executive incentive schemes. Under the schemes a single payment will be made to the individuals concerned based on the performance of the relevant business segment over a rolling 3-year period. The individuals have the option at the end of a financial year to receive the payment on the basis of the most recent 3 years' results, or to carry forward the scheme.

      CENTAUR COMMUNICATIONS LIMITED

17    CALLED UP SHARE CAPITAL, SHARE PREMIUM ACCOUNT AND CAPITAL REDEMPTION
      RESERVE


                                                          SHARE       CAPITAL
                                         CALLED UP      PREMIUM    REDEMPTION
                                     SHARE CAPITAL      ACCOUNT       RESERVE
                                       (POUND)'000  (POUND)'000   (POUND)'000

 At 1 July 1999                             1,531        13,364           483
 Shares issued during the year                  1            14             -
-----------------------------------------------------------------------------

 AT 30 JUNE 2000                            1,532        13,378           483
-----------------------------------------------------------------------------



CALLED UP SHARE CAPITAL
                                                           2000          1999
                                                    (POUND)'000   (POUND)'000

 AUTHORISED
 50,000,000 Ordinary shares of 10p each                   5,000         5,000
-----------------------------------------------------------------------------

 ALLOTTED AND FULLY PAID
 15,324,257 Ordinary shares of 10p each (1999:
   15,309,257)                                            1,532         1,531
-----------------------------------------------------------------------------


During the year employees of the Group exercised their options over ordinary shares in the Company at a price of (pound)1.00 per share as follows:

                                                                    NUMBER OF
DATE OF EXERCISE                                                       SHARES

 22 November 1999                                                      12,000
 2 March 2000                                                           3,000
-----------------------------------------------------------------------------

                                                                       15,000
-----------------------------------------------------------------------------

As at 30 June 2000 options have been granted and agreed to be granted to certain directors and employees to subscribe for a total of 1,881,396 ordinary shares of 10p each at varying times and prices up to August 2006. The directors' options are disclosed in the directors' report.

      CENTAUR COMMUNICATIONS LIMITED

18    PROFIT AND LOSS ACCOUNT


                                                                GROUP           COMPANY
                                                          (POUND)'000       (POUND)'000

 At 1 July 1999 - as previously reported                     (18,007)             7,308
 Prior year adjustment (note 1)                               (2,599)                 -
---------------------------------------------------------------------------------------

 At 1 July 1999 - as restated                                (20,606)             7,308
 Retained profit for the financial year                        2,451                937
---------------------------------------------------------------------------------------

 AT 30 JUNE 2000                                             (18,155)             8,245
---------------------------------------------------------------------------------------

At 30 June 2000, (pound)98,000 of goodwill remained eliminated directly against the profit and loss account reserve. This will be charged to the profit and loss account in the period in which disposal of the related business is made.

Of the Company's profit and loss account at 30 June 2000, (pound)1,014,000 is regarded as being available for distribution. In addition, a further (pound)2,078,000 may become available for distribution if dividends are declared and paid up to the Company by subsidiaries.

The Company has taken advantage of the exemption available under section 230 of the Companies Act 1985 and has not presented its own profit and loss account in these financial statements. Of the Group profit for the financial year, (pound)937,000 (1999 as restated: (pound)77,000) is dealt with in the financial statements of the Company.


19    CAPITAL COMMITMENTS


                                                                     2000              1999
                                                              (POUND)'000       (POUND)'000

 Contracted but not provided for in the financial statements            -                43
-------------------------------------------------------------------------------------------


20    OPERATING LEASE COMMITMENTS

The operating lease rentals which are payable within one year of the balance sheet date are as follows:

                                 LAND AND BUILDINGS                 EQUIPMENT
                           ------------------------  ------------------------
                                  2000         1999         2000         1999
                           (POUND)'000  (POUND)'000  (POUND)'000  (POUND)'000
 Leases expiring:
 -   within 1 year                   -          525           13            3
 -   between 2 and 5 years          17          142          101          230
 -   after 5 years               2,134        1,092            -           31
-----------------------------------------------------------------------------

                                 2,151        1,759          114          264
-----------------------------------------------------------------------------

      CENTAUR COMMUNICATIONS LIMITED

21    PENSION SCHEMES

The Group contributes to individual and collective money purchase pension schemes in respect of directors and employees once they have completed the requisite period of service. The charge for the year in respect of these pension schemes is shown in note 4.


22    CONTINGENT LIABILITIES

The Company, together with its subsidiary undertakings, has granted a cross guarantee in favour of its bankers in respect of the bank borrowings of the Group. The guarantee is secured by fixed and floating charges over the Group's assets.


23    NET CASH INFLOW FROM OPERATING ACTIVITIES


Reconciliation of operating profit to net cash                                    1999
inflow from operating activities:                               2000        (RESTATED)
                                                         (POUND)'000       (POUND)'000

 Operating profit                                              5,321             3,809
 Depreciation of tangible fixed assets                         2,791             1,861
 Amortisation of goodwill                                        829               441
 Loss/(profit) on disposal of tangible fixed assets                1               (35)
 Remuneration element of share options (note 1)                    -               130
 Decrease/(increase) in stocks                                    16               (21)
 Increase in debtors                                          (4,932)           (3,992)
 Increase in creditors                                         3,034             2,709
 Increase in provisions                                          451               345
---------------------------------------------------------------------------------------

 Net cash inflow from operating activities                     7,511             5,247
---------------------------------------------------------------------------------------


24    ANALYSIS OF MOVEMENT IN NET DEBT

                             AT 1 JULY                 OTHER NON-   AT 30 JUNE
                                  1999    CASH FLOW  CASH CHANGES         2000
                           (POUND)'000  (POUND)'000   (POUND)'000  (POUND)'000

 Cash at bank and in hand          734          402             -        1,136
------------------------------------------------------------------------------

 Debt due within 1 year
   (before issue costs)        (1,300)        1,300       (1,950)      (1,950)
 Debt due after 1 year
   (before issue costs)       (23,200)        (500)         1,950     (21,750)
------------------------------------------------------------------------------

                              (24,500)          800             -     (23,700)
------------------------------------------------------------------------------

                              (23,766)        1,202             -     (22,564)
------------------------------------------------------------------------------

      CENTAUR COMMUNICATIONS LIMITED

25    RECONCILIATION OF NET CASH FLOWS TO MOVEMENTS IN NET DEBT


                                                                2000              1999
                                                         (POUND)'000       (POUND)'000

 INCREASE/(DECREASE) IN CASH IN THE YEAR                         402           (4,403)

 Cash outflow/(inflow) from changes in debt                      800          (24,500)
--------------------------------------------------------------------------------------

 Change in net debt resulting from cash flows                  1,202          (28,903)
--------------------------------------------------------------------------------------

 MOVEMENT IN NET DEBT IN THE YEAR                              1,202          (28,903)

 Net debt at 1 July 1999 (before issue costs)                (23,766)           5,137
--------------------------------------------------------------------------------------

 Net debt at 30 June 2000 (before issue costs)               (22,564)         (23,766)
--------------------------------------------------------------------------------------


26 RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES ("US GAAP")

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United Kingdom ("UK GAAP"), which differs in certain significant respects from US GAAP. Such differences include methods for measuring the amounts shown in the financial statements, as well as additional disclosures required by US GAAP.

The effect on the consolidated net income and shareholders' equity of applying the significant differences between UK GAAP and US GAAP is summarised in the reconciliation statements below:


                                                                                  1999
                                                                2000        (RESTATED)
                                                         (POUND)'000       (POUND)'000

(A)  RECONCILIATION OF NET INCOME

Net income in accordance with UK GAAP                          2,451             1,357
Amortisation of goodwill (1)                                     276               147
--------------------------------------------------------------------------------------

Net income in accordance with US GAAP                          2,727             1,504
--------------------------------------------------------------------------------------

(B)  RECONCILIATION OF SHAREHOLDERS' EQUITY

Shareholders' equity in accordance with UK GAAP               (2,762)           (5,228)
Amortisation of goodwill (1)                                   1,273               997
Reinstatement of goodwill written off (2)                         98                98
Remuneration element of equity share options (3)              (1,499)           (1,509)
--------------------------------------------------------------------------------------

                                                              (2,890)           (5,642)
--------------------------------------------------------------------------------------

      CENTAUR COMMUNICATIONS LIMITED

26 RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES ("US GAAP")(CONTINUED)


                                                                                  1999
                                                                2000        (RESTATED)
                                                         (POUND)'000       (POUND)'000

(C)  CHANGES IN US GAAP SHAREHOLDERS' EQUITY

Shareholders' equity at the beginning of the year            (5,642)            10,031
Net income                                                    2,727              1,504
Exercise or lapse of equity share options (3)                    10                111
Issue of share capital                                           15                 93
Repurchase of own equity shares (4)                               -            (17,381)
---------------------------------------------------------------------------------------

                                                             (2,890)            (5,642)
---------------------------------------------------------------------------------------


(1) Under UK GAAP, goodwill is being amortised over a maximum period of 20 years, following the adoption of FRS 10. In accordance with US GAAP goodwill is amortised over an estimated economic life of 30 years.

(2) Under UK GAAP, the group has previously written off goodwill of (pound)98,000 directly to shareholders' equity. Under US GAAP, the goodwill is reinstated and is being amortised over 30 years.

(3) Under UK GAAP, the remuneration element of stock options is charged against net income in the period between the options being granted and the date of vesting, with an equal amount credited directly to shareholders' equity. Under US GAAP, an available alternative method is to charge net income and credit a liability account, with the balance on the liability account being subsequently transferred to shareholders' equity as the options are exercised or lapse.

     The Group has adopted this available alternative method and accordingly a GAAP difference arises in shareholders' equity.

(4) Under UK GAAP, on the repurchase and subsequent cancellation of own equity shares, the amount paid for the equity shares is charged to reserves within shareholders' equity, and the nominal value of the equity shares is transferred to a capital redemption reserve. Under US GAAP the amount paid for the equity shares would be debited to a "treasury stock" account within shareholders' equity. On subsequent cancellation, this debit to treasury stock would be reversed, and the amount paid for the repurchase of the equity shares (less their nominal value) would be charged against either retained earnings or an "additional paid-in capital" account within shareholders' equity. There is thus no net difference arising in shareholders' equity between the two methods.

(5) Under UK GAAP, the deferred tax effects of timing differences existing at the balance sheet date are calculated under the liability method (using tax rates likely to apply in the future when the timing differences will reverse). However, the Group is not required to record the full liability, and may elect to use the partial provision approach. Under the partial provision approach, the amount of deferred tax to be provided is the liability that is expected to arise in the future based on a projection of the extent to which the cumulative timing differences existing at the balance sheet date are expected to reverse. Under US GAAP deferred taxes are provided for on a full liability basis. Under the full liability method, deferred tax assets and liabilities are recognised between the financial and tax bases of assets and liabilities and

      CENTAUR COMMUNICATIONS LIMITED

26 RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES ("US GAAP") (CONTINUED)


     for tax loss carry forwards at the statutory rate of each reporting date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realised.

     A subsidiary undertaking of Centaur Communications Limited, Perfect Information Limited, incurred tax losses up to April 1998 of (pound)3,169,000, which under UK tax law are carried forward indefinitely to be offset against taxable profits arising from the same trade. The company has not made a taxable profit in the recent past and it is currently uncertain as to when or if the losses may be utilised in the future. Accordingly under US GAAP a full valuation allowance has been set against the related deferred tax asset. Tax losses incurred since April 1998 have been available and used for offset against profits arising elsewhere in the Group.