Form 10-Q
period 2001-03-03
GRIFFIN LAND & NURSERIES INC
filed 2001-04-12
CIK 1037390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10Q
                                Quarterly Report
                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the 13 Weeks Ended                                   Commission File No.
March 3, 2001                                            0-29288


                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                  06-0868496
(state or other jurisdiction of incorporation             (IRS Employer
or organization)                                          Identification Number)

One Rockefeller Plaza, New York, New York                        10020
(Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number including Area Code       (212) 218-7910




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes /X/       No / /



    Number of shares of Common Stock outstanding at March 30, 2001: 4,862,704

                         GRIFFIN LAND & NURSERIES, INC.
                                    Form 10Q






PART I    FINANCIAL INFORMATION                                        Page


          Consolidated Statement of Operations
          13 Weeks Ended March 3, 2001 and February 26, 2000              3

          Consolidated Balance Sheet
          March 3, 2001 and December 2, 2000                              4

          Consolidated Statement of Stockholders' Equity
          13 Weeks Ended March 3, 2001 and February 26, 2000              5

          Consolidated Statement of Cash Flows
          13 Weeks Ended March 3, 2001 and February 26, 2000              6

          Notes to Consolidated Financial Statements                      7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  13

          Quantitative and Qualitative Disclosures About Market Risk     16


PART II   OTHER INFORMATION                                              17


SIGNATURES                                                               18

PART I
Item 1.  Financial Statements

                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Operations
                  (dollars in thousands, except per share data)
                                  (unaudited)


                                                   FOR THE 13 WEEKS ENDED,
                                                   ----------------------
                                                   Mar. 3,       Feb. 26,
                                                      2001           2000
                                                   -------        -------
Net sales and other revenue                        $ 3,947        $ 5,550
Cost and expenses:
Cost of goods sold                                   2,926          3,758
Selling, general and administrative expenses         3,442          4,167
                                                   -------        -------
Operating loss                                      (2,421)        (2,375)
Gain on sale of Sales and Service Centers            9,469             --
Interest expense                                       136            212
Interest income                                         51             21
                                                   -------        -------
Income (loss) before income tax provision            6,963         (2,566)
Income tax provision (benefit)                       2,750         (1,026)
                                                   -------        -------
Income (loss) before equity investment               4,213         (1,540)
Income (loss) from equity investment                   153           (164)
                                                   -------        -------
Net income (loss)                                  $ 4,366        $(1,704)
                                                   =======        =======

Basic net income (loss) per common share           $  0.90        $ (0.35)
                                                   =======        =======
Diluted net income (loss) per common share         $  0.88        $ (0.35)
                                                   =======        =======






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                           Consolidated Balance Sheeet
                  (dollars in thousands, except per share data)
                                  (unaudited)


                                                                  Mar. 3,        Dec. 2,
                                                                     2001           2000
                                                                 --------       --------
ASSETS
Current Assets
Cash and cash equivalents                                        $  4,329       $  1,126
Accounts receivable, less allowance of $396 and $580                  941          5,920
Inventories                                                        31,507         31,869
Deferred income taxes                                               2,413          2,967
Other current assets                                                4,969          3,346
                                                                 --------       --------
Total current assets                                               44,159         45,228
Real estate held for sale or lease, net                            43,658         41,221
Investment in Centaur Communiciations, Ltd.                        16,835         16,682
Property and equipment, net                                         9,542         17,069
Other assets                                                       11,285          6,456
                                                                 --------       --------
Total assets                                                     $125,479       $126,656
                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities                         $  8,176       $  8,341
Income taxes payable                                                2,745             --
Long-term debt due within one year                                    356          7,694
                                                                 --------       --------
Total current liabilities                                          11,277         16,035
Long-term debt                                                      8,906          9,008
Deferred income taxes                                               2,129          2,729
Other noncurrent liabilities                                        3,711          3,794
                                                                 --------       --------
Total liabilities                                                  26,023         31,566
                                                                 --------       --------
Commitments and contingencies                                          --             --

Common stock, par value $0.01 per share, 10,000,000 shares
  authorized, 4,862,704 shares issued and outstanding                  49             49
Additional paid-in capital                                         93,584         93,584
Retained earnings                                                   5,637          1,271
Accumulated other comprehensive income                                186            186
                                                                 --------       --------
Total stockholders' equity                                         99,456         95,090
                                                                 --------       --------
Total liabilities and stockholders' equity                       $125,479       $126,656
                                                                 ========       ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                 Consolidated Statement of Stockholders' Equity
                             (dollars in thousands)
                                   (unaudited)


                                                                                        Accumulated
                                 Shares of                  Additional     Retained           Other
                                    Common        Common       Paid-in     Earnings   Comprehensive
                                     Stock         Stock       Capital     (Deficit)         Income         Total
                                 ---------     ---------     ---------     ---------      ---------     ---------
Balance at November 27, 1999     4,862,704     $      49     $  93,584     $    (363)     $      --     $  93,270

Net loss                                --            --            --        (1,704)            --        (1,704)
                                 ---------     ---------     ---------     ---------      ---------     ---------

Balance at February 26, 2000     4,862,704     $      49     $  93,584     $  (2,067)     $      --     $  91,566
                                 =========     =========     =========     =========      =========     =========


Balance at December 2, 2000      4,862,704     $      49     $  93,584     $   1,271      $     186     $  95,090

Net income                              --            --            --         4,366             --         4,366
                                 ---------     ---------     ---------     ---------      ---------     ---------

Balance at March 3, 2001         4,862,704     $      49     $  93,584     $   5,637      $     186     $  99,456
                                 =========     =========     =========     =========      =========     =========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)
                                   (unaudited)



                                                                                  FOR THE 13 WEEKS ENDED,
                                                                                  ----------------------
                                                                                   Mar. 3,      Feb. 26,
                                                                                      2001          2000
                                                                                  --------      --------
Operating activities:
Net income (loss)                                                                 $  4,366      $ (1,704)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                       724           624
   Gain on sale of Sales and Service Centers                                        (9,469)           --
   (Income) loss from equity investment                                               (153)          164
   Deferred income taxes                                                               (46)       (1,026)
Changes in assets and liabilities, net of effect of the sale of the Sales and
   Service Centers:
   Accounts receivable                                                               3,560         4,166
   Inventories                                                                      (4,091)       (4,257)
   Other current assets                                                             (2,655)         (134)
   Accounts payable and accrued liabilities                                            554            37
   Income taxes payable                                                              2,745            --
   Other, net                                                                          (88)          575
                                                                                  --------      --------
Net cash used in operating activities                                               (4,553)       (1,555)
                                                                                  --------      --------

Investing activities:
Proceeds from sale of the Sales and Service Centers                                 18,390            --
Additions to real estate held for sale or lease                                     (2,937)         (629)
Additions to property and equipment                                                   (290)         (631)
                                                                                  --------      --------
Net cash provided by (used in) investing activities                                 15,163        (1,260)
                                                                                  --------      --------

Financing activities:
Payments of debt                                                                   (12,082)          (87)
Increase in debt                                                                     4,675         1,235
                                                                                  --------      --------
Net cash (used in) provided by financing activities                                 (7,407)        1,148
                                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents                                 3,203        (1,667)
Cash and cash equivalents at beginning of period                                     1,126         2,003
                                                                                  --------      --------
Cash and cash equivalents at end of period                                        $  4,329      $    336
                                                                                  ========      ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GRIFFIN LAND & NURSERIES, INC.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                  (unaudited)

1. Basis of Presentation

         The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), and Griffin's Connecticut and Massachusetts based real estate business
("Griffin Land"), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 2000 Financial Statements included in the Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2001, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim period have been reflected.

         In 2000, the Financial Accounting Standards Board's Emerging
Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", which Griffin adopted at the beginning of fiscal 2001. EITF 00-10 stated that all amounts billed to customers for shipping and handling should be included in net sales and the cost of shipping and handling should be included in cost of sales. To reflect the adoption of EITF 00-10, net sales and cost of sales for the thirteen weeks ended February 26, 2000 have been increased by $88 and $95, respectively, and selling, general and administrative expenses for the thirteen weeks ended February 26, 2000 have been reduced by $7. There is no effect on operating results as a result of the adoption of EITF 00-10.

         The results of operations for the thirteen weeks ended March 3, 2001, are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.  Sale of Sales and Service Centers

         On January 26, 2001, Imperial completed the sale of all of the assets of its seven wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. ("Shemin"). Shemin also assumed certain liabilities related to the SSCs. The SSCs sold a wide variety of plant material and horticultural tools and products to the landscape trade, and were located in Windsor, Connecticut; Aston and Pittsburgh, Pennsylvania; Columbus and Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia. A portion of the products sold by the SSCs were grown by Imperial's farming operations. Imperial's only continuing involvement in Shemin is a three year supply agreement pursuant to which Shemin is obligated to purchase Imperial grown product for the SSCs. The net book value of the assets sold and liabilities assumed by Shemin was $13.5 million. For the thirteen weeks ended March 3, 2001, the net sales of the SSCs were $1.9 million and the SSCs incurred an operating loss of $0.8 million through the date of the sale. For the thirteen weeks ended February 26, 2000, net sales of the SSCs were $3.7 million and the SSCs incurred an operating loss of $0.9 million. Imperial will continue in the landscape nursery business with its container growing operations in Connecticut and northern Florida.

         The consideration received by Imperial on the sale of the SSCs included cash of $18.4 million, after expenses. Cash of $11.2 million from the sale was used to repay all of the amounts outstanding under Griffin's Revolving Credit Agreement. The remaining cash is being held for general corporate purposes. In addition to the cash payment, Griffin received 20,570 shares of common stock (representing approximately 13.8% of the outstanding common stock) of Shemin Acquisition Corporation ("Acquisition"), the parent company of Shemin. The common stock of Acquisition is valued at $6.1 million and is included in other assets on the accompanying balance sheet. As a result of Griffin retaining a common equity ownership interest in Acquisition, $1.5 million of the gain has been deferred, and is offset against the investment in Acquisition on Griffin's balance sheet. Imperial accounts for its investment in Acquisition under the cost method of accounting for investments.

         The sale of the SSCs reflected the disposition of the following assets and liabilities by Imperial:

               Accounts receivable, net    $ 1,407
               Inventories                   4,453
               Other current assets          1,037
               Fixed assets, net             7,393
               Other assets                    161
                                           -------
                                            14,451
               Accounts payable and
                 accrued liabilities          (719)
               Capital leases                 (271)
                                           -------
               Net assets disposed         $13,461
                                           =======

         The following unaudited Pro Forma Condensed Consolidated Statement of Operations for the thirteen weeks ended March 3, 2001 and February 26, 2000 include pro forma adjustments to reflect the sale of the SSCs as if it had taken place at the beginning of the respective fiscal periods. Such adjustments include the elimination of sales, cost of sales and direct operating expenses of the SSCs, the elimination of salaries and benefits of employees terminated as a result of the sale of the SSCs, the inclusion of sales from Imperial's growing operations to the SSCs acquired by Shemin, the effect of the net cash proceeds on Griffin's interest expense and interest income, and adjustment to Griffin's income tax provision.

         In the opinion of management, all adjustments necessary to fairly present this pro forma information have been made. The pro forma information does not purport to be indicative of the results that would have been reported had this transaction actually occurred on the dates specified, nor is it indicative of Griffin's future results.


            Pro Forma Condensed Consolidated Statement of Operations


                                                   FOR THE 13 WEEKS ENDED,
                                                   -----------------------
                                                   Mar. 3,       Feb. 26,
                                                      2001           2000
                                                   -------        -------

Net sales and other revenue                        $ 2,064        $ 2,114
Costs and expenses:
Cost of goods sold                                   1,495          1,357
Selling, general and administrative expenses         2,128          2,114
                                                   -------        -------
Operating loss                                      (1,559)        (1,357)
Gain on sale of Sales and Service Centers            9,469          9,469
Interest income, net                                    75            112
                                                   -------        -------
Income before income tax provision                   7,985          8,224
Income tax provision                                 3,154          3,228
                                                   -------        -------
Income before equity investment                      4,831          4,996
Income (loss) from equity investment                   153           (164)
                                                   -------        -------
Net income                                         $ 4,984        $ 4,832
                                                   =======        =======

Basic net income per share                         $  1.02        $  0.99
                                                   =======        =======

Diluted net income per share                       $  1.01        $  0.98
                                                   =======        =======

3.  Industry Segment Information

         Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

                                                  FOR THE 13 WEEKS ENDED,
                                                --------------------------
                                                  Mar. 3,         Feb. 26,
                                                     2001             2000
                                                ---------        ---------
Net sales and other revenue
Landscape nursery                               $   2,406        $   4,218
Real estate                                         1,541            1,332
                                                ---------        ---------
                                                $   3,947        $   5,550
                                                =========        =========
Operating loss
Landscape nursery                               $  (1,885)       $  (2,098)
Real estate                                          (151)             129
                                                ---------        ---------
Industry segment totals                            (2,036)          (1,969)
General corporate expense                             385              406
Interest expense, net                                  85              191
Gain on sale of Sales and Service Centers           9,469               --
                                                ---------        ---------
Income (loss) before income taxes               $   6,963        $  (2,566)
                                                =========        =========

                                                  Mar. 3,          Dec. 2,
                                                     2001             2000
                                                ---------        ---------
Identifiable assets
Landscape nursery                               $  47,201        $  56,336
Real estate                                        51,673           46,814
                                                ---------        ---------
Industry segment totals                            98,874          103,150
General corporate                                  26,605           23,506
                                                ---------        ---------
                                                $ 125,479        $ 126,656
                                                =========        =========

         See Note 4 for information on Griffin's equity investment in Centaur Communications, Ltd.

4.  Equity Investment

         Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur Communications, Ltd. ("Centaur") under the equity method of accounting for investments. Centaur reports on a June 30 fiscal year. The unaudited summarized financial data presented below was derived from consolidated financial statements of Centaur for the six month period ended December 31, 2000 which were prepared in accordance with generally accepted accounting principles in the United Kingdom. Griffin's equity income reflects adjustments necessary to present Centaur's results in accordance with generally accepted accounting principles in the United States of America. Griffin's equity results from Centaur for the thirteen weeks ended March 3, 2001 reflect Centaur's results for the three months ended December 31, 2000.

                                                             THREE MONTHS ENDED,
                                                          -----------------------
                                                          Dec. 31,       Feb. 26,
                                                              2000           2000
                                                          --------       --------
         Net sales                                        $ 28,005       $ 22,874
         Costs and expenses                                 25,467         22,009
                                                          --------       --------
         Operating profit                                    2,538            865
         Nonoperating expense, principally interest          1,073            871
                                                          --------       --------
         Income (loss) before taxes                          1,465             (6)
         Income tax provision                                  627             48
                                                          --------       --------
         Net income (loss)                                $    838       $    (54)
                                                          ========       ========


                                            Dec. 31,       Sept. 30,
                                                2000            2000
                                            --------        --------
        Current assets                      $ 31,881        $ 30,980
        Intangible assets                     20,615          20,994
        Other assets                          11,314          10,845
                                            --------        --------
        Total assets                        $ 63,810        $ 62,819
                                            ========        ========

        Current liabilities                 $ 35,198        $ 30,108
        Debt                                  27,867          33,320
        Other liabilities                      3,939           3,419
                                            --------        --------
        Total liabilities                     67,004          66,847
        Accumulated deficit                   (3,194)         (4,028)
                                            --------        --------
        Total liabilities and deficit       $ 63,810        $ 62,819
                                            ========        ========


5.  Long-Term Debt

    Long-term debt includes:


                                             Mar. 3,         Dec. 2,
                                                2001            2000
                                            --------        --------
        Mortgages                           $  8,558        $  8,590
        Griffin Credit Agreement                  --           7,300
        Capital Leases                           704             812
                                            --------        --------
        Total                                  9,262          16,702
        Less: due within one year                356           7,694
                                            --------        --------
        Total long-term debt                $  8,906        $  9,008
                                            ========        ========


         Cash received from the sale of the SSCs was used to repay all of the amounts outstanding under the Griffin Credit Agreement. On March 12, 2001, Griffin entered into a nonrecourse mortgage of $6.4 million on a building currently under construction by Griffin Land. The mortgage has an interest rate of 8.125% and a term of fifteen years with payments based on a twenty year amortization period.

6.  Stock Options

         On December 19, 2000, Griffin's Board of Directors authorized the issuance of an additional 40,300 options under the Griffin Land and Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"). These options were issued at the market value of Griffin stock on the date they were authorized and vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. In the thirteen weeks ended March 3, 2001, 10,200 stock options were cancelled principally as a result of the sale of the SSCs on January 26, 2001.

         Activity under the Griffin Stock Option Plan is summarized as follows:


                                               Number of     Weighted Avg.
                                                 Options    Exercise Price
                                                --------    --------------
Outstanding at December 2, 2000                  627,807        $12.12
Issued after December 2, 2000                     40,300         13.00
Cancelled after December 2, 2000                 (10,200)        13.25
                                                --------        ------
Outstanding at March 3, 2001                     657,907        $12.16
                                                ========        ======

Number of option holders at March 3, 2001             28
                                                ========


                                                                   Weighted Avg.
                                                                       Remaining
                           Outstanding at     Weighted Avg.     Contractual Life
Range of Exercise Prices     Mar. 3, 2001    Exercise Price           (in years)
------------------------     ------------    --------------     ----------------

Under $3.00                     34,435          $  1.75               3.1
$3.00-$9.00                    100,172             7.52               5.0
Over $9.00                     523,300            13.73               7.4
                               -------
                               657,907
                               =======


         At March 3, 2001, there were 215,937 vested options outstanding under the Griffin Stock Option Plan with a weighted average price of $9.28 per share.

7.  Per Share Results

         Basic and diluted per share results were based on the following:


                                                                        FOR THE 13 WEEKS ENDED,
                                                                    ------------------------------
                                                                        Mar. 3,           Feb. 26,
                                                                           2001               2000
                                                                    -----------        -----------
          Net income (loss) as reported for computation of
            basic per share results                                 $     4,366        $    (1,704)
          Adjustment to net income (loss) for assumed
            exercise of options of equity investee (Centaur)                (20)                --
                                                                    -----------        -----------
          Adjusted net income (loss) for computation of
            diluted per share results                               $     4,346        $    (1,704)
                                                                    ===========        ===========
          Weighted average shares for computation of basic
            per share results                                         4,863,000          4,863,000
          Incremental shares from assumed exercise of Griffin
            stock options                                                72,000                 --
                                                                    -----------        -----------
          Adjusted weighted average shares for computation
            of diluted per share results                              4,935,000          4,863,000
                                                                    ===========        ===========

8.  Supplemental Financial Statement Information

         INVENTORIES

         Inventories consist of:


                                                   Mar. 3,               Dec. 2,
                                                      2001                  2000
                                                   -------               -------
              Nursery stock                        $30,363               $29,488
              Other                                  1,144                 2,381
                                                   -------               -------
                                                   $31,507               $31,869
                                                   =======               =======


         PROPERTY AND EQUIPMENT

         Property and equipment consist of:


                                                  Estimated Useful    Mar. 3,          Dec. 2,
                                                      Lives              2001             2000
                                                      -----          --------         --------
              Land and improvements                                  $  2,834         $  7,904
              Buildings                             10 to 40 years      2,890            5,145
              Machinery and equipment               3 to 20 years      14,590           16,985
                                                                     --------         --------
                                                                       20,314           30,034
              Accumulated depreciation                                (10,772)         (12,965)
                                                                     --------         --------
                                                                     $  9,542         $ 17,069
                                                                     ========         ========


         Griffin incurred capital lease obligations of $238 and $25, respectively, in the thirteen weeks ended March 3, 2001 and February 26, 2000.

         REAL ESTATE HELD FOR SALE OR LEASE

         Real estate held for sale or lease consists of:


                                                  Estimated Useful    Mar. 3,          Dec. 2,
                                                      Lives              2001             2000
                                                      -----          --------         --------
              Land                                                     $4,609          $ 4,686
              Land improvements                     15 years            3,753            3,753
              Buildings                             40 years           33,010           30,919
              Development costs                                        11,756           11,081
                                                                       ------           ------
                                                                       53,128           50,439
              Accumulated depreciation                                 (9,470)          (9,218)
                                                                      -------          -------
                                                                      $43,658          $41,221
                                                                      =======          =======

9.  Contingencies

         Griffin is involved, as a defendent, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material to financial position, results of operations or cash flows.

Item 2

                         GRIFFIN LAND & NURSERIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial, and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). Griffin also has an equity investment in Centaur Communications, Ltd. ("Centaur"), a magazine publishing business, based in the United Kingdom. On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. and its parent company, Shemin Acquisition Corporation. Imperial will continue in the landscape nursery business with its container growing operations in Connecticut and northern Florida. Imperial is currently expanding both of these operations. Griffin's statement of operations for the thirteen weeks ended March 3, 2001 includes the results of the SSCs through the sale.

         As a result of Griffin's adoption of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", Griffin has restated its net sales, cost of sales and selling, general and administrative expenses for the thirteen weeks ended February 26, 2000 to conform to the current year's presentation of shipping revenue and related costs. The adoption of EITF 00-10 had no effect on Griffin's operating results (see Note 1).

Results of Operations

         Thirteen Weeks Ended March 3, 2001 Compared to the Thirteen Weeks Ended February 26, 2001

         Griffin's net sales and other revenue were $3.9 million in the thirteen weeks ended March 3, 2001 (the "2001 first quarter") as compared to net sales and other revenue of $5.6 million in the thirteen weeks ended February 26, 2000 (the "2000 first quarter"). Net sales and other revenue at Imperial was $2.4 million in the 2001 first quarter as compared to $4.2 million in the 2000 first quarter. The decrease in net sales and other revenue at Imperial principally reflects the sale of the SSCs by Imperial in the 2001 first quarter. Net sales of container-grown plants from Imperial's farming operations were $0.5 million in the 2001 first quarter as compared to $0.7 million in the 2000 first quarter. Sales of container-grown plants are highly seasonal, peaking in the spring, and because Griffin's first quarter includes December through February, sales of container-grown plants are minimal during this quarter. At Griffin Land, net sales and other revenue increased to $1.5 million in the 2001 first quarter from $1.3 million in the 2000 first quarter. This increase principally reflects an increase of $0.2 million of revenue from property management services and an increase of $0.1 million in rental revenue from increases in rental rates and new tenants, partially offset by lower revenue from sales of residential land, which declined by $0.1 million in the 2001 first quarter as compared to the 2000 first quarter.

         Griffin incurred an operating loss of $2.4 million in the 2001 first quarter and the 2000 first quarter. The operating loss at Imperial was $1.9 million in the 2001 first quarter as compared to an operating loss of $2.1 million in the 2000 first quarter. The landscape nursery business historically incurs a first quarter operating loss because of the low volume of plant sales during this period. Griffin Land incurred an operating loss of $0.1 million in the 2001 first quarter as compared to an operating profit of $0.1 million in the 2000 first quarter. The lower results in the real estate business were due to lower profit on the residential land sales in the 2001 first quarter as compared to the 2000 first quarter. This reflected the mix of land sales in the 2001 first quarter, which were sold at substantially break even results as compared to the residential land sales in the 2000 first quarter, which were sold at a profit. The lower profit on residential land sales and higher operating expenses in the 2001 first quarter as compared to the 2000 first quarter more than offset increased profit generated from Griffin Land's commercial properties. Profit, before depreciation, at Griffin Land's commercial properties increased to $0.9 million in the 2001 first quarter from $0.8 million in the 2000 first quarter.

         The 2001 first quarter included a pretax gain of $9.5 million on the sale of Imperial's SSCs. The proceeds from the transaction included cash of $18.4 million and an approximate 14% equity ownership in Shemin Acquistion Corporation (see Note 2). There were no comparable transactions in the 2000 first quarter. The SSCs had been the principal contributor to the operating profit of Imperial over the past three fiscal years.

         Interest expense decreased from $0.2 million in the 2000 first quarter to $0.1 million in the 2001 first quarter. The lower interest expense reflects an increased amount of interest capitalized at Griffin Land in the 2001 first quarter as compared to the 2000 first quarter, partially offset by the effect of increased borrowing levels under Griffin's Credit Agreement prior to the sale of the SSCs.

         Griffin reported equity income from its investment in Centaur of $0.2 million in the 2001 first quarter as compared to an equity loss of $0.2 million in the 2000 first quarter. The higher equity results reflect increased revenue and operating profit at Centaur. Griffin's 2001 first quarter equity income reflects the change in the reporting periods, effective last year, whereby Griffin now reflects Centaur's results on a two month lag. Had the 2000 first quarter reflected the comparable months as the 2001 first quarter, Griffin's equity results would have been substantially break-even in the 2000 first quarter.

Liquidity and Capital Resources

         Griffin's net cash used in operating activities was $4.6 million in the 2001 first quarter as compared to $1.6 million in the 2000 first quarter. The increased use of cash principally reflects an increase of $2.5 million in other current assets principally for amounts due from JDS Corporation ("JDS") for reimbursement for tenant improvements in the building under construction by Griffin Land that is leased to JDS. Net income was $4.4 million in the 2001 first quarter as compared to a net loss of $1.7 million in the 2000 first quarter, with the increase in earnings due to the gain on the sale of Imperial's SSCs. Changes in income tax payable, deferred taxes and results of Griffin's equity investment substantially offset the effect of the higher net income.

         The increase in net cash provided by investing activities reflects the $18.4 million of net cash proceeds from the sale of the SSCs, partially offset by an increase in additions to Griffin Land's real estate assets. Additions to real estate assets were $2.9 million in the 2001 first quarter as compared to $0.6 million in the 2000 first quarter. The additions in the 2001 first quarter reflect principally the construction of the shell of a 165,000 square foot commercial building in Windsor, Connecticut after entering into a long-term lease with JDS. The shell will be completed in the 2001 second quarter at a total cost of approximately $7.7 million. The agreement with JDS provides JDS options to have Griffin Land construct two additional buildings of approximately 150,000 square feet each on land adjacent to the current building that is under construction. Additions to real estate in the 2001 first quarter also included construction, started in fiscal 2000, of a 40,000 square foot building in Bloomfield, Connecticut. This building is partially leased, with the balance verbally committed to be occupied. The cost of construction of this building is expected to be approximately $3.3 million and it is scheduled to be completed in the 2001 second quarter. Additions to Griffin Land's real estate assets in the 2001 first quarter also included work on the completion of the interior of an approximately 100,000 square foot warehouse in the New England Tradeport, the shell of which was completed in fiscal 1999. The interior is being completed as a result of leasing this space in the 2000 fourth quarter with occupancy expected in the 2001 second quarter.

         Capital expenditures in the 2001 first quarter were $0.3 million as compared to $0.6 million in the 2000 first quarter. The expenditures in the 2001 first quarter were principally to improve and expand Imperial's containerized plant growing facilities in northern Florida and Connecticut. The current phase of expansion projects at Imperial is expected to be completed over the next nine to twelve months at a projected total cost of $6.7 million, of which approximately $3.4 million had been expended through February 2001.

         Cash used in financing activities was $7.4 million in the 2001 first quarter as compared to cash provided by financing activities of $1.1 million in the 2000 first quarter. The cash used in the 2001 first quarter reflected the repayment of the entire amount of the Griffin Credit Agreement then outstanding ($11.2 million) with the net cash proceeds from the sale of the SSCs. The balance of the net cash proceeds from the sale of the SSCs is being held for general corporate purposes. The Griffin Credit Agreement expires on May 31, 2001 and management intends to obtain a successor credit agreement with the lender.

         On March 12, 2001 Griffin closed a nonrecourse mortgage of $6.4 million on the 165,000 square foot building that is currently under construction and is leased to JDS. The mortgage loan bears interest at 8.125% and has a term of fifteen years, with payments based on a twenty year amortization period.

         In fiscal 2001, Griffin Land is completing the two buildings that were under construction at the end of fiscal 2000 and anticipates additional construction activity that may include a new warehouse facility in the New England Tradeport, an additional building to be located in either Griffin Center in Windsor, Connecticut or Griffin Center South in Bloomfield, Connecticut and an additional building in Griffin Center to be leased to JDS, if JDS exercises its option for Griffin to construct a second building for it in Griffin Center. Additionally, Griffin Land intends to proceed with its proposed residential subdivision if regulatory approval is obtained (this matter is currently in litigation) and Griffin Land will examine certain of its other land holdings for potential residential subdivisions.

         Management believes that in the near term, based on the current level of operations and anticipated growth, the cash generated from the sale of Imperial's SSCs, the mortgage proceeds received on March 12, 2001 and borrowings under the Griffin Credit Agreement and a successor credit agreement, will be sufficient to finance the working capital requirements and expected capital expenditures of its landscape nursery business and fund development of its real estate assets. Over the intermediate and long term, selective mortgage placements or additional bank credit facilities may also be required to fund capital projects.

Forward-Looking Information


         The information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the improvements and expansion of Imperial's farm operations and the ability of Imperial's farm operations to achieve break-even results in fiscal 2001, construction of additional facilities in the real estate business, obtaining a successor credit agreement to its current credit agreement and approval of a proposed residential subdivision. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

         For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had no variable rate debt outstanding at March 3, 2001.

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

         Griffin does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in its operations. Griffin does have investments in companies based in the United Kingdom, and changes in foreign exchange rates could affect the results of equity investments in Griffin's statement of operations, and the ultimate liquidation of those investments and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

PART II       OTHER INFORMATION

Items 1 - 5 not applicable

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           (none)

                  (b) On February 12, 2001 Griffin filed Form 8-K dated January 26, 2001 to report the sale of the Sales and Service Centers of Imperial.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 GRIFFIN LAND & NURSERIES, INC.


                                                  /s/ Frederick M. Danziger
                                         ---------------------------------------
DATE:  April 12, 2001                                 Frederick M. Danziger
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER





                                                  /s/ Anthony J. Galici
                                         ---------------------------------------
DATE:  April 12, 2001                                 Anthony J. Galici
                                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                   AND SECRETARY