Form 10-Q
period 2001-06-02
GRIFFIN LAND & NURSERIES INC
filed 2001-07-17
CIK 1037390

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the 13 Weeks Ended	Commission File No.
June 2, 2001	0-29288

GRIFFIN LAND & NURSERIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0868496
(state or other jurisdiction of incorporation	(IRS Employer
or organization)	Identification Number)

One Rockefeller Plaza, New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number including Area Code	(212) 218-7910

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒      No   ☐

Number of shares of Common Stock outstanding at July 6, 2001: 4,862,704

GRIFFIN LAND & NURSERIES, INC.
Form 10Q

PART I

Item 1.  Financial Statements

Griffin Land & Nurseries, Inc.
Consolidated Statement of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2001	May 27, 2000	June 2, 2001	May 27, 2000
Net sales and other revenue	$16,808	$33,535	$20,755	$39,085
Cost and expenses:
Cost of goods sold	13,305	23,945	16,231	27,703
Selling, general and administrative expenses	2,524	4,941	5,966	9,108
Operating profit (loss)	979	4,649	(1,442)	2,274
Gain on sale of Sales and Service Centers	-	-	9,469	-
Interest expense	196	358	332	570
Interest income	50	3	101	24
Income before income tax provision	833	4,294	7,796	1,728
Income tax provision	329	1,717	3,079	691
Income before equity investment	504	2,577	4,717	1,037
Income from equity investment	248	640	401	476
Net income	$752	$3,217	$5,118	$1,513

Basic net income per common share	$0.15	$0.66	$1.05	$0.31
Diluted net income per common share	$0.14	$0.65	$1.02	$0.30

See Notes to Consolidated Financial Statements.

Griffin  Land & Nurseries, Inc.
Consolidated Balance Sheet
(dollars in thousands, except per share data)
(unaudited)

ASSETS	June 2, 2001	Dec. 2, 2000
Current Assets
Cash and cash equivalents	$759	$1,126
Accounts receivable, less allowance of $449 and $580	9,658	5,920
Inventories	27,570	31,869
Deferred income taxes	2,413	2,967
Other current assets	1,936	3,346
Total current assets	42,336	45,228
Real estate held for sale or lease, net	46,825	41,221
Investment in Centaur Communications, Ltd.	17,144	16,682
Property and equipment, net	10,561	17,069
Other assets	11,498	6,456
Total assets	$128,364	$126,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,028	$8,341
Income taxes payable	1,655	-
Long-term debt due within one year	514	7,694
Total current liabilities	7,197	16,035
Long-term debt	15,147	9,008
Deferred income taxes	2,129	2,729
Other noncurrent liabilities	3,622	3,794
Total liabilities	28,095	31,566
Commitments and contingencies	-	-
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 4,862,704 shares issued and outstanding	49	49
Additional paid-in capital	93,584	93,584
Retained earnings	6,389	1,271
Accumulated other comprehensive income	247	186
Total stockholders' equity	100,269	95,090
Total liabilities and stockholders' equity	$128,364	$126,656

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statement of Stockholders’ Equity
(dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total

Balance at November 27, 1999	4,862,704	$49	$93,584	$(363)	$-	$93,270

Net income	-	-	-	1,513	-	1,513

Other comprehensive income	-	-	-	-	186	186

Balance at May 27, 2000	4,862,704	$49	$93,584	$1,150	$186	$94,969

Balance at December 2, 2000	4,862,704	$49	$93,584	$1,271	$186	$95,090

Net income	-	-	-	5,118	-	5,118

Other comprehensive income	-	-	-	-	61	61

Balance at June 2, 2001	4,862,704	$49	$93,584	$6,389	$247	$100,269

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statement of Cash Flows
(dollars in thousands)
(unaudited)

	For the 26 Weeks Ended,
Operating activities:	June 2, 2001	May 27, 2000
Net income	$5,118	$1,513
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,337	1,224
Gain on sale of Sales and Service Centers	(9,469)	-
Income from equity investment	(401)	(476)
Deferred income taxes	(46)	691
Changes in assets and liabilities, net of effect of the sale of the Sales and Service Centers:
Accounts receivable	(5,210)	(10,306)
Inventories	(154)	(3,680)
Other current assets	378	514
Accounts payable and accrued liabilities	(2,594)	3,560
Income taxes payable	1,655	-
Other, net	(95)	644
Net cash used in operating activities	(9,481)	(6,316)

Investing activities:
Proceeds from sale of the Sales and Service Centers	18,390	-
Additions to real estate held for sale or lease	(6,670)	(1,558)
Additions to property and equipment	(1,482)	(1,799)
Net cash provided by (used in) investing activities	10,238	(3,357)

Financing activities:
Payments of debt	(12,199)	(172)
Increase in debt	11,075	10,075
Net cash (used in) provided by financing activities	(1,124)	9,903
Net (decrease) increase in cash and cash equivalents	(367)	230
Cash and cash equivalents at beginning of period	1,126	2,003
Cash and cash equivalents at end of period	$759	$2,233

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.  Basis of Presentation

             The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited 2000 Financial Statements included in the Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2001, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim period have been reflected.

             In 2000, the FASB's Emerging Issues Task Force ("EITF") issued EITF 00-10 , "Accounting for Shipping and Handling Fees and Costs" which Griffin adopted at the beginning of fiscal 2001.  EITF 00-10 stated that all amounts billed to customers for shipping and handling should be included in net sales and the cost of shipping and handling should be included in cost of sales.  To reflect the adoption of EITF 00-10, net sales and cost of sales for the thirteen weeks ended May 27, 2000 have been increased by $1,658 and $1,502, respectively, and selling, general and administrative expenses for the thirteen weeks ended May 27, 2000 have been increased by $156.  Net sales and cost of sales for the twenty-six weeks ended May 27, 2000 have been increased by $1,746 and $1,597, respectively, and selling, general and administrative expenses for the twenty-six weeks ended May 27, 2000 have been increased by $149.  There is no effect on operating results as a result of the adoption of EITF 00-10.

             The results of operations for the thirteen and twenty-six weeks ended June 2, 2001, are not necessarily indicative of the results to be expected for the full year.

             Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.  Sale of Sales and Service Centers

             On January 26, 2001, Imperial completed the sale of all of the assets of its seven wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. ("Shemin").  Shemin also assumed certain liabilities related to the SSCs.  The SSCs sold a wide variety of plant material and horticultural tools and products to the landscape trade, and were located in Windsor, Connecticut; Aston and Pittsburgh, Pennsylvania; Columbus and Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia.  A portion of the products sold by the SSCs were grown by Imperial's farming operations.  Imperial's only continuing involvement in Shemin is an approximately 13.8% ownership interest in Shemin’s parent company (see below), and a three year supply agreement pursuant to which Shemin is obligated to purchase Imperial grown product for the SSCs.  The net book value of the assets sold and liabilities assumed by Shemin was $13.5 million.  Prior to the sale of the SSCs in fiscal 2001, the net sales of the SSCs were $1.9 million and the SSCs incurred an operating loss, before Imperial's central overhead expenses, of $0.8 million through the date of the sale.  For the twenty-six weeks ended May 27, 2000, net sales of the SSCs were $22.2 million and the operating profit of the SSCs, before Imperial's central overhead expenses, was $3.0 million.  Imperial will continue in the landscape nursery business with its container growing operations in Connecticut and northern Florida.

             The consideration received by Imperial on the sale of the SSCs included cash of $18.4 million, after  expenses.  Cash of $11.2 million from the sale was used to repay all of the amounts outstanding under Griffin's Revolving Credit Agreement.  The remaining cash is being held for general corporate purposes.  In addition to the cash payment, Griffin received 20,570 shares of common stock (representing approximately 13.8% of the outstanding common stock) of Shemin Acquisition Corporation ("Acquisition"), the parent company of Shemin.  The common stock of Acquisition is valued at $6.1 million and is included in other assets on the accompanying balance sheet.  As a result of Griffin retaining a common equity ownership interest in Acquisition, $1.5 million of the gain from the sale of the SSCs has been deferred, and is offset against the investment in Acquisition on Griffin's balance sheet.  Imperial accounts for its investment in Acquisition under the cost method of accounting for investments.

             The sale of the SSCs reflected the disposition of the following assets and liabilities by Imperial:

Accounts receivable	$1,407
Inventories	4,453
Other current assets	1,037
Fixed assets, net	7,393
Other assets	161
14,451
Accounts payable and accrued liabilities	(719)
Capital leases	(271)
Net assets disposed	$13,461

                          The following unaudited Pro Forma Condensed Consolidated Statement of Operations for the twenty-six weeks ended June 2, 2001 and May 27, 2000 include pro forma adjustments to reflect the sale of the SSCs as if it had taken place at the beginning of the respective fiscal periods.  Such adjustments include the elimination of sales, cost of sales and direct operating expenses of the SSCs, the elimination of salaries and benefits of employees terminated as a result of the sale of the SSCs, the inclusion of sales from Imperial's growing operations to the SSCs acquired by Shemin, the effect of the net cash proceeds on Griffin's interest expense and interest income, and adjustment to Griffin's income tax provision.

             In the opinion of management, all adjustments necessary to fairly present this pro forma information have been made.  The pro forma information does not purport to be indicative of the results that would have been reported had this transaction actually occurred on the dates specified, nor is it indicative of Griffin's future results.

Pro Forma Condensed Consolidated Statement of Operations

	For the 26 Weeks Ended,
	June 2, 2001	May 27, 2000
Net sales and other revenue	$18,872	$18,242
Costs and expenses:
Cost of goods sold	14,800	13,934
Selling, general and administrative expenses	4,652	4,508
Operating loss	(580)	(200)
Gain on sale of Sales and Service Centers	9,469	9,469
Interest expense, net	71	108
Income before income tax provision	8,818	9,161
Income tax provision	3,483	3,664
Income before equity investment	5,335	5,497
Income from equity investment	401	476
Net income	$5,736	$5,973

Basic net income per share	$1.18	$1.23

Diluted net income per share	$1.14	$1.21

3.  Industry Segment Information

             Griffin’s reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended		For the 26 Weeks Ended,
Net sales and other revenue	June 2, 2001	May 27, 2000	June 2, 2001	May 27, 2000
Landscape nursery	$14,658	$32,191	$17,064	$36,409
Real estate	2,150	1,344	3,691	2,676
	$16,808	$33,535	$20,755	$39,085
Operating profit
Landscape nursery	$1,143	$5,038	$(742)	$2,940
Real estate	199	11	48	140
Industry segment totals	1,342	5,049	(694)	3,080
General corporate expense	363	400	748	806
Interest expense, net	146	355	231	546
Gain on sale of Sales and Service Centers	-	-	9,469	-
Income before income taxes	$833	$4,294	$7,796	$1,728

Identifiable assets			June 2, 2001	Dec. 2, 2000
Landscape nursery			$52,755	$56,336
Real estate			53,456	46,814
Industry segment totals			106,211	103,150
General corporate			22,153	23,506
			$128,364	$126,656

             See Note 4 for information on Griffin’s equity investment in Centaur Communications, Ltd.

4.  Equity Investment

             Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur Communications, Ltd. (“Centaur”) under the equity method of accounting for investments.  Centaur reports on a June 30 fiscal year.  The unaudited summarized financial data presented below were derived from consolidated financial information of Centaur for the six month period ended March 31, 2001 and the six month period ended May 27, 2000, prepared in accordance with generally accepted accounting principles in the United Kingdom.  Griffin's equity income reflects adjustments necessary to present Centaur's results in accordance with generally accepted accounting principles in the United States of America.  Griffin's equity results from Centaur for the twenty-six weeks ended June 2, 2001 reflect the change in the reporting periods, effective last year, whereby Griffin now reflects Centaur's equity results on a two month time lag.  Accordingly, Griffin's equity results from Centaur for the twenty-six weeks ended June 2, 2001 reflect Centaur's results for the six months ended March 31, 2001 and Griffin's equity results from Centaur for the twenty-six weeks ended May 27, 2000 reflect Centaur's results for the six months ended May 27, 2000.

	Six Months Ended,
	Mar. 31, 2001	May 27, 2000
Net sales	$54,740	$52,852
Costs and expenses	48,014	48,109
Operating profit	6,726	4,743
Nonoperating expenses	3,709	1,759
Income before taxes	3,017	2,984
Income tax provision	1,072	835
Net income	$1,945	$2,149

	Mar. 31, 2001	Sept. 30, 2000
Current assets	$31,844	$30,980
Intangible assets	19,416	20,994
Other assets	8,251	10,845
Total assets	$59,511	$62,819

Current liabilities	$32,498	$30,108
Debt	26,608	33,320
Other liabilities	2,322	3,419
Total liabilities	61,428	66,847
Accumulated deficit	(1,917)	(4,028)
Total liabilities and deficit	$59,511	$62,819

5.  Long-Term Debt

    Long-term debt includes:

	June 2, 2001	Dec. 2, 2000
Mortgages	$14,908	$8,590
Griffin Credit Agreement	-	7,300
Capital Leases	753	812
Total	15,661	16,702
Less: due within one year	514	7,694
Total long-term debt	$15,147	$9,008

             A portion of the cash received from the sale of the SSCs was used to repay all of the amounts outstanding under the Griffin Credit Agreement, which terminated on May 31, 2001.  Griffin expects to complete a new credit agreement with the bank in the third quarter.  On March 12, 2001, Griffin entered into a nonrecourse mortgage of $6.4 million on a building recently constructed by its real estate division, Griffin Land.  The mortgage has an interest rate of 8.125% and a term of fifteen years with payments based on a twenty year amortization period.

6.  Stock Options

             On December 19, 2000, Griffin's Board of Directors authorized the issuance of options exerciseable for an additional 40,300 shares of common stock under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan").  On May 15, 2001, Griffin's stockholders approved the Second Amendment to the Griffin Stock Option Plan, increasing the available shares of Griffin Common Stock available for options from 1,000,000 to 1,250,000 shares.  Also on May 15, 2000, in accordance with the Griffin Stock Option Plan, as amended, options exerciseable for 15,000 shares were issued to Griffin's independent directors.  In the twenty-six weeks ended June 2, 2001, options exerciseable for 9,100 shares were cancelled as a result of the sale of the SSCs on January 26, 2001 and options exerciseable for 16,700 shares were cancelled as a result of employee terminations.

              Activity under the Griffin Stock Option Plan is summarized as follows:

	Number of Shares Subject to Options	Weighted Avg. Exercise Price
Outstanding at December 2, 2000	627,807	$12.12
Issued December 19, 2000	40,300	13.00
Issued May 15, 2001	15,000	17.75
Cancelled after December 2, 2000	(25,800)	13.25
Outstanding at June 2, 2001	657,307	$12.25

Number of option holders at June 2, 2001	29

Range of Exercise Prices	Outstanding at June 2, 2001	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
Under $3.00	34,435	$1.75	2.9
$3.00-$9.00	100,172	7.52	4.7
Over $9.00	522,700	13.84	7.2
	657,307

             At June 2, 2001, there were vested options exerciseable for 217,438 shares outstanding under the Griffin Stock Option Plan with a weighted average price of $9.29 per share.

7.  Per Share Results
             Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2001	May 27, 2000	June 2, 2001	May 27 2000
Net income as reported for computation of basic per share results	$752	$3,217	$5,118	$1,513
Adjustment to net income for assumed exercise of options of equity investee (Centaur)	(27)	(35)	(47)	(35)
Adjusted net income for computation of diluted per share results	$725	$3,182	$5,071	$1,478

Weighted average shares for computation of basic per share results	4,863,000	4,863,000	4,863,000	4,863,000
Incremental shares from assumed exercise of Griffin stock options	171,000	63,000	109,000	61,000
Adjusted weighted average shares for computation of diluted per share results	5,034,000	4,926,000	4,972,000	4,924,000

8.  Supplemental Financial Statement Information

             Other Comprehensive Income

             The Statement of Stockholders' Equity for the twenty-six weeks ended June 2, 2001 and the twenty-six weeks ended May 27, 2000 includes other comprehensive income of $61 and $186, respectively.  The other comprehensive income reported in these periods reflects translation adjustments related to Griffin's equity investment in Centaur Communications, Ltd.

             Inventories

             Inventories consist of:

	June 2, 2001	Dec. 2, 2000
Nursery stock	$25,611	$29,488
Other	1,959	2,381
	$27,570	$31,869

             Property and Equipment

             Property and equipment consist of:

	Estimated Useful Lives	June 2, 2001	Dec. 2, 2000
Land and improvements		$3,503	$7,904
Buildings	10 to 40 years	2,897	5,145
Machinery and equipment	3 to 20 years	14,452	16,985
		20,852	30,034
Accumulated depreciation		(10,291)	(12,965)
		$10,561	$17,069

             Griffin incurred capital lease obligations of $350 and $330, respectively, in the twenty-six weeks ended June 2, 2001 and May 27, 2000.

             Real Estate Held for Sale or Lease

             Real estate held for sale or lease consists of:

	Estimated Useful Lives	June 2, 2001	Dec. 2 2000
Land		$4,531	$4,686
Land improvements	15 years	3,753	3,753
Buildings	40 years	35,064	30,919
Development costs		13,271	11,081
		56,619	50,439
Accumulated depreciation		(9,794)	(9,218)
		$46,825	$41,221

9.  Contingencies

             Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material to financial position, results of operations or cash flows.

Item 2

Griffin Land & Nurseries, Inc.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Overview

             The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial, and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land").  Griffin also has an equity investment in Centaur Communications, Ltd. ("Centaur"), a magazine publishing business based in the United Kingdom.  On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. and its parent company, Shemin Acquisition Corporation.  Imperial will continue in the landscape nursery business with its container growing operations in Connecticut and northern Florida.  Imperial is currently expanding both of these operations.  Griffin's statement of operations for the twenty-six weeks ended June 2, 2001 includes the results of the SSCs through the sale.

             Griffin adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", at the beginning of fiscal 2001.  EITF 00-10 states that all amounts billed to customers for shipping and handling should be included in net sales and the cost of shipping and handling should be included in cost of sales.  To reflect adoption of EITF 00-10 Griffin has reclassified its presentation of shipping revenue and related costs  included in net sales, cost of sales and selling, general and administrative expenses for the thirteen and twenty-six weeks ended May 27, 2000 to conform to the current year's presentation of shipping revenue and related costs.  The adoption of EITF 00-10 had no effect on Griffin's operating results (see Note 1 to the financial statements).

Results of Operations

             Thirteen Weeks Ended June 2, 2001 Compared to the Thirteen Weeks Ended May 27, 2000

             Griffin's net sales and other revenue were $16.8 million in the thirteen weeks ended June 2, 2001 (the "2001 second quarter") as compared to net sales and other revenue of $33.5 million in the thirteen weeks ended May 27, 2000 (the "2000 second quarter").  Net sales and other revenue at Imperial were $14.7 million in the 2001 second quarter as compared to $32.2 million in the 2000 second quarter.  The decrease in net sales and other revenue at Imperial principally reflects the sale of the SSCs by Imperial in the 2001 first quarter.  SSC net sales in the 2000 second quarter were $18.5 million.  Excluding the effect of the sale of the SSC's, Imperial's net sales decreased slightly in the 2001 second quarter as compared to the 2000 second quarter.  The decrease was generally due to less favorable weather conditions in Imperial's markets in the 2001 second quarter as compared to the 2000 second quarter.  At Griffin Land, net sales and other revenue increased to $2.1 million in the 2001 second quarter from $1.3 million in the 2000 second quarter.  This increase principally reflects additional rental revenue of $0.5 million from leasing of newly built space and previously vacant space, an increase of $0.2 million of revenue from property management services and an increase of $0.1 million in rental revenue from sales of residential land.

             Griffin had an operating profit of $1.0 million in the 2001 second quarter as compared to an operating profit of $4.6 million in the 2000 second quarter.  Imperial had an operating profit of $1.1 million in the 2001 second quarter as compared to an operating profit of $5.0 million in the 2000 second quarter.  The lower operating profit at Imperial reflects the effect of the sale of Imperial's SSCs that was completed in the 2001 first quarter.  The SSCs had an operating profit, before Imperial's general overhead expenses, of $3.8 million in the 2000 second quarter.  Excluding the effect of the sale of the SSCs, Imperial's operating profit declined from $1.2 million in the 2000 second quarter to $1.1 million in the 2001 second quarter, principally due to higher cost of sales in the 2001 second quarter partially offset by lower operating expenses.  As a percentage of net sales, operating expenses were 9.0% of net sales in the 2001 second quarter as compared to 11.8% in the 2000 second quarter.  Operating profit at Griffin Land was $0.2 million in the 2001 second quarter as compared to break-even results in the 2000 second quarter.  Higher rental revenue was partially offset by higher operating expenses at Griffin Land.  Profit, before depreciation, at Griffin Land's commercial properties increased to $1.3 million in the 2001 second quarter from $0.8 million in the 2000 second quarter.

                          Interest expense decreased from $0.4 million in the 2000 second quarter to $0.2 million in the 2001 second quarter.  The lower interest expense reflects the repayment, in the 2001 first quarter, of the entire amount outstanding under Griffin's Credit Agreement from the cash proceeds generated from the sale of the SSCs and the capitalization of interest in the 2001 second quarter on the construction projects at Griffin Land, partially offset by interest expense under a new mortgage entered into in the 2001 second quarter.

             Griffin reported equity income from its investment in Centaur of $0.2 million in the 2001 second quarter as compared to $0.6 million in the 2000 second quarter.  The lower equity income reflects the effect at Centaur of expenses related to a proposed stock offering or sale that did not take place, of which Griffin’s allocable share was $0.6 million.  Excluding the effect of these expenses, Centaur's operating results increased over the previous year.  Griffin's 2001 second quarter equity income reflects the change in the reporting periods, effective last year, whereby Griffin now reflects Centaur's equity results on a two month lag.  Had the 2000 second quarter reflected the comparable months as the 2001 second quarter, Griffin's equity income would have been $0.4 million in the 2000 second quarter.

             Twenty-six Weeks Ended June 2, 2001 Compared to the Twenty-six Weeks Ended May 27, 2000

             Griffin's net sales and other revenue were $20.8 million in the twenty-six weeks ended June 2, 2001 (the "2001 six month period") as compared to $39.1 million in the twenty-six weeks ended May 27, 2000 (the "2000 six month period").  Net sales and other revenue at Imperial were $17.1 million in the 2001 six month period as compared to $36.4 million in the 2000 six month period.  The lower net sales at Imperial reflects the effect of the sale of the SSCs in January 2001.  Net sales of the SSCs were $1.9 million from the beginning of the 2001 six month period to their sale in January 2001 as compared to $22.2 million in the 2000 six month period.  Excluding the effect of the sale of the SSCs, net sales at Imperial in the 2001 six month period increased slightly as compared to the 2000 six month period.  Net sales and other revenue at Griffin Land were $3.7 million in the 2001 six month period as compared to $2.7 million in the 2000 six month period.  The increased revenue at Griffin Land reflects an increase of $0.6 million in rental revenue due to the leasing of newly built facilities, the leasing of previously vacant space, and rate increase in existing leases, and an increase of $0.4 million in property management revenue.

             Griffin incurred an operating loss of $1.4 million in the 2001 six month period as compared to an operating profit of $2.3 million in the 2000 six month period.  Imperial incurred an operating loss of $0.7 million in the 2001 six month period as compared to an operating profit of $2.9 million in the 2000 six month period.  The lower operating results principally reflect the effect of the sale of the SSCs in January 2001. Due to the seasonality of the nursery business, the SSCs incurred an operating loss, before central overhead expenses, of $0.8 million from the beginning of the 2001 six month period through their sale in January 2001.  The SSCs generated an operating profit, before central overhead expenses, of $3.0 million in the 2000 six month period.  Imperial's farming operations, including all central overhead expenses, were breakeven in the 2001 six month period, which was substantially unchanged from the 2000 six month period.  The effect of higher net sales of Imperial's farming operations in the 2001 six month period was more than offset by higher cost of sales.  Imperial's operating expenses were lower in the 2001 six month period as compared to the 2000 six month period due to lower central overhead costs, due principally to staff reductions in connection with the sale of the SSCs and lower incentive compensation expenses.

             Griffin Land's operating results in the 2001 six month period were breakeven as compared to an operating profit of $0.1 million in the 2000 six month period.  The slightly lower results in the real estate business were due to higher operating expenses and lower profit from residential land sales, substantially offset by higher profit from Griffin Land's commercial properties.  Profit, before depreciation, from Griffin Land's commercial properties was $2.2 million in the 2001 six month period as compared to $1.6 million in the 2000 six month period.  The higher operating expenses in the 2001 six month period principally reflects increased staffing levels.  The lower profit from residential land sales reflects the higher cost basis of properties sold in the 2001 six month period as compared to the 2000 six month period.

                          Interest expense in the 2001 six month period was $0.3 million as compared to $0.6 million in the 2000 six month period.  The lower interest expense principally reflects repayment of the entire amount outstanding  under Griffin's Credit Agreement from the cash proceeds received from the sale of the SSCs in January 2001.   The remaining cash received from the sale of the SSCs, after repayment of the amount outstanding under the Griffin Credit Agreement, was used to finance operations subsequent to the completion of that transaction.  Additionally, higher interest payments on mortgages, reflecting the interest on a new mortgage entered into in March 2001, was more than offset by interest capitalized on new construction projects during the 2001 six month period.  There was no capitalized interest in the 2000 six month period.

             Griffin's equity income from Centaur in the 2001 six month period was $0.4 million as compared to equity income of $0.5 million in the 2000 six month period.  The lower equity income reflects the effect at Centaur of expenses related to a proposed stock offering or sale that did not take place.  Excluding these expenses, operating results at Centaur increased over the previous year.  Griffin's equity income in the 2001 six month period reflects the change in reporting periods, effective last year, whereby Griffifn now reflects Centaur's equity results on a two month lag.

Liquidity and Capital Resources

             Griffin's net cash used in operating activities was $9.5 million in the 2001 six month period as compared to net cash used in operating activities of $6.3 million in the 2000 six month period.  The increased use of cash principally reflected the lower operating profit as a result of the sale of the SSCs in January 2001.  Cash provided by investing activities of $11.0 million in the 2001 six month period reflected the proceeds from the sale of the SSCs partially offset by an increase in additions to real estate held for sale or lease.  The additions to Griffin Land's real estate assets in the 2001 six month period reflect principally the completion of the shell of a 165,000 square foot commercial building in Windsor, Connecticut after entering into a long-term lease with JDS Uniphase Corporation ("JDS").  The shell was completed in the 2001 second quarter.  The agreement with JDS provides JDS options to have Griffin Land construct two additional buildings of approximately 150,000 square feet each on land adjacent to the current building.  Additions to real estate in the 2001 six month period also included completion of a 40,000 square foot building in Bloomfield, Connecticut started in fiscal 2000.  This building is fully leased.  Additions to Griffin Land's real estate assets in the 2001 six month period also included work on the completion of the interior of an approximately 100,000 square foot warehouse in the New England Tradeport, the shell of which was completed in fiscal 1999.  Upon obtaining lease agreements, the interior of this building was completed by Griffin Land in the 2001 six month period and the building was occupied by the new tenants in the 2001 second quarter.

             Capital expenditures in the 2001 six month period were $1.5 million as compared to $1.8 million in the 2000 six month period.  The expenditures in 2001 were to improve and expand Imperial's containerized plant growing facilities in northern Florida and Connecticut.  The current phase of expansion projects at Imperial is expected to be completed over the next twelve to fifteen months at a projected total cost of $7.3 million, of which approximately $4.6 million had been expended through May 2001.

             Cash used in financing activities was $1.1 million in the 2001 six month period as compared to cash provided by financing activities of $9.9 million in the 2000 six month period.  The cash used in the 2001 six month period reflected the repayment of the entire amount of the Griffin Credit Agreement then outstanding ($11.2 million) from a portion of the net cash proceeds from the sale of the SSCs.  The balance of the proceeds from the sale of the SSCs is being held for general corporate purposes.  The Griffin Credit Agreement expired on May 31, 2001 and management intends to obtain a successor credit agreement with the lender.

             On March 12, 2001 Griffin closed a nonrecourse mortgage of $6.4 million on the 165,000 square foot building that is leased to JDS.  The mortgage loan bears interest at 8.125% and has a term of fifteen years, with payments based on a twenty year amortization period.

                          In the 2001 second quarter, Griffin Land started new construction on the shell of an approximately 57,000 square foot warehouse facility in the New England Tradeport.  Construction on this building is expected to take place over the next nine months.  Griffin Land anticipates additional new construction to start later this year on a building to be located in either Griffin Center in Windsor, Connecticut or Griffin Center South in Bloomfield, Connecticut.  Additionally, Griffin Land intends to proceed with its proposed residential subdivision in Simsbury, Connecticut if regulatory approval is obtained (this matter is currently in litigation) and Griffin Land is examining certain of its other land holdings for potential residential subdivisions.

             Management believes that in the near term, based on the current level of operations and anticipated growth, the cash generated from the sale of Imperial's SSCs, the mortgage proceeds received on March 12, 2001, cash generated from operations and borrowings under a successor  to the Griffin Credit Agreement, will be sufficient to finance the working capital requirements and expected capital expenditures of its landscape nursery business and fund development of its real estate assets.  Over the intermediate and long term, selective mortgage placements or additional bank credit facilities may also be required to fund capital projects.

Forward-Looking Information

             The information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the improvements and expansion of Imperial's farm operations, construction of additional facilities in the real estate business, obtaining a successor credit agreement and approval of a proposed residential subdivision.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in earnings and cash flows.

             For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  Griffin had no variable rate debt outstanding at June 2, 2001.

             Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalent short-term investments.  These investments generally consist of overnight investments that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

             Griffin does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that Griffin will not use them as a means to manage interest rate risk in the future.

             Griffin does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in its operations.  Griffin does have investments in companies based in the United Kingdom.  Changes in foreign exchange rates could affect the results of the equity investment in Griffin’s statement of operations, and the ultimate liquidation of Griffin's investments in companies based in the United Kingdom and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

PART II             OTHER INFORMATION

Item 1.  Legal Proceedings

             In November 1999, Griffin filed plans for the creation of a residential community in Simsbury, Connecticut.  The proposed development was filed under Connecticut's affordable housing statutes.  Public hearings on the proposed development focused on density, sewer, wetlands and soil contamination issues arising from the prior use of the land for farming, as a result of which certain pesticides remain in the upper portion of the soil.  The local commissions rejected the plan, which is now before the Connecticut courts in a number of separate but related actions.

             In the 2001 second quarter, a lower Court ruled in favor of a town commission's request to dismiss one of the suits filed by Griffin.  The Court ruled that Griffin had not exhausted its administrative remedies before it filed this particular suit against the town's commission that regulates sewer usage.  Griffin has appealed the Court's decision.  The remaining litigation related to this proposed residential development is still pending, the outcome of which cannot be predicted.

Items 2 and 3 are not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

             (a)  Annual Meeting of Stockholders: May 15, 2001

             (b)  The following were elected as Directors at the Annual Meeting:

             (c)(i)     1)  Mr. Winston J. Churchill, Jr. was elected a Director for 2001 with 4,157,483 votes in favor, 143,910 withheld, and 561,311 not voting.

                           2)  Mr. Edgar M. Cullman was elected a Director for 2001 with 4,157,380 votes in favor, 144,013 withheld, and 561,311 not voting.

                           3)  Mr. Frederick M. Danziger was elected a Director for 2001 with 4,015,813 votes in favor, 285,580 withheld, and 561,311 not voting.

                           4)  Mr. John L. Ernst was elected a Director for 2001 with 4,157,383 votes in favor, 144,010 withheld, and 561,311 not voting.

                           5)  Mr. Thomas C. Israel was elected a Director for 2001 with 4,157,483 votes in favor, 143,910 withheld, and 561,311 not voting.

                           6)  Mr. David F. Stein was elected a Director for 2001 with 4,157,483 votes in favor, 143,910 withheld, and 561,311 not voting.

             (ii)         The approval of the Second Amendment to the Griffin Stock Option Plan, increasing the number of options available for grant to 1,250,000, was approved with 2,527,962 votes in favor and 1,769,758 opposed with 3,673 abstentions and 561,311 not voting.

             (iii)        The selection of PricewaterhouseCoopers LLP as independent accountants for 2001 was approved with 4,300,659 votes in favor and 420 opposed with 314 abstentions and 561,311 not voting.

Item 5 is not applicable

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - none

             (b)  There were no reports filed on Form 8-K by the Registrant during the 2001 second quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

/s/ Frederick M. Danziger
Date: July 17, 2001	Frederick M. Danziger
President and Chief Executive Officer

/s/ Anthony J. Galici
Date: July 17, 2001	Anthony J. Galici
Vice President, Chief Financial Officer
and Secretary