Form 10-Q
period 2001-09-01
GRIFFIN LAND & NURSERIES INC
filed 2001-10-16
CIK 1037390

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the 13 Weeks Ended	Commission File No.
September 1, 2001	0-29288

GRIFFIN LAND & NURSERIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0868496
(state or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

One Rockefeller Plaza, New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number including Area Code	(212) 218-7910

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Number of shares of Common Stock outstanding at September 28, 2001: 4,862,704

GRIFFIN LAND & NURSERIES, INC.
Form 10Q

PART I

Item 1.  Financial Statements

Griffin Land & Nurseries, Inc.
Consolidated Statement of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended

	Sept. 1, 2001	Aug. 26, 2000	Sept. 1, 2001	Aug. 26, 2000

Net sales and other revenue	$6,453	$17,365	$27,208	$56,450

Cost of goods sold	4,895	12,117	21,126	39,820
Selling, general and administrative expenses	2,308	4,763	8,274	13,871

Operating (loss) profit	(750)	485	(2,192)	2,759
Gain on sale of Sales and Service Centers	-	-	9,469	-
Interest expense	311	330	643	900
Interest income	37	7	138	31

Income (loss) before income tax provision (benefit)	(1,024)	162	6,772	1,890
Income tax provision (benefit)	(404)	65	2,675	756

Income (loss) before equity investment	(620)	97	4,097	1,134
Income from equity investment	277	431	678	907

Net income (loss)	$(343)	$528	$4,775	$2,041

Basic net income (loss) per common share	$(0.07)	$0.11	$0.98	$0.42

Diluted net income (loss) per common share	$(0.08)	$0.10	$0.94	$0.40

See Notes to Consolidated Financial Statements

Griffin  Land & Nurseries, Inc.
Consolidated Balance Sheet
(dollars in thousands, except per share data)
(unaudited)

	Sept. 1, 2001	Dec. 2, 2000
ASSETS
Current Assets
Cash and cash equivalents	$795	$1,126
Accounts receivable, less allowance of $468 and $580	4,506	5,920
Inventories	28,335	31,869
Deferred income taxes	2,471	2,967
Other current assets	2,822	3,346

Total current assets	38,929	45,228
Real estate held for sale or lease, net	47,961	41,221
Investment in Centaur Communications, Ltd.	17,421	16,682
Property and equipment, net	10,810	17,069
Other assets	11,469	6,456

Total assets	$126,590	$126,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,099	$8,341
Income taxes payable	626	-
Long-term debt due within one year	504	7,694

Total current liabilities	5,229	16,035
Long-term debt	15,037	9,008
Deferred income taxes	2,212	2,729
Other noncurrent liabilities	4,186	3,794

Total liabilities	26,664	31,566

Commitments and contingencies	-	-
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 4,862,704 shares issued and outstanding	49	49
Additional paid-in capital	93,584	93,584
Retained earnings	6,046	1,271
Accumulated other comprehensive income	247	186

Total stockholders' equity	99,926	95,090

Total liabilities and stockholders' equity	$126,590	$126,656

See Notes to Consolidated Financial Statements

Griffin Land & Nurseries, Inc.
Consolidated Statement of Stockholders’ Equity
(dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total

Balance at November 27, 1999	4,862,704	$49	$93,584	$(363)	$-	$93,270

Net income	-	-	-	2,041	-	2,041

Other comprehensive income	-	-	-	-	186	186

Balance at August 26, 2000	4,862,704	$49	$93,584	$1,678	$186	$95,497

Balance at December 2, 2000	4,862,704	$49	$93,584	$1,271	$186	$95,090

Net income	-	-	-	4,775	-	4,775

Other comprehensive income	-	-	-	-	61	61

Balance at September 1, 2001	4,862,704	$49	$93,584	$6,046	$247	$99,926

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statement of Cash Flows
(dollars in thousands)
(unaudited)

	For the 39 Weeks Ended,

	Sept. 1, 2001	Aug. 26, 2000

Operating activities:
Net income	$4,775	$2,041
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,026	1,853
Gain on sale of Sales and Service Centers	(9,469)	-
Income from equity investment	(678)	(907)
Deferred income taxes	(21)	756
Changes in assets and liabilities, net of effect of the sale of the Sales and Service Centers:
Accounts receivable	(77)	(832)
Inventories	(919)	(1,414)
Other current assets	(669)	(489)
Accounts payable and accrued liabilities	(3,523)	(425)
Income taxes payable	626	-
Other, net	840	1,273

Net cash (used in) provided by operating activities	(7,089)	1,856

Investing activities:
Proceeds from sale of the Sales and Service Centers	18,390	-
Additions to real estate held for sale or lease	(8,362)	(3,277)
Additions to property and equipment	(2,017)	(2,579)

Net cash provided by (used in) investing activities	8,011	(5,856)

Financing activities:
Payments of debt	(12,328)	(320)
Increase in debt	11,075	3,625

Net cash (used in) provided by financing activities	(1,253)	3,305

Net decrease in cash and cash equivalents	(331)	(695)
Cash and cash equivalents at beginning of period	1,126	2,003

Cash and cash equivalents at end of period	$795	$1,308

See Notes to Consolidated Financial Statements

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

             The results of operations for the thirteen and thirty-nine weeks ended September 1, 2001, are not necessarily indicative of the results to be expected for the full year.

             Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.  Adoption of Accounting Pronouncement

             In 2000, the FASB's Emerging Issues Task Force ("EITF") issued EITF 00-10 , "Accounting for Shipping and Handling Fees and Costs" which Griffin adopted at the beginning of fiscal 2001.  EITF 00-10 stated that all amounts billed to customers for shipping and handling should be included in net sales and the cost of shipping and handling should be included in cost of sales.  To reflect the adoption of EITF 00-10, net sales and cost of sales for the thirteen weeks ended August 26, 2000 have been increased by $598 and $544, respectively, and selling, general and administrative expenses for the thirteen weeks ended August 26, 2000 have been increased by $54.  Net sales and cost of sales for the thirty-nine weeks ended August 26, 2000 have been increased by $2,344 and $2,141, respectively, and selling, general and administrative expenses for the thirty-nine weeks ended August 26, 2000 have been increased by $203.  There is no effect on operating results as a result of the adoption of EITF 00-10.

             In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangible Assets".  Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values.  During the thirty-nine weeks ended September 1, 2001 and the fiscal year ended December 2, 2000, Griffin's results from its equity investment in Centaur Communications, Ltd. ("Centaur") included amortization of goodwill of $381 and $407, respectively.  SFAS No. 142 will be effective for Griffin in fiscal 2003.  Given the recent issuance of this standard, Griffin has not yet determined the impact that adoption of SFAS No. 142 will have on its financial statements.

3.  Sale of the Sales and Service Centers

             On January 26, 2001, Imperial completed the sale of all of the assets of its seven wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. ("Shemin").  Shemin also assumed certain liabilities related to the SSCs.  The SSCs sold a wide variety of plant material and horticultural tools and products to the landscape trade, and were located in Windsor, Connecticut; Aston and Pittsburgh, Pennsylvania; Columbus and Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia.  A portion of the products sold by the SSCs were grown by Imperial's farming operations.  Imperial's only continuing involvement in Shemin is an approximately 13.8% ownership interest in Shemin’s parent company (see below) and a three year supply agreement pursuant to which Shemin is obligated to purchase Imperial grown product for the SSCs.  The net book value of the assets sold and liabilities assumed by Shemin was $13.5 million.  Prior to the sale of the SSCs in fiscal 2001, the net sales of the SSCs were $1.9 million and the SSCs incurred an operating loss, before Imperial's central overhead expenses, of $0.8 million through the date of the sale.  For the thirty-nine weeks ended August 26, 2000, net sales of the SSCs were $34.4 million and the operating profit of the SSCs, before Imperial's central overhead expenses, was $4.5 million.  Imperial will continue in the landscape nursery business with its container growing operations in Connecticut and northern Florida.

             The consideration received by Imperial on the sale of the SSCs included cash of $18.4 million, after expenses.  Cash of $11.2 million from the sale was used to repay all of the amounts outstanding under Griffin's Revolving Credit Agreement.  The remaining cash is being used for general corporate purposes.  In addition to the cash payment, Griffin received 20,570 shares of common stock (representing approximately 13.8% of the outstanding common stock) of Shemin Acquisition Corporation ("Acquisition"), the parent company of Shemin.  The common stock of Acquisition is valued at $6.1 million and is included in other assets on the accompanying balance sheet.  As a result of Griffin retaining a common equity ownership interest in Acquisition, $1.5 million of the gain from the sale of the SSCs has been deferred, and is offset against the investment in Acquisition on Griffin's balance sheet.  Imperial accounts for its investment in Acquisition under the cost method of accounting for investments.

             The sale of the SSCs reflected the disposition of the following assets and liabilities by Imperial:

Accounts receivable	$1,407
Inventories	4,453
Other current assets	1,037
Fixed assets, net	7,393
Other assets	161

14,451
Accounts payable and accrued liabilities	(719)
Capital leases	(271)

Net assets disposed	$13,461

             The following unaudited Pro Forma Condensed Consolidated Statement of Operations for the thirty-nine weeks ended September 1, 2001 and August 26, 2000 include pro forma adjustments to reflect the sale of the SSCs as if it had taken place at the beginning of the respective fiscal periods.  Such adjustments include the elimination of sales, cost of sales and direct operating expenses of the SSCs, the elimination of salaries and benefits of employees terminated as a result of the sale of the SSCs, the inclusion of sales from Imperial's growing operations to the SSCs acquired by Shemin, the effect of the net cash proceeds on Griffin's interest expense and interest income, and adjustment to Griffin's income tax provision.

             In the opinion of management, all adjustments necessary to fairly present this pro forma information have been made.  The pro forma information does not purport to be indicative of the results that would have been reported had this transaction actually occurred on the dates specified, nor is it indicative of Griffin's future results.

Pro Forma Condensed Consolidated Statement of Operations

	For the 39 Weeks Ended,

	Sept. 1, 2001	Aug. 26, 2000

Net sales and other revenue	$25,325	$24,243

Cost of goods sold	19,695	17,928
Selling, general and administrative expenses	6,960	7,277

Operating loss	(1,330)	(962)
Gain on sale of Sales and Service Centers	9,469	9,469
Interest expense, net	345	178

Income before income tax provision	7,794	8,329
Income tax provision	3,079	3,332

Income before equity investment	4,715	4,997
Income from equity investment	678	907

Net income	$5,393	$5,904

Basic net income per share	$1.11	$1.21

Diluted net income per share	$1.06	$1.18

4.  Industry Segment Information

             Griffin’s reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 39 Weeks Ended,

	Sept. 1, 2001	Aug. 26, 2000	Sept. 1, 2001	Aug. 26, 2000

Net sales and other revenue
Landscape nursery	$3,689	$15,854	$20,753	$52,263
Real estate	2,764	1,511	6,455	4,187

	$6,453	$17,365	$27,208	$56,450

Operating profit (loss)
Landscape nursery	$(1,331)	$923	$(2,073)	$3,863
Real estate	972	(41)	1,020	99

Industry segment totals	(359)	882	(1,053)	3,962
General corporate expense	391	397	1,139	1,203
Gain on sale of Sales and Service Centers	-	-	9,469	-
Interest expense, net	274	323	505	869

Income (loss) before income taxes	$(1,024)	$162	$6,772	$1,890

			Sept. 1, 2001	Dec. 2, 2000

Identifiable assets
Landscape nursery			$47,784	$56,336
Real estate			56,396	46,814

Industry segment totals			104,180	103,150
General corporate			22,410	23,506

			$126,590	$126,656

See Note 5 for information on Griffin’s equity investment in Centaur.

5.  Equity Investment

             Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur under the equity method of accounting for investments.  Centaur reports on a June 30 fiscal year.  The unaudited summarized financial data presented below were derived from consolidated financial information of Centaur for the nine month period ended June 30, 2001 and the seven month period ended June 30, 2000, prepared in accordance with generally accepted accounting principles in the United Kingdom.  Griffin's equity income reflects adjustments necessary to present Centaur's results in accordance with generally accepted accounting principles in the United States of America.  Griffin's equity results from Centaur for the thirty-nine weeks ended September 1, 2001 reflect the change in the reporting periods, effective last year, whereby Griffin now reflects Centaur's equity results on a two month time lag.  Accordingly, Griffin's equity results from Centaur for the thirty-nine weeks ended September 1, 2001 reflect Centaur's results for the nine months ended June 30, 2001 and Griffin's equity results from Centaur for the thirty-nine weeks ended August 26, 2000 reflect Centaur's results for the seven months ended June 30, 2000.

	Nine Months Ended,	Seven Months Ended,
	June 30, 2001	June 30, 2000

Net sales	$88,091	$64,284
Costs and expenses	80,100	57,388

Operating profit	7,991	6,896
Nonoperating expenses	1,486	2,017

Income before taxes	6,505	4,879
Income tax provision	3,366	1,384

Net income	$3,139	$3,495

	June 30, 2001	Sept. 30, 2000

Current assets	$29,753	$30,980
Intangible assets	19,428	20,994
Other assets	11,606	10,845

Total assets	$60,787	$62,819

Current liabilities	$33,962	$30,108
Debt	24,247	33,320
Other liabilities	3,302	3,419

Total liabilities	61,511	66,847
Accumulated deficit	(724)	(4,028)

Total liabilities and deficit	$60,787	$62,819

6.  Long-Term Debt

             Long-term debt includes:

	Sept. 1, 2001	Dec. 2, 2000

Mortgages	$14,844	$8,590
Griffin Credit Agreement	-	7,300
Capital Leases	697	812

Total	15,541	16,702
Less: due within one year	504	7,694

Total long-term debt	$15,037	$9,008

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

             Griffin intends to enter into a new credit agreement in the next ninety days with Fleet Bank, the lender under Griffin's prior credit agreement.  In the next ten days, Griffin expects to complete a $3.7 million bridge loan (the "Bridge Loan") with the same lender.  The Bridge Loan will have a ninety day term, and   borrowings under the Bridge Loan may be, at Griffin's option, on an overnight basis or for periods of one month.  Overnight borrowings bear interest at the lender's prime rate plus 0.5% per annum.  Borrowings for one month bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.5% per annum.  There are no compensating balance requirements and there are no commitment fees.  The Bridge Loan is secured by certain assets of Griffin and Imperial, and is expected to be in place until a new credit agreement with the lender is completed.

7.  Stock Options

             On December 19, 2000, Griffin's Board of Directors authorized the issuance of options exerciseable for an additional 40,300 shares of common stock under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan").  On May 15, 2001, Griffin's stockholders approved the Second Amendment to the Griffin Stock Option Plan, increasing the available shares of Griffin Common Stock available for options from 1,000,000 to 1,250,000 shares.  Also on May 15, 2001, in accordance with the Griffin Stock Option Plan, as amended, options exerciseable for 15,000 shares were issued to Griffin's independent directors.  In the thirty-nine weeks ended September 1, 2001, options for 9,100 shares were cancelled as a result of the sale of the SSCs on January 26, 2001 and options for 44,700 shares were cancelled  as a result of employee terminations.

              Activity under the Griffin Stock Option Plan is summarized as follows:

	Number of Shares Subject to Options	Weighted Avg. Exercise Price

Outstanding at December 2, 2000	627,807	$12.12
Issued December 19, 2000	40,300	13.00
Issued May 15, 2001	15,000	17.75
Cancelled after December 2, 2000	(53,800)	13.25

Outstanding at September 1, 2001	629,307	$12.18

Number of option holders at September 1, 2001	28

Range of Exercise Prices	Outstanding at Sept. 1, 2001	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)

Under $3.00	34,435	$1.75	2.6
$3.00-$9.00	100,172	7.52	4.5
Over $9.00	494,700	13.85	7.0

	629,307

             At September 1, 2001, there were vested options exerciseable for 276,605 shares  outstanding under the Griffin Stock Option Plan with a weighted average price of $10.44 per share.

8.  Per Share Results

             Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,

	Sept. 1, 2001	Aug. 26, 2000	Sept. 1, 2001	Aug. 26, 2000

Net income (loss) as reported for computation of basic per share results	$(343)	$528	$4,775	$2,041
Adjustment to net income (loss) for assumed exercise of options of equity investee (Centaur)	(28)	(51)	(75)	(86)

Adjusted net income (loss) for computation of diluted per share results	$(371)	$477	$4,700	$1,955

Weighted average shares for computation of basic per share results	4,863,000	4,863,000	4,863,000	4,863,000
Incremental shares from assumed exercise of Griffin stock options	-	67,000	132,000	63,000

Adjusted weighted average shares for computation of diluted per share results	4,863,000	4,930,000	4,995,000	4,926,000

9.  Supplemental Financial Statement Information

             Other Comprehensive Income

             The Statement of Stockholders' Equity for the thirty-nine weeks ended September 1, 2001 and the thirty-nine weeks ended August 26, 2000 includes other comprehensive income of $61 and $186, respectively.  The other comprehensive income reported in these periods reflects translation adjustments related to Griffin's equity investment in Centaur Communications, Ltd.

             Inventories

             Inventories consist of:

	Sept. 1, 2001	Dec. 2, 2000

Nursery stock	$27,181	$29,488
Other	1,154	2,381

	$28,335	$31,869

             Property and Equipment

             Property and equipment consist of:

	Estimated Useful Lives	Sept. 1, 2001	Dec. 2, 2000

Land and improvements		$3,815	$7,904
Buildings	10 to 40 years	2,900	5,145
Machinery and equipment	3 to 20 years	14,647	16,985

		21,362	30,034
Accumulated depreciation		(10,552)	(12,965)

		$10,810	$17,069

             Griffin incurred capital lease obligations of $377 and $629, respectively, in the thirty-nine weeks ended September 1, 2001 and August 26, 2000.

             Real Estate Held for Sale or Lease

             Real estate held for sale or lease consists of:

	Estimated Useful Lives	Sept. 1, 2001	Dec. 2, 2000

Land		$4,485	$4,686
Land improvements	15 years	3,753	3,753
Buildings	40 years	37,606	30,919
Development costs		12,177	11,081

		58,021	50,439
Accumulated depreciation		(10,060)	(9,218)

		$47,961	$41,221

10.  Contingencies

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

Overview

             The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial, and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land").  Griffin also has an equity investment in Centaur Communications, Ltd. ("Centaur"), a magazine publishing business based in the United Kingdom.  On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. and its parent company, Shemin Acquisition Corporation.  Imperial will continue in the landscape nursery business with its container growing operations in Connecticut and northern Florida.  Imperial is currently expanding both of these operations.  Griffin's statement of operations for the thirty-nine weeks ended September 1, 2001 includes the results of the SSCs through the sale.

             Griffin adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", at the beginning of fiscal 2001.  EITF 00-10 states that all amounts billed to customers for shipping and handling should be included in net sales and the cost of shipping and handling should be included in cost of sales.  To reflect adoption of EITF 00-10 Griffin has reclassified its presentation of shipping revenue and related costs  included in net sales, cost of sales and selling, general and administrative expenses for the thirteen and thirty-nine weeks ended August 26, 2000 to conform to the current year's presentation of shipping revenue and related costs.  The adoption of EITF 00-10 had no effect on Griffin's operating results (see Note 2 to the financial statements).

Results of Operations

             Thirteen Weeks Ended September 1, 2001 Compared to the Thirteen Weeks Ended August 26, 2000

             Griffin's net sales and other revenue were $6.5 million in the thirteen weeks ended September 1, 2001 (the "2001 third quarter") as compared to net sales and other revenue of $17.4 million in the thirteen weeks ended August 26, 2000 (the "2000 third quarter").  Net sales and other revenue at Imperial were $3.7 million in the 2001 third quarter as compared to $15.9 million in the 2000 third quarter.  The decrease in net sales and other revenue at Imperial reflects the sale of the SSCs by Imperial in the 2001 first quarter.  SSC net sales in the 2000 third quarter were $12.2 million.  Excluding the effect of the sale of the SSC's, Imperial's net sales and other revenue were $3.7 million in both the 2001 third quarter and the 2000 third quarter.  At Griffin Land, net sales and other revenue increased to $2.8 million in the 2001 third quarter from $1.5 million in the 2000 third quarter.  This increase principally reflects additional rental revenue of $0.7 million from the leasing of newly completed space and $0.5 million from an agreement to terminate early a lease on one of its buildings.

             Griffin incurred an operating loss of $0.8 million in the 2001 third quarter as compared to an operating profit of $0.5 million in the 2000 third quarter.  Imperial incurred an operating loss of $1.3 million in the 2001 third quarter as compared to an operating profit of $0.9 million in the 2000 third quarter.  The lower results at Imperial reflects the effect of the sale of Imperial's SSCs that was completed in the 2001 first quarter.  The SSCs had an operating profit, before Imperial's general overhead expenses, of $1.5 million in the 2000 third quarter.  Excluding the effect of the sale of the SSCs, Imperial's operating loss increased from $0.6 million in the 2000 third quarter to an operating loss of $1.3 million in the 2001 third quarter, principally due to higher cost of sales in the 2001 third quarter partially offset by lower operating expenses.  The increased cost of sales includes a charge of $0.6 million for inventory that became unsaleable in the 2001 third quarter due to horticultural issues.  As a percentage of net sales, operating expenses were 32.7% of net sales in the 2001 third quarter as compared to 36.3% in the 2000 third quarter, as adjusted for the sale of the SSCs.

             Operating profit at Griffin Land was $1.0 million in the 2001 third quarter as compared to break-even results in the 2000 third quarter.  Profit related to the additional revenue from new leases and the lease termination was partially offset by higher operating expenses at Griffin Land.  Profit at Griffin Land's commercial properties, before depreciation and excluding the benefit from the lease termination, increased to $1.7 million in the 2001 third quarter from $0.9 million in the 2000 third quarter.

             Interest expense was $0.3 million in both the 2001 third quarter and the 2000 third quarter.  Higher interest expense from mortgages, due to a new mortgage entered into in the 2001 second quarter, substantially offset the effect of no borrowings under Griffin's Credit Agreement, which expired on May 31, 2001.

             Griffin reported equity income from its investment in Centaur of $0.3 million in the 2001 third quarter as compared to $0.4 million in the 2000 third quarter.  Griffin's 2001 third quarter equity income reflects the change in the reporting periods, effective last year, whereby Griffin now reflects Centaur's equity results on a two month lag.

             Thirty-nine Weeks Ended September 1, 2001 Compared to the Thirty-nine Weeks Ended August 26, 2000

             Griffin's net sales and other revenue were $27.2 million in the thirty-nine weeks ended September 1, 2001 (the "2001 nine month period") as compared to $56.5 million in the thirty-nine weeks ended August 26, 2000 (the "2000 nine month period").  Net sales and other revenue at Imperial were $20.8 million in the 2001 nine month period as compared to $52.3 million in the 2000 nine month period.  The lower net sales at Imperial reflects the effect of the sale of the SSCs in January 2001.  Net sales of the SSCs were $1.9 million from the beginning of the 2001 nine month period to their sale in January 2001 as compared to $34.4 million in the 2000 nine month period.  Excluding the effect of the sale of the SSCs, net sales at Imperial in the 2001 nine month period increased by $1.0 million over the 2000 nine month period.  Net sales and other revenue at Griffin Land were $6.4 million in the 2001 nine month period as compared to $4.2 million in the 2000 nine month period.  The increased revenue at Griffin Land principally reflects an increase of $1.1 million in rental revenue from the leasing of newly completed facilities, $0.5 million from the agreement to terminate early a lease on one of its buildings and an increase of $0.4 million in property management revenue.

             Griffin incurred an operating loss of $2.2 million in the 2001 nine month period as compared to an operating profit of $2.8 million in the 2000 nine month period.  Imperial incurred an operating loss of $2.1 million in the 2001 nine month period as compared to an operating profit of $3.9 million in the 2000 nine month period.  The operating loss at Imperial reflects the effect of the sale of the SSCs in January 2001. Due to the seasonality of the nursery business, the SSCs incurred an operating loss, before central overhead expenses, of $0.8 million from the beginning of the 2001 nine month period through their sale in January 2001.  The SSCs generated an operating profit, before central overhead expenses, of $4.5 million in the 2000 nine month period.  Imperial's farming operations, including all of Imperial's central overhead expenses, incurred an operating loss of $1.3 million in the 2001 nine month period as compared to an operating loss of $0.7 million in the 2000 nine month period.  The effect of higher net sales of Imperial's farming operations in the 2001 nine month period was more than offset by higher cost of sales, which included the charge of $0.6 million recorded in the 2001 third quarter for unsaleable inventory.  As a percentage of net sales, operating expenses were 19.3% in the 2001 nine month period as compared to 23.8% in the 2000 nine month period, as adjusted for the sale of the SSCs.  Imperial's operating expenses were lower in the 2001 nine month period as compared to the 2000 nine month period due to lower central overhead costs, due principally to staff reductions in connection with the sale of the SSCs and lower incentive compensation expenses.

             Griffin Land's operating profit in the 2001 nine month period was $1.0 million as compared to an operating profit of $0.1 million in the 2000 nine month period.  The increased operating profit in the real estate business reflects higher profit from Griffin Land's commercial properties.  Profit from Griffin Land's commercial properties, before depreciation and excluding the benefit of the lease termination, was $3.8 million in the 2001 nine month period as compared to $2.4 million in the 2000 nine month period.  Increased profit from commercial properties was partially offset by higher operating expenses and higher depreciation expense in the 2001 nine month period.

             Interest expense in the 2001 nine month period was $0.6 million as compared to $0.9 million in the 2000 nine month period.  The lower interest expense principally reflects repayment of the entire amount outstanding  under Griffin's Credit Agreement from the cash proceeds received from the sale of the SSCs in January 2001.   The remaining cash received from the sale of the SSCs, after repayment of the amount outstanding under the Griffin Credit Agreement, was used to finance operations subsequent to the completion of that transaction.  Additionally, higher interest payments on mortgages, reflecting the interest on a new mortgage entered into in March 2001, was more than offset by a higher amount of interest capitalized on new construction projects during the 2001 nine month period as compared to the 2000 nine month period.

             Griffin's equity income from Centaur in the 2001 nine month period was $0.7 million as compared to equity income of $0.9 million in the 2000 nine month period.  The lower equity income reflects the effect at Centaur of expenses, of which Griffin's share was $0.9 million, related to a proposed stock offering or sale that did not take place.  Excluding these expenses, operating results at Centaur increased over the previous year.  Griffin's equity income in the 2001 nine month period reflects the change in reporting periods, effective last year, whereby Griffin now reflects Centaur's equity results on a two month lag.

Liquidity and Capital Resources

             Griffin's net cash used in operating activities was $7.1 million in the 2001 nine month period as compared to net cash provided by operating activities of $1.9 million in the 2000 nine month period.  The use of cash principally reflects the lower operating profit and a greater reduction of accounts payable, as a result of the sale of the SSCs in January 2001.  Cash provided by investing activities of $8.0 million in the 2001 nine month period reflected the proceeds from the sale of the SSCs partially offset by an increase in additions to real estate held for sale or lease.  The additions to Griffin Land's real estate assets in the 2001 nine month period reflect principally the completion of the shell of a 165,000 square foot commercial building in Windsor, Connecticut after entering into a long-term lease for the entire building with JDS Uniphase Corporation ("JDS").  The shell was completed in the 2001 second quarter.  Additions to Griffin's real estate assets in the 2001 nine month period also included completion of a 40,000 square foot building in Bloomfield, Connecticut started in fiscal 2000.  Over 90% of this building has been leased.  Additions to Griffin Land's real estate assets in the 2001 nine month period also included work on the completion of the interior of an approximately 100,000 square foot warehouse in the New England Tradeport, the shell of which was completed in fiscal 1999.  Upon obtaining lease agreements, the interior of this building was completed by Griffin Land in the 2001 nine month period and the building was occupied by its new tenants in the 2001 second quarter.

             Capital expenditures in the 2001 nine month period were $2.0 million as compared to $2.6 million in the 2000 nine month period.  The expenditures in 2001 were principally to improve and expand Imperial's containerized plant growing facilities in northern Florida and Connecticut.  The current phase of expansion projects at Imperial is expected to be completed over the next twelve to fifteen months at a projected total cost of $7.4 million, of which approximately $5.2 million had been expended through August 2001.

             Cash used in financing activities was $1.3 million in the 2001 nine month period as compared to cash provided by financing activities of $3.3 million in the 2000 nine month period.  The cash used in the 2001 nine month period reflected the repayment of the entire amount of the Griffin Credit Agreement (the "Credit Agreement") then outstanding ($11.2 million) from a portion of the net cash proceeds from the sale of the SSCs.  The balance of the proceeds from the sale of the SSCs is being used for general corporate purposes.  The Credit Agreement expired on May 31, 2001.  Griffin intends to enter into a new credit agreement in the next ninety days with Fleet Bank, the lender under the Credit Agreement.  In the next ten days, Griffin expects to complete a $3.7 million bridge loan (the "Bridge Loan") with the same lender.  The Bridge Loan will have a term of ninety days, and is expected to be replaced by a new credit agreement from the lender.

             On March 12, 2001 Griffin closed a nonrecourse mortgage of $6.4 million on the 165,000 square foot building that is leased to JDS.  The mortgage loan bears interest at 8.125% and has a term of fifteen years, with payments based on a twenty year amortization period.

             In the 2001 second quarter, Griffin Land started construction on the shell of an approximately 57,000 square foot warehouse facility in the New England Tradeport.  The shell of this new building is expected to be completed in the 2001 fourth quarter.  Griffin Land anticipates additional new construction to start in fiscal 2002 on a building to be located in Griffin Center in Windsor, Connecticut.  Additionally, Griffin Land intends to proceed with its proposed residential subdivision in Simsbury, Connecticut if regulatory approval is obtained (this matter is currently in litigation) and Griffin Land is examining certain of its other land holdings for potential residential subdivisions.

             Management believes that in the near term, based on the current level of operations and anticipated growth, the cash generated from the sale of Imperial's SSCs, the mortgage proceeds received on March 12, 2001, cash generated from operations and borrowings under the Bridge Loan and a successor  to the Credit Agreement, will be sufficient to finance the working capital requirements and expected capital expenditures of its landscape nursery business and fund development of its real estate assets.  Over the intermediate and long term, selective mortgage placements or additional bank credit facilities may also be required to fund capital projects.

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

             For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  Griffin had no variable rate debt outstanding at September 1, 2001.

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

Items 2 through 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - none

             (b)  There were no reports filed on Form 8-K by the Registrant during the 2001 third quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

/s/ Frederick M. Danziger

Date: October 16, 2001	Frederick M. Danziger
President and Chief Executive Officer

/s/ Anthony J. Galici

Date: October 16, 2001	Anthony J. Galici
Vice President, Chief Financial Officer
and Secretary