Form 10-K405
period 2001-12-01
GRIFFIN LAND & NURSERIES INC
filed 2002-03-01
CIK 1037390

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 1, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29288

GRIFFIN LAND & NURSERIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0868496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Rockefeller Plaza New York, New York	10020
(Address of principal executive offices)	(Zip Code)

(212) 218-7910
(Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 par value	Nasdaq National Market

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. /X/

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $13,080,000 approximately, based on the closing sales price on the Nasdaq National Market on February 8, 2002. Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the Registrant and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock: 4,862,704 shares as of February 8, 2002.

PART I

ITEM 1.    BUSINESS

        Griffin Land & Nurseries, Inc. ("Griffin") and its subsidiaries comprise principally a landscape nursery and real estate business. At the end of its 2001 fiscal year Griffin engaged in two principal lines of business: (1) the landscape nursery products business, comprised of the growing of containerized landscape nursery products for sale principally to retail garden center operators, landscape nursery mass merchandisers and wholesale sales and service centers, whose main customers are landscape contractors; and (2) the real estate business, comprised of (x) the ownership, construction and management of commercial and industrial properties and (y) the development of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts. On January 26, 2001, a portion of the landscape nursery products business which had related to the operation of wholesale sales and service centers (the "SSCs") was sold to Shemin Nurseries, Inc. ("Shemin"). Griffin holds an approximately 14% interest in the equity of Shemin Acquisition Corp. ("Acquisition"), the parent company of Shemin, acquired as part of the sale. The investment in Acquisition is accounted for under the cost method of accounting for investments. Griffin also owns an approximately 35% interest (32% fully diluted) in Centaur Communications, Ltd. ("Centaur"), a United Kingdom magazine and information services publisher which is accounted for under the equity method of accounting, and has a lesser interest in Linguaphone Group, plc ("Linguaphone"), a designer and distributor of language teaching materials based in the United Kingdom, which is accounted for under the cost method of accounting for investments.

Landscape Nursery Business

        The landscape nursery operations of Griffin are operated by its wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial is a grower, distributor and, to a small extent, broker of wholesale landscape nursery stock. The landscape nursery industry is extremely fragmented. Imperial believes that its volume places it among the twenty largest landscape nursery growers in the country. On January 26, 2001, Imperial completed the sale of its SSCs, which provided most of Imperial's operating profit in prior years. As a result of the sale, the central overhead of Imperial, which could be reduced only in part, was borne entirely by the growing operation in 2001 and will so continue to be borne in the future.

        Imperial's container growing operations are located on land owned by Griffin in Connecticut (approximately 455 acres currently used) and in northern Florida (approximately 450 acres currently used). The Florida growing operation is currently being expanded on adjacent lands owned by Griffin. If all current plans are implemented, the Florida farm will use approximately 490 acres. At that time, substantially all of the useable contiguous lands suitable for the container-growing operations in Connecticut and a large portion of such lands in northern Florida will be in use. The Florida farm has also improved and expanded its shipping docks and customer service facilities and is improving its irrigation and water recycling operations. Imperial's inventories consist of container-grown plants on these two farms. The largest products of Imperial are evergreens, flowering shrubs and hollies in Florida and rhododendron, evergreens and flowering shrubs in Connecticut. Other major product categories in Florida include juniper, perennials and crape myrtle. During 2000, a decision was made materially to reduce the number of azalea and juniper to be grown in Florida and to increase the number of larger plants of several varieties in Florida including leyland cypress, some varieties of deciduous shrubs, crape myrtle and shade trees. In Connecticut, alberta spruce, perennials and trees are other major products.

        Container-grown product is held principally from one to five years prior to its sale by Imperial. Over the past four years Imperial substantially increased its production and sales of perennials which have a much shorter growing cycle than most of the rest of Imperial's products. Because many perennials were grown for sale to the SSCs, after the sale of the SSCs, the number of perennials being grown has been reduced starting in 2002. During 1997, Imperial determined to terminate its own growing of field-grown product and recorded a loss accrual estimated to be sufficient to absorb the cost of terminating that operation. The termination of the field-grown operation was fully completed in 2000 within the loss accrual.

        Imperial is reviewing a variety of approaches to increase its return on assets in its growing operations, including changes in the relative quantities of some products currently grown and proposed to be grown and also possible changes in the potting and growing cycle for some of its containerized production. Some of these programs are also directed at developing faster growing products and improved soil mixes. A substantial portion of the products which are part of the expanded Florida production will be of larger sizes requiring an extended growing cycle. During 2002, there will be a substantial increase in inventory and improvements in Florida. This is the last year of major investment in nursery growing assets in the current cycle of planned investment. Imperial is also considering some other products and product sizes for both sales in its existing markets and expanding the market area served by the Florida farm. Any such changes, if successful, taking into account the growing cycles of the related plants, will take a substantial period to be reflected in results of operations to any material extent.

        The growing operations serve a market comprised principally of retail garden center operators, landscape nursery mass merchandisers and wholesale sales and service centers. Shemin, the purchaser of Imperial's SSCs, has a contract to purchase some Imperial grown product for each of the next two years. Imperial's major markets are in the Northeast, Mid-Atlantic, the northern portion of the Southeast and the Midwest. Nursery sales are extremely seasonal, peaking in Spring, and are strongly affected by commercial and residential building activity and are materially affected by weather conditions, particularly in the Spring planting season. Drought conditions currently affecting the East Coast could adversely affect sales of Imperial if such conditions continue into the Spring planting season. Competition in 2002 may be affected by product grown by Imperial and others which was not sold, when expected, last year. Competition may also reflect the weakened financial condition of at least one major grower and by the bankruptcies of two significant customers of Imperial, Frank's Nurseries and K-mart.

        Imperial's sales are made to a large variety of customers. In fiscal 2001, sales to one customer of Imperial represented 11.5% of Imperial's total sales. There were no customers in fiscal 2000 and fiscal 1999 that represented more than 10% of Imperial's annual sales in those years.

        Imperial has increased its containerized growing and shipping capacity to meet the potential volume and quality needs of its customers and to capitalize on expected growth in the Mid-Atlantic and Midwest markets. In coming years, Imperial expects that a higher portion of its shipping will be made on trucks outfitted with shelves, which may increase shipping expenses. Over the last two years, substantial additional sales support has been provided to the farming operation, and in future years additional sales support may be required to be provided to retail chain store customers.

        During 2000, Imperial operated seven SSCs which sold a wide range of plant material, including a large portion purchased from growers other than Imperial, and horticultural tools and products to the trade. The largest portion of the sales of the SSCs were to professional landscapers. The SSCs, all of which were owned by Imperial, were located in Windsor, Connecticut; Aston and Pittsburgh, Pennsylvania; Columbus and Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia. During 2000, operating results of the SSCs improved from the prior year. The SSCs had become the principal contributor to the operating profit of Imperial. In January 2001, the SSCs were sold to Shemin for cash and stock in Shemin Acquisition Corporation. Griffin reported a pretax profit of approximately $9.5 million on this transaction. See Note 2 to the consolidated financial statements included in Item 8.

Real Estate Business

        Griffin is directly engaged in the real estate development business on portions of its land in Connecticut. Griffin develops portions of its properties for industrial, commercial and residential use. In future years, Griffin may seek to develop properties on land which it does not own at this time. The headquarters for this operation is in Bloomfield, Connecticut.

        For several years, the real estate market in the Hartford area, particularly that in the northwest quadrant where the majority of Griffin's acreage is located, was depressed by a number of factors, including the decline of employment in the defense and insurance industries. In 2000, there was some recovery in this market, including some recovery in the office portion of this market, which had been particularly weak. During 2001, in the area of Griffin's properties, there was not a significant change in the vacancy rates of office space, but Griffin and a joint venture in which it owns a 30% interest succeeded in leasing 42,000 square feet of office space (a portion with occupancy and rent commencing in 2002) and Griffin delivered to tenants approximately 235,000 square feet (net of vacated space) of industrial and flex space. There can be no assurance as to the condition of the real estate market in this region in the near future. Current projections, made by analysts, show little growth for this market during 2002 particularly in office space. Despite the decline in the insurance and defense industries, the unemployment rate in the area is quite low. The development of Griffin's land is also affected by land planning issues, particularly in the town of Simsbury, Connecticut.

  Commercial and Industrial Developments

  New England Tradeport

        A significant amount of Griffin's current commercial and industrial development efforts are focused on a 600 acre tract owned by Griffin near Bradley International Airport and Interstate 91 known as the New England Tradeport. To date, approximately 400,000 square feet of warehouse and light manufacturing space has been completed, of which approximately 330,000 (83%) is occupied or committed to be occupied, and a bottling and distribution plant has been built by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin. Leases covering less than 25% of the currently leased space expire within the next twenty-four months. The only currently vacant spaces are a warehouse of approximately 57,000 square feet that was built in 2001 on speculation which became available for tenant improvement work at year end 2001 and approximately 10,000 square feet in one older industrial building owned by Griffin Land.

        Griffin has obtained a state traffic control certificate for the development of 1.2 million square feet for the New England Tradeport. Griffin intends to continue to direct its primary efforts in the industrial properties portion of its real estate business toward construction and leasing of light industrial and warehouse facilities at the New England Tradeport. Future development at the New England Tradeport may require investment in off-site infrastructure on behalf of Windsor, Connecticut and improvement of some state or town roads. At present, $13.8 million is invested in buildings at New England Tradeport and $2.7 million in the undeveloped land there.

  Griffin Office Center and Griffin Center South

        Griffin's other substantial development is the combination of Griffin Center in Windsor, Connecticut and Griffin Center South in Bloomfield, Connecticut. Together these master planned developments comprise approximately 600 acres, approximately 63% of which have been developed with nearly 2,115,000 square feet of office and industrial space.

        Griffin Center currently includes ten corporate office buildings built by Griffin. Griffin currently maintains only a 30% interest in two office buildings which have an aggregate of 161,000 square feet in the Griffin Center office complex. During 2001 and early in 2002, occupancy of those buildings increased to 149,000 square feet (92.5%). The 70% owner of those buildings expects to offer them for sale in 2002 subject to receipt of acceptable offers. Griffin has a right of first refusal with respect to the buildings. During 2001, Griffin completed the shell of a light manufacturing building of 165,000 square feet in Griffin Center for JDS Uniphase Corporation ("JDS") which is leased to and occupied by JDS under a fifteen year lease. Under the agreement, JDS paid for its interior improvements, which were material to the total cost of the building. The agreement which provided for the development of that building also provides JDS options to have Griffin develop two additional buildings of 150,000 square feet each for lease to JDS. At present JDS has not exercised either such option. Griffin plans to build a 50,000 square foot single story office building in Griffin Office Center in 2002. Griffin's aggregate investment in Griffin Center is $11.3 million.

        In Griffin Center South, a 130-acre tract with sixteen buildings of industrial and research and development space, Griffin has retained for rental 9 buildings which are now substantially fully rented except for the 57,500 square feet accepted back from JDS during 2001. These buildings have an aggregate of approximately 225,000 square feet of flex and office space and 18,000 square feet of storage space. Leases covering less than 20% of the currently leased space expire within the next twenty-four months. Undeveloped land remaining in Griffin Center South is sufficient for one additional 50,000 square foot building and another small building. The aggregate investment in Griffin Center South is $11.3 million.

  Other Office and Industrial Subdivisions

        Two additional Griffin parcels appropriate for office or industrial uses are available for development, including 28 acres in the Day Hill Technology Center in Windsor and 100 acres in the South Windsor Technology Center. Griffin has obtained state traffic certificates for these parcels for 500,000 square feet and 200,000 square feet of development, respectively. In addition, Griffin is subdividing a 16 acre parcel in Windsor for smaller build-to-suit industrial buildings.

  Residential Developments

  Simsbury

        In November 1999, Griffin filed plans for the creation of a residential community of 640 homes on a 363 acre site in Simsbury. After the conclusion of the original hearings in this matter Griffin reduced the number of proposed homes to 371. One quarter of these homes would be deed restricted affordable housing under Connecticut statutes. The public hearings focused on the density of the proposed development, as well as sewer, wetlands and soil contamination issues arising from prior use of the land for farming, as a result of which certain pesticides remain in the upper portion of the soil. The local commissions rejected the plan which is now before the Connecticut courts in a number of separate but related actions. See "Regulation: Environmental Matters". Griffin believes that its development plan for this site includes an appropriate method (which has received support from the Connecticut Department of Environmental Protection) of remediating the soils. The outcome of the pending litigation cannot be predicted. The book value of the land, including design and development costs to date, for this proposed development is $3 million. Griffin anticipates that obtaining subdivision approvals in many of the towns where it holds land appropriate for residential subdivision will be an extended process. Griffin owns another 500 acres in Simsbury, portions of which are zoned residential and other portions of which are zoned industrial. The industrial land is probably more suited to commercial use. Griffin may seek to develop or sell such lands if approvals can be obtained.

  Windsor

        In 1988, a subsidiary of Griffin began infrastructure work at Walden Woods, a 153-acre site in Windsor, Connecticut, which was originally planned to contain more than 435 residential units. Through the end of fiscal 2001, 153 homes have been built. In 2000, Griffin entered into an agreement with a developer for the sale of the balance of the development rights at Walden Woods. Completion of this transaction, which is subject to site plan and other approvals by the town, would provide a significant cash flow to Griffin. Griffin's aggregate investment in Walden Woods is $2.9 million.

  Suffield

        During 1999, one parcel of land in Suffield, Connecticut, which was in the process of subdivision, was sold at a substantial profit. Griffin is currently seeking to prepare another 95 acre piece in Suffield for residential subdivision.

  Other

        In addition, approximately 500 acres in Connecticut are leased for tobacco growing to General Cigar Co., Inc., at annual rentals approximating the land's annual carrying cost. The lease for these properties, which extends for 7 years, may be terminated as to 100 acres annually, on one year's prior notice.

        Griffin is evaluating its other properties for residential development over a period of years.

Investments

  Centaur Communications, Ltd.

        Griffin owns approximately 35% (32% fully diluted) of the outstanding common stock of Centaur, a privately-held publisher of business magazines in the United Kingdom and a compiler and supplier of computerized financial information through a subsidiary, Perfect Information, Ltd. As a result of a repurchase of common stock by Centaur and an additional investment by Griffin in 1998, Griffin's interest in Centaur was increased to its present level. The agreements relating to that transaction contemplate an offering of Centaur stock or sale of Centaur in the next two years subject to a number of factors, including market conditions.

  Linguaphone Group, plc

        Griffin received, in 1997 from Centaur, a 25% interest in Linguaphone. In early 1999, a recapitalization of Linguaphone resulted in Griffin's interest being reduced to approximately 14% (11% fully diluted). Further transactions by Linguaphone have reduced Griffin's ownership interest to approximately 8%. Accordingly, Griffin now accounts for Linguaphone under the cost method of accounting for investments. Further dilution of Griffin's ownership interest in Linguaphone is expected as a result of a rights offering being contemplated by Linguaphone. Griffin's 2001 statement of operations includes a charge of approximately $2.2 million to write down its investment in Linguaphone to less than $100,000 due to Linguaphone's recent financial results and the contemplated offering of Linguaphone stock that reflects a substantially lower value of Linguaphone's common stock.

  Shemin Acquisition Corporation

        In connection with Imperial's sale of the SSCs, Imperial now holds approximately 14% of the outstanding common stock of Shemin Acquisition Corporation, a privately held company that is the parent company of Shemin Nurseries, Inc. Imperial accounts for its investment in Acquisition under the cost method of accounting for investments.

Financial Information Regarding Industry Segments

        See Note 3 to the consolidated financial statements of Griffin included elsewhere herein for certain financial information regarding the landscape nursery business and the real estate business.

Employees

        As of December 1, 2001, Griffin employed 240 persons on a full-time basis, including 18 in its real estate business and 218 in its landscape nursery business. At present, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

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

Regulation: Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure properly to remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. In Simsbury, Connecticut, the value of Griffin's land is affected by the presence of chlordane on a portion of the land which is intended for residential use. Although Griffin believes its proposed method of reducing chlordane contamination to levels below those that would impede residential development of such properties is appropriate and feasible, the acceptance of the method by any town commission has not yet been obtained. In the event that Griffin is unable adequately to remediate this property, its ability to develop such property for its intended purposes would be materially affected.

        Griffin periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. Griffin does not anticipate experiencing, in the immediate future, material expense in complying with such laws other than in connection with development operations which may require additional clean up expenses.

ITEM 2.    PROPERTIES

Land Holdings

        Griffin is a major landholder in the State of Connecticut and also owns land in Massachusetts. In addition, Griffin owns approximately 1,100 acres in northern Florida, most of the useable portion of which is used for Imperial's growing operations or is contiguous to such operations. Through January 26, 2001 Griffin owned the sites for Imperial's seven sales and service centers. Each such center typically has a warehouse/office facility and 10-15 acres of nursery stock. On January 26, 2001, Imperial completed the sale of all of the assets of its sales and service centers to Shemin Nurseries, Inc. Those assets sold included 129 acres of real estate.

        The book value of undeveloped land holdings owned by Griffin, principally in the Hartford, Connecticut area, is approximately $15 million. Griffin believes the fair market value of such land is substantially in excess of its book value, including land improvements.

        A listing of the locations of Griffin's commercial and nursery real estate, a portion of which, principally in Bloomfield, East Granby and Windsor, has been developed, is as follows:

Commercial Real Estate

Location of Property	Land Area (Acres)
Connecticut
Bloomfield	376
East Granby	172
East Windsor	115
Granby	95
Simsbury	873
South Windsor	103
Suffield	380
Windsor	1,217
Massachusetts
Southwick	432
Florida
Hillsborough County	9
Leon County	6

Nursery Real Estate

Location of Property	Land Area (Acres)
Florida
Quincy	1,066
Connecticut
East Granby	393
Granby	267

        Griffin also leases approximately 2,100 square feet in New York City for its Executive Offices.

ITEM 3.    LEGAL PROCEEDINGS

        As discussed in Item 1, certain parts of Griffin's property in Simsbury, Connecticut, are affected by the presence of chlordane. Although the various federal, state and local agencies may have an interest in the matter, there are no proceedings known by Griffin to be contemplated by any of these agencies in connection with possible chlordane exceedences on such land. Various aspects of Griffin's plans for its proposed residential development in Simsbury are currently being litigated.

        Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin's financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the Nasdaq National Market:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2001	$14.75	$11.13	$18.85	$12.94	$18.08	$15.00	$15.51	$11.00
2000	$12.38	$9.75	$13.75	$10.00	$13.00	$11.00	$15.00	$11.38

        On February 8, 2002, the number of record holders of common stock of Griffin was approximately 528, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the Nasdaq National Market on such date was $14.05 per share. The information appearing in Notes 7 and 11 to the consolidated financial statements is hereby incorporated by reference.

Dividend Policy

        Griffin's current policy is to retain any earnings to finance the operation and expansion of its businesses.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected statement of operations data for fiscal years 1997 through 2001 and balance sheet data as of the end of each fiscal year.

	2001(a)	2000 (As Restated)(b)	1999	1998	1997
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net sales & other revenue (c)	$32,013	$74,374	$64,998	$53,133	$48,054
Operating (loss) profit	(3,182)	3,812	3,130	74	(3,236)
Gain on sale of sales and service centers	9,469	—	—	—	—
Income (loss) before equity investments (d)	1,490	1,670	1,623	86	(2,502)
Net income (loss)	1,137	2,262	2,176	(65)	(2,136)
Basic net income (loss) per share (e)	0.23	0.47	0.45	(0.01)	(0.45)
Diluted net income (loss) per share (e)	0.22	0.45	0.42	(0.03)	(0.45)
Balance Sheet Data:
Total assets	124,175	127,284	112,885	104,730	103,736
Working capital	31,095	29,193	36,337	33,304	41,130
Long-term debt	15,940	9,008	8,860	2,666	2,830
Stockholders' equity (e)	96,916	95,718	93,270	91,000	90,523

(a)
The financial results for fiscal 2001 reflect primarily the sale of the Sales and Service Centers on January 26, 2001 as described in Item 1, Item 7, and Note 2 to the consolidated financial statements included in Item 8.

(b)
The financial data for fiscal 2000 has been restated as described in Item 7 and in Note 9 to the consolidated financial statements included in Item 8.

(c)
Net sales for fiscal years 1997 through 2000 have been reclassified to reflect the adoption of Emerging Issues Task Force ("EITF") 00-10 "Accounting for Shipping and Handling Fees and Costs." See Note 1 to the consolidated financial statements included in Item 8.

(d)
Income before equity investment in fiscal 2001 includes a pretax charge of $2.2 million to write-down the value of Griffin's investment in Linguaphone Group plc.

(e)
Griffin was a wholly-owned subsidiary of Culbro Corporation ("Culbro") through July 3, 1997. Accordingly, the per share results for 1997 presented above are on a pro forma basis because the Griffin common stock was not outstanding for that entire year.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial, and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). Griffin also has an equity investment in Centaur Communications, Ltd. ("Centaur"), a magazine publishing business based in the United Kingdom. On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. A substantial amount of the operating profit of Imperial in fiscal 1999 and fiscal 2000 was attributable to the SSCs. Imperial remains in the landscape nursery business with its container growing operations in Connecticut and northern Florida. Imperial has recently completed an expansion of its Connecticut growing operation and is currently expanding its operation in northern Florida. Griffin's statement of operations in fiscal 1999, fiscal 2000 and through the date of sale of the SSCs in fiscal 2001 include the results of operations of the SSCs, and Griffin's balance sheet as of December 2, 2000 includes the financial position of the SSCs.

        Griffin's equity results from Centaur for each of the three fiscal years ended December 1, 2001, reflect Centaur's results for the twelve month periods ended November 30, 2001, 2000 and 1999, respectively. Griffin's equity share of the results of Centaur for the fiscal year 2000 have been restated to reflect the inclusion of Centaur's results for the twelve month period ended November 30, 2000, rather than the ten month period ended September 30, 2000. The effect was to increase both equity income from Centaur and net income by $628,000. At the time Griffin was required to file its Form 10-Q for the third quarter of fiscal 2000, Centaur was in the process of preparing for a stock offering and any future disclosure of Centaur's interim results could have violated securities regulations in the United Kingdom after the offering. Accordingly, Griffin's third quarter of fiscal 2000 included Centaur's results for the one month ended June 30, 2000 and the fourth quarter and full year fiscal 2000 included Centaur's results for the three months and ten months ended September 30, 2000, respectively. During 2001, Centaur's offering was terminated. Accordingly, Griffin has restated its equity results from Centaur to report all periods on a current basis.

        Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission ("SEC"), requires all registrants to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to Griffin's consolidated financial statements included in Item 8 include a summary of the significant accounting policies and methods used in the preparation of Griffin's consolidated financial statements. However, in the opinion of management, Griffin does not have any individual accounting policy that is critical to the preparation of its consolidated financial statements. This is due principally to the definitive nature of the accounting requirements for the landscape nursery products and real estate businesses in which Griffin is engaged. Also, in many cases, Griffin must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. The following is a review of the more significant accounting policies and methods used by Griffin:

  Revenue Recognition—Griffin recognizes revenues for its landscape nursery business upon shipment of products to customers when title and risk of loss pass to the customers. In Griffin's real estate business, rental revenue is recorded in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases", which generally requires that rental revenue be recognized on a straight-line basis over the term of the lease. Real estate sales are recorded in accordance with SFAS No. 66, "Accounting for Sales of Real Estate" which establishes standards for recognition of profit on real estate sales. These standards require that profit on a transaction not be recognized until the amount is determinable, collectability of the sales price is reasonably assured and the earnings process is complete.

  Depreciation and Amortization—Griffin depreciates its property and equipment and its real estate held for lease using straight-line methods. Griffin amortizes goodwill related to its investment in Centaur on a straight-line method over forty years. Beginning in fiscal 2003, with the adoption of a new required accounting standard, Griffin will no longer be required to amortize the goodwill related to its investment in Centaur (see Note 1 to the consolidated financial statements in Item 8).

  Inventories—Griffin's inventories of its landscape nursery business are stated at the lower of cost or market. Cost is determined using the average cost method. Although nursery stock includes certain inventories that will not be sold within one year, it is industry practice to include such inventories in current assets.

  Impairment of Long-Lived Assets—Griffin evaluates the carrying value of its long-lived assets in relation to their operating performance and future undiscounted cash flows.

Results of Operations

  Fiscal 2001 Compared to Fiscal 2000

        Griffin's net sales and other revenue were $32.0 million in fiscal 2001 as compared to $74.4 million in fiscal 2000. Net sales and other revenue at Imperial were $23.6 million in fiscal 2001 as compared to $68.6 million in fiscal 2000. The lower net sales at Imperial reflects the effect of the sale of the SSCs in January 2001. Net sales of the SSCs were $48.3 million in fiscal 2000 as compared to $1.9 million in fiscal 2001 through the date the SSCs were sold. Excluding the effect of the sale of the SSCs, net sales at Imperial increased by $1.4 million. The increase in net sales at Imperial principally reflects additional product available for sale as a result of the recent expansion of Imperial's Connecticut and northern Florida growing operations.

        Net sales and other revenue at Griffin Land increased from $5.8 million in fiscal 2000 to $8.4 million in fiscal 2001. This increase of $2.6 million reflects an increase of $2.3 million from higher rental revenue in fiscal 2001 as a result of leases on buildings completed and occupied in fiscal 2001 and new leases on space that was vacant in fiscal 2000 but occupied for most of fiscal 2001. Additionally, revenue in fiscal 2001 included $0.5 million from the agreement to terminate early a lease on one of its buildings. The increase in rental revenue and the revenue from the early termination at Griffin Land substantially offset lower revenue from land sales in fiscal 2001 as compared to fiscal 2000. Revenue from land sales decreased from $1.2 million in fiscal 2000 to $0.8 million in fiscal 2001.

        Griffin incurred an operating loss of $3.2 million in fiscal 2001 as compared to an operating profit of $3.8 million in fiscal 2000. Imperial incurred an operating loss of $2.7 million in fiscal 2001 as compared to an operating profit of $5.3 million in fiscal 2000. The lower operating results at Imperial reflects the effect of the sale of the SSCs in January 2001. Due to the seasonality of the landscape nursery business, the SSCs incurred an operating loss, before Imperial's central overhead expenses, of

$0.8 million from the beginning of the 2001 fiscal year through their sale in January 2001. The SSCs generated an operating profit, before Imperial's central overhead expenses, of $6.6 million in fiscal 2000. Imperial's growing operations, including all of Imperial's central overhead expenses, incurred an operating loss of $1.9 million in fiscal 2001 as compared to an operating loss of $1.3 million in fiscal 2000. The effect of higher net sales of container grown plants by Imperial's growing operations was more than offset by higher cost of sales in fiscal 2001, which included a charge for unsaleable inventory of $0.6 million, due principally to horticultural issues, recorded in the 2001 third quarter. Imperial's operating expenses, excluding those expenses directly related to the SSCs, were $4.6 million in fiscal 2001 as compared to $5.4 million in fiscal 2000. As a percentage of net sales, operating expenses were 21.2% in fiscal 2001 as compared to 26.7% in fiscal 2000, as adjusted for the sale of the SSCs. The lower operating expenses in fiscal 2001 principally reflects lower central overhead expenses at Imperial due principally to staff reductions as a result of the sale of the SSCs and lower incentive compensation expense in fiscal 2001 as compared to fiscal 2000.

        Operating profit at Griffin Land increased to $1.0 million in fiscal 2001 as compared to $0.2 million in fiscal 2000. The increased operating profit at Griffin Land principally reflects higher profit from commercial properties as a result of the increase in rental revenue in fiscal 2001. Profit from Griffin Land's commercial properties, before depreciation and excluding the benefit of the lease termination, was $4.6 million in fiscal 2001 as compared to $2.9 million in fiscal 2000. The increase in profit from commercial properties, before depreciation, was partially offset by lower profit from property sales, higher operating expenses and higher depreciation expense. Profit from property sales declined from $0.5 million in fiscal 2000 to $0.1 million in fiscal 2001 due to the lower property sales revenue and fiscal 2000 including sales of properties with a lower cost basis. The higher depreciation expense reflected depreciation on new buildings placed into service in fiscal 2001.

        Griffin's results in fiscal 2001 reflect a write-down of $2.2 million on its investment in Linguaphone Group plc ("Linguaphone"). The write-down reflects the decrease in value of Griffin's investment in Linguaphone as a result of recent financial results and the contemplated offering of Linguaphone stock that reflects a substantially lower value of Linguaphone's common stock. Approximately 80% of the carrying value of Griffin's investment in Linguaphone resulted from a distribution in 1997 of the common stock of Linguaphone by its former parent company, Centaur. The remaining carrying value of Griffin's investment in Linguaphone, approximately $0.4 million, reflects a cash investment by Griffin.

        Griffin's interest expense declined from $1.1 million in fiscal 2000 to $0.9 million in fiscal 2001. Griffin's interest income increased by $0.1 million in fiscal 2001 as compared to fiscal 2000. The lower interest expense and higher interest income reflect repayment of the entire amount outstanding under Griffin's Credit Agreement from the cash proceeds received from the sale of the SSCs in January 2001. The remaining cash received from the sale of the SSCs, after repayment of the amount then outstanding under the Griffin Credit Agreement, was used to finance operations. Additionally, higher interest payments on mortgages, reflecting interest on a new mortgage entered into in March 2001, was more than offset by a higher amount of interest capitalized on new construction projects during fiscal 2001 as compared to fiscal 2000.

        Griffin's effective tax rate in fiscal 2001 is 54.5% as compared to 38.5% in fiscal 2000. The higher effective tax rate in 2001 reflects the effect of the tax basis of Griffin's investment in Linguaphone being lower than its book basis, therefore the write-down did not generate the expected tax benefit had the tax basis of that asset been comparable to its book basis.

        Griffin had a loss from Centaur in fiscal 2001 of $0.4 million as compared to equity income of $0.6 million in fiscal 2000. Although Centaur's operations were generally more profitable in fiscal 2001, Centaur incurred expenses, of which Griffin's allocable share was $0.9 million, related to a proposed stock offering or sale that did not take place.

  Fiscal 2000 Compared to Fiscal 1999

        In fiscal 2000, Griffin's net sales and other revenue increased $9.4 million, or 14%, to $74.4 million from $65.0 million in fiscal 1999. Net sales and other revenue increased at both Imperial and Griffin Land. At Imperial, net sales increased $9.0 million, or 15%, in fiscal 2000 to $68.6 million from $59.6 million in fiscal 1999. The higher net sales and other revenue at Imperial reflected principally increased volume from the SSCs, which accounted for $5.5 million of the sales increase at Imperial. The balance of the sales increase at Imperial reflected increased sales volume of container-grown plants from Imperial's farming operations in Connecticut and northern Florida. At Griffin Land, net sales and other revenue increased to $5.8 million in fiscal 2000 from $5.4 million in fiscal 1999. The increase of $0.4 million principally reflects an increase in rental revenue from Griffin Land's commercial properties. Rental revenue from Griffin Land's commercial properties was $4.0 million in fiscal 2000 as compared to $3.6 million in fiscal 1999. At the end of fiscal 2000, Griffin Land's occupancy rate on the buildings it owns, not including the joint venture office buildings in which Griffin Land has a 30% interest, was 96% (including a lease commitment on an approximately 100,000 square foot warehouse that was occupied in the 2001 second quarter).

        Griffin's consolidated operating profit (before interest) was $3.8 million in fiscal 2000 as compared to $3.1 million in fiscal 1999. Operating profit at Imperial increased to $5.3 million in fiscal 2000 from $3.9 million in fiscal 1999. The increased operating profit reflects the sales volume increase at Imperial which generated a $2.5 million increase in gross profit. Imperial's gross profit was $19.6 million in fiscal 2000 as compared to $17.1 million in fiscal 1999. Imperial's gross margin on sales in fiscal 2000 was 28.7%, as compared to 28.8% in fiscal 1999. Operating expenses at Imperial were $14.3 million in fiscal 2000 versus $13.2 million in fiscal 1999. The higher expenses reflected the support required to meet the additional sales volume. As a percentage of net sales, operating expenses at Imperial were 20.9% of net sales in fiscal 2000 as compared to 22.3% of net sales in fiscal 1999.

        Total operating profit at Griffin Land was $0.2 million in fiscal 2000 as compared to $0.8 million in fiscal 1999. The lower operating profit in fiscal 2000 as compared to fiscal 1999 reflects a $0.9 million profit on a sale of undeveloped land in fiscal 1999. There were no comparable land sales in fiscal 2000. Excluding the effect of that 1999 land sale, operating results at Griffin Land increased approximately $0.3 million in fiscal 2000 as compared to fiscal 1999. This increase reflected higher operating profit from Griffin's rental properties, partially offset by higher operating expenses. Operating profit, before depreciation, from Griffin Land's rental properties was $2.9 million in fiscal 2000 as compared to $2.7 million in fiscal 1999.

        Interest expense at Griffin increased to $1.1 million in fiscal 2000 from $0.6 million in fiscal 1999. The higher interest expense reflects higher borrowing levels under Griffin's revolving credit facilities in fiscal 2000 as compared to fiscal 1999 and interest expense on a mortgage that was in place the entire year in fiscal 2000 versus a partial year in fiscal 1999.

        Griffin's equity investment in Centaur reflected equity income of $0.6 million in fiscal 2000 and in fiscal 1999. Higher net sales at Centaur were substantially offset by higher costs and expenses.

Liquidity and Capital Resources

        Net cash used in operating activities was $6.1 million in fiscal 2001 as compared to net cash provided by operating activities of $5.1 million in fiscal 2000. The use of cash in operations in fiscal 2001 as compared to cash provided by operations in the prior year reflects the decrease in Griffin's operating results in fiscal 2001, due principally to the effect of the sale of the SSCs in January 2001. Additionally, the use of cash in operating activities in fiscal 2001 was due to the decrease in accounts payable and accrued liabilities by $1.9 million in fiscal 2001 as compared to accounts payable and accrued liabilities increasing by $2.9 million in fiscal 2000. This change principally reflects the timing of payments on construction projects at Griffin Land and lower accruals in fiscal 2001 for incentive compensation expense.

        Net cash provided by investing activities in fiscal 2001 reflects the net cash proceeds, after expenses, from the sale of the SSCs of $18.4 million. Partially offsetting the proceeds from the sale of the SSCs was $10.2 million of additions to Griffin Land's real estate assets and $2.9 million of capital expenditures at Imperial. The $10.2 million of real estate additions reflects the completion of the construction that was started in fiscal 2000 on two buildings, a 165,000 square foot commercial building in Griffin Center, in Windsor, Connecticut, and a 40,000 square foot commercial building in Griffin Center South, in Bloomfield, Connecticut. Both of these buildings were leased during fiscal 2001. Additionally, in fiscal 2001, Griffin Land constructed the shell of a 57,000 square foot commercial building in the New England Tradeport, Griffin's 600 acre industrial park in Windsor, Connecticut. In addition to the construction of these three buildings, Griffin Land's investment in real estate assets in fiscal 2001 included expenditures for development of a proposed residential subdivision in Simsbury, Connecticut. At Imperial, additions to property and equipment in fiscal 2001 were $2.8 million. Approximately $2.2 million of the 2001 capital expenditures at Imperial were related to the expansion of its operations. The 2001 expenditures were to complete the expansion at its Connecticut facility and continue the expansion at the Florida facility. Substantially all of the expansion of the Florida operation is expected to be completed in fiscal 2002. The total cost of the expansion and improvements in Connecticut and northern Florida is expected to be approximately $7.5 million, of which approximately $5.8 million has been expended through fiscal 2001.

        Net cash used in financing activities in fiscal 2001 includes the repayment of amounts outstanding under the Griffin Credit Agreement (the "1999 Credit Agreement") with the proceeds from the sale of the SSCs in January 2001. The increase in debt in fiscal 2001 principally reflects $6.4 million of proceeds from a new nonrecourse mortgage, $3.9 million of borrowings under the 1999 Credit Agreement prior to the sale of the SSCs and $1.0 million borrowed under a bridge loan (the "Bridge Loan"). The new nonrecourse $6.4 million mortgage was on the 165,000 square foot building completed and leased in fiscal 2001. The mortgage has an interest rate of 8.125% and a term of fifteen years with payments based on a twenty year amortization period.

        In fiscal 2001, Griffin financed its seasonal working capital requirements and its investment in real estate assets at Griffin Land and capital expenditures at Imperial with the proceeds from the sale of the SSCs that remained after the amounts outstanding under the 1999 Credit Agreement were repaid and the proceeds from the new mortgage at Griffin Land.

        On February 8, 2002, Griffin entered into a new $19.4 million revolving credit agreement (the "2002 Credit Agreement") with Fleet National Bank ("Fleet"). The initial borrowings under the 2002 Credit Agreement of $5.0 million were used to repay the $4.5 million then outstanding under the Bridge Loan, repay a mortgage of $0.4 million on one of Griffin's commercial buildings and certain expenses related to the 2002 Credit Agreement. The 2002 Credit Agreement has a three year term and is collateralized by certain of Griffin's real estate assets.

        In fiscal 2002, Griffin Land anticipates completing the interior of its new 57,000 square foot industrial building in the New England Tradeport, dependent upon leasing that space. Additionally, Griffin Land expects to construct a new 50,000 square foot office building in Griffin Center and will proceed with its proposed residential subdivision in Simsbury, Connecticut if regulatory approval is obtained. This matter is currently in litigation. Griffin Land also has an agreement for the sale of the remaining development rights at its Walden Woods residential development in Windsor, Connecticut. The completion of the sale is subject to the purchaser receiving approval from the town's commissions for their development plans and, based on such plans, we expect to generate approximately $3.0 million in proceeds. Griffin's operating results and cash flows in fiscal 2002 may be adversely affected if drought conditions currently affecting the East Coast continue into the Spring, which could affect net sales at Imperial.

        Management believes that in the near term, based on the current level of operations and anticipated growth, borrowings under the 2002 Credit Agreement and cash generated from operations will be sufficient to finance Griffin's working capital requirements, expected capital expenditures of the landscape nursery business and development of its real estate assets. Over the intermediate and long term, additional mortgage placements or additional bank credit facilities may also be required to fund capital projects.

Forward-Looking Information

        The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the improvements and expansion of Imperial's farm operations, construction of additional facilities in the real estate business, completion of the sale of the development rights of Walden Woods and approval of proposed residential subdivisions. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

        For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $1 million of variable rate debt outstanding at December 1, 2001.

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

        Griffin does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in operations. Griffin does have investments in companies based in the United Kingdom, and changes in foreign currency exchange rates could affect the results of an equity investment in Griffin's financial statements, and the ultimate liquidation of those investments and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statement of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Dec. 1, 2001	Dec. 2, 2000 (As Restated) (Note 9)	Nov. 27, 1999
Net sales and other revenue	$32,013	$74,374	$64,998
Cost of goods sold	24,948	52,175	45,220
Selling, general and administrative expenses	10,247	18,387	16,648

Operating (loss) profit	(3,182)	3,812	3,130
Gain on sale of Sales and Service Centers	9,469	—	—
Write-down of investment	(2,225)	—	—
Interest expense	(933)	(1,141)	(626)
Interest income	149	43	81

Income before income tax provision	3,278	2,714	2,585
Income tax provision	1,788	1,044	962

Income before equity investments	1,490	1,670	1,623

(Loss) income from equity investments:
Investment in Centaur Communications, Ltd.	(353)	592	565
Investment in Linguaphone Group plc	—	—	(12)

(Loss) income from equity investments	(353)	592	553

Net income	$1,137	$2,262	$2,176

Basic net income per common share	$0.23	$0.47	$0.45

Diluted net income per common share	$0.22	$0.45	$0.42

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheet

(dollars in thousands, except per share data)

	Dec. 1, 2001	Dec. 2, 2000 (As Restated) (Note 9)
ASSETS
Current Assets
Cash and cash equivalents	$23	$1,126
Accounts receivable, less allowance of $132 and $580	2,437	5,920
Inventories	30,449	31,869
Deferred income taxes	1,788	2,967
Other current assets	2,667	3,346

Total current assets	37,364	45,228
Real estate held for sale or lease, net	49,242	41,221
Investment in Centaur Communications, Ltd.	17,012	17,310
Property and equipment, net	11,418	17,069
Other assets	9,139	6,456

Total assets	$124,175	$127,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,761	$8,341
Long-term debt due within one year	508	7,694

Total current liabilities	6,269	16,035
Long-term debt	15,940	9,008
Deferred income taxes	1,457	2,729
Other noncurrent liabilities	3,593	3,794

Total liabilities	27,259	31,566

Commitments and contingencies (Note 12)
Common stock, par value $0.01 per share, authorized 10,000,000 shares, issued and outstanding 4,862,704 shares	49	49
Additional paid in capital	93,584	93,584
Retained earnings	3,036	1,899
Accumulated other comprehensive income	247	186

Total stockholders' equity	96,916	95,718

Total liabilities and stockholders' equity	$124,175	$127,284

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statement of Stockholders' Equity

(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit) (As Restated) (Note 9)	Accumulated Other Comprehensive Income	Total (As Restated) (Note 9)
Balance at November 28, 1998	4,842,704	$48	$93,491	$(2,539)	$—	$91,000
Exercise of stock options, including $85 income tax benefit	20,000	1	93	—	—	94
Net income	—	—	—	2,176	—	2,176

Balance at November 27, 1999	4,862,704	49	93,584	(363)	—	93,270
Other comprehensive income	—	—	—	—	186	186
Net income (Note 9)	—	—	—	2,262	—	2,262

Balance at December 2, 2000	4,862,704	49	93,584	1,899	186	95,718
Other comprehensive income	—	—	—	—	61	61
Net income	—	—	—	1,137	—	1,137

Balance at December 1, 2001	4,862,704	$49	$93,584	$3,036	$247	$96,916

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statement of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Dec. 1, 2001	Dec. 2, 2000 (As Restated) (Note 9)	Nov. 27, 1999
Operating activities:
Net income	$1,137	$2,262	$2,176
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,919	2,533	2,204
Gain on sale of Sales and Service Centers	(9,469)	—	—
Write-down of investment	2,225	—	—
Loss (income) from equity investments	353	(592)	(553)
Deferred income taxes	(93)	927	895
Changes in assets and liabilities which (decreased) increased cash:
Accounts receivable	2,328	30	(1,386)
Inventories	(3,033)	(2,673)	(2,450)
Income tax refund received	—	—	926
Other current assets	27	(1,008)	(639)
Accounts payable and accrued liabilities	(1,861)	2,929	(174)
Other, net	(618)	667	(69)

Net cash (used in) provided by operating activities	(6,085)	5,075	930

Investing activities:
Proceeds from sale of Sales and Service Centers	18,390	—	—
Additions to real estate held for sale or lease	(10,238)	(9,108)	(3,416)
Additions to property and equipment	(2,899)	(3,715)	(2,822)
Other, net	111	—	(377)

Net cash provided by (used in) investing activities	5,364	(12,823)	(6,615)

Financing activities:
Payments of debt	(12,457)	(429)	(2,220)
Increase in debt	12,075	7,300	8,173
Other, net	—	—	(324)

Net cash (used in) provided by financing activities	(382)	6,871	5,629

Net decrease in cash and cash equivalents	(1,103)	(877)	(56)
Cash and cash equivalents at beginning of year	1,126	2,003	2,059

Cash and cash equivalents at end of year	$23	$1,126	$2,003

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

        Griffin accounts for its investments in Centaur Communications, Ltd. ("Centaur") and real estate joint ventures under the equity method. Centaur reports on a June 30 fiscal year in accordance with generally accepted accounting principles in the United Kingdom. Griffin reports its share of equity in Centaur's earnings based upon Griffin's fiscal year. Griffin converts Centaur financial statements to accounting principles generally accepted in the United States of America and translates balance sheet information at the exchange rate as of the balance sheet date and uses the average exchange rates over the period to translate the statement of operations. Substantially all of Griffin's investment in Centaur represents the excess of the cost of Griffin's investment over the book value of its equity in Centaur (representing publishing rights and goodwill) and is being amortized on a straight-line basis over 30-40 years, which commenced in 1985.

        Griffin's common equity ownership of Linguaphone Group plc ("Linguaphone") was reduced to 8% as the result of a recapitalization in fiscal 1999 and certain other transactions. As a result, Griffin now accounts for its investment in Linguaphone under the cost method of accounting for investments.

  Business Segments

        Griffin is engaged in the landscape nursery and real estate businesses. Imperial, Griffin's subsidiary in the landscape nursery segment, is engaged in growing plants in containers which are sold principally to merchandisers, garden centers, wholesalers and landscape contractors. On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (see Note 2). Imperial remains in the landscape nursery business with its growing operations in Connecticut and northern Florida.

        Griffin's real estate segment, Griffin Land, builds and manages commercial and industrial properties and develops residential subdivisions on its land in Connecticut and Massachusetts.

  Fiscal Year

        Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal 2001 ended December 1, 2001 and contained 52 weeks. Fiscal 2000 ended December 2, 2000 and contained 53 weeks. Fiscal 1999 ended November 27, 1999 and contained 52 weeks. The effect of an additional week in fiscal 2000 as compared to fiscal 2001 and fiscal 1999 was not material to Griffin's results of operations or cash flows.

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

  Impairment of Investments in Long-Lived Assets

        Griffin periodically reviews long-lived assets to determine if there are indicators of impairment. When indicators of impairment are present, Griffin evaluates the carrying value of the assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Griffin adjusts the net book value of the underlying assets if the sum of the expected future cash flows is less than book value.

  Revenue and Gain Recognition

        In the landscape nursery business, sales and the related cost of sales are recognized upon shipment of products. Sales returns are not material. In 2000, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" which Griffin adopted at the beginning of fiscal 2001. EITF 00-10 stated that all amounts billed to customers for shipping and handling should be included in net sales and the costs of shipping and handling should be included in cost of sales. To reflect the adoption of EITF 00-10, net sales and cost of sales for fiscal 2000 have been increased $2,635 and $2,401, respectively, and selling, general and administrative expenses have been increased $234, and net sales and cost of sales for fiscal 1999 have been increased $2,054 and $1,899, respectively, and selling, general and administrative expenses have been increased $155.

        In the real estate business, revenue includes rental revenue from Griffin Land's commercial and industrial properties and proceeds from the sales of real estate. Rental revenue is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Gains on real estate sales are recognized in accordance with SFAS No. 66, "Accounting for Sales of Real Estate," based on the specific terms of the sale.

  Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141 "Business Combinations." Under the provisions of SFAS No. 141, the purchase method of accounting is required to be used for all business combinations completed after June 30, 2001. There was no effect on Griffin from SFAS No. 141.

        In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. Griffin's results from its equity investment in Centaur for fiscal 2001, fiscal 2000 and fiscal 1999 would have increased approximately $0.5 million annually due to the elimination of goodwill amortization. SFAS No. 142 will be effective for Griffin in fiscal 2003.

        In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This new pronouncement addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for Griffin in fiscal 2003. Management is currently assessing the impact, if any, of this new standard.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This new pronouncement retains the requirements of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and measures an impairment loss as the difference between the carrying amount and fair value of the asset. This pronouncement also addresses the accounting for long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 will be effective for Griffin in fiscal 2003. Management is currently assessing the impact, if any, of this new standard.

  Environmental Matters

        Environmental expenditures are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. There were no liabilities related to environmental assessments as of December 1, 2001 and December 2, 2000.

  Fair Value of Financial Instruments

        The amounts included in the financial statements for accounts receivable, accounts payable and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of Griffin's other financial instruments are discussed in Note 5.

  Stock Options

        Griffin accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma effect on earnings and earnings per share using the fair value method of accounting for stock-based compensation is disclosed in Note 7.

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

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. The more significant estimates include, among others, the impairment charge for Linguaphone, the allowance for doubtful accounts, the inventory reserves and the assumptions used in determining the accrual for postretirement benefits.

2.    Sale of Sales and Service Centers

        On January 26, 2001, Imperial completed the sale of all of the assets of its seven wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. ("Shemin"). Shemin also assumed certain liabilities related to the SSCs. The SSCs sold a wide variety of plant material and horticultural tools and products to the landscape trade, and were located in Windsor, Connecticut; Aston and Pittsburgh, Pennsylvania; Columbus and Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia. A portion of the products sold by the SSCs were grown by Imperial's farming operations. Imperial's only continuing involvement in Shemin is an approximately 13.8% ownership interest in Shemin's parent company (see below) and a three year supply agreement pursuant to which Shemin is obligated to purchase Imperial grown product for the SSCs. The net book value of the assets sold and liabilities assumed by Shemin was $13.5 million. Prior to the sale of the SSCs in fiscal 2001, the net sales of the SSCs were $1.9 million and the SSCs incurred an operating loss, before Imperial's central overhead expenses, of $0.8 million through the date of the sale. For fiscal 2000, net sales of the SSCs were $48.3 million and the operating profit of the SSCs, before Imperial's central overhead expenses, was $6.6 million. Imperial will continue in the landscape nursery business with its container growing operations in Connecticut and northern Florida.

        The consideration received by Imperial on the sale of the SSCs included cash of approximately $18.4 million after expenses. Cash of $11.2 million from the sale was used to repay all of the amount outstanding under Griffin's Revolving Credit Agreement. The remaining cash was used for general corporate purposes. In addition to the cash payment, Griffin received 20,570 shares of common stock (representing approximately 13.8% of the outstanding common stock) of Shemin Acquisition Corporation ("Acquisition"), the parent company of Shemin. The common stock of Acquisition is valued at $6.1 million and is included in other assets on the accompanying balance sheet. As a result of Griffin retaining a common equity ownership interest in Acquisition, $1.5 million of the gain from the sale of the SSCs has been deferred, and is offset against the investment in Acquisition on Griffin's balance sheet. Imperial accounts for its investment in Acquisition under the cost method of accounting for investments.

        The sale of the SSCs reflected the disposition of the following assets and liabilities by Imperial:

Accounts receivable	$1,407
Inventories	4,453
Other current assets	1,037
Fixed assets, net	7,393
Other assets	161

14,451
Accounts payable and accrued liabilities	(719)
Capital leases	(271)

Net assets disposed	$13,461

        The following unaudited Pro Forma Condensed Consolidated Statement of Operations for the fiscal years ended December 1, 2001 and December 2, 2000 include pro forma adjustments to reflect the sale of the SSCs as if it had taken place at the beginning of the respective fiscal periods. Such adjustments include the elimination of sales, cost of sales and direct operating expenses of the SSCs, the elimination of salaries and benefits of employees terminated as a result of the sale of the SSCs, the inclusion of sales from Imperial's growing operations to the SSCs acquired by Shemin, the effect of the net cash proceeds on Griffin's interest expense and interest income, and adjustment to Griffin's income tax provision.

        In the opinion of management, all adjustments necessary to fairly present this pro forma information have been made. The pro forma information does not purport to be indicative of the results that would have been reported had this transaction actually occurred on the dates specified, nor is it indicative of Griffin's future results.

Pro Forma Condensed Consolidated Statement of Operations (Unaudited)

	For the Fiscal Years Ended,
	Dec. 1, 2001	Dec. 2, 2000 (As Restated) (Note 9)
Net sales and other revenue	$30,130	$28,841
Cost of goods sold	23,517	21,566
Selling, general and administrative expenses	8,931	9,052

Operating loss	(2,318)	(1,777)
Gain on sale of Sales and Service Centers	9,469	9,469
Write-down of investment	(2,225)	—
Nonoperating expenses, net	(624)	(175)

Income before income tax provision	4,302	7,517
Income tax provision	2,198	2,950

Income before equity investment	2,104	4,567
Income (loss) from equity investment	(353)	592

Net income	$1,751	$5,159

Basic net income per share	$0.36	$1.06

Diluted net income per share	$0.35	$1.04

3.    Industry Segment Information

        Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

	For the Fiscal Years Ended,
	Dec. 1, 2001	Dec. 2, 2000	Nov. 27, 1999
Net sales and other revenue
Landscape nursery product sales	$23,610	$68,563	$59,624
Real estate sales and rental revenue	8,403	5,811	5,374

	$32,013	$74,374	$64,998

Operating profit (loss)
Landscape nursery	$(2,741)	$5,303	$3,938
Real estate	1,046	151	798

Industry segment totals	(1,695)	5,454	4,736
General corporate expense	(1,487)	(1,642)	(1,606)
Gain on sale of Sales and Service Centers	9,469	—	—
Write-down of investment	(2,225)	—	—
Interest expense, net	(784)	(1,098)	(545)

Income before income tax provision	$3,278	$2,714	$2,585

	Dec. 1, 2001	Dec. 2, 2000 (As Restated) (Note 9)	Nov. 27, 1999
Identifiable assets
Landscape nursery	$48,908	$56,336	$52,564
Real estate	55,746	46,814	38,248

Industry segment totals	104,654	103,150	90,812
General corporate (consists primarily of investments)	19,521	24,134	22,073

	$124,175	$127,284	$112,885

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Dec. 1, 2001	Dec. 2, 2000	Nov. 27, 1999	Dec. 1, 2001	Dec. 2, 2000	Nov. 27, 1999
Landscape nursery	$2,815	$3,618	$2,795	$1,267	$1,463	$1,268
Real estate	10,322	9,205	3,443	1,613	1,056	920

Industry segment totals	13,137	12,823	6,238	2,880	2,519	2,188
General corporate	—	—	—	39	14	16

	$13,137	$12,823	$6,238	$2,919	$2,533	$2,204

        See Note 2 regarding the sale of the SSCs, and Note 9 for information on Griffin's equity investment in Centaur. As stated in Note 1, landscape nursery net sales for fiscal years 2000 and 1999 were reclassified in connection with the adoption of EITF 00-10.

4.    Income Taxes

        Griffin's income tax provisions and deferred tax assets and liabilities in the accompanying financial statements have been calculated in accordance with SFAS No. 109 "Accounting for Income Taxes." The income tax provisions for fiscal 2001, fiscal 2000 and fiscal 1999 are summarized as follows:

	For the Fiscal Years Ended,
	Dec. 1, 2001	Dec. 2, 2000	Nov. 27, 1999
Current federal	$1,525	$8	$76
Current state and local	356	110	76
Deferred	(93)	926	810

Total income tax provision	$1,788	$1,044	$962

        The reasons for the difference between the United States statutory income tax rate and the effective rates are shown in the following table:

	For the Fiscal Years Ended,
	Dec. 1, 2001	Dec. 2, 2000	Nov. 27, 1999
Tax provision at statutory rates	$1,115	$923	$879
State and local taxes	427	187	141
Basis difference on investment	343	—	—
Other	(97)	(66)	(58)

Total income tax provision	$1,788	$1,044	$962

        The significant components of Griffin's deferred tax asset and liability are as follows:

	Dec. 1, 2001	Dec. 2, 2000
Inventory	$1,212	$1,398
NOL carryover	99	876
Other	477	693

Deferred tax asset	$1,788	$2,967

	Dec. 1, 2001	Dec. 2, 2000
Depreciation	$2,076	$2,361
Deferred gain on sale of SSCs	(551)	—
Write-down on investment	(413)	—
Other	345	368

Deferred tax liability	$1,457	$2,729

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

5.    Long-Term Debt

        Long-term debt includes:

	Dec. 1, 2001	Dec. 2, 2000
Mortgages	$14,779	$8,590
Credit Agreement	—	7,300
Bridge Loan	1,000	—
Capital leases	669	812

Total	16,448	16,702
Less: due within one year	508	7,694

Total long-term debt	$15,940	$9,008

        On March 12, 2001, Griffin entered into a nonrecourse mortgage of $6.4 million on a building recently constructed by Griffin Land. The mortgage has an interest rate of 8.125% and a term of fifteen years with payments based on a twenty year amortization period. The annual principal payment requirements under the terms of all of Griffin's mortgages for the years 2002 through 2006 are $277, $301, $326, $684 and $716, respectively. The book value of buildings under the mortgages was $16.3 million at December 1, 2001.

        A portion of the cash received from the sale of the SSCs was used to repay all of the amount then outstanding ($11.2 million) under the Griffin Credit Agreement (the "1999 Credit Agreement") with Fleet National Bank ("Fleet"), which terminated on May 31, 2001. The amount outstanding under the 1999 Credit Agreement was classified as due within one year at December 2, 2000.

        On October 23, 2001, Griffin entered into a short-term bridge loan (the "Bridge Loan") with Fleet. The Bridge Loan provided financing until the 2002 Credit Agreement (see below) was completed and was terminated upon completion of the 2002 Credit Agreement. On February 8, 2002, Griffin entered into a $19.4 million revolving credit agreement (the "2002 Credit Agreement") with Fleet. The initial borrowings under the 2002 Credit Agreement were used to repay the $4.5 million then outstanding under the Bridge Loan (see below), repay a mortgage of $0.4 million on one of Griffin's commercial buildings and pay certain expenses related to the 2002 Credit Agreement. The 2002 Credit Agreement has a three year term and will be used to finance working capital at Griffin's landscape nursery and real estate businesses and for investment in Griffin's real estate assets. Borrowings under the 2002 Credit Agreement may be, at Griffin's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at Fleet's prime rate plus a margin of 0.5% per annum. Borrowings of one month and longer bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of 2.5% per annum. The margins can be reduced if Griffin achieves certain debt service coverage ratios (as defined). There are no compensating balance requirements, and Griffin pays a commitment fee of 0.25% per annum on unused borrowing capacity. The 2002 Credit Agreement is collateralized by certain of Griffin's real estate assets and includes financial covenants with respect to Griffin's fixed charge coverage (as defined), net worth and leverage. The Bridge Loan is classified as long-term on Griffin's balance sheet due to refinancing borrowings under the Bridge Loan with the 2002 Credit Agreement.

        At December 1, 2001, the fair value of Griffin's mortgages was $15.8 million. At December 2, 2000, the amounts included on Griffin's balance sheet for mortgages reflected their fair value. Fair value was based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral. Management believes that because of their variable interest rates, the amounts included on Griffin's balance sheet at December 1, 2001 and December 2, 2000 for the Bridge Loan and the 1999 Credit Agreement reflect their fair values.

        Future minimum lease payments under capital leases for transportation equipment and the present value of such payments as of December 1, 2001 were:

2002	$279
2003	226
2004	160
2005	77
2006	12

Total minimum lease payments	754
Less: amounts representing interest	85

Present value of minimum lease payments (a)	$669

(a)
Includes current portion of $231 at December 1, 2001.

        At December 1, 2001 and December 2, 2000, machinery and equipment included capital leases amounting to $411 and $812, respectively, which is net of accumulated amortization of $883 and $2,110, respectively, at December 1, 2001 and December 2, 2000. Amortization expense relating to capital leases in fiscal 2001, fiscal 2000 and fiscal 1999 was $204, $295 and $250, respectively.

6.    Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Land & Nurseries, Inc. 401 (k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2001, fiscal 2000 and fiscal 1999 were $156, $251 and $236, respectively.

  Deferred Compensation Plan

        In fiscal 1999, Griffin adopted a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Contributions to the Deferred Compensation Plan started in fiscal 2000. At December 1, 2001 and December 2, 2000, Griffin's liability under the Deferred Compensation Plan was $189 and $102, respectively. The expense for Griffin's matching contributions to the Deferred Compensation Plan in fiscal 2001 and fiscal 2000 was $27 and $19, respectively. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets.

  Postretirement Benefits

        Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its employees. The liability for postretirement benefits is included in other noncurrent liabilities on the consolidated balance sheet. Because Griffin's obligation for retiree medical benefits is fixed under the terms of Griffin's postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. The components of Griffin's postretirement benefits expense is as follows:

	For the Fiscal Years Ended,
	Dec. 1, 2001	Dec. 2, 2000	Nov. 27, 1999
Service cost	$24	$21	$23
Interest	32	29	28

Total expense	$56	$50	$51

        Griffin's liability for postretirement benefits, as determined by the Plan's actuaries, is shown below. None of these liabilities have been funded December 1, 2001 and December 2, 2000.

	Dec. 1, 2001	Dec. 2, 2000
Retirees	$36	$—
Fully eligible active participants	85	104
Other active participants	433	317
Unrecognized net (loss) gain from experience differences and assumption changes	(77)	4

Liability for postretirement benefits	$477	$425

        Discount rates of 7.0% and 7.75% were used to compute the accumulated postretirement benefit obligations at December 1, 2001 and December 2, 2000, respectively.

7.    Stockholders' Equity

  Per Share Results

        Basic and diluted per share results were based on the following:

	For the Fiscal Years Ended,
	Dec. 1, 2001	Dec. 2, 2000 (As Restated) (Note 9)	Nov. 27, 1999
Net income as reported for computation of basic per share results	$1,137	$2,262	$2,176
Adjustment to net income for assumed exercise of options of equity investee (Centaur)	(23)	(41)	(104)

Adjusted net income for computation of diluted per share results	$1,114	$2,221	$2,072

	For the Fiscal Years Ended,
	Dec. 1, 2001	Dec. 2, 2000	Nov. 27, 1999
Weighted average shares outstanding for computation of basic per share results	4,863,000	4,863,000	4,847,000
Incremental shares from assumed exercise of Griffin stock options	114,000	67,000	77,000

Adjusted weighted average shares for computation of diluted per share results	4,977,000	4,930,000	4,924,000

  Griffin Stock Option Plan

        The Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"), adopted in 1997 and subsequently amended, makes available a total of 1,250,000 options to purchase shares of Griffin common stock. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options issued at market value on the date approved by the Board of Directors of Griffin. None of the options outstanding at December 1, 2001 may be exercised as stock appreciation rights.

        The Griffin Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Griffin. A summary of the activity under the Griffin Stock Option Plan is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 28, 1998	369,607	$10.66
Options granted by Griffin in 1999	252,100	13.25
Exercised in 1999	(20,000)	0.92

Outstanding at November 27, 1999	601,707	12.16
Options granted by Griffin in 2000	27,000	11.34
Cancelled in 2000	(900)	13.25

Outstanding at December 2, 2000	627,807	12.12
Options granted by Griffin in 2001	55,300	14.29
Cancelled in 2001	(53,800)	13.97

Outstanding at December 1, 2001	629,307	$12.18

Number of option holders at December 1, 2001	28

Range of Exercise Prices	Outstanding at Dec. 1, 2001	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
Under $3.00	34,435	$1.75	2.4
$3.00-$9.00	100,172	7.52	4.2
Over $9.00	494,700	13.85	6.8

	629,307

        Of the options issued in fiscal 2001, 40,300 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 15,000 vest on the second anniversary from the date of grant. Of the options issued in fiscal 2000, 20,000 options vest in equal installments on the third, fourth and fifth anniversaires from the date of grant, 4,000 options vest on the second anniversary from the date of grant and 3,000 were vested on the date of grant. Of the options granted by Griffin in fiscal 1999, 248,100 options vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 4,000 options vest on the second anniversary from the date of grant. At December 1, 2001, 276,605 options outstanding under the Griffin Stock Option Plan were exerciseable with a weighted average price of $10.44 per share.

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

	For the Fiscal Years Ended,
	Dec. 1, 2001	Dec. 2, 2000 (As Restated) (Note 9)	Nov. 27, 1999
Net income, as reported	$1,137	$2,262	$2,176
Net income, pro forma (under SFAS No. 123)	$780	$1,874	$1,831
Basic net income per common share, as reported	$0.23	$0.47	$0.45
Basic net income per common share, pro forma (under SFAS No. 123)	$0.16	$0.39	$0.38
Diluted net income per common share, as reported	$0.22	$0.45	$0.42
Diluted net income per common share, pro forma (under SFAS No. 123)	$0.15	$0.37	$0.35

        The weighted average fair value of each option granted during fiscal 2001, fiscal 2000 and fiscal 1999, were $4.82, $5.20 and $5.17, respectively, estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model to calculate the fair value of each option; expected volatility of approximately 35% in all years; risk free interest rates in fiscal 2001, fiscal 2000 and fiscal 1999 of 2.00%, 5.15% and 4.91%, respectively; expected option term of 5 years and no dividend yield for all options issued.

8.    Operating Leases

        Future minimum rental payments for the next five years under noncancelable leases as of December 1, 2001 were:

2002	$138
2003	98
2004	10
2005	5
2006	2

Total minimum lease payments	$253

        Total rental expense for all operating leases in fiscal 2001, fiscal 2000 and fiscal 1999 was $182, $408 and $518, respectively.

        As lessor, Griffin Land's real estate activities include the leasing of office and industrial space in Connecticut. Future minimum rentals to be received under noncancelable leases as of December 1, 2001 were:

2002	$5,924
2003	5,622
2004	4,855
2005	4,298
2006	3,010
Later years	15,212

Total minimum rental revenue	$38,921

        Total rental revenue from all leases in fiscal 2001, fiscal 2000 and fiscal 1999 was $5,402, $3,629 and $3,247, respectively.

9.    Investments

  Investment in Centaur

        Griffin holds approximately 5.4 million shares of the 15.3 million shares of Centaur common stock outstanding, or approximately 35%. Griffin's equity results from Centaur for each of the three fiscal years ended December 1, 2001, reflect Centaur's results for the twelve month periods ended November 30, 2001, November 30, 2000 and November 30, 1999, respectively. Griffin's equity share of the results of Centaur for fiscal year 2000 have been restated to reflect the inclusion of Centaur's results for the twelve month period ended November 30, 2000 rather than the ten month period ended September 30, 2000. The effect of this was to increase both income from equity investment and net income by $628. Griffin's equity income (loss) from Centaur for each of the three fiscal years ended December 1, 2001 includes $575 for amortization of the excess of the cost of Griffin's investment over the book value of its equity in Centaur (representing publishing rights and goodwill). The following table reflects Centaur's results for the twelve month periods ended November 30, 2001, November 30, 2000 and November 30, 1999.

	Twelve Months Ended,
	Nov. 30, 2001	Nov. 30, 2000	Nov. 30, 1999
Net sales	$101,723	$109,450	$95,911
Costs and expenses	96,751	101,920	87,925

Operating profit	4,972	7,530	7,986
Nonoperating expense, principally interest	1,945	2,389	2,638

Pretax income	3,027	5,141	5,348
Income taxes	2,097	2,025	2,141

Net income	$930	$3,116	$3,207

	Nov. 30, 2001	Nov. 30, 2000
Current assets	$23,701	$32,753
Intangible assets	19,157	21,066
Other noncurrent assets	11,691	10,800

Total assets	$54,549	$64,619

Current liabilities	$31,594	$31,328
Debt	20,803	31,820
Noncurrent liabilities	3,135	3,372

Total liabilities	55,532	66,520
Accumulated deficit	(983)	(1,901)

Total liabilities and accumulated deficit	$54,549	$64,619

  Investment in Linguaphone Group, plc

        In the year ended December 1, 2001, Griffin incurred an impairment charge of $2.2 million related to its investment in Linguaphone based upon Linguaphone's recent financial results and a contemplated offering of Linguaphone common stock that reflects a substantially lower value of Linguaphone's common stock. As a result of this charge, Griffin's investment in Linguaphone was reduced from $2.3 million to less than $0.1 million, which is included in other assets on Griffin's balance sheet.

  Real Estate Joint Ventures

        Included in other assets at December 1, 2001 and December 2, 2000 is $3,302 and $3,285, respectively, for Griffin's 30% interest in a real estate joint venture that owns commercial properties in Connecticut. Results of this investment are included in operating profit.

10.    Supplemental Financial Statement Information

  Related Party Transactions

        Prior to the July 3, 1997 distribution of the common stock of Griffin to Culbro stockholders (the "Distribution"), Griffin was a wholly-owned subsidiary of Culbro. Prior to the Distribution, Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). At the time the Agricultural Lease was consummated, both Griffin and General Cigar were wholly-owned subsidiaries of Culbro. The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. The rent payable by General Cigar under the Agricultural Lease is approximately equal to the aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased. In fiscal 2001, fiscal 2000 and fiscal 1999 General Cigar made rental payments of $144, $148 and $108, respectively, to Griffin with respect to the Agricultural Lease.

        Also prior to the Distribution in 1997, Griffin entered into a Services Agreement (the "Services Agreement") with Culbro, and its successor, General Cigar Holdings, Inc. ("GC Holdings"). The Services Agreement was terminated with respect to all services provided by GC Holdings after one year, except for certain transportation services, with respect to which the Services Agreement was amended and extended through March 2002. In fiscal 2001, fiscal 2000 and fiscal 1999 Griffin paid $109, $141 and $150, respectively, to GC Holdings under the Services Agreement. As of December 1, 2001 and December 2, 2000 amounts due GC Holdings from Griffin with respect to the Services Agreement were $110 and $119, respectively.

        In 1997 subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional annual periods thereafter. Under the Commercial Lease, General Cigar made rental payments to Griffin in fiscal 2001, fiscal 2000 and fiscal 1999 of $571, $511 and $464, respectively. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease approximates market rates.

  Comprehensive Income

        The statement of stockholders' equity for the years ended December 1, 2001 and December 2, 2000 includes other comprehensive income of $61 and $186, respectively, relating to the effect of translation adjustments on Griffin's equity investment in Centaur.

  Inventories

        Inventories consist of:

	Dec. 1, 2001	Dec. 2, 2000
Nursery stock	$29,514	$29,488
Finished goods	—	1,574
Materials and supplies	935	807

	$30,449	$31,869

        Although all inventories are classified as a current asset based upon industry practice (see Note 1), approximately $15.0 million of the inventory at December 1, 2001 is not expected to be sold within twelve months of the balance sheet date.

  Property and Equipment

        Property and equipment consist of:

	Estimated Useful Lives	Dec. 1, 2001	Dec. 2, 2000
Land and improvements		$4,175	$7,904
Buildings	10 to 40 years	2,960	5,145
Machinery and equipment	3 to 20 years	15,093	16,985

		22,228	30,034
Accumulated depreciation		(10,810)	(12,965)

		$11,418	$17,069

        Total depreciation expense related to property and equipment in fiscal 2001, fiscal 2000 and fiscal 1999 was $1,367, $1,526 and $1,323, respectively.

  Real Estate Held for Sale or Lease

        Real estate held for sale or lease consists of:

		December 1, 2001
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,342	$3,097	$4,439
Land improvements	15 years	—	3,948	3,948
Buildings	40 years	—	40,613	40,613
Development costs		5,991	4,744	10,735

		7,333	52,402	59,735
Accumulated depreciation		—	(10,493)	(10,493)

		$7,333	$41,909	$49,242

		December 2, 2000
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,589	$3,097	$4,686
Land improvements	15 years	—	3,753	3,753
Buildings	40 years	—	30,919	30,919
Development costs		6,164	4,917	11,081

		7,753	42,686	50,439
Accumulated depreciation		—	(9,218)	(9,218)

		$7,753	$33,468	$41,221

        Griffin capitalized interest in fiscal 2001, fiscal 2000 and fiscal 1999 of $377, $91 and $103, respectively. Total depreciation expense related to real estate held for sale or lease in fiscal 2001, fiscal 2000 and fiscal 1999 was $1,494, $937 and $869, respectively.

  Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of:

	Dec. 1, 2001	Dec. 2, 2000
Trade payables	$2,165	$3,463
Retainage	659	352
Accrued construction costs	650	1,104
Accrued salaries, wages and other compensation	376	1,672
Other accrued liabilities	1,911	1,750

	$5,761	$8,341

  Supplemental Cash Flow Information

        Griffin incurred capital lease obligations in fiscal 2001, fiscal 2000 and fiscal 1999 of $412, $576 and $239, respectively.

        In fiscal 2001 and fiscal 2000, Griffin made income tax payments of $2,272 and $141, respectively. In fiscal 1999 Griffin received an income tax refund, net of income tax payments, of $654. Interest payments, net of capitalized interest, were $988, $1,086 and $626 in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

11.    Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2001 Quarters (a)	1st	2nd	3rd	4th(b)	Total
Net sales and other revenue	$3,947	$16,808	$6,453	$4,805	$32,013
Gross profit	1,021	3,503	1,558	983	7,065
Net income (loss)	4,069	719	(1,289)	(2,362)	1,137
Basic net income (loss) per share	0.84	0.15	(0.27)	(0.49)	0.23
Diluted net income (loss) per share (c)	0.82	0.14	(0.27)	(0.49)	0.22
2000 Quarters (a)	1st	2nd	3rd	4th	Total
Net sales and other revenue	$5,550	$33,535	$17,365	$17,924	$74,374
Gross profit	1,792	9,590	5,248	5,569	22,199
Net income (loss)	(1,704)	3,217	217	532	2,262
Basic net income (loss) per share (c)	(0.35)	0.66	0.04	0.11	0.47
Diluted net income (loss) per share	(0.35)	0.65	0.04	0.11	0.45

(a)
Results for first, second and third quarters of fiscal 2001 and the fourth quarter of fiscal 2000 have been restated to include Griffin's equity share of Centaur's results for the corresponding three-month periods. Results for the third quarter of fiscal 2000 have been restated to include the three months then ended rather than the one month ended June 30, 2000. The impact of the adjustment for the third quarter of 2000 was to decrease net income by $311, basic net income per share by $0.07 and diluted net income per share by $0.06. The impact of the adjustment for the fourth quarter of 2000 was to increase net income by $939 and basic and diluted net income per share by $0.19. The impact of the adjustment for the first quarter of 2001 was to decrease net income by $297 and basic and diluted net income per share by $0.06. The impact of the adjustment for the second quarter of 2001 was to decrease net income by $33 with no change in basic and diluted net income per share. The impact of the adjustment for the third quarter of 2001 was to increase the net loss by $946, basic net loss per share by $0.20 and diluted net loss per share by $0.19.

(b)
The 2001 fourth quarter includes an impairment charge of $2.2 million to write-down Griffin's investment in Linguaphone.

(c)
Quarterly results do not agree with the total for the year due to rounding.

12.    Commitments and Contingencies

        Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin's financial position, results of operations of cash flows.

Report of Independent Accountants

To the Stockholders and Directors of
Griffin Land & Nurseries, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries at December 1, 2001 and December 2, 2000, and the results of their operations and their cash flows for the fiscal years ended December 1, 2001, December 2, 2000 and November 27, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Griffin Land & Nurseries, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 9 to the consolidated financial statements, the Company's equity share of the results of Centaur Communications, Ltd. for fiscal year 2000 have been restated to reflect the inclusion of Centaur's results for the twelve month period ended December 2, 2000.

/s/  PRICEWATERHOUSECOOPERS LLP

February 22, 2002
Hartford, Connecticut

Consent of Independent Accountants

        We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-30639) of Griffin Land & Nurseries, Inc. of our report dated February 22, 2002 which appears above in this Form 10-K of Griffin Land & Nurseries, Inc. for the fiscal year ended December 1, 2001. We also consent to the incorporation by reference in such Registration Statement on Form S-8 of our report on the financial statement schedules, which appears in Exhibit 23.2 of this Form 10-K of Griffin Land & Nurseries, Inc. for the fiscal year ended December 1, 2001.

/s/  PRICEWATERHOUSECOOPERS LLP

February 22, 2002
Hartford, Connecticut

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Edgar M. Cullman	84	Chairman of the Board and Director
Frederick M. Danziger	61	President, Chief Executive Officer and Director
Anthony J. Galici	44	Vice President, Chief Financial Officer and Secretary
John L. Ernst	61	Director
Winston J. Churchill, Jr.	61	Director
Thomas C. Israel	57	Director
David F. Stein	61	Director
Gregory M. Schaan	44	President and Chief Executive Officer of Imperial Nurseries, Inc.

        Edgar M. Cullman has been the Chairman of the Board of Griffin since April 1997. He has been Chairman of the Board of General Cigar Holdings, Inc., since December 1996. From 1962 to 1996 he served as Chief Executive Officer of Culbro Corporation. Mr. Cullman served as a Director of Culbro Corporation from 1961 until 1997 and was Chairman of Culbro Corporation from 1975 until 1997. He also is a Director of Centaur Communications, Ltd., and Bloomingdale Properties, Inc. Edgar M. Cullman is the uncle of John L. Ernst and the father-in-law of Frederick M. Danziger.

        Frederick M. Danziger has been a Director and the President and Chief Executive Officer of Griffin since April 1997, and was a Director of Culbro Corporation from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980's. Mr. Danziger was Of Counsel to the law firm of Latham & Watkins from 1995 until 1997. From 1974 until 1995, Mr. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Danziger also is a Director of Monro Muffler/Brake, Inc., Bloomingdale Properties, Inc. and Centaur Communications, Ltd.

        Anthony J. Galici has been the Vice President, Chief Financial Officer and Secretary of Griffin since April 1997. Mr. Galici was Vice President and Assistant Controller of Culbro Corporation from 1995 until 1997. Prior to 1995, he was Assistant Controller of Culbro Corporation.

        John L. Ernst has been a Director of Griffin since April 1997. Mr. Ernst also was a Director of Culbro Corporation from 1983 until 1997 and a Director of General Cigar Holdings, Inc. from December 1996 through May 2000. He is the Chairman of the Board and President of Bloomingdale Properties, Inc., an investment and real estate company. Mr. Ernst also is a Director of the Doral Financial Corporation.

        Winston J. Churchill, Jr. has been a Director of Griffin since April 1997. Mr. Churchill, Jr. is also a member of the board of Amkor Technology, Inc. and Innovative Solutions and Support, Inc. He is a managing general partner of SCP Private Equity Partners, L.P., a private equity fund sponsored by Safeguard Scientifics Inc., and is Chairman of Churchill Investment Partners, Inc. and CIP Capital, Inc.

        Thomas C. Israel has been a Director of Griffin since July 2000. Mr. Israel was a Director of Culbro Corporation from 1989 until 1997 and a Director of General Cigar Holdings, Inc. from December 1996 through May 2000. Mr. Israel is Chairman of A.C. Israel Enterprises, Inc., an investment company.

        David F. Stein has been a Director of Griffin since November 1997. Mr. Stein is Vice Chairman of J&W Seligman & Co., Inc., an asset management firm. He has been Vice Chairman since 1996. Mr. Stein was Managing Director of J&W Seligman & Co., Inc., from 1990 until 1996.

        Gregory M. Schaan has been the President and Chief Executive Officer of Imperial Nurseries, Inc. ("Imperial") since October 1999. From 1997 until 1999 he was Senior Vice President of Sales and Marketing of Imperial. From 1992 until 1997 he was Vice President of Sales and Marketing of Imperial.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth the annual and long-term compensation for Mr. Danziger, Griffin's President and Chief Executive Officer and Mr. Galici, Griffin's Vice President, Chief Financial Officer and Secretary (the "Named Executive Officers"), as well as the total compensation paid by Griffin during 2001, 2000 and 1999 to the Named Executive Officers.

Summary Compensation Table

Long Term Compensation Awards
Annual Compensation
Name and Principal Position				Other Annual Compensation(1)	Securities Underlying Options
	Year	Salary	Bonus
Frederick M. Danziger President and Chief Executive Officer	2001 2000 1999	$398,086 386,538 345,205	$261,000 111,000 93,650	$12,312 12,138 3,178	— — 150,000
Anthony J. Galici Vice President, Chief Financial Officer and Secretary	2001 2000 1999	$188,846 180,577 171,726	$123,000 48,000 33,800	$14,199 5,923 4,117	7,500 10,000 15,000

(1)
Amounts shown under Other Annual Compensation include matching contributions made by Griffin under its 401(k) Savings Plan and its Deferred Compensation Plan, and other miscellaneous cash benefits, but do not include funding for or receipt of retirement plan benefits. No Executive Officer who would otherwise have been includable in such table resigned or terminated employment during 2001, 2000 and 1999.

        There were no stock options exercised by the Named Executive Officers in 2001, 2000 and 1999. The following table presents the value of unexercised options held by the Named Executive Officers at December 1, 2001.

	Number of Securities Underlying Options Held at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick M. Danziger	100,000	200,000	$—	$—
Anthony J. Galici	17,641	37,500	79,610	13,310

(1)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $12.55 per share (the average of the high and low prices of Griffin's Common Stock on November 30, 2001) and the exercise price of each stock option.

Compensation of Directors

        Members of the Board of Directors who are not employees of Griffin receive $15,000 per year and $750 for each Board and Committee meeting attended. The 1997 Stock Option Plan, as amended, provides that non-employee Directors who are not members of the Cullman & Ernst Group receive annually options exercisable for 5,000 shares of Common Stock at an exercise price that is the market price at the time of grant. In 2001 Griffin granted Mr. Churchill, Jr., Mr. Stein, and Mr. Israel each options exercisable for 5,000 shares of Common Stock, and expects to grant additional options to Messrs. Churchill, Jr., Israel and Stein in 2002 consistent with the 1997 Stock Option Plan, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Griffin's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. Certain officers and directors of Griffin have not timely filed reports on Form 4 or Form 5 with respect to stock options granted in the ordinary course and consistent with past practice under Griffin's 1997 Stock Plan, as amended. The stock option ownership of the officers is disclosed in the stock option table set forth above and the description of stock option grants to directors is disclosed under the heading "Compensation of Directors."

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the nominees for election as directors (who are all current directors), (iii) the Named Executive Officers (as defined in Item 11) and (iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of December 1, 2001.

Name and Address(1)	Shares Beneficially Owned(2)	Percent of Total
Edgar M. Cullman (3)	977,342	19.0
Edgar M. Cullman, Jr. (3)	946,038	18.4
Louise B. Cullman (3)	846,775	16.5
Susan R. Cullman (3)	758,607	14.8
Frederick M. Danziger (3)	376,320	7.3
Lucy C. Danziger (3)	1,043,992	20.3
John L. Ernst (3)	421,250	8.2
Winston J. Churchill, Jr.	67,000	1.3
Thomas C. Israel	15,000	*
David F. Stein	42,000	*
Anthony J. Galici	23,913	*
B. Bros. Realty Limited Partnership (4)	233,792	4.6
Gabelli Funds, Inc. et al (5)	1,453,030	28.3
All directors and officers collectively, consisting of 7 persons (6)	1,907,825	37.1

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, New York 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days granted to Directors pursuant to the 1997 Stock Option Plan. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of December 1, 2001, a group (the "Cullman and Ernst Group") consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of approximately 2,327,295 shares of Common Stock (approximately 47.86% of the outstanding shares of Common Stock). Among others, Edgar M. Cullman, Edgar M. Cullman, Jr., Mr. Ernst and Mr. Danziger (who is a member of the Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Louise B. Cullman is the wife of Edgar M. Cullman; Edgar M. Cullman, Jr., is the son of Edgar M. Cullman and Louise B. Cullman; Susan R. Cullman and Lucy C. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman; and Lucy C. Danziger is the wife of Frederick M. Danziger.

(3)
Included within the shares shown as beneficially owned by Edgar M. Cullman are 866,204 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by John L. Ernst are 411,321 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Frederick M. Danziger are 209,778 shares in which he holds shared investment and/or voting power. Included within the shares shown as beneficially owned by Edgar M. Cullman, Jr., are 716,918 shares in which he holds shared investment and/or voting power; included with the shares owned by Louise B. Cullman are 743,365 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Susan R. Cullman are 670,842 shares in which she holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Lucy C. Danziger are 962,150 shares in which she holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Messrs. Cullman, Danziger and Ernst disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares.

(4)
The address of B. Bros. Realty Limited Partnership ("B. Bros.") is 641 Lexington Avenue, New York, New York 10022. Lucy C. Danziger and John L. Ernst are the general partners of B. Bros.

(5)
The address of such person is Gabelli Funds, Inc., One Corporate Center, Rye, New York 10580. A form filed with the Securities and Exchange Commission in July 1997 by Gabelli Funds, Inc. et al, as subsequently amended, indicates that the securities have been acquired by Gabelli Group Capital Partners, Inc., and certain of its direct and indirect subsidiaries on behalf of their investment advisory clients. Griffin has been informed that no individual client of Gabelli Group Capital Partners, Inc. et al, has ownership of more than 5% of Griffin's outstanding Common Stock.

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

        Edgar M. Cullman, the Chairman of Griffin, is also the Chairman of General Cigar Holdings, Inc. ("GC Holdings"), the successor to Culbro. In addition, certain members of the Cullman & Ernst Group who may be deemed to beneficially own more than five percent of Griffin's Common Stock (see Item 12) also may be deemed to beneficially own more than five percent of the Common Stock of GC Holdings. Prior to the distribution of the common stock of Griffin to Culbro stockholders in 1997 (the "Distribution"), Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), a wholly-owned subsidiary of GC Holdings, as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. In fiscal 2001, fiscal 2000 and fiscal 1999, General Cigar made rental payments of $144,000, $148,000 and $108,000, respectively, to Griffin with respect to the Agricultural Lease.

        Also in 1997, Griffin entered into a Services Agreement (the "Services Agreement") with Culbro. Pursuant to the Services Agreement, Culbro, and its successor GC Holdings, provided Griffin, for a period of one year after the Distribution, with certain administrative services, including internal audit, tax preparation, legal and transportation services. The Services Agreement was terminated with respect to all services provided by GC Holdings as of July 1998, except for certain transportation services, with respect to which the Services Agreement was amended and extended through March 2002. In fiscal 2001, fiscal 2000 and fiscal 1999, Griffin paid $109,000, $141,000 and $150,000, respectively, to GC Holdings under the Services Agreement.

        In late 1997, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initital term of ten years and provides for the extension of the lease for additional annual periods thereafter. In fiscal 2001, fiscal 2000 and fiscal 1999 General Cigar made rental payments to Griffin of $571,000, $511,000 and $464,000, respectively, under the Commercial Lease. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease is at market rates.

PART IV

ITEM 14.    FINANCIAL STATEMENTS AND EXHIBITS

      (a)(1)  Financial Statements-see also Item 8

          (2)  Financial Statement Schedules and Financial Statements of Equity Investee

        The following financial statements of Griffin's equity investee and additional financial data should be read in conjunction with the financial statements in such 2001 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULES

II—Valuation and Qualifying Accounts and Reserves	S-1
III—Real Estate and Accumulated Depreciation	S-2/S-3

FINANCIAL STATEMENTS

Centaur Communications, Ltd. financial statements for the year ended June 30, 2001	F-1
  (b)
  There were no reports on Form 8-K filed by Griffin in the 2001 fourth quarter.

  (c)
  Exhibits

Exhibit No.	Description
2.1	Form of Distribution Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. And General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24,1996, as amended)
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
10.16	Revolving Credit Agreement and Guaranty dated May 6, 1998 (incorporated by reference to Form 10-Q dated May 30, 1998 filed July 10, 1998)
10.17	Loan Agreement dated June 24, 1999 (incorporated by reference to Form 10-Q dated August 28, 1999 filed October 8, 1999)

10.18	Revolving Credit Agreement dated August 3, 1999 (incorporated by reference to Form 10-Q dated August 28, 1999 filed October 8, 1999)
10.19	Credit Agreement dated as of February 8, 2002 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank
21	Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)
23.1	Consent of PricewaterhouseCoopers LLP (included with the report accompanying Item 8 of this Form 10-K)
23.2	Report of Independent Accountants on Financial Statement Schedules

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.
By:	/s/ FREDERICK M. DANZIGER Frederick M. Danziger Chief Executive Officer
By:	/s/ ANTHONY J. GALICI Anthony J. Galici Vice President, Chief Financial Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated as of March 1, 2002.

Name	Title

/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ EDGAR M. CULLMAN Edgar M. Cullman	Chairman of the Board and Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	President, Director and Chief Executive Officer
/s/ JOHN L. ERNST John L. Ernst	Director
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ DAVID F. STEIN David F. Stein	Director

Schedule II—Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For fiscal year ended December 1, 2001
Reserves:				196	(1)
Uncollectible accounts—trade	$580	48	4	304	(3)	$132

Inventories	$135	60	—	65	(2)	$130

For fiscal year ended December 2, 2000
Reserves:
Uncollectible accounts—trade	$564	72	14	70	(3)	$580

Inventories	$601	227	—	693	(2)	$135

For fiscal year ended November 27, 1999
Reserves:
Uncollectible accounts—trade	$490	120	6	52	(3)	$564

Inventories	$2,822	146	3	2,370	(2)	$601

Notes:

(1)
Reflects amount related to the disposition of the Sales and Service Centers by Imperial Nurseries, Inc. on January 26, 2001.

(2)
Inventories disposed.

(3)
Accounts receivable written off.

Schedule III—Real Estate and Accumulated Depreciation

(dollars in thousands)

		Initial Cost			Gross Amount at December 1, 2001
Description	Encum- brances	Land	Bldg. & Improve.	Cost Capitalized Subsequent to Acquisition	Land	Land Improve.	Building	Devel. Cost	Total	Accum. Dep.	Date of Cons- truction	Date of Acquisition	Depr. Life
Real Estate Held for Sale
Undeveloped Land	$—	$1,071	$—	$—	$1,071	$—	$—	$—	$1,071	$—
Residential Development Simsbury, CT	—	203	—	2,884	203	—	—	2,884	3,087	—
Residential Development Windsor, CT	—	68	—	2,800	68	—	—	2,800	2,868	—
Others	—	—	—	307	—	—	—	307	307	—

Subtotal	—	1,342	—	5,991	1,342	—	—	5,991	7,333	—

Real Estate Held for Lease
Undeveloped Land	—	2,185	—	—	2,185	—	—	—	2,185
New England Tradeport
Windsor/East Granby, CT
Undeveloped portion	—	439	—	2,251	439	—	—	2,251	2,690	—
Industrial Buildings	8,046	29	—	3,897	29	391	3,497	9	3,926	(2,327)	1978		40 yrs.
Industrial Building	—	13	1,722	391	13	317	1,796	—	2,126	(868)		1989	40 yrs.
Industrial Building	—	9	—	3,924	9	309	3,615	—	3,933	(363)	1998		40 yrs.
Industrial Building	—	10	—	5,609	10	321	5,288	—	5,619	(423)	1999		40 yrs.
Industrial Building	—	10	—	2,214	10	—	2,214	—	2,224		2001
Griffin Center
Windsor, CT
Undeveloped portion	—	179	—	1,997	179	—	—	1,997	2,176	—
Industrial Building	6,312	22	—	8,648	22	—	8,648	—	8,670	(157)	2001		40 yrs.
Restaurant	—	—	—	1,389	—	207	1,182	—	1,389	(751)	1983		40 yrs.
Griffin Center South
Bloomfield, CT
Undeveloped portion	—	142	—	214	142	—	—	214	356	—
Flex Building	421	47	—	2,949	47	341	2,588	20	2,996	(1,658)	1977		40 yrs.
Office Building	—	3	—	1,949	3	248	1,673	28	1,952	(806)	1985		40 yrs.
Office Building	—	1	—	1,792	1	364	1,428	—	1,793	(605)	1988		40 yrs.
Office Building	—	1	—	1,517	1	177	1,340	—	1,518	(567)	1989		40 yrs.
Office Building	—	—	—	670	—	82	588	—	670	(261)	1988		40 yrs.
Office Buildings	—	5	—	3,440	5	123	3,317	—	3,445	(944)	1991		40 yrs.
Office Building		2	—	3,439	2	—	3,439	—	3,441	(62)	2001		40 yrs.
Others	—	—	—	1,293	—	1,068	—	225	1,293	(701)

Subtotal	14,779	3,097	1,722	47,583	3,097	3,948	40,613	4,744	52,402	(10,493)

	$14,779	$4,439	$1,722	$53,574	$4,439	$3,948	$40,613	$10,735	$59,735	$(10,493)

Schedule III—Real Estate and Accumulated Depreciation (continued)

(dollars in thousands)

Fiscal year ended December 1, 2001

	Cost	Accumulated Depreciation
Balance at beginning of year	$50,439	$(9,218)
Changes during the year:
Improvements	10,238	—
Additions to accumulated depreciation charged to costs and expense	—	(1,494)
Cost of sales	(942)	219

Balance at end of year	$59,735	$(10,493)

Fiscal year ended December 2, 2000

	Cost	Accumulated Depreciation
Balance at beginning of year	$42,047	$(8,281)
Changes during the year:
Improvements	9,108	—
Additions to accumulated depreciation charged to costs and expense	—	(937)
Cost of sales	(716)	—

Balance at end of year	$50,439	$(9,218)

Fiscal year ended November 27, 1999

	Cost	Accumulated Depreciation
Balance at beginning of year	$38,975	$(7,456)
Changes during the year:
Improvements	3,416	—
Additions to accumulated depreciation charged to costs and expense	—	(825)
Cost of sales	(344)	—

Balance at end of year	$42,047	$(8,281)

Centaur Communications Limited

(Registered number 1595235)

Annual report

for the year ended 30 June 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and shareholders of Centaur Communications Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in financial position (cash flows) and of changes in capital stock, reserves not available for distribution and unappropriated earnings (shareholders’ equity) present fairly, in all material respects, the financial position of Centaur Communications Limited and its subsidiaries at 30 June 2001 and 2000, and the results of their operations and their cash flows for each of the years ended 30 June 2001 and 2000, in conformity with accounting principles generally accepted in the United Kingdom. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of consolidated net income expressed in sterling for each of the years ended 30 June 2001 and 2000 and the determination of consolidated stockholders’ equity and consolidated financial position also expressed in sterling at 30 June 2001 and 2000 to the extent summarised in note 30 to the consolidated financial statements.

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers

Chartered Accountants and Registered Auditors

London

29 November 2001

except for the information presented in

note 30 for which the date is 21 January 2002

Consolidated profit and loss account for the year ended 30 June 2001

	Note	2001	2000
		£’000	£’000

Turnover	1	76,520	68,096

Cost of sales		(42,641)	(40,223)

Gross profit		33,879	27,873

Distribution costs		(4,589)	(4,570)
Administrative expenses		(23,006)	(17,982)

Adjusted EBITDA	1	11,842	9,392
Depreciation of tangible fixed assets		(2,255)	(2,791)
Amortisation of goodwill		(875)	(829)
Exceptional administrative costs	3	(2,428)	(451)

Operating profit		6,284	5,321

Loss on disposal of business		(105)	—
Profit on sale of investment		—	629
Interest receivable and similar income	5	67	93
Interest payable and similar charges	6	(1,592)	(2,109)

Profit on ordinary activities before taxation	2	4,654	3,934

Tax on profit on ordinary activities	7	(2,365)	(1,363)

Profit on ordinary activities after taxation		2,289	2,571

Equity minority interests		(101)	(120)

Profit for the financial year		2,188	2,451

Dividends	8	(191)	—

Retained profit for the financial year	19	1,997	2,451

All turnover and profit arises from continuing operations.

Adjusted EBITDA is calculated as operating profit excluding depreciation, amortisation, the professional fees incurred in respect of the long term financing review and the costs of long term executive incentive schemes.

The accounting policies on pages 12 and 13 and notes on pages 14 to 31 form an integral part of these financial statements.

Consolidated balance sheet at 30 June 2001

The financial statements were approved by the Board of Directors on 29 November 2001, except for the information presented in note 30 which was approved on 21 January 2002, and were signed on its behalf by:

	Note	2001		2000
		£’000	£’000	£’000	£’000

Fixed assets
Intangible fixed assets	9	12,060		12,744
Tangible fixed assets	10	7,750		6,728
Investments	11	423		359

			20,233		19,831
Current assets
Stocks	12	601		463
Debtors	13	16,454		20,436
Cash at bank and in hand		3,898		1,136

			20,953		22,035
Creditors: amounts falling due within one year	14		(26,011)		(21,542)

Net current (liabilities)/assets			(5,058)		493

Total assets less current liabilities			15,175		20,324

Creditors: amounts falling due after more than one year	15		(15,125)		(21,532)

Provisions for liabilities and charges	17		(758)		(1,420)

			(708)		(2,628)

Capital and reserves
Called up share capital	18		1,532		1,532
Share premium account	18		13,378		13,378
Capital redemption reserve	18		483		483
Profit and loss account	19		(16,158)		(18,155)

Equity shareholders’ funds			(765)		(2,762)
Equity minority interests	24		57		134

			(708)		(2,628)

The financial statements were approved by the Board of Directors on 29 November 2001, except for the information presented in note 30 which was approved on 21 January 2002, and were signed on its behalf by:

GTD Wilmot

Director

The accounting policies on pages 12 and 13 and notes on pages 14 to 31 form an integral part of these financial statements

Company balance sheet at 30 June 2001

	Note	2001		2000
		£’000	£’000	£’000	£’000

Fixed assets
Intangible assets	9	474		521
Tangible assets	10	53		65
Investments	11	4,741		4,291

			5,268		4,877

Current assets
Debtors	13	52,252		59,049
Cash at bank and in hand		1,007		200

			53,259		59,249

Creditors: amounts falling due within one year	14		(18,501)		(17,702)

Net current assets			34,758		41,547

Total assets less current liabilities			40,026		46,424

Creditors: amounts falling due after more than one year	15		(15,125)		(21,532)

Provisions for liabilities and charges	17		(1,254)		(1,254)

			23,647		23,638

Capital and reserves
Called up share capital	18		1,532		1,532
Share premium account	18		13,378		13,378
Capital redemption reserve	18		483		483
Profit and loss account	19		8,254		8,245

Equity shareholders’ funds			23,647		23,638

The financial statements were approved by the Board of Directors on 29 November 2001, except for the information presented in note 30 which was approved on 21 January 2002, and were signed on its behalf by:

GTD Wilmot

Director

The accounting policies on pages 12 and 13 and notes on pages 14 to 31 form an integral part of these financial statements

Consolidated cash flow statement for the year ended 30 June 2001

	Note	2001	2000
		£’000	£’000

Net cash inflow from operating activities	25	13,991	7,511

Returns on investments and servicing of finance
Interest received		67	93
Interest paid		(1,549)	(2,150)
Dividends paid to minority interests		(120)	(73)

Net cash inflow/(outflow) from returns on investments and servicing of finance		(1,602)	(2,130)

Taxation		(1,811)	(2,020)

Capital expenditure and financial investment
Purchase of intangible fixed assets		—	(86)
Purchase of tangible fixed assets		(3,332)	(2,854)
Sale of tangible fixed assets		52	92
(Acquisition)/disposal of trade investments		(74)	674

Net cash inflow/(outflow) for capital expenditure and financial investment		(3,354)	(2,174)

Acquisitions and disposals
Purchase of additional investment in subsidiary undertaking	28	(491)	—
Disposal of unincorporated business	29	137	—

Net cash outflow for acquisitions and disposals		(354)	—

Net cash inflow before financing		6,870	1,187

Financing
Issue of ordinary share capital		—	15
Proceeds from bank and other borrowings		—	1,500
Repayment of bank and other borrowings		(6,450)	(2,300)

Net cash outflow from financing		(6,450)	(785)

Increase in cash	26,27	420	402

The accounting policies on pages 12 and 13 and notes on pages 14 to 31 form an integral part of these financial statements

Statement of Group total recognised gains and losses

	2001	2000
	£’000	£’000

Profit for the financial year	2,188	2,451
Dividends	(191)	—

Total recognised gains relating to the financial year	1,997	2,451

Reconciliation of movements in Group shareholders’ funds

	2001	2000
	£’000	£’000

Profit for the financial year	2,188	2,451
Dividends	(191)	—
New share capital issued	—	15

Net increase in shareholders’ funds	1,997	2,466
Opening shareholders’ funds	(2,762)	(5,228)

Closing shareholders’ funds	(765)	(2,762)

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

Revenue from subscriptions to publications and on-line services is deferred and recognised in the profit and loss account on a straight-line basis over the subscription period.

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

f)             Tangible fixed assets

Tangible fixed assets are stated at cost less accumulated depreciation. Depreciation of tangible assets is provided on a straight-line basis over the following estimated useful lives of the assets:

Leasehold improvements	—	20 years or the length of the lease if shorter
Fixtures and fittings	—	10 years
Computer equipment	—	3 - 5 years (except costs of developing computer databases — 10 years)
Motor vehicles	—	4 years

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

j)             Pensions

Pension costs charged to the profit and loss account represent the amount of contributions payable to the Company’s defined contribution scheme in respect of the accounting period.

k)            Remuneration element of share options

In accordance with Urgent Issues Task Force (“UITF”) Abstract 17 “Employee share schemes,” the fair value of share options at the date of grant, less any consideration to be received from the employee, is charged to the profit and loss account over the performance period to which the grant relates. An equal amount is credited directly to reserves in the same period.

Notes to the Financial Statements

1              Segmental reporting

The Group is involved in the single activity of the creation and dissemination of business and professional information.  There is therefore no segmental reporting required.  However, set out below are analyses of turnover and adjusted EBITDA of the Group by the communities it serves, by source of revenue, and by established activities and new products.

Analysis by community

	Turnover		Adjusted EBITDA
	2001	2000	2001	2000
	£’000	£’000	£’000	£’000

Marketing, creative and new media	30,460	28,288	8,821	8,620
Legal and financial	27,418	21,869	4,530	2,575
Engineering and construction	10,467	12,094	(1,417)	(2,294)
Other	8,175	5,845	(92)	491

	76,520	68,096	11,842	9,392

Analysis by source of revenue

	Turnover		Adjusted EBITDA
	2001	2000	2001	2000
	£’000	£’000	£’000	£’000

Printed products	55,179	51,728	12,400	10,606
Electronic products	9,801	5,877	(2,448)	(2,812)
Exhibitions and conferences	10,511	9,645	1,287	1,235
Other	1,029	846	603	363

	76,520	68,096	11,842	9,392

Analysis by established activities and new products

	Turnover		Adjusted EBITDA
	2001	2000	2001	2000
	£’000	£’000	£’000	£’000

Established activities	66,444	58,196	16,946	13,545
New products	10,076	9,900	(5,104)	(4,153)

	76,520	68,096	11,842	9,392

A product is regarded as new until the earlier of 3 years from date of launch or acquisition and the end of a 3-month consecutive period of positive adjusted EBITDA for that product.  Substantially all net assets are located and all turnover and adjusted EBITDA are generated in the United Kingdom.

2              Profit on ordinary activities before taxation

Profit on ordinary activities before taxation is stated after charging:

	2001	2000
	£’000	£’000

Staff costs (note 4)	27,343	22,438
Exceptional administrative costs (note 3)	2,428	451
Leasehold property rentals	2,187	2,058
Depreciation of tangible fixed assets	2,255	2,791
Amortisation of goodwill	875	829
Loss on disposal of fixed assets	3	1
Loss on disposal of trade investment	10	—
Auditors’ remuneration:
— audit services	92	89
— non-audit services (of this £702,000 is included in the exceptional administrative costs above)	707	41

3              Exceptional administrative costs

Exceptional administrative costs relate to continuing operations and comprise:

	2001	2000
	£’000	£’000

Professional fees incurred in respect of the long term financing review	1,663	—
Amounts payable under executive incentive schemes	765	451

	2,428	451

4              Employees and directors

Staff costs

	2001	2000
	£’000	£’000

Wages and salaries	24,516	20,354
Social security costs	2,472	1,840
Other pension costs	355	244

	27,343	22,438

The average monthly number of persons employed during the year, including executive directors, was 803 (2000: 750).

Directors’ emoluments

	2001	2000
	£’000	£’000

Aggregate emoluments	609	560
Pension contributions to money purchase schemes	70	64

	679	624

During the year 2 directors (2000: 2 directors) participated in money purchase pension schemes.

Options have been granted, in prior years, to certain directors to subscribe for ordinary shares of 10p each in Centaur Communications Limited. Full details are given in the directors’ report.

Highest paid director

	2001	2000
	£’000	£’000

Aggregate emoluments	327	300
Pension contributions to money purchase scheme	47	42

	374	342

5              Interest receivable and similar income

	2001	2000
	£’000	£’000

Interest on bank deposits	67	93

6              Interest payable and similar charges

	2001	2000
	£’000	£’000

Interest on bank loans and overdrafts	1,549	2,066
Amortisation of borrowings issue costs (note 16)	43	43

	1,592	2,109

7              Tax on profit on ordinary activities

	2001	2000
	£’000	£’000

UK corporation tax at 30% (2000: 30%):
— current year	2,231	1,464

Deferred taxation:
— current year	16	(101)
— adjustments in respect of prior years	118	—

	2,365	1,363

The effective rate of taxation in 2001 is affected by the non-allowance of amortisation, the loss on disposal of a trade investment, the Professional fees incurred in respect of aborted IPO and other minor permanent differences.  The 2000 effective rate is affected by the non-allowance of amortisation.

8              Dividends

The Company has declared the following dividend:

		£’000

Class A shares	2.11 pence per share	35
Class B shares	1.44 pence per share	78
Class C shares	1.44 pence per share	78

		191

No dividend was declared in respect of the year ended 30 June 2000.

9              Intangible fixed assets

	Goodwill
	Group	Company
	£’000	£’000
Cost
At 1 July 2000	16,639	1,121

Additions	433	9
Disposals	(387)	—

At 30 June 2001	16,685	1,130

Amortisation
At 1 July 2000	3,895	600

Disposals	(145)	—
Charge for the year	875	56

At 30 June 2001	4,625	656

Net book amount At 30 June 2001	12,060	474

At 30 June 2000	12,744	521

10           Tangible fixed assets

	Leasehold improvements	Fixtures and fittings	Computer equipment	Motor Vehicles	Total
	£’000	£’000	£’000	£’000	£’000
Group

Cost
At 1 July 2000	669	2,172	9,727	648	13,216

Additions	251	329	2,564	188	3,332
Disposals	—	(1)	(1)	(164)	(166)

At 30 June 2001	920	2,500	12,290	672	16,382

Depreciation
At 1 July 2000	221	964	4,945	358	6,488

Charge for the year	58	198	1,864	135	2,255
Disposals	—	(1)	—	(110)	(111)

At 30 June 2001	279	1,161	6,809	383	8,632

Net book amount At 30 June 2001	641	1,339	5,481	289	7,750

At 30 June 2000	448	1,208	4,782	290	6,728

Company

Cost
At 1 July 2000 and at 30 June 2001	193	314	12	18	537

Depreciation
At 1 July 2000	132	310	12	18	472
Charge for the year	10	2	—	—	12

At 30 June 2001	142	312	12	18	484

Net book amount At 30 June 2001	51	2	—	—	53

At 30 June 2000	61	4	—	—	65

11           Investments

	Investments in subsidiary undertakings	Unlisted trade investments	Total
	£’000	£’000	£’000
Group

Cost and net book amount
At 1 July 2000	—	359	359
Additions	—	79	79
Disposals	—	(15)	(15)

At 30 June 2001	—	423	423

Company

Cost
At 1 July 2000	7,286	135	7,421

Additions	491	79	570
Disposals	—	(15)	(15)

At 30 June 2001	7,777	199	7,976

Provisions
At 30 July 2000	(3,130)	—	(3,130)
Provision for the year	(105)	—	(105)
At 30 June 2001	(3,235)	—	(3,235)

Net book amount
At 30 June 2001	4,542	199	4,741

At 30 June 2000	4,156	135	4,291

In the opinion of the Directors, the value of the Group’s investments is not less than their carrying amount.

During the prior year, the Company disposed of a trade investment for proceeds of £674,000 and realised a profit of £629,000.

Principal subsidiary undertakings at 30 June 2001

	Holding of ordinary shares
Name	Group %	Company %	Principal activity

Chiron Communications Limited	100	100	Magazine publishing

Hali Publications Limited	100	69.6	Magazine publishing

Ascent Publishing Limited	100	100	Magazine publishing

IFA Events Limited	80	80	Exhibitions

Your Business Magazine Limited	100	100	Holding company

Perfect Information Limited	99.78	99.78	Financial information services

Consultancy Europe Associates Limited	100	100	Legal information services

Mind Advertising Limited	50	50	Information services

In addition to the holdings above, the Company holds 100% of the issue preference share capital of Hali Publications Limited.

All the above subsidiary undertakings are incorporated in England and Wales.  A full list of subsidiary undertakings will be included with the Company’s next annual return.

12           Stocks

	2001		2000
	Group	Company	Group	Company
	£’000	£’000	£’000	£’000

Raw materials	60	—	158	—
Work in progress	533	—	299	—
Goods for resale	8	—	6	—

	601	—	463	—

13           Debtors

	2001		2000
	Group	Company	Group	Company
	£’000	£’000	£’000	£’000

Trade debtors	15,094	—	19,289	—
Amounts owed by Group undertakings	—	52,202	—	58,980
Other debtors	264	50	439	69
Prepayments and accrued income	1,096	—	708	—

	16,454	52,252	20,436	59,049

14           Creditors: amounts falling due within one year

	2001		2000
	Group	Company	Group	Company
	£’000	£’000	£’000	£’000

Bank and other borrowings	4,292	1,950	1,950	1,950
Amounts owed to Group undertakings	—	15,919	—	15,360
Trade creditors	2,270	—	1,763	—
Corporation tax	763	172	343	8
Social security and other taxes	1997	25	2,710	—
Other creditors	336	191	170	76
Accruals and deferred income	16,353	244	14,606	308

	26,011	18,501	21,542	17,702

15           Creditors: amounts falling due after more than one year

	2001		2000
	Group	Company	Group	Company
	£’000	£’000	£’000	£’000

Bank and other borrowings	15,125	15,125	21,532	21,532

16           Bank and other borrowings

	2001	2000
	£’000	£’000
Group and Company

Revolving credit facility	8,500	13,000
Term loan	8,750	10,700
Issue costs of term loan	(300)	(300)

	16,950	23,400
Amortisation of issue costs	125	82

	17,075	23,482

The principal amounts of these borrowings are repayable as follows:

Within 1 year:
Term loan	1,950	1,950

Between 1 and 2 years:
Term loan	2,600	1,950
Revolving credit facility	1,700	—

Between 2 and 5 years:
Revolving credit facility	6,800	13,000
Term loan	4,200	6,800

The Term Loan was granted on 4 August 1998 and is guaranteed by the Company’s subsidiaries, Chiron Communications Limited, Ascent Publishing Limited, Hali Publications Limited and Your Business Magazine Limited. It is repayable in quarterly instalments commencing 30 September 1999 and ending 30 June 2005.  The interest rate is calculated by reference to a formula and approximated to 7.2% per annum in 2000 and 7.1% per annum in 2001.

The Revolving Credit Facility was granted on 4 August 1998 and is guaranteed by the Company’s subsidiaries, Chiron Communications Limited, Ascent Publishing Limited, Hali Publications Limited and Your Business Magazine Limited.  The maximum facility allowed is £17,000,000 reducing quarterly from 30 September 1999 to zero at 30 June 2005. The interest rate is calculated by reference to a formula and approximated to 7.2% per annum in 2000 and 7.1% per annum in 2001.

Both the above cross guarantees are secured by fixed and floating charges over the Group’s assets.

On 5 August 1999 the Company entered into an interest rate swap arrangement, under which the variable rate applying to a principal amount of £11,833,000 of the Term Loan is swapped to a fixed rate of 6.98% until 30 June 2002.

17           Provisions for liabilities and charges

	Deferred tax		Long term executive incentive schemes		Total
	Group	Company	Group	Company	Group	Company
	£’000	£’000	£’000	£’000	£’000	£’000

At 1 July 2000	624	1,254	796	—	1,420	1,254
Charge for the year	134	—	—	—	134	—
Transfer to accruals	—	—	(796)	—	(796)	—

At 30 June 2001	758	1,254	—	—	758	1,254

The provision for long term incentives is recorded as an accrual at the year end as it became payable in June 2001.

The provision for deferred tax comprises the following amounts:

	2001		2000
	Group	Company	Group	Company
	£’000	£’000	£’000	£’000

Accelerated capital allowances	247	13	96	13
Other timing differences	511	1,241	528	1,241

	758	1,254	624	1,254

Unprovided deferred tax liabilities comprise the following amounts:

	2001		2000
	Group	Company	Group	Company
	£’000	£’000	£’000	£’000

Accelerated capital allowances	(180)	—	—	—
Other timing differences	(3,065)	(1,980)	357	357

	(3,245)	(1,980)	357	357

18           Called up share capital, share premium account and capital redemption reserve

	Called up share capital	Share premium account	Capital redemption reserve
	£’000	£’000	£’000

At 1 July 2000 and at 30 June 2001	1,532	13,378	483

Called up share capital

	2001	2000
	£’000	£’000

Authorised
50,000,000 Ordinary shares of 10p each	5,000	5,000

Allotted and fully paid
15,324,757 Ordinary shares of 10p each (2000: 15,324,257)	1,532	1,532

During the year employees of the Group exercised their options over ordinary shares in the Company at a price of £1.00 per share as follows:

Date of exercise	Number of shares

16 November 2000	500

At 30 June 2001 options had been granted and agreed to be granted to certain directors and employees to subscribe for a total of 1,880,896 ordinary shares of 10p each at varying times and prices up to August 2006.  The directors’ options are disclosed in the directors’ report.

19           Profit and loss account

	Group	Company
	£’000	£’000

At 1 July 2000	(18,155)	8,245

Retained profit for the financial year	1,997	9

At 30 June 2001	(16,158)	8,254

At 30 June 2001, £98,000 of goodwill remained eliminated directly against the profit and loss account reserve.  This will be charged to the profit and loss account in the period in which disposal of the related business is made.

Of the Company’s profit and loss account at 30 June 2001, £1,023,000 is regarded as being available for distribution.  In addition, a further £2,078,000 may become available for distribution if dividends are declared and paid up to the Company by subsidiaries.

The Company has taken advantage of the exemption available under section 230 of the Companies Act 1985 and has not presented its own profit and loss account in these financial statements.  Of the Group profit for the financial year, £9,000 (2000: £937,000) is dealt with in the financial statements of the Company.

20           Capital commitments

The Group had no capital commitments at 30 June 2001 or 30 June 2000.

21           Operating lease commitments

The operating lease rentals payable within one year of the balance sheet date are as follows:

	Land and buildings		Equipment
	2001	2000	2001	2000
	£’000	£’000	£’000	£’000

On leases expiring:
— within 1 year	22	—	—	13
— between 2 and 5 years	38	17	211	101
— after 5 years	2,671	2,134	—	—

	2,731	2,151	211	114

22           Pension schemes

The Group contributes to individual and collective money purchase pension schemes in respect of directors and employees once they have completed the requisite period of service.  The charge for the year in respect of these pension schemes is shown in note 4.

23           Contingent liabilities

The Company, together with its subsidiary undertakings, has granted a cross guarantee in favour of its bankers in respect of the bank borrowings of the Group.  The guarantee is secured by fixed and floating charges over the Group’s assets.

24           Equity Minority interests

At 1 July 2000	134
Dividend paid	(120)
Additional investment in IFA Events Limited	(58)
Share of net income for the year	101

At 30 June 2001	57

25           Net cash inflow from operating activities

Reconciliation of operating profit to net cash inflow from operating activities:

	2001	2000
	£’000	£’000

Operating profit	6,284	5,321
Depreciation of tangible fixed assets	2,255	2,791
Amortisation of goodwill	875	829
Loss on disposal of fixed assets	3	1
Loss on disposal of trade investment	10	—
(Increase)/decrease in stocks	(138)	16
Decrease/(increase) in debtors	3,982	(4,932)
Increase in creditors	720	3,034
Increase in provisions	—	451

Net cash inflow from operating activities	13,991	7,511

26           Analysis of movement in net debt

	At 1 July 2000	Cash flow	Other non- cash changes	At 30 June 2001
	£’000	£’000	£’000	£’000

Cash at bank and in hand	1,136	420	—	1,556

Debt due within 1 year (before issue costs)	(1,950)	1,950	(1,950)	(1,950)
Debt due after 1 year (before issue costs)	(21,750)	4,500	1,950	(15,300)

	(23,700)	6,450	—	(17,250)

	(22,564)	6,870	—	(15,694)

27           Reconciliation of net cash flows to movements in net debt

	2001	2000
	£’000	£’000

Increase in cash in the year	420	402

Cash outflow from changes in debt	6,450	800

Change in net debt resulting from cash flows	6,870	1,202

Movement in net debt in the year	6,870	1,202

Net debt at 1 July (before issue costs)	(22,564)	(23,766)

Net debt at 30 June (before issue costs)	(15,694)	(22,564)

28           Acquisitions

During the year ended June 2001 the Group made the following acquisitions:

	Mind Advertising Limited (a)	IFA Events Limited (b)	IFA Events Limited (c)	Total
	£’000	£’000	£’000	£’000

Tangible fixed assets	3	28	26	57
Stocks	—	60	54	114
Debtors	9	293	452	754
Cash at bank and in hand	4	103	283	390
Creditors: amounts falling due within one year	(15)	(344)	(583)	(942)

	1	140	232	373
Minority interests	(1)	(126)	(188)	(315)

Group share of net assets acquired	—	14	44	58
Goodwill	50	137	246	433

Consideration	50	151	290	491

Satisfied by:
Cash	50	151	290	491

a)             Mind Advertising Limited

On 27 July 2000, the Group acquired 50% of the assets and liabilities of Mind Advertising Limited for a consideration of £50,000.  This purchase was accounted for by the acquisition method of accounting.  The book values of the assets and liabilities acquired, which are shown in the table above, approximated to their fair values.

b)             IFA Events Limited

On 18 October 2000, the Group acquired a further 10% of the issued share capital of IFA Events Limited for a consideration of £151,000.  This purchase was accounted for by the acquisition method of accounting.  The book values of the assets and liabilities acquired, which are shown in the table above, approximated to their fair values.

c)             IFA Events Limited

On 3 May 2001, the Group acquired a further 19% of the issued share capital of IFA Events Limited for a consideration of £290,000.  This purchase was accounted for by the acquisition method of accounting.  The book values of the assets and liabilities acquired, which are shown in the table above, approximated to their fair values.

29           Disposal of business

On 5 October 2000, the Group disposed of the business of EXE for a cash consideration of £137,000, giving rise to a loss of £105,000.

30           Reconciliation to generally accepted accounting principles in the United States (“US GAAP”)

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United Kingdom (“UK GAAP”), which differs in certain significant respects from US GAAP.  Such differences include methods for measuring the amounts shown in the financial statements, as well as additional disclosures required by US GAAP.

The effect on the consolidated net income and shareholders’ equity of applying the significant differences between UK GAAP and US GAAP is summarised in the reconciliation statements below:

30           Reconciliation to generally accepted accounting principles in the United States (“US GAAP”) (continued)

	2001	2000
	£’000	£’000

(a) Reconciliation of net income

Net income in accordance with UK GAAP	1,997	2,451
Dividend proposed (1)	191	—
Amortisation of goodwill (2)	299	276
Disposal of unincorporated business (3)	(48)	—

Net income in accordance with US GAAP	2,439	2,727

	2001	2000
	£’000	£’000
(b) Reconciliation of shareholders’ equity

Equity shareholders’ funds in accordance with UK GAAP	(765)	(2,762)
Dividend proposed (1)	191	—
Amortisation of goodwill (2)	1,572	1,273
Disposal of business (3)	(48)	—
Reinstatement of goodwill written off (4)	98	98
Remuneration element of equity share options (5)	(1,499)	(1,499)

	(451)	(2,890)

(c) Changes in US GAAP shareholders’ equity

Shareholders’ equity at the beginning of the year	(2,890)	(5,642)
Net income	2,439	2,727
Exercise or lapse of equity share options (5)	—	10
Issue of share capital	—	15

	(451)	(2,890)

(1)                                  A dividend of £191,000 was proposed for the period ended 30 June 2001.  Under UK GAAP dividends are reported on an accruals basis and therefore was included in arriving at the net income for the year ended 30 June 2001.  Under US GAAP dividends are not reported until the board declare the dividend to the shareholders and therefore the dividend will be a reconciling item until paid.  The dividend was declared in the quarter ending 31 December 2001.

(2)                                  Under UK GAAP, goodwill is being amortised over a maximum period of 20 years, following the adoption of FRS 10.  In accordance with US GAAP goodwill is amortised over an estimated economic life of 30 years.

(3)                                  During the year, the Group disposed of an unincorporated business, EXE and the related goodwill.  The profit on disposal under US GAAP was lower by £48,000, being the difference in accumulated amortisation on the EXE goodwill asset.

(4)                                  Under UK GAAP, the group has previously written off goodwill of £98,000 directly to shareholders’ equity.  Under US GAAP, the goodwill is reinstated and is being amortised over 30 years.

(5)                                  Under UK GAAP, the remuneration element of stock options is charged against net income in the period between the options being granted and the date of vesting, with an equal amount credited directly to shareholders’ equity.  Under US GAAP, an available alternative method is to charge net income and credit a liability account, with the balance on the liability account being subsequently transferred to shareholders’ equity as the options are exercised or lapse.

The Group has adopted this available alternative method and accordingly a GAAP difference arises in shareholders’ equity.

(6)                                  Under UK GAAP, the deferred tax effects of timing differences existing at the balance sheet date are calculated under the liability method (using tax rates likely to apply in the future when the timing differences will reverse).  However, the Group is not required to record the full liability, and may elect to use the partial provision approach.  Under the partial provision approach, the amount of deferred tax to be provided is the liability that is expected to arise in the future based on a projection of the extent to which the cumulative timing differences existing at the balance sheet date are expected to reverse.  Under US GAAP deferred taxes are provided for on a full liability basis.  Under the full liability method, deferred tax assets and liabilities are recognised between the financial and tax bases of assets and liabilities and for tax loss carry forwards at the statutory rate of each reporting date.  A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realised.

A subsidiary undertaking of Centaur Communications Limited, Perfect Information Limited, incurred tax losses up to April 1998 of £3,169,000, which under UK tax law are carried forward indefinitely to be offset against taxable profits arising from the same trade.  It is currently uncertain as to when or if the losses may be utilised in the future.  Accordingly under US GAAP a full valuation allowance has been set against the related deferred tax asset.  Tax losses incurred since April 1998 have been available and used for offset against profits arising elsewhere in the Group.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Accountants
Consent of Independent Accountants
  ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. FINANCIAL STATEMENTS AND EXHIBITS
SIGNATURES