Form 10-Q
period 2002-03-02
GRIFFIN LAND & NURSERIES INC
filed 2002-04-12
CIK 1037390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10Q
                                Quarterly Report
                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the 13 Weeks Ended                                       Commission File No
March 2, 2002                                                           0-29288


                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                             06-0868496
(state  or  other  jurisdiction  of  incorporation      (IRS  Employer
or  organization)                                       Identification  Number)

One Rockefeller Plaza, New York, New York                              10020
(Address  of  principal  executive  offices)                        (Zip  Code)



Registrant's Telephone Number including Area Code     (212) 218-7910


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


     Yes   X   No



       Number of shares of Common Stock outstanding at March 29, 2002: 4,864,916

                         GRIFFIN LAND & NURSERIES, INC.
                                    Form 10Q






PART  I     FINANCIAL  INFORMATION                                      Page


     Consolidated  Statement  of  Operations
     13  Weeks  Ended  March  2,  2002  and  March  3,  2001               3

     Consolidated  Balance  Sheet
     March  2,  2002  and  December  1,  2001                              4

     Consolidated  Statement  of  Stockholders'  Equity
     13  Weeks  Ended  March  2,  2002  and  March  3,  2001               5

     Consolidated  Statement  of  Cash  Flows
     13  Weeks  Ended  March  2,  2002  and  March  3,  2001               6

     Notes  to  Consolidated  Financial  Statements                        7

     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations                   14

     Quantitative  and  Qualitative  Disclosures  About  Market  Risk     17


PART  II      OTHER  INFORMATION                                          18


SIGNATURES                                                                19

PART  I
Item  1.  Financial  Statements

                         Griffin Land & Nurseries, Inc.
                      Consolidated Statement of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                              For  the  13  Weeks  Ended,
                                              ---------------------------
                                                       Mar. 2,    Mar. 3,
                                                          2002       2001
                                                     ---------  ---------
Net sales and other revenue                          $  2,599   $  3,947
Cost of goods sold                                      1,856      2,926
Selling, general and administrative expenses            1,914      3,442
                                                     ---------  ---------
Operating loss                                         (1,171)    (2,421)
Gain on sale of Sales and Service Centers                   -      9,469
Interest expense                                         (359)      (136)
Interest income                                             7         51
                                                     ---------  ---------
(Loss) income before income tax (benefit) provision    (1,523)     6,963
Income tax (benefit) provision                           (487)     2,750
                                                     ---------  ---------
(Loss) income before equity investment                 (1,036)     4,213
Loss from equity investment                              (429)      (144)
                                                     ---------  ---------
Net (loss) income                                    $ (1,465)  $  4,069
                                                     =========  =========

Basic net (loss) income per common share             $  (0.30)  $   0.84
                                                     =========  =========
Diluted net (loss) income per common share           $  (0.30)  $   0.82
                                                     =========  =========

                 See Notes to Consolidated Financial Statements.

                         Griffin  Land & Nurseries, Inc
                           Consolidated Balance Sheet
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                             Mar. 2,   Dec. 1,
                                                                2002      2001
                                                            --------  --------
ASSETS
Current Assets
Cash and cash equivalents                                   $     23  $     23
Accounts receivable, less allowance of $134 and $132           1,273     2,437
Inventories                                                   34,880    30,449
Deferred income taxes                                          1,788     1,788
Other current assets                                           2,612     2,667
                                                            --------  --------
Total current assets                                          40,576    37,364
Real estate held for sale or lease, net                       49,038    49,242
Investment in Centaur Communications, Ltd.                    16,583    17,012
Property and equipment, net                                   11,476    11,418
Other assets                                                   9,440     9,139
                                                            --------  --------
Total assets                                                $127,113  $124,175
                                                            ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities                    $  5,117  $  5,761
Long-term debt due within one year                               438       508
                                                            --------  --------
Total current liabilities                                      5,555     6,269
Long-term debt                                                21,510    15,940
Deferred income taxes                                            970     1,457
Other noncurrent liabilities                                   3,623     3,593
                                                            --------  --------
Total liabilities                                             31,658    27,259
                                                            --------  --------
Commitments and contingencies
Common stock, par value $0.01 per share, 10,000,000 shares
   authorized, 4,864,916 shares issued and outstanding            49        49
Additional paid-in capital                                    93,588    93,584
Retained earnings                                              1,571     3,036
Accumulated other comprehensive income                           247       247
                                                            --------  --------
Total stockholders' equity                                    95,455    96,916
                                                            --------  --------
Total liabilities and stockholders' equity                  $127,113  $124,175
                                                            ========  ========

                 See Notes to Consolidated Financial Statements.

                         Griffin Land & Nurseries, Inc.
                 Consolidated Statement of Stockholders' Equity
                             (dollars in thousands)
                                   (unaudited)

                                                                              Accumulated
                              Shares of               Additional                 Other
                               Common       Common     Paid-in    Retained   Comprehensive
                                Stock        Stock     Capital    Earnings       Income       Total
                             -----------  -----------  --------  ----------  --------------  --------
Balance at December 2, 2000    4,862,704  $        49  $ 93,584  $   1,899   $          186  $95,718

Net income                             -            -         -      4,069                -    4,069
                             -----------  -----------  --------  ----------  --------------  --------

Balance at March 3, 2001       4,862,704  $        49  $ 93,584  $   5,968   $          186  $99,787
                             ===========  ===========  ========  ==========  ==============  ========


Balance at December 1, 2001    4,862,704  $        49  $ 93,584  $   3,036   $          247  $96,916

Exercise of employee stock
    options                        2,212            -         4          -                -        4

Net loss                               -            -         -     (1,465)               -   (1,465)
                             -----------  -----------  --------  ----------  --------------  --------

Balance at March 2, 2002       4,864,916  $        49  $ 93,588  $   1,571   $          247  $95,455
                             ===========  ===========  ========  ==========  ==============  ========

                 See Notes to Consolidated Financial Statements.

                         Griffin Land & Nurseries, Inc.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                             For the 13 Weeks Ended,
                                                             -----------------------
                                                                  Mar. 2,    Mar. 3,
Operating activities:                                                2002       2001
                                                                ---------  ---------
Net (loss) income                                               $ (1,465)  $  4,069
Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation and amortization                                     787        724
   Gain on sale of Sales and Service Centers                           -     (9,469)
   Loss from equity investment                                       429        144
   Deferred income taxes                                            (487)       (46)
Changes in assets and liabilities:
   Accounts receivable                                             1,162      3,560
   Inventories                                                    (4,431)    (4,091)
   Other current assets                                               55     (2,655)
   Accounts payable and accrued liabilities                         (644)       554
   Income taxes payable                                                -      2,745
   Other, net                                                       (115)       (88)
                                                                ---------  ---------
Net cash used in operating activities                             (4,709)    (4,553)
                                                                ---------  ---------

Investing activities:
Proceeds from sale of Sales and Service Centers                        -     18,390
Additions to real estate held for sale or lease                     (299)    (2,937)
Additions to property and equipment                                 (453)      (290)
                                                                ---------  ---------
Net cash (used in) provided by investing activities                 (752)    15,163
                                                                ---------  ---------

Financing activities:
Increase in debt                                                   6,000      4,675
Payments of debt                                                    (539)   (12,082)
                                                                ---------  ---------
Net cash provided by (used in) financing activities                5,461     (7,407)
                                                                ---------  ---------
Net increase in cash and cash equivalents                              -      3,203
Cash and cash equivalents at beginning of period                      23      1,126
                                                                ---------  ---------
Cash and cash equivalents at end of period                      $     23   $  4,329
                                                                =========  =========

                 See Notes to Consolidated Financial Statements.

                         Griffin Land & Nurseries, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                  (unaudited)


1.     Basis  of  Presentation

     The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") include the accounts of Griffin's real estate division ("Griffin Land") and Griffin's wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 2001 Financial Statements included in the Report on Form 10-K as filed with the Securities and Exchange Commission on March 1, 2002, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

     In Griffin's Form 10-K for the fiscal year ended December 1, 2001, Griffin reported that it had restated its equity share in Centaur's results for the thirteen weeks ended March 3, 2001. The effect of the restatement was to decrease Griffin's equity results from Centaur and net income by $297 and decrease basic and diluted net income per share by $0.06. The restated results for the thirteen weeks ended March 3, 2001 are reflected herein.

     The results of operations for the thirteen weeks ended March 2, 2002, are not necessarily indicative of the results to be expected for the full year.

     Certain amounts from the prior year have been reclassified to conform to the current presentation.


2.     Recent  Accounting  Pronouncements

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. Griffin's results from its equity investment in Centaur for the thirteen weeks ended March 2, 2002 and the thirteen weeks ended March 3, 2001 would have increased approximately $0.1 million due to the elimination of goodwill amortization. SFAS No. 142 will be effective for Griffin in fiscal 2003.

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


3.     Sale  of  Sales  and  Service  Centers

     On January 26, 2001, Imperial completed the sale of all of the assets of its seven wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. ("Shemin"). Shemin also assumed certain liabilities related to the SSCs. The SSCs sold a wide variety of plant material and horticultural tools and products to the landscape trade. A portion of the products sold by the SSCs were grown by Imperial's farming operations. Imperial's only continuing involvement in Shemin is an approximately 13.8% ownership interest in Shemin's parent company (see below) and a three year supply agreement pursuant to which Shemin is obligated to purchase Imperial grown product for the SSCs. The net book value of the assets sold and liabilities assumed by Shemin was $13.5 million. Prior to the sale of the SSCs in fiscal 2001, the net sales of the SSCs were $1.9 million and the SSCs incurred an operating loss, before Imperial's central overhead expenses, of $0.8 million through the date of the sale. Imperial will continue in the landscape nursery business with its container growing operations in Connecticut and northern Florida.

     The consideration received by Imperial on the sale of the SSCs included cash of approximately $18.4 million after expenses. Cash of $11.2 million from the sale was used to repay all of the amount then outstanding under Griffin's Revolving Credit Agreement. The remaining cash was used for general corporate purposes. In addition to the cash payment, Griffin received 20,570 shares of common stock (representing approximately 13.8% of the outstanding common stock) of Shemin Acquisition Corporation ("Acquisition"), the parent company of Shemin. The common stock of Acquisition is valued at $6.1 million and is included in other assets on the accompanying balance sheet. As a result of Griffin retaining a common equity ownership interest in Acquisition, $1.5 million of the gain from the sale of the SSCs has been deferred, and is offset against the investment in Acquisition on Griffin's balance sheet. Imperial accounts for its investment in Acquisition under the cost method of accounting for investments.

     The sale of the SSCs reflected the disposition of the following assets and liabilities by Imperial:

     Accounts  receivable       $1,407
     Inventories                 4,453
     Other  current  assets      1,037
     Fixed  assets,  net         7,393
     Other  assets                 161
                               -------
                                14,451
     Accounts  payable  and
       accrued  liabilities      (719)
     Capital  leases             (271)
                              --------
     Net  assets  disposed     $13,461
                               =======

     The following unaudited Pro Forma Condensed Consolidated Statement of Operations for the thirteen weeks ended March 3, 2001 include pro forma adjustments to reflect the sale of the SSCs as if it had taken place at the beginning of fiscal year 2001. Such adjustments include the elimination of sales, cost of sales and direct operating expenses of the SSCs, the elimination of salaries and benefits of employees terminated as a result of the sale of the SSCs, the inclusion of sales from Imperial's growing operations to the SSCs acquired by Shemin, the effect of the net cash proceeds on Griffin's interest expense and interest income, and adjustment to Griffin's income tax provision.

     In the opinion of management, all adjustments necessary to fairly present this pro forma information have been made. The pro forma information does not purport to be indicative of the results that would have been reported had this transaction actually occurred on the date specified, nor is it indicative of Griffin's future results.


      Pro Forma Condensed Consolidated Statement of Operations (Unaudited)

                                                For the 13 Weeks Ended
                                                    Mar. 3, 2001
                                              -------------------------
Net sales and other revenue                   $                  2,064
Cost of goods sold                                               1,495
Selling, general and administrative expenses                     2,128
                                              -------------------------
Operating loss                                                  (1,559)
Gain on sale of Sales and Service Centers                        9,469
Nonoperating income, net                                            75
                                              -------------------------
Income before income tax provision                               7,985
Income tax provision                                             3,154
                                              -------------------------
Income before equity investment                                  4,831
Loss from equity investment                                       (144)
                                              -------------------------
Net income                                    $                  4,687
                                              =========================

Basic net income per share                    $                   0.96
                                              =========================

Diluted net income per share                  $                   0.95
                                              =========================


4.     Industry  Segment  Information

     Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.


                                                    For the 13 Weeks Ended,
                                                    -----------------------
                                                         Mar. 2,    Mar. 3,
                                                            2002       2001
                                                       ---------  ---------
Net sales and other revenue
Landscape nursery product sales                        $    730   $  2,406
Real estate sales and rental revenue                      1,869      1,541
                                                       ---------  ---------
                                                       $  2,599   $  3,947
                                                       =========  =========
Operating (loss) profit
Landscape nursery                                      $   (960)  $ (1,885)
Real estate                                                 218       (151)
                                                       ---------  ---------
Industry segment totals                                    (742)    (2,036)
Gain on sale of Sales and Service Centers                     -      9,469
General corporate expense                                  (429)      (385)
Interest expense, net                                      (352)       (85)
                                                       ---------  ---------
(Loss) income before income taxes                      $ (1,523)  $  6,963
                                                       =========  =========


                                                        Mar. 2,     Dec. 1,
Identifiable assets                                        2002        2001
                                                       ---------  ---------
Landscape nursery                                      $ 52,248   $ 48,908
Real estate                                              55,255     55,746
                                                       ---------  ---------
Industry segment totals                                 107,503    104,654
General corporate (consists primarily of investments)    19,610     19,521
                                                       ---------  ---------
                                                       $127,113   $124,175
                                                       =========  =========


5.     Equity  Investment

     Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur Communications, Ltd. ("Centaur") under the equity method of accounting for investments. Centaur reports on a June 30 fiscal year. The unaudited summarized financial data of Centaur presented below were derived from consolidated financial information of Centaur for the three month periods ended February 28, 2002 and February 28, 2001. Griffin's equity loss from Centaur for each of the thirteen weeks ended March 2, 2002 and the thirteen weeks ended March 3, 2001 includes $144 for amortization of the excess cost of Griffin's investment over the book value of its equity in Centaur (representing publishing rights and goodwill). Griffin's equity loss from Centaur also reflects adjustments necessary to present Centaur's results for the three month periods in accordance with generally accepted accounting principles in the United States of America.

     In Griffin's Form 10-K for the fiscal year ended December 1, 2001, Griffin reported that it had restated its equity share in Centaur's results for the thirteen weeks ended March 3, 2001. The effect of the restatement was to decrease Griffin's equity results from Centaur and net income by $297. The restated results are reflected herein.

                                         Three  Months  Ended,
                                         ---------------------
                                            Feb. 28,  Feb. 28,
                                                2002      2001
                                             --------  -------
Net sales                                    $19,082   $25,758
Costs and expenses                            19,561    24,336
                                             --------  -------
Operating (loss) profit                         (479)    1,422
Nonoperating expenses, principally interest      621     1,170
                                             --------  -------
Pretax (loss) income                          (1,100)      252
Income tax (benefit) provision                  (294)      251
                                             --------  -------
Net (loss) income                            $  (806)  $     1
                                             ========  =======

                                                 As  of,
                                                 -------
                                           Feb. 28,  Nov. 30,
                                               2002      2001
                                           --------  --------
Current assets                             $17,963   $23,701
Intangible assets                           18,781    19,157
Other noncurrent assets                     11,907    11,691
                                           --------  --------
Total assets                               $48,651   $54,549
                                           ========  ========

Current liabilities                        $24,698   $31,864
Debt                                        22,720    20,803
Other noncurrent liabilities                 3,292     3,135
                                           --------  --------
Total liabilities                           50,710    55,802
Accumulated deficit                         (2,059)   (1,253)
                                           --------  --------
Total liabilities and accumulated deficit  $48,651   $54,549
                                           ========  ========


6.     Long-Term Debt

       Long-term debt includes:

                           Mar. 2,  Dec. 1,
                              2002     2001
                           -------  -------
Mortgages                  $14,307  $14,779
Credit Agreement             7,000        -
Bridge Loan                      -    1,000
Capital leases                 641      669
                           -------  -------
Total                       21,948   16,448
Less: due within one year      438      508
                           -------  -------
Total long-term debt       $21,510  $15,940
                           =======  =======


     On February 8, 2002, Griffin entered into a new $19.4 million revolving credit agreement (the "2002 Credit Agreement") with Fleet National Bank ("Fleet"). The initial borrowings under the 2002 Credit Agreement were used to repay the amount then outstanding ($4.5 million) under the Bridge Loan, to repay a mortgage of $0.4 million on one of Griffin's commercial buildings and for certain expenses related to the 2002 Credit Agreement. The 2002 Credit Agreement will be used to finance working capital at Griffin's landscape nursery and real estate businesses and for investment in Griffin's real estate assets. Borrowings under the 2002 Credit Agreement may be, at Griffin's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at Fleet's prime rate plus a margin of 0.5% per annum. Borrowings of one month and longer bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of 2.5% per annum. The margins can be reduced if Griffin achieves certain debt service coverage ratios (as defined). At March 2, 2002, Griffin's borrowing under the 2002 Credit Agreement had a weighted average interest rate of 4.39%. There are no compensating balance requirements and Griffin pays a commitment fee of 0.25% per annum on unused borrowing capacity. The 2002 Credit Agreement is secured by certain of Griffin's real estate assets and includes financial covenants with respect to Griffin's fixed charge coverage (as defined), net worth and leverage.


7.     Stock  Options

     Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan") is summarized as follows:


                                                   Number of    Weighted Avg.
                                                     Shares    Exercise Price
                                                   ----------  ---------------
        Outstanding at December 1, 2001              629,307   $         12.18
        Exercised after December 1, 2001              (2,212)             1.79
                                                   ----------  ---------------
        Outstanding at March 2, 2002                 627,095   $         12.22
                                                   ==========  ===============

        Number of option holders at March 2, 2002         28
                                                   ==========

                                                                      Weighted Avg.
                                                                        Remaining
                                  Outstanding at    Weighted Avg.   Contractual Life
        Range of Exercise Prices   Mar. 2, 2002    Exercise Price      (in years)
--------------------------------  ---------------  ---------------  -----------------
        Under $3.00                        32,223         $   1.75               2.2
        $3.00-$9.00                       100,172             7.52               4.0
        Over $9.00                        494,700            13.85               6.5
                                  ---------------
                                          627,095
                                  ===============

     At March 2, 2002, there were vested options exercisable for 346,728 shares outstanding under the Griffin Stock Option Plan with a weighted average price of $11.08 per share.

8.     Per  Share  Results

     Basic  and  diluted  per  share  results  were  based  on  the  following:

                                                              For the 13 Weeks Ended,
                                                              -----------------------
                                                                   Mar. 2,    Mar. 3,
                                                                     2002        2001
                                                              -----------  ----------
Net (loss) income as reported for computation of basic and
    diluted per share results                                 $   (1,465)  $    4,069
                                                              ===========  ==========

Weighted average shares outstanding for computation of basic
    per share results                                          4,863,000    4,863,000
Incremental shares from assumed exercise of Griffin
    stock options                                                      -       72,000
                                                              -----------  ----------
Adjusted weighted average shares for computation of diluted
    per share results                                          4,863,000    4,935,000
                                                              ===========  ==========


9.     Supplemental  Financial  Statement  Information

     Inventories

     Inventories  consist  of:

                                               Mar. 2,  Dec. 1,
                                                  2002     2001
                                               -------  -------
                       Nursery stock           $33,092  $29,514
                       Materials and supplies    1,788      935
                                               -------  -------
                                               $34,880  $30,449
                                               =======  =======

     Property  and  Equipment

     Property  and  equipment  consist  of:

                                                   Estimated       Mar. 2,   Dec. 1,
                                                  Useful Lives        2002      2001
--------------------------------                ---------------   --------  --------
                      Land and improvements                       $  4,185  $  4,175
                      Buildings                  10 to 40 years      2,969     2,960
                      Machinery and equipment     3 to 20 years     14,995    15,093
                                                                  ---------  -------
                                                                    22,149    22,228
                      Accumulated depreciation                    (10,673)  (10,810)
                                                                ----------  --------
                                                                  $ 11,476   $11,418
                                                                  =========  =======

     Griffin incurred capital lease obligations of $39 and $238, respectively, in the thirteen weeks ended March 2, 2002 and March 3, 2001.

     Real  Estate  Held  for  Sale  or  Lease

     Real  estate  held  for  sale  or  lease  consists  of:

                                                                         March 2, 2002
                                                                         -------------
                                                   Estimated     Held for    Held for
                                                 Useful Lives      Sale       Lease      Total
                                                 -------------  ----------  ----------  -------
                       Land                                     $   1,341   $   3,097 $   4,438
                       Land improvements              15 years          -       3,948     3,948
                       Buildings                      40 years          -      40,798    40,798
                       Development costs                            5,979       4,808    10,787
                                                               ----------  ----------  --------
                                                                    7,320      52,651    59,971
                       Accumulated depreciation                         -    (10,933)  (10,933)
                                                               ----------  ----------  --------
                                                                $   7,320   $  41,718   $49,038
                                                               ==========  ==========  ========


                                                                December 1, 2001
                                                                ----------------
                                                   Estimated     Held for    Held for
                                                 Useful Lives      Sale       Lease      Total
                                                 -------------  ----------  ----------  -------
                       Land                                    $   1,342    $   3,097 $   4,439
                       Land improvements              15 years         -        3,948     3,948
                       Buildings                      40 years         -       40,613    40,613
                       Development costs                           5,991        4,744   10,735
                                                               ---------   ----------  --------
                                                                   7,333       52,402    59,735
                       Accumulated depreciation                        -     (10,493)  (10,493)
                                                               ---------   ----------  --------
                                                               $   7,333    $  41,909   $49,242
                                                               =========   ==========   =======

     Income  Taxes

     Griffin's effective rate for the income tax benefit in the thirteen weeks ended March 2, 2002 is approximately 32%, reflecting a benefit of 34% at the federal statutory rate partially offset by the effect of state and local taxes.


10.     Contingencies

     Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin's financial position, results of operations or cash flows.

Item  2
                         Griffin Land & Nurseries, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Overview

     The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial, and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). Griffin also has an equity investment in Centaur Communications, Ltd. ("Centaur"), a magazine publishing business, based in the United Kingdom. On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. and its parent company, Shemin Acquisition Corporation. Imperial has continued in the landscape nursery business with its container growing operations in Connecticut and northern
Florida. Griffin's statement of operations for the thirteen weeks ended March 3, 2001 includes the results of the SSCs through the sale.

     In Griffin's Form 10-K for the fiscal year ended December 1, 2001, Griffin reported that it had restated its equity share in Centaur's results for the thirteen weeks ended March 3, 2001. The effect of the restatement was to decrease Griffin's equity results from Centaur and net income by $297,000, and decrease basic and diluted net income per share by $0.06. The restated results for the thirteen weeks ended March 3, 2001 are reflected herein.

Results  of  Operations

     Thirteen Weeks Ended March 2, 2002 Compared to the Thirteen Weeks Ended March 3, 2001

     Griffin's net sales and other revenue decreased from $3.9 million in the thirteen weeks ended March 3, 2001 (the "2001 first quarter") to $2.6 million for the thirteen weeks ended March 2, 2002 (the "2002 first quarter"). The lower net sales and other revenue reflects a decrease in net sales and other revenue at Imperial from $2.4 million in the 2001 first quarter to $0.7 million in the 2002 first quarter. The decrease of $1.7 million at Imperial reflects the effect of the 2001 first quarter sale of Imperial's SSCs, which had net sales of $1.9 million before they were sold. Excluding the effect of the SSC net sales in the 2001 first quarter, net sales of Imperial's farming operations increased by $0.2 million in the 2002 first quarter as compared to the 2001 first quarter. The net sales increase was due principally to relatively mild winter weather in the current year. Net sales at Imperial are highly seasonal, peaking in the Spring, and net sales during the Winter months that comprise
Griffin's first quarter (December through February) are not material to Imperial's full year net sales.

     Net sales and other revenue at Griffin Land increased from $1.5 million in the 2001 first quarter to $1.9 million in the 2002 first quarter. The increase principally reflects higher rental revenue from Griffin Land's buildings. Revenue from Griffin's buildings increased from $1.3 million in the 2001 first quarter to $1.8 million in the 2002 first quarter. This increase principally reflected both leases on new buildings that were leased after the 2001 first quarter and a net increase in square feet under lease in existing buildings. In the 2002 first quarter, including two properties in which Griffin has a 30% interest, Griffin Land had leases on approximately 825,000 square feet of space as compared to leases on 550,000 square feet of space in the 2001 first quarter. The higher rental revenue at Griffin Land was partially offset by lower revenue from sales of residential land, which decreased by $0.2 million in the 2002 first quarter as compared to the 2001 first quarter.

     Griffin incurred an operating loss of $1.2 million in the 2002 first quarter as compared to an operating loss of $2.4 million in the 2001 first quarter. At Imperial, the 2002 first quarter operating loss was $1.0 million as compared to a $1.9 million operating loss in the 2001 first quarter. Imperial's 2001 first quarter operating loss included a $0.8 million operating loss incurred by the SSCs prior to their sale. Excluding the SSCs, Imperial's operating loss declined by $0.1 million in the 2002 first quarter as compared to the 2001 first quarter principally as a result of lower operating expenses. Imperial historically incurs an operating loss in the first quarter due to the highly seasonal nature of its business.

     Griffin Land had an operating profit of $0.2 million in the 2002 first quarter as compared to an operating loss of $0.2 million in the 2001 first quarter. The improved results from Griffin's real estate business principally reflect the increased rental revenue in the current period. Griffin Land's operating profit, before depreciation, from its rental properties was $1.2 million in the 2002 first quarter as compared to $0.8 million in the 2001 first quarter. Lower general and administrative expenses at Griffin Land in the current year's quarter, due principally to temporarily lower headcount, was substantially offset by higher depreciation expense, due to depreciation on buildings that were placed in service after the 2001 first quarter. Although revenue from sales of residential land was lower in the 2002 first quarter as compared to the 2001 first quarter, operating results were not affected, because in both periods, the properties sold had high cost bases and did not generate any significant profit.

     Griffin's interest expense was $0.4 million in the 2002 first quarter as compared to $0.1 million in the 2001 first quarter. The higher interest expense principally reflects the capitalization of approximately $0.2 million of interest in the 2001 first quarter as compared to substantially no interest capitalized in the 2002 first quarter. This reflects the higher level of construction activity that took place in the 2001 first quarter. Additionally, the 2001 first quarter had a lower amount of borrowings outstanding due to a portion of the proceeds received in that quarter from the sale of the SSCs being used to reduce outstanding borrowings.

     In the 2002 first quarter, the effective rate for Griffin's income tax benefit was 32% as compared to an effective tax provision rate of 40% in the 2001 first quarter. The lower effective rate in the current year principally reflects the effect of state taxes.

     Griffin's equity loss related to its investment in Centaur was $0.4 million in the 2002 first quarter as compared to an equity loss of $0.1 million in the 2001 first quarter. The lower equity results reflect lower revenue and lower operating results at Centaur's magazine publishing business, attributed principally to a weakened economy in the United Kingdom.

Liquidity  and  Capital  Resources

     In  the  2002  first  quarter,  cash  used in operating activities was $4.7 million as compared to $4.6 million used in operating activities in the 2001 first quarter. Investing activities provided cash of $15.2 million in the 2001 first quarter as compared to a cash usage of $0.8 million in the 2002 first quarter. The 2001 first quarter included $18.4 million provided by the proceeds from the sale of the SSCs, partially offset by investments in real estate and fixed assets. Additions to real estate held for sale or lease were $0.3 million in the 2002 first quarter as compared to $2.9 million in the 2001 first quarter. The higher level of construction activity in the 2001 first quarter included a 165,000 square foot building in Griffin Center in Windsor, Connecticut and a 40,000 square foot building in Griffin Center South in Bloomfield, Connecticut. Both of these buildings were completed in the 2001 second quarter and are now leased. Capital expenditures of $0.5 million in the 2002 first quarter were principally for the ongoing expansion of Imperial's farming operation in northern Florida.

     On February 8, 2002, Griffin entered into a new $19.4 million revolving credit agreement (the "2002 Credit Agreement") with Fleet National Bank ("Fleet"). The initial borrowing of $5.0 million under the 2002 Credit Agreement was used to repay the amount then outstanding under a Bridge Loan, to repay a mortgage on one of Griffin's commercial buildings and for certain expenses related to the 2002 Credit Agreement. There was $7.0 million outstanding on the 2002 Credit Agreement at the end of the 2002 first quarter. The 2002 Credit Agreement has a three year term and is collateralized by certain of Griffin's real estate assets.

     In fiscal 2002, Griffin Land expects to complete the interior of its new 57,000 square foot industrial building in the New England Tradeport. The shell of this building was built on speculation last year, and a lease for the entire building was recently completed. Additional development in the New England Tradeport is anticipated for later this year. Griffin Land also expects to start construction, in the near future, on a new 50,000 square foot office building in Griffin Center. This new building will be built on speculation. Griffin Land also has an agreement for the sale of the remaining development rights at its Walden Woods residential development in Windsor, Connecticut. The completion of the sale is subject to the purchaser receiving approval from the town's commissions for their development plans and, based on such plans, we expect to generate approximately $3.0 million in proceeds. Approvals from the town's commission on wetlands was recently obtained, but a suit has been filed challenging that approval.

     Griffin recently received an unfavorable court ruling on one of its suits related to its proposed residential development in Simsbury, Connecticut. The ruling upheld the denial by one of Simsbury's land use commissions of Griffin's application for a wetlands activity permit in connection with its proposed residential development in Simsbury. Griffin is evaluating the implications of this decision, and will proceed with the other litigation related to its development plans in Simsbury. Griffin intends to proceed with its other residential development plans on other of its land that are also appropriate for that use.

     Griffin's operating results and cash flows in fiscal 2002 may be adversely affected if drought conditions currently affecting the East Coast continue through the Spring, which could affect net sales at Imperial. Management believes that in the near term, based on the current level of operations and anticipated growth, borrowings under the 2002 Credit Agreement and cash generated from operations will be sufficient to finance Griffin's working capital requirements, expected capital expenditures of the landscape nursery business and development of its real estate assets. Over the intermediate and long term, additional mortgage placements or additional bank credit facilities may also be required to fund capital projects.

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

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, it necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $7.0 million of variable rate debt outstanding at March 2, 2002.

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

PART  II     OTHER  INFORMATION

Item  1.  Legal  Proceedings

     On March 27, 2002, the Superior Court of the Judicial District of Hartford (the "Court") dismissed Griffin's appeal of the decision by the Conservation Commission/Inland Wetlands and Watercourses Agency of Simsbury, Connecticut (the "Commission") to deny Griffin's application for a wetlands activity permit in connection with a proposed residential development in Simsbury. This appeal by Griffin of the Commission's denial of its application was one of several separate, but related, actions brought by Griffin to appeal the denials of Griffin's proposed residential development issued by Simsbury's land use commissions. Griffin is reviewing the Court's decision to determine an appropriate course of action regarding this decision. Griffin intends to continue with its other suits related to its proposed residential development in Simsbury.

Items  2  -  5  not  applicable

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits  -  none
(b) There were no reports filed on Form 8-K by the Registrant during the 2002 first quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GRIFFIN LAND & NURSERIES, INC.


                                                       /s/ Frederick M. Danziger
                              --------------------------------------------------
Date:  April  12,  2002                                  Frederick  M.  Danziger
                                           President and Chief Executive Officer





                                                           /s/ Anthony J. Galici
                          ------------------------------------------------------
Date:  April  12,  2002                                      Anthony  J.  Galici
                                         Vice President, Chief Financial Officer
                                                                   and Secretary