Form 10-Q
period 2002-06-01
GRIFFIN LAND & NURSERIES INC
filed 2002-07-15
CIK 1037390

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10Q
                                Quarterly Report
                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For  the  13  Weeks  Ended                                Commission  File  No
June  1,  2002                                                         0-29288


                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                            06-0868496
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


     Yes   X    No



         Number of shares of Common Stock outstanding at July 5, 2002: 4,864,916

                         GRIFFIN LAND & NURSERIES, INC.
                                    Form 10Q


PART  I    FINANCIAL  INFORMATION                                           Page


     Consolidated  Statement  of  Operations
     13  and  26  Weeks  Ended  June  1,  2002  and  June  2,  2001            3

     Consolidated  Balance  Sheet
     June  1,  2002  and  December  1,  2001                                   4

     Consolidated  Statement  of  Stockholders'  Equity
     26   Weeks Ended June 1, 2002 and June 2, 2001                            5

     Consolidated  Statement  of  Cash  Flows
     26  Weeks  Ended  June  1,  2002  and  June  2,  2001                     6

     Notes  to  Consolidated  Financial  Statements                            7

     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations                       15

     Quantitative  and  Qualitative  Disclosures  About  Market  Risk         20


PART  II    OTHER  INFORMATION                                                21



SIGNATURES                                                                    22


PART  I
Item  1.  Financial  Statements

                                    Griffin Land & Nurseries, Inc.
                                Consolidated Statement of Operations
                            (dollars in thousands, except per share data)
                                             (unaudited)

                                                  For the 13 Weeks Ended,    For the 26 Weeks Ended,
                                                  -----------------------    -----------------------
                                                      June 1,     June 2,        June 1,     June 2,
                                                         2002        2001           2002        2001
                                                     --------    --------       --------    --------
Net sales and other revenue                          $ 19,903    $ 16,808       $ 22,502    $ 20,755
Cost of goods sold                                     15,821      13,305         17,677      16,231
Selling, general and administrative expenses            2,246       2,524          4,160       5,966
                                                     --------    --------       --------    --------
Operating profit (loss)                                 1,836         979            665     (1,442)
Gain on sale of Sales and Service Centers                   -           -              -       9,469
Interest expense                                        (425)       (196)          (784)       (332)
Interest income                                             6          50             13         101
                                                     --------    --------       --------     -------
Income (loss) before income tax provision (benefit)     1,417         833          (106)       7,796
Income tax provision (benefit)                            454         329           (33)       3,079
                                                     --------    --------       --------    --------
Income (loss) before equity investment                    963         504           (73)       4,717
Income from equity investment                             666         215            237          71
                                                     --------    --------       --------    --------
Net income                                           $  1,629    $    719       $    164    $  4,788
                                                     ========    ========       ========    ========

Basic net income per common share                    $   0.33    $   0.15       $   0.03    $   0.98
                                                     ========    ========       ========    ========
Diluted net income per common share                  $   0.32    $   0.14       $   0.03    $   0.96
                                                     ========    ========       ========    ========

                           See Notes to Consolidated Financial Statements.


                          Griffin Land & Nurseries, Inc
                           Consolidated Balance Sheet
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                               June 1,   Dec. 1,
                                                                  2002      2001
                                                              --------  --------
ASSETS
Current Assets
Cash and cash equivalents                                   $      24  $      23
Accounts receivable, less allowance of $211 and $132           11,924      2,437
Inventories                                                    29,211     30,449
Deferred income taxes                                           1,908      1,788
Other current assets                                            1,629      2,667
                                                            ---------  ---------
Total current assets                                           44,696     37,364
Real estate held for sale or lease, net                        48,963     49,242
Investment in Centaur Communications, Ltd.                     17,249     17,012
Property and equipment, net                                    12,018     11,418
Other assets                                                    9,788      9,139
                                                            ---------  ---------
Total assets                                                $ 132,714  $ 124,175
                                                            =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities                    $   4,965  $   5,761
Long-term debt due within one year                                429        508
                                                            ---------  ---------
Total current liabilities                                       5,394      6,269
Long-term debt                                                 24,999     15,940
Deferred income taxes                                           1,544      1,457
Other noncurrent liabilities                                    3,693      3,593
                                                            ---------  ---------
Total liabilities                                              35,630     27,259
                                                            ---------  ---------
Commitments and contingencies
Common stock, par value $0.01 per share, 10,000,000 shares
   authorized, 4,864,916 shares issued and outstanding             49         49
Additional paid-in capital                                     93,588     93,584
Retained earnings                                               3,200      3,036
Accumulated other comprehensive income                            247        247
                                                            ---------  ---------
Total stockholders' equity                                     97,084     96,916
                                                            ---------  ---------
Total liabilities and stockholders' equity                  $ 132,714  $ 124,175
                                                            =========  =========

                 See Notes to Consolidated Financial Statements.


                                        Griffin Land & Nurseries, Inc.
                               Consolidated Statement of Stockholders' Equity
                                           (dollars in thousands)
                                                 (unaudited)

                                                                                 Accumulated
                               Shares of               Additional                      Other
                                  Common       Common     Paid-in   Retained   Comprehensive
                                   Stock        Stock     Capital   Earnings          Income      Total
                             -----------  -----------    --------  ---------  --------------  ---------

Balance at December 2, 2000    4,862,704  $        49    $ 93,584  $   1,899  $          186   $ 95,718

Net income                             -            -           -      4,788               -      4,788

Other comprehensive income             -            -           -          -              61         61
                             -----------  -----------    --------  ---------  --------------  ---------

Balance at June 2, 2001        4,862,704  $        49    $ 93,584  $   6,687  $          247  $ 100,567
                             ===========  ===========    ========  =========  ==============  =========


Balance at December 1, 2001    4,862,704  $        49    $ 93,584  $   3,036  $          247  $  96,916

Exercise of employee stock
    options                        2,212            -           4          -               -          4

Net income                             -            -           -        164               -        164
                             -----------  -----------    --------  ---------  --------------  ---------

Balance at June 1, 2002        4,864,916  $        49    $ 93,588  $   3,200  $          247  $  97,084
                             ===========  ===========    ========  =========  ==============  =========

                 See Notes to Consolidated Financial Statements.


                         Griffin Land & Nurseries, Inc.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                      For the 26 Weeks Ended,
                                                     ------------------------
                                                           June 1,    June 2,
Operating activities:                                         2002       2001
                                                           -------   --------
Net income                                                 $   164   $  4,788
Adjustments to reconcile net income to net cash used in
operating activities:
   Depreciation and amortization                             1,609      1,337
   Gain on sale of Sales and Service Centers                     -    (9,469)
   Income from equity investment                             (237)       (71)
Changes in assets and liabilities:
   Accounts receivable                                     (9,630)    (5,199)
   Inventories                                               1,238      (154)
   Other current assets                                        819        378
   Accounts payable and accrued liabilities                  (796)    (2,594)
   Income taxes payable                                          -      1,655
   Other, net                                                  121      (152)
                                                           -------   --------
Net cash used in operating activities                      (6,712)    (9,481)
                                                           -------   --------

Investing activities:
Additions to property and equipment                        (1,308)    (1,482)
Additions to real estate held for sale or lease              (755)    (6,670)
Proceeds from sale of Sales and Service Centers                  -     18,390
Additional investment in Linguaphone                         (145)          -
                                                           -------   --------
Net cash (used in) provided by investing activities        (2,208)     10,238
                                                           -------   --------

Financing activities:
Increase in debt                                             9,575     11,075
Payments of debt                                             (654)   (12,199)
                                                           -------   --------
Net cash provided by (used in) financing activities          8,921    (1,124)
                                                           -------   --------
Net increase (decrease) in cash and cash equivalents             1      (367)
Cash and cash equivalents at beginning of period                23      1,126
                                                           -------   --------
Cash and cash equivalents at end of period                 $    24   $    759
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

     In Griffin's Form 10-K for the fiscal year ended December 1, 2001, Griffin reported that it had restated its equity share in Centaur's results for the thirteen and twenty-six weeks ended June 2, 2001. The effect of the restatement was to decrease Griffin's equity results from Centaur and net income for the thirteen and twenty-six weeks ended June 2, 2001 by $33 and $330, respectively. There was no change to basic and diluted net income per share for the thirteen weeks ended June 2, 2001. Basic and diluted net income per share for the twenty-six weeks ended June 2, 2001 were decreased by $0.07 and $0.06, respectively. The restated results for the thirteen and twenty-six weeks ended June 2, 2001 are reflected herein.

     The results of operations for the twenty-six weeks ended June 1, 2002, are not necessarily indicative of the results to be expected for the full year.

     Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.     Recent  Accounting  Pronouncements

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. Griffin's results from its equity investment in Centaur Communications, Ltd. ("Centaur") for the twenty-six weeks ended June 1, 2002 and the twenty-six weeks ended June 2, 2001 would have increased approximately $0.3 million due to the elimination of goodwill amortization. SFAS No. 142 will be effective for Griffin in fiscal 2003.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This new pronouncement addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for Griffin in fiscal 2003. At this time, management believes that this new standard will not have an impact on Griffin's financial statements.

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

3.     Sale  of  Sales  and  Service  Centers

     On January 26, 2001, Imperial completed the sale of all of the assets of its seven wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. ("Shemin"). Shemin also assumed certain liabilities related to the SSCs. The SSCs sold a wide variety of plant material and horticultural tools and products to the landscape trade. A portion of the products sold by the SSCs were grown by Imperial's farming operations. Imperial's only continuing involvement in Shemin is an approximately 13.8% ownership interest in Shemin's parent company (see below) and a three year supply agreement pursuant to which Shemin is obligated to purchase Imperial grown product for the SSCs. The net book value of the assets sold and liabilities assumed by Shemin was $13.5 million. Prior to the sale of the SSCs in fiscal 2001, the net sales of the SSCs were $1.9 million and the SSCs incurred an operating loss, before Imperial's central overhead expenses, of $0.8 million through the date of the sale. Imperial continues in the landscape nursery business with its container growing operations in Connecticut and northern Florida.

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

     The sale of the SSCs reflected the disposition of the following assets and liabilities by Imperial:

     Accounts receivable      $  1,407
     Inventories                 4,453
     Other current assets        1,037
     Fixed assets, net           7,393
     Other assets                  161
                              --------
                                14,451
     Accounts payable and
       accrued liabilities       (719)
     Capital leases              (271)
                              --------
     Net assets disposed      $ 13,461
                              ========

     The following unaudited Pro Forma Condensed Consolidated Statement of Operations for the twenty-six weeks ended June 2, 2001 include pro forma adjustments to reflect the sale of the SSCs as if it had taken place at the beginning of fiscal year 2001. Such adjustments include the elimination of sales, cost of sales and direct operating expenses of the SSCs, the elimination of salaries and benefits of employees terminated as a result of the sale of the SSCs, the inclusion of sales from Imperial's growing operations to the SSCs acquired by Shemin, the effect of the net cash proceeds on Griffin's interest expense and interest income, and adjustment to Griffin's income tax provision.

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

      Pro Forma Condensed Consolidated Statement of Operations (Unaudited)

                                                            For the 26
                                                           Weeks Ended
                                                          June 2, 2001
                                                          ------------
Net sales and other revenue                                   $ 18,872
Cost of goods sold                                              14,800
Selling, general and administrative expenses                     4,652
                                                              --------
Operating loss                                                   (580)
Gain on sale of Sales and Service Centers                        9,469
Interest expense, net                                             (71)
                                                              --------
Income before income tax provision                               8,818
Income tax provision                                             3,483
                                                              --------
Income before equity investment                                  5,335
Income from equity investment                                       71
                                                              --------
Net income                                                    $  5,406
                                                              ========

Basic net income per share                                    $   1.11
                                                              ========

Diluted net income per share                                  $   1.08
                                                              ========

4.     Industry  Segment  Information

     Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

                                                         For the 13 Weeks Ended,    For the 26 Weeks Ended,
                                                       -------------------------  -------------------------
                                                            June 1,      June 2,      June 1,       June 2,
Net sales and other revenue                                    2002         2001         2002          2001
                                                          ---------    ---------    ---------     ---------
Landscape nursery product sales                           $  17,463    $  14,658    $  18,193     $  17,064
Real estate sales and rental revenue                          2,440        2,150        4,309         3,691
                                                          ---------    ---------    ---------     ---------
                                                          $  19,903    $  16,808    $  22,502     $  20,755
                                                          =========    =========    =========     =========
Operating profit (loss)
Landscape nursery                                         $   1,787    $   1,143    $     827     $   (742)
Real estate                                                     434          199          652            48
                                                          ---------    ---------    ---------     ---------
Industry segment totals                                       2,221        1,342        1,479         (694)
Gain on sale of Sales and Service Centers                         -            -            -         9,469
General corporate expense                                     (385)        (363)        (814)         (748)
Interest expense, net                                         (419)        (146)        (771)         (231)
                                                          ---------    ---------    ---------     ---------
Income (loss) before income taxes                         $   1,417    $     833    $   (106)     $   7,796
                                                          =========    =========    =========     =========


                                                            June 1,      Dec. 1,
                                                               2002         2001
Identifiable assets                                       ---------    ---------
Landscape nursery                                         $  57,384    $  48,908
Real estate                                                  55,231       55,746
                                                          ---------    ---------
Industry segment totals                                     112,615      104,654
General corporate (consists primarily of investments)        20,099       19,521
                                                          ---------    ---------
                                                          $ 132,714    $ 124,175
                                                          =========    =========

5.     Equity  Investment  in  Centaur

     Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur under the equity method of accounting for investments. Centaur reports on a June 30 fiscal year. The unaudited summarized financial data of Centaur presented below was derived from consolidated financial information of Centaur for the six month periods ended May 31, 2002 and May 31, 2001. Griffin's equity income from Centaur for each of the twenty-six weeks ended June 1, 2002 and June 2, 2001 includes $288 for amortization of the excess cost of Griffin's investment over the book value of its equity in Centaur (representing publishing rights and goodwill). Griffin's equity income from Centaur also reflects adjustments necessary to present Centaur's results for the six month periods in accordance with generally accepted accounting principles in the United States of America.

     In Griffin's Form 10-K for the fiscal year ended December 1, 2001, Griffin reported that it had restated its equity share in Centaur's results for the thirteen and twenty-six weeks ended June 2, 2001. The effect of the restatement was to decrease Griffin's equity income from Centaur and net income for the thirteen and twenty-six weeks ended June 2, 2001 by $33 and $330, respectively. The restated results are reflected herein.

                                                              Six Months Ended,
                                                             -------------------
                                                              May 31,    May 31,
                                                                 2002       2001
                                                             --------   --------
Net sales                                                    $ 47,706   $ 50,935
Costs and expenses                                             44,841     45,864
                                                             --------   --------
Operating profit                                                2,865      5,071
Nonoperating expenses                                           1,072      3,525
                                                             --------   --------
Pretax income                                                   1,793      1,546
Income tax provision                                              310        532
                                                             --------   --------
Net income                                                   $  1,483   $  1,014
                                                             ========   ========

                                                                     As of,
                                                              ------------------
                                                              May 31,   Nov. 30,
                                                                 2002       2001
                                                              -------  ---------
Current assets                                               $ 20,510   $ 23,701
Intangible assets                                              18,537     19,157
Other noncurrent assets                                        12,067     11,691
                                                             --------   --------
Total assets                                                 $ 51,114   $ 54,549
                                                             ========   ========

Current liabilities                                          $ 24,874   $ 31,864
Debt                                                           22,720     20,803
Other noncurrent liabilities                                    3,195      3,135
                                                             --------   --------
Total liabilities                                              50,789     55,802
Retained earnings (deficit)                                       325    (1,253)
                                                             --------   --------
Total liabilities and retained earnings (deficit)            $ 51,114   $ 54,549
                                                             ========   ========

6.     Long-Term  Debt

     Long-term  debt  includes:

                            June 1,     Dec. 1,
                               2002        2001
                            -------     -------
Mortgages                  $ 14,258    $ 14,779
Credit Agreement             10,575           -
Bridge Loan                       -       1,000
Capital leases                  595         669
                           --------    --------
Total                        25,428      16,448
Less: due within one year       429         508
                           --------    --------
Total long-term debt       $ 24,999    $ 15,940
                           ========    ========

     On February 8, 2002, Griffin entered into a $19.4 million revolving credit agreement (the "2002 Credit Agreement") with Fleet National Bank ("Fleet"). The initial borrowings under the 2002 Credit Agreement were used to repay the amount then outstanding ($4.5 million) under Griffin's bridge loan, to repay a mortgage of $0.4 million on one of Griffin's commercial buildings and for certain expenses related to the 2002 Credit Agreement. The 2002 Credit Agreement is being used to finance working capital requirements at Griffin's landscape nursery and real estate businesses and for investment in Griffin's real estate assets. Borrowings under the 2002 Credit Agreement may be, at Griffin's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at Fleet's prime rate plus a margin of 0.5% per annum. Borrowings of one month and longer bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of 2.5% per annum. The margins can be reduced if Griffin achieves certain debt service coverage ratios (as defined). At June 1, 2002, the amount outstanding under the 2002 Credit
Agreement had a weighted average interest rate of 4.43%. There are no compensating balance requirements and Griffin pays a commitment fee of 0.25% per annum on unused borrowing capacity. The 2002 Credit Agreement is secured by certain of Griffin's real estate assets and includes financial covenants with respect to Griffin's fixed charge coverage (as defined), net worth and leverage.

     On June 26, 2002, Griffin entered into a commitment with a lender for a mortgage of two of Griffin's commercial properties. The commitment reflects a $7.7 million mortgage with an interest rate of 7% and a term of fifteen years, with payments based on a twenty-five year amortization schedule. The closing of this transaction is expected to take place in the third quarter and is subject to completion of a definitive mortgage agreement. One of the properties to be included in this proposed mortgage is currently included as collateral under the 2002 Credit Agreement. As a result of obtaining permanent financing on that building under this proposed mortgage, the 2002 Credit Agreement will be reduced to $14.1 million.

7.     Stock  Options

     Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan") is summarized as follows:

                                                   Number of     Weighted Avg.
                                                      Shares    Exercise Price
                                                  ----------    --------------
        Outstanding at December 1, 2001              629,307           $ 12.18
        Exercised after December 1, 2001             (2,212)              1.79
        Issued after December 1, 2001                 32,983             15.26
                                                     -------           -------
        Outstanding at June 1, 2002                  660,078           $ 12.37
                                                     =======           =======

        Number of option holders at June 1, 2002         29
                                                        ====

                                                                        Weighted Avg.
                                                                            Remaining
                                   Outstanding at    Weighted Avg.   Contractual Life
        Range of Exercise Prices     June 1, 2002   Exercise Price         (in years)
--------------------------------   --------------  ---------------   ----------------
        Under $3.00                        32,223          $  1.75                2.0
        $3.00-$11.00                      100,172             7.52                3.7
        Over $11.00                       527,683            13.94                6.5
                                          -------
                                          660,078
                                          =======

     At June 1, 2002, there were vested options exercisable for 350,728 shares outstanding under the Griffin Stock Option Plan with a weighted average price of $11.10 per share.

8.     Per  Share  Results

     Basic  and  diluted  per  share  results  were  based  on  the  following:


                                                                For the 13 Weeks Ended,   For the 26 Weeks Ended,
                                                                -----------------------   -----------------------
                                                                   June 1,      June 2,      June 1,      June 2,
                                                                      2002         2001         2002         2001
                                                                ----------   ----------   ----------   ----------
Net income as reported for computation of basic                 $    1,629   $      719   $      164   $    4,788
    per share results
Adjustment to net income for assumed exercise
    of options of equity investee (Centaur)                           (56)         (27)         (36)         (24)
                                                                ----------   ----------   ----------   ----------
Net income as reported for computation of diluted
    per share results                                           $    1,573   $      692   $      128   $    4,764
                                                                ==========   ==========   ==========   ==========

Weighted average shares outstanding for computation
    of basic per share results                                   4,865,000    4,863,000    4,864,000    4,863,000
Incremental shares from assumed exercise of Griffin
    stock options                                                  126,000      171,000      110,000      109,000
                                                                ----------   ----------   ----------   ----------
Adjusted weighted average shares for computation of
    diluted per share results                                    4,991,000    5,034,000    4,974,000    4,972,000
                                                                ==========   ==========   ==========   ==========

9.     Supplemental  Financial  Statement  Information

     Inventories

     Inventories  consist  of:

                                                         June 1,      Dec. 1,
                                                            2002         2001
                                                        --------     --------
          Nursery stock                                 $ 27,193     $ 29,514
          Materials and supplies                           2,018          935
                                                        --------     --------
                                                        $ 29,211     $ 30,449
                                                        ========     ========

     Property  and  Equipment

     Property  and  equipment  consists  of:


                                         Estimated       June 1,      Dec. 1,
                                       Useful Lives         2002         2001
                                      --------------   ---------     --------
          Land and improvements                         $  4,425     $  4,175
          Buildings                   10 to 40 years       2,967        2,960
          Machinery and equipment     3 to 20 years       15,498       15,093
                                                        --------     --------
                                                          22,890       22,228
          Accumulated depreciation                      (10,872)     (10,810)
                                                        --------     --------
                                                        $ 12,018     $ 11,418
                                                        ========     ========

     Griffin incurred capital lease obligations of $59 and $350, respectively, in the twenty-six weeks ended June 1, 2002 and June 2, 2001.

     Real  Estate  Held  for  Sale  or  Lease

     Real  estate  held  for  sale  or  lease  consists  of:

                                                                           June 1, 2002
                                                                 -------------------------------
                                                     Estimated     Held for    Held for
                                                   Useful Lives      Sale       Lease      Total
                                                  -------------  ----------  ----------  -------
                       Land                                      $  1,332    $  3,097   $  4,429
                       Land improvements              15 years          -       3,978      3,978
                       Buildings                      40 years          -      41,070     41,070
                       Development costs                            5,973       4,893     10,866
                                                                 --------    --------   --------
                                                                    7,305      53,038     60,343
                       Accumulated depreciation                         -    (11,380)   (11,380)
                                                                 --------    --------   --------
                                                                 $  7,305    $ 41,658   $ 48,963
                                                                 ========    ========   ========

                                                                        December 1, 2001
                                                                 -------------------------------
                                                     Estimated     Held for    Held for
                                                   Useful Lives      Sale       Lease      Total
                                                  -------------  ----------  ----------  -------
                       Land                                      $  1,342    $  3,097   $  4,439
                       Land improvements             15 years           -       3,948      3,948
                       Buildings                     40 years           -      40,613     40,613
                       Development costs                            5,991       4,744     10,735
                                                                 --------    --------   --------
                                                                    7,333      52,402     59,735
                       Accumulated depreciation                         -    (10,493)   (10,493)
                                                                 --------    --------   --------
                                                                 $  7,333    $ 41,909   $ 49,242
                                                                 ========    ========   ========

     Related  Party  Transaction

     In the thirteen weeks ended June 1, 2002, Griffin Land completed a land sale to an officer of Imperial. Management believes that the sale price of approximately $90 was at fair market value. Proceeds to Griffin Land were in the form of a note which bears interest at 6% and matures in 2009. The note receivable is included in other assets. The gain on the sale is being recognized under the installment method.

     Income  Taxes

     Griffin's effective rate for the income tax benefit in the twenty-six weeks ended June 1, 2002 is approximately 31%, reflecting a 34% benefit at the federal statutory rate partially offset by the effect of state and local taxes.

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
                         Griffin Land & Nurseries, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Overview

     The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). Griffin also has an equity investment in Centaur Communications, Ltd. ("Centaur"), a magazine publishing business based in the United Kingdom. On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. and its parent company, Shemin Acquisition Corporation. Imperial has continued in the landscape nursery business with its container growing operations in Connecticut and northern Florida. Griffin's statement of operations for the twenty-six weeks ended June 2, 2001 includes the results of the SSCs through the sale.

     In Griffin's Form 10-K for the fiscal year ended December 1, 2001, Griffin reported that it had restated its equity share in Centaur's income for the thirteen and twenty-six weeks ended June 2, 2001. The effect of the restatement for the thirteen weeks ended June 2, 2001 was to decrease Griffin's equity income from Centaur and net income by $33,000 with no change in basic and diluted net income per share. The effect of the restatement for the twenty-six weeks ended June 2, 2001 was to decrease Griffin's equity income from Centaur and net income by $330,000, and decrease basic and diluted net income per share by $0.07 and $0.06, respectively. The restated results for the thirteen and twenty-six weeks ended June 2, 2001 are reflected herein.

Results  of  Operations

     Thirteen Weeks Ended June 1, 2002 Compared to the Thirteen Weeks Ended June 1, 2001

     Griffin's net sales and other revenue increased by $3.1 million from $16.8 million in the thirteen weeks ended June 2, 2001 (the "2001 second quarter") to $19.9 million in the thirteen weeks ended June 1, 2002 (the "2002 second quarter"). The higher net sales and other revenue principally reflects an increase in net sales and other revenue at Imperial from $14.7 million in the 2001 second quarter to $17.5 million in the 2002 second quarter. The increase of $2.8 million in net sales and other revenue at Imperial principally reflects an increase in the number of larger plants being sold, thereby generating a higher average unit selling price in the 2002 second quarter as compared to the 2001 second quarter. Sales unit volume was substantially unchanged in the 2002 second quarter as compared to the 2001 second quarter. The increase in the number of larger sized plants sold reflects changes in Imperial's product mix, intended to improve Imperial's return on assets, that have been made over the past several years. These changes included changes in the relative quantities of products being grown and increasing the number of larger plants being grown, particularly in Imperial's northern Florida facility. Management believes that the sales growth in the 2002 second quarter at Imperial was hampered by unfavorable weather conditions this Spring in some of Imperial's markets, including drought conditions in the Mid-Atlantic area and excessive rain and cold in the Midwest.

     Net sales and other revenue at Griffin Land increased by $0.3 million from $2.1 million in the 2001 second quarter to $2.4 million in the 2002 second quarter. This increase reflects higher revenue from Griffin Land's leasing operations. The increased revenue from leasing operations reflects rental revenue received for the entire 2002 second quarter from leases that started during the 2001 second quarter, therefore, revenue for an entire quarter was received in 2002 as compared to a partial quarter in the 2001 second quarter.

     Griffin's operating profit increased from $1.0 million in the 2001 second quarter to $1.8 million in the 2002 second quarter. The higher operating profit principally reflects an increase in Imperial's operating profit from $1.1 million in the 2001 second quarter to $1.8 million in the 2002 second quarter. The increase in Imperial's operating profit reflects an increase of $0.6 million in gross profit from $2.5 million in the 2001 second quarter to $3.1 million in the 2002 second quarter, reflecting the higher net sales and an increase in gross margins on sales from 16.8% in the 2001 second quarter to 17.8% in the 2002 second quarter. The gross margin improvement is attributed to overall lower production costs reflecting the benefit of leveraging certain overhead costs as a result of increasing the number of units and the average size of units being grown for sales in future periods. The increase in Imperial's operating profit would have been larger than that reported for the 2002 second quarter, however, Imperial's results were negatively effected by a charge of $0.4 million for inventory losses due principally to disease issues in propagation and the development of some of the plants of certain varieties. Selling, general and administrative expenses at Imperial were $1.3 million in both the 2002 and 2001 second quarters, but as a percentage of net sales they were 7.6% in the 2002 second quarter as compared to 9.0% in the 2001 second quarter.

     Operating profit at Griffin Land increased from $0.2 million in the 2001 second quarter to $0.4 million in the 2002 second quarter. The higher operating profit is due principally to higher profit on land sales in the 2002 second quarter as compared to the 2001 second quarter and higher profit from leasing operations. Operating profit, before depreciation, from Griffin Land's commercial properties was $1.3 million in the 2002 second quarter as compared to $1.1 million in the 2001 second quarter. Higher profit from land sales in the 2002 second quarter reflected parcels sold in the 2002 second quarter having a lower cost basis then those land parcels sold in the 2001 second quarter. The higher profit from leasing operations and property sales was partially offset by higher depreciation expense reflecting a full quarter of depreciation expense in the current year on buildings placed in service in the 2001 second quarter as compared to depreciation expense for a partial period in the 2001 second quarter. Selling, general and administrative expenses at Griffin Land were $0.5 million in both the 2002 and 2001 second quarters.

     Griffin's interest expense increased from $0.2 million in the 2001 second quarter to $0.4 million in the 2002 second quarter. The increase reflects the higher debt in the current year's quarter and the capitalization of $0.1 million of interest in the 2001 second quarter. The higher amount of debt currently outstanding principally reflects Griffin's borrowings over the past year to fund development of Griffin Land's real estate assets and finance Imperial's capital expenditures.

     Griffin's equity income from Centaur increased from $0.2 million in the 2001 second quarter to $0.7 million in the 2002 second quarter. The higher equity income reflects the inclusion in the 2001 second quarter of expenses related to a proposed stock offering or sale that did not take place. Griffin's allocable share of those expenses was $0.6 million in the 2001 second quarter. Excluding the effect of those one-time charges, Griffin's equity income reflects lower operating results at Centaur which has been negatively impacted by the slowdown in the British economy. As a result, advertising revenue in Centaur's publishing business has declined from the previous year.

     Twenty-Six Weeks Ended June 1, 2002 Compared to the Twenty-Six Weeks Ended June 2, 2001

     Griffin's net sales and other revenue increased by $1.7 million from $20.8 million in the twenty-six weeks ended June 2, 2001 (the "2001 six month period") to $22.5 million in the twenty-six weeks ended June 1, 2002 (the "2002 six month period"). The higher net sales and other revenue principally reflects an increase in net sales and other revenue at Imperial from $17.1 million in the 2001 six month period to $18.2 million in the 2002 six month period. Imperial's net sales in the 2001 six month period included $1.9 million of net sales and other revenue of the SSCs prior to their sale in the 2001 first quarter.
Excluding the effect of the net sales and other revenue from the SSCs, Imperial's net sales and other revenue increased $3.0 million, or 20%, in the 2002 six month period as compared to the 2001 six month period. This increase was due to the sale of larger plants as a result of changes in Imperial's product mix as noted above in the discussion of Griffin's second quarter results. Management believes that the sales growth at Imperial was hampered by unfavorable weather conditions this Spring in some of Imperial's markets, including drought conditions in the Mid-Atlantic area and excessive rain and cold in the Midwest.

     Net sales and other revenue at Griffin Land increased from $3.7 million in the 2001 six month period to $4.3 million in the 2002 six month period. The higher net sales and other revenue in the 2002 six month period at Griffin Land reflects higher rental revenue from Griffin Land's buildings, reflecting both leases on new buildings and new leases on previously vacant spaces in existing buildings that came on line in the 2001 second quarter, and therefore, were included in only part of the 2001 six month period as compared to being included in the entire 2002 six month period. Currently, including the joint venture in which Griffin has a 30% share, Griffin has 963,000 square feet for lease with occupancy of 90%.

     Griffin's operating results increased from an operating loss of $1.4 million in the 2001 six month period, which included an operating loss of $0.8 million from Imperial's SSCs prior to their sale, to an operating profit of $0.7 million in the 2002 six month period. Excluding the effect of the operating loss incurred by the SSCs in the 2001 six month period, Griffin's operating results increased by $1.3 million in the 2002 six month period as compared to the 2001 six month period. The higher operating results reflect increased operating profit at both Imperial and Griffin Land.

     Operating results at Imperial increased from an operating profit of $0.1 million in the 2001 six month period (excluding the operating loss of $0.8 million from the SSCs prior to their sale) to an operating profit of $0.8 million in the 2002 six month period. The increase in Imperial's operating results reflects an increase in gross profit from $2.5 million in the 2001 six month period (excluding gross profit from the SSCs prior to their sale) to $3.2 million in the 2002 six month period. The higher gross profit reflects the increase in net sales and the effect of higher gross margins on sales, which increased from 16.4% in the 2001 six month period to 17.5% in the 2002 six month period. The factors that increased the gross profit and gross margins in the 2002 six month period are the same as those for the 2002 second quarter results described above. Selling, general and administrative expenses at Imperial were $2.4 million in both the 2002 and 2001 six month periods (excluding the selling, general and administrative expenses of the SSCs in the 2001 six month period), but as a percentage of net sales they were 13.0% in the 2002 six month period as compared to 16.1% in the 2001 six month period.

     Operating results at Griffin Land increased from substantially break even results in the 2001 six month period to an operating profit of $0.7 million in the 2002 six month period. The increase in operating profit reflects both increased profit from Griffin Land's rental properties and increased profit from land sales. Operating profit, before depreciation, from Griffin Land's leasing activities increased from $1.9 million in the 2001 six month period to $2.5 million in the 2002 six month period, reflecting the increase in rental revenue for the 2002 six month period. Profit from land sales increased by $0.1 million in the 2002 six month period as compared to the 2001 six month period. Although revenue from property sales was lower in the 2002 six month period as compared to the 2001 six month period, the land sold in the current year had a lower cost basis and therefore generated higher profit. Griffin Land's selling, general and administrative expenses in the 2002 six month period were $0.9 million as compared to $1.1 million in the 2001 six month period. The lower expenses reflected inclusion of severance expenses in the 2001 six month period and temporary lower headcount for part of the 2002 six month period. The lower selling, general and administrative expenses were more than offset by an increase of $0.3 million in depreciation expense in the 2002 six month period due to depreciation on buildings in service for part of the 2001 six month period being in service for the entire 2002 six month period.

     Griffin's interest expense increased from $0.3 million in the 2001 six month period to $0.8 million in the 2002 six month period. The higher interest expense reflects Griffin's higher debt in the 2002 six month period as compared to the prior year's six month period and $0.3 million of interest capitalized in the 2001 six month period as compared to a minimal amount of interest capitalized in the 2002 six month period. The higher debt in the current year reflects borrowing by Griffin to fund development of its real estate assets and capital expenditures to expand Imperial's operations.

     Griffin's equity income from Centaur increased from $0.1 million in the 2001 six month period to $0.2 million in the 2002 six month period. The increase reflects the effect of one time expenses, of which Griffin's allocable share was $0.6 million, incurred by Centaur in the 2001 six month period, substantially offset by lower results from Centaur's operations in the current year. The lower results at Centaur reflect the weakened British economy.

Liquidity  and  Capital  Resources

     In the 2002 six month period, cash used in operating activities was $6.7 million as compared to $9.5 million used in operating activities in the 2001 six month period. The lower use of cash in the current year principally reflects the higher operating profit at Griffin's businesses in the current year.

     In the 2002 six month period, cash used in investing activities was $2.2 million as compared to cash of $10.2 million provided by investing activities in the 2001 six month period, which included net proceeds of $18.4 million from the sale of Imperial's SSCs in that period. Additions to Griffin Land's real estate assets were $0.8 million in the 2002 six month period as compared to $6.7 million in the 2001 six month period. The higher amount of additions to real estate assets in the 2001 six month period reflects construction of a 165,000 square foot building in Griffin Center in Windsor, Connecticut and a 40,000 square foot building in Griffin Center South in Bloomfield, Connecticut, in that period. Both of these buildings were completed in the 2001 six month period and are now leased. In the 2002 six month period, cash used for additions to Griffin Land's real estate assets included the build out of the interior of its new 57,000 square foot building in the New England Tradeport in Windsor, Connecticut. The shell of that building was built on speculation in the second half of last year. The tenant work for that building, started as a result of entering into a lease for the entirety of that building, is expected to be completed in the 2002 third quarter. Griffin anticipates additional new construction in the New England Tradeport to start in the latter part of this year. This new construction will also be done on speculation. Capital expenditures of $1.3 million in the 2002 six month period and $1.5 million in the 2001 six month period were principally for the ongoing expansion of Imperial's farming operation in northern Florida.

     In the 2002 six month period, cash provided by financing activities was $8.9 million as compared to cash of $1.1 million used in financing activities in the 2001 six month period. The cash used in financing activities in the 2001 six month period reflected the repayment of debt from the proceeds generated from the sale of the SSCs in that period. Cash provided by financing activities in the 2002 six month period principally reflects borrowings made under Griffin's $19.4 million revolving credit agreement (the "2002 Credit Agreement") with Fleet National Bank ("Fleet") which was completed on February 8, 2002. The 2002 Credit Agreement has a three year term and is collateralized by certain of Griffin's real estate assets. The initial borrowing under the 2002 Credit Agreement was used to repay the amount then outstanding under Griffin's bridge loan, to repay a mortgage on one of Griffin's commercial buildings and for certain expenses related to the 2002 Credit Agreement. Subsequent borrowings were used to finance Griffin's seasonal working capital requirements, particularly those at Imperial. There was $10.6 million outstanding on the 2002 Credit Agreement at the end of the 2002 six month period.

     In the 2002 six month period, Griffin started construction on the shell of a 50,000 square foot office building in Griffin Center. This building is being built on speculation with most of the expenditures, estimated to be approximately $3.2 million, to be incurred in the second half of this year.

     On June 26, 2002, Griffin received a commitment from a lender for a mortgage on two of its commercial buildings. The commitment reflects a mortgage of $7.7 million at an interest rate of 7% and a fifteen year term with payments based on a twenty-five year amortization period. The closing of this transaction is expected to take place in the third quarter and is subject to completing a definitive mortgage agreement with the lender. One of the properties to be included in this mortgage is currently included as collateral under the 2002 Credit Agreement. As a result of obtaining the permanent financing on this building under the proposed mortgage, the 2002 Credit Agreement will be reduced to $14.1 million.

     In the 2002 six month period, Griffin received an unfavorable court ruling on one of its suits related to its proposed residential development in Simsbury, Connecticut. The ruling upheld the denial by one of Simsbury's land use commissions of Griffin's application for a wetlands activity permit in connection with its proposed residential development in Simsbury. Griffin is appealing that decision and is proceeding with the other litigation related to its development plans in Simsbury. Griffin Land also has an agreement for the sale of the remaining development rights at its Walden Woods residential development in Windsor, Connecticut. The completion of that sale is subject to the purchaser receiving approval from the town's commissions for their development plans and, based on such plans, proceeds from that sale are expected to be approximately $3.0 million. Approvals from the town's commission on wetlands was recently obtained, but a suit was filed challenging that approval. Completion of this transaction is not expected to take place this year. Griffin intends to proceed with its other residential development plans on other of its lands that are also appropriate for that use.

     Management believes that in the near term, based on the current level of operations and anticipated growth, borrowings under the 2002 Credit Agreement, its anticipated mortgage placement and cash generated from operations will be sufficient to finance Griffin's working capital requirements, expected capital expenditures of the landscape nursery business and development of its real estate assets. Over the intermediate and long term, additional mortgage placements or additional bank credit facilities are expected to be required to fund capital projects.

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

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $10.6 million of variable rate debt outstanding at June 1, 2002.

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



PART  II     OTHER  INFORMATION

Item  1.  Legal  Proceedings

     On March 27, 2002, the Superior Court of the Judicial District of Hartford (the "Court") dismissed Griffin's appeal of the decision by the Conservation Commission/Inland Wetlands and Watercourses Agency of Simsbury, Connecticut (the "Commission") to deny Griffin's application for a wetlands activity permit in connection with a proposed residential development in Simsbury. This appeal by Griffin of the Commission's denial of its application is one of several separate, but related, actions brought by Griffin to appeal the denials of Griffin's proposed residential development issued by Simsbury's land use commissions. The Connecticut Apellate Court has granted Griffin permission to appeal the Superior Court's ruling, and Griffin intends to continue with its other suits related to its proposed residential development in Simsbury.

Items  2  and  3  are  not  applicable

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     (a)  Annual  Meeting  of  Stockholders:  May  14,  2002

     (b)  The  following  were  elected  as  Directors at the Annual Meeting:

     (c)(i)    1)  Mr.  Winston J. Churchill, Jr. was elected a Director for
                   2002 with 4,434,872 votes in favor, 7,454 withheld, and 422,590 not voting.
               2) Mr. Edgar M. Cullman was elected a Director for 2002 with 4,431,807 votes in favor, 10,519 withheld, and 422,590 not voting.
               3) Mr. Frederick M. Danziger was elected a Director for 2002 with 4,248,252 votes in favor, 194,074 withheld, and 422,590 not voting.
               4)  Mr.  John  L.  Ernst  was elected a Director for 2002 with
                   4,439,098 votes in favor, 3,228 withheld, and 422,590 not voting.
               5) Mr. Thomas C. Israel was elected a Director for 2002 with 4,434,872 votes in favor, 7,454 withheld, and 422,590 not voting.
               6) Mr. David F. Stein was elected a Director for 2002 with 4,434,682 votes in favor, 7,644 withheld, and 422,590 not voting.

        (ii) The authorization of the selection of PricewaterhouseCoopers LLP as independent accountants for 2002 was approved with 4,434,814 votes in favor, 6,239 opposed, and 423,863 not voting.

Item  5  is  not  applicable

Item  6.     Exhibits  and  Reports  on  Form  8-K

        (a)  Exhibits  -  none
        (b) There were no reports filed on Form 8-K by the Registrant during the 2002 second quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GRIFFIN LAND & NURSERIES, INC.


                                                       /s/ Frederick M. Danziger
                                                  ------------------------------
Date:  July 15, 2002                                     Frederick  M.  Danziger
                                           President and Chief Executive Officer





                                                           /s/ Anthony J. Galici
                                                           ---------------------
Date:  July 15, 2002                                         Anthony  J.  Galici
                                         Vice President, Chief Financial Officer
                                                                   and Secretary