Form 10-Q
period 2002-08-31
GRIFFIN LAND & NURSERIES INC
filed 2002-10-11
CIK 1037390

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q
                                Quarterly Report
                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the 13 Weeks Ended                                 Commission File No.
August 31, 2002                                                    0-29288


                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                        06-0868496
(state or other jurisdiction of incorporation               (IRS  Employer
or organization)                                   Identification  Number)

One Rockefeller Plaza, New York, New  York                         10020
(Address of principal executive offices)                        (Zip Code)



Registrant's Telephone Number including Area Code          (212)  218-7910


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



      Number of shares of Common Stock outstanding at October 1, 2002: 4,864,916



                         GRIFFIN LAND & NURSERIES, INC.
                                    Form 10-Q


PART  I     FINANCIAL  INFORMATION                                          Page


     Consolidated  Statement  of  Operations
     13  and  39  Weeks  Ended  August  31,  2002  and  September  1, 2001     3

     Consolidated  Balance  Sheet
     August  31,  2002  and  December  1,  2001                                4

     Consolidated  Statement  of  Stockholders'  Equity
     39  Weeks  Ended  August  31,  2002  and  September  1,  2001             5

     Consolidated  Statement  of  Cash  Flows
     39  Weeks  Ended  August  31,  2002  and  September  1,  2001             6

     Notes  to  Consolidated  Financial  Statements                            7

     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations                       16

     Quantitative  and  Qualitative  Disclosures  About  Market  Risk         21


PART  II      OTHER  INFORMATION                                              22


SIGNATURES                                                                    23

CERTIFICATIONS                                                                24



PART  I
Item  1.  Financial  Statements

                         Griffin Land & Nurseries, Inc.
                      Consolidated Statement of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                    For the 13 Weeks Ended,  For the 39 Weeks Ended,
                                                   ------------------------  -----------------------
                                                       Aug. 31,    Sept. 1,    Aug. 31,     Sept. 1,
                                                           2002        2001        2002         2001
                                                      ----------  ----------  ----------  ----------
Net sales and other revenue                           $   5,973   $   6,453   $  28,475   $  27,208
Cost of goods sold                                        5,719       4,895      23,396      21,126
Selling, general and administrative expenses              2,048       2,308       6,208       8,274
                                                      ----------  ----------  ----------  ----------
Operating loss                                           (1,794)       (750)     (1,129)     (2,192)
Gain on sale of Sales and Service Centers                     -           -           -       9,469
Interest expense                                           (405)       (311)     (1,189)       (643)
Interest income                                               6          37          19         138
                                                      ----------  ----------  ----------  ----------
(Loss) income before income tax (benefit) provision      (2,193)     (1,024)     (2,299)      6,772
Income tax (benefit) provision                             (795)       (404)       (828)      2,675
                                                      ----------  ----------  ----------  ----------
(Loss) income before equity investment                   (1,398)       (620)     (1,471)      4,097
Income (loss) from equity investment                      2,897        (669)      3,134        (598)
                                                      ----------  ----------  ----------  ----------
Net income (loss)                                     $   1,499   $  (1,289)  $   1,663   $   3,499
                                                      ==========  ==========  ==========  ==========

Basic net income (loss) per common share              $    0.31   $   (0.27)  $    0.34   $    0.72
                                                      ==========  ==========  ==========  ==========

Diluted net income (loss) per common share            $    0.26   $   (0.27)  $    0.29   $    0.70
                                                      ==========  ==========  ==========  ==========

                 See Notes to Consolidated Financial Statements.


                          Griffin Land & Nurseries, Inc
                           Consolidated Balance Sheet
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                              Aug. 31,    Dec. 1,
                                                                  2002       2001
                                                            -----------  --------
ASSETS
Current Assets
Cash and cash equivalents                                  $       24   $      23
Accounts receivable, less allowance of $188 and $132            4,506       2,437
Inventories                                                    29,955      30,449
Deferred income taxes                                           1,778       1,788
Other current assets                                            4,128       2,667
                                                           -----------  ---------
Total current assets                                           40,391      37,364
Real estate held for sale or lease, net                        49,606      49,242
Investment in Centaur Communications, Ltd.                     19,660      17,012
Property and equipment, net                                    12,017      11,418
Other assets                                                    9,928       9,139
                                                           -----------  ---------
Total assets                                               $  131,602   $ 124,175
                                                           ===========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities                   $    4,949   $   5,761
Long-term debt due within one year                                425         508
                                                           -----------  ---------
Total current liabilities                                       5,374       6,269
Long-term debt                                                 23,027      15,940
Deferred income taxes                                           1,426       1,457
Other noncurrent liabilities                                    3,678       3,593
                                                           -----------  ---------
Total liabilities                                              33,505      27,259
                                                           -----------  ---------
Commitments and contingencies
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 4,864,916 shares issued and outstanding                49          49
Additional paid-in capital                                     93,588      93,584
Retained earnings                                               4,699       3,036
Accumulated other comprehensive (loss) income                    (239)        247
                                                           -----------  ---------
Total stockholders' equity                                     98,097      96,916
                                                           -----------  ---------
Total liabilities and stockholders' equity                 $  131,602   $ 124,175
                                                           ===========  =========

                 See Notes to Consolidated Financial Statements.


                         Griffin Land & Nurseries, Inc.
                 Consolidated Statement of Stockholders' Equity
                             (dollars in thousands)
                                   (unaudited)

                                                                              Accumulated
                              Shares of            Additional                       Other
                                 Common   Common      Paid-in   Retained    Comprehensive
                                  Stock    Stock      Capital   Earnings    Income (Loss)     Total
                              ---------  -------  -----------  ---------  ---------------  --------

Balance at December 2, 2000   4,862,704  $    49  $    93,584  $   1,899  $          186   $ 95,718

Net income                            -        -            -      3,499               -      3,499

Other comprehensive income            -        -            -          -              61         61
                              ---------  -------  -----------  ---------  ---------------  --------

Balance at September 1, 2001  4,862,704  $    49  $    93,584  $   5,398  $          247   $ 99,278
                              =========  =======  ===========  =========  ===============  ========


Balance at December 1, 2001   4,862,704  $    49  $    93,584  $   3,036  $          247   $ 96,916

Exercise of employee stock
    options                       2,212        -            4          -               -          4

Net income                            -        -            -      1,663               -      1,663

Other comprehensive loss              -        -            -          -            (486)     (486)
                              ---------  -------  -----------  ---------  ---------------  --------

Balance at August 31, 2002    4,864,916  $    49  $    93,588  $   4,699  $         (239)  $ 98,097
                              =========  =======  ===========  =========  ===============  ========

                 See Notes to Consolidated Financial Statements.


                         Griffin Land & Nurseries, Inc.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                        For the 39 Weeks Ended,
                                                        -----------------------
                                                          Aug. 31,     Sept. 1,
Operating activities:                                         2002         2001
                                                         ----------  ----------
Net income                                               $   1,663   $    3,499
Adjustments to reconcile net income to net cash used in
operating activities:
   Depreciation and amortization                             2,434        2,026
   Gain on sale of Sales and Service Centers                     -      (9,469)
   (Income) loss from equity investment                     (3,134)         598
Changes in assets and liabilities:
   Accounts receivable                                      (2,189)        (77)
   Inventories                                                 494        (919)
   Other current assets                                     (1,794)       (669)
   Accounts payable and accrued liabilities                   (812)     (3,523)
   Income taxes payable                                          -          626
   Other, net                                                   49          819
                                                         ----------  ----------
Net cash used in operating activities                       (3,289)     (7,089)
                                                         ----------  ----------

Investing activities:
Additions to real estate held for sale or lease             (1,842)     (8,362)
Additions to property and equipment                         (1,660)     (2,017)
Proceeds from sale of Sales and Service Centers                  -       18,390
Additional investment in Linguaphone                          (145)           -
                                                         ----------  ----------
Net cash (used in) provided by investing activities         (3,647)       8,011
                                                         ----------  ----------

Financing activities:
Increase in debt                                             7,700       11,075
Payments of debt                                              (763)    (12,328)
                                                         ----------  ----------
Net cash provided by (used in) financing activities          6,937      (1,253)
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents             1        (331)
Cash and cash equivalents at beginning of period                23        1,126
                                                         ----------  ----------
Cash and cash equivalents at end of period               $      24   $      795
                                                         ==========  ==========

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

     In Griffin's Form 10-K for the fiscal year ended December 1, 2001, Griffin reported that it had restated its equity share in the results of Centaur Communications, Ltd. ("Centaur") for the thirteen and thirty-nine weeks ended September 1, 2001. The effect of the restatement for the thirteen weeks ended September 1, 2001 was to increase Griffin's equity loss from Centaur and increase Griffin's net loss by $946 and increase Griffin's basic and diluted net loss per share by $0.20 each. The effect of the restatement for the thirty-nine weeks ended September 1, 2001 was to decrease Griffin's equity results of Centaur and decrease Griffin's net income by $1,276 and decrease Griffin's basic and diluted net income per common share by $0.26 each. The restated results for the thirteen and thirty-nine weeks ended September 1, 2001 are reflected herein.

     The results of operations for the thirty-nine weeks ended August 31, 2002, are not necessarily indicative of the results to be expected for the full year.

     Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.     Recent  Accounting  Pronouncements

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. Griffin's results from its equity investment in Centaur for the thirty-nine weeks ended August 31, 2002 and the thirty-nine weeks ended September 1, 2001 would have increased approximately $0.4 million due to the elimination of goodwill amortization. SFAS No. 142 will be effective for Griffin in fiscal 2003. At this time, management does not expect to incur a charge for the impairment of intangible assets upon adoption of SFAS No. 142, however Centaur recorded a goodwill impairment charge in the thirteen and thirty-nine weeks ended August 31, 2002 (see Note 5).

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

     The sale of the SSCs reflected the disposition of the following assets and liabilities by Imperial:


     Accounts receivable      $   1,407
     Inventories                  4,453
     Other current assets         1,037
     Fixed assets, net            7,393
     Other assets                   161
                            -----------
                                 14,451
     Accounts payable and
       accrued liabilities        (719)
     Capital leases               (271)
                             ----------
     Net assets disposed      $  13,461
                              =========

     The following unaudited Pro Forma Condensed Consolidated Statement of Operations for the thirty-nine weeks ended September 1, 2001 includes pro forma adjustments to reflect the sale of the SSCs as if it had taken place at the beginning of fiscal year 2001. Such adjustments include the elimination of sales, cost of sales and direct operating expenses of the SSCs, the elimination of salaries and benefits of employees terminated as a result of the sale of the SSCs, the inclusion of sales from Imperial's growing operations to the SSCs acquired by Shemin, the effect of the net cash proceeds on Griffin's interest expense and interest income, and adjustment to Griffin's income tax provision.

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

      Pro Forma Condensed Consolidated Statement of Operations (Unaudited)

                                                                For the 39
                                                               Weeks Ended
                                                             Sept. 1, 2001
                                                             -------------
    Net sales and other revenue                                 $  25,325
    Cost of goods sold                                             19,695
    Selling, general and administrative expenses                    6,960
                                                                ----------
    Operating loss                                                 (1,330)
    Gain on sale of Sales and Service Centers                       9,469
    Interest expense, net                                            (345)
                                                                ----------
    Income before income tax provision                              7,794
    Income tax provision                                            3,079
                                                                ----------
    Income before equity investment                                 4,715
    Income from equity investment                                    (598)
                                                                ----------
    Net income                                                  $   4,117
                                                                ==========

    Basic net income per common share                           $    0.85
                                                                ==========

    Diluted net income per common share                         $    0.82
                                                                ==========

4.     Industry Segment Information

     Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.


                                                     For the 13 Weeks Ended,  For the 39 Weeks Ended,
                                                     -----------------------  -----------------------
                                                         Aug. 31,    Sept. 1,    Aug. 31,    Sept. 1,
Net sales and other revenue                                  2002        2001        2002        2001
                                                       ----------  ----------  ----------  ----------
Landscape nursery product sales                        $   3,842   $   3,689   $  22,035   $  20,753
Real estate sales and rental revenue                       2,131       2,764       6,440       6,455
                                                       ----------  ----------  ----------  ----------
                                                       $   5,973   $   6,453   $  28,475   $  27,208
                                                       ==========  ==========  ==========  ==========
Operating profit (loss)
Landscape nursery                                      $  (1,616)  $  (1,331)  $    (789)  $  (2,073)
Real estate                                                  181         972         833       1,020
                                                       ----------  ----------  ----------  ----------
Industry segment totals                                   (1,435)       (359)         44      (1,053)
Gain on sale of Sales and Service Centers                      -           -           -       9,469
General corporate expense                                   (359)       (391)     (1,173)     (1,139)
Interest expense, net                                       (399)       (274)     (1,170)       (505)
                                                       ----------  ----------  ----------  ----------
(Loss) income before income taxes                      $  (2,193)  $  (1,024)  $  (2,299)  $   6,772
                                                       ==========  ==========  ==========  ==========

                                                                                 Aug. 31,     Dec. 1,
Identifiable assets                                                                  2002        2001
                                                                               ----------  ----------
Landscape nursery                                                              $  50,567   $  48,908
Real estate                                                                       57,745      55,746
                                                                               ----------  ----------
Industry segment totals                                                          108,312     104,654
General corporate (consists primarily of investments)                             23,290      19,521
                                                                               ----------  ----------
                                                                               $ 131,602   $ 124,175
                                                                               ==========  ==========

5.     Equity Investment in Centaur

     Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur under the equity method of accounting for investments. Centaur reports on a June 30 fiscal year. The unaudited summarized financial data of Centaur presented below was derived from consolidated financial information of Centaur for the nine month periods ended August 31, 2002 and August 31, 2001. Griffin's equity income from Centaur for each of the thirty-nine weeks ended August 31, 2002 and September 1, 2001 includes $432 for amortization of the excess cost of Griffin's investment over the book value of its equity in Centaur (representing publishing rights and goodwill). Griffin's equity income from Centaur also reflects adjustments necessary to present Centaur's results for the nine month periods in accordance with generally accepted accounting principles in the United States of America.

     In Griffin's Form 10-K for the fiscal year ended December 1, 2001, Griffin reported that it had restated its equity share in Centaur's results. The effect of the restatement for the thirteen weeks ended September 1, 2001 was to increase Griffin's equity loss from Centaur and increase Griffin's net loss by $946. The effect of the restatement for the thirty-nine weeks ended September 1, 2001 was to decrease Griffin's equity results from Centaur and decrease Griffin's net income by $1,276. The restated results are reflected herein.

                                                            Nine Months Ended,
                                                            ------------------
                                                           Aug. 31,   Aug. 31,
                                                               2002       2001
                                                           ---------  --------
Net sales                                                  $ 68,061   $74,118
Costs and expenses                                           81,457    71,257
                                                           ---------  --------
Operating (loss) profit                                     (13,396)    2,861
Nonoperating expenses                                        (2,082)   (1,269)
                                                           ---------  --------
Pretax (loss) income                                        (15,478)    1,592
Income tax (benefit) provision                               (1,833)    1,765
                                                           ---------  --------
Loss from continuing operations                             (13,645)     (173)
                                                           ---------  --------
Discontinued operations:
   Income (loss) from discontinued operations, net of tax         45      (292)
   Gain on sale of discontinued operation, net of tax        23,736         -
                                                           ---------  --------
Total income (loss) from discontinued operations              23,781      (292)
                                                           ---------  --------
Net income (loss)                                          $ 10,136   $  (465)
                                                           =========  ========

                                                                 As of,
                                                          --------------------
                                                           Aug. 31,   Nov. 30,
                                                               2002       2001
                                                          ---------  ---------
Current assets                                            $ 21,112    $23,701
Intangible assets                                            5,278     19,157
Other noncurrent assets                                     11,327     11,691
                                                          ---------  ---------
Total assets                                              $ 37,717   $ 54,549
                                                          =========  =========

Current liabilities                                       $ 23,905   $ 31,594
Debt                                                         2,310     20,803
Other noncurrent liabilities                                 2,935      3,135
                                                          ---------  ---------
Total liabilities                                           29,150     55,532
Retained earnings (deficit)                                  8,567       (983)
                                                          ---------  ---------
Total liabilities and retained earnings (deficit)         $ 37,717   $ 54,549
                                                          =========  =========

     In August, Centaur completed the sale of its Lawtel operation that provides on-line legal information. Griffin did not receive any cash from the sale as Centaur used the proceeds to pay down debt. Griffin's allocable portion of the gain was $8.4 million, and is included in Griffin's equity income from Centaur in the thirteen and thirty-nine weeks ended August 31, 2002. Lawtel is accounted for as a discontinued operation in Centaur's summarized operating results presented above.

     Also included in Griffin's equity results from Centaur in the thirteen and thirty-nine weeks ended August 31, 2002 was a charge for goodwill impairment at Centaur of which Griffin's allocable share of this charge was $5.0 million. Centaur's income tax benefit from continuing operations in the thirteen and thirty-nine weeks ended August 31, 2002 includes the effect of a reduction of a valuation allowance on certain deferred tax assets related to prior years operating losses of a subsidiary of Centaur. Griffin's allocable share of this item was $0.7 million. The income tax (benefit) provision of Centaur reflects the nondeductability of certain expenses under tax laws in the United Kingdom.

6.     Long-Term Debt

     Long-term debt includes:

                            Aug. 31,   Dec. 1,
                                2002      2001
                            --------  --------
Mortgages                   $ 14,208  $ 14,779
Credit Agreement               8,700         -
Bridge Loan                        -     1,000
Capital leases                   544       669
                            --------  --------
Total                         23,452    16,448
Less: due within one year        425       508
                            --------  --------
Total long-term debt        $ 23,027  $ 15,940
                            ========  ========

     On February 8, 2002, Griffin entered into a $19.4 million revolving credit agreement, as amended (the "2002 Credit Agreement"), with Fleet National Bank ("Fleet"). The amount available for borrowing under the 2002 Credit Agreement has been reduced to $14.1 million as described below. The initial borrowings under the 2002 Credit Agreement were used to repay the amount then outstanding ($4.5 million) under Griffin's bridge loan, to repay a mortgage of $0.4 million on one of Griffin's commercial buildings and for certain expenses related to the 2002 Credit Agreement. The 2002 Credit Agreement is being used to finance working capital requirements at Griffin's landscape nursery and real estate businesses and for investment in Griffin's real estate assets. Borrowings under the 2002 Credit Agreement may be, at Griffin's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at Fleet's prime rate plus a margin of 0.5% per annum. Borrowings of one month and longer bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of 2.5% per annum. The margins can be reduced if Griffin achieves certain debt service coverage ratios (as defined). At August 31, 2002, the amount outstanding under the 2002 Credit Agreement had a weighted average interest rate of 4.35%. There are no compensating balance requirements and Griffin pays a commitment fee of 0.25% per annum on unused borrowing capacity. The 2002 Credit Agreement is secured by certain of Griffin's real estate assets and includes financial covenants with respect to Griffin's fixed charge coverage (as defined), net worth and leverage. As of August 31, 2002, Griffin was in default under the fixed charge coverage ratio of the 2002 Credit Agreement. The 2002 Credit Agreement was amended to adjust the fixed charge coverage ratio, and after giving effect to the amendment, Griffin is no longer in default.

     On September 17, 2002, a subsidiary of Griffin completed a $7.7 million nonrecourse mortgage of two commercial properties. Proceeds of the mortgage were used to reduce the amount outstanding under the 2002 Credit Agreement. The mortgage has an interest rate of 7.0% and a term of fifteen years, with payments based on a twenty-five year amortization period. The total book value at August 31, 2002 of the properties under this new mortgage was $7.8 million. One of the properties included in this mortgage was previously included as collateral under the 2002 Credit Agreement. As a result of removing that property from the collateral of the 2002 Credit Agreement, the commitment under the 2002 Credit Agreement was reduced to $14.1 million.

     At August 31, 2002, and December 1, 2001, the fair value of Griffin's mortgages was $15.8 million. Fair value was based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral. Management believes that because of variable interest rates, the amount included on Griffin's balance sheet at August 31, 2002 for the 2002 Credit Agreement reflects its fair value.

7.     Stock Options

     Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan") is summarized as follows:

                                                          Number of     Weighted Avg.
                                                             Shares    Exercise Price
                                                     ---------------  ---------------
        Outstanding at December 1, 2001                     629,307   $         12.18
        Exercised after December 1, 2001                     (2,212)             1.79
        Issued after December 1, 2001                        32,983             15.26
                                                     ---------------  ---------------
        Outstanding at August 31, 2002                      660,078   $         12.37
                                                     ===============  ===============

        Number of option holders at August 31, 2002              29
                                                                ====

                                                                                           Weighted Avg.
                                                                                               Remaining
                                                     Outstanding at     Weighted Avg.   Contractual Life
        Range of Exercise Prices                      Aug. 31, 2002    Exercise Price         (in years)
       -------------------------                     ---------------  ---------------  -----------------
        Under $3.00                                          32,223   $          1.75                1.7
        $3.00-$11.00                                        100,172              7.52                3.5
        Over $11.00                                         527,683             13.94                6.2
                                                     ---------------
                                                            660,078
                                                     ===============

     At August 31, 2002, there were outstanding vested options exercisable for 413,230 shares under the Griffin Stock Option Plan with a weighted average exercise price of $11.64 per share. Subsequent to August 31, 2002, the termination of employment of one option holder resulted in the cancellation of 4,000 options, 500 of which were vested.


8.     Per Share Results

     Basic and diluted per share results were based on the following:

                                                               For the 13 Weeks Ended,   For the 39 Weeks Ended,
                                                               -----------------------   -----------------------
                                                                 Aug. 31,     Sept. 1,     Aug. 31,     Sept. 1,
                                                                     2002         2001         2002         2001
                                                               -----------  -----------  -----------  ----------
Net income (loss) as reported for computation of basic         $    1,499   $   (1,289)  $    1,663   $    3,499
    per share results
Adjustment to net income (loss) for assumed exercise
    of options of equity investee (Centaur)                          (195)           -         (232)           -
                                                               -----------  -----------  -----------  ----------
Net income (loss) as reported for computation of
    diluted per share results                                  $    1,304   $   (1,289)  $    1,431   $    3,499
                                                               ===========  ===========  ===========  ==========

Weighted average shares outstanding for computation
   of basic per share results                                   4,865,000    4,863,000    4,864,000    4,863,000
Incremental shares from assumed exercise of Griffin
    stock options                                                 101,000            -      107,000      132,000
                                                               -----------  -----------  -----------  ----------
Adjusted weighted average shares for computation of
    diluted per share results                                   4,966,000    4,863,000    4,971,000    4,995,000
                                                               ===========  ===========  ===========  ==========

9.     Supplemental Financial Statement Information

     Other Comprehensive (Loss) Income

     The Statement of Stockholders' Equity for the thirty-nine weeks ended August 31, 2002 and the thirty-nine weeks ended September 1, 2001 includes other comprehensive (loss) income of ($486) and $61, respectively. The other comprehensive (loss) income reported in these periods reflects translation adjustments related to Griffin's equity investment in Centaur.

     Inventories

     Inventories consist of:

                                                                              Aug. 31,  Dec. 1,
                                                                                  2002     2001
                                                                               -------  -------
                      Nursery stock                                          $ 28,695  $ 29,514
                      Materials and supplies                                    1,260       935
                                                                             --------  --------
                                                                             $ 29,955  $ 30,449
                                                                             ========  ========

     Property and Equipment

     Property and equipment consist of:

                                                  Estimated                Aug. 31,     Dec. 1,
                                                 Useful Lives                  2002       2001
                                                --------------             ---------  ---------
                      Land and improvements                                $  4,508   $  4,175
                      Buildings                 10 to 40 years                2,952      2,960
                      Machinery and equipment    3 to 20 years               14,645     15,093
                                                                           ---------  ---------
                                                                             22,105     22,228
                      Accumulated depreciation                              (10,088)   (10,810)
                                                                           ---------  ---------
                                                                           $ 12,017   $ 11,418
                                                                           =========  =========

     Griffin incurred capital lease obligations of $67 and $377, respectively, in the thirty-nine weeks ended August 31, 2002 and September 1, 2001.

     Real Estate Held for Sale or Lease

     Real estate held for sale or lease consists of:

                                                                       August 31, 2002
                                                               --------------------------------
                                                  Estimated     Held for   Held for
                                                 Useful Lives     Sale       Lease       Total
                                                 ------------  ---------  ----------  ---------
                       Land                                    $   1,332  $   3,097   $  4,429
                       Land improvements             15 years          -      3,978      3,978
                       Buildings                     40 years          -     41,324     41,324
                       Development costs                           6,037      5,662     11,699
                                                               ---------  ----------  ---------
                                                                   7,369     54,061     61,430
                       Accumulated depreciation                        -    (11,824)   (11,824)
                                                               ---------  ----------  ---------
                                                               $   7,369  $  42,237   $ 49,606
                                                               =========  ==========  =========


                                                                       December 1, 2001
                                                               --------------------------------
                                                  Estimated     Held for   Held for
                                                 Useful Lives     Sale       Lease       Total
                                                 ------------  ---------  ----------  ---------
                       Land                                    $   1,342  $   3,097   $  4,439
                       Land improvements             15 years          -      3,948      3,948
                       Buildings                     40 years          -     40,613     40,613
                       Development costs                           5,991      4,744     10,735
                                                               ---------  ----------  ---------
                                                                   7,333     52,402     59,735
                       Accumulated depreciation                        -    (10,493)   (10,493)
                                                               ---------  ----------  ---------
                                                               $   7,333  $  41,909   $ 49,242
                                                               =========  ==========  =========

     Related Party Transaction

     In the second quarter ended June 1, 2002, Griffin Land completed a land sale to an officer of Imperial. Management believes that the sale price of approximately $90 was at fair market value. Proceeds to Griffin Land were in the form of a note which bears interest at 6% and matures in 2009. The note receivable is included in other assets. The gain on the sale is being recognized under the installment method.


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


ITEM 2
                         Griffin Land & Nurseries, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Overview

     The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). Griffin also has an equity investment in Centaur Communications, Ltd. ("Centaur"), a magazine publishing business based in the United Kingdom. On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. and its parent company, Shemin Acquisition Corporation. Imperial has continued in the landscape nursery business with its container growing operations in Connecticut and northern Florida. Griffin's statement of operations for the thirty-nine weeks ended September 1, 2001 includes the results of the SSCs through the date of sale.

     In Griffin's Form 10-K for the fiscal year ended December 1, 2001, Griffin reported that it had restated its equity share in Centaur's results for the thirteen and thirty-nine weeks ended September 1, 2001. The effect of the restatement for the thirteen weeks ended September 1, 2001 was to increase Griffin's equity loss from Centaur and increase Griffin's net loss by $946,000, and increase Griffin's basic and diluted net loss per common share by $0.20 each. The effect of the restatement for the thirty-nine weeks ended September 1, 2001 was to decrease Griffin's equity results from Centaur and decrease Griffin's net income by $1,276,000, and decrease Griffin's basic and diluted net income per common share by $0.26 each. The restated results for the thirteen and thirty-nine weeks ended September 1, 2001 are reflected herein.

Results of Operations

     Thirteen Weeks Ended August 31, 2002 Compared to the Thirteen Weeks Ended September 1, 2001

     Griffin's net sales and other revenue decreased by $0.5 million from $6.5 million in the thirteen weeks ended September 1, 2001 (the "2001 third quarter") to $6.0 million in the thirteen weeks ended August 31, 2002 (the "2002 third quarter"). The lower net sales and other revenue reflects lower net sales and other revenue at Griffin Land, which had net sales and other revenue of $2.8 million in the 2001 third quarter as compared to net sales and other revenue of $2.1 million in the 2002 third quarter. The lower net sales and other revenue at Griffin Land in the 2002 third quarter principally reflects certain items, included in the 2001 third quarter, that did not take place in the current year. These items include $0.5 million received in connection with an agreement with a tenant to terminate early a lease on a 57,000 square foot building, $0.2 million from construction management fees and $0.1 million from sales of residential land. Partially offsetting the effect of these items was an increase of $0.1 million of lease revenue from Griffin Land's properties.

     Net sales and other revenue at Imperial increased from $3.7 million in the 2001 third quarter to $3.8 million in the 2002 third quarter. The increase in net sales reflects the sale of larger sized plants, which have a higher per unit sales price. The sales of larger sized plants more than offset the 15% decrease in unit sales volume for the 2002 third quarter as compared to the 2001 third quarter. The shift towards larger size plants reflects changes in Imperial's product mix made over the past several years.

     Griffin incurred an operating loss of $1.8 million in the 2002 third quarter as compared to an operating loss of $0.8 million in the 2001 third quarter. Griffin Land had an operating profit of $0.2 million in the 2002 third quarter as compared to an operating profit of $1.0 million in the 2001 third quarter. The decrease of $0.8 million in operating profit principally reflects the effect of the income of $0.5 million from the early lease termination and $0.2 million in construction management fees in the 2001 third quarter. Excluding those items, operating results at Griffin Land were substantially unchanged in the 2002 third quarter as compared to the 2001 third quarter. Operating profit, before depreciation, from Griffin Land's leasing activities was $1.3 million in the 2002 third quarter as compared to $1.4 million in the 2001 third quarter. The lower profit from leasing activities principally reflects slightly higher operating expenses for the properties. Griffin Land's selling, general and administrative expenses and depreciation expense were slightly lower in the 2002 third quarter as compared to the 2001 third quarter.

     Imperial incurred an operating loss of $1.6 million in the 2002 third quarter as compared to an operating loss of $1.3 million in the 2001 third quarter. The higher operating loss in the 2002 third quarter principally reflects an increase in the charge to cost of goods sold for unsaleable inventory, which was $0.9 million in the 2002 third quarter as compared to $0.6 million in the 2001 third quarter. The higher charge for unsaleable inventory reflects disease and other horticultural issues which resulted in certain plant varieties not maturing into saleable plants. Excluding the effect of the inventory charges in both the 2002 and 2001 third quarters, operating results at Imperial slightly increased in the 2002 third quarter as compared to the 2001 third quarter. Gross profit, excluding the charges for unsaleable inventory, decreased from $0.5 million in the 2001 third quarter to $0.4 million in the 2002 third quarter. Gross margin on sales, excluding the charges for unsaleable inventories, decreased from 12.8% in the 2001 third quarter to 11.4% in the 2002 third quarter. The lower gross profit was offset by lower selling, general and administrative expenses, which decreased from $1.2 million in the 2001 third quarter to $1.1 million in the 2002 third quarter. As a percentage of net sales, selling, general and administrative expenses were 32.8% of net sales in the 2001 third quarter as compared to 29.3% in the 2002 third quarter.

     Griffin's interest expense increased from $0.3 million in the 2001 third quarter to $0.4 million in the 2002 third quarter. The higher interest expense reflects interest on the borrowings under Griffin's Credit Agreement in the 2002 third quarter. There were no amounts outstanding under a revolving credit agreement in the 2001 third quarter because operations in that quarter were financed principally with cash generated from the sale of Imperial's SSCs in early 2001.

     Griffin's equity income from Centaur was $2.9 million in the 2002 third quarter as compared to an equity loss of $0.7 million in the 2001 third quarter. Equity income from Centaur in the 2002 third quarter includes a gain on the sale by Centaur of its Lawtel operation that provides on-line legal information services. Griffin's allocable share of that gain was $8.4 million. Partially offsetting that gain was a goodwill impairment charge at Centaur, of which Griffin's allocable share was $5.0 million. The 2002 third quarter results at Centaur also reflected the reversal of a valuation allowance on certain deferred tax assets, of which Griffin's allocable share was $0.7 million. Excluding these items, Centaur's operating results were slightly lower in the 2002 third quarter as compared to the 2001 third quarter due to lower advertising revenue of Centaur, principally attributed to a weaker economy in the United Kingdom.

     Thirty-Nine Weeks Ended August 31, 2002 Compared to the Thirty-Nine Weeks Ended September 1, 2001

     Griffin's net sales and other revenue increased by $1.3 million from $27.2 million in the thirty-nine weeks ended September 1, 2001 (the "2001 nine month period") to $28.5 million in the thirty-nine weeks ended August 31, 2002 (the "2002 nine month period"). The higher net sales and other revenue principally reflects an increase in net sales and other revenue at Imperial from $20.8 million in the 2001 nine month period to $22.0 million in the 2002 nine month period. The 2001 nine month period included net sales of $1.9 million from the SSCs prior to their sale by Imperial in January 2001. Excluding the SSC net sales, Imperial's net sales and other revenue increased $3.2 million, or 16.9%. The higher net sales and other revenue at Imperial is due principally to the sale of larger plants as a result of changes in Imperial's product mix that have been made over the past several years. Imperial's unit sales volume declined approximately 2.5% in the 2002 nine month period as compared to the 2001 nine month period. Management believes that Imperial's net sales in the 2002 nine month period were hampered by unfavorable weather conditions in Imperial's markets this past Spring, Imperial's peak selling season. Drought conditions in the Mid-Atlantic area and excessive rain and cold in the Midwest negatively affected Spring sales.

     Net sales and other revenue at Griffin Land was $6.4 million in the 2002 nine month period as compared to $6.5 million in the 2001 nine month period.
The net sales and other revenue of Griffin Land in the 2001 nine month period included $0.7 million from land sales, $0.5 million from the early termination of a lease and $0.3 million from construction management fees. In the 2002 nine month period, revenue from land sales was $0.4 million, and lease termination and construction management fees were less than $0.1 million combined. Offsetting the lower amount of other revenue in the 2002 nine month period was higher lease revenue from Griffin Land's properties, which increased from $5.0 million in the 2001 nine month period to $6.0 million in the 2002 nine month period. The increase reflects the effect of leases that came on line during the 2001 nine month period which were in place for the entire 2002 nine month period, and the net effect of new leases put in place in the 2002 nine month period, partially offset by leases that terminated. Currently, including as wholly owned the 160,000 square feet of the buildings held by a joint venture in which Griffin Land has a 30% interest, Griffin Land has approximately 963,000 square feet available for lease with an occupancy rate of 92%.

     Griffin's operating results improved from an operating loss of $2.2 million in the 2001 nine month period, which included an operating loss of $0.8 million from Imperial's SSCs prior to their sale, to an operating loss of $1.1 million in the 2002 nine month period. Excluding the effect of the SSC operating loss in the 2001 nine month period, Griffin's operating results increased by $0.3 million in the 2002 nine month period as compared to the 2001 nine month period.

     Operating results at Imperial improved from an operating loss of $1.3 million in the 2001 nine month period (excluding the SSC operating loss of $0.8 million) to an operating loss of $0.8 million in the 2002 nine month period.
The increase in Imperial's operating results reflects an increase in gross profit from $2.4 million in the 2001 nine month period (excluding gross profit from the SSCs) to $2.7 million in the 2002 nine month period. The gross profit in the 2002 nine month period includes a charge of $1.3 million for unsaleable inventory, as compared to a charge of $0.6 million for unsaleable inventory in the 2001 nine month period. Despite an increase in the charge for unsaleable inventory, the higher gross profit reflects the increase in net sales and the effect of a higher gross margin on sales, which increased from 15.7% in the 2001 nine month period to 18.2% in the 2002 nine month period. Selling, general and administrative expenses at Imperial were $3.5 million in the 2002 nine month period as compared to $3.6 million in the 2001 nine month period (excluding expenses of the SSCs), but as a percentage of net sales they were 15.8% in the 2002 nine month period as compared to 19.4% in the 2001 nine month period.

     Operating profit at Griffin Land decreased from $1.0 million in the 2001 nine month period to $0.8 million in the 2002 nine month period. The lower operating profit reflects the effect of the $0.5 million of income from the early lease termination in the 2001 nine month period, substantially offset by higher profit from leasing operations in the 2002 nine month period. Operating profit, before depreciation, from Griffin Land's leasing activities increased from $3.1 million in the 2001 nine month period to $3.7 million in the 2002 nine month period, reflecting the increase in rental revenue in the 2002 nine month period. Profit from land sales increased by $0.1 million in the 2002 nine month period as compared to the 2001 nine month period. Although revenue from property sales was lower in the 2002 nine month period as compared to the 2001 nine month period, the land sold in the current year had a lower cost basis and therefore generated higher profit. Griffin Land's selling, general and administrative expenses in the 2002 nine month period were $1.5 million as compared to $1.6 million in the 2001 nine month period. The lower expenses reflected inclusion of severance expenses in the 2001 nine month period and temporary lower headcount for part of the 2002 nine month period. The lower selling, general and administrative expenses were more than offset by an increase of $0.3 million in depreciation expense in the 2002 nine month period due to depreciation on buildings in service for part of the 2001 nine month period being in service for the entire 2002 nine month period.

     Griffin's interest expense increased from $0.6 million in the 2001 nine month period to $1.2 million in the 2002 nine month period. The higher interest expense reflects Griffin's higher debt in the 2002 nine month period as compared to the prior year's nine month period and $0.3 million of construction period interest capitalized in the 2001 nine month period as compared to a minimal amount of interest capitalized in the 2002 nine month period. The higher debt in the current year reflects borrowing by Griffin to fund development of its real estate assets and capital expenditures to expand Imperial's operations.

     Griffin's equity income from Centaur was $3.1 million in the 2002 nine month period as compared to an equity loss of $0.6 million in the 2001 nine month period. Equity income in the 2002 nine month period includes the gain at Centaur from the sale of Lawtel, of which Griffin's allocable share was $8.4 million. There was no cash received by Griffin from the sale as the proceeds were used by Centaur to pay down its debt. The gain from that sale was partially offset by a goodwill impairment charge at Centaur, of which Griffin's allocable share was $5.0 million. Equity income in the 2002 nine month period also includes the reversal of a valuation allowance on certain deferred tax assets at Centaur, of which Griffin's allocable share was $0.7 million. The equity loss reported in the 2001 nine month period included a charge, of which Griffin's allocable share was $0.6 million, for expenses related to a proposed stock offering or sale that did not take place. Excluding the effect of these items, Griffin's equity results from Centaur were lower in the 2002 nine month period due to lower revenue at Centaur.

Liquidity and Capital Resources

     In the 2002 nine month period, cash used in operating activities was $3.3 million as compared to $7.1 million of cash used in operating activities in the 2001 nine month period. The lower use of cash in the current year principally reflects favorable changes in working capital items and improved operating results at Griffin's businesses in the current year.

     In the 2002 nine month period, cash used in investing activities was $3.6 million as compared to cash of $8.0 million provided by investing activities in the 2001 nine month period, which included net proceeds of $18.4 million from the sale of Imperial's SSCs in that period. Additions to Griffin Land's real estate assets were $1.8 million in the 2002 nine month period as compared to $8.4 million in the 2001 nine month period. The higher amount of additions to real estate assets in the 2001 nine month period reflects construction of a 165,000 square foot building in Griffin Center in Windsor, Connecticut and a 40,000 square foot building in Griffin Center South in Bloomfield, Connecticut, in that period. Both of these buildings were completed in the 2001 nine month period and are now leased. In the 2002 nine month period, cash used for additions to Griffin Land's real estate assets included the start of work on the shell of a 50,000 square foot office building in Griffin Center and the build out of the interior of its new 57,000 square foot building in the New England Tradeport in Windsor, Connecticut. The shell of the new 50,000 square foot office building is expected to be completed and ready for tenant work in the 2002 fourth quarter, although none of this building has been leased yet. The shell of the 57,000 square foot building was built on speculation in the second half of last year. The tenant work for that building, started as a result of entering into a lease for the entirety of that building, was completed in the 2002 third quarter. Griffin Land anticipates that some preliminary site work for a new building in the New England Tradeport will start in the fourth quarter of this year, with the major portion of the construction to take place during the first half of next year. This new construction will also be done on speculation.

     Capital expenditures of $1.7 million in the 2002 nine month period and $2.0 million in the 2001 nine month period were principally for the ongoing expansion of Imperial's farming operation in northern Florida. Capital expenditures in the 2002 nine month period were financed from borrowings under the 2002 Credit
Agreement.   Over the past three years, Imperial has expanded and updated its facilities in Connecticut and northern Florida. Total costs of these projects is approximately $7.5 million, with most of the expansion expected to be completed by the end of the 2003 first quarter.

     In the 2002 nine month period, cash provided by financing activities was $6.9 million as compared to cash of $1.3 million used in financing activities in the 2001 nine month period. The cash used in financing activities in the 2001 nine month period reflected the repayment of debt from the proceeds generated from the sale of the SSCs in that period. Cash provided by financing activities in the 2002 nine month period principally reflects borrowings made under Griffin's $19.4 million revolving credit agreement, as amended (the "2002 Credit Agreement"), with Fleet National Bank ("Fleet") which was completed on February 8, 2002. The 2002 Credit Agreement has a three year term and is collateralized by certain of Griffin Land's real estate assets. The initial borrowing under the 2002 Credit Agreement was used to repay the amount then outstanding under Griffin's bridge loan, to repay a mortgage on one of Griffin's commercial buildings and for certain expenses related to the 2002 Credit Agreement. Subsequent borrowings were used to finance Griffin's seasonal working capital requirements, particularly those at Imperial. There was $8.7 million outstanding on the 2002 Credit Agreement at August 31, 2002.

     On September 17, 2002, a subsidiary of Griffin completed a $7.7 million nonrecourse mortgage of two commercial buildings. The mortgage has an interest rate of 7% and a fifteen year term with payments based on a twenty-five year amortization period. One of the properties included in this mortgage was previously included in the collateral for the 2002 Credit Agreement. As a result of removing that property from the collateral of the 2002 Credit Agreement, the commitment under the 2002 Credit Agreement was reduced to $14.1 million. Proceeds of the mortgage were used to reduce amounts outstanding under the 2002 Credit Agreement.

     On October 3, 2002, Griffin Land entered into a letter of intent to acquire, from USAA Real Estate Company ("USAA"), the 70% interest owned by USAA in two 80,000 square foot Class A office buildings in Griffin Center. Griffin Land currently holds the remaining 30% interest in those buildings. The purchase price for the 70% interest is approximately $8.7 million. Griffin Land is seeking to obtain mortgage financing on these buildings.

     Earlier this year, Griffin Land received an unfavorable court ruling on one of its suits related to its proposed residential development in Simsbury, Connecticut. The ruling upheld the denial by one of Simsbury's land use commissions of Griffin Land's application for a wetlands activity permit in connection with its proposed residential development. Griffin Land is appealing that decision and is proceeding with the other litigation related to its development plans in Simsbury. Griffin Land also has an agreement for the sale of the remaining development rights at its Walden Woods residential development in Windsor, Connecticut. The completion of that sale is subject to the purchaser receiving approval from the town's commissions for their development plans and, based on such plans, proceeds from that sale are expected to be approximately $3.0 million. Approvals from the town's commission on wetlands were obtained earlier in the year, but a suit was filed challenging that approval. Completion of this transaction will not take place this year. Griffin Land intends to proceed with its other residential development plans on other of its lands that are also appropriate for that use.

     Management believes that in the near term, based on the current level of operations and anticipated growth, borrowings under the 2002 Credit Agreement, mortgage financing and cash generated from operations will be sufficient to finance Griffin's working capital requirements, expected capital expenditures of the landscape nursery business and development of its real estate assets. Over the intermediate and long term, additional mortgage placements or additional bank credit facilities are expected to be required to fund capital projects.

Forward-Looking Information

     The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the expansion and improved return on assets of Imperial's operations, construction of additional facilities in the real estate business, obtaining mortgage financing for the purchase of the remaining 70% interest in two office buildings from USAA, completion of the sale of the development rights of Walden Woods and approval of other proposed residential subdivisions. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $8.7 million of variable rate debt outstanding at August 31, 2002.

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

ITEM 4.     CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this quarterly report, Griffin carried out an evaluation, under the supervision and with the participation of Griffin management, including Griffin's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Griffin's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation in timely alerting them to material information relating to Griffin required to be included in Griffin's periodic SEC filings.


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

Items 2 is not applicable

Item 3.  Defaults Upon Senior Securities

     (a) As of August 31, 2002, Griffin was in default under the fixed charge coverage ratio of its 2002 Credit Agreement with Fleet National Bank. The 2002 Credit Agreement has been amended and, after giving effect to the amendment, Griffin is no longer in default.

Items 4 and 5 are not applicable

Item 6.     Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 10.20 - Amendment Agreement dated as of August 31,
          2002 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002.

          Exhibit 10.21 - Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company.

          Exhibit 10.22 - Letter of Agreement between Griffin Land & Nurseries, Inc. and USAA Real Estate Company.

     (b) (1) On August 2, 2002, Griffin filed Form 8-K to announce Centaur's sale of its subsidiary that provides legal information services. See Note 5 to the consolidated financial statements.

          (2) On October 3, 2002, Griffin filed Form 8-K to announce the agreement to purchase the 70% interest in two office buildings in which Griffin currently holds the other 30% interest.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GRIFFIN LAND & NURSERIES, INC.


                                                       /s/ Frederick M. Danziger
                                           -------------------------------------
Date:  October 11, 2002                                    Frederick M. Danziger
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER





                                                           /s/ Anthony J. Galici
                                           -------------------------------------
Date:  October 11, 2002                                        Anthony J. Galici
                                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                   AND SECRETARY


                                 CERTIFICATIONS

Certification requirements set forth in Section 302 (a) of the Sarbanes-Oxley
Act.

I, Frederick M. Danziger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Griffin Land & Nurseries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 11, 2002
                                        /S/ Frederick M. Danziger
                                        ------------------------
                                        Frederick M. Danziger
                                        President and Chief Executive Officer


I, Anthony J. Galici, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Griffin Land & Nurseries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 11, 2002                 /S/ Anthony J. Galici
                                        ---------------------
                                        Anthony J. Galici
                                        Vice President, Chief Financial Officer
                                        and Secretary

EXHIBITS

Exhibit 10.20

                               AMENDMENT AGREEMENT
                               -------------------
     AMENDMENT AGREEMENT (this "Amendment Agreement") dated as of August 31, 2002 by and between Griffin Land & Nurseries, Inc. (the "Borrower") and Fleet National Bank (the "Bank"), amending a certain Credit Agreement dated as of February 8, 2002 between the Borrower and the Bank (the "Credit Agreement").

                               W I T N E S S E T H

     WHEREAS, pursuant to the terms of the Credit Agreement, the Bank has made and continues to make loans to the Borrower; and

     WHEREAS, the Borrower has requested, among other things, that the Bank amend certain terms and conditions of the Credit Agreement; and

     WHEREAS, the Bank is willing to amend certain terms and conditions of the Credit Agreement on the terms and conditions set forth herein.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     Sec. Definitions. Capitalized terms used herein without definition that are defined in the Credit Agreement shall have the same meanings herein as therein.

     Sec. Ratification of Existing Agreements. All of the Borrower's obligations and liabilities to the Bank as evidenced by or otherwise arising under the Credit Agreement, the Note and the other Loan Documents, except as otherwise expressly modified in this Amendment Agreement upon the terms set forth herein, are, by the Borrower's execution of this Amendment Agreement, ratified and confirmed in all respects. In addition, by the Borrower's execution of this Amendment Agreement, the Borrower represents and warrants that no counterclaim, right of set-off or defense of any kind exists or is outstanding as of the date hereof with respect to such obligations and liabilities.

     Sec. Representations and Warranties. The Borrower hereby represents and warrants to the Bank that all of the representations and warranties made by the Borrower and the Guarantors in the Credit Agreement, the Note and the other Loan Documents are true and correct on the date hereof as if made on and as of the date hereof, except to the extent that any of such representations and warranties expressly relate by their terms to a prior date and for matters previously disclosed to the Bank in writing.

     Sec. Conditions Precedent. The effectiveness of the amendments contemplated hereby shall be subject to the satisfaction on or before the date hereof of each of the following conditions precedent:

          Representations and Warranties. All of the representations and warranties made by the Borrower herein, whether directly or incorporated by reference, shall be true and correct on the date hereof, except as provided in Sec.3 hereof.

          Performance; No Event of Default. The Borrower shall have performed and complied in all material respects with all terms and conditions herein required to be performed or complied with by it prior to or at the time hereof, and there shall exist no Event of Default or condition which, with either or both the giving of notice of the lapse of time, would result in an Event of Default upon the execution and delivery of this Amendment Agreement after giving effect to the amendments to the Credit Agreement contained herein.

          Corporate Action. All requisite corporate action necessary for the valid execution, delivery and performance by the Borrower and the Guarantors of this Amendment Agreement and all other instruments and documents delivered by the Borrower and the Guarantors in connection therewith shall have been duly and effectively taken.

          Delivery. The parties hereto shall have executed and delivered this Amendment Agreement in form and substance satisfactory to the Bank.
     -

          Fees and Expenses. The Borrower shall have paid to the Bank all fees and expenses incurred by the Bank in connection with this Amendment Agreement, the Credit Agreement or the other Loan Documents on or prior to the date hereof.

     Sec. Amendments to the Credit Agreement.

               Amendments to Sec.1.

               The second sentence of the definition of the term "EBITDA" appearing in Section 1 of the Credit Agreement is hereby amended in its entirety to read as follows:

               "For the purpose of calculating the Fixed Charge Coverage Ratio only, (x) any operating income from any Real Estate owned by the Borrower or any of its Subsidiaries which is encumbered by a Non-Recourse Mortgage as to which no default exists at the time that the Fixed Charge Coverage Ratio is being determined and which is Cash Flow Positive for the fiscal period as to which the Fixed Charge Coverage Ratio is being determined shall be excluded from the calculation of "EBITDA" up to and including the amount necessary to satisfy the corresponding debt service for the relevant period in respect of the Indebtedness incurred by the Borrower or such Subsidiary which is secured by such Non-Recourse Mortgage (including all principal and interest) and (y) any write-off of inventory up to an amount equal to $400,000 for the fiscal quarter ending June 1, 2002 and up to an amount equal to $930,000 for the fiscal quarter ended August 31, 2002 shall be excluded from the calculation of "EBITDA" so long as the Occupancy Condition is being met.

               The following new definition is hereby added to Section 1 of the Credit Agreement to appear in the proper alphabetical order:

               "Occupancy Condition: The period during which the Real Estate that serves as the Collateral maintains an aggregate occupancy rate in respect of leases entered into at market rates with parties other than Borrower or any of its Subsidiaries (but including space occupied by the Borrower of not more than 4,548 square feet) of sixty-five percent (65%) or more calculated on the basis of square footage; provided, that for purposes of meeting the "Occupancy Condition" the lease with MKS Instruments shall be deemed to be occupied Real Estate unless such tenant fails to occupy such Real Estate on or before February 1, 2003."

     Sec. Additional Covenants. Without any prejudice or impairment whatsoever to any of the Bank's rights and remedies contained in the Credit Agreement and the covenants contained therein, the Note or in any of the other Loan Documents, the Borrower additionally covenants and agrees with the Bank that the Borrower shall comply and continue to comply with all of the terms, covenants and provisions contained in the Credit Agreement, the Note and the other Loan Documents, except as such terms, covenants and provisions are expressly modified by this Amendment Agreement upon the terms set forth herein. The Borrower expressly acknowledges and agrees that any failure by the Borrower to comply with the terms and conditions of this Sec.6 or any other provisions contained in this Amendment Agreement shall constitute an Event of Default under the Credit Agreement.

     Sec. Expenses. The Borrower agrees to pay to the Bank upon demand an amount equal to any and all out-of-pocket costs or expenses (including reasonable legal fees and disbursements and appraisal expenses) incurred or sustained by the Bank in connection with the preparation of this Amendment Agreement.

     Sec. Miscellaneous.

          This Amendment Agreement shall be governed by and construed in accordance with the laws of the State of Connecticut.

          Except as otherwise expressly provided by this Amendment Agreement, all of the respective terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment Agreement and the Credit Agreement be read and construed as one instrument, and all references in the Loan Documents to the Credit Agreement shall hereafter refer to the Credit Agreement, as amended by this Amendment Agreement.

     IN WITNESS WHEREOF, each of the parties hereto have caused this Agreement to be executed in its name and behalf by its duly authorized officer as of the date first written above.

                                        FLEET NATIONAL BANK

                                        By: /S/ Robert R. Willis
                                            Robert R. Willis

                                             Title: Vice President

                                        GRIFFIN LAND & NURSERIES, INC.

                                        By: /S/ Anthony J. Galici
                                             Anthony J. Galici

                                             Title: Vice President

Each of the undersigned Guarantors acknowledges and accepts the foregoing and ratifies and confirms its obligations under its respective Guaranty:

IMPERIAL NURSERIES, INC.

By: /S/ Anthony J. Galici
    Anthony J. Galici

     Its Senior Vice President

RIVER BEND ASSOCIATES, INC.

By: /S/ Anthony J. Galici
    Anthony J. Galici

     Its Vice President


Exhibit 10.21


     MORTGAGE DEED, SECURITY AGREEMENT,
     FINANCING STATEMENT AND FIXTURE FILING
     WITH ABSOLUTE ASSIGNMENT OF RENTS AND LEASES


     THIS DOCUMENT ALSO CONTAINS A FINANCING STATEMENT FILED AS A FIXTURE FILING IN ACCORDANCE WITH C.G.S.A. Sec.49a-9-402 OF THE CONNECTICUT UNIFORM COMMERCIAL CODE AND IS TO BE RECORDED IN THE OFFICE OF THE TOWN CLERK WHERE A MORTGAGE ON THE REAL ESTATE ENCUMBERED HEREBY WOULD BE RECORDED.

     THIS MORTGAGE DEED, SECURITY AGREEMENT, FINANCING STATEMENT AND FIXTURE FILING WITH ABSOLUTE ASSIGNMENT OF RENTS AND LEASES ("Mortgage"), is made this 17th day of September, 2002, by TRADEPORT DEVELOPMENT I, LLC ("Mortgagor"), whose mailing address is c/o Griffin Land & Nurseries, Inc., 204 West Newberry Road, Bloomfield, Connecticut 06002, to FARM BUREAU LIFE INSURANCE COMPANY, an Iowa corporation ("Mortgagee"), whose mailing address is 5400 University Avenue, West Des Moines, Iowa 50266, Attn: Real Estate and Commercial Mortgage Manager.

     ARTICLE I

     DEFINITIONS
     -----------

     In addition to any other terms defined herein, within this Mortgage, unless otherwise required by the context, the following terms shall have the meanings indicated:

     1.01 Building means the existing buildings that comprises a portion of the Improvements.

     1.02 Collateral means, as the context requires, all or any of the Personalty, the Fixtures, the Leases and the Rents.

     1.03 Fixtures means all materials, supplies, equipment, apparatus and other items now or hereafter attached to, installed in or used in connection with (temporarily or permanently) any of the Improvements on the Property, including, but not limited to, any and all partitions; window screens and shades; drapes, carpeting and other floor coverings; awnings; pumps; motors; valves; elevators and escalators; engines; wire and wiring; boilers; furnaces; pipes; plumbing; sprinkler systems; irrigation systems; fire extinguishing apparatus and equipment; communication equipment; computers and computerized equipment; security systems and devices; water tanks; heating, ventilating, incinerating, air conditioning and air cooling equipment and systems; gas and electric machinery; disposals, dishwashers, refrigerators, ranges and other appliances; and equipment and facilities of all kinds which constitute fixtures under the Connecticut Uniform Commercial Code (C.G.S.A. Title 42a) as the same may be amended or any successor statute and all replacements and substitutions therefor, excluding personal property and trade fixtures within the space leased to a tenant which are owned by such tenant.

     1.04 Governmental Authority means any and all courts, boards, bureaus, agencies, commissions, departments, offices or authorities of any nature whatsoever of any governmental unit (federal, state, county, district, municipal, city or otherwise) whether now or hereafter in existence.

     1.05 Guarantor means (individually or collectively, or both, as the context may require) those persons or entities, if any, now or hereafter guaranteeing repayment of the Indebtedness Secured Hereby (as defined herein), or any portion thereof, and/or satisfaction of, or continued compliance with, the Obligations or any portion thereof.

     1.06     Hazardous Materials has the meaning ascribed thereto in Section
3.19 of this Mortgage below.

     1.07 Impositions means all real estate and personal property taxes, assessments, water, gas, sewer, electricity and other utility rates and charges, charges for any easement, license or agreement maintained for the benefit of the Mortgaged Property, and all other taxes, charges and assessments and any interest, costs or penalties with respect thereto, of any kind and nature whatsoever which at any time prior to or after the execution hereof may be assessed, levied or imposed against, or otherwise related to the Mortgaged Property, the use, occupancy, operation or enjoyment thereof and/or the lien of this Mortgage on the Mortgaged Property or the debt secured hereby.

     1.08 Improvements means any and all buildings, sheds, storage areas, warehousing areas, open or covered parking areas, parking garages or structures, other structures, fences, curbs, walls, sidewalks, walkways, paved parking areas, pavement, recreational facilities, landscaping and all other real property improvements, and any and all additions, alterations, or appurtenances thereto, now or at any time hereafter situated, placed, constructed upon or for the benefit of the Property or any part thereof, and shall include, unless the context otherwise requires, all Fixtures.

     1.09 Indebtedness Secured Hereby means: (a) payment of that certain Secured Installment Note (the "Note") of even date herewith, executed by Mortgagor, as Maker or Borrower, to the order of Mortgagee, as Holder, in the original principal amount of Seven Million Six Hundred Seventy-Five Thousand and 00/100 Dollars ($7,675,000.00), with interest thereon and all other sums payable thereunder according to the terms and conditions thereof, together with any replacements, substitutions, modifications, amendments, extensions or renewals thereof (the "Indebtedness"); and (b) payment to Mortgagee, its successors and assigns, at the times demanded and with interest at the Default Rate (as defined in the Note), to accrue from the date of advance, of all sums advanced, if any, in protecting the interests of Mortgagee under this Mortgage and any and all other Loan Documents and payment of insurance premiums covering Improvements, and payment of principal and interest on prior liens, and payment of expenses and attorneys' fees and professionals' fees herein provided for and payment of any fees herein provided for and payment of any and all sums advanced under this Mortgage from time to time.

     1.10 Leases means any and all leases, subleases, licenses, concessions, occupancy, rental and use agreements, or other agreements (written or oral), now or hereafter in effect which grant a possessory interest in and to, or the right to use, occupy or generate income from, in or around the Property and/or the Improvements, or any portion thereof, if any, and all guarantees of, and security for the performance of any of the obligations and payments thereunder.

     1.11 Legal Requirements means: (a) all judicial decisions, ordinances, orders, decrees, rules, regulations, permits, statutes or requirements of any court or Governmental Authority, and any requirements, terms or conditions contained in any restrictions, restrictive covenants, easements, licenses or leases, zoning stipulations, subdivision plats or other instruments or documents affecting all or any portion of the Mortgaged Property and/or the construction, development or use of the Mortgaged Property, including, but not limited to, any of those relating to fire, safety, environmental protection, conservation, parking, or building and sign codes; and (b) Mortgagor's or any Guarantors' presently or subsequently existing articles or certificate of incorporation, bylaws, partnership agreements, limited partnership certificates, joint venture agreements, limited liability company articles of organization and/or operating agreements, trust agreements or other form of business organization or entity documents.

     1.12 Loan Documents means this Mortgage, financing statements, the Note and any and all other documents and guarantees now or hereafter executed by Mortgagor, or by any other Person to evidence, secure or guaranty the payment of the Indebtedness Secured Hereby (or any part thereof) or the performance and discharge of the Obligations (or any portion thereof).

     1.13 Mortgaged Property means, as required by the context, all or any of the Improvements, Fixtures, Personalty, Property, Leases or Rents.

     1.14 Mortgagee means the specific Mortgagee named above and any subsequent owner and holder of the Note (as defined below) and the beneficial interest under this Mortgage.

     1.15 Mortgagor means the person named as the "Mortgagor" at the outset of this Mortgage ("Original Mortgagor"), until a successor or assign shall have become such pursuant to the applicable provisions of this Mortgage, and thereafter Mortgagor shall mean each such successor or assign and the Original Mortgagor, jointly and severally unless the Original Mortgagor or any such successor or assign is released from liability hereunder in writing by the Mortgagee.

     Mortgagor acknowledges that certain of the descriptions of items comprising the Mortgaged Property in the preceding paragraphs may be duplicative or overlapping, and that it is the express intent and agreement of Mortgagor that all of such descriptions (including without limitation any descriptions within a single section or subsection) shall be construed as being cumulative and not limiting. The terms "goods", "equipment", "inventory", "accounts", "instruments", "chattel paper", "general intangibles", "proceeds" and "products" shall (unless the context clearly indicates otherwise) also have the meanings provided for those terms in the definitions contained in the Uniform Commercial Code as enacted from time to time in the State in which the Property is located (the "UCC").

     1.16 Mortgagor's Business means the ownership, management, leasing, maintenance, repair, replacement and operation of the Mortgaged Property as office/warehouse buildings.

     1.17 Obligations means any and all of the covenants, warranties, representations and other obligations (other than to repay the Indebtedness Secured Hereby) made or undertaken by Mortgagor or any other Person to Mortgagee as set forth in the Loan Documents.

     1.18 Person means any individual, corporation, trust, partnership, joint venture, limited liability company or any other entity, business entity or form of organization.

     1.19 Personalty means all of the right, title and interest of Mortgagor now or hereafter existing in and to the following now or hereafter located in, upon, within or about or used in connection with the construction, use, operation or occupancy of the Property and/or the Improvements and any business or activity conducted thereon or therein, together with all accessories, additions, accessions, renewals, replacements and substitutions thereto or therefor and the proceeds and products thereof, but excluding personal property and trade fixtures within the space leased to a tenant which are owned by such tenant: (a) all materials, supplies, furniture, furnishings, appliances, office supplies, equipment, construction materials, vehicles, machinery, computer hardware and software, maintenance equipment, window washing equipment, repair equipment and other equipment, tools, telephone and other communications equipment, food service preparation equipment and utensils, chinaware, glassware, silverware and hollowware, food and beverage service equipment, food items and food stuffs; (b) all books, ledgers, records, accounting records, files, tax records and returns, policy manuals, papers, correspondence, and electronically recorded data; (c) all general intangibles, instruments, money, accounts, accounts receivable, notes, certificates of deposit, chattel paper, letters of credit, chooses in action, good will, rights to payment of money, rents, rental fees, equipment fees and other amounts payable by Persons who utilize the Property or any of the Improvements or paid by persons in order to obtain the right to use the Property and any of the Improvements, whether or not so used; trademarks, service marks, trade dress, tradenames, licenses, sales contracts, deposits, plans and specifications, drawings, working drawings, studies, maps, surveys; soils, environmental, engineering or other reports, architectural and engineering contracts, construction contracts, construction management contracts, surety bonds, feasibility and market studies, management and operating agreements, service agreements and contracts, landscape maintenance agreements, security service and other services agreements and vendors agreements; (d) all compensation, awards and other payments or relief (and claims therefor) made for a taking by eminent domain, or by any event in lieu thereof (including, without limitation, property and rights and interests in property received in lieu of any such taking), of all or any part of the Mortgaged Property (including without limitation, awards for severance damages), together with interest thereon, and any and all proceeds (or claims for proceeds) of casualty, liability or other insurance pertaining to the Mortgaged Property, together with interest thereon; (e) any and all claims or demands against any Person with respect to damage or diminution in value to the Mortgaged Property or damage or diminution in value to any business or other activity conducted on the Property; (f) any and all security deposits, deposits of security or advance payments made to others with respect to: (i) insurance policies relating to the Mortgaged Property; (ii) taxes or assessments of any kind or nature affecting the Mortgaged Property; (iii) utility services for the Property and/or the Improvements; (iv) maintenance, repair or similar services for the Mortgaged Property or any other services or goods to be used in any business or other activity conducted on the Property; (g) any and all authorizations, consents, licenses, permits and approvals of and from all Persons required from time to time in connection with the construction, use, occupancy or operation of the Property, the Improvements, or any business or activity conducted thereon or therein or in connection with the operation, occupancy or use thereof; (h) all warranties, guaranties, utility or street improvement bonds, utility contracts, telephone exchange numbers, yellow page or other directory advertising and the like; (i) all goods, contract rights, and inventory; (j) all leases and use agreements of machinery, equipment and other personal property; (k) all insurance policies covering all or any portion of the Property; (l) all Reserves (as defined herein) and funds held in escrow by Mortgagee or other Person for Mortgagee's benefit; (m) all names by which the Property is now or hereafter known; (n) all interests in the security deposits of tenants; (o) all management agreements, blueprints, plans, maps, documents, books and records relating to the Property; (p) the proceeds from sale, assignment, conveyance or transfer of all or, any portion of the Mortgaged Property or any interest therein, or from the sale of any goods, inventory or services from, upon or within the Property and/or the Improvements (but nothing contained herein shall be deemed a consent by Mortgagee to such sale, assignment, conveyance or transfer except as expressly provided in this Mortgage); (q) any property listed under the definition of "Fixtures" which are not fixtures under Connecticut law; (r) all other property (other than Fixtures) of any kind or character as defined in or subject to the provisions of the Uniform Commercial Code, Secured Transactions, as amended and; (s) all proceeds of the conversions, voluntarily or involuntarily, of any of the foregoing into cash or liquidated claims;

     1.20 Property means the real estate or interest therein described on Exhibit "A"attached hereto and incorporated herein by reference, together with all appurtenances and all estate and rights of Mortgagor thereto; all right, title and interest of Mortgagor in and to all streets, roads and public places, opened or proposed, all easements, rights of way and other appurtenances, public or private, now or hereafter used in connection therewith; all water stock, water and water rights, to the extent the same constitutes any interest in real property; all mineral, oil and gas rights pertaining thereto; all present and future rights under or with respect to: (a) any declarations or restrictions governing or imposing rights or responsibilities on or with respect to any subdivisions, horizontal property regimes, condominiums, planned area developments, planned unit developments or master plans which are partially or wholly located on or affect the real property described in Exhibit "A" attached hereto; (b) any design review or architectural review committee and any property owners' or similar association described in or created by the documents referred to in the foregoing clause (a), together with any voting rights therein; and (c) any and all other documents and instruments and any amendments relating to the operation, organization, control or development of the Property;

     1.21 Rents except to the extent that the same constitute personal property under Connecticut law, means all of the rents, royalties, revenues, income, avails, proceeds, profits, fees, charges and other benefits paid or payable by parties to the Leases other than Mortgagor or otherwise paid by a Person for using, leasing, licensing, possessing, operating from, residing in, or otherwise enjoying or generating income from the Mortgaged Property or any portion thereof, including but not limited to, liquidated or other damages following a default under any Lease, all proceeds payable under any policy of insurance covering loss of rents and all of Mortgagor's rights to recover monetary amounts from any tenant in bankruptcy, including rights of recovery for use and occupancy and damage claims arising out of lease defaults, and including those arising from lease rejections under any bankruptcy or debtor relief laws.

     Mortgagor further specifically understands and agrees that all right, title and interest of Mortgagor in and to all extensions, improvements, betterments, renewals, substitutions and replacements of, and all additions and appurtenances to, the Mortgaged Property, hereafter acquired by or released to Mortgagor, or constructed, assembled or placed by Mortgagor on the Property, and all conversions of the security constituted thereby, immediately upon such acquisition, release, construction assembly, placement or conversion, as the case may be, and in each such case, without any further grant, encumbrance, conveyance, assignment or other act by Mortgagor, shall become subject to the lien of this Mortgage as fully and completely and with the same effect as though now owned by Mortgagor and specifically described herein, but at any and all times Mortgagor will execute and deliver to Mortgagee, upon request, any and all such further assurances, deeds, conveyances, or assignments thereof or security interests therein as Mortgagee may reasonably require for the purpose of expressly and specifically subjecting the same to the lien of this Mortgage.

     ARTICLE II

     GRANT
     -----

     Mortgagor hereby does GIVE, GRANT, BARGAIN, SELL AND CONFIRM to Mortgagee, its successors and assigns forever, WITH MORTGAGE COVENANTS, the Mortgaged Property (other than the Personalty), and grants to Mortgagee a security interest in and to the Personalty for the purpose of securing, in such order of priority as Mortgagee may elect, payment and performance of the obligations set forth below, which payment and performance shall be THE CONDITION OF THIS DEED:

          (i) Payment of that certain Secured Installment Note (the "Note") of even date herewith, executed by Mortgagor, as Maker or Borrower, to the order Mortgagee, as Holder, in the original principal amount of Seven Million Six Hundred Seventy-Five Thousand and 00/100 Dollars ($7,675,000.00) having a maturity date of October 1, 2017 with interest thereon and all other sums payable thereunder according to the terms and conditions thereof, together with any replacements, substitutions, modifications, amendments, extensions or renewals thereof.

          (ii) Payment to Mortgagee, its successors and assigns, at the times demanded and with interest at the Default Rate (as defined in the Note), to accrue from the date of advance, of all sums advanced, if any, in protecting the interests of Mortgagee under this Mortgage and any and all other Loan Documents and payment of insurance premiums covering Improvements, and payment of principal and interest on prior liens, and payment of expenses and attorneys fees and professionals' fees herein provided for, and any and all sums advanced under this Mortgage from time to time.

          (iii) Performance and payment in full when due of all of the Obligations.

     TO HAVE AND TO HOLD the above granted and bargained Mortgaged Property, with the privileges and appurtenances thereof, unto the said Mortgagee, and its successors and assigns forever, to its and their own proper use and behoof.

     PROVIDED HOWEVER, THE CONDITION OF THIS DEED is such that if Mortgagor shall pay, or cause to be paid, to Mortgagee the Indebtedness Secured Hereby at the time and in the manner stipulated herein, and in the Note, and shall pay and perform all of the Obligations, including, but not limited to payment of all sums under any of the Loan Documents, and no default or Event of Default hereunder shall then exist, then the estate, right, title and interest of the Mortgagee in the Mortgaged Property shall cease, terminate and become void, and upon proof being given to the satisfaction of Mortgagee that the Indebtedness Secured Hereby has been paid or satisfied, and all of the Obligations paid and performed, and upon payment of all other fees, costs, charges, expenses and liabilities chargeable or incurred or to be incurred by Mortgagee, Mortgagee shall, upon receipt of the written request of Mortgagee, release and discharge this Mortgage of record (but the provisions of Section 3.19 below shall survive any such release or discharge).

     ARTICLE Ill

     COVENANTS
     ---------

     Mortgagor warrants and represents to, and covenants and agrees with Mortgagee as follows:

     3.01     Title and Property.

          (a) Mortgagor warrants that it has title to an indefeasible fee simple estate in and to the Mortgaged Property, subject to no liens or encumbrances, except only the lien of ad valorem taxes which may be due but not yet payable and those matters set forth on Exhibit "B" attached hereto and incorporated herein by reference. Mortgagor further warrants that it has good right and lawful authority to convey the Mortgaged Property in the manner and form herein provided; that Mortgagor has full power and authority to convey the Mortgaged Property in the manner and form herein provided or intended hereafter to be done; that Mortgagor fully and absolutely waives and releases all rights and claims it may have in or to said lands, tenements and property as a homestead declaration or exemption, or other exemption, under and by virtue of any statute or other law of the State of Connecticut now existing or which may hereafter be passed in relation thereto; that this Mortgage is and shall remain a valid and enforceable first lien on the Mortgaged Property; that Mortgagor and its successors and assigns shall warrant and defend the same and the priority of the lien of this Mortgage forever against the lawful claims and demands of all persons whomsoever, and that this covenant shall not be extinguished by any foreclosure hereof or trustee sale hereunder but shall run with the land.

          (b) Except as otherwise expressly provided herein, Mortgagor has and shall maintain title to the Collateral including any additions or replacements thereto free of all security interests, liens and encumbrances, other than the security interest granted hereunder and other than as disclosed to and accepted by Mortgagee in writing, and has good right to subject the Collateral to the security interest granted hereunder.

          (c) Mortgagor shall, at the cost of Mortgagor, and without expense to Mortgagee, do, execute, acknowledge and deliver all and every such further acts, deeds, conveyances, deeds of trust, assignments, UCC financing statements, notices of assignments, transfers, other documents or instruments and assurances as Mortgagee shall from time to time require, for the better assuring, conveying, assigning, creating, perfecting, renewing, transferring and confirming unto Mortgagee the Mortgaged Property and rights hereby conveyed or assigned or intended now or hereafter to be, or which Mortgagor may be or may hereafter become bound to convey or assign to Mortgagee, or for carrying out the intention of facilitating the performance of the terms of this Mortgage and, on demand, shall execute and deliver one or more financing statements, chattel mortgages or comparable security instruments, to evidence more effectively the lien hereof upon the Mortgaged Property.

          (d) Mortgagor forthwith upon the execution and delivery of this Mortgage and thereafter from time to time, shall cause this Mortgage, and any security instrument creating a lien or evidencing the lien hereof upon the Collateral and each instrument of further assurance to be filed, registered or recorded in such manner and in such places as may be required by any present or future law or order to publish notice of and fully to protect the lien hereof upon the interest of Mortgagee in the Mortgaged Property.

          (e) Mortgagor shall pay all filing, registration or recording fees, and all expenses incident to the preparation, execution and acknowledgment of this Mortgage, any deed of trust supplemental hereto, any security instrument with respect to the Mortgaged Property including the Collateral and any instrument of further assurance, and all federal, state, county and municipal stamp taxes and other taxes (excluding Mortgagee's local, state and federal income taxes), duties, imposts, assessments and charges arising out of or in connection with the execution and delivery of the Note, this Mortgage, any instrument supplemental hereto, any security instrument with respect to the Mortgaged Property, including the Collateral or any instrument of further assurance.

          (f) Mortgagor shall do all things necessary to preserve and keep in full force and effect its entity existence, franchises, rights and privileges under the laws of the state of its formation and under the laws of the state in which the Mortgaged Property is located (in whole or in part) and shall comply with all applicable environmental laws (as defined below) and Legal Requirements applicable to Mortgagor or to the Mortgaged Property or any part thereof.

          (g) Mortgagor shall not, without Mortgagee's prior written consent, change Mortgagor's name, identity or structure or cause or permit to occur any other event that would require Mortgagee to file a new financing statement under C.G.S.A. Sec.42a-9-402 or any other provisions of the Uniform Commercial Code - Secured Transactions. If Mortgagor does, causes or permits any of the foregoing to occur, it shall constitute an Event of Default hereunder.

          (h) Mortgagor warrants that the Property is assessed for tax purposes as two separate tax parcels that do not include any other property.

          (i) The Buildings contain approximately 157,030 net rentable square feet.

          (j) All utility services necessary for occupancy and operation of the Improvements for their intended purposes (including, without limitation, water, storm and sanitary sewer, electric and telephone facilities) are available to the Improvements. All consents, permits, variances or grants of any kind with respect to such utility services have been obtained.

     3.02 Mortgagor's Business. Mortgagor shall continuously operate Mortgagor's Business on the Property in a first class, good and prudent manner.

     3.03     Regarding Mortgagor.

          (a) Mortgagor is a Connecticut limited liability company. Mortgagor is qualified to do business and is duly authorized and empowered to do business in the State of Connecticut. Mortgagor has the requisite power and authority to (i) incur the Indebtedness Secured Hereby and the Obligations and to execute and deliver the Note, this Mortgage and the other Loan Documents; and (ii) bind the Mortgagor by entering into the Note, Mortgage and other Loan Documents. The execution and delivery of the Note, this Mortgage and the other Loan Documents has been duly authorized by all requisite action of Mortgagor and each is the valid and legally enforceable obligation of Mortgagor, enforceable according to their respective terms.

          (b) Mortgagor is not in default under any agreement to which it is a party, the effect of which will materially or adversely affect performance by Mortgagor of its obligations pursuant to and as contemplated by the terms and provisions of the Note, this Mortgage and the other Loan Documents. Neither the execution and delivery of this Mortgage nor compliance with and performance of the terms and provisions hereof, will:
     (i) violate any presently existing Legal Requirement applicable to Mortgagor, or any existing applicable order, writ, injunction or decree of any Governmental Authority, (ii) conflict or be inconsistent with or result in any breach of any of the terms, covenants, conditions or provisions of, or constitute a default under any indenture, mortgage, deed of trust, instrument, document, agreement, lease, promissory note, or contract of any kind which creates, represents, evidences or provides for any lien, charge or encumbrance upon any of the assets of Mortgagor or to which Mortgagor is a party or by which Mortgagor or any of its assets may be bound, or in the event of any such violation, conflict, inconsistency, breach or default, the required consent or waiver of the other party or parties thereto has been validly granted, is in full force and effect and is valid and sufficient therefor.

          (c) There are no actions, suits, investigations, or proceedings of any kind (including, without limitation, any condemnation or similar action) pending or, to the knowledge of Mortgagor, threatened against or affecting Mortgagor or the Mortgaged Property before any Governmental Authority.

          (d) Mortgagor shall promptly notify Mortgagee of each and any action, suit or proceeding commenced as a result of injury, damage or liability occurring in, on or about the Property, and Mortgagor shall, upon Mortgagee's request, at Mortgagor's expense, resist and defend any action, suit or proceeding based thereon, or cause the same to be resisted and defended by counsel designated by Mortgagor and approved in writing by Mortgagee.

          (e) Mortgagor shall promptly notify Mortgagee if Mortgagor learns of the existence of a state of facts which constitute an Event of Default hereunder.

          (f) Mortgagor shall promptly give written notice to Mortgagee of:

               (i) all litigation affecting Mortgagor where the amount in controversy is $50,000 or more;

               (ii) any dispute which may exist between Mortgagor and any Governmental Authority which would have a material or adverse effect on Mortgagor or the Mortgaged Property;

               (iii) any other matter which has resulted or might result in a material or adverse change in Mortgagor's financial condition or operations or that will have a material or adverse impact on the Mortgaged Property or any portion thereof or interest therein.

          (g) Mortgagor shall obtain, preserve and keep in full force and effect all licenses, permits, approvals, certificates, Leases and agreements required by any Governmental Authority or otherwise required in order for Mortgagor to operate Mortgagor's Business in a first class and profitable condition. Except as specifically provided for in this Mortgage, Mortgagor shall not assign, transfer or in any manner change such certificates, licenses or permits without first receiving the written consent of Mortgagee.

     3.04     Note and Reserves.

          (a) Mortgagor shall promptly and punctually pay all principal and interest and all other sums to become due in respect of the Note, according to the terms thereof. Mortgagor shall also pay to Mortgagee on the date set forth therein for the making of monthly payments of principal and interest under the Note until the Indebtedness Secured Hereby has been fully paid and all Obligations have been fully paid and performed, a sum, as estimated by Mortgagee, equal to one -twelfth (1/12) of the annual taxes and assessments on the Mortgaged Property plus the premiums that will next become due and payable on insurance policies as may be required hereunder, Mortgagor agreeing to deliver promptly to Mortgagee all tax or assessment bills and notices thereof. The foregoing payments are hereinafter referred to as "Reserves" and are to be held without any allowance of interest or dividend to Mortgagor and need not be kept separate and apart from other funds of Mortgagee. In lieu of monthly payment of Reserves hereunder, Mortgagee in its sole discretion may require Mortgagor to deliver to Mortgagee copies of paid insurance premium receipts not later than twenty-one (21) days prior to premium due dates and copies of paid tax and assessment receipts not later than ten (10) days prior to applicable delinquency dates. Mortgagee from time to time thereafter may require payment of Reserves upon ten (10) days' prior written notice to Mortgagor.

          (b) The Reserves are solely for the added protection of Mortgagee and entail no responsibility on Mortgagee's part beyond the allowing of due credit, without interest, for the sums actually received by it. Upon assignment of this Mortgage by Mortgagee, any Reserves on hand shall be turned over to the assignee and any responsibility of Mortgagee with respect thereto shall terminate. When the Indebtedness Secured Hereby has been fully paid and all of the Obligations fully paid and performed, any remaining Reserves shall be paid to Mortgagor or to the then owner or owners of the Property as the case may be. The Reserves are hereby pledged as additional security for the payment of the Indebtedness Secured Hereby and the payment and performance of the Obligations and Mortgagor hereby grants to Mortgagee a security interest in the Reserves and agrees that the security interest granted to Mortgagee in this Mortgage covers the Reserves and that the Reserves are hereby made subject to the lien and terms of the security interest and security agreement. No portion of the Reserves shall be subject to the direction or control of Mortgagor and Mortgagee shall not be liable for any failure to apply the Reserves to the payment of taxes and assessments and insurance premiums unless Mortgagor (provided that no default or Event of Default then exists thereunder) shall have requested Mortgagee in writing to make application of such funds to the payment of the particular charge for payment of such charge.

          (c) If the total of the Reserves shall exceed the amount of payments actually applied by Mortgagee, such excess may be credited by Mortgagee on subsequent payments to be made by Mortgagor. If, however, the Reserves shall not be sufficient to pay the sums required when the same shall become due and payable, Mortgagor shall immediately deposit with Mort-gagee the full amount of any such deficiency. If there shall be a default under any of the provisions of this Mortgage, Mortgagee may apply, at any time, the balance of the Reserves against such sums due and payable under the Note, or in connection with the Obligations, whether or not then due, in such order and in such manner as Mortgagee may determine.

          (d) Mortgagee, in making any payment hereby authorized: (i) relating to taxes and assessments, may do so according to any bill, statement or estimate procured from the appropriate public office or Governmental Authority without inquiry into the accuracy of such bill, statement or estimate or into the validity of any tax, assessments, sale, forfeiture, tax lien or title or claim thereof, or (ii) for the purchase, discharge, compromise or settlement of any other prior lien, may do so upon any reasonable inquiry as to the validity or amount of any claim for lien which may be asserted.

     3.05 Maintenance and Repair. Mortgagor shall keep the Mortgaged Property in first-class operating order, repair and condition and shall not commit or permit any waste thereof or any destruction or disrepair to occur thereto. Mortgagor shall make all repairs, replacements, renewals, additions and improvements and complete and restore promptly and in good workmanlike manner any Improvements which may be constructed, placed, damaged, or destroyed thereon, and pay when due all costs incurred therefor. Mortgagor shall not remove any Improvements or, except as otherwise expressly provided in this Mortgage, the Collateral from the Property or demolish any of the Improvements, nor materially alter any of the Mortgaged Property without prior written consent of Mortgagee. Mortgagor shall permit Mortgagee, its agents and authorized representatives the opportunity to inspect the Mortgaged Property, including the interior of any Improvements, at any reasonable times subject to the rights of lessees thereof.

     3.06 Compliance With Laws/Maintenance of Permits. Mortgagor shall comply with all Legal Requirements affecting the Mortgaged Property or the operation of Mortgagor's Business and shall pay all fees or charges of any kind in connection therewith. Mortgagor shall not by act or omission, permit any property or Person which is not subject to this Mortgage to rely on the Mortgaged Property or any part thereof or any interest therein to fulfill any governmental requirement for the existence or use of such property or Person; and the Mortgaged Property shall not rely on any property or Person which is not subject to this Mortgage to fulfill any governmental requirement for the existence or use of the Property. Mortgagor shall not by act or omission impair the integrity of the Property as a single separate zoning parcel separate and apart from all other parcels. Mortgagor warrants that the Mortgaged Property presently substantially complies with all requirements of the ADA. Mortgagor shall in the future substantially comply with the requirements of the ADA and shall require all tenants of the Mortgaged Property to substantially comply with the ADA when making leasehold improvements. The failure of Mortgagor of the Mortgaged Property to comply with the requirements of the ADA shall be a breach of this Mortgage.

     3.07     Insurance.

          (a) Mortgagor shall keep all Improvements now or hereafter existing insured against loss or damage by fire (with so-called extended coverage, vandalism and malicious mischief coverage), and other hazards as may reasonably be required by Mortgagee, including, without limitation (i) rent loss or business interruption insurance; and (ii) flood and earthquake insurance. Mortgagor shall also provide liability insurance with such limits for personal injury and death and property damage as Mortgagee may require.

          (b) Mortgagor shall initially maintain, until Mortgagee shall otherwise indicate in writing, fire and extended coverage insurance in an amount of not less than the full insurable and replacement value of the Improvements now or hereafter located on the Property with "all risk" coverage, ninety percent (90%) co-insurance, and "agreed amount", "inflation guard", "replacement cost", "vandalism", "malicious mischief" and "waivers of subrogation" endorsements and with a deductible of not more than TWENTY-FIVE THOUSAND DOLLARS ($25,000.00), which policy shall be written by a company or companies having a Best's rating of at least A:VIII or such other rating as may be agreed to in writing and in advance by Mortgagee; comprehensive general liability and property damage insurance (with a broad form comprehensive general liability endorsement) in the amount of at least FIVE MILLION DOLLARS ($5,000,000.00) combined single limit for personal injury and property damage which shall have deleted therefrom any exclusion or restriction on coverage for contractual obligations; and rental or business interruption insurance in an amount sufficient to cover any loss of rents or income from the Mortgaged Property (including expenses payable by tenants) suffered by Mortgagor for a period of at least twelve (12) months. Additionally: (i) during any period that alcoholic beverages are or may be served on the Property (provided that the foregoing shall not be deemed to be Mortgagee's consent to serving any alcoholic beverages thereon), Mortgagor shall procure and maintain in effect dram shop insurance in an amount that is of not less than $5,000,000.00; and (ii) during any period that any construction, remodeling or renovation activities are being conducted on any portion of the Property or the Improvements (to the extent such activities are permitted under this Mortgage), builder's risk (course of construction) insurance with extended coverage and such other hazard insurance as Mortgagee may require. Such insurance shall be in an amount that is not less than the maximum insurable value of the work to be performed, as determined by a recognized appraiser or insurer approved by Mortgagee. Such coverage shall be kept in full force and effect at all times until the completion of any such construction, remodeling or renovation activities.

          (c) All policies of insurance to be furnished hereunder shall be in forms, companies and amounts satisfactory to Mortgagee, with standard mortgagee clauses or Mortgagee's loss payable clause attached to all policies in favor of and in form satisfactory to Mortgagee, including a provision requiring that the coverage evidenced thereby shall not be terminated or materially modified without at least thirty (30) days' prior written notice to Mortgagee. Mortgagor shall make all policies, including additional and renewal policies, available to Mortgagee, but Mortgagee may accept signed certificates of insurance evidencing the coverage in lieu of the original policies. In the case of insurance about to expire, Mortgagor shall deliver renewal policies or certificates of insurance not less than fifteen (15) days prior to their respective dates of expiration.

          (d) Mortgagor shall not take out separate insurance concurrent in form or contributing in the event of loss with that required to be maintained hereunder unless Mortgagee is included thereon under a standard mortgagee clause or beneficiary's loss payable clause acceptable to Mortgagee. Mortgagor shall immediately notify Mortgagee whenever any such separate insurance is taken out and shall promptly deliver to Mortgagee the policy or policies of such insurance. In the event of a foreclosure or other transfer of title to the Property in lieu of foreclosure, or by purchase at a foreclosure sale or trustee's sale, all interest in any insurance policies in force shall pass to Mortgagee, transferee or purchaser as the case may be.

          (e) Mortgagor may satisfy all or any of the foregoing requirements by providing to Mortgagee annually evidence satisfactory to Mortgagee that such required insurance is being carried by the tenants under the Leases as provided therein and such policies are in full force and effect with all premiums paid and with Mortgagee's interest therein properly stated as required above.

     3.08     Casualty.

          (a) Mortgagor shall promptly notify Mortgagee of any loss to the Mortgaged Property or any portion thereof, whether covered by insurance or not. In case of loss or damage by fire or other casualty, Mortgagee, or after foreclosure or trustee's sale, the holder of the certificate or certificates of purchase, or grantee under a trustee's deed, as the case may be, and Mortgagor shall jointly settle and adjust any claim under insurance policies which insure against such risks and agree with the insurance company or companies on the amount to be paid in regard to such loss, subject to Mortgagee's approval of any settlement thereof. Mortgagee is authorized to collect and receipt for any such insurance money. If insurance proceeds are made payable to both Mortgagee and Mortgagor, Mortgagor hereby authorizes Mortgagee, as Mortgagor's attorney, to endorse checks, sight drafts, and other instruments on behalf of Mortgagor.

          (b) Mortgagee may release to Mortgagor any insurance proceeds received by Mortgagee as a result of any loss to the Property as restoration progresses solely in payment of restoration costs, but in the event of such a release, the release of funds shall be subject to the following conditions: (1) there shall be no outstanding default or Event of Default hereunder, under the Note or under any other Loan Documents and no event shall have occurred and be continuing which, but for the giving of notice and passage of time, or both, would constitute such a default or an Event of Default; (2) Mortgagee shall reasonably approve the plans and specifications for any such restoration in advance of commencement thereof;
     (3) there shall be sufficient funds upon deposit at all times with Mortgagee to complete the restoration, as certified by an architect approved by Mortgagee; (4) the insurer shall not have asserted any defense against Mortgagor or any tenant pursuant to the insurance policy covering the Improvements; (5) the restoration is commenced within 120 days after the date of the loss and is capable of being completed at least twelve (12) months prior to the Maturity Date (as defined in the Note); (6) Mortgagor demonstrates to Mortgagee's satisfaction that Mortgagor has the financial ability to continue to pay the Indebtedness Secured Hereby during restoration; (7) the loss affects less than forty percent (40%) of the value of the Improvements; and (8) Mortgagor shall comply with such other conditions as would customarily be required by a prudent local construction lender, or are otherwise reasonable.

     Mortgagee may apply any insurance proceeds remaining after completion of restoration to the Indebtedness Secured Hereby, whether due or not (or if the Indebtedness Secured Hereby has been paid in full, then to any remaining outstanding Obligations whether due or not), or if the conditions set forth in subsection (b) of this Section 3.08 are not met, Mortgagee may apply all insurance proceeds to the Indebtedness Secured Hereby, whether due or not (or if the Indebtedness Secured Hereby has been paid in full, then to any remaining outstanding Obligations whether due or not) in such order and in such manner as Mortgagee may determine.

     In case of loss after foreclosure proceedings have been instituted, the proceeds of any such insurance policy or policies, if not applied as aforesaid (in Mortgagee's sole and absolute discretion) in rebuilding or restoring the Improvements, shall be used to pay the amount due Mortgagee and the balance, if any, shall be paid to the owner of the equity of redemption if he shall then be entitled to the same. In case of a judicial foreclosure of this Mortgage, the court in its decree may provide that the mortgagee's clause attached to each of said insurance policies may be canceled and that the decree creditor may cause a new loss clause to be attached to each such policies making the loss thereunder payable to said decree creditor; and any such foreclosure decree may further provide that in case of one or more redemptions under said decree, pursuant to the statute in such case made and provided, then and in every such case, each successive redemptioner may cause the preceding loss clause attached to each insurance policy to be canceled and a new loss clause to be attached thereto, making the loss thereunder payable to such redemptioner. In the event of foreclosure sale, Mortgagee is hereby authorized, without the consent of Mortgagor, to assign any and all insurance policies to the purchaser at the sale, or to take such other steps as Mortgagee may deem advisable, to cause the interest of such purchaser to be protected by any of the said insurance policies.

     3.09 Condemnation. Mortgagor, immediately upon obtaining knowledge of the commencement of any proceeding for the condemnation of the Property and/or Improvements or any portion thereof or interest therein, shall notify Mortgagee of the pendency thereof. Mortgagor hereby assigns, transfers and sets over unto Mortgagee all compensation, rights of action, the entire proceeds of any award and any claim for damages for any of the Property or Improvements taken or damaged under the power of eminent domain or by condemnation or by sale in lieu thereof. Mortgagee may, at its option, commence, appear in and prosecute, in its own name or in the name of Mortgagor, any action or proceeding, or make any compromise or settlement, in connection with such condemnation, taking under the power of eminent domain or sale in lieu thereof. After deducting therefrom all of its expenses, including attorneys' and other professionals' fees, Mortgagee may elect to apply the proceeds of the award upon or in reduction of the Indebtedness Secured Hereby, whether due or not (or if the Indebtedness Secured Hereby has been paid in full, then to any remaining outstanding Obligations whether due or not), or hold said proceeds without any allowance of interest and make same available for restoration or rebuilding of the Property or the Improvements. In the event that Mortgagee elects to make said proceeds available to reimburse Mortgagor for the cost of the rebuilding or restoration of the Property or the Improvements, such proceeds shall be made available in the manner and under the same conditions that Mortgagee may require in the manner provided under Section 3.08 above. If the proceeds are made available by Mortgagee to reimburse Mortgagor for the cost of said rebuilding or restoration, any surplus which may remain out of said award after payment of such cost of rebuilding or restoration shall at the option of Mortgagee be applied on account of the Indebtedness Secured Hereby, whether due or not, or, if the Indebtedness Secured Hereby has been paid in full, then to any remaining outstanding Obligations, whether due or not, or be paid to Mortgagor. Mortgagor agrees to execute such further assignments of any compensation, award, damages, right of action and proceeds, as Mortgagee may require from time to time.

     3.10 Liens and Encumbrances. Except as expressly provided in this Mortgage, Mortgagor shall not, without Mortgagee's express prior written consent, permit the creation of any liens or encumbrances on the Mortgaged Property other than the lien of this Mortgage and any lien for real property taxes so long as they are not yet delinquent, and shall pay when due all Impositions, obligations, lawful claims or demands of any person which, if unpaid, might result in, or permit the creation of, a lien or encumbrance on the Property or on the Rents, issues, income and profits arising therefrom, whether such lien would be senior or subordinate hereto, including, but without limiting the generality of the foregoing, all claims of mechanics, professionals, materialmen, laborers, and others for work, services or labor performed, or materials or supplies furnished in connection with any work of demolition, alteration, improvement of or construction upon the Property. Mortgagor will do or cause to be done everything necessary so that the priority of the lien of this Mortgage shall be fully preserved, at the cost of Mortgagor, without expense to Mortgagee. Any lien or encumbrance on the Mortgaged Property created hereafter shall contain, or shall by virtue hereof be deemed to contain, a provision subordinating such lien or encumbrance to all leases then or in the future affecting the Mortgaged Property but nothing in this sentence shall be deemed to be a consent by Mortgagee to any lien or encumbrance.

     3.11 Impositions. Mortgagor shall pay in full when due, and in any event before any penalty or interest attaches, all Impositions (except those that may be paid by Mortgagee, in its sole discretion, from Reserves) and shall furnish to Mortgagee official receipts evidencing the payment thereof (including those required under Section 3.04 above). To prevent default hereunder, Mortgagor shall pay in full under protest, in the manner provided by statute, any Imposition, tax or assessment which Mortgagor may desire to contest.

     3.12 Indemnification: Attorneys' Fees. Mortgagor shall appear in and defend any suit, hearing, action or proceeding that might in any way and in the sole judgment of Mortgagee affect the value of the Mortgaged Property, the priority of this Mortgage or the rights and powers of Mortgagee under this Mortgage. Mortgagor shall, at all times, indemnify, defend, hold harmless and on demand, reimburse Mortgagee for any and all loss, damage, liability, expense or cost, including cost of evidence of title and attorneys' fees, arising out of or incurred in connection with any such suit, hearing, action or proceeding, and the sum of such expenditures shall be secured by this Mortgage and shall bear interest at the rate or rates provided in the Note and shall be due and payable on demand. Mortgagor shall pay the cost of suit, cost of evidence of title and reasonable attorneys' and other professionals' fees in any proceeding, suit, and foreclosure proceedings brought by the Mortgagee to foreclose this Mortgage.

     3.13     Transfer of Title or Further Encumbrances.

          (a) In order to induce Mortgagee to make the loan evidenced by the Note, Mortgagor agrees that if title to the Property or the Improvements or any part thereof or interest therein is sold or if the Property or the Improvements or any portion thereof are leased (except for a Lease of portions of the Property or the Improvements in the ordinary course of operating Mortgagor's Business), or if the Property or the Improvements or any portion thereof is assigned, transferred, conveyed, further mortgaged, encumbered, or otherwise changed (including any such changes as security for additional financing), whether voluntarily or involuntarily or by operation of law, without the prior written consent of Mortgagee, which consent may be given or withheld in Mortgagee's sole and absolute discretion, Mortgagee, at its option, may declare the Indebtedness Secured Hereby and all Obligations hereunder to be forthwith due, payable and performable. Without in any way limiting Mortgagee's rights of approval set forth above, Mortgagee may condition its consent, among other things, upon any one or more of: (1) approval of the financial condition and credit worthiness of the proposed transferee; (2) making such modifications to the Note, this Mortgage and other Loan Documents as Mortgagee may deem appropriate; (3) payment of a transfer fee not to exceed two percent (2%) of the then outstanding principal balance of the Note (or such lower fee as may be then required by law, if applicable); and (4) an increase in the interest rate under the Note, (but not in excess of the maximum rate increase then permitted by law, if applicable). If the interest rate is increased, any monthly installment payment under the Note shall be increased accordingly. In the event of any transfer under this section 3.13, either Mortgagor or the new owner shall pay all fees and expenses incurred thereby, including any costs of amending the Note, this Mortgage or any of the other Loan Documents, and of obtaining appropriate title insurance insuring and assuring the continued priority of the lien of this Mortgage. In addition, Mortgagee may charge an administrative fee for processing any application seeking the consent of Mortgagee. Notwithstanding the foregoing, Mortgagee will permit a one-time assumption of Mortgagor's obligations under the Note, this Mortgage, and the other Loan Documents subject to the satisfaction of each and every condition set forth in Section 3.13(a), as determined by Mortgagee in its sole discretion, except that -------------- the transfer fee identified above shall be one percent (1%) of the then outstanding principal balance of the Note for such one-time transfer only.

          (b) Any change in the legal or equitable title of the Property or the Improvements or in the beneficial ownership of the Property or the Improvements not expressly permitted herein, whether or not of record and whether or not for consideration or any change of any ownership interests (whether legal or equitable) in Mortgagor shall be deemed a transfer of title to the Property or Improvements. Notwithstanding the foregoing, transfers and changes in interest of legal entities which (1) comprise or control Mortgagor necessitated by devise or descent or (2) control Mortgagor, and which aggregate less than voting control and are made for estate planning purposes only shall not be considered a transfer of title. Mortgagor shall give prior written notice to Mortgagee of all proposed transfers of title to the Property or the Improvements or any portion thereof.

          (c) Except as otherwise expressly permitted herein, in the event ownership of the Property or the Improvements, or any part thereof, becomes vested in any person or entity other than Mortgagor, without the prior written approval of Mortgagee, Mortgagee may, without notice to Mortgagor, waive such default and deal with such successor or successors in interest with reference to this Mortgage, the Note and the other Loan Documents in the same manner as with Mortgagor, without prior approval or consent of Mortgagor and without in any way releasing, discharging or otherwise affecting the liability of Mortgagor hereunder for the Indebtedness Secured Hereby, or for payment or performance of any of the Obligations. No sale, transfer or conveyance of the Property or the Improvements, no forbearance on the part of Mortgagee, no extension of the time for the payment of the Indebtedness Secured Hereby or the performance or payment of the Obligations or any change in the terms thereof consented to by Mortgagee shall in any way whatsoever operate to release, discharge, modify, change or affect the original liability of Mortgagor herein, either in whole or in part, nor shall the full force and effect of this lien be altered thereby. Any deed conveying the Property, or the Improvements or any part thereof, shall provide that the grantee thereunder assumes all of the grantor's obligations under this Mortgage, the Note and the other Loan Documents but nothing herein shall be deemed to be a consent to any transfer. In the event such deed shall not contain such assumption, the grantee under such deed shall nevertheless be deemed to have assumed such obligations by acquiring the Property, the Improvements or such portion thereof subject to this Mortgage.

          (d) Mortgagor shall not voluntarily, involuntarily or by operation of law, sell, assign, transfer or otherwise dispose of the Collateral or any interest therein and shall not otherwise do or permit anything to be done or occur that may impair the Collateral as security hereunder except so long as no default or Event of Default has occurred and is continuing hereunder or under the Note or under any other Loan Documents: (1) Mortgagor shall be permitted to sell or otherwise dispose of the Collateral when absolutely worn out, inadequate, unserviceable or unnecessary for use in the operation of the Property or in the conduct of the Mortgagor's Business upon the Mortgaged Property replacing the same or substituting for the same other collateral at least equal in value, utility and quality to the initial value, utility and quality of that disposed of and in such a manner so that such replacement property shall be subject to the security interest created hereby and so that the security interest of Mortgagee hereunder shall be the first priority security interest therein; and (2) Mortgagor may sell items of inventory and goods in the ordinary course of Mortgagor's Business. In the event the Collateral is sold in connection with the sale of the Property, Mortgagor shall require, as a condition of the sale, that the buyer specifically agree to assume Mortgagor's obligations as to the security interest herein granted and to execute whatever agreements and filings deemed necessary by Mortgagee to maintain its perfected security interest in the Collateral but nothing herein shall be deemed to be a consent to any sale or transfer.

     3.14 Advances. If Mortgagor shall fail to perform any of the covenants herein contained or contained in the Note or any other Loan Documents, Mortgagee may, but without obligation to do so, make advances to perform same in Mortgagor's or on its behalf, and all sums so advanced shall be a lien upon the Mortgaged Property and shall be secured by this Mortgage. Mortgagor shall repay on demand all sums so advanced in its or Mortgagee's behalf with interest thereon at the Default Rate of interest under the Note from the time of such advance. Nothing herein contained shall prevent any such failure to perform on the part of Mortgagor from constituting a default or an Event of Default as defined below or under the Note or any other Loan Documents.

     3.15     Financial Statements/Records.

          (a) In addition to any reports required to be delivered to Mortgagee under the Note or other Loan Documents, Mortgagor shall deliver to Mortgagee, within ninety (90) days after the end of each of Mortgagor's fiscal years, an annual operating statement for the Mortgaged Property and all business activities conducted thereon or therefrom; a current detailed rent roll listing each tenant, the space and amount of space occupied, the annual rental, the rental rate per rentable square foot, the term of such tenant's Lease and the amount thereof remaining, the lease term expiration and execution dates, and all reimbursements, operating costs, expenses, rent, taxes and other sums paid and payable by such tenant; a report showing a breakdown of all items of revenue and expense; a balance sheet and statement of profit and loss with respect to the operation of the Mortgaged Property, setting forth with each fiscal year beginning with the second fiscal year in comparative form the figures for the previous fiscal year; together with satisfactory financial statements of Mortgagor, all in reasonable detail and in form satisfactory to Mortgagee, and certified as true, accurate, complete and correct by the sole member of Mortgagor or a certified public accountant acceptable to and approved in advance and in writing by Mortgagee. Mortgagor agrees to keep adequate books and records of account in accordance with generally accepted accounting principles consistently applied and to retain and hold such books and records for any given fiscal year for a period of at least six years after the expiration of such fiscal year. Mortgagor shall permit Mortgagee, and its agents, accountants and attorneys, to visit and inspect the Mortgaged Property and examine its books and records of account (which shall all be located at the Mortgaged Property), and to discuss its affairs, finances and accounts with Mortgagor, at such reasonable times as Mortgagee may request.

          (b) Mortgagor shall deliver to Mortgagee within ninety (90) days after the end of each of Mortgagor's fiscal years, the most recently available annual operating statements for Westinghouse Electric Company, LLC, Pitney Bowes Management Services Inc. and Asco Healthcare of New England, L.P., including a balance sheet, statement of income and statement of cash flows in form and detail satisfactory to Mortgagee, prepared by a certified public accountant acceptable to Mortgagee; provided, however, Mortgagor shall not be in default of its obligations under this paragraph (b) if Mortgagor timely requests and diligently pursues the delivery of the such financial information from each of such tenants of the Property, and, provided, further, that such financial information will only need to be prepared by a certified public accountant if so prepared by tenant and is made available to Mortgagor by such tenant.

          (c) Mortgagor shall deliver to Mortgagee within ninety (90) days after the end of each of Mortgagor's fiscal years, a balance sheet, statement of income and statement of cash flows for Griffin Land & Nurseries, Inc., a Delaware corporation, in accordance with GAAP and in detail satisfactory to Mortgagee, prepared by the chief financial officer (or other authorized officer) of Griffin Land & Nurseries, Inc., and reported upon by a certified public accountant acceptable to Lender.

          (d) In addition to the reports and financial statements referred to in
     Section 3.15(a) above or in any other Loan Documents, upon or at any time after the occurrence or existence of any default or Event of Default under this Mortgage or under any other Loan Documents which is not cured within the applicable cure period, and upon 60 days written demand from Mortgagee, Mortgagor shall cause to be delivered to Mortgagee along with the next reports and financial statements required above, consolidated audited financial statements of Mortgagor prepared and certified by an independent certified public accountant.

     3.16 Time. Mortgagor agrees that time is of the essence hereof in connection with all obligations of Mortgagor herein or in the Note or any other Loan Documents.

     3.17 Estoppel Certificates. Mortgagor, within ten days after written request from Mortgagee, shall furnish to Mortgagee a duly acknowledged and certified written statement setting forth the amount secured by this Mortgage, stating either that no setoffs or defenses exist against this Mortgage or the Indebtedness Secured Hereby or the Obligations or, if such setoffs or defenses are alleged to exist, the nature and description thereof and stating such other matters concerning the Note, this Mortgage, the other Loan Documents, the Mortgaged Property and/or Mortgagor as Mortgagee may request.

     3.18     [Intentionally Omitted]

     3.19     Environmental Compliance.

          (a) As used herein, the following terms shall have the following meanings:

               (i) "Hazardous materials" means any asbestos, PCB'S, formaldehyde, carcinogens, hydrocarbons or other petroleum products or by-products, harmful or toxic chemicals, pollutants, contaminants, flammable explosives, asbestos containing materials, radioactive or radon containing materials, or other gases, substances, chemicals, materials defined under federal, state or local laws and regulations (whether now existing or hereafter enacted, formulated or imposed) as "hazardous substances, " "hazardous materials," "hazardous waste, "toxic substances," "pollutants" or "contaminants."

               (ii) "Applicable environmental law(s)" means all statutes, laws, ordinances, acts, rules, regulations, decrees, and rulings of all Governmental Authorities which relate or pertain to health, safety, the environment or hazardous materials, including without limitation the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, 42 U.S.C.A. Sec. 9601 et seq. ("CERCLA"); the Resource Conservation and Recovery Act of 1976, 42 U.S. C.A. Sec. 6901 et seq.; the Hazardous and Solid Waste Amendments of 1984, 42 U.S.C.A. Sec. 6901 et seq.; the Hazardous Materials Transportation Act, 49 U.S.C.A. Sec. 1801 et seq.; the Toxic Substances Control Act, 15 U.S.C.A. Sec. 2601 et seq.; the Clean Air Act, 42 U.S.C.A. Sec. 7401 et seq.; the Clean Water Act, 33 U.S.C.A. Sec. 1251 et seq.; and all similar or related laws of the State of Connecticut, and all environmental regulation, cleaning or control laws of the State of Connecticut, all as amended from time to time.

               (iii) "Disposal," "release," "threatened release," "use," "storage," "disposition," and "manufacture" shall have the definitions assigned thereto by CERCLA or other applicable environmental laws.

          (b) Mortgagor hereby represents and warrants to Mortgagee that (i) to the best of Mortgagor's knowledge and belief the Mortgaged Property does not contain or incorporate and is not threatened with contamination from hazardous materials; (ii) to the best of Mortgagor's knowledge after due investigation, the Mortgaged Property has never been used in connection with the handling, generation, storage, disposal, manufacture or release of hazardous materials; (iii) to the best of Mortgagor's knowledge and belief there have been no releases and there are no threatened releases of hazardous materials on, onto, from, or under the Mortgaged Property; (iv) all current, and to the best of Mortgagor's knowledge after due investigation, all past uses of the Mortgaged Property comply with all applicable environmental laws; (v) Mortgagor has never received notice of, and has no knowledge of a violation of any applicable environmental law, and no action has been commenced or threatened for non-compliance with any such laws; (vi) Mortgagor has not obtained and is not required by any applicable environmental law to obtain any permit or license to construct or use the Mortgaged Property; (vii) the Mortgaged Property does not contain and, to the best of Mortgagor's knowledge after due investigation, has never contained an underground storage tank (including without limitation, a tank for which a permit to operate was obtained under the Underground Storage of Hazardous Substances Act or other applicable environmental law); (viii) to the best of Mortgagor's knowledge and belief no event has occurred which requires or required the owner of the Mortgaged Property to give any Governmental Authority notice of any spill, release, threatened release, disposal, disposition or existence of hazardous materials on, around, under or from the Mortgaged Property; and (ix) there has been no litigation brought or threatened against Mortgagor or to Mortgagor's knowledge after due investigation any prior owner of the Mortgaged Property, nor have any settlements been reached by or with Mortgagor or to Mortgagor's knowledge any other party alleging the presence, generation, disposal, disposition, release, or threatened release of any hazardous materials on, onto, from, or under the Mortgaged Property.

          (c) Mortgagor shall not use or permit the use (by lease or otherwise) of the Mortgaged Property for the generation, manufacture, release, transportation, treatment, handling, storage, or disposal of hazardous materials above the levels established from time to time by any applicable environmental law(s), or that violate any applicable environmental laws in any manner.

          (d) Mortgagor shall keep and maintain the Mortgaged Property and require all tenants, occupants, licensees and users of any portion of the Mortgaged Property to keep and maintain the Mortgaged Property in compliance with all applicable environmental laws.

          (e) Mortgagor shall clean up and lawfully dispose of all hazardous materials promptly upon discovery thereof.

          (f) Mortgagor shall provide Mortgagee with immediate written notice:
     (i) of Mortgagor's obtaining knowledge of any potential or known release, spill or threatened release of hazardous materials on, onto, from or under the Mortgaged Property, whether from a federal, state or other Governmental Authority, or otherwise; or (ii) of all claims made or threatened by any third party relating to any loss or injury from hazardous materials in, on, from, or under the Mortgaged Property.

          (g) Mortgagor shall report any release or spill of hazardous materials in accordance with applicable environmental laws.

          (h) Mortgagor shall promptly deliver to Mortgagee copies of any documents relating to any governmental proceedings relating to hazardous materials and all engineering reports, test reports and laboratory analyses concerning the hazardous materials affecting the Mortgaged Property.

          (i) If any Governmental Authority requires the investigation of the Mortgaged Property and/or groundwater for the existence of hazardous materials, or Mortgagee reasonably suspects or believes that there exists the threat of or there has been hazardous materials contamination of the Mortgaged Property and/or groundwater, Mortgagor, at its expense, shall promptly and thoroughly investigate the Mortgaged Property and/or groundwater for hazardous materials contamination. The professionals retained by Mortgagor and the scope of any such investigation shall be subject to Mortgagee's reasonable approval. In the event Mortgagor fails to complete an investigation for hazardous materials when required by this Section, or if a default or an Event of Default hereunder or under any other Loan Documents (or an event which but for the passage of time or giving of notice would constitute a default or an "Event of Default") occurs, Mortgagee may, in its sole and absolute discretion, enter the Mortgaged Property and conduct the investigation at the expense of Mortgagor, after giving not less than five days written notice to Mortgagor. Such investigation may include (i) obtaining one or more environmental assessments of the Mortgaged Property prepared by a geohydrologist, an independent engineer or other qualified consultant or expert evaluating or confirming whether any hazardous materials are present in, on, under or adjacent to the Mortgaged Property and (ii) whether the use and operation of the Mortgaged Property comply with applicable environmental laws. Environmental assessments may include detailed visual inspections of the Mortgaged Property including, without limitation, any and all storage areas, storage tanks, drains, dry wells and leaching areas, and the taking of soil samples, surface water samples and groundwater samples, as well as such other investigations, tests or analysis as are necessary or appropriate for a complete determination of the compliance of the Mortgaged Property and the use and operation thereof with all applicable environmental laws.

          (j) In the event of any change in the laws governing the assessment, existence, release or removal of hazardous materials, such as but not limited to, the identification of a new hazardous substance to be included in the definition of hazardous materials, which change would lead a prudent lender to require additional testing to avail itself of any statutory insurance or limited liability, Mortgagor shall take all such action (including, without limitation, the conducting of engineering tests at the sole expense of Mortgagor) to confirm that no hazardous materials are present on the Mortgaged Property.

          (k) Mortgagor shall permit Mortgagee or its agents to inspect the Property at any reasonable time upon five days' written notice.

          (l) Mortgagor hereby agrees unconditionally and absolutely to defend, indemnify and hold harmless Mortgagee and its directors, officers, employees, and agents from and against any and all damages, diminution in value, penalties, fines, losses, liabilities, causes of actions, suits, claims, demands, costs, investigatory costs, expert witness fees and costs, and expenses (including all out--of-pocket litigation costs and the reasonable fees and expenses of counsel and the costs and related expense of any clean-up or remediation) of any nature, directly or indirectly arising out of or in connection with: (i) the inaccuracy or incompleteness of any representation or warranty provided in this Section 3.19; (ii) the existence, use, generation, manufacture, migration, storage, spillage, release, threatened release, or disposal of hazardous materials on, onto, from or under the Mortgaged Property; or (iii) any failure by Mortgagor to comply with the terms of any order of any federal, state or local authority or Governmental Authority having regulatory authority over environmental matters. Mortgagor's obligations under this section shall survive the closing and disbursement of the funds evidenced by the Note, payment of the Note, payment and performance of the Obligations, any release, reconveyance, discharge or foreclosure of this Mortgage, conveyance by deed in lieu of foreclosure, transfer by trustee's sale, and any subsequent conveyance of the Mortgaged Property.

     3.20 Maintenance of Parking and Access. Mortgagor shall construct, keep and constantly maintain, as the case may be, all curbs, drives, parking lots or areas and the number of parking spaces previously approved by Mortgagee or required by any Governmental Authority or other body, agency or authority having jurisdiction over Mortgagor or the Property.

     3.21 Property Manager. The exclusive manager of the Mortgaged Property shall be Mortgagor or such other manager as may be obtained by Mortgagor and approved in advance and in writing by Mortgagee, which approval shall not be unreasonably withheld. The exclusive leasing agent of the Property and the Improvements, if other than the foregoing party, shall be first approved in writing by Mortgagee, which approval shall not be unreasonably withheld. The management and leasing contracts for the Mortgaged Property shall be satisfactory to and subject to the written approval of Mortgagee, which approval shall not be unreasonably withheld, and shall be subordinate to this Mortgage. Upon default in any of these requirements, which is not cured within the applicable cure period, if any, then the whole of the Indebtedness Secured Hereby and the payment of the Obligations shall, at the election of Mortgagee, become immediately due and payable, together with any default interest and late payment charges required by the Note, and Mortgagee shall be entitled to exercise any or all remedies provided for or referenced in this Mortgage or any other Loan Documents.

     3.22 Payment of Junior Encumbrances. Mortgagor shall not permit any default or delinquency under any other lien, Imposition, charge or encumbrance against the Mortgaged Property, even though junior and inferior to the lien of this Mortgage; provided, however, the foregoing shall not be construed to permit or to be Mortgagee's consent to any other liens or encumbrances against the Mortgaged Property, except as specifically permitted in this Mortgage.

     3.23 Alteration, Removal and Change in Use of Property Prohibited. Mortgagor agrees not to permit or suffer any of the following without the prior written consent of Mortgagee, which consent shall not be unreasonably withheld:

          (a) Any structural alteration of, or addition to, the Property or the Improvements as now or hereafter situated upon the Property or the addition of any new Improvements thereto, except for the erection of non load-bearing interior walls; or

          (b) The use of any of the Mortgaged Property other than for the operation of Mortgagor's Business; or

          (c) Any change in the present zoning classification of the Property.

     3.24 Conveyance of Mineral Rights Prohibited. Mortgagor agrees that the making of any oil, gas or mineral lease or the sale or conveyance of any oil, gas or mineral lease or the sale or conveyance of any mineral interest or right to explore for minerals under, through or upon the Property would impair the value of the Property; and that Mortgagor shall have no right, power or authority to lease the Property, or any part thereof, for oil, gas or other mineral purposes, or to grant, assign or convey any mineral interest of any nature, or the right to explore for oil, gas and other minerals, without first obtaining from Mortgagee express written permission therefor (which permission may be given or withheld in Mortgagee's sole and absolute discretion), which permission shall not be valid until recorded among the real property records of the Town in which the Property is situated. Mortgagor further agrees that if Mortgagor shall make, execute, or enter into any such lease or attempt to grant any such mineral rights without the prior written consent of Mortgagee, then Mortgagee shall have the option, without notice, to declare the same to be a default hereunder and to declare the Indebtedness Secured Hereby and all Obligations immediately due and payable. Whether Mortgagee shall consent to such lease or grant of mineral rights, Mortgagee shall receive the entire consideration to be paid for such lease or grant of mineral rights, with the same to be applied to the Indebtedness Secured Hereby, the Obligations or either of them, in such manner as Mortgagee may designate, notwithstanding the fact that the amount owing thereon may not then be due and payable or the said amounts are otherwise adequately secured; provided, however, that the acceptance of such consideration shall in no way impair the lien of this Mortgage on the Mortgaged Property.

     ARTICLE IV

     SECURITY AGREEMENT AND FINANCING STATEMENT
          UNDER UNIFORM COMMERCIAL CODE
     ----------------------------------

     4.01 Security Agreement and Financing Statement. To the extent any Collateral covered by this Mortgage consists of rights in action or personal property covered by the Uniform Commercial Code - Secured Transactions, this Mortgage constitutes a security agreement and financing statement as defined thereunder and Mortgagor hereby grants to Mortgagee a security interest in any Collateral.

     THIS MORTGAGE SHALL BE EFFECTIVE AS A FINANCING STATEMENT FILED AS A FIXTURE FILING WITH RESPECT TO ALL GOODS CONSTITUTING A PART OF THE COLLATERAL WHICH ARE OR ARE TO BECOME FIXTURES RELATED TO THE PROPERTY. FOR PURPOSES OF THE UCC THE FOLLOWING INFORMATION IS FURNISHED:

          (a) The name and address of the record fee owner of the real estate described in this instrument is the Mortgagor, whose full name and address are set forth in the second full paragraph on page one of this Mortgage and are incorporated herein by this reference;

          (b) The name and address of the Debtor is the Mortgagor, whose full name and address are set forth in the second full paragraph on page one of this Mortgage and are incorporated herein by this reference;

          (c) The name and address of the Secured Party is the Mortgagee, whose full name and address are set forth in the second full paragraph on page one of this Mortgage and are incorporated herein by this reference.

          (d) Information concerning the security interest evidenced by this instrument may be obtained from the Secured Party at its address above; and

          (e) This document also covers goods which are or are to become
     Fixtures.

     This Mortgage shall be self-operative with respect to any Collateral covered by this Mortgage which consists of rights in action or personal property covered by the Uniform Commercial Code - Secured Transactions, but Mortgagor agrees to execute and deliver on demand such security agreements, financing statements or other instruments as Mortgagee may request to impose the lien hereof more specifically upon any of such property and to pay the recording and/or filing fees associated therewith.

     4.02 Purchase Money Security Interests, Leases. If the lien of this Mortgage on any such property is now, or shall hereafter be, subject to a prior security interest covering such property, by reason of a purchase money security interest or otherwise, then in the event of any default hereunder, all the right, title and interest of Mortgagor in and to any and all deposits thereon is hereby assigned to Mortgagee, together with the benefit of any payments now or hereafter made thereon but nothing herein shall be deemed to be a consent to any prior security interest.

     In the event Mortgagor owns or acquires only a lessee's interest in any Personalty or Fixtures, then, in addition to the foregoing requirements, before any of such property is placed in, on or about the Property:

          (a) The written approval of Mortgagee to the leasing agreements under which Mortgagor owns or acquires such lessee's interest shall first be obtained, and

          (b) All consents of the lessor under any such leasing agreements to such security interest of Mortgagee, and all agreements of such lessor in favor of Mortgagee deemed necessary by Mortgagee, shall first be obtained to the satisfaction of Mortgagee.

          It is understood and agreed that, in order to protect Mortgagee from the effect of C.G.S.A. Sec.42a-9-313, as amended from time to time, in the event that Mortgagor intends to purchase any goods which may become Fixtures attached to the Property or the Improvements, or any part thereof, and such goods will be subject to a purchase money security interest held by a seller or any other Person:

               (i) Mortgagor shall, before executing any security agreement or other document evidencing such security interest, obtain the prior written approval of Mortgagee, and all requests for such written approval shall be in writing and contain the following information:

               (A) a description of the property to be replaced, added to, installed or substituted; and

               (B) the name and address of the proposed holder and proposed amount of the security interest.

               Mortgagor's execution of any such security agreement or other document evidencing such security interest without Mortgagee's prior written approval shall constitute an Event of Default hereunder and a default or Event of Default under the Note and other Loan Documents. No consent by Mortgagee pursuant to this subsection shall be deemed to constitute an agreement to subordinate any right of Mortgagee in Fixtures or other property covered by this Mortgage;

               (ii) If at any time Mortgagor fails to make any payment on an obligation secured by a purchase money security interest in any Personalty or any Fixtures, Mortgagee, at its option, may at any time pay the amount secured by such security interest. Any money paid by Mortgagee under this subsection, including any expenses, costs, charges and attorneys' fees incurred by Mortgagee shall be reimbursed to Mortgagee upon demand, shall be secured by this Mortgage and shall bear interest at the Default Rate (as defined under the Note) from the date advanced until paid. Mortgagee shall be subrogated to the rights of the holder of any such purchase money security interest in such Personalty or Fixtures.

               (iii) Mortgagee shall have the right to acquire by assignment from the holder of such security interest any and all contract rights, accounts receivable, negotiable or non-negotiable instruments, or other evidence of Mortgagor's indebtedness for such Personalty or Fixtures, and, upon acquiring such interest as assignee thereof, to enforce same in accordance with the terms and provisions of the U.C.C. and in accordance with any other provisions of law.

               (iv) Whether or not Mortgagee has paid the Indebtedness Secured Hereby or taken an assignment of such security interest, Mortgagor covenants to pay all sums and perform all obligations secured thereby, and if Mortgagor at any time shall be in default under such security agreement, it shall constitute an Event of Default under this Mortgage.

               (v) the provisions of sub-subsections (i), (ii), (iii), and (iv) above shall not apply if the goods which may become Fixtures are of at least equivalent value and quality as any property being replaced and if the rights of the party holding such security interest have been expressly subordinated, at no cost to Mortgagee, to the lien and security interest of this Mortgage in a manner satisfactory to Mortgagee.

     4.03 General. Mortgagor agrees that all property of every nature and description, whether real or personal, covered by this Mortgage, together with all personal property in which Mortgagee has a security interest by reason of a separate agreement or instrument, are encumbered as one unit, and that, upon the occurrence of any default or Event of Default under this Mortgage or under the Note or other Loan Documents, Mortgagee may, at Mortgagee's option, pursuant to C.G.S.A. Sec.42a-9-507, foreclose and sell all such property in the same proceeding, and all such property may, at Mortgagee's option, be sold as such in one unit as a going business. The filing or recording of any financing statement relating to the Fixtures, the Personalty or any other rights or interests generally or specifically described herein shall not be construed to diminish or alter any of Mortgagee's rights or priorities hereunder.

     Mortgagor and Mortgagee agree that nothing herein contained shall be construed as in any way derogating from or impairing the hereby stated intention of the parties that to the maximum extent permitted by law, everything used in connection with the production of income from the Mortgaged Property and/or adapted for the use therein and/or which is described or reflected in this Mortgage is, and at all times and for all purposes and in all proceedings, both legal or equitable, shall be regarded as, part of the real estate irrespective of whether (a) any such item is physically attached to the Improvements, (b) serial numbers are used for the better identification of certain equipment items capable of being thus identified in a recital contained therein or in any list filed with the Mortgagee, or (c) any such item is referred to or reflected in any financing statement filed at any time. Similarly, the mention in any financing statement of (i) the rights in or the proceeds of any fire and/or hazard insurance policy, or (ii) any award in eminent domain proceedings for a taking or for loss of value, or (iii) the Mortgagor's interest as lessor in any present or future Lease or rights to income growing out of the use and/or occupancy of the Property, whether pursuant to a Lease or otherwise shall never be construed as in anywise altering any of the rights of Mortgagee as determined by this instrument or impugning the priority of Mortgagee's lien granted hereby or by any other recorded document, but such mention in said financing statement is declared to be for the protection of Mortgagee in the event any court or judge shall at any time hold with respect to (a), (b) and (c) above that notice of Mortgagee's priority of interest to be effective against a particular class of person, including, but not limited to, the Federal Government, must be filed in the UCC Records. For purposes of treating this Mortgage as a security agreement and financing statement, Mortgagee shall be deemed to be the Secured Party and Mortgagor shall be deemed to be the Debtor.

     ARTICLE V

     LEASES AND RENTS
     ----------------

     5.01 Mortgagor to Comply with Leases. Mortgagor will, at its own cost and expense:

          (a) Faithfully abide by, perform and discharge each and every obligation, covenant and agreement under any Leases;

          (b) Enforce or secure the performance of each and every obligation, covenant, condition and agreement of each Lease by the tenants thereunder to be performed;

          (c) Not borrow against, pledge or further assign any Rents due under any Leases;

          (d) Not permit the prepayment of any Rents due under any Lease for more than thirty (30) days in advance nor anticipate, discount, compromise, forgive or waive any such Rents;

          (e) Not waive, excuse, condone or in any manner release or discharge any tenants of or from the obligations, covenants, conditions and agreements by said tenants to be performed under the Leases; and with respect to the Lease between Mortgagor and Asco Healthcare of New England, LP ("Asco") dated January 2, 2001 (the "Asco Lease"), Mortgagor shall not exercise the relocation option contained in Section 41 of the Asco Lease to relocate all or part of Asco's leased premises outside the Building (the "Asco Relocation Option") unless Mortgagor shall have obtained Mortgagee's prior written approval, and with respect to the Lease between Mortgagor and Pitney Bowes Management Services, Inc. ("Pitney Bowes") dated March 28, 2002 (the "Pitney Bowes Lease"), Mortgagor shall not agree to any leasing of expansion space pursuant to the expansion option contained in Section 43 of the Pitney Bowes Lease which would result in the relocation of all or any part of Pitney Bowes' 57,190 square feet of leased premises outside the Building (the "Pitney Bowes Expansion Option"), unless Mortgagor shall have obtained Mortgagee's prior written approval.

          (f) Not materially modify, alter or waive any Lease or any part or provision thereof, or to terminate or cancel any Lease, or any part or provision thereof, except as approved in advance and in writing from time to time by Mortgagee. In determining gross annual rental, all base or monthly rental, additional rental, operating costs payments or reimbursements, tax and insurance reimbursements and similar payments and charges payable by a tenant under a Lease shall be included. However, if during the term of a Lease, the Tenant thereunder is granted or entitled to any rental concessions (such as a free rent period) or any rental abatement, such concession or abatement shall be disregarded and gross annual rent shall be determined as if such concession or abatement had not been granted or given.

          (g) Promptly provide to Mortgagee executed copies of any Leases, and amendments, renewals or modifications to Leases entered into by Mortgagor from and after the date of this Mortgage; and

          (h) Submit to Mortgagee for Mortgagee's prior written approval any standard lease forms that Mortgagor uses or intends to use in connection with the Property.

     5.02 Mortgagee's Right to Perform under Leases. Should Mortgagor fail to perform, comply with or discharge any obligations of Mortgagor under any Lease or should Mortgagee become aware of or be notified by any tenant under any Lease of a failure on the part of Mortgagor to so perform, comply with or discharge its obligations under said Lease, Mortgagee may, but shall not be obligated to, and without further demand upon Mortgagor, and without waiving or releasing Mortgagor from any obligation contained in this Mortgage, remedy such failure, and Mortgagor agrees to repay upon demand all sums incurred by Mortgagee in remedying any such failure together with interest at the Default Rate (as defined under the Note). All such sums, together with interest as aforesaid shall become additional Indebtedness Secured Hereby, but no such advance shall be deemed to relieve the Mortgagor from any default hereunder.

     5.03 Absolute Assignment of Rents. Mortgagor does hereby absolutely and unconditionally assign and transfer unto Mortgagee all of its right, title and interest in and to all existing and future Leases and all of the Rents now due and which may hereafter become due, it being the intention of this Mortgage to establish an absolute transfer and assignment of all such right, title and interest under the Leases and all of the Rents unto the Mortgagee. The foregoing assignment shall extend to and cover any and all extensions and renewals of existing and future Leases and to any and all present and future rights against any guarantors of any such obligations. Notwithstanding the foregoing assignment, Mortgagee shall not be obligated to perform or discharge any obligation, duty or liability under any of the Leases, or under or by reason of the foregoing assignment, and Mortgagor shall and does hereby agree to indemnify, defend and to hold Mortgagee harmless for, from and against any liability, loss or damage which it might incur under any Lease or under or by reason of the foregoing assignment and from any claims and demands whatsoever which may be asserted against it by reason of any alleged obligation or undertaking on Mortgagee's part to perform or discharge any of the terms, covenants or agreements contained in the Leases; provided, however, that Mortgagor shall not be obligated to indemnity and hold harmless Mortgagee from any demands or claims caused solely by the gross negligence or willful misconduct of Mortgagee. In pursuance of the foregoing assignment, and not in lieu thereof, Mortgagor shall, on demand, give Mortgagee separate specific assignments of Rents and Leases covering some or all of the Leases, the terms of such assignments being incorporated herein by reference. Mortgagor does hereby irrevocably appoint Mortgagee its true and lawful attorney in its name and stead, which appointment is coupled with an interest, to collect all Rents; provided, Mortgagee grants Mortgagor the revocable license and privilege to collect the Rents unless and until a default or an Event of Default occurs or exists under this Mortgage or under the Note or any other Loan Document. During any period that Mortgagor's license to collect the Rents is in effect, Mortgagor shall hold all Rents collected by it in trust for the benefit of Mortgagee and shall use them in the following order of priority:

          (a) To payment of all attorney's fees and professional fees incurred by Mortgagee and to the reasonable fees of the independent contractor or receiver, if any, selected by Mortgagee or approved by a court;

          (b) To pay any real or personal property taxes on the Mortgaged Property that are not paid from Reserves;

          (c) To pay the premiums for insurance required to be maintained by Mortgagor pursuant to the provisions of this Mortgage to the extent not paid from Reserves;

          (d) To pay the costs of maintaining the Mortgaged Property in the condition required under Section 3.05 of this Mortgage;

          (e) To pay the principal of (including prepayment premiums and late charges, if any) and interest on the Indebtedness Secured Hereby and any other sums then due and owing under the Note, this Mortgage or any of the other Loan Documents; and

          (f) To pay the costs of performing or discharging any of Mortgagor's other obligations under this Mortgage.

Provided that no default or Event of Default then exists under the Note, this Mortgage or any of the other Loan Documents (and no event has occurred that, with the giving of notice or the passage of time would constitute such a default or Event of Default) after application of the Rents on a monthly basis as provided in (a) through (f) above, Mortgagor may retain any remaining monthly Rents for its account. Upon a default or an Event of Default under this Mortgage or under the Note or any other Loan Documents, and whether before or after the institution of proceedings to foreclose this Mortgage or during any period of redemption or reinstatement and without regard to waste, adequacy of the security or solvency of the Mortgagor, Mortgagee may revoke the revocable license and privilege granted Mortgagor hereunder to collect the Rents, and may, at its option, without notice in person or by agent, with or without taking possession of or entering the Property, with or without bringing any action or proceeding or by a receiver duly appointed, give, or require Mortgagor to give, notice to any or all tenants under any Lease authorizing and directing the tenant to pay such Rents to Mortgagee, such agent, or receiver as the case may be; collect all of the Rents; enforce the payment thereof and exercise all of the rights of the landlord under any Lease and all of the rights of Mortgagee hereunder; enter upon, take possession of, manage and operate the Mortgaged Property, or any part thereof; cancel, enforce or modify any Leases; fix or modify Rents; and do any acts which the Mortgagee deems proper to protect the security hereof. Mortgagor hereby expressly consents in advance to the appointment of a receiver applied for and selected by or for Mortgagee at any time upon or after a default or Event of Default under this Mortgage, under the Note or under any other Loan Documents whether or not foreclosure proceedings have been commenced or concluded and whether or not a foreclosure sale has occurred. Any Rents collected shall be applied to the costs and expenses of operation, management and collection, including reasonable attorneys' fees, to the payment of the fees and expenses of any agent or receiver so acting, to the costs incurred by the Mortgagee, including attorneys' fees, to the payment of taxes, assessments, insurance premiums and expenditures for the management, repair and upkeep of the Mortgaged Property, to the performance of landlord's obligations under any Leases and to the Indebtedness Secured Hereby and the Obligations all in such order, amounts and manner as the Mortgagee may require. The entering upon and taking possession of the Mortgaged Property, the collection of such Rents and the application thereof as aforesaid shall not cure or waive any default or Event of Default under this Mortgage or affect any notice of default or invalidate any act done pursuant to such notice nor in any way operate to prevent Mortgagee from pursuing any other remedy which it may now or hereafter have under the terms of this Mortgage or any other security given for the Indebtedness Secured Hereby nor shall it in any way be deemed to constitute Mortgagee to be a "mortgagee-in-possession". Each Lease shall at Mortgagee's option be filed for record in the local recording office of the town where the Property is located. Also, to the extent required by the Mortgagee, each tenant shall execute an estoppel certificate and acknowledge receipt of a notice of the assignment of its Lease, all satisfactory in form and content to the Mortgagee.

     ARTICLE VI

     EVENTS OF DEFAULT AND REMEDIES
     ------------------------------

     6.01 Events of Default. Each of the following shall be deemed to be an Event of Default hereunder ("Event of Default"):
          (a) Failure to pay the Indebtedness Secured Hereby or to make any payment of money or to pay, perform or discharge any monetary or financial obligation or any other Obligation on the date when the same is due in accordance with the terms of the Note, this Mortgage or any other Loan Documents.

          (b) Failure to deliver to Mortgagee any financial statements or reports as required hereunder or under the Note or any other Loan Documents where such failure is not remedied within fifteen (15) days.

          (c) Failure to perform any of the terms, covenants and conditions of the Note or the Obligations (except as provided in subsections (a) and (b) of this Section), this Mortgage or any of the other Loan Documents, provided that such default shall have continued for a period of 20 days after written notice of such default from Mortgagee, or, to the extent such performance cannot reasonably be completed within 20 days, for a period reasonably necessary to complete such performance not exceeding a total of 90 days.

          (d) The occurrence of a default or an Event of Default under any other document or instrument that now or hereafter evidences or secures payment of the Note.

          (e) Transfer of title to the Property or Improvements or encumbrance without the prior written consent of Mortgagee, as governed by the provisions of Section 3.13.

          (f) Breach, incorrectness or untruth of any warranties or representations contained herein, in the Note or any of the other Loan Documents where either: (i) such breach, incorrectness or untruth is intentional or fraudulent; or (ii) whether or not such breach, incorrectness or untruth is intentional or fraudulent, where such breach, incorrectness or untruth of such representation or warranty would have a material adverse impact on Mortgagee, Mortgagor, Mortgagor's Business, the Mortgaged Property, the ability of Mortgagor to pay or perform the Indebtedness Secured hereby or to pay or perform the Obligations, the ability of Mortgagor to perform under the Loan Documents, or any rights, benefits, powers or privileges of Mortgagee under this Mortgage, the Note or any of the other Loan Documents.

          (g) A default or event of default under, or institution of foreclosure or other proceedings to enforce, any second deed of trust or junior security interest, lien or encumbrance of any kind upon the Property or any portion thereof but nothing herein shall be deemed to consent to or approve of any second or junior deed of trust, security interest, lien or encumbrance.

          (h) Should Mortgagor, any other Person who is or may become liable for all or any part of the Indebtedness Secured Hereby, or any of their successors and assigns, including, without limitation, the then current owners of any interest in the Property:

               (i) File a petition under the Federal Bankruptcy Code or any similar law, state or federal, whether now or hereafter existing (hereafter referred to as a "Bankruptcy Proceeding"); or

               (ii) File or issue any answer or document admitting insolvency or inability to pay its debts; or

               (iii) Fail to obtain a vacation or stay of any involuntary Bankruptcy Proceeding within 60 days after the date filed, as hereinafter provided; or

               (iv) Be the subject of an order for relief against it in any Bankruptcy Proceeding; or

               (v) Have a custodian or trustee or receiver appointed for or have any court take jurisdiction of its property, or the major part thereof, in any involuntary proceeding for the purpose of reorganization, arrangement, dissolution, or liquidation if such trustee or receiver shall not be discharged or if such jurisdiction shall not be relinquished, vacated or stayed on appeal or otherwise within 60 days; or

               (vi) Make an assignment for the benefit of its creditors; or

               (vii) Admit its inability to pay its debts generally as they become due; or

               (viii) Consent to an appointment of a custodian, receiver or trustee of all of its property, or the major part thereof, or

          (i) Should Mortgagor or any obligated Person take action to authorize any actions set forth in (h) above.

          (j) Any written representation or disclosure (excluding any financial projections) made to Mortgagee by Mortgagor or any Guarantor in connection with or as an inducement to the making of the loan evidenced by the Note shall prove to be false or misleading in any material respect as of the time the same was made, whether or not any such representation or disclosure appears as part of this Mortgage; or

          (k) The abandonment of the Property by Mortgagor; or

          (l) The occurrence of any breach or event which is specified in any provision of this Mortgage as constituting an Event of Default; or

          (m) Any other event not described above shall occur which, under this Mortgage, or under the Note, or any other Loan Documents constitutes a default by Mortgagor hereunder or thereunder or gives Mortgagee the right to declare the Indebtedness Secured Hereby or the payment or performance of any of the Obligations, or any part thereof, to be immediately due and payable.

     The definition of "Event of Default" as set forth above is solely for purposes of determining when Mortgagee may pursue the remedies described in
Section 6.02 below.

Accordingly, in the event Mortgagor is in default of any provision of this Mortgage, the Note or any other Loan Document, then Mortgagee shall immediately have the right to exercise or pursue any other right or remedy available to Mortgagee under this Mortgage or at law or in equity without notice to, or demand upon Mortgagor (unless otherwise expressly provided herein) all of which rights and remedies shall be non-exclusive and cumulative and the pursuit of any such other remedies by Mortgagee shall not thereafter preclude Mortgagee from pursuing any of the remedies set forth in Section 6.02 below at such times as any Event of Default has occurred.

     6.02 Remedies. Upon or following the occurrence of any Event of Default Mortgagee shall have, at a minimum, the following rights and remedies:

          (a) Acceleration. Mortgagee may declare the entire Indebtedness Secured Hereby (if not then due and payable) and the Obligations to be due and payable immediately, and notwithstanding the stated maturity in the Note, or any of the Loan Documents, the Indebtedness Secured Hereby and the Obligations, shall thereupon become and be immediately due and payable.

          (b) Entry. Without regard to the value of the security, Mortgagee in person or by agent or by court-appointed receiver may enter upon, take possession of, manage and operate the Mortgaged Property or any part thereof and do all things necessary or appropriate in Mortgagee's sole, absolute, and uncontrolled discretion in connection therewith, including without limitation making and enforcing, and if the same are subject to modification or cancellation, modifying or canceling Leases upon such terms or conditions as Mortgagee deems proper, obtaining and evicting tenants, and fixing or modifying Rents, contracting for and making repairs and alterations, and doing any and all other acts which Mortgagee deems proper to protect the security hereof; and either with or without so taking possession, in its own name or in the name of Mortgagor, suing for or otherwise collecting and receiving the Rents, including those past due and unpaid, and applying the balance after paying costs and expenses of operation and collection, including reasonable attorneys' fees, upon any Indebtedness Secured Hereby or the Obligations, and in such order as Mortgagee may determine. Upon request of Mortgagee, Mortgagor shall assemble and make available to Mortgagee at the site of the Property any of the Mortgaged Property which has been removed therefrom. The entering upon and taking possession of the Mortgaged Property, or any part thereof, or the collection of any Rents and the application thereof as aforesaid shall not cure or waive any Event of Default theretofore or thereafter occurring or affect any notice of default hereunder or invalidate any act done pursuant to any such Event of Default or notice and, notwithstanding continuance in possession of the Property or any part thereof by Mortgagee, Mortgagor or a receiver, and the collection, receipt and application of the Rents, Mortgagee shall be entitled to exercise every right provided for in this Mortgage and/or the other Loan Documents or by law or in equity. Subject to any notice provisions and other provisions affording Mortgagor an opportunity to cure defaults hereunder, any and all such actions may be taken by Mortgagee irrespective of whether any notice of default or election to sell has been given hereunder and without regard to the adequacy of the security for the Indebtedness Secured Hereby. The exercise by Mortgagee of any of the remedies provided herein shall be deemed an acceleration pursuant to subsection (a) of this Section 6.02.

          (c) Judicial Action. Mortgagee may bring an action in any court of competent jurisdiction to foreclose this Mortgage as a realty mortgage or to enforce any of the covenants and agreements hereof which are specifically enforceable, and seek damages for the breach of other covenants and agreements.

          (d) Power of Sale. To the extent permitted by applicable law, Mortgagee may elect to cause the Mortgaged Property or any part thereof to be sold as follows:

               (i) Mortgagee may proceed as if all of the Mortgaged Property were real property, in accordance with sub-subsection (iii) below, or Mortgagee may elect to dispose of the Personalty in accordance with sub-subsection (ii) below, separate and apart from the sale of the remainder of the Mortgaged Property.

               (ii) Mortgagee may dispose of any of the Personalty in any manner now or hereafter permitted by the Uniform Commercial Code - Secured Transactions, or in accordance with any other remedy provided by law. Both Mortgagor and Mortgagee shall be eligible to purchase any part or all of such Personalty at any such disposition. Any such disposition may be either public or private, as Mortgagee may so elect, subject to the provisions of the UCC. Mortgagee shall give Mortgagor at least ten days prior written notice of the time and place of any public sale or other disposition of the Personalty or of the time at or after which any private sale or any other intended disposition is to be made, and such notice shall constitute commercially reasonable notice to Mortgagor.

               (iii) Mortgagee may elect to sell the Property, Fixtures, Improvements, Rents and Leases and any Personalty Mortgagee has elected to treat as real property under the power of sale herein granted in any manner permitted by applicable law. Upon such election, Mortgagee shall give such notice of default and election to sell as may then be required by law. Thereafter, upon the expiration of such time and the giving of such notice of sale as may then be required by law, and without the necessity of any demand on Mortgagor, Mortgagee, at the time and place specified in the notice of sale, shall sell such property or part thereof at public auction to the highest bidder for cash in lawful money of the United States. Mortgagee may from time to time postpone any sale hereunder by public announcement thereof at the time and place noticed therefor. If the Mortgaged Property consists of several lots, parcels or items of property, Mortgagee may designate the order in which such lots, parcels or items shall be offered for sale or sold. Any person, including Mortgagor or Mortgagee, may purchase at any public sale hereunder, and Mortgagee shall have the right to purchase at any public sale hereunder by crediting upon the bid price the amount of all or any part of the Indebtedness Secured Hereby and any other amounts permitted by law. Should Mortgagee desire that more than one sale or other disposition of the Mortgaged Property be conducted, Mortgagee may, at its option, cause the same to be conducted simultaneously, or successively, on the same day, or at such different days or times and in such order as Mortgagee may deem to be in its best interests, and no such sale shall terminate or otherwise affect the lien of this Mortgage on any part of the Mortgaged Property not sold until all Indebtedness Secured Hereby has been fully paid. Upon any sale hereunder, Mortgagee shall execute and deliver to the purchaser or purchasers a deed or deeds conveying the property so sold, but without any covenant or warranty whatsoever, express or implied, whereupon such purchaser or purchasers shall be let into immediate possession; and the recitals in any such deed or deeds of facts, such as default, the giving of notice of default and notice of sale, and other facts affecting the regularity or validity of such sale or disposition, shall be conclusive proof of the truth of such facts, and any such deed or deeds shall be conclusive against all persons as to such facts recited therein.

     6.03 Proceeds of Sale. Unless otherwise required by applicable law (Mortgagor hereby waives to the fullest extent permitted by law, any contrary provisions of applicable Connecticut law), the proceeds of any sale made under or by virtue of
Section 6.02, together with all other sums which then may be held by Mortgagee under this Mortgage whether under the provisions of this Article VI or otherwise, shall be applied as follows:

     FIRST: To the payment of the costs and expenses of any such sale, including the payment of the Mortgagee's reasonable attorney's fees, actually incurred; to the payment of all expenses, liabilities and advances made or incurred by Mortgagee under this Mortgage, together with interest on all advances made by Mortgagee at the Default Rate (as defined in the Note).

     SECOND: To the payment of any and all sums expended by Mortgagee under the terms of the Loan Documents, not then repaid, and all other sums (except advances of principal and interest thereon) required to be paid by Mortgagor pursuant to any provisions of this Mortgage, the Note or any of the other Loan Documents, together with interest thereon at the Default Rate (as defined under the Note).

     THIRD: To the payment of the entire Indebtedness Secured Hereby and the amount of the Obligations with interest thereon at the Default Rate (as defined under the Note) until the same is paid in full.

     FOURTH: The remainder, if any, to the Person or Persons legally entitled thereto.

     6.04 Waiver of Marshaling. Mortgagor, for itself and for all persons hereafter claiming through or under it or who may at any time hereafter become holders of liens junior to the lien of this Mortgage, hereby expressly waives and releases all rights (except as may be granted by the statutes of the State of Connecticut and that cannot be waived by Mortgagor) to direct the order in which any of the Mortgaged Property shall be sold in the event of any sale or sales pursuant hereto and to have any of the Mortgaged Property and/or any other property now or hereafter constituting security for any of the Indebtedness Secured Hereby or the Obligations marshalled upon any foreclosure of this Mortgage or the holding of a trustee's sale hereunder, or of any other security for any of said indebtedness.

     6.05 Remedies Cumulative. No remedy herein conferred upon or reserved to Mortgagee is intended to be exclusive of any other remedy herein or by law provided, but each shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute. No delay or omission of Mortgagee to exercise any right or power accruing upon any default or Event of Default shall impair any right or power or shall be construed to be a waiver of any default or Event of Default or any acquiescence therein; and every power and remedy given by this Mortgage to Mortgagee may be exercised from time to time as often as may be deemed expedient by Mortgagee. If there exists additional security for the payment of the Indebtedness Secured Hereby or the payment or performance of the Obligations, Mortgagee at its sole option, and without limiting or affecting any of its rights or remedies hereunder, may exercise any of the rights and remedies to which it may be entitled hereunder either concurrently with whatever rights and remedies it may have in connection with such other security or in such order as it may determine. Any application of any amounts or any portion thereof held by Mortgagee at any time as additional security hereunder, to any of the Indebtedness Secured Hereby or any of the Obligations shall not extend or postpone the due dates of any payments due from Mortgagor to Mortgagee hereunder or under the Note or any of the other Loan Documents, or change the amounts of any such payments or otherwise be construed to cure or waive any default or Event of Default or notice of default hereunder or invalidate any act done pursuant to any such Event of Default or notice.

     6.06 Waiver by Mortgagor. Except as otherwise expressly set forth herein, Mortgagor and all Persons who are or may be or become liable to pay all or any part of the Indebtedness Secured Hereby waive any requirements of presentment, demands for payment, notices of nonpayment or late payment, protest, notices of protest, notices of dishonor and all other formalities. Mortgagor and all Persons who are or may become liable to pay all or any part of the Indebtedness Secured Hereby waive all rights and/or privileges it or they might otherwise have to require Mortgagee to proceed against or exhaust the assets encumbered hereby or by any other Loan Document or instrument securing the Note or the Obligations or to proceed against any Person who is or may become liable to pay all or any part of the Indebtedness Secured Hereby, or to pursue any other remedy available to Mortgagee in any particular manner or order under the legal or equitable doctrine or principle of marshalling and/or suretyship, and further agree that Mortgagee may proceed against any or all of the assets encumbered hereby or by any other Loan Document, in such order and manner as Mortgagee in its sole discretion may determine.

     6.07 Additional Rights and Remedies. In the event Mortgagor fails or refuses to surrender possession of the Mortgaged Property after any foreclosure, Mortgagor shall be deemed a tenant at sufferance, subject to eviction by means of forcible entry and detainer proceedings, provided that this remedy is not exclusive or in derogation of any other right or remedy available to Mortgagee.

     ARTICLE VII

     MISCELLANEOUS
     -------------

     7.01 Taxation of Note and Mortgage. If at any time before the Indebtedness Secured Hereby is fully paid and the Obligations fully paid and performed, any law be enacted, deducting from the value of real estate, for the purposes of taxation, any lien thereon, or revising or changing in any way the laws now in force for the taxation of deeds of trust or bonds, or the debts secured hereby, for state or local purposes, or the manner of collection of such taxes, so as to affect adversely this Mortgage or the Indebtedness Secured Hereby, or the owner and holder thereof in respect thereto, then this Mortgage and the Indebtedness Secured Hereby and the Obligations shall at the option of Mortgagee without notice to any party, become immediately due and payable. If any such law should be enacted and to the extent permitted by such law, Mortgagor shall have the opportunity of paying to Mortgagee the amount of any additional cost or taxes to Mortgagee from such law. Mortgagor, upon demand by the Mortgagee, shall pay such taxes or assessments, or reimburse Mortgagee therefor, in which case Mortgagee shall not have the right to declare the Indebtedness Secured Hereby and the Obligations to be immediately due and payable; provided, however, that Mortgagor shall not have the right to pay to or reimburse Mortgagee for such taxes or assessments if in the opinion of counsel for Mortgagee: (a) it might be unlawful to require Mortgagor to make such payment; or (b) the making of such payment might result in the imposition of interest beyond the maximum amount permitted by law. In such event, Mortgagee may elect, by notice in writing given to Mortgagor, to declare all of the Indebtedness Secured Hereby and the Obligations to be and become due and payable sixty (60) days from the giving of such notice. Notwithstanding the foregoing, it is understood and agreed that Mortgagor shall not be obligated to pay any portion of Mortgagee's state and/or federal income tax.

     7.02     Non-Waiver.

          (a) By accepting payment of any sum secured hereby after its due date or altered performance of the Indebtedness Secured Hereby or any of the Obligations, Mortgagee shall not waive its right against any person obligated directly or indirectly hereunder or with respect to any Indebtedness Secured Hereby or any Obligations, either to require prompt payment when due of all other sums so secured or to take remedy for failure to make such prompt payment or full or unaltered performance. No exercise of any right or remedy by Mortgagor or Mortgagee hereunder shall constitute a waiver of any other right or remedy herein contained or provided by law.

          (b) No delay or omission of Mortgagor or Mortgagee in the exercise or any right, power or remedy accruing hereunder or arising otherwise shall impair any such right, power or remedy, or be construed to be a waiver of any default or acquiescence therein.

          (c) Receipt of Rents, awards, and any other monies or evidences thereof, pursuant to the provisions of this Mortgage and any disposition of the same by Mortgagee shall not constitute a waiver of the right of foreclosure or a trustee's sale by Mortgagee upon the occurrence of an Event of Default or failure of performance by Mortgagor of any covenant or agreement contained herein, in the Note, or in any of the other Loan Documents.

     7.03 Protection of Security. Should Mortgagor fail to make any payment or to perform any covenant as herein provided, Mortgagee (but without obligation so to do and without notice to or demand upon Mortgagor and without releasing Mortgagor from any obligation hereon) may: (a) make or do the same in the manner and to such extent as Mortgagee may deem necessary to protect the security hereof, Mortgagee being authorized to enter upon the Mortgaged Property for such purposes; (b) commence, appear in and defend any action or proceeding purporting to affect the security hereof or the rights or powers of Mortgagee; or (c) pay, purchase, contest, or compromise any encumbrance, charge or lien which in the reasonable judgment of Mortgagee is prior or superior hereto and, in exercising any such power, incur any liability and expend whatever amounts in its reasonable discretion may deem necessary therefor, including cost of evidence of title and reasonable counsel fees. Any expenditures in connection herewith shall constitute an advance hereunder and shall be immediately due and payable upon demand and shall bear interest from the date made until paid at the Default Rate (as defined under the Note).

     7.04 Rule of Construction. When the identity of the parties hereto or other circumstances make it appropriate, as used in this Mortgage, any gender shall include any other gender, and the singular number shall include the plural. The headings of each article, section or subsection herein are for information and convenience only and do not limit or construe the contents of any provision hereof. The language in all parts of this Mortgage shall be in all cases construed simply, according to its fair meaning and not for or against Mortgagor or Mortgagee, regardless of which party drafted the particular language which is being construed, both parties having been represented by adequate counsel.

     7.05 Severability. If any term of this Mortgage or the application thereof to any Person or circumstances, shall to any extent, be invalid or unenforceable, the remainder of this Mortgage or the application of such term to Persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected thereby, and each term of this Mortgage shall be valid and enforceable to the fullest extent permitted by law.

     7.06 Successors In Interest. This Mortgage applies to, inures to the benefit of, and is binding not only on the parties hereto, but also on their heirs, executors, administrators, successors and assigns (but nothing herein shall be construed as or deemed to constitute Mortgagee's consent to any sale, transfer or conveyance of the Mortgaged Property or any interest in Mortgagor). All obligations of Mortgagor hereunder and any Persons who are or may become liable to pay the Indebtedness Secured Hereby or any portion thereof are joint and several.

     7.07 Notices. All notices to be given by Mortgagee to Mortgagor or by Mortgagor to Mortgagee pursuant to this Mortgage shall be sufficient if mailed either (a) by postage prepaid, U.S. certified or registered mail, return receipt requested, or (b) by delivery to a nationally recognized overnight delivery service, to the following described addresses of the parties hereto, or to such other address as a party may request in writing: (1) If to Mortgagor, then at its address first set forth above in this Mortgage; and (2) if to Mortgagee, then to 5400 University Avenue, West Des Moines, Iowa 50266, ATTN: Real Estate and Commercial Mortgage Manager; with a copy to Morain, Burlingame, Pugh & Koop, 5400 University Avenue, West Des Moines, Iowa 50266. Any time period provided in the giving of any notice hereunder shall commence upon the date such notice is deposited in the mail or upon the date delivered to said overnight delivery service, as the case may be.

     7.08 Modifications. This Mortgage may not be amended, modified or changed nor shall any waiver of any provision hereof be effective, except only by an instrument in writing and signed by the party against whom enforcement of any waiver, amendment, change, modification or discharge is sought.

     7.09 Governing Law. This Mortgage shall be construed according to and governed by the laws of the State of Connecticut (excluding the choice of law provisions thereof).

     7.10 Waiver of Jury Trial. After consultation with counsel, Mortgagor and any Person who is or may become liable to pay or perform the Indebtedness Secured Hereby or any of the Obligations (or portions thereof) hereby knowingly, voluntarily, and intentionally waive any right Mortgagor or any Person who is or may become liable to pay or perform the Indebtedness Secured Hereby or any of the Obligations (or portions thereof) may have to a trial by jury with respect to any litigation based upon this Mortgage, or arising out of, under or in connection with the Note, any other Loan Documents, or any other instrument relating to the subject matter hereof or any course of conduct, course of dealing, statements (whether verbal or written) or action of Mortgagee, of Mortgagor, or of any Person who is or may become liable to pay or perform the Indebtedness Secured Hereby or any one or more of the Obligations and acknowledges that this provision is a material inducement for the Mortgagee making the loan evidenced by the Note.

     7.11 Captions. The captions set forth at the beginning of the various Sections of this Mortgage are for convenience only and shall not be used to interpret or construe the provisions of this Mortgage.

     7.12 Mortgagor Not Released. Extension of the time for payment or modification of the terms of payment of any sums secured by this Mortgage granted by Mortgagee to any successor in interest of Mortgagor shall not operate to release, in any manner, the liability of the original Mortgagor. Mortgagee shall not be required to commence proceedings against such successor or refuse to extend time for payment or otherwise modify the terms of payment of the sums secured by this Mortgage by reason of any demand made by the original Mortgagor. Without affecting the liability of any person, including Mortgagor, for the payment of any Indebtedness Secured Hereby, or the lien of this Mortgage on the remainder of the Mortgaged Property for the full amount of any such indebtedness unpaid, Mortgagee is empowered as follows: Mortgagee may from time to time and without notice: (a) release any person liable for the payment of any of the Indebtedness Secured Hereby or the Obligations, (b) extend the time or, with the consent of Mortgagor, otherwise alter the terms of payment of any of the Indebtedness Secured Hereby or the Obligations, (c) accept additional real or personal property of any kind as security therefor, whether evidenced by deeds of trust, mortgages, security agreements or any other instruments of security,
(d) alter, substitute or release any property securing the Indebtedness Secured Hereby or the Obligations, (e) consent to the making of any map or plat of the Property or any part thereof, (f) join in granting any easement or creating any restriction thereon, (g) join in any subordination or other agreement affecting this Mortgage or the lien or charge hereof, or (h) reconvey, without any warranty, all or any part of the Mortgaged Property.

     7.13 Statute of Limitations. The pleading of any statute of limitations as a defense to any and all obligations secured by this Mortgage is hereby waived to the fullest extent permitted by law by Mortgagor.

     7.14 Consent. Wherever any consent or approval of Mortgagee is required hereunder, then, unless otherwise specifically provided herein, such consent or approval may be given or withheld in Mortgagee's sole and absolute discretion. The granting or withholding of consent by Mortgagee to any transaction as required by the terms hereof shall not be deemed a waiver of the right to require consent to future or successive transactions.

     7.15     Intentionally omitted.

     7.16 Concerning Information Supplied, Representations and Warranties. Mortgagor warrants that all documents and all information supplied or hereafter supplied to Mortgagee concerning Mortgagor or the Mortgaged Property are and will continue to be true, correct, complete and without material adverse change until the Indebtedness Secured Hereby and all Obligations have been paid and performed in full. Mortgagor agrees to promptly notify Mortgagee in writing of any material adverse changes in any of the foregoing. All representations, warranties, covenants and agreements of Mortgagor made herein or in any certificate or other documents delivered to Mortgagee by or on behalf of Mortgagor or any Guarantor shall be deemed to have been relied upon by Mortgagee notwithstanding any investigation heretofore or hereafter made by Mortgagee or on its behalf, and shall continue in full force and effect as long as any of the Indebtedness Secured Hereby remains unpaid or any of the Obligations remain unpaid or unperformed.

     7.17 Further Assurances. Mortgagor will, upon request of Mortgagee, promptly correct any defect, error or omission which may be discovered in the contents of this Mortgage or in the execution or acknowledgment hereof, and will execute, acknowledge and deliver such further instruments and do such further acts as may be necessary or as may be reasonably requested by Mortgagee to carry out more effectively the purposes of this Mortgage, to subject to the lien and security interest hereby created any of Mortgagor's properties, rights or interests covered or intended to be covered hereby, and to perfect and maintain such lien and security interest.

     7.18 Attorneys' Fees. In the event that it becomes necessary for Mortgagee to employ legal counsel or to take legal action to collect the Indebtedness Secured Hereby or the Obligations or otherwise to enforce any provision hereof, or to protect any of Mortgagee's rights hereunder, Mortgagor and all Persons who are or may become liable to pay or perform all or part of the Indebtedness Secured Hereby and/or any one or more of the Obligations agree to pay to Mortgagee, in addition to taxable costs of any legal proceeding or action, reasonable attorneys' fees actually incurred by Mortgagee, and all costs of preparation and conduct of such proceedings, including costs of title searches, trustee sale guaranties and title policy commitments, all of which shall be a lien upon the Mortgaged Property, secured by this Mortgage and shall bear interest from the date of expenditure by Mortgagee until paid at the Default Rate (as defined under the Note).

     7.19 Subrogation. Mortgagee shall be subrogated to the lien notwithstanding its release of record, of any prior mortgage, deed of trust or other lien or encumbrance paid or discharged from the proceeds of the Note or from any other advance made by Mortgagee.

     7.20 No Merger. It being the desire and intention of the parties hereto that this Mortgage and the lien hereof do not merge in fee simple title to the Mortgaged Property, it is hereby understood and agreed that should the Mortgagee acquire an additional or other interests in or to the Mortgaged Property or the ownership thereof, then, unless a contrary intent is manifested by the Mortgagee as evidenced by an express statement to that effect in appropriate document duly recorded, this Mortgage and the lien hereof shall not merge in the fee simple title, toward the end that this Mortgage may be foreclosed as if owned by a stranger to the fee simple title.

     7.21 Mortgagee Not a Joint Venturer or Partner. Mortgagor and Mortgagee acknowledge and agree that in no event shall Mortgagee be deemed to be a partner or joint venturer or member of a joint enterprise with Mortgagor. Without limitation of the foregoing, Mortgagee shall not be deemed to be such partner or joint venturer on account of its becoming a mortgage-in-possession or exercising any rights pursuant to this Mortgage, the Note or any of the other Loan Documents.

     7.22 No Third Party Benefits. This Mortgage, the Note and the other Loan Documents are made for the sole benefit of Mortgagor and Mortgagee, and no other party shall have any legal interest of any kind under or by reason of any of the foregoing. Whether or not Mortgagee elects to employ any or all of the rights, powers or remedies available to it under any of the foregoing, Mortgagee shall have no obligation or liability of any kind to any third party by reason of any of the foregoing or any of Mortgagee's actions or omissions pursuant thereto or otherwise in connection with this Mortgage.

     7.23 No Offset. All sums comprising the Indebtedness Secured Hereby or the Obligations payable by Mortgagor shall be paid without notice, demand, offset, deduction, counterclaim, defense, abatement, suspension, diminution or reduction. Mortgagor's obligation to do so shall not be released, discharged or otherwise diminished by reason of: (a) any damage to or destruction of, or any condemnation or similar taking of, the Mortgaged Property or any portion thereof; (b) any restriction or prevention of, or interference with, the use of the Mortgaged Property or any portion thereof; (c) any title defect or encumbrance, or any eviction from the Mortgaged Property or any portion thereof by the holder of superior title or otherwise; (d) any bankruptcy, insolvency, reorganization, composition, dissolution, liquidation or similar proceeding relating to Mortgagor or Mortgagee, or any action taken with respect to this Mortgage by any trustee or receiver of Mortgagor or Mortgagee, or by any court, in any such proceeding; (e) any claim that Mortgagor may now or in the future have against Mortgagee; (f) any default or failure on the part of Mortgagee to perform or comply with any of the terms of this Mortgage or any other agreement with Mortgagor; or (g) any other similar occurrence.

     7.24     Maximum Interest Payable.

          (a) Regardless of any provision contained in this Mortgage, the Note or in any other Loan Document, Mortgagee shall never be entitled to receive, collect or apply as interest on the Note or on any other sums secured hereby, any amount in excess of the Highest Lawful Rate (hereinafter defined) and, in the event Mortgagee ever receives, collects or applies as interest any such excess, such amount which would be excessive interest shall be deemed a partial prepayment of principal under the Note or, at Mortgagee's sole option, as a payment of any other sums or Obligations owed or owing under this Mortgage or any other Loan Documents, and shall be treated as such; and, if the principal of the Note and any other sums or Obligation owed or owing under this Mortgage, the Note or other Loan Documents shall have been paid in full, any remaining excess shall forthwith be paid to Mortgagor. In determining whether or not the interest paid or payable, under any specific contingency, exceeds the Highest Lawful Rate, Mortgagor and Mortgagee shall, to the maximum extent permitted under applicable law, (i) characterize any nonprincipal payment as an expense, fee or premium rather than as interest, (ii) exclude voluntary prepayments and the effects thereof, and (iii) amortize, prorate, allocate and spread, in equal parts, the total amount of interest throughout the entire contemplated term of the Note so that the interest rate is uniform throughout the entire term thereof; provided that if the Note and all other sums or Obligations hereunder or under the Note and other Loan Documents are paid and performed in full prior to the end of the full contemplated term thereof, and if the interest received for the actual period of existence thereof exceeds the Highest Lawful Rate, Mortgagee shall refund to Mortgagor the amount of such excess or credit the amount of such excess against the principal of the Note or any sums or Obligations yet to be paid hereunder or under the Note or other Loan Documents, and, in such event, Mortgagee shall not be subject to any penalties provided by any laws for contracting for, charging or receiving in excess of the Highest Lawful Rate. "Highest Lawful Rate" shall mean the maximum rate of interest which Mortgagee is allowed to contract for, charge, take, reserve or receive under applicable law after taking into account, to the extent required by applicable law, any and all relevant payments or charges under the Note; provided, however, that if, after the date hereof, the Highest Lawful Rate is decreased from that existing on the date hereof, such decrease shall not be applicable hereto or to the Note or the other Loan Documents unless such decrease is by law made retroactively applicable hereto, or to the Note, the Obligations and the other Loan Documents.

          (b) All fees, charges or other sums (collectively "Additional Sums") paid or to be paid by Mortgagor to Mortgagee or the holder of the Note, whether pursuant to the Note, this Mortgage or the other Loan Documents or otherwise which, under applicable law, may be deemed to be in the nature of interest with respect to such indebtedness, shall, for the purpose of any applicable law which may limit the maximum rate or interest that may be charged with respect to such indebtedness, be payable by Mortgagor as, and shall be deemed to be, additional interest which additional interest Mortgagor covenants and agrees to pay. For such purposes only, the agreed upon and contracted rates of interest above shall be deemed to be increased to reflect the Additional Sums as interest, which rate(s) of interest Mortgagor hereby covenants and agrees to pay.

     7.25 Participation. Mortgagor acknowledges that Mortgagee may wish, and shall have the right, to have one or more participants (and to sell participation interests) in the rights of Mortgagee under the Note, this Mortgage and the other Loan Documents or any one or more of them. Mortgagor agrees that, if so requested by Mortgagee, it will cause all insurance policies, bonds, binders and commitments (including, without limitation, casualty insurance and title insurance) required by this Mortgage to be delivered to Mortgagee to name as additional insureds or obligees such participants as Mortgagee may request. Unless Mortgagor consents in writing to the contrary, despite any participation in the Notes, this Mortgage or the other Loan Documents, or any one or more of them, Mortgagor shall be entitled to deal directly with the Mortgagee and need not deal directly with any participant of Mortgagee in all matters relating to the foregoing.

     7.26 Accounts. To the extent that the Uniform Commercial Code - Secured Transactions does not apply to the Reserves or the proceeds thereof, Mortgagor hereby pledges and assigns to Mortgagee all of its right, title and interest in and to the Reserves and the proceeds thereof as additional security for the payment of the Indebtedness Secured Hereby and the payment and performance of the Obligations.

     7.27 Integration. This Mortgage (and, to the extent referred to herein, the Note and the other Loan Documents) constitutes the full and complete integrated agreement with respect to the subject matter hereof and supersedes any prior or contemporaneous oral or written agreements, including, but not limited to, that certain commitment letter dated June 14, 2002 from Holder to Mr. Tim Harwood, L.J. Melody & Company as amended by letter agreement from Holder to Mr. Tim Harwood dated June 26, 2002 (the "Commitment Letter"). Mortgagor acknowledges that the Commitment Letter may contain terms and provisions different than or in addition to those set forth in this Mortgage, the Note or the other Loan Documents or that this Mortgage, the Note or the other Loan Documents may contain provisions not set forth in the Commitment Letter. By signing this Mortgage, Mortgagor agrees that any such different or additional terms or provisions are superseded by the provisions of this Mortgage, the Note and the other Loan Documents (except that nothing in the foregoing shall supersede any provisions of the Commitment Letter obligating Mortgagor to pay or reimburse to Mortgagee any fees, deposits, costs or expenses in connection with the loan made by Mortgagee to Mortgagor that is evidenced by the Note and such provisions shall remain binding on Mortgagor).

     7.28 Waiver. Mortgagor hereby represents, covenants and agrees that it is engaged primarily in commercial pursuits, that the proceeds of the note shall be used for general commercial purposes (and not for any personal, family or household purchase, acquisition or use) and that the loan is a "commercial transaction" within the meaning of section 52-278a(a) of the connecticut general statutes (rev. 1958), as amended.

     Mortgagor hereby waives all rights to notice, prior judicial hearing or court order under section 52-278a et seq. Of the connecticut general statutes (rev. 1958) as amended or under any other state or federal law with respect to any and all prejudgment remedies the mortgagee may employ to enforce its rights and remedies hereunder. Further, mortgagor hereby waives, to the extent permitted by law, the benefits of all valuation, appraisements, homestead, exemption, stay, redemption and moratorium laws, which are now in force or may hereafter become laws.


     ARTICLE VIII

     LIMITATIONS OF LIABILITY
     ------------------------

     8.01 Limitation on Personal Liability. Anything contained in any provision of this Mortgage to the contrary notwithstanding (but subject to subsection 8.02 below), if any foreclosure proceeding is brought under the provisions of this Mortgage or otherwise to enforce such provisions or those of the Note, or if Mortgagor is otherwise in default under this Mortgage, the Mortgagee shall not be entitled to take any action to procure any money judgment or any deficiency decree against Mortgagor, its manager, agents or members (excluding, however, the liability of any such parties under any separate guaranty or indemnity agreements), it being understood and agreed that Mortgagee's recourse hereunder and under the Note shall be limited to Mortgagor's interest in the Mortgaged Property, land, Improvements, furnishings, Fixtures, equipment and other real and personal property encumbered by or on which a security interest, lien or encumbrance is granted or taken pursuant to this Mortgage and other Loan Documents, as well as to the enforcement of the lien created by this Mortgage and to the Collateral and other security held by the Mortgagee; provided, however, that nothing in the provisions of this Article VIII shall be deemed to limit, alter or impair the enforceability of the rights and remedies of Mortgagee hereunder or under any such provisions, against the Mortgaged Property or against any other property which may from time to time be given to Mortgagee as security for the performance of Mortgagor's obligations hereunder or under the provisions of the Note or any other Loan Document, nor shall any provision of this Article VIII alter, impair or affect the personal liability of any Person who is or may be or become liable to pay or perform all or any part of the Indebtedness Secured Hereby or any of the Obligations.

     8.02 Personal Recourse Obligations. Notwithstanding the provisions of subsection 8.01, the provisions of this Article VIII limiting Mortgagor's liability shall be null and void and of no force and effect and Mortgagor and all of Mortgagor's assets shall be fully liable for, and subject to, judgments and deficiency decrees arising from and to the extent of any loss or costs or damages suffered by Mortgagee as a result of or in connection with any one or more of the following:

          (a) Mortgagor misapplying any insurance or condemnation proceeds;

          (b) any act of fraud of Mortgagor (or any trustee, beneficiary, shareholder, member, or general partner of Mortgagor) or any fraudulent statement contained herein, in the Note or in any of the other Loan Documents or in any other agreement, certificate or instrument delivered pursuant thereto or in connection therewith;

          (c) any material misrepresentation of Mortgagor or any trustee, beneficiary, shareholder, member or general partner of Mortgagor in connection with the Mortgaged Property or any material misrepresentation contained herein, in the Note or in any of the other Loan Documents or in any other agreement, certificate or instrument delivered pursuant to or in connection therewith;

          (d) Mortgagor collecting Rents more than one (1) month in advance; or Mortgagor failing to apply Rents in the manner and for the purposes provided for herein and in any other Loan Document, subject, however, to the operation of Section 5.03 which may result in Mortgagor being permitted to retain a portion of the monthly Rents for its own account; or Mortgagor exercising the Asco Relocation Option with the result that Asco relocates all or a portion of its leased premises outside the Building; or Mortgagor exercising the Pitney Bowes Expansion Option with the result that Pitney Bowes relocates all or any portion of its 57,190 square feet of leased premises outside the Building.

          (e) Mortgagor misapplying any security deposits made under any Lease;

          (f) Mortgagor failing to comply with the Section 3.19 above or any other provision hereof or of any other Loan Document relating to compliance with applicable environmental laws and/or Legal Requirements;

          (g) Any diminution in value of the Mortgaged Property arising from the waste (either actual or permissive) of Mortgagor;

          (h) The amount of any deductible amount under a policy of insurance relating to the Mortgaged Property;

          (i) The failure of Mortgagor to maintain in effect any insurance required under this Mortgage (except the failure to maintain earthquake insurance if Mortgagor is otherwise in compliance with its obligations to maintain the other insurance coverages required by the Loan Documents); or the failure of Mortgagor to pay any taxes and/or assessments required to be paid under this Mortgage or under any other Loan Documents (but only with respect to those taxes and assessments which are due prior to the date that Mortgagee acquires fee title to the Property; and further provided that any Rents received by Mortgagee in excess of the scheduled principal and interest payments due under the Note shall be applied first to any unpaid real estate taxes and other municipal assessments which are due and payable with respect to the Property;

          (j) The filing by Mortgagor of any petition for bankruptcy, reorganization or arrangement pursuant to federal or state law, or the consent to or acquiescence in such filing by or with respect to Mortgagor, or if Mortgagor shall institute any proceeding for the dissolution or liquidation of Mortgagor, or if Mortgagor shall make an assignment for the benefit of creditors;

          (k) Mortgagor making any payment to any person to the extent such payment shall be deemed to be a fraudulent conveyance under applicable laws; or

          (l) The failure of Mortgagor to complete the construction items on the punchlist attached as Exhibit B to the Tenant Estoppel Certificate from Pitney Bowes Management Services, Inc. to Lender dated as of September 6, 2002 (the "Pitney Bowes Estoppel") which are Mortgagor's responsibility pursuant to the Pitney Bowes Lease (and pay for the same), all in an timely manner in accordance with the provisions of the Pitney Bowes Lease.

Further, nothing herein contained shall be deemed to limit, vary, modify or amend any obligation owed to Mortgagee under that certain Environmental Certification and Indemnity Agreement of even date herewith executed by Mortgagor and Griffin Land & Nurseries, Inc. ("Griffin Land") in favor of Mortgagee, that certain Guaranty of even date herewith executed by Mortgagor and
Griffin Land in favor of Mortgagee.   Notwithstanding the foregoing, Mortgagee
agrees that if it has actual knowledge of the existence of an "Environmental Condition" (as defined below) at the time that Mortgagee plans either to begin a foreclosure of this Mortgage or to seek to take control of the property by appointing a receiver, then prior to the Mortgagee's filing of either (1) a foreclosure complaint or (2) a motion for the appointment of a receiver in connection therewith, Mortgagee shall have the option (to be exercised in its sole discretion) to provide a written offer to Mortgagor and Griffin Land to repay the Indebtedness Secured Herby in full within thirty (30) days of delivery of such written offer. Such repayment shall be accompanied by a prepayment fee equal to 1% of the then outstanding balance of the Indebtedness Secured hereby. In the event Mortgagee tenders such an offer, the Environmental Indemnity Agreement of even date herewith (the "Environmental Indemnity Agreement") executed in connection with the loan evidenced by the Note shall remain fully effective (whether or not Griffin Land or Mortgagor so repays the loan); provided, however, that if Mortgagee fails to tender such an offer under the circumstances described above, the environmental indemnity agreements of Griffin Land and Mortgagor in the Environmental Indemnity Agreement and Mortgage Section 3.19(l) shall no longer apply with respect to the Environmental Condition only, but shall remain in full force and effect as to all other environmental conditions and all other liabilities contained in any Loan Documents. As utilized herein, "Environmental Condition" shall mean any environmental spill, release, contamination or other environmental condition with respect to the Mortgaged Property which (i) occurs after the closing of the loan, (ii) has not been caused or permitted by Mortgagor or Griffin Land; and (iii) of which Mortgagee has actual knowledge.

     IN WITNESS WHEREOF, Mortgagor has caused this instrument to be executed and delivered as of the date first written above.

Witnessed By:

                              MORTGAGOR:

                              TRADEPORT DEVELOPMENT I, LLC

                              By:     River Bend Associates, Inc.
                                      its Sole Member


                                   By: /S/ Anthony J. Galici
                                   Name:  Anthony J. Galici
                                   Title:  Vice President and
                                           Secretary


STATE OF CONNECTICUT     )
                         ) ss. Hartford
COUNTY OF HARTFORD       )


     On this the 17th day of September, 2002, before me, the undersigned officer, personally appeared Anthony J. Galici, known to me (or satisfactorily proven) to be the person whose name is subscribed to the within instrument, and acknowledged himself to be a Vice President of River Bend Associates, Inc., member of Tradeport Development I, LLC, a limited liability company, and that he, as such Vice President, being authorized so to do, executed the foregoing instrument as the free act and deed of the company for the purposes contained therein by signing the name of the company by himself as such officer.

     In witness whereof, I hereunto set my hand.



                               /S/ Irwin Hausman
                               Commissioner of the Superior Court
                               Notary Public
[Affix Notarial Seal]          My Commission Expires:


     EXHIBIT "A"

     Legal Description



Parcel I:
known as 20 International Drive

ALL THAT CERTAIN PIECE OR PARCEL OF LAND with buildings and improvements located thereon situated on the westerly side of International Drive in the Town of Windsor, County of Hartford and State of Connecticut, being more particularly bounded and described as follows:

     Beginning at a point on the Westerly line of International Drive, at its approximate intersection with the East Granby/Windsor town line and which point marks the Northeasterly corner of the herein described parcel, the lines run: thence, S 14 -10'-51" W along the Westerly line of International Drive, a distance of 607.30 feet to a point; thence, by a curve to the right having a radius of 1375.00 feet and delta angle of 32 -35'-38" along the Westerly line of International Drive an arc distance of 782.20 feet to a point; thence, along a curve to the right having a radius of 24.12 feet and delta angle of 94 -17'-02" along the Northerly line of Stone Road an arc distance of 39.70 feet to a point; thence, N 41 -06'-10" W along the Northerly line of Stone Road, a distance of 345.01 feet to a point; thence, along a curve to the right having a radius of 25.00 feet and delta angle of 90 -00'-00" along the Easterly line of Stone Road an arc distance of 39.27 feet to a point; thence, along a curve to the left having a radius of
     425.00 feet and delta angle of 34 -13'-33" along the Easterly line of Stone Road an arc distance of 253.87 feet to a point; thence, N 14 -40'-18" E along the Easterly line of Stone Road, a distance of 200.00 feet to a point; thence, N 14 -40'-18" E along the Easterly line of Stone Road, a distance of 639.72 feet to a point; thence, S 81 -34'-52" E along land now or formerly of Griffin Land and Nurseries, a distance of 460.48 feet to the point or place of beginning.

     Together with the rights and benefits, if any, set forth in a Declaration of Covenants and Restrictions Easements of Use and to Use by Culbro Corporation dated January 31, 1992 and recorded in Volume 867 at Page 4 of the Windsor Land Records and an Ingress and Egress Easement dated May 7, 2002 and recorded in Volume 1326 at Page 138 of the Windsor Land Records.

     Said premises are also shown on a map entitled "Plan Prepared for Griffin Land & Nurseries, Inc., 20 International Drive, Windsor, Connecticut, ALTA/ACSM Land Title Survey Scale: 1"=80' Date: 1-7-2002, Design: RED Draft: SLH
Project: 01335 ACAD: 01335.DWG Sheet No. 1 of 1" made by Meehan & Goodin Engineers - Surveyors, P.C., on file in the Office of the Town Clerk of the said Town of Windsor.


                           LEGAL DESCRIPTION CONTINUED

Parcel II:
known  as  25  International  Drive

ALL THAT CERTAIN PIECE OR PARCEL OF LAND with buildings and improvements located thereon situated on the easterly side of International Drive in the Town of Windsor, County of Hartford and State of Connecticut, being more particularly bounded and described as follows:

     Beginning at a point along the Easterly street line of International Drive which point marks the Northwest corner of the herein described parcel and Southwest of land now or formerly of Griffin Land and Nurseries, Inc., 15 International Drive, the lines run: thence, S 45 -38'-23" E, a distance of
     91.12 feet to a point; and thence, S 71 -33'-29" E, a distance of 415.52 feet to a point, the last two courses run along land now or formally of Griffin Land and Nurseries, Inc., 15 International Drive; thence, S 14 -53'-38" W a distance of 629.32 feet to a point along land now or formerly of John F. and Mary Ann Miliski, 18 Larch Drive, Karen H. Marquis and Patricia Dineen, 20 Larch Drive, Stanley Prot, 24 Larch Drive, Kenneth Cosker, 28 Larch Drive, Edward Bolasevitch and Janice Johnston, 32 Larch Drive, Clifton C. and Donalda M. Good, 36 Larch Drive, Arthur R. and Ronald
     C. Coons, 40 Larch Drive, and Charlotte C. Johnston, 44 Larch Drive, partly by each; thence, S 85 -27'-13" W, a distance of 152.46 feet to a point; thence, N 65 -48'-03" W, a distance of 252.60 feet to a point; thence, N 71 -42'-11" W, a distance of 81.43 feet to a point, the last three courses run along land now or formerly of Griffin Land and Nurseries, Inc., 35 International Drive; thence, along a curve to the left having a radius of 1475.00 feet and a delta angle of 05 -34'-24" and a distance of 143.48 feet to a point; thence, N 12 -43'-25" E, a distance of 561.91 feet to a point, the last three courses run along the Easterly street line of International Drive to the point or place of beginning.

     Together with the rights and benefits, if any, set forth in a Reciprocal Easement Agreement as dated May 6, 1999 and recorded on May 14, 1999 in Volume 1195 at Page 90 of the Windsor Land Records.

     Said  premises  are  also  described  as  follows:

     A certain piece or parcel of land situated in the Town of Windsor, County of Hartford and State of Connecticut shown and designated as 25 International Drive Parcel Area = 322,904 S.F. = 7.41 Acres on a certain map entitled "RESUBDIVISION PLAN PREPARED FOR GRIFFIN LAND 25 & 35 INTERNATIONAL DRIVE WINDSOR, CONN.", Scale: 1 IN. = 50 FT., Date: 3-22-99, Revised 3-31-99, 4-08-99
and 4-19-99, prepared by Alford Associates, Inc., Civil Engineers, Windsor, Connecticut, which map is on file in the Windsor Town Clerk's Office as Map No 4727.


     EXHIBIT "B"

     Permitted Title Exceptions


AS TO 20 INTERNATIONAL DRIVE:

     1. Caveat, Deferred Outlet Charge by the Metropolitan District dated August 16, 1992 and recorded in Volume 902 at Page 267 of the Windsor Land Records.

     2. Terms and Conditions of an Easement Agreement by and between River Bend Associates, Inc. and Griffin Land & Nurseries, Inc. dated April 23, 2002 and recorded in Volume 1326 at Page 138 of the Windsor Land Records.

     3. The possible effect of the following matters as shown on a survey entitled, "Plan Prepared for Tradeport Development 1, LLC 10 International Drive Windsor, Conn" prepared by Meehan & Goodin Engineers - Surveyors, dated 1-7-2002, revised to 8-21-02:

               a. Unrecorded "Easement in favor of Town of Windsor for Future Road Widening"

AS TO 25 INTERNATIONAL DRIVE:


     4. Caveat, Deferred Outlet Charge by the Metropolitan District dated September 15, 1992 and recorded in Volume 902 at Page 266 of the Windsor Land Records.

     5. Reciprocal Easement Agreement by and between Griffin Land & Nurseries. Inc. and River Bend Associates, Inc. dated May 6, 1999 and recorded on May 14, 1999 in Volume 1195 at Page 90 of the Windsor Land Records, as shown on a survey of the property by Wilson M. Alford, Jr. dated March 30, 1999 and last revised on June 22, 1999 as referred to in the Legal Description.


     6. Connection Charge Agreement by and between River Bend Associates, Inc. and Metropolitan District dated June 11, 2001 and recorded in Volume 1279 at Page 370 of the Windsor Land Records.


Exhibit 10.22

September  30,  2002

VIA  E-mail
Mr. Frederick M. Danziger
President
Griffin Land & Nurseries, Inc.
One Rockefeller Plaza
Suite 2301
New  York,  NY  10020

RE:     5  &  7  Waterside  Crossing
     Windsor,  CT   06095  (the  "Property")
     ---------------------------------------

Dear  Mike:

As per our previous conversations regarding the above-referenced property, we submit the following binding Letter of Agreement terms for your approval. If these terms are acceptable, we will have our legal department commence the formal documentation process.

     Property:      USAA  Real  Estate Company's  70%  ownership  interest  (the
                    "Partnership Interest") in USGC Joint Venture - current owner of the Property.

     Conveyance:    Conveyance  of  the Partnership Interest shall be by written assignment from USAA to Buyer, with appropriate representations that the Partnership Interest is conveyed free and clear of all liens, encumbrances, and/or claims of any third party. In addition to title, USAA shall provide appropriate representations that the conveyance of the Partnership Interest is authorized, valid and binding on USAA, will not result in a default or breach of any agreement to which USAA is a party, and that no consent or authorization of any third party or governmental authority is necessary.

Purchase  Price:    $8,650,000  (U.S.)  plus/(minus) 70% of the non real estate net assets/(liabilities) of USGC Joint Venture as of the closing date, including, but not limited to, Cash, Trade
                    Receivables, Trade Payables. In addition, all real estate adjustments will be allocated and adjusted between Buyer and Seller as of the closing date (with rent and additional rent being adjusted in the same manner and method as per the now terminated contract for the Property with HRPT Properties
                    Trust) based upon a hypothetical sale of the Property on that date, with Seller being entitled to (obligated for) 70% of the assets (liabilities) of the Property accruing and applicable to the period prior to the closing date. Buyer shall be entitled to (obligated for) 30% of the Property assets (liabilities) accruing and applicable prior to the closing date and shall be entitled to (obligated for) 100% of the Property assets (liabilities) from and after the closing date.

Terms: All-cash to USAA Real Estate Company. However, Seller Acknowledges that Buyer may desire to finance its acquisition of the Partnership Interest by mortgaging the Property. While a financing contingency is specifically not a condition to this transaction, Seller agrees (without additional cost to Seller, and without deferring the closing date) to cooperate with Buyer in all reasonable ways in order to effectuate such financing, including, without limitation, closing in escrow with the title company in order to permit the simultaneous conveyance and mortgaging of the Property.

Buyer:              Griffin  Land  &  Nurseries,  Inc.  or  its  affiliate

Inspection Period:  None

Closing: No later than December 5, 2002. If closing does not occur on or before this date for any reason other than a Seller default, Seller may, at its sole discretion and as its sole remedy, elect to collect the Earnest Money, together with accrued interest, terminate this transaction, and begin marketing the Property to other investors.

Earnest Money:      $1,000,000 (U.S.) to be deposited by Buyer with Commonwealth
                    Land  Title Insurance Company no later than Thursday October
                    3, 2002. Earnest Money shall be held in an interest bearing account and shall be nonrefundable for any reason other than a Seller default, but shall be applied together with accrued interest to the Purchase Price at Closing.

Closing  Costs:     Other  than  Broker's  Fees,  all  closing  costs  including attorneys fees will be allocated 70% to Seller and 30% to Buyer. Notwithstanding the foregoing, controlling interest transfer taxes payable on the transfer of the Partnership
                    Interest in excess of $96,015.00 shall be 100% Seller's responsibility. In addition, at closing Buyer shall be entitled to a credit of $7,741.00 (70% of the cost, net of any commission, of an owner's title insurance policy in the amount of $12,360,000.00).

Broker's  Fees:     Both  parties  acknowledge that there are no brokerage firms involved  in  this  transaction  other than CB Richard Ellis
                    (CBRE). Seller shall be responsible for payment of a commission to CBRE in the amount of no more than 1.50% of the Purchase Price. Each party shall indemnify the other for the claim of any broker or other party claiming any fee or commission arising out of acts of the contemplated transaction.

Operation of
Property/Joint
Venture: From the date hereof to and until the Closing, the Property and the Joint Venture shall continue to be operated and managed in the ordinary course of business, consistent with past practice, provided, however, that neither the Joint Venture nor either Buyer or Seller shall (without the written consent of both) encumber or otherwise change the status of title to the Property in any manner, modify or amend any lease, contract or other agreement of any nature with respect to the Property, or cause the Joint Venture to enter into any contract, agreement or indebtedness of any nature.


THIS LETTER OF AGREEMENT IS INTENDED TO BE BINDING ON BOTH PARTIES HERETO AND IS FOR THE PURPOSE OF OUTLINING OUR AGREEMENT ON THE POINTS COVERED HEREIN. BOTH PARTIES SHALL BE BOUND BY THIS LETTER OF AGREEMENT AND HAVE THE OBLIGATION TO PURSUE GOOD FAITH NEGOTIATION AND EXECUTION OF A MORE FORMAL PURCHASE AND SALE AGREEMENT. SELLER AND BUYER ACKNOWLEDGE THAT EACH IS RELYING ON THE ENFORCEABILITY OF THE FOREGOING AGREEMENTS IN PROCEEDING WITH THIS TRANSACTION. SELLER ACKNOWLEDGES RECEIPT OF TEN AND NO/100 DOLLARS AND OTHER GOOD AND VALUABLE CONSIDERATION FROM BUYER AS CONSIDERATION FOR THIS LETTER OF AGREEMENT. THE SIGNATURE OF BUYER AND SELLER BELOW REPRESENTS AUTHORITY TO SIGN ON BEHALF OF EACH RESPECTIVELY.

We are looking forward to proceeding with the aforementioned transaction. Please indicate your acceptance of the terms of this binding Letter of Agreement by signing a copy of this letter and returning it to us no later than 5:00 PM CST, Tuesday, October 1, 2002.


Sincerely,

/S/ Susan Wallace

Susan  Wallace
Vice  President
USAA  Real  Estate  Company




Agreed  and  Accepted  this  1st  day  of  October,  2002


Purchaser:

Griffin  Land  &  Nurseries,  Inc.,
a  Delaware  corporation


By: /S/ Frederick M. Danziger
Name: Frederick M. Danziger
Title: President