Form 10-K
period 2002-11-30
GRIFFIN LAND & NURSERIES INC
filed 2003-02-28
CIK 1037390

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29288

GRIFFIN LAND & NURSERIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0868496 (I.R.S. Employer Identification No.)
One Rockefeller Plaza New York, New York (Address of principal executive offices)	10020 (Zip Code)
(212) 218-7910 (Registrant's Telephone Number, Including Area Code)
SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 par value	Nasdaq National Market

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Securities Exchange Act of 1934)  Yes ☐    No ☒

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant, was approximately $26,873,000 based on the closing sales price on the Nasdaq National Market on February 26, 2003. Shares of Common Stock held by each executive officer, director, and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 26, 2003, 4,864,916 shares of common stock were outstanding.

PART 1

ITEM 1. BUSINESS

        Griffin Land & Nurseries, Inc. ("Griffin") and its subsidiaries comprise principally a landscape nursery and a real estate business. Griffin is engaged in two principal lines of business: (1) the landscape nursery products business, comprised of the growing of containerized landscape nursery products for sale principally to retail garden center operators, landscape nursery mass merchandisers and wholesale sales and service centers, whose main customers are landscape contractors; and (2) the real estate business, comprised of (x) the ownership, construction, leasing and management of commercial and industrial properties and (y) the development of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts. On January 26, 2001, a portion of the landscape nursery products business which had related to the operation of wholesale sales and service centers (the "SSCs") was sold to Shemin Nurseries, Inc. ("Shemin"). Griffin holds an approximately 14% interest in the equity of Shemin Acquisition Corp. ("Acquisition"), the parent company of Shemin, acquired as part of the sale. The investment in Acquisition is accounted for under the cost method of accounting for investments. Griffin also owns an approximately 35% interest (32% fully diluted) in Centaur Communications, Ltd. ("Centaur"), a United Kingdom magazine and information services publisher which is accounted for under the equity method of accounting, and has a lesser interest in Linguaphone Group plc ("Linguaphone"), a designer and distributor of language teaching materials based in the United Kingdom, which is accounted for under the cost method of accounting for investments.

Landscape Nursery Business

        The landscape nursery operations of Griffin are operated by its wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial is a grower and, to a small extent, broker of wholesale landscape nursery stock. The landscape nursery industry is extremely fragmented. Imperial believes that its sales volume places it among the twenty largest landscape nursery growers in the country. On January 26, 2001, Imperial completed the sale of its SSCs, which provided most of Imperial's operating profit in prior years. As a result of the sale, the central overhead of Imperial, which could be reduced only in part, is now borne entirely by the growing operation.

        Imperial's container growing operations are located on land owned by Griffin in Connecticut (approximately 455 acres currently used) and land owned by Imperial in northern Florida (approximately 450 acres currently used). The Florida growing operation is currently completing its planned expansion on adjacent lands owned by Imperial. Upon completion of current plans, the Florida farm will use approximately 490 acres. At that time, substantially all of the useable contiguous lands suitable for the container growing operations in Connecticut and a large portion of such lands in northern Florida will be in use. The Florida farm has also improved and expanded its shipping docks and customer service facilities and is improving its irrigation and water recycling operations. Imperial's inventories consist of container-grown plants on these two farms. The largest products of Imperial are evergreens, flowering shrubs and hollies in Florida and rhododendron, evergreens and flowering shrubs in Connecticut. Other major product categories in Florida include juniper, trees, perennials and crape myrtle. During 2000, a decision was made to reduce materially the number of azalea and juniper to be grown in Florida and to increase the number of larger plants of several varieties in Florida including leyland cypress, some varieties of deciduous shrubs, crape myrtle and trees. In Connecticut, alberta spruce, perennials and trees are other major products. Container-grown product is held principally from one to five years prior to its sale by Imperial. Over the past four years, Imperial substantially increased its production and sales of perennials which have a much shorter growing cycle than most of the rest of Imperial's products. Because many perennials were grown for sale by the SSCs, after the sale of the SSCs, the number of perennials being grown has been reduced starting in 2002. Commencing in 2003, Imperial will be selling some smaller perennials and a number of other products as one of several licensed growers under the "Novalis" trade name, and also in association with P. Allen Smith, an author and garden show host.

        Imperial is reviewing a variety of approaches to increase the return on assets for its growing operations, including changes in the relative quantities of some products currently grown and proposed to be grown and also possible changes in the potting and growing cycle for some of its containerized production. Some of these programs are also directed at developing faster growing products and improved soil mixes. A substantial portion of the products which are part of the expanded Florida production will be of larger sizes requiring an extended growing cycle. The major investment in nursery growing assets in the current cycle of planned investment in Florida was substantially completed during 2002. Imperial is currently planning to expand its field grown liner program in Connecticut on land owned by Griffin and is also considering some other products and product sizes for both sales in its existing markets and expanding the market area served by the Florida farm. Any such changes, if successful, taking into account the growing cycles of the related plants, will take a substantial period to be reflected in results of operations to any material extent. Imperial's growing operation incurred charges for inventory losses above normal levels of approximately $1.8 million in 2002 and $0.6 million in 2001. These charges were due principally to crop failures and poor results from the propagation of new plants in Florida.

        The growing operations serve a market comprised principally of retail garden center operators, landscape nursery mass merchandisers and wholesale sales and service centers. Shemin, the purchaser of Imperial's SSCs, has a contract to purchase some Imperial grown product during 2003. Imperial's major markets are in the Northeast, Mid-Atlantic, the northern portion of the Southeast and the Midwest. Imperial may seek to expand its distribution in parts of the Southeast. Nursery sales are extremely seasonal, peaking in Spring, and are strongly affected by commercial and residential building activity and are materially affected by weather conditions, particularly in the Spring planting season. Drought conditions in the Mid-Atlantic and Northeast areas adversely affected sales of Imperial in the 2002 season as did excessive rain and cold in the Midwest. Prices and competition in 2003 are expected to be affected by product grown by Imperial and others which was not sold, when expected, last year. Competition may also reflect the weakened financial condition of at least one major grower and by the weakened financial conditions of some customers of Imperial.

        Imperial's sales are made to a large variety of customers. In fiscal 2002, sales to Shemin represented 10.1% of Imperial's total sales. Imperial's supply agreement with Shemin, entered into in conjunction with the sale of the SSCs to Shemin, expires on December 31, 2003. Imperial expects to continue to be a supplier to Shemin, although not necessarily at the same sales level, after the supply agreement terminates. There were no other customers in fiscal 2001 and fiscal 2000 that represented more than 10% of Imperial's annual sales in those years.

        Imperial has increased its containerized growing capacity to meet the potential volume and quality needs of its customers and to capitalize on expected growth in the Mid-Atlantic and Midwest markets. Imperial also expects to seek to expand its sales in the Southeast. Shipping capacity in Florida has also been increased, but may require some additional peaking capacity. In coming years, Imperial expects that a higher portion of its shipping will be made on trucks outfitted with shelves, which will increase shipping expenses. Over the last two years, additional sales support has been provided to the farming operation, and in future years, additional sales support may be required to be provided to mass merchandisers.

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

Real Estate Business

        Griffin's real estate division, Griffin Land, is directly engaged in the real estate development business on portions of its land in Connecticut. Griffin Land develops portions of its properties for industrial, commercial and residential use. Griffin Land may also endeavor to sell some of its non-core land without obtaining development approvals. Additionally, in future years, Griffin Land may seek to acquire and develop on land not presently owned. The headquarters for this operation is in Bloomfield, Connecticut.

        For several years, the real estate market in the Hartford area, particularly that in the northwest quadrant where the majority of Griffin's acreage is located, was depressed by a number of factors, including the decline of employment in the manufacturing and financial services industries. In 2000, there was some recovery in this market, including some recovery in the office portion of this market, which had been particularly weak. During 2001, in the area of Griffin's properties, there was not a significant change in the vacancy rates of office space, but Griffin Land and a joint venture, in which Griffin Land owned a 30% interest, succeeded in leasing 42,000 square feet of office space (a portion with occupancy and rent commencing in 2002) and Griffin Land delivered to tenants approximately 235,000 square feet (net of vacated space) of industrial and flex space. In 2002, an increase in the amount of industrial space leased was partially offset by a reduction in the net amount of office and flex space leased by Griffin Land. There can be no assurance as to the condition of the real estate market in this region in the near future. Current projections, made by analysts, show little growth for this market during 2003, particularly in office space, where lease terms are generally five years or fewer. Despite the employment decline in the manufacturing and financial services industries, the unemployment rate in the area is quite low. Griffin Land's development of its land is also affected by land planning issues, particularly in the town of Simsbury, Connecticut.

  Commercial and Industrial Developments

  New England Tradeport

        A significant amount of Griffin Land's current commercial and industrial development efforts are focused on a 600 acre tract owned by Griffin Land near Bradley International Airport and Interstate 91 known as the New England Tradeport. To date, approximately 395,000 square feet of warehouse and light manufacturing space has been completed, of which approximately 380,000 (96%) is occupied, and a bottling and distribution plant has been built by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin Land. Leases covering approximately 31.0% of the currently leased space in New England Tradeport expire prior to December 31, 2004. Griffin Land has begun site work for a new approximately 115,000 square foot warehouse which it expects to complete in 2003. The only currently vacant spaces are 10,000 and 5,000 square feet, respectively, in one older industrial building owned by Griffin Land.

        Griffin Land has a state traffic control certificate for the development of 1.3 million square feet in the New England Tradeport. Griffin Land intends to continue to direct its primary efforts in the industrial properties portion of its real estate business toward construction and leasing of light industrial and warehouse facilities at the New England Tradeport. Future development in the New England Tradeport may require investment in off-site infrastructure on behalf of Windsor, Connecticut and improvement of some state or town roads. At present, $13.9 million is invested in buildings at New England Tradeport and $2.7 million is invested in the undeveloped land there. All of Griffin Land's existing buildings at New England Tradeport are currently mortgaged for an aggregate of approximately $15.6 million.

  Griffin Center and Griffin Center South

        Griffin's other substantial development is the combination of Griffin Center in Windsor, Connecticut and Griffin Center South in Bloomfield, Connecticut. Together these master planned developments comprise approximately 600 acres, approximately 63% of which have been developed with approximately 2,165,000 square feet of office and industrial space.

        Griffin Center currently includes ten corporate office buildings built by Griffin Land. Griffin Land currently owns two office buildings which have an aggregate of 161,000 square feet in the Griffin Center office complex. Through fiscal 2002, those buildings were owned by a joint venture in which Griffin Land held a 30% interest. Griffin Land purchased the remaining 70% interest in December 2002 for approximately $8.8 million. Occupancy in those buildings is approximately 152,000 square feet (94%). During 2001, Griffin Land completed the shell of a light manufacturing building of 165,000 square feet in Griffin Center for JDS Uniphase Corporation ("JDS") which is leased to JDS under a fifteen-year lease. Under the agreement, JDS paid for its interior improvements, which were material to the total cost of the building. At present, JDS has vacated the building which they are seeking to sublease. In 2002, Griffin Land built the shell of a 50,000 square foot single story office building in Griffin Center which is currently ready for tenant work but is unleased. Griffin's aggregate investment in Griffin Center, after acquiring the 70% interest in the two office buildings, is $24.9 million. Including the two office buildings recently acquired, leases covering approximately 18% of the currently leased space in Griffin Center expire prior to December 31, 2004. Mortgages on Griffin Land's buildings in Griffin Center, including a new mortgage on the two offices buildings recently acquired, total $15.9 million

        In Griffin Center South, a 130-acre tract with sixteen buildings of flex and research and development space, Griffin Land has retained for lease 9 buildings. During 2001, Griffin Land accepted the surrender of a 57,500 square foot lease, for a termination fee, from JDS. Approximately 55% of that building has been released with occupancy starting in early 2003. Griffin Land also accepted back from JDS, in 2002, 10,000 square feet in another building which is currently for lease. JDS made a payment for termination of its lease in which it had made material improvements. A third lease of 11,400 square feet was surrendered by another tenant. That space is currently not leased. The Griffin Center South buildings have an aggregate of approximately 220,000 square feet of flex and research and development space and 18,000 square feet of storage space. Leases covering approximately 17% of the currently leased space expire prior to December 31, 2004. Undeveloped land remaining in Griffin Center South is sufficient for an additional approximately 200,000 square feet of space. The aggregate investment in Griffin Center South is $10.6 million.

  Other Office and Industrial Subdivisions

        Three additional Griffin Land parcels appropriate for office or industrial uses are currently marketed for development, including 100 acres in the South Windsor Technology Center, 28 acres in the Day Hill Technology Center in Windsor and a 16 acre parcel in Windsor for smaller build-to-suit industrial buildings.

  Residential Developments

  Simsbury

        In November 1999, Griffin Land filed plans for the creation of a residential community of 640 homes on a 363-acre site in Simsbury. After the conclusion of the original hearings in this matter, Griffin Land reduced the number of proposed homes to 371. One quarter of these homes would be deed restricted affordable housing under Connecticut statutes. The public hearings focused on the density of the proposed development, as well as sewer, wetlands and soil contamination issues arising from prior use of the land for farming, as a result of which certain pesticides remain in the upper portion of the soil. The local commissions rejected the plan which is now before the Connecticut courts in a number of separate but related actions. See "Regulation: Environmental Matters". Griffin Land believes that its development plan for this site includes an appropriate method (which has received support from the Connecticut Department of Environmental Protection) of remediating the soils. The outcome of the pending litigation cannot be predicted. In December 2002, the trial court for two cases related to this development held for Griffin. Simsbury is seeking to appeal those decisions. Those decisions would require compliance with conservation and septic decisions which would affect the development. The current book value of the land, including design and development costs to date, for this proposed development is $3.2 million. Griffin Land owns another 500 acres in Simsbury, portions of which are zoned residential and other portions of which are zoned industrial. The industrial land is probably more suited to commercial use. Griffin Land may seek to develop or sell such lands if approvals can be obtained.

  Windsor

        In 1988, a subsidiary of Griffin began infrastructure work at Walden Woods, a 153 acre site in Windsor, Connecticut, which was originally planned to contain more than 435 residential units. Through the end of fiscal 2002, 155 homes have been built. In 2000, Griffin entered into an agreement with a developer for the sale of the balance of the development rights at Walden Woods. Completion of this transaction, which is subject to site plan and other approvals by the town, would provide a significant cash flow to Griffin. Griffin's aggregate investment in Walden Woods is $2.7 million.

  Suffield

        Griffin is currently seeking to prepare 95 acres of contiguous land in Suffield for residential subdivision, which has received some preliminary favorable consideration.

  Other

        In addition, approximately 500 acres in Connecticut are leased for tobacco growing to General Cigar Co., Inc., at annual rentals approximating the land's annual carrying cost. The lease for these properties, which extends through February 2007, may be terminated as to 100 acres annually, on one year's prior notice.

        Griffin is evaluating its other properties for residential development over a period of years. Griffin anticipates that obtaining subdivision approvals in many of the towns where it holds land appropriate for residential subdivision will be an extended process.

Investments

  Centaur Communications, Ltd.

        Griffin owns approximately 35% (32% fully diluted) of the outstanding common stock of Centaur, a privately-held publisher of business magazines in the United Kingdom and a compiler and supplier of computerized financial information through a subsidiary, Perfect Information, Ltd. As a result of a repurchase of common stock by Centaur and an additional investment by Griffin in 1998, Griffin's interest in Centaur was increased to its present level. The agreements relating to that transaction contemplate an offering of Centaur stock or sale of Centaur in the next year subject to a number of factors, including market conditions. Results of Centaur were significantly affected by the sale, at a substantial gain, of its Lawtel division in August 2002 and were adversely affected by the write down of goodwill of its engineering division. The British market for business advertising is currently not strong.

  Linguaphone Group plc

        Griffin received, in 1997 from Centaur, a 25% interest in Linguaphone. In early 1999, a recapitalization of Linguaphone resulted in Griffin's interest being reduced to approximately 14% (11% fully diluted). Further transactions by Linguaphone have reduced Griffin's ownership interest to approximately 8%. Accordingly, Griffin now accounts for Linguaphone under the cost method of accounting for investments. Griffin's 2001 statement of operations includes a charge of approximately $2.2 million to write down its investment in Linguaphone to less than $100,000 due to Linguaphone's financial results. Griffin invested $145,000 in Linguaphone in fiscal 2002.

  Shemin Acquisition Corporation

        In connection with Imperial's sale of the SSCs, Imperial holds approximately 14% of the outstanding common stock of Shemin Acquisition Corporation, a privately held company that is the parent company of Shemin Nurseries, Inc. Imperial accounts for its investment in Acquisition under the cost method of accounting for investments.

Financial Information Regarding Industry Segments

        See Note 3 to the consolidated financial statements of Griffin included elsewhere herein for certain financial information regarding the landscape nursery business and the real estate business.

Employees

        As of November 30, 2002, Griffin employed 220 persons on a full-time basis, including 16 in its real estate division and 200 in its landscape nursery business. At present, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

Competition

        The landscape nursery business is competitive, and Imperial competes against a number of other companies, including national, regional and local landscape nursery businesses. Some of Imperial's competitors in the landscape nursery industry are larger than Imperial. Growers of landscape nursery products compete on the bases of price, product and service quality and product availability.

        Numerous real estate developers operate in the portion of Connecticut and Massachusetts in which Griffin's holdings are concentrated. Some of such businesses may have greater financial resources than Griffin. Griffin's real estate business competes on the bases of location, price, availability of space, convenience and amenities.

Regulation: Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, a well as certain other related costs, including governmental fines and injuries to persons and property. In Simsbury, Connecticut, the value of Griffin's land is affected by the presence of chlordane on a portion of the land which is intended for residential use. Although Griffin believes its proposed method of reducing chlordane contamination to levels below those that would impede residential development of such properties is appropriate and feasible, the acceptance of the method by any town commission has not yet been obtained. In the event that Griffin is unable adequately to remediate this property, its ability to develop such property for its intended purposes would be materially affected.

        Griffin periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. Griffin does not anticipate experiencing, in the immediate future, material expense in complying with such laws other than in connection with development operations which may require additional clean up expenses.

ITEM 2. PROPERTIES

Land Holdings

        Griffin is a major landholder in the State of Connecticut, owning approximately 4,100 acres, and also owns approximately 450 acres of land in Massachusetts. In addition, Griffin owns approximately 1,100 acres in northern Florida, most of the useable portion of which is used for Imperial's growing operations or is contiguous to such operations.

        The book value of undeveloped land holdings, including land improvements, owned by Griffin, principally in the Hartford, Connecticut area, is approximately $16 million. Griffin believes the fair market value of such land is substantially in excess of its book value, including land improvements.

        A listing of the locations of Griffin's real estate held for development or sale, a portion of which, principally in Bloomfield, East Granby and Windsor, has been developed, and nursery real estate, is as follows:

Real Estate Held For Development or Sale

Location of Property	Land Area (Acres)
Connecticut
Bloomfield	370
East Granby	104
East Windsor	115
Granby	118
Simsbury	865
South Windsor	103
Suffield	372
Windsor	1,198
Massachusetts
Southwick	442
Florida
Leon County	6
Hillsborough County	1

Nursery Real Estate

Location of Property	Land Area (Acres)
Florida
Quincy	1,066
Connecticut
East Granby	470
Granby	305
Windsor	33
Simsbury	10

        Griffin also leases approximately 2,100 square feet in New York City for its executive offices.

ITEM 3. LEGAL PROCEEDINGS

        As discussed in Item 1, certain parts of Griffin's property in Simsbury, Connecticut, are affected by the presence of chlordane. Although the various federal, state and local agencies may have an interest in the matter, there are no proceedings known by Griffin to be contemplated by any of these agencies in connection with possible chlordane exceedences on such land. Various aspects of Griffin's plans for its proposed residential development in Simsbury are currently being litigated. See discussion of residential development included in the Liquidity and Capital Resources section of Item 7.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information

        The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the Nasdaq National Market:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2002	$16.35	$12.56	$16.73	$13.77	$17.79	$13.15	$17.00	$13.40
2001	$14.75	$11.13	$18.85	$12.94	$18.08	$15.00	$15.51	$11.00

        On February 26, 2003, the number of record holders of common stock of Griffin was approximately 507, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the Nasdaq National Market on such date was $10.95 per share. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" for information on our equity compensation plan.

Dividend Policy

        Griffin's current policy is to retain any earnings to finance the operation and expansion of its businesses.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected statement of operations data for fiscal years 1998 through 2002 and balance sheet data as of the end of each fiscal year.

	2002	2001	2000	1999	1998
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales & other revenue	$33,961	$32,013	$74,374	$64,998	$53,133
Operating (loss) profit	(2,288)	(3,182)	3,812	3,130	74
Gain on sale of Sales & Service Centers	—	9,469	—	—	—
(Loss) income before equity investments (a)(b)	(717)	1,490	1,670	1,623	86
Net income (loss)	2,925	1,137	2,262	2,176	(65)
Basic net income (loss) per share	0.60	0.23	0.47	0.45	(0.01)
Diluted net income (loss) per share	0.53	0.22	0.45	0.42	(0.03)
Balance Sheet Data:
Total assets	132,956	124,175	127,284	112,885	104,730
Working capital	34,291	31,095	29,193	36,337	33,304
Long-term debt	26,007	15,940	9,008	8,860	2,666
Stockholders' equity	99,470	96,916	95,718	93,270	91,000

(a)
Loss before equity investment for fiscal 2002 includes an income tax benefit of $1.5 million for the reversal of an accrual for income taxes as a result of the favorable settlement of tax examinations of prior years. See Note 4 to the consolidated financial statements included in Item 8.

(b)
Income before equity investment in fiscal 2001 includes a pretax charge of $2.2 million to write-down the value of Griffin's investment in Linguaphone Group plc.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). Griffin also has an equity investment in Centaur Communications, Ltd. ("Centaur"), a magazine publishing business based in the United Kingdom. On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. A substantial amount of the operating profit of Imperial in fiscal 2000 was attributable to the SSCs. Imperial remains in the landscape nursery business with its container growing operations in Connecticut and northern Florida. Griffin's statement of operations in fiscal 2000 and through the date of sale of the SSCs in fiscal 2001 includes the results of operations of the SSCs. In 2001, Imperial completed an expansion of its Connecticut growing operation and is currently nearing completion of the expansion of its growing operation in northern Florida.

        The notes to Griffin's consolidated financial statements included in Item 8 contain a summary of the significant accounting policies and methods used in the preparation of Griffin's consolidated financial statements. However, in the opinion of management, Griffin does not have any individual accounting policy that is critical to the preparation of its consolidated financial statements. This is due principally to the definitive nature of the accounting requirements for the landscape nursery and real estate businesses in which Griffin is engaged. Also, in many cases, Griffin must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. The following is a review of the more significant accounting policies and methods used by Griffin:

    Revenue Recognition—Griffin recognizes revenues for its landscape nursery business upon shipment of products to customers when title and risk of loss pass to the customers. In Griffin's real estate business, rental revenue is recorded in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases", which requires that rental revenue be recognized on a straight-line basis over the term of the lease. Real estate sales are recorded in accordance with SFAS No. 66, "Accounting for Sales of Real Estate" which establishes standards for recognition of profit on real estate sales. These standards require that profit on a transaction not be recognized until the amount is determinable, collectability of the sales price is reasonably assured and the earnings process is complete.

    Depreciation and Amortization—Griffin depreciates its property and equipment and its real estate held for lease using straight-line methods. Griffin amortizes goodwill related to its investment in Centaur on a straight-line method over forty years. Beginning in fiscal 2003, Griffin, as required, will adopt SFAS No. 142. Accordingly, Griffin will no longer amortize the goodwill related to its investment in Centaur, but that goodwill, and any other, will be tested at least annually for impairment (see Note 1 to the consolidated financial statements in Item 8).

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

Results of Operations

  Fiscal 2002 Compared to Fiscal 2001

        Griffin's consolidated net sales and other revenue were $34.0 million in fiscal 2002 as compared to $32.0 million in fiscal 2001. The increase of $2.0 million reflects an increase in net sales and other revenue of $1.6 million at Imperial and an increase in net sales and other revenue of $0.4 million at Griffin Land. Net sales and other revenue at Griffin Land increased from $8.4 million in fiscal 2001 to $8.8 million in fiscal 2002. The increase of $0.4 million in net sales and other revenue at Griffin Land reflects an increase of $0.6 million of revenue from its leasing operations partially offset by a decrease of $0.2 million on revenue from property sales. The higher net sales and other revenue from Griffin Land's leasing operations was due to (a) an increase of $0.6 million in rental revenue from two buildings that were built and partially leased in fiscal 2001 and leased for the entire year in fiscal 2002; (b) a net increase of $0.5 million in rental revenue from leasing space that was previously vacant, net of previously leased space that was vacated in the current year; and (c) an increase of $0.2 million in rental revenue from the 57,000 square foot building in the New England Tradeport that was completed in fiscal 2002 and leased for a portion of the year; which was partially offset by a decrease of $0.7 million in other revenue in fiscal 2002 as compared to fiscal 2001 due to $0.5 million received in fiscal 2001 in connection with an agreement to terminate early a lease and $0.2 million from construction management fees received in fiscal 2001.

        Net sales and other revenue at Imperial increased from $23.6 million in fiscal 2001 to $25.2 million in fiscal 2002. The increase in net sales and other revenue at Imperial of $1.6 million reflects an increase in net sales of Imperial's container grown plants of $3.5 million in fiscal 2002 partially offset by the inclusion in fiscal 2001 of $1.9 million of net sales from the SSCs prior to their sale in January 2001. The increase in net sales of container grown plants reflects an increase in sales of larger sized plants, which have a higher per unit sales price, which more than offset a 2% decline in unit sales volume in fiscal 2002 as compared to fiscal 2001. The increase in sales of larger sized plants reflects changes in Imperial's product mix made over the past several years. Management believes that fiscal 2002 net sales were hampered by unfavorable weather conditions in Imperial's markets during the Spring, its peak selling season. Drought conditions in the Mid-Atlantic area and excessive rain and cold in the Midwest negatively affected sales in those areas.

        Griffin incurred an operating loss of $2.3 million in fiscal 2002 as compared to an operating loss of $3.2 million in fiscal 2001. Griffin's operating loss in fiscal 2001 included an operating loss of $0.8 million from Imperial's SSCs prior to their sale in January 2001. Excluding the operating loss from the SSCs in fiscal 2001, Griffin's overall operating results were substantially unchanged in fiscal 2002 as compared to fiscal 2001.

        Operating profit at Griffin Land increased from $1.0 million in fiscal 2001 to $1.1 million in fiscal 2002. The increase of $0.1 million in operating profit at Griffin Land reflects an increase of $0.3 million in profit from property sales and a decrease of $0.1 million in general and administrative expenses offset by an increase of $0.3 million in depreciation expense. Profit, before depreciation, from Griffin Land's commercial properties was $5.1 million in fiscal 2002 and fiscal 2001. However, fiscal 2001 results included a $0.5 million benefit from a lease termination. Excluding the early lease termination payment received in fiscal 2001, profit, before depreciation, from Griffin Land's commercial properties increased by $0.5 million in fiscal 2002 as compared to fiscal 2001. This reflects an increase in the amount of space leased in fiscal 2002 as compared to fiscal 2001. At November 30, 2002, Griffin Land had 1,013,000 square feet of office, flex and industrial space available for lease (including 50,000 square feet in the office building shell that was recently completed and is now ready for tenant work and the 160,000 square feet of office space in the two buildings owned by the joint venture in which Griffin held a 30% interest as of November 30, 2002), of which 885,000 square feet (87%) was occupied. At December 1, 2001 Griffin had 906,000 square feet of office and industrial space available for lease with 826,000 square feet (91%) occupied at that time. The increase in the amount of square feet available reflects the completion in fiscal 2002 of a 57,000 square foot facility in the New England Tradeport that is fully leased and the completion of the shell of a 50,000 square foot office building that is not yet leased.

        Profit from property sales at Griffin Land increased by $0.3 million in fiscal 2002 as compared to fiscal 2001 despite the decrease in property sales revenue in fiscal 2002 as compared to fiscal 2001. The increased profitability reflects the substantially lower cost basis of the land sold in fiscal 2002 compared to the cost basis of the land sold in the prior year. The increase in depreciation expense in fiscal 2002 as compared to fiscal 2001 reflects a full year of depreciation expense in fiscal 2002, as compared to a partial year of depreciation expense in fiscal 2001, on tenant improvements on two buildings totaling 205,000 square feet placed in service during fiscal 2001 and the start of depreciation on the 57,000 square foot building that was completed in fiscal 2002.

        General and administrative expenses at Griffin Land decreased from $2.2 million in fiscal 2001 to $2.1 million in fiscal 2002. The lower general and administrative expenses reflects a decrease of $0.1 million in donations expense in fiscal 2002 as compared to fiscal 2001 and a decrease of $0.1 million in employee recruitment expenses partially offset by higher insurance expenses.

        Imperial incurred an operating loss of $1.9 million in both fiscal 2002 and fiscal 2001 (excluding the loss from the SSC operations of $0.8 million before they were sold in January 2001). The increase in gross profit generated from the higher net sales in fiscal 2002 was substantially offset by higher charges for unsaleable inventory, which were $1.8 million in fiscal 2002 as compared to $0.6 million in fiscal 2001. The charges for unsaleable inventory in the current year were caused principally by failures in certain crops, poor results from the propagation of new plants in Florida and failure to sell certain parts of the inventory which then became unsaleable. As a result of these issues, management has made changes in certain horticultural practices and changes of certain personnel. Imperial's gross margin on sales, excluding the charges for unsaleable inventory, was 17% in fiscal 2002 as compared to 15% in fiscal 2001. The higher gross margin on sales was principally due to changes in Imperial's product mix. Imperial's operating expenses in fiscal 2002 were $4.4 million, or 17.5% of net sales, as compared to $4.6 million, or 21.2% of net sales, in fiscal 2001, excluding the effect of the SSCs in fiscal 2001. The lower operating expenses in fiscal 2002 reflect principally lower central overhead expenses at Imperial due to headcount reductions as a result of the sale of the SSCs in fiscal 2001.

        Griffin's interest expense increased from $0.9 million in fiscal 2001 to $1.6 million in fiscal 2002. The higher interest reflects increased borrowings outstanding in fiscal 2002 as compared to fiscal 2001. Borrowings in the current year were used to support the working capital needs at Griffin's businesses, and investment in Griffin Land's real estate operation and capital expenditures at Imperial. Griffin's financing requirements in fiscal 2001 were met using the proceeds from the sale of the SSCs that remained after paying down the balance then outstanding of Griffin's revolving credit agreement. Griffin's average amount of debt outstanding in fiscal 2002 was $23.2 million as compared to $15.0 million in fiscal 2001. In addition, in fiscal 2002 Griffin had capitalized interest of $0.1 million as compared to capitalized interest of $0.4 million in fiscal 2001. The lower amount of capitalized interest in fiscal 2002 reflects the lower amount of construction activity in fiscal 2002 as compared to fiscal 2001.

        Griffin's effective rate of the income tax benefit in fiscal 2002 is 82% as compared to an effective income tax rate of 55% in fiscal 2001. The high effective benefit rate in fiscal 2002 reflects the tax benefit on its pretax loss and the reversal of a liability of $1.5 million for income taxes as a result of a favorable outcome of tax examinations for earlier years. The tax examinations were made on tax returns filed by Culbro Corporation ("Culbro"), Griffin's parent company prior to the distribution (the "Distribution") of Griffin common stock to Culbro's shareholders in 1997. Under a Tax Sharing Agreement, the liability for income taxes was assumed by Griffin from Culbro at the time of the Distribution. The high effective tax rate in fiscal 2001 reflects a basis difference in the writedown of an investment.

        Griffin's equity income from Centaur was $3.6 million in fiscal 2002 as compared to an equity loss of $0.4 million in fiscal 2001. The higher equity income in fiscal 2002 reflects the gain at Centaur from the sale of its Lawtel operation, of which Griffin's allocable share was $8.4 million. There was no cash received by Griffin from the sale because Centaur used the proceeds to pay down its debt. Partially offsetting the gain on the sale of Lawtel was a goodwill impairment charge at Centaur, of which Griffin's allocable share was $5.0 million. Griffin's equity income from Centaur in fiscal 2002 also benefited from the reversal by Centaur of a valuation allowance on certain of its deferred tax assets, of which Griffin's allocable share was $0.7 million. The equity loss in fiscal 2001 included a charge, of which Griffin's allocable share was $0.9 million, for expenses related to a proposed stock offering or sale that did not take place. Excluding the effect of these items, Griffin's equity results from Centaur were lower in fiscal 2002 as compared to fiscal 2001, reflecting a weakened economy in the United Kingdom which has resulted in lower revenue and lower operating results at Centaur.

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

        Griffin incurred an operating loss of $3.2 million in fiscal 2001 as compared to an operating profit of $3.8 million in fiscal 2000. Imperial incurred an operating loss of $2.7 million in fiscal 2001 as compared to an operating profit of $5.3 million in fiscal 2000. The lower operating results at Imperial reflects the effect of the sale of the SSCs in January 2001. Due to the seasonality of the landscape nursery business, the SSCs incurred an operating loss, before Imperial's central overhead expenses, of $0.8 million from the beginning of the 2001 fiscal year through their sale in January 2001. The SSCs generated an operating profit, before Imperial's central overhead expenses, of $6.6 million in fiscal 2000. Imperial's growing operations, including all of Imperial's central overhead expenses, incurred an operating loss of $1.9 million in fiscal 2001 as compared to an operating loss of $1.3 million in fiscal 2000. The effect of higher net sales of container grown plants by Imperial's growing operations was more than offset by higher cost of sales in fiscal 2001, which included a charge for unsaleable inventory of $0.6 million, due principally to horticultural issues, recorded in the 2001 third quarter. Imperial's operating expenses, excluding those expenses directly related to the SSCs, were $4.6 million in fiscal 2001 as compared to $5.4 million in fiscal 2000. As a percentage of net sales, operating expenses were 21.2% in fiscal 2001 as compared to 26.7% in fiscal 2000, excluding operating expenses directly related to the SSCs. The lower operating expenses in fiscal 2001 principally reflects lower central overhead expenses at Imperial due principally to staff reductions as a result of the sale of the SSCs and lower incentive compensation expense in fiscal 2001 as compared to fiscal 2000.

        Operating profit at Griffin Land increased to $1.0 million in fiscal 2001 as compared to $0.2 million in fiscal 2000. The increased operating profit at Griffin Land principally reflects higher profit from commercial properties as a result of the increase in rental revenue in fiscal 2001. Profit before depreciation from Griffin Land's commercial properties, excluding the benefit of the lease termination, was $4.6 million in fiscal 2001 as compared to $2.9 million in fiscal 2000. The increase in profit, before depreciation, from commercial properties was partially offset by lower profit from property sales, higher operating expenses and higher depreciation expense. Profit from property sales declined from $0.5 million in fiscal 2000 to $0.1 million in fiscal 2001 due to the lower property sales revenue and the inclusion of properties with a lower cost basis in fiscal 2000 sales. The higher depreciation expense reflected depreciation on new buildings placed into service in fiscal 2001.

        Griffin's results in fiscal 2001 reflect a write-down of $2.2 million on its investment in Linguaphone Group plc ("Linguaphone"). The write-down reflects the decrease in the value of Linguaphone based on a recent stock offering. Approximately 80% of the carrying value of Griffin's investment in

Linguaphone resulted from a distribution in 1997 of the common stock of Linguaphone by its former parent company, Centaur. The remaining carrying value of Griffin's investment in Linguaphone, approximately $0.2 million, reflects a recent cash investment by Griffin.

        Griffin's interest expense declined from $1.1 million in fiscal 2000 to $0.9 million in fiscal 2001. Griffin's interest income increased by $0.1 million in fiscal 2001 as compared to fiscal 2000. The lower interest expense and higher interest income reflect repayment of the entire amount outstanding under Griffin's Credit Agreement from the cash proceeds received from the sale of the SSCs in January 2001. The remaining cash received from the sale of the SSCs, after repayment of the amount then outstanding under Griffin's revolving credit agreement was used to finance operations. Additionally, higher interest payments on mortgages, reflecting interest on a new mortgage entered into in March 2001, was more than offset by a higher amount of interest capitalized on new construction projects during fiscal 2001 as compared to fiscal 2000.

        Griffin's effective tax rate in fiscal 2001 is 55% as compared to 39% in fiscal 2000. The higher effective tax rate in 2001 reflects the effect of the tax basis of Griffin's investment in Linguaphone being lower than its book basis, therefore the write-down did not generate the expected tax benefit had the tax basis of that asset been comparable to its book basis.

        Griffin had an equity loss from Centaur in fiscal 2001 of $0.4 million as compared to equity income of $0.6 million in fiscal 2000. Although Centaur's operations were generally more profitable in fiscal 2001, Centaur incurred expenses, of which Griffin's allocable share was $0.9 million, related to a proposed stock offering or sale that did not take place.

Liquidity and Capital Resources

        Net cash used in operating activities was $2.2 million in fiscal 2002 as compared to $6.0 million of net cash used in operating activities in fiscal 2001. The decrease of $3.8 million of net cash used in operating activities was due to several factors, including receiving an income tax refund of $0.2 million in fiscal 2002 as compared to income tax payments of $2.3 million in fiscal 2001. The fiscal 2001 income tax payments principally relate to the gain on sale of the SSCs in that year. Additionally, fiscal 2002 operating results at Griffin Land, before depreciation, increased by $0.4 million, and although Imperial's fiscal 2002 results from its container growing operations were substantially unchanged from fiscal 2001, fiscal 2001 included an operating loss of $0.8 million from Imperial's SSCs before they were sold. These items were partially offset by the effect of higher interest expense and overall unfavorable working capital changes.

        In fiscal 2002, cash used in investing activities was $7.0 million as compared to cash of $5.4 million provided by investing activities in fiscal 2001, which included net proceeds of $18.4 million from the sale of Imperial's SSCs in 2001. Additions to Griffin Land's real estate assets were $3.4 million in fiscal 2002 as compared to $10.2 million in fiscal 2001. The higher amount of additions to real estate assets in fiscal 2001 reflects construction of a 165,000 square foot building in Griffin Center in Windsor, Connecticut, and a 40,000 square foot building in Griffin Center South in Bloomfield, Connecticut, in that year. Both of these buildings were completed in fiscal 2001 and are now leased. In addition, the shell of a 57,000 square foot building, built on speculation was started in fiscal 2001. In fiscal 2002, cash used for additions to Griffin Land's real estate assets included building the shell of a 50,000 square foot office building in Griffin Center and the completion of the shell and build out of the interior of its new 57,000 square foot building in the New England Tradeport in Windsor, Connecticut. The tenant work for that building, started as a result of entering into a lease for the entirety of that building, was completed in the 2002 third quarter. The shell of the new 50,000 square foot office building was completed in the 2002 fourth quarter and is ready for tenant work, although none of this building has been leased yet. Fiscal 2002 investing activities also include a $1 million payment for a deposit on Griffin Land's acquisition of a 70% interest in a joint venture that owns two office buildings. The acquisition was completed in December 2002 (see below).

        Capital expenditures of $2.5 million in fiscal 2002 and $2.9 million in fiscal 2001 were principally for the expansion of Imperial's farming operation in northern Florida. Over the past three years, Imperial has expanded and updated its facilities in Connecticut and northern Florida. Total costs of these projects is approximately $7.5 million, with only $0.3 million of work left to complete as of the end of fiscal 2002. The expansion is expected to be completed in fiscal 2003.

        In fiscal 2002, cash provided by financing activities was $9.3 million as compared to cash of $0.5 million used in financing activities in fiscal 2001. Cash provided by financing activities in fiscal 2002 principally reflects borrowings made under Griffin's $19.4 million revolving credit agreement, as amended (the "2002 Credit Agreement"), with Fleet National Bank ("Fleet") which was completed on February 8, 2002 and a new mortgage entered into on September 17, 2002. The 2002 Credit Agreement has a three year term and is collateralized by certain of Griffin Land's real estate assets. The initial borrowing under the 2002 Credit Agreement was used to repay the amount then outstanding under Griffin's bridge loan, to repay a mortgage on one of Griffin's commercial buildings and for certain expenses related to the 2002 Credit Agreement. Subsequent borrowings were used to finance Griffin's seasonal working capital requirements, particularly those at Imperial. There was $4.2 million outstanding on the 2002 Credit Agreement at November 30, 2002.

        On September 17, 2002, a subsidiary of Griffin completed a $7.7 million nonrecourse mortgage of two commercial buildings. The mortgage loan has an interest rate of 7% and a fifteen year term, with payments based on a twenty-five year amortization period. Proceeds of the mortgage were used to reduce amounts outstanding under the 2002 Credit Agreement. One of the properties included in this mortgage was previously included in the collateral for the 2002 Credit Agreement. As a result of removing that property from the collateral of the 2002 Credit Agreement, the commitment under the 2002 Credit Agreement was reduced to $14.1 million. Griffin is currently negotiating with Fleet to increase the amount available under the 2002 Credit Agreement to $21.0 million. The proposed increase in the commitment would be collateralized by certain of Griffin's real estate assets.

        Subsequent to the end of fiscal 2002, Griffin completed the acquisition, for $8.8 million, of a 70% interest in a joint venture that owns two office buildings of approximately 80,000 square feet each in Griffin Center. Griffin previously held the other 30% interest in these buildings. This acquisition was temporarily financed under the 2002 Credit Agreement. Shortly after the acquisition, Griffin completed a $9.7 million nonrecourse mortgage. The mortgage loan has an interest rate of 6.08% and a ten year term with payments based on a twenty-five year amortization period. Proceeds of the mortgage were used to reduce amounts outstanding under the 2002 Credit Agreement.

        In fiscal 2003, Griffin Land is planning to continue to invest in its real estate assets, including plans to build, on speculation, the shell of an approximately 115,000 square foot facility in the New England Tradeport, which is expected to require approximately $4.0 million. Additional amounts will be required to complete the interior of this new building and the interior of the 50,000 square foot office building in Griffin Center that was completed at the end of fiscal 2002. The buildout of the interiors of these buildings will be started when leases are obtained. Improvements to be made in fiscal 2003 to the infrastructure at Griffin Center and the New England Tradeport are expected to be approximately $0.7 million.

        Griffin Land will also continue to seek approval for its proposed residential developments. Early in fiscal 2002, a court ruling upheld the denial, by Simsbury's Inland Wetlands Commission, of Griffin's Land's application for a wetlands activity permit in connection with its proposed residential development. Griffin Land is appealing that decision. On December 27, 2002, the Superior Court ruled that Simsbury's Planning and Zoning Commissions improperly denied Griffin's residential applications and ordered the commissions to reverse their decisions and approve Griffin Land's proposed zone change and proposed site plan. The town is requesting permission from the Appellate Court to appeal these decisions. Griffin Land also has an agreement for the sale of the remaining development rights at its Walden Woods residential development in Windsor, Connecticut. The completion of that sale is subject to the purchaser receiving approval from the town's commissions for their development plans and, based on such plans, proceeds from that sale are expected to be approximately $3.0 million. Approvals from the town's commission on wetlands were obtained in fiscal 2002, but a suit was filed challenging that approval. Completion of this transaction is not expected to take place in fiscal 2003. Griffin Land has also applied for approvals for a 55 lot residential subdivision in Suffield, Connecticut. Sales from this project are not expected in fiscal 2003. Griffin Land intends to proceed with its other residential development plans on other of its lands that are also appropriate for that use.

        Griffin's capital spending at Imperial in fiscal 2003 is expected to be less than $1.0 million, substantially lower than it has been the past two years because the expansion of Imperial's northern Florida growing operation is substantially completed.

        Griffin's payments (including principal and interest) under contractual obligations as of November 30, 2002 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$38.0	$2.1	$4.1	$4.1	$27.7
2002 Credit Agreement (a)	$4.2	$—	$4.2	$—	$—
Capital Lease Obligations	$0.5	$0.2	$0.3	$—	$—
Operating Lease Obligations	$1.0	$0.2	$0.4	$0.3	$0.1
Purchase Obligations (b)	$1.1	$1.1	$—	$—	$—
Other	$0.8	$—	$—	$—	$0.8

(a)
Reflects the amount outstanding for the 2002 Credit Agreement as of November 30, 2002. Due to the variable interest rate on this debt, interest for future periods is not included above.

(b)
Includes commitments made as of November 30, 2002 for the purchase of services and materials for the planned construction in fiscal 2003 of an approximately 115,000 square foot building. Subsequent to November 30, 2002, additional purchase commitments aggregating $3.2 million for services and materials for construction were incurred.

        Management believes that in the near term, based on the current level of operations and anticipated growth, borrowings available under the 2002 Credit Agreement, as amended, and cash generated from operations will be sufficient to finance Griffin's working capital requirements, expected capital expenditures of the landscape nursery business and development of its real estate assets. Over the intermediate and long term, additional mortgage placements, construction financing or additional bank credit facilities are expected to be required to fund capital projects.

Forward-Looking Information

        The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the expansion and improved return on assets of Imperial's operations, construction and leasing of additional facilities in the real estate business, completion of the sale of the development rights of Walden Woods, approval of other proposed residential subdivisions and obtaining an increase in the commitment of the 2002 Credit Agreement. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

        For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin's mortgage interest rates and related principal payment requirements are described in Note 5 to the consolidated financial statements in Item 8. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $4.2 million of variable rate debt outstanding at November 30, 2002.

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

        Griffin does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in operations. Griffin does have equity investments in privately-owned companies based in the United Kingdom. Changes in foreign currency exchange rates could affect the results of an equity investment in Griffin's financial statements. The companies have historically reinvested their earnings for future growth. The ultimate liquidation of those investments and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRIFFIN LAND & NURSERIES, INC

Consolidated Statement of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Nov. 30, 2002	Dec. 1, 2001	Dec. 2, 2000
Net sales and other revenue	$33,961	$32,013	$74,374
Cost of goods sold	28,196	24,948	52,175
Selling, general and administrative expenses	8,053	10,247	18,387

Operating (loss) profit	(2,288)	(3,182)	3,812
Gain on sale of Sales and Service Centers	—	9,469	—
Write-down of investment	—	(2,225)	—
Interest expense	(1,619)	(933)	(1,141)
Interest income	26	149	43

(Loss) income before income tax (benefit) provision	(3,881)	3,278	2,714
Income tax (benefit) provision	(3,164)	1,788	1,044

(Loss) income before equity investment	(717)	1,490	1,670
Income (loss) from Centaur Communications, Ltd.	3,642	(353)	592

Net income	$2,925	$1,137	$2,262

Basic net income per common share	$0.60	$0.23	$0.47

Diluted net income per common share	$0.53	$0.22	$0.45

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheet

(dollars in thousands, except per share data)

	Nov. 30, 2002	Dec. 1, 2001
ASSETS
Current Assets
Cash	$24	$23
Accounts receivable, less allowance of $129 and $132	1,999	2,437
Inventories	31,164	30,449
Deferred income taxes	2,110	1,788
Other current assets	3,473	2,667

Total current assets	38,770	37,364
Real estate held for sale or lease, net	50,546	49,242
Investment in Centaur Communications, Ltd.	20,279	17,012
Property and equipment, net	12,514	11,418
Other assets	10,847	9,139

Total assets	$132,956	$124,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,939	$5,761
Long-term debt due within one year	540	508

Total current liabilities	4,479	6,269
Long-term debt	26,007	15,940
Deferred income taxes	1,906	1,457
Other noncurrent liabilities	1,094	3,593

Total liabilities	33,486	27,259

Commitments and Contingencies (Note 12)
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 4,864,916 shares issued and outstanding	49	49
Additional paid-in capital	93,588	93,584
Retained earnings	5,961	3,036
Accumulated other comprehensive (loss) income	(128)	247

Total stockholders' equity	99,470	96,916

Total liabilities and stockholders' equity	$132,956	$124,175

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statement of Stockholders' Equity

(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Captial	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at November 27, 1999	4,862,704	$49	$93,584	$(363)	$—	$93,270
Other comprehensive income	—	—	—	—	186	186
Net income	—	—	—	2,262	—	2,262

Balance at December 2, 2000	4,862,704	49	93,584	1,899	186	95,718
Other comprehensive income	—	—	—	—	61	61
Net income	—	—	—	1,137	—	1,137

Balance at December 1, 2001	4,862,704	49	93,584	3,036	247	96,916
Exercise of employee stock options	2,212	—	4	—	—	4
Other comprehensive loss	—	—	—	—	(375)	(375)
Net income	—	—	—	2,925	—	2,925

Balance at November 30, 2002	4,864,916	$49	$93,588	$5,961	$(128)	$99,470

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statement of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 30, 2002	Dec. 1, 2001	Dec. 2, 2000
Operating activities:
Net income	$2,925	$1,137	$2,262
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,226	2,919	2,533
(Income) loss from equity investment	(3,642)	353	(592)
Reversal of tax liability	(1,508)	—	—
Deferred income taxes	(373)	(93)	927
Gain on sale of Sales and Service Centers	—	(9,469)	—
Write-down of investment	—	2,225	—
Changes in assets and liabilities which (decreased) increased cash:
Accounts receivable	438	2,328	30
Inventories	(715)	(3,033)	(2,673)
Other current assets	(1,048)	27	(1,008)
Accounts payable and accrued liabilities	(1,822)	(1,861)	2,929
Other, net	302	(529)	667

Net cash (used in) provided by operations	(2,217)	(5,996)	5,075

Investing activities:
Additions to real estate held for sale or lease	(3,420)	(10,238)	(9,108)
Additions to property and equipment	(2,478)	(2,899)	(3,715)
Deposit for purchase of joint venture interest	(1,000)	—	—
Proceeds from sale of Sales and Service Centers	—	18,390	—
Other, net	(145)	111	—

Net cash (used in) provided by investing activities	(7,043)	5,364	(12,823)

Financing activities:
Increase in debt	10,925	12,075	7,300
Payments of debt	(893)	(12,457)	(429)
Debt issuance costs	(771)	(89)	—

Net cash provided by (used in) financing activities	9,261	(471)	6,871

Net increase (decrease) in cash and cash equivalents	1	(1,103)	(877)
Cash and cash equivalents at beginning of year	23	1,126	2,003

Cash and cash equivalents at end of year	$24	$23	$1,126

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

        Griffin accounts for its investments in Centaur Communications, Ltd. ("Centaur") and real estate joint ventures under the equity method. Centaur reports on a June 30 fiscal year in accordance with generally accepted accounting principles in the United Kingdom. Griffin reports its share of equity in Centaur's earnings based upon Griffin's fiscal year. Griffin converts Centaur's financial statements to accounting principles generally accepted in the United States of America and translates balance sheet information at the exchange rate as of the balance sheet date and uses the average exchange rates over the period to translate the statement of operations. Substantially all of Griffin's investment in Centaur represents the excess of the cost of Griffin's investment over the book value of its equity in Centaur (representing publishing rights and goodwill) and is being amortized on a straight-line basis over 30-40 years, which commenced in 1985. Effective in fiscal 2003, Griffin will no longer amortize goodwill related to its investment in Centaur (see below).

  Business Segments

        Griffin is engaged in the landscape nursery and real estate businesses. Imperial, Griffin's subsidiary in the landscape nursery segment, is engaged in growing plants in containers which are sold principally to mass merchandisers, garden centers and wholesalers. On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (see Note 2). Imperial remains in the landscape nursery business with its growing operations in Connecticut and northern Florida.

        Griffin's real estate segment, Griffin Land, builds, leases and manages commercial and industrial properties and develops residential subdivisions on its land in Connecticut and Massachusetts.

  Fiscal Year

        Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal 2002 ended November 30, 2002 and contained 52 weeks. Fiscal 2001 ended December 1, 2001 and contained 52 weeks. Fiscal 2000 ended December 2, 2000 and contained 53 weeks. The effect of an additional week in fiscal 2000 as compared to fiscal 2002 and fiscal 2001 was not material to Griffin's results of operations or cash flows.

  Inventories

        Griffin's inventories are stated at the lower of cost or market using the average cost method. Nursery stock includes certain inventories which will not be sold or used within one year. It is industry practice to include such inventories in current assets.

  Stock-Based Compensation

        Griffin accounts for stock options using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of SFAS No. 123 which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation.

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

  Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. Griffin does not anticipate a charge for impairment upon adoption of SFAS No. 142. Griffin's results from its equity investment in Centaur for fiscal 2002, fiscal

2001, and fiscal 2000 would have increased approximately $0.5 million annually due to the elimination of goodwill amortization. SFAS No. 142 will be effective for Griffin in fiscal 2003.

        In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This pronouncement addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for Griffin in fiscal 2003. At this time, management believes that this new standard will not have an impact on Griffin's financial statements.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement retains the requirements of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and measures an impairment loss as the difference between the carrying amount and fair value of the asset. This pronouncement also addresses the accounting for long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 will be effective for Griffin in fiscal 2003. At this time, management believes that this new standard will not have an impact on Griffin's financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses from certain debt extinguishment as part of a risk management strategy not to be reported as extraordinary items. SFAS No. 145 will be effective for Griffin in fiscal 2003. At this time, management believes that this new standard will not have an impact on Griffin's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This new pronouncement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 will be effective for Griffin in fiscal 2003. At this time, management believes that this new standard will not have an impact on Griffin's financial statements.

        In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires enhanced disclosure of information on stock-based compensation in annual and interim financial statements. SFAS No. 148 will be effective for Griffin in fiscal 2003. At this time, management does not expect to change its method of accounting for stock-based compensation, but has included the required enhanced disclosure in Note 7.

  Environmental Matters

        Environmental expenditures are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and do not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. There were no liabilities related to environmental assessments as of November 30, 2002 and December 1, 2001.

  Fair Value of Financial Instruments

        The amounts included in the financial statements for accounts receivable, accounts payable and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of Griffin's other financial instruments are discussed in Note 5.

  Earnings Per Share

        Basic net income per common share is calculated by dividing net income by the average number of common shares outstanding during the year. The calculation of diluted net income per common share includes adjusting net income to include the effect of stock options outstanding at Griffin's equity investee, Centaur, and adjusting outstanding shares, assuming conversion of all potentially dilutive Griffin stock options.

  Reclassifications

        Certain prior year balances have been reclassified to conform with the current year presentation.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. The more significant estimates include, among others, the impairment charge for Linguaphone recorded in fiscal 2001, the allowance for doubtful accounts, the inventory reserves, deferred taxes, net realizeable value of real estate held for sale or lease and the assumptions used in determining the accrual for postretirement benefits.

2.    Sale of Sales and Service Centers

        On January 26, 2001, Imperial completed the sale of all of the assets of its seven wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. ("Shemin"). Shemin also assumed certain liabilities related to the SSCs. The SSCs sold a wide variety of plant material and horticultural tools and products to the landscape trade. A portion of the products sold by the SSCs were grown by Imperial's farming operations. Imperial's only continuing involvement in Shemin is an approximately 13.8% ownership interest in Shemin's parent company (see below) and a three year supply agreement pursuant to which Shemin is obligated to purchase Imperial grown product for the SSCs. The supply agreement will terminate on December 31, 2003. The net book value of the assets sold and liabilities assumed by Shemin was $13.5 million. Prior to the sale of the SSCs in fiscal 2001, the net sales of the SSCs were $1.9 million and the SSCs incurred an operating loss, before Imperial's central overhead expenses, of $0.8 million through the date of the sale. For fiscal 2000, net sales of the SSCs were

$48.3 million and the operating profit of the SSCs, before Imperial's central overhead expenses, was $6.6 million. Imperial continues in the landscape nursery business with its container growing operations in Connecticut and northern Florida.

        The consideration received by Imperial on the sale of the SSCs included cash of $18.4 million after expenses. Cash of $11.2 million from the sale was used to repay all of the amount then outstanding under Griffin's Credit Agreement. The remaining cash was used for general corporate purposes. In addition to the cash payment, Griffin received 20,570 shares of common stock (representing approximately 13.8% of the outstanding common stock) of Shemin Acquisition Corporation ("Acquisition"), the parent company of Shemin. The common stock of Acquisition is valued at $6.1 million and is included in other assets on the accompanying balance sheet. As a result of Griffin retaining a common equity ownership interest in Acquisition, $1.5 million of the gain from the sale of the SSCs has been deferred, and is offset against the investment in Acquisition on Griffin's balance sheet. Imperial accounts for its investment in Acquisition under the cost method of accounting for investments.

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

Pro Forma Condensed Consolidated Statement of Operations (Unaudited)

	For the Fiscal Years Ended
	Dec. 1, 2001	Dec. 2, 2000
Net sales and other revenue	$30,130	$28,841
Cost of goods sold	23,517	21,566
Selling, general and administrative expenses	8,931	9,052

Operating loss	(2,318)	(1,777)
Gain on sale of Sales and Service Centers	9,469	9,469
Write-down of investment	(2,225)	—
Nonoperating expenses, net	(624)	(175)

Income before income tax provision	4,302	7,517
Income tax provision	2,198	2,950

Income before equity investment	2,104	4,567
(Loss) income from equity investment	(353)	592

Net income	$1,751	$5,159

Basic net income per common share	$0.36	$1.06

Diluted net income per common share	$0.35	$1.04

3.    Industry Segment Information

        Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

	For the Fiscal Years Ended,
	Nov. 30, 2002	Dec. 1, 2001	Dec. 2, 2000
Net sales and other revenue
Landscape nursery product sales	$25,212	$23,610	$68,563
Rental revenue and real estate sales	8,749	8,403	5,811

	$33,961	$32,013	$74,374

Operating profit (loss)
Landscape nursery	$(1,921)	$(2,741)	$5,303
Real estate	1,142	1,046	151

Industry segment totals	(779)	(1,695)	5,454
General corporate expense	(1,509)	(1,487)	(1,642)
Gain on sale of Sales and Service Centers	—	9,469	—
Write-down of investment	—	(2,225)	—
Interest expense, net	(1,593)	(784)	(1,098)

(Loss) income before income tax (benefit) provision	$(3,881)	$3,278	$2,714

	Nov. 30, 2002	Dec. 1, 2001	Dec. 2, 2000
Identifiable assets
Landscape nursery	$50,306	$48,908	$56,336
Real estate	58,431	55,746	46,814

Industry segment totals	108,737	104,654	103,150
General corporate (consists primarily of investments)	24,219	19,521	24,134

	$132,956	$124,175	$127,284

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Nov. 30, 2002	Dec. 1, 2001	Dec. 2, 2000	Nov. 30, 2002	Dec. 1, 2001	Dec. 2, 2000
Landscape nursery	$2,451	$2,815	$3,618	$1,172	$1,267	$1,463
Real estate	3,447	10,322	9,205	1,911	1,613	1,056

Industry segment totals	5,898	13,137	12,823	3,083	2,880	2,519
General corporate	—	—	—	143	39	14

	$5,898	$13,137	$12,823	$3,226	$2,919	$2,533

        See Note 2 regarding the sale of the SSCs and Note 9 for information on Griffin's equity investment in Centaur.

4.    Income Taxes

        Griffin's income tax (benefit)/provision and deferred tax assets and liabilities in the accompanying financial statements have been calculated in accordance with SFAS No. 109 "Accounting for Income Taxes." The income tax (benefit)/provisions for fiscal 2002, fiscal 2001 and fiscal 2000 are summarized as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2002	Dec. 1, 2001	Dec. 2, 2000
Current federal	$(2,837)	$1,525	$8
Current state and local	46	356	110
Deferred	(373)	(93)	926

Total income tax (benefit) provision	$(3,164)	$1,788	$1,044

        The reasons for the difference between the United States statutory income tax rate and the effective rates are shown in the following table:

	For the Fiscal Years Ended,
	Nov. 30, 2002	Dec. 1, 2001	Dec. 2, 2000
Tax provision at statutory rates	$(1,320)	$1,115	$923
State and local taxes	(141)	427	187
Reversal of accrued tax liability	(1,508)	—	—
Basis difference on investment	—	343	—
Other	(195)	(97)	(66)

Total income tax (benefit) provision	$(3,164)	$1,788	$1,044

        The reversal of an accrual for income tax liability reflects the favorable settlement of tax examinations of earlier years. The tax examinations were made on tax returns filed by Culbro Corporation ("Culbro"), Griffin's parent company prior to distribution (the "Distribution") of Griffin common stock to Culbro's stockholders in 1997. The accrual for income taxes was assumed by Griffin from Culbro at the time of the Distribution for unresolved tax examinations of earlier years. Under a Tax Sharing Agreement between Griffin and Culbro, Griffin remained liable after the Distribution for tax assessments related to certain items included on Culbro's consolidated income tax returns. The Tax Sharing Agreement provided, among other things, for the allocation between Culbro and Griffin of federal, state, local and foreign tax liabilities for all periods that Griffin was a wholly-owned subsidiary of Culbro. With respect to the consolidated tax returns filed by Culbro, the Tax Sharing Agreement provides that Griffin remained liable for any amounts that Culbro would have been required to pay with respect to any deficiencies assessed through the date of the Distribution, generally as if Griffin had filed separate tax returns.

        The significant components of Griffin's deferred tax asset and liability are as follows:

	Nov. 30, 2002	Dec. 1, 2001
Inventory	$1,474	$1,212
NOL carryforward	256	99
Other	380	477

Deferred tax asset	$2,110	$1,788

	Nov. 30, 2002	Dec. 1, 2001
Depreciation	$2,173	$2,076
Deferred gain on sale of SSCs	(551)	(551)
Write-down of investment	(413)	(413)
Other	697	345

Deferred tax liability	$1,906	$1,457

5.    Long-Term Debt

        Long-term debt includes:

	Nov. 30, 2002	Dec. 1, 2001
Mortgages	$21,811	$14,779
Credit Agreement	4,250	—
Bridge Loan	—	1,000
Capital leases	486	669

Total	26,547	16,448
Less: due within one year	540	508

Total long-term debt	$26,007	$15,940

        On February 8, 2002, Griffin entered into a $19.4 million revolving credit agreement, as amended (the "2002 Credit Agreement") with Fleet National Bank ("Fleet"). The amount available for borrowing under the 2002 Credit Agreement was reduced to $14.1 million as described below. The initial borrowings under the 2002 Credit Agreement were used to repay the amount then outstanding ($4.5 million) under Griffin's bridge loan, to repay a mortgage of $0.4 million on one of Griffin's commercial buildings and for certain expenses related to the 2002 Credit Agreement. The 2002 Credit Agreement is being used to finance working capital requirements at Griffin's landscape nursery and real estate businesses and for investment in Griffin's real estate assets. Borrowings under the 2002 Credit Agreement may be, at Griffin's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at Fleet's prime rate plus a margin of 0.5% per annum. Borrowings of one month and longer bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of 2.5% per annum. The amount outstanding at November 30, 2002 under the 2002 Credit Agreement had a weighted average interest rate of 3.97%. The margins can be reduced if Griffin achieves certain debt service coverage ratios (as defined). There are no compensating balance requirements, and Griffin pays a commitment fee of 0.25% per annum on unused borrowing capacity.

The 2002 Credit Agreement is collateralized by certain of Griffin's real estate assets and includes financial covenants with respect to Griffin's fixed charge coverage (as defined), net worth and leverage. As of August 31, 2002 and November 30, 2002, Griffin was in default under the fixed charge coverage ratio of the 2002 Credit Agreement. The 2002 Credit Agreement was amended to adjust the fixed charge coverage ratio, and after giving effect to the amendments, Griffin is no longer in default.

        On September 17, 2002, Griffin completed a $7.7 million nonrecourse mortgage of two commercial properties. Proceeds of the mortgage were used to reduce the amount outstanding under the 2002 Credit Agreement. The mortgage has an interest rate of 7.0% and a term of fifteen years, with payments based on a twenty-five year amortization period. One of the properties included in this mortgage was previously included as collateral under the 2002 Credit Agreement. As a result of removing that property from the collateral of the 2002 Credit Agreement, the commitment under the 2002 Credit Agreement was reduced to $14.1 million.

        At November 30, 2002, Griffin had three nonrecourse mortgages outstanding. These mortgages had balances of $7,983, $6,172 and $7,656, with fixed interest rates of 8.54%, 8.125% and 7.0%, respectively. The annual principal payment requirements under the terms of the mortgages for the years 2003 through 2007 are $340, $365, $397, $430 and $464, respectively. The book value of buildings under the mortgages was $21.2 million at November 30, 2002.

        At November 30, 2002 and December 1, 2001, the fair value of Griffin's mortgages was $23.9 million and $15.8 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral. Management believes that because of their variable interest rates, the amount included on Griffin's balance sheet for the 2002 Credit Agreement at November 30, 2002 and the amount included on Griffin's balance sheet for the Bridge Loan at December 1, 2001 reflect their fair values.

        On December 17, 2002, Griffin completed a $9.75 million nonrecourse mortgage of two commercial properties. Proceeds of the mortgage were used to finance Griffin's $8.8 million acquisition, completed on December 6, 2002, of a 70% interest in those buildings. Griffin previously held a 30% interest in those buildings. The mortgage has a 6.08% rate and a term of ten years, with payments based on a twenty-five year amortization period.

        Future minimum lease payments under capital leases for transportation equipment and the present value of such payments as of November 30, 2002 were:

2003	$241
2004	175
2005	92
2006	23
2007	2

Total minimum lease payments	533
Less: amounts representing interest	47

Present value of minimum lease payments (a)	$486

(a)
Includes current portion of $200 at November 30, 2002.

        At November 30, 2002 and December 1, 2001, machinery and equipment included capital leases amounting to $305 and $411, respectively, which is net of accumulated amortization of $398 and $883, respectively, at November 30, 2002 and December 1, 2001. Amortization expense relating to capital leases in fiscal 2002, fiscal 2001, and fiscal 2000 was $174, $204, and $295, respectively.

6.    Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2002, fiscal 2001 and fiscal 2000 were $152, $156 and $251, respectively.

  Deferred Compensation Plan

        In fiscal 1999, Griffin adopted a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Contributions to the Deferred Compensation Plan started in fiscal 2000. At November 30, 2002 and December 1, 2001, Griffin's liability under the Deferred Compensation Plan was $243 and $189, respectively. The expense for Griffin's matching contributions to the Deferred Compensation Plan in fiscal 2002, fiscal 2001 and fiscal 2000 was $20, $27 and $19, respectively. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets.

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

	For the Fiscal Years Ended,
	Nov. 30, 2002	Dec. 1, 2001	Dec. 2, 2000
Service cost	$25	$24	$21
Interest	37	32	29

Total expense	$62	$56	$50

        Griffin's liability for postretirement benefits, as determined by the Plan's actuaries, is shown below. None of these liabilities were funded as of November 30, 2002 and December 1, 2001.

	Nov. 30, 2002	Dec. 1, 2001
Retirees	$71	$36
Fully eligible active participants	303	277
Other active participants	276	241
Unrecognized net loss from experience differences and assumption changes	(117)	(77)

Liability for postretirement benefits	$533	$477

        Discount rates of 6.75% and 7.0% were used to compute the accumulated postretirement benefit obligations at November 30, 2002 and December 1, 2001, respectively.

7.    Stockholders' Equity

  Per Share Results

        Basic and diluted per share results were based on the following:

	For the Fiscal Years Ended,
	Nov. 30, 2002	Dec. 1, 2001	Dec. 2, 2000
Net income as reported for computation of basic per share results	$2,925	$1,137	$2,262
Adjustment to net income for assumed exercise of options of equity investee (Centaur)	(283)	(23)	(41)

Adjusted net income for computation of diluted per share results	$2,642	$1,114	$2,221

Weighted average shares outstanding for computation of basic per share results	4,864,000	4,863,000	4,863,000
Incremental shares from assumed exercise of Griffin stock options	107,000	114,000	67,000

Adjusted weighted average shares for computation of diluted per share results	4,971,000	4,977,000	4,930,000

  Griffin Stock Option Plan

        The Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"), adopted in 1997 and subsequently amended, makes available a total of 1,250,000 options to purchase shares of Griffin common stock. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options issued at market value on the date approved by the Board of Directors of Griffin. None of the options outstanding at November 30, 2002 may be exercised as stock appreciation rights.

        The Griffin Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Griffin. A summary of the activity under the Griffin Stock Option Plan is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 27, 1999	601,707	$12.16
Granted in 2000	27,000	11.34
Cancelled in 2000	(900)	13.25

Outstanding at December 2, 2000	627,807	12.12
Granted in 2001	55,300	14.29
Cancelled in 2001	(53,800)	13.97

Outstanding at December 1, 2001	629,307	12.18
Exercised in 2002	(2,212)	1.79
Granted in 2002	32,983	15.26
Cancelled in 2002	(4,000)	13.09

Outstanding at November 30, 2002	656,078	$12.37

Number of option holders at November 30, 2002	28

Range of Exercise Prices	Outstanding at Nov. 30, 2002	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
Under $3.00	32,223	$1.75	1.5
$3.00-$11.00	100,172	7.52	3.2
Over $11.00	523,683	13.95	6.0

	656,078

        Of the options issued in fiscal 2002, 25,000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 7,983 vest on the second anniversary from the date of grant. Of the options issued in fiscal 2001, 40,300 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 15,000 vest on the second anniversary from the date of grant. Of the options issued in fiscal 2000, 20,000 options vest in equal installments on the third, fourth and fifth anniversaires from the date of grant, 4,000 options vested during fiscal 2002 and 3,000 were vested on the date of grant. At November 30, 2002, 412,730 options outstanding under the Griffin Stock Option Plan were exerciseable with a weighted average price of $11.64 per share.

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

	Nov. 30, 2002	Dec. 1, 2001	Dec. 2, 2000
Net income, as reported	$2,925	$1,137	$2,262
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(332)	(357)	(388)

Net income, pro forma (under SFAS No. 123)	$2,593	$780	$1,874

Adjusted net income for computation of diluted per share results, pro forma (SFAS No. 123)	$2,310	$757	$1,833

Basic net income per common share, as reported	$0.60	$0.23	$0.47
Basic net income per common share, pro forma (under SFAS No. 123)	$0.53	$0.16	$0.39
Diluted net income per common share, as reported	$0.53	$0.22	$0.45
Diluted net income per common share, pro forma (under SFAS No. 123)	$0.46	$0.15	$0.37

        The weighted average fair value of each option granted during fiscal 2002, fiscal 2001 and fiscal 2000, were $7.15, $4.82 and $5.20, respectively, estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model to calculate the fair value of each option; expected volatility of approximately 46% in fiscal 2002, and 35% in fiscal 2001 and fiscal 2000; risk free interest rates in fiscal 2002, fiscal 2001 and fiscal 2000 of 4.77%, 5.00% and 5.15%, respectively; expected option term of 5 years and no dividend yield for all options issued.

8.    Operating Leases

        Future minimum rental payments for the next five years under noncancelable leases as of November 30, 2002 were:

2003	$158
2004	175
2005	169
2006	167
2007	166
Later years	131

Total minimum lease payments	$966

        Total rental expense for all operating leases in fiscal 2002, fiscal 2001 and fiscal 2000 was $157, $182 and $408, respectively.

        As lessor, Griffin Land's real estate activities include the leasing of industrial and office space in Connecticut. Future minimum rentals to be received under noncancelable leases as of November 30, 2002 were:

2003	$7,121
2004	6,497
2005	5,971
2006	4,672
2007	3,722
Later years	14,269

$42,252

        Total rental revenue from all leases in fiscal 2002, fiscal 2001 and fiscal 2000 was $6,557, $5,402 and $3,629, respectively. On December 6, 2002, Griffin acquired the 70% interest that it did not already own in a joint venture that owns two office buildings. Minimum rental revenue under noncancellable leases to be received from these two buildings for the years 2003 through 2007, which is not included in the above table, are $2,423, $2,188, $1,499, $1,135 and $305, respectively.

9.    Investments

  Investment in Centaur

        Griffin holds 5.4 million shares of the 15.4 million shares of Centaur common stock outstanding, or approximately 35%. Griffin's equity results from Centaur for each of the three fiscal years ended November 30, 2002, reflect Centaur's results for the twelve month periods ended November 30, 2002, November 30, 2001, and November 30, 2000, respectively. Griffin's equity income (loss) from Centaur for each of the three fiscal years ended November 30, 2002 includes $578 for amortization of the excess of the cost of Griffin's investment over the book value of its equity in Centaur (representing publishing rights and goodwill). Griffin's retained earnings at November 30, 2002 includes undistributed earnings from Centaur of $5.2 million. The following table reflects Centaur's results for the twelve month periods ended November 30, 2002, November 30, 2001 and November 30, 2000.

	Twelve Months Ended,
	Nov. 30, 2002	Nov. 30, 2001	Nov. 30, 2000
Net sales	$95,298	$94,921	$107,002
Costs and expenses	106,050	89,353	95,231

Operating (loss) profit	(10,752)	5,568	11,771
Nonoperating expenses	2,113	1,945	2,389

Pretax (loss) income	(12,865)	3,623	9,382
Income tax (benefit) provision	(1,084)	2,282	3,297

(Loss) income from continuing operations	(11,781)	1,341	6,085
Discontinued operation:
Income (loss) from discontinued operation, net of tax	45	(411)	(2,969)
Gain on sale of discontinued operation, net of tax	23,736	—	—

Net income	$12,000	$930	$3,116

        In August, 2002 Centaur completed the sale of its Lawtel operation that provided on-line legal information. Griffin did not receive any cash from the sale as Centaur used the proceeds to pay down debt. Griffin's allocable portion of the gain was $8.4 million, and is included in Griffin's equity income from Centaur in the fiscal year ended November 30, 2002. Lawtel is accounted for as a discontinued operation in Centaur's operating results in each of the periods presented above.

        Also included in Griffin's equity results from Centaur in the fiscal year ended November 30, 2002 was a charge for goodwill impairment at Centaur of which Griffin's allocable share of this charge was $5.0 million. Centaur's income tax benefit from continuing operations in the fiscal year ended November 30, 2002 includes the effect of a reduction of a valuation allowance on certain deferred tax assets related to prior years operating losses of a subsidiary of Centaur. Griffin's allocable share of this item was $0.7 million. The income tax (benefit) provision of Centaur reflects the nondeductability of certain expenses under tax laws in the United Kingdom.

        The following table reflects Centaur's balance sheet as of November 30, 2002 and November 30, 2001.

	Nov. 30, 2002	Nov. 30, 2001
Current assets	$19,895	$23,701
Intangible assets	5,955	19,157
Other noncurrent assets	11,380	11,691

Total assets	$37,230	$54,549

Current liabilities	$23,893	$31,594
Debt	—	20,803
Noncurrent liabilities	2,710	3,135

Total liabilities	26,603	55,532
Stockholders' equity (deficit)	10,627	(983)

Total liabilities and stockholders' equity (deficit)	$37,230	$54,549

  Real Estate Joint Venture

        Included in other assets at November 30, 2002 and December 1, 2001 is $3,103 and $3,099, respectively, for Griffin's 30% interest in a real estate joint venture that owns two commercial properties in Connecticut. Results of this investment are included in operating profit. On December 6, 2002, Griffin acquired the remaining 70% interest in these buildings for $8.8 million (see Note 5). Upon completion of that transaction, the joint venture was liquidated.

10.    Supplemental Financial Statement Information

  Related Party Transactions

        Prior to the Distribution on July 3, 1997, Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). At the time the Agricultural Lease was consummated, both Griffin and General Cigar were wholly-owned subsidiaries of Culbro. The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. The rent payable by General Cigar under the Agricultural Lease is approximately equal to the aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased. In fiscal 2002, fiscal 2001, and fiscal 2000 General Cigar made rental payments of $147, $144, and $148, respectively, to Griffin with respect to the Agricultural Lease.

10.    Supplemental Financial Statement Information (Continued)

        Also prior to the Distribution in 1997, Griffin entered into a Services Agreement (the "Services Agreement") with Culbro, and its successor, General Cigar Holdings, Inc. ("GC Holdings"). The Services Agreement was terminated with respect to all services provided by GC Holdings after one year, except for certain transportation services, with respect to which the Services Agreement was amended and extended through March 2002, at which time it was not renewed. In fiscal 2002, fiscal 2001 and fiscal 2000, Griffin paid $55, $109 and $141, respectively, to GC Holdings under the Services Agreement. As of November 30, 2002 there were no amounts due GC Holdings from Griffin with respect to the Services Agreement. As of December 1, 2001, $110 was due to GC Holdings from Griffin with respect to the Services Agreement.

        In 1997 subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South development in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional annual periods thereafter. Under the Commercial Lease, General Cigar made rental payments to Griffin in fiscal 2002, fiscal 2001 and fiscal 2000 of $655, $571 and $511, respectively. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease approximates market rates.

  Comprehensive Income

        The statement of stockholders' equity for the years ended November 30, 2002, December 1, 2001 and December 2, 2000 includes other comprehensive (loss) income of ($375), $61 and $186, respectively, relating to the effect of translation adjustments on Griffin's equity investment in Centaur.

  Inventories

        Inventories consist of:

	Nov. 30, 2002	Dec. 1, 2001
Nursery stock	$29,960	$29,514
Materials and supplies	1,204	935

	$31,164	$30,449

        Although all inventories are classified as a current asset based upon industry practice (see Note 1), approximately $13.8 million of the inventory at November 30, 2002 is not currently expected to be sold within twelve months of the balance sheet date.

  Property and Equipment

        Property and equipment consist of:

	Estimated Useful Lives	Nov. 30, 2002	Dec. 1, 2001
Land and improvements		$5,075	$4,175
Buildings	10 to 40 years	2,964	2,960
Machinery and equipment	3 to 20 years	14,789	15,093

		22,828	22,228
Accumulated depreciation		(10,314)	(10,810)

		$12,514	$11,418

        Total depreciation expense related to property and equipment in fiscal 2002, fiscal 2001 and fiscal 2000 was $1,076, $1,367 and $1,526, respectively.

  Real Estate Held for Sale or Lease

        Real estate held for sale or lease consists of:

		November 30, 2002
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,330	$3,097	$4,427
Land improvements	15 years	—	3,978	3,978
Buildings	40 years	—	40,482	40,482
Development costs		6,374	7,540	13,914

		7,704	55,097	62,801
Accumulated depreciation		—	(12,255)	(12,255)

		$7,704	$42,842	$50,546

		December 1, 2001
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,342	$3,097	$4,439
Land improvements	15 years	—	3,948	3,948
Buildings	40 years	—	40,613	40,613
Development costs		5,991	4,744	10,735

		7,333	52,402	59,735
Accumulated depreciation		—	(10,493)	(10,493)

		$7,333	$41,909	$49,242

        Griffin capitalized interest in fiscal 2002, fiscal 2001 and fiscal 2000 of $61, $377 and $91, respectively. Total depreciation expense related to real estate held for sale or lease in fiscal 2002, fiscal 2001 and fiscal 2000 was $1,762, $1,494 and $937, respectively.

  Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of:

	Nov. 30, 2002	Dec. 1, 2001
Trade payables	$1,495	$2,165
Accrued salaries, wages and other compensation	410	376
Accrued construction costs	336	650
Retainage	248	659
Other accrued liabilities	1,450	1,911

	$3,939	$5,761

  Supplemental Cash Flow Information

        Griffin incurred capital lease obligations in fiscal 2002, fiscal 2001 and fiscal 2000 of $67, $412 and $576, respectively.

        In fiscal 2002, Griffin received an income tax refund, net of income tax payments, of $225. In fiscal 2001 and fiscal 2000, Griffin made income tax payments of $2,272 and $141, respectively. Interest payments, net of capitalized interest, were $1,614, $988 and $1,086 in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

11.    Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2002 Quarters	1st	2nd	3rd	4th(a)	Total
Net sales and other revenue	$2,599	$19,903	$5,973	$5,486	$33,961
Gross profit	743	4,082	254	686	5,765
Net income (loss)	(1,465)	1,629	1,499	1,262	2,925
Basic net income (loss) per common share	(0.30)	0.33	0.31	0.26	0.60
Diluted net income (loss) per common share	(0.30)	0.32	0.26	0.25	0.53
2001 Quarters	1st	2nd	3rd	4th(a)	Total
Net sales and other revenue	$3,947	$16,808	$6,453	$4,805	$32,013
Gross profit	1,021	3,503	1,558	983	7,065
Net income (loss)	4,069	719	(1,289)	(2,362)	1,137
Basic net income (loss) per common share	0.84	0.15	(0.27)	(0.49)	0.23
Diluted net income (loss) per common share	0.82	0.14	(0.27)	(0.49)	0.22

(a)
The 2002 fourth quarter reflects an income tax benefit of $1.5 million for the reversal of an accrual for income taxes as a result of the favorable settlement of tax examinations of prior years.
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

        As of November 30, 2002, Griffin had committed purchase obligations, including materials and services related to construction of a new 115,000 square foot facility by Griffin Land, of $1.1 million. Subsequent to November 30, 2002, Griffin entered into purchase obligations for an additional $3.2 million, principally related to the construction of the new building.

Report of Independent Accountants

To the Stockholders and Directors of
Griffin Land & Nurseries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries at November 30, 2002 and December 1, 2001 and the results of their operations and cash flows for the fiscal years ended November 30, 2002, December 1, 2001 and December 2, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Griffin Land & Nurseries, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
February 24, 2003
Hartford, Connecticut

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-30639) of Griffin Land & Nurseries, Inc. of our report dated February 24, 2003, which appears above in this Form 10-K of Griffin Land & Nurseries, Inc. for the fiscal year ended November 30, 2002. We also consent to the incorporation by reference in such Registration Statement on Form S-8 of our report on the financial statement schedules, which appears in Exhibit 23.2 on this Form 10-K of Griffin Land & Nurseries, Inc. for the fiscal year ended November 30, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
February 24, 2003
Hartford, Connecticut

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Edgar M. Cullman	85	Chairman of the Board and Director
Frederick M. Danziger	62	President, Chief Executive Officer and Director
Anthony J. Galici	45	Vice President, Chief Financial Officer and Secretary
John L. Ernst	62	Director
Winston J. Churchill, Jr.	62	Director
Thomas C. Israel	58	Director
David F. Stein	62	Director
Gregory M. Schaan	45	President and Chief Executive Officer of Imperial Nurseries, Inc.

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

        Winston J. Churchill, Jr. has been a director of Griffin since April 1997. Mr. Churchill, Jr. is also a director of Amkor Technology, Inc., USDATA Corporation and Innovative Solutions and Support, Inc. He is a managing general partner of SCP Private Equity Partners, L.P., a private equity fund, and is Chairman of Churchill Investment Partners, Inc. and CIP Capital, Inc.

        Thomas C. Israel has been a director of Griffin since July 2000. Mr. Israel is also a director of Asbury Automotive Group, Inc. Mr. Israel was a director of Culbro Corporation from 1989 until 1997 and a director of General Cigar Holdings, Inc. from December 1996 through May 2000. Mr. Israel is Chairman of A.C. Israel Enterprises, Inc., an investment company.

        David F. Stein has been a director of Griffin since November 1997. Mr. Stein is Vice Chairman of J&W Seligman & Co., Inc., an asset management firm. He has been Vice Chairman since 1996. Mr. Stein was a Managing Director of J&W Seligman & Co., Inc., from 1990 until 1996.

        Gregory M. Schaan has been the President and Chief Executive Officer of Imperial Nurseries, Inc. ("Imperial") since October 1999. From 1997 until 1999 he was Senior Vice President of Sales and Marketing of Imperial. From 1992 until 1997 he was Vice President of Sales and Marketing of Imperial.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the annual and long-term compensation for Mr. Danziger, Griffin's President and Chief Executive Officer, and Mr. Galici, Griffin's Vice President, Chief Financial Officer and Secretary (the "Named Executive Officers"), as well as the total compensation paid by Griffin during fiscal 2002, fiscal 2001 and fiscal 2000 to the Named Executive Officers. There are no other executive officers of Griffin.

Summary Compensation Table

					Long Term Compensation Awards
	Annual Compensation				Number of Securities Underlying Stock Options Granted
Name and Principal Position				Other Annual Compensation(1)
	Year	Salary	Bonus
Frederick M. Danziger	2002	$413,858	$—	$12,727	—
President and Chief Executive Officer	2001	398,086	261,000	12,312	—
	2000	386,538	111,000	12,138	—
Anthony J. Galici	2002	$194,615	$—	$14,559	—
Vice President, Chief Financial Officer	2001	188,846	123,000	14,199	7,500
and Secretary	2000	180,577	48,000	5,923	10,000

(1)
Amounts shown under Other Annual Compensation include matching contributions made by Griffin under its 401(k) Savings Plan and its Deferred Compensation Plan, and other miscellaneous cash benefits, but do not include funding for or receipt of retirement plan benefits. No executive officer who would otherwise have been includable in such table resigned or terminated employment during fiscal 2002, fiscal 2001 or fiscal 2000.

        There were no awards of restricted stock or payouts pursuant to long term incentive plans made to any Named Executive Officer in fiscal 2002. There were no stock options granted to a Named Executive Officer in fiscal 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities Underlying Options Held at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick M. Danziger	—	$—	200,000	100,000	$31,500	$63,000
Anthony J. Galici	2,212	27,110	25,429	27,500	66,188	39,510

(1)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $13.88 per share (the average of the high and low prices of Griffin's Common Stock on November 29, 2002) and the exercise price of each stock option.

        There were no stock options exercised by the Named Executive Officers in 2001 and 2000.

Compensation of Directors

        Members of the Board of Directors who are not employees of Griffin receive $15,000 per year and $750 for each Board and Committee meeting attended. Effective January 1, 2003, Chairmen of the Committees receive $5,000 per year. The 1997 Stock Option Plan, as amended, provides that non-employee Directors who are not members of the Cullman & Ernst Group receive annually options exercisable for shares of Common Stock at an exercise price that is the market price at the time of grant. Under the 1997 Stock Option Plan, as amended, the number of shares granted to non-employee Directors is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2002 Griffin granted Mr. Churchill, Jr., Mr. Stein and Mr. Israel each options exercisable for 2,661 shares of Common Stock, and expects to grant additional options to Messrs. Churchill, Jr., Israel and Stein in 2003 consistent with the 1997 Stock Option Plan, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Griffin's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. Based upon its involvement in the preparation of certain of such forms and a review of copies of other such forms received by it, Griffin believes that with respect to fiscal 2002, all such Section 16(a) filing requirements were satisfied. The stock option ownership of the officers is disclosed in the stock option table set forth above and the description of stock option grants to directors is disclosed under the heading "Compensation of Directors."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the nominees for election as directors (who are all current directors), (iii) the Named Executive Officers (as defined in Item 11) and (iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of November 30, 2002.

Name and Address(1)	Shares Beneficially Owned(2)	Percent of Total
Edgar M. Cullman (3)	977,342	18.5
Edgar M. Cullman, Jr. (3)	946,038	17.9
Louise B. Cullman (3)	846,775	16.0
Susan R. Cullman (3)	758,607	14.4
Frederick M. Danziger (3)	476,320	9.0
Lucy C. Danziger (3)	1,043,992	19.8
John L. Ernst (3)	421,250	8.0
Winston J. Churchill, Jr.	49,000	*
Thomas C. Israel	15,000	*
David F. Stein	44,000	*
Anthony J. Galici	37,246	*
B. Bros. Realty Limited Partnership (4)	233,792	4.4
Gabelli Funds, Inc. et al (5)	1,503,200	28.5
All directors and officers collectively, consisting of 7 persons (6)	2,020,158	38.3

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, New York 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days pursuant to the 1997 Stock Option Plan. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of November 30, 2002, a group (the "Cullman and Ernst Group") consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of approximately 2,327,295 shares of Common Stock (approximately 47.8% of the outstanding shares of Common Stock). Among others, Mr. Cullman, Mr. Cullman, Jr., Mr. Ernst and Mr. Danziger (who is a member of the Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Louise B. Cullman is the wife of Edgar M. Cullman; Edgar M. Cullman, Jr., is the son of Edgar M. Cullman and Louise B. Cullman; Susan R. Cullman and Lucy C. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman; and Lucy C. Danziger is the wife of Frederick M. Danziger.

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

(6)
Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

        The table below provides information on Griffin's equity compensation plan as of November 30, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	656,078	$12.37	288,115

        Note: There are no equity compensation plans that were not approved by security holders.

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

        Edgar M. Cullman, the Chairman of Griffin, is also the Chairman of General Cigar Holdings, Inc. ("GC Holdings"), the successor to Culbro. In addition, certain members of the Cullman & Ernst Group who may be deemed to beneficially own more than five percent of Griffin's Common Stock (see Item 12) also may be deemed to beneficially own more than five percent of the Common Stock of GC Holdings. Prior to the distribution of the common stock of Griffin to Culbro stockholders in 1997 (the "Distribution"), Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), a wholly-owned subsidiary of GC Holdings, as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. In fiscal 2002, fiscal 2001 and fiscal 2000, General Cigar made rental payments of $147,000, $144,000 and $148,000, respectively, to Griffin with respect to the Agricultural Lease.

        Also in 1997, Griffin entered into a Services Agreement (the "Services Agreement") with Culbro. Pursuant to the Services Agreement, Culbro, and its successor GC Holdings, provided Griffin, for a period of one year after the Distribution, with certain administrative services, including internal audit, tax preparation, legal and transportation services. The Services Agreement was terminated with respect to all services provided by GC Holdings as of July 1998, except for certain transportation services, with respect to which the Services Agreement was amended and extended through March 2002, at which time it was not renewed. In fiscal 2002, fiscal 2001 and fiscal 2000, Griffin paid $55,000, $109,000 and $141,000, respectively, to GC Holdings under the Services Agreement.

        In late 1997, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initital term of ten years and provides for the extension of the lease for additional annual periods thereafter. In fiscal 2002, fiscal 2001 and fiscal 2000 General Cigar made rental payments to Griffin of $655,000, $571,000 and $511,000, respectively, under the Commercial Lease. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease is at market rates.

ITEM 14. CONTROLS AND PROCEDURES

        Griffin maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to Griffin's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, Griffin has investments in certain unconsolidated entities. As Griffin does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

        Within 90 days prior to the date of this report, Griffin carried out an evaluation, under the supervision and with the participation of Griffin's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of Griffin's disclosure controls and procedures. Based on the foregoing, Griffin's Chief Executive Officer and Chief Financial Officer concluded that Griffin's disclosure controls and procedures were effective.

        There have been no significant changes in Griffin's internal controls or in other factors that could significantly affect the internal controls subsequent to the date Griffin completed its evaluation.

PART IV

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

        (a)(1) Financial Statements-see also Item 8

            (2) Financial Statement Schedules and Financial Statements of Equity Investee

        The following financial statements of Griffin's equity investee and additional financial data should be read in conjunction with the financial statements in such 2002 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULES

II—Valuation and Qualifying Accounts and Reserves	S-1
III—Real Estate and Accumulated Depreciation	S-2/S-3

FINANCIAL STATEMENTS

Centaur Communications, Ltd. financial statements for the year ended June 30, 2002	F-1
  (b)
  On October 3, 2002 Griffin filed a Form 8-K dated October 3, 2002 to report its agreement to acquire the 70% interest owned by USAA Real Estate Company in two office buildings in Griffin Center, Windsor, Connecticut.

  (c)
  Exhibits

Exhibit No.	Description
2.1	Form of Distribution Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24,1996, as amended)
2.2	Asset Purchase Agreement among Shemin Nurseries, Inc., Shemin Acquisition Corporation and Imperial Nurseries, Inc. dated January 5, 2001 (incorporated by reference to the Form 8-K of Griffin Land & Nurseries, Inc. dated January 26, 2001 filed February 12, 2001)
3.1	Form of Amended and Restated Certificate of Incorporation of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)
3.2	Form of Bylaws of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)
10.1	Form of Tax Sharing Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)
10.2	Form of Benefits and Employment Matters Allocation Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)
10.3	Form of Services Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)

10.4	Form of Agricultural Lease between Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)
10.5	Employment Agreement between Culbro Corporation and Jay M. Green, dated as of April 8, 1994, and as amended on January 11, 1997 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)
10.6	Form of 1997 Stock Option Plan of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)
10.7	Form of 401(k) Plan of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)
10.8	1996 Stock Plan of Culbro Corporation dated as of March 15, 1996 (incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 15, 1996, for its Annual Meeting of Shareholders held on April 11, 1996)
10.9	1992 Stock Plan of Culbro Corporation, dated December 10, 1993 (incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 31, 1993, for its Annual Meeting of Shareholders held on April 8, 1993)
10.10	Stock Option Plan for Non-employee Directors of Culbro Corporation, dated December 10, 1993 (incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 3, 1993, for its Annual Meeting of Shareholders held on April 8, 1993)
10.11	1991 Employees Incentive Stock Option Plan of Culbro Corporation, dated as of January 31, 1991 and as amended on February 12, 1995 (incorporated by reference to the definitive proxy statement of Culbro Corporation, dated April 9, 1991, for its Annual Meeting of Shareholders held on May 9, 1991)
10.12	Annual Incentive Compensation Plan of Culbro Corporation, dated as of December 7, 1995 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)
10.13	Annual Incentive Compensation Plan of General Cigar Co., Inc., dated as of December 7, 1995 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)
10.14	Long-Term Performance Plan of Culbro Corporation for the three-year period 1995-1997 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)
10.15	Deferred Incentive Compensation Plan of Culbro Corporation, dated as of December 13, 1982 and as amended on February 12, 1985 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)
10.16	Revolving Credit Agreement and Guaranty dated May 6, 1998 (incorporated by reference to Form 10-Q dated May 30, 1998 filed July 10, 1998)
10.17	Loan Agreement dated June 24, 1999 (incorporated by reference to Form 10-Q dated August 28, 1999 filed October 8, 1999)
10.18	Revolving Credit Agreement dated August 3, 1999 (incorporated by reference to Form 10-Q dated August 28, 1999 filed October 8, 1999)

10.19	Credit Agreement dated as of February 8, 2002 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank (incorporated by reference to Form 10-K dated December 1, 2001 filed March 1, 2002)
10.20	Amendment Agreement dated as of August 31, 2002 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002 (incorporated by reference to Form 10-Q dated August 31, 2002 filed October 11, 2002)
10.21	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases \ dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company (incorporated by reference to Form 10-Q dated August 31, 2002 filed October 11, 2002)
10.22	Letter of Agreement between Griffin Land & Nurseries, Inc. and USAA Real Estate Company (incorporated by reference to Form 10-Q dated August 31, 2002 filed October 11, 2002)
10.23	Agreement of Purchase and Sale of Partnership Interest between Griffin Land & Nurseries, Inc. and USAA Real Estate Company dated December 5, 2002
10.24	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank
10.25	Second Amendment Agreement dated as of January 31, 2003 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002
21	Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)
23.1	Consent of PricewaterhouseCoopers LLP (included with the report accompanying Item 8 of this Form 10-K)
23.2	Report of Independent Accountants on Financial Statement Schedules

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 28, 2003.

GRIFFIN LAND & NURSERIES, INC.
By:	/s/ FREDERICK M. DANZIGER Frederick M. Danziger President and Chief Executive Officer
By:	/s/ ANTHONY J. GALICI Anthony J. Galici Vice President, Chief Financial Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated as of February 28, 2003.

Name	Title

/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ EDGAR M. CULLMAN Edgar M. Cullman	Chairman of the Board and Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Director, President and Chief Executive Officer
/s/ JOHN L. ERNST John L. Ernst	Director
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ DAVID F. STEIN David F. Stein	Director

FORM OF CERTIFICATION

I, Frederick M. Danziger, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Griffin Land & Nurseries, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

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

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves the management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 28, 2003
/s/ FREDERICK M. DANZIGER Frederick M. Danziger President and Chief Executive Officer

FORM OF CERTIFICATION

I, Anthony J. Galici, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Griffin Land & Nurseries, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

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

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves the management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 28, 2003
/s/ ANTHONY J. GALICI Anthony J. Galici Vice President, Chief Financial Officer and Secretary

Schedule II—Valuation and Qualifying Accounts and Reserves
(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves	Balance at End of Year
For fiscal year ended November 30, 2002
Reserves:
Uncollectible accounts—trade	$132	32	18	53(3)	$129

Inventories	$130	1,840	100	1,452(2)	$618

For fiscal year ended December 1, 2001
Reserves:				196(1)
Uncollectible accounts—trade	$580	48	4	304(3)	$132

Inventories	$135	60	—	65(2)	$130

For fiscal year ended December 2, 2000
Reserves:
Uncollectible accounts—trade	$564	72	14	70(3)	$580

Inventories	$601	227	—	693(2)	$135

Notes:

(1)
Reflects amount related to the disposition of the Sales and Service Centers by Imperial Nurseries, Inc. on January 26, 2001.

(2)
Inventories disposed.

(3)
Accounts receivable written off.

Schedule III—Real Estate
and Accumulated Depreciation
(dollars in thousands)

					Gross Amount at November 30, 2002
		Initial Cost
				Cost Capitalized Subsequent to Acquisition Improvements
Description	Encumbrances	Land	Bldg. & Improve.		Land	Land Improve.	Bldg.	Devel. Cost	Total	Accum. Dep.	Date of Construction	Date of Acquisition	Depr. Life
Real Estate Held for Sale
Undeveloped Land	$—	$1,061	$—	$—	$1,061	$—	$—	$—	$1,061	$—
Residential Development Simsbury, CT	—	203	—	2,998	203	—	—	2,998	3,201	—
Residential Development Windsor, CT	—	66	—	2,641	66	—	—	2,641	2,707	—
Other	—	—	—	735	—	—	—	735	735	—

Subtotal	—	1,330	—	6,374	1,330	—	—	6,374	7,704	—

Real Estate Held for Lease
Undeveloped Land	—	2,185	—	—	2,185	—	—	—	2,185	—
New England Tradeport Windsor/E. Granby, CT.
Undeveloped portion	—	439	—	2,278	439	—	—	2,278	2,717	—
Industrial Buildings	7,983	29	—	3,930	29	399	3,510	21	3,959	(2,469)	1978		40 yrs.
Industrial Building	—	13	1,722	396	13	319	1,799	—	2,131	(943)		1989	40 yrs.
Industrial Building	—	9	—	3,928	9	313	3,615	—	3,937	(469)	1998		40 yrs.
Industrial Building	7,656	10	—	5,569	10	325	5,244	—	5,579	(934)	1999		40 yrs.
Industrial Building	—	10	—	3,028	10	4	3,024	—	3,038	(80)	2001		40 yrs.
Construction in Progress	—	—	—	156	—	—	—	156	156	—
Griffin Center Windsor, CT.
Undeveloped portion	—	179	—	2,169	179	—	—	2,169	2,348	—
Industrial Building	6,172	22	—	7,791	22	—	7,791	—	7,813	(353)	2001		40 yrs.
Restaurant	—	—	—	1,410	—	207	1,203	—	1,410	(801)	1983		40 yrs.
Construction in Progress	—	—	—	2,678	—	—	—	2,678	2,678	—	2002
Griffin Center South Bloomfield, CT.
Undeveloped portion	—	142	—	218	142	—	—	218	360	—
Office Building	—	47	—	2,960	47	341	2,613	6	3,007	(1,806)	1977		40 yrs.
Office Building	—	3	—	1,929	3	248	1,673	8	1,932	(866)	1985		40 yrs.
Office Building	—	1	—	1,797	1	364	1,431	2	1,798	(669)	1988		40 yrs.
Office Building	—	1	—	1,522	1	177	1,343	2	1,523	(616)	1989		40 yrs.
Office Building	—	—	—	670	—	82	588	—	670	(279)	1988		40 yrs.
Office Buildings	—	5	—	3,445	5	127	3,318	—	3,450	(1,055)	1991		40 yrs.
Office Building	—	2	—	3,334	2	4	3,330	—	3,336	(146)	2001		40 yrs.
Other	—	—	—	1,070	—	1,068	—	2	1,070	(769)

Subtotal	21,811	3,097	1,722	50,278	3,097	3,978	40,482	7,540	55,097	(12,255)

	$21,811	$4,427	$1,722	$56,652	$4,427	$3,978	$40,482	$13,914	$62,801	$(12,255)

Schedule III—Real Estate
and Accumulated Depreciation (Continued)
November 30, 2002
(dollars in thousands)

Fiscal year ended November 30, 2002

	Cost	Reserve
Balance at beginning of year	$59,735	$(10,493)
Changes during the year:
Improvements	3,220	—
Additions to reserve charged to costs and expense	—	(1,762)
Cost of sales	(154)	—

Balance at end of year	$62,801	$(12,255)

Fiscal year ended December 1, 2001

	Cost	Reserve
Balance at beginning of year	$50,439	$(9,218)
Changes during the year:
Improvements	10,238	—
Additions to reserve charged to costs and expense	—	(1,494)
Cost of sales	(942)	219

Balance at end of year	$59,735	$(10,493)

Fiscal year ended December 2, 2000

	Cost	Reserve
Balance at beginning of year	$42,047	$(8,281)
Changes during the year:
Improvements	9,108	—
Additions to reserve charged to costs and expense	—	(937)
Cost of sales	(716)	—

Balance at end of year	$50,439	$(9,218)

Centaur Communications
Limited

(Registered number 1595235)

Annual report
for the year ended 30 June 2002

INDEPENDENT ACCOUNTANTS

To the Board of Directors and shareholders of Centaur Communications Limited

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in financial position (cash flows) and of changes in capital stock, reserves not available for distribution and unappropriated earnings (shareholders' equity) present fairly, in all material respects, the financial position of Centaur Communications Limited and its subsidiaries at 30 June 2002 and 2001, and the results of their operations and their cash flows for each of the years ended 30 June 2002 and 2001, in conformity with accounting principles generally accepted in the United Kingdom. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

        Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of consolidated net income expressed in sterling for each of the years ended 30 June 2002 and 2001 and the determination of consolidated stockholders' equity and consolidated financial position also expressed in sterling at 30 June 2002 and 2001 to the extent summarised in note 35 to the consolidated financial statements.

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers
Chartered Accountants and Registered Auditors
London

15 November 2002
Except for the information presented in note 35 for which the date is 30 January 2003

Centaur Communications Limited

Consolidated profit and loss account for the year ended 30 June 2002

	Note	Continuing operations 2002	Discontinued operations 2002	Total 2002	2001 (restated)
		£'000	£'000	£'000	£'000
Turnover	1	63,327	5,374	68,701	76,520
Cost of sales		(36,276)	(3,869)	(40,145)	(42,641)

Gross profit		27,051	1,505	28,556	33,879
Distribution costs		(4,180)	(139)	(4,319)	(4,589)
Administrative expenses		(29,341)	(1,722)	(31,063)	(23,006)

Adjusted EBITDA	1	5,808	(160)	5,648	11,842
Depreciation of tangible fixed assets		(2,332)	(191)	(2,523)	(2,255)
Amortisation of goodwill		(880)	(5)	(885)	(875)
Exceptional administrative costs	4	(9,066)	—	(9,066)	(2,428)

Operating (loss) / profit		(6,470)	(356)	(6,826)	6,284

Loss on disposal of business				—	(105)
Interest receivable and similar income	6			46	67
Interest payable and similar charges	7			(1,449)	(1,592)

(Loss) / profit on ordinary activities before taxation	3			(8,229)	4,654
Tax on (loss) / profit on ordinary activities	8			(358)	(2,430)

(Loss) / profit on ordinary activities after taxation				(8,587)	2,224
Equity minority interests				(41)	(101)

(Loss) / profit for the financial year				(8,628)	2,123
Dividends	9			—	(191)

Retained (loss) / profit for the financial year	23			(8,628)	1,932

        Adjusted EBITDA is calculated as operating (loss) / profit excluding depreciation, amortisation and exceptional administrative expenses as detailed in note 4.

        The accounting policies on pages 12 and 13 and notes on pages 14 to 34 form a integral part of these financial statements.

Centaur Communications Limited

Consolidated balance sheet at 30 June 2002

		2002		2001 (restated)
	Note	£'000	£'000	£'000	£'000
Fixed assets
Intangible fixed assets	10	2,352		12,060
Tangible fixed assets	11	8,262		7,750
Investments	12	459		423

			11,073		20,233
Current assets
Stocks	13	550		601
Debtors	14	14,512		16,946
Cash at bank and in hand		3,300		1,578

			18,362		19,125
Creditors: amounts falling due within one year	15		(23,234)		(23,691)

Net current liabilities			(4,872)		(4,566)

Total assets less current liabilities			6,201		15,667
Creditors: amounts falling due after more than one year	16		(13,787)		(15,125)
Provisions for liabilities and charges	18		(445)		—

			(8,031)		542

Capital and reserves
Called up share capital	20		1,539		1,532
Share premium account	21		13,436		13,378
Capital redemption reserve	22		483		483
Profit and loss account	23		(23,536)		(14,908)

Equity shareholders' (deficit) / funds			(8,078)		485
Equity minority interests	28		47		57

			(8,031)		542

        The financial statements were approved by the Board of Directors on 15 November 2002,except for the information presented in note 35 which was approved on 30 January 2003, and were signed on its behalf by:

/s/    GTD Wilmot

GTD Wilmot
 Director

        The accounting policies on pages 12 and 13 and notes on pages 14 to 34 form an integral part of these financial statements.

Centaur Communications Limited

Company balance sheet at 30 June 2002

		2002		2001 (restated)
	Note	£'000	£'000	£'000	£'000
Fixed assets
Intangible assets	10	136		474
Tangible assets	11	42		53
Investments	12	4,726		4,741

			4,904		5,268
Current assets
Debtors	14	43,125		52,252
Cash at bank and in hand		741		1,007

			43,866		53,259
Creditors: amounts falling due within one year	15		(10,123)		(18,501)

Net current assets			33,743		34,758

Total assets less current liabilities			38,647		40,026
Creditors: amounts falling due after more than one year	16		(13,787)		(15,125)
Provisions for liabilities and charges	18		(1,252)		(1,254)

			23,608		23,647

Capital and reserves
Called up share capital	20		1,539		1,532
Share premium account	21		13,436		13,378
Capital redemption reserve	22		483		483
Profit and loss account	23		8,150		8,254

Equity shareholders' funds			23,608		23,647

        The financial statements were approved by the Board of Directors on 15 November 2002,except for the information presented in note 35 which was approved on 30 January 2003, and were signed on its behalf by:

/s/    GTD Wilmot

GTD Wilmot
 Director

        The accounting policies on pages 12 and 13 and notes on pages 14 to 34 form an integral part of these financial statements.

Centaur Communications Limited

Consolidated cash flow statement for the year ended 30 June 2002

	Note	2002	2001 (restated)
		£'000	£'000
Net cash inflow from operating activities	29	8,182	13,991

Returns on investments and servicing of finance
Interest received		46	67
Interest paid		(1,487)	(1,549)
Dividends paid to minority interests		(51)	(120)

Net cash (outflow) from returns on investments and servicing of finance		(1,492)	(1,602)
Taxation		(561)	(1,811)

Capital expenditure and financial investment
Purchase of tangible fixed assets		(3,071)	(3,332)
Sale of tangible fixed assets		59	52
Acquisition of trade investments		(36)	(74)

Net cash (outflow) for capital expenditure and financial investment		(3,048)	(3,354)
Acquisitions and disposals
Purchase of additional investment in subsidiary undertaking	33	—	(491)
Disposal of unincorporated business	32	—	137

Net cash outflow for acquisitions and disposals		—	(354)
Equity dividends paid to shareholders		(191)	—
Net cash inflow before financing		2,890	6,870
Financing
Issue of ordinary share capital	20,21	65	—
Repayment of bank and other borrowings		(1,250)	(6,450)

Net cash (outflow) from financing		(1,185)	(6,450)

Increase in cash	30,31	1,705	420

        The accounting policies on pages 12 and 13 and notes on pages 14 to 34 form an integral part of these financial statements.

Centaur Communications Limited

Statement of Group total recognised gains and losses

	2002	2001 (restated)
	£'000	£'000
(Loss) / profit for the financial year	(8,628)	2,123

Total recognised (losses)/gains relating to the financial year	(8,628)	2,123

Prior year adjustment (note 8—FRS 19 "Deferred Taxation")	1,250

Total losses recognised since last financial statements	(7,378)

Reconciliation of movements in Group shareholders' funds

	2002	2001 (restated)
	£'000	£'000
(Loss) / profit for the financial year	(8,628)	2,123
Dividends	—	(191)
New share capital issued	65	—

Net (decrease) / increase in shareholders' funds	(8,563)	1,932
Opening shareholders' (deficit) / funds (originally £(2,762,000) at 1 July 2000 and £(765,000) at 1 July 2001 before adding prior year adjustment of £1,315,000 and £1,250,000 respectively).	485	(1,447)

Closing shareholders' funds	(8,078)	485

        The accounting policies on pages 12 and 13 and notes on pages 14 to 34 form an integral part of these financial statements

Centaur Communications Limited

Principal accounting policies

a)    Basis of preparation

  The financial statements have been prepared under the historical cost convention in accordance with applicable accounting standards in the United Kingdom.

b)    Basis of consolidation

  The financial statements incorporate that of the Company, its subsidiary undertakings and have been consolidated using the acquisition method of accounting. Profits or losses on intra-Group transactions are eliminated in full. The results of subsidiaries or unincorporated businesses acquired or disposed of are included from the date of acquisition or up to the date of disposal.

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

d)    Investments

  Investments are recorded at cost less provision for impairment in value.

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

f)    Tangible fixed assets

  Tangible fixed assets are stated at cost less accumulated depreciation. Depreciation of tangible assets is provided on a straight-line basis over the following estimated useful lives of the assets:

Leasehold improvements	—	20 years or the length of the lease if shorter
Fixtures and fittings	—	10 years
Computer equipment	—	3-5 years (except costs of developing computer databases—10 years)
Motor vehicles	—	4 years

g)    Impairment of fixed assets and goodwill

  The need for any fixed asset or goodwill impairment write down is assessed by comparison of the carrying value of the asset against the higher of net realisable value or value in use. The value in use is determined from estimated discounted future cash flows. Discount rates used are based on the circumstances of the individual businesses.

h)    Deferred tax

  Deferred tax is recognised in respect of all timing difference that have originated but not reversed at the balance sheet date, where transactions or events that result in an obligation to pay more tax in the future or a right to pay less tax in the future have occurred at the balance sheet date.

  A net deferred tax asset is regarded as recoverable and therefore recognised only when, on the basis of all available evidence, it can be regarded as more likely than not that there will be suitable taxable profits against which to recover carried forward tax losses and from which the future reversal of underlying timing difference can be deducted.

  Deferred tax is measured at the average tax rates that are expected to apply in the periods in which the timing difference are expected to reverse, based on tax rates and laws that have been enacted or substantively enacted by the balance sheet date. Deferred tax is measured on a non-discounted basis.

  On adoption of Financial Reporting Standard (FRS)19 "Deferred Taxation," the Group has changed its accounting policy in respect of deferred taxation, and restated prior year results accordingly (note 8).

i)    Stocks

  Stocks are stated at the lower of cost and net realisable value. For raw materials cost is the purchase price. Work in progress comprises costs incurred relating to publications, exhibitions and conferences prior to the publication date or the date of the event. For goods for resale cost is the purchase price, or, in the case of publications, the direct cost of production.

j)    Operating leases

  Rentals payable under operating leases are charged to the profit and loss account on a straight-line basis over the term of the lease.

k)    Pensions

  Pension costs charged to the profit and loss account represent the amount of contributions payable to the Company's defined contribution scheme in respect of the accounting period.

l)    Remuneration element of share options

  In accordance with Urgent Issues Task Force (UITF) Abstract 17 "Employee share schemes," the fair value of share options at the date of grant, less any consideration to be received from the employee, is charged to the profit and loss account over the performance period to which the grant relates. An equal amount is credited directly to reserves in the same period.

m)  Foreign currencies

  Transactions denominated in foreign currency are translated at exchange rates prevailing at the transaction date. Assets and liabilities are translated at exchange rates prevailing at the year end date. Any gains or losses arising on exchange are reflected in the profit and loss account.

Centaur Communications Limited

Notes to the financial statements

1    Segmental reporting

        The Group is involved in the single activity of the creation and dissemination of business and professional information. There is therefore no segmental reporting required. However, set out below are analyses of turnover and adjusted EBITDA of the Group by the communities it serves, by source of revenue, by established activities and new products.

Analysis by community

	Turnover		Adjusted EBITDA
	2002 £'000	2001 £'000	2002 £'000	2001 £'000
Marketing, creative and new media	23,935	30,460	3,723	8,821
Legal and financial	26,546	27,418	2,756	4,530
Engineering and construction	11,526	10,467	(1,291)	(1,417)
Other	6,694	8,175	460	(92)

	68,701	76,520	5,648	11,842

Analysis by source of revenue

	Turnover		Adjusted EBITDA
	2002 £'000	2001 £'000	2002 £'000	2001 £'000
Printed products	41,595	55,179	4,085	12,400
Electronic products	11,878	9,801	(697)	(2,448)
Exhibitions and conferences	13,510	10,511	1,768	1,287
Other	1,718	1,029	492	603

	68,701	76,520	5,648	11,842

Analysis by established activities, new products and discontinued products

	Turnover		Adjusted EBITDA
	2002 £'000	2001 £'000	2002 £'000	2001 £'000
Established products	59,275	61,484	10,144	17,426
New products	4,052	10,076	(4,336)	(5,104)
Discontinued products	5,374	4,960	(160)	(480)

	68,701	76,520	5,648	11,842

        A product is regarded as new until the earlier of 3 years from date of launch or acquisition and the end of a 3-month consecutive period of positive adjusted EBITDA for that product. Substantially all net assets are located and all turnover and adjusted EBITDA are generated in the United Kingdom.

2    Prior period operating profit

        The analysis between continuing and discontinued activities of the prior period is:

	Note	Continuing operations 2001 (restated)	Discontinued operations 2001 (restated)	Total 2001 (restated)
				£'000
Turnover	1	71,560	4,960	76,520
Cost of sales		(39,050)	(3,591)	(42,641)

Gross profit		32,510	1,369	33,879
Distribution costs		(4,525)	(64)	(4,589)
Administrative expenses		(21,032)	(1,974)	(23,006)

Adjusted EBITDA	1	12,322	(480)	11,842
Depreciation of tangible fixed assets		(2,069)	(186)	(2,255)
Amortisation of goodwill		(872)	(3)	(875)
Exceptional administrative costs	4	(2,428)	—	(2,428)

Operating Profit/(loss)		6,953	(669)	6,284

        The discontinued activities for the current year and the prior year contain the results of Lawtel, the on-line legal reporting business and that of the fortnightly magazine, Leisure and Hospitality Business.

3    (Loss) / profit on ordinary activities before taxation

        (Loss) / profit on ordinary activities before taxation is stated after charging:

	2002	2001 (restated)
	£'000	£'000
Staff costs (note 5)	28,773	27,343
Exceptional administrative costs (note 4)	9,066	2,428
Leasehold property rentals	2,767	2,187
Other operating leases	198	210
Depreciation of tangible fixed assets	2,523	2,255
Amortisation of goodwill	885	875
(Profit) / loss on disposal of fixed assets	(23)	3
Loss on disposal of trade investment	—	10
Auditors' remuneration:
—audit services	73	92
—non-audit services (2001; of this £702,000 is included in the exceptional administrative costs below)	13	707

4    Exceptional administrative expenses

        Exceptional administrative expenses relate to continuing operations and comprise:

	2002	2001 (restated)
	£'000	£'000
Goodwill impairment	8,823	—
Provision for onerous property contracts	243	—
Professional fees incurred in respect of the long term financing review	—	1,663
Amounts payable under executive incentive schemes	—	765

	9,066	2,428

        FRS 10 "goodwill and intangible assets," requires an impairment review to be undertaken if the carrying value is considered not to be recoverable in full. A review of the goodwill portfolio has resulted in an impairment provision of £8,823,507.

        Within the onerous property contracts provision, the Group has provided against future liabilities for all long-term idle properties.

5    Employees and directors

Staff costs

	2002	2001 (restated)
	£'000	£'000
Wages and salaries	25,801	24,516
Social security costs	2,540	2,472
Other pension costs	432	355

	28,773	27,343

        The average monthly number of persons employed during the year, including executive directors, was 778 (2001: 803).

Directors' emoluments

	2002	2001 (restated)
	£'000	£'000
Aggregate emoluments	775	609
Pension contributions to money purchase schemes	74	70

	849	679

        During the year 2 directors (2001: 2 directors) participated in money purchase pension schemes.

        Options have been granted, in prior years, to certain directors to subscribe for ordinary shares of 10p each in Centaur Communications Limited. Full details are given in the directors' report.

Highest paid director

	2002	2001 (restated)
	£'000	£'000
Aggregate emoluments	451	327
Pension contributions to money purchase scheme	50	47

	501	374

6    Interest receivable and similar income

	2002	2001 (restated)
	£'000	£'000
Interest on bank deposits	46	67

7    Interest payable and similar charges

	2002	2001 (restated)
	£'000	£'000
Interest on bank loans and overdrafts	1,229	1,549
Amortisation of borrowings issue costs (note 17)	220	43

	1,449	1,592

8    Tax on (loss) / profit on ordinary activities

	2002	2001 (restated)
	£'000	£'000
UK corporation tax at 30% (2001: 30%):
—current year	371	2,231

—over provision in previous periods	(208)	—

	163	2,231

Deferred taxation	195	199

	358	2,430

        The Group has adopted FRS 19 "Deferred tax," and has restated prior year figures accordingly. Adoption has resulted in the recognition of deferred tax assets in respect of losses and other timing difference incurred in prior years, and corresponding restatement of the prior year results. The effect of the FRS 19 restatement is as follows:

	2002	2001 as previously reported	FRS19 restatement	2001 (restated)
	£'000	£'000	£'000	£'000
Tax on (loss) / profit on ordinary activities
UK corporation tax	163	2,231	—	2,231
Deferred tax	195	134	65	199

	358	2,365	65	2,430

Balance sheet
Deferred tax asset (notes 14 and 19)	297	—	492	492

	2002	2001 (restated)
	£'000	£'000
(Loss) / profit on ordinary activities before tax	(8,229)	4,654
(Loss) / profit on ordinary activities multiplied by standard rate of corporation tax in the UK 2002: 30% (2001:30%)	(2,469)	1,396
Effects of:
Expenses not deductible for tax purposes	3,174	832
Capital allowances for the period in excess of depreciation	(77)	(10)
Utilisation of tax losses	(135)	3
Adjustments to tax charge in respect of previous periods	(208)	—
Adjustment in respect of provisions	(122)	10

Current tax charge for the period	163	2,231

9 Dividends

	2002	2001 (restated)
	£'000	£'000
Dividend—final	—	191

10 Intangible fixed assets

	Goodwill
	Group £'000	Company £'000
Cost
At 1 July 2001 and 30 June 2002	16,685	1,130

Amortisation
At 1 July 2001	4,625	656

Impairment	8,823	298
Charge for the year	885	40

At 30 June 2002	14,333	994

Net book amount
At 30 June 2002	2,352	136

At 30 June 2001	12,060	474

        FRS 10 "goodwill and intangible assets," requires an impairment review to be undertaken if the carrying value is considered not to be recoverable in full. A review of the goodwill portfolio has resulted in an impairment provision of £8,823,507. The discount rate used in the impairment evaluation was 7.5%.

11 Tangible fixed assets

	Leasehold Improvements	Fixtures and Fittings	Computer Equipment	Motor Vehicles	Total
	£'000	£'000	£'000	£'000	£'000
Group
Cost
At 1 July 2001	920	2,500	12,290	672	16,382

Additions	153	101	2,792	25	3,071
Disposals	—	(9)	(3)	(230)	(242)

At 30 June 2002	1,073	2,592	15,079	467	19,211

Depreciation
At 1 July 2001	279	1,161	6,809	383	8,632

Charge for the year	86	214	2,113	110	2,523
Disposals	—	(6)	(3)	(197)	(206)

At 30 June 2002	365	1,369	8,919	296	10,949

Net book amount
At 30 June 2002	708	1,223	6,160	171	8,262

At 30 June 2001	641	1,339	5,481	289	7,750

Company
Cost
At 1 July 2001 and
at 30 June 2002	193	314	12	18	537

Depreciation
At 1 July 2001	142	312	12	18	484
Charge for the year	10	1	—	—	11

At 30 June 2002	152	313	12	18	495

Net book amount
At 30 June 2002	41	1	—	—	42

At 30 June 2001	51	2	—	—	53

12 Investments

	Investments in subsidiary undertakings	Unlisted trade investments	Total
	£'000	£'000	£'000
Group
Cost and net book amount
At 1 July 2001	—	423	423
Additions	—	51	51
Disposals	—	(15)	(15)

At 30 June 2002	—	459	459

Company
Cost
At 1 July 2001	7,777	199	7,976
Disposals	—	(15)	(15)

At 30 June 2002	7,777	184	7,961

Provisions
At 30 July 2001 and at 30 June 2002	(3,235)	—	(3,235)

Net book amount
At 30 June 2002	4,542	184	4,726

At 30 June 2001	4,542	199	4,741

        Centaur Communications Limited holds IPE International Publishers Limited as an investment within its accounts. IPE International Publishers limited is a company incorporated in England and Wales (company registration number 03233596).

        Centaur Communications Limited holds 34% of the ordinary share capital of IPE International Publishers Limited. For the year ended 30 June 2001, IPE International Publishers Limited filed accounts at Companies House showing a loss for the year of £20,967 and the aggregate amount of capital and reserves of £282,758.

        In the opinion of the directors, Centaur Communications Limited does not exert a significant influence on the operations or decisions of IPE International Publishers Limited.

        In the opinion of the Directors, the value of the Group's investments is not less than their carrying amount.

Principal subsidiary undertakings at 30 June 2002

	Holding of ordinary shares
Name	Group %	Company %	Principal activity
Lawtel Limited (formerly Chiron Communications Limited)	100	100	Magazine publishing
Hali Publications Limited	100	69.6	Magazine publishing
Ascent Publishing Limited	100	100	Magazine publishing
IFA Events Limited	80	80	Exhibitions
Your Business Magazine Limited	100	100	Holding company
Perfect Information Limited	99.78	98.93	Financial information services
Consultancy Europe Associates Limited	100	100	Legal information services
Mind Advertising Limited	50	50	Information services

        In addition to the holdings above, the Company holds 100% of the issued preference share capital of Hali Publications Limited.

        All the above subsidiary undertakings are incorporated in England and Wales. A full list of subsidiary undertakings will be included with the Company's next annual return.

13 Stocks

	2002		2001 (restated)
	Group £'000	Company £'000	Group £'000	Company £'000
Raw materials	35	—	60	—
Work in progress	503	—	533	—
Goods for resale	12	—	8	—

	550	—	601	—

14    Debtors

	2002		2001 (restated)
	Group £'000	Company £'000	Group £'000	Company £'000
Trade debtors	12,456	—	15,094	—
Amounts owed by Group undertakings	—	43,108	—	52,202
Other debtors	270	17	264	50
Deferred tax asset (note 19)	297	—	492
Prepayments and accrued income	1.489	—	1,096	—

	14,512	43,125	16,946	52,252

15    Creditors: amounts falling due within one year

	2002		2001 (restated)
	Group £'000	Company £'000	Group £'000	Company £'000
Bank and other borrowings	2,039	2,000	1,972	1,950
Amounts owed to Group undertakings	—	7,446	—	15,919
Trade creditors	2,640	—	2,270	—
Corporation tax	365	22	763	172
Social security and other taxes	2,362	18	1,997	25
Other creditors	428	102	336	191
Accruals and deferred income	15,400	535	16,353	244

	23,234	10,123	23,691	18,501

16    Creditors: amounts falling due after more than one year

	2002		2001 (restated)
	Group £'000	Company £'000	Group £'000	Company £'000
Bank and other borrowings	13,787	13,787	15,125	15,125

17    Bank and other borrowings

		2001 (restated)
Group and Company	2002
	£'000	£'000
Revolving credit facility	—	8,500
Term loan	16,000	8,750
Issue costs of term loan	(258)	(300)

	15,742	16,950
Amortisation of issue costs	45	125

	15,787	17,075

The principal amounts of these borrowings are repayable as follows:
Within 1 year:
Term loan	2,000	1,950

Between 1 and 2 years:
Revolving credit facility	—	1,700
Term loan	4,000	2,600

Between 2 and 5 years:
Revolving credit facility	—	6,800
Term loan	10,000	4,200

        The Term Loan was granted on 14 December 2001 and is guaranteed by the Company's subsidiaries, Lawtel Limited (formerly Chiron Communications Limited), Ascent Publishing Limited, Hali Publications Limited, Chiron Communications Limited (formerly Oguz Press Limited) and Your Business Magazine Limited. It is repayable in quarterly instalments commencing 14 March 2003 and ending 14 March 2007. The interest rate is calculated by reference to a formula and approximated to 5.04% per annum.

        The Revolving Credit Facility was granted on 14 December 2001 and is guaranteed by the Company's subsidiaries, Lawtel Limited (formerly Chiron Communications Limited), Ascent Publishing Limited, Hali Publications Limited, Chiron Communications Limited (formerly Oguz Press Limited) and Your Business Magazine Limited. The maximum facility allowed is £4,000,000 for a period ending on 14 December 2002 and is extendable by a further year. The interest rate is calculated by reference to a formula and approximated to 5.04% per annum.

        Both the above cross guarantees are secured by fixed and floating charges over the Group's assets.

        On 1 November 2001 the Company entered into an interest rate swap arrangement, under which the variable rate applying to a principal amount of £10,000,000 of the Term Loan is swapped to a fixed rate of 5.88% until 1 November 2004.

        Subsequent to the financial year end the Term Loan amounting to £16 million was redeemed in full but is available to be redrawn if necessary to finance future investment.

18    Provisions for liabilities and charges

	Onerous Property Contracts	Restructuring Provisions	Total
	£'000	£'000	£'000
Group
At 1 July 2001	—	—	—
Charge for the year	243	202	445

At 30 June 2002	243	202	445

	Deffered tax (note 19)	Onerous Property Contracts	Restructuring Provisions	Total
	£'000	£'000	£'000	£'000
Company
At 1 July 2001	1,254	—	—	1,254
Credit for the year	(2)	—	—	(2)

At 30 June 2002	1,252	—	—	1,252

19    Deferred Tax

Deferred tax asset

        The deferred tax asset in the Group comprises the following amounts:

	2002	2001 (restated)
	Group £'000	Group £'000
Accelerated capital allowances	(3)	(65)
Tax losses carried forward	922	1,066
Other timing differences	(622)	(509)

	297	492

Deferred tax
£'000
Group
At 1 July 2001 (restated)	492
Charge for the year	(195)

At 30 June 2002	297

Deferred tax liability

        The deferred tax liability in the Company comprises:

	2002	2001 (restated)
	Company £'000	Company £'000
Accelerated capital allowances	7	13
Other timing differences	1,245	1,241

	1,252	1,254

        Unrecognised deferred tax assets comprise the following amounts:

	2002		2001 (restated)
	Group £'000	Company £'000	Group £'000	Company £'000
Tax losses carried forward	16	—	15	—
Other timing differences	1,657	1,657	1,980	1,980

	1,673	1,657	1,995	1,980

20    Called up share capital

Authorised

	2002	2001 (restated)
	£'000	£'000
50,000,000 Ordinary shares of 10p each	5,000	5,000

Allotted, called up and fully paid

	2002		2001 (restated)
	Group £'000	Company £'000	Group £'000	Company £'000
Ordinary shares of 10p each
As at 1 July 2001 (15,324,757 shares)	1,532	1,532	1,531	1,531
Allotted under share option scheme (65,000 shares)	7	7	1	1

As at 30 June 2002 (15,389,757 shares)	1,539	1,539	1,532	1,532

        The company has in issue class A, B, C and D ordinary shares which all rank pari passu in all respects.

        During the year employees of the Group exercised their options over ordinary shares in the Company at a price of £1.00 per share as follows:

Number of shares
Date of exercise
August 2001	15,000
September 2001	50,000

65,000

        At 30 June 2002 options had been granted and agreed to be granted to certain directors and employees to subscribe for a total of 1,761,496 ordinary shares of 10p each at varying times and varying prices up to August 2006. The directors' options are disclosed in the directors' report.

21  Share premium account

	2002		2001 (restated)
	Group £'000	Company £'000	Group £'000	Company £'000
As at 1 July 2001	13,378	13,378	13,378	13,378
Premium on shares issued during the year under share option scheme	58	58	—	—

As at 30 June 2002	13,436	13,436	13,378	13,378

22  Capital redemption reserve

	2002		2001 (restated)
	Group £'000	Company £'000	Group £'000	Company £'000
At 1 July and 30 June 2002	483	483	483	483

23  Profit and loss account

	Group	Company
	£'000	£'000
At 1 July 2001—as previously reported	(16,158)	8,254
Prior year adjustment (note 7- FRS 19 "Deferred Tax")	1,250	—

At 1 July 2001—as restated	(14,908)	8,254
Retained (loss)/profit for the financial year	(8,628)	(104)

At 30 June 2002	(23,536)	8,150

        At 30 June 2002, £98,000 of goodwill remained eliminated directly against the profit and loss account reserve. This will be charged to the profit and loss account in the period in which disposal of the related business is made.

        Of the Company's profit and loss account at 30 June 2002, £918,000 is regarded as being available for distribution. In addition, a further £2,078,000 may become available for distribution if dividends are declared and paid up to the Company by subsidiaries.

        The Company has taken advantage of the exemption available under section 230 of the Companies Act 1985 and has not presented its own profit and loss account in these financial statements. Of the Group loss for the financial year, £(104,783) (2001: profit £200,264) is dealt with in the financial statements of the Company.

24  Capital commitments

        The Group and Company had no capital commitments at 30 June 2002 or 30 June 2001.

25  Operating lease commitments

        The operating lease rentals payable within one year of the balance sheet date are as follows:

	Land and buildings		Equipment
	2002 £'000	2001 £'000	2002 £'000	2001 £'000
On leases expiring:
— within 1 year	38	22	7	—
— between 2 and 5 years	194	38	192	211
— after 5 years	2,495	2,671	—	—

	2,727	2,731	199	211

26  Pension schemes

        The Group contributes to individual and collective money purchase pension schemes in respect of directors and employees once they have completed the requisite period of service. The charge for the year in respect of these pension schemes is shown in note 5.

27  Contingent liabilities

        The Company, together with its subsidiary undertakings, has granted a cross guarantee in favour of its bankers in respect of the bank borrowings of the Group. The guarantee is secured by fixed and floating charges over the Group's assets.

28  Equity Minority interests

£'000
At 1 July 2001	57
Dividend paid	(51)
Share of net income for the year	41

At 30 June 2002	47

29  Net cash inflow from operating activities

        Reconciliation of operating (loss) / profit to net cash inflow from operating activities:

	2002	2001 (restated)
	£'000	£'000
Operating (loss) / profit	(6,826)	6,284
Depreciation of tangible fixed assets	2,523	2,255
Amortisation of goodwill	885	875
Exceptional item—impairment of goodwill	8,823	—
(Profit) / loss on disposal of fixed assets	(23)	3
Loss on disposal of trade investment	—	10
Decrease / (increase) in stocks	51	(138)
Decrease in debtors	2,239	3,982
(Decrease) / increase in creditors	65	720
Increase in provisions	445	—

Net cash inflow from operating activities	8,182	13,991

30  Analysis of movement in net debt

	At 1 July 2001	Cash flow	Other non-cash changes	At 30 June 2002
	£'000	£'000	£'000	£'000
Cash at bank and in hand	1,556	1,705	—	3,261

Debt due within 1 year (before issue costs)	(1,950)	1,950	(2,000)	(2,000)
Debt due after 1 year (before issue costs)	(15,300)	(700)	2,000	(14,000)

	(17,250)	1,250	—	(16,000)

	(15,694)	2,955	—	(12,739)

31    Reconciliation of net cash flows to movements in net debt

	2002	2001 (restated)
	£'000	£'000
Increase in cash in the year	1,705	420
Cash outflow from changes in debt	1,250	6,450

Change in net debt resulting from cash flows	2,955	6,870

Movement in net debt in the year	2,955	6,870
Net debt at 1 July (before issue costs)	(15,694)	(22,564)

Net debt at 30 June (before issue costs)	(12,739)	(15,694)

32    Disposal of business

        In year ended 30 June 2002, the Group did not make a material disposal of a business. (2001:On 5 October 2000, the Group disposed of the business of EXE for a cash consideration of £137,000, giving rise to a loss of £105,000.)

33    Acquisitions

        During the year ended June 2002 the Group did not make any acquisitions. During the year ended 30 June 2001 made the following acquisitions:

	Mind Advertising Limited(a)	IFA Events Limited(b)	IFA Events Limited(c)	Total
	£'000	£'000	£'000	£'000
Tangible fixed assets	3	28	26	57
Stocks	—	60	54	114
Debtors	9	293	452	754
Cash at bank and in hand	4	103	283	390
Creditors: amounts falling due within one year	(15)	(344)	(583)	(942)

	1	140	232	373
Minority interests	(1)	(126)	(188)	(315)

Group share of net assets acquired	—	14	44	58
Goodwill	50	137	246	433

Consideration	50	151	290	491

Satisfied by:
Cash	50	151	290	491

        The following information relates to prior period comparatives:

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

34    Post balance sheet events

  a)
  Subsequent to the financial year end, the Group disposed of its subsidiary companies Lawtel Limited and Consultancy Europe Associates Limited, the on-line legal reporting business, to Thomson Legal & Regulatory Limited for a consideration of £17.1 million resulting in a profit on disposal of £15.4m. Of this consideration a total of £1.45 million is deferred over three years. The results of this on-line legal reporting business are shown as discontinued activities.

  b)
  Subsequent to the financial year end the Term Loan amounting to £16 million was redeemed in full.

  c)
  Subsequent to the year end, the Group sold the business of Leisure and Hospitality Business to William Reed Publishing Limited for a consideration of £1.

35    Reconciliation to generally accepted accounting principles in the United States ("US GAAP")

        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United Kingdom ("UK GAAP"), which differs in certain significant respects from US GAAP. Such differences include methods for measuring the amounts shown in the financial statements, as well as additional disclosures required by US GAAP.

        The effect on the consolidated net income and shareholders' equity of applying the significant differences between UK GAAP and US GAAP is summarised in the reconciliation statements over the page:

        (a) Reconciliation of net income

	2002	2001
	£'000	£'000
Net income (loss) in accordance with UK GAAP	(8,628)	1,932
Dividend proposed (1)	(191)	191
Amortisation of goodwill (2)	(501)	299
Disposal of unincorporated business (3)	—	(48)
Remuneration Effect of options exercised (4)	35	—
Release of valuation allowance against deferred tax asset (6)	1,250	—
Valuation allowance deferred tax asset	—	65

Net income (loss)in accordance with US GAAP	(8,035)	2,439

        (b) Reconciliation of shareholders' equity

	2002	Restated 2001
	£'000	£'000
Equity shareholders' funds in accordance with UK GAAP	(8,078)	(765)
Prior period adjustment—Deferred Tax(6)	—	1,250

	(8,078)	485
Dividend proposed(1)	—	191
Deferred taxes(6)	—	(1,250)
Amortisation of goodwill(2)	1,023	1,572
Disposal of business(3)	—	(48)
Reinstatement of goodwill written off(5)	98	98
Remuneration element of equity share options(4)	(1,464)	(1,499)

	(8,421)	(451)

(c) Changes in US GAAP shareholders' equity
Shareholders' equity at the beginning of the year	(451)	(2,890)
Net income (loss)	(8,035)	2,439
Issue of share capital	65	—

	(8,421)	(451)

(1)
A dividend of £191,000 was proposed for the period ended 30 June 2001. Under UK GAAP dividends are reported on an accruals basis and therefore was included in arriving at the net income for the year ended 30 June 2001. Under US GAAP dividends are not reported until the board declare the dividend to the shareholders and therefore the dividend will be a reconciling item until paid. The dividend was declared in the quarter ending 31 December 2001 and is therefore charged as an expense under US GAAP in the year ended 30 June 2002.

(2)
Under UK GAAP goodwill is being amortised over a maximum period of 20 years, following the adoption of FRS 10. In accordance with US GAAP goodwill is amortised over an estimated economic life of 30 years. In the current year, goodwill relating to the Engineering portfolio and Leisure and Hospitality Business was impaired and written down.

(3)
During the year ended 30 June 2001, the Group disposed of an unincorporated business, EXE and the related goodwill. The profit on disposal under US GAAP was lower by £48,000, this being the difference in accumulated amortisation on the EXE goodwill asset.

(4)
Under UK GAAP, the remuneration element of stock options is charged against net income in the period between the options being granted and the date of vesting, with an equal amount credited directly to shareholders' equity. Under US GAAP an available alternative method is to charge net income and credit a liability account, with the balance on the liability account being subsequently transferred to shareholders' equity as the options are exercised or lapse.

  The Group has adopted this available alternative method and accordingly a GAAP difference arises in shareholders' equity.

(5)
Under UK GAAP, the group has previously written off goodwill of £98,000 directly to shareholders' equity. Under US GAAP, the goodwill is reinstated and is being amortised over 30 years.

(6)
Under UK GAAP, FRS 19 requires full provision to be made for deferred tax assets and liabilities arising from timing differences between the recognition of gains and losses in the financial statements and their recognition in a tax computation. Deferred tax assets are recognised to the extent that they are regarded as recoverable. Recoverability is regarded as more likely than not that there will be suitable taxable profits from which the future reversal of the underlying timing differences can be deducted.

  Under US GAAP deferred taxes are provided for on a full liability basis. Under the full liability method, deferred tax assets and liabilities are recognised between the financial and tax bases of assets, liabilities and for tax loss carry forwards at the statutory rate of each reporting date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realised.

  A subsidiary undertaking of Centaur Communications Limited, Perfect Information Limited, incurred tax losses up to June 2001 of £2,872,000, which under UK tax law are carried forward indefinitely to be offset against taxable profits arising from the same trade. The Company adopted FRS 19 during 2002 and restated prior financial statements. The historical conversion to U.S.GAAP recognised a deferred tax asset and provided a full valuation allowance at 30 June 2001.

  Perfect Information has made taxable profits in the current financial year and Centaur Communications Limited consider it more likely than not that Perfect Information will produce suitable taxable profits from which the future reversal of the underlying timing difference can be deducted. This has resulted in a deferred tax asset being created under FRS 19 and accordingly under US GAAP, the valuation allowance set against the related deferred tax asset has been released.

QuickLinks

PART 1
Real Estate Held For Development or Sale
Nursery Real Estate
PART II
Market Information
Dividend Policy
GRIFFIN LAND & NURSERIES, INC Consolidated Statement of Operations (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Balance Sheet (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statement of Stockholders' Equity (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statement of Cash Flows (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Notes to Consolidated Financial Statements (dollars in thousands, except per share data)
Report of Independent Accountants
Consent of Independent Accountants
PART III
Summary Compensation Table
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
Compensation of Directors
Section 16(a) Beneficial Ownership Reporting Compliance
Compensation Committee Interlocks and Insider Participation
PART IV
SIGNATURES
FORM OF CERTIFICATION
FORM OF CERTIFICATION
Schedule II—Valuation and Qualifying Accounts and Reserves (dollars in thousands)
Fiscal year ended November 30, 2002
Fiscal year ended December 1, 2001
Fiscal year ended December 2, 2000
INDEPENDENT ACCOUNTANTS
Centaur Communications Limited Consolidated profit and loss account for the year ended 30 June 2002
Centaur Communications Limited Consolidated balance sheet at 30 June 2002
Centaur Communications Limited Company balance sheet at 30 June 2002
Centaur Communications Limited Consolidated cash flow statement for the year ended 30 June 2002
Centaur Communications Limited Statement of Group total recognised gains and losses
Centaur Communications Limited Notes to the financial statements