Form 10-Q
period 2003-03-01
GRIFFIN LAND & NURSERIES INC
filed 2003-04-14
CIK 1037390

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                Quarterly Report
                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the 13 Weeks Ended                                 Commission File No.
March 1, 2003                                                      0-29288

                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                              06-0868496
(state or other jurisdiction of incorporation                      (IRS Employer
or organization)                                          Identification Number)

One Rockefeller Plaza, New York, New York                                  10020
(Address of principal executive offices)                              (Zip Code)


Registrant's Telephone Number including Area Code                 (212) 218-7910


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes   X     No
                                                               ------     ------

        Number of shares of Common Stock outstanding at April 8, 2003: 4,876,916

                         GRIFFIN LAND & NURSERIES, INC.
                                    Form 10-Q


PART I - FINANCIAL INFORMATION


     Consolidated Statement of Operations
     13 Weeks Ended March 1, 2003 and March 2, 2002                            3

     Consolidated  Balance  Sheet
     March 1, 2003 and November 30, 2002                                       4

     Consolidated Statement of Stockholders' Equity
     13 Weeks Ended March 1, 2003 and March 2, 2002                            5

     Consolidated Statement of Cash Flows
     13 Weeks Ended March 1, 2003 and March 2, 2002                            6

     Notes to Consolidated Financial Statements                             7-14

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                         15-18

     Quantitative and Qualitative Disclosures About Market Risk               18

     Controls and Procedures                                                  19


PART II - OTHER INFORMATION                                                   19

SIGNATURES                                                                    20

CERTIFICATIONS                                                             21-22


PART I
ITEM 1. FINANCIAL STATEMENTS

                         Griffin Land & Nurseries, Inc.
                      Consolidated Statement of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                 For the 13 Weeks Ended,
                                                ------------------------
                                                    March 1,    March 2,
                                                        2003        2002
                                                    --------   ---------
Net sales and other revenue. . . . . . . . .        $  3,101   $  2,599
Cost of goods sold . . . . . . . . . . . . .           2,262      1,856
Selling, general and administrative expenses           2,329      1,914
                                                    ---------  ---------
Operating loss . . . . . . . . . . . . . . .          (1,490)    (1,171)
Interest expense . . . . . . . . . . . . . .            (624)      (359)
Interest income. . . . . . . . . . . . . . .               8          7
                                                    ---------  ---------
Loss before income tax benefit . . . . . . .          (2,106)    (1,523)
Income tax benefit . . . . . . . . . . . . .            (744)      (487)
                                                    ---------  ---------
Loss before equity investment. . . . . . . .          (1,362)    (1,036)
Loss from equity investment. . . . . . . . .            (290)      (429)
                                                    ---------  ---------
Net loss . . . . . . . . . . . . . . . . . .        $ (1,652)  $ (1,465)
                                                    =========  =========

Basic net loss per common share. . . . . . .        $  (0.34)  $  (0.30)
                                                    =========  =========
Diluted net loss per common share. . . . . .        $  (0.34)  $  (0.30)
                                                    =========  =========

                See Notes to Consolidated Financial Statements.


                         Griffin  Land & Nurseries, Inc
                           Consolidated Balance Sheet
                  (dollars in thousands, except per share data)

                                                               March 1,    Nov. 30,
                                                                   2003        2002
                                                            -----------  ----------
ASSETS                                                      (unaudited)
Current Assets
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      244   $       24
Accounts receivable, less allowance of $151 and $129 . . .         581        1,999
Inventories. . . . . . . . . . . . . . . . . . . . . . . .      35,947       31,164
Deferred income taxes. . . . . . . . . . . . . . . . . . .       2,144        2,110
Other current assets . . . . . . . . . . . . . . . . . . .       4,549        3,473
                                                            -----------  -----------
Total current assets . . . . . . . . . . . . . . . . . . .      43,465       38,770
Real estate held for sale or lease, net. . . . . . . . . .      61,815       50,546
Investment in Centaur Communications, Ltd. . . . . . . . .      20,058       20,279
Property and equipment, net. . . . . . . . . . . . . . . .      12,484       12,514
Other assets . . . . . . . . . . . . . . . . . . . . . . .       6,571       10,847
                                                            -----------  -----------
Total assets . . . . . . . . . . . . . . . . . . . . . . .  $  144,393   $  132,956
                                                            ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities . . . . . . . . .  $    4,615   $     3,939
Long-term debt due within one year . . . . . . . . . . . .         690           540
                                                            -----------  ------------
Total current liabilities. . . . . . . . . . . . . . . . .       5,305         4,479
Long-term debt . . . . . . . . . . . . . . . . . . . . . .      38,100        26,007
Deferred income taxes. . . . . . . . . . . . . . . . . . .       1,906         1,906
Other noncurrent liabilities . . . . . . . . . . . . . . .       1,195         1,094
                                                            -----------  ------------
Total liabilities. . . . . . . . . . . . . . . . . . . . .      46,506        33,486
                                                            -----------  ------------

Commitments and contingencies

Common stock, par value $0.01 per share, 10,000,000 shares
   authorized, 4,864,916 shares issued and outstanding . .          49           49
Additional paid-in capital . . . . . . . . . . . . . . . .      93,588       93,588
Retained earnings. . . . . . . . . . . . . . . . . . . . .       4,309        5,961
Accumulated other comprehensive loss . . . . . . . . . . .         (59)        (128)
                                                            -----------  -----------
Total stockholders' equity . . . . . . . . . . . . . . . .      97,887       99,470
                                                            -----------  -----------
Total liabilities and stockholders' equity . . . . . . . .  $  144,393   $  132,956
                                                            ===========  ===========

                See Notes to Consolidated Financial Statements.


                         Griffin Land & Nurseries, Inc.
                 Consolidated Statement of Stockholders' Equity
                             (dollars in thousands)
                                   (unaudited)

                                                                            Accumulated
                              Shares of             Additional                  Other
                               Common     Common     Paid-in     Retained  Comprehensive
                               Stock      Stock      Capital     Earnings  Income (Loss)     Total
                              ---------  ---------  ----------  ---------  -------------  ----------

Balance at December 1, 2001.  4,862,704   $    49   $  93,584   $  3,036   $        247   $  96,916

Exercise of employee stock
   options . . . . . . . . .      2,212         -           4          -              -           4

Net loss . . . . . . . . . .          -         -           -     (1,465)             -      (1,465)
                              ----------  --------  ----------  ---------  -------------  ----------

Balance at March 2, 2002 . .  4,864,916   $    49   $  93,588   $  1,571   $        247   $  95,455
                              ==========  ========  ==========  =========  =============  ==========

Balance at November 30, 2002  4,864,916  $     49   $  93,588   $  5,961   $       (128)  $  99,470

Net loss . . . . . . . . . .          -         -           -     (1,652)             -      (1,652)

Other comprehensive income .          -         -           -          -             69          69
                              ----------  --------  ----------  ---------  -------------  ----------

Balance at March 1, 2003 . .  4,864,916   $    49   $  93,588   $  4,309   $        (59)  $  97,887
                              ==========  ========  ==========  =========  =============  ==========

                See Notes to Consolidated Financial Statements.


                         Griffin Land & Nurseries, Inc.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                        For the 13 Weeks Ended,
                                                        -----------------------
                                                          March 1,   March 2,
                                                              2003       2002
Operating activities:                                    ---------  ---------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .$ (1,652)  $ (1,465)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization. . . . . . . . . . . . .   1,072        787
   Loss from equity investment. . . . . . . . . . . . . .     290        429
   Deferred income taxes. . . . . . . . . . . . . . . . .     (34)      (487)
Changes in assets and liabilities:
   Accounts receivable. . . . . . . . . . . . . . . . . .   1,396      1,162
   Inventories. . . . . . . . . . . . . . . . . . . . . .  (4,783)    (4,431)
   Other current assets . . . . . . . . . . . . . . . . .  (1,076)        55
   Accounts payable and accrued liabilities . . . . . . .     676       (644)
   Other, net . . . . . . . . . . . . . . . . . . . . . .     170       (115)
                                                         ---------  ---------
Net cash used in operating activities . . . . . . . . . .  (3,941)    (4,709)
                                                         ---------  ---------

Investing activities:
Additions to real estate held for sale or lease . . . . .  (7,834)      (299)
Additions to property and equipment . . . . . . . . . . .    (248)      (453)
                                                         ---------  ---------
Net cash used in investing activities . . . . . . . . . .  (8,082)      (752)
                                                         ---------  ---------

Financing activities:
Increase in debt. . . . . . . . . . . . . . . . . . . . .  12,400      6,000
Payments of debt. . . . . . . . . . . . . . . . . . . . .    (157)      (539)
                                                         ---------  ---------
Net cash provided by financing activities . . . . . . . .  12,243      5,461
                                                         ---------  ---------
Net increase in cash and cash equivalents . . . . . . . .     220          -
Cash and cash equivalents at beginning of period. . . . .      24         23
                                                         ---------  ---------
Cash and cash equivalents at end of period. . . . . . . .$    244   $     23
                                                         =========  =========

                See Notes to Consolidated Financial Statements.


                         Griffin Land & Nurseries, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1.     Basis  of  Presentation

     The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") include the accounts of Griffin's real estate division ("Griffin Land") and Griffin's wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 2002 Financial Statements included in the Report on Form 10-K as filed with the Securities and Exchange Commission on February 28, 2003, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

     At the beginning of fiscal 2003, Griffin adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill is no longer amortized, but is subject to a periodic test for impairment based upon fair values. Accordingly, there is no amortization of goodwill included in Griffin's results from its equity investment in Centaur Communications, Ltd. ("Centaur") for the thirteen weeks ended March 1, 2003. Griffin did not incur a charge for impairment upon the adoption of SFAS No. 142. Griffin's results from its equity investment in Centaur for the thirteen weeks ended March 2, 2002 would have increased approximately $0.1 million from the elimination of goodwill amortization.

     The results of operations for the thirteen weeks ended March 1, 2003 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.     Recent  Accounting  Pronouncements

     In the 2003 first quarter, SFAS No. 143 "Accounting For Asset Retirement Obligations," SFAS No. 144 "Accounting For the Impairment or Disposal of Long-Lived Assets," SFAS No. 145 "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" and SFAS No. 146 "Accounting For Costs Associated with Exit or Disposal Activities" became effective for Griffin. There was no impact on Griffin's financial statements at this time from these new standards.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statement No. 5, Accounting for Contingencies)", ("Fin No. 45"). Fin No. 45 requires guarantors to recognize a liability for the fair value of an obligation it assumes under a guarantee and requires certain disclosures related to guarantees. The provisions for initial recognition and measurement of guarantees under Fin No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Fin No. 45 are effective for Griffin in the 2003 first quarter. The adoption of Fin No. 45 did not have an impact on Griffin's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires enhanced disclosure of information on stock-based compensation in annual and interim financial statements. SFAS No. 148 is effective for Griffin in the first quarter of fiscal 2003. Management has not changed its method of accounting for stock-based compensation, but has included the required enhanced disclosure in Note 6.

3.     Industry  Segment  Information

     Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

                                                        For the 13 Weeks Ended,
                                                        -----------------------
                                                           March 1,    March 2,
                                                               2003        2002
Net sales and other revenue                              ----------  ----------
Landscape nursery product sales . . . . .                $     274   $     730
Real estate sales and rental revenue. . .                    2,827       1,869
                                                         ----------  ----------
                                                         $   3,101   $   2,599
                                                         ==========  ==========
Operating (loss) profit
Landscape nursery . . . . . . . . . . . .                $  (1,236)  $    (960)
Real estate . . . . . . . . . . . . . . .                      199         218
                                                         ----------  ----------
Industry segment totals . . . . . . . . .                   (1,037)       (742)
General corporate expense . . . . . . . .                     (453)       (429)
Interest expense, net . . . . . . . . . .                     (616)       (352)
                                                         ----------  ----------
Loss before income tax benefit. . . . . .                $  (2,106)  $  (1,523)
                                                         ==========  ==========


                                                           March 1,    March 2,
                                                               2003        2002
Identifiable assets                                      ----------  ----------
Landscape nursery. . . . . . . . . . . .                 $  47,696   $  50,306
Real estate. . . . . . . . . . . . . . .                    65,941      58,431
                                                         ----------  ----------
Industry segment totals. . . . . . . . .                   113,637     108,737
General corporate (consists primarily of investments). .    30,756      24,219
                                                         ----------  ----------
                                                         $ 144,393   $ 132,956
                                                         ==========  ==========

     See  Note  4  for  information  on  Griffin's equity investment in Centaur.

4.     Equity  Investment

     Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur under the equity method of accounting for investments. Centaur reports on a June 30 fiscal year. The unaudited summarized financial data of Centaur presented below were derived from consolidated financial information of Centaur for the three month periods ended February 28, 2003 and February 28, 2002. Griffin's equity loss from Centaur for the thirteen weeks ended March 1, 2003 includes $92 for amortization of publishing rights. Griffin's equity loss from Centaur for the thirteen weeks ended March 2, 2002 includes $144 for amortization of the excess cost of Griffin's investment over the book value of its equity in Centaur (representing publishing rights and goodwill). Griffin's equity loss from Centaur also reflects adjustments necessary to present Centaur's results for the three month periods in accordance with generally accepted accounting principles in the United States of America.

                                               Three Months Ended,
                                              --------------------
                                               Feb. 28,   Feb. 28,
                                                   2003       2002
                                              ---------  ---------
Net sales. . . . . . . . . . . . . . . . . .  $ 21,104   $ 17,253
Costs and expenses . . . . . . . . . . . . .    21,539     17,561
                                              ---------  ---------
Operating loss . . . . . . . . . . . . . . .      (435)      (308)
Nonoperating expenses. . . . . . . . . . . .      (307)      (621)
                                              ---------  ---------
Pretax loss. . . . . . . . . . . . . . . . .      (742)      (929)
Income tax benefit . . . . . . . . . . . . .      (176)      (241)
                                              ---------  ---------
Loss from continuing operations. . . . . . .      (566)      (688)
Loss from discontinued operation, net of tax         -       (118)
                                              ---------  ---------
Net loss . . . . . . . . . . . . . . . . . .  $   (566)  $   (806)
                                              =========  =========

                                                     As of
                                              --------------------
                                               Feb. 28,   Nov. 30,
                                                   2003       2002
                                              ---------  ---------
Current assets . . . . . . . . . . . . . .    $ 20,796   $ 19,895
Intangible assets. . . . . . . . . . . . .       6,052      5,955
Other noncurrent assets. . . . . . . . . .      10,716     11,380
                                              ---------  ---------
Total assets . . . . . . . . . . . . . . .    $ 37,564   $ 37,230
                                              =========  =========

Current liabilities. . . . . . . . . . . .    $ 24,431   $ 23,893
Other noncurrent liabilities . . . . . . .       3,003      2,710
                                              ---------  ---------
Total liabilities. . . . . . . . . . . . .      27,434     26,603
Stockholders' equity . . . . . . . . . . .      10,130     10,627
                                              ---------  ---------
Total liabilities and stockholders' equity    $ 37,564   $ 37,230
                                              =========  =========

5.     Long-Term  Debt

          Long-term  debt  includes:

                                Feb. 28,   Nov. 30,
                                    2003       2002
Nonrecourse mortgages:         ---------  ---------
    8.54% due July 1, 2009. .  $  7,963   $  7,983
    6.08% due January 1, 2013     9,737          -
    8.13% due April 1, 2016 .     6,135      6,172
    7.0% due October 1, 2017.     7,627      7,656
                               ---------  ---------
Total nonrecourse mortgages .    31,462     21,811
Credit Agreement. . . . . . .     6,900      4,250
Capital leases. . . . . . . .       428        486
                               ---------  ---------
Total . . . . . . . . . . . .    38,790     26,547
Less: due within one year . .       690        540
                               ---------  ---------
Total long-term debt. . . . .  $ 38,100   $ 26,007
                               =========  =========

     On December 17, 2002 Griffin completed a $9.75 million nonrecourse mortgage of two office buildings. Proceeds of the mortgage were used to finance Griffin's $8.8 million acquisition, completed on December 6, 2002, of a 70% interest in those buildings. Griffin previously held the remaining 30% interest in those buildings. The mortgage has a 6.08% rate and a term of ten years, with payments based on a twenty-five year amortization period.

     On February 8, 2002, Griffin entered into a revolving credit agreement (the "2002 Credit Agreement") with Fleet National Bank ("Fleet"). The amount outstanding under the 2002 Credit Agreement at March 1, 2003 had a weighted average interest rate of 3.9%. The 2002 Credit Agreement is collateralized by certain of Griffin's real estate assets and includes financial covenants with respect to Griffin's fixed charge coverage (as defined), net worth and leverage. As of November 30, 2002 and March 1, 2003, Griffin was in default under the fixed charge coverage ratio of the 2002 Credit Agreement. The 2002 Credit Agreement was amended on January 31, 2003 to adjust the fixed charge coverage ratio, and after giving effect to the amendment, Griffin is no longer in default.

     At March 1, 2003 and November 30, 2002, the fair values of Griffin's mortgages were $33.6 million and $23.9 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral. Management believes that because of variable interest rates, the amounts included on Griffin's balance sheet for the 2002 Credit Agreement at March 1, 2003 and November 30, 2002 reflect their fair values.

     On March 17, 2003 Griffin entered into a preliminary agreement with Fleet providing for an increase of the commitment amount under the 2002 Credit Agreement from $14.1 million to $21.0 million. The additional commitment amount will be collateralized by certain of Griffin Land's real estate holdings.

6.     Stock  Options

     Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan") is summarized as follows:

                                    Number of    Weighted Avg.
                                      Shares    Exercise Price
                                  -----------   --------------
Outstanding at November 30, 2002     656,078           $ 12.37
Granted. . . . . . . . . . . . .       6,000             14.35
Cancelled. . . . . . . . . . . .        (700)            13.07
                                  -----------   --------------
Outstanding at March 1, 2003 . .     661,378           $ 12.38
                                    =========   ==============

Number of option holders at March 1,2003       28
                                             ====

                                                             Weighted Ave.
                                                               Remaining
                           Outstanding at   Weighted Ave.  Contractual Life
Range of Exercise Prices    Mar. 1, 2003   Exercise Price    (in years)
------------------------  ---------------  --------------  ----------------
Under $3.00 . . . . . . .         32,223   $        1.75                1.2
$3.00-$11.00                     100,172            7.52                3.0
Over $11.00. . .  . . . .        528,983           13.95                5.8
                          ---------------
                                 661,378
                          ===============

     At March 1, 2003, 412,663 options outstanding under the Griffin Stock Option Plan were exerciseable with a weighted average price of $11.64 per share. Subsequent to March 1, 2003, 12,000 options with an average exercise price of $1.69 per share were exercised.

     Griffin accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted SFAS No. 123 which requires disclosure of the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation and SFAS No. 148 which prescribes a method of disclosure. Griffin's results would have been the following pro forma amounts under the method prescribed by SFAS No. 123.

                                                                     For the 13 Weeks Ended,
                                                                    ------------------------
                                                                       March 1,   March 2,
                                                                           2003       2002
                                                                      ---------  ---------
Net loss, as reported. . . . . . . . . . . . . . . . . . . . . . . .  $ (1,652)  $ (1,465)
Total stock based employee compensation expense determined
   under fair value based method for all awards, net of tax effects.       (65)       (97)
                                                                      ---------  ---------
Net loss, pro forma (under SFAS No. 123) . . . . . . . . . . . . . .  $ (1,717)  $ (1,562)
                                                                      =========  =========

Adjusted net loss for computation of diluted per share
   results, proforma (SFAS No. 123). . . . . . . . . . . . . . . . .  $ (1,717)  $ (1,562)
                                                                      =========  =========

Basic net loss per common share, as reported . . . . . . . . . . . .  $  (0.34)  $  (0.30)
Basic net loss per common share, pro forma
      (under SFAS No. 123) . . . . . . . . . . . . . . . . . . . . .  $  (0.35)  $  (0.32)

Diluted net loss per common share, as reported . . . . . . . . . . .  $  (0.34)  $  (0.30)
Diluted net loss per common share, pro forma
      (under SFAS No. 123) . . . . . . . . . . . . . . . . . . . . .  $  (0.35)  $  (0.32)

     The weighted average fair value of each option granted during the thirteen weeks ended March 1, 2003 was $6.38, estimated as of the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model to calculate the fair value of each option: expected volatility of approximately 47%; risk free interest rate of 3.03%; expected option term of 5 years and no dividend yield for all options issued. There were no options granted in the thirteen weeks ended March 2, 2002.

7.     Per  Share  Results

     Basic  and  diluted  per  share  results  were  based  on  the  following:

                                                             For the 13 Weeks Ended,
                                                             -----------------------
                                                               March 1,   March 2,
                                                                   2003       2002
                                                              ---------  ---------
Net loss as reported for computation of basic and diluted
   per share results . . . . . . . . . . . . . . . . . . . .  $ (1,652)  $ (1,465)
                                                              =========  =========

Weighted average shares outstanding for computation of basic and diluted per share results . . . . . . . . . . . . . .  4,865,000  4,863,000
                                                              =========  ==========

8.     Supplemental  Financial  Statement  Information

     Other  Comprehensive  Income

     The Statement of Stockholders' Equity for the thirteen weeks ended March 1, 2003 includes other comprehensive income of $69, reflecting translation adjustments related to Griffin's equity investment in Centaur.

     Inventories

     Inventories  consist  of:

                          March 1,  March 2,
                              2003      2002
                         ---------  --------
Nursery stock. . . . .   $ 34,181   $ 29,960
Materials and supplies      1,766      1,204
                         ---------  --------
                         $ 35,947   $ 31,164
                         =========  ========

     Property  and  Equipment

     Property  and  equipment  consist  of:

                              Estimated       March 1,    Nov. 30,
                            Useful Lives          2003        2002
                          ----------------  ----------  ----------
Land and improvements. .                    $   5,137   $   5,075
Buildings. . . . . . . .  10 to 40 years        2,975       2,964
Machinery and equipment   3 to 20 years        14,964      14,789
                                            ----------  ----------
                                               23,076      22,828
Accumulated depreciation                      (10,592)    (10,314)
                                            ----------  ----------
                                            $  12,484   $  12,514
                                            ==========  ==========

     Griffin incurred no capital lease obligations during the thirteen weeks ended March 1, 2003. Griffin incurred capital lease obligations of $39 in the thirteen weeks ended March 2, 2002.

     Real  Estate  Held  for  Sale  or  Lease

     Real  estate  held  for  sale  or  lease  consists  of:

                                                   March 1, 2003
                                         ---------------------------------
                            Estimated    Held for    Held for
                          Useful Lives     Sale        Lease      Total
                          ------------  ----------  ----------  ----------
Land . . . . . . . . . .                $   1,330   $   4,101   $   5,431
Land improvements. . . .  15 years              -       4,378       4,378
Buildings. . . . . . . .  40 years              -      53,503      53,503
Development costs. . . .                    6,424       5,002      11,426
                                        ----------  ----------  ----------
                                            7,754      66,984      74,738
Accumulated depreciation                       -      (12,923)    (12,923)
                                        ----------  ----------  ----------
                                        $   7,754   $  54,061   $  61,815
                                        ==========  ==========  ==========

                                                  November 30, 2002
                                         ---------------------------------
                            Estimated    Held for    Held for
                          Useful Lives     Sale        Lease      Total
                          ------------  ----------  ----------  ----------
Land . . . . . . . . . .                $   1,330   $   3,097   $   4,427
Land improvements. . . .  15 years              -       3,978       3,978
Buildings. . . . . . . .  40 years              -      40,482      40,482
Development costs. . . .                    6,374       7,540      13,914
                                        ----------  ----------  ----------
                                            7,704      55,097      62,801
Accumulated depreciation                       -      (12,255)    (12,255)
                                        ----------  ----------  ----------
                                        $   7,704   $  42,842   $  50,546
                                        ==========  ==========  ==========

     Real  Estate  Joint  Venture

     At November 30, 2002, included in other assets was $3,103 for Griffin's 30% interest in a real estate joint venture that owned two office buildings in Griffin Center in Windsor, Connecticut. On December 6, 2002, Griffin acquired the remaining 70% interest in the joint venture for $8.8 million, which is reflected in real estate held for lease at March 1, 2003. Subsequent to the acquisition, Griffin's investment in the joint venture was reclassified, principally into real estate held for lease.

     Supplemental  Cash  Flow  Information

     In the thirteen weeks ended March 1, 2003, a deposit of $1,000, made prior to November 30, 2002, was applied to the purchase of the remaining 70% interest in a real estate joint venture.

9.     Commitments  and  Contingencies

     As of March 1, 2003, Griffin had committed purchase obligations of $4.3 million, including materials and services related to construction by Griffin Land of a new approximately 115,000 square foot industrial/warehouse facility being built on speculation.

     Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin's financial position, results of operations or cash flows.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). Griffin also has an equity investment in Centaur Communications, Ltd. ("Centaur"), a privately held magazine publishing business based in the United Kingdom.

Results  of  Operations

     Thirteen Weeks Ended March 1, 2003 Compared to the Thirteen Weeks Ended March 2, 2002

     Net sales and other revenue increased from $2.6 million in the thirteen weeks ended March 2, 2002 (the "2002 first quarter") to $3.1 million in the thirteen weeks ended March 1, 2003 (the "2003 first quarter"). The increase of $0.5 million in net sales and other revenue reflects an increase of $0.9 million in net sales and other revenue at Griffin Land partially offset by a decrease of $0.4 million in net sales and other revenue at Imperial.

     Net sales and other revenue at Griffin Land increased from $1.9 million in the 2002 first quarter to $2.8 million in the 2003 first quarter, reflecting an increase of $1.0 million in revenue from Griffin Land's leasing operations, partially offset by a decrease of $0.1 million of revenue from land sales. The increase in revenue from leasing operations was due to (a) $0.6 million of rental revenue from the two office buildings that Griffin acquired in December 2002; (b) $0.2 million from increased rental rates and billings to tenants for additional services, principally snow removal; (c) $0.1 million from leasing space that was vacant in the 2002 first quarter; and (d) $0.1 million for leasing space that was completed subsequent to the 2002 first quarter. At March 1, 2003, Griffin Land had 1,013,000 square feet of office and industrial space available for lease, with 885,000 square feet (87%) leased. At March 2, 2002 Griffin Land owned 803,000 square feet of office and industrial space and had a 30% interest in 160,000 square feet of office space, aggregating 963,000 square feet of office and industrial space available for lease, with 826,000 square feet (86%) leased. The increase in the total amount of square feet available reflects the completion of the shell of a 50,000 square foot single story office building in Griffin Center that is not yet leased.

     Net sales and other revenue at Imperial decreased from $0.7 million in the 2002 first quarter to $0.3 million in the 2003 first quarter. Imperial's landscape nursery business is highly seasonal, with sales peaking in the spring. Sales in the winter months that comprise the first quarter (December through February) are not significant when compared to the full year's sales and are highly dependent on relatively mild winter weather. The weather in Imperial's markets in the 2003 first quarter was unfavorable as compared to the 2002 first quarter, resulting in lower net sales in the 2003 first quarter. Imperial's markets continued to experience unfavorable weather conditions in early March, which has delayed customers taking shipments of product from Imperial.

     Griffin incurred an operating loss of $1.5 million in the 2003 first quarter as compared to an operating loss of $1.2 million in the 2002 first quarter. The higher operating loss principally reflects lower operating results at Imperial, which incurred an operating loss of $1.2 million in the 2003 first quarter as compared to a $1.0 million operating loss in the 2002 first quarter.

     Griffin Land's results reflected an operating profit of $0.2 million in both the 2003 and 2002 first quarters. The $1.0 million increase in revenue from leasing operations in the 2003 first quarter was offset by a $0.6 million increase in expenses (excluding depreciation) of Griffin Land's properties, an increase of $0.2 million in operating expenses and an increase of $0.2 million in depreciation expense. The increase in operating expenses principally reflects higher marketing costs. The higher depreciation expense reflects the increased amount of space, including the 160,000 square feet of office space acquired in the 2003 first quarter, owned by Griffin Land in the 2003 first quarter as compared to the 2002 first quarter. Profit, before depreciation, from Griffin Land's commercial properties was $1.6 million in the 2003 first quarter as compared to $1.2 million in the 2002 first quarter.

     The higher operating loss at Imperial principally reflects an increase in operating expenses and lower gross profit as a result of the decrease in net sales. The higher operating expenses reflect additional marketing costs of $0.1 million, due principally to promoting products to be sold under the new "Novalis" trade name.

     Griffin's interest expense increased from $0.4 million in the 2002 first quarter to $0.6 million in the 2003 first quarter. The increase reflects the overall higher amount of borrowings outstanding in the 2003 first quarter as compared to the 2002 first quarter, including the $9.75 million nonrecourse mortgage completed in the 2003 first quarter to finance the acquisition of the 70% interest in two Griffin Center office buildings. Griffin's average amount of debt outstanding in the 2003 first quarter was $34.6 million as compared to $18.9 million in the 2002 first quarter.

     Griffin's equity loss from Centaur was $0.3 million in the 2003 first quarter as compared to an equity loss of $0.4 million in the 2002 first quarter. The lower equity loss reflects a reduction of Centaur's interest expense as a result of Centaur reducing its debt with the proceeds from the sale of its Lawtel operation in the 2002 third quarter and the effect of discontinuing the amortization of goodwill in the 2003 first quarter as a result of the adoption of SFAS No. 142 (see Note 1). The three months that comprise Griffin's first quarter are generally not strong months for Centaur due to the seasonality of its business.

Liquidity  and  Capital  Resources

     In the 2003 first quarter, cash used in operating activities was $3.9 million as compared to $4.7 million of cash used in operating activities in the 2002 first quarter. The higher net loss in the 2003 first quarter, as compared to the 2002 first quarter, was more than offset by the effect of higher depreciation in the 2003 first quarter, favorable changes in deferred income taxes in the 2003 first quarter as compared to the 2002 first quarter, and less cash used for working capital items. The higher depreciation was due to the increase in Griffin Land's real estate holdings, including the acquisition of two office buildings (see below).

     Cash used in investing activities of $8.1 million in the 2003 first quarter includes $7.8 million for additions to real estate held for sale or lease and $0.3 million for additions to property and equipment. The additions to Griffin Land's real estate assets principally reflects the acquisition of the remaining 70% interest in two office buildings aggregating approximately 160,000 square feet in which Griffin Land held a 30% interest. A deposit of $1.0 million, made prior to the end of fiscal 2002, was applied against the purchase price. The $0.3 million of additions to property and equipment in the 2003 first quarter principally reflects the completion of the expansion that has been ongoing during the past three years of Imperial's northern Florida growing operation. Imperial's capital expenditures, which have averaged $3.0 million over the past three fiscal years due principally to the expansion of its facilities, are expected to be less than $1.0 million in fiscal 2003.

     Net cash provided by financing activities of $12.2 million in the 2003 first quarter includes the completion of a $9.75 million nonrecourse mortgage on the two office buildings that Griffin Land acquired in December 2002. Additionally, borrowings under Griffin's revolving credit agreement (the "2002 Credit Agreement") with Fleet Bank increased by $2.7 million from $4.2 million at November 30, 2002 to $6.9 million at March 1, 2003. Borrowings were used to finance working capital requirements of Griffin's businesses, particularly Imperial, which, because of the highly seasonal nature of its business, uses more cash in the first half of the year.

     In the 2003 first quarter, Griffin Land started site work for construction of the shell of an approximately 115,000 square foot facility in the New England Tradeport. This facility is being built on speculation and is expected to require approximately $4.0 million in fiscal 2003. Additional investment will be required to complete the interior of this new building and the interior of the 50,000 square foot office building in Griffin Center that was completed at the end of fiscal 2002. The buildout of the interiors of these buildings will be started when leases are obtained. Improvements to be made through the balance of fiscal 2003 to the infrastructures at Griffin Center and the New England Tradeport are expected to be approximately $0.7 million. Griffin Land is also continuing to seek approvals for its proposed residential developments in Simsbury and Suffield, Connecticut and will continue to seek completion of the sale of the remaining development rights of its Walden Woods residential development in Windsor, Connecticut.

     On March 17, 2003 Griffin entered into a preliminary agreement with Fleet providing for an increase of the commitment under the 2002 Credit Agreement from $14.1 million to $21.0 million. The additional commitment amount will be collateralized by certain of Griffin Land's real estate holdings.

     Griffin's payments (including principal and interest) under contractual obligations as of March 1, 2003 are as follows:

                                      Due Within   Due From   Due From    Due in More
                               Total   One Year    1-3 Years  3-5 Years  Than 5 Years
                              ------  ----------  ----------  ---------  ------------
                                                  (in millions)
Mortgages. . . . . . . . . .  $ 52.6  $      2.1  $      5.6  $     5.6  $       39.3
2002 Credit Agreement (a). .     6.9         0.0         6.9        0.0           0.0
Capital Lease Obligations. .     0.5         0.2         0.3        0.0           0.0
Operating Lease Obligations.     1.0         0.2         0.4        0.3           0.1
Purchase Obligations (b) . .     4.3         4.0         0.1        0.1           0.1
Other. . . . . . . . . . . .     0.8         0.0         0.0        0.0           0.8
                              ------  ----------  ----------  ---------  ------------
                              $ 66.1  $      6.5  $     13.3  $     6.0  $       40.3
                              ======  ==========  ==========  =========  ============


     (a) Reflects the amount outstanding for the 2002 Credit Agreement as of March 1, 2003. Due to the variable interest rate on this debt, interest for future periods is not included above.

     (b) Includes commitments made as of March 1, 2003 for the purchase of services and materials for the planned construction in fiscal 2003 of an approximately 115,000 square foot building.

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

Forward-Looking  Information

     The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the expansion and improved return on assets of Imperial's operations, construction and leasing of additional facilities in the real estate business, completion of the sale of the development rights of Walden Woods, approval of other proposed residential subdivisions and obtaining additional financing to fund future capital projects. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

     For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $6.9 million of variable rate debt outstanding at March 1, 2003.

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

     Griffin does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in operations. Griffin does have equity investments in privately owned companies based in the United Kingdom. Changes in foreign currency exchange rates could affect the results of an equity investment in Griffin's financial statements. The companies have historically reinvested their earnings for future growth. The ultimate liquidation of those investments and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

ITEM  4.     CONTROLS  AND  PROCEDURES

     Within the 90 days prior to the filing date of this quarterly report, Griffin carried out an evaluation, under the supervision and with the participation of Griffin management, including Griffin's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Griffin's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in Griffin's internal controls or in other factors that could significantly affect these controls subsequent to the date Griffin completed its evaluation.

PART  II     OTHER  INFORMATION

Item  1.  Legal  Proceedings

     On December 27, 2002, the Superior Court of the State of Connecticut ruled that Simsbury's Planning and Zoning Commissions improperly denied Griffin's residential applications and ordered the commissions to reverse their decisions and approve Griffin Land's proposed zone change and proposed site plan. The town has received permission from the Appellate Court to appeal these decisions.

Items 2 - 5 not applicable

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits - none
     (b) (1) On December 6, 2002, Griffin filed Form 8-K to announce completion of the acquisition of the 70% interest in two office buildings in which griffin had previously held a 30% interest.

          (2) On December 17, 2002, Griffin filed Form 8-K to announce completion of a nonrecourse mortgage loan.

          (3) On February 14, 2003, Griffin filed Form 8-K to announce its 2002 fourth quarter and full year results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GRIFFIN LAND & NURSERIES, INC.


                                                       /s/ Frederick M. Danziger
                                                   -----------------------------
Date:  April  14,  2003                                  Frederick  M.  Danziger
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                                           /s/ Anthony J. Galici
                          ------------------------------------------------------
Date:  April  14,  2003                                      Anthony  J.  Galici
                                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                   AND SECRETARY

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: April 14, 2003                                   /S/ Frederick M. Danziger
                                                    ----------------------------
                                                           Frederick M. Danziger
                                           President and Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  April  14,  2003                                    /S/ Anthony J. Galici
                                                         -----------------------
                                                               Anthony J. Galici
                                     Vice President, Chief Financial Officer and
                                     Secretary