Form 10-Q
period 2003-05-31
GRIFFIN LAND & NURSERIES INC
filed 2003-07-14
CIK 1037390

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                Quarterly Report
                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the 13 Weeks Ended                                  Commission File No.
May 31, 2003                                                        0-29288

                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                06-0868496
(state or other jurisdiction of incorporation           (IRS Employer
or organization)                                        Identification Number)

One Rockefeller Plaza, New York, New York                                10020
(Address of principal executive offices)                            (Zip Code)

Registrant's Telephone Number including Area Code               (212) 218-7910

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


         Number of shares of Common Stock outstanding at July 8, 2003: 4,876,916

                         GRIFFIN LAND & NURSERIES, INC.
                                    Form 10-Q


PART  I  -  FINANCIAL  INFORMATION


     Consolidated Statement of Operations
     13 and 26 Weeks Ended May 31, 2003 and June 1, 2002                       3

     Consolidated Balance Sheet
     May 31, 2003 and November 30, 2002                                        4

     Consolidated Statement of Stockholders' Equity
     26 Weeks Ended May 31, 2003 and June 1, 2002                              5

     Consolidated Statement of Cash Flows
     26 Weeks Ended May 31, 2003 and June 1, 2002                              6

     Notes to Consolidated Financial Statements                                7

     Management's Discussion and Analysis of                                  16
     Financial Condition and Results of Operations

     Quantitative and Qualitative Disclosures About Market Risk               21

     Controls and Procedures                                                  22

PART II - OTHER INFORMATION                                                   22

SIGNATURES                                                                    24

CERTIFICATIONS                                                                25


PART I
ITEM 1. FINANCIAL STATEMENTS


                         Griffin Land & Nurseries, Inc.
                      Consolidated Statement of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                     For the 13 Weeks Ended,   For the 26 Weeks Ended,
                                                     -----------------------   -----------------------
                                                        May 31,      June 1,      May 31,      June 1,
                                                           2003         2002         2003         2002
                                                     ----------   ----------   ----------   ----------
Net sales and other revenue . . . . . . . . . . . .  $  21,863    $  19,903    $  24,964    $  22,502
Cost of goods sold. . . . . . . . . . . . . . . . .     17,812       15,821       20,074       17,677
Selling, general and administrative expenses. . . .      2,216        2,246        4,545        4,160
                                                     ----------   ----------   ----------   ----------
Operating profit. . . . . . . . . . . . . . . . . .      1,835        1,836          345          665
Interest expense. . . . . . . . . . . . . . . . . .       (687)        (425)      (1,311)        (784)
Interest income . . . . . . . . . . . . . . . . . .          9            6           17           13
                                                     ----------   ----------   ----------   ----------
Income (loss) before income tax provision (benefit)      1,157        1,417         (949)        (106)
Income tax provision (benefit). . . . . . . . . . .        403          454         (341)         (33)
                                                     ----------   ----------   ----------   ----------
Income (loss) before equity investment. . . . . . .        754          963         (608)         (73)
(Loss) income from equity investment. . . . . . . .       (268)         666         (558)         237
                                                     ----------   ----------   ----------   ----------
Net income (loss) . . . . . . . . . . . . . . . . .  $     486    $   1,629    $  (1,166)   $     164
                                                     ==========   ==========   ==========   ==========

Basic net income (loss) per common share. . . . . .  $    0.10    $    0.33    $   (0.24)   $    0.03
                                                     ==========   ==========   ==========   ==========
Diluted net income (loss) per common share. . . . .  $    0.10    $    0.32    $   (0.24)   $    0.03
                                                     ==========   ==========   ==========   ==========

                 See Notes to Consolidated Financial Statements.


                         Griffin  Land & Nurseries, Inc.
                           Consolidated Balance Sheet
                  (dollars in thousands, except per share data)

                                                                May 31,      Nov. 30,
                                                                   2003          2002
                                                            -----------  ------------
ASSETS                                                      (unaudited)
Current Assets
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       21    $       24
Accounts receivable, less allowance of $227 and $129 . . .      13,735         1,999
Inventories. . . . . . . . . . . . . . . . . . . . . . . .      29,344        31,164
Deferred income taxes. . . . . . . . . . . . . . . . . . .       2,536         2,110
Other current assets . . . . . . . . . . . . . . . . . . .       3,276         3,473
                                                            -----------   -----------
Total current assets . . . . . . . . . . . . . . . . . . .      48,912        38,770
Real estate held for sale or lease, net. . . . . . . . . .      62,756        50,546
Investment in Centaur Communications, Ltd. . . . . . . . .      19,961        20,279
Property and equipment, net. . . . . . . . . . . . . . . .      12,471        12,514
Other assets . . . . . . . . . . . . . . . . . . . . . . .       6,597        10,847
                                                            -----------   -----------
Total assets . . . . . . . . . . . . . . . . . . . . . . .  $  150,697    $  132,956
                                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities . . . . . . . . .  $    4,914    $    3,939
Long-term debt due within one year . . . . . . . . . . . .         713           540
                                                            -----------   -----------
Total current liabilities. . . . . . . . . . . . . . . . .       5,627         4,479

Long-term debt . . . . . . . . . . . . . . . . . . . . . .      43,320        26,007
Deferred income taxes. . . . . . . . . . . . . . . . . . .       1,906         1,906
Other noncurrent liabilities . . . . . . . . . . . . . . .       1,280         1,094
                                                            -----------   -----------
Total liabilities. . . . . . . . . . . . . . . . . . . . .      52,133        33,486
                                                            -----------   -----------

Commitments and contingencies

Common stock, par value $0.01 per share, 10,000,000 shares
   authorized, 4,876,916 and 4,864,916 shares issued and
   outstanding . . . . . . . . . . . . . . . . . . . . . .          49            49
Additional paid-in capital . . . . . . . . . . . . . . . .      93,608        93,588
Retained earnings. . . . . . . . . . . . . . . . . . . . .       4,795         5,961
Accumulated other comprehensive income (loss). . . . . . .         112          (128)
                                                            -----------   -----------
Total stockholders' equity . . . . . . . . . . . . . . . .      98,564        99,470
                                                            -----------   -----------
Total liabilities and stockholders' equity . . . . . . . .  $  150,697    $  132,956
                                                            ===========   ===========

                 See Notes to Consolidated Financial Statements.


                         Griffin Land & Nurseries, Inc.
                 Consolidated Statement of Stockholders' Equity
                             (dollars in thousands)
                                   (unaudited)

                                                                        Accumulated
                              Shares of          Additional               Other
                               Common    Common    Paid-in   Retained  Comprehensive
                                Stock     Stock    Capital   Earnings  Income (Loss)     Total
                              ---------  ------  ----------  --------  -------------  ----------
Balance at December 1, 2001   4,862,704  $   49  $   93,584  $  3,036   $        247   $  96,916

Exercise of stock options. .      2,212       -           4         -              -           4

Net income . . . . . . . . .          -       -           -       164              -         164
                              ---------  ------  ----------  ---------  -------------  ----------

Balance at June 1, 2002. . .  4,864,916  $   49  $   93,588  $  3,200   $        247   $  97,084
                              =========  ======  ==========  =========  =============  ==========


Balance at November 30, 2002  4,864,916  $   49  $   93,588  $  5,961   $       (128)  $  99,470

Exercise of stock options. .     12,000       -          20         -              -          20

Net loss . . . . . . . . . .          -       -           -    (1,166)             -      (1,166)

Other comprehensive income .          -       -           -         -            240         240
                              ---------  ------  ----------  ---------  -------------  ----------

Balance at May 31, 2003. . .  4,876,916  $   49  $   93,608  $  4,795   $        112   $  98,564
                              =========  ======  ==========  =========  =============  ==========

                 See Notes to Consolidated Financial Statements.


                         Griffin Land & Nurseries, Inc.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                           For the 26 Weeks Ended,
                                                                           -----------------------
                                                                                 May 31,   June 1,
                                                                                    2003      2002
                                                                             -----------  --------
Operating activities:
Net (loss) income . . . . . . . . . . . . . . . . . . . . . .                $   (1,166)  $   164
Adjustments to reconcile net (loss) income to net cash used
in operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . .                     2,052     1,609
   Loss (income) from equity investment . . . . . . . . . . .                       558      (237)
   Deferred income taxes. . . . . . . . . . . . . . . . . . .                      (426)        -
Changes in assets and liabilities:
   Accounts receivable. . . . . . . . . . . . . . . . . . . .                   (11,834)   (9,630)
   Inventories. . . . . . . . . . . . . . . . . . . . . . . .                     1,820     1,238
   Other current assets . . . . . . . . . . . . . . . . . . .                       197       819
   Accounts payable and accrued liabilities . . . . . . . . .                       975      (796)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . .                       277       121
                                                                             -----------  --------
Net cash used in operating activities . . . . . . . . . . . .                    (7,547)   (6,712)
                                                                             -----------  --------

Investing activities:
Additions to real estate held for sale or lease . . . . . . .                    (9,395)     (755)
Additions to property and equipment . . . . . . . . . . . . .                      (444)   (1,308)
Additional investment in Linguaphone. . . . . . . . . . . . .                         -      (145)
                                                                             -----------  --------
Net cash used in investing activities . . . . . . . . . . . .                    (9,839)   (2,208)
                                                                             -----------  --------

Financing activities:
Increase in debt. . . . . . . . . . . . . . . . . . . . . . .                    17,750     9,575
Payments of debt. . . . . . . . . . . . . . . . . . . . . . .                      (340)     (654)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (27)        -
                                                                             -----------  --------
Net cash provided by financing activities . . . . . . . . . .                    17,383     8,921
                                                                             -----------  --------
Net (decrease) increase in cash and cash equivalents. . . . .                        (3)        1
Cash and cash equivalents at beginning of period. . . . . . .                        24        23
                                                                             -----------  --------
Cash and cash equivalents at end of period. . . . . . . . . .                $       21   $    24
                                                                             ===========  ========

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

     At the beginning of fiscal 2003, Griffin adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill is no longer amortized, but is subject to a periodic test for impairment based upon fair values. Accordingly, there is no amortization of goodwill included in Griffin's results from its equity investment in Centaur Communications, Ltd. ("Centaur") for the thirteen and twenty-six weeks ended May 31, 2003. Griffin did not incur a charge for impairment upon the adoption of SFAS No. 142. Griffin's results from its equity investment in Centaur for the twenty-six weeks ended June 1, 2002 would have increased approximately $0.3 million from the elimination of goodwill amortization.

     The results of operations for the thirteen and twenty-six weeks ended May 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.     Recent Accounting Pronouncements

     In the 2003 first quarter, SFAS No. 143 "Accounting For Asset Retirement Obligations," SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 145 "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" became effective for Griffin. There was no impact on Griffin's financial statements from these new standards at this time.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statement No. 5, Accounting for Contingencies)," ("Fin No. 45"). Fin No. 45 requires guarantors to recognize a liability for the fair value of an obligation it assumes under a guarantee and requires certain disclosures related to guarantees. The provisions for initial recognition and measurement of guarantees under Fin No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Fin No. 45 were effective for Griffin in the 2003 first quarter. The adoption of Fin No. 45 did not have an impact on Griffin's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires enhanced disclosure of information on stock-based compensation in annual and interim financial statements. SFAS No. 148 was effective for Griffin in the first quarter of fiscal 2003. Management has not changed its method of accounting for stock-based compensation, but has included the required enhanced disclosure in Note 6.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements)," ("Fin No. 46"). Fin No. 46 requires existing unconsolidated variable interest entities to be included in the consolidated financial statements of a business enterprise if the primary beneficiaries of the variable interest entities do not effectively disperse risk among all parties involved. The requirements of Fin No. 46 were effective for Griffin in the 2003 first quarter. The adoption of Fin No. 46 did not have an impact on Griffin's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative contracts entered into or modified after June 30, 2003. Griffin does not currently have any derivative instruments and management believes, at this time, that this new standard will not have an impact on Griffin's financial statements.

     In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new standard requires an issuer to classify certain financial instruments as liabilities or, in some instances, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. At this time, management believes that this new standard will not have an impact on Griffin's financial statements.

3.     Industry Segment Information

     Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

     Griffin's industry segment information is as follows:

                                                        For the 13 Weeks Ended,  For the 26 Weeks Ended,
                                                       ------------------------  -----------------------
                                                          May 31,       June 1,     May 31,      June 1,
                                                             2003          2002        2003         2002
                                                       ----------    ----------  ----------   ----------
Net sales and other revenue
Landscape nursery product sales . . . . . . . . . . .  $  19,042     $  17,463   $  19,316    $  18,193
Real estate sales and rental revenue. . . . . . . . .      2,821         2,440       5,648        4,309
                                                       ----------    ----------  ----------   ----------
                                                       $  21,863     $  19,903   $  24,964    $  22,502
                                                       ==========    ==========  ==========   ==========
Operating profit
Landscape nursery . . . . . . . . . . . . . . . . . .  $   1,792     $   1,787   $     556    $     827
Real estate . . . . . . . . . . . . . . . . . . . . .        442           434         641          652
                                                       ----------    ----------  ----------   ----------
Industry segment totals . . . . . . . . . . . . . . .      2,234         2,221       1,197        1,479
General corporate expense . . . . . . . . . . . . . .       (399)         (385)       (852)        (814)
Interest expense, net . . . . . . . . . . . . . . . .       (678)         (419)     (1,294)        (771)
                                                       ----------    ----------  ----------   ----------
Income (loss) before income taxes . . . . . . . . . .  $   1,157     $   1,417   $    (949)   $    (106)
                                                       ==========    ==========  ==========   ==========

                                                                                   May 31,      Nov. 30,
                                                                                     2003           2002
                                                                                ----------    ----------
Identifiable assets
Landscape nursery . . . . . . . . . . . . . . . . . .                           $  54,085     $  50,306
Real estate . . . . . . . . . . . . . . . . . . . . .                              66,377        58,431
                                                                                ----------    ----------
Industry segment totals . . . . . . . . . . . . . . .                             120,462       108,737
General corporate (consists primarily of investments)                              30,235        24,219
                                                                                ----------    ----------
                                                                                $ 150,697     $ 132,956
                                                                                ==========    ==========

     See Note 4 for information on Griffin's equity investment in Centaur, a corporate investee not associated with either business segment.

4.     Equity Investment

     Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur under the equity method of accounting for investments. Centaur reports on a June 30 fiscal year. The unaudited summarized financial data of Centaur presented below were derived from consolidated financial information of Centaur for the six month periods ended May 31, 2003 and May 31,
2002.    Griffin's equity income from Centaur for the twenty-six weeks ended May
31, 2002 includes $288 for amortization of the excess cost of Griffin's investment over the book value of its equity in Centaur (representing publishing rights and goodwill). Griffin's equity loss from Centaur for the twenty-six weeks ended May 31, 2003 includes $184 for amortization of publishing rights. Griffin's equity loss from Centaur also reflects adjustments necessary to present Centaur's results for the six month periods in accordance with generally accepted accounting principles in the United States of America.

                                                 Six Months Ended,
                                              ----------------------
                                                 May 31,     May 31,
                                                    2003        2002
                                              ----------  ----------
Net sales. . . . . . . . . . . . . . . . . .  $  47,055   $  43,757
Costs and expenses . . . . . . . . . . . . .     47,953      40,808
                                              ----------  ----------
Operating (loss) income. . . . . . . . . . .       (898)      2,949
Nonoperating expenses. . . . . . . . . . . .       (373)     (1,072)
                                              ----------  ----------
Pretax (loss) income . . . . . . . . . . . .     (1,271)      1,877
Income tax (benefit) provision . . . . . . .       (204)        335
                                              ----------  ----------
(Loss) income from continuing operations . .     (1,067)      1,542
Loss from discontinued operation, net of tax          -         (58)
                                              ----------  ----------
Net (loss) income. . . . . . . . . . . . . .  $  (1,067)  $   1,484
                                              ==========  ==========

                                                       As of
                                              ---------------------
                                                 May 31,    Nov. 30,
                                                    2003        2002
                                              ----------  ----------
Current assets . . . . . . . . . . . . . .    $  24,305   $  19,895
Intangible assets. . . . . . . . . . . . .        6,381       5,955
Other noncurrent assets. . . . . . . . . .       11,401      11,380
                                              ----------  ----------
Total assets . . . . . . . . . . . . . . .    $  42,087   $  37,230
                                              =========  ===========

Current liabilities. . . . . . . . . . . .    $  27,226   $  23,893
Other noncurrent liabilities . . . . . . .        4,743       2,710
                                              ----------  ----------
Total liabilities. . . . . . . . . . . . .       31,969      26,603
Stockholders' equity . . . . . . . . . . .       10,118      10,627
                                              ----------  ----------
Total liabilities and stockholders' equity    $  42,087   $  37,230
                                              ==========  ==========

5.     Long-Term Debt

          Long-term debt includes:

                                  May 31,    Nov. 30,
                                     2003        2002
                               ----------  ----------
Nonrecourse mortgages:
    8.54% due July 1, 2009. .  $   7,948   $   7,983
    6.08% due January 1, 2013      9,692           -
    8.13% due April 1, 2016 .      6,097       6,172
    7.0% due October 1, 2017.      7,598       7,656
                               ----------  ----------
Total nonrecourse mortgages .  $  31,335   $  21,811
2002 Credit Agreement . . . .     12,250       4,250
Capital leases. . . . . . . .        448         486
                               ----------  ----------
Total . . . . . . . . . . . .     44,033      26,547
Less: due within one year . .        713         540
                               ----------  ----------
Total long-term debt. . . . .  $  43,320   $  26,007
                               ==========  ==========

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

     On February 8, 2002, Griffin entered into a revolving credit agreement (the "2002 Credit Agreement") with Fleet National Bank ("Fleet"). The amount outstanding under the 2002 Credit Agreement at May 31, 2003 had a weighted average interest rate of 3.86%. On May 22, 2003, the 2002 Credit Agreement was amended to provide for an increase of the commitment amount from $14.1 million to $20.5 million. The 2002 Credit Agreement is collateralized by certain of Griffin's real estate assets and includes financial covenants with respect to Griffin's fixed charge coverage (as defined), net worth and leverage.

     At May 31, 2003 and November 30, 2002, the fair values of Griffin's mortgages were $34.2 million and $23.9 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral. Management believes that because of variable interest rates, the amounts included on Griffin's balance sheet for the 2002 Credit Agreement at May 31, 2003 and November 30, 2002 reflect their fair values.

6.     Stock Options

     Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan") is summarized as follows:

                                   Number of   Weighted Avg.
                                    Shares     Exercise Price
                                  -----------  --------------
Outstanding at November 30, 2002     656,078         $  12.37
Granted. . . . . . . . . . . . .      16,164            12.75
Exercised. . . . . . . . . . . .     (12,000)            1.69
Cancelled. . . . . . . . . . . .        (700)           13.07
                                  -----------  --------------
Outstanding at May 31, 2003. . .     659,542         $  12.57
                                  ===========  ==============

Number of option holders at May 31, 2003     28
                                            ===

                                                           Weighted Avg.
                                                             Remaining
                          Outstanding at   Weighted Avg.  Contractual Life
Range of Exercise Prices   May 31, 2003   Exercise Price     (in years)
------------------------  --------------  --------------  ----------------
Under $3.00. . . . . . .         20,223         $  1.79               1.5
$3.00-$11.00. . . . . .         100,172            7.52               2.7
Over $11.00. . . . . . .        539,147           13.91               5.6
                          --------------
                                659,542
                          ==============

     At May 31, 2003, 494,093 options outstanding under the Griffin Stock Option Plan were exerciseable with a weighted average price of $12.29 per share.

     Griffin accounts for stock options under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and has adopted SFAS No. 123 which requires disclosure of the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation and SFAS No. 148 which prescribes a method of disclosure. Griffin did not incur any stock based employee compensation expense under APB No. 25 in the twenty-six weeks ended May 31, 2003 or June 1, 2002. Griffin's results would have been the following pro forma amounts under the method prescribed by SFAS No. 123.

                                                                       For the 13 Weeks Ended,  For the 26 Weeks Ended,
                                                                       -----------------------  -----------------------
                                                                        May 31,        June 1,       May 31,    June 1,
                                                                           2003           2002          2003       2002
                                                                      ---------     ----------    ----------  ---------

Net income (loss), as reported . . . . . . . . . . . . . . . . . . .  $    486      $   1,629     $  (1,166)  $    164
Total stock based employee compensation expense determined
   under fair value based method for all awards, net of tax effects.       (67)          (104)         (132)      (200)
                                                                      ---------     ----------    ----------  ---------
Net income (loss), pro forma (under SFAS No. 123). . . . . . . . . .  $    419      $   1,525     $  (1,298)  $    (36)
                                                                      =========     ==========    ==========  =========

Adjusted net income (loss) for computation of diluted per share
   results, proforma (under SFAS No. 123). . . . . . . . . . . . . .  $    419      $   1,469     $  (1,298)  $    (72)
                                                                      =========     ==========    ==========  =========

Basic net income (loss) per common share, as reported. . . . . . . .  $   0.10      $    0.33     $   (0.24)  $   0.03
Basic net income (loss) per common share, pro forma
      (under SFAS No. 123) . . . . . . . . . . . . . . . . . . . . .  $   0.09      $    0.31     $   (0.27)  $  (0.01)

Diluted net income (loss) per common share, as reported. . . . . . .  $   0.10      $    0.32     $   (0.24)  $   0.03
Diluted net income (loss) per common share, pro forma
      (under SFAS No. 123) . . . . . . . . . . . . . . . . . . . . .  $   0.09      $    0.29     $   (0.27)  $  (0.01)

     The weighted average fair value of each option granted during the twenty-six weeks ended May 31, 2003 and the twenty-six weeks ended June 1, 2002 were $5.79 and $7.15, respectively, estimated as of the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model to calculate the fair value of each option granted: expected volatility of approximately 47% and 46%, respectively; risk free interest rates ranging from 2.43% to 4.77%, respectively; expected option term of 5 years, and no dividend yield for all options issued.

7.     Per Share Results

     Basic and diluted per share results were based on the following:


                                                           For the 13 Weeks Ended,  For the 26 Weeks Ended,
                                                           -----------------------  -----------------------

                                                              May 31,      June 1,      May 31,      June 1,
                                                                 2003         2002         2003         2002
                                                           ----------  -----------  -----------  -----------
Net income (loss) as reported for computation of basic
    per share results . . . . . . . . . . . . . . . . . .  $      486  $    1,629   $   (1,166)  $      164
Adjustment to net income (loss) for assumed exercise of
   options of equity investee (Centaur) . . . . . . . . .           -         (56)           -          (36)
                                                           ----------  -----------  -----------  -----------
Net income (loss) as reported for computation of diluted
    per share results . . . . . . . . . . . . . . . . . .  $      486  $    1,573   $   (1,166)  $      128
                                                           ==========  ===========  ===========  ===========

Weighted average shares outstanding for computation of
   basic per share results. . . . . . . . . . . . . . . .   4,874,000   4,865,000    4,869,000    4,864,000
Incremental shares from assumed exercise of Griffin
   stock options. . . . . . . . . . . . . . . . . . . . .      55,000     126,000            -      110,000
                                                           ----------  -----------  -----------  -----------
Weighted average shares outstanding for computation of
   diluted per share results. . . . . . . . . . . . . . .   4,929,000   4,991,000    4,869,000    4,974,000
                                                           ==========  ===========  ===========  ===========

8.     Supplemental Financial Statement Information

     Other Comprehensive Income

     The Statement of Stockholders' Equity for the twenty-six weeks ended May 31, 2003 includes other comprehensive income of $240, reflecting translation adjustments related to Griffin's equity investment in Centaur.

     Inventories

     Inventories consist of:

                          May 31,   Nov. 30,
                             2003       2002
                        ---------  ---------

Nursery stock. . . . .  $  26,941  $  29,960
Materials and supplies      2,403      1,204
                        ---------  ---------
                        $  29,344  $  31,164
                        =========  =========

     Property and Equipment

     Property and equipment consist of:

                             Estimated      May 31,     Nov. 30,
                           Useful Lives        2003         2002
                          --------------  ----------  ----------
Land and improvements. .                  $   5,126   $   5,075
Buildings. . . . . . . .  10 to 40 years      3,008       2,964
Machinery and equipment.   3 to 20 years     15,251      14,789
                                          ----------  ----------
                                             23,385      22,828
Accumulated depreciation                    (10,914)    (10,314)
                                          ----------  ----------
                                          $  12,471   $  12,514
                                          ==========  ==========

     Griffin incurred capital lease obligations of $76 and $59, respectively, during the twenty-six weeks ended May 31, 2003 and June 1, 2002.

     Real Estate Held for Sale or Lease

     Real estate held for sale or lease consists of:

                                                   May 31, 2003
                                         ---------------------------------
                            Estimated    Held for    Held for
                          Useful Lives     Sale        Lease      Total
                          ------------  ----------  ----------  ----------
Land . . . . . . . . . .                $   1,330   $   4,101   $   5,431
Land improvements. . . .  15 years              -       4,490       4,490
Buildings. . . . . . . .  40 years              -      53,799      53,799
Development costs. . . .                    6,621       5,958      12,579
                                        ----------  ----------  ----------
                                            7,951      68,348      76,299
Accumulated depreciation                       -      (13,543)    (13,543)
                                        ----------  ----------  ----------
                                        $   7,951   $  54,805   $  62,756
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
                                        ==========  ==========  ==========

     Real Estate Joint Venture

     At November 30, 2002, included in other assets was $3,103 for Griffin's 30% interest in a real estate joint venture that owned two office buildings in Griffin Center in Windsor, Connecticut. On December 6, 2002, Griffin acquired the remaining 70% interest in the joint venture for $8.8 million, which is reflected in real estate held for lease at May 31, 2003. Subsequent to the acquisition, Griffin's investment in the joint venture was terminated and its assets and liabilities were reclassified, principally into real estate held for lease.

     Supplemental Cash Flow Information

     In the twenty-six weeks ended May 31, 2003, a deposit of $1,000, made prior to November 30, 2002, was applied to the purchase of the remaining 70% interest in a real estate joint venture.

9.     Commitments and Contingencies

     As of May 31, 2003, Griffin had committed purchase obligations of $3.3 million, including materials and services related to construction by Griffin Land of a new approximately 115,000 square foot industrial/warehouse facility being built on speculation.

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

Results of Operations

     Thirteen Weeks Ended May 31, 2003 Compared to the Thirteen Weeks Ended June 1, 2002

     Net sales and other revenue increased from $19.9 million in the thirteen weeks ended June 1, 2002 (the "2002 second quarter") to $21.9 million in the thirteen weeks ended May 31, 2003 (the "2003 second quarter"). The increase of $2.0 million in net sales and other revenue reflects increases in net sales and other revenue of $1.6 million at Imperial and $0.4 million at Griffin Land.

     Net sales and other revenue at Griffin Land increased from $2.4 million in the 2002 second quarter to $2.8 million in the 2003 second quarter, reflecting an increase of $0.7 million in revenue from Griffin Land's leasing operations, partially offset by a decrease of $0.3 million of revenue from land sales.
There were no land sales in the 2003 second quarter as compared to revenue of $0.3 million from land sales in 2002 second quarter. The increase in revenue from leasing operations was due to (a) $0.5 million from the two office buildings that Griffin Land acquired in December 2002; (b) $0.1 million from increased billings to tenants for services; (c) $0.1 million from leasing space that was vacant in the 2002 second quarter; and (d) $0.1 million from leasing space that was completed and occupied subsequent to the 2002 second quarter, partially offset by the effect of $0.1 million received in the 2002 second quarter from the early termination of two leases. At May 31, 2003, Griffin Land owned 1,013,000 square feet of office and industrial space available for lease, with 885,000 square feet (87%) leased. At June 1, 2002 Griffin Land owned 803,000 square feet of office and industrial space and had a 30% interest in 160,000 square feet of office space, aggregating 963,000 square feet of office and industrial space available for lease, with 807,000 square feet (84%) leased. The increase in the total amount of square feet available reflects the completion of the shell of a 50,000 square foot single story office building in Griffin Center that is not yet leased. The increase in space leased from 807,000 square feet at June 1, 2002 to 885,000 square feet at May 31, 2003 reflects leases which commenced or were entered into in the second half of fiscal 2002. Leasing activity in the industrial and office markets where Griffin Land's properties are located has been relatively slow in the first half of fiscal 2003.

     Net sales and other revenue at Imperial increased from $17.4 million in the 2002 second quarter to $19.0 million in the 2003 second quarter. The increase in net sales reflects a 4% increase in unit sales volume and selling, on average, larger sized plants in the 2003 second quarter as compared to the 2002 second quarter, which have a higher per unit sales price. The increase in sales of larger sized plants reflects changes in Imperial's product mix made over the past several years. Management believes that unfavorable weather conditions in Imperial's markets hampered sales in both the 2003 and 2002 second quarters, which comprise Imperial's peak spring selling season. In the 2003 second quarter, cold weather in March and early April, including snow in some areas, delayed customers taking their initial shipments, and was followed by excessive rain in the latter part of the second quarter throughout a substantial part of Imperial's markets. These factors negatively affected sales, as independent garden centers and wholesale distribution customers did not take shipment of all of the product they had previously ordered. In the 2002 second quarter, net sales were hampered by drought conditions in the Mid-Atlantic area and excessive rain and cold in the Midwest.

     Griffin's consolidated results reflect an operating profit of $1.8 million
in both the 2003 and 2002 second quarters.   Operating profit at Imperial, was
$1.8 million in both the 2003 and 2002 second quarters and Griffin Land had an operating profit of $0.4 million in both the 2003 and 2002 second quarters. Griffin's general corporate expense was $0.4 million in both the 2003 and 2002 second quarters.

     Although overall operating profit at Griffin Land was substantially unchanged in the 2003 second quarter as compared to the 2002 second quarter, operating profit (before depreciation and interest) from Griffin Land's leasing activities increased from $1.3 million in the 2002 second quarter to $1.7 million in the 2003 second quarter. This increase reflects the increased leasing revenue discussed above, partially offset by an increase of $0.3 million in the operating expenses of Griffin Land's buildings, due to expenses of the two office buildings acquired in December 2002. The increase in operating profit (before depreciation and interest) from leasing operations was offset by not having any land sales in the 2003 second quarter as compared to profit from land sales of $0.2 million in the 2002 second quarter and an increase in depreciation expense from $0.6 million in the 2002 second quarter to $0.7 million in the 2003 second quarter, due principally to the office buildings acquired. Selling, general and administrative expenses of Griffin Land were $0.5 million in both the 2003 and 2002 second quarters.

     Operating profit at Imperial of $1.8 million in both the 2003 and 2002 second quarters reflects the increased volume and higher net sales in the 2003 second quarter as compared to the 2002 second quarter, offset by the effect of a lower gross margin on sales in the 2003 second quarter as compared to the 2002 second quarter. Gross margin on sales was 16.2% in the 2003 second quarter as compared to 17.8% in the 2002 second quarter, which included the effect of a $0.4 million charge in cost of goods sold for inventory losses in excess of normal amounts due to disease issues in propagation and the lack of proper development of some of the plants of certain varieties. Excluding the effect of the inventory charge in the 2002 second quarter, Imperial's gross margin on sales would have declined 3.9% in the 2003 second quarter as compared to the 2002 second quarter. The lower gross margin in the 2003 second quarter offset the increase in Imperial's net sales and other revenue, which resulted in Imperial's gross profit being $3.1 million in both the 2003 and 2002 second quarters. The lower gross margin on sales in the 2003 second quarter reflects relatively lower pricing as compared to the 2002 second quarter as a result of difficult market conditions and efforts by Imperial to relieve inventory that was available for sale, but not sold, in fiscal 2002 and, therefore, carried over into the current year. Based on its current sales level, Imperial expects to carry into next year a portion of its inventory that was available for sale in fiscal 2003. Additionally, in the 2003 second quarter, mass merchandiser customers, which generally receive lower pricing through larger volume purchases, comprised a greater percentage of Imperial's total net sales than those customers did in the 2002 second quarter. Imperial's selling, general and administrative expenses were $1.3 million in both the 2003 and 2002 second quarters, but as a percentage of net sales, selling, general and administrative expenses decreased from 7.6% in the 2002 second quarter to 6.8% in the 2003 second quarter.

     Griffin's interest expense increased from $0.4 million in the 2002 second quarter to $0.7 million in the 2003 second quarter. The increase reflects the overall higher amount of borrowings outstanding in the 2003 second quarter as compared to the 2002 second quarter, including the $9.75 million nonrecourse mortgage completed in the 2003 first quarter to finance the acquisition of the 70% interest in two Griffin Center office buildings. Griffin's average amount of debt outstanding in the 2003 second quarter was $42.5 million as compared to $24.5 million in the 2002 second quarter.

     Griffin incurred an equity loss from Centaur of $0.3 million in the 2003 second quarter as compared to equity income of $0.7 million in the 2002 second quarter. The equity loss includes a charge, of which Griffin's allocable share was $0.5 million, to accrue future costs (less expected sublease income) for an operating lease of office space no longer in use by Centaur. Excluding that charge, Centaur's results reflect lower revenue and increased costs and expenses, partially offset by a reduction of Centaur's interest expense as a result of Centaur reducing its debt with the proceeds from the sale of its Lawtel operation in the 2002 third quarter and the effect of discontinuing the amortization of goodwill in the 2003 first quarter as a result of the adoption of SFAS No. 142 (see Note 1 to the financial statements included in Item 1).


     Twenty-six Weeks Ended May 31, 2003 Compared to the Twenty-six Weeks Ended June 1, 2002

     Net sales and other revenue increased from $22.5 million in the twenty-six weeks ended June 1, 2002 (the "2002 six month period") to $25.0 million in the twenty-six weeks ended May 31, 2003 (the "2003 six month period"). The increase of $2.5 million in net sales and other revenue reflects increases of $1.4 million in net sales and other revenue at Griffin Land and $1.1 million at Imperial.

     Net sales and other revenue at Griffin Land increased from $4.3 million in the 2002 six month period to $5.7 million in the 2003 six month period, reflecting an increase of $1.7 million in revenue from Griffin Land's leasing operations, partially offset by a decrease of $0.3 million of revenue from land sales. There were no land sales in the 2003 six month period. The increase in revenue from leasing operations was due to (a) $1.1 million from the two office buildings that Griffin Land acquired in December 2002; (b) $0.3 million from increased billings to tenants for services; (c) $0.1 million from leasing space that was vacant in the 2002 six month period; and (d) $0.3 million for leasing space that was completed and occupied subsequent to the 2002 six month period, partially offset by the effect of $0.1 million received in the 2002 six month period from the early termination of two leases.

     Net sales and other revenue at Imperial increased from $18.2 million in the 2002 six month period to $19.3 million in the 2003 six month period. The increase in net sales reflects a 2% increase in unit sales volume and selling, on average, larger sized plants, which have a higher per unit sales price. The increase in sales of larger sized plants reflects changes in Imperial's product mix made over the past several years. Management believes that net sales in the 2002 and 2003 six month periods, which include Imperial's peak spring selling season, were hampered by unfavorable weather conditions in Imperial's markets, as described above in the analysis of Griffin's results of operations for the thirteen weeks ended May 31, 2003 as compared to the thirteen weeks ended June 1, 2002.

     Griffin's consolidated results reflect an operating profit of $0.3 million in the 2003 six month period and as compared to an operating profit of $0.7 million in the 2002 six month period. Operating profit at Imperial was $0.6 million in the 2003 six month period as compared to operating profit of $0.8 million in the 2002 six month period and Griffin Land had an operating profit of $0.6 million in both the 2003 and 2002 six month periods. Griffin's general corporate expense was $0.9 million in the 2003 six month period as compared to $0.8 million in the 2002 six month period.

     Although overall operating profit at Griffin Land was substantially unchanged in the 2003 six month period as compared to the 2002 six month period, operating profit (before depreciation and interest) from Griffin Land's leasing activities increased from $2.5 million in the 2002 six month period to $3.2 million in the 2003 six month period. This increase reflects the increased revenue from leasing operations discussed above partially offset by an increase of $1.0 million in the operating expenses of Griffin Land's buildings, due principally to expenses of the two office buildings acquired in December 2002. The increase in operating profit (before depreciation and interest) from leasing operations was offset by not having any land sales in the 2003 six month period as compared to land sale profit of $0.2 million in the 2002 six month period. Additionally, Griffin Land had an increase of $0.4 million in depreciation expense from $1.1 million in the 2002 six month period to $1.5 million in the 2003 six month period, due principally to depreciation expense of the office buildings acquired earlier this year and depreciation expense of a building placed in service in the 2002 third quarter. Griffin Land's selling, general and administrative expenses increased by $0.2 million from $0.9 million in the 2002 six month period to $1.1 million in the 2003 six month period, due principally to increased marketing costs.

     Operating profit at Imperial of $0.6 million in the 2003 six month period as compared to $0.8 million in the 2002 six month period reflects a lower gross margin on sales, which more than offset the increased net sales in the 2003 six month period as compared to the 2002 six month period. Gross margins on sales were 16.0% in the 2003 six month period as compared to 17.5% in the 2002 six month period, which included the $0.4 million charge for unsaleable inventory. Excluding the effect of the inventory charge in the 2002 six month period, Imperial's gross margin on sales would have declined 3.7% in the 2003 six month period as compared to the 2002 six month period. The lower margins at Imperial reflect the factors discussed above in the analysis of Griffin's results of operations for the thirteen weeks ended May 31, 2003 as compared to the thirteen weeks ended June 1, 2002. The lower gross margin in the 2003 six month period offset the increase in Imperial's net sales and other revenue, which resulted in Imperial's gross profit being $3.1 million in the 2003 six month period as compared to $3.2 million in the 2002 six month period. Imperial's selling, general and administrative expenses were $2.5 million in the 2003 six month period as compared to $2.4 million in the 2002 six month period and as a percentage of net sales, selling, general and administrative expenses increased from 13.0% in the 2002 six month period to 13.2% in the 2003 six month period.

     Griffin's interest expense increased from $0.8 million in the 2002 six month period to $1.3 million in the 2003 six month period. The increase reflects the overall higher amount of borrowings outstanding in the 2003 six month period as compared to the 2002 six month period, including the $9.75 million nonrecourse mortgage completed in the 2003 first quarter to finance the acquisition of the 70% interest in two Griffin Center office buildings. Griffin's average amount of debt outstanding in the 2002 six month period was $38.5 million as compared to $21.7 million in the 2002 six month period.

     Griffin incurred an equity loss from Centaur of $0.6 million in the 2003 six month period as compared to equity income of $0.2 million in the 2002 six month period. The equity loss from Centaur includes the charge for future costs of a lease for office space no longer being used. Centaur's operating results have been hampered by the weakened advertising market in the United Kingdom, and their increase in net sales and other revenue was more than offset by higher costs and expenses. Centaur's interest expense in the 2003 six month period was lower than the 2002 six month period as a result of Centaur reducing its debt with the proceeds from the sale of its Lawtel operation in the 2002 third quarter. Centaur's results also reflect the effect of discontinuing the amortization of goodwill in fiscal 2003 as a result of the adoption of SFAS No. 142 (see Note 1 to the financial statements included in Item 1).

Liquidity and Capital Resources

     In the 2003 six month period, cash used in operating activities was $7.5 million as compared to $6.7 million of cash used in operating activities in the 2002 six month period. The lower operating results (excluding the equity results from Centaur) in the 2003 six month period, as compared to the 2002 six month period, and the increase of cash used for working capital was partially offset by the effect of higher depreciation in the 2003 six month period. The higher depreciation was due to the increase in Griffin Land's real estate holdings, including the acquisition of two office buildings (see below). Operating cash flow from Imperial, previously anticipated to be generated from the reduction of Imperial's inventories this year, will be less than expected.

     Cash used in investing activities of $9.8 million in the 2003 six month period includes $9.4 million for additions to real estate held for sale or lease and $0.4 million for additions to property and equipment. The additions to Griffin Land's real estate assets principally reflect the acquisition of the remaining 70% interest in two office buildings aggregating approximately 160,000 square feet in which Griffin Land held a 30% interest and the start of construction of an approximately 115,000 square foot facility in the New England Tradeport being built on speculation. A deposit of $1.0 million, made prior to the end of fiscal 2002, was applied against the purchase price of the buildings acquired. The $0.4 million of additions to property and equipment in the 2003 six month period principally reflects the completion of the expansion of Imperial's northern Florida growing operation that had been ongoing during the past three years. Imperial's capital expenditures, which have averaged $3.0 million over the past three fiscal years due principally to the expansion of its facilities, are expected to be less than $1.5 million in fiscal 2003.


     Net cash provided by financing activities of $17.4 million in the 2003 six month period includes the completion of a $9.75 million nonrecourse mortgage on the two office buildings that Griffin Land acquired in December 2002. Additionally, borrowings under Griffin's revolving credit agreement (the "2002 Credit Agreement") with Fleet Bank increased by $8.0 million from $4.2 million at November 30, 2002 to $12.2 million at May 31, 2003. Borrowings were used to finance working capital requirements of Griffin's businesses, particularly Imperial, which, because of the highly seasonal nature of its business, uses more cash in the first half of the year. On May 22, 2003 Griffin entered into an amendment agreement with Fleet providing for an increase of the commitment under the 2002 Credit Agreement from $14.1 million to $20.5 million. The additional commitment amount is collateralized by certain of Griffin Land's real estate holdings.

      In the 2003 six month period, Griffin Land started construction of the shell of an approximately 115,000 square foot facility in the New England Tradeport. This facility is being built on speculation and is expected to require approximately $4.0 million in fiscal 2003. Additional investment will be required to complete the interior of this new building and the interior of the 50,000 square foot office building in Griffin Center that was completed at the end of fiscal 2002. The buildout of the interiors of these buildings will be started when leases are obtained. Improvements to be made through the balance of fiscal 2003 to the infrastructures at Griffin Center and the New England Tradeport are expected to be approximately $0.5 million. Periodically, additional investment in existing buildings is required for new and renewal leases. Griffin Land is also continuing to seek approvals for its proposed residential developments in Simsbury and Suffield, Connecticut and will continue to seek completion of the sale of the remaining development rights of its Walden Woods residential development in Windsor, Connecticut. Griffin does not expect to receive any cash from its residential subdivisions this year.

     Griffin's payments (including principal and interest) under contractual obligations as of May 31, 2003 are as follows:

                                      Due Within   Due From   Due From    Due in More
                               Total   One Year    1-3 Years  3-5 Years  Than 5 Years
                              ------  ----------  ----------  ---------  ------------
                                                  (in millions)
Mortgages. . . . . . . . . .  $ 51.9  $      2.8  $      5.7  $     5.6  $       37.8
2002 Credit Agreement (a). .    12.2         0.0        12.2        0.0           0.0
Capital Lease Obligations. .     0.5         0.3         0.2        0.0           0.0
Operating Lease Obligations.     0.9         0.2         0.3        0.3           0.1
Purchase Obligations (b) . .     3.3         3.0         0.1        0.1           0.1
Other. . . . . . . . . . . .     0.9         0.0         0.0        0.0           0.9
                              ------  ----------  ----------  ---------  ------------
                              $ 69.7  $      6.3  $     18.5  $     6.0  $       38.9
                              ======  ==========  ==========  =========  ============


     (a) Reflects the amount outstanding for the 2002 Credit Agreement as of May 31, 2003. Due to the variable interest rate on this debt, interest for future periods is not included above.


     (b) Includes commitments made as of May 31, 2003 for the purchase of services and materials for an approximately 115,000 square foot building that is currently under construction.

     Management believes that in the near term, based on the current level of operations and anticipated growth, borrowings available under the 2002 Credit Agreement, as amended, and cash generated from operations will be sufficient to finance Griffin's working capital requirements and meet Griffin's debt service obligations. Some additional financing may be required for development of Griffin's real estate assets, including expenditures related to new and renewal leases. Over the intermediate and long term, additional mortgage placements, construction financing or additional bank credit facilities are expected to be required to fund capital projects.

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

     For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $12.2 million of variable rate debt outstanding at May 31, 2003.

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

Items 2 and 3 are not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  Annual Meeting of Stockholders: May 16, 2003

     (b)  The following were elected as Directors at the Annual Meeting

     (c)(i)    1)   Mr. Winston J. Churchill, Jr. was elected a Director for
                    2003 with 4,768,439 votes in favor, 5,879 withheld, and 102,598 not voting.
               2)   Mr. Edgar M. Cullman was elected a Director for 2003 with
                    4,768,301 votes in favor, 6,017 withheld, and 102,598 not voting.
               3)   Mr. Frederick M. Danziger was elected a Director for 2003
                    with 4,768,406 votes in favor, 5,912 withheld, and 102,598 not voting.
               4)   Mr. John L. Ernst was elected a Director for 2003 with
                    4,768,339 votes in favor, 5,979 withheld, and 102,598 not voting.
               5)   Mr. Thomas C. Israel was elected a Director for 2003 with
                    4,768,439 votes in favor, 5,879 withheld, and 102,598 not voting.
               6)   Mr. David F. Stein was elected a Director for 2003 with
                    4,768,439 votes in favor, 5,879 withheld, and 102,598 not voting.

        (ii) The authorization of the selection of PricewaterhouseCoopers LLP as independent accountants for 2003 was approved with 4,764,671 votes in favor, 7,740 opposed, and 104,505 not voting.

Item 5 is not applicable

Item 6.     Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit No.                           Description
        -----------  -----------------------------------------------------------

        10.26 Third Amendment Agreement dated as of May 22, 2003 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002.

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  (1)    On December 6, 2002, Griffin filed Form 8-K to report the
                 completion of the acquisition of the 70% interest in two office buildings in which Griffin had previously held a 30% interest.

          (2) On December 17, 2002, Griffin filed Form 8-K to report the completion of a nonrecourse mortgage loan.

          (3) On February 14, 2003, Griffin filed Form 8-K to announce its 2002 fourth quarter and full year results of operations.

          (4) On April 10, 2003, Griffin filed Form 8-K to report its 2003 first quarter results of operations.

          (5) On May 28, 2003, Griffin filed Form 8-K to report the completion of the third amendment to its revolving credit agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GRIFFIN LAND & NURSERIES, INC.


                                                       /s/ Frederick M. Danziger
                                                      --------------------------
Date:  July 14, 2003                                       Frederick M. Danziger
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                                           /s/ Anthony J. Galici
                                                           ---------------------
Date:  July 14, 2003                                         Anthony  J.  Galici
                                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                   AND SECRETARY

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


Date:  July 14, 2003                                   /S/ Frederick M. Danziger
                                                       -------------------------
                                                           Frederick M. Danziger
                                           President and Chief Executive Officer

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


Date:  July 14, 2003                                       /S/ Anthony J. Galici
                                                           ---------------------
                                                               Anthony J. Galici
                                     Vice President, Chief Financial Officer and
                                     Secretary


EXHIBITS

                                                  Exhibit 10.26

                            THIRD AMENDMENT AGREEMENT
                            -------------------------
     THIRD AMENDMENT AGREEMENT (this "AMENDMENT AGREEMENT") dated as of May 22, 2003 by and between Griffin Land & Nurseries, Inc. (the "BORROWER") and Fleet National Bank (the "BANK"), amending a certain Credit Agreement dated as of February 8, 2002 between the Borrower and the Bank, as amended by that certain Amendment Agreement dated as of August 31, 2002 and that certain Second
Amendment Agreement dated as of January 31, 2003 (as amended, the "CREDIT AGREEMENT").
                              W I T N E S S E T H:
     WHEREAS, pursuant to the terms of the Credit Agreement, the Bank has made and continues to make loans to the Borrower; and
     WHEREAS, the Borrower has requested, among other things, that the Bank amend certain terms and conditions of the Credit Agreement; and WHEREAS, the Bank is willing to amend certain terms and conditions of the Credit Agreement on the terms and conditions set forth herein.
NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:
 1.     DEFINITIONS.
       Capitalized terms used herein without definition that are defined in the Credit Agreement shall have the same meanings herein as therein.
 2.     RATIFICATION  OF  EXISTING  AGREEMENTS.
       All of the Borrower's obligations and liabilities to the Bank as evidenced by or otherwise arising under the Credit Agreement, the Note and the other Loan Documents, except as otherwise expressly modified in this Amendment Agreement upon the terms set forth herein, are, by the Borrower's execution of this Amendment Agreement, ratified and confirmed in all respects. In addition, by the Borrower's execution of this Amendment Agreement, the Borrower represents and warrants that no counterclaim, right of set-off or defense of any kind exists or is outstanding as of the date hereof with respect to such obligations and liabilities.
 3.     REPRESENTATIONS  AND  WARRANTIES.
       The Borrower hereby represents and warrants to the Bank that all of the representations and warranties made by the Borrower and the Guarantors in the Credit Agreement, the Note and the other Loan Documents are true and correct on the date hereof as if made on and as of the date hereof, except to the extent that any of such representations and warranties expressly relate by their terms to a prior date and for matters previously disclosed to the Bank in writing.
 4.     CONDITIONS  PRECEDENT.
        The effectiveness of the amendments contemplated hereby shall be subject to the satisfaction on or before the date hereof of each of the following conditions precedent:
(a) Representations and Warranties. All of the representations and warranties made by the Borrower herein, whether directly or incorporated by reference, shall be true and correct on the date hereof, except as provided in 3 hereof.
(b) Performance; No Event of Default. The Borrower shall have performed and complied in all material respects with all terms and conditions herein required to be performed or complied with by it prior to or at the time hereof, and there shall exist no Event of Default or condition which, with either or both the giving of notice of the lapse of time, would result in an Event of Default upon the execution and delivery of this Amendment Agreement.
(c) Corporate Action. All requisite corporate action necessary for the valid execution, delivery and performance by the Borrower and the Guarantors of this Amendment Agreement and all other instruments and documents delivered by the Borrower and the Guarantors in connection therewith shall have been duly and effectively taken.
(d) Delivery. The relevant parties hereto shall have executed and delivered this Amendment Agreement, the Amended and Restated Revolving Credit Note, the new Mortgage, the new Assignment of Leases and Rents and the new Environmental Indemnity Agreement, each in form and substance satisfactory to the Bank.
(e) Fees and Expenses. The Borrower shall have paid to the Bank an amendment fee in the amount of $26,000. The Borrower shall also have paid to the Bank all fees and expenses incurred by the Bank in connection with this Amendment Agreement, the Credit Agreement or the other Loan Documents on or prior to the date hereof.
 5.     AMENDMENTS  TO  THE  CREDIT  AGREEMENT.
 5.1.     AMENDMENT  TO  1.
     The definition of the "COMMITMENT" appearing in Section 1 of the Credit Agreement is hereby amended by deleting the "$19,380,000" in the third line of such definition and substituting "$20,508,000" therefor.
 5.2.     AMENDMENT  TO  1.
     The  second  sentence  of  the definition of the term "EBITDA" appearing in
Section 1 of the Credit Agreement is hereby amended in its entirety to read as follows:
     For the purpose of calculating the Fixed Charge Coverage Ratio only, (x) any operating income from any Real Estate owned by the Borrower or any of its Subsidiaries which is encumbered by a Non-Recourse Mortgage as to which no default exists at the time that the Fixed Charge Coverage Ratio is being determined and which is Cash Flow Positive for the fiscal period as to which the Fixed Charge Coverage Ratio is being determined shall be excluded from the calculation of "EBITDA" up to and including the amount necessary to satisfy the corresponding debt service for the relevant period in respect of the Indebtedness incurred by the Borrower or such Subsidiary which is secured by such Non-Recourse Mortgage (including all principal and interest) and (y) any write-off of inventory up to an amount equal to $400,000 for the fiscal quarter ending June 1, 2002, up to an amount equal to $930,000 for the fiscal quarter ended August 31, 2002 and up to an amount equal to $510,000 for the fiscal quarter ended November 30, 2002 shall be excluded from the calculation of "EBITDA" so long as the Occupancy Condition is being met.
 5.3.     AMENDMENT  TO  1.
     The following definitions appearing in Section 1 of the Credit Agreement are hereby amended in their entirety to read as follows:
     Assignment of Leases and Rents. Collectively, the Assignment to Leases and Rents dated or to be dated on or prior to the Closing Date from the Borrower to the Bank and the Assignment of Leases and Rents, dated or to be dated on or prior to the Third Amendment Date from River Bend to the Bank, and each in form and substance satisfactory to the Bank.
     Environmental Indemnity Agreements. Collectively, the Environmental Indemnity Agreement dated or to be dated on or prior to the Closing Date from the Borrower to the Bank and the Environmental Indemnity Agreement, dated or to be dated on or prior to the Third Amendment Date from River Bend to the Bank, and each in form and substance satisfactory to the Bank.
     Mortgages. Collectively, the Open-End Mortgage and Security Agreement, dated or to be dated on or prior to the Closing Date from the Borrower to the Bank and the Open-End Mortgage and Security Agreement, dated or to be dated on or prior to the Third Amendment Date from River Bend to the Bank with respect to the fee interests of the Borrower and River Bend, respectively, and each in form and substance satisfactory to the Bank.
     Occupancy Condition. The period during which the Real Estate that serves as the Collateral (other than the Real Estate located at 21 Griffin Road North, Windsor, Connecticut and any Real Estate serving as Collateral without buildings or improvements thereon) maintains an aggregate occupancy rate in respect of leases entered into at market rates with parties other than Borrower or any of its Subsidiaries (but including space occupied by the Borrower of not more than 4,548 square feet) of sixty-five percent (65%) or more calculated on the basis of square footage.
 5.4.     AMENDMENT  TO  1.
     The following new definition is hereby added to Section 1 of the Credit Agreement in its proper alphabetical order to read as follows:
     "Third  Amendment  Date.  May  22,  2003."
 5.5.     AMENDMENT  TO  2.4.
     Section 2.4 of the Credit Agreement is hereby amended by deleting "$19,380,000" from the second line of such Section and substituting
"$20,508,000" therefor and by deleting "Closing Date" from the third line of such Section and substituting "Third Amendment Date" therefor.
 5.6.     AMENDMENT  TO  SCHEDULE  1.
     Schedule 1 of the Credit Agreement is hereby amended in its entirety as set forth on Schedule 1 attached hereto and made a part hereof.
 6.     ADDITIONAL  COVENANTS.
       Without any prejudice or impairment whatsoever to any of the Bank's rights and remedies contained in the Credit Agreement and the covenants contained therein, the Note or in any of the other Loan Documents, the Borrower additionally covenants and agrees with the Bank that the Borrower shall comply and continue to comply with all of the terms, covenants and provisions contained in the Credit Agreement, the Note and the other Loan Documents, except as such terms, covenants and provisions are expressly modified by this Amendment Agreement upon the terms set forth herein. The Borrower expressly acknowledges and agrees that any failure by the Borrower to comply with the terms and conditions of this 6 or any other provisions contained in this Amendment
Agreement  shall  constitute  an  Event  of  Default under the Credit Agreement.
 7.     EXPENSES.
       The Borrower agrees to pay to the Bank upon demand an amount equal to any and all out-of-pocket costs or expenses (including reasonable legal fees and disbursements and appraisal expenses) incurred or sustained by the Bank in connection with the preparation of this Amendment Agreement.
 8.     MISCELLANEOUS.
(a) This Amendment Agreement shall be governed by and construed in accordance with the laws of the State of Connecticut.
(b) Except as otherwise expressly provided by this Amendment Agreement, all of the respective terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment Agreement and the Credit Agreement be read and construed as one instrument, and all references in the Loan Documents to the Credit Agreement shall hereafter refer to the Credit Agreement, as amended by this Amendment Agreement.

     IN WITNESS WHEREOF, each of the parties hereto have caused this Agreement to be executed in its name and behalf by its duly authorized officer as of the date first written above.

FLEET  NATIONAL  BANK


By: /S/ Matthew Hummel

Title: Senior Vice President

GRIFFIN LAND & NURSERIES, INC.


By:/S/ Anthony J. Galici
Title: Vice President and Secretary


Each of the undersigned Guarantors acknowledges and accepts the foregoing and ratifies and confirms its obligations under its respective Guaranty:

IMPERIAL NURSERIES, INC.


By:/S/ Anthony J. Galici

Its Senior Vice President

RIVER BEND ASSOCIATES, INC.


By:/S/ Anthony J. Galici

Its Vice President


                                                  Exhibit 99.1

                                  CERTIFICATION
                   PURSUANT TO 18 UNITED STATES CODE SS. 1350

     The undersigned hereby certifies that to his knowledge the quarterly report of Griffin Land & Nurseries, Inc. (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                              /s/ FREDERICK M. DANZIGER
                              -------------------------
                              Frederick M. Danziger
                              President and Chief Executive Officer
                              July 14, 2003


                                                  Exhibit 99.2

                                  CERTIFICATION
                   PURSUANT TO 18 UNITED STATES CODE SS. 1350

     The undersigned hereby certifies that to his knowledge the quarterly report of Griffin Land & Nurseries, Inc. (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                              /s/ ANTHONY J. GALICI
                              ---------------------
                              Anthony J. Galici
                              Vice President, Chief Financial Officer
                              July 14, 2003