Form 10-Q
period 2003-08-30
GRIFFIN LAND & NURSERIES INC
filed 2003-10-17
CIK 1037390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report

Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the 13 Weeks Ended	Commission File No.
August 30, 2003	0-29288

GRIFFIN LAND & NURSERIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0868496
(state or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Rockefeller Plaza, New York, New York, 10020
(Address of principal executive offices)

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

Yes   ☒      No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes   ☐      No    ☒

Number of shares of Common Stock outstanding at October 10, 2003: 4,876,916

GRIFFIN LAND & NURSERIES, INC.

Form 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.

Consolidated Statement of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Aug. 30, 2003	Aug. 31, 2002	Aug. 30, 2003	Aug. 31, 2002
Net sales and other revenue	$7,452	$5,973	$32,416	$28,475
Cost of goods sold	6,628	5,719	26,702	23,396
Selling, general and administrative expenses	2,147	2,048	6,692	6,208
Operating loss	(1,323)	(1,794)	(978)	(1,129)
Interest expense	(648)	(405)	(1,959)	(1,189)
Interest income	6	6	23	19
Loss before income tax benefit	(1,965)	(2,193)	(2,914)	(2,299)
Income tax benefit	(702)	(795)	(1,043)	(828)
Loss before equity investment	(1,263)	(1,398)	(1,871)	(1,471)
Income (loss) from equity investment	77	2,897	(481)	3,134
Net (loss) income	$(1,186)	$1,499	$(2,352)	$1,663

Basic net (loss) income per common share	$(0.24)	$0.31	$(0.48)	$0.34
Diluted net (loss) income per common share	$(0.25)	$0.26	$(0.48)	$0.29

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.

Consolidated Balance Sheet

(dollars in thousands, except per share data)

	Aug. 30, 2003	Nov. 30, 2002
	(unaudited)
ASSETS
Current Assets
Cash	$18	$24
Accounts receivable, less allowance of $239 and $129	4,374	1,999
Inventories	30,324	31,164
Deferred income taxes	2,356	2,110
Other current assets	3,368	3,473
Total current assets	40,440	38,770
Real estate held for sale or lease, net	63,700	50,546
Investment in Centaur Communications, Ltd.	19,880	20,279
Property and equipment, net	12,161	12,514
Other assets	7,524	10,847
Total assets	$143,705	$132,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,659	$3,939
Long-term debt due within one year	713	540
Total current liabilities	5,372	4,479
Long-term debt	38,888	26,007
Deferred income taxes	863	1,906
Other noncurrent liabilities	1,362	1,094
Total liabilities	46,485	33,486

Commitments and contingencies

Common stock, par value $0.01 per share, 10,000,000 shares authorized, 4,876,916 and 4,864,916 shares issued and outstanding, respectively	49	49
Additional paid-in capital	93,608	93,588
Retained earnings	3,609	5,961
Accumulated other comprehensive loss	(46)	(128)
Total stockholders’ equity	97,220	99,470
Total liabilities and stockholders’ equity	$143,705	$132,956

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.

Consolidated Statement of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 1, 2001	4,862,704	$49	$93,584	$3,036	$247	$96,916

Exercise of stock options	2,212	—	4	—	—	4

Net income	—	—	—	1,663	—	1,663

Other comprehensive loss	—	—	—	—	(486)	(486)

Balance at August 31, 2002	4,864,916	$49	$93,588	$4,699	$(239)	$98,097

Balance at November 30, 2002	4,864,916	$49	$93,588	$5,961	$(128)	$99,470

Exercise of stock options	12,000	—	20	—	—	20

Net loss	—	—	—	(2,352)	—	(2,352)

Other comprehensive income	—	—	—	—	82	82

Balance at August 30, 2003	4,876,916	$49	$93,608	$3,609	$(46)	$97,220

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.

Consolidated Statement of Cash Flows

(dollars in thousands)

(unaudited)

	For the 39 Weeks Ended,
	Aug. 30, 2003	Aug. 31, 2002
Operating activities:
Net (loss) income	$(2,352)	$1,663
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,349	2,434
Loss (income) from equity investment	481	(3,134)
Deferred income taxes	(1,289)	—
Changes in assets and liabilities:
Accounts receivable	(2,452)	(2,189)
Inventories	840	494
Other current assets	(801)	(1,847)
Accounts payable and accrued liabilities	712	(812)
Income tax refunds, net	1,048	53
Other, net	392	49
Net cash used in operating activities	(72)	(3,289)

Investing activities:
Acquisition of 70% interest in real estate joint venture, net of cash acquired	(7,702)	—
Additions to real estate held for sale or lease	(4,527)	(1,842)
Additions to property and equipment	(614)	(1,660)
Other, net	—	(145)
Net cash used in investing activities	(12,843)	(3,647)

Financing activities:
Increase in debt	13,475	7,700
Payments of debt	(520)	(763)
Other, net	(46)	—
Net cash provided by financing activities	12,909	6,937
Net (decrease) increase in cash and cash equivalents	(6)	1
Cash and cash equivalents at beginning of period	24	23
Cash and cash equivalents at end of period	$18	$24

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.       Basis of Presentation

The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited 2002 Financial Statements included in the Report on Form 10-K as filed with the Securities and Exchange Commission on February 28, 2003, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

At the beginning of fiscal 2003, Griffin adopted SFAS No. 142 “Goodwill and Other Intangible Assets.”  Under the provisions of SFAS No. 142, goodwill is no longer amortized, but is subject to a periodic test for impairment based upon fair values.  Accordingly, there is no amortization of goodwill included in Griffin’s results from its equity investment in Centaur Communications, Ltd. (“Centaur”) for the thirteen and thirty-nine weeks ended August 30, 2003.  Griffin did not incur a charge for impairment upon the adoption of SFAS No. 142.  Griffin’s results from its equity investment in Centaur for the thirty-nine weeks ended August 31, 2002 would have increased approximately $0.2 million from the elimination of goodwill amortization.

The results of operations for the thirteen and thirty-nine weeks ended August 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.       Recent Accounting Pronouncements

In the 2003 first quarter, SFAS No. 143 “Accounting For Asset Retirement Obligations,” SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 145 “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” became effective for Griffin.  There is no impact on Griffin’s financial statements from these new standards at this time.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statement No. 5, Accounting for Contingencies),” (“Fin No. 45”).  Fin No. 45 requires guarantors to recognize a liability for the fair value of an obligation it assumes under a guarantee and requires certain disclosures related to guarantees.  The provisions for initial recognition and measurement of guarantees under Fin No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of Fin No. 45 were effective for Griffin in the first quarter of fiscal 2003.  The adoption of Fin No. 45 did not have an impact on Griffin’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires enhanced disclosure of information on stock-based compensation in annual and interim financial statements.  SFAS No. 148 was effective for Griffin in the first quarter of fiscal 2003.  Management has not changed its method of accounting for stock-based compensation, but has included the required enhanced disclosure in Note 6.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements),” (“Fin No. 46”).  Fin No. 46 requires existing unconsolidated variable interest entities to be included in the consolidated financial statements of a business enterprise if the primary beneficiaries of the variable interest entities do not effectively disperse risk among all parties involved.  The requirements of Fin No. 46 were effective for Griffin in the 2003 first quarter.  The adoption of Fin No. 46 did not have an impact on Griffin’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for derivative contracts entered into or modified after June 30, 2003.  Griffin does not currently have any derivative instruments and management.  This new standard did not have an impact on Griffin’s financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This new standard requires an issuer to classify certain financial instruments as liabilities or, in some instances, assets.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  This new standard did not have an impact on Griffin’s financial statements.

3.       Industry Segment Information

Griffin’s reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

Griffin’s industry segment information is as follows:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Aug. 30, 2003	Aug. 31, 2002	Aug. 30, 2003	Aug. 31, 2002
Net sales and other revenue
Landscape nursery product sales	$4,640	$3,842	$23,956	$22,035
Real estate sales and rental revenue	2,812	2,131	8,460	6,440
	$7,452	$5,973	$32,416	$28,475
Operating profit (loss)
Landscape nursery	$(1,263)	$(1,616)	$(707)	$(789)
Real estate	438	181	1,079	833
Industry segment totals	(825)	(1,435)	372	44
General corporate expense	(498)	(359)	(1,350)	(1,173)
Interest expense, net	(642)	(399)	(1,936)	(1,170)
Loss before income taxes	$(1,965)	$(2,193)	$(2,914)	$(2,299)

	Aug. 30, 2003	Nov. 30, 2002
Identifiable assets
Landscape nursery	$51,170	$50,306
Real estate	69,779	58,431
Industry segment totals	120,949	108,737
General corporate (consists primarily of investments)	22,756	24,219
	$143,705	$132,956

See Note 4 for information on Griffin’s equity investment in Centaur, a corporate investee not associated with either business segment.

4.       Equity Investment

Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur under the equity method of accounting for investments. Centaur reports on a June 30 fiscal year.  The unaudited summarized financial data of Centaur presented below were derived from consolidated financial information of Centaur for the nine month periods ended August 31, 2003 and August 31, 2002.  Griffin’s equity income from Centaur for the thirty-nine weeks ended August 31, 2002 includes $432 for amortization of the excess cost of Griffin’s investment over the book value of its equity in Centaur (representing publishing rights and goodwill).  The thirty-nine weeks ended August 31, 2002 also include a gain on the sale by Centaur of its Lawtel operation, of which Griffin’s allocable share was $8.4 million.  The gain is included as a discontinued operation in the summarized financial information of Centaur as summarized below.  Griffin’s equity loss from Centaur for the thirty-nine weeks ended August 30, 2003 includes $276 for amortization of publishing rights.  Griffin’s equity loss from Centaur also reflects adjustments necessary to present Centaur’s results for the nine month periods in accordance with generally accepted accounting principles in the United States of America.

	Nine Months Ended,
	Aug. 31, 2003	Aug. 31, 2002
Net sales	$70,916	$68,061
Costs and expenses	69,379	81,457
Operating income (loss)	1,537	(13,396)
Nonoperating expenses	(2,674)	(2,082)
Pretax loss	(1,137)	(15,478)
Income tax benefit	(552)	(1,833)
Loss from continuing operations	(585)	(13,645)
Discontinued operations:
Income from discontinued operations, net of tax	—	45
Gain on sale of discontinued operations, net of tax	—	23,736
Total income from discontinued operations	—	23,781
Net (loss) income	$(585)	$10,136

	As of
	Aug. 31, 2003	Nov. 30, 2002
Current assets	$21,568	$19,895
Intangible assets	6,135	5,955
Other noncurrent assets	10,091	11,380
Total assets	$37,794	$37,230

Current liabilities	$24,946	$23,893
Other noncurrent liabilities	2,700	2,710
Total liabilities	27,646	26,603
Stockholders’ equity	10,148	10,627
Total liabilities and stockholders’ equity	$37,794	$37,230

5.       Long-Term Debt

Long-term debt includes:

	Aug. 30, 2003	Nov. 30, 2002
Nonrecourse mortgages:
8.54% due July 1, 2009	$7,932	$7,983
6.08% due January 1, 2013	9,652	—
8.13% due April 1, 2016	6,059	6,172
7.0% due October 1, 2017	7,568	7,656
Total nonrecourse mortgages	31,211	21,811
2002 Credit Agreement	7,975	4,250
Capital leases	415	486
Total	39,601	26,547
Less: due within one year	713	540
Total long-term debt	$38,888	$26,007

On December 17, 2002, Griffin completed a $9.75 million nonrecourse mortgage of two office buildings. Proceeds of the mortgage were used to finance Griffin’s $8.7 million acquisition, completed on December 6, 2002, of a 70% interest in those buildings. Griffin previously held the remaining 30% interest in those buildings.  The mortgage has a 6.08% rate and a term of ten years, with payments based on a twenty-five year amortization period.

On February 8, 2002, Griffin entered into a revolving credit agreement (the “2002 Credit Agreement”) with Fleet National Bank (“Fleet”).  The amount outstanding under the 2002 Credit Agreement at August 30, 2003 had a weighted average interest rate of 3.61%.  On May 22, 2003, the 2002 Credit Agreement was amended to provide for an increase of the commitment amount from $14.1 million to $20.5 million.  The 2002 Credit Agreement is collateralized by certain of Griffin’s real estate assets and includes financial covenants with respect to Griffin’s fixed charge coverage (as defined), net worth and leverage.

At August 30, 2003, Griffin was not in compliance with the fixed charge coverage covenant of the 2002 Credit Agreement.  Griffin has received a commitment from Fleet to further amend the 2002 Credit Agreement, which will include a waiver of the fixed charge coverage covenant as of August 30, 2003.  Additionally, the new amendment will require Griffin to pledge the accounts receivable and inventory of Imperial as additional collateral for the 2002 Credit Agreement, and Griffin will be required to raise a minimum of $15 million of debt and/or equity financing by April 1, 2004.  The amendment and waiver are subject to completion of definitive documentation.

At August 30, 2003 and November 30, 2002, the fair values of Griffin’s mortgages were $32.1 million and $23.9 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral. Management believes that because of variable interest rates, the amounts included on Griffin’s balance sheet for the 2002 Credit Agreement at August 30, 2003 and November 30, 2002 reflect their fair values.

6.       Stock Options

Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”) is summarized as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 30, 2002	656,078	$12.37
Granted	16,164	12.75
Exercised	(12,000)	1.69
Cancelled	(700)	13.07
Outstanding at August 30, 2003	659,542	$12.57

Number of option holders at August 30, 2003	28

Range of Exercise Prices	Outstanding at Aug. 30, 2003	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
Under $3.00	20,223	$1.79	1.2
$3.00-$11.00	100,172	7.52	2.5
Over $11.00	539,147	13.91	5.4
	659,542

At August 30, 2003, 494,093 options outstanding under the Griffin Stock Option Plan were exercisable with a weighted average price of $12.29 per share.

Griffin accounts for stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and has adopted SFAS No. 123 which requires disclosure of the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation and SFAS No. 148 which prescribes a method of disclosure.  Griffin did not incur any stock based employee compensation expense under APB No. 25 in the thirty-nine weeks ended August 30, 2003 or August 31, 2002.  Griffin’s results would have been the following pro forma amounts under the method prescribed by SFAS No. 123.

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Aug. 30, 2003	Aug. 31, 2002	Aug. 30, 2003	Aug. 31, 2002
Net (loss) income, as reported	$(1,186)	$1,499	$(2,352)	$1,663
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(67)	(79)	(199)	(279)
Net (loss) income, pro forma (under SFAS No. 123)	$(1,253)	$1,420	$(2,551)	$1,384

Adjusted net (loss) income for computation of diluted per share results, proforma (under SFAS No. 123)	$(1,264)	$1,225	$(2,551)	$1,152

Basic net (loss) income per common share, as reported	$(0.24)	$0.31	$(0.48)	$0.34
Basic net (loss) income per common share, pro forma (under SFAS No. 123)	$(0.26)	$0.29	$(0.52)	$0.28

Diluted net (loss) income per common share, as reported	$(0.25)	$0.26	$(0.48)	$0.29
Diluted net (loss) income per common share, pro forma (under SFAS No. 123)	$(0.26)	$0.25	$(0.52)	$0.23

The weighted average fair value of each option granted during the thirty-nine weeks ended August 30, 2003 and the thirty-nine weeks ended August 31, 2002 were $5.79 and $7.15, respectively, estimated as of the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model to calculate the fair value of each option granted: expected volatility of approximately 47% and 46%, respectively; risk free interest rates ranging from 2.43% to 4.77%, respectively; expected option term of 5 years; and no dividend yield for all options issued.

7.       Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Aug. 30, 2003	Aug. 31, 2002	Aug. 30, 2003	Aug. 31, 2002

Net (loss) income as reported for computation of basic per share results	$(1,186)	$1,499	$(2,352)	$1,663
Adjustment to net (loss) income for assumed exercise of options of equity investee (Centaur)	(11)	(195)	—	(232)
Net (loss) income as reported for computation of diluted per share results	$(1,197)	$1,304	$(2,352)	$1,431

Weighted average shares outstanding for computation of basic per share results	4,877,000	4,865,000	4,872,000	4,864,000
Incremental shares from assumed exercise of Griffin stock options	—	101,000	—	107,000
Weighted average shares outstanding for computation of diluted per share results	4,877,000	4,966,000	4,872,000	4,971,000

8.       Supplemental Financial Statement Information

Other Comprehensive Income

The Statement of Stockholders’ Equity for the thirty-nine weeks ended August 30, 2003 includes other comprehensive income of $82, reflecting translation adjustments related to Griffin’s equity investment in Centaur.

Inventories

Inventories consist of:

	Aug. 30, 2003	Nov. 30, 2002

Nursery stock	$28,670	$29,960
Materials and supplies	1,654	1,204
	$30,324	$31,164

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	Aug. 30, 2003	Nov. 30, 2002
Land and improvements		$5,061	$5,075
Buildings	10 to 40 years	3,008	2,964
Machinery and equipment	3 to 20 years	15,219	14,789
		23,288	22,828
Accumulated depreciation		(11,127)	(10,314)
		$12,161	$12,514

Griffin incurred capital lease obligations of $99 and $67, respectively, during the thirty-nine weeks ended August 30, 2003 and August 31, 2002.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		August 30, 2003
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,330	$4,101	$5,431
Land improvements	15 years	—	4,490	4,490
Buildings	40 years	—	53,016	53,016
Development costs		6,728	8,195	14,923
		8,058	69,802	77,860
Accumulated depreciation		—	(14,160)	(14,160)
		$8,058	$55,642	$63,700

		November 30, 2002
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,330	$3,097	$4,427
Land improvements	15 years	—	3,978	3,978
Buildings	40 years	—	40,482	40,482
Development costs		6,374	7,540	13,914
		7,704	55,097	62,801
Accumulated depreciation		—	(12,255)	(12,255)
		$7,704	$42,842	$50,546

Real Estate Acquisition

On December 6, 2002, Griffin acquired the remaining 70% interest in a joint venture for $8.7 million.  Subsequent to the acquisition, Griffin’s investment in the joint venture was terminated.  The book value of Griffin’s investment in the joint venture was $3.1 million at the time of the acquisition (it had been included in other assets at November 30, 2003) and was reclassified, principally into real estate held for lease.  Griffin accounted for its acquisition of the remaining 70% interest in the real estate joint venture in accordance with SFAS No. 141 “Business Combinations”, which requires the purchase price to be allocated to the assets acquired and liabilities assumed.  Accordingly, the purchase is allocated to real estate held for lease, intangible assets related to the leases in place, lease commissions and tenant relationships based upon their fair values.  Approximately $1.0 million of the purchase price has been allocated to intangible assets, and is being amortized over periods ranging from five to fifteen years.

Supplemental Cash Flow Information

In the thirty-nine weeks ended August 30, 2003, a deposit of $1.0 million, made prior to November 30, 2002, was applied to the purchase of the remaining 70% interest in a real estate joint venture.

9.       Commitments and Contingencies

As of August 30, 2003, Griffin had committed purchase obligations of $1.1 million, including materials and services related to construction by Griffin Land of a new approximately 115,000 square foot industrial/warehouse facility being built on speculation.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin’s financial position, results of operations or cash flows.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated financial statements of Griffin include the accounts of Griffin’s subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and Griffin’s Connecticut and Massachusetts based real estate business (“Griffin Land”).  Griffin also has an equity investment in Centaur Communications, Ltd. (“Centaur”), a privately held magazine publishing business based in the United Kingdom.

Results of Operations

Thirteen Weeks Ended August 30, 2003 Compared to the Thirteen Weeks Ended August 31, 2002

Net sales and other revenue increased from $6.0 million in the thirteen weeks ended August 31, 2002 (the “2002 third quarter”) to $7.5 million in the thirteen weeks ended August 30, 2003 (the “2003 third quarter”).  The increase of $1.5 million in net sales and other revenue reflects increases in net sales and other revenue of $0.8 million at Imperial and $0.7 million at Griffin Land.

Net sales and other revenue at Griffin Land increased from $2.1 million in the 2002 third quarter to $2.8 million in the 2003 third quarter, reflecting an increase of $0.7 million in revenue from Griffin Land’s leasing operations.  There were no land sales in either the 2002 or 2003 third quarters.  The increase in revenue from leasing operations was due principally to $0.6 million from the two office buildings that Griffin Land acquired in December 2002 and  $0.1 million from space that was leased subsequent to the 2002 third quarter.  At August 30, 2003, Griffin Land owned 1,013,000 square feet of office and industrial space available for lease, with 858,000 square feet (85%) leased.  At August 31, 2002 Griffin Land owned 803,000 square feet of office and industrial space and had a 30% interest in 160,000 square feet of office space, aggregating 963,000 square feet of office and industrial space available for lease, with 881,000 square feet (92%) leased.  The increase in the total amount of square feet available for lease reflects the completion, in the 2002 fourth quarter, of the shell of a 50,000 square foot single story office building in Griffin Center that is not yet leased.  Leasing activity in the industrial and office markets where Griffin Land’s properties are located has been slow in fiscal 2003 and the level of inquiries has remained relatively constant, which management believes indicates that leasing activity will remain slow into the first quarter of next year.

Net sales and other revenue at Imperial increased from $3.8 million in the 2002 third quarter to $4.6 million in the 2003 third quarter.  The increase in net sales principally reflects a 25% increase in unit sales volume, partially offset by lower pricing, as excess product available from growers in the market appears to exceed current demand.  Management attributes the volume increase to several factors, including the poor spring weather that resulted in some customers taking shipment of product in the third quarter instead of earlier in the year, the drought in Imperial’s markets in the 2002 third quarter which depressed sales in that period and to lower pricing and other incentives offered customers this year in an effort to increase net sales and reduce inventories that were not sold when those inventories initially became saleable in prior periods.  Management expects the lower pricing and other incentives offered to customers to continue at least for the balance of this year.

Griffin’s consolidated results improved from an operating loss of $1.8 million in the 2002 third quarter to an operating loss of $1.3 million in the 2003 third quarter.  Imperial’s results increased from an operating loss of $1.6 million in the 2002 third quarter to an operating loss of $1.3 million in the 2003 third quarter.  Griffin Land’s operating profit increased from $0.2 million in the 2002 third quarter to

$0.4 million in the 2003 third quarter.  Griffin’s general corporate expense increased from $0.4 million in the 2002 third quarter to $0.5 million in the 2003 third quarter.

The increase in operating profit at Griffin Land reflects increased profit from their leasing operations.  Griffin Land’s profit from its leasing activities, before depreciation, amortization and interest expense, increased from $1.3 million in the 2002 third quarter to $1.8 million in the 2003 third quarter.  This increase reflects the increased leasing revenue discussed above, partially offset by an increase of $0.2 million in the operating expenses of Griffin Land’s buildings, due principally to expenses of the two office buildings acquired in December 2002.  This increase in operating profit from leasing activities was offset by an increase in depreciation and amortization expense from $0.6 million in the 2002 third quarter to $0.8 million in the 2003 third quarter, due principally to the two office buildings acquired.  General and administrative expenses of Griffin Land were $0.5 million in both the 2002 and 2003 third quarters.

Imperial’s operating loss decreased from $1.6 million in the 2002 third quarter to $1.3 million in the 2003 third quarter.  The lower operating loss reflects the inclusion in the 2002 third quarter’s cost of goods sold of a $0.9 million charge for unsaleable inventory as compared to a charge of $0.3 million for unsaleable inventory included in cost of goods sold in the 2003 third quarter.  The charge in the 2003 third quarter includes a portion of the inventory grown to support the new “Novalis” product line.  Excluding the charges for unsaleable inventory in the 2002 and 2003 third quarters, Imperial’s operating results were lower in the 2003 third quarter as compared to the 2002 third quarter due to lower gross profit on sales.  Weakened pricing resulted in Imperial’s 2003 third quarter results being substantially break-even at the gross profit level as compared to gross profit of $0.4 million and a gross margin of 11.4% in the 2002 third quarter (excluding the above mentioned inventory charges in both periods).  Imperial’s selling, general and administrative expenses decreased from $1.1 million in the 2002 third quarter to $1.0 million in the 2003 third quarter, and as a percentage of net sales, selling, general and administrative expenses decreased from 29.3% in the 2002 third quarter to 22.4% in the 2003 third quarter.  Expenses in the current year’s quarter are lower compared to the 2002 third quarter due to a one-time maintenance charge incurred in the 2002 third quarter.

Griffin’s consolidated interest expense increased from $0.4 million in the 2002 third quarter to $0.6 million in the 2003 third quarter.  The increase reflects the overall higher amount of borrowings outstanding in the 2003 third quarter as compared to the 2002 third quarter.  Griffin’s average amount of debt outstanding in the 2003 third quarter was $41.3 million as compared to $24.2 million in the 2002 third quarter.  The increase in borrowings includes the $9.75 million nonrecourse mortgage completed in the 2003 first quarter to finance the acquisition of the 70% interest in two Griffin Center office buildings, and other borrowings needed to supplement operating cash flow to finance Griffin’s working capital requirements and real estate development activities.

Griffin’s general corporate expense increased from $0.4 million in the 2002 third quarter to $0.5 million in the 2003 third quarter.  The increase principally reflects higher compensation and travel expenses.  Griffin’s effective tax rate on its pretax loss was 36.3% in the 2002 third quarter as compared to 35.8% in the 2003 third quarter.  The effective tax rate reflects a 34% effective rate for federal income tax adjusted for the effect of state income taxes.

Equity income from Griffin’s investment in Centaur decreased from $2.9 million in the 2002 third quarter to $0.1 million in the 2003 third quarter.  The 2002 third quarter included a gain on the sale by Centaur of its Lawtel operation, of which Griffin’s allocable share was $8.4 million.  Partially offsetting that gain in the 2002 third quarter was a goodwill impairment charge at Centaur, of which Griffin’s allocable share was $5.0 million.  Excluding these items, Griffin’s equity income from Centaur was higher in the 2003 third quarter as compared to the 2002 third quarter, due principally to lower operating expenses.  Centaur’s revenue decreased slightly in the 2003 third quarter as compared to the 2002 third quarter due principally to the weak advertising market in the United Kingdom.

Thirty-nine Weeks Ended August 30, 2003 Compared to the Thirty-nine Weeks Ended August 31, 2002

Net sales and other revenue increased from $28.5 million in the thirty-nine weeks ended August 31, 2002 (the “2002 nine month period”) to $32.4 million in the thirty-nine weeks ended August 30, 2003 (the “2003 nine month period”).  The increase of $3.9 million in net sales and other revenue reflects increases of $2.0 million in net sales and other revenue at Griffin Land and $1.9 million at Imperial.

Net sales and other revenue at Griffin Land increased from $6.4 million in the 2002 nine month period to $8.5 million in the 2003 nine month period, reflecting an increase of $2.4 million in revenue from Griffin Land’s leasing operations, partially offset by a decrease of $0.4 million of revenue from land sales.  There were no land sales in the 2003 nine month period as compared to land sales of $0.4 million in the 2002 nine month period.  The increase in revenue from leasing operations was due to (a) $1.8 million from the two office buildings that Griffin Land acquired in December 2002; (b) $0.3 million from leasing space that was completed and leased in the 2002 third quarter (but leased for the entire 2003 nine month period); (c) $0.2 million from leasing existing space that was vacant for all or part of the 2002 nine month period, net of revenue decreases from vacancies; and (d) $0.2 million from increased billings to tenants for expense reimbursements, partially offset by the effect of $0.1 million received in the 2002 nine month period from the early termination of two leases.

Net sales and other revenue at Imperial increased from $22.0 million in the 2002 nine month period to $23.9 million in the 2003 nine month period.  The increase in net sales reflects a 6.5% increase in unit sales volume and selling, on average, larger sized plants, which have a higher per unit sales price.  The increase in sales of larger sized plants reflects changes in Imperial’s product mix made over the past several years.  Management believes that net sales in the 2002 and 2003 nine month periods, which include Imperial’s peak spring selling seasons, were hampered by unfavorable weather conditions in Imperial’s markets.  In the 2003 spring, cold weather in March and early April, including snow in some areas, delayed customers taking their initial shipments, and was followed by excessive rain in the latter part of the spring throughout a substantial part of Imperial’s markets.  These factors negatively affected sales, as independent garden centers and wholesale distribution customers did not take shipment of all of the product they had previously ordered.  In the 2002 spring, net sales were hampered by drought conditions in the Mid-Atlantic area and excessive rain and cold in the Midwest.  Imperial’s spring net sales, which are included in the second quarter, account for approximately 70% of Imperial’s annual net sales.

Griffin’s consolidated operating loss decreased from $1.1 million in the 2002 nine month period to  $1.0 million in the 2003 nine month period.  Imperial’s operating loss decreased from $0.8 million in the 2002 nine month period to $0.7 million in the 2003 nine month period.  Griffin Land’s operating profit increased from $0.8 million in the 2002 nine month period to $1.1 million in the 2003 nine month period.  Griffin’s general corporate expense increased from $1.2 million in the 2002 nine month period to $1.4 million in the 2003 nine month period.

The increase in operating profit at Griffin Land reflects increased profit from its leasing operations.  Griffin Land’s profit from its leasing activities, before depreciation, amortization and interest expense, increased from $3.8 million in the 2002 nine month period to $5.0 million in the 2003 nine month period.  This increase reflects the increased leasing revenue discussed above, partially offset by an increase of $1.2 million in the operating expenses of Griffin Land’s buildings, due principally to expenses of the two office buildings acquired in December 2002.  The increase in operating profit (before depreciation, amortization and interest expense) from leasing operations was partly offset by not having any land sales in the 2003 nine month period as compared to land sale profit of $0.2 million in the 2002 nine month period.  Additionally, Griffin Land had an increase of $0.6 million in depreciation and amortization expense from $1.6 million in the 2002 nine month period to $2.2 million in the 2003 nine month period, due principally to depreciation and amortization expense related to office buildings acquired earlier this year and depreciation expense for two buildings placed in service in the 2002 third and fourth quarters.  Griffin Land’s general and administrative expenses increased by $0.2 million from $1.5 million in the 2002 nine month period to $1.7 million in the 2003 nine month period.  The increase in general and administrative expenses reflects higher employee compensation costs, higher marketing expenses and increased real estate taxes.

The lower operating loss at Imperial reflects the inclusion in 2002 nine month cost of goods sold of a charge of $1.3 million for unsaleable inventory, as compared to a charge of $0.3 million for unsaleable inventory included in the 2003 nine month period.  Excluding the effect of the charges for unsaleable inventory in the 2002 and 2003 nine month periods, Imperial’s operating results were lower in the 2003 nine month period as compared to the 2002 nine month period.  The weakened pricing resulted in gross profit of $3.1 million, and a gross margin of 13.0%, in the 2003 nine month period as compared to gross profit of $4.0 million, and a gross margin of 18.2%, in the 2002 nine month period (excluding the above mentioned inventory charges in both periods).  Imperial’s selling, general and administrative expenses increased from $3.5 million in the 2002 nine month period to $3.6 million in the 2003 nine month period.  The increase principally reflects higher marketing expense in the 2003 nine month period attributed to Imperial promoting products being sold under the new “Novalis” trade name.  As a percentage of net sales, selling, general and administrative expenses decreased from 15.8% in the 2002 nine month period to 14.9% in the 2003 nine month period.

Griffin’s general corporate expense increased from $1.2 million in the 2002 nine month period to $1.4 million in the 2003 nine month period.  The increase principally reflects higher compensation and travel expenses.  Griffin’s effective tax rate on its pretax loss was 36.0% in the 2002 nine month period as compared to 35.8% in the 2003 nine month period.  The effective tax rate reflects a 34% effective rate for federal income tax adjusted for the effect of state income taxes.

Griffin’s interest expense increased from $1.2 million in the 2002 nine month period to $2.0 million in the 2003 nine month period.  The increase reflects the overall higher amount of borrowings outstanding in the 2003 nine month period as compared to the 2002 nine month period.  Griffin’s average amount of debt outstanding in the 2003 nine month period was $39.1 million as compared to $22.3 million in the 2002 nine month period.  The increase in borrowings includes the $9.75 million nonrecourse mortgage completed in the 2003 first quarter to finance the acquisition of the 70% interest in two Griffin Center office buildings and other borrowings needed to supplement operating cash flow to finance Griffin’s working capital requirements and real estate development activities.

Griffin incurred an equity loss from Centaur of $0.5 million in the 2003 nine month period as compared to equity income of $3.1 million in the 2002 nine month period.  The equity loss from Centaur in the 2003 nine month period includes a charge, of which Griffin’s allocable share is $0.5 million, for future costs of a lease for office space no longer being used.  The equity income in the 2002 nine month period included the gain on Centaur’s sale of its Lawtel operation and the effect of a goodwill impairment charge at Centaur.  Centaur’s operating results have been hampered by the weakened advertising market in the United Kingdom, and their increase in net sales and other revenue was more than offset by higher costs and expenses.  Centaur’s interest expense in the 2003 nine month period was lower than the 2002 nine month period as a result of Centaur reducing its debt with the proceeds from the Lawtel sale.  Centaur’s results also reflect the effect of discontinuing the amortization of goodwill in fiscal 2003 as a result of the adoption of SFAS No. 142 (see Note 1 to the financial statements included in Item 1).

Liquidity and Capital Resources

In the 2003 nine month period, cash used in operating activities was $0.1 million as compared to $3.3 million of cash used in operating activities in the 2002 nine month period.  The lower amount of cash used in operations in the 2003 nine month period reflects a $0.7 million increase in accounts payable and accrued liabilities in the 2003 nine month period, as compared to a $0.8 million decrease in accounts payable and accrued liabilities in the 2002 nine month period, and an income tax refund, net, totaling $1.0 million received in the 2003 nine month period.  Imperial, previously expected to generate operating cash flow from the reduction of its inventories in fiscal 2003, is now expected to use operating cash flow this year.

Cash used in investing activities of $12.8 million in the 2003 nine month period includes $7.7 million for the acquisition of the remaining 70% interest in two office buildings aggregating approximately 160,000 square feet in which Griffin Land held a 30% interest.  A deposit of $1.0 million, made prior to the end of fiscal 2002, was applied against the purchase price of the buildings acquired.  Additions to real estate held for sale or lease of $4.5 million principally reflect construction of the shell of an approximately 115,000 square foot facility in the New England Tradeport being built on speculation.  The $0.6 million of additions to property and equipment in the 2003 nine month period principally reflects the completion of the expansion of Imperial’s northern Florida growing operation that had been ongoing during the past three years.  Imperial’s capital expenditures, which have averaged $3.0 million over the past three fiscal years due principally to the expansion of its facilities, are expected to be less than $1.0 million in fiscal 2003.

Net cash provided by financing activities of $12.9 million in the 2003 nine month period includes the completion of a $9.75 million nonrecourse mortgage on the two office buildings that Griffin Land acquired in December 2002.  Additionally, borrowings under Griffin’s revolving credit agreement (the “2002 Credit Agreement”) with Fleet National Bank (“Fleet”) increased by $3.8 million from $4.2 million at November 30, 2002 to $8.0 million at August 30, 2003.  Borrowings were used to finance working capital requirements of Griffin’s businesses, particularly Imperial, which, because of the highly seasonal nature of its business, uses more cash in the first half of the year.  On May 22, 2003 Griffin entered into an amendment agreement with Fleet providing for an increase of the commitment under the 2002 Credit Agreement from $14.1 million to $20.5 million.  The additional commitment amount is collateralized by certain of Griffin Land’s real estate holdings.

In the 2003 nine month period, Griffin Land started construction of the shell of an approximately 115,000 square foot facility in the New England Tradeport.  This facility is being built on speculation and is expected to require approximately $4.0 million in fiscal 2003.  Additional investment will be required to complete the interior of this new building and the interior of the 50,000 square foot office building in Griffin Center that was completed at the end of fiscal 2002.  The buildout of the interiors of these buildings will be started when leases are obtained.  Improvements to be made over the next six months to the infrastructures at Griffin Center and the New England Tradeport are expected to be approximately $0.6 million.

Griffin Land recently completed a lease extension with a major tenant in one of its industrial buildings.  The terms of the new lease include a lease incentive payment to the tenant and Griffin Land making certain improvements to the space.  The costs to Griffin Land of the incentive payment and improvements, in total, is not expected to exceed $2.5 million and will be expended over the next six months.  The new lease rates consider these improvement costs, including an interest factor, to provide Griffin Land an appropriate return on its investment of these initial costs.  Griffin intends to seek additional mortgage financing for the improvements.  Periodically, additional investments in existing buildings are required for new and renewal leases.  Griffin Land is also continuing to seek approvals for its proposed residential developments in Simsbury and Suffield, Connecticut and will continue to seek completion of the sale of the remaining development rights of its Walden Woods residential development in Windsor, Connecticut.  Griffin does not expect to receive any cash from its residential subdivisions this year.

Griffin’s payments (including principal and interest) under contractual obligations as of August  30, 2003 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$51.2	$2.8	$5.7	$5.6	$37.1
2002 Credit Agreement (a)	8.0	—	8.0	—	—
Capital Lease Obligations	0.5	0.3	0.2	—	—
Operating Lease Obligations	0.9	0.2	0.3	0.3	0.1
Purchase Obligations (b)	1.1	0.8	0.1	0.1	0.1
Other	1.0	—	—	—	1.0
	$62.7	$4.1	$14.3	$6.0	$38.3

(a)   Reflects the amount outstanding for the 2002 Credit Agreement as of August 30, 2003.  Due to the variable interest rate on this debt, interest for future periods is not included above.

(b)   Includes commitments made as of August 30, 2003 for the purchase of services and materials for an approximately 115,000 square foot building that is currently under construction.

At August 30, 2003, Griffin was not in compliance with the fixed charge coverage covenant of the 2002 Credit Agreement.  Griffin has received a commitment from Fleet to further amend the 2002 Credit Agreement, which will include a waiver of the fixed charge coverage covenant as of August 30, 2003.  Additionally, the new amendment will require Griffin to pledge the accounts receivable and inventory of Imperial as additional collateral for the 2002 Credit Agreement, and Griffin will be required to raise a minimum of $15 million of debt and/or equity financing by April 1, 2004.  The amendment and waiver are subject to completion of definitive documentation.

Management believes that cash flow generated from Griffin Land’s operations and borrowings under its 2002 Credit Agreement will be sufficient to meet Griffin’s debt service and other contractual obligations over the next 12 months.  However, in the near term, remaining cash flow after debt service and borrowings available under the 2002 Credit Agreement may need to be supplemented to finance Griffin’s working capital requirements during the upcoming peak cash usage period in spring 2004.  As will be required under the 2002 Credit Agreement, Griffin will seek to raise a minimum of $15 million of additional debt and/or equity financing before April 1, 2004.  There can be no assurance that such additional financing will be available on terms that management finds acceptable, or at all.  If Griffin is unable to raise the required additional financing before April 1, 2004, Griffin will be in default under its 2002 Credit Agreement and may be required to reduce or delay certain expenditures in the landscape nursery business in spring 2004.  Over the intermediate and long-term, additional mortgage placements, construction financing or additional credit facilities may be required to fund capital projects.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the expansion and improved return on assets of Imperial’s operations, construction and leasing of additional facilities in the real estate business, completion of the sale of the development rights of Walden Woods, approval of other proposed residential subdivisions and obtaining the $15 million of additional debt and/or equity financing required under the 2002 Credit Agreement.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  Griffin had $8.0 million of variable rate debt outstanding at August 30, 2003.  An increase in interest rates of 1% would have increased Griffin’s interest expense by approximately $60,000.

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

Griffin does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in operations.  Griffin does have investments in privately owned companies based in the United Kingdom.  Changes in foreign currency exchange rates could affect the results of an equity investment in Griffin’s financial statements.  The companies have historically reinvested their earnings for future growth.  The ultimate liquidation of those investments and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

ITEM 4.             CONTROLS AND PROCEDURES

Griffin maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Griffin’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Griffin’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, we have investments in certain unconsolidated entities.  As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by SEC Rule 13a-15(b), Griffin carried out an evaluation, under the supervision and with the participation of Griffin’s management, including Griffin’s Chief Executive Officer and Griffin’s

Chief Financial Officer, of the effectiveness of the design and operation of Griffin’s disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, Griffin’s Chief Executive Officer and Chief Financial Officer concluded that Griffin’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in Griffin’s internal controls over financial reporting during Griffin’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Griffin’s internal controls over financial reporting.

PART II                OTHER INFORMATION

Item 1.    Legal Proceedings

On December 27, 2002, the Superior Court of the State of Connecticut ruled that Simsbury’s Planning and Zoning Commissions improperly denied Griffin’s residential applications and ordered the commissions to reverse their decisions and approve Griffin Land’s proposed zone change and proposed site plan.  The town is appealing these decisions.

Griffifn is involed, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin’s financial position, results of operations or cash flows.

Items 2   through 5 are not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description

	31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

	31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes Oxley Act of 2002

	32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	(1) On July 11, 2003, Griffin filed Form 8-K to report its 2003 second quarter results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

/s/ FREDERICK M. DANZIGER
DATE: October 17, 2003	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
DATE: October 17, 2003	Anthony J. Galici
Vice President, Chief Financial Officer
and Secretary