Form 10-K
period 2003-11-29
GRIFFIN LAND & NURSERIES INC
filed 2004-02-25
CIK 1037390

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐    No ☒

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant, was approximately $33,019,000 based on the closing sales price on the Nasdaq National Market on May 30, 2003, the last business day of the Registrant's most recently completed second quarter. Shares of Common Stock held by each executive officer, director, and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 10, 2004, 4,882,128 shares of common stock were outstanding.

PART I

ITEM 1.    BUSINESS

        Griffin Land & Nurseries, Inc. ("Griffin") and its subsidiaries comprise principally a real estate and a landscape nursery business. Griffin is engaged in two principal lines of business: (1) the real estate business comprised of (a) the ownership, construction, leasing and management of commercial and industrial properties and (b) the development of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts; and (2) the landscape nursery products business, comprised of the growing of containerized landscape nursery products for sale principally to retail garden center operators, landscape nursery mass merchandisers and wholesale sales and service centers, whose main customers are landscape contractors. On January 26, 2001, a portion of the landscape nursery products business which had related to the operation of wholesale sales and service centers (the "SSCs") was sold to Shemin Nurseries, Inc. ("Shemin"). Griffin holds an approximately 14% interest in the equity of Shemin Acquisition Corp. ("Acquisition"), the parent company of Shemin, acquired as part of the sale. The investment in Acquisition is accounted for under the cost method of accounting for investments. Griffin also owns an approximately 35% interest (31% fully diluted) in Centaur Communications, Ltd. ("Centaur"), a privately held magazine and information services publisher based in the United Kingdom which is accounted for under the equity method of accounting, and has a lesser interest in Linguaphone Group plc ("Linguaphone"), a designer and distributor of language teaching materials based in the United Kingdom, which is accounted for by Griffin under the cost method of accounting for investments.

Real Estate Business

        Griffin's real estate division, Griffin Land, is directly engaged in the real estate development business on portions of its land in Connecticut. Griffin Land develops portions of its properties for industrial, commercial and residential use. Griffin Land may also endeavor to sell some of its non-core land holdings either before or after obtaining development approvals. In future years, Griffin Land may seek to acquire and develop properties not presently owned. The headquarters for this operation is in Bloomfield, Connecticut.

        For several years, the real estate market in the Hartford area, particularly that in the northwest quadrant where the majority of Griffin Land's acreage is located, was depressed by a number of factors, including the decline of employment in the manufacturing and financial services industries. In 2000, there was some recovery in this market, including some recovery in the office portion of this market, which had been particularly weak. During 2001, in the area of Griffin Land's properties, there was not a significant change in the vacancy rates of office space, but Griffin Land and a joint venture, in which Griffin Land owned a 30% interest, succeeded in leasing 42,000 square feet of office space and Griffin Land delivered to tenants approximately 235,000 square feet (net of vacated space) of industrial and flex space. In 2002, an increase in the amount of industrial space leased was partially offset by a reduction in the net amount of office and flex space leased by Griffin Land. In 2003 and early 2004, Griffin Land succeeded in extending leases of 189,426 square feet of space (principally industrial), leased 31,287 square feet of space previously vacant and leased 21,800 square feet of space that was vacated by an early lease termination. There can be no assurance as to the direction of the real estate market in this region in the near future. Current projections, made by third-party analysts, show some growth for this market in the second half of 2004. Despite the employment decline in the manufacturing and financial services industries, the unemployment rate in the area is quite low. Griffin Land's development of its land is also affected by land planning issues, particularly in the town of Simsbury, Connecticut. Subdivision and other development issues may also be affected by the potential adoption of initiatives meant to concentrate growth.

  Commercial and Industrial Developments

  New England Tradeport

        A significant amount of Griffin Land's current commercial and industrial development efforts are focused on a 600 acre tract owned by Griffin Land near Bradley International Airport and Interstate 91 known as the New England Tradeport. To date, approximately 512,000 square feet of warehouse and light manufacturing space has been completed by Griffin Land, of which approximately 365,000 (71%) is leased, and a bottling and distribution plant has been built by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin Land. Leases covering 130,318 square feet were extended during 2003 and leases covering 52,243 square feet (approximately 14% of the currently leased space) in the New England Tradeport expire prior to December 31, 2004. Griffin Land has completed the shell of a new approximately 117,000 square foot warehouse (the "new shell"), which is now available for lease. In addition to the new shell, the only other vacant spaces in the New England Tradeport are a total of 29,502 square feet in two of Griffin Land's older industrial buildings. Griffin Land has been approached with regard to the sale of a substantial amount of land for the site of a major distribution facility. At present, Griffin has not entered into any agreements with regard to this proposed transaction and we make no assurances that any such transaction will occur. Additionally, any such transaction may require significant road improvements.

        Griffin Land has a state traffic control certificate for the development of 1.3 million square feet in the New England Tradeport. Griffin Land intends to continue to direct its primary efforts in the industrial properties portion of its real estate business toward construction and leasing of light industrial and warehouse facilities at the New England Tradeport. Future development in the New England Tradeport may require investment in off-site infrastructure on behalf of Windsor, Connecticut and improvement of some state or town roads. At present, $17.6 million is invested (net book value) in buildings at New England Tradeport including the new shell and $2.6 million is invested (net book value) in the undeveloped land there. As of November 29, 2003, all of Griffin Land's existing buildings at New England Tradeport, other than the new shell, are mortgaged for an aggregate of approximately $15.5 million.

  Griffin Center and Griffin Center South

        Griffin's other substantial development is the combination of Griffin Center in Windsor, Connecticut and Griffin Center South in Bloomfield, Connecticut. Together these master planned developments comprise approximately 600 acres, 63% of which have been developed with approximately 2,165,000 square feet of office and industrial space.

        Griffin Center currently includes ten corporate office buildings built by Griffin Land. Griffin Land currently owns two office buildings which have an aggregate of 161,000 square feet and a 50,000 square foot office building shell (the "office shell"). Through fiscal 2002, the two completed buildings were owned by a joint venture in which Griffin Land held a 30% interest. Griffin Land purchased the remaining 70% interest in December 2002 for approximately $8.7 million. Occupancy in those buildings is approximately 143,000 square feet (89%). During 2001, Griffin Land completed a light manufacturing building of 165,000 square feet in Griffin Center for JDS Uniphase Corporation ("JDS") which is leased to JDS under a fifteen-year lease. Under the agreement, JDS paid for its interior improvements, which were material to the total cost of the building. At present, JDS has vacated the building, which they are seeking to sublease. In 2002, Griffin Land built the office shell, which is a single story office building that is currently ready for tenant work but is unleased. Griffin's aggregate investment (net book value) in Griffin Center, after acquiring the 70% interest in the two office buildings, is $23.3 million. Including the two office buildings acquired in December 2002, leases covering 9,208 square feet (approximately 3% of the currently leased space) in Griffin Center expire prior to December 31, 2004. As of November 29, 2003, mortgages on three of Griffin Land's buildings in

Griffin Center, including a new mortgage on the two office buildings recently acquired, total approximately $15.6 million.

        In Griffin Center South, a 130-acre tract with sixteen buildings of flex and research and development space, Griffin Land has retained for lease 9 buildings. During 2001, Griffin Land accepted the surrender of a 57,500 square foot lease, for a termination fee, from JDS. Approximately 55% of that building was retenanted in early 2003. Griffin Land also accepted back from JDS, in 2002, 10,000 square feet in another building which is currently for lease. JDS made a payment for termination of its lease in which it had made material improvements. A third lease of 11,400 square feet was surrendered by another tenant. That space is currently not leased. The Griffin Center South buildings have an aggregate of approximately 217,000 square feet of flex and research and development space and 18,000 square feet of storage space. Leases covering 30,402 square feet (approximately 17% of the currently leased space) in Griffin Center South expire prior to December 31, 2004. Undeveloped land remaining in Griffin Center South is sufficient for some additional square footage. The aggregate investment (net book value) in Griffin Center South is $10.6 million.

  Other Office and Industrial Subdivisions

        Three additional Griffin Land parcels appropriate for office or industrial uses are currently marketed for development, including 103 acres in the South Windsor Technology Center, 28 acres in the Day Hill Technology Center in Windsor and a 16 acre parcel in Windsor for smaller build-to-suit industrial buildings.

  Residential Developments

  Simsbury

        In November 1999, Griffin Land filed plans for the creation of a residential community of 640 homes on a 363-acre site in Simsbury. After the conclusion of the original hearings in this matter, Griffin Land reduced the number of proposed homes to 371. One quarter of these homes would be deed restricted affordable housing under Connecticut statutes. The public hearings focused on the density of the proposed development, as well as sewer, wetlands and soil contamination issues arising from prior use of the land for farming, as a result of which certain pesticides remain in the upper portion of the soil. The local commissions rejected the plan which is now before the Connecticut courts in a number of separate but related actions. See "Regulation: Environmental Matters". Griffin Land believes that its development plan for this site includes an appropriate method (which has received support from the Connecticut Department of Environmental Protection) of remediating the soils. The outcome of the pending litigation cannot be predicted. In December 2002, the trial court for two cases related to this development ruled in favor of Griffin Land. Simsbury has appealed those decisions. Those decisions would require compliance with conservation and septic decisions which would affect the development. Griffin Land has appealed an adverse decision on wetlands to, and argued before, the Supreme Court of the State of Connecticut. On November 12, 2003, Griffin Land filed a second amendment to its plans which reduced the density to 298 homes and eliminated most wetland activities. The Conservation Commission denied that application. That denial has been appealed. Its first amended plan, however, remains to be decided by the Supreme Court of Connecticut. The current book value of the land, including design and development costs to date, for this proposed development is $3.5 million. Griffin Land owns approximately another 500 acres in Simsbury, portions of which are zoned residential and other portions of which are zoned industrial. The industrial land is probably more suited to commercial use. Griffin Land may seek to develop or sell such lands if approvals can be obtained.

  Windsor

        In 1988, a subsidiary of Griffin began infrastructure work at Walden Woods, a 153 acre site in Windsor, Connecticut, which was originally planned to contain approximately 435 residential units.

Through the end of fiscal 2003, 155 homes have been built. In 2000, Griffin entered into an agreement with a developer for the sale of the balance of the development rights at Walden Woods. An application seeking approval for that developer's plans is pending before the town's land use commissions. Opposition to the development plans for the remaining undeveloped section of Walden Woods is expected from some of the current homeowners in Walden Woods. Completion of this transaction, which is subject to approvals by the town's land use commissions, would provide a significant cash flow to Griffin Land. Griffin Land's aggregate investment in Walden Woods is $2.8 million.

  Suffield

        Griffin Land recently received approval for the subdivision of 97 acres of contiguous land in Suffield into a development of 50 homes. However, a suit was brought challenging the approval, and Griffin Land was subsequently informed that the required notices posted by the town were not in accordance with applicable requirements. The subdivision plans were resubmitted to the town's land use commissions in January 2004.

  Other

        In addition, approximately 500 acres in Connecticut are leased for tobacco growing to General Cigar Co., Inc., at annual rentals approximating the land's annual carrying cost. The lease for these properties, which extends through February 2007, may be terminated as to 100 acres annually, on one year's prior notice.

        Griffin Land is evaluating its other properties for residential development over a period of years. Griffin Land anticipates that obtaining subdivision approvals in many of the towns where it holds land appropriate for residential subdivision will be an extended process.

Landscape Nursery Business

        The landscape nursery operations of Griffin are operated by its wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial is a grower and, to a small extent, broker of wholesale landscape nursery stock. The landscape nursery industry is extremely fragmented, and Imperial believes that its sales volume places it among the twenty largest landscape nursery growers in the country. On January 26, 2001, Imperial completed the sale of its SSCs, which provided most of Imperial's operating profit in prior years. As a result of the sale, the central overhead of Imperial, which could be reduced only in part, is now borne entirely by the growing operation.

        Imperial's container growing operations are located on land owned by Griffin in Connecticut (approximately 455 acres currently used) and land owned by Imperial in northern Florida (approximately 490 acres currently used). The Florida growing operation has substantially completed its planned expansion on adjacent lands owned by Imperial. Currently, substantially all of the useable contiguous land suitable for the container growing operations in Connecticut and a large portion of such land in northern Florida are in use. The Florida farm has also improved and expanded its shipping docks and customer service facilities and has improved its irrigation and water recycling operations. In Connecticut, Imperial uses approximately 33 acres of land owned by Griffin Land to grow liners for transplantation into containers. That land may be required for industrial use. Imperial has evaluated other property held by Griffin Land for this use. Some capital expenditures would be required to convert other land for liner growing.

        Imperial's inventories consist of container-grown plants on its two farms. The largest volume products of Imperial are evergreens, including leyland cypress, many varieties of hollies and flowering shrubs in Florida and rhododendron, evergreens and flowering shrubs in Connecticut. Other major product categories in Florida include nandina, juniper, trees, perennials and crapemyrtle. In Connecticut, alberta spruce, perennials and trees are other major products. During 2000, a decision was made to reduce materially the number of azalea and juniper to be grown in Florida and to increase the number of larger plants of several varieties in Florida, including leyland cypress, hollies, some varieties of deciduous shrubs, crapemyrtle and trees. Container-grown product is held principally from one to five years prior to its sale by Imperial. Prior to 2002, Imperial substantially increased its production and sales of perennials which have a much shorter growing cycle than most of the rest of Imperial's products. Because many perennials were grown for sale by the SSCs, after the sale of the SSCs, the number of perennials being grown was reduced starting in 2002. Commencing in 2003, Imperial has been selling some smaller perennials and a number of other products as one of several licensed growers under the "Novalis" trade name, and also in association with P. Allen Smith, an author and garden show host. At present, this program is directed toward increasing Imperial's sales to retail garden centers.

        Imperial is reviewing a variety of approaches to increase the return on assets for its growing operations, including changes in the relative quantities of some products currently grown and proposed to be grown and also possible changes in the potting and growing cycle for some of its containerized production. Some of these programs are also directed at developing faster growing products and improved soil mixes. Another approach is an effort to increase the percentage of Imperial's product sold to retail garden centers. Sales to garden centers generally have more favorable gross margins than those from sales to mass merchandisers or wholesalers. Also, efforts are being directed at expanding sales in the Southeast which is closer to the Florida farm and would help reduce delivery costs. A substantial portion of the products which are part of the expanded Florida production will be of larger sizes requiring an extended growing cycle. The major investment in nursery growing assets in the current cycle of planned investment in Florida was substantially completed during 2002. Imperial is currently planning to expand its field grown liner program in Connecticut on land owned by Griffin Land and is also considering some other products and product sizes for both sales in its existing markets and expanding the market area served by the Florida farm. Any such changes, if successful, taking into account the growing cycles of the related plants, will take a substantial period to be reflected in results of operations to any material extent. Imperial incurred charges for inventory losses above normal levels of approximately $0.4 million in 2003, $1.8 million in 2002 and $0.6 million in 2001. These charges were due principally to crop failures, poor results from the propagation of new plants in Florida and incomplete sell through of certain products.

        The growing operations serve a market comprised principally of retail garden center operators, landscape nursery mass merchandisers and wholesale sales and service centers. Imperial's major markets are in the Northeast, Mid-Atlantic, the northern portion of the Southeast and the Midwest. Imperial is attempting to expand its distribution in parts of the Southeast. Nursery sales are extremely seasonal, peaking in spring, and are strongly affected by commercial and residential building activity and are also materially affected by weather conditions, particularly in the spring planting season. Excessive rain in the spring of 2003 adversely affected 2003 sales. Drought conditions in the Mid-Atlantic and Northeast areas adversely affected sales in the 2002 season as did excessive rain and cold in the Midwest. Prices and competition in 2004 are expected to be negatively affected from product grown by Imperial and others which was not sold, when expected, during the past two years. Competition may also reflect the weakened financial condition believed to exist at some growers as a result of poor selling seasons the past two years and by the weakened financial conditions of some customers of Imperial.

        Imperial's sales are made to a large variety of customers, none of whom represented more than 10% of Imperial's total sales in fiscal 2003. In fiscal 2002, sales to Shemin represented 10.1% of Imperial's total sales. Imperial's supply agreement with Shemin, entered into in conjunction with the sale of the SSCs to Shemin, expired on January 26, 2004. Imperial expects to continue to be a supplier to Shemin, although not necessarily at the same sales level as prior years. There were no other customers in fiscal 2002 and fiscal 2001 that represented more than 10% of Imperial's annual sales in those years.

        Imperial has increased its containerized growing capacity to meet the potential volume and quality needs of its customers and to capitalize on expected growth in the Mid-Atlantic and Midwest markets. Imperial also is seeking to expand its sales in the Southeast. Shipping capacity in Florida has also been increased, but may require some additional peaking capacity. Costs of shipping from Florida have been increasing both because of increasing fuel costs and increased need to arrange for the return of empty trucks to assure an adequate supply of trucks during the peak spring shipping season. Beginning in January 2004, shipping costs may increase due to new Federal Department of Transportation regulations requiring more off duty hours for truck drivers and making shipments with multiple stops more costly. In addition, obtaining the necessary labor for Florida's spring shipping requirements may be more costly in 2004 due to the expected lack of availability of local seasonal labor. In coming years, Imperial expects that a higher portion of its shipping will be made on trucks outfitted with shelves, which will increase shipping expenses. Also, additional store service support is being required to be provided to mass merchandiser customers.

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

Investments

  Centaur Communications, Ltd.

        Griffin owns approximately 35% (31% fully diluted) of the outstanding common stock of Centaur, a privately-held publisher of business magazines in the United Kingdom and a compiler and supplier of computerized financial information through a subsidiary, Perfect Information, Ltd. As a result of a repurchase of common stock by Centaur and an additional investment by Griffin in 1998, Griffin's interest in Centaur was increased to its present level. Griffin's equity share of Centaur's results in fiscal 2002 include Centaur's sale, at a substantial gain, of its Lawtel division in August 2002 and Centaur's write down of goodwill in its engineering division. Griffin's equity share of Centaur's results in fiscal 2003 reflects the weakness in the British market for business advertising which is continuing.

        On January 15, 2004, Griffin and the other principal shareholders of Centaur executed a heads of agreement (a preliminary agreement) providing for the sale of their entire interest in Centaur. Based on the pricing included in that agreement Griffin's gain on the proposed sale of its investment would be in excess of $7.00 per share. Completion of the sale is subject to numerous contingencies, including without limitation, the satisfactory completion of due diligence and the receipt of sufficient financing by the buyer. The form of consideration to be received by Griffin would be principally cash, but would include some securities of the buyer. The non-cash portion of the gain may require deferral. There can be no assurance that the transaction contemplated by the heads of agreement will be consummated although the current schedule calls for completion of the transaction in March.

  Linguaphone Group plc

        In 1997, Griffin received from Centaur, a 25% interest in Linguaphone. In early 1999, a recapitalization of Linguaphone resulted in Griffin's interest being reduced to approximately 14% (11% fully diluted). Further transactions by Linguaphone have reduced Griffin's ownership interest to approximately 8%. Accordingly, Griffin now accounts for Linguaphone under the cost method of accounting for investments. Griffin's 2001 statement of operations includes a charge of approximately

$2.2 million to write down its investment in Linguaphone to less than $100,000 due to Linguaphone's financial results. Griffin invested $145,000 in Linguaphone in fiscal 2002.

  Shemin Acquisition Corporation

        In connection with Imperial's sale of the SSCs, Griffin holds approximately 14% of the outstanding common stock of Shemin Acquisition Corporation, a privately held company that is the parent company of Shemin Nurseries, Inc. Imperial accounts for its investment in Acquisition under the cost method of accounting for investments. In January 2004, Griffin invested an additional $143,000 in Shemin Acquisition Corporation.

Financial Information Regarding Industry Segments

        See Note 3 to the consolidated financial statements of Griffin included elsewhere herein for certain financial information regarding the landscape nursery business and the real estate business.

Employees

        As of November 29, 2003, Griffin employed 219 persons on a full-time basis, including 15 in its real estate division and 200 in its landscape nursery business. At present, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

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

Regulation: Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin Land may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of Griffin's land may be affected by the presence of chlordane on a portion of the land which is intended for residential use. Although Griffin Land believes its proposed method of reducing chlordane contamination to levels below those that would impede residential development of such properties is appropriate and feasible, the acceptance of the method by any town commission has not yet been obtained. In the event that Griffin Land is unable to adequately remediate this property, its ability to develop such property for its intended purposes would be materially affected.

        Griffin Land periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. Griffin Land does not anticipate experiencing, in the next twelve months, material expense in complying with such laws other than in connection with development operations which may require additional clean up expenses.

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

        A listing of the locations of Griffin's real estate held for development or sale, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut has been developed, and nursery real estate, is as follows:

Real Estate Held For Development or Sale

Location of Property	Land Area (Acres)
Connecticut
Bloomfield	370
East Granby	104
East Windsor	115
Granby	118
Simsbury	865
South Windsor	103
Suffield	372
Windsor	1,219
Massachusetts
Southwick	442
Florida
Leon County	6
Hillsborough County	1

Nursery Real Estate

Location of Property	Land Area (Acres)
Florida
Quincy	1,066
Connecticut
East Granby	470
Granby	305
Windsor	33
Simsbury	10

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

        As a result of the denials by the Town of Simsbury's land use commissions in 2000 on Griffin Land's proposed residential development called Meadowood, Griffin Land brought several separate, but related, suits appealing those decisions. In 2002, the trial court upheld two of Griffin Land's appeals and ordered the town's Planning and Zoning Commissions to approve the Meadowood application. The town is appealing those decisions. Griffin Land has appealed an adverse decision on wetlands matters to the Supreme Court of the State of Connecticut. A decision on that appeal is pending. In November 2003, Griffin Land filed an amended wetlands application with the town's wetlands commission. That application was recently denied by the commission, and Griffin Land has filed suit appealing that denial.

        Several current homeowners of Walden Woods have brought suit challenging Griffin Land's declarant control of the Walden Woods Conservancy, the association that manages the Walden Woods development. The suit claims that Griffin Land's declarant control should be terminated because it has not properly declared a new Walden Woods unit within the required time frame. Griffin Land is contesting this action, which is currently before the court. Loss of declarant control would not prohibit the sale by Griffin Land of the remaining Walden Woods development rights, but could make such a transaction more difficult.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information

        The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the Nasdaq National Market:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2003	$14.50	$10.95	$13.40	$10.50	$15.30	$11.39	$15.12	$12.00
2002	$16.35	$12.56	$16.73	$13.77	$17.79	$13.15	$17.00	$13.40

        On February 10, 2004, the number of record holders of common stock of Griffin was approximately 477, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the Nasdaq National Market on such date was $17.50 per share. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" for information on our equity compensation plan.

Dividend Policy

        Griffin's current policy is to retain any earnings to finance the operation and expansion of its businesses.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected statement of operations data for fiscal years 1999 through 2003 and balance sheet data as of the end of each fiscal year.

	2003	2002 (As Restated)	2001 (As Restated)	2000 (As Restated)	1999 (As Restated)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales & other revenue	$38,160	$33,961	$32,013	$74,374	$64,998
Operating (loss) profit	(1,833)	(2,288)	(3,182)	3,812	3,130
Gain on sale of Sales & Service Centers	—	—	9,469	—	—
(Loss) income before equity investment (a)(b)	(2,782)	(717)	1,490	1,670	1,623
Net (loss) income	(2,349)	2,925	1,137	2,262	2,176
Basic net (loss) income per share	(0.48)	0.60	0.23	0.47	0.45
Diluted net (loss) income per share	(0.49)	0.53	0.22	0.45	0.42
Balance Sheet Data:
Total assets (c)	145,721	132,740	123,959	127,068	112,669
Working capital	23,334	34,291	31,095	29,193	36,337
Long-term debt (including current portion)	42,165	26,547	16,448	16,702	9,180
Stockholders' equity (c)	97,324	99,254	96,700	95,502	93,054

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

(c)
Griffin's investment in Centaur and additional paid-in capital were restated effective at the beginning of fiscal 1999. The restatement reduced Griffin's investment in Centaur and additional paid-in capital by $216 in all prior years presented above, reflecting an adjustment, by Centaur, of its income tax expense related to transactions at Centaur which occurred prior to July 3, 1997, the date that all of the common stock of Griffin was distributed by Culbro Corporation ("Culbro") to Culbro's stockholders.

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

        The notes to Griffin's consolidated financial statements included in Item 8 contain a summary of the significant accounting policies and methods used in the preparation of Griffin's consolidated financial statements. In the opinion of management, Griffin does not have any individual accounting policy that is critical to the preparation of its consolidated financial statements. This is due principally to the definitive nature of the accounting requirements for the landscape nursery and real estate businesses in which Griffin is engaged. Also, in many cases, Griffin must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. Preparation of Griffin's financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. The following is a review of the more significant accounting estimates used by Griffin:

    Accounts receivable:    Management estimates future recoverability of its accounts receivable based on an accounts aging, payment history and financial condition.

    Inventories:    In applying the principle of the lower of cost or market using the average cost method to nursery stock, management must estimate the future recoverability of certain plants within the inventory that have not matured as planned. Such estimates are based on the physical characteristics of the nursery stock in question and potential sales outlets.

    Deferred tax assets:    In applying SFAS No. 109 "Accounting for Income Taxes," management estimates future taxable income from operations, the sale of appreciated assets and tax planning strategies in determining if it is more likely than not that Griffin will realize the benefits of its deferred tax assets.

    Impairment of Long-Lived Assets:    Griffin evaluates the carrying value of its long-lived assets in relation to their operating performance and future undiscounted cash flows.

Summary

        Griffin's results in fiscal 2003 reflect moderate improvement of the operating results of its landscape nursery and real estate businesses, offset by higher interest expense and lower results from its equity income in Centaur. The lower operating loss in the landscape nursery business reflects a lower charge for inventory disposals above normal amounts (expected overall plant loss rates that are included in cost of goods sold), offset by lower gross profit due to weaker pricing. Griffin Land's operations reflect an increase in operating profit due principally to the results of the two office buildings in which Griffin Land acquired the remaining 70% from a joint venture at the beginning of the year. Griffin Land previously held a 30% interest in those properties. The higher interest expense principally reflects the costs of borrowing funds to acquire the remaining 70% interest in the two office buildings, finance construction of a new facility built on speculation by Griffin Land and operate the landscape nursery business. The lower results at Centaur reflect the net benefit of certain one-time items included in fiscal 2002. A detailed discussion of fiscal 2003 results is included below.

        Effective for the earliest year reported in the accompanying financial statements, Griffin restated its investment in Centaur and its additional paid-in capital as the result of an error by Centaur pertaining to its fiscal year ended June 30, 1996. The effect of the restatement was to reduce Griffin's investment in Centaur and reduce Griffin's additional paid-in capital each by $216,000. See Note 1 to the consolidated financial statements in Item 8.

Results of Operations

  Fiscal 2003 Compared to Fiscal 2002

        Griffin's consolidated net sales and other revenue increased from $34.0 million in fiscal 2002 to $38.2 million in fiscal 2003. The increase of $4.2 million reflects increases in net sales and other revenue of $2.6 million at Griffin Land and $1.6 million at Imperial.

        Net sales and other revenue at Griffin Land increased from $8.8 million in fiscal 2002 to $11.4 million in fiscal 2003, reflecting an increase of $3.1 million in revenue from Griffin Land's leasing operations partially offset by not having any land sales in fiscal 2003 as compared to revenue of $0.5 million from land sales in fiscal 2002. The increase in revenue from leasing operations was due to (a) $2.4 million from the two office buildings that Griffin Land acquired in the 2003 first quarter; (b) a $0.3 million increase from new leases of existing space, net of revenue decreases from vacancies; (c) $0.3 million from leasing space that was completed and leased mid year in fiscal 2002 but leased for the entire year in fiscal 2003; and (d) $0.1 million from increased billings to tenants for expense reimbursements. Revenue from the early termination of leases was $0.1 million in both fiscal 2003 and fiscal 2002. At November 30, 2003, Griffin Land owned 1,130,000 square feet of office, flex and industrial space for lease, with 858,000 (76%) leased. At November 30, 2002, Griffin Land had 1,013,000 square feet of office, flex and industrial space available for lease of which 885,000 square feet (87%) was leased. The increase in the amount of total square feet in Griffin Land's portfolio reflects the completion in the fiscal 2003 fourth quarter of the shell of an 117,000 square foot industrial building that is ready for tenant work but not yet leased. Leasing in the industrial, flex and office markets where Griffin Land's properties are located was slower in fiscal 2003 as compared to the previous two years. Inquiries from prospective tenants have increased in the latter part of fiscal 2003 and the early part of fiscal 2004 as compared to earlier in fiscal 2003, which management believes indicates that leasing activity may strengthen in the second half of fiscal 2004.

        Net sales and other revenue at Imperial increased from $25.2 million in fiscal 2002 to $26.8 million in fiscal 2003. The increase in Imperial's net sales principally reflects a 4% increase in unit sales volume and the effect of selling, on average, larger sized material in fiscal 2003 as compared to fiscal 2002. The increase in sales of larger sized plants reflects changes in Imperial's product mix made over the past several years. These were offset by overall lower pricing, as product available from growers appeared to exceed demand. Management believes that net sales in fiscal 2003 and fiscal 2002 were hampered by unfavorable weather conditions, particularly during Imperial's peak spring selling season in both years. In fiscal 2003, cold weather in March and early April, including snow in some areas, followed by excessive rain in the latter part of spring resulted in customers delaying and, in many cases, canceling orders. These factors particularly affected Imperial's garden center and wholesaler customer segments. In fiscal 2002, net sales were negatively affected by poor spring weather, which included drought conditions in the Mid-Atlantic area and excessive rain and cold in the Midwest. Imperial's spring net sales accounts for approximately 70% of Imperial's annual net sales.

        Griffin's consolidated operating loss decreased from $2.3 million in fiscal 2002 to $1.8 million in fiscal 2003. The lower consolidated operating loss reflects an increase of $0.4 million in operating profit at Griffin Land and a decrease of $0.3 million in the operating loss at Imperial, partially offset by an increase of $0.2 million in Griffin's general corporate expense.

        Operating profit at Griffin Land increased from $1.1 million in fiscal 2002 to $1.5 million in fiscal 2003, reflecting the following (amounts in millions):

	Fiscal 2003	Fiscal 2002
Profit from leasing activities before depreciation and amortization expense	$6.7	$5.1
Profit from property sales	—	0.3
General and administrative expenses	(2.2)	(2.1)

Profit before depreciation and amortization expense	4.5	3.3
Depreciation and amortization expense	(3.0)	(2.2)

Operating profit	$1.5	$1.1

        Griffin Land's profit (before depreciation and interest) from its leasing activities increased from $5.1 million in fiscal 2002 to $6.7 million in fiscal 2003, due principally to the increase of $3.1 million in leasing revenue discussed above, partially offset by an increase of $1.5 million in operating expenses of Griffin Land's buildings. The higher operating expenses principally reflect $1.1 million related to the two office buildings acquired in the 2003 first quarter, $0.1 million from buildings that were online for the entire year in fiscal 2003 as compared to part of the year in fiscal 2002 and $0.2 million of higher expenses throughout all buildings, due principally to higher snow removal costs, utility expenses and real estate taxes. Land sales generated a profit of $0.3 million in fiscal 2002, however there were no land sales in fiscal 2003. Depreciation and amortization expense at Griffin Land increased in fiscal 2003 as compared to fiscal 2002 due principally to depreciation on the two office buildings acquired in the fiscal 2003 first quarter and a full year's depreciation on buildings completed in fiscal 2002, which included only a partial year's depreciation on those assets. Griffin Land's general and administrative expenses, including real estate taxes on undeveloped land, increased from $2.1 million in fiscal 2002 to $2.2 million in fiscal 2003, due principally to real estate tax increases.

        Imperial's operating loss decreased from $1.9 million in fiscal 2002 to $1.6 million in fiscal 2003. The lower operating loss reflects an increase in Imperial's gross profit from $2.5 million in fiscal 2002 to $2.8 million in fiscal 2003. The higher gross profit was due to a lower charge for unsaleable inventory in fiscal 2003 as compared to fiscal 2002 partially offset by the effect of lower pricing. In fiscal 2003, cost of goods sold included a $0.4 million charge for inventory losses above normal amounts as compared to a $1.8 million charge included in fiscal 2002 cost of goods sold. The inventory charge in fiscal 2002 reflected failures in certain crops, poor results from the propagation of new plants at Imperial's northern Florida operation and failure to sell certain parts of the inventory which subsequently became unsaleable. The significantly lower inventory charge in fiscal 2003 was due to improved operations at Imperial's Florida facility partially offset by the effect of certain disease issues at Imperial's Connecticut operations.

        Excluding the effect of the inventory charges of $1.8 million in fiscal 2002 and $0.4 million in fiscal 2003, Imperial's gross profit decreased from $4.3 million in fiscal 2002 to $3.2 million in fiscal 2003. Imperial's gross margins on sales (excluding the effect of the inventory charges) decreased from 17.1% in fiscal 2002 to 11.9% in fiscal 2003. The lower gross profit and lower margins reflect the effect of the weakened pricing in fiscal 2003 and higher fiscal 2003 freight costs that could not be passed on to customers, which more than offset the effect of the increase in unit sales volume. The higher freight costs, due principally to shipments from Imperial's northern Florida facility, reflect the cost of ensuring that a sufficient quantity of common carrier trucks was available to Imperial to meet the demand for deliveries during Imperial's peak spring selling season. Management is continuing to seek new vendor relationships to ensure continued availability of trucks in sufficient quantity to meet expected demand and to reduce these costs in the future.

        Imperial's selling, general and administrative expenses were $4.4 million in fiscal 2002 and fiscal 2003, but as a percentage of net sales, these expenses decreased from 17.5% of net sales in fiscal 2002 to 16.3% of net sales in fiscal 2003. Imperial's marketing expense (included in selling, general and administrative expense) increased by $0.1 million in fiscal 2003 due principally to promotion of products sold under the new "Novalis" trade name. Overall lower expenses in other areas, due in part to a headcount reduction and efforts to maintain expenses at prior year's level, offset the effect of the higher marketing expenses.

        Griffin's general corporate expense increased from $1.5 million in fiscal 2002 to $1.7 million in fiscal 2003. The increase principally reflects $0.1 million due to higher compensation expenses and $0.1 million of general expense increases.

        Griffin's consolidated interest expense increased from $1.6 million in fiscal 2002 to $2.6 million in fiscal 2003. The increase reflects the overall higher amount of borrowings outstanding in fiscal 2003 as compared to fiscal 2002. Griffin's average amount of debt outstanding in fiscal 2003 was $39.7 million as compared to average outstanding debt of $23.2 million in fiscal 2002. The higher amount of outstanding debt in fiscal 2003 includes the $9.75 million nonrecourse mortgage completed in the 2003 first quarter to finance the acquisition of the 70% interest in two Griffin Center office buildings and other borrowings needed to supplement operating cash flow to finance Griffin's working capital requirements and real estate development activities.

        Griffin's effective rate of its income tax benefit in fiscal 2003 was 37% as compared to an effective income tax benefit rate of 82% in fiscal 2002. Griffin's effective rate of its income tax benefit in fiscal 2003 reflects a 34% rate for a federal income tax benefit, adjusted for state income tax benefits. Griffin has net deferred tax assets of $2.1 million that would be realized upon recognition of taxable income of approximately $5.0 million. Based on projected future taxable income from operations, the sale of appreciated assets in the near future, tax planning strategies and the future periods in which net operating loss carryforwards may be utilized, management believes it is more likely than not that Griffin will realize the benefits of its deferred tax assets currently reported. Therefore, a valuation allowance is not included in Griffin's results for fiscal 2003. The high effective income tax benefit rate in fiscal 2002 reflects the tax benefit on Griffin's pretax loss and the release of a liability of $1.5 million for income taxes as a result of a favorable outcome during fiscal 2002 of tax examinations for earlier years. The tax examinations were made on tax returns filed by Culbro Corporation ("Culbro"), Griffin's parent company prior to the distribution (the "Distribution") of Griffin common stock to Culbro's shareholders in 1997. Under a Tax Sharing Agreement, the liability for income taxes was assumed by Griffin from Culbro at the time of the Distribution.

        Griffin's equity income from Centaur decreased from $3.6 million in fiscal 2002 to $0.4 million in fiscal 2003. The lower equity income in fiscal 2003 reflects several nonrecurring items included in

Centaur's results in fiscal 2002. Results from Griffin's equity investment in Centaur would have been substantially unchanged had it not been for the following nonrecurring items. These included the gain at Centaur from the sale of its Lawtel operation, of which Griffin's equity share was $8.4 million. Partially offsetting the gain on the sale of Lawtel was a goodwill impairment charge at Centaur, of which Griffin's equity share was $5.0 million. Griffin's equity income from Centaur in fiscal 2002 also included the effect of Centaur reversing a valuation allowance on certain of its deferred tax assets, of which Griffin's equity share was $0.7 million. Griffin's fiscal 2003 equity income includes the effect of a charge, of which Griffin's equity share is $0.5 million, for future costs of a lease for office space no longer being used. Griffin's equity income from Centaur in fiscal 2003 also benefited from discontinuing the amortization of goodwill at the beginning of fiscal 2003 in accordance with Griffin's adoption of SFAS No. 142 (see Note 1 to the financial statements included in Item 8). The effect of this accounting change was approximately $0.5 million in fiscal 2003. The increase in net sales at Centaur from fiscal 2002 to fiscal 2003 was substantially offset by higher costs and expenses.

  Fiscal 2002 Compared to Fiscal 2001

        Griffin's consolidated net sales and other revenue increased from $32.0 million in fiscal 2001 to $34.0 million in fiscal 2002. The increase of $2.0 million reflects an increase in net sales and other revenue of $1.6 million at Imperial and an increase in net sales and other revenue of $0.4 million at Griffin Land.

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

        Griffin's consolidated operating loss decreased from $3.2 million in fiscal 2001 to $2.3 million in fiscal 2002. Griffin's consolidated operating loss in fiscal 2001 included an operating loss of $0.8 million from Imperial's SSCs prior to their sale in January 2001. Excluding the operating loss from the SSCs in fiscal 2001, Griffin's overall operating results were substantially unchanged in fiscal 2002 as compared to fiscal 2001.

        Operating profit at Griffin Land increased from $1.0 million in fiscal 2001 to $1.1 million in fiscal 2002, reflecting the following (amounts in millions):

	Fiscal 2002	Fiscal 2001
Profit from leasing activities before depreciation and amortization expense	$5.1	$5.1
Profit from property sales	0.3	—
General and administrative expenses	(2.1)	(2.2)

Profit before depreciation and amortization expense	3.3	2.9
Depreciation and amortization expense	(2.2)	(1.9)

Operating profit	$1.1	$1.0

        Although profit from leasing remained unchanged, fiscal 2001 included the benefit of $0.5 million from a lease termination. Excluding the early lease termination payment, profit from Griffin Land's commercial properties increased by $0.5 million in fiscal 2002 due to an increase in the amount of space leased in fiscal 2002 as compared to fiscal 2001. At November 30, 2002, Griffin Land had 1,013,000 square feet of office, flex and industrial space available for lease (including 50,000 square feet in the office building shell that was recently completed and is now ready for tenant work and the 160,000 square feet of office space in the two buildings owned by the joint venture in which Griffin held a 30% interest as of November 30, 2002), of which 885,000 square feet (87%) was occupied. At December 1, 2001 Griffin had 906,000 square feet of office and industrial space available for lease with 826,000 square feet (91%) occupied at that time. The increase in the amount of square feet available reflects the completion in fiscal 2002 of a 57,000 square foot facility in the New England Tradeport that is fully leased and the completion of the shell of a 50,000 square foot office building that is not yet leased.

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

        Griffin's effective rate of the income tax benefit in fiscal 2002 is 82% as compared to an effective income tax rate of 55% in fiscal 2001. The high effective benefit rate in fiscal 2002 reflects the tax benefit on its pretax loss and the release of a liability of $1.5 million for income taxes as a result of a favorable outcome of tax examinations for earlier years. The tax examinations were made on tax returns filed by Culbro Corporation ("Culbro"), Griffin's parent company prior to the distribution (the "Distribution") of Griffin common stock to Culbro's shareholders in 1997. Under a Tax Sharing Agreement, the liability for income taxes was assumed by Griffin from Culbro at the time of the Distribution. The high effective tax rate in fiscal 2001 reflects a basis difference in the writedown of an investment.

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

Off Balance Sheet Arrangements

        Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

        In fiscal 2003, net cash used in operating activities was $0.9 million as compared to net cash used in operating activities of $2.2 million in fiscal 2002. The decrease of $1.3 million of net cash used in operating activities principally reflects an increase of $0.6 million in accounts payable and current liabilities in fiscal 2003 as compared to a decrease of $1.8 million in fiscal 2002, reflecting timing of payments, particularly for construction work at Griffin Land. Partially offsetting the effect of the favorable change in accounts payable and accrued liabilities were net unfavorable changes in accounts receivable and inventories. Included in fiscal 2003 operating activities was a $1.2 million lease inducement payment related to a lease extension with a major tenant in one of Griffin Land's industrial buildings. The terms of the lease extension require Griffin Land to make certain improvements to the property. The cost to Griffin Land of the incentive payment and tenant improvements, in total, is not expected to exceed $2.5 million. Most of the expenditures for the improvements will be in the first half of fiscal 2004. The new lease rates consider the inducement payment and tenant improvements, including an interest factor, to provide Griffin Land an appropriate return on its investment of these initial costs over the term of the lease. Griffin Land has received a commitment from the mortgage holder on this building and another property in the New England Tradeport for an additional $1.5 million mortgage on those buildings. The mortgage is expected to be completed in the 2004 second quarter after completion and acceptance of the tenant improvements.

        Net cash used in investing activities increased from $7.0 million in fiscal 2002 to $14.6 million in fiscal 2003. The increase of $7.6 million reflects $7.7 million used in fiscal 2003 for the acquisition of the remaining 70% interest in a joint venture that owned two office buildings aggregating approximately 160,000 square feet in which Griffin Land held a 30% interest. A deposit of $1.0 million, made in fiscal 2002, was applied against the purchase price of the 70% interest of the joint venture. Additions to real estate held for sale or lease increased from $3.4 million in fiscal 2002 to $6.2 million in fiscal 2003. The increase of $2.8 million principally reflects a $1.3 million increase in spending on new construction in fiscal 2003, due to the shell of an approximately 117,000 square foot facility in the New England Tradeport built in fiscal 2003 on speculation and a $0.9 million increase in fiscal 2003 capital spending for building improvements and infrastructure improvements in Griffin Land's office and industrial parks. Additions to real estate held for sale or lease in fiscal 2002 principally included construction, on speculation, of the shell of a 50,000 square foot office building.

        Additions to property and equipment, principally for Imperial, decreased from $2.5 million in fiscal 2002 to $0.7 million in fiscal 2003. The decrease of $1.8 million principally reflects the completion, in early fiscal 2003, of the expansion of Imperial's northern Florida growing operation that had been ongoing during the past four years. Over that time, Imperial has expanded and improved its facilities in Connecticut and northern Florida at a total cost of $7.6 million. Capital expenditures at Imperial in fiscal 2004 are expected to be less than $1.0 million, consistent with capital spending in fiscal 2003 but substantially lower than the earlier three years, because the expansion of Imperial's growing operations was completed in fiscal 2003.

        Net cash provided by financing activities increased from $9.3 million in fiscal 2002 to $15.5 million in fiscal 2003. The increase of $6.2 million reflects the completion in fiscal 2003 of a $9.75 million nonrecourse mortgage on the two office buildings that Griffin Land acquired the remaining 70% interest from a joint venture in December 2002. Additionally, borrowings under Griffin's revolving credit agreement (the "Credit Agreement") with Fleet National Bank ("Fleet") increased by $6.5 million from $4.2 million at November 30, 2002 to $10.7 million at November 29, 2003. The proceeds from the increase in debt were used to (a) acquire the 70% interest in the real estate joint venture; (b) finance construction and development activities in the real estate business; and (c) fund operations in the landscape nursery business.

        In fiscal 2004, Griffin is planning to continue to invest in its real estate business. In addition to the improvements that will be made in conjunction with the lease extension described above, additional amounts will be required to complete the interiors of the shells of the office and the industrial buildings that were recently built on speculation. The buildout of the interiors of these buildings will be started when leases are obtained. Griffin Land will also continue to seek approval for its proposed residential developments, including a newly proposed 50 lot subdivision in Suffield, Connecticut, the proposed development in Simsbury, Connecticut that is currently in litigation and the sale of the remaining development rights of Griffin Land's Walden Woods development in Windsor, Connecticut. Griffin Land has an agreement for the sale of those development rights, but completion of the transaction is subject to the purchaser receiving approval of their plans by the town's land use commissions. Based on the terms currently contemplated, proceeds from that sale are expected to be approximately $3.0 million, although completion of this transaction is not expected to take place in fiscal 2004. Griffin Land intends to proceed with residential development plans on other of its lands that are also appropriate for that use.

        Griffin's payments (including principal and interest) under contractual obligations as of November 29, 2003 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$50.4	$2.8	$5.6	$5.6	$36.4
2002 Credit Agreement (1)	10.7	—	10.7	—	—
Capital Lease Obligations	0.4	0.2	0.2	—	—
Operating Lease Obligations	0.8	0.2	0.3	0.3	—
Purchase Obligations (2)	3.7	3.7	—	—	—
Other (3)	1.0	—	—	—	1.0

	$67.0	$6.9	$16.8	$5.9	$37.4

(1)
Reflects the amount outstanding for the Credit Agreement as of November 29, 2003. Due to the variable interest rate on this debt, interest for future periods is not included above.

(2)
Includes commitments made as of November 29, 2003 for the purchase of services and materials for improvements to one of Griffin Land's industrial buildings related to a lease extension with a major tenant, a portion of which will be reimbursed by the tenant.

(3)
Includes Griffin's deferred compensation plan and other post retirement benefits liabilities.

        The Credit Agreement is used to finance working capital requirements at Griffin's landscape nursery and real estate businesses and for investment in Griffin's real estate assets. The Credit Agreement is collateralized by certain of Griffin's real estate assets and includes financial covenants with respect to Griffin's fixed charge coverage (as defined), net worth and leverage. At November 29, 2003, Griffin was not in compliance with the fixed charge coverage covenant of the Credit Agreement. Griffin has recently amended the Credit Agreement with Fleet (the "Fourth Amendment"). The Fourth Amendment includes a waiver of such non-compliance, amends the fixed charge coverage covenant and adds a minimum earnings before interest and taxes covenant. The Fourth Amendment requires Griffin to pledge the accounts receivable and inventory of Imperial as additional collateral for the Credit Agreement and also requires Griffin to either (a) complete the sale of Griffin's investment in Centaur by May 1, 2004 (see below) with the proceeds used to pay down outstanding indebtedness under the Credit Agreement, or (b) raise a minimum of $18 million in debt and equity financing by June 1, 2004. Accordingly, the amount outstanding under the Credit Agreement at November 29, 2003 is included in current liabilities on Griffin's balance sheet. As part of the requirement to raise additional capital if the sale of Centaur is not completed, Griffin's President and Chief Executive Officer has committed to Fleet Bank to exercise stock options which would generate proceeds of $4.2 million to Griffin.

        On January 15, 2004, Griffin and the other principal shareholders of Centaur executed a heads of agreement (a preliminary agreement) providing for the sale of all of the outstanding equity interests in Centaur. Consummation of the sale is subject to numerous contingencies, including without limitation, the satisfactory completion of due diligence and the receipt of sufficient financing by the buyer. The form of consideration to be received by Griffin in the transaction would be principally cash, but would include some securities of the buyer. Based on the terms of the heads of agreement, Griffin's gain on this transaction would be in the range of in excess of $7.00 per share, although, under certain circumstances, the gain with respect to that portion of the proceeds received in the form of securities may be deferred until the sale of the related securities. Completion of the sale of Centaur under the current terms and in the currently expected time frame would satisfy Griffin's requirements to raise additional capital under the Fourth Amendment to the Credit Agreement and would fund all of Griffin's expected capital requirements.

        Management believes that if the sale of Centaur is not completed, in the near term, cash flow after debt service and borrowings available under the Credit Agreement, as amended, may need to be supplemented to finance the working capital requirements of Imperial during the upcoming peak cash usage period in spring 2004. Under the Fourth Amendment to the Credit Agreement, Griffin is required to complete the sale of Centaur before May 1, 2004 or raise additional capital before June 1, 2004. As there can be no assurance that the Centaur transaction will be completed in a time frame that would satisfy the requirements of the Fourth Amendment, or completed at all, management is in the process of preparing to raise the additional capital required by the Fourth Amendment. Although there can be no assurance that such additional financing will be available on terms that management finds acceptable, or at all, management believes that it will raise the required capital. If Griffin is unable to complete the sale of its investment in Centaur before May 1, 2004 or raise the required additional capital before June 1, 2004, Griffin would be in default under its Credit Agreement and may be required to reduce or delay certain expenditures in spring 2004.

        Over the intermediate and long-term, additional mortgage placements, construction financing or additional credit facilities may be required to fund capital projects.

Forward-Looking Information

        The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the expansion and improved return on assets of Imperial's operations, construction and leasing of additional facilities in the real estate business, completion of the sale of the development rights of Walden Woods, approval of other proposed residential subdivisions, completing the sale of Centaur and obtaining the additional financing required under the Fourth Amendment to the Credit Agreement. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

        For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin's mortgage interest rates and related principal payment requirements are described in Note 5 to the consolidated financial statements in Item 8. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $10.7 million of variable rate debt outstanding at November 29, 2003. An increase in interest rates of 1% would have increased Griffin's interest expense by $0.1 million.

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

        Griffin does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in operations. Griffin does have investments in privately-owned companies based in the United Kingdom. Changes in foreign currency exchange rates could affect the results of an equity investment in Griffin's financial statements. The companies have historically reinvested their earnings for future growth. The ultimate liquidation of those investments and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRIFFIN LAND & NURSERIES, INC

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001
Net sales and other revenue	$38,160	$33,961	$32,013
Cost of goods sold	31,514	28,196	24,948
Selling, general and administrative expenses	8,479	8,053	10,247

Operating loss	(1,833)	(2,288)	(3,182)
Gain on sale of Sales and Service Centers	—	—	9,469
Write-down of investment	—	—	(2,225)
Interest expense	(2,621)	(1,619)	(933)
Interest income	39	26	149

(Loss) income before income tax (benefit) provision and before equity investment	(4,415)	(3,881)	3,278
Income tax (benefit) provision	(1,633)	(3,164)	1,788

(Loss) income before equity investment	(2,782)	(717)	1,490
Income (loss) from Centaur Communications, Ltd.	433	3,642	(353)

Net (loss) income	$(2,349)	$2,925	$1,137

Basic net (loss) income per common share	$(0.48)	$0.60	$0.23

Diluted net (loss) income per common share	$(0.49)	$0.53	$0.22

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 29, 2003	Nov. 30, 2002 (As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$18	$24
Accounts receivable, less allowance of $149 and $129	1,948	1,999
Inventories	32,396	31,164
Deferred income taxes	1,812	2,110
Other current assets	3,161	3,473

Total current assets	39,335	38,770
Real estate held for sale or lease, net	64,653	50,546
Investment in Centaur Communications, Ltd.	20,895	20,063
Property and equipment, net	11,919	12,514
Other assets	8,919	10,847

Total assets	$145,721	$132,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,573	$3,939
Current portion of long-term debt	11,428	540

Total current liabilities	16,001	4,479
Long-term debt	30,737	26,007
Deferred income taxes	—	1,656
Other noncurrent liabilities	1,659	1,344

Total liabilities	48,397	33,486

Commitments and Contingencies (Note 12)
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 4,876,916 and 4,864,916 shares issued and outstanding, respectively	49	49
Additional paid-in capital	93,392	93,372
Retained earnings	3,612	5,961
Accumulated other comprehensive income (loss)	271	(128)

Total stockholders' equity	97,324	99,254

Total liabilities and stockholders' equity	$145,721	$132,740

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Stockholders' Equity

(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid- in Capital (As Restated)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total (As Restated)	Total Comprehensive Income (Loss)
Balance at December 2, 2000 (as originally reported)	4,862,704	$49	$93,584	$1,899	$186	$95,718	$—
Effect of restatement	—	—	(216)	—	—	(216)	—

Balance at December 2, 2000 (as restated)	4,862,704	49	93,368	1,899	186	95,502	—
Other comprehensive income	—	—	—	—	61	61	61
Net income	—	—	—	1,137	—	1,137	1,137

Balance at December 1, 2001	4,862,704	49	93,368	3,036	247	96,700	$1,198

Exercise of employee stock options	2,212	—	4	—	—	4
Other comprehensive loss	—	—	—	—	(375)	(375)	(375)
Net income	—	—	—	2,925	—	2,925	2,925

Balance at November 30, 2002	4,864,916	49	93,372	5,961	(128)	99,254	$2,550

Exercise of employee stock options	12,000	—	20	—	—	20
Other comprehensive income	—	—	—	—	399	399	399
Net loss	—	—	—	(2,349)	—	(2,349)	(2,349)

Balance at November 29, 2003	4,876,916	$49	$93,392	$3,612	$271	$97,324	$(1,950)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001
Operating activities:
Net (loss) income	$(2,349)	$2,925	$1,137
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,509	3,226	2,919
(Income) loss from equity investment	(433)	(3,642)	353
Deferred income taxes	(1,612)	(373)	(93)
Release of accrued tax liability	—	(1,508)	—
Gain on sale of Sales and Service Centers	—	—	(9,469)
Write-down of investment	—	—	2,225
Changes in assets and liabilities which (decreased) increased cash:
Accounts receivable	64	438	2,328
Inventories	(1,232)	(715)	(3,033)
Other current assets	(594)	(1,048)	27
Accounts payable and accrued liabilities	626	(1,822)	(1,861)
Income tax refund	1,062	—	—
Lease inducement payment	(1,169)	—	—
Other, net	272	298	(529)

Net cash used in operations	(856)	(2,221)	(5,996)

Investing activities:
Acquisition of 70% interest in real estate joint venture, net of cash acquired of $16	(7,702)	(1,000)	—
Additions to real estate held for sale or lease	(6,185)	(3,420)	(10,238)
Additions to property and equipment	(736)	(2,478)	(2,899)
Proceeds from sale of Sales and Service Centers	—	—	18,390
Other, net	—	(145)	111

Net cash (used in) provided by investing activities	(14,623)	(7,043)	5,364

Financing activities:
Increase in debt	16,225	10,925	12,075
Payment of debt	(706)	(893)	(12,457)
Debt issuance costs	(66)	(771)	(89)
Exercise of stock options	20	4	—

Net cash provided by (used in) financing activities	15,473	9,265	(471)

Net (decrease) increase in cash and cash equivalents	(6)	1	(1,103)
Cash and cash equivalents at beginning of year	24	23	1,126

Cash and cash equivalents at end of year	$18	$24	$23

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

        Griffin accounts for its investments in Centaur Communications, Ltd. ("Centaur") and real estate joint ventures under the equity method of accounting. Centaur reports on a June 30 fiscal year in accordance with generally accepted accounting principles in the United Kingdom. However, Griffin reports its share of equity in Centaur's earnings (losses) based upon Griffin's fiscal year. Griffin converts Centaur's financial statements to accounting principles generally accepted in the United States of America and translates balance sheet information at the exchange rate as of the balance sheet date and uses the average exchange rates over the period to translate the statement of operations. Substantially all of Griffin's investment in Centaur represents the excess of the cost of Griffin's investment over the book value of its equity in Centaur (representing publishing rights and goodwill) and, through fiscal 2002, was being amortized on a straight-line basis over 30-40 years, which commenced in 1985. Effective in fiscal 2003, Griffin no longer amortizes goodwill related to its investment in Centaur (see below), but continues to amortize publishing rights over 30 years.

  Restatement

        In Centaur's year ended June 30, 2003, Centaur recorded a tax expense and a deferred tax liability of $883 that should have been previously provided as a temporary difference in its fiscal 2002 financial statements. Under generally accepted accounting principles in the United Kingdom, Centaur was allowed to provide partial reserves for certain temporary differences until Centaur's 2002 fiscal year. This deferred tax provision recorded in Centaur's 2003 fiscal year related to a transaction that took place in Centaur's year ended June 30, 1996. Under accounting principles generally accepted in the United States of America, the full deferred tax provision should be reflected at the time it arises. Accordingly, the adjustment impacts the 1996 fiscal year of Griffin's previous parent company, Culbro Corporation ("Culbro") prior to July 3, 1997, when Griffin, including its investment in Centaur, was spun off to Culbro's shareholders. Centaur's reported results for the twelve month period ended November 30 are used by Griffin to record its share of Centaur's earnings, however, in recording Griffin's equity share of Centaur's earnings for the twelve months ended November 30, 2003, Griffin excluded its $216 equity share of this 1996 expense and restated its investment in Centaur and corresponding equity (additional paid-in capital) by $216 at the earliest balance sheet date reported.

  Business Segments

        Griffin is engaged in the landscape nursery and real estate businesses. Imperial, Griffin's subsidiary in the landscape nursery segment, is engaged in growing plants in containers which are sold principally to mass merchandisers, home centers, garden centers, wholesalers and landscape contractors. On January 26, 2001, Imperial completed the sale of its wholesale sales and service centers (see Note 2). Imperial remains in the landscape nursery business with its growing operations in Connecticut and northern Florida.

        Griffin's real estate segment, Griffin Land, builds, leases and manages commercial and industrial properties and develops residential subdivisions on its land in Connecticut and Massachusetts.

  Fiscal Year

        Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal years 2003, 2002 and 2001 each contained 52 weeks and ended November 29, 2003, November 30, 2002 and December 1, 2001, respectively.

  Inventories

        Griffin's inventories are stated at the lower of cost or market using the average cost method. Nursery stock includes certain inventories which will not be sold or used within one year. It is industry practice to include such inventories in current assets.

  Stock-Based Compensation

        Griffin accounts for stock options using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148, which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation. Griffin's amounts would have been the following pro forma amounts under the method prescribed by SFAS No. 123:

	For the Fiscal Years Ended,
	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001
Net (loss) income, as reported	$(2,349)	$2,925	$1,137
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(267)	(332)	(357)

Net (loss) income, pro forma (under SFAS No. 123)	$(2,616)	$2,593	$780

Adjusted net (loss) income for computation of diluted per share results, proforma (under SFAS No. 123)	$(2,659)	$2,310	$757

Basic net (loss) income per common share, as reported	$(0.48)	$0.60	$0.23

Basic net (loss) income per common share, pro forma (under SFAS No. 123)	$(0.54)	$0.53	$0.16

Diluted net (loss) income per common share, as reported	$(0.49)	$0.53	$0.22

Diluted net (loss) income per common share, pro forma (under SFAS No. 123)	$(0.55)	$0.46	$0.15

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

  Revenue and Gain Recognition

        In the landscape nursery business, sales and the related cost of sales are recognized upon shipment of products. Sales returns are not material. All amounts billed to customers for shipping and handling are included in net sales and the costs of shipping and handling are included in cost of sales.

        In the real estate business, revenue includes rental revenue from Griffin Land's commercial and industrial properties and proceeds from the sales of real estate. Rental revenue is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Gains on real estate sales are recognized in accordance with SFAS No. 66, "Accounting for Sales of Real Estate," based on the specific terms of each sale.

  Goodwill and Other Intangible Assets

        At the beginning of fiscal 2003, Griffin adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill is no longer amortized, but is subject to periodic tests for impairment based upon fair values. Griffin did not incur a charge for impairment upon adoption of SFAS No. 142. Accordingly, there is no amortization of goodwill included in Griffin's results from its equity investment in Centaur in fiscal 2003. The following reflects adjustments to the fiscal 2002 and fiscal 2001 results as if SFAS No. 142 had been adopted in those years:

	For the Fiscal Years Ended,
	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001
Net (loss) income, as reported	$(2,349)	$2,925	$1,137
Add back: goodwill amortization related to equity investment	—	457	506

Adjusted net (loss) income	$(2,349)	$3,382	$1,643

Reported basic net (loss) income per share	$(0.48)	$0.60	$0.23

Adjusted basic net (loss) income per share	$(0.48)	$0.70	$0.34

Reported diluted net (loss) income per share	$(0.49)	$0.53	$0.22

Adjusted diluted net (loss) income per share	$(0.49)	$0.62	$0.33

        Griffin's other intangible assets consist principally of the value of above-market and below-market in-place leases and customer relationships with tenants recorded in connection with Griffin's acquisition in fiscal 2003 of a 70% interest in a joint venture that owned two office buildings. Griffin previously held the remaining 30% interest in these buildings. Amortization of the value of above-market and below-market leases is determined on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants is determined on a straight-line basis over the lease terms and anticipated renewal periods. Other intangible assets are included in other assets on Griffin's balance sheet.

  Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This pronouncement addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 was effective for Griffin in fiscal 2003. This new standard did not have an impact on Griffin's fiscal 2003 financial statements.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement retains the requirements of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and measures an impairment loss as the difference between the carrying amount and fair value of the asset. This pronouncement also addresses the accounting for long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 was effective for Griffin in fiscal 2003. This new standard did not have an impact on Griffin's fiscal 2003 financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses from certain debt extinguishment as part of a risk management strategy not to be reported as extraordinary items. SFAS No. 145 was effective for Griffin in fiscal 2003. This new standard did not have an impact on Griffin's fiscal 2003 financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This new pronouncement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 was effective for Griffin in fiscal 2003. This new standard did not have an impact on Griffin's fiscal 2003 financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statement No. 5, Accounting for Contingencies)," ("Fin No. 45"). Fin No. 45 requires guarantors to recognize a liability for the fair value of an obligation it assumes under a guarantee and requires certain disclosures related to guarantees. The provisions for initial recognition and measurement of guarantees under Fin No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Fin No. 45 were effective for Griffin in fiscal 2003. The adoption of Fin No. 45 did not have an impact of Griffin's financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires enhanced disclosure of information on stock-based compensation in annual and interim financial statements. Management has not changed its method of accounting for stock-based compensation, but has included the required enhanced disclosure.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements)," ("Fin No. 46"). Fin No. 46 requires existing unconsolidated variable interest entities to be included in the consolidated financial statements of a business enterprise if the primary beneficiaries of the variable interest entities do not effectively disperse risk among all parties involved. The requirements of Fin No. 46 will be effective for Griffin in fiscal 2004. The adoption of Fin No. 46 is not expected to have an impact on Griffin's financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative contracts entered into or modified after June 30, 2003. Griffin does not currently have any derivative instruments. This new standard did not have an impact of Griffin's financial statements.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new standard requires an issuer to classify certain financial statements as liabilities or, in some instances, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This new standard did not have an impact on Griffin's financial statements.

  Environmental Matters

        Environmental expenditures are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and do not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. There were no liabilities related to environmental assessments as of November 29, 2003 and November 30, 2002.

  Fair Value of Financial Instruments

        The amounts included in the financial statements for accounts receivable, accounts payable and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of Griffin's other financial instruments are discussed in Note 5.

  Earnings Per Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the average number of common shares outstanding during the year. The calculation of diluted net income (loss) per common share includes adjusting Griffin's net income (loss) to include the effect of stock options outstanding at Griffin's equity investee, Centaur, and adjusting outstanding shares, assuming conversion of all potentially dilutive Griffin stock options.

  Reclassifications

        Certain prior year balances have been reclassified to conform with the current year presentation.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. The more significant estimates include, among others, the impairment charge for Linguaphone recorded in fiscal 2001, the allowance for doubtful accounts, the inventory reserves, deferred taxes, net realizable value of real estate held for sale or lease and the assumptions used in determining the accrual for postretirement benefits.

2.    Sale of Sales and Service Centers

        On January 26, 2001, Imperial completed the sale of all of the assets of its seven wholesale sales and service centers (the "SSCs") to Shemin Nurseries, Inc. ("Shemin"). Shemin also assumed certain liabilities related to the SSCs. The SSCs sold a wide variety of plant material and horticultural tools and products to the landscape trade. A portion of the products sold by the SSCs were grown by Imperial's farming operations. Imperial's only continuing involvement in Shemin is an approximately 13.8% ownership interest in Shemin's parent company (see below). A three year supply agreement pursuant to which Shemin was obligated to purchase Imperial grown product for the SSCs terminated in January 2004. The net book value of the assets sold and liabilities assumed by Shemin was $13.5 million. Prior to the sale of the SSCs in fiscal 2001, the net sales of the SSCs were $1.9 million and the SSCs incurred an operating loss, before Imperial's central overhead expenses, of $0.8 million through the date of the sale. Imperial continues in the landscape nursery business with its container growing operations in Connecticut and northern Florida.

        The consideration received by Imperial on the sale of the SSCs included cash of $18.4 million after expenses. Cash of $11.2 million from the sale was used to repay all of the amount then outstanding under Griffin's revolving credit agreement. The remaining cash was used for general corporate purposes. In addition to the cash payment, Griffin received 20,570 shares of common stock (representing approximately 13.8% of the outstanding common stock) of Shemin Acquisition Corporation ("Acquisition"), the parent company of Shemin. The common stock of Acquisition is valued at $6.1 million and is included in other assets on the accompanying balance sheet. As a result of Griffin retaining a common equity ownership interest in Acquisition, $1.5 million of the gain from the sale of the SSCs has been deferred, and is offset against the investment in Acquisition on Griffin's balance sheet. Griffin accounts for its investment in Acquisition under the cost method of accounting for investments.

        The sale of the SSCs reflected the disposition of the following assets and liabilities by Imperial:

Accounts receivable	$1,407
Inventories	4,453
Other current assets	1,037
Fixed assets, net	7,393
Other assets	161

14,451
Accounts payable and accrued liabilities	(719)
Capital leases	(271)

Net assets disposed	$13,461

        The following unaudited Pro Forma Condensed Consolidated Statement of Operations for the fiscal year ended December 1, 2001 includes pro forma adjustments to reflect the sale of the SSCs as if it had taken place at the beginning of the fiscal year presented. Such adjustments include the elimination of sales, cost of sales and direct operating expenses of the SSCs, the elimination of salaries and benefits of employees terminated as a result of the sale of the SSCs, the inclusion of sales from Imperial's growing operations to the SSCs acquired by Shemin, the effect of the net cash proceeds on Griffin's interest expense and interest income, and adjustment to Griffin's income tax provision.

        In the opinion of management, all adjustments necessary to fairly present this pro forma information have been made. The pro forma information does not purport to be indicative of the results that would have been reported had this transaction actually occurred on the date specified, nor is it indicative of Griffin's future results.

Pro Forma Condensed Consolidated Statement of Operations (Unaudited)

For the Fiscal Year Ended Dec. 1, 2001
Net sales and other revenue	$30,130
Cost of goods sold	23,517
Selling, general and administrative expenses	8,931

Operating loss	(2,318)
Gain on sale of Sales and Service Centers	9,469
Write-down of investment	(2,225)
Interest expense, net	(624)

Income before income tax provision	4,302
Income tax provision	2,198

Income before equity investment	2,104
Loss from equity investment	(353)

Net income	$1,751

Basic net income per common share	$0.36

Diluted net income per common share	$0.35

3.    Industry Segment Information

        Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

	For the Fiscal Years Ended,
	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001
Net sales and other revenue
Landscape nursery product sales	$26,803	$25,212	$23,610
Real estate sales and rental revenue	11,357	8,749	8,403

	$38,160	$33,961	$32,013

Operating profit (loss)
Landscape nursery	$(1,581)	$(1,921)	$(2,741)
Real estate	1,500	1,142	1,046

Industry segment totals	(81)	(779)	(1,695)
General corporate expense	(1,752)	(1,509)	(1,487)
Gain on sale of Sales and Service Centers	—	—	9,469
Write-down of investment	—	—	(2,225)
Interest expense, net	(2,582)	(1,593)	(784)

(Loss) income before income tax (benefit) provision	$(4,415)	$(3,881)	$3,278

	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001
Identifiable assets
Landscape nursery	$50,904	$50,306	$48,908
Real estate	71,124	58,431	55,746

Industry segment totals	122,028	108,737	104,654
General corporate (consists primarily of investments)	23,693	24,003	19,305

	$145,721	$132,740	$123,959

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001
Landscape nursery	$700	$2,451	$2,815	$1,295	$1,172	$1,267
Real estate	6,221	3,447	10,322	3,064	1,911	1,613

Industry segment totals	6,921	5,898	13,137	4,359	3,083	2,880
General corporate	—	—	—	150	143	39

	$6,921	$5,898	$13,137	$4,509	$3,226	$2,919

        See Note 2 regarding the sale of the SSCs in fiscal 2001, and Note 9 for information on Griffin's equity investment in Centaur.

4.    Income Taxes

        Griffin's income tax (benefit) provision and deferred tax assets and liabilities in the accompanying financial statements have been calculated in accordance with SFAS No. 109 "Accounting for Income

Taxes." The income tax (benefit) provision for fiscal 2003, fiscal 2002 and fiscal 2001 are summarized as follows:

	For the Fiscal Years Ended,
	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001
Current federal	$(111)	$(2,837)	$1,525
Current state and local	90	46	356
Deferred federal	(1,391)	(198)	(285)
Deferred state and local	(221)	(175)	192

Total income tax (benefit) provision	$(1,633)	$(3,164)	$1,788

        The reasons for the difference between the United States statutory income tax rate and the effective rates are shown in the following table:

	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001
Tax (benefit) provision at statutory rates	$(1,501)	$(1,320)	$1,115
State and local taxes	(149)	(141)	427
Permanent items	12	(53)	2
Reversal of accrued tax liability	—	(1,508)	—
Tax liability adjustments	—	(131)	—
Basis difference on investment	—	—	343
Other	5	(11)	(99)

Total income tax (benefit) provision	$(1,633)	$(3,164)	$1,788

        The release of an accrual for income tax liability in fiscal 2002 reflects the favorable settlement of tax examinations of earlier years. The tax examinations were made on tax returns filed by Culbro, Griffin's parent company prior to the distribution (the "Distribution") of Griffin common stock to Culbro's stockholders in 1997. The accrual for income taxes was assumed by Griffin from Culbro at the time of the Distribution for unresolved tax examinations of earlier years. Under a Tax Sharing Agreement between Griffin and Culbro, Griffin remained liable after the Distribution for tax assessments related to certain items included on Culbro's consolidated income tax returns. The Tax Sharing Agreement provided, among other things, for the allocation between Culbro and Griffin of federal, state, local and foreign tax liabilities for all periods that Griffin was a wholly-owned subsidiary of Culbro. With respect to the consolidated tax returns filed by Culbro, the Tax Sharing Agreement provides that Griffin remained liable for any amounts that Culbro would have been required to pay with respect to any deficiencies assessed through the date that the common stock of Griffin was distributed to Culbro shareholders, generally as if Griffin had filed separate tax returns.

        The significant components of Griffin's current deferred tax asset and noncurrent deferred tax asset (liability) are shown below. Griffin's noncurrent deferred tax asset is included in other assets on Griffin's consolidated balance sheet as of November 29, 2003.

	Nov. 29, 2003	Nov. 30, 2002
Inventory	$1,651	$1,474
State net operating loss carryforwards	88	256
Other	73	380

Current deferred tax asset	$1,812	$2,110

	Nov. 29, 2003	Nov. 30, 2002
Depreciation	$(1,942)	$(2,173)
Federal and state net operating loss and credit carryforwards	1,406	—
Deferred gain on sale of SSCs	560	551
Write-down of investment	413	413
Other	(183)	(447)

Noncurrent deferred tax asset (liability)	$254	$(1,656)

        At November 29, 2003, Griffin had United States federal net operating loss carryforwards of $2.1 million which expire in 20 years. State net operating loss carryforwards of $5.1 million range in expiration; $1.2 million expires in one year, $0.6 million expires in two years and $3.3 million expires in nineteen years. A valuation allowance was not provided against any deferred tax assets because management believes that it is more likely than not that the deferred tax assets will be realized, primarily from future operations, the sale of appreciated assets and tax planning strategies.

        Although realization of these deferred tax assets is not assured, Griffin assessed positive evidence including unrealized and unrecognized appreciation in net assets and tax planning strategies, and negative evidence including Griffin's losses in recent years, and concluded that it was more likely than not that all deferred tax assets will be realized. Realization is dependent on generating sufficient future taxable income during periods in which temporary differences become deductible and prior to the expiration of net operating loss carryforwards.

5.    Long-Term Debt

        Long-term debt includes:

	Nov. 29, 2003	Nov. 30, 2002
Nonrecourse mortgages:
8.54% due July 1, 2009	$7,914	$7,983
6.08% due January 1, 2013	9,610	—
8.13% due April 1, 2016	6,019	6,172
7.0% due October 1, 2017	7,537	7,656

Total nonrecourse mortgages	$31,080	$21,811
Credit Agreement	10,725	4,250
Capital leases	360	486

Total	42,165	26,547
Less: current portion	11,428	540

Total long-term debt	$30,737	$26,007

        The annual principal payment requirements under the terms of the mortgages for the years 2004 through 2008 are $527, $605, $632, $680, and $729, respectively. The aggregate book value of land and buildings under the mortgages was $30.8 million at November 29, 2003.

        On December 17, 2002, Griffin completed a $9.75 million nonrecourse mortgage of two office buildings. Proceeds of the mortgage were used to finance Griffin's $8.7 million acquisition, completed on December 6, 2002, of a 70% interest in those buildings. Griffin previously held the remaining 30% interest in those buildings. The mortgage has a 6.08% rate and a term of ten years, with payments based on a twenty-five year amortization period.

        On February 8, 2002, Griffin entered into a $19.4 million revolving credit agreement, as amended (the "Credit Agreement") with Fleet National Bank ("Fleet"). The initial borrowings under the Credit Agreement were used to repay the amount then outstanding ($4.5 million) under Griffin's bridge loan, to repay a mortgage of $0.4 million on one of Griffin's commercial buildings and for certain expenses related to the Credit Agreement. The Credit Agreement is being used to finance working capital requirements at Griffin's landscape nursery and real estate businesses and for investment in Griffin's real estate assets. Borrowings under the Credit Agreement may be, at Griffin's option, on an overnight basis or for periods of one, two, three or six months. Overnight borrowings bear interest at Fleet's prime rate plus a margin of 0.5% per annum. Borrowings of one month and longer bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of 2.5% per annum. The amount outstanding at November 29, 2003 under the Credit agreement had a weighted average interest rate of 3.63%. There are no compensating balance requirements, and Griffin pays a commitment fee of 0.25% per annum on unused borrowing capacity. The Credit Agreement is collateralized by certain of Griffin's real estate assets and includes financial covenants with respect to Griffin's fixed charge coverage (as defined), net worth and leverage.

        On September 17, 2002, Griffin completed a $7.7 million nonrecourse mortgage of two commercial properties. Proceeds of the mortgage were used to reduce the amount then outstanding under the Credit Agreement. The mortgage has an interest rate of 7.0% and a term of fifteen years, with payments based on a twenty-five year amortization period. One of the properties included in this mortgage was previously included as collateral under the Credit Agreement. As a result of releasing that property from the collateral of the Credit Agreement, the amount available for borrowing under the Credit Agreement was reduced to $14.1 million. On May 22, 2003, the Credit Agreement was amended to provide for an increase in the commitment amount from $14.1 million to $20.5 million as additional real estate assets were added to the collateral for the Credit Agreement.

        At November 29, 2003, Griffin was not in compliance with the fixed charge covenant of the Credit Agreement. On February 23, 2004, Griffin and Fleet completed the Fourth Amendment (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment includes a waiver of the fixed charge coverage covenant as of November 29, 2003, and requires Griffin to pledge the accounts receivable and inventory of Imperial as additional collateral for the Credit Agreement. The Fourth Amendment also increased interest rates on overnight and LIBOR based borrowings under the Credit Agreement by 0.5% each. Under the terms of the Fourth Amendment, Griffin is required to either (a) complete the sale of Griffin's investment in Centaur by May 1, 2004 (see Note 12) with the proceeds used to pay down outstanding indebtedness under the Credit Agreement, or (b) raise a minimum of $18 million in debt and equity financing by June 1, 2004. Accordingly, the amount outstanding under the Credit Agreement at November 29, 2003 is included in current liabilities on Griffin's balance sheet. As part of the requirement to raise additional capital, Griffin's President and Chief Executive Officer has committed to Fleet Bank to exercise stock options, which would generate $4.2 million of proceeds to

Griffin. Completion of the sale of Centaur within the required time frame would negate the requirement of Griffin's President and Chief Executive Officer to exercise stock options.

        At November 29, 2003 and November 30, 2002, the fair value of Griffin's mortgages was $32.3 million and $23.9 million, respectively. Fair value was based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral. Management believes that because of their variable interest rates, the amounts included on Griffin's balance sheet for the Credit Agreement at November 29, 2003 and November 30, 2002 reflect their fair values.

        Future minimum lease payments under capital leases for transportation equipment and the present value of such payments as of November 29, 2003 were:

2004	$237
2005	104
2006	33
2007	8
2008	3

Total minimum lease payments	385
Less: amounts representing interest	25

Present value of minimum lease payments (a)	$360

    (a)
    Includes current portion of $176 at November 29, 2003.

        At November 29, 2003 and November 30, 2002, machinery and equipment included capital leases amounting to $257 and $305, respectively, which is net of accumulated amortization of $399 and $398, respectively, at November 29, 2003 and November 30, 2002. Amortization expense relating to capital leases in fiscal 2003, fiscal 2002 and fiscal 2001 was $147, $174 and $204, respectively.

6.    Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2003, fiscal 2002 and fiscal 2001 were $155, $152 and $156, respectively.

  Deferred Compensation Plan

        Griffin's liability under its non-qualified deferred compensation plan (the "Deferred Compensation Plan") at November 29, 2003 and November 30, 2002 was $430 and $243, respectively. These amounts are included in other liabilities. The expense for Griffin's matching contributions to the Deferred Compensation Plan in fiscal 2003, fiscal 2002 and fiscal 2001 was $25, $20 and $27, respectively. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets.

  Postretirement Benefits

        Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its employees. The liability for postretirement benefits is included in other noncurrent liabilities on the consolidated balance sheet. Because Griffin's obligation for retiree medical benefits is fixed under the terms of Griffin's postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. The components of Griffin's postretirement benefits expense are as follows:

	For the Fiscal Years Ended,
	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001
Service cost	$21	$25	$24
Interest	57	37	32

Total expense	$78	$62	$56

        Griffin's liability for postretirement benefits, as determined by the Plan's actuaries, is shown below. None of these liabilities have been funded as of November 29, 2003 and November 30, 2002.

	Nov. 29, 2003	Nov. 30, 2002
Retirees	$71	$71
Fully eligible active participants	452	303
Other active participants	328	276
Unrecognized net loss from experience differences and assumption changes	(248)	(117)

Liability for postretirement benefits	$603	$533

        Discount rates of 6.25% and 6.75% were used to compute the accumulated postretirement benefit obligations at November 29, 2003 and November 30, 2002, respectively.

7.    Stockholders' Equity

  Per Share Results

        Basic and diluted per share results were based on the following:

	For the Fiscal Years Ended,
	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001
Net (loss) income as reported for computation of basic per share results	$(2,349)	$2,925	$1,137
Adjustment to net (loss) income for assumed exercise of options of equity investee (Centaur)	(43)	(283)	(23)

Adjusted net (loss) income for computation of diluted per share results	$(2,392)	$2,642	$1,114

Weighted average shares outstanding for computation of basic per share results	4,873,000	4,864,000	4,863,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	107,000	114,000

Adjusted weighted average shares for computation of diluted per share results	4,873,000	4,971,000	4,977,000

(a)
Incremental shares from the assumed exercise of Griffin stock options were not included in    periods where inclusion of such shares would be anti-dilutive.

  Griffin Stock Option Plan

        The Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"), adopted in 1997 and subsequently amended, makes available a total of 1,250,000 options to purchase shares of Griffin common stock. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options issued at market value on the date approved by the Board of Directors of Griffin. None of the options outstanding at November 29, 2003 may be exercised as stock appreciation rights.

        The Griffin Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Griffin. A summary of the activity under the Griffin Stock Option Plan is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at December 2, 2000	627,807	$12.12
Granted in 2001	55,300	14.29
Cancelled in 2001	(53,800)	13.97

Outstanding at December 1, 2001	629,307	12.18
Excercised in 2002	(2,212)	1.79
Granted in 2002	32,983	15.26
Cancelled in 2002	(4,000)	13.09

Outstanding at November 30, 2002	656,078	12.37
Excercised in 2003	(12,000)	1.69
Granted in 2003	16,164	12.75
Cancelled in 2003	(700)	13.07

Outstanding at November 29, 2003	659,542	$12.57

Number of option holders at November 29, 2003	28

Range of Exercise Prices	Outstanding at Nov. 29, 2003	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
Under $3.00	20,223	$1.79	1.0
$3.00-$11.00	100,172	7.52	2.2
Over $11.00	539,147	13.91	5.1

	659,542

        Of the options issued in fiscal 2003, 6,000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 10,164 vest on the second anniversary from the date of grant. Of the options issued in fiscal 2002, 25,000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 7,983 vest on the second anniversary from the date of grant. Of the options issued in fiscal 2001, 40,300 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 15,000 vested during fiscal 2003. At November 29, 2003,

494,093 options outstanding under the Griffin Stock Option Plan were exerciseable with a weighted average price of $12.29 per share.

  Stock-Based Compensation

        Griffin accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of SFAS No. 123 which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation. The effect on net (loss) income and per share results had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with SFAS No. 123 using the Black-Scholes fair value method for option pricing is included in Note 1 under Stock-Based Compensation.

        The weighted average fair values of each option granted during fiscal 2003, fiscal 2002 and fiscal 2001, were $5.63, $7.15 and $4.82, respectively, estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model to calculate the fair value of each option; expected volatility of approximately 47% in fiscal 2003, 46% in fiscal 2002, and 35% in fiscal 2001; risk free interest rates in fiscal 2003, fiscal 2002 and fiscal 2001 of 2.43%, 4.77% and 5.00%, respectively; expected option term of 5 years and no dividend yield for all options issued.

8.    Operating Leases

        Future minimum rental payments for the next five years under noncancelable leases as of November 29, 2003 were:

2004	$175
2005	169
2006	167
2007	165
2008	133
Later years	—

Total minimum lease payments	$809

        Total rental expense for all operating leases in fiscal 2003, fiscal 2002 and fiscal 2001 were $153, $157 and $182, respectively.

        As lessor, Griffin Land's real estate activities include the leasing of office and industrial space in Connecticut. Future minimum rentals to be received under noncancelable leases as of November 29, 2003 were:

2004	$9,517
2005	8,805
2006	8,083
2007	6,343
2008	3,512
Later years	19,034

$55,294

        Total rental revenue from all leases in fiscal 2003, fiscal 2002 and fiscal 2001 was $9,528, $6,557 and $5,402, respectively.

9.    Investments

  Investment in Centaur

        Griffin holds 5.4 million shares of the 15.4 million shares of Centaur common stock outstanding, or approximately 35%. For each of the three fiscal years ended November 29, 2003, Griffin's equity share of Centaur's results reflect Centaur's results for the twelve month periods ended November 30, 2003, November 30, 2002, and November 30, 2001, respectively. Griffin's retained earnings at November 30, 2003 includes $5.6 million of cumulative equity earnings recognized. The following table reflects Centaur's results for the twelve month periods ended November 30, 2003, November 30, 2002, and November 30, 2001.

	Twelve Months Ended,
	Nov. 30, 2003	Nov. 30, 2002	Nov. 30, 2001
Net sales	$102,973	$95,298	$94,921
Costs and expenses	97,540	106,050	89,353

Operating profit (loss)	5,433	(10,752)	5,568
Nonoperating expenses	2,511	2,113	1,945

Pretax income (loss)	2,922	(12,865)	3,623
Income tax provision (benefit)	1,507	(1,084)	2,282

Income (loss) from continuing operations	1,415	(11,781)	1,341
Discontinued operation:
Income (loss) from discontinued operation, net of tax	—	45	(411)
Gain on sale of discontinued operation, net of tax	—	23,736	—

Net income	$1,415	$12,000	$930

        In August, 2002 Centaur completed the sale of its Lawtel operation that provides on-line legal information. Griffin did not receive any cash from the sale as Centaur used the proceeds to pay down debt. Griffin's equity share of the gain was $8.4 million, and is included in Griffin's equity income from Centaur in the fiscal year ended November 30, 2002. Lawtel is accounted for as a discontinued operation in Centaur's operating results presented above.

        Also included in Griffin's equity results from Centaur in the fiscal year ended November 30, 2002 was a charge for goodwill impairment at Centaur of which Griffin's equity share of this charge was $5.0 million. Centaur's income tax benefit from continuing operations in the fiscal year ended November 30, 2002 includes the effect of a reduction of a valuation allowance on certain deferred tax assets related to prior years operating losses of a subsidiary of Centaur. Griffin's equity share of this item was $0.7 million. The income tax (benefit) provision of Centaur reflects the nondeductability of certain expenses under tax laws in the United Kingdom.

        A reconciliation of Centaur's income to Griffin's equity income (loss) as reflected on the statements of operations is as follows:

	For the Fiscal Years Ended,
	Nov. 29, 2003	Nov. 30, 2002	Dec. 1, 2001
Griffin's equity share of Centaur's net income (approximately 35%)	$495	$4,220	$330
Amortization of publishing rights	(369)	(369)	(369)
Amortization of goodwill	—	(209)	(209)
Restatement of earnings (see below)	216	—	—
Other	91	—	(105)

Griffin's equity income (loss)	$433	$3,642	$(353)

        The following table reflects Centaur's financial position as of November 30, 2003 and November 30, 2002:

	Nov. 30, 2003	Nov. 30, 2002
Current assets	$25,275	$19,895
Intangible assets	9,732	5,955
Other noncurrent assets	10,975	11,380

Total assets	$45,982	$37,230

Current liabilities	$30,047	$23,893
Noncurrent liabilities	2,581	2,710

Total liabilities	32,628	26,603
Stockholders' equity	13,354	10,627

Total liabilities and stockholders' equity	$45,982	$37,230

        In Centaur's year ended June 30, 2003, Centaur recorded a tax expense and a deferred tax liability of $883 related to an error pertaining to its year ended June 30, 1996. Such expense was reflected in Centaur's results for the twelve month period ended November 30, 2003 as set forth above, which results are used by Griffin to record its equity share of Centaur's earnings. In recording its equity share of Centaur's earnings for Griffin's year ended November 30, 2003, Griffin excluded its $216 equity share of this 1996 expense and restated its investment in Centaur and corresponding equity (additional paid in capital) by $216 at the earliest balance sheet date reported (see Note 1).

        On January 15, 2004, Griffin and the other principal shareholders of Centaur reached a preliminary agreement providing for the sale of all of the outstanding equity interests in Centaur. Consummation of the sale is subject to numerous contingencies (see Note 12).

  Real Estate Joint Venture

        On December 6, 2002, Griffin acquired the remaining 70% interest in a joint venture for $8.7 million. Griffin previously held a 30% interest in the joint venture. Subsequent to the acquisition, Griffin's investment in the joint venture was terminated. The book value of Griffin's 30% ownership interest in the joint venture was $3.1 million at the time of the acquisition (it is included in other assets at November 30, 2002) and was reclassified, principally into real estate held for lease. Griffin accounted for its acquisition of the remaining 70% interest in the real estate joint venture in accordance with SFAS No. 141 "Business Combinations", which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Griffin allocated the purchase price to the fair value of the tangible assets of the acquired property (which includes the land, building, and tenant improvements) determined by valuing the property as if it were vacant. The "as-if-vacant" value was allocated to land, building, and tenant improvements based on management's determination of the relative fair values of these assets. Above-market and below-market in-place lease values for owned properties were recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of each lease. The capitalized above-market lease values will be amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values will be amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. The aggregate value of other intangible assets acquired was based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management's estimates of value were made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. The total amount of other intangible assets acquired were further allocated to customer relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and Griffin's overall relationship with that respective tenant. Griffin's relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), were used in considering the value of tenant relationships. At November 29, 2003, intangible assets of $879, net of accumulated amortization, are included in other assets on Griffin's balance sheet.

10.    Supplemental Financial Statement Information

  Related Party Transactions

        Prior to the July 3, 1997 distribution of the common stock of Griffin to Culbro stockholders (the "Distribution"), Griffin was a wholly-owned subsidiary of Culbro. Prior to the Distribution, Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). At the time the Agricultural Lease was consummated, both Griffin and General Cigar were wholly-owned subsidiaries of Culbro. The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect of up to 100 acres of such land annually upon one year's prior notice. The rent payable by General Cigar under the Agricultural Lease is approximately equal to the aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased. In fiscal 2003, fiscal 2002 and fiscal 2001 General Cigar made rental payments of $148, $147 and $144, respectively, to Griffin with respect to the Agricultural Lease.

        Also prior to the Distribution in 1997, Griffin entered into a Services Agreement (the "Services Agreement") with Culbro, and its successor, General Cigar Holdings, Inc. ("GC Holdings"). The Services Agreement was terminated with respect to all services provided by GC Holdings after one year, except for certain transportation services, with respect to which the Services Agreement was amended and extended through March 2002, at which time it was not renewed. In fiscal 2002 and fiscal 2001 Griffin paid $55 and $109, respectively, to GC Holdings under the Services Agreement. As of November 29, 2003, and November 30, 2002 there were no amounts due GC Holdings from Griffin with respect to the Services Agreement.

        In 1997 subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional annual periods thereafter. Under the Commercial Lease, General Cigar made rental payments to Griffin in fiscal 2003, fiscal 2002 and fiscal 2001 of $504, $508 and $506, respectively. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease approximates market rates at the time the lease was entered into.

  Comprehensive Income

        The statement of stockholders' equity for the years ended November 29, 2003, November 30, 2002, and December 1, 2001 includes other comprehensive income (loss) of $399, ($375), and $61, respectively, relating to the effect of translation adjustments on Griffin's equity investment in Centaur.

  Inventories

        Inventories consist of:

	Nov. 29, 2003	Nov. 30, 2002
Nursery stock	$31,076	$29,960
Materials and supplies	1,320	1,204

	$32,396	$31,164

        Although all inventories are classified as a current asset based upon industry practice (see Note 1), approximately $15.4 million of the inventory at November 29, 2003 is not currently expected to be sold within twelve months of the balance sheet date.

  Property and Equipment

        Property and equipment consist of:

	Estimated Useful lives	Nov. 29, 2003	Nov. 30, 2002
Land and improvements		$5,003	$5,075
Buildings	10 to 40 years	3,028	2,964
Machinery and equipment	3 to 20 years	15,309	14,789

		23,340	22,828
Accumulated depreciation		(11,421)	(10,314)

		$11,919	$12,514

        Total depreciation expense related to property and equipment in fiscal 2003, fiscal 2002 and fiscal 2001 was $1,430, $1,291 and $1,606, respectively.

  Real Estate Held for Sale or Lease

        Real estate held for sale or lease consists of:

		November 29, 2003
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,330	$4,101	$5,431
Improvements	15 years	9	4,522	4,531
Buildings	40 years	—	57,481	57,481
Development costs		6,880	5,073	11,953

		8,219	71,177	79,396
Accumulated depreciation		—	(14,743)	(14,743)

		$8,219	$56,434	$64,653

		November 30, 2002
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,330	$3,097	$4,427
Improvements	15 years	—	3,978	3,978
Buildings	40 years	—	40,482	40,482
Development costs		6,374	7,540	13,914

		7,704	55,097	62,801
Accumulated depreciation		—	(12,255)	(12,255)

		$7,704	$42,842	$50,546

        Griffin capitalized interest in fiscal 2003, fiscal 2002 and fiscal 2001 of $68, $61 and $377, respectively. Total depreciation expense related to real estate held for sale or lease in fiscal 2003, fiscal 2002 and fiscal 2001 was $2,567, $1,762 and $1,494, respectively.

  Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of:

	Nov. 29, 2003	Nov. 30, 2002
Trade payables	$1,511	$1,495
Accrued construction costs	608	336
Deferred revenue	532	483
Accrued salaries, wages and other compensation	408	410
Retainage	282	248
Other accrued liabilities	1,232	967

	$4,573	$3,939

  Supplemental Cash Flow Information

        Griffin incurred capital lease obligations in fiscal 2003, fiscal 2002 and fiscal 2001 of $99, $67 and $412, respectively.

        In fiscal 2003 and fiscal 2002 Griffin received income tax refunds, net of income tax payments, of $1,062 and $225, respectively. In fiscal 2001, Griffin made income tax payments of $2,272. Interest payments, net of capitalized interest, were $2,612, $1,614 and $988 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

11.    Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2003 Quarters	1st	2nd	3rd	4th	Total
Net sales and other revenue	$3,101	$21,863	$7,452	$5,744	$38,160
Gross profit	839	4,051	824	932	6,646
Net (loss) income	(1,652)	486	(1,186)	3	(2,349)
Basic net (loss) income per share	(0.34)	0.10	(0.24)	0.00	(0.48)
Diluted net (loss) income per share	(0.34)	0.10	(0.25)	(0.01)	(0.49)
2002 Quarters	1st	2nd	3rd	4th(a)	Total
Net sales and other revenue	$2,599	$19,903	$5,973	$5,486	$33,961
Gross profit	743	4,082	254	686	5,765
Net income (loss)	(1,465)	1,629	1,499	1,262	2,925
Basic net income (loss) per share	(0.30)	0.33	0.31	0.26	0.60
Diluted net income (loss) per share	(0.30)	0.32	0.26	0.25	0.53

(a)
The 2002 fourth quarter reflects an income tax benefit of $1.5 million for the release of an accrual for income taxes as a result of the favorable settlement of tax examinations of prior years.

12.    Commitments and Contingencies

        As of November 29, 2003, Griffin had committed purchase obligations of $3.7 million, a portion of which will be reimbursed by the tenant, including materials and services related to tenant improvements at one of Griffin Land's buildings in connection with a ten year lease extension. Also in connection with that transaction, Griffin paid $1.2 million in fiscal 2003 as an inducement to the tenant to enter into the ten year lease extension.

        On January 15, 2004, Griffin and the other principal shareholders of Centaur executed a heads of agreement (a preliminary agreement) providing for the sale of all of their outstanding equity interests in Centaur. Consummation of the sale is subject to numerous contingencies, including without limitation, the satisfactory completion of due diligence and the receipt of sufficient financing by the buyer. The form of consideration to be received by Griffin in the transaction would be principally cash, but would include some securities of the buyer. Based on the terms of the heads of agreement, Griffin's gain on this transaction is expected to be in the range of in excess of $7.00 per share. The non-cash portion of this gain may require deferral. Differences between the book and tax basis of the Centaur investment could result in a significant change to Griffin's effective tax rate in the period in which the sale is consummated. There can be no assurance that the transactions contemplated by the heads of agreement will be consummated at all or consummated on the currently contemplated terms.

        Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin's financial position, results of operations or cash flows.

Report of Independent Auditors

To the Stockholders and Directors of
Griffin Land & Nurseries, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries at November 29, 2003 and November 30, 2002 and the results of their operations and their cash flows for each of the three fiscal years ended November 29, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Griffin Land & Nurseries, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1, the Company has restated its financial statements to reflect an adjustment in the accounting for its investment in Centaur Communications, Ltd.

        As discussed in Note 1 to the financial statements, effective December 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ PricewaterhouseCoopers LLP

February 24, 2004
Hartford, Connecticut

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Griffin maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to Griffin's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. In particular, we have no ability to independently evaluate Centaur's internal controls over financial reporting, and our disclosure controls and procedures with respect to Centaur consist of inquiries of management (including the chief financial officer) regarding the effectiveness of Centaur's internal controls over financial reporting and the effectiveness of its disclosure controls and procedures.

        As required by SEC Rule 13a-15(b), Griffin carried out an evaluation, under the supervision and with the participation of Griffin's management, including Griffin's Chief Executive Officer and Griffin's Chief Financial Officer, of the effectiveness of the design and operation of Griffin's disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on the foregoing, Griffin's Chief Executive Officer and Chief Financial Officer concluded that Griffin's disclosure controls and procedures were effective at the reasonable assurance level.

        There has been no change in Griffin's internal controls over financial reporting during Griffin's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Griffin's internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Edgar M. Cullman	86	Chairman of the Board and Director
Frederick M. Danziger	63	President, Chief Executive Officer and Director
Anthony J. Galici	46	Vice President, Chief Financial Officer and Secretary
John L. Ernst	63	Director
Winston J. Churchill, Jr.	63	Director
Thomas C. Israel	59	Director
David F. Stein	63	Director
Gregory M. Schaan	46	President and Chief Executive Officer of Imperial Nurseries, Inc.

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

        Winston J. Churchill, Jr. has been a Director of Griffin since April 1997. Mr. Churchill, Jr. is also a Director of Amkor Technology, Inc. and Innovative Solutions and Support, Inc. He is a managing general partner of SCP Private Equity Partners, L.P., a private equity fund sponsored by Safeguard Scientifics Inc., and is Chairman of Churchill Investment Partners, Inc. and CIP Capital, Inc.

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

Code of Ethics

        Griffin has adopted a code of ethics that applies to all of its directors, officers and employees including its principal executive officer and principal financial officer. A copy of the code of ethics is included in Exhibit 14 to this Annual Report. In the event that Griffin makes any amendment to, or grants any waiver of, a provision of the code of ethics that applies to its principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, Griffin intends to disclose such amendment or waiver and the reasons for the amendment or waiver.

Audit Committee

        Griffin's Audit Committee consists of David F. Stein, Chairman, Winston J. Churchill, Jr. and Thomas C. Israel. All of the members of the members of the Audit Committee are independent directors. None of the members of the Audit Committee is considered an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities and Exchange Act of 1934. The Audit Committee engaged Lewis B. Leventhal, an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities and Exchange Act of 1934, as an independent advisor to the Audit Committee to assist the Audit Committee in carrying out its responsibilities.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth the annual and long-term compensation for Mr. Danziger, Griffin's President and Chief Executive Officer and Mr. Galici, Griffin's Vice President, Chief Financial Officer and Secretary (the "Named Executive Officers"), as well as the total compensation paid by Griffin during 2003, 2002 and 2001 to the Named Executive Officers.

Summary Compensation Table

					Long Term Compensation Awards
	Annual Compensation				Number of Securities Underlying Stock Options Granted
Name and Principal Position				Other Annual Compensation(1)
	Year	Salary	Bonus
Frederick M. Danziger	2003	$433,078	$—	$13,504	—
President and Chief Executive Officer	2002	413,858	—	12,727	—
	2001	398,086	261,000	12,312	—
Anthony J. Galici	2003	$208,558	$—	$15,766	—
Vice President, Chief Financial Officer	2002	194,615	—	14,559	—
and Secretary	2001	188,846	123,000	14,199	7,500

(1)
Amounts shown under Other Annual Compensation include matching contributions made by Griffin under its 401(k) Savings Plan and its Deferred Compensation Plan, and other miscellaneous cash benefits, but do not include funding for or receipt of retirement plan benefits. No Executive Officer who would otherwise have been includable in such table resigned or terminated employment during 2003, 2002 or 2001.

        There were no awards of restricted stock or payouts pursuant to long term incentive plans made to any Named Executive Officer in fiscal 2003. There were no stock options granted to any Named Executive Officer in fiscal 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Number of Securities Underlying Options Held at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick M. Danziger	250,000	50,000	$199,375	$83,000
Anthony J. Galici	33,762	19,167	100,869	47,233

(1)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $14.91 per share (the average of the high and low prices of Griffin's Common Stock on November 28, 2003) and the exercise price of each stock option.

Compensation of Directors

        Members of the Board of Directors who are not employees of Griffin receive $15,000 per year and $750 for each Board and Committee meeting attended. The chairmen of the Audit, Compensation, and Nominating Committees each receive $5,000 per year. The 1997 Stock Option Plan, as amended, provides that non-employee Directors who are not members of the Cullman & Ernst Group receive annually options exercisable for shares of Common Stock at an exercise price that is the market price at the time of grant. Under the 1997 Stock Option Plan, as amended, the number of shares granted to non-employee Directors is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2003 Griffin granted Mr. Churchill, Jr., Mr. Stein, and Mr. Israel each options exercisable for 3,388 shares of Common Stock, and expects to grant additional options to Messrs. Churchill, Jr., Israel and Stein in 2004 consistent with the 1997 Stock Option Plan, as amended.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the nominees for election as directors (who are all current directors), (iii) the Named Executive Officers (as defined in Item 11) and (iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of November 29, 2003.

Name and Address(1)	Shares Beneficially Owned(2)	Percent of Total
Edgar M. Cullman (3)	977,342	18.2
Edgar M. Cullman, Jr. (3)	946,038	17.6
Louise B. Cullman (3)	846,775	15.8
Susan R. Cullman (3)	758,607	14.1
Frederick M. Danziger (3)	526,320	9.8
Lucy C. Danziger (3)	1,043,992	19.4
John L. Ernst (3)	421,250	7.8
Winston J. Churchill, Jr.	54,000	1.0
Thomas C. Israel	20,000	*
David F. Stein	49,000	1.0
Anthony J. Galici	48,080	1.0
B. Bros. Realty Limited Partnership (4)	233,792	4.4
Gabelli Funds, Inc. et al (5)	1,503,200	28.0
All directors and officers collectively, consisting of 7 persons (6)	2,095,992	39.0

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, New York 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days granted to Directors pursuant to the 1997 Stock Option Plan. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of November 29, 2003, a group (the "Cullman and Ernst Group") consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of approximately 2,327,295 shares of Common Stock (approximately 47.72% of the outstanding shares of Common Stock). Among others, Edgar M. Cullman, Edgar M. Cullman, Jr., Mr. Ernst and Mr. Danziger (who is a member of the Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Louise B. Cullman is the wife of Edgar M. Cullman; Edgar M. Cullman, Jr., is the son of Edgar M. Cullman and Louise B. Cullman; Susan R. Cullman and Lucy C. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman; and Lucy C. Danziger is the wife of Frederick M. Danziger.

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

(6)
Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	659,542	$12.57	272,651

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

        Edgar M. Cullman, the Chairman of Griffin, is also the Chairman of General Cigar Holdings, Inc. ("GC Holdings"), the successor to Culbro. In addition, certain members of the Cullman & Ernst Group who may be deemed to beneficially own more than five percent of Griffin's Common Stock (see Item 12) also may be deemed to beneficially own more than five percent of the Common Stock of GC Holdings. Prior to the distribution of the common stock of Griffin to Culbro stockholders in 1997 (the "Distribution"), Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), a wholly-owned subsidiary of GC Holdings, as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. In fiscal 2003, fiscal 2002 and fiscal 2001, General Cigar made rental payments of $148,000, $147,000 and $144,000, respectively, to Griffin with respect to the Agricultural Lease.

        Also in 1997, Griffin entered into a Services Agreement (the "Services Agreement") with Culbro. Pursuant to the Services Agreement, Culbro, and its successor GC Holdings, provided Griffin, for a period of one year after the Distribution, with certain administrative services, including internal audit, tax preparation, legal and transportation services. The Services Agreement was terminated with respect to all services provided by GC Holdings as of July 1998, except for certain transportation services, with respect to which the Services Agreement was amended and extended through March 2002, at which time it was not renewed. In fiscal 2002 and fiscal 2001, Griffin paid $55,000 and $109,000, respectively, to GC Holdings under the Services Agreement.

        In late 1997, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional annual periods thereafter. In fiscal 2003, fiscal 2002 and fiscal 2001 General Cigar made rental payments to Griffin of $504,000, $508,000 and $506,000, respectively, under the Commercial Lease. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease is at market rates.

ITEM 14.    PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

        The following is a summary of the fees incurred by Griffin from Pricewaterhouse Coopers LLP for professional services rendered for fiscal 2003 and fiscal 2002:

	Fiscal 2003 Fees	Fiscal 2002 Fees
Audit fees	$187,687	$184,651
Audit-related fees	10,948	10,793
Tax fees	88,850	76,900
All other fees	—	—

	$287,485	$272,344

        Audit fees consist of fees incurred for professional services rendered for the audit of Griffin's consolidated financial statements (including review of certain financial information of Griffin's equity investee) and review of Griffin's interim consolidated financial statements. Audit-related fees consist of fees incurred for professional services rendered for the audit of Griffin's Savings Plan. Tax fees consist of fees incurred for professional services relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to PricewaterhouseCoopers LLP in fiscal 2003 and fiscal 2002.

        The Audit Committee's policy is to preapprove all audit, audit-related and tax services to be provided by the independent auditors. During fiscal 2003, all audit, audit-related and tax services were preapproved by the Audit Committee, except for services (the fees for which were less than 10% of the total fees paid to PricewaterhouseCoopers LLP) related to the review of certain financial information of Griffin's equity investee, which were approved after the services were performed. The Audit Committee has considered the non-audit services provided by PricewaterhouseCoopers LLP and determined that the services provided were compatible with maintaining PricewaterhouseCoopers LLP's independence.

PART IV

ITEM 15.    FINANCIAL STATEMENTS AND EXHIBITS

  (a)
  (1)  Financial Statements of Griffin Land & Nurseries, Inc. See Item 8

  (2)  Financial Statement Schedules and Financial Statements of Equity Investee

  FINANCIAL STATEMENTS OF EQUITY INVESTEE

  The following financial statements of Griffin's equity investee and additional financial data should be read in conjunction with the financial statements in such 2003 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Centaur Communications, Ltd. financial statements for the year ended June 30, 2003	F-1

SCHEDULES

II—Valuation and Qualifying Accounts and Reserves	S-1
III—Real Estate and Accumulated Depreciation	S-2/S-3
  (b)
  Reports on Form 8-K

  1.
  On October 10, 2003, Griffin filed a Form 8-K dated October 10, 2003 to report its results of operations for the 2003 third quarter.

  2.
  On November 14, 2003 Griffin filed a Form 8-K dated November 14, 2003 to report that it had filed an amended application with the town of Simsbury, Connecticut for its proposed residential development.

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
10.23
Agreement of Purchase and Sale of Partnership Interest between Griffin Land & Nurseries, Inc. and USAA Real Estate Company dated December 5, 2002 (incorporated by reference to Form 10-K dated November 30, 2002, filed February 28, 2003)
10.24
Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank (incorporated by reference to Form 10-K dated November 30, 2002 filed February 28, 2003)
10.25
Second Amendment Agreement dated as of January 31, 2003 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002 (incorporated by reference to Form 10-K dated November 30, 2002 filed February 28, 2003)
10.26
Third Amendment Agreement dated as of May 22, 2003 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002 (incorporated by reference to Form 10-Q dated May 31, 2003, filed July 14, 2003)
10.27	Fourth Amendment Agreement dated as of February 23, 2004 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002
14	Griffin Land & Nurseries, Inc. Code of Ethics
21	Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)
23.1	Consent of Independent Auditors (included with the report accompanying Item 8 of this Form 10-K)
23.2	Report of Independent Auditors on Financial Statement Schedules

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 24, 2004.

GRIFFIN LAND & NURSERIES, INC.
By:	/s/ FREDERICK M. DANZIGER Frederick M. Danziger President and Chief Executive Officer
By:	/s/ ANTHONY J. GALICI Anthony J. Galici Vice President, Chief Financial Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated as of February 24, 2004.

Name	Title

/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ EDGAR M. CULLMAN Edgar M. Cullman	Chairman of the Board and Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Director, President and Chief Executive Officer
/s/ JOHN L. ERNST John L. Ernst	Director
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ DAVID F. STEIN David F. Stein	Director

Schedule II-Valuation and Qualifying Accounts and Reserves
(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For fiscal year ended November 29, 2003
Reserves:
Uncollectible accounts—trade	$129	14	19	13	(3)	$149

Inventories	$618	410	—	723	(2)	$305

For fiscal year ended November 30, 2002
Reserves:
Uncollectible accounts—trade	$132	32	18	53	(3)	$129

Inventories	$130	1,840	100	1,452	(2)	$618

For fiscal year ended December 1, 2001
Reserves:				196	(1)
Uncollectible accounts—trade	$580	48	4	304	(3)	$132

Inventories	$135	60	—	65	(2)	$130

Notes:

(1)
Reflects amount related to the disposition of the Sales and Service Centers by Imperial Nurseries, Inc. on January 26, 2001.

(2)
Inventories disposed.

(3)
Accounts receivable written off.

Schedule III—Real Estate and Accumulated Depreciation
November 29, 2003
(dollars in thousands)

					Cost Capitalized Subsequent to Acquisition Improvements
			Initial Cost			Gross Amount at November 29, 2003
Description	Encumbrances		Land	Bldg. & Improve.		Land	Land Improvements	Bldg. & Improvements	Development Cost	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition	Depr. Life
Real Estate Held for Sale
Undeveloped Land	$—		$1,061	$—	$—	$1,061	$—	$—	$—	$1,061	$—
Residential Development Simsbury, CT	—		203	—	3,282	203	—	—	3,282	3,485
Residential Development Windsor, CT	—		66	—	2,714	66	9	—	2,705	2,780	—
Residential Development Suffield, CT	—		—	—	297	—	—	—	297	297	—
Other	—		—	—	596	—	—	—	596	596	—

Subtotal	—		1,330	—	6,889	1,330	9	—	6,880	8,219	—

Real Estate Held for Lease
Undeveloped Land	—		2,185	—	—	2,185	—	—	—	2,185	—
New England Tradeport Windsor/E. Granby, CT
Undeveloped portion	—		439	—	2,206	435	—	—	2,206	2,641	—
Industrial Buildings	7,914		29	—	3,856	29	415	3,421	20	3,885	(2,495)	1978		40 yrs.
Industrial Building	(a	)	13	1,722	2,125	13	321	1,803	1	2,138	(1,008)	1982	1989	40 yrs.
Industrial Building	(a	)	9	—	3,930	9	313	3,617	—	3,939	(561)	1998		40 yrs.
Industrial Building	7,537		10	—	5,973	10	325	5,244	404	5,983	(1,451)	1999		40 yrs.
Industrial Building	(a	)	10	—	3,181	10	4	3,175	2	3,191	(202)	2001		40 yrs.
Industrial Building	—		—	—	4,207	4	—	4,170	37	4,211	(17)	2003		40 yrs.
Griffin Center Windsor, CT
Undeveloped portion	—		179	—	2,127	121	—	—	2,127	2,248	—
Industrial Building	6,019		22	—	7,924	22	107	7,817	—	7,946	(553)	2001		40 yrs.
Restaurant	—		—	—	1,410	—	207	1,203	—	1,410	(839)	1983		40 yrs.
Office Building	—		—	—	3,172	58	—	3,157	15	3,230	(75)	2002		40 yrs.
Office Building	9,610		—	—	—	565	202	4,334	2	5,103	(242)	1982	2003	40 yrs.
Office Building	(a	)	—	—	—	439	194	4,956	8	5,597	(482)	1987	2003	40 yrs.
Griffin Center South Bloomfield, CT
Undeveloped portion	—		142	—	214	142	—	—	214	356	—
Office Building	—		47	—	3,153	47	348	2,794	11	3,200	(1,911)	1977		40 yrs.
Office Building	—		3	—	1,973	3	248	1,700	25	1,976	(912)	1985		40 yrs.
Office Building	—		1	—	1,803	1	369	1,433	1	1,804	(721)	1988		40 yrs.
Office Building	—		1	—	1,525	1	181	1,344	—	1,526	(634)	1989		40 yrs.
Office Building	—		—	—	738	—	82	656	—	738	(307)	1988		40 yrs.
Office Buildings	—		5	—	3,452	5	134	3,318	—	3,457	(1,109)	1991		40 yrs.
Office Building			2	—	3,343	2	4	3,339	—	3,345	(229)	2001		40 yrs.
Other	—		—	—	1,068	—	1,068	—	—	1,068	(995)

Subtotal	31,080		3,097	1,722	57,380	4,101	4,522	57,481	5,073	71,177	(14,743)

	$31,080		$4,427	$1,722	$64,269	$5,431	$4,531	$57,481	$11,953	$79,396	$(14,743)

(a) Building included in above mortgage.

	Fiscal year ended November 29, 2003
	Cost	Reserve
Balance at beginning of year	$62,801	$(12,255)
Changes during the year:
Improvements	16,718	—
Additions to reserve charged to costs and expense	—	(2,567)
Cost of sales	(123)	79

Balance at end of year	$79,396	$(14,743)

	Fiscal year ended November 30, 2002
	Cost	Reserve
Balance at beginning of year	$59,735	$(10,493)
Changes during the year:
Improvements	3,220	—
Additions to reserve charged to costs and expense	—	(1,762)
Cost of sales	(154)	—

Balance at end of year	$62,801	$(12,255)

	Fiscal year ended December 1, 2001
	Cost	Reserve
Balance at beginning of year	$50,439	$(9,218)
Changes during the year:
Improvements	10,238	—
Additions to reserve charged to costs and expense	—	(1,494)
Cost of sales	(942)	219

Balance at end of year	$59,735	$(10,493)

Centaur Communications Limited

(Registered number 1595235)

Annual report
for the year ended 30 June 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and shareholders of Centaur Communications Limited

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders equity and cash flows present fairly, in all material respects, the financial position of Centaur Communications Limited and its subsidiaries at 30 June 2003 and 2002, and the results of their operations and their cash flows for the years ended 30 June 2003 and 2002, in conformity with accounting principles generally accepted in the United Kingdom. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of consolidated net income expressed in sterling for each of the years ended 30 June 2003 and 2002 and the determination of consolidated shareholders' equity and consolidated financial position also expressed in sterling at 30 June 2003 and 2002 to the extent summarised in note 35 to the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
 PricewaterhouseCoopers LLP
Chartered Accountants and Registered Auditors
London

20 January 2004

Centaur Communications Limited

Consolidated profit and loss account for the year ended 30 June 2003

				Total
		Continuing operations 2003	Discontinued operations 2003
				2003	2002
	Note	£'000	£'000	£'000	£'000
Turnover	1	61,995	650	62,645	68,701
Cost of sales		(35,185)	(558)	(35,743)	(40,145)

Gross profit		26,810	92	26,902	28,556
Distribution costs		(4,231)	(23)	(4,254)	(4,319)
Administrative expenses		(19,004)	(197)	(19,201)	(31,063)
Adjusted EBITDA	1	6,655	(127)	6,528	5,648
Depreciation of tangible fixed assets		(2,835)	(1)	(2,836)	(2,523)
Amortisation of goodwill		(245)	—	(245)	(885)
Exceptional administrative costs	4	—	—	—	(9,066)
Operating profit/(loss)		3,575	(128)	3,447	(6,826)
Profit on disposal of subsidiary undertakings	31	—	15,385	15,385	—
Costs arising from reorganisation	31	—	(1,777)	(1,777)	—

Profit/(loss) on ordinary activities before interest				17,055	(6,826)
Interest receivable and similar income	6			57	46
Interest payable and similar charges	7			(935)	(1,449)

Profit/(loss) on ordinary activities before taxation	3			16,177	(8,229)
Tax on profit/(loss) on ordinary activities	8			(671)	(358)

Profit/(loss) on ordinary activities after taxation				15,506	(8,587)
Equity minority interests				32	(41)

Retained profit/(loss) for the financial year	22			15,538	(8,628)

        Adjusted EBITDA is calculated as operating profit/(loss) excluding depreciation, amortisation and exceptional administrative expenses as detailed in note 4.

        The Group has no recognised gains and losses for the year other than the profit stated above.

        The accounting policies on pages 8 and 9 and notes on pages 10 to 32 form an integral part of these financial statements.

Centaur Communications Limited

Consolidated balance sheet at 30 June 2003

	Note	2003		2002
		£'000	£'000	£'000	£'000
Fixed assets
Intangible fixed assets	9	2,595		2,352
Tangible fixed assets	10	5,921		8,262
Investments	11	459		459

			8,975		11,073
Current assets
Stocks	12	1,260		550
Debtors	13	12,925		14,512
Debtors due after more than one year	13	833		—
		13,758		14,512
Cash at bank and in hand		4,085		3,300

			19,103		18,362
Creditors: amounts falling due within one year	14		(18,564)		(23,234)

Net current assets/(liabilities)			539		(4,872)

Total assets less current liabilities			9,514		6,201
Creditors: amounts falling due after more than one year	15		—		(13,787)
Provisions for liabilities and charges	17		(1,997)		(445)

			7,517		(8,031)

Capital and reserves
Called up share capital	19		1,549		1,539
Share premium account	20		13,531		13,436
Capital redemption reserve	21		483		483
Profit and loss account	22		(7,998)		(23,536)

Equity shareholders' funds/(deficit)			7,565		(8,078)
Equity minority interests	27		(48)		47

			7,517		(8,031)

The financial statements were approved by the Board of Directors and were signed on its behalf on 20 January 2004 by:

/s/ GTD Wilmot
GTD Wilmot
 Director

The accounting policies on pages 8 and 9 and notes on pages 10 to 32 form an integral part of these financial statements.

Centaur Communications Limited

Company balance sheet at 30 June 2003

	Note	2003		2002
		£'000	£'000	£'000	£'000
Fixed assets
Intangible assets	9	173		136
Tangible assets	10	32		42
Investments	11	6,231		4,726

			6,436		4,904
Current assets
Debtors	13	27,910		43,125
Cash at bank and in hand		2,798		741

			30,708		43,866
Creditors: amounts falling due within one year	14		(10,656)		(10,123)

Net current assets			20,052		33,743

Total assets less current liabilities			26,488		38,647
Creditors: amounts falling due after more than one year	15		—		(13,787)
Provisions for liabilities and charges	17		(2,857)		(1,252)

			23,631		23,608
Capital and reserves
Called up share capital	19		1,549		1,539
Share premium account	20		13,531		13,436
Capital redemption reserve	21		483		483
Profit and loss account	22		8,068		8,150

Equity shareholders' funds			23,631		23,608

The financial statements were approved by the Board of Directors and were signed on its behalf on 20 January 2004 by:

/s/ GTD Wilmot
GTD Wilmot
 Director

The accounting policies on pages 8 and 9 and notes on pages 10 to 32 form an integral part of these financial statements.

Centaur Communications Limited

Consolidated cash flow statement for the year ended 30 June 2003

	Note	2003	2002
		£'000	£'000
Net cash inflow from operating activities	28	6,936	8,182

Returns on investments and servicing of finance
Interest received		57	46
Interest paid		(362)	(1,487)
Dividends paid to minority interests		(54)	(51)

Net cash (outflow) from returns on investments and servicing of finance		(359)	(1,492)
Taxation		(287)	(561)

Capital expenditure and financial investment
Purchase of tangible fixed assets		(1,651)	(3,071)
Sale of tangible fixed assets		44	59
Purchase of intangible fixed assets		(55)	—
Acquisition of trade investments		—	(36)

Net cash (outflow) for capital expenditure and financial investment		(1,662)	(3,048)
Acquisitions and disposals
Proceeds from the disposal of subsidiary undertakings		20,020	—
Disposal expenses		(796)	—
Cash disposed of on disposal of subsidiary undertakings		(6,662)	—

Net cash inflow from disposal of subsidiary undertakings	31	12,562	—
Purchase of additional investment in subsidiary undertakings	32	(515)	—

Net cash outflow for acquisitions and disposals		12,047	—
Equity dividends paid to shareholders		—	(191)
Net cash inflow before financing		16,675	2,890
Financing
Issue of ordinary share capital	19, 20	105	65
Repayment of bank and other borrowings		(16,000)	(1,250)

Net cash (outflow) from financing		(15,895)	(1,185)

Increase in cash	29, 30	780	1,705

The accounting policies on pages 8 and 9 and notes on pages 10 to 32 form an integral part of these financial statements.

Centaur Communications Limited

Reconciliation of movements in Group shareholders' funds

	2003	2002
	£'000	£'000
Profit/(loss) for the financial year	15,538	(8,628)
New share capital issued	105	65

Net increase/(decrease) in shareholders' funds	15,643	(8,563)
Opening shareholders' (deficit)/funds	(8,078)	485

Closing shareholders' funds/(deficit)	7,565	(8,078)

The accounting policies on pages 8 and 9 and notes on pages 10 to 32 form an integral part of these financial statements.

Centaur Communications Limited

Principal accounting policies

a)    Basis of preparation

  The financial statements have been prepared under the historical cost convention in accordance with applicable accounting standards in the United Kingdom.

b)    Basis of consolidation

  The financial statements incorporate that of the Company and its subsidiary undertakings and have been consolidated using the acquisition method of accounting. Profits or losses on intra-Group transactions are eliminated in full. The results of subsidiaries or unincorporated businesses acquired or disposed of are included from the date of acquisition or up to the date of disposal.

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

  Revenue from subscriptions to publications and online services is deferred and recognised in the profit and loss account on a straight-line basis over the subscription period.

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

f)     Tangible fixed assets

  Tangible fixed assets are stated at cost less accumulated depreciation. Depreciation of tangible assets is provided on a straight-line basis over the following estimated useful lives of the assets:

Leasehold improvements	-20 years or the length of the lease if shorter
Fixtures and fittings	-10 years
Computer equipment	-3 - 5 years (except costs of developing computer databases—10 years)
Motor vehicles	-4 years

g)     Impairment of fixed assets and goodwill

  The need for any fixed asset or goodwill impairment write down is assessed by comparison of the carrying value of the asset against the higher of net realisable value or value in use. The value in use is determined from estimated discounted future cash flows. Discount rates used are based on the circumstances of the individual businesses.

h)    Deferred tax

  Deferred tax is recognised in respect of all timing differences that have originated but not reversed at the balance sheet date, where transactions or events that result in an obligation to pay more tax in the future or a right to pay less tax in the future have occurred at the balance sheet date.

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

l)     Remuneration element of share options

  In accordance with Urgent Issues Task Force ("UITF") Abstract 17 "Employee share schemes," the fair value of share options at the date of grant, less any consideration to be received from the employee, is charged to the profit and loss account over the performance period to which the grant relates. An equal amount is credited directly to reserves in the same period.

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

Analysis by community

	Turnover		Adjusted EBITDA
	2003	2002	2003	2002
	£'000	£'000	£'000	£'000
Marketing, creative and new media	23,278	23,935	3,706	3,723
Legal and financial	23,015	26,546	3,334	2,756
Engineering and construction	9,993	11,526	(671)	(1,291)
Other	6,359	6,694	159	460

	62,645	68,701	6,528	5,648

Analysis by source of revenue

	Turnover		Adjusted EBITDA
	2003	2002	2003	2002
	£'000	£'000	£'000	£'000
Printed products	36,149	41,595	3,765	4,085
Electronic products	8,252	11,878	243	(697)
Exhibitions and conferences	16,904	13,510	2,133	1,768
Other	1,340	1,718	387	492

	62,645	68,701	6,528	5,648

Analysis by established activities, new products and discontinued products

	Turnover		Adjusted EBITDA
	2003	2002	2003	2002
	£'000	£'000	£'000	£'000
Established products	60,573	59,275	7,043	10,144
New products	1,422	4,052	(388)	(4,336)
Discontinued products	650	5,374	(127)	(160)

	62,645	68,701	6,528	5,648

  A product is regarded as new until the earlier of 3 years from date of launch or acquisition and the end of a 3-month consecutive period of positive adjusted EBITDA for that product. Substantially all net assets are located and all turnover and adjusted EBITDA are generated in the United Kingdom.

2    Prior period operating loss

  The analysis between continuing and discontinued activities of the prior period is:

	Note	Continuing operations 2002	Discontinued operations 2003	Total 2002
				£'000
Turnover	1	63,327	5,374	68,701
Cost of sales		(36,276)	(3,869)	(40,145)

Gross profit		27,051	1,505	28,556
Distribution costs		(4,180)	(139)	(4,319)
Administrative expenses		(29,341)	(1,722)	(31,063)
Adjusted EBITDA	1	5,808	(160)	5,648
Depreciation of tangible fixed assets		(2,332)	(191)	(2,523)
Amortisation of goodwill		(880)	(5)	(885)
Exceptional administrative costs	4	(9,066)	—	(9,066)
Operating loss		(6,470)	(356)	(6,826)

  The discontinued activities for the current year and the prior year contain the results of Lawtel, the online legal reporting business and that of the fortnightly magazine, Leisure and Hospitality Business.

3    Profit/(loss) on ordinary activities before taxation

  Profit on ordinary activities before taxation is stated after charging:

	2003	2002
	£'000	£'000
Staff costs (note 5)	26,820	28,773
Profit on disposal of subsidiary undertakings (note 31)	(15,385)	—
Costs arising from reorganisation (note 31)	1,777	—
Exceptional administrative costs (note 4)	—	9,066
Leasehold property rentals	2,767	2,767
Other operating leases	198	198
Depreciation of tangible fixed assets (note 10)	2,836	2,523
Amortisation of goodwill (note 9)	245	885
Loss / (profit) on disposal of fixed assets	11	(23)
Auditors' remuneration:
-audit services	76	79
-non-audit services	—	13

4    Exceptional administrative expenses

  Exceptional administrative expenses relate to continuing operations and comprise:

	2003	2002
	£'000	£'000
Goodwill impairment	—	8,823
Provision for onerous property contracts	—	243

	—	9,066

  Financial Reporting Standard ("FRS") 10 "Goodwill and intangible assets" requires an impairment review to be undertaken if the carrying value is considered not to be recoverable in full. A review of the goodwill portfolio in the prior year resulted in an impairment provision of £8,823,000.

  Within the onerous property contracts provision, the Group provided in the prior year against future liabilities for all long-term idle properties.

5    Employees and directors

Staff costs

	2003	2002
	£'000	£'000
Wages and salaries	23,893	25,801
Social security costs	2,460	2,540
Other pension costs	467	432

	26,820	28,773

  The average monthly number of persons employed during the year, including executive directors, was:

	2003	2002
	Number	Number
Editorial	164	222
General administration/service departments	264	270
Production	54	30
Sales	189	256

	671	778

Directors' emoluments

	2003	2002
	£'000	£'000
Aggregate emoluments	664	775
Pension contributions to money purchase schemes	63	74

	727	849

        During the year two directors (2002: two directors) participated in money purchase pension schemes. Included in the above are invoices from Data Financial Services Limited to the Company amounting to £95,000 (2002: £95,000) for investment advisory services of BTR Scruby and £4,000 (2002: £5,000) for director's fees.

        One director exercised share options during the year (2002: nil). Options have been granted, in prior years, to certain directors to subscribe for ordinary shares of 10p each in Centaur Communications Limited. Full details are given in the directors' report.

Highest paid director

	2003	2002
	£'000	£'000
Aggregate emoluments	341	451
Pension contributions to money purchase scheme	38	50

	379	501

6 Interest receivable and similar income

	2003	2002
	£'000	£'000
Interest on bank deposits	52	46
Interest on taxation	5	—

	57	46

7 Interest payable and similar charges

	2003	2002
	£'000	£'000
Interest on bank loans and overdrafts	722	1,229
Amortisation of borrowings issue costs (note 16)	213	220

	935	1,449

8 Tax on profit/(loss) on ordinary activities

	2003	2002
	£'000	£'000
UK corporation tax at 30% (2002: 30%):
—current year	543	371
—over provision in previous periods	(416)	(208)

	127	163

Deferred taxation
—current year (origination and reversal of timing differences)	(311)	335
—adjustment in respect of prior years	855	(140)

	544	195

	671	358

	2003	2002
	£'000	£'000
Tax on loss on ordinary activities
UK corporation tax	127	163
Deferred tax	544	195

	671	358

Balance sheet
Deferred tax (liability)/asset (notes 13 and 18)	(247)	297

	2003	2002
	£'000	£'000
Profit/(loss) on ordinary activities before tax	16,177	(8,229)
Profit/(loss) on ordinary activities multiplied by standard rate of corporation tax in the UK 2003: 30% (2002: 30%)	4,854	(2,469)
Effects of:
Expenses not deductible for tax purposes	164	3,174
Capital allowances for the period less than / (in excess of) depreciation	127	(77)
Utilisation of tax losses	(145)	(135)
Adjustments to tax charge in respect of previous periods	(416)	(208)
Difference between accounting profit and capital gain on disposal of subsidiaries	(4,615)	—
Pre-disposal results of subsidiaries	50	—
Other timing differences	96	—
Difference in rate of tax on overseas earnings	(7)	—
Adjustment in respect of provisions	19	(122)

Current tax charge for the period	127	163

        The Group is entitled to full exemption from Capital Gains Tax on the profit on disposal of subsidiary undertakings.

9 Intangible fixed assets

	Goodwill
	Group £'000	Company £'000
Cost
At 1 July 2002	16,685	1,130

Additions	561	55
Disposals (note 31)	(84)	—

At 30 June 2003	17,162	1,185

Amortisation
At 1 July 2002	14,333	994

Amortisation on disposal (note 31)	(11)	—
Charge for the year	245	18

At 30 June 2003	14,567	1,012

Net book amount
At 30 June 2003	2,595	173

At 30 June 2002	2,352	136

10    Tangible fixed assets

	Leasehold Improvements	Fixtures and Fittings	Computer Equipment	Motor Vehicles
					Total
Group
	£'000	£'000	£'000	£'000	£'000
Cost
At 1 July 2002	1,073	2,627	15,239	373	19,312

Additions	36	135	1,402	78	1,651
Disposals	—	(449)	(3,266)	(182)	(3,897)

At 30 June 2003	1,109	2,313	13,375	269	17,066

Depreciation
At 1 July 2002	364	1,401	9,075	210	11,050

Charge for the year	176	273	2,308	79	2,836
Disposals	—	(394)	(2,202)	(145)	(2,741)

At 30 June 2003	540	1,280	9,181	144	11,145

Net book amount
At 30 June 2003	569	1,033	4,194	125	5,921

At 30 June 2002	709	1,226	6,164	163	8,262

Company
Cost
At 1 July 2002	193	314	12	18	537
Additions	—	—	—	—	—
Disposals	—	(314)	(12)	(18)	(344)

At 30 June 2003	193	—	—	—	193

Depreciation
At 1 July 2002	152	313	12	18	495
Disposals	—	(313)	(12)	(18)	(343)
Charge for the year	9	—	—	—	9

At 30 June 2003	161	—	—	—	161

Net book amount
At 30 June 2003	32	—	—	—	32

At 30 June 2002	41	1	—	—	42

11    Investments

	Investments in subsidiary undertakings	Unlisted trade investments	Total
	£'000	£'000	£'000
Group
Cost and net book amount
At 1 July 2002 and 30 June 2003	—	459	459

Company
Cost
At 1 July 2002	7,777	184	7,961
Additions	515	—	515
Disposals	(383)	—	(383)

At 30 June 2003	7,909	184	8,093

Provisions
At 1 July 2002	(3,235)	—	(3,235)
Write back of provisions	1,373	—	1,373

At 30 June 2003	(1,862)	—	(1,862)

Net book amount
At 30 June 2003	6,047	184	6,231

At 30 June 2002	4,542	184	4,726

        Centaur Communications Limited holds IPE International Publishers Limited as an investment within its accounts. IPE International Publishers limited is a company incorporated in England and Wales (company registration number 03233596).

        Centaur Communications Limited holds 34% of the ordinary share capital of IPE International Publishers Limited. For the year ended 30 June 2002, IPE International Publishers Limited filed accounts at Companies House showing a profit on ordinary activities for the year of £31,000 and the aggregate amount of capital and reserves of £278,000.

        In the opinion of the directors, Centaur Communications Limited does not exert a significant influence on the operations or decisions of IPE International Publishers Limited.

        In the opinion of the directors, the value of the Group's investments is not less than their carrying amount.

Principal subsidiary undertakings at 30 June 2003

	Holding of ordinary shares
Name	Group %	Company %	Principal activity
Chiron Communications Limited (formerly Oguz Press Limited)	100	100	Magazine publishing
Hali Publications Limited	100	69.6	Magazine publishing
Ascent Publishing Limited	100	100	Magazine publishing
IFA Events Limited	100	100	Exhibitions
Your Business Magazine Limited	100	100	Holding company
Perfect Information Limited	99.99	99.14	Financial information services
Mind Advertising Limited	50	50	Information services
Market Research Exhibitions Limited	100	100	Exhibitions

  In addition to the holdings above, the Company holds 100% of the issued preference share capital of Hali Publications Limited.

  All the above subsidiary undertakings are incorporated in England and Wales. A full list of subsidiary undertakings will be included with the Company's next annual return.

12    Stocks

	2003		2002
	Group £'000	Company £'000	Group £'000	Company £'000
Raw materials	39	—	35	—
Work in progress	1,217	—	503	—
Goods for resale	4	—	12	—

	1,260	—	550	—

13    Debtors

	2003		2002
	Group £'000	Company £'000	Group £'000	Company £'000
Amounts falling due within one year:
Trade debtors	10,129	—	12,456	—
Amounts owed by Group undertakings	—	27,898	—	43,108
Other debtors	1,191	12	270	17
Deferred tax asset (note 18)	—	—	297	—
Prepayments and accrued income	1,605	—	1,489	—

	12,925	27,910	14,512	43,125
Amounts falling due after more than one year:
Other debtors	833	—	—	—

	13,758	27,910	14,512	43,125

14    Creditors: amounts falling due within one year

	2003		2002
	Group £'000	Company £'000	Group £'000	Company £'000
Bank and other borrowings	44	—	2,039	2,000
Amounts owed to Group undertakings	—	10,157	—	7,446
Trade creditors	3,593	—	2,640	—
Corporation tax	538	228	410	22
Social security and other taxes	1,769	29	2,362	18
Other creditors	173	10	383	102
Accruals and deferred income	12,447	232	15,400	535

	18,564	10,656	23,234	10,123

15    Creditors: amounts falling due after more than one year

	2003		2002
	Group £'000	Company £'000	Group £'000	Company £'000
Bank and other borrowings	—	—	13,787	13,787

16    Bank and other borrowings

Group and Company	2003	2002
	£'000	£'000
Revolving credit facility	—	—
Term loan	—	16,000
Issue costs of term loan	—	(258)

	—	15,742
Amortisation of issue costs	—	45

	—	15,787

Unamortised issue costs	—	213

The principal amounts of these borrowings are repayable as follows:
Within 1 year: Term loan	—	2,000

Between 1 and 2 years: Revolving credit facility	—	—
Term loan	—	4,000

Between 2 and 5 years: Revolving credit facility	—	—
Term loan	—	10,000

  During the year the Term Loan amounting to £16,000,000 was redeemed in full but is available to be redrawn if necessary to finance future investment. Following this repayment, issue costs of £213,000 were written off as financing costs in the profit and loss account.

  The Term Loan was granted on 14 December 2001 and is guaranteed by the Company's subsidiaries, Chiron Communications Limited (formerly Oguz Press Limited), Ascent Publishing Limited, Hali Publications Limited and Your Business Magazine Limited. It would be repayable in quarterly instalments ending 14 March 2007 if this facility were to be utilised. The interest rate would be calculated by reference to a formula and approximates to 5.04% per annum.

  The Revolving Credit Facility was granted on 14 December 2001 and was guaranteed by the Company's subsidiaries, Chiron Communications Limited (formerly Oguz Press Limited), Ascent Publishing Limited, Hali Publications Limited and Your Business Magazine Limited. The maximum facility allowed was £4,000,000 for a period ending on 14 December 2002. The interest rate was calculated by reference to a formula and approximated to 5.04% per annum.

  Both the above cross guarantees are secured by fixed and floating charges over the Group's assets.

  On 1 November 2001 the Company entered into an interest rate swap arrangement, under which the variable rate applying to a principal amount of £10,000,000 of the Term Loan is swapped to a fixed rate of 5.88% until 1 November 2004. Following the repayment of the Term Loan, the Company has fully provided for this onerous interest rate agreement to the amount of £360,000, charged to financing costs in the profit and loss account (notes 7 and 17).

17    Provisions for liabilities and charges

	Deferred tax (note 18)	Onerous Interest Rate Swap Contract	Restructuring Provisions	Total
		£'000	£'000	£'000
Group
At 1 July 2002	—	—	445	445
Charge/(Credit) for the year	247	360	1,777	2,384
Utilised in the year	—	—	(832)	(832)

At 30 June 2003	247	360	1,390	1,997
	Deferred tax (note 18)	Onerous Interest Rate Swap Contract	Restructuring Provisions	Total
	£'000	£'000	£'000	£'000
Company
At 1 July 2002	1,252	—	—	1,252
Charge/(Credit) for the year	1,245	360	—	1,605

At 30 June 2003	2,497	360	—	2,857

18    Deferred Tax

  Deferred tax asset: Group

        The deferred tax asset in the Group comprises the following amounts:

	2003	2002
	Group £'000	Group £'000
Accelerated capital allowances	298	(3)
Tax losses carried forward	567	922
Other timing differences	(1,112)	(622)

	(247)	297

Deferred tax
£'000
Group
At 1 July 2002	297
Movement for the year	(544)

At 30 June 2003	(247)

  Deferred tax liability: Company

        The deferred tax liability in the Company comprises the following amounts:

	2003	2002
	Company £'000	Company £'000
Accelerated capital allowances	7	7
Other timing differences	2,490	1,245

	2,497	1,252

  Unrecognised deferred tax assets comprise the following amounts:

	2003		2002
	Group £'000	Company £'000	Group £'000	Company £'000
Tax losses carried forward	23	—	16	—
Other timing differences	1,657	1,657	1,657	1,657

	1,680	1,657	1,673	1,657

19    Called up share capital

	2003	2002
	£'000	£'000
Authorised
50,000,000 Ordinary shares of 10p each	5,000	5,000

Allotted, called up and fully paid	2003		2002
Ordinary shares of 10p each	Group £'000	Company £'000	Group £'000	Company £'000
As at 1 July 2002 (15,389,757 shares)	1,539	1,539	1,532	1,532
Allotted under share option scheme (104,400 shares)	10	10	7	7

As at 30 June 2003 (15,494,157 shares)	1,549	1,549	1,539	1,539

The company has in issue class A, B, C and D ordinary shares which all rank pari passu in all respects.

During the year employees of the Group exercised their options over 104,400 ordinary shares in the Company at a price of £1.00 per share for a total consideration of £104,400 as follows:

Date of exercise	Number of shares
July 2002	48,400
August 2002	50,000
September 2002	6,000

104,400

At 30 June 2003 options had been granted and agreed to be granted to certain directors and employees to subscribe for a total of 1,855,496 ordinary shares of 10p each at varying times and varying prices up to September 2009. The directors' options are disclosed in the directors' report.

20    Share premium account

	2003		2002
	Group £'000	Company £'000	Group £'000	Company £'000
As at 1 July 2002	13,436	13,436	13,378	13,378
Premium on shares issued during the year under share option scheme	95	95	58	58

As at 30 June 2003	13,531	13,531	13,436	13,436

21    Capital redemption reserve

	2003		2002
	Group £'000	Company £'000	Group £'000	Company £'000
At 1 July 2002 and 30 June 2003	483	483	483	483

22    Profit and loss account

	Group £'000	Company £'000
At 1 July 2002	(23,536)	8,150
Retained profit/(loss) for the financial year	15,538	(82)

At 30 June 2003	(7,998)	8,068

At 30 June 2003, £98,000 of goodwill remained eliminated directly against the profit and loss account reserve. This will be charged to the profit and loss account in the period in which disposal of the related business is made.

Of the Company's profit and loss account at 30 June 2003 £836,000 is regarded as being available for distribution. In addition, a further £14,338,000 may become available for distribution if dividends are declared and paid up to the Company by subsidiaries.

The Company has taken advantage of the exemption available under section 230 of the Companies Act 1985 and has not presented its own profit and loss account in these financial statements. Of the Group profit for the financial year, a loss of £82,000 (2002: loss £104,000) is dealt with in the financial statements of the Company.

23    Operating lease commitments

The operating lease rentals payable within one year of the balance sheet date are as follows:

	Land and buildings		Equipment
	2003 £'000	2002 £'000	2003 £'000	2002 £'000
On leases expiring:
- within 1 year	—	38	—	7
- between 2 and 5 years	182	194	188	192
- after 5 years	2,497	2,495	—	—

	2,679	2,727	188	199

24    Pension schemes

        The Group contributes to individual and collective money purchase pension schemes in respect of directors and employees once they have completed the requisite period of service. The charge for the year in respect of these pension schemes is shown in note 5. Included within other creditors is an amount of £61,000 payable in respect of the money purchase pension schemes.

25    Capital commitments

        The Group and Company had no capital commitments at 30 June 2003 or 30 June 2002.

26    Contingent liabilities

        The Company, together with its subsidiary undertakings, has granted a cross guarantee in favour of its bankers in respect of the bank borrowings of the Group. The guarantee is secured by fixed and floating charges over the Group's assets.

27    Equity minority interests

£'000
At 1 July 2002	47
Dividend paid	(54)
Share of net loss for the year	(32)
Additional investment in IFA Events Limited	(9)

At 30 June 2003	(48)

28    Net cash inflow from operating activities

Reconciliation of operating
profit / (loss) to
net cash inflow from
operating activities:

	2003	2002
	£'000	£'000
Operating profit / (loss)	3,447	(6,826)
Depreciation of tangible fixed assets (note 10)	2,836	2,523
Amortisation of goodwill (note 9)	245	885
Exceptional item—impairment of goodwill	—	8,823
Loss / (profit) on disposal of fixed assets	11	(23)
(Increase) / decrease in stocks	(710)	51
Decrease in debtors	1,332	2,239
Increase in creditors	607	65
(Decrease) / increase in provisions	(832)	445

Net cash inflow from operating activities	6,936	8,182

29    Analysis of movement in net debt

	At 1 July 2002	Cash flow	Other non- cash changes	At 30 June 2003
	£'000	£'000	£'000	£'000
Cash at bank and in hand	3,261	780	—	4,041
Debt due within 1 year (before issue costs)	(2,000)	2,000	—	—
Debt due after 1 year (before issue costs)	(14,000)	14,000	—	—

	(16,000)	16,000	—	—

	(12,739)	16,780	—	4,041

30    Reconciliation of net cash flows to movements in net debt

	2003	2002
	£'000	£'000
Increase in cash in the year	780	1,705
Cash outflow from changes in debt	16,000	1,250

Change in net debt resulting from cash flows	16,780	2,955

Movement in net debt in the year	16,780	2,955
Net debt at 1 July 2002 (before issue costs)	(12,739)	(15,694)

Net debt at 30 June 2003 (before issue costs)	4,041	(12,739)

31    Disposal of subsidiary undertakings

a)
During the year, the Group disposed of its subsidiary companies Lawtel Limited and Consultancy Europe Associates Limited, the online legal reporting business, to Thomson Legal & Regulatory Europe Limited ("Thomson") for a consideration of £21,758,000. Of this consideration, an amount of £1,450,000 is deferred over three years, with £617,000 being receivable within one year. Included within other debtors is an amount of £288,000 being corporation tax payable by Thomson to the Group upon receipt from the taxation authority. The resulting profit on disposal was £15,385,000. The results of this online legal reporting business are included within discontinued activities.

The net assets on disposal comprised:

	Lawtel Limited £'000	Consultancy Europe Associates Limited £'000	Total £'000
Fixed assets	1,067	34	1,101
Trade debtors	783	56	839
Prepayments	28	—	28
Corporation tax repayable	288	—	288
Other creditors	(4)	—	(4)
Cash at bank and in hand	6,655	7	6,662
Inter company	943	(943)	—
Social security and other taxes	(659)	—	(659)
Accruals and deferred income	(2,590)	(161)	(2,751)

	6,511	(1,007)	5,504

Sales proceeds (net of expenses)	20,962	—	20,962
Less: net assets disposed	(6,511)	1,007	(5,504)

	14,451	1,007	15,458
Less: Net Book Value of goodwill disposed (note 9)	—	(73)	(73)

Profit on disposal of subsidiary undertakings	14,451	934	15,385

As a result of the above disposals, the Group was left with a substantial amount of idle property. This resulted in an exceptional charge to the Group of £1,777,000 in the current year, of which £1,390,000 remained provided for at the year end (note 17).

b)
During the year, the Group also sold the business of Leisure and Hospitality Business to William Reed Publishing Limited for a consideration of £1, resulting in a profit on disposal of £1. The results of this publication are included within discontinued activities.

	2003	2002
	£'000	£'000
Operating profit / (loss) attributable to the subsidiary undertakings disposed:
Lawtel Limited	(79)	109
Consultancy Europe Associates Limited	17	(105)

	(62)	4

Leisure and Hospitality Business	(66)	(360)

Operating loss	(128)	(356)

32    Acquisitions

During the year ended 30 June 2003 the Group made the following acquisitions:

	Perfect Information Limited (a) £'000	IFA Events Limited (b) £'000	Market Research Exhibitions Limited (c) £'000	Total £'000
Tangible fixed assets	—	39	—	39
Stocks	—	—	—	—
Debtors	—	417	42	459
Cash at bank and in hand	—	302	26	328
Creditors: amounts falling due within one year	—	(716)	(68)	(784)

	—	42	—	42
Minority interests	—	(33)	—	(33)

Group share of net assets acquired	—	9	—	9
Goodwill	9	446	51	506

Consideration	9	455	51	515

Satisfied by:
Cash	9	455	51	515

  The following information relates to acquisitions during the period:

a)
Perfect Information Limited

  On 30 September 2002, the Group acquired a further 0.207% of the issued share capital of Perfect Information Limited for a consideration of £9,000. The purchase was accounted for by the acquisition method of accounting. The book values of the assets and liabilities acquired, which are shown in the table above, approximated to their fair values.

b)
IFA Events Limited

  On 29 October 2002, the Group acquired the remaining 20% of the issued share capital of IFA Events Limited for a consideration of £454,905. This purchase was accounted for by the acquisition method of accounting. The book values of the assets and liabilities acquired, which are shown in the table above, approximated to their fair values.

c)
Market Research Exhibitions Limited

  On 6 January 2003, the Group acquired the remaining 50% of the issued share capital of Market Research Exhibitions Limited for a consideration of £50,925. This purchase was accounted for by the acquisition method of accounting. The book values of the assets and liabilities acquired, which are shown in the table above, approximated to their fair values.

33    Related party transactions

  There were no transactions during the year or balances at the year end with related parties.

34    Post balance sheet events

  Subsequent to the year end the Group acquired a 10% stake in Synergy Software Solutions Limited ("Synergy") for £100,000 as a trade investment. On 23 October 2003 the Group acquired the remaining 90% stake in Synergy Software Solutions Limited for a further consideration of £948,515. Synergy is a supplier of online analytical solutions to the financial services sector and will be integrated with Perfect Information Limited's existing online regulatory filings business. The Group also provided Synergy with a loan of £150,000 to enable Synergy to meet its working capital requirements. The loan is interest free and is repayable within one year.

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

  The effect on the consolidated net income and shareholders' equity of applying the significant differences between UK GAAP and US GAAP is summarised in the reconciliation statements over the page:

	2003 £'000	2002 £'000
(a) Reconciliation of net income
Net income in accordance with UK GAAP	15,538	(8,628)
Dividend proposed (1)	—	(191)
Amortisation of goodwill (2)	169	(501)
Remuneration effect of options exercised (3)	(384)	35
Release of valuation allowance against deferred tax asset (4)	—	1,250
Fair value of deferred consideration (5)	(85)	—
Operating lease rentals liability (6)	60	—

Net income in accordance with US GAAP	15,298	(8,035)

	2003 £'000	2002 £'000
(b) Reconciliation of shareholders' equity
Equity shareholders' funds in accordance with UK GAAP	7,565	(8,078)
Amortisation of goodwill (2)	1,192	1,023
Reinstatement of goodwill written off (2)	98	98
Remuneration element of equity share options (3)	(1,848)	(1,464)
Fair value of deferred consideration (5)	(85)	—
Operating lease rentals liability (6)	60	—

	6,982	(8,421)

(c) Movements in US GAAP shareholders' equity
Shareholders' equity at the beginning of the year	(8,421)	(451)
Net income	15,298	(8,035)
Issue of share capital	105	65

	6,982	(8,421)

(1)
A dividend of £191,000 was proposed for the period ended 30 June 2001. Under UK GAAP dividends are reported on an accruals basis and therefore was included in arriving at the net income for the year ended 30 June 2001. Under US GAAP dividends are not reported until the board declare the dividend to the shareholders and therefore the dividend will be a reconciling item until this declaration is made. The dividend was declared in the quarter ending 31 December 2001 and was therefore charged as an expense under US GAAP in the year ended 30 June 2002. No dividends were proposed for the years ended 30 June 2002 and 30 June 2003.

(2)
Under UK GAAP goodwill is being amortised over a maximum period of 20 years, as per FRS 10. Under US GAAP, prior to 1 December 2002 goodwill was being amortised over an estimated useful economic life of 30 years. This included goodwill of £98,000 which had been written off directly to reserves under UK GAAP but which was being recapitalised and amortised under US GAAP.

  In accordance with the FASB statement no. 142, all goodwill and intangible assets considered to have indefinite useful lives are no longer amortised, with effect from 1 December 2002. These assets must be tested for impairment at least annually by comparing the fair values with their recorded amounts.

  An impairment review of intangible fixed assets was undertaken by the directors as at 30 June 2003. No impairment adjustments were made to the accounts under US GAAP as a result of this exercise.

(3)
Under UK GAAP, the remuneration element of stock options is charged against net income in the period between the options being granted and the date of vesting, with an equal amount credited directly to shareholders' equity. Under US GAAP an available alternative method under APB 25 is to charge net income and credit a liability account, with the balance on the liability account being subsequently transferred to shareholders' equity as the options are exercised or lapse.

  The Group has adopted this available alternative method and accordingly a GAAP difference arises in shareholders' equity. The GAAP difference reduces as options are exercised over time.

  In September 2002 56,000 share options were exercised at a price of £1.00. The market value of Centaur shares at the date of grant was considered to have been £2.28. Accordingly, the remuneration element of these options which, under US GAAP, had been credited to a liability account at the date of grant was £1.28 per share. Upon exercise of these options in September 2002 the amount released from the US GAAP liability account was £71,000.

  In January 2003 a number of share options granted in 1996 had their lapsing date extended to 2006. This triggered a remeasurement exercise under US GAAP of the 36,800 options affected. The exercise price for the options is £1.00 and the current (estimated) market value of Centaur shares is £3.60, resulting in an additional cost under US GAAP of £96,000.

  In May 2003 a number of share options granted in 1997 had their lapsing date extended to 2007. This triggered a remeasurement exercise under US GAAP of the 249,953 options affected. The exercise price for the options is £1.00 and the current (estimated) market value of Centaur shares is £3.60, resulting in a gross cost of £650,000. The £291,000 charge recorded at the issue date has been offset against this cost, giving a net cost under US GAAP of £359,000.

(4)
Under UK GAAP, FRS 19 requires full provision to be made for deferred tax assets and liabilities arising from timing differences between the recognition of gains and losses in the financial statements and their recognition in a tax computation. Deferred tax assets are recognised to the extent that they are regarded as recoverable. Recoverability is regarded as more likely than not only when there will be suitable taxable profits from which the future reversal of the underlying timing differences can be deducted.

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

  A subsidiary undertaking of Centaur Communications Limited, Perfect Information Limited ("Perfect Information"), incurred tax losses up to June 2001 of £2,872,000, which under UK tax law are carried forward indefinitely to be offset against taxable profits arising from the same trade. The Company adopted FRS 19 during 2002 and restated prior financial statements. The historical conversion to US GAAP also recognised a deferred tax asset but provided a full valuation allowance at 30 June 2001.

  Perfect Information made taxable profits in the years ended 30 June 2002 and 30 June 2003 and the directors consider it more likely than not that Perfect Information will continue to produce suitable taxable profits from which the future reversal of the underlying timing difference can be deducted. This resulted in the US GAAP valuation allowance, which had been set against the related deferred tax asset, being released in the year ended 30 June 2002.

(5)
The consideration receivable on the sale of Lawtel Limited and CEA Limited included an element of non-conditional deferred consideration. Under US GAAP the value of this consideration is discounted to reflect its current value. A discount factor of 7.5% has been used.

(6)
The onerous property lease provision comprised a provision for the vacant property at Wells Street. Under US GAAP the provision is discounted to reflect its current value. A discount factor of 7.5% has been used.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
Real Estate Held For Development or Sale
Nursery Real Estate
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
Market Information
Dividend Policy
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GRIFFIN LAND & NURSERIES, INC Consolidated Statements of Operations (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Balance Sheets (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Stockholders' Equity (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Cash Flows (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Notes to Consolidated Financial Statements (dollars in thousands, except per share data)
Report of Independent Auditors
PART III
Code of Ethics
Audit Committee
Summary Compensation Table
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
Compensation of Directors
Section 16(a) Beneficial Ownership Reporting Compliance
Compensation Committee Interlocks and Insider Participation
PART IV
SIGNATURES
Schedule II-Valuation and Qualifying Accounts and Reserves (dollars in thousands)
Schedule III—Real Estate and Accumulated Depreciation November 29, 2003 (dollars in thousands)
REPORT OF INDEPENDENT ACCOUNTANTS
Centaur Communications Limited
Centaur Communications Limited Consolidated balance sheet at 30 June 2003
Centaur Communications Limited Company balance sheet at 30 June 2003
Centaur Communications Limited Consolidated cash flow statement for the year ended 30 June 2003
Centaur Communications Limited Reconciliation of movements in Group shareholders' funds
Centaur Communications Limited