Form 10-Q
period 2004-02-28
GRIFFIN LAND & NURSERIES INC
filed 2004-04-13
CIK 1037390

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______


                           Commission File No. 0-29288

                         GRIFFIN LAND & NURSERIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                         06-0868496
(state or other jurisdiction of incorporation                 (IRS Employer
or organization                                      Identification Number)

One Rockefeller Plaza, New York, New York                             10020
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


                                                         Yes     X     No


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                                                          Yes          No     X




        Number of shares of Common Stock outstanding at April 2, 2004: 4,900,128

================================================================================

                         GRIFFIN LAND & NURSERIES, INC.
                                    Form 10-Q


PART I  -  FINANCIAL INFORMATION

ITEM 1  -  Financial  Statements

           Consolidated Statements of Operations
           13  Weeks  Ended  February  28,  2004  and March 1, 2003           3

           Consolidated Balance Sheets
           February 28, 2004 and November 29, 2003                            4

           Consolidated  Statements  of  Changes  in  Stockholders'  Equity
           13  Weeks  Ended  February  28,  2004  and  March  1,  2003        5

           Consolidated  Statements  of  Cash  Flows
           13  Weeks  Ended  February  28,  2004  and  March  1,  2003        6

           Notes to Consolidated Financial Statements                      7-15

ITEM 2  -  Management's  Discussion  and  Analysis  of
           Financial  Condition  and  Results  of  Operations             16-20

ITEM 3  -  Quantitative  and  Qualitative  Disclosures About Market Risk     21

ITEM 4  -  Controls  and  Procedures                                      21-22


PART II -  OTHER INFORMATION

ITEM 6  -  Exhibits and Reports on Form 8-K                                  22


SIGNATURES                                                                   23

================================================================================



PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                         Griffin Land & Nurseries, Inc.
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)




                                                For the 13 Weeks Ended,
                                              ----------------------------------
                                              February 28, 2004    March 1, 2003
                                              -----------------  ---------------
Net sales and other revenue . . . . . . . . $            3,095   $        3,101
Cost of goods sold. . . . . . . . . . . . .              2,523            2,262
Selling, general and
administrative expenses. . . . . . . . . . .             1,969            2,329
                                              -----------------  ---------------
Operating loss. . . . . . . . . . . . . . . .           (1,397)          (1,490)
Interest expense. . . . . . . . . . . . . . .             (707)            (624)
Interest income . . . . . . . . . . . . . . .                6                8
                                              -----------------  ---------------
Loss before income tax benefit and
before equity investment                                (2,098)          (2,106)
Income tax benefit. . . . . . . . . . . . . .             (783)            (744)
                                               ----------------  ---------------
Loss before equity investment . . . . . . . .           (1,315)          (1,362)
Loss from equity investment . . . . . . . . .              (89)            (290)
                                               ----------------  ---------------
Net loss. . . . . . . . . . . . . . . . . . .$          (1,404)  $       (1,652)
                                               ================  ===============

Basic net loss per common share . . . . . . .$           (0.29)  $        (0.34)
                                               ================  ===============
Diluted net loss per common share . . . . . .$           (0.29)  $        (0.34)
                                               ================  ===============


                 See Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

                         Griffin  Land & Nurseries, Inc
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)
                                  (unaudited)


                                          February 28, 2004   November 29, 2003
                                          -----------------   -----------------
ASSETS. . . . . . . . . . . . . . . . . .
Current Assets:
   Cash and cash equivalents. . . . . . . $             19    $              18
   Accounts receivable, less
   allowance of $129 and $149                          940                1,948
   Inventories. . . . . . . . . . . . . .           37,156               32,396
   Deferred income taxes. . . . . . . . .            3,553                1,812
   Other current assets . . . . . . . . .            3,851                3,161
                                          ----------------    -----------------
Total current assets. . . . . . . . . . .           45,519               39,335
Real estate held for sale or lease, net .           65,289               64,653
Investment in Centaur
Communications, Ltd.. . . . . . .                   21,157               20,895
Property and equipment, net . . . . . . .           11,861               11,919
Other assets. . . . . . . . . . . . . . .            8,867                8,919
                                          ----------------    -----------------
Total assets. . . . . . . . . . . . . . .$         152,693    $         145,721
                                         =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and
   accrued liabilities . . . . . . . . . $           5,912    $           4,573
   Current portion of long-term debt . .            17,361               11,428
                                         -----------------    -----------------
Total current liabilities . . . . . . .             23,273               16,001
Long-term debt . . . . . . . . . . . . .            30,625               30,737
Other noncurrent liabilities . . . . . .             2,402                1,659
                                         ------------------   -----------------
Total liabilities . . . . . . . . . .               56,300               48,397
                                         ------------------   -----------------

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.01 per
   share, 10,000,000 shares authorized,
   4,888,128 and 4,876,916 shares
   issued and outstanding, respectively .               49                   49
Additional paid-in capital . . . . . . .            93,514               93,392
Retained earnings . . . . .  . . .  . . .            2,208                3,612
Accumulated other comprehensive income .               622                  271
                                          ----------------   ------------------
Total stockholders' equity . . . .  . . .           96,393               97,324
                                          ----------------   ------------------
Total liabilities and
stockholders' equity . . .  . . .  . . .  $        152,693   $          145,721
                                          ================   ==================

                 See Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

                         Griffin Land & Nurseries, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                             (dollars in thousands)
                                   (unaudited)


                              Shares Of              Additional
                               Common      Common     Paid-In      Retained
                               Stock       Stock      Capital      Earnings
                              ---------    -------  ------------   --------
Balance at
   November 30, 2002 . . .    4,864,916    $    49   $    93,372    $ 5,961

Net loss . . . . . . . . .            -          -             -     (1,652)

Other comprehensive
   income . . . . . . . .             -          -             -          -
                              ----------   --------  -----------     ------

Balance at
   March 1, 2003 . . . . .    4,864,916    $    49   $   93,372     $ 4,309
                              =========    =======   ==========     =======

                                  Accumulated
                                     Other                       Total
                                  Comprehensive               Comprehensive
                                     Income         Total     Income (Loss)
                                  -------------   ----------  -------------

Balance at
   November 30, 2002 . . .        $        (128)    $  99,254  $          -

Net loss . . . . . . . . .                    -        (1,652) $    (1,652)

Other comprehensive
   income . . . . . . . . .                   69           69            69
                                   -------------    ---------   -----------
Balance at
   March 1, 2003 . . . . .        $          (59)   $  97,671  $    (1,583)
                                  ===============   =========  ============
--------------------------------------------------------------------------------

                              Shares Of              Additional
                               Common      Common     Paid-In      Retained
                               Stock       Stock      Capital      Earnings
                              ---------    -------  ------------   --------
Balance at
   November 29, 2003 . . .    4,876,916    $    49   $    93,392    $ 3,612

Net loss . . . . . . . . .            -          -             -     (1,404)

Exercise of employee
   stock options . . . . .       11,212          -           122          -

Other comprehensive
   income . . . . . . . .             -          -             -          -
                              ----------   --------  -----------     ------

Balance at
   February 28, 2004 . . .    4,888,128    $    49   $   93,514     $ 2,208
                              =========    =======   ==========     =======

                                  Accumulated
                                     Other                       Total
                                  Comprehensive               Comprehensive
                                     Income         Total     Income (Loss)
                                  -------------   ----------  -------------

Balance at
   November 29, 2003 . . . . .    $       271    $    97,324   $          -

Net loss . . . . . . . . . . .              -         (1,404)  $    (1,404)

Exercise of employee
   stock options . . . . . . .              -            122              -

Other comprehensive
   income . . . . . . . . . .              351           351            351
                                   -------------    ---------   -----------
Balance at
   February 28, 2004 . . . . .     $       622   $  96,393     $    (1,053)
                                   ===========   =========     ============
--------------------------------------------------------------------------------


               See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                         Griffin Land & Nurseries, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)





                                                   For the 13 Weeks Ended,
                                                   -----------------------
                                              February 28, 2004    March 1, 2003
                                              -----------------    -------------

Net loss. . . . . . . . . . . . . . . . . . . $          (1,404)   $     (1,652)
Adjustments to reconcile net loss
to net cash used in operating activities:
   Depreciation and amortization. . . . . . .              1,176          1,072
   Loss from equity investment. . . . . . . .                 89            290
   Deferred income taxes. . . . . . . . . . .             (1,036)           (34)
Changes in assets and liabilities:
   Accounts receivable. . . . . . . . . . . .              1,028          1,396
   Inventories. . . . . . . . . . . . . . . .             (4,760)        (4,783)
   Other current assets . . . . . . . . . . .               (436)        (1,076)
   Accounts payable and accrued liabilities .               1,339           676
   Other, net . . . . . . . . . . . . . . . .                  35           170
                                              -------------------  -------------
Net cash used in operating activities . . . .              (3,969)       (3,941)
                                              -------------------  -------------

Investing activities:
Additions to real estate
held for sale or lease . . . . . . . . . . . .            (1,385)          (415)
Acquisition of 70% interest in
   real estate joint venture,
   net of cash acquired of $16 . . . . . . . .                 -         (7,419)
Additions to property and equipment . . . . .               (224)          (248)
Investment in Shemin Acquisition Corporation                (143)              -
                                               ------------------  -------------
Net cash used in investing activities . . . .             (1,752)        (8,082)
                                               ------------------  -------------

Financing activities:
Increase in debt . . . . . . . . . . . . . .               5,925          12,400
Payments of debt . . . . . . . . . . . . . .                (196)          (157)
Exercise of stock options . . . . . . . . . .                122               -
Other, net . . . . . . . . . . . . . . . . .                (129)              -
                                               ------------------  -------------
Net cash provided by financing activities . .              5,722          12,243
                                               -----------------  --------------
Net increase in cash and cash equivalents . .                  1             220
Cash and cash equivalents at beginning of period              18              24
                                               -----------------  --------------
Cash and cash equivalents at end of period . . $              19  $          244
                                               =================  ==============

                 See Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

                         Griffin Land & Nurseries, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1.     Basis of Presentation

     The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") include the accounts of Griffin's real estate division ("Griffin Land") and Griffin's wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited 2003 Financial Statements included in the Report on Form 10-K as filed with the Securities and Exchange Commission on February 25, 2004, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected. The year end consolidated balance sheet data as of November 29, 2003 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The results of operations for the thirteen weeks ended February 28, 2004 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior year have been reclassified to conform to the current presentation.

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


                                                       For the 13 Weeks Ended,
                                                       -----------------------
                                                     February 28,     March 1,
                                                        2004            2003
                                                     ------------   ----------
Net loss, as reported. . . . . . . . . . . . . . . . $    (1,404)   $  (1,652)
Total stock based employee compensation
   expense determined under fair value
   based method for all awards,
   net of tax effects.                                       (28)         (65)
                                                     ------------   ----------
Net loss, pro forma (under SFAS No. 123) . . . . . . $    (1,432)      (1,717)
                                                     ============   ==========

Adjusted net loss for computation of
   diluted per share results,
   proforma (SFAS No. 123). . . . . . . . . . . . . .$    (1,432)   $  (1,717)
                                                     ============   ==========

Basic net loss per common share, as reported . . . . $     (0.29)   $   (0.34)
                                                     ============   ==========
Basic net loss per common share, pro forma
      (under SFAS No. 123) . . . . . . . . . . . . . $     (0.29)   $   (0.35)
                                                     ============   ==========

Diluted net loss per common share, as reported . . . $     (0.29)   $   (0.34)
                                                     ============   ==========
Diluted net loss per common share, pro forma
      (under SFAS No. 123) . . . . . . . . . . . . . $     (0.29)   $   (0.35)
                                                     ============   ==========

     There were no stock options issued during the thirteen weeks ended February 28, 2004. The weighted average fair values of each option granted during the thirteen weeks ended March 1, 2003 were $6.38, estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model to calculate the fair value of each option: expected volatility of approximately 47%; risk free interest rate of 3.03%; expected option term of 5 years and no dividend yield.


2.     Recent Accounting Pronouncements

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

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements)," ("Fin No. 46"). Fin No. 46 requires existing unconsolidated variable interest entities to be included in the consolidated financial statements of a business enterprise if the primary beneficiaries of the variable interest entities do not effectively disperse risk among all parties involved. The requirements of Fin No. 46 are effective for Griffin in the first quarter of fiscal 2004. The adoption of Fin No. 46 did not have an impact on Griffin's financial statements.


3.     Industry Segment Information

     Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.


                                                     For the 13 Weeks Ended,
                                                     -----------------------
                                                    February 28,      March 1,
                                                      2004              2003
                                                    -----------       ----------
Net sales and other revenue:
Landscape nursery product sales . . . . . . . . . . $       422       $     274
Real estate sales and rental revenue. . . . . . . .       2,673           2,827
                                                    -----------       ----------
                                                    $     3,095       $   3,101
                                                    ===========       ==========
Operating (loss) profit:
Landscape nursery . . . . . . . . . . . . . . . . . $      (873)      $  (1,236)
Real estate . . . . . . . . . . . . . . . . . . . .          19             199
                                                    ------------      ----------
Industry segment totals . . . . . . . . . . . . . .        (854)         (1,037)
General corporate expense . . . . . . . . . . . . .        (543)           (453)
                                                    ------------      ----------
Operating loss. . . . . . . . . . . . . . . . . . .      (1,397)         (1,490)
Interest expense, net . . . . . . . . . . . . . . .        (701)           (616)
                                                    ------------      ----------
Loss before income tax benefit. . . . . . . . . . . $    (2,098)      $  (2,106)
                                                    ============      ==========



                                                 February 28,      November 29,
                                                   2004               2003
                                                 -----------       -----------
Identifiable assets:

Landscape nursery . . . . . . . . . . . . . . . .$    54,897       $    50,904
Real estate . . . . . . . . . . . . . . . . . . .     72,204            71,124
                                                 -----------       -----------
Industry segment totals . . . . . . . . . . . . .    127,101           122,028
General corporate
   (consists primarily of investments) . . . . .      25,592            23,693
                                                 -----------        ----------
                                                 $   152,693       $   145,721
                                                 ===========       ===========


     See Note 4 for information on Griffin's equity investment in Centaur.


4.     Equity Investment

     Griffin accounts for its approximately 35% ownership of the outstanding common stock of Centaur Communications, Ltd. ("Centaur") under the equity method of accounting for investments. Centaur reports on a June 30 fiscal year. The unaudited summarized financial data of Centaur presented below were derived from consolidated financial information of Centaur for the three month periods ended February 29, 2004 and February 28, 2003. Griffin's equity loss from Centaur for the thirteen weeks ended February 28, 2004 and March 1, 2003 includes $92 in each reporting period for amortization of publishing rights. Griffin's equity loss from Centaur also reflects adjustments necessary to present Centaur's results for the three month periods in accordance with generally accepted accounting principles in the United States of America.


                                       Three Months Ended,
                                      ---------------------
                                  February 29, 2004     February 28, 2003
                                  -----------------   -------------------
Net sales . . . . . . . . . .  $             25,410   $           21,104
Costs and expenses. . . . . .                25,664               21,539
                               ---------------------  -------------------
Operating loss. . . . . . . .                  (254)                (435)
Nonoperating income (expense)                   169                 (307)
                               ---------------------  -------------------
Pretax loss . . . . . . . . .                   (85)                (742)
Income tax benefit. . . . . .                   (94)                (176)
                               ---------------------  -------------------
Net income (loss) . . . . . .  $                  9   $             (566)
                               =====================  ===================


                                                        As of,
                                                  ------------------
                                       February 29, 2004   November 30, 2003
                                       ------------------  ------------------
Current assets . . . . . . . . . . . . $           30,668  $           25,275
Intangible assets. . . . . . . . . . .             10,606               9,732
Other noncurrent assets. . . . . . . . .           11,074              10,975
                                       ------------------  ------------------
Total assets . . . . . . . . . . . . . $           52,348  $           45,982
                                       ==================  ==================

Current liabilities. . . . . . . . . . $           35,106  $           30,047
Other noncurrent liabilities . . . . .              2,883               2,581
                                       ------------------  ------------------
Total liabilities. . . . . . . . . . .             37,989              32,628
Stockholders' equity . . . . . . . . .             14,359              13,354
                                       ------------------  ------------------
Total liabilities and
stockholders' equity                   $           52,348  $           45,982
                                       ==================  ==================


          On March 10, 2004, Griffin completed the sale of its equity investment in Centaur to a newly formed company, Centaur Holdings PLC ("Centaur Holdings"). At the time of the sale, Griffin held 5,428,194 B Ordinary shares of Centaur common stock. In conjunction with this transaction, Centaur Holdings completed an initial offering of its common stock at 1.00 pound British Sterling per share. Centaur Holdings is being traded on the Alternative Investment Market of the London Stock Exchange. The sale agreement between Griffin, holders of A Ordinary shares of Centaur and the holder of C Ordinary shares of Centaur (collectively, the "Sellers") and Centaur Holdings contains certain warranties. Warranty claims by Centaur Holdings must first exceed 1 million pounds British Sterling in the aggregate before the Sellers are required to make any payments. The warranty period expires on September 30, 2005, except for certain warranties related to income taxes and pension liabilities, which expire on September 30, 2010.

          The consideration received by Griffin included initial cash proceeds of approximately $69.0 million after estimated transaction expenses of approximately $1.8 million but before income tax payments. The final amount of the cash proceeds will be determined based on the amount of cash and working capital on Centaur's balance sheet at closing and determination of actual transaction expenses. In addition to the cash proceeds, Griffin received 6,477,150 shares of Centaur Holdings common stock (representing approximately 4.4% of its newly issued outstanding common stock), which was valued at approximately $11.7 million based on the 1.00 pound British Sterling per share price of the initial sale of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time. Griffin is prohibited from selling its ownership in Centaur Holdings for six months from the date the transaction was completed.

          A portion of the cash proceeds from the sale were used to repay all of the amount outstanding ($18.4 million) under Griffin's Credit Agreement with Fleet National Bank. Griffin also expects to make income tax payments totaling approximately $21.0 million related to the gain on the sale. The remaining cash, after payment of income taxes and transaction expenses, will be used for general corporate purposes.

          Griffin expects to report a pretax gain on the sale of Centaur in the thirteen weeks ending May 29, 2004 of approximately $52.0 million, including the effect of foreign currency exchange, and subject to the determination of the final amount of cash proceeds and the determination of actual transaction expenses. Griffin's remaining investment in Centaur Holdings will be recorded based on the fair market value of that investment. The difference of approximately $5.7 million, net of tax, between the fair market value of Griffin's investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur that remained will be reported as other comprehensive income in the thirteen weeks ending May 29, 2004. Griffin expects to account for its continuing investment in Centaur Holdings as an available for sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," whereby future increases or decreases in the value of that investment, along with the effect of future changes in the foreign currency exchange rate, will be included in other comprehensive income (loss) in future periods. In connection with the sale of Centaur, on February 27, 2004, Griffin entered into a foreign currency exchange forward contract with Fleet National Bank to hedge the currency fluctuation of British Sterling between the time the final agreements on the Centaur sale were executed and the transaction closing date. There was no cost to Griffin for the foreign currency exchange forward contract, and Griffin's obligation under the contract was fulfilled with the proceeds from the sale of Centaur.


5.     Long-Term Debt

          Long-term debt includes:


                                    February 28, 2004         November 29, 2003
                                    -----------------         -----------------
Nonrecourse mortgages:
    8.54% due July 1, 2009. .       $           7,896         $            7,914
    6.08% due January 1, 2013                   9,567                      9,610
    8.13% due April 1, 2016 .                   5,979                      6,019
    7.0% due October 1, 2017.                   7,506                      7,537
                                    -----------------         ------------------
Total nonrecourse mortgages .                  30,948                     31,080
Credit Agreement. . . . . . .                  16,650                     10,725
Capital leases. . . . . . . .                     388                        360
                                   ------------------         ------------------
Total . . . . . . . . . . . .                  47,986                     42,165
Less: current portion . . . .                  17,361                     11,428
                                    -----------------         ------------------
Total long-term debt. . . . .       $          30,625         $           30,737
                                    =================         ==================


     On December 17, 2002 Griffin completed a $9.75 million nonrecourse mortgage of two office buildings. Proceeds of the mortgage were used to finance Griffin's acquisition, completed on December 6, 2002, of a 70% interest in those buildings. Griffin previously held the remaining 30% interest in those buildings. The mortgage has a 6.08% rate and a term of ten years, with payments based on a twenty-five year amortization period.

     The amount outstanding under Griffin's Credit Agreement (the "Credit Agreement") with Fleet National Bank ("Fleet") at February 28, 2004 had a weighted average interest rate of 3.6%. The Credit Agreement is collateralized by certain of Griffin's real estate assets and includes financial covenants with respect to Griffin's fixed charge coverage (as defined), net worth and leverage. On February 23, 2004, Griffin and Fleet completed the Fourth Amendment (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment included a waiver of the fixed charge coverage covenant as of November 29, 2003, and required Griffin to pledge the accounts receivable and inventory of Imperial as additional collateral for the Credit Agreement. The Fourth Amendment also increased interest rates on overnight and LIBOR based borrowings under the Credit Agreement by 0.5% each. Under the terms of the Fourth Amendment, Griffin was required to either (a) complete the sale of Griffin's investment in Centaur by May 1, 2004 with the proceeds used to pay down outstanding indebtedness under the Credit Agreement, or (b) raise a minimum of $18 million in debt and equity financing by June 1, 2004. The completion of the sale of Centaur on March 10, 2004 satisfied Griffin's requirement under the Fourth Amendment to raise additional capital. A portion of the proceeds from the sale of Centaur were used to repay all of the amounts outstanding under the Credit Agreement.

     At February 28, 2004 and November 29, 2003, the fair values of Griffin's mortgages were $32.5 million and $32.3 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral. Management believes that because of variable interest rates, the amounts included on Griffin's balance sheets for the Credit Agreement at February 28, 2004 and November 29, 2003 reflect their fair values.


6.     Stock Options

     Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan") is summarized as follows:


                                         Number of         Weighted Avg.
                                           Shares          Exercise Price
                                         ---------         --------------
Outstanding at November 29, 2003 . . . .   659,542         $        12.57
Exercised. . . . . . . . . . . . . . . .   (11,212)                 10.94
                                         ----------        --------------
Outstanding at February 28, 2004 . . . .   648,330         $        12.60
                                         ==========        ==============

                     Number of option holders at February 28, 2004     28


                                                         Weighted Average
                                                           Remaining
Range of           Outstanding at      Weighted Ave.    Contractual Life
Exercise Prices    February 28, 2004   Exercise Price       (in years)
---------------    -----------------   --------------   ------------------
Under $3.00. . . .            18,011   $         1.80                  0.8
3.00-$11.00 . . . .          100,172             7.52                  2.0
Over $11.00. . . .           530,147            13.92                  4.7
                   -----------------
                             648,330
                   =================


     At February 28, 2004, 571,719 options outstanding under the Griffin Stock Option Plan were exercisable with a weighted average price of $12.44 per share. Subsequent to February 28, 2004, 12,000 options with an average exercise price of $1.68 per share were exercised.



7.     Per Share Results

     Basic and diluted per share results were based on the following:

                                                For the 13 Weeks Ended,
                                                -----------------------
                                          February 28, 2004      March 1, 2003
                                          -----------------    ------------------
Net loss as reported for
   computation of basic and
   diluted per share results . . . . . . .$          (1,404)   $          (1,652)
                                          ==================   ==================

Weighted average shares outstanding
   for computation of basic
   and diluted per share results . . . . .         4,879,000           4,865,000
                                          ==================   ==================


     Incremental shares from the assumed exercise of Griffin stock options were not included in either period because inclusion of such shares would be anti-dilutive.

8.     Supplemental Financial Statement Information

     Other Comprehensive Income

     The Statements of Changes in Stockholders' Equity for the thirteen weeks ended February 28, 2004 and March 1, 2003 include other comprehensive income of $351 and $69, respectively, reflecting translation adjustments related to Griffin's equity investment in Centaur.


     Inventories

     Inventories consist of:


                                Feb. 28, 2004        Nov. 29, 2003
                                -------------        -------------
Nursery stock. . . . . . . . .  $      35,191        $      31,076
Materials and supplies . . . .          1,965                1,320
                                -------------        -------------
                                $      37,156        $      32,396
                                =============        =============


     Property and Equipment

     Property and equipment consist of:


                          Estimated        February 28,       November 29,
                          Useful Lives        2004                2003
                          ------------     -----------       -------------
Land and improvements .                    $     4,972       $       5,003
Buildings. . . . . . . .  10 to 40 years         3,033               3,028
Machinery and equipment.   3 to 20 years        15,514              15,309
                                           -----------       -------------
                                               23,519               23,340
Accumulated depreciation .                    (11,658)             (11,421)
                                           -----------       -------------
                                           $   11,861         $     11,919
                                           ===========        ============

     Griffin incurred capital lease obligations of $92 in the thirteen weeks ended February 28, 2004. Griffin did not incur any capital lease obligations during the thirteen weeks ended March 1, 2003.

     Real Estate Held for Sale or Lease

     Real estate held for sale or lease consists of:


                                                       February 28, 2004
                                                       -----------------
                                 Estimated     Held for   Held for      Total
                                Useful Lives     Sale       Lease
                                ------------   ---------  ---------    --------
Land . . . . . . . . . . . . . .               $   1,330  $  4,101     $  5,431
Land improvements. . . . . . . .  15 years             9     4,522        4,531
Buildings. . . . . . . . . . . .  40 years             -    58,694       58,694
Development costs . . . . . . .                    7,118     4,922       12,040
                                               ---------   --------    ---------
                                                   8,457    72,239       80,696
Accumulated depreciation. . . .                        -   (15,407)     (15,407)
                                               ---------  ---------    ---------
                                               $   8,457  $  56,832    $ 65,289
                                               =========  =========    =========



                                                       November 29, 2003
                                                       -----------------
                                 Estimated     Held for   Held for      Total
                                Useful Lives     Sale       Lease
                                ------------   ---------  --------     --------
Land . . . . . . . . . . . . .                 $   1,330  $  4,101     $  5,431
Land improvements. . . . . . .    15 years             9     4,522        4,531
Buildings. . . . . . . . . . .    40 years             -    57,481       57,481
Development costs . . . .  . .                     6,880     5,073       11,953
                                               ---------  --------     ---------
                                                   8,219    71,177       79,396
Accumulated depreciation . . .                         -   (14,743)     (14,743)
                                               ---------  --------     ---------
                                               $   8,219  $ 56,434      $ 64,653
                                               =========  ========      ========


     Real Estate Joint Venture

          On December 6, 2002, Griffin acquired the remaining 70% interest in a joint venture that owned two office buildings of approximately 80,000 square
feet each in Griffin Center in Windsor, Connecticut.   Griffin previously held
the remaining 30% interest in the joint venture. Subsequent to the acquisition, Griffin's investment in the joint venture was terminated. The book value of Griffin's investment in the joint venture was $3.1 million at the time of the acquisition (it had been included in other assets at November 30, 2002) and was reclassified, principally into real estate held for lease. Griffin accounted for its acquisition of the remaining 70% interest in the real estate joint venture in accordance with SFAS No. 141 "Business Combinations", which required the purchase price to be allocated to the assets acquired and liabilities assumed. Accordingly, the purchase was allocated to real estate held for lease, intangible assets related to the leases in place, lease commissions and tenant relationships based upon their fair values. Approximately $1.0 million of the purchase price was allocated to intangible assets and is being amortized over periods ranging from five to fifteen years. At February 28, 2004, intangible assets of $854, net of accumulated amortization, are included in other assets on Griffin's balance sheet.


9.     Commitments and Contingencies

     As of February 28, 2004, Griffin had committed purchase obligations of $1.2 million.

     Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin's consolidated financial position, results of operations or cash flows.

--------------------------------------------------------------------------------

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

     The consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). During the periods discussed in this report, Griffin had an equity investment in Centaur Communications, Ltd. ("Centaur"), a privately held magazine publishing business based in the United Kingdom. Subsequent to the end of the fiscal period ended February 28, 2004, Griffin completed the sale of its investment in Centaur (see Note 4 to Griffin's consolidated financial statements included in Item 1 of this report).

     The significant accounting policies and methods used in the preparation of Griffin's consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin's fiscal 2003 financial statements included in Form 10-K as filed with the Securities and Exchange Commission on February 25, 2004. The preparation of Griffin's financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen weeks ended February 28, 2004 are consistent with those used by Griffin in preparation of its fiscal 2003 financial statements.

Summary

     Griffin's results for the thirteen weeks ended February 28, 2004 (the "2004 first quarter") were slightly improved over the results for the thirteen weeks ended March 1, 2003 (the "2003 first quarter"). Due to the seasonality of its landscape nursery business, Imperial historically incurs an operating loss in the first quarter. The 2004 first quarter operating loss at Imperial was lower than the operating loss in the 2003 first quarter due principally to the timing of selling, general and administrative expenses. Operating results at Griffin Land were lower in the 2004 first quarter as compared to the 2003 first quarter due principally to lower revenue. Griffin's interest expense increased due to the higher debt outstanding in the current quarter as the result of borrowings to finance real estate investment and operate the landscape nursery business.

Results of Operations

     Net sales and other revenue were $3.1 million in both the 2003 and 2004 first quarters. Net sales and other revenue at Imperial increased by $0.1 million which was offset by a $0.1 million decrease in net sales and other revenue at Griffin Land.

     Net sales and other revenue at Griffin Land decreased from $2.8 million in the 2003 first quarter to $2.7 million in the 2004 first quarter, reflecting lower revenue from leasing operations. There were no land sales in either the 2003 or 2004 first quarters. The decrease in revenue from leasing operations principally reflects lower revenue for tenant services, principally reflecting less snow removal charges in the 2004 first quarter as compared to the 2003 first quarter. At February 28, 2004, Griffin Land owned 1,130,000 square feet of industrial, flex and office space, with 870,000 square feet (77%) leased. At the end of the 2003 first quarter, Griffin Land had 1,013,000 square feet of industrial, flex and office space, with 885,000 square feet (87%) leased. The lower percentage of space leased at the end of the 2004 first quarter and the increase in total square feet available in Griffin Land's portfolio versus the comparable time last year principally reflects the completion in the 2003 fourth quarter of the shell of a 117,000 square foot industrial building that was built on speculation but was not leased at the end of the 2004 first quarter. Although leasing in the industrial, flex and office markets where Griffin Land's properties are located was generally slow in fiscal 2003, activity of prospective tenants increased in the 2004 first quarter, particularly in the market for industrial space. Subsequent to the end of the 2004 first quarter, Griffin Land entered into leases for approximately 54,000 square feet of vacant space in the shell of the New
England Tradeport industrial building that was built on speculation in fiscal 2003 and for approximately 15,000 square feet of previously vacant space in another of Griffin Land's industrial buildings in the New England Tradeport.

     Net sales and other revenue at Imperial increased from $0.3 million in the 2003 first quarter to $0.4 million in the 2004 first quarter. Imperial's landscape nursery business is highly seasonal, with sales peaking in the spring. Sales in the winter months that comprise the first quarter (December through February) are not significant when compared to the full year's sales.
Imperial's 2003 first quarter net sales and other revenue was less than 2% of its full year net sales and other revenue.

     Griffin's consolidated operating loss decreased from $1.5 million in the 2003 first quarter to $1.4 million in the 2004 first quarter. The lower consolidated operating loss reflects a $0.3 million lower operating loss at Imperial, partially offset by a decrease of $0.2 million in operating profit at Griffin Land.

     Operating profit at Griffin Land decreased from $0.2 million in the 2003 first quarter to break even in the 2004 first quarter, reflecting the following:

                                                         2004          2003
                                                      First Qtr.    First Qtr.
                                                     -----------  ------------
                                                        (amounts in millions)
Profit from leasing activities before general and
   administrative expenses and before depreciation
   and amortization expense . . . . . . . . . . . .  $       1.4   $       1.6
General and administrative expenses . . . . . . . .         (0.6)         (0.6)
                                                     ------------  ------------
Profit before depreciation and amortization expense          0.8           1.0
Depreciation and amortization expense . . . . . . .         (0.8)         (0.8)
                                                     ------------  ------------
Operating profit. . . . . . . . . . . . . . . . . .  $         -   $       0.2
                                                     ============  ============

     Griffin Land's profit from leasing activities before general and administrative expenses and before depreciation and amortization expense decreased from $1.6 million in the 2003 first quarter to $1.4 million in the 2004 first quarter due to the $0.1 million decrease in revenue from leasing and an increase of $0.1 million in higher building operating expenses. The building operating expense increase reflects higher real estate taxes and higher utility costs, including costs associated with the shell of the new industrial building
that was completed near the end of last year.   Griffin Land's 2004 first
quarter general and administrative expenses and depreciation and amortization expenses were consistent with the 2003 first quarter.

     The operating loss at Imperial decreased from $1.2 million in the 2003 first quarter to $0.9 million in the 2004 first quarter. Due to the seasonality of its landscape nursery business, Imperial historically incurs an operating loss in the first quarter. The lower operating loss in the 2004 first quarter as compared to the 2003 first quarter principally reflects the timing of selling, general and administrative expenses. Selling expenses decreased by $0.1 million, due principally to changes in compensation programs, whereby a greater portion of compensation expenses in fiscal 2004 is based on commissions, for which the expenses will be incurred when sales are made, as compared to last year, which had a portion of selling expenses based on salaries, which are incurred evenly throughout the year. Marketing expenses were $0.1 million lower in the 2004 first quarter as compared to the 2003 first quarter because of 2003 first quarter expenses incurred in connection with the new program to sell plants under the "Novalis" trade name. In addition, general and administrative expenses decreased by $0.1 million in the 2004 first quarter as compared to the 2003 first quarter principally due to lower donation and contribution expenses.

     Griffin's general corporate expense was $0.5 million in both the 2003 and 2004 first quarters. Griffin's consolidated interest expense increased by $0.1 million from $0.6 million in the 2003 first quarter to $0.7 million in the 2004 first quarter. The increase in interest expense reflects the higher amount of borrowings outstanding in the 2004 first quarter as compared to the 2003 first quarter. Griffin's average outstanding debt in the 2004 first quarter was $45.5 million as compared to average outstanding debt of $34.6 million in the 2003 first quarter. The increase in outstanding debt principally reflects borrowings under Griffin's Credit Agreement with Fleet National Bank to finance Griffin Land's additions to its real estate assets, including approximately $3.8 million to build the shell of the new industrial building in fiscal 2003, and to finance working capital requirements of its businesses.

     Griffin's effective income tax benefit rate was 37.3% in the 2004 first quarter as compared to 35.3% in the 2003 first quarter. The income tax benefit rates reflect a 34% rate for a federal income tax benefit adjusted for expected state income tax benefits. At February 28, 2004, Griffin had net deferred tax assets of $0.7 million that will be realized in the 2004 second quarter as the result of the sale, at a substantial pretax gain, of Griffin's investment in Centaur.

     Griffin's equity loss from Centaur decreased from $0.3 million in the 2003 first quarter to $0.1 million in the 2004 first quarter. Centaur's publishing business is seasonal, and Centaur's operating results in the December to February period are generally lower during that period than at other times of the year. Subsequent to the end of the 2004 first quarter, Griffin completed the sale of its investment in Centaur for mostly cash and an approximately 4.4% equity interest in Centaur Holdings PLC ("Centaur Holdings"), a newly formed public company. Griffin will report a significant gain on this transaction in the 2004 second quarter (see Note 4 to Griffin's consolidated financial statements included in Item 1 of this report).

Liquidity and Capital Resources

     Cash used in operating activities increased from $3.9 million in the 2003 first quarter to $4.0 million in the 2004 first quarter. The cash used in operating activities during Griffin's first quarter reflects working capital needs of Griffin's businesses and the seasonality of Griffin's landscape nursery business.

     Cash used in investing activities decreased from $8.1 million in the 2003 first quarter to $1.8 million in the 2004 first quarter. The 2003 investing activities included $7.4 million for the acquisition of a 70% interest in a real estate joint venture that owned two office buildings of approximately 80,000 square feet each located in Griffin Center in Windsor, Connecticut. Griffin had previously held the remaining 30% interest. Cash used in investing activities for additions to real estate in the 2004 first quarter principally reflects tenant improvements on space in which Griffin Land recently entered into a ten year lease extension with a major tenant. The cost of the improvements and a lease inducement payment made in fiscal 2003, in total, is not expected to exceed $2.5 million. The new lease rates consider these expenditures, including an interest factor, to provide Griffin Land an appropriate return over the lease term on its investment of these initial costs. The capital improvements related to the lease extension were completed in the early part of the 2004 second quarter. Griffin Land has received a commitment from the mortgage holder on this building and another building in the New England Tradeport for an additional $1.5 million mortgage on those properties. The mortgage is expected to close in the 2004 second quarter.

     Additions to property and equipment, principally for Imperial, were approximately $0.2 million in both the 2003 and 2004 first quarters. The additions in the 2003 first quarter were generally for the completion of the expansion of Imperial's northern Florida growing operation that had been ongoing over the prior four years. Additions to property and equipment in the 2004 first quarter were to construct facilities needed for a portion of the product to be sold under the new "Novalis" trade name and for general improvements.

     Net cash generated from financing activities decreased from $12.2 million in the 2003 first quarter to $5.7 million in the 2004 first quarter. The decrease in net cash generated from financing activities reflects the inclusion in the 2003 first quarter of the proceeds from the $9.75 million nonrecourse mortgage placed on the two office buildings of the joint venture acquired in December 2002. Excluding the new mortgage proceeds in the 2003 first quarter, net cash generated from financing activities increased in the 2004 first quarter as compared to the 2003 first quarter because of increased borrowings under Griffin's Credit Agreement in the current period. The higher borrowings reflected increased cash needs of Griffin's operating businesses.

     For the balance of fiscal 2004, Griffin is planning to continue to invest in its real estate business. In addition to the improvements made in conjunction with the lease extension described above, additional amounts will be required to complete the interiors of the shells of an office building and the industrial building that were built on speculation. A portion of the space in the industrial building shell was recently leased (see above), with tenant improvements on the newly leased space to be started in the 2004 second quarter. The office building is not yet leased. The buildout of the unleased parts of these buildings will be started as leases are obtained. In 2004, Griffin Land expects to start construction of the shell of a new approximately 130,000 square foot industrial building in the New England Tradeport. This new building will be built on speculation. Griffin Land will also continue to seek approval for its proposed residential developments, including a 50 lot subdivision in Suffield, Connecticut, the proposed development in Simsbury, Connecticut that is currently in litigation, and the sale of the remaining development rights of Griffin Land's Walden Woods development in Windsor, Connecticut. Griffin Land has an agreement for the sale of those development rights, but completion of the transaction is subject to the purchaser receiving approval of its plans from the town's land use commissions. Based on the terms currently contemplated, proceeds from that sale are expected to be approximately $3.0 million, with this transaction potentially being closed before the end of fiscal 2004. Griffin Land intends to proceed with residential development plans on other of its lands that are also appropriate for that use.

     On February 23, 2004, Griffin completed the Fourth Amendment (the "Fourth Amendment") to its Credit Agreement. The Fourth Amendment waived Griffin's noncompliance at November 29, 2003 of the fixed charge coverage covenant of the Credit Agreement and required Griffin to either (a) complete the sale of the investment in Centaur by May 1, 2004 with the proceeds being used to pay down outstanding indebtedness of the Credit Agreement or (b) raise a minimum of $18 million in debt and equity financing by June 1, 2004. On March 10, 2004, Griffin completed the sale of its equity investment in Centaur to Centaur Holdings, a newly formed company. The consideration received by Griffin included initial cash proceeds of approximately $69.0 million, after estimated transaction expenses, but before income tax payments. A portion of the cash proceeds were used to repay the entire amount outstanding under the Credit Agreement at the time the transaction was completed ($18.4 million).
Completion of this transaction satisfied Griffin's requirement under the Fourth Amendment to the Credit Agreement to raise additional capital.

     Griffin's payments (including principal and interest) under contractual obligations as of February 28, 2004 are as follows:


                                         Due         Due       Due      Due in
                                        Within      From       From     More Than
                               Total   One Year   1-3 Years  3-5 Years  5 Years
                              -------  --------   ---------  ---------  ---------
                                                    (in millions)
Mortgages. . . . . . . . . .  $  49.7  $      2.8  $     5.6  $     5.6  $   35.7
2002 Credit Agreement (1). .     16.7        16.7          -          -         -
Capital Lease Obligations. .      0.4         0.2        0.2          -         -
Operating Lease Obligations.      0.8         0.2        0.3        0.3         -
Purchase Obligations (2) . .      1.2         1.2          -          -         -
Other (3). . . . . . . . . .      1.1           -          -          -       1.1
                              -------  ----------  ---------  ---------  --------
                              $  69.9  $     21.1  $     6.1  $     5.9  $   36.8
                              =======  ==========  =========  =========  ========


(1) Reflects the amount outstanding for the Credit Agreement as of February 28, 2004. Due to the variable interest rate on this debt, interest for future periods is not included above.
(2) Includes commitments made as of February 28, 2004 for the purchase of services and materials for improvements to one of Griffin Land's industrial buildings related to a lease extension with a major tenant, a portion of which will be reimbursed by the tenant.
(3) Includes Griffin's deferred compensation plan and other postretirement benefit liabilities.

     Management believes that the significant amount of cash proceeds, after payment of income taxes and transaction expenses, generated from the completion of the Centaur transaction and cash flow generated from its operations will be sufficient to finance the working capital requirements of Griffin's businesses and fund continued investment in Griffin's real estate assets for the foreseeable future. Griffin Land may also continue to seek nonrecourse mortgage placements on selected properties.

FORWARD-LOOKING INFORMATION

     The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the improved return on assets of Imperial's operations, successful completion of negotiations for leasing currently vacant space, construction of additional facilities in the real estate business, completion of the sale of the development rights of Walden Woods and approval of other proposed residential subdivisions. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.
--------------------------------------------------------------------------------

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

     For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to repay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had $16.7 million of variable rate debt outstanding at February 28, 2004. An increase in interest rates of 1% would have increased Griffin's interest expense by approximately $31,000 in the thirteen weeks ended February 28, 2004.

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

     In connection with the sale of its investment in Centaur, Griffin entered into a foreign currency exchange forward contract with Fleet National Bank to hedge Griffin's exposure to the short-term fluctuation in the foreign currency exchange rate between the time the definitive agreement on the sale of Centaur was completed and the closing of the transaction and receipt of the sale proceeds. There was no cost to Griffin for the contract, and Griffin fulfilled its obligation under the contract with the proceeds from the sale of Centaur.

     Griffin does not have foreign currency exposure in its operations. Griffin retains an investment in Centaur Holdings PLC, a newly formed public company traded on the Alternative Investment Market of the London Stock Exchange. The ultimate liquidation of this investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.
--------------------------------------------------------------------------------

ITEM 4     .     CONTROLS AND PROCEDURES

     Griffin maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Griffin's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to Griffin's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

     As required by SEC Rule 13a-15(b), Griffin carried out an evaluation, under the supervision and with the participation of Griffin's management, including Griffin's Chief Executive Officer and Griffin's Chief Financial Officer, of the effectiveness of the design and operation of Griffin's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, Griffin's Chief Executive Officer and Chief Financial Officer concluded that Griffin's disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in Griffin's internal controls over financial reporting during Griffin's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Griffin's internal controls over financial reporting.
--------------------------------------------------------------------------------

PART II     OTHER INFORMATION

ITEMS 1 - 5.     Not Applicable

ITEM 6.     Exhibits And Reports on Form 8-K

(a) Exhibits

Exhibit No.                              Description
-----------                    ---------------------

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

    (b) (1) On January 16, 2004, Griffin filed Form 8-K to announce the execution of a heads of agreement providing for the sale of all of the outstanding equity interests in Centaur Communications, Ltd.

         (2) On February 13, 2004, Griffin filed Form 8-K to announce its 2003 fourth quarter and 2003 full year results of operations.

         (3) On February 27, 2004, Griffin filed Form 8-K to announce the execution of a Share Acquisition Agreement providing for the sale of all of the A, B and C Ordinary Shares in Centaur Communications, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  GRIFFIN LAND & NURSERIES, INC.


                                                       /s/ Frederick M. Danziger
                                          --------------------------------------
Date:  April 12, 2004
                                                           Frederick M. Danziger
                                           President and Chief Executive Officer





                                                           /s/ Anthony J. Galici
                                        ----------------------------------------
Date:  April  12, 2004
                                                             Anthony  J.  Galici
                                         Vice President, Chief Financial Officer
                                                                   and Secretary

                                                                    Exhibit 31.1

I, Frederick M. Danziger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Griffin Land & Nurseries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in the report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: April 12, 2004
                                     /s/ FREDERICK M. DANZIGER
                                      ------------------------
                                      Frederick M. Danziger
                                      President and Chief Executive Officer
--------------------------------------------------------------------------------

                                                                    Exhibit 31.2

I, Anthony J. Galici, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Griffin Land & Nurseries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  April 12, 2004              /s/ANTHONY J. GALICI
                                   --------------------
                                   Anthony J. Galici
                                   Vice President, Chief Financial Officer and
                                   Secretary
--------------------------------------------------------------------------------


                                                  Exhibit 32.1

                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
                   PURSUANT TO 18 UNITED STATES CODE SS. 1350

     In connection with the Quarterly Report of Griffin Land & Nurseries, Inc. (the "Company") on Form 10-Q for the quarter ended February 28, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Frederick M. Danziger, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                              /s/ FREDERICK M. DANZIGER
                              -------------------------
                              Frederick M. Danziger
                              President and Chief Executive Officer
                              April 12, 2004

--------------------------------------------------------------------------------

                                                  Exhibit 32.2

                    CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
                   PURSUANT TO 18 UNITED STATES CODE SS. 1350

     In connection with the Quarterly Report of Griffin Land & Nurseries, Inc. (the "Company") on Form 10-Q for the quarter ended February 28, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Anthony J. Galici, Vice President, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                              /s/ ANTHONY J. GALICI
                              ---------------------
                              Anthony J. Galici
                              Vice President, Chief Financial Officer and
                              Secretary
                              April 12, 2004

--------------------------------------------------------------------------------