Form 10-Q
period 2004-05-29
GRIFFIN LAND & NURSERIES INC
filed 2004-07-13
CIK 1037390

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 29, 2004


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


                                                          Yes           No     X




         Number of shares of Common Stock outstanding at July 6, 2004: 4,903,062

================================================================================

                         GRIFFIN LAND & NURSERIES, INC.
                                    Form 10-Q


PART I  -  FINANCIAL INFORMATION

ITEM 1  -  Financial  Statements

           Consolidated  Statements  of  Operations
           13  and  26  Weeks Ended  May 29,  2004  and
           May  31, 2003, respectively                                         3

           Consolidated Balance Sheets
           May 29, 2004 and November 29, 2003                                  4

           Consolidated  Statements  of  Changes  in Stockholders' Equity
           26  Weeks  Ended  May  29,  2004  and  May  31,  2003               5

           Consolidated  Statements  of  Cash  Flows
           26  Weeks  Ended  May  29,  2004  and  May  31,  2003               6

           Notes to Consolidated Financial Statements                       7-17

ITEM 2  -  Management's  Discussion  and  Analysis  of
           Financial  Condition  and  Results  of  Operations              18-26

ITEM 3  -  Quantitative and Qualitative Disclosures About Market Risk         26

ITEM 4  -  Controls  and  Procedures                                       26-27


PART II -  OTHER INFORMATION

ITEM 1  -  Legal Proceedings                                                  28

ITEM 6  -  Exhibits and Reports on Form 8-K                                28-29

SIGNATURES                                                                    30

================================================================================


PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                         Griffin Land & Nurseries, Inc.
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)





                                                    For the 13 Weeks Ended,      For the 26 Weeks Ended,
                                                    -----------------------      -----------------------
                                                      May 29,      May 31,         May 29,      May 31,
                                                       2004        2003             2004         2003
                                                    ----------   ----------     -----------   ----------
Net sales and other revenue. . . . . . . . . . . . $    22,265   $   21,863     $    25,360   $   24,964
Cost of goods sold . . . . . . . . . . . . . . . . .    18,813       17,812          21,336       20,074
Selling, general and administrative expenses . . . .     3,149        2,216           5,118        4,545
                                                    ----------   ----------     -----------   ----------
Operating profit (loss). . . . . . . . . . . . . . .       303        1,835          (1,094)         345
Gain on sale of Centaur Communications, Ltd. . . . .    51,107            -          51,107            -
Foreign currency exchange gain . . . . . . . . . . .     1,070            -           1,070            -
Interest expense . . . . . . . . . . . . . . . . . .      (624)        (687)         (1,331)      (1,311)
Interest income. . . . . . . . . . . . . . . . . . .        99            9             105           17
                                                     ---------   ----------     -----------   ----------
Income (loss) before income tax provision
   (benefit) and equity investment . . . . . . . . .    51,955        1,157     $    49,857         (949)
Income tax provision (benefit) . . . . . . . . . . .    17,565          403          16,782         (341)
                                                     ---------   ----------     -----------   ----------
Income (loss) before equity investment . . . . . . .    34,390          754          33,075         (608)
Income (loss) from equity investment . . . . . . . .       417         (268)            328         (558)
                                                     ---------   -------------  -----------   ----------
Net income (loss). . . . . . . . . . . . . . . . . .$   34,807   $      486     $    33,403   $   (1,166)
                                                    ==========   ==========     ===========   ==========

Basic net income (loss) per common share . . . . . .$     7.10   $     0.10     $      6.83   $   (0.24)
                                                    ==========   ==========     ===========   ==========
Diluted net income (loss) per common share . . . . .$     6.79   $     0.10            6.58   $   (0.24)
                                                    ==========   ==========     ===========   ==========




                 See Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

                         Griffin  Land & Nurseries, Inc
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)
                                   (unaudited)




                                                               May 29, 2004      November 29, 2003
                                                            ------------------  -------------------
ASSETS
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . .  $           40,379  $                18
   Accounts receivable, less allowance of $194 and $149. .              13,057                1,948
   Inventories . . . . . . . . . . . . . . . . . . . . . .              29,852               32,396
   Deferred income taxes . . . . . . . . . . . . . . . . .               2,770                1,812
   Other current assets. . . . . . . . . . . . . . . . . .               2,522                3,161
                                                            ------------------  -------------------
Total current assets . . . . . . . . . . . . . . . . . . .              88,580               39,335
Real estate held for sale or lease, net. . . . . . . . . .              65,490               64,653
Property and equipment, net. . . . . . . . . . . . . . . .              11,704               11,919
Investment in Centaur Holdings, PLC. . . . . . . . . . . .               9,439                    -
Investment in Centaur Communications, Ltd. . . . . . . . .                   -               20,895
Other assets . . . . . . . . . . . . . . . . . . . . . . .               8,747                8,919
                                                            ------------------  -------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . .  $          183,960  $           145,721
                                                            ==================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Income taxes payable. . . . . . . . . . . . . . . . . .  $            9,709  $                 -
   Accounts payable and accrued liabilities. . . . . . . .               5,036                4,573
   Current portion of long-term debt . . . . . . . . . . .                 819               11,428
                                                            ------------------  -------------------
Total current liabilities. . . . . . . . . . . . . . . . .              15,564               16,001
Long-term debt . . . . . . . . . . . . . . . . . . . . . .              31,832               30,737
Other noncurrent liabilities . . . . . . . . . . . . . . .               1,751                1,659
                                                            ------------------  -------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . .              49,147               48,397
                                                            ------------------  -------------------

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
   authorized, 4,903,062 and 4,876,916 shares issued and
   outstanding, respectively . . . . . . . . . . . . . . .                  49                   49
Additional paid-in capital . . . . . . . . . . . . . . . .              93,699               93,392
Retained earnings. . . . . . . . . . . . . . . . . . . . .              37,015                3,612
Accumulated other comprehensive income . . . . . . . . . .               4,050                  271
                                                            ------------------  -------------------
Total stockholders' equity . . . . . . . . . . . . . . . .             134,813               97,324
                                                            ------------------  -------------------
Total liabilities and stockholders' equity . . . . . . . .  $          183,960  $           145,721
                                                            ==================  ===================



                 See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                         Griffin Land & Nurseries, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                             (dollars in thousands)
                                   (unaudited)



                              Shares Of              Additional
                               Common      Common     Paid-In      Retained
                               Stock       Stock      Capital      Earnings
                              ---------    -------  ------------   --------
Balance at
   November 30, 2002 . . .    4,864,916    $    49   $    93,372    $ 5,961

Exercise of stock options        12,000          -            20          -

Net loss . . . . . . . . .            -          -             -     (1,166)

Other comprehensive
   income . . . . . . . .             -          -             -          -
                              ----------   --------  -----------     ------

Balance at
   May 31, 2003 . . . . .     4,876,916    $    49   $    93,392    $ 4,795
                              =========    =======   ===========    =======

                                   Accumulated
                                      Other                      Total
                                  Comprehensive               Comprehensive
                                     Income           Total   Income (Loss)
                                  -------------     --------  -------------

Balance at
   November 30, 2002 . . .        $        (128)    $  99,254  $          -

Exercise of stock options                     -            20             -

Net loss . . . . . . . . .                    -        (1,166) $    (1,166)

Other comprehensive
   income . . . . . . . . .                  240          240          240
                                   -------------    ---------   -----------
Balance at
   May 31, 2003 . . . . . .       $          112    $  98,348  $      (926)
                                  ===============   =========  ============
--------------------------------------------------------------------------------

                              Shares Of              Additional
                               Common      Common     Paid-In      Retained
                               Stock       Stock      Capital      Earnings
                              ---------    -------  ------------   --------
Balance at
   November 29, 2003 . . . . 4,876,916    $    49   $    93,392    $  3,612

Exercise of stock options
   including tax benefit
   of $115 . . . . . . . . .    26,146           -          307           -

Net income . . . . . . . . .         -           -             -     33,403

Other comprehensive
   income . . . . . . . . .          -           -             -          -
                              ---------    -------   ----------     -------

Balance at
   May 29, 2004 . . . . . .   4,903,062    $    49   $   93,699     $37,015
                              =========    =======   ==========     =======

                                  Accumulated
                                     Other                       Total
                                  Comprehensive               Comprehensive
                                     Income         Total     Income (Loss)
                                  -------------   ----------  -------------

Balance at
   November 29, 2003 . . . . .     $      271    $    97,324   $          -

Exercise of stock options
   Including tax benefit
   of $115 . . . . . . . . . .              -            307              -

Net income . . . . . . . . . .              -         33,403   $     33,403

Other comprehensive
   income . . . . . . . . . .            3,779         3,779          3,779
                                   -----------   -----------   ------------
Balance at
   May 29, 2004 . . . . . . .      $     4,050   $   134,813   $     37,182
                                   ===========   ===========   ============



               See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                         Griffin Land & Nurseries, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)




                                                                        For the 26 Weeks Ended,
                                                                       -------------------------
                                                                   May 29, 2004             May 31, 2003
                                                              ---------------------    ---------------------
Operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . .  $             33,403       $             (1,166)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
   Gain on sale of Centaur Communications, Ltd.. . . . . .               (51,107)                         -
   Tax payment included in other comprehensive income. . .                (2,959)                         -
   Depreciation and amortization . . . . . . . . . . . . .                 2,387                      2,052
   Gain on foreign exchange contract . . . . . . . . . . .                (1,070)                         -
   (Income) loss from equity investment. . . . . . . . . .                  (328)                       558
   Deferred income taxes . . . . . . . . . . . . . . . . .                  (340)                      (426)
   Write-off of unamortized financing costs. . . . . . . .                   280                          -
Changes in assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . . .               (11,154)                   (11,834)
   Inventories . . . . . . . . . . . . . . . . . . . . . .                 2,544                      1,820
   Other current assets. . . . . . . . . . . . . . . . . .                   639                        197
   Accounts payable and accrued liabilities. . . . . . . .                   463                        975
   Income taxes payable. . . . . . . . . . . . . . . . . .                 9,824                          -
   Other, net. . . . . . . . . . . . . . . . . . . . . . .                   397                        277
                                                              ---------------------    ---------------------
Net cash used in operating activities. . . . . . . . . . .               (17,021)                    (7,547)
                                                              ---------------------    ---------------------

Investing activities:
Proceeds from the sale of Centaur Communications, Ltd. . .                68,852                          -
Acquisition of 70% interest in real estate joint venture,
   net of cash acquired of $16 . . . . . . . . . . . . . .                     -                     (7,419)
Additions to real estate held for sale or lease. . . . . .                (2,381)                    (1,976)
Proceeds from foreign exchange contract. . . . . . . . . .                 1,070                          -
Additions to property and equipment. . . . . . . . . . . .                  (427)                      (444)
Investment in Shemin Acquisition Corporation . . . . . . .                  (143)                         -
                                                              ---------------------    ---------------------
Net cash provided by (used in) investing activities. . . .                66,971                     (9,839)
                                                              ---------------------    ---------------------

Financing activities:
Payments of debt . . . . . . . . . . . . . . . . . . . . .               (11,122)                      (340)
Increase in debt . . . . . . . . . . . . . . . . . . . . .                 1,500                     17,750
Exercise of stock options. . . . . . . . . . . . . . . . .                   192                         20
Other, net . . . . . . . . . . . . . . . . . . . . . . . .                  (159)                       (47)
                                                              ---------------------    ---------------------
Net cash (used in) provided by financing activities. . . .                (9,589)                    17,383
                                                              ---------------------    ---------------------
Net increase (decrease) in cash and cash equivalents . . .                40,361                         (3)
Cash and cash equivalents at beginning of period . . . . .                    18                         24
                                                              ---------------------    ---------------------
Cash and cash equivalents at end of period . . . . . . . .    $           40,379       $                 21
                                                              =====================    =====================



                 See Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

                         Griffin Land & Nurseries, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1.     Basis of Presentation

     The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") include the accounts of Griffin's real estate division ("Griffin Land") and Griffin's wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin's audited financial statements for the year ended November 29, 2003 included in the Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected. The year end consolidated balance sheet data as of November 29, 2003 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     The results of operations for the thirteen and twenty-six weeks ended May 29, 2004 are not necessarily indicative of the results to be expected for the full year.

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



                                               For the 13 Weeks Ended,          For the 26 Weeks Ended,
                                               -----------------------          -----------------------
                                             May 29, 2004  May 31, 2003         May 29, 2004   May 31, 2003
                                             ------------  ------------         ------------   ------------
Net income (loss), as reported. . . . . . .  $     34,807   $       486         $   33,403      $   (1,166)
Total stock based employee compensation
   expense determined under fair value
   method for all awards, net of tax effects .        (28)          (67)               (55)           (132)
                                             ------------   ------------        ----------      -----------
Net income (loss), pro forma (under SFAS
   No. 123). . . . . . . . . . . . . . . . . $     34,779   $        419        $    33,348     $   (1,298)
                                             ============   ============        ===========     ===========

Adjusted net income (loss) for computation
   of diluted per share results,
   pro forma (under SFAS No. 123). . . . . . $     34,741   $        419        $    33,310     $   (1,298)
                                             ============   ============        ===========     ===========

Basic net income (loss) per common
   share, as reported. . . . . . . . . . . . $       7.10   $       0.10        $      6.83     $    (0.24)
                                             ============   ============        ===========      ==========
Basic net income (loss) per common
   share, pro forma (under SFAS No. 123) . . $       7.10   $       0.09        $      6.82     $    (0.27)
                                             ============   ============        ===========     ===========

Diluted net income (loss) per common
   share, as reported. . . . . . . . . . . . $       6.79   $       0.10        $      6.58     $    (0.24)
                                             ============   ============        ===========     ===========
Diluted net income (loss) per common
   share, pro forma (under SFAS No. 123) . . $       6.78   $       0.09        $      6.57     $    (0.27)
                                             ============   ============        ===========     ===========



          There were no stock options granted during the twenty-six weeks ended May 29, 2004. The weighted average fair values of each option granted during the twenty-six weeks ended May 31, 2003 were $5.79, estimated as of the dates of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model to calculate the fair values of each option: expected volatility of approximately 47%; risk free interest rates ranging from 2.43% to 3.03%; expected option term of 5 years and no dividend yield.


2.     Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements)," ("Fin No. 46"). Fin No. 46 requires existing unconsolidated variable interest entities to be included in the consolidated financial statements of a business enterprise if the primary beneficiaries of the variable interest entities do not effectively disperse risk among all parties involved. The requirements of Fin No. 46 were effective for Griffin in the first quarter of fiscal 2004. The adoption of Fin No. 46 did not have an impact on Griffin's financial statements.


3.     Industry Segment Information

     Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.


                                             For the 13 Weeks Ended,       For the 26 Weeks Ended,
                                             -----------------------       -----------------------
                                                May 29,   May 31,            May 29,       May 31,
Net sales and other revenue:                     2004      2003                2004         2003
                                               --------   -------            --------     --------
Landscape nursery product sales . . . . . . .  $ 19,125   $19,042            $ 19,547     $19,316
Real estate sales and rental revenue. . . . .     3,140     2,821               5,813       5,648
                                               --------   -------            --------     --------
                                               $ 22,265   $21,863            $ 25,360     $24,964
                                               ========   =======            ========     ========
Operating profit (loss):
Landscape nursery . . . . . . . . . . . . . .  $    899   $ 1,792            $     26     $   556
Real estate . . . . . . . . . . . . . . . . .       335       442                 354         641
                                               --------   -------            --------     --------
Industry segment totals . . . . . . . . . . .     1,234     2,234                 380       1,197
General corporate expense . . . . . . . . . .      (931)     (399)             (1,474)       (852)
                                               --------   -------            --------     --------
Operating profit (loss) . . . . . . . . . . .       303     1,835              (1,094)        345
Gain on sale of Centaur Communications, Ltd..    51,107         -              51,107           -
Foreign currency exchange gain. . . . . . . .     1,070         -               1,070           -
Interest expense, net . . . . . . . . . . . .      (525)     (678)             (1,226)     (1,294)
                                               --------   -------            --------     --------
Income (loss) before income taxes
   and equity investment. . . . . . . . . . .  $ 51,955   $ 1,157            $ 49,857     $  (949)
                                               ========   =======            ========     ========



                                             May 29,   Nov. 29,
Identifiable assets:                          2004       2003
                                             --------  --------
Landscape nursery. . . . . . . . . . . . . . $ 59,559  $ 50,904
Real estate. . . . . . . . . . . . . . . . .   71,199    71,124
                                             --------  --------
Industry segment totals. . . . . . . . . . .  130,758   122,028
General corporate. . . . . . . . . . . . . .   53,202    23,693
                                              -------  --------
Total assets . . . . . . . . . . . . . . . . $183,960  $145,721
                                             ========  ========



See Note 4 for information on Griffin's equity investment in Centaur.


4.     Equity Investment

          On March 10, 2004, Griffin completed the sale of its equity investment in Centaur Communications, Ltd. ("Centaur") to a newly formed company, Centaur Holdings, PLC ("Centaur Holdings"). At the time of the sale, Griffin held 5,428,194 B Ordinary shares of Centaur common stock, approximately 32% of Centaur's outstanding common stock. The sale agreement between Griffin, holders of A Ordinary shares of Centaur and the holder of C Ordinary shares of Centaur (collectively, the "Sellers") and Centaur Holdings contains certain warranties. Warranty claims by Centaur Holdings must first exceed 1 million British
Sterling (approximately $1.8 million based on the foreign currency exchange rate in effect at the time of the sale) in the aggregate before the Sellers are required to make any payments.  The warranty period expires on
September 30, 2005, except for warranties related to income taxes and pension
liabilities, which expire on September 30, 2010.   In conjunction with this
transaction, Centaur Holdings completed an initial public offering of its common stock, and is currently trading on the Alternative Investment Market of the London Stock Exchange.

          The consideration received by Griffin included cash proceeds of approximately $68.9 million after transaction expenses of approximately $1.5 million but before income tax payments. In addition to the cash proceeds, Griffin received 6,477,150 shares of Centaur Holdings common stock (representing approximately 4.4% of its newly issued outstanding common stock), which was valued at approximately $11.7 million based on the 1.00 British Sterling per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time. Griffin is prohibited from selling its ownership in Centaur Holdings for six months from the date the transaction was completed. A portion of the cash proceeds from the sale were used to repay all of the amount outstanding ($18.4 million) under Griffin's Credit Agreement with Fleet National Bank.

          Included in Griffin's pretax income for the thirteen weeks ended May 29, 2004 is a gain on the sale of Centaur of $51.1 million and a foreign currency exchange gain of $1.1 million related to the sale (see Note 8). In connection with the Centaur transaction, substantially all of the stock options of Centaur were exercised immediately prior to the closing of the transaction, which resulted in Griffin's ownership being reduced from 35% to 32%. The gain of approximately $2.3 million that resulted from the dilution of Griffin's ownership is included in the gain on the sale of that investment. Griffin's remaining investment in Centaur Holdings is recorded based on the fair market value of that investment. At the time of the sale, approximately $5.4 million was reported as other comprehensive income, reflecting the difference, net of tax, between the estimated fair market value of Griffin's investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur that remained as a result of receiving Centaur Holdings common stock as part of the sale proceeds. Griffin is accounting for its investment in Centaur Holdings as an available for sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," whereby increases or decreases in the value of that investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, are included in other comprehensive income (loss). From the date of the transaction through May 29, 2004, Griffin recorded an other comprehensive loss of $1.4 million reflecting the reduction, net of tax, of the fair market value of Centaur Holdings (see
Note 8) from the transaction date through the end of the period.

     Prior to the sale, Griffin accounted for its investment in Centaur under the equity method of accounting for investments. The unaudited summarized financial data of Centaur presented below were derived from consolidated financial information of Centaur for the 100 day period from December 1, 2003 through March 9, 2004 and the six months ended May 31, 2003. Griffin's equity income (loss) for the 100 day period from December 1, 2003 through March 9, 2004 and the six months ended May 31, 2003 included $101 and $184, respectively, in each period for amortization of publishing rights. Griffin's equity income
(loss) from Centaur also reflects adjustments necessary to present Centaur's results for the respective periods in accordance with generally accepted accounting principles in the United States of America.


                                        From December 1, 2003         Six Months Ended
                                        through March 9, 2004            May 31, 2003
                                        ---------------------         ----------------
Net sales. . . . . . . . . . .            $        31,972              $       47,055
Costs and expenses . . . . . .                     29,753                      47,953
                                          ---------------              --------------
Operating profit (loss). . . .                      2,219                        (898)
Nonoperating expenses. . . . .                       (319)                       (373)
                                          ---------------              --------------
Pretax income (loss) . . . . .                      1,900                      (1,271)
Income tax provision (benefit)                        670                        (204)
                                          ---------------              --------------
Net income (loss). . . . . . .            $         1,230              $       (1,067)
                                          ===============              ==============



                                                As of
                                            Nov. 30, 2003
                                            --------------
Current assets . . . . . . . . . . . . . .  $       25,275
Intangible assets. . . . . . . . . . . . .           9,732
Other noncurrent assets. . . . . . . . . .          10,975
                                            --------------
Total assets . . . . . . . . . . . . . . .  $       45,982
                                            ==============

Current liabilities. . . . . . . . . . . .  $       30,047
Other noncurrent liabilities . . . . . . .           2,581
                                            --------------
Total liabilities. . . . . . . . . . . . .          32,628
Stockholders' equity . . . . . . . . . . .          13,354
                                            --------------
Total liabilities and stockholders' equity  $       45,982
                                            ==============


5.     Long-Term Debt

          Long-term debt includes:


                                      May 29, 2004          November 29, 2003
                               -------------------          -----------------

Nonrecourse mortgages:
    8.54% due July 1, 2009. .  $             7,879          $           7,914
    6.08% due January 1, 2013                9,521                      9,610
    6.30% due May 1, 2014 . .                1,491                          -
    8.13% due April 1, 2016 .                5,938                      6,019
    7.0% due October 1, 2017.                7,475                      7,537
                               -------------------          -----------------
Total nonrecourse mortgages .               32,304                     31,080
Credit Agreement. . . . . . .                    -                     10,725
Capital leases. . . . . . . .                  347                        360
                               -------------------          -----------------
Total . . . . . . . . . . . .               32,651                     42,165
Less: current portion . . . .                 (819)                   (11,428)
                               -------------------          -----------------
Total long-term debt. . . . .  $            31,832          $          30,737
                               ===================          =================


     As a result of the proceeds received from the sale of Centaur (see Note 4), Griffin repaid the entire amount then outstanding ($18.4 million) under its Credit Agreement (the "Credit Agreement") with Fleet National Bank and subsequently terminated the Credit Agreement, which was scheduled to expire in February 2005. Accordingly, unamortized debt issuance costs of approximately $0.3 million are included in general and administrative expense in the thirteen weeks ended May 29, 2004. The Credit Agreement balance was included in the current portion of long-term debt at November 29, 2003.

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

     On April 16, 2004, Griffin completed an Amendment to its mortgage
(the "Mortgage Amendment") on two industrial buildings in Windsor, Connecticut. The Mortgage Amendment provided for an additional borrowing of $1.5 million for a term of ten years at an interest rate of 6.3%. Proceeds from the additional borrowing under the Mortgage Amendment were used for capital improvements made for a major tenant in one of the buildings. The capital improvements were related to a ten year lease extension by that tenant.

     At May 29, 2004 and November 29, 2003, the fair values of Griffin's Mortgages were $32.6 million and $32.3 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral. Management believes that because of its variable interest rate, the amount included on Griffin's balance sheet for the Credit Agreement at November 29, 2003 reflects its fair value.

6.     Stock Options

Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan") is summarized as follows:


                                           Number    Weighted Avg.
                                         of Shares   Exercise Price
                                       ------------  --------------
Outstanding at November 29, 2003           659,542   $        12.57
Exercised. . . . . . . . . . . .           (26,146)            7.36
                                       -----------   --------------
Outstanding at May 29, 2004. . .           633,396   $        12.78
                                       ============  ==============



Number of option holders at May 29, 2004       26
                                               ==



                                                                          Weighted Ave.
                                                                            Remaining
                               Outstanding at          Weighted Ave.     Contractual Life
Range of Exercise Prices         May 29, 2004          Exercise Price       (in years)
------------------------       ---------------        ---------------    ----------------
Under $3.00. . . . . . . .               8,011  $              1.88                 0.9
3.00-$11.00 . . . . . . .               98,172                 7.53                 1.7
Over $11.00. . . . . . . .             527,213                13.93                 4.5
                               ---------------
                                       633,396
                               ===============


     At May 29, 2004, 564,768 options outstanding under the Griffin Stock Option Plan were exerciseable with a weighted average exercise price of $12.68 per share.


7.     Per Share Results

     Basic and diluted per share results were based on the following:


                                               For the 13 Weeks Ended,         For the 26 Weeks Ended,
                                               -----------------------         -----------------------
                                                 May 29,       May 31,          May 29,       May 31,
                                                  2004          2003             2004          2003
                                               ---------    ----------        ----------    ----------

Net income (loss) as reported for computation
   of basic per share results. . . . . . . . . $  34,807   $      486         $   33,403    $  (1,166)

Adjustment to net income (loss) for exercise
   of options of equity investee . . . . . . .       (38)           -                (38)           -
                                               ---------   ----------         ----------    ----------

Net income (loss) for computation
   of diluted per share results. . . . . . . . $  34,769   $      486         $   33,365    $  (1,166)
                                               =========   ==========         ==========    ==========

Weighted average shares outstanding for
   computation of basic per share results . .  4,899,000    4,874,000          4,889,000     4,869,000

Incremental shares from assumed exercise of
   Griffin stock options . . . . . . . . . . .   223,000       55,000            179,000             -
                                               ---------   ----------         ----------     ---------

Weighted average shares outstanding for
   computation of diluted per share results .  5,122,000    4,929,000          5,068,000     4,869,000
                                               =========    =========          =========     =========


8.     Supplemental Financial Statement Information

     Other Comprehensive Income (Loss)

     Changes in accumulated other comprehensive income (loss) for the twenty-six weeks ended May 29, 2004 and May 31, 2003 consist of the following:

                                                                 For the 26 Weeks Ended,
                                                                 -----------------------
                                                           May 29, 2004            May 31, 2003
                                                           ------------            ------------
Balance at beginning of period . . . . . . . . . . . . .   $        271            $      (128)
Effect of foreign currency exchange rate changes related
   to investment in Centaur Communications, Ltd. . . . .            302                    240
Transfer to pretax income as a result of the sale of
   Centaur Communications, Ltd.. . . . . . . . . . . . .           (494)                     -
Increase to record the investment in Centaur Holdings,
   PLC at fair market value, net of tax of $2,958. . . .          5,414                      -
Reduction in fair market value of Centaur Holdings,
   PLC, net of tax benefit of $777 . . . . . . . . . . .         (1,443)                     -
                                                          -------------            ------------
Balance at end of period . . . . . . . . . . . . . . . .  $       4,050            $        112
                                                          ==============           ============


     Foreign Currency Exchange Contract

     In connection with the sale of Centaur (see Note 4), Griffin entered into a foreign currency exchange forward contract with Fleet National Bank on February 27, 2004. The contract hedged the currency fluctuation of British Sterling between the time the agreement on the sale of Centaur was executed (February 27, 2004) and the date the transaction was closed (March 10, 2004). Griffin's obligation under the contract was fulfilled with the proceeds from the sale of Centaur. As a result of the contract, the exchange rate of the proceeds was higher than the prevailing exchange rate at the time the transaction was completed. Accordingly, in the thirteen weeks ended May 29, 2004, Griffin reported a foreign currency exchange gain of $1.1 million related to the sale of its investment in Centaur.

     Supplemental Cash Flow Information

     In the twenty-six weeks ended May 29, 2004 and May 31, 2003, Griffin made income tax payments of $10.0 million and $0.1 million, respectively. In the twenty-six weeks ended May 29, 2004 and May 31, 2003, Griffin made interest payments of $1.3 million in each period.

     Inventories

     Inventories consist of:


                        May 29, 2004   Nov. 29, 2003
                        -------------  -------------
Nursery stock. . . . .  $      27,767  $      31,076
Materials and supplies          2,085          1,320
                        -------------  -------------
                        $      29,852  $      32,396
                        =============  =============


     Property and Equipment

     Property and equipment consist of:


                             Estimated          May 29, 2004    Nov. 29, 2003
                             Useful Lives
                             ------------       ------------    -------------
Land and improvements                           $       4,892   $      5,003
Buildings. . . . . . . .     10 to 40 years             3,033          3,028
Machinery and equipment.      3 to 20 years            15,813         15,309
                                                -------------   -------------
                                                       23,738         23,340
Accumulated depreciation                              (12,034)       (11,421)
                                                -------------   -------------
                                                $      11,704   $     11,919
                                                =============   =============


     Griffin incurred capital lease obligations of $108 and $76, respectively, in the twenty-six weeks ended May 29, 2004 and May 31, 2003.

     Real Estate Held for Sale or Lease

     Real estate held for sale or lease consists of:


                                                              May 29, 2004
                                                              --------------
                           Estimated
                           Useful Lives         Held for Sale   Held for Lease     Total
                          -------------         -------------   --------------   ---------
Land                                            $       1,316   $        4,101   $  5,417
Land improvements. . . .     15 years                       9            4,527      4,536
Buildings. . . . . . . .     40 years                       -           60,320     60,320
Development costs                                       7,191            4,121     11,312
                                                -------------   --------------   ---------
                                                        8,516           73,069     81,585
Accumulated depreciation                                    -          (16,095)   (16,095)
                                                -------------   --------------    --------
                                                $       8,516  $        56,974   $ 65,490
                                                =============  ================  =========



                                                          November 29, 2003
                                                          -----------------
                           Estimated
                           Useful Lives         Held for Sale   Held for Lease     Total
                          -------------         -------------   --------------   ----------
Land                                            $       1,330   $       4,101     $   5,431
Land improvements. . . .     15 years                       9           4,522         4,531
Buildings. . . . . . . .     40 years                       -          57,481        57,481
Development costs                                       6,880           5,073        11,953
                                                -------------   -------------     ---------
                                                        8,219          71,177        79,396
Accumulated depreciation                                    -         (14,743)      (14,743)
                                                -------------   -------------     ---------
                                                $       8,219   $      56,434     $  64,653
                                                =============   =============     =========


Real Estate Joint Venture

          On December 6, 2002, Griffin acquired the remaining 70% interest in a joint venture that owned two office buildings of approximately 80,000 square
feet each in Griffin Center in Windsor, Connecticut.   Griffin previously held
the remaining 30% interest in the joint venture. Subsequent to the acquisition, Griffin's investment in the joint venture was terminated. The book value of Griffin's investment in the joint venture was $3.1 million at the time of the acquisition and was reclassified, principally into real estate held for lease. Griffin accounted for its acquisition of the remaining 70% interest in the real estate joint venture in accordance with SFAS No. 141 "Business Combinations", which required the purchase price to be allocated to the assets acquired and liabilities assumed. Accordingly, the purchase price was allocated to real estate held for lease, intangible assets related to the leases in place, lease commissions and tenant relationships based upon their fair values.
Approximately $1.0 million of the purchase price was allocated to intangible assets and is being amortized over periods ranging from five to fifteen years. At May 29, 2004, intangible assets of $828, net of accumulated amortization, are included in other assets on Griffin's balance sheet.

     Postretirement Benefits

     Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on the consolidated balance sheet. Because Griffin's obligation for retiree medical benefits is fixed under the terms of Griffin's postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. Griffin's postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets. Griffin's contributions for the twenty-six weeks ended May 29, 2004 were $6, with an expected contribution of $12 for the full fiscal year. The components of Griffin's postretirement benefits expense are as follows:

                       For the 13 Weeks Ended,          For the 26 Weeks Ended,
                       -----------------------          -----------------------
                      May 29,          May 31,          May 29,         May 31,
                       2004             2003             2004             2003
                     -------           -------          ------          --------
Service cost . . . . $     5           $     4          $   11          $     10
Interest . . . . . .      14                15              28                29
                     -------           -------          ------          --------
                     $    19           $    19          $   39          $     39
                     =======           =======          ======          ========


9.     Commitments and Contingencies

     As of May 29, 2004, Griffin had committed purchase obligations of $1.2 million.

     Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin's consolidated financial position, results of operations or cash flows.

     In the 2004 second quarter, Griffin Land agreed to an amended lease for its 165,000 square foot building in Griffin Center. The amended lease reflects the replacement of the current tenant with a new tenant and extends the term of the lease from 2016 to 2024. Rental revenue under the amended lease is the same as the original lease through the original lease term. The amended lease also provides the new tenant an option to purchase this facility, at fair market value, in 2021. The amended lease will become effective if certain contingencies are resolved prior to November 30, 2004. If these contingencies are not resolved, the original lease remains in effect.

--------------------------------------------------------------------------------

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

     The consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). Through March 9, 2004, Griffin had an equity investment in Centaur Communications, Ltd. ("Centaur"), a privately held magazine publishing business based in the United Kingdom. On March 10, 2004, Griffin completed the sale of its investment in Centaur (see Note 4 to Griffin's consolidated financial statements included in Item 1 of this report).

     The significant accounting policies and methods used in the preparation of Griffin's consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin's audited financial statements for the year ended November 29, 2003 included in the Report on Form 10-K as filed with the Securities and Exchange Commission. The preparation of Griffin's financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and twenty-six weeks ended May 29, 2004 are consistent with those used by Griffin in preparation of its fiscal 2003 financial statements.

Summary

     Results of Griffin's operating businesses for the thirteen weeks ended May 29, 2004 (the "2004 second quarter") were lower than the results for the thirteen weeks ended May 31, 2003 (the "2003 second quarter"). The 2004 second quarter operating profit at Imperial was lower than the operating profit in the 2003 second quarter due principally to cost of goods sold being a higher percentage of net sales in the 2004 second quarter as compared to the 2003 second quarter and higher selling expenses. Operating results at Griffin Land were slightly lower in the 2004 second quarter as compared to the 2003 second quarter. The 2004 second quarter includes a substantial gain on Griffin's sale of its investment in Centaur and a related foreign currency exchange gain.

     Results of Griffin's operating businesses for the twenty-six weeks ended May 29, 2004 (the "2004 six month period") were lower than the results of Griffin's operating businesses for the twenty-six weeks ended May 31, 2003 (the "2003 six month period"). Lower operating results at Imperial were due to cost of goods sold being a higher percentage of net sales in the 2004 six month
period as compared to the 2003 six month period.   Operating profit at Griffin
Land was lower in the 2004 six month period, as compared to the 2003 six month period, due to higher building operating expenses, higher general and administrative expenses and higher depreciation and amortization expense. The 2004 six month period includes the substantial gain on the sale of Centaur and the related foreign currency exchange gain.

Results of Operations

Thirteen Weeks Ended May 29, 2004 Compared to the Thirteen Weeks Ended May 31, 2003

     Net sales and other revenue increased from $21.9 million in the 2003 second quarter to $22.3 million in the 2004 second quarter. The increase of $0.4 million reflects a $0.3 million increase at Griffin Land and a $0.1 million increase at Imperial.

     Net sales and other revenue at Griffin Land increased from $2.8 million in the 2003 second quarter to $3.1 million in the 2004 second quarter, reflecting $0.2 million of revenue from land sales in the 2004 second quarter and a $0.1 million increase in revenue from its leasing operations. There were no land sales in the 2003 second quarter. The land sale revenue related to the sale of undeveloped land intended for residential development. The increase in revenue from leasing operations principally reflected increased tenant reimbursement of operating expenses and revenue from new leases. At May 29, 2004, Griffin Land owned 1,130,000 square feet of industrial, flex and office space, with 921,000 square feet (81%) leased. At the end of the 2003 second quarter, Griffin Land had 1,013,000 square feet of industrial, flex and office space, with 885,000 square feet (87%) leased. The lower percentage of space leased at the end of the 2004 second quarter and the increase in total square feet available in Griffin Land's portfolio versus the comparable time last year principally reflects the completion in the 2003 fourth quarter of the shell of a 117,000 square foot industrial building that was built on speculation, of which 54,000 square feet was leased and occupied as of May 29, 2004. Activity of prospective tenants has increased in fiscal 2004 as compared to the prior year. In addition to the 54,000 square feet leased in the new industrial building in the New England Tradeport, Griffin Land also leased 15,000 square feet in one of its
older industrial buildings in the New England Tradeport.   Subsequent to the end
of the 2004 second quarter, Griffin Land leased 16,000 square feet in the shell of a new 50,000 square foot office building that was built on speculation at the end of fiscal 2002.

     Net sales and other revenue at Imperial increased from $19.0 million in the 2003 second quarter to $19.1 million in the 2004 second quarter, as unit sales volume in the 2004 second quarter was essentially flat as compared to the 2003 second quarter.

     Griffin's consolidated operating profit decreased from $1.8 million in the 2003 second quarter to $0.3 million in the 2004 second quarter. The lower consolidated operating profit reflects operating profit decreases of $0.9 million and $0.1 million at Imperial and Griffin Land, respectively, and an increase of $0.5 million in general corporate expense.

     Operating profit at Griffin Land decreased from $0.4 million in the 2003 second quarter to $0.3 million in the 2004 second quarter, reflecting the following:

                                                             2004                 2003
                                                          Second Qtr.          Second Qtr.
                                                         -------------        ------------
                                                              (amounts in millions)
Profit from leasing activities before general and
   administrative expenses and before depreciation
   and amortization expense . . . . . . . . . . . .      $         1.7        $        1.6
Profit from land sales. . . . . . . . . . . . . . .                  -                   -
General and administrative expenses . . . . . . . .               (0.6)               (0.5)
                                                         --------------       -------------
Profit before depreciation and amortization expense                1.1                 1.1
Depreciation and amortization expense . . . . . . .               (0.8)               (0.7)
                                                         --------------       -------------
Operating profit. . . . . . . . . . . . . . . . . .      $         0.3        $        0.4
                                                         ==============       =============


     The increase of $0.1 million in Griffin Land's profit from leasing Activities before general and administrative expenses and before depreciation and amortization expense was due to the increase in revenue from leasing. Results from land sales reflect a profit of $0.2 million from the sale of Undeveloped residential land, substantially offset by a writeoff of costs on a Potential land sale transaction that will not proceed. Griffin Land's 2004 second quarter general and administrative expenses increased by $0.1 million over the 2003 second quarter, due principally to higher employee compensation expense. Griffin Land's 2004 second quarter depreciation and amortization expense increased by $0.1 million over the 2003 second quarter, due to several factors, including depreciation on the new 117,000 square foot industrial building completed at the end of the 2003 fiscal year and depreciation on building improvements completed in the current year.

     Operating profit at Imperial decreased from $1.8 million in the 2003 second quarter to $0.9 million in the 2004 second quarter, as follows:

                                                            2004                 2003
                                                          Second Qtr.         Second Qtr.
                                                        -------------        ------------
                                                             (amounts in millions)
Net sales and other revenue. . . . . . . . .            $        19.1        $       19.0
Cost of goods sold . . . . . . . . . . . . .                     16.6                15.9
                                                        -------------        ------------
Gross profit . . . . . . . . . . . . . . . .                      2.5                 3.1
Selling, general and administrative expenses                      1.6                 1.3
                                                        -------------        ------------
Operating profit . . . . . . . . . . . . . .            $         0.9        $        1.8
                                                        =============        ============


     The $0.9 decrease in operating profit was due principally to higher cost of goods sold as a percentage of net sales in the 2004 second quarter as compared to the 2003 second quarter, which resulted in a decrease in gross profit of $0.6 million. Imperial's gross margins decreased from 16.2% in the 2003 second quarter to 13.1% in the 2004 second quarter. Approximately 60% of the increase in cost of goods sold was due to higher shipping and delivery costs, caused by higher labor and shipping supplies costs and higher trucking costs, which management believes was caused, in part, by higher fuel costs and new trucking regulations that became effective in early 2004. The balance of the increase in cost of goods sold was due principally to higher inventory costs.

     Imperial's selling, general and administrative expenses increased by $0.3 million in the 2004 second quarter as compared to the 2003 second quarter. As a percentage of net sales, selling, general and administrative expenses increased from 6.8% in the 2003 second quarter to 8.4% in the 2004 second quarter. The increase in selling, general and administrative expenses principally reflects higher selling expenses as a result of increased headcount of salespersons and the timing of when selling expenses are incurred. Imperial changed its salesperson compensation program in fiscal 2004, whereby a greater portion of salesperson compensation expense is based on sales commission, in which the expenses are incurred when the sales are made. Previously, a greater portion of salesperson compensation was based on salaries, which are incurred evenly throughout the year. The increased headcount of salespersons in 2004 was intended to expand Imperial's distribution of product to parts of the southeast and provide additional sales coverage in Imperial's New England market.

     Griffin's general corporate expense increased from $0.4 million in the 2003 second quarter to $0.9 million in the 2004 second quarter. The increase reflects approximately $0.3 million for the write off of unamortized debt issuance costs related to Griffin's Credit Agreement with Fleet National Bank (the "Credit Agreement"), which was scheduled to terminate in February 2005, but was terminated early by Griffin as a result of the paydown of all amounts outstanding under the Credit Agreement with a portion of the proceeds received from the sale of Griffin's investment in Centaur (see below). In addition, Griffin's 2004 second quarter general corporate expense included $0.1 million in connection with a proposed additional financing that would have been required under the terms of an amendment to the Credit Agreement had the Centaur sale not been completed.

     In the 2004 second quarter Griffin completed the sale of its investment in Centaur to Centaur Holdings, PLC ("Centaur Holdings"), a newly formed company. Griffin received cash proceeds of $68.9 million after transaction expenses of $1.5 million. In addition to the cash proceeds, Griffin received 6,477,150 shares of common stock of Centaur Holdings, which was valued at approximately $11.7 million based on the 1.00 British Sterling per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time. Griffin is prohibited from selling its Centaur Holdings common stock for six months from the transaction date. Griffin recorded a pretax gain of $51.1 million on the sale and a foreign currency exchange gain of $1.1 million related to the sale. In connection with the Centaur transaction, substantially all of the stock options of Centaur were exercised immediately prior to the closing of the Centaur transaction, which resulted in Griffin's ownership being reduced from 35% to 32%. The gain of approximately $2.3 million that resulted from the dilution of Griffin's ownership is included in the gain on the sale of that investment. In addition, Griffin recorded other comprehensive income of $4.0 million in the 2004 second quarter, reflecting the difference, net of tax, between the value of Griffin's investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur that remained as a result of receiving the Centaur Holdings common stock as a part of the sale proceeds, adjusted to reflect market pricing of Centaur Holdings as of the balance sheet date.

     Griffin's consolidated interest expense decreased by $0.1 million from $0.7 million in the 2003 second quarter to $0.6 million in the 2004 second quarter. The decrease in interest expense reflects the lower amount of borrowings outstanding in the 2004 second quarter as compared to the 2003 second quarter. Griffin's average outstanding debt in the 2004 second quarter was $36.2 million as compared to average outstanding debt of $42.5 million in the 2003 second quarter. The lower outstanding debt reflects the paydown of the entire amount outstanding under Griffin's Credit Agreement with Fleet National Bank from a portion of the proceeds from the sale of Centaur. Griffin reported interest income of $0.1 million in the 2004 second quarter, reflecting interest earned on investment of the remaining proceeds from the sale of Centaur.

     Griffin's effective income tax rate was 33.8% in the 2004 second quarter as compared to 34.8% in the 2003 second quarter. The 2004 second quarter effective tax rate reflects a 35% rate for a federal income taxes adjusted for state income taxes and certain tax credits related to foreign income taxes paid by Centaur. The effective tax rate for the 2003 second quarter reflects a 34% rate for federal income taxes adjusted for state income taxes.

     Griffin's 2004 second quarter equity income from Centaur through the date of sale was $0.4 million as compared to an equity loss of $0.3 million in the 2003 second quarter. The 2003 second quarter equity loss included a charge, of which Griffin's allocable share was $0.5 million, to accrue future costs (less expected sublease income) for an operating lease of office space that was no longer used by Centaur.

Twenty-Six Weeks Ended May 29, 2004 Compared to the Twenty-Six Weeks Ended May 31, 2003

     Net sales and other revenue increased from $25.0 million in the 2003 six month period to $25.4 million in the 2004 six month period, reflecting increases of $0.2 million each at Griffin Land and Imperial.

     Net sales and other revenue at Griffin Land increased from $5.6 million in the 2003 six month period to $5.8 million in the 2004 six month period. The increase of $0.2 million reflects revenue from a sale of undeveloped residential land in the 2004 six month period as compared to no land sales revenue in the 2003 six month period. Revenue from leasing operations was $5.6 million in both the 2003 and 2004 six month periods, as increased rental revenue from new leases and an increase in expense reimbursement by tenants during the 2004 six month period was offset by lower billings for services provided to tenants, particularly snow removal.

     Net sales and other revenue at Imperial increased from $19.3 million in the 2003 six month period to $19.5 million in the 2004 six month period. Unit sales volume in the 2004 six month period was essentially flat as compared to the 2003 six month period.

     Griffin incurred a consolidated operating loss of $1.1 million in the 2004 six month period as compared to consolidated operating profit of $0.3 million in the 2003 six month period. The lower operating results reflect decreases of $0.5 million and $0.3 million in operating results at Imperial and Griffin Land, respectively, and an increase of $0.6 million in general corporate expense.

     Operating profit at Griffin Land decreased from $0.6 million in the 2003 six month period to $0.3 million in the 2004 six month period, reflecting the following:

                                                              2004              2003

                                                           Six Months         Six Months
                                                           ----------         ----------
                                                               (amounts in millions)
Profit from leasing activities before general and
   administrative expenses and before depreciation
   and amortization expense . . . . . . . . . . . .        $      3.1         $      3.2
Profit from land sales. . . . . . . . . . . . . . .                 -                  -
General and administrative expenses . . . . . . . .              (1.2)              (1.1)
                                                           ----------         ----------
Profit before depreciation and amortization expense               1.9                2.1
Depreciation and amortization expense . . . . . . .              (1.6)              (1.5)
                                                           ----------         ----------
Operating profit. . . . . . . . . . . . . . . . . .        $      0.3         $      0.6
                                                           ==========         ==========


     The decrease of $0.1 million in Griffin Land's profit from leasing Activities before general and administrative expenses and before depreciation and amortization expense was due to higher building operating expenses, reflecting higher utility expenses, real estate taxes and repair and maintenance expenses, partially offset by lower snow removal costs. Results from land sales reflect a profit of $0.2 million from the sale of undeveloped residential land offset by the writeoff of $0.2 million of costs on two potential land sale transactions that will not proceed. The increase of $0.1 million in general and administrative expenses reflects higher salary and benefit expenses. The increase of $0.1 million in depreciation and amortization expense principally reflects depreciation on the new 117,000 square foot industrial building completed at the end of fiscal 2003.

     Imperial's operating profit decreased from $0.5 million in the 2003 six month period to break even results in the 2004 six month period, as follows:

                                                       2004                 2003
                                                 Six Month Period     Six Month Period
                                                 ----------------     -----------------
                                                         (amounts in millions)
Net sales and other revenue. . . . . . . . .     $           19.5     $            19.3
Cost of goods sold . . . . . . . . . . . . .                 17.0                  16.2
                                                 ----------------     -----------------
Gross profit . . . . . . . . . . . . . . . .                  2.5                   3.1
Selling, general and administrative expenses                  2.5                   2.6
                                                 ----------------     -----------------
Operating profit . . . . . . . . . . . . . .     $              -     $             0.5
                                                 ================     =================


     The $0.5 million decrease in operating profit was due to higher cost of goods sold as a percentage of net sales in the 2004 six month period as compared to the 2003 six month period, which resulted in a decrease in gross profit of $0.6 million. Imperial's gross margin on sales decreased from 16.0% in the 2003 six month period to 12.7% in the 2004 six month period. The higher cost of goods sold reflects increased shipping and delivery costs (as discussed in the 2004 second quarter results) and higher inventory costs. Imperial's selling, general and administrative expenses decreased by $0.1 million in the 2004 six month period as compared to the 2003 six month period. As a percentage of net sales, selling, general and administrative expenses decreased from 13.0% in the 2003 six month period to 12.6% in the 2004 six month period. Decreases of $0.1 million in general and administrative expenses and $0.1 million in marketing expenses in the 2004 six month period were partially offset by higher selling expenses. The lower marketing expenses principally reflect the inclusion in the 2003 six month period of expenses related to the introduction of plants to be sold under the new "Novalis" trade name. The lower general and administrative expenses in the 2004 six month period as compared to the 2003 six month period reflects lower donation and contribution expenses. The increase in selling expenses in the 2004 six month period as compared to the 2003 six month period principally reflects a change in the compensation program for salespersons and an increase in salesperson headcount (as discussed in the 2004 second quarter results).

     Griffin's general corporate expense increased from $0.9 million in the 2003 six month period to $1.5 million in the 2004 six month period. The increase principally reflects the 2004 second quarter expenses of $0.3 million for the write off of unamortized debt issuance costs related to the Credit Agreement, which was terminated by Griffin in May 2004, and the write off of $0.1 million of costs associated with a proposed financing that did not take place.

     In the 2004 six month period, Griffin completed the sale of its investment in Centaur, recording a pretax gain on the sale of $51.1 million. Griffin also recorded a foreign currency exchange gain of $1.1 million in the 2004 six month period related to a foreign currency exchange contract entered into as a result of the sale of Centaur (see discussion of these transactions in the 2004 second quarter results).

     Griffin's consolidated interest expense was $1.3 million in both the 2003 and 2004 six month periods. Higher interest expense in the 2004 first quarter as compared to the 2003 first quarter offset the lower interest expense in the 2004 second quarter as a result of the paydown of the entire amount outstanding under the Credit Agreement with a portion of the proceeds from the sale of Centaur. Griffin had $0.1 million of interest income in the 2004 six month period from investment of the remaining proceeds from the sale of Centaur after repaying the Credit Agreement debt.

     Griffin's effective income tax rate was 33.7% for the 2004 six month period, as compared to 35.9% for the 2003 six month period. The 2004 six month period effective tax rate reflects a 35% rate for federal income taxes adjusted for state income taxes and certain tax credits related to foreign income taxes paid by Centaur. The effective tax rate for the 2003 six month period reflects a 34% rate for federal taxes adjusted for state income taxes.

     Griffin's 2004 six month period included equity income of $0.3 million through the date of Griffin's sale of its investment in Centaur, as compared to an equity loss of $0.6 million in the 2003 six month period. The 2003 six month period included a charge, of which Griffin's allocable share was $0.5 million, to accrue future costs (less expected sublease income) for an operating lease of office space that was no longer used by Centaur.

Liquidity and Capital Resources

     Cash used in operating activities increased from $7.5 million in the 2003 six month period to $17.0 million in the 2004 six month period. The $9.5 million increase in cash used in operating activities principally reflects Griffin's second quarter income tax payments of $10.0 million related to the gain on the sale of Centaur.

     Cash provided by investing activities was $67.0 million in the 2004 six month period as compared to cash used in investing activities of $9.8 million in the 2003 six month period. The cash provided by investing activities in the 2004 six month period reflects the proceeds from the sale of Centaur and the foreign currency exchange contract. The net cash used in investing activities in the 2003 six month period reflects $7.4 million used for the acquisition of a 70% interest in a real estate joint venture that owned two office buildings of approximately 80,000 square feet each located in Griffin Center in Windsor, Connecticut. Griffin had previously held the remaining 30% interest. Additions to real estate in 2004 principally reflect tenant improvements, completed in the second quarter, on space in which Griffin Land recently entered into a ten year lease extension with a major tenant. The new lease rates consider these expenditures, including an interest factor, to provide Griffin Land an appropriate return over the lease term on its investment of these initial costs.

     Additions to property and equipment, principally for Imperial, were approximately $0.4 million in both the 2003 and 2004 six month periods. The additions in the 2003 six month period were generally for the completion of the expansion of Imperial's northern Florida growing operation that had been ongoing over the prior four years. Additions to property and equipment in the 2004 six month period were to construct facilities needed for a portion of the product to be sold under the new "Novalis" trade name, to increase shipping capacity to meet its needs during its peak spring demand period and for general improvements.

     Net cash used in financing activities was $9.6 million in the 2004 six month period as compared to net cash of $17.4 million provided by financing activities in the 2003 six month period. The net cash used in financing activities in the 2004 six month period reflects the paydown of all of the outstanding amounts under the Credit Agreement using a portion of the proceeds from the sale of Centaur. The 2004 six month period also includes $1.5 million of proceeds of an additional mortgage on two industrial buildings. The proceeds were used to finance tenant improvements related to a ten year lease extension by a major tenant in one of those buildings. The net cash generated from financing activities in the 2003 six month period includes the proceeds from a $9.75 million nonrecourse mortgage placed on the two office buildings of the joint venture acquired in December 2002 and borrowings under the Credit Agreement to finance Griffin's operations.

     For the balance of fiscal 2004, Griffin is planning to continue to invest in its real estate business. Additional amounts will be required to complete the remainder of the interiors of the shells of an office building and an
industrial building that were built on speculation.   Currently, each building
is partially leased. The buildout of the unleased parts of these buildings will be started when leases are obtained. Griffin Land will also continue to invest in infrastructure improvements required for present and future development in its office and industrial parks. In the second half of fiscal 2004, Griffin Land expects to start construction, on speculation, of the shell of a new approximately 130,000 square foot industrial building in the New England Tradeport. Griffin Land will also continue to seek approval for its proposed residential developments, including a 50 lot subdivision in Suffield, Connecticut, the proposed development in Simsbury, Connecticut that is currently in litigation, and the sale of the remaining development rights of Griffin Land's Walden Woods development in Windsor, Connecticut. Griffin Land has an agreement for the sale of those development rights, and subsequent to the end of the 2004 second quarter, the purchaser received approval of its development plans from the Windsor Town Planning & Zoning Commission. Based on the sale terms, proceeds to Griffin are expected to be approximately $3.0 million, and the transaction is expected to be completed in the 2004 third quarter. Griffin Land recently completed an agreement to sell undeveloped residential land for $0.8 million. The completion of this transaction is contingent on the buyer obtaining approvals from the town's land use commissions. This transaction is not expected to be completed this year. Griffin Land intends to proceed with residential development plans on other of its lands that are also appropriate for that use.

     Griffin's payments (including principal and interest) under contractual obligations as of May 29, 2004 are as follows:


                                         Due         Due        Due       Due in
                                        Within      From       From     More Than
                               Total   One Year   1-3 Years  3-5 Years  5 Years
                              -------  --------  ---------  ---------  ---------
                                                    (in millions)
Mortgages. . . . . . . . . .  $  51.0  $    3.0  $     6.0  $     6.1   $   35.9
Capital Lease Obligations. .      0.4       0.2        0.2          -          -
Operating Lease Obligations.      0.7       0.2        0.3        0.2          -
Purchase Obligations. . . .       1.2       1.2          -          -          -
Other (1). . . . . . . . . .      1.2         -          -          -        1.2
                              -------  --------  ---------  ---------  ---------
                              $  54.5  $    4.6  $     6.5  $     6.3  $    37.1
                              =======  ========  =========  =========  =========


(1) Includes Griffin's deferred compensation plan and other postretirement benefit liabilities.

     As a result of the Centaur transaction, Griffin prepaid the entire amount outstanding under its Credit Agreement and subsequently terminated the Credit Agreement. Management believes that the significant amount of cash proceeds, after payment of income taxes, generated from the completion of the Centaur transaction and cash flow generated from its operations will be sufficient to finance the working capital requirements of Griffin's businesses and fund continued investment in Griffin's real estate assets for the foreseeable future. Griffin expects to use the balance of the proceeds from the Centaur sale for additional real estate investment; however, there are no specific real estate investments planned at this time. Such investment may or may not occur based on many factors, including real estate pricing. Griffin Land may also continue to seek nonrecourse mortgage placements on selected properties.

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

     For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to repay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had no variable rate debt outstanding at May 29, 2004. An increase in interest rates of 1% would have increased Griffin's interest expense by approximately $38,000 in the twenty-six weeks ended May 29, 2004.

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

--------------------------------------------------------------------------------
PART II     OTHER INFORMATION

ITEM 1          Legal Proceedings

As a result of the denials in 2000 by the land use commissions of the town of Simsbury, Connecticut, of Griffin Land's proposed residential development called Meadowood, Griffin Land brought several separate but related suits appealing those decisions. In a ruling released on May 18, 2004, the Supreme Court of the State of Connecticut reversed a lower court ruling which upheld a denial of Griffin's wetlands application related to its proposed residential development by Simsbury's Inland Wetlands Commission (the "Commission"). The Connecticut Supreme Court concluded that the trial court improperly applied the substantial evidence test when it relied on speculative evidence to support the Commission's denial of Griffin's application. The case was remanded to the lower court for further proceedings. There remains outstanding two appeals by Simsbury of lower court decisions favorable to Griffin in separate but related cases involving Griffin's proposed residential development.

ITEMS 2 - 5.     Not Applicable

ITEM 6.          Exhibits And Reports on Form 8-K

(a) Exhibits

Exhibit No.                              Description
-----------                              -----------

10.28 Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company

31.1 Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

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

   (b)   Reports on Form 8-K

     (1) On March 9, 2004, Griffin filed a Form 8-K which included the Share Acquisition Agreement and Tax Deed Agreement with respect to the Sale by Griffin of all of its B Ordinary Shares of Centaur Communications, Ltd.

     (2) On March 10, 2004, Griffin filed a Form 8-K announcing the completion of the sale of all of its B Ordinary Shares in Centaur Communications, Ltd.

     (3) On March 25, 2004, Griffin filed a Form 8-K on the sale of its investment in Centaur Communications, Ltd., including pro forma financial information.

     (4) On April 8, 2004, Griffin filed a Form 8-K to announce its 2004 first quarter results of operations.

     (5) On May 11, 2004, Griffin filed a Form 8-K regarding the decision by the Connecticut State Supreme Court on litigation related to Griffin's proposed residential development in Simsbury, CT.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GRIFFIN LAND & NURSERIES, INC.


                                                       /s/ FREDERICK M. DANZIGER
                                                       -------------------------
Date:  July 12, 2004
                                                           Frederick M. Danziger
                                           President and Chief Executive Officer





                                                          /s/ ANTHONY  J. GALICI
                                                          ----------------------
Date:  July  12,  2004
                                                              Anthony  J. Galici
                                         Vice President, Chief Financial Officer
                                                                   and Secretary


--------------------------------------------------------------------------------

                                                                   Exhibit 10.28

20-25  International  Drive
Windsor,  CT


                       SECURED  INSTALLMENT  NOTE


$1,500,000.00                                                     April 16, 2004

FOR VALUE RECEIVED, the undersigned, TRADEPORT DEVELOPMENT I, LLC, a Connecticut limited liability company having its chief executive office at 204 West Newberry Road, Bloomfield, Connecticut 06002 ("MAKER"), promises to pay to the order of FARM BUREAU LIFE INSURANCE COMPANY, an Iowa corporation or its assigns ("HOLDER") at its principal office located at 5400 University Avenue, West Des Moines, Iowa 50266, or at such other place as Holder may designate in writing, the principal sum of ONE MILLION FIVE HUNDRED THOUSAND AND 00/100 DOLLARS ($1,500,000.00) together with interest from the date advanced on the balance of the principal sum remaining from time to time unpaid at the rate of SIX AND THIRTY HUNDREDTHS PERCENT (6.30%) per annum (the "BASE INTEREST RATE") subject, however, to the provisions of PARAGRAPHS F AND O below. Interest only upon the principal amount outstanding and unpaid shall be computed at the aforesaid rate and shall be paid on the first day of the month following the date hereof or, at Holder's option, on the date hereof. Thereafter, interest shall be computed as aforesaid and such principal and interest shall be payable in monthly installments of Sixteen Thousand Eight Hundred Seventy-Nine and 95/100 Dollars ($16,879.95) the first of which shall be due and payable on the first (1st) day of June, 2004 (the "FIRST MONTHLY PAYMENT DATE"), and the succeeding installments of which shall be due and payable on the first day of each and every month thereafter, except that the entire unpaid balance of said principal and all accrued interest shall be due and payable in full on the first (1st) day of May, 2014 (the "MATURITY DATE"). All terms not otherwise defined herein shall have the same meanings as set forth in the Mortgage (as defined in PARAGRAPH C below). The following terms and provisions shall apply to this
Note:

     A. All interest referred to and payable pursuant to this Note shall be calculated on the basis of a three hundred sixty (360) day year consisting of twelve (12) thirty (30) day months. So long as no Event of Default occurs or exists all monthly payments on account of the indebtedness evidenced by this Note, or otherwise pursuant to this Note, shall be applied in the following order: (i) first to late charges; (ii) second to the repayment of monies as may be advanced by Holder under the Mortgage, defined below, with interest thereon, until such monies are fully repaid, (iii) third to the payment of any costs (including attorneys' fees) incurred by Holder in enforcing collection hereof;
(iv) fourth to interest on the unpaid principal balance of this Note; and (v) fifth to the unpaid principal balance of this Note. In the event an Event of Default occurs or exists Holder shall have the absolute right to apply any and all monthly payments on account of the indebtedness evidenced by this Note, or otherwise pursuant to this Note may be applied in any order that Holder deems appropriate, in its sole and absolute discretion. The obligations of this Note and the Original Note, as defined in Paragraph C, are intended to be pari passu obligations.

     B. Unless and until Maker is otherwise notified in writing by Holder, all monthly payments due on account of the indebtedness evidenced by this Note shall be made by electronic funds transfer debit transactions utilizing the Automated Clearing House ("ACH") network of the U.S. Federal Reserve System and shall be initiated by Holder from Maker's account (as shall have been previously established by Maker and approved by Holder) at an ACH member bank (the "ACH ACCOUNT") for settlement on the first day of each month as provided hereinabove; provided, however, that if the first day of any such month is a Saturday, Sunday or holiday, then settlement shall be made on the immediately following day which is not a Saturday, Sunday or holiday. Maker hereby authorizes Holder to electronically initiate the transfer of all monthly payments required on this Note by Automated Clearing House transfer of funds from the following ACH member bank:

                          Attn:  Randy  Gudawkas
                                 ---------------

                          ABA  No:  XXXXXXXXX
                                    ---------

                          ACH  Account  No:  XXXXX-XXXXX
                                             -----------

                          ACH  Account  Name: Griffin  Land  &  Nurseries,  Inc.
                                              ----------------------------------


     Maker shall, prior to each payment due date, deposit and/or maintain sufficient funds in the ACH Account to cover all debit transactions initiated or to be initiated hereunder by or for Holder.

     Concurrently with the delivery of this Note, Maker has executed and delivered written authorization to Holder to effect the foregoing and will from time to time execute and deliver further authorization to effect payment through Automated Clearing House transfer. Maker has delivered to Holder, concurrently with or prior to Maker's execution and delivery of this Note, a voided blank check or a pre-printed deposit form for such ACH Account showing Maker's ACH Account number with the ACH member bank and showing the ACH member bank routing number.

     Notwithstanding the foregoing regarding the ACH member bank and the ACH network system, any failure, for any reason (other than a reason completely outside the control of Maker), of the ACH network system or any electronic funds transfer debit transaction to be timely or fully completed shall not in any manner relieve Maker from its obligations to promptly, fully and timely pay and make all payments or installments provided for under this Note when due, and to comply with all other of Maker's obligations under this Note or any other documents evidencing or securing the Note; or relieve Maker from any of its obligations to pay any late charges due or payable under the terms of this Note. Any failure of the ACH network system or of any electronic funds transfer debit transaction to timely or fully complete any payment due hereunder which is completely outside the control of Maker shall not cause Maker to be in default hereunder nor allow for the imposition of any late charges or default interest unless Maker does not cause such payment to be made within two (2) business days after being notified of such failure. Maker shall provide Holder with at least ten (10) days prior written notice of any change in the ACH information provided above and Maker shall not change ACH member banks without first obtaining Holder's written approval.

     C. This Note is secured by, among other things, that certain Mortgage, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 (the "ORIGINAL MORTGAGE") executed by Maker, as grantor, to secure Maker's Secured Installment Note dated September 17, 2002 in the original principal amount of $7,675,000.00 (the "ORIGINAL NOTE") and encumbering certain real and personal property and other rights and improvements, as more particularly described therein (the "MORTGAGED PROPERTY"), as amended by First Amendment of Mortgage and Loan Documents dated as of April __, 2004 (the "FIRST MORTGAGE MODIFICATION"; and such Original Mortgage, as so modified, the "MORTGAGE"). In the event Maker fails to pay any payment of principal or interest or both under this Note or the Original Note on the date the same is due, or if any other or further default occurs or exists under this Note, the Original Note, the Mortgage, or under any other agreement, document or instrument executed, delivered or given to evidence or secure this Note or the Original Note or any sums advanced in connection herewith or therewith (the Mortgage, this Note, the Original Note, and all other such agreements, documents, and instruments are herein collectively called the "LOAN DOCUMENTS"), or if any Event of Default occurs or exists, or upon the filing by Maker of any petition for bankruptcy, reorganization or arrangement pursuant to federal or state law, or the consent to or acquiescence in such filing by or with respect to Maker, then this Note shall be in default and Holder may, without notice to Maker, accelerate the maturity of this Note and the Original Note; provided, however, in the event of the filing of any involuntary petition for bankruptcy, reorganization or arrangement pursuant to federal or state law with respect to Maker to which Maker does not consent to or acquiesce, Maker shall have a sixty (60) day period in which to cure such default and in the event Maker does not cure within said sixty (60) day period then Holder may, without notice to Maker, accelerate the maturity of this Note. Upon acceleration, the entire unpaid principal balance plus all accrued interest thereon, and any Prepayment Premium (defined below) and/or late charges provided for in this Note and in the Original Note, shall, regardless of the Maturity Date specified hereinabove or the maturity date specified in the Original Note, at the option of Holder, be and become immediately due and payable, without any further notice or demand, such notice and demand being expressly waived, anything contained herein, in the Mortgage, in any other of the Loan Documents, or in any other instrument now or hereafter securing this Note or the Original Note to the contrary notwithstanding. Said option shall continue until all such defaults have been cured.

     D. The principal of the indebtedness evidenced by this Note may not be prepaid in whole or in any part except as specifically provided in this paragraph.

     (1) Maker agrees that Maker is absolutely and unconditionally prohibited from prepaying all or any portion of the principal of the indebtedness evidenced by this Note prior to November 1, 2007. Thereafter, upon at least thirty (30) days prior written notice to Holder of the Maker's intention to prepay this Note, and provided that Maker shall not be in default hereunder and no Event of Default (as defined in the Mortgage) has occurred and is continuing, and Maker shall not have caused or permitted to occur or exist an event which with the giving of notice or the passage of time (or both) would constitute, ripen into or result in a default under this Note or an Event of Default, Maker shall have the privilege of prepaying all (but not less than all) of the unpaid principal balance and all accrued interest of and on the indebtedness evidenced by this Note on any monthly installment payment due date, provided that Maker shall also pay a prepayment premium ("PREPAYMENT PREMIUM") equal to the greater of: (a) one percent (1%) of the then outstanding principal
              -------
balance of the indebtedness evidenced by this Note; or (b) the "YIELD MAINTENANCE PREMIUM," which shall be defined as being equal to the present value, discounted at the yield of the 13.25% Treasury bond or note due May 1, 2014 (or similar issue if this issue is no longer traded), as reported in The
                                                                             ---
Wall  Street  Journal  on  the fifth (5th) business day preceding the prepayment
---------------------
date for the number of months remaining between the prepayment date and the Maturity Date, of a series of payments equal in number to the number of months from the prepayment date to the Maturity Date where the amount of each payment is equal to (i) the product obtained by multiplying the difference obtained by subtracting the yield to maturity on the above-stated Treasury bond or note from the Base Interest Rate of this Note (but not below zero), times the unpaid principal balance evidenced by this Note on the day of and immediately preceding prepayment, (ii) divided by twelve (representing 12 months).

(2) A "LOAN YEAR" shall be a period of twelve consecutive months, the first of which shall commence on the due date of the first installment of principal and interest hereunder (and the first Loan Year also shall include the period from the date hereof until such date), and each succeeding Loan Year shall commence on the anniversary of such date.

     (3) Once Maker notifies Holder of Maker's intention to make any prepayment permitted under the foregoing provisions of this PARAGRAPH D, Maker agrees to and shall be required to make the prepayment in accordance with such provisions. Maker's failure to do so shall constitute a default under this Note.

     (4) The Prepayment Premium required to be paid hereunder is to compensate Holder, and its successors and assigns, for the loss of interest it would otherwise earn on the principal hereof if such principal were allowed to remain outstanding, and for the cost incurred in connection with reinvestment of principal so prepaid at an earlier date than the Maturity Date. Any prepayment specified in the notice of intention to prepay referred to above shall become due and payable at the time provided in said notice (provided that such notice shall be given in accordance with the terms of this Note). Notwithstanding anything to the contrary above, the Prepayment Premium shall be payable regardless of whether or not the indebtedness evidenced by this Note is prepaid voluntarily or involuntarily or as the result of the exercise by Holder of any one or more of its rights and/or remedies on any Event of Default under this Note, the Mortgage or any other Loan Documents or during any period when prepayment is either not permitted, or is conditionally permitted (except that no Prepayment Premium shall be payable on involuntary prepayments by reason of: application of the proceeds of any proceedings in eminent domain, or proceedings in lieu thereof, or of the proceeds of fire or other casualty insurance or by operation of Section 7.01 of the Mortgage). Holder shall not be required to accept, negotiate about or consider any prepayment or tendered prepayment unless and until all terms and conditions of this Note have been strictly complied with.

     (5) If upon default by Maker hereunder or under the Mortgage and/or other Loan Documents and following the acceleration of the maturity hereof, as herein provided, a tender of payment of the amount necessary to satisfy the indebtedness evidenced hereby is made by Maker, or by anyone on its behalf, prior to a foreclosure sale or trustee's sale held under or pursuant to the Mortgage, such tender shall be deemed to constitute an evasion of the payment terms hereof and shall be deemed to be a prepayment hereunder and any such prepayment shall also include the Prepayment Premium required above in this Note in connection with prepayment, or if, at that time, there be no such privilege of prepayment such payment shall also include a premium for such prepayment in an amount which is the greater of (a) five percent (5%) of the then outstanding principal balance of this Note, or (b) the Yield Maintenance Premium determined in accordance with PARAGRAPH D(1)(B) above.

     BY INITIALING BELOW, MAKER EXPRESSLY ACKNOWLEDGES, AGREES AND UNDERSTANDS THAT, PURSUANT TO THE TERMS OF THIS NOTE, MAKER HAS AGREED THAT MAKER HAS NO RIGHT TO PREPAY THIS NOTE IN WHOLE OR IN PART FOR THE APPLICABLE PERIOD (THE "CLOSED PERIOD") SET FORTH ABOVE IN THIS NOTE; THAT AFTER SUCH CLOSED PERIOD MAKER HAS NO RIGHT TO PREPAY THIS NOTE IN WHOLE OR IN PART WITHOUT PREPAYMENT PREMIUM EXCEPT ONLY AS OTHERWISE EXPRESSLY PROVIDED IN THIS NOTE; AND THAT MAKER SHALL BE LIABLE FOR THE PAYMENT OF A PREMIUM FOR PREPAYMENT OF THIS NOTE ON ACCELERATION OF THIS NOTE IN ACCORDANCE WITH ITS TERMS. FURTHERMORE, BY INITIALING BELOW, MAKER EXPRESSLY ACKNOWLEDGES, AGREES AND UNDERSTANDS THAT HOLDER HAS MADE THE LOAN EVIDENCED BY THIS NOTE IN RELIANCE ON SUCH AGREEMENTS OF MAKER AND HOLDER WOULD NOT HAVE MADE SUCH LOAN WITHOUT SUCH AGREEMENTS.

                                                                      /S/AG
                                                                   -------------
                                                               Maker's  Initials

     E. This Note is given for an actual loan in the above amount and is the promissory note or note referred to in and secured by the Mortgage (together with the Original Note which is also secured by the Mortgage). All of the agreements, conditions and covenants contained in the Mortgage which are to be kept and performed by the Maker are hereby made a part of this Note to the same extent and with the same force and effect as if they were fully set forth herein, and the Maker covenants and agrees to keep and perform them, or cause them to be kept and performed, strictly in accordance with their terms.

F. After the Maturity Date, and/or upon and after the occurrence or existence of any Event of Default under this Note, the Mortgage, or any of the other Loan Documents (including, without limitation, any failure to pay any monthly payment of principal, interest or any other sums on the date due), each and every payment of principal, accrued interest and other sums (including the entire unpaid principal balance of the indebtedness evidenced by this Note in the event of an acceleration of this Note), shall bear interest at the rate of fifteen percent (15%) per annum (the "DEFAULT RATE") until paid in full.

     G. The Maker recognizes that default by the Maker in making the payments herein agreed to be paid when due will result in the Holder incurring damages, consisting of, among other things, the incurrence of additional expense in servicing the Loan Documents, loss to the Holder of the use of the money due, and frustration to the Holder in meeting its other financial commitments. Therefore, the Maker agrees that, if, for any reason, the Maker fails to pay when due any payment due under this Note or under any of the other Loan Documents, then the Holder shall be entitled to a payment on account of the damages and detriment caused thereby. The parties hereto acknowledge, however, that it is extremely difficult and impractical to ascertain the extent of such damages; accordingly, the Maker agrees that, if the Maker fails to pay when due any payment due under this Note or under any of the other Loan Documents, then the Maker shall pay to the Holder, promptly upon the Holder's demand therefor, an amount equal to five cents ($0.05) for each dollar ($1.00) overdue, which amount the parties hereto agree represents a reasonable estimate of the damages sustained by the Holder.

     H. Time is of the essence hereof and of every payment, obligation or duty to be performed or paid on the part of Maker.

     I. Maker agrees that if, and as often as, this Note is placed in the hands of an attorney for collection or to defend or enforce Holder's rights hereunder or under any instrument securing payment hereof, whether or not suit be brought, the Maker will pay to Holder its reasonable attorneys' fees and all court costs and other fees and expenses incurred in connection therewith including, without limitation, any professional or expert witness fees.

     J. If Holder advances funds as provided under the Loan Documents, including, but not limited to, advances to pay taxes accrued against the Mortgaged Property or advanced funds to protect the Mortgaged Property or any collateral securing this Note, such advances shall be added to the unpaid principal balance of this Note and shall accrue interest at the Default Rate and shall be and become immediately due and payable without notice or demand.

     K. Maker, any and all guarantors and endorsers hereof and all other persons who may be or become liable for all or any part of the obligations or debts hereunder severally waive demand, presentment for payment, protest, notice of protest, notice of nonpayment and notices of every kind and also waive any suretyship and guaranty/guarantor defenses generally. Said parties consent to any extension of time (whether one or more) of payment of this Note, or the release of any party liable for payment or partial payment of this obligation. Any extension or release may be made without notice to any party and without discharging said party's liability hereunder.

     L. All notices to be given by Holder to Maker or by Maker to Holder pursuant to this Note shall be sufficient if either (a) mailed by postage prepaid, U.S. certified or registered mail, return receipt requested, or (b) delivered to a nationally recognized overnight delivery service, to the following described addresses of the parties hereto, or to such other address as a party may request in writing: (1) If to Maker, then at its address first set forth above in this Note; and (2) if to Holder, then to 5400 University Avenue, West Des Moines, Iowa 50266, Attn: Real Estate and Commercial Mortgage Manager; with a copy to Morain, Burlingame & Pugh, P.L.C., 5400 University Avenue, West Des Moines, Iowa 50266. Any time period provided in the giving of any notice hereunder shall commence upon, and any notice given in accordance herewith shall be effective upon, the date such notice is deposited in the mail or upon the date delivered to said overnight delivery service, as the case may be.

     M. Holder shall not be deemed, by any act of omission or commission, to have waived any of its rights or remedies hereunder unless such waiver is in writing and signed by the Holder, and then only to the extent specifically set forth in the writing. A waiver with reference to one event shall not be construed as continuing or as a bar to or waiver of any right or remedy as to a subsequent event.

     N. The remedies of Holder, as provided herein, in the Mortgage and in the other Loan Documents are not exclusive and such remedies, and those otherwise available in law or equity, shall be cumulative and concurrent and may be pursued singularly, successively or together, at the sole discretion of Holder, and may be exercised as often as occasion therefor shall occur; and the failure to exercise any such right or remedy shall in no event be construed as a waiver or release thereof.

     O. Notwithstanding anything to the contrary contained in this Note, Maker shall not be obligated to pay, and Holder shall not be entitled to charge, collect, receive, reserve, or take, interest (it being understood that "interest" shall be calculated as the aggregate of all charges which constitute interest under applicable law that are contracted for, charged, reserved, received, or paid) in excess of the maximum non-usurious interest rate, as in effect from time to time, which may be charged, contracted for, reserved, received, or collected by Holder in connection with this Note and the other Loan Documents (such rate, the "HIGHEST LAWFUL RATE"). During any period of time in which the interest rates specified herein exceed the Highest Lawful Rate, interest shall accrue and be payable at the Highest Lawful Rate; provided that, if the interest rates decline below the Highest Lawful Rate, interest shall continue to accrue and be payable at the Highest Lawful Rate (so long as there remains any unpaid principal with respect to the loan evidenced hereby) until the interest that has been paid equals the amount of interest that would have been paid if interest had at all times accrued and been payable at the applicable interest rates specified herein. If, for any reason, Holder receives anything of value as interest or anything deemed interest by applicable law under this Note, any of the other Loan Documents, or otherwise that results in Holder receiving interest in an amount in excess of the Highest Lawful Rate, then the amount of such excess shall be applied to the reduction of the principal amount owing hereunder or on account of any other indebtedness of Maker to Holder, and not to the payment of interest. If, however, the amount of such excess exceeds the unpaid principal balance of all indebtedness of Maker to Holder such amount shall be refunded to Maker. In determining whether or not the interest paid or payable with respect to any indebtedness of Maker to Holder exceeds the Highest Lawful Rate, Maker and Holder shall, to the maximum extent permitted by applicable law: (i) characterize any non-principal payment as an expense, fee or premium rather than as interest; (ii) exclude voluntary prepayments and the effects thereof; (iii) amortize, prorate, allocate and spread the total amount of interest throughout the actual term of such indebtedness so that it does not exceed the maximum amount permitted by applicable law; or (iv) allocate interest between portions of such indebtedness so that, to the greatest extent possible, no such portion shall bear interest at a rate greater than the maximum rate permitted by applicable law. For purposes of this Section, the term "APPLICABLE LAW" means the internal laws of the State of Connecticut, but, to the extent, contrary to the express intent of the parties, such choice of law is found to be inapplicable to this Note, then "APPLICABLE LAW" shall mean that law in effect from time to time and applicable to this loan transaction which lawfully permits the charging and collection of the highest permissible, lawful, non-usurious rate of interest on such loan transaction and this Note, and, to the extent controlling, laws of the United States of America.

     P. This Note is to be governed by and construed in accordance with the laws of the State of Connecticut (excluding conflict of laws rules).

Q. In case any one or more of the provisions of this Note shall, for any reason, be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provisions of this Note, and this Note shall be construed as if such invalid, illegal, or unenforceable provision had never been contained herein. If any one or more of the provisions contained in this Note shall for any reason be held to be excessive as to amount, time, duration, scope, activity, or subject, such provisions shall be construed by limiting and reducing it so as to make such provision enforceable to the extent compatible with the law applicable to this Note.

     R. Whenever used herein, the singular number shall include the plural, the plural the singular and the words "MAKER" and "HOLDER" shall be deemed respectively to include the named payor and payee under this Note and their respective successors and assigns. The term "MAKER" also shall include any other person who at any time owns all or any portion of the Mortgaged Property, but nothing herein shall authorize Maker to sell, transfer or convey all or any portion of the Mortgaged Property excepted as may be expressly permitted under the Mortgage.

     S. All amounts due and payable hereunder shall be due and payable as provided herein but without any offset, deduction, decrease or hold-back of any kind for any reason.

     T. (1) Anything contained in any provision of this Note to the contrary notwithstanding (but subject to subparagraph (2) of this paragraph), if any foreclosure proceeding is brought under the provisions of the Mortgage or otherwise to enforce such provisions or those of this Note, or if Maker is otherwise in default under this Note, Holder shall not be entitled to take any action to procure any money deficiency judgment or deficiency decree against Maker, it being understood and agreed that Holder's recourse hereunder shall be limited to Maker's interest in the land, improvements, furnishings, fixtures, equipment and other real and personal property encumbered by or on which a security interest, lien or encumbrance is granted or taken pursuant to the Mortgage and other Loan Documents, as well as to the enforcement of the lien created by the Mortgage and other Loan Documents, and to the collateral and other security held by the Holder; provided, however, that nothing in the
                                         --------   -------
provisions of this paragraph shall be deemed to limit, alter or impair the enforceability of the rights and remedies of Holder under the Mortgage and/or any other Loan Documents, against the Mortgaged Property (as defined in the Mortgage), or against any other property which may from time to time be given to Holder as security for the performance of Maker's obligations hereunder or under the Mortgage or any other Loan Document.

     (2) Notwithstanding the provisions of subparagraph (1) of this paragraph, the provisions of this paragraph limiting Holder's recourse shall be null and void and of no force and effect and Maker and all Maker's assets shall be fully liable for, and subject to, judgments, money deficiency judgments and decrees arising from and to the extent of any loss or cost, expense or damage suffered by Holder as a result of or in connection with any one or more of the following:

     (i) Maker applying any insurance or condemnation proceeds otherwise than as provided under the Mortgage;

     (ii) any act of fraud of Maker (or any trustee, beneficiary, shareholder, member or general partner of Maker) or any fraudulent statement contained herein, in the Mortgage or in any of the other Loan Documents or in any other agreement, certificate or instrument delivered pursuant thereto or in connection therewith;

     (iii) any material misrepresentation of Maker or any trustee, beneficiary, shareholder, member or general partner of Maker in connection with the Mortgaged Property or any material misrepresentation contained herein, in the Mortgage or in any of the other Loan Documents or in any other agreement, certificate or instrument delivered pursuant thereto or in connection therewith;

     (iv)     Maker  collecting Rents (as defined in the Mortgage) more than one
(1) month in advance or failing to apply Rents in the manner and for the purposes provided for in the Mortgage and in any other Loan Document; subject, however, to the operation of Section 5.03 of the Mortgage, which may result in Maker being permitted to retain a portion of monthly Rents for its own account;

     (v) Maker misapplying any security deposits made under any Lease (as defined in the Mortgage);

     (vi) Maker failing to comply with the Section 3.19 of the Mortgage or any other provision thereof or of any other Loan Document relating to compliance with Applicable Environmental Laws and/or Legal Requirements (as such terms are defined in the Mortgage);

     (vii) any diminution in value of the Mortgaged Property arising from the waste (either actual or permissive) of Maker;

     (viii) the amount of any deductible amount under a policy of insurance relating to the Mortgaged Property;

     (ix) the failure of Maker to maintain in effect any insurance required under the Mortgage (except the failure to maintain earthquake insurance if Maker is otherwise in compliance with its obligations to maintain the other insurance coverages required by the Loan Documents); or the failure of Maker to pay any taxes and/or assessments required to be paid under the Mortgage or under any other Loan Documents (but only with respect to those taxes and assessments which are due prior to the date that Holder acquires fee title to the Property); and further provided that any Rents received by Holder in excess of the scheduled principal and interest payments due under this Note shall be applied first to any unpaid real estate taxes and other municipal assessments which are due and payable with respect to the Property;

     (x) the filing by Maker of any petition for bankruptcy, reorganization or arrangement pursuant to federal or state law, or the consent to or acquiescence in such filing by or with respect to Maker, or if Maker shall institute any proceeding for the dissolution or liquidation of Maker, or if Maker shall make an assignment for the benefit of creditors;

     (xi) Maker making any payment to any person to the extent such payment shall be deemed to be a fraudulent conveyance under applicable laws;

(xii) Maker making, directly or indirectly, any unauthorized transfers of any interest in the Mortgaged Property as provided in the Mortgage;

(xiii)     Maker  making  any  unauthorized  amendments  to  Leases;  and

(xiv) any and all costs and expenses, including attorneys' fees and expenses, incurred by Holder in connection with the enforcement of any of the foregoing recourse provisions.

     Further, nothing herein contained shall be deemed to limit, vary, modify or amend any obligation owed to Holder under that certain Environmental Certification and Indemnity Agreement dated September 17, 2002 executed by Maker and Griffin Land & Nurseries, Inc. ("Griffin Land") in favor of Holder as amended by the First Mortgage Modification (the "Environmental Indemnity Agreement"), or that certain Guaranty dated September 17, 2002 executed by Maker and Griffin Land in favor of Holder, as amended by the First Mortgage
Modification  (the  "Guaranty").  Notwithstanding  the foregoing or subparagraph
                                                                    ------------
(vi) above, Holder agrees that if it has actual knowledge of the existence of an
 --
"Environmental Condition" (as defined below) at the time that Holder plans either to begin a foreclosure of the Mortgage or to seek to take control of the Mortgaged Property by appointing a receiver, then prior to the Holder's filing of either (1) a foreclosure complaint or (2) a motion for the appointment of a receiver in connection therewith, Holder shall have the option (to be exercised in its sole discretion) to provide a written offer to Maker and Griffin Land to repay the loan evidenced by this Note and the loan evidenced by the Original
Note in full within thirty (30) days of delivery of such written offer. Such repayment shall be accompanied by a prepayment fee equal to 1% of the then outstanding balance of the loan evidenced hereby and by the Original Note. In the event that Holder tenders such an offer, the Environmental Indemnity Agreement of Griffin Land and Maker shall remain fully effective (whether or not Griffin Land or Maker so repays the loan) and shall survive such repayment; provided, however, that if Holder fails to tender such an offer under the
--------   -------
circumstances described above, the environmental indemnity agreements of Griffin Land and Maker in the Environmental Indemnity Agreement and Mortgage Section 3.19(l) shall no longer apply with respect to the Environmental Condition only, but shall remain in full force and effect as to all other environmental conditions and all other liabilities contained in any loan documents. As utilized herein, "Environmental Condition" shall mean any environmental spill, release, contamination or other environmental condition with respect to the property encumbered by the Mortgage which (i) occurs after the date hereof, (ii) has not been caused or permitted by Maker or Griffin Land; and (iii) of which Holder has actual knowledge.

     U. This Note (and, to the extent referred to herein, the Mortgage and the other Loan Documents) constitutes the full and complete integrated agreement with respect to the subject matter hereof and supersedes any prior or contemporaneous oral or written agreements, including, but not limited to, that certain commitment letter dated December 9, 2003 from Holder to L.J. Melody & Company as modified and supplemented (collectively the "COMMITMENT LETTER"). Maker acknowledges that the Commitment Letter may contain terms and provisions different than or in addition to those set forth in this Note, the Mortgage or the other Loan Documents and that this Note, the Mortgage or the other Loan Documents may contain provisions not set forth in the Commitment Letter. By signing this Note, Maker agrees that any such different or additional terms or provisions are superseded by the provisions of this Note, the Mortgage and the other Loan Documents (except that nothing in the foregoing shall supersede any provisions of the Commitment Letter obligating Maker to pay or reimburse to Holder any fees, deposits, costs or expenses in connection with the loan made by Holder to Maker that is evidenced by this Note and such provisions shall remain binding on Maker).

     V. By signing below, Maker acknowledges receiving a copy of this Note and acknowledges receiving a copy of all documents signed by Maker in connection with this Note.

     W. This instrument may be executed in several counterparts, which together shall constitute but one and the same instrument.

     X. THE PARTIES HERETO, AFTER CONSULTING OR HAVING HAD THE OPPORTUNITY TO CONSULT WITH COUNSEL, KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY WAIVE ANY RIGHT THEY MAY HAVE TO A TRIAL BY JURY IN ANY LITIGATION BASED ON OR ARISING OUT OF THIS AGREEMENT OR INSTRUMENT, OR ANY RELATED INSTRUMENT OR AGREEMENT, OR ANY OF THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY COURSE OF CONDUCT, DEALING, STATEMENTS, WHETHER ORAL OR WRITTEN, OR ACTION OF ANY PARTY HERETO. NO PARTY SHALL SEEK TO CONSOLIDATE BY COUNTERCLAIM OR OTHERWISE, ANY SUCH ACTION IN WHICH A JURY TRIAL HAS BEEN WAIVED WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED. THESE PROVISIONS SHALL NOT BE DEEMED TO HAVE BEEN MODIFIED IN ANY RESPECT OR RELINQUISHED BY ANY PARTY HERETO EXCEPT BY A WRITTEN INSTRUMENT EXECUTED BY ALL PARTIES.

IMPORTANT: READ BEFORE SIGNING. THE TERMS OF THIS AGREEMENT SHOULD BE READ CAREFULLY BECAUSE ONLY THOSE TERMS IN WRITING ARE ENFORCEABLE. NO OTHER TERMS OR ORAL PROMISES NOT CONTAINED IN THIS WRITTEN CONTRACT MAY BE LEGALLY ENFORCED. BORROWER MAY CHANGE THE TERMS OF THIS AGREEMENT ONLY BY ANOTHER WRITTEN AGREEMENT. THIS NOTICE ALSO APPLIES TO ANY OTHER CREDIT AGREEMENTS (EXCEPT EXEMPT TRANSACTIONS) NOW IN EFFECT BETWEEN YOU AND THIS HOLDER.

     Y. MAKER HEREBY REPRESENTS, COVENANTS AND AGREES THAT IT IS ENGAGED PRIMARILY IN COMMERCIAL PURSUITS, THAT THE PROCEEDS OF THIS NOTE SHALL BE USED FOR GENERAL COMMERCIAL PURPOSES (AND NOT FOR ANY PERSONAL, FAMILY OR HOUSEHOLD PURCHASE, ACQUISITION OR USE) AND THAT THE LOAN IS A "COMMERCIAL TRANSACTION" WITHIN THE MEANING OF SECTION 52-278A(A) OF THE CONNECTICUT GENERAL STATUTES (REV. 1958), AS AMENDED.

          MAKER AND EACH ENDORSER, GUARANTOR OR SURETY OF THIS NOTE HEREBY WAIVE ALL RIGHTS TO NOTICE, PRIOR JUDICIAL HEARING OR COURT ORDER UNDER SECTION 52-278A ET SEQ. OF THE CONNECTICUT GENERAL STATUTES (REV. 1958) AS AMENDED OR UNDER ANY OTHER STATE OR FEDERAL LAW WITH RESPECT TO ANY AND ALL PREJUDGMENT REMEDIES THE HOLDER MAY EMPLOY TO ENFORCE ITS RIGHTS AND REMEDIES HEREUNDER.

      [Remainder of page intentionally left blank, signature page follows]

     IN WITNESS WHEREOF, Maker has caused this Note to be signed and delivered on the day and year first written above.

                              MAKER:

                              TRADEPORT  DEVELOPMENT  I,  LLC

                              By:     River  Bend  Associates,  Inc.,
                                      its  Sole  Member


                                      By:/S/ANTHONY  GALICI
                                         ------------------
                                         Name:  Anthony  Galici
                                         Title:  Vice  President





STATE  OF  CONNECTICUT          )
                                )     ss.  HARTFORD
COUNTY  OF  HARTFORD            )


          The  foregoing instrument was acknowledged before me this 16TH day
                                                                    ----
of  April 2004, by Anthony J. Galici, the Vice-President of River Bend
                   -----------------      --------------
Associates, Inc., the Sole Member of TRADEPORT DEVELOPMENT I, LLC, on behalf of said limited liability company.



                                                        /S/THOMAS  M.  DANIELLS
                                                        -----------------------
                                                 Name:     Thomas  M.  Daniells
                                                           --------------------
                                                               Commissioner  of
                                                                Superior  Court


                  [SIGNATURE PAGE TO SECURED INSTALLMENT NOTE]

--------------------------------------------------------------------------------


                 FIRST AMENDMENT OF MORTGAGE AND LOAN DOCUMENTS
                 ----------------------------------------------

     This FIRST AMENDMENT OF MORTGAGE AND LOAN DOCUMENTS (the "MODIFICATION AGREEMENT") is made as of April 16, 2004 among TRADEPORT DEVELOPMENT I, LLC with a place of business at 204 West Newberry Road, Bloomfield, Connecticut 06002 ("MORTGAGOR"), GRIFFIN LAND & NURSERIES, INC., a Connecticut corporation with a place of business at 204 West Newberry Road, Bloomfield, Connecticut 06002 ("GUARANTOR"), and FARM BUREAU LIFE INSURANCE COMPANY with a place of business at 5400 University Avenue, West Des Moines, Iowa ("MORTGAGEE").

                                    RECITALS

     A.     Mortgagor executed and delivered to Mortgagee a Secured Installment
Note in the amount of $7,675,000.00 dated September 17, 2002 (the "ORIGINAL NOTE") secured by a Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases now recorded in the land records of the Town of Windsor in Volume 1345, Page 222 (the "MORTGAGE") encumbering certain real property known as 20 & 25 International Drive, located in the Town of Windsor, County of Hartford, and State of Connecticut, and more particularly described on Schedule A attached hereto and made a part hereof (the
                          ----------
"PROPERTY") and an Absolute Assignment of Leases, Rents and Income now recorded in the Land Records in Volume 1345, Page 269 dated September 17, 2002 (the "ASSIGNMENT"), and certain other documents; and Mortgagor and Guarantor have executed and delivered to Mortgagee that certain Environmental Certification and Indemnity Agreement dated September 17, 2002 (the "ENVIRONMENTAL INDEMNITY") and Guarantor executed and delivered to Mortgagee a Guaranty dated September 17, 2002 (the "GUARANTY") with respect to certain of Mortgagor's obligations under the Loan Documents (the Original Note, Mortgage, Assignment, Environmental Indemnity, Guaranty and all other documents executed in connection with the Original Note, collectively, the "LOAN DOCUMENTS");

     B. Mortgagor, as landlord, and Westinghouse Electric Company, as tenant, are parties to a Lease dated December 6, 2000, as amended by First Amendment to Lease dated April 23, 2001 and Second Amendment to Lease dated September 5, 2003 (the "WESTINGHOUSE LEASE"); references herein to the "ORIGINAL WESTINGHOUSE LEASE" shall mean such Lease as amended by the First Amendment of Lease.

     C     The parties have agreed to (i) increase the amount of the loan secured by the Mortgage by an additional $1,500,000.00 and to advance the additional sum of $1,500,000.00 to the Mortgagor pursuant to that certain loan commitment dated December 9, 2003 and accepted December 17, 2003 (the "COMMITMENT"), (ii) to evidence such additional loan amount by Mortgagor's execution and delivery of a secured installment note in such amount (the "$1,500,000.00 NOTE") (the Original Note and the $1,500,000.00 Note, the "NOTES") and (iii) modify the Loan Documents to reflect the foregoing matters and to address certain related matters;

     D. In furtherance of the foregoing, the Mortgagor has agreed to execute and deliver the $1,500,000.00 Note and the parties have agreed to amend the Loan Documents. The term "LOAN" as used herein shall mean the original loan of $7,675,000.00 and the new loan of $1,500,000.00;

     NOW, THEREFORE, in consideration of the terms and conditions herein contained and other good and valuable consideration, the receipt and adequacy of which the parties hereby acknowledge, the parties hereto covenant and agree as follows:

     1.     DEFINED TERMS.  All capitalized terms used in this Modification
            -------------
Agreement which are not defined herein shall have the meanings ascribed to those terms in the Mortgage.

     2.     MORTGAGE AMENDMENTS.
            -------------------

          2.1     The definition of "INDEBTEDNESS SECURED HEREBY" in Section
1.09 of the Mortgage is hereby amended and restated as follows:

               "(a) "INDEBTEDNESS SECURED HEREBY" means the payment of that certain Secured Installment Note (the "Note") dated September 17, 2002, executed by Mortgagor, as Maker or Mortgagor, to the order of Mortgagee, as Holder, in the original principal amount of Seven Million Six Hundred Seventy-Five Thousand and 00/100 Dollars ($7,675,000.00), with interest thereon and all other sums payable thereunder according to the terms and conditions thereof, together with any replacements, substitutions, modifications, amendments, extensions or renewals thereof and payment of that certain Secured Installment Note (the "$1,500,000 NOTE") dated April 16, 2004 in the original principal amount of One Million Five Hundred Thousand and 00/100 Dollars ($1,500,000) with interest thereon and other sums payable thereunder according to the terms and conditions thereof, together with any replacements, substitutions, modifications, amendments, extensions and renewals (collectively, the "INDEBTEDNESS"); and (b) payment to Mortgagee, its successors and assigns, at the times demanded and with interest at the applicable Default Rate (as defined in the Note and the $1,500,000 Note), to accrue from the date of advance, of all sums advanced, if any, in protecting the interests of Mortgagee under this Mortgage and any and all other Loan Documents and payment of insurance premiums covering Improvements, and payment of principal and interest on prior liens, and payment of expenses and attorneys' fees and professionals' fees herein provided for and payment of any fees herein provided of any and all sums advanced under this Mortgage from time to time."

          2.2 The definition of "OBLIGATIONS" in Section 1.17 of the Mortgage is hereby amended and restated as follows:

               "'OBLIGATIONS' means any and all of the covenants, warranties, representations and other obligations (other than to repay the Indebtedness Secured Hereby) made or undertaken by Mortgagor or any other Person or Mortgagee as set forth in the Loan Documents, inclusive of the $1,500,000 Note and the First Amendment of Mortgage and Loan Documents dated as of April 16, 2004 among Mortgagee, Mortgagor and Griffin Land and Nurseries, Inc."

          2.3 Article II of the Mortgage is hereby amended as follows in order to extend the lien of this Mortgage to secure the additional obligations and indebtedness of Mortgagor:

               "Mortgagor hereby does GIVE, GRANT, BARGAIN, SELL AND CONFIRM to Mortgagee, its successors and assigns forever, WITH MORTGAGE COVENANTS, the Mortgaged Property (other than the Personalty), and grants to Mortgagee a security interest in and the Personalty for the purpose of securing, in such order of priority as Mortgagee may elect, payment and performance of the obligations set forth below, which payment and performance shall be THE CONDITION OF THIS DEED:

               (a) Payment of that certain Security Installment Note (the "NOTE") of even date herewith, executed by Mortgagor, as Maker or Mortgagor, to the order of Mortgagee, as Holder, in the original principal amount of Seven Million Six Hundred Seventy-Five Thousand and 00/100 Dollars ($7,675,000.00) having a maturity date of October 1, 2017 with interest thereon and all other sums payable thereunder according to the terms and conditions thereof, together with any replacements, substitutions, modifications, amendments, extensions or renewals thereof.

               (b) Payment of the $1,500,000 Note of even date herewith, executed by Mortgagor, as Maker or Mortgagor, to the order of Mortgagee, as Holder, in the original principal amount of One Million Five Hundred Thousand and 00/100 Dollars ($1,500,000.00) having a maturity date of May 1, 2014 with interest thereon and all other sums payable thereunder according to the terms and conditions thereof, together with any replacements, substitutions, modifications, amendments, extensions or renewals thereof.

               (c) Payment to Mortgagee, its successors and assigns, at the times demanded and with interest at the Default Rate (as defined in the Note and the $1,500,000 Note), to accrue from the date of advance, of all sums advanced, if any, in protecting the interests of Mortgagee under this Mortgage and any and all other Loan Documents and payment of insurance premiums covering Improvements, and payment of principal and interest on prior liens, and payment of expenses and attorneys fees and professionals' fees herein provided for, and any and all sums advanced under this Mortgage from time to time.

               (d) Performance and payment in full when due of all of the Obligations.

     TO HAVE AND TO HOLD the above granted and bargained Mortgaged Property, with the privileges and appurtenances thereof, unto the said Mortgagee, and its successors and assigns forever, to its and their own proper use and behoof.

     PROVIDED HOWEVER, THE CONDITION OF THIS DEED is such that if Mortgagor shall pay, or cause to be paid, to Mortgagee the Indebtedness Secured Hereby at the time and in the manner stipulated herein, and in the Note and the $1,500,000 Note, and shall pay and perform all of the Obligations, including, but not limited to payment of all sums under any of the Loan Documents, and no default or Event of Default hereunder shall then exist, then the estate, right, title and interest of the Mortgagee in the Mortgaged Property shall cease, terminate and become void, and upon proof being given to the satisfaction of Mortgagee that the Indebtedness Secured Hereby has been paid or satisfied, and all of the Obligations paid and performed, and upon payment of all other fees, costs, charges, expenses and liabilities chargeable or incurred or to be incurred by Mortgagee, Mortgagee shall, upon receipt of the written request of Mortgagee, release and visit the Mortgage of record (but the provisions of Section 3.19 below shall survive any such release or discharge)."

3.     NOTE AMENDMENT.  The Original Note is hereby amended as follows:
       --------------

3.1     Paragraph C of the Note is hereby amended and restated as follows:

     "This Note is secured by, among other things, that certain Mortgage, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 (the "ORIGINAL MORTGAGE") executed by Maker, as grantor, to secure this Note and Maker's Secured Installment Note dated April 16, 2004 in the original principal amount of $1,500,000.00 (the "$1,500,000 NOTE") and encumbering certain real and personal property and other rights and improvements, as more particularly described therein (the "PROPERTY"), as amended by First Amendment of Mortgage and Loan Documents dated as of April 16, 2004 (the "FIRST MORTGAGE MODIFICATION"; and such Original Mortgage, as so modified, the "MORTGAGE"). In the event Maker fails to pay any payment of principal or interest or both under this Note or the $1,500,000 Note on the date the same is due, or if any other or further default occurs or exists under this Note, the $1,500,000 Note, the Mortgage, or under any other agreement, document or instrument executed, delivered or given to evidence or secure this Note or the $1,500,000 or any sums advanced in connection herewith or therewith (the Mortgage, this Note, the $1,500,000 Note, and all other such agreements, documents, and instruments are herein collectively called the "LOAN DOCUMENTS"), or if any Event of Default occurs or exists, or upon the filing by Maker of any petition for bankruptcy, reorganization or arrangement pursuant to federal or state law, or the consent to or acquiescence in such filing by or with respect to Maker, then this Note shall be in default and Holder may, without notice to Maker, accelerate the maturity of this Note and the $1,500,000 Note; provided, however, in the event of the filing of any involuntary petition for bankruptcy, reorganization or arrangement pursuant to federal or state law with respect to Maker to which Maker does not consent to or acquiesce, Maker shall have a sixty (60) day period in which to cure such default and in the event Maker does not cure within said sixty (60) day period then Holder may, without notice to Maker, accelerate the maturity of this Note. Upon acceleration, the entire unpaid principal balance plus all accrued interest thereon, and any Prepayment Premium (defined below) and/or late charges provided for in this Note and in the $1,500,000 Note, shall, regardless of the Maturity Date specified hereinabove or the maturity date specified in the $1,500,000, at the option of Holder, be and become immediately due and payable, without any further notice or demand, such notice and demand being expressly waived, anything contained herein, in the Mortgage, in any other of the Loan Documents, or in any other instrument now or hereafter securing this Note or the $1,500,000 Note to the contrary notwithstanding. Said option shall continue until all such defaults have been cured."

3.2 The first sentence of Paragraph E of the Note is hereby amended and restated as follows:

     "This Note is given for the actual loan in the above amount and is the promissory note or note referred to in and secured by the Mortgage (together with the $1,500,000 Note which is also secured by the Mortgage)."

3.3 The last full paragraph of Paragraph T(2) is hereby amended and restated as follows:

               "Further,  nothing  herein  contained  shall  be deemed to limit, vary, modify or amend any obligation owed to Holder under that certain Environmental Certification and Indemnity Agreement dated of even date herewith executed by Maker and Griffin Land & Nurseries, Inc. ("Griffin Land") in favor of Holder as amended by the First Mortgage Modification (the "Environmental
Indemnity Agreement"), or that certain Guaranty dated of even date herewith executed by Maker and Griffin Land in favor of Holder, as amended by the First Mortgage Modification (the "Guaranty"). Notwithstanding the foregoing or subparagraph (vi) above, Holder agrees that if it has actual knowledge of the
------------   --
existence of an "Environmental Condition" (as defined below) at the time that Holder plans either to begin a foreclosure of the Mortgage or to seek to take control of the Mortgaged Property by appointing a receiver, then prior to the Holder's filing of either (1) a foreclosure complaint or (2) a motion for the appointment of a receiver in connection therewith, Holder shall have the option (to be exercised in its sole discretion) to provide a written offer to Maker and Griffin Land to repay the loan evidenced by this Note and the loan evidenced by the $1,500,00 Note in full within thirty (30) days of delivery of such written offer. Such repayment shall be accompanied by a prepayment fee equal to 1% of the then outstanding balance of the loan evidenced hereby and by the $1,500,000 Note. In the event that Holder tenders such an offer, the Environmental
Indemnity Agreement of Griffin Land and Maker shall remain fully effective (whether or not Griffin Land or Maker so repays the loan) and shall survive such repayment; provided, however, that if Holder fails to tender such an offer under
           --------  -------
the circumstances described above, the environmental indemnity agreements of Griffin Land and Maker in the Environmental Indemnity Agreement and Mortgage
Section 3.19(l) shall no longer apply with respect to the Environmental Condition only, but shall remain in full force and effect as to all other environmental conditions and all other liabilities contained in any loan documents. As utilized herein, "Environmental Condition" shall mean any environmental spill, release, contamination or other environmental condition with respect to the property encumbered by the Mortgage which (i) occurs after the date hereof, (ii) has not been caused or permitted by Maker or Griffin Land; and (iii) of which Holder has actual knowledge."


     4.     ASSIGNMENT OF LEASES.
            --------------------

          4.1 Section 4 (b) and (c) of the Assignment of Leases are hereby amended and restates as follows:

          "(b)     Notwithstanding anything to the contrary in this Section 4 or in this Assignment, Assignor hereby presently, absolutely and unconditionally assigns, conveys and transfers to Assignee Assignor's right to collect and receive the termination payments which may become due and payable to Assignor pursuant to the following leases by virtue of such tenant's exercise of their respective rights to cancel their leases (the "TERMINATION PAYMENTS"): (a) Lease between Assignor (as assignee of the rights of Griffin Land & Nurseries, Inc., the initial landlord), as landlord, and Westinghouse Electric Company, LLC ("WESTINGHOUSE"), dated December 6, 2000, as amended by First Amendment to Lease dated April 23, 2001 and Second Amendment to Lease dated September 5, 2003, for 74,880 rentable square feet of space at 20 International Drive, Windsor, Connecticut (the "WESTINGHOUSE LEASE") which provides for a termination payment of $3,500,000.00 (the "WESTINGHOUSE TERMINATION PAYMENT"); and (b) Lease between Assignor (as assignee of the rights of River Bend Associates, Inc., the initial landlord), as landlord, and Pitney Bowes Management Services, Inc., dated March 28, 2002 for 57,190 rentable square feet of space at 25 International Drive, Windsor, Connecticut (the "PITNEY BOWES SPACE") which provides for a termination payment of $450,000.00 (the "PITNEY BOWES TERMINATION PAYMENT"). Assignor acknowledges and confirms that the license to collect Rents granted by Assignee to Assignor herein does not apply to the Termination Payments. Assignee agrees that upon receipt of any such Termination Payments, it shall place the Termination Payments in an interest-bearing account at a financial institution selected by Assignee.

               (c) Assignee shall have the right to apply the Westinghouse Termination Payment against payment of the Obligations Secured herby. Assignee acknowledges that Westinghouse is also a tenant of Assignor at 16 International Drive, Windsor, Connecticut under a separate lease agreement (the "OTHER WESTINGHOUSE LEASE"). The Other Westinghouse Lease provides that the Westinghouse Termination Payment payable to Assignor shall be decreased to $2,712, 500.00 if Westinghouse also elects to terminate both the Westinghouse Lease and the Other Westinghouse Lease simultaneously. The Other Westinghouse Lease contains a right of cancellation for the benefit of Westinghouse on the same terms, including the notification requirement and effective cancellation date as are contained in the Westinghouse Lease (but with a required termination payment of $787,500.00). In the event that Westinghouse is only required to pay Assignor $2,712,500.00 with respect to the cancellation of the Westinghouse Lease due to the simultaneous cancellation of the Other Westinghouse Lease, Assignor shall provide satisfactory written evidence to Assignee that Westinghouse has cancelled both Westinghouse Lease as provided in Paragraph 21 of the Second Westinghouse Amendment, and, in such case, Assignee agrees to accept $2,712, 500.00 as the Westinghouse Termination Payment."

          4.2 Exhibit B to the Assignment is hereby amended to revise the reference in Exhibit B in the Assignment to the Westinghouse Electric Company Lease to mean such Westinghouse Electric Company Lease dated December 6, 2000, as amended by First Amendment to lease dated April 23, 2001 and Second Amendment to Lease dated September 5, 2003.

     5.     CROSS-DEFAULT OF MORTGAGOR OBLIGATIONS; RELATED MATTERS.
            -------------------------------------------------------

          5.1 The occurrence of an Event of Default under any of the Loan Documents shall constitute a default under this Modification Agreement and the $1,500,000 Note.

          5.2. Each of the following shall be deemed included as an Event of Default under the Mortgage: (a) any failure to make any payment of money or to pay, perform of discharge any monetary or financial obligation on the date when the same is due in accordance with the terms of the $1,500,000 Note and this Modification Agreement; and (b) any failure to perform any of the terms, covenants and conditions of the $1,500,000 Note or this Modification Agreement, provided that such default shall have continued for a period of 20 days after written notice of such a default by Mortgagee, or to the extent such performance cannot reasonably be completed within 20 days for a period reasonably necessary to complete such performance not exceeding a period of 90 days.

          5.3 Mortgagor's right to prepay the Original Note and the $1,500,000 Note in the event of the discovery of an "ENVIRONMENTAL CONDITION" shall be subject to the condition that Mortgagor also prepay in full the entire indebtedness evidenced by both the Original Note and the $1,500,000 Note.

     6.     CASH FLOW DEPOSIT AGREEMENT.  The parties hereto agree that the Cash
            ---------------------------
Flow Deposit and Security Agreement dated September 17, 2002 between Mortgagee and Mortgagor is hereby terminated and of no further force or effect.

     7.     NOTES.  All references to "the NOTE" appearing in any of the Loan
            -----
Documents (excepting internal references within the Original Note to itself) shall be deemed to include the $1,500,000 Note.

     8.     LOAN DOCUMENTS.
            --------------

          8.1 Each of the Loan Documents is hereby deemed modified to evidence and secure the $1,500,000 Note, in addition to the Original Note.

          8.2 All references to the "LOAN" shall mean the principal sum evidenced by the Original Note of $7,675,000.00 and the principal sum of $1,500,000.00 evidenced by the $1,500,000 Note.

          8.3 All references in the Loan Documents to the Note, Mortgage, Assignment, and Loan Documents shall be deemed to be references to the same as amended hereby, and, effective on the date hereof, the term "LOAN DOCUMENTS" shall include the $1,500,000 Note and this Modification Agreement.

     9.     RECOURSE PARTIES.  Guarantor and Mortgagor are parties to the
            ----------------
Guaranty and the Environmental Indemnity. By their execution at the end hereof, Mortgagor and Guarantor hereby consent to the terms and conditions hereof and the $1,500,000 Note and agree that the definition of "LOAN" appearing in the Guaranty and the Environmental Indemnity shall be deemed to include the Mortgagor's obligations to Mortgagee under the $1,500,000 Note and under this Modification Agreement. Mortgagor and Guarantor hereby confirm and ratify their respective obligations and liabilities under the Guaranty and the Environmental Indemnity.

     10.     GUARANTY.  All references to the Guaranty appearing in the Notes or
             --------
the Loan Documents and any other documents executed in connection with the Loan, as the Guaranty may be otherwise defined or referred to therein, shall be deemed to mean the Guaranty as amended hereby.

     11.     REPRESENTATIONS AND WARRANTIES.  Except as modified hereby,
             ------------------------------
Mortgagor hereby affirms and restates all of the representations and warranties, covenants and agreements made and set forth in the Mortgage, Original Note and Loan Documents, and any and all other documents executed in connection with the Loan.

     12.     RATIFICATION.  The Loan Documents as herein amended are hereby
             ------------
ratified and confirmed. Every provision, covenant, condition, obligation, right, and power in and under the Loan Documents shall continue in full force and effect, affected by this Modification Agreement only to the extent of the amendments set forth herein, with the same priority as prior to execution of this Modification Agreement.

     13.     DEFAULTS.  Any default by Mortgagor in any of the covenants,
             --------
conditions, provisions, stipulations, or agreements herein made shall, at the option of Mortgagee, or its successors and assigns, constitute a default under the Mortgage, Note and the Loan Documents, entitling Mortgagee to any or all of the other remedies it or they may have thereunder.

     14.     MORTGAGE LIEN.  All of the Property shall remain in all respects
             -------------
subject to the lien, charge, and encumbrance of the Mortgage, and nothing herein contained, and nothing done pursuant hereto, shall affect or be construed to affect the lien, charge, or encumbrance of the Mortgage or the priority thereof over all liens, charges or encumbrances, except to the extent, if any, expressly provided herein.

     15.     COUNTERPARTS.  This Modification Agreement may be executed with one
             ------------
or more counterpart signature pages, and when both parties have executed one or more such counterpart pages, this Modification Agreement shall be fully executed. Any counterpart of this Modification Agreement to which original signatures of both parties are attached shall be deemed a fully executed original.

     16.     CHOICE OF LAW.  This Modification Agreement has been negotiated,
             -------------
executed and delivered in, and shall be deemed to have been made in the State of Connecticut, and the validity of this Modification Agreement, its construction, interpretation and enforcement, and the rights of the parties hereunder shall be determined under, governed by and construed in accordance with the internal laws (and not the law of conflicts) of the State of Connecticut.

     17.     SEVERABILITY.  Any provision of this Modification Agreement which
             ------------
is prohibited or unenforceable under any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

     18.     BIND AND INURE.  This Modification Agreement shall be binding upon
             --------------
and inure to the benefit of Mortgagor, its successors and assigns, including any subsequent owner of the Property, or any part thereof, and shall be binding upon and inure to the benefit of Mortgagee, its successors and assigns.

     19.     ENTIRE MODIFICATION AGREEMENT.  This Modification Agreement is
             -----------------------------
intended by the parties hereto as a final expression of this Modification Agreement and is also intended as a complete and exclusive statement of the terms hereof. No course of dealing, course of performance or trade usage, and no parol or evidence of any nature shall be used to supplement or modify any terms hereof.

     IN WITNESS WHEREOF the parties have executed this Modification Agreement as of the date first written above.

WITNESSED BY:                              MORTGAGOR

/S/SARA A. TAYLOR                          TRADEPORT DEVELOPMENT I, LLC
-----------------
Signature of Witness                       By: River Bend Associates, Inc.,
Print Name: Sara A. Taylor                     its Sole Member
            ---------------


/S/THOMAS M. DANIELLS                      By:/S/ANTHONY GALICI
---------------------                         -----------------
Signature of Witness                          Name: Anthony Galici
Print Name: Thomas M. Daniells                Title: Vice President
            -------------------


                                           MORTGAGEE

--------------------                       FARM BUREAU LIFE INSURANCE COMPANY
Signature of Witness
Print Name:

                                           By:/S/LOUANN SANDBURG
--------------------                          ------------------
Signature of Witness                          Name: LouAnn Sandburg
Print Name:                                   Title: Vice President
                                                     Investments


                                           GUARANTOR

/S/SARA A. TAYLOR                          GRIFFIN LAND & NURSERIES, INC.
-----------------
Signature of Witness
Print Name: Sara A. Taylor
            --------------

/S/THOMAS M. DANIELLS                      By:/S/ANTHONY GALICI
---------------------                         -----------------
Signature of Witness                          Name:  Anthony Galici
Print Name: Thomas M. Daniells                Title: Vice President
            ------------------

STATE OF CONNECTICUT     )
                         ) ss. HARTFORD
COUNTY OF HARTFORD       )


     On this the 16TH day of April, 2004, before me, the undersigned officer,
                 ----
personally appeared Anthony Galici, known to me (or satisfactorily
                    --------------
proven) to be the V.P. of River Bend Associates, Inc., the Sole Member
                  ---
of TRADEPORT DEVELOPMENT I, LLC, a limited liability company, and that he, as such officer, being authorized so to do, executed the foregoing
     -------
instrument as the free act and deed of the company for the purposes contained therein by signing the name of the company by himself as such officer.
                                                              -------

     In witness whereof, I hereunto set my hand.

                                                 /S/ SARA A. TAYLOR
                                                 ------------------
                                                 Commissioner of the
                                                 Superior Court



STATE OF IOWA     )
         ----
                  ) ss. _________________
COUNTY OF POLK    )
          ----

     On this the 9TH day of April, 2004, before me, the undersigned officer,
                 ---
personally appeared LouAnn Sandburg, known to me (or satisfactorily proven)
                    ---------------
to be the person whose name is subscribed to the within instrument, and acknowledged himself/herself to be the V.P. Investments of FARM BUREAU
                                       ----------------
LIFE INSURANCE COMPANY, a corporation, and that he/she, as such officer, being authorized so to do, executed the foregoing instrument as the free act and deed of the corporation for the purposes contained therein by signing the name of the corporation by himself/herself as such officer.

     In witness whereof, I hereunto set my hand.


                                                  /S/ ANGELA D. STEVENS
                                                  ---------------------
                                                  Notary Public
[Affix Notarial Seal]                             My Commission Expires:
                                                  4 10 06

STATE OF CONNECTICUT     )
                         ) ss. HARTFORD
COUNTY OF HARTFORD       )

     On this the 16TH day of April, 2004, before me, the undersigned officer,
                 ----
personally appeared Anthony Galici, known to me (or satisfactorily proven)
                    ---------------
to be the person whose name is subscribed to the within instrument, and acknowledged himself/herself to be the V.P. of GRIFFIN LAND &
                                       ---
NURSERIES, INC., a corporation, and that he/she, as such officer, being authorized so to do, executed the foregoing instrument as the free act and deed of the corporation for the purposes contained therein by signing the name of the corporation by himself/herself as such officer.

     In witness whereof, I hereunto set my hand.



                                                   /S/ SARA A. TAYLOR
                                                   ------------------
                                                   Commissioner of the
                                                   Superior Court
[Affix Notarial Seal]

                                    EXHIBIT A
                                    ---------

                                LEGAL DESCRIPTION
                                -----------------



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


--------------------------------------------------------------------------------

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



Date: July 12, 2004                 /s/FREDERICK M. DANZIGER
                                    ------------------------
                                    Frederick M. Danziger
                                    President and Chief Executive Officer

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



Date:  July 12, 2004                /s/ANTHONY J. GALICI
                                    --------------------
                                    Anthony J. Galici
                                    Vice President, Chief Financial Officer
                                    and Secretary

--------------------------------------------------------------------------------

                                                  Exhibit 32.1

                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
                   PURSUANT TO 18 UNITED STATES CODE SS. 1350

     In connection with the Quarterly Report of Griffin Land & Nurseries, Inc. (the "Company") on Form 10-Q for the quarter ended May 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Frederick M. Danziger, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                              /s/ FREDERICK M. DANZIGER
                              -------------------------
                              Frederick M. Danziger
                              President and Chief Executive Officer
                              July 12, 2004

--------------------------------------------------------------------------------

                                                  Exhibit 32.2

                    CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
                   PURSUANT TO 18 UNITED STATES CODE SS. 1350

     In connection with the Quarterly Report of Griffin Land & Nurseries, Inc. (the "Company") on Form 10-Q for the quarter ended May 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Anthony J. Galici, Vice President, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                              /s/ ANTHONY J. GALICI
                              ---------------------
                              Anthony J. Galici
                              Vice President, Chief Financial Officer and
                              Secretary
                              July 12, 2004

--------------------------------------------------------------------------------