Form 10-Q
period 2004-08-28
GRIFFIN LAND & NURSERIES INC
filed 2004-10-12
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-29288

GRIFFIN LAND & NURSERIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0868496
(state or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Rockefeller Plaza, New York, New York	10020
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding at October 4, 2004: 4,948,829

GRIFFIN LAND & NURSERIES, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Statements of Operations 13 and 39 Weeks Ended August 28, 2004 and August 30, 2003, respectively

Consolidated Balance Sheets August 28, 2004 and November 29, 2003

Consolidated Statements of Changes in Stockholders’ Equity 39 Weeks Ended August 28, 2004 and August 30, 2003

Consolidated Statements of Cash Flows 39 Weeks Ended August 28, 2004 and August 30, 2003

Notes to Consolidated Financial Statements

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

ITEM 4 - Controls and Procedures

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

ITEM 4 - Submission of Matters to a Vote of Security Holders

ITEM 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003
Net sales and other revenue	$11,081	$7,452	$36,441	$32,416
Cost of goods sold	10,488	6,628	31,824	26,702
Selling, general and administrative expenses	2,403	2,147	7,521	6,692
Operating loss	(1,810)	(1,323)	(2,904)	(978)
Gain on sale of Centaur Communications, Ltd.	—	—	51,107	—
Foreign currency exchange gain	—	—	1,070	—
Interest expense	(597)	(648)	(1,928)	(1,959)
Interest income, dividend income and gains on short-term investments	133	6	238	23
(Loss) income before income tax (benefit) provision and equity investment	(2,274)	(1,965)	47,583	(2,914)
Income tax (benefit) provision	(1,053)	(702)	15,729	(1,043)
(Loss) income before equity investment	(1,221)	(1,263)	31,854	(1,871)
Income (loss) from equity investment	—	77	328	(481)
Net (loss) income	$(1,221)	$(1,186)	$32,182	$(2,352)

Basic net (loss) income per common share	$(0.25)	$(0.24)	$6.57	$(0.48)
Diluted net (loss) income per common share	$(0.25)	$(0.25)	$6.31	$(0.48)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	August 28, 2004	November 29, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$12,610	$18
Short-term investments, net	30,055	—
Accounts receivable, less allowance of $399 and $149	4,794	1,948
Inventories	30,376	32,396
Deferred income taxes	3,125	1,812
Other current assets	3,752	3,161
Total current assets	84,712	39,335
Real estate held for sale or lease, net	63,581	64,653
Property and equipment, net	11,498	11,919
Investment in Centaur Holdings, PLC	9,449	—
Investment in Centaur Communications, Ltd.	—	20,895
Other assets	8,747	8,919
Total assets	$177,987	$145,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,889	$4,573
Income taxes payable	4,656	—
Current portion of long-term debt	849	11,428
Total current liabilities	10,394	16,001
Long-term debt	31,673	30,737
Other noncurrent liabilities	1,503	1,659
Total liabilities	43,570	48,397

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 4,948,829 and 4,876,916 shares issued and outstanding, respectively	49	49
Additional paid-in capital	94,517	93,392
Retained earnings	35,794	3,612
Accumulated other comprehensive income	4,057	271
Total stockholders’ equity	134,417	97,324
Total liabilities and stockholders’ equity	$177,987	$145,721

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income (Loss)
Balance at Nov. 30, 2002	4,864,916	$49	$93,372	$5,961	$(128)	$99,254	$—

Exercise of stock options	12,000	—	20	—	—	20	—

Net loss	—	—	—	(2,352)	—	(2,352)	(2,352)

Other comprehensive income	—	—	—	—	82	82	82

Balance at August 30, 2003	4,876,916	$49	$93,392	$3,609	$(46)	$97,004	$(2,270)

Balance at Nov. 29, 2003	4,876,916	$49	$93,392	$3,612	$271	$97,324	$—

Exercise of stock options including tax benefit of $262	71,913	—	1,125	—	—	1,125	—

Net income	—	—	—	32,182	—	32,182	32,182

Other comprehensive income	—	—	—	—	3,786	3,786	3,786

Balance at August 28, 2004	4,948,829	$49	$94,517	$35,794	$4,057	$134,417	$35,968

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 39 Weeks Ended,
	Aug. 28, 2004	Aug. 30, 2003
Operating activities:
Net income (loss)	$32,182	$(2,352)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Centaur Communications, Ltd.	(51,107)	—
Tax payment included in other comprehensive income	(2,959)	—
Depreciation and amortization	3,577	3,349
Gain on foreign exchange contract	(1,070)	—
(Income) loss from equity investment	(328)	481
Deferred income taxes	(539)	(1,289)
Write-off of unamortized financing costs	280	—
Unrealized gains on trading securities	(50)	—
Net gain on sale of properties	(43)	—
Changes in assets and liabilities:
Investment in trading securities	(30,005)
Accounts receivable	(3,096)	(2,452)
Inventories	2,020	840
Other current assets	(593)	(801)
Accounts payable and accrued liabilities	267	712
Income taxes payable	4,918	—
Income tax refunds, net	—	1,048
Other, net	129	392
Net cash used in operating activities	(46,417)	(72)

Investing activities:
Proceeds from the sale of Centaur Communications, Ltd., net of expenses	68,852	—
Acquisition of 70% interest in real estate joint venture, net of cash acquired of $16	—	(7,702)
Additions to real estate held for sale or lease	(4,144)	(4,527)
Proceeds from sale of properties, net of expenses	3,016	—
Proceeds from foreign exchange contract	1,070	—
Additions to property and equipment	(511)	(614)
Investment in Shemin Acquisition Corporation	(143)	—
Net cash provided by (used in) investing activities	68,140	(12,843)

Financing activities:
Payments of debt	(11,335)	(520)
Increase in debt	1,500	13,475
Exercise of stock options	863	20
Other, net	(159)	(66)
Net cash (used in) provided by financing activities	(9,131)	12,909
Net increase (decrease) in cash and cash equivalents	12,592	(6)
Cash and cash equivalents at beginning of period	18	24
Cash and cash equivalents at end of period	$12,610	$18

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.     Basis of Presentation

The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the year ended November 29, 2003 included in the Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.  The year end consolidated balance sheet data as of November 29, 2003 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the thirteen and thirty-nine weeks ended August 28, 2004 are not necessarily indicative of the results to be expected for the full year.

Griffin accounts for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted SFAS No. 123, which requires disclosure of the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation, and SFAS No. 148, which prescribes a method of disclosure.  Griffin’s results would have been the following pro forma amounts under the method prescribed by SFAS No. 123:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003
Net (loss) income, as reported	$(1,221)	$(1,186)	$32,182	$(2,352)
Total stock based employee compensation expense determined under fair value method for all awards, net of tax effects	(30)	(67)	(86)	(199)
Net (loss) income, pro forma (under SFAS No. 123)	$(1,251)	$(1,253)	$32,096	$(2,551)

Adjusted net (loss) income for computation of diluted per share results, pro forma (under SFAS No. 123)	$(1,251)	$(1,264)	$32,058	$(2,551)

Basic net (loss) income per common share, as reported	$(0.25)	$(0.24)	$6.57	$(0.48)
Basic net (loss) income per common share, pro forma (under SFAS No. 123)	$(0.25)	$(0.26)	$6.55	$(0.52)

Diluted net (loss) income per common share, as reported	$(0.25)	$(0.25)	$6.31	$(0.48)
Diluted net (loss) income per common share, pro forma (under SFAS No. 123)	$(0.25)	$(0.26)	$6.29	$(0.52)

During the thirty-nine weeks ended August 28, 2004 and August 30, 2003, there were 7,218 and 16,164 options issued, respectively.  The weighted average fair values of each option granted during the thirty-nine weeks ended August 28, 2004 and August 30, 2003 were $22.84 and $5.79, respectively, estimated as of the dates of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used in the model to calculate the fair values of each option:

	For the 39 Weeks Ended,
	Aug. 28, 2004	Aug. 30, 2003

Expected volatility	150.5%	47.3%

Range of risk free interest rates	3.9%	2.4% - 3.0%

Expected option term (in years)	5	5

Dividend yield	none	none

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

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003
Net sales and other revenue:
Landscape nursery product sales	$5,077	$4,640	$24,624	$23,956
Real estate sales and rental revenue	6,004	2,812	11,817	8,460
	$11,081	$7,452	$36,441	$32,416
Operating (loss) profit:
Landscape nursery	$(1,514)	$(1,263)	$(1,488)	$(707)
Real estate	160	438	514	1,079
Industry segment totals	(1,354)	(825)	(974)	372
General corporate expense	(456)	(498)	(1,930)	(1,350)
Operating loss	(1,810)	(1,323)	(2,904)	(978)
Gain on sale of Centaur Communications, Ltd.	—	—	51,107	—
Foreign currency exchange gain	—	—	1,070	—
Interest expense, net of interest income, dividend income, and gains on short-term investments	(464)	(642)	(1,690)	(1,936)
(Loss) income before income taxes and equity investment	$(2,274)	$(1,965)	$47,583	$(2,914)

	Aug. 28, 2004	Nov. 29, 2003
Identifiable assets:
Landscape nursery	$51,080	$50,904
Real estate	71,132	71,124
Industry segment totals	122,212	122,028
General corporate	55,775	23,693
Total assets	$177,987	$145,721

See Note 4 for information on Griffin’s previously held equity investment in Centaur.

4.     Equity Investment

On March 10, 2004, Griffin completed the sale of its equity investment in Centaur Communications, Ltd. (“Centaur”) to a newly formed company, Centaur Holdings, PLC (“Centaur Holdings”).  At the time of the sale, Griffin held 5,428,194 B Ordinary shares of Centaur common stock, approximately 32% of Centaur’s outstanding common stock.  The sale agreement between Griffin, holders of A Ordinary shares of Centaur and the holder of C Ordinary shares of Centaur (collectively, the “Sellers”) and Centaur Holdings contains certain warranties.  Warranty claims by Centaur Holdings must first exceed £1 million in the aggregate (approximately $1.8 million based on the foreign currency exchange rate in effect at the time of the sale) before the Sellers are required to make any payments.  The warranty period expires on September 30, 2005, except for warranties related to income taxes and pension liabilities, which expire on September 30, 2010.   To date, there have not been any warranty claims made.  In conjunction with this transaction, Centaur Holdings completed an initial public offering of its common stock, and is currently trading on the Alternative Investment Market of the London Stock Exchange.

The consideration received by Griffin included cash proceeds of $68.9 million after transaction expenses of $1.5 million but before income tax payments.  In addition to the cash proceeds, Griffin received 6,477,150 shares of Centaur Holdings common stock (representing approximately 4.4% of its newly issued outstanding common stock), which was valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time.  Griffin was prohibited from selling its ownership in Centaur Holdings for six months from the date the transaction was completed.  That restriction has now lapsed.   In March 2004, a portion of the cash proceeds from the sale were used to repay all of the amount outstanding ($18.4 million) under Griffin’s Credit Agreement with Fleet National Bank.

Included in Griffin’s pretax income for the thirty-nine weeks ended August 28, 2004 is a gain on the sale of Centaur of $51.1 million and a foreign currency exchange gain of $1.1 million related to the sale (see Note 8).  In connection with the Centaur transaction, substantially all of the stock options of Centaur were exercised immediately prior to the closing of the transaction, which resulted in Griffin’s ownership being reduced from 35% to 32%.  The gain of approximately $2.3 million that resulted from the dilution of Griffin’s ownership is included in the gain on the sale of that investment.  Griffin’s remaining investment in Centaur Holdings is recorded based on the fair market value of that investment.  At the time of the sale, approximately $5.4 million was reported as other comprehensive income, reflecting the difference, net of tax, between the estimated fair market value of Griffin’s investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur that remained as a result of receiving Centaur Holdings common stock as part of the sale proceeds.  Griffin is accounting for its investment in Centaur Holdings as an available for sale security under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” whereby increases or decreases in the value of that investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, are included in other comprehensive income (loss).  From the date of the transaction through August 28, 2004, Griffin recorded an other comprehensive loss of $1.4 million reflecting the reduction, net of tax, of the fair market value of Centaur Holdings (see Note 8).

Prior to the sale, Griffin accounted for its investment in Centaur under the equity method of accounting for investments.  The unaudited summarized financial data of Centaur presented below were derived from consolidated financial information of Centaur for the 100 day period from December 1, 2003 through March 9, 2004 and the nine months ended August 31, 2003.  Griffin’s equity income (loss) for the 100 day period from December 1, 2003 through March 9, 2004 and the nine months ended August 30, 2003 included $101 and $276, respectively, in each period for amortization of publishing rights.  Griffin’s equity income (loss) from Centaur also reflects adjustments necessary to present Centaur’s results for the respective periods in accordance with generally accepted accounting principles in the United States of America.

	From December 1, 2003 through March 9, 2004	Nine Months Ended August 31, 2003
Net sales	$31,972	$70,916
Costs and expenses	29,753	69,379
Operating profit	2,219	1,537
Nonoperating expenses	(319)	(2,674)
Pretax income (loss)	1,900	(1,137)
Income tax provision (benefit)	670	(552)
Net income (loss)	$1,230	$(585)

As of Nov. 30, 2003
Current assets	$25,275
Intangible assets	9,732
Other noncurrent assets	10,975
Total assets	$45,982

Current liabilities	$30,047
Other noncurrent liabilities	2,581
Total liabilities	32,628
Stockholders’ equity	13,354
Total liabilities and stockholders’ equity	$45,982

5.     Long-Term Debt

Long-term debt includes:

	August 28, 2004	November 29, 2003
Nonrecourse mortgages:
8.54% due July 1, 2009	$7,861	$7,914
6.08% due January 1, 2013	9,477	9,610
6.30% due May 1, 2014	1,464	—
8.13% due April 1, 2016	5,896	6,019
7.0% due October 1, 2017	7,443	7,537
Total nonrecourse mortgages	32,141	31,080
Credit Agreement	—	10,725
Capital leases	381	360
Total	32,522	42,165
Less: current portion	(849)	(11,428)
Total long-term debt	$31,673	$30,737

As a result of the proceeds received from the sale of Centaur (see Note 4), Griffin repaid the entire amount then outstanding ($18.4 million) under its Credit Agreement (the “Credit Agreement”) with Fleet National Bank and subsequently terminated the Credit Agreement, which was scheduled to expire in February 2005.  Accordingly, unamortized debt issuance costs of approximately $0.3 million are included in general and administrative expense in the thirty-nine weeks ended August 28, 2004.  The Credit Agreement balance was included in the current portion of long-term debt at November 29, 2003.

On December 17, 2002 Griffin obtained a $9.75 million nonrecourse mortgage of two office buildings. Proceeds of the mortgage were used to finance Griffin’s acquisition, completed on December 6, 2002, of a 70% interest in those buildings. Griffin previously held the remaining 30% interest in those buildings.  The mortgage has a 6.08% rate and a term of ten years, with payments based on a twenty-five year amortization period.

On April 16, 2004, Griffin completed an Amendment to its mortgage (the “Mortgage Amendment”) on two industrial buildings in Windsor, Connecticut.  The Mortgage Amendment provided for an additional borrowing of $1.5 million for a term of ten years at an interest rate of 6.3%.  Proceeds from the additional borrowing under the Mortgage Amendment were used for capital improvements made for a major tenant in one of the buildings.  The capital improvements were related to a ten year lease extension by that tenant.

At August 28, 2004 and November 29, 2003, the fair values of Griffin’s mortgages were $33.3 million and $32.3 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral. Management believes that because of its variable interest rate, the amount included on Griffin’s balance sheet for the Credit Agreement at November 29, 2003 reflects its fair value.

6.     Stock Options

Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”) is summarized as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 29, 2003	659,542	$12.57
Issued	7,218	24.94
Exercised	(71,913)	12.01
Outstanding at August 28, 2004	594,847	$12.79

Number of option holders at August 28, 2004	27

Range of Exercise Prices	Outstanding at Aug. 28, 2004	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
Under $3.00	8,011	$1.88	0.6
$3.00–$11.00	98,172	7.53	1.5
Over $11.00	488,664	14.02	4.6
	594,847

At August 28, 2004, 521,407 options outstanding under the Griffin Stock Option Plan were exerciseable with a weighted average exercise price of $12.56 per share.

7.     Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003

Net (loss) income as reported for computation of basic per share results	$(1,221)	$(1,186)	$32,182	$(2,352)

Adjustment to net (loss) income for exercise of options of equity investee	—	(11)	(38)	—

Net (loss) income for computation of diluted per share results	$(1,221)	$(1,197)	$32,144	$(2,352)

Weighted average shares outstanding for computation of basic per share results	4,918,000	4,877,000	4,899,000	4,872,000

Incremental shares from assumed exercise of Griffin stock options	—	—	194,000	—

Weighted average shares outstanding for computation of diluted per share results	4,918,000	4,877,000	5,093,000	4,872,000

8.     Supplemental Financial Statement Information

Short-Term Investments

Griffin’s short-term investments are comprised of equity and debt securities, and are accounted for as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”   Accordingly, the securities are carried at their fair value based upon the quoted market prices of those investments at August 28, 2004, and net realized and unrealized gains and losses on these investments are included in pretax income (loss).  The composition of short-term investments at August 28, 2004 is as follows:

	Cost	Market Value
Certificates of Deposit	$10,266	$10,302
Commercial Paper	9,580	9,585
Money Market Preferred Stocks	7,170	7,176
Federal Agency Discount Notes	2,989	2,992
Total short-term investments	$30,005	$30,055

Income from short-term investments for the thirteen and thirty-nine weeks ended August 28, 2004 and August 30, 2003 consists of:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Interest and dividend income	$78	$6	$183	$23
Net realized gains on the sales of short-term investments	5	—	5	—
Net unrealized gains on short-term investments	50	—	50	—
	$133	$6	$238	$23

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the thirty-nine weeks ended August 28, 2004 and August 30, 2003 consist of the following:

	For the 39 Weeks Ended,
	Aug. 28, 2004	Aug. 30, 2003
Balance at beginning of period	$271	$(128)
Effect of foreign currency exchange rate changes related to equity investment in Centaur Communications, Ltd.	302	82
Transfer to pretax income as a result of the sale of Centaur Communications, Ltd.	(494)	—
Increase to record the investment in Centaur Holdings, PLC at fair market value, net of tax of $2,958	5,414	—
Reduction in fair market value of Centaur Holdings, PLC, net of tax benefit of $773	(1,436)	—
Balance at end of period	$4,057	$(46)

Foreign Currency Exchange Contract

In connection with the sale of Centaur (see Note 4), Griffin entered into a foreign currency exchange forward contract with Fleet National Bank on February 27, 2004.  The contract hedged the currency fluctuation of British Sterling between the time the agreement on the sale of Centaur was executed (February 27, 2004) and the date the transaction was closed (March 10, 2004).  Griffin’s obligation under the contract was fulfilled with the proceeds from the sale of Centaur.  As a result of the contract, the exchange rate of the proceeds was higher than the prevailing exchange rate at the time the transaction was completed.  Accordingly, in the thirty-nine weeks ended August 28, 2004, Griffin reported a foreign currency exchange gain of $1.1 million related to the sale of its investment in Centaur.

Supplemental Cash Flow Information

In the thirty-nine weeks ended August 28, 2004, Griffin made income tax payments of $14.1 million.  In the thirty-nine weeks ended August 30, 2003, Griffin received income tax refunds of $1.0 million.  In the thirty-nine weeks ended August 28, 2004 and August 30, 2003, Griffin made interest payments of $1.9 million and $2.0 million, respectively.

Inventories

Inventories consist of:

	Aug. 28, 2004	Nov. 29, 2003

Nursery stock	$29,073	$31,076
Materials and supplies	1,303	1,320
	$30,376	$32,396

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	Aug. 28, 2004	Nov. 29, 2003
Land and improvements	15 years	$4,846	$5,003
Buildings	10 to 40 years	3,033	3,028
Machinery and equipment	3 to 20 years	15,829	15,309
		23,708	23,340
Accumulated depreciation		(12,210)	(11,421)
		$11,498	$11,919

Griffin incurred capital lease obligations of $192 and $99, respectively, in the thirty-nine weeks ended August 28, 2004 and August 30, 2003.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		August 28, 2004
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,252	$4,101	$5,353
Land improvements	15 years	—	4,884	4,884
Buildings	40 years	—	61,091	61,091
Development costs		4,794	4,264	9,058
		6,046	74,340	80,386
Accumulated depreciation		—	(16,805)	(16,805)
		$6,046	$57,535	$63,581

		November 29, 2003
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,330	$4,101	$5,431
Land improvements	15 years	9	4,522	4,531
Buildings	40 years	—	57,481	57,481
Development costs		6,880	5,073	11,953
		8,219	71,177	79,396
Accumulated depreciation		—	(14,743)	(14,743)
		$8,219	$56,434	$64,653

Real Estate Joint Venture

On December 6, 2002, Griffin acquired the remaining 70% interest in a joint venture that owned two office buildings of approximately 80,000 square feet each in Griffin Center in Windsor, Connecticut.  Griffin previously held the remaining 30% interest in the joint venture.  Subsequent to the acquisition, Griffin’s investment in the joint venture was terminated.  The book value of Griffin’s investment in the joint venture was $3.1 million at the time of the acquisition and was reclassified, principally into real estate held for lease.  Griffin accounted for its acquisition of the remaining 70% interest in the real estate joint venture in accordance with SFAS No. 141 “Business Combinations”, which required the purchase price to be allocated to the assets acquired and liabilities assumed.  Accordingly, the purchase price was allocated to real estate held for lease, intangible assets related to the leases in place, lease commissions and tenant relationships based upon their fair values.  Approximately $1.0 million of the purchase price was allocated to intangible assets and is being amortized over periods ranging from five to fifteen years.  At August 28, 2004, intangible assets of $802, net of accumulated amortization, are included in other assets on Griffin’s balance sheet.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on the consolidated balance sheet. Because Griffin’s obligation for retiree medical benefits is fixed under the terms of Griffin’s postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. Griffin’s postretirement benefits are unfunded, with benefits to be paid from Griffin’s general assets.  Griffin’s contributions for the thirteen and thirty-nine weeks ended August 28, 2004 were $3 and $9 respectively, with an expected contribution of $14 for the full fiscal year.  The components of Griffin’s postretirement benefits expense are as follows:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003

Service cost	$5	$4	$15	$16
Interest	14	15	43	42
	$19	$19	$58	$58

9.               Commitments and Contingencies

As of August 28, 2004, Griffin had committed purchase obligations of $4.9 million, principally for construction of the shell of a new industrial building.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin’s consolidated financial position, results of operations or cash flows.

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

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and Griffin’s Connecticut and Massachusetts based real estate business (“Griffin Land”).  Through March 9, 2004, Griffin had an equity investment in Centaur Communications, Ltd. (“Centaur”), a privately held magazine publishing business based in the United Kingdom.  On March 10, 2004, Griffin completed the sale of its investment in Centaur (see Note 4 to Griffin’s consolidated financial statements included in Item 1 of this report).

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the year ended November 29, 2003 included in the Report on Form 10-K as filed with the Securities and Exchange Commission.  The preparation of Griffin’s financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported.  Actual results could differ from those estimates.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and thirty-nine weeks ended August 28, 2004 are consistent with those used by Griffin in preparation of its fiscal 2003 financial statements.

Summary

Results of Griffin’s operating businesses for the thirteen weeks ended August 28, 2004 (the “2004 third quarter”) were lower than the results for the thirteen weeks ended August 30, 2003 (the “2003 third quarter”).  The 2004 third quarter operating loss at Imperial was higher than the operating loss in the 2003 third quarter due to cost of goods sold being a higher percentage of net sales in the 2004 third quarter as compared to the 2003 third quarter and higher selling expenses.  The relatively higher cost of goods sold in the 2004 third quarter principally reflects a charge of $0.9 million for unsaleable inventories as compared to a charge of $0.3 million for unsaleable inventories in the 2003 third quarter.  Operating profit at Griffin Land was lower in the 2004 third quarter as compared to the 2003 third quarter due principally to a small loss on property sales in the current quarter and higher expenses.

Results of Griffin’s operating businesses for the thirty-nine weeks ended August 28, 2004 (the “2004 nine month period”) were lower than the results of Griffin’s operating businesses for the thirty-nine weeks ended August 30, 2003 (the “2003 nine month period”).  Lower operating results at Imperial were due principally to cost of goods sold being a higher percentage of net sales in the 2004 nine month period as compared to the 2003 nine month period, principally due to the higher charge for unsaleable inventories.  Operating profit at Griffin Land was lower in the 2004 nine month period, as compared to the 2003 nine month period, due to higher building operating expenses, higher general and administrative expenses and higher depreciation and amortization expense.  The 2004 nine month period includes a substantial gain on Griffin’s sale of its investment in Centaur and a related foreign currency exchange gain.

Results of Operations

Thirteen Weeks Ended August 28, 2004 Compared to the Thirteen Weeks Ended August 30, 2003

Net sales and other revenue increased from $7.5 million in the 2003 third quarter to $11.1 million in the 2004 third quarter.  The increase of $3.6 million reflects a $3.2 million increase at Griffin Land and a $0.4 million increase at Imperial.

Net sales and other revenue at Griffin Land increased from $2.8 million in the 2003 third quarter to $6.0 million in the 2004 third quarter.  The increase of $3.2 million reflects revenue from property sales of $3.1 million and an increase of $0.1 million in revenue from its leasing operations.  There were no property sales in the 2003 third quarter.  The property sales revenue was due principally to the completion of the sale of Griffin Land’s remaining development rights at its Walden Woods residential development in Windsor, Connecticut.  The increase in revenue from leasing operations principally reflects a net increase in space leased.  At August 28, 2004, Griffin Land owned 1,130,000 square feet of industrial, flex and office space, with 940,000 square feet (83%) leased.  At the end of the 2003 third quarter, Griffin Land had 1,013,000 square feet of industrial, flex and office space, with 858,000 square feet (85%) leased.  The increase in the square feet leased at August 28, 2004 as compared to August 30, 2003 reflects the effect of leases in a newly constructed building, partially offset by increased vacancies in some of Griffin Land’s other buildings.  The lower percentage of space leased at the end of the 2004 third quarter and the increase in total square feet available in Griffin Land’s portfolio versus the comparable time last year principally reflects the completion in the 2003 fourth quarter of the shell of a 117,000 square foot industrial building that was built on speculation, of which 54,000 square feet was leased and occupied as of August 28, 2004.  In addition to the 54,000 square feet leased in the new industrial building in the New England Tradeport, Griffin Land also leased 20,000 square feet in two of its industrial buildings in the New England Tradeport and 16,000 square feet in the shell of a 50,000 square foot office building in Griffin Center in Windsor, Connecticut that was built on speculation at the end of fiscal 2002.  In addition to the new leases for industrial space, there has been a significant increase in market activity this year, particularly by users of industrial and warehouse space, as evidenced by the recent increase in requests for proposals from Griffin Land by prospective users for that type of space.

Net sales and other revenue at Imperial increased from $4.6 million in the 2003 third quarter to $5.1 million in the 2004 third quarter.  Unit sales volume in the 2004 third quarter was 13% lower than the 2003 third quarter.  The effect of the lower unit volume in the 2004 third quarter was more than offset by selling, on average, larger sized units in the 2004 third quarter as compared to the 2003 third quarter and improved pricing in the current quarter as compared to the 2003 third quarter.

Griffin incurred a consolidated operating loss of $1.8 million in the 2004 third quarter as compared to a $1.3 million consolidated operating loss in the 2003 third quarter.  The higher operating loss principally reflects an increase of $0.2 million in the operating loss at Imperial and a decrease of $0.2 million in operating profit at Griffin Land.

Operating profit at Griffin Land decreased from $0.4 million in the 2003 third quarter to $0.2 million in the 2004 third quarter, reflecting the following:

	2004 Third Qtr.	2003 Third Qtr.
	(amounts in millions)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense	$1.7	$1.7
Loss from land sales	(0.1)	—
General and administrative expenses	(0.6)	(0.5)
Profit before depreciation and amortization expense	1.0	1.2
Depreciation and amortization expense	(0.8)	(0.8)
Operating profit	$0.2	$0.4

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense was essentially unchanged, as an increase in leasing revenue was offset by higher building operating expenses.  Results from land sales reflect a loss of $0.2 million from the sale of the development rights of Walden Woods partially offset by a gain of $0.1 million on a small sale of residential land.  The loss on the sale of the development rights of Walden Woods reflected the buildup of costs in this residential project over its many years, the costs of obtaining approvals from the town’s land use commissions and transaction expenses.

The operating loss at Imperial increased from $1.3 million in the 2003 third quarter to $1.5 million in the 2004 third quarter, as follows:

	2004 Third Qtr.	2003 Third Qtr.
	(amounts in millions)
Net sales and other revenue	$5.1	$4.6
Cost of goods sold	5.3	4.8
Gross loss	(0.2)	(0.2)
Selling, general and administrative expenses	(1.3)	(1.1)
Operating loss	$(1.5)	$(1.3)

The $0.2 million increase in Imperial’s operating loss was due principally to a charge of $0.9 million for unsaleable inventories included in the 2004 cost of goods sold and an increase of $0.2 million in selling, general and administrative expenses.  Cost of goods sold in the 2003 third quarter included a $0.3 million charge for unsaleable inventories.  The higher charge for unsaleable inventories in the 2004 third quarter was due to disease and other horticultural issues caused by excessive third quarter rainfall at Imperial’s northern Florida operation and insufficient sell through on certain inventories, particularly at Imperial’s Connecticut operation, which then became unsaleable.  Excluding the inventory charges, Imperial’s gross margin on sales increased from 0.5% in the 2003 third quarter to 13.5% in the 2004 third quarter.  The improved margin on sales, excluding the inventory charges, principally reflects improved selling prices in the 2004 third quarter.

Imperial’s selling, general and administrative expenses increased by $0.2 million in the 2004 third quarter as compared to the 2003 third quarter.  The increase in selling, general and administrative expenses principally reflects higher bad debt expense as a result of the recent bankruptcy filing by one of Imperial’s larger customers, Frank’s Nursery & Crafts, Inc., and higher compensation expense for salespersons.  The higher compensation expense for salespersons reflects an increased headcount of salespersons in the current year and higher sales to customer segments that generate higher commissions earned.  As a percentage of net sales, selling, general and administrative expenses increased from 22.4% in the 2003 third quarter to 26.2% in the 2004 third quarter.

Griffin’s general corporate expense was $0.5 million in the 2003 and 2004 third quarters.

Griffin’s consolidated interest expense was $0.6 million in both the 2003 and 2004 third quarters.  The relatively unchanged interest expense reflects lower interest payments in the current quarter, offset by the effect of a portion of 2003 third quarter interest being capitalized as compared to no capitalized interest in the 2004 third quarter.  The decrease in interest payments reflects the lower amount of borrowings outstanding in the 2004 third quarter as compared to the 2003 third quarter.  Griffin’s average outstanding debt in the 2004 third quarter was $32.6 million as compared to average outstanding debt of $41.3 million in the 2003 third quarter.  The lower outstanding debt reflects the paydown in the 2004 second quarter of the entire amount outstanding under Griffin’s Credit Agreement with Fleet National Bank from a portion of the proceeds from the sale of Centaur.

Griffin reported interest income, dividend income and gains on short-term investments of $0.1 million in the 2004 third quarter, reflecting earnings on investment of the remaining proceeds from the sale of Centaur.

Griffin’s effective income tax benefit rate was 46.3% in the 2004 third quarter as compared to 35.7% in the 2003 third quarter.  The increase in the income tax benefit rate principally reflects the release, in the 2004 third quarter, of an income tax liability of $0.2 million upon completion of tax examinations of prior years.

There was no equity income in the 2004 third quarter as a result of the sale of Centaur earlier in the year.  Griffin had $0.1 million of equity income from Centaur in the 2003 third quarter.

Thirty-Nine Weeks Ended August 28, 2004 Compared to the Thirty-Nine Weeks Ended August 30, 2003

Net sales and other revenue increased from $32.4 million in the 2003 nine month period to $36.4 million in the 2004 nine month period, reflecting increases of $3.3 million at Griffin Land and $0.7 million at Imperial.

Net sales and other revenue at Griffin Land increased from $8.5 million in the 2003 nine month period to $11.8 million in the 2004 nine month period.  The increase of $3.3 million reflects property sales revenue of $3.3 million in the 2004 nine month period as compared to no property sales revenue in the 2003 nine month period.  Revenue from leasing operations was $8.5 million in both the 2003 and 2004 nine month periods, as increased rental revenue from new leases was offset by the effect of vacancies, principally in flex space, in the current year.

Net sales and other revenue at Imperial increased from $23.9 million in the 2003 nine month period to $24.6 million in the 2004 nine month period.  Unit sales volume in the 2004 nine month period decreased 3% as compared to the 2003 nine month period.  The effect of the lower unit volume in the 2004 nine month period was more than offset by selling, on average, larger sized units in the 2004 nine month period and higher sales to the garden center customers segment, which generally have higher per unit selling prices.

Griffin incurred a consolidated operating loss of $2.9 million in the 2004 nine month period as compared to a consolidated operating loss of $1.0 million in the 2003 nine month period.  The lower operating results reflect decreases of $0.8 million and $0.6 million in the operating results at Imperial and Griffin Land, respectively, and an increase of $0.5 million in general corporate expense.

Operating profit at Griffin Land decreased from $1.1 million in the 2003 nine month period to $0.5 million in the 2004 nine month period, reflecting the following:

	2004 Nine Months	2003 Nine Months
	(amounts in millions)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense	$4.8	$5.0
Loss on land sales	(0.1)	—
General and administrative expenses	(1.8)	(1.7)
Profit before depreciation and amortization expense	2.9	3.3
Depreciation and amortization expense	(2.4)	(2.2)
Operating profit	$0.5	$1.1

The decrease of $0.2 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense was due to higher building operating expenses, reflecting higher utility expenses, real estate taxes and repair and maintenance expenses, partially offset by lower snow removal costs.  A portion of the increased operating expenses were not subject to reimbursement by tenants.  Results from property sales reflect a profit of $0.3 million from sales of undeveloped residential land, offset by a loss of $0.2 million on the sale of the remaining development rights at Griffin Land’s residential development, Walden Woods, in Windsor, Connecticut, and the writeoff of $0.2 million of costs on two potential land sale transactions that did not take place.  The increase of $0.1 million in general and administrative expenses reflects higher salary and benefit expenses.  The increase of $0.2 million in depreciation and amortization expense principally reflects depreciation on the new 117,000 square foot industrial building completed at the end of fiscal 2003.

Imperial’s operating loss increased from $0.7 million in the 2003 nine month period to $1.5 million in the 2004 nine month period, as follows:

	2004 Nine Months	2003 Nine Months
	(amounts in millions)

Net sales and other revenue	$24.6	$23.9
Cost of goods sold	22.3	21.0
Gross profit	2.3	2.9
Selling, general and administrative expenses	(3.8)	(3.6)
Operating loss	$(1.5)	$(0.7)

The $0.8 million increase in the operating loss was due principally to the charge of $0.9 million for unsaleable inventory in the 2004 nine month period as compared to the charge for unsaleable inventory of $0.3 million in the 2003 nine month period and higher selling, general and administrative expenses in the current year.  Excluding the additional charge for unsaleable inventories in both periods, Imperial’s gross margin on sales decreased from 13.0% in the 2003 nine month period to 12.9% in the 2004 nine month period.  The slightly lower margins principally reflect higher inventory costs and higher returns and allowances, which more than offset the effect of higher pricing.

Imperial’s selling, general and administrative expenses increased by $0.2 million in the 2004 nine month period as compared to the 2003 nine month period.  As a percentage of net sales, selling, general and administrative expenses increased from 14.9% in the 2003 nine month period to 15.4% in the 2004 nine month period.  Decreases of $0.1 million in general and administrative expenses and $0.1 million in marketing expenses in the 2004 nine month period were offset by an increase of $0.4 million in selling expenses.  The lower marketing expenses principally reflect the inclusion in the 2003 nine month period of expenses related to the introduction of plants to be sold under the new “Novalis” trade name.  The lower general and administrative expenses in the 2004 nine month period as compared to the 2003 nine month period reflects lower donation and contribution expenses.  The increase in selling expenses in the 2004 nine month period as compared to the 2003 nine month period principally reflects higher compensation expense of salespersons and higher bad debt expense.  The higher salesperson compensation expense reflects an increased headcount of salespersons in the 2004 nine month period as compared to the 2003 nine month period and increased commissions due to the improved pricing and higher sales to customer segments that generate higher sales commissions.  The higher bad debt expense was related to the recent bankruptcy filing by Frank’s Nursery & Crafts, Inc., one of Imperial’s larger customers.

Griffin’s general corporate expense increased from $1.4 million in the 2003 nine month period to $1.9 million in the 2004 nine month period.  The increase principally reflects the expenses of $0.3 million for the write off of unamortized debt issuance costs related to the Credit Agreement, which was terminated by Griffin in May 2004, and the write off of $0.1 million of costs associated with a proposed financing that did not take place.

In the 2004 nine month period Griffin completed the sale of its investment in Centaur to Centaur Holdings, PLC (“Centaur Holdings”), a newly formed company.  Griffin received cash proceeds of $68.9 million after transaction expenses of $1.5 million but before income tax payments.  In addition to the cash proceeds, Griffin received 6,477,150 shares of common stock of Centaur Holdings, which was valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time.  Griffin was prohibited from selling its Centaur Holdings common stock for six months from the transaction date.  That restriction has now lapsed.  Griffin recorded a pretax gain of $51.1 million on the sale and a foreign currency exchange gain of $1.1 million related to the sale.  In connection with the Centaur transaction, substantially all of the stock options of Centaur were exercised immediately prior to the closing of the Centaur transaction, which resulted in Griffin’s ownership being reduced from 35% to 32%.  The gain of approximately $2.3 million that resulted from the dilution of Griffin’s ownership is included in the gain on the sale of that investment.  In addition, Griffin recorded other comprehensive income of $4.0 million in the 2004 nine month period, reflecting the difference, net of tax, between the value of Griffin’s investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur that remained as a result of receiving the Centaur Holdings common stock as a part of the sale proceeds, adjusted to reflect market pricing of Centaur Holdings as of the balance sheet date.

Griffin’s consolidated interest expense decreased from $2.0 million in the 2003 nine month period to $1.9 million in the 2004 nine month period.  Higher interest expense in the 2004 first quarter as compared to the 2003 first quarter was offset by the lower interest expense in the 2004 second and third quarters as a result of the paydown of the entire amount outstanding under the Credit Agreement with a portion of the proceeds from the sale of Centaur.  Griffin’s average outstanding debt in the 2004 nine month period was $37.6 million as compared to $39.1 million in the 2003 nine month period.

Griffin had $0.2 million of interest income, dividend income and gains on short-term investments in the 2004 nine month period from the investment of the remaining proceeds from the sale of Centaur, after repaying the Credit Agreement debt and making estimated income tax payments.

Griffin’s effective income tax rate was 33.1% for the 2004 nine month period, as compared to an effective income tax benefit rate of 35.8% for the 2003 nine month period.  The 2004 nine month period effective tax rate reflects a 35% rate for federal income taxes adjusted for state income taxes and certain tax credits related to foreign income taxes paid by Centaur.  In addition, the 2004 nine month period includes the release of an income tax liability of $0.2 million upon completion of tax examinations of prior years.  The effective tax rate for the 2003 nine month period reflects a 34% rate for federal income taxes adjusted for state income taxes.

Griffin’s 2004 nine month period included equity income of $0.3 million through the date of Griffin’s sale of its investment in Centaur, as compared to an equity loss of $0.5 million in the 2003 nine month period.  The 2003 nine month period included a charge, of which Griffin’s allocable share was $0.5 million, to accrue future costs (less expected sublease income) for an operating lease of office space that was no longer used by Centaur.

Liquidity and Capital Resources

Cash used in operating activities increased from $0.1 million in the 2003 nine month period to $46.4 million in the 2004 nine month period.  The $46.3 million increase in cash used in operating activities principally reflects the investment of $30.0 million of the proceeds from Centaur in short-term investments and Griffin’s estimated quarterly income tax payments of $14.1 million related to the gain on the sale of Centaur.

Cash provided by investing activities was $68.1 million in the 2004 nine month period as compared to cash used in investing activities of $12.8 million in the 2003 nine month period.  The cash provided by investing activities in the 2004 nine month period reflects the proceeds of $68.9 million from the sale of Centaur and a related foreign currency exchange contract, and property sale proceeds of $3.0 million, principally from the Walden Woods sale.  The net cash used in investing activities in the 2003 nine month period reflects $7.7 million used for the acquisition of a 70% interest in a real estate joint venture that owned two office buildings of approximately 80,000 square feet each located in Griffin Center in Windsor, Connecticut.  Griffin had previously held the remaining 30% interest.  Additions to real estate in 2004 principally reflect tenant improvements, completed in the second quarter, on space in which Griffin Land recently entered into a ten year lease extension with a major tenant.  The new lease rates consider these expenditures, including an interest factor, to provide Griffin Land an appropriate return over the lease term on its investment of these initial costs.

Additions to property and equipment, principally for Imperial, decreased from $0.6 million in the 2003 nine month period to $0.5 million in the 2004 nine month period.  The additions in the 2003 nine month period were generally for the completion of the expansion of Imperial’s northern Florida growing operation that had been ongoing over the prior four years.  Additions to property and equipment in the 2004 nine month period were to construct facilities needed for a portion of the product to be sold under the new “Novalis” trade name, to increase shipping capacity to meet its needs during its peak spring demand period and for general improvements.

Net cash used in financing activities was $9.1 million in the 2004 nine month period as compared to net cash of $12.9 million provided by financing activities in the 2003 nine month period.  The net cash used in financing activities in the 2004 nine month period reflects the paydown of all of the outstanding amounts under the Credit Agreement using a portion of the proceeds from the sale of Centaur.  The 2004 nine month period also includes $1.5 million of proceeds of an additional mortgage on two industrial buildings.  The proceeds were used to finance tenant improvements related to a ten year lease extension by a major tenant in one of those buildings.  The net cash generated from financing activities in the 2003 nine month period includes the proceeds from a $9.75 million nonrecourse mortgage placed on the two office buildings of the joint venture acquired in December 2002 and borrowings under the Credit Agreement to finance Griffin’s operations.

In the balance of fiscal 2004, Griffin plans to continue to invest in its real estate business.  Additional amounts will be required to complete the remainder of the interiors of the shells of an office building and an industrial building that were built on speculation.  Currently, each building is partially leased.  The buildout of the unleased parts of these buildings will be started when leases are obtained.  Griffin Land will also continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.  In the 2004 third quarter, Griffin Land started construction, on speculation, of the shell of a new approximately 138,000 square foot industrial building in the New England Tradeport.  Construction of additional industrial buildings may be started if the current strong expressions of interest by prospective users of Griffin Land’s industrial buildings result in new leases for industrial space.  Management intends to continue to build industrial space on speculation to ensure that space is available for new leases.  Also in the 2004 third quarter, Griffin Land received approval for its proposed residential development, Stratton Farms, in Suffield, Connecticut.  An owner of certain land adjacent to Stratton Farms has filed an appeal of the approvals issued by the town’s land use commissions.  The start of infrastructure work on this project is expected to begin in the 2004 fourth quarter.  Revenue from land sales in Stratton Farms is not expected until 2005.

Griffin Land has entered into agreements to sell undeveloped residential land for $1.0 million and to sell commercial land for $0.8 million.  The completion of these transactions is contingent on the buyers obtaining approvals from the towns’ land use commissions.  Neither of these transactions are expected to be completed this year.  Griffin Land intends to proceed with residential development plans on other of its lands that are also appropriate for that use.

Griffin’s payments (including principal and interest) under contractual obligations as of August 28, 2004 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$50.3	$3.0	$6.1	$13.3	$27.9
Capital Lease Obligations	0.4	0.2	0.2	—	—
Operating Lease Obligations	0.7	0.2	0.3	0.2	—
Purchase Obligations	4.9	4.9	—	—	—
Other (1)	1.2	—	—	—	1.2
	$57.5	$8.3	$6.6	$13.5	$29.1

(1)          Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As a result of the Centaur transaction, Griffin repaid the entire amount outstanding under its Credit Agreement, terminated the Credit Agreement and currently has cash of $12.6 million and short-term investments of $30.1 million.  Management believes that the significant amount of cash on hand and short-term investments will be sufficient to finance the working capital requirements of Griffin’s businesses and fund continued investment in Griffin’s real estate assets for the foreseeable future.  Griffin Land may also continue to seek nonrecourse mortgage placements on selected properties.  Griffin expects to use the balance of the proceeds from the Centaur sale for additional real estate investment; however, there are no specific real estate investments planned at this time.  Such investment may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the improved return on assets of Imperial’s operations, successful completion of negotiations for leasing currently vacant space, construction of additional facilities in the real estate business and approval of currently proposed residential subdivisions.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to repay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  Griffin had no variable rate debt outstanding at August 28, 2004.  An increase in interest rates of 1% would have increased Griffin’s interest expense by approximately $38,000 in the thirty-nine weeks ended August 28, 2004.

Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents and short-term investments.  These investments generally consist of investments with maturities principally less than three months that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

Griffin does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that Griffin will not use them as a means to manage interest rate risk in the future.

In connection with the sale of its investment in Centaur, Griffin entered into a foreign currency exchange forward contract with Fleet National Bank to hedge Griffin’s exposure to the short-term fluctuation in the foreign currency exchange rate between the time the definitive agreement on the sale of Centaur was completed and the closing of the transaction and receipt of the sale proceeds.  Griffin fulfilled its obligation under the contract with the proceeds from the sale of Centaur.

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

PART II                                                   OTHER INFORMATION

ITEM 1.                                                     Legal Proceedings

As a result of the denials in 2000 by the land use commissions of the town of Simsbury, Connecticut, of Griffin Land’s proposed residential development called Meadowood, Griffin Land brought several separate but related suits appealing those decisions.  In May 2004, the Connecticut Supreme Court reversed a lower court denial of Griffin Land’s wetlands permit application and sent the case back to the lower court for further proceedings to determine whether a permit must be issued.  On September 7, 2004, the Supreme Court of the State of Connecticut issued decisions on the appeals by the town of Simsbury of lower court decisions issued in previous years.  This lower court decision had reversed the denials for land use permits issued by Simsbury’s Planning and Zoning Commissions at the conclusion of public hearings on the Meadowood application.  The state Supreme Court upheld the lower court’s ruling, rezoning the property to the use proposed by Griffin Land, but invalidated the proposed site plan until approval of the sewer usage has been finalized.  This decision requires Griffin Land to obtain the necessary approvals from the town’s Water Pollution Control Authority before resubmitting an application to the town’s Planning and Zoning Commissions.

ITEMS 2 - 3.                              Not Applicable

ITEM 4.                                                     Submission of Matters to a Vote of Security Holders

(a)          Annual Meeting of Stockholders:  June 24, 2004

(b)         The following were elected as Directors at the Annual Meeting

(c)(i)	1)	Mr. Winston J. Churchill, Jr. was elected a Director for 2004 with 4,714,410 votes in favor, 6,104 withheld, and 182,548 not voting.

	2)	Mr. Edgar M. Cullman was elected a Director for 2004 with 4,714,277 votes in favor, 6,237 withheld, and 182,548 not voting.

	3)	Mr. Frederick M. Danziger was elected a Director for 2004 with 4,714,277 votes in favor, 6,237 withheld, and 182,548 not voting.

	4)	Mr. John L. Ernst was elected a Director for 2004 with 4,541,253 votes in favor, 179,261 withheld, and 182,548 not voting.

	5)	Mr. Thomas C. Israel was elected a Director for 2004 with 4,714,386 votes in favor, 6,128 withheld, and 182,548 not voting.

	6)	Mr. Alan Plotkin was elected a Director for 2004 with 4,704,410 votes in favor, 16,104 withheld and 182,548 not voting.

	7)	Mr. David F. Stein was elected a Director for 2004 with 4,541,386 votes in favor, 179,128 withheld, and 182,548 not voting.

(ii)	The authorization of the selection of PricewaterhouseCoopers LLP as independent accountants for 2004 was approved with 4,710,397 votes in favor, 4,500 opposed, and 188,165 not voting.

ITEM 5.                                                     Not Applicable

ITEM 6.                                                     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

	(1)	Griffin filed a Form 8-K dated June 24, 2004 to report the comments made by Frederick M. Danziger, Griffin’s President and Chief Executive Officer, at Griffin’s 2004 Annual Meeting of Stockholders.

	(2)	Griffin filed a Form 8-K dated July 12, 2004 to announce its 2004 second quarter results of operations.

	(3)	Griffin filed a Form 8-K dated July 21, 2004 to announce the completion of the sale of its remaining development rights in Walden Woods, Griffin’s residential development in Windsor, Connecticut.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Griffin Land & Nurseries, Inc.

/s/ FREDERICK M. DANZIGER
DATE: October 11, 2004	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
DATE: October 11, 2004	Anthony J. Galici
Vice President, Chief Financial Officer
and Secretary