Form 10-K
period 2004-11-27
GRIFFIN LAND & NURSERIES INC
filed 2005-02-25
CIK 1037390

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 27, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐    No ☒

        The aggregate market value of the Common Stock held by non-affiliates of the registrant, was approximately $62,500,000 based on the closing sales price on the Nasdaq National Market on May 28, 2004, the last business day of the registrant's most recently completed second quarter. Shares of Common Stock held by each executive officer, director, and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 1, 2005, 4,962,272 shares of common stock were outstanding.

PART I

ITEM 1. BUSINESS

        Griffin Land & Nurseries, Inc. ("Griffin") and its subsidiaries comprise principally a real estate and a landscape nursery business. Griffin is engaged in two lines of business: (1) the real estate business comprised of (a) the ownership, construction, leasing and management of commercial and industrial properties and (b) the development of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts and (2) the landscape nursery products business comprised of the growing of containerized landscape nursery products for sale principally to retail garden center operators, landscape nursery mass merchandisers and wholesale sales and service centers, whose main customers are landscape contractors.

        Griffin also owns an approximately 4% interest in Centaur Holdings, plc ("Centaur Holdings"), a publicly held magazine and information services publisher based in the United Kingdom. Griffin received the stock in Centaur Holdings as part of the consideration from the sale, completed March 10, 2004, of its equity investment in Centaur Communications, Ltd. ("Centaur"). Griffin also holds an approximately 14% interest in the equity of Shemin Acquisition Corp. ("Acquisition"), a private company that is the parent company of Shemin Nurseries, Inc. ("Shemin"). This investment was acquired as part of the sale, in 2001, of a portion of the landscape nursery business which operated wholesale sales and service centers (the "SSCs"). Griffin has an approximately 3% equity interest in Linguaphone Group Ltd. ("Linguaphone"), a private company based in the United Kingdom which designs and distributes language teaching materials.

Real Estate Business

        Griffin's real estate division, Griffin Land, is directly engaged in the real estate development business on parts of its land in Connecticut. Griffin Land develops portions of its properties for industrial, commercial and residential use and may also endeavor to sell some of its non-core land holdings either before or after obtaining development approvals. Griffin Land may seek to acquire and develop properties not presently owned and may seek to acquire existing buildings. The headquarters for this operation is in Bloomfield, Connecticut.

        Several years ago, the real estate market in the Hartford area, particularly that in the northwest quadrant where the majority of Griffin Land's acreage is located, was depressed by a number of factors, including the decline of employment in manufacturing and financial services. More recently, there has been some recovery in this market, particularly in the industrial market. The office market, which had been particularly weak, has been effectively flat over the last few years. In 2002, an increase in the amount of industrial space leased by Griffin Land was partially offset by a reduction in the net amount of office and flex space leased. In 2003, Griffin Land succeeded in extending leases of 189,426 square feet (principally industrial), leased 31,287 square feet of previously vacant industrial space and leased 21,800 square feet of industrial space that was vacated by an early lease termination. During 2004, Griffin Land leased 78,055 square feet of additional space (net of vacated space) and leases aggregating 77,988 square feet were extended. There can be no assurance as to the direction of the real estate market in this region in the near future; however, in the fall of 2004 and continuing since that time, there have been a substantial number of requests for proposals for space in both industrial and office buildings. Griffin Land has recently entered into a new lease for approximately 40,000 square feet of industrial space in a building currently under construction for delivery in mid 2005. Griffin Land's development of its land is affected by land planning issues, particularly in the town of Simsbury, Connecticut. Subdivision and other development issues may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth.

  Commercial and Industrial Developments

  New England Tradeport

        A significant amount of Griffin Land's current commercial and industrial development effort is focused on a 600 acre tract owned by Griffin Land near Bradley International Airport and Interstate 91 known as the New England Tradeport, located in Windsor and East Granby, Connecticut. To date, approximately 512,000 square feet of warehouse and light manufacturing space has been completed by Griffin Land, of which approximately 85% is currently leased, and a bottling and distribution plant was built in the early 1990s by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin Land. Griffin Land is currently constructing the shell of a new approximately 137,000 square foot warehouse (the "new shell") which is expected to be available in the spring of 2005. As of November 27, 2004, $21.1 million was invested (net book value) in buildings located in the New England Tradeport, including the new shell, and $2.8 million was invested (net book value) in the undeveloped land there. All of Griffin Land's existing buildings at New England Tradeport, other than the building completed near the end of fiscal 2003 and the new shell under construction, are mortgaged for an aggregate of approximately $16.7 million. Griffin Land expects to seek nonrecourse mortgage financing for its unmortgaged New England Tradeport buildings during 2005.

        In 2004, Griffin Land extended leases in the New England Tradeport covering 52,243 square feet representing all of the square footage that was scheduled to terminate in 2004. In 2004, Griffin Land also completed leases for 78,630 square feet of previously vacant space. In addition, a lease for approximately 40,000 square feet of the new shell under construction was recently signed with tenant occupancy expected in mid 2005. Also, Griffin Land was recently notified by a tenant in one of its older industrial buildings that the tenant intends to exercise its right to terminate early its lease for approximately 15,000 square feet. In addition to the balance of the new shell, the only other vacant spaces in the New England Tradeport are a total of 16,500 square feet in one of Griffin Land's older industrial buildings (not including the expected early termination) and approximately 63,000 square feet in the building completed near the end of fiscal 2003. Leases scheduled to terminate over the next three years are as follows:

	2005	2006	2007
Square feet of expiring leases	19,880	104,585	132,792
Percentage of currently leased space	5%	24%	31%

        Griffin Land has a state traffic control certificate which requires annual renewal for the development of an aggregate of 1.3 million square feet in the portion of New England Tradeport located in Windsor, Connecticut (approximately 586 acres). The certificate may require the funding of some infrastructure improvements on town or state roads in connection with development of more space than is currently built. Griffin Land intends to continue to direct its primary efforts in the industrial properties portion of its real estate business with construction and leasing of light industrial and warehouse facilities at the New England Tradeport. Griffin Land expects to commence construction of another approximately 137,000 square foot industrial building in the spring of 2005.

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

        Griffin Center currently includes ten corporate office buildings, a light manufacturing building and a small restaurant building built by Griffin Land. Griffin Land currently owns two multi-story office buildings which have an aggregate of 161,000 square feet, a single story 50,000 square foot office building, whose shell was completed in 2002 and is currently 32% leased, the light manufacturing building and the small restaurant building. Through fiscal 2002, the two multi-story office buildings were owned by a joint venture in which Griffin Land held a 30% interest. Griffin Land purchased the remaining 70% interest in December 2002 for approximately $8.7 million. As of November 27, 2004, $21.7 million was invested (net book value) in Griffin Land's buildings in Griffin Center and $1.5 million was invested in the undeveloped land there. Three of Griffin Land's existing buildings are mortgaged for an aggregate of approximately $15.3 million.

        Currently, 332,152 square feet in Griffin Center is leased, comprising approximately 87% of Griffin Land's total space in Griffin Center. In 2005, a tenant who currently occupies 43,988 square feet in one of the multi-story office buildings may terminate its lease one year early and relocate to the single story 50,000 square foot office building, which will result in the single story office building being fully leased. Leases in Griffin Center scheduled to terminate over the next three years are as follows:

	2005	2006	2007
Square feet of expiring leases	8,647	55,679(a)	81,424
Percentage of currently leased space	3%	17%	25%

  (a)
  Includes 43,988 square feet that may terminate in 2005, one year early, in connection with the tenant moving to Griffin Land's single story office building.

        During 2001, Griffin Land completed a light manufacturing building of 165,000 square feet in Griffin Center for JDS Uniphase Corporation ("JDS") which was leased to JDS under a fifteen-year lease. Effective in early fiscal 2005, a new tenant replaced JDS on the lease, which was amended to extend its term, terminate certain options and provide the new tenant an option to purchase the building at the higher of $11.5 million or fair market value in 2021. Lease rates under the amended lease are unchanged from the lease with JDS for the term of the original lease with JDS. This transaction will result in a charge of approximately $0.1 million for the write-off of certain capitalized costs related to the original lease with JDS in the 2005 first quarter.

        Griffin Center South is a 130-acre tract with sixteen buildings of single story office, flex and storage space. Griffin Land currently owns nine buildings with an aggregate of 235,000 square feet, which contain approximately 217,000 square feet of single story office and flex space and 18,000 square feet of storage space. At November 27, 2004, the aggregate investment (net book value) in Griffin Center South was $10.6 million. None of Griffin Land's properties in Griffin Center South are mortgaged. Undeveloped land remaining in Griffin Center South is sufficient to build at least one additional building of approximately 55,000 square feet.

        Currently, 168,221 square feet of space in the Griffin Center South buildings owned by Griffin Land is leased, comprising 72% of Griffin Land's total space in Griffin Center South. Leases in Griffin Center South scheduled to terminate over the next three years are as follows:

	2005	2006	2007
Square feet of expiring leases	11,474	2,368	64,358
Percentage of currently leased space	7%	1%	38%

  Other Office and Industrial Subdivisions

        Three additional Griffin Land parcels appropriate for office or industrial uses are currently marketed for development, including 103 acres in the South Windsor Technology Center, 28 acres in the Day Hill Technology Center in Windsor and a 16 acre parcel in Windsor originally expected to be developed with smaller build-to-suit industrial buildings. Griffin Land has entered into an agreement for the sale of the 16 acre parcel in Windsor. The sale is subject to certain conditions but is expected to be completed in the first half of 2005.

  Residential Developments

  Simsbury

        In November 1999, Griffin Land filed plans for the creation of a residential community of 640 homes, called Meadowood, on a 363 acre site in Simsbury, Connecticut. After the conclusion of the original public hearings before the town's land use commissions, Griffin Land amended its plan and reduced the number of proposed homes to 371. One quarter of these homes are to be deed restricted affordable housing under Connecticut statutes. The public hearings focused on the density of the proposed development, as well as sewer, wetlands and soil contamination issues arising from prior use of the land for farming, as a result of which certain pesticides remain in the upper portion of the soil. The local commissions rejected the plan which is now before the Connecticut courts in a number of separate but related actions. See "Regulation: Environmental Matters". Griffin Land believes that its development plan for this site includes an appropriate method (which has received support from the Connecticut Department of Environmental Protection) of remediating the soils. The outcome of the pending litigation cannot be predicted. In December 2002, the trial court for two cases related to this development ruled in favor of Griffin Land. Simsbury appealed those decisions, one of which was affirmed and the other relating to planning was reversed in part, due to the failure to have obtained a sewer connection approval for Meadowood, which has now been obtained. Those decisions could require compliance with other court decisions on wetlands conservation and placement of septic systems within the sewer district which could affect the proposed development. In a separate but related case, the Connecticut Supreme Court found that the proposed soil remediation had not been shown to result in a health hazard. Griffin Land appealed an adverse decision on wetlands to the Connecticut Supreme Court, which reversed the decision and remanded the case to the trial level court for further consideration. On November 12, 2003, Griffin Land filed a second amendment to its plans which reduced the density to 298 homes and eliminated most activities in the wetlands and wetland upland areas. The Conservation Commission which has jurisdiction of wetland issues denied that application. That denial has been appealed. The first amended plan, however, remains to be decided by the trial level court of Connecticut. That court declined to direct new hearings by the Conservation Commission. The current book value of the land, including design and development costs to date, for this proposed development is $4.0 million. Management believes that development costs for Meadowood that have been expended to date will be recovered.

        Griffin Land owns approximately another 500 acres in Simsbury, portions of which are zoned residential and other portions of which are zoned industrial. Not all of such land is developable. The industrial land is probably more suited to commercial use. Griffin Land may seek to develop or sell such lands if approvals can be obtained.

  Windsor

        In 1988, a subsidiary of Griffin Land began infrastructure work at Walden Woods, a 153 acre site in Windsor, Connecticut, which was originally planned to contain approximately 435 residential units. In 2004, Griffin Land completed the sale of the balance of the development rights, and recorded a loss of approximately $0.2 million on this transaction. Griffin Land retained one residential lot in Walden Woods, which was sold in early 2005.

  Suffield

        In 2003, Griffin Land received approval for the subdivision of 97 acres of contiguous land in Suffield, Connecticut, into a development of 50 homes called Stratton Farms. However, a suit was brought by an adjoining landowner challenging the approval, and Griffin Land was subsequently informed that the required notices posted by the town were not in accordance with applicable requirements. The subdivision plans were resubmitted to the town's land use commissions in January 2004, were reapproved and are currently being contested by the adjoining landowner.

  Other

        Griffin Land leases approximately 500 acres in Connecticut to General Cigar Co., Inc. for tobacco growing at annual rents approximating the land's annual carrying cost. The lease for these properties, which extends through February 2007, may be terminated by Griffin Land with respect to 100 acres annually, on one year's prior notice.

        Griffin Land is evaluating its other properties for residential development over a period of years. Griffin Land anticipates that obtaining subdivision approvals in many of the towns where it holds land appropriate for residential subdivision will be an extended process.

Landscape Nursery Business

        The landscape nursery operations of Griffin are operated by its wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial is a grower and, to a small extent, broker of wholesale landscape nursery stock. The landscape nursery industry is extremely fragmented, and Imperial believes that its sales volume places it among the twenty largest landscape nursery growers in the country. On January 26, 2001, Imperial completed the sale of its sales and service centers, which provided most of Imperial's operating profit in prior years. As a result of the sale, the central overhead of Imperial, which could be reduced only in part, is now borne entirely by the growing operation.

        Imperial's container growing operations are located on land owned by Griffin in Connecticut (approximately 455 acres currently used) and land owned by Imperial in northern Florida (approximately 490 acres currently used). The Florida growing operation has substantially completed its planned expansion on adjacent lands owned by Imperial. Currently, substantially all of the useable contiguous lands suitable for the container-growing operations in Connecticut and a large portion of such land in northern Florida are prepared for container growing operations, however not all available space is currently being utilized. The Florida farm has also improved and expanded its shipping capacity and customer service facilities and has improved its irrigation and water recycling operations. In Connecticut, Imperial uses approximately 40 acres of land owned by Griffin to grow liners for transplantation into containers. In the future, that land may be used for real estate development. Imperial has evaluated other land held by Griffin for this use. Some capital expenditures would be required to convert other land for liner growing by Imperial.

        Imperial's growing operations serve a market comprised principally of retail garden center operators, landscape nursery mass merchandisers and wholesale sales and service centers. Imperial's major markets are in the Northeast, Mid-Atlantic, the northern portion of the Southeast and the Midwest. Imperial is attempting to expand its distribution to parts of the Southeast. Nursery sales are extremely seasonal, peaking in Spring, and are strongly affected by commercial and residential building activity and are also materially affected by weather conditions, particularly in the Spring planting season.

        Imperial's sales are made to a large variety of customers, none of which represented more than 10% of Imperial's total sales in fiscal 2004 and fiscal 2003. However, sales to mass merchandisers, comprised of several large customers, accounted for 29% of Imperial's total net sales in fiscal 2004, which was down from 35% of total net sales in fiscal 2003. In fiscal 2002 sales to Shemin represented 10.1% of Imperial's total sales. Imperial's supply agreement with Shemin, entered into in conjunction with the sale of the SSCs to Shemin, expired on January 26, 2004. Imperial continues to be a supplier to Shemin, although not necessarily at the same sales level as when the sales contract was in effect.

        Imperial's inventories consist of container-grown plants on its two farms. The largest volume products of Imperial are evergreens, including leyland cypress, many varieties of hollies and flowering shrubs in Florida and rhododendron, evergreens and flowering shrubs in Connecticut. Other major product categories in Florida include nandina, juniper, trees, perennials and crapemyrtle. In Connecticut, alberta spruce, perennials and trees are other major products. During 2000, a decision was made to reduce significantly the number of azalea and juniper to be grown in Florida and to increase the number of larger plants of several varieties in Florida, including leyland cypress, hollies, some varieties of deciduous shrubs, crapemyrtle and trees. Container-grown product is held principally from one to five years before it is sold by Imperial. Prior to 2002, Imperial substantially increased its production and sales of perennials which have a much shorter growing cycle than most of the rest of Imperial's products. Because many perennials were grown for sale by the SSCs, after the sale of the SSCs, the number of perennials being grown was reduced starting in 2002. Commencing in 2003, Imperial has been selling some smaller perennials and a number of other products as one of several licensed growers under the "Novalis" trade name. Imperial has entered into additional licensing agreements which enable it to grow and sell certain varieties available only to certain growers. These programs are directed toward increasing Imperial's sales to retail garden centers.

        Imperial is reviewing a variety of approaches to improve the operating results for its growing operations, including changes in the relative quantities of some products currently grown and proposed to be grown and also possible changes in the potting and growing cycle for some of its containerized production. Another approach is an effort to increase the percentage of Imperial's product sold to retail garden centers. Sales to garden centers generally have more favorable gross margins than those from sales to mass merchandisers or wholesalers. In addition, efforts are being directed at expanding sales in the Southeast which is closer to the Florida farm and would help reduce delivery costs on product shipped from Florida. A substantial portion of the products which are part of the expanded Florida production are of larger sizes requiring an extended growing cycle and some may require added sales emphasis in the Southeast. The field grown liner program in Connecticut is another program directed at reducing plant costs. Any such changes, if successful, taking into account the growing cycles of the related plants, will take a substantial period to be reflected in results of operations to any material extent. Imperial incurred charges for inventory losses above normal levels of approximately $1.1 million in 2004, $0.4 million in 2003 and $1.8 million in 2002. These charges were due principally to crop failures, disease, poor results from the propagation of new plants in Florida and incomplete sell through of certain products.

        Shipping capacity and shipping expense are major cost concerns. Shipping capacity in Florida has been increased, but may require some additional peaking capacity. Costs of shipping from Florida have been increasing because of higher fuel costs, an increased need to arrange for the return of empty trucks to assure that portable shelving units were available for subsequent shipments and that there is an adequate supply of trucks during the peak spring shipping season. In January 2004, shipping costs also increased due to new Federal Department of Transportation regulations requiring more off duty hours for truck drivers and making shipments with multiple stops more costly. Imperial intends to purchase additional portable shelving units and to plan its shipping in ways to reduce the need for returning trucks empty. In coming years, Imperial expects that a higher portion of its shipping will be made on trucks outfitted with shelves, which will increase shipping expenses. In addition, obtaining the necessary labor for Florida's Spring shipping requirements was costly in 2004 due to concern for the availability of local seasonal labor. Also, additional store service support is being required for mass merchandiser customers.

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

Investments

  Centaur Communications, Ltd.

        In March of 2004, the Company sold its interest in Centaur for consideration aggregating $68.9 million in cash (after sale expenses and including a foreign currency exchange gain) and common stock in the buying corporation (see below). The sale resulted in a pre-tax gain of $51.1 million and a related foreign currency exchange gain of $1.1 million.

  Centaur Holdings, plc

        In connection with the sale of Centaur, Griffin received 6,447,150 shares of common stock of Centaur Holdings, approximately 4% of the outstanding common stock of Centaur Holdings at the time of the transaction. Centaur Holdings is a publicly traded company that was originally listed on the Alternative Investment Market of the London Stock Exchange. In December 2004, Centaur Holdings moved its listing to the London Stock Exchange. Griffin accounts for its investment in Centaur Holdings as an available for sale security. Accordingly, changes in the market value of Griffin's interest in Centaur Holdings, including both changes in its stock price and changes in the foreign currency exchange rate, are not included in Griffin's net income but are included in Griffin's other comprehensive income.

  Shemin Acquisition Corporation

        In connection with Imperial's sale of the SSCs, Imperial holds approximately 14% of the outstanding common stock of Shemin Acquisition Corp., a privately held company that is the parent company of Shemin Nurseries, Inc. Imperial accounts for its investment in Acquisition under the cost method of accounting for investments. In January 2004, Griffin invested an additional $143,000 in Acquisition.

  Linguaphone Group Ltd.

        In 1997, Griffin received from Centaur a 25% interest in Linguaphone. In early 1999, a recapitalization of Linguaphone resulted in Griffin's interest being reduced to approximately 14% (11% fully diluted). Further transactions by Linguaphone have reduced Griffin's ownership interest to approximately 3%. Accordingly, Griffin now accounts for Linguaphone under the cost method of accounting for investments. Linguaphone's operations in its 2004 fiscal year were improved but it continues to report a loss. In prior years, Griffin recorded a charge to write down its investment in Linguaphone.

Financial Information Regarding Industry Segments

        See Note 3 to the consolidated financial statements of Griffin included elsewhere herein for certain financial information regarding the landscape nursery business and the real estate business.

Employees

        As of November 27, 2004, Griffin employed 231 persons on a full-time basis, including 14 in its real estate business and 213 in its landscape nursery business. At present, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

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

Regulation: Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin Land may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of Griffin's land may be affected by the presence of chlordane, arising from the prior use of the land for farming, on a portion of the land which is intended for residential use. Although Griffin Land believes its proposed method of reducing chlordane contamination to levels below those that would impede residential development of such properties is appropriate and feasible, the acceptance of the method has not yet been obtained in Simsbury, Connecticut, where Griffin Land has proposed a substantial residential development (see Item 3 Legal Proceedings). The cost of remediation of chlordane is not expected to be material to the value of the land for residential development. In the event that Griffin Land is unable to adequately remediate this property, its ability to develop such property for its intended purposes would be materially affected.

        Griffin Land periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. At this time, Griffin Land does not anticipate experiencing, in the next twelve months, material expense in complying with such laws. However, Griffin Land may incur certain remediation costs in the future in connection with its development operations. Such costs are not expected to be significant as compared to expected proceeds of development projects.

ITEM 2. PROPERTIES

Land Holdings

        Griffin is a major landholder in the State of Connecticut, owning approximately 4,000 acres, and also owns approximately 450 acres of land in Massachusetts. In addition, Griffin owns approximately 1,100 acres in northern Florida, most of the useable portion of which is used for Imperial's growing operations or is contiguous to such operations.

        The book value of undeveloped land holdings, including land improvements, owned by Griffin, principally in the Hartford, Connecticut area, is approximately $13.2 million. Griffin believes the fair market value of such land is substantially in excess of its book value, including land improvements.

        A listing of the locations of Griffin's real estate held for development or sale, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut has been developed, and nursery real estate, is as follows:

Real Estate Held For Development or Sale

Location of Property	Land Area (Acres)
Connecticut
Bloomfield	370
East Granby	104
East Windsor	115
Granby	118
Simsbury	864
South Windsor	103
Suffield	372
Windsor	1,149
Massachusetts
Southwick	436
Florida
Leon County	6
Hillsborough County	1

Nursery Real Estate

Location of Property	Land Area (Acres)
Florida
Quincy	1,066
Connecticut
East Granby	470
Granby	305
Windsor	33
Simsbury	10

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

        In 1999, Griffin Land filed land use applications with the land use commissions of Simsbury, Connecticut for Meadowood, a proposed residential development on approximately 363 acres of land. In 2000, Simsbury's land use commissions issued denials of Griffin Land's Meadowood application. As a result of those denials, Griffin Land brought several separate, but related, suits appealing those decisions. In 2002, the trial court upheld two of Griffin Land's appeals and ordered the town's Planning and Zoning Commissions to approve the Meadowood application. The town appealed those decisions. In 2004, the Connecticut Supreme Court ordered the Zoning Commission to approve the zoning regulations proposed by Griffin Land for Meadowood. The Connecticut Supreme Court also ruled that the denial of the Meadowood application by the Planning Commission can be upheld because Griffin Land had not obtained the required sewer usage permits at the time the application was made to the Planning Commission. The required sewer usage permits for Meadowood have been subsequently obtained. Also in 2004, the Connecticut Supreme Court reversed a lower court decision that had denied Griffin Land a wetlands permit, and remanded the case to Superior Court for further proceedings to determine if a wetlands permit must be issued. That remanded case is pending in Superior Court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the Nasdaq National Market:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2004	$20.50	$14.20	$28.50	$18.00	$25.75	$22.02	$28.00	$22.02
2003	$14.50	$10.95	$13.40	$10.50	$15.30	$11.39	$15.12	$12.00

        On February 1, 2005, the number of record holders of common stock of Griffin was approximately 452, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the Nasdaq National Market on such date was $24.82 per share. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" for information on our equity compensation plan.

Dividend Policy

        Griffin's current policy is to retain any earnings to finance the operation and expansion of its businesses.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected statement of operations data for fiscal years 2000 through 2004 and balance sheet data as of the end of each fiscal year.

	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue (a)	$41,183	$37,101	$33,024	$31,014	$73,889
Operating (loss) profit	(4,396)	(1,833)	(2,288)	(3,182)	3,812
Gain on sale of Centaur Communications, Ltd	51,107	—	—	—	—
Gain on sale of Sales & Service Centers	—	—	—	9,469	—
Income (loss) before equity investment (b)(c)	30,670	(2,782)	(717)	1,490	1,670
Net income (loss)	30,998	(2,349)	2,925	1,137	2,262
Basic net income (loss) per share	6.31	(0.48)	0.60	0.23	0.47
Diluted net income (loss) per share	6.06	(0.49)	0.53	0.22	0.45
Balance Sheet Data:
Total assets	176,397	145,721	132,740	123,959	127,068
Working capital	71,565	22,640	34,291	31,095	29,193
Long-term debt (including current portion)	32,334	42,165	26,547	16,448	16,702
Stockholders' equity	134,563	97,324	99,254	96,700	95,502

(a)
As described in footnote 1 to the consolidated financial statements included in Item 8, previously reported amounts for total revenue were reduced by $1,059, $937, $999 and $485 for fiscal 2003, fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Related cost of sales in those years was reduced by the same amount that the revenue was reduced each year. The revisions reflect changes to amounts recorded for property management revenue and expenses in Griffin's real estate division to eliminate certain offsetting intercompany amounts that were inadvertantly included in those years. These revisions, which Griffin believes are not material, do not affect previously reported operating profit (loss), net income (loss), net income (loss) per share or balance sheet data.

(b)
Loss before equity investment for fiscal 2002 includes an income tax benefit of $1.5 million for the reversal of an accrual for income taxes as a result of the favorable settlement of tax examinations of prior years. See Note 4 to the consolidated financial statements included in Item 8.

(c)
Income before equity investment in fiscal 2001 includes a pretax charge of $2.2 million to write-down the value of Griffin's investment in Linguaphone Group Ltd.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). Prior to March 10, 2004, Griffin had an equity investment in Centaur Communications, Ltd. ("Centaur"), a privately held magazine publishing business based in the United Kingdom. On March 10, 2004, Griffin completed the sale of its investment in Centaur and recorded a substantial gain. The proceeds from that sale included cash and stock in the acquiring company, Centaur Holdings, plc ("Centaur Holdings"). Griffin's investment in Centaur Holdings is accounted for as an available for sale security.

        The notes to Griffin's consolidated financial statements included in Item 8 contain a summary of the significant accounting policies and methods used in the preparation of Griffin's consolidated financial statements. However, in the opinion of management, because of the relative magnitude of Griffin's inventories and real estate assets, accounting methods and estimates related to those assets are critical to the preparation of Griffin's consolidated financial statements. In many other cases, however, Griffin must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. The following is a review of the more significant accounting estimates and methods used by Griffin:

  Investments: Griffin classifies its investments in debt and equity securities that have readily determinable fair values based upon management's intent regarding the security. If there is a decline in fair value of available-for-sale securities, Griffin evaluates whether such decline is other than temporary.

  Accounts receivable: Management estimates future recoverability of its accounts receivable based on an accounts aging, payment history and financial condition.

  Inventories: In applying the principle of the lower of cost or market using the average cost method to nursery stock, management must estimate the future recoverability of certain parts of the inventory that have not matured as planned. Such estimates are based on the physical characteristics of the nursery stock in question and potential sales outlets.

  Deferred tax assets: In applying SFAS No. 109 "Accounting for Income Taxes," management estimates future taxable income from operations, the sale of appreciated assets and tax planning strategies in determining if it is more likely than not that Griffin will realize the benefits of its deferred tax assets.

  Impairment of Long-Lived Assets: Griffin evaluates the carrying value of its long-lived assets in relation to their fair values, operating performance and future undiscounted cash flows. In connection with Griffin's real estate business, development costs that have been capitalized are periodically reviewed for future recoverability.

Summary

        Griffin's results in fiscal 2004 reflect a substantial pretax gain on the sale of its investment in Centaur and a related gain on a foreign currency exchange contract, offset by lower operating results at Griffin Land and Imperial and higher general corporate expense. Griffin's overall interest expense was lower in fiscal 2004 as compared to fiscal 2003, and interest and dividend income was higher in fiscal 2004 as compared to fiscal 2003. The lower interest expense and higher interest and dividend income reflect a portion of the cash received from the sale of Centaur being used to repay the amount outstanding under Griffin's revolving credit agreement, with the balance of the cash proceeds being used for income tax payments and investments. A detailed discussion of fiscal 2004 results is included below.

Results of Operations

        Griffin's consolidated total revenue increased from $37.1 million in fiscal 2003 to $41.2 million in fiscal 2004. The increase of $4.1 million reflects increases in revenue of $3.5 million at Griffin Land and $0.6 million at Imperial.

        Revenue at Griffin Land increased from $10.3 million in fiscal 2003 to $13.8 million in fiscal 2004, principally reflecting an increase in revenue of $3.3 million from property sales. The 2004 property sales included $3.0 million from the sale of Griffin Land's remaining development rights at its Walden Woods residential development in Windsor, Connecticut and two smaller sales of residential land. There were no property sales in fiscal 2003.

        Griffin Land's revenue from leasing operations increased $0.2 million in fiscal 2004 as compared to fiscal 2003 as rental revenue from new leases, including two new tenants in the 117,000 square foot industrial building that was completed near the end of fiscal 2003 and partially leased in 2004, was partially offset by the effect of vacancies in space that was leased in fiscal 2003 but was unleased for most or all of fiscal 2004. During fiscal 2004, Griffin Land released 77,988 square feet and signed new leases for 96,296 square feet and had leases for 18,241 square feet which were terminated without a replacement tenant. At the end of fiscal 2004, Griffin Land owned 1,130,000 square feet of industrial, flex and office space, with 933,000 square feet (83%) leased, as compared to 858,000 (76%) of Griffin Land's 1,130,000 square feet leased at the end of fiscal 2003. The increase in space leased principally reflects the partial leasing of the new building discussed above. Market activity, based on inquiries from potential tenants, in the area where Griffin's properties are located increased in 2004 as compared to 2003, especially for industrial space. Inquiries by prospective tenants and requests for proposals for both office and industrial space were strong at the end of 2004 into early 2005.

        Total revenue at Imperial increased from $26.8 million in fiscal 2003 to $27.4 million in fiscal 2004. Unit sales volume in fiscal 2004 declined 4.5% from the unit sales volume in fiscal 2003. The effect of the decline in unit sales volume in fiscal 2004 was more than offset by increased sales to Imperial's garden center customer segment, which generally have higher per unit selling prices than units sold to Imperial's other customer segments. In fiscal 2005, Imperial plans to continue to attempt to increase the proportion of product sold to garden centers and reduce, as a percentage of total sales, sales to mass merchants.

        Griffin incurred a consolidated operating loss of $4.4 million in fiscal 2004 as compared to a consolidated operating loss of $1.8 million in fiscal 2003. The lower operating results reflect decreases of $0.7 million and $0.6 million at Griffin Land and Imperial, respectively, and an increase of $1.3 million in general corporate expense.

        Operating profit at Griffin Land decreased from $1.5 million in fiscal 2003 to $0.8 million in fiscal 2004, reflecting the following:

	Fiscal 2004	Fiscal 2003
	(amounts in thousands)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense	$6,519	$6,727
Loss on property sales	(153)	—
General and administrative expenses	(2,334)	(2,188)

Profit before depreciation and amortization expense	4,032	4,539
Depreciation and amortization expense	(3,248)	(3,039)

Operating profit	$784	$1,500

        The decrease of $0.2 million in Griffin Land's profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects higher building operating expenses, reflecting higher utility expenses, real estate taxes and repair and maintenance expenses, partially offset by lower snow removal expenses. A portion of the increased operating expenses were not subject to reimbursement from tenants.

        Griffin Land's loss from property sales reflect a profit of $0.3 million from sales of undeveloped residential land, offset by a loss of $0.2 million on the sale of the remaining development rights at Griffin Land's residential development, Walden Woods, in Windsor, Connecticut, and the writeoff of $0.2 million of costs on two potential property sale transactions that did not take place. The increase of $0.2 million in general and administrative expenses reflects higher salary and benefit expenses. The increase of $0.2 million in depreciation and amortization expense principally reflects depreciation on the new 117,000 square foot industrial building completed at the end of fiscal 2003.

        Imperial's operating loss increased from $1.6 million in fiscal 2003 to $2.2 million in fiscal 2004, as follows:

	Fiscal 2004	Fiscal 2003
	(amounts in thousands)
Net sales and other revenue	$27,421	$26,803
Cost of goods sold	(25,093)	(24,025)

Gross profit	2,328	2,778
Selling, general and administrative expenses	(4,480)	(4,359)

Operating loss	$(2,152)	$(1,581)

        The $0.6 million increase in Imperial's operating loss was due principally to a $1.1 million charge for unsaleable inventories in fiscal 2004 as compared to a charge of $0.4 million for unsaleable inventories in fiscal 2003. The increased charge for unsaleable inventories in fiscal 2004 was principally due to disease and other horticultural issues caused by excessive rainfall in the summer and early fall at Imperial's northern Florida operation, insufficient sell through on certain inventories, particularly smaller size fast growing products at Imperial's Connecticut operation, and production plan changes whereby certain young liner plants will not be grown into larger sizes. Inventories of the smaller sized products are planned to be much lower in fiscal 2005 than they were in fiscal 2004.

        Excluding the additional charges for unsaleable inventories in both years, Imperial's gross margins on sales increased from 11.9% in fiscal 2003 to 12.7% in fiscal 2004. The increase in gross margins, excluding those charges, principally reflected the improved pricing in fiscal 2004 that resulted from selling a greater percentage of higher priced plants to garden center customers.

        Imperial's selling, general and administrative expenses increased from $4.4 million in fiscal 2003 to $4.5 million in fiscal 2004. As a percentage of net sales, Imperial's selling, general and administrative expenses were 16.3% of net sales in both fiscal 2003 and fiscal 2004. An increase in selling expenses of $0.3 million in fiscal 2004 as compared to fiscal 2003 was mostly offset by lower marketing and general and administrative expenses. The higher selling expenses reflect higher salesperson compensation expense and higher bad debt expense. The increase in salesperson compensation expense reflects an increased headcount of salespersons and an increase in commissions due to the improved pricing and higher sales to customer segments that generate higher commissions. The increase in bad debt expense reflects the Chapter 11 filing by Frank's Nursery & Crafts, Inc. ("Frank's"), one of Imperial's larger customers. Imperial's bad debt expense on the Frank's bankruptcy was mitigated by the subsequent sale of its claim, which recovered a significant percentage of the total amount due from Frank's at the time it declared bankruptcy. The lower marketing expenses principally reflects the inclusion in fiscal 2003 of expenses related to the introduction of plants to be sold under the new "Novalis" trade name. The lower general and administrative expenses reflect lower donation and contribution expenses.

        Griffin's general corporate expense increased from $1.8 million in fiscal 2003 to $3.0 million in fiscal 2004. The increase reflects incentive compensation expense of $0.6 million in fiscal 2004 as compared to no incentive compensation expense in fiscal 2003. In addition, general corporate expense increased $0.2 million for the write off of unamortized debt issuance costs related to Griffin's Credit Agreement, which was terminated in the 2004 second quarter, $0.2 million for capital based state and local taxes and $0.1 million for costs related to a proposed financing which did not take place.

        In fiscal 2004, Griffin completed the sale of its investment in Centaur to Centaur Holdings, a newly formed company. Griffin received cash proceeds of $68.9 million after transaction expenses of $1.5 million but before income tax payments. In addition to the cash proceeds, Griffin received 6,477,150 shares of common stock of Centaur Holdings, which was valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur

Holdings and the foreign currency exchange rate in effect at that time. Griffin was prohibited from selling its Centaur Holdings common stock for six months from the transaction date. That restriction lapsed in the 2004 fourth quarter. Griffin recorded a pretax gain of $51.1 million on the sale and a foreign currency exchange gain of $1.1 million related to the sale. In connection with the Centaur transaction, substantially all of the stock options of Centaur were exercised immediately prior to the closing of the Centaur transaction, which resulted in Griffin's ownership being reduced from 35% to 32%. The gain of approximately $2.3 million that resulted from the dilution of Griffin's ownership is included in the gain on the sale of that investment. In addition, Griffin recorded other comprehensive income of $5.4 million at the time of the transaction, reflecting the difference, net of tax, between the value of Griffin's investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur that remained as a result of receiving the Centaur Holdings common stock as a part of the sale proceeds. Subsequent to the transaction, Griffin recorded an other comprehensive loss of $0.2 million reflecting changes in the market price of the common stock of Centaur Holdings and changes in the foreign currency exchange rate.

        Griffin's consolidated interest expense decreased from $2.6 million in fiscal 2003 to $2.5 million in fiscal 2004. Higher interest expense in the 2004 first quarter as compared to the 2003 first quarter was offset by the lower interest expense in the balance of the year as a result of the paydown of the entire amount outstanding under the Credit Agreement with a portion of the proceeds from the sale of Centaur. Griffin's average outstanding debt in fiscal 2004 was $36.4 million as compared to $39.7 million in fiscal 2003.

        Griffin had $0.5 million of interest income, dividend income and gains on short-term investments in fiscal 2004 from the investment of the remaining proceeds from the sale of Centaur, after repaying the Credit Agreement debt and making estimated income tax payments.

        Griffin's effective income tax provision rate was 33.0% for fiscal 2004, as compared to an effective income tax benefit rate of 37.0% in fiscal 2003. The 2004 effective income tax provision rate principally reflects a 35% rate for federal income taxes adjusted for certain tax credits related to foreign income taxes paid by Centaur and a basis difference on that investment. In addition, the fiscal 2004 effective tax rate includes the release of an income tax liability of $0.2 million upon completion of tax examinations of prior years. The effective income tax benefit rate for fiscal 2003 reflects a 34% rate for federal income taxes adjusted for state income taxes.

        Griffin's fiscal 2004 results include equity income of $0.3 million through the date of Griffin's sale of its investment in Centaur, as compared to equity income of $0.4 million in fiscal 2003. Griffin's 2003 equity income included a charge, of which Griffin's allocable share was $0.5 million, to accrue future costs (less expected sublease income) for an operating lease of office space that was no longer used by Centaur. Excluding the effect of the charge of future lease costs, the lower equity results reflected the sale of Griffin's investment early in fiscal 2004 as compared to recording equity income for the entire year in fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002

        Griffin's total revenue increased from $33.0 million in fiscal 2002 to $37.1 million in fiscal 2003. The increase of $4.1 million reflects increases in total revenue of $2.5 million at Griffin Land and $1.6 million at Imperial.

        Total revenue at Griffin Land increased from $7.8 million in fiscal 2002 to $10.3 million in fiscal 2003, reflecting an increase of $3.0 million in revenue from Griffin Land's leasing operations partially offset by not having any property sales in fiscal 2003 as compared to revenue of $0.5 million from property sales in fiscal 2002. The increase in revenue from leasing operations was due to (a) $2.4 million from the two multi-story office buildings that Griffin Land acquired in the 2003 first quarter; (b) a $0.3 million increase from new leases of existing space, net of revenue decreases from vacancies; and (c) $0.3 million from leasing space that was completed and leased mid year in fiscal

2002 but leased for the entire year in fiscal 2003. Revenue from the early termination of leases was $0.1 million in both fiscal 2003 and fiscal 2002. At November 30, 2003, Griffin Land owned 1,130,000 square feet of office, flex and industrial space for lease, with 858,000 (76%) leased. At November 30, 2002, Griffin Land had 1,013,000 square feet of office, flex and industrial space available for lease of which 885,000 square feet (87%) was leased. The increase in the amount of total square feet available for lease reflects the completion in the fiscal 2003 fourth quarter of the shell of a 117,000 square foot industrial building that was ready for tenant work but not yet leased at the end of fiscal 2003. Leasing in the industrial, flex and office markets where Griffin Land's properties are located was slower in fiscal 2003 as compared to the previous two years. Inquiries from prospective tenants have increased in the latter part of fiscal 2003 and the early part of fiscal 2004 as compared to earlier in fiscal 2003, which management believes indicates that leasing activity may strengthen in the second half of fiscal 2004.

        Total revenue at Imperial increased from $25.2 million in fiscal 2002 to $26.8 million in fiscal 2003. The increase in Imperial's revenue principally reflects a 4% increase in unit sales volume and the effect of selling, on average, larger sized material in fiscal 2003 as compared to fiscal 2002. The increase in sales of larger sized plants reflects changes in Imperial's product mix made over the past several years. These were offset by overall lower pricing, as product available from growers appeared to exceed demand. Management believes that net sales in fiscal 2003 and fiscal 2002 were hampered by unfavorable weather conditions, particularly during Imperial's peak spring selling season in both years. In fiscal 2003, cold weather in March and early April, including snow in some areas, followed by excessive rain in the latter part of spring resulted in customers delaying and, in many cases, canceling orders. These factors particularly affected Imperial's garden center and wholesaler customer segments. In fiscal 2002, net sales were negatively affected by poor spring weather, which included drought conditions in the Mid-Atlantic area and excessive rain and cold in the Midwest. Imperial's spring net sales accounts for approximately 70% of Imperial's annual net sales.

        Griffin's consolidated operating loss decreased from $2.3 million in fiscal 2002 to $1.8 million in fiscal 2003. The lower consolidated operating loss reflects an increase of $0.4 million in operating profit at Griffin Land and a decrease of $0.3 million in the operating loss at Imperial, partially offset by an increase of $0.2 million in Griffin's general corporate expense.

        Operating profit at Griffin Land increased from $1.1 million in fiscal 2002 to $1.5 million in fiscal 2003, reflecting the following:

	Fiscal 2003	Fiscal 2002
	(amounts in thousands)
Profit from leasing acitivities before depreciation and amortization expense	$6,727	$5,052
Profit from property sales	—	348
General and administrative expenses	(2,188)	(2,038)

Profit before depreciation and amortization expense	4,539	3,362
Depreciation and amortization expense	(3,039)	(2,220)

Operating profit	$1,500	$1,142

        Griffin Land's profit (before depreciation and interest) from its leasing activities increased from $5.1 million in fiscal 2002 to $6.7 million in fiscal 2003, due principally to the increase of $3.1 million in rental revenue discussed above, partially offset by an increase of $1.5 million in operating expenses of Griffin Land's buildings. The higher operating expenses reflect $1.1 million related to the two office buildings acquired in the 2003 first quarter, $0.1 million from buildings that were online for the entire year in fiscal 2003 as compared to part of the year in fiscal 2002 and $0.2 million of higher expenses throughout all buildings, due principally to higher snow removal costs, utility expenses and real estate taxes. Property sales generated a profit of $0.3 million in fiscal 2002, however there were no property sales in fiscal 2003. Depreciation and amortization expense at Griffin Land increased in fiscal 2003 as compared to fiscal 2002 due principally to depreciation on the two office buildings acquired in the fiscal 2003 first quarter and a full year's depreciation on buildings completed in fiscal 2002, which included only a partial year's depreciation on those assets. Griffin Land's general and administrative expenses, including real estate taxes on undeveloped land, increased from $2.1 million in fiscal 2002 to $2.2 million in fiscal 2003, due principally to real estate tax increases.

        Imperial's operating loss decreased from $1.9 million in fiscal 2002 to $1.6 million in fiscal 2003, as follows:

	Fiscal 2003	Fiscal 2002
	(amounts in thousands)

Net sales and other revenue	$26,803	$25,212
Cost of goods sold	(24,025)	(22,738)

Gross profit	2,778	2,474
Selling, general and administrative expenses	(4,359)	(4,395)

Operating loss	$(1,581)	$(1,921)

        The lower operating loss reflects an increase in Imperial's gross profit from $2.5 million in fiscal 2002 to $2.8 million in fiscal 2003. The higher gross profit was due to a lower charge for unsaleable inventories in fiscal 2003 as compared to fiscal 2002 partially offset by the effect of lower pricing. In fiscal 2003, cost of goods sold included a $0.4 million charge for inventory losses above normal amounts as compared to a $1.8 million charge included in fiscal 2002 cost of goods sold. The inventory charge in fiscal 2002 reflected failures in certain crops, poor results from the propagation of new plants at Imperial's northern Florida operation and failure to sell certain parts of the inventory which subsequently became unsaleable. The significantly lower inventory charge in fiscal 2003 was due to improved operations at Imperial's Florida facility partially offset by the effect of certain disease issues at Imperial's Connecticut operations.

        Excluding the effect of the inventory charges of $1.8 million in fiscal 2002 and $0.4 million in fiscal 2003, Imperial's gross profit decreased from $4.3 million in fiscal 2002 to $3.2 million in fiscal 2003. Imperial's gross margins on sales (excluding the effect of the inventory charges in both years) decreased from 17.1% in fiscal 2002 to 11.9% in fiscal 2003. The lower gross profit and lower margins reflect the effect of the weakened pricing in fiscal 2003 and higher fiscal 2003 freight costs that could not be passed on to customers, which more than offset the effect of the increase in unit sales volume. The higher freight costs, due principally to shipments from Imperial's northern Florida facility, reflect the cost of ensuring that a sufficient quantity of common carrier trucks was available to Imperial to meet the demand for deliveries during Imperial's peak spring selling season. Management is continuing to seek new vendor relationships to ensure continued availability of trucks in sufficient quantity to meet expected demand and to reduce these costs in the future.

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

        The effective rate of Griffin's income tax benefit in fiscal 2003 was 37% as compared to an effective income tax benefit rate of 82% in fiscal 2002. The effective rate of Griffin's income tax benefit in fiscal 2003 reflects a 34% rate for a federal income tax benefit, adjusted for state income tax benefits. Based on projected future taxable income from operations, the sale of appreciated assets, tax planning strategies and the future period in which net operating loss carryforwards may be utilized, management believes it is more likely than not that Griffin will realize the benefits of its deferred tax assets currently reported. Therefore, a valuation allowance is not included in Griffin's results for fiscal 2003. The high effective income tax benefit rate in fiscal 2002 reflects the tax benefit on Griffin's pretax loss and the reversal of a liability of $1.5 million for income taxes as a result of a favorable outcome of tax examinations for earlier years. The tax examinations were made on tax returns filed by Culbro Corporation ("Culbro"), Griffin's parent company prior to the distribution (the "Distribution") of Griffin common stock to Culbro's shareholders in 1997. Under a Tax Sharing Agreement, the liability for certain income taxes was assumed by Griffin from Culbro at the time of the Distribution.

        Griffin's equity income from Centaur decreased from $3.6 million in fiscal 2002 to $0.4 million in fiscal 2003. The lower equity income in fiscal 2003 reflects several nonrecurring type items included in Centaur's results in fiscal 2002. These included the gain at Centaur from the sale of its Lawtel operation, of which Griffin's allocable share was $8.4 million. Partially offsetting the gain on the sale of Lawtel was a goodwill impairment charge at Centaur, of which Griffin's allocable share was $5.0 million. Griffin's equity income from Centaur in fiscal 2002 also included the effect of Centaur reversing a valuation allowance on certain of its deferred tax assets, of which Griffin's allocable share was $0.7 million. Griffin's fiscal 2003 equity income includes the effect of a charge, of which Griffin's allocable share is $0.5 million, for future costs of a lease for office space no longer being used. Griffin's equity income from Centaur in fiscal 2003 also benefited from discontinuing the amortization of goodwill at the beginning of fiscal 2003 in accordance with Griffin's adoption of SFAS No. 142. Excluding the net effect of these fiscal 2003 and 2002 one-time items, Griffin's equity income in Centaur increased in fiscal 2003 as compared to fiscal 2002 due principally to increased operating profit at Centaur. The increase in net sales at Centaur from fiscal 2002 to fiscal 2003 was offset by higher costs and expenses.

Off Balance Sheet Arrangements

        Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

        Cash used in operating activities increased from $0.9 million in fiscal 2003 to $46.9 million in fiscal 2004. The $46.0 million increase in cash used in operating activities principally reflects the investment of $30.2 million of the proceeds from the sale of Centaur in short-term investments and Griffin's income tax payments of $16.0 million related to the gain on the sale of Centaur.

        Cash provided by investing activities was $64.9 million in fiscal 2004 as compared to cash used in investing activities of $14.6 million in fiscal 2003. The cash provided by investing activities in fiscal 2004 reflects the proceeds of $68.9 million from the sale of Centaur and a related foreign currency exchange contract, and property sale proceeds of $3.0 million, principally from the Walden Woods sale. The net cash used in investing activities in fiscal 2003 reflects $7.7 million used for the acquisition of a 70% interest in a real estate joint venture that owned two multi-story office buildings of approximately 80,000 square feet each located in Griffin Center in Windsor, Connecticut. Griffin had previously held the remaining 30% interest. Additions to real estate held for lease in fiscal 2004 principally reflect the start of construction of a new 137,000 square foot industrial building and tenant improvements, related to new leases and to a ten year lease extension with a major tenant in the New England Tradeport. The new lease rates on the extended lease were based in part on the tenant improvement investment, including an interest factor, to provide Griffin Land an appropriate return over the lease term on its investment of these improvement costs.

        Additions to property and equipment, principally for Imperial, decreased from $0.7 million in fiscal 2003 to $0.6 million in fiscal 2004. The additions in fiscal 2003 were generally for the completion of the expansion of Imperial's northern Florida growing operation that had been ongoing over the prior four years. Additions to property and equipment in fiscal 2004 were to construct facilities needed for a portion of the product to be sold under the new "Novalis" trade name, to increase shipping capacity to meet its needs during its peak spring demand period and for general improvements.

        Net cash used in financing activities was $9.2 million in fiscal 2004 as compared to net cash of $15.5 million provided by financing activities in fiscal 2003. The net cash used in financing activities in fiscal 2004 reflects the paydown of all of the outstanding amounts under the Credit Agreement using a portion of the proceeds from the sale of Centaur. Fiscal 2004 also includes $1.5 million of proceeds from an additional mortgage on two industrial buildings. The proceeds were used to finance tenant improvements related to a ten year lease extension by a major tenant in one of those buildings. The net cash generated from financing activities in fiscal 2003 includes the proceeds from a $9.75 million nonrecourse mortgage placed on the two multi-story office buildings of the joint venture acquired in December 2002 and borrowings under the Credit Agreement to finance Griffin's operations.

        Griffin plans to continue to invest in its real estate business. Additional amounts will be required to complete the remainder of the interiors of the shells of an office building and an industrial building that were built on speculation and available for occupancy in fiscal 2003 and fiscal 2004, respectively. Currently, each building is partially leased. The buildout of the unleased parts of these buildings will be started when leases are obtained. Griffin Land will also continue to invest in infrastructure improvements required for present and future development in its office and industrial parks. In fiscal 2004, Griffin Land started construction, on speculation, of the shell of a new approximately 137,000 square foot industrial building in the New England Tradeport. The shell of that building is expected to be completed in the 2005 spring, and a lease for approximately 40,000 square feet in that building was recently signed. Tenant work for that lease will begin in early 2005, with occupancy expected by mid year. Additional tenant work will be started as new leases are completed. Construction of an additional industrial building is expected to be started in fiscal 2005 if the current strong expressions of interest by prospective users for Griffin Land's industrial buildings result in new leases for that space. Management intends to continue to build industrial space on speculation to ensure that space is available for new leases. Also in fiscal 2004, Griffin Land received approval for its proposed residential development, Stratton Farms, in Suffield, Connecticut. An owner of certain land adjacent to Stratton Farms has filed an appeal of the approvals issued by the town's land use commissions. The start of infrastructure work on this project is expected to begin in fiscal 2005. Revenue from land sales in Stratton Farms is not expected until the latter part of fiscal 2005.

        Griffin Land has entered into agreements to sell undeveloped residential land for $1.0 million and to sell commercial land for $0.8 million. The completion of the residential land sale is contingent on the buyer obtaining approvals from the towns' land use commissions. Completion of the sale of commercial land is contingent upon Griffin Land completing some remediation of the soils on the site, which is expected to be completed in the first half of fiscal 2005. Griffin Land intends to proceed with residential development plans on other of its lands that are also appropriate for that use.

        Griffin's payments (including principal and interest) under contractual obligations as of November 27, 2004 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$49.5	$3.0	$6.0	$13.1	$27.4
Capital Lease Obligations	0.4	0.2	0.2	—	—
Operating Lease Obligations	0.7	0.2	0.4	0.1	—
Purchase Obligations (1)	4.8	4.5	0.1	0.1	0.1
Other (2)	1.3	—	—	—	1.3

	$56.7	$7.9	$6.7	$13.3	$28.8

(1)
Includes $2.5 million for the purchase of plant materials and supplies and $2.0 million related to the construction of a new industrial building.

(2)
Includes Griffin's deferred compensation plan and other postretirement benefit liabilities.

        As a result of the Centaur transaction, Griffin repaid the entire amount outstanding under its Credit Agreement, terminated the Credit Agreement and currently has cash of $8.8 million and short-term investments of $30.2 million. Management believes that the significant amount of cash on hand and short-term investments will be sufficient to finance the working capital requirements of Griffin's businesses and fund continued investment in Griffin's real estate assets for the foreseeable future. Griffin Land will also continue to seek nonrecourse mortgage placements on selected properties. Griffin also anticipates seeking to purchase either or both other land and buildings with a substantial portion of its cash and short-term investment balances. There are no specific real estate investments contracted for at this time. Such investment may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (an amendment of ARB No. 43, Chapter 4)." This new standard requires the recognition of abnormal inventory costs related to idle facility expenses, freight, handling costs and spoilage as period costs. SFAS No. 151 will be effective for Griffin in fiscal 2006 and is not expected to have a material impact on Griffin's financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This new standard supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R requires an issuer to recognize the cost of employee services received in exchange for an award of equity instruments. Therefore, the cost of rewarding equity instruments will be recognized in Griffin's financial statements rather than disclosed in a pro forma statement in the financial statement footnotes. SFAS No. 123R will be effective for Griffin in the fourth quarter of fiscal 2005. Management has not yet fully evaluated the effect of SFAS No. 123R on Griffin's financial statements and has not determined the method of adoption it will use to implement SFAS No. 123R.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29)." This new standard requires an issuer to measure and recognize nonmonetary exchanges which are anticipated to have an impact on future cash flows. SFAS No. 153 will be effective for Griffin in the fourth quarter of fiscal 2005 and is not excepted to have any impact on Griffin's financial statements.

Forward-Looking Information

        The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the improved return on assets of Imperial's operations, construction and leasing of additional facilities in the real estate business, approval of proposed residential subdivisions, or completion of property sales currently under contract. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

        For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin's mortgage interest rates and related principal payment requirements are described in Note 5 to the consolidated financial statements included in Item 8. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin did not have any variable rate debt outstanding at November 27, 2004. An increase in interest rates of 1% would have increased Griffin's interest expense on the variable rate debt that was outstanding during the year by $38,000.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin's cash equivalents and short-term investments. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk, and investments with maturities principally less than three months that are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

        Griffin does not have foreign currency exposure in operations. Griffin does have an investment in a public company, Centaur Holdings, plc and a private company, Linguaphone Group Ltd., both based in the United Kingdom. The ultimate liquidation of those investments and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRIFFIN LAND & NURSERIES, INC

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Landscape nursery net sales	$27,421	$26,803	$25,212
Rental revenue and property sales	13,762	10,298	7,812

Total revenue	41,183	37,101	33,024

Costs of landscape nursery sales	25,093	24,025	22,739
Costs related to rental revenue and property sales	10,581	6,430	4,520

Total costs of goods sold	35,674	30,455	27,259

Gross profit	5,509	6,646	5,765
Selling, general and administrative expenses	9,905	8,479	8,053

Operating loss	(4,396)	(1,833)	(2,288)
Gain on sale of Centaur Communications, Ltd.	51,107	—	—
Foreign currency exchange gain	1,070	—	—
Interest expense	(2,487)	(2,621)	(1,619)
Interest income, dividend income and gains on short-term investments	500	39	26

Income (loss) before income tax provision (benefit) and equity investment	45,794	(4,415)	(3,881)
Income tax provision (benefit)	15,124	(1,633)	(3,164)

Income (loss) before equity investment	30,670	(2,782)	(717)
Income from Centaur Communications, Ltd.	328	433	3,642

Net income (loss)	$30,998	$(2,349)	$2,925

Basic net income (loss) per common share	$6.31	$(0.48)	$0.60

Diluted net income (loss) per common share	$6.06	$(0.49)	$0.53

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 27, 2004	Nov. 29, 2003
ASSETS
Current Assets
Cash and cash equivalents	$8,827	$18
Short-term investments, net	30,173	—
Accounts receivable, less allowance of $188 and $149	2,162	1,948
Inventories	32,184	32,396
Deferred income taxes	1,572	1,812
Other current assets	3,423	2,467

Total current assets	78,341	38,641
Real estate held for sale or lease, net	66,043	64,653
Property and equipment, net	11,310	11,919
Investment in Centaur Holdings, plc	11,290	—
Investment in Centaur Communications, Ltd.	—	20,895
Other assets	9,413	9,613

Total assets	$176,397	$145,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,921	$4,573
Long-term debt due within one year	855	11,428

Total current liabilities	6,776	16,001
Long-term debt	31,479	30,737
Deferred income taxes	1,979	—
Other noncurrent liabilities	1,600	1,659

Total liabilities	41,834	48,397

Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 4,959,162 and 4,876,916 shares issued and outstanding, respectively	50	49
Additional paid-in capital	94,699	93,392
Retained earnings	34,610	3,612
Accumulated other comprehensive income, net of tax	5,204	271

Total stockholders' equity	134,563	97,324

Total liabilities and stockholders' equity	$176,397	$145,721

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total	Total Comprehensive Income(Loss)
Balance at December 1, 2001	4,862,704	$49	$93,368	$3,036	$247	$96,700	$—
Exercise of employee stock options	2,212	—	4	—	—	4	—
Other comprehensive loss	—	—	—	—	(375)	(375)	(375)
Net income	—	—	—	2,925	—	2,925	2,925

Balance at November 30, 2002	4,864,916	49	93,372	5,961	(128)	99,254	$2,550

Exercise of employee stock options	12,000	—	20	—	—	20	$—
Other comprehensive income	—	—	—	—	399	399	399
Net loss	—	—	—	(2,349)	—	(2,349)	(2,349)

Balance at November 29, 2003	4,876,916	49	93,392	3,612	271	97,324	$(1,950)

Exercise of employee stock options including tax benefit of $308	82,246	1	1,307	—	—	1,308	$—
Other comprehensive income, net of tax	—	—	—	—	4,933	4,933	4,933
Net income	—	—	—	30,998	—	30,998	30,998

Balance at November 27, 2004	4,959,162	$50	$94,699	$34,610	$5,204	$134,563	$35,931

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Operating activities:
Net income (loss)	$30,998	$(2,349)	$2,925
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Centaur Communications, Ltd.	(51,107)	—	—
Depreciation and amortization	4,955	4,509	3,226
Tax payment included in other comprehensive income	(1,061)	—	—
Gain on foreign exchange contract	(1,070)	—	—
Provision for inventory losses	1,149	410	1,840
Income from equity investment	(328)	(433)	(3,642)
Deferred income taxes	655	(1,612)	(373)
Unrealized gains on trading securities	(71)	—	—
Changes in assets and liabilities which (decreased) increased cash:
Investment in trading securities	(30,102)	—	—
Accounts receivable	(253)	64	438
Inventories	(937)	(1,642)	(2,555)
Other current assets	(956)	(594)	(1,048)
Accounts payable and accrued liabilities	1,348	626	(1,822)
Income tax refunds, net	—	1,062	—
Lease inducement payment	—	(1,169)	—
Other noncurrent assets and noncurrent liabilities, net	(74)	272	(1,210)

Net cash used in operations	(46,854)	(856)	(2,221)

Investing activities:
Proceeds from the sale of Centaur Communications, Ltd., net of expenses	68,852	—	—
Acquisition of 70% interest in real estate joint venture, net of cash acquired of $16	—	(7,702)	(1,000)
Additions to real estate held for sale or lease	(7,320)	(6,185)	(3,420)
Proceeds from sale of properties, net of expenses	3,016	—	—
Proceeds from foreign exchange contract	1,070	—	—
Additions to property and equipment	(603)	(736)	(2,478)
Other, net	(143)	—	(145)

Net cash provided by (used in) investing activities	64,872	(14,623)	(7,043)

Financing activities:
Payments of debt	(11,550)	(706)	(893)
Increase in debt	1,500	16,225	10,925
Debt issuance costs	—	(66)	(771)
Exercise of stock options	1,000	20	4
Other, net	(159)	—	—

Net cash (used in) provided by financing activities	(9,209)	15,473	9,265

Net increase (decrease) in cash and cash equivalents	8,809	(6)	1
Cash and cash equivalents at beginning of year	18	24	23

Cash and cash equivalents at end of year	$8,827	$18	$24

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

        Through March 10, 2004, Griffin had an investment in Centaur Communications, Ltd. ("Centaur") which it accounted for under the equity method of accounting for investments. Centaur reported on a June 30 fiscal year in accordance with generally accepted accounting principles in the United Kingdom. However, Griffin reported its share of equity in Centaur's earnings (losses) based upon Griffin's fiscal year. Griffin converted Centaur's financial statements to accounting principles generally accepted in the United States of America and translated balance sheet information at the exchange rate as of the balance sheet date and used the average exchange rates over the respective periods to translate the statement of operations. Substantially all of Griffin's investment in Centaur represented the excess of the cost of Griffin's investment over the book value of its equity in Centaur (representing publishing rights and goodwill) and, through fiscal 2002, was being amortized on a straight-line basis over 30-40 years, which commenced in 1985. Effective in fiscal 2003, Griffin no longer amortized goodwill related to its investment in Centaur (see below), but continued to amortize publishing rights over 30 years. On March 10, 2004 Griffin completed the sale of Centaur (see Note 2).

        In connection with the preparation of its financial statements for the fiscal year ended November 27, 2004, Griffin determined that it had inadvertently reported certain intercompany revenue and expenses of the same amount in each period related to property management activities at Griffin's real estate business. Accordingly, in the fourth quarter of fiscal 2004, Griffin revised rental revenue and related costs to eliminate the duplicated amounts for all periods presented. The revisions, which Griffin believes are not material, decreased both revenue and related costs in the fiscal years ended November 29, 2003 and November 30, 2002 by $1,059 and $937, respectively, to eliminate those offsetting intercompany amounts that were inadvertantly included in prior periods. The revisions have no effect on previously reported gross profit, operating profit (loss), net income (loss) or net income (loss) per share in any of Griffin's previously issued consolidated statements of operations. In addition, the revisions have no effect on any of Griffin's previously issued consolidated balance sheets or consolidated statements of cash flows.

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

  Fiscal Year

        Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal years 2004, 2003 and 2002 each contained 52 weeks and ended November 27, 2004, November 29, 2003 and November 30, 2002, respectively.

  Cash and Cash Equivalents

        Cash equivalents are composed of highly liquid investments with insignificant interest rate risk and an original maturity of three months or less, and are recorded at market. As of November 27, 2004, $8,791 of the cash and cash equivalents included on Griffin's consolidated balance sheet was held in the form of money market funds. There were no cash equivalents included on Griffin's November 29, 2003 consolidated balance sheet.

  Investments

        Griffin's short-term investments are comprised of equity and debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the securities are carried at their fair value based upon the quoted market prices of those investments at the balance sheet date, and the net realized and unrealized gains and losses on these investments are included in pretax income (loss).

        Griffin's investment in the common stock of Centaur Holdings, plc is accounted for as an available-for-sale security under SFAS No. 115, whereby increases or decreases in the value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, are included in other comprehensive income (loss).

        Griffin's investment in a real estate joint venture is accounted for under the equity method. This investment is included in other assets on Griffin's balance sheet.

        Griffin's investments in Shemin Acquisition Corporation ("Acquisition") and Linguaphone Group, Ltd. ("Linguaphone") are accounted for under the cost method of accounting for investments. These investments are included in other assets on Griffin's balance sheet.

  Inventories

        Griffin's inventories are stated at the lower of cost or market using the average cost method. Nursery stock includes certain inventories which will not be sold or used within one year. It is industry practice to include such inventories in current assets.

  Stock-Based Compensation

        Griffin accounts for stock options using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148, which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation. Griffin's reported results would have been the following pro forma amounts under the method prescribed by SFAS No. 123:

	For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Net income (loss), as reported	$30,998	$(2,349)	$2,925
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(125)	(267)	(332)

Net income (loss), pro forma	$30,873	$(2,616)	$2,593

Adjusted net income (loss) for computation of diluted per share results, proforma	$30,835	$(2,659)	$2,310

Basic net income (loss) per common share, as reported	$6.31	$(0.48)	$0.60

Basic net income (loss) per common share, pro forma	$6.29	$(0.54)	$0.53

Diluted net income (loss) per common share, as reported	$6.06	$(0.49)	$0.53

Diluted net income (loss) per common share, pro forma	$6.04	$(0.55)	$0.46

        The weighted average fair values of each option granted during fiscal 2004, fiscal 2003, and fiscal 2002, were $11.59, $5.63, and $7.15, respectively, estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model to calculate the fair value of each option:

	For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Expected volatility	48.0%	47.0%	46.0%
Range of risk free interest rates	3.9%	2.4-3.0%	4.6-4.8%
Expected option term (in years)	5	5	5
Dividend yield	none	none	none

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

  Impairment of Investments in Long-Lived Assets

        Griffin periodically reviews its long-lived assets to determine if there are indicators of impairment. When indicators of impairment are present, Griffin evaluates the carrying value of the assets in relation to their fair values and to the operating performance and future undiscounted cash flows of the underlying assets. Griffin adjusts the net book value of an underlying asset if its fair value is determined to be less than book value.

        Griffin also periodically reviews the recoverability of its development costs, including expected remediation costs on current projects, that are included in real estate held for sale or lease. To the extent that carrying value exceeds the fair value of a project's development costs, an impairment loss is recorded. There were no impairment losses recorded in the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002.

  Revenue and Gain Recognition

        In the landscape nursery business, sales and the related cost of sales are recognized upon shipment of products. Sales returns are not material. All amounts billed to customers for shipping and handling are included in net sales and the costs of shipping and handling are included in cost of sales.

        In the real estate business, revenue includes rental revenue from Griffin Land's commercial and industrial properties and proceeds from property sales. Rental revenue is accounted for in accordance with SFAS No. 13, "Accounting for Leases." Gains on property sales are recognized in accordance with SFAS No. 66, "Accounting for Sales of Real Estate," based on the specific terms of each sale.

  Goodwill and Other Intangible Assets

        At the beginning of fiscal 2003, Griffin adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill is no longer amortized, but is subject to periodic tests for impairment based upon fair values. Griffin did not incur a charge for impairment upon adoption of SFAS No. 142. Accordingly, there is no amortization of goodwill included in Griffin's results from its equity investment in Centaur in fiscal 2003 and in fiscal 2004 through the date Griffin sold its investment in Centaur. The following reflects adjustments to the fiscal 2002 results as if SFAS No. 142 had been adopted in that year:

For the Fiscal Year Ended Nov. 30, 2002
Net income, as reported	$2,925
Add back: goodwill amortization related to equity investment	457

Adjusted net income	$3,382

Reported basic net income per share	$0.60

Adjusted basic net income per share	$0.70

Reported diluted net income per share	$0.53

Adjusted diluted net income per share	$0.62

        Griffin's other intangible assets consist principally of the value of above-market and below-market in-place leases and customer relationships with tenants recorded in connection with Griffin's acquisition in fiscal 2003 of a 70% interest in a joint venture that owned two multi-story office buildings. Amortization of the value of above-market and below-market leases is determined on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants is determined on a straight-line basis over the lease terms and anticipated renewal periods. Other intangible assets are included in other assets on Griffin's balance sheet.

  Recent Accounting Pronouncements

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative contracts entered into or modified after June 30, 2003. Griffin does not currently have any derivative instruments. This new standard did not have an impact on Griffin's financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new standard requires an issuer to classify certain financial instruments as liabilities or, in some instances, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This new standard did not have an impact on Griffin's financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (an amendment of ARB No. 43, Chapter 4)." This new standard requires the recognition of abnormal inventory costs related to idle facility expenses, freight, handling costs and spoilage as period costs. SFAS No. 151 will be effective for Griffin in fiscal 2006 and is not expected to have a material impact on Griffin's financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This new standard supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R requires an issuer to recognize the cost of employee services received in exchange for an award of equity instruments. Therefore, the cost of rewarding equity instruments will be recognized in Griffin's financial statements rather than disclosed in a pro forma statement in the financial statement footnotes. SFAS No. 123R will be effective for Griffin in the fourth quarter of fiscal 2005. Management has not yet fully evaluated the effect of SFAS No. 123R on Griffin's financial statements and has not determined the method of adoption it will use to implement SFAS No. 123R.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29)." This new standard requires an issuer to measure and recognize nonmonetary exchanges which are anticipated to have an impact on future cash flows. SFAS No. 153 will be effective for Griffin in the fourth quarter of fiscal 2005 and is not expected to have any impact on Griffin's financial statements.

  Environmental Matters

        Environmental expenditures are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. There were no liabilities recorded related to environmental assessments as of November 27, 2004 and November 29, 2003.

  Fair Value of Financial Instruments

        The amounts included in the financial statements for short-term investments, accounts receivable, accounts payable and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of Griffin's other financial instruments are discussed in Note 5.

  Earnings Per Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the average number of common shares outstanding during the year. The calculation of diluted net income (loss) per common share includes adjusting Griffin's net income (loss) to include the effect of stock options outstanding at Griffin's equity investee, Centaur, for the 100 day period from December 1, 2003 through March 9, 2004, fiscal 2003 and fiscal 2002, and adjusting outstanding shares, assuming conversion of all potentially dilutive Griffin stock options.

  Risks and Uncertainties

        Griffin's future results of operations involve a number of risks and uncertainties. Factors that could affect Griffin's future operating results and cause actual results to vary materially from historical results include, but are not limited to, the geographical concentration of Griffin Land's real estate holdings, the effect of weather on the landscape nursery business, credit risk and market risk.

        Griffin Land's real estate holdings are currently concentrated in the Hartford, Connecticut area. Changes in the local economy could adversely impact Griffin Land's leasing operations.

        Imperial's inventory and sales are subject to risk from drought or excessive rain. The landscape nursery business is highly seasonal, with the majority of sales occurring in the spring (Griffin's fiscal second quarter). Adverse weather during the peak spring selling season could impact landscape nursery sales. In the future, certain customers may require Imperial to ship product on a consignment basis, whereby Imperial would be exposed to risk of inventory loss while the product is in the customers' possession.

        Griffin Land and Imperial conduct business based on periodic evaluations of their customers' financial condition and generally do not require collateral. These evaluations require significant judgment and are based on multiple sources of information such as historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. Griffin does not believe a significant risk of loss from a concentration of credit exists for Griffin Land or Imperial.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin's cash equivalents and short-term investments. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk, and investments with maturities principally less than three months that are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

  Reclassifications

        Certain prior year balances have been reclassified to conform with the current year presentation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. The more significant estimates include, among others, the allowance for doubtful accounts, the inventory reserves, deferred taxes, net realizable value of real estate held for sale or lease and the assumptions used in determining the accrual for postretirement benefits.

2.    Sale of Centaur Communications, Ltd.

        On March 10, 2004, Griffin completed the sale of its equity investment in Centaur to a newly formed company, Centaur Holdings. At the time of the sale, Griffin held 5,428,194 B Ordinary shares of Centaur common stock, representing approximately 32% of Centaur's outstanding common stock. The sale agreement between Griffin, holders of A Ordinary shares of Centaur and the holder of C Ordinary shares of Centaur (collectively, the "Sellers") and Centaur Holdings contains certain warranties. Warranty claims by Centaur Holdings must first exceed £1 million in the aggregate (approximately $1.8 million based on the foreign currency exchange rate in effect at the time of the sale) before the Sellers are required to make any payments. The warranty period expires on September 30, 2005, except for warranties related to income taxes and pension liabilities, which expire on September 30, 2010. To date, there have not been any warranty claims made. In conjunction with this transaction, Centaur Holdings completed an initial public offering of its common stock, which was originally traded on the Alternative Investment Market of the London Stock Exchange and is currently trading on the London Stock Exchange.

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

        Included in Griffin's pretax income for fiscal 2004 is a gain on the sale of Centaur of $51.1 million and a foreign currency exchange gain of $1.1 million related to the sale (see Note 10). In connection with the Centaur transaction, substantially all of the stock options of Centaur were exercised immediately prior to the closing of the transaction, which resulted in Griffin's ownership being reduced from 35% to 32%. The gain of approximately $2.3 million that resulted from the dilution of Griffin's ownership is included in the gain on the sale of that investment. Griffin's remaining investment in Centaur Holdings is recorded based on the fair market value of that investment. At the time of the sale, approximately $5.4 million was reported as other comprehensive income, reflecting the difference, net of tax, between the estimated fair market value of Griffin's investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur that remained as a result of receiving Centaur Holdings common stock as part of the sale proceeds. From the date of the transaction through November 27, 2004, Griffin recorded an other comprehensive loss of $0.2 million reflecting the reduction, net of tax, of the fair market value of Centaur Holdings (see Note 10).

        Prior to the sale, Griffin accounted for its investment in Centaur under the equity method of accounting for investments. The unaudited summarized financial data of Centaur presented below were derived from consolidated financial information of Centaur for the 100 day period from December 1, 2003 through March 9, 2004 and the twelve month periods ended November 30, 2003 and November 30, 2002. Griffin's equity income for the 100 day period from December 1, 2003 through March 9, 2004 and fiscal 2003 included $101 and $369, respectively, in each period for amortization of publishing rights. Griffin's equity income from Centaur in fiscal 2002 included $578 for amortization of the excess of the cost of Griffin's investment over its respective share of Centaur's book value (representing publishing rights and goodwill). Griffin's equity income from Centaur also reflects adjustments necessary to present Centaur's results for the respective periods in accordance with generally accepted accounting principles in the United States of America.

		Twelve Months Ended,
	From Dec. 1, 2003 through Mar. 9, 2004	Nov. 30, 2003	Nov. 30, 2002
Net sales	$31,972	$102,973	$95,298
Costs and expenses	29,753	97,540	106,050

Operating profit (loss)	2,219	5,433	(10,752)
Nonoperating expenses	(319)	(2,511)	(2,113)

Pretax income (loss)	1,900	2,922	(12,865)
Income tax provision (benefit)	670	1,507	(1,084)

Net income (loss) from continuing operations	1,230	1,415	(11,781)
Gain on sale of discontinued operation, net of tax	—	—	23,781

Net income	$1,230	$1,415	$12,000

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

        Also included in Griffin's equity results from Centaur in the fiscal year ended November 30, 2002 was a charge for goodwill impairment at Centaur of which Griffin's equity share was $5.0 million. Centaur's income tax benefit from continuing operations in the fiscal year ended November 30, 2002 includes the effect of a reduction of a valuation allowance on certain deferred tax assets related to prior years operating losses of a subsidiary of Centaur. Griffin's equity share of this item was $0.7 million. The income tax provision (benefit) of Centaur reflects the nondeductability of certain expenses under tax laws in the United Kingdom.

        A reconciliation of Centaur's income to Griffin's equity income as reflected on the statements of operations is as follows:

		For the Fiscal Years Ended,
	For the Period Nov. 30, 2003 through March 9, 2004
		Nov. 29, 2003	Nov. 30, 2002
Griffin's equity share of Centaur's net income (approximately 35%)	$429	$495	$4,220
Amortization of publishing rights	(101)	(369)	(369)
Amortization of goodwill	—	—	(209)
Restatement of earnings (see below)	—	216	—
Other	—	91	—

Griffin's equity income	$328	$433	$3,642

        The following table reflects Centaur's financial position as of November 30, 2003:

Current assets	$25,275
Intangible assets	9,732
Other noncurrent assets	10,975

Total assets	$45,982

Current liabilities	$30,047
Other noncurrent liabilities	2,581

Total liabilities	32,628
Stockholders' equity	13,354

Total liabilities and stockholders' equity	$45,982

        In Centaur's year ended June 30, 2003, Centaur recorded a tax expense and a deferred tax liability of $883 related to an error pertaining to its year ended June 30, 1996. Such expense was reflected in Centaur's results for the twelve month period ended November 30, 2003 as set forth above, which results are used by Griffin to record its equity share of Centaur's earnings. In recording its equity share of Centaur's earnings for Griffin's year ended November 30, 2003, Griffin excluded its $216 equity share of this 1996 expense and restated its investment in Centaur and corresponding equity (additional paid in capital) by $216 as of November 27, 1999, the earliest balance sheet date reported in Griffin's fiscal 2003 financial statements.

3.    Industry Segment Information

        Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

	For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Total revenue
Landscape nursery net sales	$27,421	$26,803	$25,212
Rental revenue and property sales	13,762	10,298	7,812

	$41,183	$37,101	$33,024

Operating profit (loss)
Landscape nursery	$(2,152)	$(1,581)	$(1,921)
Real estate	784	1,500	1,142

Industry segment totals	(1,368)	(81)	(779)
General corporate expense	(3,028)	(1,752)	(1,509)

Operating loss	(4,396)	(1,833)	(2,288)
Gain on sale of Centaur Communications, Ltd.	51,107	—	—
Foreign currency exchange gain	1,070	—	—
Interest expense, net of interest income, dividend income, and gains on short-term investments	(1,987)	(2,582)	(1,593)

Income (loss) before income tax provision (benefit)	$45,794	$(4,415)	$(3,881)

	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Identifiable assets
Landscape nursery	$50,330	$50,904	$50,306
Real estate	72,958	71,124	58,431

Industry segment totals	123,288	122,028	108,737
General corporate (consists primarily of investments)	53,109	23,693	24,003

	$176,397	$145,721	$132,740

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Landscape nursery	$580	$700	$2,451	$1,346	$1,295	$1,172
Real estate	7,343	6,221	3,447	3,249	3,064	1,911

Industry segment totals	7,923	6,921	5,898	4,595	4,359	3,083
General corporate	—	—	—	360	150	143

	$7,923	$6,921	$5,898	$4,955	$4,509	$3,226

        Griffin revised previously reported rental revenue and related costs in the same amount to eliminate certain duplicated amounts included in the prior years (see Note 1). The effect of these revisions, which Griffin believes are not material, was to decrease both revenue and related costs of the real estate segment in the fiscal years ended November 29, 2003 and November 30, 2002 by $1,059 and $937, respectively. The revisions have no effect on previously reported real estate segment operating profit or previously reported identifiable assets of the real estate segment.

        Revenue for the real estate segment in the fiscal year ended November 27, 2004 and November 30, 2002 includes property sales revenue of $3,275 and $533, respectively. There were no property sales in the fiscal year ended November 29, 2003. Revenue from the real estate segment in the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002 also includes other miscellaneous revenue of $110, $121 and $527, respectively.

        See Note 2 regarding the sale of Centaur in fiscal 2004 and Note 9 for information on Griffin's investment in Centaur Holdings.

4.    Income Taxes

        Griffin's income tax provisions and deferred tax assets and liabilities in the accompanying financial statements have been calculated in accordance with SFAS No. 109 "Accounting for Income Taxes." The income tax (benefit) provision for fiscal 2004, fiscal 2003 and fiscal 2002 are summarized as follows:

	For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Current federal	$14,622	$(111)	$(2,837)
Current state and local	(153)	90	46
Deferred federal	644	(1,391)	(198)
Deferred state and local	11	(221)	(175)

Total income tax provision (benefit)	$15,124	$(1,633)	$(3,164)

        In addition, a deferred tax liability of $1,818 was included as a charge to other comprehensive income (loss) in fiscal 2004 related to the deferred gain on the sale of Centaur and the mark to market adjustment on the investment in Centaur Holdings.

        The reasons for the difference between the United States statutory income tax rate and the effective rates are shown in the following table:

	For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Tax provision (benefit) at statutory rates	$16,027	$(1,501)	$(1,320)
Foreign tax credits and Section 78 gross-up	(2,911)	—	—
Basis difference on investment in Centaur Holdings	2,231	—	—
Reversal of accrued tax liability	(238)	—	(1,508)
State and local taxes	67	(149)	(141)
Tax liability adjustments	19	—	(131)
Permanent items	12	12	(53)
Other	(83)	5	(11)

Total income tax provision (benefit)	$15,124	$(1,633)	$(3,164)

        The reversal of accruals for income tax liability in fiscal 2004 and fiscal 2002 reflect the favorable settlement of tax examinations of earlier years. The tax examinations were made on tax returns filed by Culbro Corporation ("Culbro"), Griffin's parent company prior to distribution (the "Distribution") of Griffin common stock to Culbro's stockholders in 1997. The accrual for income taxes was assumed by Griffin from Culbro at the time of the Distribution for unresolved tax examinations of earlier years. Under a Tax Sharing Agreement between Griffin and Culbro, Griffin remained liable after the Distribution for tax assessments related to certain items included on Culbro's consolidated income tax returns. The Tax Sharing Agreement provided, among other things, for the allocation between Culbro and Griffin of federal, state, local and foreign tax liabilities for all periods that Griffin was a wholly-owned subsidiary of Culbro. With respect to the consolidated tax returns filed by Culbro, the Tax Sharing Agreement provides that Griffin remained liable for any amounts that Culbro would have been required to pay with respect to any deficiencies assessed through the date that the common stock of Griffin was distributed to Culbro shareholders, generally as if Griffin had filed separate tax returns.

        The significant components of Griffin's current deferred tax asset and noncurrent deferred tax (liability) asset are shown below. Griffin's noncurrent deferred tax asset is included in other assets on Griffin's consolidated balance sheet as of November 29, 2003.

	Nov. 27, 2004	Nov. 29, 2003
Inventory	$1,456	$1,651
State net operating loss carryforwards	—	88
Other	116	73

Current deferred tax asset	$1,572	$1,812

	Nov. 27, 2004	Nov. 29, 2003
Deferred gain on sale of Centaur	$(1,950)	$—
Depreciation	(1,779)	(1,942)
Deferred gain on sale of SSCs	576	560
Retirement benefit plans	518	379
Write-down of investment (net of valuation allowance of $250 in each year)	175	163
Federal and state net operating loss credit carryforwards	335	1,406
Mark to market adjustment to other comprehensive income (loss) on Centaur Holdings investment	132	—
Other	14	(312)

Noncurrent deferred tax (liability) asset	$(1,979)	$254

        At November 27, 2004, Griffin had state net operating loss carryforwards of $4.7 million, principally in Connecticut, which will not expire for eighteen years.

5.    Long-Term Debt

        Long-term debt includes:

	Nov. 27, 2004	Nov. 29, 2003
Nonrecourse mortgages:
8.54% due July 1, 2009	$7,842	$7,914
6.08% due January 1, 2013	9,433	9,610
6.30% due May 1, 2014	1,436	—
8.13% due April 1, 2016	5,853	6,019
7.0% due October 1, 2017	7,410	7,537

Total nonrecourse mortgages	31,974	31,080
Credit Agreement	—	10,725
Capital leases	360	360

Total	32,334	42,165
Less: current portion	(855)	(11,428)

Total long-term debt	$31,479	$30,737

        The annual principal payment requirements under the terms of the mortgages for the years 2005 through 2009 are $702, $756, $811, $869, and $8,293, respectively. The aggregate book value of land and buildings under the mortgages was $30.8 million at November 27, 2004.

        As a result of the proceeds received from the sale of Centaur (see Note 2), Griffin repaid the entire amount then outstanding ($18.4 million) under its Credit Agreement (the "Credit Agreement") with Fleet National Bank and subsequently terminated the Credit Agreement, which was scheduled to expire in February 2005. Accordingly, unamortized debt issuance costs of approximately $0.3 million are included in general and administrative expense in fiscal year 2004. The Credit Agreement balance was included in the current portion of long-term debt at November 29, 2003. The amount outstanding at November 29, 2003 under the Credit Agreement had a weighted average interest rate of 3.63%.

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

        At November 27, 2004 and November 29, 2003, the fair values of Griffin's mortgages were $33.2 million and $32.3 million, respectively. Fair value was based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral. Management believes that because of its variable interest rate, the amount included on Griffin's balance sheet for the Credit Agreement at November 29, 2003 reflects its fair value.

        Future minimum lease payments under capital leases, principally for transportation equipment, and the present value of such payments as of November 27, 2004 were:

2005	$173
2006	104
2007	71
2008	33
2009	2

Total minimum lease payments	383
Less: amounts representing interest	(23)

Present value of minimum lease payments (a)	$360

(a)
Includes current portion of $153 at November 27, 2004.

        At November 27, 2004 and November 29, 2003, machinery and equipment included capital leases amounting to $328 and $257, respectively, which is net of accumulated amortization of $399 at both November 27, 2004 and November 29, 2003. Amortization expense relating to capital leases in fiscal 2004, fiscal 2003 and fiscal 2002 was $143, $147 and $174, respectively.

6.    Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2004, fiscal 2003 and fiscal 2002 were $160, $155 and $152, respectively.

  Deferred Compensation Plan

        Griffin maintains a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Griffin's liability under its Deferred Compensation Plan at November 27, 2004 and November 29, 2003 was $637 and $430, respectively. These amounts are included in other noncurrent liabilities on Griffin's balance sheet. The expense for Griffin's matching benefit to the Deferred Compensation Plan in fiscal 2004, fiscal 2003 and fiscal 2002 was $24, $25 and $20, respectively. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets.

  Postretirement Benefits

        Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its employees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin's balance sheet.

        Griffin's liability for postretirement benefits, as determined by the Plan's actuary, is shown below. None of these liabilities have been funded as of November 27, 2004 and November 29, 2003.

	For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003
Benefit obligation at beginning of year	$603	$533
Interest cost	48	47
Service cost	32	21
Amortization of actuarial loss	9	10
Benefits paid	(11)	(8)

Benefit obligation at end of year	$681	$603

	Nov. 27, 2004	Nov. 29, 2003
Retirees	$106	$71
Fully eligible active participants	314	452
Other active participants	510	328
Unrecognized net loss from experience differences and assumption changes	(249)	(248)

Liability for postretirement benefits	$681	$603

        The components of Griffin's postretirement benefits expense are as follows:

	For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Service cost	$32	$21	$25
Interest	48	47	35
Amortization of actuarial loss	9	10	2

Total expense	$89	$78	$62

        An assumed health care cost trend of 11% has been utilized for the next year, with an ultimate assumed rate of 5% being reached in 2013. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost	$7	$(6)
Effect on postretirement benefit obligation	65	(59)

        Discount rates of 5.80% and 6.25% were used to compute the accumulated postretirement benefit obligations at November 27, 2004 and November 29, 2003, respectively.

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

2005	$18
2006	22
2007	26
2008	33
2009	41

7.    Stockholders' Equity

  Per Share Results

        Basic and diluted per share results were based on the following:

	For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Net income (loss) as reported for computation of basic per share results	$30,998	$(2,349)	$2,925
Adjustment to net income (loss) for assumed exercise of options of equity investee (Centaur)	(38)	(43)	(283)

Adjusted net income (loss) for computation of diluted per share results	$30,960	$(2,392)	$2,642

Weighted average shares outstanding for computation of basic per share results	4,911,000	4,873,000	4,864,000
Incremental shares from assumed exercise of Griffin stock options (a)	197,000	—	107,000

Adjusted weighted average shares for computation of diluted per share results	5,108,000	4,873,000	4,971,000

(a)
Incremental shares from the assumed exercise of Griffin stock options were not included in periods where inclusion of such shares would be anti-dilutive. For the fiscal year ended November 29, 2003 the incremental shares from the assumed exercise of stock options would have been 67,000 shares.

  Griffin Stock Option Plan

        The Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"), adopted in 1997 and subsequently amended, makes available a total of 1,250,000 options to purchase shares of Griffin common stock. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options issued at market value on the date approved by the Board of Directors of Griffin. None of the options outstanding at November 27, 2004 may be exercised as stock appreciation rights.

        The Griffin Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Griffin. A summary of the activity under the Griffin Stock Option Plan is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at December 1, 2001	629,307	$12.18
Exercised in 2002	(2,212)	1.79
Granted in 2002	32,983	15.26
Cancelled in 2002	(4,000)	13.09

Outstanding at November 30, 2002	656,078	12.37
Excercised in 2003	(12,000)	1.69
Granted in 2003	16,164	12.75
Cancelled in 2003	(700)	13.07

Outstanding at November 29, 2003	659,542	12.57
Excercised in 2004	(82,246)	12.16
Granted in 2004	7,218	24.94

Outstanding at November 27, 2004	584,514	$12.78

Number of option holders at November 27, 2004	27

Range of Exercise Prices	Outstanding at Nov. 27, 2004	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
Under $3.00	8,011	$1.88	0.4
$3.00–$11.00	98,172	7.53	1.2
Over $11.00	478,331	14.04	4.3

	584,514

        Of the options issued in fiscal 2004, 4,812 vest on the second anniversary from the date of grant and 2,406 vested upon the date of grant. Of the options issued in fiscal 2003, 6,000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 10,164 vest on the second anniversary from the date of grant. Of the options issued in fiscal 2002, 25,000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 7,983 vested during fiscal 2004. At November 27, 2004, 511,074 options outstanding under the Griffin Stock Option Plan were exerciseable with a weighted average price of $12.55 per share.

8.    Operating Leases

        Future minimum rental payments, principally for Griffin's corporate headquarters, for the next five years under noncancelable leases as of November 27, 2004 were:

2005	$187
2006	184
2007	176
2008	136
2009	1

Total minimum lease payments	$684

        Total rental expense for all operating leases in fiscal 2004, fiscal 2003 and fiscal 2002 was $212, $166 and $158, respectively.

        As lessor, Griffin Land's real estate activities include the leasing of office, flex and industrial space in Connecticut. Future minimum rentals to be received under noncancelable leases as of November 27, 2004 were:

2005	$10,171
2006	9,341
2007	7,212
2008	4,032
2009	3,367
Later years	16,672

$50,795

        Total rental revenue from all leases in fiscal 2004, fiscal 2003 and fiscal 2002 was $10,377, $10,177 and $6,752, respectively.

9.    Investments

  Short-Term Investments

        Griffin's short-term investments are comprised of equity and debt securities, and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the securities are carried at their fair value based upon the quoted market prices of those investments at November 27, 2004, and net realized and unrealized gains and losses on these investments are included in pretax income (loss). The composition of short-term investments at November 27, 2004 is as follows:

	Cost	Market Value
Commercial Paper	$15,015	$15,032
Certificates of Deposit	7,368	7,415
Auction Rate Fixed Income Securities	4,500	4,506
Federal Agency Coupon Notes	3,219	3,220

Total short-term investments	$30,102	$30,173

        Income from cash equivalents, short-term investments and non-current investments for fiscal 2004, fiscal 2003 and fiscal 2002 consists of:

	For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Interest and dividend income	$345	$39	$26
Net realized gains on the sales of short-term investments	84	—	—
Net unrealized gains on short-term investments	71	—	—

	$500	$39	$26

  Centaur Holdings, plc

        In addition to the cash proceeds received from the sale of Centaur (see Note 2), Griffin received 6,477,150 shares of Centaur Holdings common stock (representing approximately 4.4% of its newly issued outstanding common stock), which was initially valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time. Griffin's investment in the common stock of Centaur Holdings is accounted for as an available for sale security under SFAS No. 115. Accordingly, changes in the value of Centaur Holdings, reflecting both changes in the stock price and changes in the foreign currency exchange rate are included, net of income taxes, in Accumulated Other Comprehensive Income (see Note 10). Dividend income of $122 from Centaur Holdings is included in Griffin's fiscal 2004 statement of operations.

  Real Estate Joint Venture

        On December 6, 2002, Griffin acquired the remaining 70% interest in a joint venture for $8.7 million. Griffin previously held a 30% interest in the joint venture. Subsequent to the acquisition, Griffin's investment in the joint venture was terminated. The book value of Griffin's 30% ownership interest in the joint venture was $3.1 million at the time of the acquisition and was reclassified, principally into real estate held for lease. Griffin accounted for its acquisition of the remaining 70% interest in the real estate joint venture in accordance with SFAS No. 141 "Business Combinations", which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Griffin allocated the purchase price to the fair value of the tangible assets of the acquired property (which includes the land, building, and tenant improvements) determined by valuing the property as if it were vacant. The "as-if-vacant" value was allocated to land, buildings, and tenant improvements based on management's determination of the relative fair values of these assets. Above-market and below-market in-place lease values for owned properties were recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of each lease. The capitalized above-market lease values will be amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values will be amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. The aggregate value of other intangible assets acquired was based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management's estimates of value were made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The total amount of other intangible assets acquired were further allocated to customer relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and Griffin's overall relationship with that respective tenant. Griffin's relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), were used in considering the value of tenant relationships. At November 27, 2004 and November 29, 2003, intangible assets of $777 and $879, respectively, net of accumulated amortization of $205 and $103, respectively, are included in other assets on Griffin's balance sheet. Estimated amortization expense over each of the next five years is $103, $102, $103, $47 and $47.

  Shemin Acquisition Corporation

        Griffin holds an approximately 14% interest in Acquisition. Griffin's ownership interest in the common stock of Acquisition is carried at $6.2 million and is included in other assets on Griffin's balance sheet. As a result of Griffin retaining a common equity ownership interest in Acquisition, which acquired Imperial's sales and service centers ("the SSCs") in fiscal 2001, $1.5 million of the gain from the sale of the SSCs was deferred and is offset against the investment in Acquisition on Griffin's balance sheet.

  Linguaphone Group, Ltd.

        Griffin holds an approximately 3% interest in Linguaphone. A valuation allowance for the entire amount of Griffin's investment in Linguaphone is included on Griffin's balance sheet.

10.    Supplemental Financial Statement Information

  Related Party Transactions

        Prior to the Distribution on July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro. On February 27, 1997, Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). At the time the Agricultural Lease was consummated, both Griffin and General Cigar were wholly-owned subsidiaries of Culbro. The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. The rent payable by General Cigar under the Agricultural Lease is approximately equal to the aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased. In fiscal 2004, fiscal 2003 and fiscal 2002 General Cigar made rental payments of $135, $148 and $147, respectively, to Griffin with respect to the Agricultural Lease.

        In 1997 subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional annual periods thereafter. Under the Commercial Lease, General Cigar made rental payments to Griffin in fiscal 2004, fiscal 2003 and fiscal 2002 of $504, $504 and $508, respectively. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease approximated market rates at the time the lease was entered into.

  Accumulated Other Comprehensive Income (Loss)

        In fiscal 2002, fiscal 2003 and through March 10, 2004, the date Griffin's investment in Centaur was sold, accumulated other comprehensive income included the effect of translation adjustments of Griffin's former equity investment in Centaur (see Note 2). At the time of the sale of Centaur, accumulated other comprehensive income was recorded to reflect the difference in the fair market value of the investment in Centaur Holdings received as part of the consideration in the sale of Centaur, and the related carrying value as an available for sale security as of the transaction date. Subsequent to that date, changes in the fair market value of Centaur Holdings, including changes in its stock price and changes in the foreign currency exchange rate were included in accumulated other comprehensive income.

        The amounts recorded in other comprehensive income (loss) are as follows:

	For the Fiscal Years Ended,
	Nov. 27, 2004	Nov. 29, 2003	Nov. 30, 2002
Balance at beginning of year	$271	$(128)	$247
Effect of foreign currency exchange rate changes related to equity investment in Centaur Communications, Ltd.	302	399	(375)
Transfer to pretax income as a result of the sale of Centaur Communications, Ltd.	(494)	—	—
Increase to record the initial investment in Centaur Holdings, plc at fair market value, net of tax of $3,012	5,360	—	—
Increase in value of Centaur Holdings, plc, due to exchange gain, net of tax of $197	367	—	—
Reduction in fair market value at year end of Centaur Holdings, plc, net of tax benefit of $330	(602)	—	—

Balance at end of year	$5,204	$271	$(128)

        Included in the tax effect of amounts recorded to other comprehensive income (loss) in the fiscal year ended November 27, 2004 was $1,061 reflecting income tax payments made during the year related to the gain on the sale of Centaur.

  Inventories

        Inventories consist of:

	Nov. 27, 2004	Nov. 29, 2003
Nursery stock	$31,737	$31,381
Materials and supplies	1,096	1,320

	32,833	32,701
Reserves	(649)	(305)

	$32,184	$32,396

        Although all inventories are classified as a current asset based upon industry practice (see Note 1), approximately $15.3 million of the inventory at November 27, 2004 is not currently expected to be sold within twelve months of the balance sheet date.

  Property and Equipment

        Property and equipment consist of:

	Estimated Useful Lives	Nov. 27, 2004	Nov. 29, 2003
Land		$1,283	$1,259
Land improvements	10 to 20 years	5,274	5,183
Buildings	10 to 40 years	3,033	3,028
Machinery and equipment	3 to 20 years	16,054	15,309

		25,644	24,779
Accumulated depreciation		(14,334)	(12,860)

		$11,310	$11,919

        Total depreciation expense related to property and equipment in fiscal 2004, fiscal 2003 and fiscal 2002 was $1,425, $1,430 and $1,291, respectively.

  Real Estate Held for Sale or Lease

        Real estate held for sale or lease consists of:

		November 27, 2004
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,252	$4,101	$5,353
Land improvements	15 years	—	4,992	4,992
Buildings	40 years	—	61,279	61,279
Development costs		4,939	6,998	11,937

		6,191	77,370	83,561
Accumulated depreciation		—	(17,518)	(17,518)

		$6,191	$59,852	$66,043

		November 29, 2003
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,330	$4,101	$5,431
Land improvements	15 years	9	4,522	4,531
Buildings	40 years	—	57,481	57,481
Development costs		6,880	5,073	11,953

		8,219	71,177	79,396
Accumulated depreciation		—	(14,743)	(14,743)

		$8,219	$56,434	$64,653

        Griffin capitalized interest in fiscal 2004, fiscal 2003 and fiscal 2002 of $27, $68 and $61, respectively. Total depreciation expense related to real estate held for sale or lease in fiscal 2004, fiscal 2003 and fiscal 2002 was $2,783, $2,567 and $1,762, respectively.

  Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of:

	Nov. 27, 2004	Nov. 29, 2003
Trade payables	$766	$1,511
Accrued salaries, wages and other compensation	1,085	408
Accrued construction costs	1,949	608
Retainage	260	282
Deferred revenue	518	532
Other accrued liabilities	1,343	1,232

	$5,921	$4,573

  Foreign Currency Exchange Contract

        In connection with the sale of Centaur (see Note 2), Griffin entered into a foreign currency exchange forward contract with Fleet National Bank on February 27, 2004. The contract hedged the currency fluctuation of British Sterling between the time the agreement on the sale of Centaur was executed (February 27, 2004) and the date the transaction was closed (March 10, 2004). Griffin's obligation under the contract was fulfilled with the proceeds from the sale of Centaur. As a result of the contract, the exchange rate of the proceeds was higher than the prevailing exchange rate at the time the transaction was completed. Accordingly, Griffin reported a foreign currency exchange gain of $1.1 million related to the sale of its investment in Centaur.

  Supplemental Cash Flow Information

        Griffin incurred capital lease obligations in fiscal 2004, fiscal 2003 and fiscal 2002 of $219, $99 and $67, respectively.

        In fiscal 2004, Griffin made income tax payments of $15,968. In fiscal 2003 and fiscal 2002 Griffin received income tax refunds, net of income tax payments, of $1,062 and $225, respectively. Interest payments, net of capitalized interest, were $2,499, $2,612 and $1,614 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

11.    Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2004 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$2,906	$22,011	$10,835	$5,431	$41,183
Gross profit	572	3,452	593	892	5,509
Net income (loss)	(1,404)	34,807	(1,221)	(1,184)	30,998
Basic net income (loss) per share	(0.29)	7.10	(0.25)	(0.24)	6.31
Diluted net income (loss) per share	(0.29)	6.79	(0.25)	(0.24)	6.06
2003 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$2,804	$21,623	$7,200	$5,474	$37,101
Gross profit	839	4,051	824	932	6,646
Net income (loss)	(1,652)	486	(1,186)	3	(2,349)
Basic net income (loss) per share	(0.34)	0.10	(0.24)	0.00	(0.48)
Diluted net income (loss) per share	(0.34)	0.10	(0.25)	(0.01)	(0.49)

        The landscape nursery business is highly seasonal, with net sales peaking in the spring, which is included in Griffin's second quarter.

        Griffin revised previously reported revenue amounts to eliminate certain duplicated amounts (see Note 1). These revisions, which Griffin believes are not material, did not affect previously reported interim gross profit, net income (loss) or net income (loss) per share amounts. The effects of these revisions are as follows:

2004 Quarters	1st	2nd	3rd
Total revenue (as previously reported)	$3,095	$22,265	$11,081
Adjustment	(189)	(254)	(246)

Total revenue (as revised)	$2,906	$22,011	$10,835

2003 Quarters	1st	2nd	3rd	4th
Total revenue (as previously reported)	$3,101	$21,863	$7,452	$5,744
Adjustment	(297)	(240)	(252)	(270)

Total revenue (as revised)	$2,804	$21,623	$7,200	$5,474

12.    Commitments and Contingencies

        In fiscal 2004, Griffin Land agreed to terminate a lease on one of its buildings in connection with leasing that building to a new tenant over a longer term. The new lease is at the same lease rates as the lease being terminated during the term of the original lease. As part of the new lease, Griffin Land required a guarantee from the new tenant's parent company, a public utility. As required under the Public Utility Holding Company Act of 1940, such guarantee must be approved by the Securities and Exchange Commission. As of November 27, 2004, the approval process was not completed. The process was completed as of December 18, 2004 and the termination of the existing lease became effective on that date. As a result of the lease termination, Griffin Land will record the write-off of capitalized costs of approximately $0.1 million related to the original lease in the 2005 first quarter, when the regulatory process to approve the parent company guarantee was completed.

        As of November 27, 2004, Griffin had committed purchase obligations of $4.8 million primarily related to the purchase of plant materials and supplies for the landscape nursery business and the construction of a new industrial building in the real estate business.

        Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin's consolidated financial position, results of operations or cash flows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors of Griffin Land & Nurseries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries at November 27, 2004 and November 29, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 27, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut February 24, 2005

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Griffin maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to Griffin's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we had investments in certain unconsolidated entities. As we did not control or manage those entities, our disclosure controls and procedures with respect to such entities were necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. In particular, we had no ability to independently evaluate Centaur's internal controls over financial reporting, and our disclosure controls and procedures with respect to Centaur (prior to Griffin's sale of its investment in Centaur in fiscal 2004) consisted of inquiries of management (including the chief financial officer) regarding the effectiveness of Centaur's internal controls over financial reporting and the effectiveness of its disclosure controls and procedures.

        As required by SEC Rule 13a-15(b), Griffin carried out an evaluation, under the supervision and with the participation of Griffin's management, including Griffin's Chief Executive Officer and Griffin's Chief Financial Officer, of the effectiveness of the design and operation of Griffin's disclosure controls and procedures as of the end of the fiscal period covered by this report. In preparing its consolidated financial statements for the fiscal year ended November 27, 2004, management identified a significant deficiency in reporting revenue and expenses. The Public Company Accounting Oversight Board Audit defines a "significant deficiency" in Audit Standard No. 2 as a control deficiency or combination of control deficiencies that adversely affects Griffin's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more-than-remote likelihood that a misstatement of Griffin's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency identified by management relates to the reporting of intercompany revenue and expenses in identical amounts for transactions related to property management operations in Griffin's real estate business. The duplicative reporting of intercompany revenues and expenses resulted from internal control over financial reporting which did not eliminate these amounts in its income statement. The effect of the significant deficiency was to overstate revenue and cost of sales by the same amount, which management believes was inadvertent and not material because there was no effect on previously reported gross profit, operating profit (loss), net income (loss) or net income (loss) per share in any of Griffin's consolidated statements of operations, and there was no effect on Griffin's consolidated balance sheets or statements of cash flows for any prior period. Moreover, the significant deficiency did not result in noncompliance with any financial covenants, regulatory requirements or change in management compensation, nor did it conceal any unlawful transactions. Based on the foregoing, Griffin's Chief Executive officer and Chief Financial Officer concluded that Griffin's disclosure controls and procedures were effective at the reasonable assurance level as of November 27, 2004. In addition, management has remediated the significant deficiency by instituting internal controls over financial reporting measures designed to ensure accurate reporting of revenue and expense without duplication.

        There has been no change in Griffin's internal controls over financial reporting during Griffin's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Griffin's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Edgar M. Cullman	87	Chairman of the Board and Director
Frederick M. Danziger	64	President, Chief Executive Officer and Director
Anthony J. Galici	47	Vice President, Chief Financial Officer and Secretary
John L. Ernst	64	Director
Winston J. Churchill, Jr.	64	Director
Thomas C. Israel	60	Director
Alan Plotkin	59	Director
David F. Stein	64	Director
Gregory M. Schaan	47	President and Chief Executive Officer of Imperial Nurseries, Inc.

Edgar M. Cullman has been the Chairman of the Board of Griffin since April 1997. He has been Chairman of the Board of General Cigar Holdings, Inc., since December 1996. From 1962 to 1996 he served as Chief Executive Officer of Culbro Corporation. Mr. Cullman served as a Director of Culbro Corporation from 1961 until 1997 and was Chairman of Culbro Corporation from 1975 until 1997. Mr. Cullman is a Director of Bloomingdale Properties, Inc. and was a Director of Centaur Communications, Ltd. through March 9, 2004. Edgar M. Cullman is the uncle of John L. Ernst and the father-in-law of Frederick M. Danziger.

Frederick M. Danziger has been a Director and the President and Chief Executive Officer of Griffin since April 1997, and was a Director of Culbro Corporation from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Danziger was Of Counsel to the law firm of Latham & Watkins from 1995 until 1997. From 1974 until 1995, Mr. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Danziger also is a Director of Monro Muffler/Brake, Inc. and Bloomingdale Properties, Inc. and was a Director of Centaur Communications, Ltd. through March 9, 2004.

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

Winston J. Churchill, Jr. has been a Director of Griffin since April 1997. Mr. Churchill, Jr. is also a Director of Amkor Technology, Inc., Innovative Solutions and Support, Inc. and Auxilium Pharmaceuticals, Inc. He is a managing general partner of SCP Private Equity Partners, L.P., a private equity fund sponsored by Safeguard Scientifics Inc., and is Chairman of Churchill Investment Partners, Inc. and CIP Capital, Inc.

Thomas C. Israel has been a Director of Griffin since July 2000. Mr. Israel is also a Director of Asbury Automotive Group, Inc. Mr. Israel was a Director of Culbro Corporation from 1989 until 1997 and a Director of General Cigar Holdings, Inc. from December 1996 through May 2000. Mr. Israel is Chairman of A.C. Israel Enterprises, Inc., an investment company.

Alan Plotkin has been a Director of Griffin since June 2004. Mr. Plotkin is a practicing attorney and a private investor.

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

Audit Committee

        Griffin's Audit Committee consists of David F. Stein, Chairman, Thomas C. Israel and Alan Plotkin. All of the members of the Audit Committee are independent directors. None of the members of the Audit Committee is considered a financial expert as defined by Item 401(h) of Regulation S-K of the Securities and Exchange Act of 1934. The Audit Committee engaged an accounting and auditing firm as an advisor to the Audit Committee in carrying out its responsibilities, represented by a partner who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies. Griffin has also engaged that accounting and auditing firm to assist in Griffin's preparation for compliance with certain provisions of the Sarbanes-Oxley Act of 2002.

Nominating Committee

        Griffin's Nominating Committee consists of Thomas C. Israel, Chairman, Winston J. Churchill, Jr. and David F. Stein. All of the members of the Nominating Committee are independent. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Nominating Committee believes such a policy is not necessary in that it will consider nominees based on a nominee's qualifications, regardless of whether the nominee is recommended by stockholders. The Nominating Committee does not have a charter and had one meeting in fiscal 2004.

Communication with the Board or Nominating Committee

        Stockholders who wish to communicate with the Board of Directors or the Nominating Committee should address their communications to Thomas C. Israel, Chairman of the Nominating Committee, via first class mail at Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth the annual and long-term compensation for Mr. Danziger, Griffin's President and Chief Executive Officer and Mr. Galici, Griffin's Vice President, Chief Financial Officer and Secretary (the "Named Executive Officers"), as well as the total compensation paid by Griffin during 2004, 2003 and 2002 to the Named Executive Officers.

Summary Compensation Table

							Long Term Compensation Awards
	Annual Compensation
Name and Principal Position						Other Annual Compensation(1)	Securities Underlying Options
	Year	Salary	Bonus
Frederick M. Danziger President and Chief Executive Officer	2004 2003 2002	$444,038 433,078 413,858	$	— — —	(2)	$13,611 13,504 12,727	— — —
Anthony J. Galici Vice President, Chief Financial Officer and Secretary	2004 2003 2002	$217,592 208,558 194,615	$	— — —	(2)	$14,990 15,766 14,559	— — —

(1)
Amounts shown under Other Annual Compensation include matching contributions made by Griffin under its 401(k) Savings Plan and its Deferred Compensation Plan, and other miscellaneous cash benefits, but do not include funding for or receipt of retirement plan benefits. No Executive Officer who would otherwise have been includable in such table resigned or terminated employment during 2004, 2003 or 2002.

(2)
Received a bonus payment in fiscal 2005 related to fiscal 2004.

        There were no awards of restricted stock or payouts pursuant to long-term incentive compensation plans made to any Named Executive Officer in fiscal 2004, fiscal 2003 or fiscal 2002. There were no stock options granted to any Named Executive Officer in fiscal 2004, fiscal 2003 or fiscal 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities Underlying Options Held at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)
Name	Shares Acquired On Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick M. Danziger	45,000	$412,763	255,000	—	$2,952,413	$—
Anthony J. Galici	2,212	35,950	42,384	8,333	542,348	109,432

(1)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $25.42 per share (the average of the high and low prices of Griffin's Common Stock on November 26, 2004) and the exercise price of each stock option.

Compensation of Directors

        Members of the Board of Directors who are not employees of Griffin receive $15,000 per year and $750 for each Board and Committee meeting attended. The chairmen of the Audit, Compensation, and Nominating Committees each receive $5,000 per year. Members of the Audit Committee will each receive an additional $5,000 in 2005 as additional compensation related to increased responsibilities for the adoption of certain provisions of the Sarbanes-Oxley Act. The 1997 Stock Option Plan, as amended, provides that non-employee Directors who are not members of the Cullman & Ernst Group annually receive options exercisable for shares of Common Stock at an exercise price that is the market price at the time of grant. Under the 1997 Stock Option Plan, as amended, the number of shares, subject to options, granted to non-employee Directors upon their reelection to the Board of Directors is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2004 Griffin granted Mr. Churchill, Jr., Mr. Stein, and Mr. Israel each options exercisable for 1,604 shares of Common Stock at the time of their reelection to the Board of Directors. Under the 1997 Stock Option Plan, as amended, newly elected non-employee directors are granted stock options. The number of shares, subject to options, granted to newly elected non-employee directors is equal to $60,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2004, Griffin granted Mr. Plotkin options exercisable for 2,406 shares of Common Stock. Griffin expects to grant additional options to Messrs. Churchill, Jr., Israel, Plotkin and Stein in 2005 consistent with the 1997 Stock Option Plan, as amended.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the nominees for election as directors (who are all current directors), (iii) the Named Executive Officers (as defined in Item 11) and (iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of November 27, 2004.

Name and Address(1)	Shares Beneficially Owned(2)	Percent of Total
Edgar M. Cullman (3)	977,342	17.8
Edgar M. Cullman, Jr. (3)	938,260	17.1
Louise B. Cullman (3)	846,775	15.4
Susan R. Cullman (3)	992,399	18.1
Frederick M. Danziger (3)	526,320	9.6
Lucy C. Danziger (3)	798,080	14.5
John L. Ernst (3)	416,721	7.6
Winston J. Churchill, Jr. SCP Private Equity Partners 1200 Liberty Ridge Dr., Suite 300 Wayne, PA 19087	52,849	1.0
Thomas C. Israel Ingleside Investors 12 East 49th Street New York, NY 10017	22,661	*
Alan Plotkin Law Offices of Alan Plotkin 12 East 49th Street New York, NY 10017	2,406	*
David F. Stein J & W Seligman & Co. 100 Park Avenue New York, NY 10017	51,661	1.0
Anthony J. Galici Griffin Land & Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	53,913	1.0
B. Bros. Realty Limited Partnership (4)	233,792	4.3
Gabelli Funds, Inc. et al (5) Gabelli Funds, Inc. One Corporate Center Rye, NY 10580	1,503,200	27.4
All directors and officers collectively, consisting of 7 persons (6)	2,103,873	38.3

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, NY 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days granted pursuant to the 1997 Stock Option Plan. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of November 27, 2004, a group (the "Cullman and Ernst Group") consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of approximately 2,372,295 shares of Common Stock (approximately 47.84% of the outstanding shares of Common Stock). Among others, Edgar M. Cullman, Edgar M. Cullman, Jr., Mr. Ernst and Mr. Danziger (who is a member of the Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Louise B. Cullman is the wife of Edgar M. Cullman; Edgar M. Cullman, Jr., is the son of Edgar M. Cullman and Louise B. Cullman; Susan R. Cullman and Lucy C. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman; and Lucy C. Danziger is the wife of Frederick M. Danziger.

(3)
Included within the shares shown as beneficially owned by Edgar M. Cullman are 866,204 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by John L. Ernst are 411,321 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Frederick M. Danziger are 209,778 shares in which he holds shared investment and/or voting power. Included within the shares shown as beneficially owned by Edgar M. Cullman, Jr., are 716,918 shares in which he holds shared investment and/or voting power; included with the shares owned by Louise B. Cullman are 743,365 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Susan R. Cullman are 904,634 shares in which she holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Lucy C. Danziger are 728,358 shares in which she holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Messrs. Cullman, Danziger and Ernst disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares.

(4)
The address of B. Bros. Realty LLC ("B. Bros.") is 641 Lexington Avenue, New York, New York 10022. Susan R. Cullman and John L. Ernst are the managers of B. Bros.

(5)
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

(6)
Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	584,514	$12.78	265,433

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

        Edgar M. Cullman, the Chairman of Griffin, is also the Chairman of General Cigar Holdings, Inc. ("GC Holdings"), the successor to Culbro. In addition, certain members of the Cullman & Ernst Group who may be deemed to beneficially own more than five percent of Griffin's Common Stock (see Item 12) also may be deemed to beneficially own more than five percent of the Common Stock of GC Holdings. Prior to the distribution of the common stock of Griffin to Culbro stockholders in 1997 (the "Distribution"), Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), a wholly-owned subsidiary of GC Holdings, as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. In fiscal 2004, fiscal 2003 and fiscal 2002, General Cigar made rental payments of $135,000, $148,000, and $147,000, respectively, to Griffin with respect to the Agricultural Lease.

        In late 1997, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional annual periods thereafter. In fiscal 2004, fiscal 2003 and fiscal 2002 General Cigar made rental payments to Griffin of $504,000, $504,000 and $508,000, respectively, under the Commercial Lease. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease approximated market rates at the time the lease was entered into.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following is a summary of the fees incurred by Griffin from PricewaterhouseCoopers LLP for professional services rendered for fiscal 2004 and fiscal 2003:

	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit fees	$360,675	$187,687
Audit-related fees	61,424	10,948
Tax fees	240,750	88,850
All other fees	—	—

	$662,849	$287,485

        Audit fees consist of fees incurred for professional services rendered for the audit of Griffin's consolidated financial statements (including review of certain financial information of Griffin's former equity investee) and review of Griffin's interim consolidated financial statements. Audit-related fees include fees incurred for professional services rendered for review of Forms 8-K, principally related to the sale of Griffin's investment in Centaur Communications, Ltd., and the audit of Griffin's Savings Plan. Tax fees consist of fees incurred for professional services relating to tax compliance, tax reporting and tax planning. The increase in tax fees in fiscal 2004 as compared to fiscal 2003 principally reflects additional services related to Griffin's sale of Centaur Communications, Ltd. There were no consulting fees paid to PricewaterhouseCoopers LLP in fiscal 2004 and fiscal 2003.

        The Audit Committee's policy is to preapprove all audit, audit-related and tax services to be provided by the independent auditors. During fiscal 2004, all audit, audit-related and tax services were preapproved by the Audit Committee. The Audit Committee has considered the non-audit services provided by PricewaterhouseCoopers LLP and determined that the services provided were compatible with maintaining PricewaterhouseCoopers LLP's independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  (1)     Financial Statements of Griffin Land & Nurseries, Inc. See Item 8

  (a)
  (2)     Financial Statement Schedules
II—Valuation and Qualifying Accounts and Reserves	S-1
III—Real Estate and Accumulated Depreciation	S-2/S-3
  (b)
  Exhibits

Exhibit No.	Description
2.1
Form of Distribution Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)
2.2
Asset Purchase Agreement among Shemin Nurseries, Inc., Shemin Acquisition Corporation and Imperial Nurseries, Inc. dated January 5, 2001 (incorporated by reference to the Form 8-K of Griffin Land & Nurseries, Inc. dated January 26, 2001 filed February 12, 2001)
2.3
Share Acquisition Agreement relating to Centaur Communications, Ltd. dated 27 February 2004, among The Sellers (as defined therein) and Centaur Holdings plc (incorporated by reference to the Form 8-K of Griffin Land & Nurseries, Inc. dated February 27, 2004, filed March 9, 2004)
2.4	Tax Deed Agreement relating to Centaur Communications, Ltd. (incorporated by reference to the Form 8-K of Griffin Land & Nurseries, Inc. dated February 27, 2004, filed March 9, 2004)
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
10.23
Agreement of Purchase and Sale of Partnership Interest between Griffin Land & Nurseries, Inc. and USAA Real Estate Company dated December 5, 2002 (incorporated by reference to Form 10-K dated November 30, 2002, filed February 28, 2003)
10.24
Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank (incorporated by reference to Form 10-K dated November 30, 2002 filed February 28, 2003)
10.25
Second Amendment Agreement dated as of January 31, 2003 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002 (incorporated by reference to Form 10-K dated November 30, 2002 filed February 28, 2003)
10.26
Third Amendment Agreement dated as of May 22, 2003 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002 (incorporated by reference to Form 10-Q dated May 31, 2003, filed July 14, 2003)
10.27
Fourth Amendment Agreement dated as of February 23, 2004 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002 (incorporated by reference to Form 10-K dated November 29, 2003, filed February 25, 2004)
10.28
Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company (incorporated by reference to Form 10-Q dated May 29, 2004, filed July 13, 2004)
14	Griffin Land & Nurseries, Inc. Code of Ethics (incorporated by reference to Form 10-K dated November 29, 2003, filed February 25, 2004)
21	Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 25, 2005.

GRIFFIN LAND & NURSERIES, INC.

BY:	/s/ FREDERICK M. DANZIGER Frederick M. Danziger President and Chief Executive Officer
BY:	/s/ ANTHONY J. GALICI Anthony J. Galici Vice President, Chief Financial Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of February 25, 2005.

Name	Title
/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ EDGAR M. CULLMAN Edgar M. Cullman	Chairman of the Board and Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Director, President and Chief Executive Officer
/s/ JOHN L. ERNST John L. Ernst	Director
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ ALAN PLOTKIN Alan Plotkin	Director
/s/ DAVID F. STEIN David F. Stein	Director

Schedule II-Valuation and Qualifying Accounts and Reserves

(dollars in  thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year

For fiscal year ended November 27, 2004

Reserves:
Uncollectible accounts - trade	$149	68	10	39	(1)	$188

Inventories	$305	1,149	62	867	(2)	$649

Investment in Linguaphone Group, Ltd.	$2,421	—	—	—		$2.421

Valuation allowance on deferred tax asset	$250	—	—	—		$250

For fiscal year ended November 29, 2003

Reserves:
Uncollectible accounts - trade	$129	14	19	13	(1)	$149

Inventories	$618	410	—	723	(2)	$305

Investment in Linguaphone Group, Ltd.	$2,421	—	—	—		$2,421

Valuation allowance on deferred tax asset	$250	—	—	—		$250

For fiscal year ended November 30, 2002

Reserves:
Uncollectible accounts - trade	$132	32	18	53	(1)	$129

Inventories	$130	1,840	100	1,452	(2)	$618

Investment in Linguaphone Group, Ltd.	$196	2,225	—	—		$2,421

Valuation allowance on deferred tax asset	$—	250	—	—		$250

Notes:

(1)  Accounts receivable written off.

(2)  Inventories disposed.

Schedule III - Real Estate and Accumulated Depreciation

November 27, 2004

(dollars in thousands)

				Cost
				Capitalized	Gross Amount
		Initial Cost		Subsequent	at November 27, 2004
			Bldg. &	to Acquisition		Land	Bldg. &	Development		Accumulated	Date of	Date of	Depr.
Description	Encumbrances	Land	Improve.	Improvements	Land	Improvements	Improvements	Cost	Total	Depreciation	Construction	Acquisition	Life

Real Estate Held for Sale
Undeveloped Land	$—	$1,047	$—	$—	$1,047	$—	$—	$—	$1,047	$—
Residential Development
Simsbury, CT	—	203	—	3,756	203	—		3,756	3,959	—
Residential Development
Windsor, CT	—	2	—	93	2	—	—	93	95	—
Residential Development
Suffield, CT	—		—	443	—		—	443	443
Other	—	—	—	647	—	—	—	647	647	—
Subtotal	—	1,252	—	4,939	1,252	—	—	4,939	6,191	—

Real Estate Held for Lease
Undeveloped Land	—	2,185	—	—	2,185	—	—	—	2,185	—
New England Tradeport
Windsor/E. Granby, CT
Development Costs	—	435	—	5,116	435	—	—	5,116	5,551	—
Industrial Buildings	7,842	29	—	4,193	29	443	3,748	2	4,222	(2,613)	1978		40 yrs.
Industrial Building	(a)	13	1,722	421	13	340	1,803	—	2,156	(1,073)	1982	1989	40 yrs.
Industrial Building	—	9	—	3,955	9	313	3,642	—	3,964	(671)	1998		40 yrs.
Industrial Building	8,846	10	—	6,892	10	331	6,561	—	6,902	(2,053)	1999		40 yrs.
Industrial Building	(a)	4	—	3,234	4	4	3,230	—	3,238	(336)	2001		40 yrs.
Industrial Building	—	10	—	4,718	10	1	4,717	—	4,728	(185)	2003		40 yrs.
Griffin Center
Windsor, CT
Undeveloped portion	—	121	—	1,420	121	—	—	1,420	1,541	—
Industrial Building	5,853	22	—	8,154	22	107	8,047	—	8,176	(760)	2001		40 yrs.
Restaurant	—	—	—	1,410	—	207	1,203	—	1,410	(880)	1983		40 yrs.
Office Building	—	58	—	4,229	58	413	3,816	—	4,287	(175)	2002		40 yrs.
Office Buildings	9,433	1,004	9,696	352	1,004	395	9,653	—	11,052	(1,384)	1982/1987	2003	40 yrs.
Griffin Center South
Bloomfield, CT
Undeveloped portion	—	142	—	215	142	—	—	215	357	—
Office Building	—	47	—	3,179	47	352	2,827	—	3,226	(2,094)	1977		40 yrs.
Office Building	—	3	—	1,989	3	254	1,735	—	1,992	(977)	1985		40 yrs.
Office Building	—	1	—	1,804	1	371	1,433	—	1,805	(779)	1988		40 yrs.
Office Building	—	1	—	1,628	1	185	1,443		1,629	(679)	1989		40 yrs.
Office Building	—	—	—	740	—	83	657	—	740	(333)	1988		40 yrs.
Office Buildings	—	5	—	3,517	5	143	3,318	56	3,522	(1,195)	1991		40 yrs.
Office Building		2	—	3,520	2	4	3,446	70	3,522	(316)	2001		40 yrs.
Other	—	—	—	1,165	—	1,046	—	119	1,165	(1,015)
Subtotal	31,974	4,101	11,418	61,851	4,101	4,992	61,279	6,998	77,370	(17,518)
	$31,974	$5,353	$11.418	$66,790	$5,353	$4,992	$61,279	$11,937	$83,561	$(17,518)

(a)         Building included in above mortgage.

Fiscal year ended November 27, 2004

	Cost	Reserve
Balance at beginning of year	$79,396	$(14,743)
Changes during the year:
Improvements	7,320	—
Additions to reserve charged to costs and expense	—	(2,783)
Cost of sales	(3,155)	8
Balance at end of year	$83,561	$(17,518)

Fiscal year ended November 29, 2003

	Cost	Reserve
Balance at beginning of year	$62,801	$(12,255)
Changes during the year:
Improvements	16,718	—
Additions to reserve charged to costs and expense	—	(2,567)
Cost of sales	(123)	79
Balance at end of year	$79,396	$(14,743)

Fiscal year ended November 30, 2002

	Cost	Reserve
Balance at beginning of year	$59,735	$(10,493)
Changes during the year:
Improvements	3,220	—
Additions to reserve charged to costs and expense	—	(1,762)
Cost of sales	(154)	—
Balance at end of year	$62,801	$(12,255)

QuickLinks

PART I
Real Estate Held For Development or Sale
Nursery Real Estate
PART II
Market Information
Dividend Policy
GRIFFIN LAND & NURSERIES, INC Consolidated Statements of Operations (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Balance Sheets (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Cash Flows (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Notes to Consolidated Financial Statements (dollars in thousands, except per share data)
Report of Independent Registered Public Accounting Firm
PART III
Code of Ethics
Audit Committee
Nominating Committee
Communication with the Board or Nominating Committee
Summary Compensation Table
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
Compensation of Directors
Section 16(a) Beneficial Ownership Reporting Compliance
Compensation Committee Interlocks and Insider Participation
PART IV
SIGNATURES