Form 10-Q
period 2005-04-12
GRIFFIN LAND & NURSERIES INC
filed 2005-04-12
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

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

                               Yes                    No  ☒

Number of shares of Common Stock outstanding at March 25, 2005: 4,963,438

GRIFFIN LAND & NURSERIES, INC.
Form 10-Q

PART I -		FINANCIAL INFORMATION
	ITEM 1 -
		Financial Statements

		Consolidated Statements of Operations
		13 Weeks Ended February 26, 2005 and February 28, 2004	3

		Consolidated Balance Sheets
		February 26, 2005 and November 27, 2004	4

		Consolidated Statements of Changes in Stockholders’ Equity
		13 Weeks Ended February 26, 2005 and February 28, 2004	5

		Consolidated Statements of Cash Flows
		13 Weeks Ended February 26, 2005 and February 28, 2004	6

		Notes to Consolidated Financial Statements	7-15

	ITEM 2 -	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	16-21

	ITEM 3 -	Quantitative and Qualitative Disclosures About Market Risk	21-22

	ITEM 4 -	Controls and Procedures	22

PART II -		OTHER INFORMATION

	ITEM 6 -	Exhibits	23

		SIGNATURES	24

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,
	Feb. 26, 2005	Feb. 28, 2004
Landscape nursery net sales	$464	$422
Rental revenue and property sales	2,840	2,484
Total revenue	3,304	2,906

Costs of landscape nursery sales	597	442
Costs related to rental revenue and property sales	2,259	1,892
Total costs of goods sold	2,856	2,334

Gross profit	448	572
Selling, general and administrative expenses	2,312	1,969
Operating loss	(1,864)	(1,397)
Interest expense	(536)	(707)
Interest income, dividend income and gains
on short-term investments	186	6
Loss before income tax benefit and equity investment	(2,214)	(2,098)
Income tax benefit	(760)	(783)
Loss before equity investment	(1,454)	(1,315)
Loss from equity investment	-	(89)
Net loss	$(1,454)	$(1,404)

Basic net loss per common share	$(0.29)	$(0.29)
Diluted net loss per common share	$(0.29)	$(0.29)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	Feb. 26, 2005	Nov. 27, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$508	$8,827
Short-term investments, net	30,336	30,173
Accounts receivable, less allowance of $159 and $188	908	2,162
Inventories	37,556	32,184
Deferred income taxes	1,772	1,572
Other current assets	3,969	3,423
Total current assets	75,049	78,341
Real estate held for sale or lease, net	67,587	66,043
Property and equipment, net	11,164	11,310
Investment in Centaur Holdings, plc	12,800	11,290
Other assets	9,219	9,413
Total assets	$175,819	$176,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$5,296	$5,921
Current portion of long-term debt	855	855
Total current liabilities	6,151	6,776
Long-term debt	31,259	31,479
Deferred income taxes	2,608	1,979
Other noncurrent liabilities	1,669	1,600
Total liabilities	41,687	41,834

Commitments and contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 4,963,438 and 4,959,162 shares issued and
outstanding, respectively	50	50
Additional paid-in capital	94,741	94,699
Retained earnings	33,156	34,610
Accumulated other comprehensive income	6,185	5,204
Total stockholders' equity	134,132	134,563
Total liabilities and stockholders' equity	$175,819	$176,397

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Total Comprehensive Income (Loss)
Balance at Nov. 29, 2003	4,876,916	$49	$93,392	$3,612	$271	$97,324	$-

Exercise of stock options	11,212	-	122	-	-	122	-

Net loss	-	-	-	(1,404)	-	(1,404)	(1,404)

Other comprehensive income	-	-	-	-	351	351	351

Balance at Feb. 28, 2004	4,888,128	$49	$93,514	$2,208	$622	$96,393	$(1,053)

Balance at Nov. 27, 2004	4,959,162	$50	$94,699	$34,610	$5,204	$134,563	$-

Exercise of stock options
including tax benefit of $10	4,276	-	42	-	-	42	-

Net loss	-	-	-	(1,454)	-	(1,454)	(1,454)

Other comprehensive income	-	-	-	-	981	981	981

Balance at Feb. 26, 2005	4,963,438	$50	$94,741	$33,156	$6,185	$134,132	$(473)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 13 Weeks Ended,
	Feb. 26, 2005	Feb. 28, 2004
Operating activities:
Net loss	$(1,454)	$(1,404)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,081	1,122
Real estate asset write-offs	169	90
Provision for inventory losses	140	-
Deferred income taxes	(100)	(1,036)
Unrealized gains on trading securities	(70)	-
Loss from equity investment	-	89
Other	(17)	(20)
Changes in assets and liabilities:
Investment in trading securities	(93)	-
Accounts receivable	1,283	1,028
Inventories	(5,512)	(4,760)
Other current assets	(568)	(436)
Accounts payable and accrued liabilities	191	1,586
Other noncurrent assets and noncurrent liabilities, net	82	19
Net cash used in operating activities	(4,868)	(3,722)

Investing activities:
Additions to real estate held for sale or lease	(3,141)	(1,632)
Additions to property and equipment	(213)	(224)
Proceeds from sale of properties, net of expenses	91	-
Investment in Shemin Acquisition Corp.	-	(143)
Net cash used in investing activities	(3,263)	(1,999)

Financing activities:
Payments of debt	(220)	(196)
Exercise of stock options	32	122
Increase in debt	-	5,925
Other, net	-	(129)
Net cash (used in) provided by financing activities	(188)	5,722
Net (decrease) increase in cash and cash equivalents	(8,319)	1
Cash and cash equivalents at beginning of period	8,827	18
Cash and cash equivalents at end of period	$508	$19

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the year ended November 27, 2004 included in the Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected. The year end consolidated balance sheet data as of November 27, 2004 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In connection with the preparation of its financial statements for the fiscal year ended November 27, 2004, Griffin determined that it had inadvertently reported certain intercompany revenue and expenses of the same amount in each period related to property management activities at Griffin's real estate business. Accordingly, Griffin revised rental revenue and related costs to eliminate the duplicated amounts for the thirteen weeks ended February 28, 2004. The revisions, which Griffin believes were not material, decreased both revenue and related costs in the thirteen weeks ended February 28, 2004 by $189 to eliminate those offsetting intercompany amounts that were inadvertently included in the prior period. The revisions had no effect on previously reported gross profit, operating profit (loss), net income (loss) or net income (loss) per share in any of Griffin's previously issued consolidated statements of operations. In addition, the revisions had no effect on any of Griffin's previously issued consolidated balance sheets or consolidated statements of cash flows.

The results of operations for the thirteen weeks ended February 26, 2005 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior year have been reclassified to conform to the current presentation.

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

	For the 13 Weeks Ended,
	Feb 26, 2005	Feb. 28, 2004
Net loss, as reported	$(1,454)	$(1,404)
Total stock based employee compensation
expense determined under fair value
method for all awards, net of tax effects	(3)	(28)
Net loss, pro forma	$(1,457)	$(1,432)

Basic net loss per common share, as reported	$(0.29)	$(0.29)
Basic net loss per common share, pro forma	$(0.29)	$(0.29)

Diluted net loss per common share, as reported	$(0.29)	$(0.29)
Diluted net loss per common share, pro forma	$(0.29)	$(0.29)

There were no stock options granted during the thirteen weeks ended February 26, 2005 and February 28, 2004.

2. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of ARB No. 43, Chapter 4).” This new standard requires the recognition of abnormal inventory costs related to idle facility expenses, freight, handling costs and spoilage as period costs. SFAS No. 151 will be effective for Griffin in fiscal 2006 and is not expected to have a material impact on Griffin’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29).” This new standard requires an issuer to measure and recognize nonmonetary exchanges which are anticipated to have an impact on future cash flows. SFAS No. 153 will be effective for Griffin in the fourth quarter of fiscal 2005 and is not expected to have any impact on Griffin’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This new standard supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires an issuer to recognize the compensation cost of employee services received in exchange for an award of equity instruments. Therefore, the cost of rewarding individuals with equity instruments will be recognized in Griffin’s financial statements rather than disclosed in a pro forma statement in the financial statement footnotes. SFAS No. 123R will be effective for Griffin in the fourth quarter of fiscal 2005. Management expects to adopt SFAS No. 123R using the modified prospective application method, and expects that the adoption of SFAS No. 123R will decrease Griffin’s annual basic and diluted per share results by $0.01to $0.04 per share.

3. Industry Segment Information

Griffin’s reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,
	February 26, 2005	February 28, 2004
Total revenue
Landscape nursery net sales	$464	$422
Rental revenue and property sales	2,840	2,484
	$3,304	$2,906
Operating (loss) profit:
Landscape nursery	$(1,013)	$(873)
Real estate	(68)	19
Industry segment totals	(1,081)	(854)
General corporate expense	(783)	(543)
Operating loss	(1,864)	(1,397)
Interest expense, net of interest income, dividend income and
gains on short-term investments	(350)	(701)
Loss before income tax benefit	$(2,214)	$(2,098)

Identifiable assets:	Feb. 26, 2005	Nov. 27, 2004
Landscape nursery	$54,286	$50,330
Real estate	73,428	72,958
Industry segment totals	127,714	123,288
General corporate	48,105	53,109
Total assets	$175,819	$176,397

Griffin revised previously reported rental revenue and related costs in the same amount to eliminate certain duplicated amounts included in the prior year (see Note 1). The effect of these revisions, which Griffin believes were not material, was to decrease both revenue and related costs of the real estate segment in the thirteen weeks ended February 28, 2004 by $189. The revisions had no effect on previously reported real estate segment operating profit or previously reported identifiable assets of the real estate segment.

Revenue for the real estate segment in the thirteen weeks ended February 26, 2005 includes property sales revenue of $107. There were no property sales in the thirteen weeks ended February 28, 2004.

See Note 4 for information on Griffin's previously held equity investment in Centaur.

4. Equity Investment

On March 10, 2004, Griffin completed the sale of its investment in Centaur Communications, Ltd. (“Centaur”). Prior to the sale, Griffin accounted for its investment in Centaur under the equity method of accounting for investments. The unaudited summarized financial data of Centaur presented below were derived from consolidated financial information of Centaur for the thirteen weeks ended February 28, 2004. Griffin’s equity loss for the thirteen weeks ended February 28, 2004 included $92 for amortization of publishing rights and reflected adjustments necessary to present Centaur’s results in accordance with generally accepted accounting principles in the United States of America.

Three Months Ended,
Feb. 28, 2004
Net sales	$25,410
Costs and expenses	25,664
Operating loss	(254)
Nonoperating income	169
Pretax loss	(85)
Income tax benefit	(94)
Net income	$9

5. Long-Term Debt

Long-term debt includes:

	Feb. 26, 2005	Nov. 27, 2004
Nonrecourse mortgages:
8.54% due July 1, 2009	$7,820	$7,842
6.08% due January 1, 2013	9,388	9,433
6.30% due May 1, 2014	1,408	1,436
8.13% due April 1, 2016	5,810	5,853
7.0% due October 1, 2017	7,376	7,410
Total nonrecourse mortgages	31,802	31,974
Capital leases	312	360
Total	32,114	32,334
Less: current portion	(855)	(855)
Total long-term debt	$31,259	$31,479

In March 2004, as a result of the proceeds received from the sale of Centaur (see Note 4), Griffin repaid the entire amount then outstanding ($18.4 million) under its Credit Agreement (the “Credit Agreement”) with Fleet National Bank and subsequently terminated the Credit Agreement, which was scheduled to expire in February 2005.

At February 26, 2005 and November 27, 2004, the fair values of Griffin's mortgages were $34.8 million and $33.2 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

6. Stock Options

Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”) is summarized as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 27, 2004	584,514	$12.78
Exercised	(4,276)	7.53
Cancelled	(9,667)	13.70
Outstanding at February 26, 2005	570,571	$12.80

Number of option holders at February 26, 2005	26

Range of Exercise Prices	Outstanding at Feb. 26, 2005	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
Under $3.00	6,000	$2.07	0.2
$3.00-$11.00	98,172	7.53	1.0
Over $11.00	466,399	14.05	4.0
	570,571

At February 26, 2005, 508,296 options outstanding under the Griffin Stock Option Plan were exerciseable with a weighted average exercise price of $12.60 per share.

7. Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,
	Feb. 26, 2005	Feb. 28, 2004
Net loss as reported for computation
of basic and diluted per share results	$(1,454)	$(1,404)

Weighted average shares outstanding for
computation of basic and diluted per share results	4,961,000	4,879,000

(a)

Incremental shares from the exercise of Griffin stock options were not included in periods where the inclusion of such shares would be anti-dilutive. For the thirteen weeks ended February 26, 2005 and February 28, 2004 the incremental shares from the assumed exercise of stock options would have been 205,000 and 148,000, respectively.

8. Supplemental Financial Statement Information

Short-Term Investments

Griffin's short-term investments are comprised of equity and debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity

Securities.” Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet date, and net realized and unrealized gains and losses on those investments are included in pretax income (loss). The composition of short-term investments at February 26, 2005 and November 27, 2004 is as follows:

	As of Feb. 26, 2005		As of Nov. 27, 2004
	Cost	Market Value	Cost	Market Value
Commercial Paper	$6,242	$6,244	$15,015	$15,032
Certificates of Deposit	3,249	3,266	7,368	7,415
Auction Rate Fixed Income Securities	4,500	4,507	4,500	4,506
Federal Agency Coupon Notes	16,275	16,319	3,219	3,220
Total short-term investments	$30,266	$30,336	$30,102	$30,173

Income from cash equivalents and short-term investments for the thirteen weeks ended February 26, 2005 and February 28, 2004 consists of:

	For the 13 Weeks Ended,
	Feb. 26, 2005	Feb. 28, 2004

Interest and dividend income	$33	$6
Net realized gains on the sales of short-term investments	83	-
Net unrealized gains on short-term investments	70	-
	$186	$6

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the thirteen weeks ended February 26, 2005 and February 28, 2004 consist of the following:

	For the 13 Weeks Ended,
	Feb. 26, 2005	Feb. 28, 2004

Balance at beginning of period	$5,204	$271
Effect of foreign currency exchange rate changes related to equity investment in
Centaur Communications, Ltd.	-	351
Increase in fair market value at end of period of Centaur Holdings, plc,
net of tax of $473	877	-
Increase in value of Centaur Holdings, plc, due to foreign currency exchange
rate changes, net of tax of $56	104	-
Balance at end of period	$6,185	$622

Supplemental Cash Flow Information

In the thirteen weeks ended February 26, 2005 and February 28, 2004, Griffin did not make any income tax payments. In the thirteen weeks ended February 26, 2005 and February 28, 2004, Griffin made interest payments of $0.6 million and $0.7 million, respectively.

Included in accounts payable and accrued liabilities at February 26, 2005 and November 27, 2004 were $1,393 and $2,209, respectively, for additions to real estate held for sale or lease.

Inventories

Inventories consist of:

	Feb. 26, 2005	Nov. 27, 2004

Nursery stock	$35,724	$31,737
Materials and supplies	2,618	1,096
	38,342	32,833
Reserves	(786)	(649)
	$37,556	$32,184

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	Feb. 26, 2005	Nov. 27, 2004
Land		$1,283	$1,283
Land improvements	10 to 20 years	5,316	5,274
Buildings	10 to 40 years	3,043	3,033
Machinery and equipment	3 to 20 years	16,199	16,054
		25,841	25,644
Accumulated depreciation		(14,677)	(14,334)
		$11,164	$11,310

Griffin did not incur any capital lease obligations in the thirteen weeks ended February 26, 2005. Griffin incurred capital lease obligations of $92 in the thirteen weeks ended February 28, 2004.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		February 26, 2005
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,250	$4,101	$5,351
Land improvements	15 years	-	4,992	4,992
Buildings	40 years	-	61,306	61,306
Development costs		5,064	9,073	14,137
		6,314	79,472	85,786
Accumulated depreciation		-	(18,199)	(18,199)
		$6,314	$61,273	$67,587

		November 27, 2004
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,252	$4,101	$5,353
Land improvements	15 years	-	4,992	4,992
Buildings	40 years	-	61,279	61,279
Development costs		4,939	6,998	11,937
		6,191	77,370	83,561
Accumulated depreciation		-	(17,518)	(17,518)
		$6,191	$59,852	$66,043

Deferred Income Taxes

A deferred tax liability of $529 was included as a charge to other comprehensive income in the thirteen weeks ended February 26, 2005 related to the mark to market adjustment on the investment in Centaur Holdings.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on the consolidated balance sheets. Because Griffin's obligation for retiree medical benefits is fixed under the terms of Griffin's postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. Griffin's postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets. Griffin's contributions for the thirteen weeks ended February 26, 2005 and February 28, 2004 were $2 and $1 respectively, with an expected contribution of $18 for the fiscal 2005 full year. The components of Griffin's postretirement benefits expense are as follows:

	For the 13 Weeks Ended,
	Feb. 26, 2005	Feb. 28, 2004

Service cost	$9	$8
Interest	13	12
Amortization of unrecognized loss	2	2
	$24	$22

9. Commitments and Contingencies

As of February 26, 2005, Griffin had committed purchase obligations of $3.2 million, principally for construction of the shell of a new industrial building at Griffin Land and for the purchase of raw materials by Imperial.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin’s consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and Griffin’s Connecticut and Massachusetts based real estate business (“Griffin Land”). Through March 9, 2004, Griffin had an equity investment in Centaur Communications, Ltd. (“Centaur”), a privately held magazine publishing business based in the United Kingdom. On March 10, 2004, Griffin completed the sale of its investment in Centaur, receiving cash proceeds of $68.9 million after transaction expenses of $1.5 million but before income tax payments, and 6,477,150 shares of common stock of Centaur Holdings, plc. (“Centaur Holdings”), the newly formed acquiring company. Griffin has retained its ownership interest in Centaur Holdings and accounts for that investment as an available-for-sale security under SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities.”

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the year ended November 27, 2004 included in Griffin’s Report on Form 10-K as filed with the Securities and Exchange Commission. The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen weeks ended February 26, 2005 are consistent with those used by Griffin in preparation of its fiscal 2004 financial statements.

Summary

Griffin’s net loss for the thirteen weeks ended February 26, 2005 (the “2005 first quarter”) was substantially unchanged from the net loss for the thirteen weeks ended February 28, 2004 (the “2004 first quarter”). Lower operating profit in the 2005 first quarter was substantially offset by lower interest expense and higher interest income, dividend income and gains on short-term investments in the 2005 first quarter. Operating profit at Griffin Land was lower in the 2005 first quarter as compared to the 2004 first quarter, as higher rental revenue was offset by a charge of $0.2 million to write off capitalized costs related to a lease termination (a new lease with a new tenant became effective upon the termination of the existing lease) and higher operating expenses of its buildings. The 2005 first quarter operating loss at Imperial was higher than Imperial’s operating loss in the 2004 first quarter due principally to a charge for inventory losses in the 2005 first quarter. Imperial historically incurs a first quarter operating loss due to the highly seasonal nature of the landscape nursery business.

Results of Operations

Thirteen Weeks Ended February 26, 2005 Compared to the Thirteen Weeks Ended February 28, 2004

Griffin’s consolidated total revenue increased from $2.9 million in the 2004 first quarter to $3.3 million in the 2005 first quarter. The increase of $0.4 million reflects increases in revenue of $0.3 million at Griffin Land and $0.1 million at Imperial.

Revenue at Griffin Land increased from $2.5 million in the 2004 first quarter to $2.8 million in the 2005 first quarter. The increase of $0.3 million reflects an increase of $0.2 million in revenue from its leasing operations and revenue of $0.1 million from a property sale. There were no property sales in the 2004 first quarter. The increase in revenue from leasing operations principally reflects a net increase in space leased in the 2005 first quarter as compared to the 2004 first quarter. At February 26, 2005, Griffin Land owned 1,130,000 square feet of industrial, flex and office space, with 934,000 square feet (83%) leased. At the end of the 2004 first quarter, Griffin Land had 1,130,000 square feet of industrial, flex and office space, with 870,000 square feet (77%) leased. The increase space leased at the end of the 2005 first quarter versus the comparable time last year principally reflects the start of rental payments on new leases subsequent to the 2004 first quarter. These include two leases for an aggregate of 54,000 square feet of the 117,000 square foot industrial building in the New England Tradeport in Windsor, Connecticut that was completed near the end of fiscal 2003 and a lease for 16,000 square feet of Griffin’s 50,000 square foot single story office building in Griffin Center in Windsor, Connecticut. Rental revenue from new leases of previously vacant space covering approximately 20,000 square feet in one of Griffin Land’s older industrial buildings in the New England Tradeport, was substantially offset by approximately 25,000 square feet, primarily flex space, that was leased in the 2004 first quarter, but vacant in the current period.

There was a significant increase in real estate market activity particularly by users of industrial and warehouse space in the latter part of fiscal 2004 which has continued into the current year. The increased market activity is evidenced by the increases in requests for proposals to Griffin Land by prospective users for that type of space and interest by certain current tenants seeking to increase the amount of warehouse and industrial space they currently lease. Subsequent to the end of the 2005 first quarter, Griffin Land completed a lease for an additional approximately 39,000 square feet of its 117,000 square foot industrial building, resulting in that building now being approximately 80% leased. Also, subsequent to the 2005 first quarter, Griffin Land signed a lease for approximately 31,300 square feet for its 137,000 square foot industrial building that is currently under construction. This new lease is with a current tenant that required additional space and will, therefore, vacate the 25,000 square feet it currently leases in one of Griffin Land’s other industrial buildings. The vacated space will be leased to that building’s other tenant which is also seeking to increase the amount of space it currently leases. A lease for approximately 40,000 square feet for the industrial building currently under construction had been signed earlier.

Net sales and other revenue at Imperial increased from $0.4 million in the 2004 first quarter to $0.5 million in the 2005 first quarter. Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring. Sales in the winter months that comprise the first quarter (December through February) are not significant when compared to the full year’s net sales. Over the past three years, Imperial’s first quarter net sales accounted for less than 3% of the full year net sales in each of those years.

Griffin incurred a consolidated operating loss of $1.9 million in the 2005 first quarter as compared to a consolidated operating loss of $1.4 million in the 2004 first quarter. The higher operating loss principally reflects a change from approximately break even to a $0.1 million operating loss at Griffin Land, an increase of $0.1 million in the operating loss at Imperial and an increase of $0.3 million of general corporate expense.

Griffin Land incurred an operating loss of $0.1 million in the 2005 first quarter as compared to break even results in the 2004 first quarter, reflecting the following:

	2005	2004
	First Qtr.	First Qtr.
	(amounts in thousands)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense	$1,373	$1,434
Loss from land sales	(11)	(70)
General and administrative expenses	(649)	(573)
Profit before depreciation and amortization expense	713	791
Depreciation and amortization expense	(781)	(772)
Operating (loss) profit	$(68)	$19

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense decreased slightly, as the increase in rental revenue was more than offset by a charge of $0.2 million to write off capitalized costs related to a lease that was terminated in the 2005 first quarter and higher building operating expenses, due to seasonal cost of snow plowing during the winter months. The lease termination was related to a new longer-term lease with a new tenant for that building. The new lease rental rates were equal to the rental rates under the terminated lease over the remaining term of the terminated lease. The sale of a residential lot generated proceeds of $0.1 million but was essentially at the break even profit level. Although there were no property sales in the 2004 first quarter, Griffin Land wrote off costs related to a proposed property sale that did not take place. Griffin Land’s general and administrative expenses were higher in the 2005 first quarter than the 2004 first quarter due principally to bad debt expense and higher insurance expenses.

The operating loss at Imperial increased from $0.9 million in the 2004 first quarter to $1.0 million in the 2005 first quarter, as follows:

	2005	2004
	First Qtr.	First Qtr.
	(amounts in thousands)
Net sales and other revenue	$464	$422
Cost of goods sold	597	442
Gross loss	(133)	(20)
Selling, general and administrative expenses	(880)	(853)
Operating loss	$(1,013)	$(873)

Due to the seasonality of the landscape nursery business, Imperial historically incurs a first quarter operating loss. The increase in cost of goods sold in the 2005 first quarter as compared to the 2004 first quarter reflects a charge of $0.1 million for unsalable inventory. The unsalable inventory charge was due to the inventory of one plant variety, which is no longer in production, at Imperial’s northern Florida operation that became diseased over the winter.

Griffin’s general corporate expense increased from $0.5 millon in the 2004 first quarter to $0.8 million in the 2005 first quarter due principally to increased audit expenses and higher donation expenses.

       Griffin’s consolidated interest expense decreased from $0.7 million in the 2004 first quarter to $0.5 million in the 2005 first quarter. The lower interest expense reflects the termination of Griffin’s revolving credit agreement in the 2004 second quarter and a portion of the 2005 first quarter interest being capitalized as compared to no capitalized interest in the 2004 first quarter. Griffin’s average outstanding debt in the 2005 first quarter was $32.2 million as compared to average outstanding debt of $45.5 million in the 2004 first quarter.

Griffin reported higher interest income, dividend income and gains on short-term investments of $0.2 million in the 2005 first quarter, reflecting earnings on investment of the remaining proceeds from the sale of Centaur.

Griffin’s effective income tax benefit rate was 34.3% in the 2005 first quarter as compared to 37.3% in the 2004 first quarter. The lower income tax benefit rate principally reflects the effect of state and local income taxes.

There was no equity income in the 2005 first quarter as a result of the sale of Centaur on March 10, 2004. Griffin incurred an equity loss of $0.1 million from Centaur in the 2004 first quarter.

Liquidity and Capital Resources

Cash used in operating activities increased from $3.7 million in the 2004 first quarter period to $4.9 million in the 2005 first quarter period. The $1.2 million increase in cash used in operating activities principally reflects an increase of $0.2 million in accounts payable and accrued liabilities in the 2005 first quarter as compared to an increase of $1.6 million in accounts payable and accrued liabilities in the 2004 first quarter and an increase of $5.5 million in inventories in the 2005 first quarter as compared to an increase of $4.8 million in the 2004 first quarter. The change in accounts payable and accrued liabilities principally reflects timing of payments. The higher increase in inventories reflects the timing of raw material purchases at Imperial. The unfavorable changes of inventories and accounts payable were partially offset by non-cash adjustments to the net loss being higher in the 2005 first quarter as compared to the 2004 first quarter.

Cash used in investing activities increased from $2.0 million in the 2004 first quarter to $3.3 million in the 2005 first quarter. Additions to real estate held for sale or lease increased from $1.6 million in the 2004 first quarter to $3.1 million in the 2005 first quarter. The higher amount of additions to Griffin Land’s real estate assets principally reflects the ongoing construction of the shell of a 137,000 square foot industrial building in the New England Tradeport, which is expected to be substantially completed at the end of the second quarter. This building was built on speculation, however leases for approximately 73,500 square feet have been signed. Additions to property and equipment, principally for Imperial, were $0.2 million in both the 2005 and 2004 first quarters. The current year expenditures were principally to purchase additional portable shelving units that are used on trucks in delivering product to customers. The prior year additions at Imperial were principally for completion of the expansion of its Florida operations.

Net cash used in financing activities was $0.2 million in the 2005 first quarter as compared to net cash of $5.7 million provided by financing activities in the 2004 first quarter. The net cash used in financing activities in the 2005 first quarter reflects payments of principal on Griffin Land’s mortgages. The net cash generated from financing activities in the 2004 first quarter included borrowings under the Credit Agreement to finance Griffin’s operations during that period. The balance outstanding under the Credit Agreement was subsequently repaid with a portion of the proceeds from the sale of Centaur and the Credit Agreement was then terminated.

In the balance of fiscal 2005, Griffin plans to continue to invest in its real estate business. As a result of the recent completion of new leases for industrial space and expressions of interest by potential users of that type of space, Griffin Land expects to begin construction in the 2005 second quarter on the shell of an additional 137,000 square foot industrial building in the New England Tradeport. This new construction is also being done on speculation, however, there have been significant expressions of interest for space in this new building by prospective tenants. Griffin Land also expects to incur expenditures to build out the interiors of its new buildings as leases are completed. In addition to activity in the industrial and warehouse market, there has been an increase in inquiries for office space. If current outstanding proposals to lease office space are accepted, Griffin Land will consider increasing its inventory of office space in order to meet the needs of current and future users of office space. Griffin Land also expects to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks. Griffin Land is currently seeking a mortgage on a recently completed industrial building and an industrial building currently under construction.

Last year, Griffin Land received approval for its proposed residential development, Stratton Farms, in Suffield, Connecticut. An owner of certain land adjacent to Stratton Farms has filed an appeal of the approvals issued by the town’s land use commissions. Infrastructure work on this residential development has not started because one environmental permit is still required before work can begin. Revenue from land sales in Stratton Farms is not expected this year.

Subsequent to the end of the 2005 first quarter, Griffin Land completed the sale, which was contracted for last year, of commercial land in Windsor, Connecticut. Proceeds were $0.8 million. There are also two land sales currently under contract which have not yet been completed. A prospective sale of undeveloped residential land for $0.8 million is contingent on the buyer obtaining approvals from the towns’ land use commissions, and a prospective sale of undeveloped residential land for $0.4 million is contingent on the buyer obtaining financing. Completion of the latter sale is expected to take place later this year. Griffin Land intends to proceed with residential development plans on other of its lands that are also appropriate for that use.

Griffin’s payments (including principal and interest) under contractual obligations as of February 26, 2005 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$48.8	$3.0	$6.0	$13.0	$26.8
Capital Lease Obligations	0.4	0.1	0.2	0.1	-
Operating Lease Obligations	0.6	0.2	0.3	0.1	-
Purchase Obligations (1)	3.2	3.2	-	-	-
Other (2)	1.4	-	-	-	1.4
	$54.4	$6.5	$6.5	$13.2	$28.2

(1)	Includes obligations for the construction of the shell of a new industrial building at Griffin Land and for the purchase of raw materials by Imperial.
(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

    Management believes that the significant amount of cash and short-term investments held by Griffin will be sufficient to finance the working capital requirements of Griffin’s businesses and fund continued investment in Griffin’s real estate assets for the foreseeable future. Griffin Land may also continue to seek nonrecourse mortgage placements on selected properties. Griffin expects to use the balance of the proceeds from the Centaur sale for additional real estate investment; however, there are no specific real estate investments planned at this time. Such investment may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of ARB No. 43, Chapter 4).” This new standard requires the recognition of abnormal inventory costs related to idle facility expenses, freight, handling costs and spoilage as period costs. SFAS No. 151 will be effective for Griffin in fiscal 2006 and is not expected to have a material impact on Griffin’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29).” This new standard requires an issuer to measure and recognize nonmonetary exchanges which are anticipated to have an impact on future cash flows. SFAS No. 153 will be effective for Griffin in the fourth quarter of fiscal 2005 and is not expected to have any impact on Griffin’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This new standard supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires an issuer to recognize the compensation cost of employee services received in exchange for an award of equity instruments. Therefore, the cost of rewarding individuals with equity instruments will be recognized in Griffin’s financial statements rather than disclosed in a pro forma statement in the financial statement footnotes. SFAS No. 123R will be effective for Griffin in the fourth quarter of fiscal 2005. Management expects to adopt SFAS No. 123R using the modified prospective application method, and expects that the adoption of SFAS No. 123R will decrease Griffin’s annual basic and diluted per share results by $0.01to $0.04 per share.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to improvement in operating results of Imperial, leasing currently vacant space, construction of additional facilities in the real estate business, completion of land sales that are currently under contract and approval of currently proposed residential subdivisions. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to repay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin had no variable rate debt outstanding at February 26, 2005. Therefore, an increase in interest rates of 1% would not have affected Griffin’s interest expense in the thirteen weeks ended February 26, 2005.

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

Griffin does not have foreign currency exposure in its operations. Griffin has an investment in Centaur Holdings plc, a public company traded on the London Stock Exchange and a private company, Linguaphone Group Ltd., both based in the United Kingdom. The ultimate liquidation of those investments and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

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

PART II	OTHER INFORMATION

ITEMS 1 - 5.	Not Applicable

ITEM 6.	Exhibits

	Exhibit No.	Description

	31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a),
as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a),
as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

	32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

	32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

/s/ FREDERICK M. DANZIGER
Date: April 12, 2005	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
Date: April 12, 2005	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary