Form 10-K/A
period 2004-11-27
GRIFFIN LAND & NURSERIES INC
filed 2005-11-03
CIK 1037390

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 27, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12879

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐    No ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

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

        As of October 17, 2005, 4,999,604 shares of common stock were outstanding.

EXPLANATORY NOTE

        Griffin Land & Nurseries, Inc. ("Griffin") has restated its consolidated financial statements for the fiscal years ended November 30, 2002, November 29, 2003 and November 27, 2004 and for the thirteen weeks ended February 26, 2005. The restatement reflects changes to Griffin's financial statements to correct: (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin's fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land's buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in fiscal 2004 from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization of debt issuance costs related to Griffin's financing agreements from selling, general and administrative expenses to interest expense. This amendment includes in Item 8 such restated financial statements for the fiscal years ended November 30, 2002, November 29, 2003 and November 27, 2004 and other information relating to such restated consolidated financial statements, including Selected Financial Data (Item 6), Management's Discussion and Analysis of Financial Condition and Results Of Operations (Item 7). Information regarding the reasons for and the effects of the restatement on Griffin's financial condition at November 29, 2003 and November 27, 2004 and its results of operations for fiscal years ended November 30, 2002, November 29, 2003 and November 27, 2004 is provided in Note 13 to the consolidated financial statements included in Item 8 of this amendment. We have not amended the Annual Report on Form 10-K for the fiscal years ended November 30, 2002, November 29, 2003 or Forms 10-Q for the interim periods in fiscal 2003 and fiscal 2004. Related financial information with respect to such periods is included in Item 7 and 8, including the notes to the consolidated financial statements set forth in Item 8. An updated evaluation of Griffin's disclosure controls and procedures is included in Item 9A of this amendment.

PART I

ITEM 1. BUSINESS

        Griffin Land & Nurseries, Inc. ("Griffin") and its subsidiaries comprise principally a real estate business and a landscape nursery business. Griffin is engaged in two lines of business: (1) the real estate business comprised of (a) the ownership, construction, leasing and management of commercial and industrial properties and (b) the development of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts and (2) the landscape nursery products business comprised of the growing of containerized landscape nursery products for sale principally to retail garden centers, landscape nursery mass merchandisers and wholesale sales and service centers, whose main customers are landscape contractors.

        Griffin also owns an approximately 4% interest in Centaur Holdings, plc ("Centaur Holdings"), a publicly held magazine and information services publisher based in the United Kingdom. Griffin received the stock in Centaur Holdings as part of the consideration from the sale, completed March 10, 2004, of its equity investment in Centaur Communications, Ltd. ("Centaur"). Griffin also had an approximately 3% equity interest in Linguaphone Group Ltd. ("Linguaphone"), a private company based in the United Kingdom which designs and distributes language teaching materials. In September 2005, Griffin sold all of its interest in Linguaphone for nominal consideration.

        As of November 27, 2004, Griffin held an approximately 14% interest in the equity of Shemin Acquisition Corp. ("Shemin Acquisition"), a private company that was the parent company of Shemin Nurseries, Inc. This investment was acquired as part of the sale, in 2001, of a portion of the landscape nursery business which operated wholesale sales and service centers (the "SSCs"). On May 31, 2005, Griffin completed the sale of its stock of Shemin Acquisition. Immediately prior to that transaction Griffin exchanged a portion of its holdings in Shemin Acquisition for common stock in Shemin Nurseries Holding Corp., ("Shemin Nurseries"), which operates a landscape nursery distribution business through its subsidiary that previously was a subsidiary of Shemin Acquisition. Griffin continues to hold its investment in Shemin Nurseries.

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

        Several years ago, the real estate market in the Hartford area, particularly that in the northwest quadrant where the majority of Griffin Land's acreage is located, was depressed by a number of factors, including the decline of employment in manufacturing and financial services. More recently, there has been some recovery in this market, particularly in the industrial market. The office market, which had been particularly weak, has been effectively flat over the last few years. In 2002, an increase in the amount of industrial space leased by Griffin Land was partially offset by a reduction in the net amount of office and flex space leased. In 2003, Griffin Land succeeded in extending leases of 189,426 square feet (principally industrial), leased 31,287 square feet of previously vacant industrial space and leased 21,800 square feet of industrial space that was vacated by an early lease termination. During 2004, Griffin Land leased 78,055 square feet of additional space (net of vacated space) and leases aggregating 77,988 square feet were extended. Through September 2005, Griffin Land has leased 82,340 square feet of additional space (net of vacated space) and leases aggregating 53,574 square feet were extended. There can be no assurance as to the direction of the real estate market in this region in the near future; however, in the fall of 2004 and continuing through the 2005 second quarter, there was a substantial number of requests for proposals for space in both industrial and office buildings. Market activity appears to have softened in the second half of fiscal 2005, as evidenced by a decline in inquiries from prospective tenants. Griffin Land has recently entered into new leases for approximately 69,000 square feet of industrial space in a 137,000 square foot building currently under construction for delivery at the end of this year. Griffin Land's development of its land is affected by land planning issues, particularly in the town of Simsbury, Connecticut. Subdivision and other development issues may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth.

  Commercial and Industrial Developments

  New England Tradeport

        A significant amount of Griffin Land's current commercial and industrial development effort is focused on a 600 acre tract owned by Griffin Land near Bradley International Airport and Interstate 91 known as the New England Tradeport, located in Windsor and East Granby, Connecticut. As of November 27, 2004, approximately 512,000 square feet of warehouse and light manufacturing space has been completed by Griffin Land, of which approximately 85% was leased, and a bottling and distribution plant was built in the early 1990s by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin Land. Also as of that date, Griffin Land was constructing the shell of an approximately 137,000 square foot warehouse (the "new shell") which was completed in the spring of 2005. As of November 27, 2004, $21.1 million was invested (net book value) in buildings located in the New England Tradeport, including the new shell, and $2.8 million was invested (net book value) in the undeveloped land there. In 2005, Griffin Land completed the new shell, bringing the total warehouse and light manufacturing space owned by Griffin Land in Tradeport to approximately 649,000 square feet, of which approximately 83% is currently leased. Griffin Land has also started construction, on speculation, of another approximately 137,000 square foot warehouse building which is expected to be completed at the end of 2005. As of November 27, 2004, all of Griffin Land's existing buildings at New England Tradeport, other than the building completed near the end of fiscal 2003 and the new shell were mortgaged for an aggregate of approximately $16.7 million. In 2005, a subsidiary of Griffin completed a $12.7 million nonrecourse mortgage on the two buildings that were not mortgaged as of November 27, 2004. In connection with this new mortgage, Griffin entered into a master lease with its subsidiary for the space in the buildings that was not leased to third-party tenants at the inception of the mortgage (the "Initial Vacant Space"). As Griffin Land enters into approved leases for the Initial Vacant Space, the master lease between Griffin and its subsidiary on that portion of the Initial Vacant Space will be terminated.

        In 2004, Griffin Land extended leases in the New England Tradeport covering 52,243 square feet representing all of the square footage that was scheduled to terminate in 2004. In 2004, Griffin Land also completed leases for 78,630 square feet of previously vacant space. Thus far in 2005, Griffin Land has executed new leases for 133,272 square feet and extended a lease for 40,060 square feet, with 29,733 square feet of space becoming vacant. In addition, leases for approximately 69,000 square feet of the building currently under construction were recently signed with tenant occupancy expected at the end of 2005. This new building will be at least 50% leased when it comes online at the end of this year. In addition to the balance of the building currently under construction, the only other vacant spaces in the New England Tradeport are a total of approximately 46,200 square feet in two of Griffin Land's older industrial buildings and approximately 67,000 square feet in the building completed in 2005. Leases scheduled to terminate over the next three years are as follows:

	2005	2006	2007
Square feet of expiring leases	5,038	64,525	117,901
Percentage of currently leased space	1%	12%	22%

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

        Griffin Center currently includes ten corporate office buildings, a light manufacturing building and a small restaurant building built by Griffin Land. Griffin Land currently owns two multi-story office buildings which have an aggregate of 161,000 square feet, a single story 50,000 square foot office building, whose shell was completed in 2002 and is currently fully leased, the light manufacturing building and the small restaurant building. Through fiscal 2002, the two multi-story office buildings were owned by a joint venture in which Griffin Land held a 30% interest. Griffin Land purchased a controlling interest in December 2002 for approximately $8.7 million. As of November 27, 2004, $20.2 million was invested (net book value) in Griffin Land's buildings in Griffin Center and $1.5 million was invested in the undeveloped land there. Three of Griffin Land's existing buildings are mortgaged for an aggregate of approximately $15.3 million.

        As of November 27, 2004, 332,152 square feet in Griffin Center was leased, comprising approximately 87% of Griffin Land's total space in Griffin Center. In 2005, Griffin Land and a tenant who occupies 43,988 square feet in one of the multi-story office buildings entered into an agreement which permitted the tenant to terminate its lease several months before its scheduled expiration and lease 32,344 square feet in the single story 50,000 square foot office building, which results in the single story office building being fully leased. Leases in Griffin Center scheduled to terminate over the next three years are as follows:

	2005	2006	2007
Square feet of expiring leases	49,845(a)	1,642	81,424
Percentage of currently leased space	14%	—	23%

  (a)
  Includes 43,988 square feet that will terminate in 2005, in connection with the tenant moving to Griffin Land's single story office building.

        During 2001, Griffin Land completed a light manufacturing building of 165,000 square feet in Griffin Center for JDS Uniphase Corporation ("JDS") which was leased to JDS under a fifteen-year lease. Effective in early fiscal 2005, a new tenant replaced JDS on the lease, which was amended to extend its term, terminate certain options and provide the new tenant an option to purchase the building at the higher of $11.5 million or fair market value in 2021. Lease rates under the amended lease are unchanged from the lease with JDS for the term of the original lease with JDS. This transaction resulted in a charge of approximately $0.2 million for the write-off of certain capitalized costs related to the original lease with JDS in the 2005 first quarter.

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

        As of November 27, 2004, 168,221 square feet of space in the Griffin Center South buildings owned by Griffin Land was leased, comprising 72% of Griffin Land's total space in Griffin Center South. Thus far in 2005, Griffin Land has not leased any previously vacant space, but has extended a lease for 11,474 square feet and has agreed to a lease termination with a tenant who had leased 22,500 square feet in one of Griffin Land's buildings in Griffin Center South. The lease that was terminated was scheduled to extend through January 2008. Griffin Land received $0.3 million in connection with the early termination of this lease. Leases in Griffin Center South scheduled to terminate over the next three years (including the effect of an early lease termination in 2005) are as follows:

	2005	2006	2007
Square feet of expiring leases	22,500	2,368	64,358
Percentage of currently leased space	13%	1%	38%

  Other Office and Industrial Subdivisions

        Two additional Griffin Land parcels appropriate for office or industrial uses are currently marketed for development, including 103 acres in the South Windsor Technology Center and 28 acres in the Day Hill Technology Center in Windsor. The sale of a 16 acre parcel of commercial land in Windsor, which was under contract as of November 27, 2004, was completed in March 2005.

  Residential Developments

  Simsbury

        In November 1999, Griffin Land filed plans for the creation of a residential community of 640 homes, called Meadowood, on a 363 acre site in Simsbury, Connecticut. After the conclusion of the original public hearings before the town's land use commissions, Griffin Land amended its plan and reduced the number of proposed homes to 371. One quarter of these homes are to be deed restricted affordable housing under Connecticut statutes. The public hearings focused on the density of the proposed development, as well as sewer, wetlands and soil contamination issues arising from prior use of the land for farming, as a result of which certain pesticides remain in the upper portion of the soil. The local commissions rejected the plan which is now before the Connecticut courts in a number of separate but related actions. See "Regulation: Environmental Matters". Griffin Land believes that its development plan for this site includes an appropriate method (which has received support from the Connecticut Department of Environmental Protection) of remediating the soils. The outcome of the pending litigation cannot be predicted. In December 2002, the trial court for two cases related to this development ruled in favor of Griffin Land. Simsbury appealed those decisions, one of which was affirmed and the other relating to planning was reversed in part, due to the failure to have obtained a sewer connection approval for Meadowood, which has now been obtained. Those decisions could require compliance with other court decisions on wetlands conservation and placement of septic systems within the sewer district which could affect the proposed development. In a separate but related case, the Connecticut Supreme Court found that the proposed soil remediation had not been shown to result in a health hazard. Griffin Land appealed an adverse decision on wetlands to the Connecticut Supreme Court, which reversed the decision and remanded the case to the trial level court for further consideration. On November 12, 2003, Griffin Land filed a second amendment to its plans which reduced the density to 298 homes with certain land reserved for future development and eliminated most activities in the wetlands and wetland upland areas. The Conservation Commission which has jurisdiction of wetland issues denied that application. That denial has been appealed. The first amended plan, however, remains to be decided by the trial level court of Connecticut. That court declined to direct new hearings by the town's Conservation Commission. As of November 27, 2004, the book value of the land, including design and development costs, for this proposed development was $4.0 million. Management believes that development costs for Meadowood that have been expended to date will be recovered.

        Griffin Land owns another approximately 500 acres in Simsbury, portions of which are zoned residential and other portions of which are zoned industrial. Not all of such land is developable. The industrial land is probably more suited to commercial use. Griffin Land may seek to develop or sell such lands if approvals can be obtained.

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

  Suffield

        In 2003, Griffin Land received approval from the Planning and Zoning Commission of Suffield, Connecticut for the subdivision of 97 acres of contiguous land in Suffield, Connecticut, into a development of 50 homes called Stratton Farms. However, a suit was brought by an adjoining landowner challenging the approval, and Griffin Land was subsequently informed that the required notices posted by the town were not in accordance with applicable requirements. The subdivision plans were resubmitted to the town's land use commission in January 2004, were reapproved and were again contested by the adjoining landowner. A recent court ruling denied the most recent appeal by the adjoining landowner, however, the landowner has requested a rehearing. Infrastructure work on this residential development may begin in the latter part of 2005, as all required permits have been received.

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

        Imperial's growing operations serve a market comprised principally of retail garden centers, landscape nursery mass merchandisers and wholesale sales and service centers. Imperial's major markets are in the Northeast, Mid-Atlantic, the northern portion of the Southeast and the Midwest. Imperial is attempting to expand its distribution to additional parts of the Southeast. Nursery sales are extremely seasonal, peaking in spring, and are strongly affected by commercial and residential building activity and are also materially affected by weather conditions, particularly in the spring planting season.

        Imperial's sales are made to a large variety of customers, none of which represented more than 10% of Imperial's total sales in fiscal 2004 and fiscal 2003. However, sales to mass merchandisers, comprised of several large customers, accounted for 29% of Imperial's total net sales in fiscal 2004, which was down from 35% of total net sales in fiscal 2003. In fiscal 2002 sales to Shemin Nurseries, Inc. represented 10.1% of Imperial's total sales. Imperial's supply agreement with Shemin Nurseries, Inc., entered into in conjunction with the sale of the SSCs, expired on January 26, 2004. Imperial continues to be a supplier to Shemin Nurseries, Inc., although not necessarily at the same sales level as when the sales contract was in effect.

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

        Imperial is reviewing a variety of approaches to improve the operating results for its growing operations, including changes in the relative quantities of some products currently grown and proposed to be grown and also possible changes in the potting and growing cycles for some of its containerized production. Another approach is an effort to increase the percentage of Imperial's product sold to retail garden centers. Sales to garden centers generally have more favorable gross margins than those from sales to mass merchandisers or wholesalers. In addition, efforts are being directed at expanding sales in the Southeast which is closer to the Florida farm and would help reduce delivery costs on product shipped from Florida. A substantial portion of the products which are part of the expanded Florida production are of larger sizes requiring extended growing cycles and some may require added sales emphasis in the Southeast. The field grown liner program in Connecticut is another program directed at reducing plant costs. Any such changes, if successful, taking into account the growing cycles of the related plants, will take a substantial period to be reflected in results of operations to any material extent. Imperial incurred charges for inventory losses above normal levels of approximately $1.1 million in 2004, $0.4 million in 2003 and $1.8 million in 2002. These charges were due principally to crop failures, disease, poor results from the propagation of new plants in Florida and incomplete sell through of certain products, which then became unsaleable. In 2005, Imperial continued to incur charges for inventory losses above normal levels.

        Shipping capacity and shipping expense are major cost concerns. Shipping capacity in Florida has been increased, but may require some additional peaking capacity. Costs of shipping from Florida have been increasing because of higher fuel costs, an increased need to arrange for the return of empty trucks to assure that portable shelving units were available for subsequent shipments and that there is an adequate supply of trucks during the peak spring shipping season. In January 2004, shipping costs also increased due to new Federal Department of Transportation regulations requiring more off duty hours for truck drivers and making shipments with multiple stops more costly. In 2005, Imperial purchased additional portable shelving units and planned its shipping in ways that reduced the need for returning trucks empty. In coming years, Imperial expects that a higher portion of its shipping will be made on trucks outfitted with shelves, which will increase shipping expenses. In addition, obtaining the necessary labor for Florida's spring shipping requirements was costly in 2004 due to concern for the availability of local seasonal labor. Also, additional store service support is being required for mass merchandiser customers.

        During 2000, Imperial operated seven SSCs which sold a wide range of plant material, including a large portion purchased from growers other than Imperial, and horticultural tools and products to the trade. The largest portion of the sales of the SSCs were to professional landscapers. The SSCs had become the principal contributor to the operating profit of Imperial. In January 2001, the SSCs were sold to Shemin Nurseries, Inc. for cash and stock in Shemin Acquisition. Griffin reported a pretax profit of approximately $9.5 million on this transaction.

Investments

  Centaur Communications, Ltd.

        In March of 2004, the Company sold its interest in Centaur for consideration aggregating $70.0 million in cash (after sale expenses and including a foreign currency exchange gain) and common stock in the buying corporation (see below). The sale resulted in a pre-tax gain of $51.1 million and a related foreign currency exchange gain of $1.1 million.

  Centaur Holdings, plc

        In connection with the sale of Centaur, Griffin received 6,477,150 shares of common stock of Centaur Holdings, approximately 4% of the outstanding common stock of Centaur Holdings at the time of the transaction. Centaur Holdings is a publicly traded company that was originally listed on the Alternative Investment Market of the London Stock Exchange. In December 2004, Centaur Holdings moved its listing to the London Stock Exchange. Griffin accounts for its investment in Centaur Holdings as an available-for-sale security. Accordingly, changes in the market value of Griffin's interest in Centaur Holdings, including both changes in its stock price and changes in the foreign currency exchange rate, are not included in Griffin's net income but are included in Griffin's other comprehensive income.

  Shemin Acquisition Corporation

        In connection with the sale in 2001 of Imperial's SSCs, Griffin received approximately 14% of the outstanding common stock of Shemin Acquisition, a privately held company that was the parent company of Shemin Nurseries, Inc. In January 2004, Griffin invested an additional $143,000 in Shemin

Acquisition. Imperial accounted for its investment in Shemin Acquisition under the cost method of accounting for investments.

        On May 31, 2005, Griffin received initial cash proceeds of $5.9 million from the sale of its common stock in Shemin Acquisition. Immediately prior to that sale, Griffin exchanged a portion of its holdings in Shemin Acquisition for common stock in Shemin Nurseries Holding Corp. ("Shemin Nurseries"), which operates a landscape nursery distribution business through its subsidiary that previously was a wholly-owned subsidiary of Shemin Acquisition. On June 29, 2005, Griffin received a cash distribution of $1.5 million from Shemin Nurseries. Subsequent to these transactions, Shemin Nurseries paid $0.2 million to the buyer of Shemin Acquisition, on behalf of Griffin, for Griffin's share of the purchase price adjustment related to the determination of Shemin Acquisition's working capital as of the closing date. Griffin continues to hold its investment in Shemin Nurseries.

  Linguaphone Group Ltd.

        In 1997, Griffin received from Centaur a 25% interest in Linguaphone. In early 1999, a recapitalization of Linguaphone resulted in Griffin's interest being reduced to approximately 14% (11% fully diluted). Further transactions by Linguaphone reduced Griffin's ownership interest to approximately 3%. Accordingly, Griffin accounted for Linguaphone under the cost method of accounting for investments. Linguaphone's operations in its 2004 fiscal year were improved but it continues to report a loss. In fiscal 2001, Griffin recorded a charge to write down its investment in Linguaphone. In September 2005, Griffin sold all of its interest in Linguaphone for nominal consideration.

Financial Information Regarding Industry Segments

        See Note 3 to the consolidated financial statements of Griffin included elsewhere herein for certain financial information regarding the landscape nursery business and the real estate business.

Employees

        As of August 15, 2005, Griffin employed 235 persons on a full-time basis, including 19 in its real estate business and 212 in its landscape nursery business. At present, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

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

        At November 27, 2004, the book value of undeveloped land holdings, including land improvements, owned by Griffin, principally in the Hartford, Connecticut area, was approximately $13.2 million. Griffin believes the fair market value of such land is substantially in excess of its book value, including land improvements.

        A listing of the locations of Griffin's real estate held for development or sale, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut has been developed, and nursery real estate, is as follows:

Real Estate Held For Development or Sale

Location of Property	Land Area (Acres)
Connecticut
Bloomfield	370
East Granby	150
East Windsor	115
Granby	106
Simsbury	864
South Windsor	103
Suffield	372
Windsor	1,134
Massachusetts
Southwick	436
Florida
Leon County	6
Hillsborough County	1

Nursery Real Estate

Location of Property	Land Area (Acres)
Florida
Quincy	1,066
Connecticut
East Granby	424
Granby	305
Windsor	40
Simsbury	10

        Griffin also leases approximately 2,100 square feet in New York City for its executive offices.

        As with many companies engaged in real estate investment and development, Griffin holds its real estate portfolio subject to mortgage debt. See Note 5 to Griffin's consolidated financial statements included in Item 8 for information concerning the mortgage debt associated with Griffin's properties.

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

        In 1999, Griffin Land filed land use applications with the land use commissions of Simsbury, Connecticut for Meadowood, a proposed residential development on approximately 363 acres of land. In 2000, Simsbury's land use commissions issued denials of Griffin Land's Meadowood application. As a result of those denials, Griffin Land brought several separate, but related, suits appealing those decisions. In 2002, the trial court upheld two of Griffin Land's appeals and ordered the town's Planning and Zoning Commissions to approve the Meadowood application. The town appealed those decisions. In 2004, the Connecticut Supreme Court ordered the Zoning Commission to approve the zoning regulations proposed by Griffin Land for Meadowood. The Connecticut Supreme Court also ruled that the denial of the Meadowood application by the Planning Commission can be upheld because Griffin Land had not obtained the required sewer usage permits at the time the application was made to the Planning Commission. The required sewer usage permits for Meadowood have been subsequently obtained. Also in 2004, the Connecticut Supreme Court reversed a lower court decision that had denied Griffin Land a wetlands permit, and remanded the case to Superior Court for further proceedings to determine if a wetlands permit must be issued. On June 6, 2005, the Superior Court ruled that Griffin Land must again apply to the town's Conservation and Inland Wetlands Commission for a wetlands permit for its proposed Meadowood development. This ruling is not yet final because Griffin Land has petitioned the Appellate Court to review and reverse this ruling.

        In 2004, the Planning and Zoning Commission of Suffield, Connecticut approved Griffin Land's proposed residential development known as Stratton Farms. An owner of certain land adjacent to Stratton Farms then filed an appeal of the approval issued by the town's land use commission. On September 26, 2005, the Superior Court of Hartford, Connecticut denied the appeal by the adjoining landowner, however, the landowner has requested a rehearing.

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

        On August 15, 2005, the number of record holders of common stock of Griffin was approximately 443, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the Nasdaq National Market on such date was $25.40 per share. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" for information on our equity compensation plan.

Dividend Policy

        Griffin's current policy is to retain any earnings to finance the operation and expansion of its businesses.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected statement of operations data for fiscal years 2000 through 2004 and balance sheet data as of the end of each fiscal year. The selected financial data has been restated for all periods presented. The selected financial data for fiscal 2002, fiscal 2003 and fiscal 2004 are derived from the audited restated consolidated financial statements included in Item 8 of this report. Note 13 of such audited consolidated financial statements includes an explanation of the adjustments for those periods. Certain information regarding adjustments to the selected financial data for fiscal 2001 and fiscal 2000 is set forth in the notes to the following table.

	2004 (As Restated)(a)	2003 (As Restated)(a)	2002 (As Restated)(a)	2001 (As Restated)(a)	2000 (As Restated)(a)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$41,270	$37,119	$33,024	$31,014	$73,889
Operating (loss) profit	(3,994)	(1,923)	(2,115)	(3,215)	3,767
Gain on sale of Centaur Communications, Ltd.	51,107	—	—	—	—
Gain on sale of Sales & Service Centers	—	—	—	9,469	—
Income (loss) before equity investment (b)(c)	30,660	(2,959)	(717)	1,425	1,593
Net income (loss)	30,988	(2,526)	2,925	1,072	2,185
Basic net income (loss) per share	6.31	(0.52)	0.60	0.22	0.45
Diluted net income (loss) per share	6.06	(0.53)	0.53	0.21	0.43
Balance Sheet Data:
Total assets	176,890	145,298	132,368	123,587	126,794
Working capital	71,442	22,640	34,291	31,095	29,193
Long-term debt (including current portion)	32,334	42,165	26,547	16,448	16,702
Stockholders' equity	134,130	96,901	99,008	96,454	95,321

(a)
The financial data for fiscal 2004, fiscal 2003 and fiscal 2002 has been restated as described in Item 7 and Note 13 to the consolidated financial statements included in Item 8. Griffin also restated its statements of operations for fiscal 2001 and fiscal 2000, and the financial data in the above table, because the changes as described below affected assets in service during those years. Adjustments to previously reported results for fiscal 2001 and fiscal 2000 reflect changes in depreciation expense as a result of the correction to the useful lives used to depreciate certain tenant improvements and the change in the classification of certain improvements from tenant improvements to building improvements. The effects of these adjustments for fiscal 2001 and fiscal 2000 were reductions in operating profit of $98,000 and $116,000, reductions in net income of $65,000 and $77,000 and reductions in per share results of $0.01 and $0.02 for fiscal 2001 and fiscal 2000, respectively. In addition, fiscal 2001 and fiscal 2000 results were adjusted to correct the classification of the amortization of debt issuance costs from selling, general and administrative expenses to interest expense. The effect of this adjustment was to decrease the fiscal 2001 operating loss by $65,000 and increase the fiscal 2000 operating profit by $71,000. This adjustment had no effect on previously reported net income or per share results for fiscal 2001 and fiscal 2000.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

        Griffin has restated its consolidated financial statements for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002, as applicable, to correct: (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin's fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land's buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in fiscal 2004 from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization of debt issuance costs related to Griffin's financing agreements from selling, general and administrative expenses to interest expense.

        The corrected allocation of the purchase price increased by $1.5 million the amount of intangible assets related to the values of in-place leases and tenant relationships and reduced by $1.5 million the amount previously allocated to the tangible real estate assets acquired. The effect of this correction to the purchase price allocation was an increase to Griffin's operating losses by $231,000 and $272,000 for the fiscal years ended November 27, 2004 and November 29, 2003, respectively, principally as a result of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

        The adjustment to depreciation expense related to the correction of the useful lives used to determine the amount of depreciation for tenant improvements related to certain leases and the change in classification of certain improvements from tenant improvements to building improvements decreased Griffin's operating losses by $218,000 and $3,000 for the fiscal years ended November 27, 2004 and November 29, 2003, respectively. The effect of this adjustment on results for fiscal 2002 was immaterial, however this adjustment did result in a $246,000 reduction of stockholders' equity as of December 1, 2001 for adjustments to depreciation for assets placed in service prior to that date.

        Griffin determined that a payment received from a tenant for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue and amortized into rental revenue over the term of the lease. Griffin had recorded the payment received as a reduction of tenant improvements. The effect of this adjustment was to increase Griffin's rental revenue and increase depreciation expense by $82,000 for the fiscal year ended November 27, 2004. There was no effect on Griffin's operating loss because the depreciable lives of the tenant improvements were the same as the lease term over which the amount received from the tenant will be recognized as rental revenue.

        The effect of the correction to the classification of the amortization of debt issuance costs was to decrease Griffin's operating losses and increase interest expense by $415,000, $179,000 and $173,000 for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002, respectively.

        In aggregate, the above adjustments resulted in a decrease to Griffin's net income of $10,000 and an increase to Griffin's net loss of $177,000 for the fiscal years ended November 27, 2004 and November 29, 2003, respectively. There was no effect of the above adjustments on Griffin's net income for the fiscal year ended November 30, 2002. The adjustments described herein affected only noncash credits and charges and did not affect Griffin's cash position. In addition, the adjustments related to the amortization of debt issuance costs did not affect pretax income (loss), net income (loss) or net income (loss) per share in any period. The effect of the above adjustments on Griffin's consolidated statement of cash flows for the fiscal year ended November 27, 2004 was to decrease net cash used in operating activities by $1.2 million, and to decrease net cash provided by investing activities by $1.2 million. There were no changes to net cash used in financing activities for the fiscal year ended November 27, 2004. The above adjustments did not affect originally reported net cash provided by or used in operating, investing or financing activities for the fiscal years ended November 29, 2003 or November 30, 2002. Griffin's consolidated balance sheets as of November 27, 2004 and November 29, 2003 were restated for the effects of the above adjustments, but such adjustments were not material to Griffin's consolidated balance sheets.

        Griffin also restated its statements of operations for fiscal 2001 and fiscal 2000 because the changes as described below affected assets in service during those years. Adjustments to previously reported results for fiscal 2001 and fiscal 2000 reflect changes in depreciation expense as a result of the correction to the useful lives used to depreciate certain tenant improvements and the change in the classification of certain improvements from tenant improvements to building improvements. The effects of the adjustments for fiscal 2001 and fiscal 2000 were reductions in operating profit of $98,000 and $116,000, reductions in net income of $65,000 and $77,000 and reductions in per share results of $0.01 and $0.02 for fiscal 2001 and fiscal 2000, respectively.

        See Note 13 to Griffin's consolidated financial statements in Item 8 for additional information regarding the effects of the restatement on previously issued financial statements.

Quarterly Financial Information

        The following table shows unaudited consolidated financial information for each of the four quarters in fiscal 2004 and fiscal 2003, in each case, as originally reported and as restated.

(amounts in the table are in thousands)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
2004
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Total revenue	$2,906	$2,909	$22,011	$22,035	$10,835	$10,866	$5,431	$5,460
Operating (loss) profit	(1,397)	(1,365)	303	626	(1,810)	(1,794)	(1,492)	(1,461)
Interest expense	(707)	(771)	(624)	(947)	(597)	(611)	(559)	(573)
Net (loss) income	(1,404)	(1,426)	34,807	34,807	(1,221)	(1,220)	(1,184)	(1,173)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
2003
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Total revenue	$2,804	$2,811	$21,623	$21,629	$7,200	$7,203	$5,474	$5,476
Operating (loss) profit	(1,490)	(1,542)	1,835	1,763	(1,323)	(1,306)	(855)	(838)
Interest expense	(624)	(668)	(687)	(712)	(648)	(703)	(662)	(717)
Net (loss) income	(1,652)	(1,715)	486	422	(1,186)	(1,211)	3	(22)

        The restatement adjustment related to the allocation of the purchase price of the acquisition in fiscal 2003 of a controlling interest in a joint venture that owned two properties affected rental revenue and depreciation and amortization expense beginning in the first fiscal quarter of 2003, and did not affect any quarter disproportionately to any other quarter. The restatement adjustment related to the incorrect recording of the useful lives of tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements affected depreciation expense in each of the quarters subject to restatement. This adjustment resulted from various transactions and due to the nature of the changes, the effects in each quarter were not uniform. In fiscal 2004, the effect of this adjustment was a decrease to depreciation expense (increase to operating profit) of $34,000, $65,000, $55,000 and $64,000 in the first, second, third and fourth fiscal quarters, respectively. In fiscal 2003, the effect of this adjustment was an increase (decrease) to depreciation expense of $8,000, $10,000, $9,000 and ($30,000) in the first, second, third and fourth fiscal quarters, respectively. The restatement adjustment related to the misclassification of a payment from a tenant for tenant improvements made by Griffin in accordance with the lease agreement affected rental revenue and depreciation expense beginning in the second fiscal quarter of 2004, when the payment was received, and did not affect any quarter disproportionately to any other quarter. In addition, this adjustment did not affect previously reported operating profit (loss) or previously reported net income (loss) for any period. The restatement adjustment related to the correction of the classification of debt issuance costs from selling, general and administrative expense to interest expense affected each of the quarters subject to restatement. The largest effect of this adjustment was in the second quarter of fiscal 2004 because all of the remaining debt issuance costs for Griffin's credit agreement were amortized in that quarter when the agreement was terminated at that time, resulting in an increase in Griffin's consolidated operating profit of $323,000 and an increase in consolidated interest expense of the same amount. This adjustment did not affect previously reported net income (loss) for any period.

        See Note 11 to Griffin's consolidated financial statements in Item 8 for additional information regarding the effects of the restatement on previously issued interim financial statements.

        As reported in Griffin's consolidated financial statements included in its Report on Form 10-K for the fiscal year ended November 27, 2004, Griffin revised the amounts originally reported for rental revenue and costs related to rental revenue because Griffin determined that it had inadvertently reported certain intercompany revenue and expenses of the same amount in each period related to property management activities at Griffin's real estate business. Accordingly, Griffin revised rental revenue and related costs to eliminate the duplicated amounts for all periods presented. The revisions, which Griffin believes are not material, decreased both revenue and related costs in the fiscal years ended November 29, 2003 and November 30, 2002 by $1,059,000 and $937,000, respectively, to eliminate those offsetting intercompany amounts that were inadvertently included in prior periods. The revisions had no effect on amounts originally reported for gross profit, operating profit (loss), net income (loss), or net income (loss) per share in any of Griffin's previously issued consolidated statements of operations. In addition, the revisions had no effect on any of Griffin's previously issued consolidated balance sheets or consolidated statements of cash flows.

Overview

        The consolidated financial statements of Griffin include the accounts of Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), and Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land"). Prior to March 10, 2004, Griffin had an equity investment in Centaur Communications, Ltd. ("Centaur"), a privately held magazine publishing business based in the United Kingdom. On March 10, 2004, Griffin completed the sale of its investment in Centaur and recorded a substantial gain. The proceeds from that sale included cash and stock in the acquiring company, Centaur Holdings, plc ("Centaur Holdings"). Griffin's investment in Centaur Holdings is accounted for as an available-for-sale security.

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

Summary

        Griffin's results in fiscal 2004 reflect a substantial pretax gain on the sale of its investment in Centaur and a related gain on a foreign currency exchange contract, offset by lower operating results at Griffin Land and Imperial and higher general corporate expense. Griffin's overall interest expense was higher in fiscal 2004 as compared to fiscal 2003, and the sum of interest and dividend income was higher in fiscal 2004 as compared to fiscal 2003. The higher interest expense reflected the accelerated amortization of costs related to Griffin's Credit Agreement, which was terminated in fiscal 2004, which more than offset the lower borrowings as a result of the paydown of debt with the proceeds from the sale of Centaur. The higher interest and dividend income reflect the balance of the cash proceeds after repaying Griffin's borrowings under the Credit Agreement and income tax payments being used for investments. A detailed discussion of fiscal 2004 results is included below.

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

        Griffin's consolidated total revenue increased from $37.1 million in fiscal 2003 to $41.3 million in fiscal 2004. The increase in total revenue reflects increases in revenue of $3.5 million at Griffin Land and $0.6 million at Imperial.

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

        Griffin Land's revenue from leasing operations increased $0.3 million in fiscal 2004 as compared to fiscal 2003 as rental revenue from new leases, including two new tenants in the 117,000 square foot industrial building that was completed near the end of fiscal 2003 and partially leased in 2004, was partially offset by the effect of vacancies in space that was leased in fiscal 2003 but was unleased for most or all of fiscal 2004. During fiscal 2004, Griffin Land released 77,988 square feet and signed new leases for 96,296 square feet and had leases for 18,241 square feet which were terminated without a replacement tenant. At the end of fiscal 2004, Griffin Land owned 1,130,000 square feet of industrial, flex and office space, with 933,000 square feet (83%) leased, as compared to 858,000 (76%) of Griffin Land's 1,130,000 square feet leased at the end of fiscal 2003. The increase in space leased principally reflects the partial leasing of the new building discussed above. Market activity, based on inquiries from potential tenants, in the area where Griffin's properties are located increased in 2004 as compared to

2003, especially for industrial space. Inquiries by prospective tenants and requests for proposals for both office and industrial space were strong at the end of 2004 into mid 2005. However, market activity appears to have softened in the second half of fiscal 2005, as evidenced by a decline in inquiries from prospective tenants.

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

        Griffin incurred a consolidated operating loss of $4.0 million in fiscal 2004 as compared to a consolidated operating loss of $1.9 million in fiscal 2003. The lower operating results reflect decreases of $0.4 million and $0.6 million at Griffin Land and Imperial, respectively, and an increase of $1.1 million in general corporate expense.

        Operating profit at Griffin Land decreased from $1.3 million in fiscal 2003 to $0.8 million in fiscal 2004, reflecting the following:

	Fiscal 2004 (As Restated)	Fiscal 2003 (As Restated)
	(amounts in thousands)
Rental revenue	$10,574	$10,316
Revenue from land sales	3,275	—

Total revenue	13,849	10,316

Costs related to rental revenue excluding depreciation and amortization (a)	3,968	3,546
Costs related to land sales	3,428	—

Total costs excluding depreciation and amortization	7,396	3,546

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	6,606	6,770
Loss from land sales	(153)	—
General and administrative expenses excluding depreciation and amortization expense (a)	(2,334)	(2,188)

Profit before depreciation and amortization expense	4,119	4,582
Depreciation and amortization expense related to costs of rental revenue	(3,285)	(3,245)
Depreciation and amortization expense-other	(8)	(76)

Operating profit	$826	$1,261

(a)
The costs related to rental revenue excluding depreciation and amortization, the profit from leasing activities before general and administrative expenses and before depreciation and amortization expense and general and administrative expenses excluding depreciation and amortization expense are disclosures not in conformity with generally accepted accounting principles. They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with generally accepted accounting principles.

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

        Griffin Land's loss from land sales reflects a profit of $0.3 million from sales of undeveloped residential land, offset by a loss of $0.2 million on the sale of the remaining development rights at Griffin Land's residential development, Walden Woods, in Windsor, Connecticut, and the writeoff of $0.2 million of costs on two potential property sale transactions that did not take place. The increase of $0.1 million in general and administrative expenses excluding depreciation and amortization expense reflects higher salary and benefit expenses.

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

        Imperial's selling, general and administrative expenses increased from $4.4 million in fiscal 2003 to $4.5 million in fiscal 2004. As a percentage of net sales, Imperial's selling, general and administrative expenses were 16.3% of net sales in both fiscal 2003 and fiscal 2004. An increase in selling expenses of $0.3 million in fiscal 2004 as compared to fiscal 2003 was mostly offset by lower marketing and general and administrative expenses. The higher selling expenses reflect higher salesperson compensation expense and higher bad debt expense. The increase in salesperson compensation expense reflects an increased headcount of salespersons and an increase in commissions due to the improved pricing and higher sales to customer segments that generate higher commissions. The increase in bad debt expense reflects the Chapter 11 filing by Frank's Nursery & Crafts, Inc. ("Frank's"), one of Imperial's larger customers. Imperial's bad debt expense on the Frank's bankruptcy was mitigated by the subsequent sale of its claim, which recovered a significant percentage of the total amount due from Frank's at the time it declared bankruptcy. The lower marketing expenses principally reflect the inclusion in fiscal 2003 of expenses related to the introduction of plants to be sold under the new "Novalis" trade name. The lower general and administrative expenses reflect lower donation and contribution expenses.

        Griffin's general corporate expense increased from $1.6 million in fiscal 2003 to $2.7 million in fiscal 2004. The increase principally reflects incentive compensation expense of $0.6 million in fiscal 2004 as compared to no incentive compensation expense in fiscal 2003. In addition, general corporate expense increased $0.2 million for capital based state and local taxes and $0.2 million for increased audit expenses.

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

        Griffin's consolidated interest expense increased from $2.8 million in fiscal 2003 to $2.9 million in fiscal 2004. Higher interest expense in the 2004 first quarter as compared to the 2003 first quarter and the accelerated amortization of $0.3 million of unamortized debt issuance costs related to the termination of Griffin's Credit Agreement was offset by lower interest expense in the balance of the year as a result of the paydown of the entire amount outstanding under the Credit Agreement with a portion of the proceeds from the sale of Centaur. Griffin's average outstanding debt in fiscal 2004 was $36.4 million as compared to $39.7 million in fiscal 2003.

        Griffin had $0.5 million of interest income, dividend income and gains on short-term investments in fiscal 2004 from the investment of the remaining proceeds from the sale of Centaur, after repaying the Credit Agreement debt and making estimated income tax payments.

        Griffin's effective income tax provision rate was 33.0% for fiscal 2004, as compared to an effective income tax benefit rate of 36.8% in fiscal 2003. The 2004 effective income tax provision rate principally reflects a 35% rate for federal income taxes adjusted for certain tax credits related to foreign income taxes paid by Centaur and a basis difference on that investment. In addition, the fiscal 2004 effective tax rate includes the release of an income tax liability of $0.2 million upon completion of tax examinations of prior years. The effective income tax benefit rate for fiscal 2003 reflects a 34% rate for federal income taxes adjusted for state income taxes.

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

        Griffin's consolidated operating loss decreased from $2.1 million in fiscal 2002 to $1.9 million in fiscal 2003. The lower consolidated operating loss reflects an increase of $0.1 million in operating profit at Griffin Land and a decrease of $0.3 million in the operating loss at Imperial, offset by an increase of $0.2 million in Griffin's general corporate expense.

        Operating profit at Griffin Land increased from $1.2 million in fiscal 2002 to $1.3 million in fiscal 2003, reflecting the following:

	Fiscal 2003 (As Restated)	Fiscal 2002
	(amounts in thousands)
Rental revenue	$10,316	$7,279
Revenue from land sales	—	533

Total revenue	10,316	7,812

Costs related to rental revenue excluding depreciation and amortization (a)	3,546	2,202
Costs related to land sales	—	185

Total costs excluding depreciation and amortization	3,546	2,387

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	6,770	5,077
Gain from land sales	—	348
General and administrative expenses excluding depreciation and amortization expense (a)	(2,188)	(2,038)

Profit before depreciation and amortization expense	4,582	3,387
Depreciation and amortization expense related to costs of rental revenue	(3,245)	(2,134)
Depreciation and amortization expense-other	(76)	(70)

Operating profit	$1,261	$1,183

(a)
The costs related to rental revenue excluding depreciation and amortization expense, the profit from leasing activities before general and administrative expenses and before depreciation and amortization expense and general and administrative expenses excluding depreciation and amortization expense are disclosures not in conformity with generally accepted accounting principles. They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with generally accepted accounting principles.

        Griffin Land's profit from its leasing activities before general and administrative expenses and before depreciation and amortization expense increased from $5.1 million in fiscal 2002 to $6.8 million in fiscal 2003, due principally to the increase of $3.0 million in rental revenue discussed above, partially offset by an increase of $1.3 million in operating expenses of Griffin Land's buildings. The higher operating expenses reflect $1.1 million related to the two office buildings acquired in the 2003 first quarter, $0.1 million from buildings that were online for the entire year in fiscal 2003 as compared to part of the year in fiscal 2002 and $0.2 million of higher expenses throughout all buildings, due principally to higher snow removal costs, utility expenses and real estate taxes. Land sales generated a profit of $0.3 million in fiscal 2002, however there were no property sales in fiscal 2003. Depreciation and amortization expense at Griffin Land increased in fiscal 2003 as compared to fiscal 2002 due principally to depreciation and amortization related to the two office buildings acquired in the fiscal 2003 first quarter and a full year's depreciation on buildings completed in fiscal 2002, which included only a partial year's depreciation on those assets. Griffin Land's general and administrative expenses, including real estate taxes on undeveloped land, increased from $2.0 million in fiscal 2002 to $2.2 million in fiscal 2003, due principally to real estate tax increases.

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

        Griffin's general corporate expense increased from $1.4 million in fiscal 2002 to $1.6 million in fiscal 2003. The increase principally reflects higher compensation expenses and general expense increases.

        Griffin's consolidated interest expense increased from $1.8 million in fiscal 2002 to $2.8 million in fiscal 2003. The increase reflects the overall higher amount of borrowings outstanding in fiscal 2003 as compared to fiscal 2002. Griffin's average amount of debt outstanding in fiscal 2003 was $39.7 million as compared to average outstanding debt of $23.2 million in fiscal 2002. The higher amount of outstanding debt in fiscal 2003 includes the $9.75 million nonrecourse mortgage completed in the 2003 first quarter to finance the acquisition of the controlling interest in two Griffin Center office buildings and other borrowings needed to supplement operating cash flow to finance Griffin's working capital requirements and real estate development activities.

        The effective rate of Griffin's income tax benefit in fiscal 2003 was 36.8% as compared to an effective income tax benefit rate of 81.5% in fiscal 2002. The effective rate of Griffin's income tax benefit in fiscal 2003 reflects a 34% rate for a federal income tax benefit, adjusted for state income tax benefits. Based on projected future taxable income from operations, the sale of appreciated assets, tax planning strategies and the future period in which net operating loss carryforwards may be utilized, management believes it is more likely than not that Griffin will realize the benefits of its deferred tax assets currently reported. Therefore, a valuation allowance is not included in Griffin's results for fiscal 2003. The high effective income tax benefit rate in fiscal 2002 reflects the tax benefit on Griffin's pretax loss and the reversal of a liability of $1.5 million for income taxes as a result of a favorable outcome of tax examinations for earlier years. The tax examinations were made on tax returns filed by Culbro Corporation ("Culbro"), Griffin's parent company prior to the distribution (the "Distribution") of Griffin common stock to Culbro's shareholders in 1997. Under a Tax Sharing Agreement, the liability for certain income taxes was assumed by Griffin from Culbro at the time of the Distribution.

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

Liquidity and Capital Resources

        Net cash used in operating activities increased from $0.9 million in fiscal 2003 to $46.9 million in fiscal 2004. The $46.0 million increase in net cash used in operating activities principally reflects the investment of $30.2 million of the proceeds from the sale of Centaur in short-term investments and Griffin's income tax payments of $16.0 million related to the gain on the sale of Centaur.

        Net cash provided by investing activities was $64.9 million in fiscal 2004 as compared to net cash used in investing activities of $14.6 million in fiscal 2003. The net cash provided by investing activities in fiscal 2004 reflects the proceeds of $68.9 million from the sale of Centaur and $1.1 million from a related foreign currency exchange contract, and property sale proceeds of $3.0 million, principally from the Walden Woods sale. The net cash used in investing activities in fiscal 2003 reflects $7.7 million used for the acquisition of a controlling interest in a real estate joint venture that owned two multi-story office buildings of approximately 80,000 square feet each located in Griffin Center in Windsor, Connecticut. Griffin had previously held a 30% interest. Additions to real estate held for lease in fiscal 2004 principally reflect the start of construction of a new 137,000 square foot industrial building and tenant improvements, related to new leases and to a ten year lease extension with a major tenant in the New England Tradeport. The new lease rates on the extended lease were based in part on the tenant improvement investment to provide Griffin Land an appropriate return over the lease term on its investment of these improvement costs.

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

        Net cash used in financing activities was $9.2 million in fiscal 2004 as compared to net cash of $15.5 million provided by financing activities in fiscal 2003. The net cash used in financing activities in fiscal 2004 reflects the paydown of all of the outstanding amounts under the Credit Agreement using a portion of the proceeds from the sale of Centaur. Fiscal 2004 also includes $1.5 million of proceeds from an additional mortgage on two industrial buildings. The proceeds were used to finance tenant improvements related to a ten year lease extension by a major tenant in one of those buildings. The net cash generated from financing activities in fiscal 2003 includes the proceeds from a $9.75 million nonrecourse mortgage placed on the two multi-story office buildings of the joint venture acquired in December 2002 and an increase in borrowings under the Credit Agreement to finance Griffin's operations.

        In the balance of fiscal 2005, Griffin plans to continue to invest in its real estate business. As a result of new leases for industrial space and expressions of interest by potential users of that type of space, Griffin Land started construction on the shell of an additional 137,000 square foot industrial building in the New England Tradeport in the second quarter of fiscal 2005. This new construction is being done on speculation. Griffin Land has recently executed leases for approximately 69,000 square feet in this building for delivery at the end of this year. Griffin Land also expects to incur expenditures to build out the interiors of its new buildings as leases are completed, and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.

        In 2004, Griffin Land received approval for its proposed residential development, Stratton Farms, in Suffield, Connecticut. An owner of certain land adjacent to Stratton Farms filed an appeal of the approval issued by the town's land use commission. A recent court ruling has denied that appeal, however, the owner of the adjacent land has requested a rehearing. Infrastructure work on this residential development may begin later this year as all required permits have been received. Griffin Land is continuing development activities to obtain approvals for its proposed residential development in Simsbury, Connecticut. Griffin Land intends to proceed with residential development plans on other of its lands that are also appropriate for that use. Thus far in fiscal 2005, Griffin Land has completed sales of commercial and residential land which generated total cash proceeds of $2.4 million.

        On May 31, 2005, Griffin received initial cash proceeds of $5.9 million from the sale of its common stock of Shemin Acquisition Corporation ("Shemin Acquisition"). Immediately prior to that sale, Griffin exchanged a portion of its holdings in Shemin Acquisition for common stock in Shemin Nurseries Holding Corp. ("Shemin Nurseries"), which operates a landscape nursery distribution business through its subsidiary that previously was a subsidiary of Shemin Acquisition. On June 29, 2005, Griffin received a cash distribution of $1.5 million from Shemin Nurseries. Subsequent to these transactions, Shemin Nurseries paid $0.2 million to the buyer of Shemin Acquisition, on behalf of Griffin, for Griffin's share of the purchase price adjustment related to the determination of Shemin Acquisition's working capital as of the closing date. Griffin continues to hold its investment in Shemin Nurseries.

        On July 7, 2005, a subsidiary of Griffin Land completed a $12.7 million mortgage on two of its Tradeport industrial buildings, the 137,000 square foot building just completed and the 117,000 square foot building completed in 2003. The new mortgage has an interest rate of 5.46% and a ten-year term with payments based on a thirty-year amortization schedule. The new mortgage is nonrecourse, however, Griffin entered into a master lease with its subsidiary for the space in the buildings that was not leased to third-party tenants at the inception of the mortgage (the "Initial Vacant Space"). As Griffin Land enters into approved leases for the Initial Vacant Space, the master lease between Griffin and its subsidiary on that portion of the Initial Vacant Space will be terminated. Mortgage payments under this new mortgage will be $0.9 million per year.

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

        As a result of the Centaur transaction, Griffin repaid the entire amount outstanding under its Credit Agreement and terminated the Credit Agreement. As of August 27, 2005, Griffin had cash and short-term investments of $44.2 million. Management believes that the significant amount of cash on hand and short-term investments will be sufficient to finance the working capital requirements of Griffin's businesses and fund continued investment in Griffin's real estate assets for the foreseeable future. Griffin Land may also continue to seek nonrecourse mortgage placements on selected properties. Griffin also anticipates seeking to purchase either or both other land and buildings with a substantial portion of its cash and short-term investment balances. There are no specific real estate acquisitions planned for at this time. Such acquisitions may or may not occur based on many factors, including real estate pricing.

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

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This new standard supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R requires an issuer to recognize the cost of employee services received in exchange for an award of equity instruments. Therefore, the cost of rewarding equity instruments will be recognized in Griffin's financial statements rather than disclosed in a pro forma statement in the financial statement footnotes. SFAS No. 123R will be effective for Griffin in fiscal 2006. Management expects to adopt SFAS 123R using the modified prospective method, and expects that the adoption of SFAS No. 123R will decrease Griffin's annual basic and diluted per share results by $0.01 to $0.04 per share.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRIFFIN LAND & NURSERIES, INC

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Nov. 27, 2004 (As Restated) (Note 13)	Nov. 29, 2003 (As Restated) (Note 13)	Nov. 30, 2002 (As Restated) (Note 13)
Landscape nursery net sales	$27,421	$26,803	$25,212
Rental revenue and property sales	13,849	10,316	7,812

Total revenue	41,270	37,119	33,024

Costs of landscape nursery sales	25,093	24,025	22,738
Costs related to rental revenue and property sales	10,681	6,771	4,521

Total costs of goods sold	35,774	30,796	27,259

Gross profit	5,496	6,323	5,765
Selling, general and administrative expenses	9,490	8,246	7,880

Operating loss	(3,994)	(1,923)	(2,115)
Gain on sale of Centaur Communications, Ltd.	51,107	—	—
Foreign currency exchange gain	1,070	—	—
Interest expense	(2,902)	(2,800)	(1,792)
Interest income, dividend income and gains on short-term investments	500	39	26

Income (loss) before income tax provision (benefit) and equity investment	45,781	(4,684)	(3,881)
Income tax provision (benefit)	15,121	(1,725)	(3,164)

Income (loss) before equity investment	30,660	(2,959)	(717)
Equity income from Centaur Communications, Ltd.	328	433	3,642

Net income (loss)	$30,988	$(2,526)	$2,925

Basic net income (loss) per common share	$6.31	$(0.52)	$0.60

Diluted net income (loss) per common share	$6.06	$(0.53)	$0.53

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 27, 2004 (As Restated) (Note 13)	Nov. 29, 2003 (As Restated) (Note 13)
ASSETS
Current Assets
Cash and cash equivalents	$8,827	$18
Short-term investments, net	30,173	—
Accounts receivable, less allowance of $188 and $149	2,162	1,948
Inventories, net	32,184	32,396
Deferred income taxes	1,572	1,812
Other current assets	3,423	2,467

Total current assets	78,341	38,641
Real estate held for sale or lease, net	65,675	62,835
Property and equipment, net	11,310	11,919
Investment in Centaur Holdings, plc	11,290	—
Investment in Centaur Communications, Ltd.	—	20,895
Other assets	10,274	11,008

Total assets	$176,890	$145,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Long-term debt due within one year	$855	$11,428
Accounts payable and accrued liabilities	6,044	4,573

Total current liabilities	6,899	16,001
Long-term debt	31,479	30,737
Deferred income taxes	1,758	—
Other noncurrent liabilities	2,624	1,659

Total liabilities	42,760	48,397

Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 4,959,162 and 4,876,916 shares issued and outstanding, respectively	50	49
Additional paid-in capital	94,699	93,392
Retained earnings	34,177	3,189
Accumulated other comprehensive income, net of tax	5,204	271

Total stockholders' equity	134,130	96,901

Total liabilities and stockholders' equity	$176,890	$145,298

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (As Restated) (Note 13)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total (As Restated) (Note 13)	Total Comprehensive Income(Loss) (As Restated) (Note 13)
Balance at December 1, 2001 (as originally reported)	4,862,704	$49	$93,368	$3,036	$247	$96,700	$—
Cumulative effect of restatement on prior years	—	—	—	(246)	—	(246)	—

Balance at December 1, 2001 (as restated)	4,862,704	49	93,368	2,790	247	96,454	—
Exercise of employee stock options	2,212	—	4	—	—	4	—
Other comprehensive loss	—	—	—	—	(375)	(375)	(375)
Net income	—	—	—	2,925	—	2,925	2,925

Balance at November 30, 2002 (as restated)	4,864,916	49	93,372	5,715	(128)	99,008	$2,550

Exercise of employee stock options	12,000	—	20	—	—	20	$—
Other comprehensive income	—	—	—	—	399	399	399
Net loss (as restated)	—	—	—	(2,526)	—	(2,526)	(2,526)

Balance at November 29, 2003 (as restated)	4,876,916	49	93,392	3,189	271	96,901	$(2,127)

Exercise of employee stock options including tax benefit of $308	82,246	1	1,307	—	—	1,308	$—
Other comprehensive income, net of tax	—	—	—	—	4,933	4,933	4,933
Net income (as restated)	—	—	—	30,988	—	30,988	30,988

Balance at November 27, 2004 (as restated)	4,959,162	$50	$94,699	$34,177	$5,204	$134,130	$35,921

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 27, 2004 (As Restated) (Note 13)	Nov. 29, 2003 (As Restated) (Note 13)	Nov. 30, 2002 (As Restated) (Note 13)
Operating activities:
Net income (loss)	$30,988	$(2,526)	$2,925
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Centaur Communications, Ltd.	(51,107)	—	—
Depreciation and amortization	4,639	4,616	3,386
Tax payment included in other comprehensive income	(1,061)	—	—
Gain on foreign exchange contract	(1,070)	—	—
Provision for inventory losses	1,149	410	1,840
Income from equity investment	(328)	(433)	(3,642)
Deferred income taxes	652	(1,704)	(373)
Amortization of debt issuance costs	415	179	173
Loss (gain) on sale of properties	153	—	(348)
Unrealized gains on trading securities	(71)	—	—
Provision for bad debts	68	14	32
Changes in assets and liabilities which (decreased) increased cash:
Investment in trading securities	(30,102)	—	—
Accounts receivable	(253)	64	438
Inventories	(937)	(1,642)	(2,555)
Other current assets	(956)	(594)	(1,048)
Accounts payable and accrued liabilities	152	626	(1,097)
Income tax refunds, net	—	1,062	—
Lease inducement payment	—	(1,169)	—
Other noncurrent assets and noncurrent liabilities, net	725	241	(1,760)

Net cash used in operations	(46,944)	(856)	(2,029)

Investing activities:
Proceeds from the sale of Centaur Communications, Ltd., net of expenses	68,852	—	—
Acquisition of a controlling interest in a real estate joint venture, net of cash acquired of $16	—	(7,702)	(1,000)
Additions to real estate held for sale or lease	(7,230)	(6,185)	(4,145)
Proceeds from sale of properties, net of expenses	3,016	—	533
Proceeds from foreign exchange contract	1,070	—	—
Additions to property and equipment	(603)	(736)	(2,478)
Other, net	(143)	—	(145)

Net cash provided by (used in) investing activities	64,962	(14,623)	(7,235)

Financing activities:
Payments of debt	(11,550)	(706)	(893)
Increase in debt	1,500	16,225	10,925
Debt issuance costs	—	(66)	(771)
Exercise of stock options	1,000	20	4
Other, net	(159)	—	—

Net cash (used in) provided by financing activities	(9,209)	15,473	9,265

Net increase (decrease) in cash and cash equivalents	8,809	(6)	1
Cash and cash equivalents at beginning of year	18	24	23

Cash and cash equivalents at end of year	$8,827	$18	$24

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

        Griffin has restated its consolidated financial statements for the years ended November 27, 2004, November 29, 2003 and November 30, 2002 to correct: (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin's fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land's buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in fiscal 2004 from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization of debt issuance costs related to Griffin's financing agreements from selling, general and administrative expenses to interest expense.

        The corrected allocation of the purchase price increased by $1.5 million the amount of intangible assets related to the values of in-place leases and tenant relationships and reduced by $1.5 million the amount previously allocated to Griffin's tangible real estate assets. The effect of this correction to the purchase price allocation was an increase to Griffin's operating losses by $231 and $272 in the fiscal years ended November 27, 2004 and November 29, 2003, respectively, because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

        The adjustment to depreciation expense related to the correction of the useful lives used to determine the amount of depreciation for tenant improvements related to certain leases and the change in classification of certain improvements from tenant improvements to building improvements decreased Griffin's operating losses by $218 and $3 for the fiscal years ended November 27, 2004 and November 29, 2003, respectively. The effect of this adjustment on results for fiscal 2002 was immaterial, however this adjustment did result in a $246 reduction to stockholders' equity as of December 1, 2001 for adjustments to depreciation for assets placed in service prior to that date.

        Griffin determined that a payment received in fiscal 2004 from a tenant for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue and amortized into rental revenue over the term of the lease. Griffin had recorded the payment received as a reduction of its tenant improvements. The effect of this adjustment was to increase Griffin's rental revenue and increase depreciation expense by $82 for the fiscal year ended November 27, 2004. There was no effect on Griffin's operating profit because the depreciable lives of the tenant improvements were the same as the lease term over which the amount received from the tenant will be recognized as rental revenue.

        The effect of the correction to the classification of the amortization of debt issuance costs was to decrease Griffin's operating losses and increase interest expense by $415, $179 and $173 for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002, respectively.

        In aggregate, the above adjustments resulted in a decrease to Griffin's net income of $10 and an increase to Griffin's net loss of $177 for the fiscal years ended November 27, 2004 and November 29, 2003, respectively. The changes in rental revenue and depreciation and amortization expense described herein affected only noncash credits and charges and did not affect Griffin's cash position. In addition, the adjustments related to the amortization of debt issuance costs did not affect pretax income (loss), net income (loss) or net income (loss) per share in any period. The effect of the above adjustments on Griffin's consolidated statement of cash flows for the fiscal year ended November 27, 2004 was to decrease net cash used in operating activities by $1.2 million and to decrease net cash provided by investing activities by $1.2 million. There were no changes to net cash used in financing activities for the fiscal year ended November 27, 2004. The above adjustments did not affect originally reported net cash provided by or used in operating, investing or financing activities for the fiscal years ended November 29, 2003 or November 30, 2002. Griffin's consolidated balance sheets as of November 27, 2004 and November 29, 2003 were restated for the effects of the above adjustments, but such adjustments were not material to Griffin's consolidated balance sheets (see Note 13).

        Griffin revised the amounts originally reported for rental revenue and costs related to rental revenue because Griffin determined that it had inadvertently reported certain intercompany revenue and expenses of the same amount in each period related to property management activities at Griffin's real estate business. Accordingly, Griffin revised rental revenue and related costs to eliminate the duplicated amounts for all periods presented. The revisions decreased both revenue and related costs in the fiscal years ended November 29, 2003 and November 30, 2002 by $1,059 and $937, respectively, to eliminate those offsetting intercompany amounts that were inadvertently included in prior periods. The revisions had no effect on amounts originally reported for gross profit, operating profit (loss), net income (loss), or net income (loss) per share in any of Griffin's previously issued consolidated statements of operations. In addition, the revisions had no effect on any of Griffin's previously issued consolidated balance sheets or consolidated statements of cash flows.

        All amounts in these financial statements have been restated where appropriate.

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

  Investments

        Griffin's short-term investments are comprised of equity and debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet date, and the net realized and unrealized gains and losses on these investments are included in pretax income (loss).

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

        Griffin's investments in Shemin Acquisition Corporation ("Shemin Acquisition") and Linguaphone Group, Ltd. ("Linguaphone") are accounted for under the cost method of accounting for investments. These investments are included in other assets on Griffin's balance sheet.

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

	For the Fiscal Years Ended,
	Nov. 27, 2004 (As Restated) (Note 13)	Nov. 29, 2003 (As Restated) (Note 13)	Nov. 30, 2002
Net income (loss), as reported	$30,988	$(2,526)	$2,925
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(125)	(267)	(332)

Net income (loss), pro forma	$30,863	$(2,793)	$2,593

Adjusted net income (loss) for computation of diluted per share results, proforma	$30,825	$(2,836)	$2,310

Basic net income (loss) per common share, as reported	$6.31	$(0.52)	$0.60

Basic net income (loss) per common share, pro forma	$6.28	$(0.57)	$0.53

Diluted net income (loss) per common share, as reported	$6.06	$(0.53)	$0.53

Diluted net income (loss) per common share, pro forma	$6.03	$(0.58)	$0.46

        The weighted average fair values of each option granted during fiscal 2004, fiscal 2003, and fiscal 2002, were $11.59, $5.63, and $7.15, respectively, estimated as of the date of grant using the Black-

Scholes option-pricing model. The following weighted average assumptions were used in the model to calculate the fair value of each option:

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

        Griffin's other intangible assets consist principally of the value of above-market and below-market leases, in-place leases and customer relationships with tenants recorded in connection with Griffin's acquisition in fiscal 2003 of a controlling interest in a joint venture that owned two multi-story office buildings. Amortization of the value of above-market and below-market leases, included in rental revenue, is determined on a straight-line basis over the lease terms. Amortization of the value of in-place leases, included in costs related to rental revenue, is determined on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants, included in costs related to rental revenue, is determined on a straight-line basis over the lease terms and anticipated renewal periods. Other intangible assets are included in other assets on Griffin's balance sheet.

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

        In Centaur's year ended June 30, 2003, Centaur recorded a tax expense and a deferred tax liability of $883 related to an error pertaining to its year ended June 30, 1996. Such expense was reflected in Centaur's results for the twelve month period ended November 30, 2003 as set forth above, which results are used by Griffin to record its equity share of Centaur's earnings. In recording its equity share of Centaur's earnings for Griffin's year ended November 30, 2003, Griffin excluded its $216 equity share of this 1996 expense and restated its investment in Centaur and corresponding equity (additional paid-in capital) by $216 as of November 27, 1999, the earliest balance sheet date reported in Griffin's fiscal 2003 financial statements.

3.    Industry Segment Information

        Griffin's reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

	For the Fiscal Years Ended,
	Nov. 27, 2004 (As Restated) (Note 13)	Nov. 29, 2003 (As Restated) (Note 13)	Nov. 30, 2002 (As Restated) (Note 13)
Total revenue
Landscape nursery net sales	$27,421	$26,803	$25,212
Rental revenue and property sales	13,849	10,316	7,812

	$41,270	$37,119	$33,024

Operating profit (loss)
Landscape nursery	$(2,152)	$(1,581)	$(1,921)
Real estate	826	1,261	1,183

Industry segment totals	(1,326)	(320)	(738)
General corporate expense	(2,668)	(1,603)	(1,377)

Operating loss	(3,994)	(1,923)	(2,115)
Gain on sale of Centaur Communications, Ltd.	51,107	—	—
Foreign currency exchange gain	1,070	—	—
Interest expense, net of interest income, dividend income, and gains on short-term investments	(2,402)	(2,761)	(1,766)

Income (loss) before income tax provision (benefit)	$45,781	$(4,684)	$(3,881)

	Nov. 27, 2004 (As Restated) (Note 13)	Nov. 29, 2003 (As Restated) (Note 13)	Nov. 30, 2002 (As Restated) (Note 13)
Identifiable assets
Landscape nursery	$50,330	$50,904	$50,306
Real estate	73,451	70,484	58,059

Industry segment totals	123,781	121,388	108,365
General corporate (consists primarily of investments)	53,109	23,910	24,003

	$176,890	$145,298	$132,368

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Nov. 27, 2004 (As Restated) (Note 13)	Nov. 29, 2003	Nov. 30, 2002	Nov. 27, 2004 (As Restated) (Note 13)	Nov. 29, 2003 (As Restated) (Note 13)	Nov. 30, 2002
Landscape nursery	$580	$700	$2,451	$1,346	$1,295	$1,172
Real estate	8,572	6,221	3,447	3,293	3,321	2,203

Industry segment totals	9,152	6,921	5,898	4,639	4,616	3,375
General corporate	—	—	—	—	—	11

	$9,152	$6,921	$5,898	$4,639	$4,616	$3,386

        Griffin restated its consolidated financial statements for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002 (see Note 13).

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

4.    Income Taxes

        Griffin's income tax provisions and deferred tax assets and liabilities in the accompanying financial statements have been calculated in accordance with SFAS No. 109 "Accounting for Income Taxes." The income tax (benefit) provision for fiscal 2004, fiscal 2003 and fiscal 2002 are summarized as follows:

	For the Fiscal Years Ended,
	Nov. 27, 2004 (As Restated) (Note 13)	Nov. 29, 2003 (As Restated) (Note 13)	Nov. 30, 2002
Current federal	$14,622	$(111)	$(2,837)
Current state and local	(153)	90	46
Deferred federal	641	(1,483)	(198)
Deferred state and local	11	(221)	(175)

Total income tax provision (benefit)	$15,121	$(1,725)	$(3,164)

        In addition, a deferred tax liability of $1,818 was included as a charge to other comprehensive income (loss) in fiscal 2004 related to the deferred gain on the sale of Centaur and the mark to market adjustment on the investment in Centaur Holdings.

        The reasons for the difference between the United States statutory income tax rate and the effective rates are shown in the following table:

	For the Fiscal Years Ended,
	Nov. 27, 2004 (As Restated) (Note 13)	Nov. 29, 2003 (As Restated) (Note 13)	Nov. 30, 2002
Tax provision (benefit) at statutory rates	$16,023	$(1,593)	$(1,320)
Foreign tax credits and Section 78 gross-up	(2,911)	—	—
Basis difference on investment in Centaur Holdings	2,231	—	—
Reversal of accrued tax liability	(238)	—	(1,508)
State and local taxes	67	(149)	(141)
Tax liability adjustments	19	—	(131)
Permanent items	12	12	(53)
Other	(82)	5	(11)

Total income tax provision (benefit)	$15,121	$(1,725)	$(3,164)

        The reversal of accruals for income tax liability in fiscal 2004 and fiscal 2002 reflect the favorable settlements of tax examinations of earlier years. The tax examinations were made on tax returns filed by Culbro Corporation ("Culbro"), Griffin's parent company prior to distribution (the "Distribution") of Griffin common stock to Culbro's stockholders in 1997. The accrual for income taxes was assumed by Griffin from Culbro at the time of the Distribution for unresolved tax examinations of earlier years. Under a Tax Sharing Agreement between Griffin and Culbro, Griffin remained liable after the Distribution for tax assessments related to certain items included on Culbro's consolidated income tax returns. The Tax Sharing Agreement provided, among other things, for the allocation between Culbro and Griffin of federal, state, local and foreign tax liabilities for all periods that Griffin was a wholly-owned subsidiary of Culbro. With respect to the consolidated tax returns filed by Culbro, the Tax Sharing Agreement provides that Griffin remained liable for any amounts that Culbro would have been required to pay with respect to any deficiencies assessed through the date that the common stock of Griffin was distributed to Culbro shareholders, generally as if Griffin had filed separate tax returns.

        The significant components of Griffin's current deferred tax asset and noncurrent deferred tax (liability) asset are shown below. Griffin's noncurrent deferred tax asset is included in other assets on Griffin's consolidated balance sheet as of November 29, 2003.

	Nov. 27, 2004	Nov. 29, 2003
Inventory	$1,456	$1,651
State net operating loss carryforwards	—	88
Other	116	73

Current deferred tax asset	$1,572	$1,812

	Nov. 27, 2004 (As Restated) (Note 13)	Nov. 29, 2003 (As Restated) (Note 13)
Deferred gain on sale of Centaur	$(1,950)	$—
Depreciation	(1,558)	(1,724)
Deferred gain on sale of SSCs	576	560
Retirement benefit plans	518	379
Write-down of investment (net of valuation allowance of $250 in each year)	175	163
Federal and state net operating loss credit carryforwards	335	1,406
Mark to market adjustment to other comprehensive income (loss) on Centaur Holdings investment	132	—
Other	14	(312)

Noncurrent deferred tax (liability) asset	$(1,758)	$472

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

        As a result of the proceeds received from the sale of Centaur (see Note 2), Griffin repaid the entire amount then outstanding ($18.4 million) under its Credit Agreement and subsequently terminated the Credit Agreement, which was scheduled to expire in February 2005. Accordingly, the write off of unamortized debt issuance costs of approximately $0.3 million are included in interest expense in fiscal year 2004. The Credit Agreement balance was included in the current portion of long-term debt at November 29, 2003. The amount outstanding at November 29, 2003 under the Credit Agreement had a weighted average interest rate of 3.63%.

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

7.    Stockholders' Equity

  Per Share Results

        Basic and diluted per share results were based on the following:

	For the Fiscal Years Ended,
	Nov. 27, 2004 (As Restated) (Note 13)	Nov. 29, 2003 (As Restated) (Note 13)	Nov. 30, 2002
Net income (loss) as reported for computation of basic per share results	$30,988	$(2,526)	$2,925
Adjustment to net income (loss) for assumed exercise of options of equity investee (Centaur)	(38)	(43)	(283)

Adjusted net income (loss) for computation of diluted per share results	$30,950	$(2,569)	$2,642

Weighted average shares outstanding for computation of basic per share results	4,911,000	4,873,000	4,864,000
Incremental shares from assumed exercise of Griffin stock options (a)	197,000	—	107,000

Adjusted weighted average shares for computation of diluted per share results	5,108,000	4,873,000	4,971,000

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

        The Griffin Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Griffin. A summary of the activity under the Griffin Stock Option Plan is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at December 1, 2001	629,307	$12.18
Exercised in 2002	(2,212)	1.79
Granted in 2002	32,983	15.26
Cancelled in 2002	(4,000)	13.09

Outstanding at November 30, 2002	656,078	12.37
Exercised in 2003	(12,000)	1.69
Granted in 2003	16,164	12.75
Cancelled in 2003	(700)	13.07

Outstanding at November 29, 2003	659,542	12.57
Exercised in 2004	(82,246)	12.16
Granted in 2004	7,218	24.94

Outstanding at November 27, 2004	584,514	$12.78

Number of option holders at November 27, 2004	27

Range of Exercise Prices	Outstanding at Nov. 27, 2004	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
Under $3.00	8,011	$1.88	0.4
$3.00–$11.00	98,172	7.53	1.2
Over $11.00	478,331	14.04	4.3

	584,514

        Of the options issued in fiscal 2004, 4,812 vest on the second anniversary from the date of grant and 2,406 vested upon the date of grant. Of the options issued in fiscal 2003, 6,000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 10,164 vest on the second anniversary from the date of grant. Of the options issued in fiscal 2002, 25,000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 7,983 vested during fiscal 2004. At November 27, 2004, 511,074 options outstanding under the Griffin Stock Option Plan were exercisable with a weighted average price of $12.55 per share.

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

$50,795

        Total rental revenue from all leases in fiscal 2004, fiscal 2003 and fiscal 2002 was $10,464, $10,195 and $6,752, respectively.

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

  Centaur Holdings, plc

        In addition to the cash proceeds received from the sale of Centaur (see Note 2), Griffin received 6,477,150 shares of Centaur Holdings common stock (representing approximately 4.4% of its newly issued outstanding common stock), which was initially valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time. Griffin's investment in the common stock of Centaur Holdings is accounted for as an available-for-sale security under SFAS No. 115. Accordingly, changes in the value of Centaur Holdings, reflecting both changes in the stock price and changes in the foreign currency exchange rate are included, net of income taxes, in Accumulated Other Comprehensive Income (see Note 10). Dividend income of $122 from Centaur Holdings is included in Griffin's fiscal 2004 statement of operations.

  Real Estate Joint Venture

        On December 6, 2002, Griffin acquired the controlling interest in a joint venture for $8.7 million. Griffin previously held a 30% interest in the joint venture. Subsequent to the acquisition, Griffin's investment in the joint venture was terminated. Griffin accounted for its acquisition of the controlling interest in the real estate joint venture as a business combination in accordance with SFAS No. 141 "Business Combinations", which requires Griffin's cost basis of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases and the value of tenant relationships, based in each case on their fair values. Management's estimates of value were made using methods consistent with those used by independent appraisers (e.g., discounted cash flow analysis). The excess of the sum of the fair values of the assets acquired over the purchase price was allocated as a pro rata reduction to the valuation of each of the long-term assets acquired. At November 27, 2004 and November 29, 2003, intangible assets of $1,531 and $1,901, respectively, net of accumulated amortization of $796 and $426, respectively, are included in other assets on Griffin's balance sheet (see Note 1). Estimated amortization expense over each of the next five years is $312, $231, $139, $106 and $106. Griffin has restated its consolidated financial statements for the fiscal years ended November 29, 2003 and November 27, 2004 as a result of a revision to the original purchase price allocation of the acquisition of the controlling interest in the joint venture (see Note 13).

  Shemin Acquisition Corporation

        At November 27, 2004, Griffin held an approximately 14% interest in Shemin Acquisition. Griffin's ownership interest in the common stock of Shemin Acquisition is carried at $4.7 million and is included in other assets on Griffin's balance sheet.

  Linguaphone Group, Ltd.

        At November 27, 2004, Griffin held an approximately 3% interest in Linguaphone. A valuation allowance for the entire amount of Griffin's investment in Linguaphone is included on Griffin's balance sheet.

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

  Accumulated Other Comprehensive Income (Loss)

        In fiscal 2002, fiscal 2003 and through March 10, 2004, the date Griffin's investment in Centaur was sold, accumulated other comprehensive income included the effect of translation adjustments of Griffin's former equity investment in Centaur (see Note 2). At the time of the sale of Centaur, accumulated other comprehensive income was recorded to reflect the difference in the fair market value of the investment in Centaur Holdings received as part of the consideration in the sale of Centaur, and the related carrying value as an available-for-sale security as of the transaction date. Subsequent to that date, changes in the fair market value of Centaur Holdings, including changes in its stock price and changes in the foreign currency exchange rate were included in accumulated other comprehensive income.

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

  Property and Equipment

        Property and equipment consist of:

	Estimated Useful Lives	Nov. 27, 2004	Nov. 29, 2003
Land		$1,283	$1,259
Land improvements	10 to 20 years	5,274	5,183
Buildings and improvements	10 to 40 years	3,033	3,028
Machinery and equipment	3 to 20 years	16,054	15,309

		25,644	24,779
Accumulated depreciation		(14,334)	(12,860)

		$11,310	$11,919

        Total depreciation expense related to property and equipment in fiscal 2004, fiscal 2003 and fiscal 2002 was $1,425, $1,430 and $1,291, respectively.

  Real Estate Held for Sale or Lease

        Real estate held for sale or lease consists of:

		November 27, 2004
	Estimated Useful Lives	Held for Sale	Held for Lease (As Restated) (Note 13)	Total (As Restated) (Note 13)
Land		$1,252	$4,287	$5,539
Land improvements	15 years	—	4,951	4,951
Buildings and improvements	10 to 40 years	—	54,185	54,185
Tenant improvements	Shorter of useful life or terms of related lease	—	6,627	6,627
Development costs		4,939	6,998	11,937

		6,191	77,048	83,239
Accumulated depreciation		—	(17,564)	(17,564)

		$6,191	$59,484	$65,675

		November 29, 2003
	Estimated Useful Lives	Held for Sale	Held for Lease (As Restated) (Note 13)	Total (As Restated) (Note 13)
Land		$1,330	$4,288	$5,618
Land improvements	15 years	9	4,481	4,490
Buildings and improvements	10 to 40 years	—	51,185	51,185
Tenant improvements	Shorter of useful life or terms of related lease	—	4,599	4,599
Development costs		6,880	5,073	11,953

		8,219	69,626	77,845
Accumulated depreciation		—	(15,010)	(15,010)

		$8,219	$54,616	$62,835

        Griffin capitalized interest in fiscal 2004, fiscal 2003 and fiscal 2002 of $27, $68 and $61, respectively. Total depreciation expense related to real estate held for sale or lease in fiscal 2004, fiscal 2003 and fiscal 2002 was $2,562, $2,462 and $1,762, respectively.

  Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of:

	Nov. 27, 2004	Nov. 29, 2003
Trade payables	$766	$1,511
Accrued salaries, wages and other compensation	1,085	408
Accrued construction costs	1,949	608
Retainage	260	282
Deferred revenue	518	532
Other accrued liabilities	1,466	1,232

	$6,044	$4,573

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

11.    Quarterly Results of Operations (Unaudited)

        The condensed quarterly statements of operations for fiscal 2004 and fiscal 2003 presented below have been restated from amounts previously filed in Reports on Form 10-Q (see Note 13).

  2004 Quarterly Condensed Statements of Operations

	1st Quarter		2nd Quarter
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Total revenue	$2,906	$2,909	$22,011	$22,035
Total costs of goods sold	2,334	2,351	18,559	18,601

Gross profit	572	558	3,452	3,434
Selling, general and administrative expenses	1,969	1,923	3,149	2,808

Operating (loss) profit	(1,397)	(1,365)	303	626
Gain on sale of Centaur Communications, Ltd.	—	—	51,107	51,107
Foreign currency exchange gain	—	—	1,070	1,070
Interest expense	(707)	(771)	(624)	(947)
Interest income, dividend income and gains on short-term investments	6	6	99	99

(Loss) income before income tax (benefit) provision and equity investment	(2,098)	(2,130)	51,955	51,955
Income tax (benefit) provision	(783)	(793)	17,565	17,565

(Loss) income before equity investment	(1,315)	(1,337)	34,390	34,390
Equity income (loss) from Centaur Communications, Ltd.	(89)	(89)	417	417

Net (loss) income	$(1,404)	$(1,426)	$34,807	$34,807

Basic net (loss) income per share	$(0.29)	$(0.29)	$7.10	$7.10

Diluted net (loss) income per share	$(0.29)	$(0.29)	$6.79	$6.79

2004 Quarterly Condensed Statements of Operations

	3rd Quarter		4th Quarter		Total
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Total revenue	$10,835	$10,866	$5,431	$5,460	$41,183	$41,270
Total costs of goods sold	10,242	10,271	4,539	4,551	35,674	35,774

Gross profit	593	595	892	909	5,509	5,496
Selling, general and administrative expenses	2,403	2,389	2,384	2,370	9,905	9,490

Operating loss	(1,810)	(1,794)	(1,492)	(1,461)	(4,396)	(3,994)
Gain on sale of Centaur Communications, Ltd.	—	—	—	—	51,107	51,107
Foreign currency exchange gain	—	—	—	—	1,070	1,070
Interest expense	(597)	(611)	(559)	(573)	(2,487)	(2,902)
Interest income, dividend income and gains on short-term investments	133	133	262	262	500	500

(Loss) income before income tax (benefit) provision and equity investment	(2,274)	(2,272)	(1,789)	(1,772)	45,794	45,781
Income tax (benefit) provision	(1,053)	(1,052)	(605)	(599)	15,124	15,121

(Loss) income before equity investment	(1,221)	(1,220)	(1,184)	(1,173)	30,670	30,660
Equity income from Centaur Communications, Ltd.	—	—	—	—	328	328

Net (loss) income	$(1,221)	$(1,220)	$(1,184)	$(1,173)	$30,998	$30,988

Basic net (loss) income per share	$(0.25)	$(0.25)	$(0.24)	$(0.24)	$6.31	$6.31

Diluted net (loss) income per share	$(0.25)	$(0.25)	$(0.24)	$(0.24)	$6.06	$6.06

2003 Quarterly Condensed Statements of Operations

	1st Quarter		2nd Quarter
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Total revenue	$2,804	$2,811	$21,623	$21,629
Total costs of goods sold	1,965	2,081	17,572	17,689

Gross profit	839	730	4,051	3,940
Selling, general and administrative expenses	2,329	2,272	2,216	2,177

Operating (loss) profit	(1,490)	(1,542)	1,835	1,763
Interest expense	(624)	(668)	(687)	(712)
Interest income, dividend income and gains on short-term investments	8	8	9	9

(Loss) income before income tax (benefit) provision and equity investment	(2,106)	(2,202)	1,157	1,060
Income tax (benefit) provision	(744)	(777)	403	370

(Loss) income before equity investment	(1,362)	(1,425)	754	690
Equity loss from Centaur Communications, Ltd.	(290)	(290)	(268)	(268)

Net (loss) income	$(1,652)	$(1,715)	$486	$422

Basic net (loss) income per share	$(0.34)	$(0.35)	$0.10	$0.09

Diluted net (loss) income per share	$(0.34)	$(0.35)	$0.10	$0.09

  2003 Quarterly Condensed Statements of Operations

	3rd Quarter		4th Quarter		Total
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Total revenue	$7,200	$7,203	$5,474	$5,476	$37,101	$37,119
Total costs of goods sold	6,376	6,430	4,542	4,596	30,455	30,796

Gross profit	824	773	932	880	6,646	6,323
Selling, general and administrative expenses	2,147	2,079	1,787	1,718	8,479	8,246

Operating loss	(1,323)	(1,306)	(855)	(838)	(1,833)	(1,923)
Interest expense	(648)	(703)	(662)	(717)	(2,621)	(2,800)
Interest income, dividend income and gains on short-term investments	6	6	16	16	39	39

Loss before income tax benefit and equity investment	(1,965)	(2,003)	(1,501)	(1,539)	(4,415)	(4,684)
Income tax benefit	(702)	(715)	(590)	(603)	(1,633)	(1,725)

Loss before equity investment	(1,263)	(1,288)	(911)	(936)	(2,782)	(2,959)
Equity income from Centaur Communications, Ltd.	77	77	914	914	433	433

Net (loss) income	$(1,186)	$(1,211)	$3	$(22)	$(2,349)	$(2,526)

Basic net (loss) income per share	$(0.24)	$(0.25)	$—	$(0.01)	$(0.48)	$(0.52)

Diluted net (loss) income per share	$(0.25)	$(0.25)	$(0.01)	$(0.02)	$(0.49)	$(0.53)

        The restatement adjustment related to the allocation of the purchase price of the acquisition in fiscal 2003 of a controlling interest in a joint venture that owned two properties affected rental revenue and depreciation and amortization expense beginning in the first fiscal quarter of 2003, and did not affect any quarter disproportionately to any other quarter. The restatement adjustment related to the incorrect recording of the useful lives of tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements affected depreciation expense in each of the quarters subject to restatement. This adjustment resulted from various transactions and due to the nature of the changes, the effects in each quarter were not uniform. In fiscal 2004, the effect of this adjustment was a decrease to depreciation expense (increase to operating profit) of $34, $65, $55 and $64 in the first, second, third and fourth fiscal quarters, respectively. In fiscal 2003, the effect of this adjustment was an increase (decrease) to depreciation expense of $8, $10, $9 and ($30) in the first, second, third and fourth fiscal quarters, respectively. The restatement adjustment related to the misclassification of a payment from a tenant for tenant improvements made by Griffin in accordance with the lease agreement affected rental revenue and depreciation expense beginning in the second fiscal quarter of 2004, when the payment was received, and did not affect any quarter disproportionately to any other quarter. In addition, this adjustment did not affect previously reported operating profit (loss) or previously reported net income (loss) for any period. The restatement adjustment related to the correction of the classification of debt issuance costs from selling, general and administrative expense to interest expense affected each of the quarters subject to restatement. The largest effect of this adjustment was in the second quarter of fiscal 2004 because all of the remaining debt issuance costs for Griffin's credit agreement were amortized in that quarter when the agreement was terminated at that time, resulting in an increase in Griffin's consolidated operating profit of $323 and an increase in consolidated interest expense of the same amount. This adjustment did not affect previously reported net income (loss) for any period.

        The sum of the four quarters earnings per share data does not equal the annual earnings per share data due to the requirement that each period be calculated separately.

        The landscape nursery business is highly seasonal, with net sales peaking in the spring, which is included in Griffin's second quarter.

        Griffin revised previously reported revenue amounts to eliminate certain duplicated amounts. These revisions, which Griffin believes are not material, did not affect previously reported interim gross profit, net income (loss) or net income (loss) per share amounts.

12.    Commitments and Contingencies

        In fiscal 2004, Griffin Land agreed to terminate a lease on one of its buildings in connection with leasing that building to a new tenant over a longer term. The new lease is at the same lease rates as the lease being terminated during the term of the original lease. As part of the new lease, Griffin Land required a guarantee from the new tenant's parent company, a public utility. As required under the Public Utility Holding Company Act of 1940, such guarantee must be approved by the Securities and Exchange Commission. As of November 27, 2004, the approval process was not completed. The process was completed as of December 18, 2004 and the termination of the existing lease became effective on that date. As a result of the lease termination, Griffin Land will record the write-off of capitalized costs of approximately $0.2 million related to the original lease in the 2005 first quarter, when the regulatory process to approve the parent company guarantee was completed.

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

13.    Restatement

        Griffin has restated its consolidated financial statements for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002 to correct: (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin's fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land's buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in fiscal 2004 from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization of debt issuance costs related to Griffin's financing agreements from selling, general and administrative expenses to interest expense.

        The corrected allocation of the purchase price increased by $1.5 million the amount of intangible assets related to the values of the in-place leases and tenant relationships and reduced by $1.5 million the amount previously allocated to the tangible real estate assets acquired. The effect of this correction was to increase Griffin's operating losses by $231 and $272 and decrease per share results by $0.03 and $0.04 in the fiscal years ended November 27, 2004 and November 29, 2003, respectively, as a result of an increase in depreciation and amortization expense because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

        The adjustment to depreciation expense related to the correction of the useful lives used to determine the amount of depreciation for tenant improvements related to certain leases and the change in classification of certain improvements from tenant improvements to building improvements decreased Griffin's operating losses by $218 and $3 for the fiscal years ended November 27, 2004 and November 29, 2003, respectively, and increased per share results by $0.03 in the fiscal year ended November 27, 2004. The effect of this adjustment on results for fiscal 2002 was immaterial, however this adjustment did result in a $246 reduction of stockholders' equity as of December 1, 2001 for adjustments to depreciation for assets placed in service prior to that date.

        Griffin determined that a payment received in fiscal 2004 from a tenant for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue and amortized into rental revenue over the term of the lease. Griffin had recorded the payment received as a reduction of its tenant improvements. The effect of this adjustment was to increase Griffin's rental revenue and depreciation expense by $82 for the fiscal year ended November 27, 2004. There was no effect on Griffin's operating profit and per share results because the depreciable lives of the tenant improvements were the same as the lease term over which the amount received from the tenant will be recognized as rental revenue.

        The effect of the correction to the classification of the amortization of debt issuance costs was to decrease Griffin's operating losses and increase interest expense by $415, $179 and $173 for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002, respectively.

        In aggregate, the above adjustments resulted in a decrease to Griffin's net income of $10 and an increase to Griffin's net loss of $177 for the fiscal years ended November 27, 2004 and November 29, 2003, respectively. There was no effect of the above adjustments on Griffin's net income for the fiscal year ended November 30, 2002. The adjustments described herein affected only noncash credits and charges and did not affect Griffin's cash position. In addition, the adjustments related to the amortization of debt issuance costs did not affect pretax income (loss), net income (loss) or net income (loss) per share in any period. The effect of the above adjustments on Griffin's consolidated statement of cash flows for the fiscal year ended November 27, 2004 was to decrease net cash used in operating activities by $1.2 million and to decrease net cash provided by investing activities by $1.2 million. There were no changes to net cash used in financing activities for the fiscal year ended November 27, 2004. The above adjustments did not affect originally reported net cash provided by or used in operating, investing or financing activities for the fiscal years ended year ended November 29, 2003 or November 30, 2002. Griffin's consolidated balance sheets as of November 27, 2004 and November 29, 2003 were restated for the effects of the above adjustments, but such adjustments were not material to Griffin's consolidated balance sheets.

        The following table sets forth additional detail regarding the effects of the restatement on Griffin's consolidated financial statements for the fiscal years ended November 27, 2004 and November 29, 2003:

Statement of Operations Data

	For the Fiscal Years Ended,
	November 27, 2004				November 29, 2003
	As Reported	Adjustments		As Restated	As Reported	Adjustments	As Restated
Landscape nursery net sales	$27,421	$—		$27,421	$26,803	$—	$26,803
Rental revenue and property sales	13,762	87	(a)	13,849	10,298	18 (a)	10,316

Total revenue	41,183	87		41,270	37,101	18	37,119

Costs of landscape nursery sales	25,093	—		25,093	24,025	—	24,025
Costs related to rental revenue and property sales	10,581	100	(b)	10,681	6,430	341 (b)	6,771

Total costs of goods sold	35,674	100		35,774	30,455	341	30,796

Gross profit	5,509	(13)		5,496	6,646	(323)	6,323
Selling, general and administrative expenses	9,905	(415)	(c)	9,490	8,479	(233) (c)	8,246

Operating loss	(4,396)	402		(3,994)	(1,833)	(90)	(1,923)
Gain on sale of Centaur Communications, Ltd.	51,107	—		51,107	—	—	—
Foreign currency exchange gain	1,070	—		1,070	—	—	—
Interest expense	(2,487)	(415)	(d)	(2,902)	(2,621)	(179) (d)	(2,800)
Interest income, dividend income and gains on short-term investments	500	—		500	39	—	39

Income (loss) before income tax provision (benefit) and equity investment	45,794	(13)		45,781	(4,415)	(269)	(4,684)
Income tax provision (benefit)	15,124	(3	)(e)	15,121	(1,633)	(92) (e)	(1,725)

Income (loss) before equity investment	30,670	(10)		30,660	(2,782)	(177)	(2,959)
Income from Centaur Communications, Ltd.	328	—		328	433	—	433

Net income (loss)	$30,998	$(10)		$30,988	$(2,349)	$(177)	$(2,526)

Basic net income (loss) per common share	$6.31	$0.00		$6.31	$(0.48)	$(0.04)	$(0.52)

Diluted net income (loss) per common share	$6.06	$0.00		$6.06	$(0.49)	$(0.04)	$(0.53)

Balance Sheet Data

	November 27, 2004				November 29, 2003
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Total current assets	$78,341	$—		$78,341	$38,641	$—		$38,641
Real estate held for sale or lease, net	66,043	(368	)(f)	65,675	64,653	(1,818)	(f)	62,835
Property and equipment, net	11,310	—		11,310	11,919	—		11,919
Investment in Centaur Holdings, plc	11,290	—		11,290	—	—		—
Investment in Centaur Communications, Ltd.	—	—		—	20,895	—		20,895
Other assets	9,413	861	(g)	10,274	9,613	1,395	(g)	11,008

Total assets	$176,397	$493		$176,890	$145,721	$(423)		$145,298

Total current liabilities	$6,776	$123	(h)	$6,899	$16,001	$—		$16,001
Long-term debt	31,479	—		31,479	30,737	—		30,737
Deferred income taxes	1,979	(221)	(i)	1,758	—	—		—
Other noncurrent liabilities	1,600	1,024	(j)	2,624	1,659	—		1,659

Total liabilities	41,834	926		42,760	48,397	—		48,397
Total stockholders' equity	134,563	(433	)(k)	134,130	97,324	(423	)(k)	96,901

Total liabilities and stockholders' equity	$176,397	$493		$176,890	$145,721	$(423)		$145,298

(a)
Reflects an increase in rental revenue of $82 in fiscal 2004 to reflect the amortization of deferred rental revenue as a result of a payment received from a tenant for tenant improvements made by Griffin. Also reflects increases to rental revenue of $5 and $18 in fiscal 2004 and fiscal 2003, respectively, for amortization of above-market and below-market leases reflecting a change in the value of above-market and below-market leases as a result of the reallocation of a portion of the purchase price of a fiscal 2003 acquisition as described in Note (b)(i) below.

(b)
Reflects: (i) net increases in depreciation and amortization expense of $236 and $290 in fiscal 2004 and fiscal 2003, respectively, as a result of the reallocation of $1.5 million of the purchase price from real estate held for sale or lease to the value of in-place leases and tenant relationships with respect to Griffin's fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings; (ii) decreases in depreciation expense of $218 and $3 in fiscal 2004 and fiscal 2003, respectively, to correct the depreciation related to certain tenant improvements as a result of the incorrect useful lives of these assets being used to determine the amount of depreciation and the reclassification of certain improvements from tenant improvements to building improvements; (iii) an increase in depreciation expense in fiscal 2004 of $82 as a result of recording a payment received from a tenant for tenant improvements made by Griffin as deferred rental revenue instead of as a reduction to tenant improvements as originally recorded; and (iv) an increase in costs related to rental revenue of $54 in fiscal 2003 for the reclassification of depreciation expense of certain assets from selling, general and administrative expenses to costs related to rental revenue.

(c)
Reflects a decrease in selling, general and administrative expenses of $415 and $179 in fiscal 2004 and fiscal 2003, respectively, as a result of the correction to the classification of amortization of debt issuance costs to interest expense. Also reflects a decrease in selling, general and administrative expenses by $54 in fiscal 2003 for the reclassification of depreciation expense of certain assets to costs related to rental revenue.

(d)
Reflects an increase in interest expense of $415 and $179 in fiscal 2004 and fiscal 2003, respectively, as a result of the correction to the classification of amortization of debt issuance costs from selling, general and administrative expenses to interest expense.

(e)
Reflects an increase in the income tax provision as a result of the increase in income before income tax provision in fiscal 2004 and an increase in the income tax benefit as a result of the increase in the loss before income tax benefit in fiscal 2003 as a result of the adjustments described above.

(f)
Reflects: (i) decreases in real estate held for sale or lease of $1,364 and $1,449 as of November 27, 2004 and November 29, 2003, respectively, as a result of the correction to the allocation of the purchase price of the fiscal 2003 acquisition as described in Note (b)(i) above; (ii) decreases in real estate held for sale or lease of $151 and $369 as of November 27, 2004 and November 29, 2003, respectively, to correct the depreciation related to certain tenant improvements as a result of the incorrect useful lives of these assets being used to determine the amount of depreciation partially offset by the effect of the change in classification of certain improvements from tenant improvements to building improvements; and (iii) an increase in real estate held for sale or lease of $1,147 as of November 27, 2004 for recording the payment received from a tenant for tenant improvements made by Griffin as deferred rental revenue instead of as a reduction of tenant improvements, as originally recorded.

(g)
Reflects increases in the value of in-place leases and tenant relationships, which are included in other assets on Griffin's consolidated balance sheet of $861 and $1,270 as of November 27, 2004 and November 29, 2003, respectively, as a result of the reallocation of a portion of the purchase price of a fiscal 2003 acquisition as described in Note (b)(i) above. Also reflects an increase of $125 as of November 29, 2003 for the cumulative effect on deferred taxes related to the adjustments described above.

(h)
Reflects an increase to current liabilities for the current portion of deferred rental revenue as a result of a payment received from a tenant for tenant improvements made by Griffin as described in Note (b)(iii) above. The deferred rental revenue is being amortized to rental revenue over the term of the lease.

(i)
Reflects the cumulative tax effect on deferred taxes related to the adjustments described above.

(j)
Reflects an increase in other noncurrent liabilities for deferred rental revenue as a result of a payment received from a tenant for tenant improvements made by Griffin as described in Note (b)(iii) above. The deferred rental revenue is being amortized to rental revenue over the term of the lease.

(k)
Reflects the cumulative effect of the above adjustments on stockholders' equity.

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

        As discussed in Note 13, the consolidated financial statements as of November 27, 2004 and November 29, 2003 and for each of the three fiscal years in the period ended November 27, 2004 have been restated.

Hartford, Connecticut February 24, 2005, except for Note 13 for which the date is October 3, 2005

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Griffin maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to Griffin's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, Griffin has had investments in certain unconsolidated entities. As Griffin did not control or manage those entities, Griffin's disclosure controls and procedures with respect to such entities were necessarily substantially more limited than those maintained with respect to its consolidated subsidiaries. In particular, Griffin had no ability to independently evaluate Centaur's internal control over financial reporting, and Griffin's disclosure controls and procedures with respect to Centaur (prior to Griffin's sale of its investment in Centaur in fiscal 2004) consisted of inquiries of management (including the chief financial officer) regarding the effectiveness of Centaur's internal control over financial reporting and the effectiveness of its disclosure controls and procedures.

        As required by SEC Rule 13a-15(b), Griffin carried out an evaluation, under the supervision and with the participation of Griffin's management, including Griffin's Chief Executive Officer and Griffin's Chief Financial Officer, of the effectiveness of the design and operation of Griffin's disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on the evaluation reported in Griffin's original filing of its annual report on Form 10-K for the year ended November 27, 2004, Griffin's Chief Executive Officer and Chief Financial Officer originally concluded that disclosure controls and procedures were effective as of the end of the period covered by that report.

        On July 25, 2005, subsequent to the original evaluation, Griffin concluded that it would restate financial results for the fiscal years ended November 29, 2003 and November 27, 2004 and the unaudited quarterly interim financial information for fiscal 2003, fiscal 2004 and the first quarter consolidated financial statements of fiscal 2005, to correct the previously reported accounting for an acquisition of real estate assets that took place in fiscal 2003 and was reported upon in its 2003 and 2004 consolidated financial statements. In analyzing the effect of a lease termination in one of its office buildings on its consolidated financial statements for the thirteen weeks ended May 28, 2005, Griffin determined that the allocation of the purchase price for the acquisition in fiscal 2003 of a controlling interest in a joint venture that owned two office buildings was incorrect. Griffin previously held a 30% interest in the joint venture. As described in Note 13 to the consolidated financial statements included in Item 8, Griffin determined that a greater portion of the purchase price should have been allocated to intangible assets rather than to Griffin's tangible real estate assets and has restated its financial results to reflect the correct allocation. The effect of this change is to increase depreciation and amortization expense for the fiscal years ended November 29, 2003 and November 27, 2004 and related interim periods because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

        In the process of preparing the restatement of its consolidated financial statements, Griffin determined that the useful lives of certain tenant improvements were not adjusted at the time a lease was extended in fiscal 2003, the useful lives of tenant improvements related to certain leases were incorrectly recorded in the fixed asset system, there was a misclassification of certain improvements as tenant improvements rather than as building improvements and the recording of a payment received in fiscal 2004 from a tenant for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue instead of reducing the amount of Griffin's tenant improvements. These issues resulted in errors in reported rental revenue and depreciation and amortization expense related to certain of Griffin's properties prior to fiscal 2002, during fiscal 2003 and fiscal 2004 and related interim periods. The effect of these errors in the previously reported results for fiscal 2002 was immaterial. Accordingly, Griffin adjusted its rental revenue and depreciation and amortization expense. Griffin also determined that amortization of debt issuance costs for the periods covered by the restatement had been misclassified in selling, general and administrative expenses rather than being included in interest expense.

        As a result of the error in allocation of the purchase price for a controlling interest in the joint venture, the incorrect useful lives used to determine depreciation of tenant improvements, the misclassification of certain improvements as tenant improvements rather than as building improvements, the incorrect recording of a payment received from a tenant for tenant improvements made by Griffin and the misclassification of the amortization of debt issuance costs, Griffin's Chief Executive Officer and Chief Financial Officer re-evaluated Griffin's disclosure controls and procedures and concluded that such controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report because these errors resulted from material weaknesses in Griffin's internal control over financial reporting, which are described below.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of November 27, 2004, Griffin did not maintain effective controls over (i) the accounting for acquisitions; (ii) the recording of depreciation and amortization expense related to tenant improvements and building improvements and the recording of deferred rental revenue from tenants and (iii) accounting for amortization of debt issuance costs. Specifically, controls over the allocation of the purchase price and the recording of tenant improvement information into Griffin's fixed asset system were ineffective. The purchase price was incorrectly allocated to intangible and tangible real estate assets, the useful lives of certain tenant improvements were incorrect, certain improvements were misclassified as tenant improvements rather than as building improvements and a payment received from a tenant for tenant improvements made by Griffin was not properly recorded as deferred rental revenue, resulting in misstatements to rental revenue and depreciation and amortization expense. Finally, Griffin's accounting for the amortization of debt issuance costs was incorrect. These control deficiencies resulted in the restatement of Griffin's 2002, 2003 and 2004 consolidated financial statements, for each of the unaudited quarterly interim financial information of 2003 and 2004, as included in these annual financial statements, as well as the first quarter 2005 consolidated financial statements. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that each of these internal control deficiencies constitutes a material weakness. Because of these material weaknesses, management has concluded that Griffin did not maintain effective internal control over financial reporting as of November 27, 2004, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO").

        Although Griffin has not entered into any transactions similar to the acquisition of real estate assets in fiscal 2003, Griffin's management has educated its accounting staff regarding the proper methodology of allocating the purchase price of future acquisitions. In addition, Griffin has changed its procedures for the recording, reviewing, approving and documenting of information entered into its real estate asset depreciation system to ensure that the correct information is used in determining depreciation and amortization expense. Griffin has also educated its accounting staff regarding the proper recording of payments received from tenants for tenant improvements made by Griffin and recording the amortization expense of debt issuance costs.

        In preparing its consolidated financial statements for the fiscal year ended November 27, 2004, management also identified a significant deficiency in reporting revenue and expenses. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency identified by management related to the reporting of intercompany revenue and expenses in identical amounts for transactions related to property management operations in Griffin's real estate business. The duplicative reporting of intercompany revenues and expenses resulted from internal control over financial reporting which did not eliminate these amounts in its income statement. The effect of the significant deficiency was to overstate revenue and cost of sales by the same amount, which management believes was inadvertent and not material because there was no effect on previously reported gross profit, operating profit (loss), net income (loss) or net income (loss) per share in any of Griffin's consolidated statements of operations, and there was no effect on Griffin's consolidated balance sheets or statements of cash flows for any prior period. Moreover, the significant deficiency did not result in noncompliance with any financial covenants, regulatory requirements or change in management compensation, nor did it conceal any unlawful transactions. Management has remediated the significant deficiency by instituting internal controls over financial reporting measures designed to ensure accurate reporting of revenue and expense without duplication.

Changes in Internal Control Over Financial Reporting

        Each of the changes to Griffin's internal control over financial reporting discussed above occurred during fiscal 2005. There was no change in Griffin's internal control over financial reporting during the last fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Griffin's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Edgar M. Cullman	87	Chairman of the Board and Director
Frederick M. Danziger	65	President, Chief Executive Officer and Director
Anthony J. Galici	48	Vice President, Chief Financial Officer and Secretary
John L. Ernst	65	Director
Winston J. Churchill, Jr.	65	Director
Thomas C. Israel	61	Director
Alan Plotkin	60	Director
David F. Stein	65	Director
Gregory M. Schaan	48	President and Chief Executive Officer of Imperial Nurseries, Inc.

Edgar M. Cullman has been the Chairman of the Board of Griffin since April 1997. He was Chairman of the Board of General Cigar Holdings, Inc., from December 1996 through April 2005. From 1962 to 1996 he served as Chief Executive Officer of Culbro Corporation. Mr. Cullman served as a Director of Culbro Corporation from 1961 until 1997 and was Chairman of Culbro Corporation from 1975 until 1997. Mr. Cullman is a Director of Bloomingdale Properties, Inc. and was a Director of Centaur Communications, Ltd. through March 9, 2004. Edgar M. Cullman is the uncle of John L. Ernst and the father-in-law of Frederick M. Danziger.

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

Thomas C. Israel has been a Director of Griffin since July 2000. Mr. Israel was a Director of Asbury Automotive Group, Inc. from 2003 to 2005. Mr. Israel was a Director of Culbro Corporation from 1989 until 1997 and a Director of General Cigar Holdings, Inc. from December 1996 through May 2000. Mr. Israel is Chairman of A.C. Israel Enterprises, Inc., an investment company.

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

Code of Ethics

        Griffin has adopted a Code of Ethics that applies to all of its directors, officers and employees including its principal executive officer and principal financial officer. In the event that Griffin makes any amendment to, or grants any waiver of, a provision of the code of ethics that applies to its principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, Griffin intends to disclose such amendment or waiver and the reasons for the amendment or waiver. A copy of Griffin's Code of Ethics is available without charge upon written request to: Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020. attn: Corporate Secretary.

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

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference to "Executive Compensation," "Stock Option Information" "Information Concerning Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Compensation Committee Report on Executive Compensation-Interlocks and Insider Participation" in the definitive proxy statement filed on April 15, 2005, relating to the registrant's Annual Meeting of Stockholders held on May 18, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	584,514	$12.78	265,433

Note: There are no equity compensation plans that were not approved by security holders.

        The remaining information called for by this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement filed on April 15, 2005, relating to the registrant's Annual Meeting of Stockholders held on May 18, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to "Interests in Certain Transactions" in the registrant's definitive proxy statement filed on April 15, 2005, relating to the registrant's Annual Meeting of Stockholders held on May 18, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to "Selection of Independent Registered Public Accountants" in the registrant's definitive proxy statement filed on April 15, 2005, relating to the registrant's Annual Meeting of Stockholders held on May 18, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  (1)     Financial Statements of Griffin Land & Nurseries, Inc. See Item 8

  (a)
  (2)     Financial Statement Schedules
II—Valuation and Qualifying Accounts and Reserves	S-1
III—Real Estate and Accumulated Depreciation (As Restated)	S-2/S-3
  (b)
  Exhibits

Exhibit No.	Description
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 1, 2005.

GRIFFIN LAND & NURSERIES, INC.
BY:	/s/ FREDERICK M. DANZIGER Frederick M. Danziger President and Chief Executive Officer
BY:	/s/ ANTHONY J. GALICI Anthony J. Galici Vice President, Chief Financial Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of November 1, 2005.

Name	Title
/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ EDGAR M. CULLMAN Edgar M. Cullman	Chairman of the Board and Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Director, President and Chief Executive Officer
/s/ JOHN L. ERNST John L. Ernst	Director
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ ALAN PLOTKIN Alan Plotkin	Director
/s/ DAVID F. STEIN David F. Stein	Director

Schedule II—Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For fiscal year ended November 27, 2004
Reserves:
Uncollectible accounts—trade	$149	68	10	39	(1)	$188

Inventories	$305	1,149	62	867	(2)	$649

Investment in Linguaphone Group, Ltd.	$2,421	—	—	—		$2,421

Valuation allowance on deferred tax asset	$250	—	—	—		$250

For fiscal year ended November 29, 2003
Reserves:
Uncollectible accounts—trade	$129	14	19	13	(1)	$149

Inventories	$618	410	—	723	(2)	$305

Investment in Linguaphone Group, Ltd.	$2,421	—	—	—		$2,421

Valuation allowance on deferred tax asset	$250	—	—	—		$250

For fiscal year ended November 30, 2002
Reserves:
Uncollectible accounts—trade	$132	32	18	53	(1)	$129

Inventories	$130	1,840	100	1,452	(2)	$618

Investment in Linguaphone Group, Ltd.	$2,421	—	—	—		$2,421

Valuation allowance on deferred tax asset	$—	250	—	—		$250

Notes:

(1)
Accounts receivable written off.

(2)
Inventories disposed.

Schedule III—Real Estate and Accumulated Depreciation

November 27, 2004

(dollars in thousands)

						Gross Amount at November 27, 2004
			Initial Cost
					Cost Capitalized Subsequent to Acquisition Improvements
Description	Encumbrances		Land (As Restated)	Bldg. & Improve. (As Restated)		Land (As Restated)	Land Improvements (As Restated)	Bldg. & Improvements (As Restated)	Development Cost	Total (As Restated)	Accumulated Depreciation (As Restated)	Date of Construction	Date of Acquisition	Depr. Life
Real Estate Held for Sale
Undeveloped Land	$—		$1,047	$—	$—	$1,047	$—	$—	$—	$1,047	$—
Residential Development
Simsbury, CT	—		203	—	3,756	203	—		3,756	3,959	—
Residential Development
Windsor, CT	—		2	—	93	2	—	—	93	95	—
Residential Development
Suffield, CT	—			—	443			—	443	443
Other	—		—	—	647	—	—	—	647	647	—

Subtotal	—		1,252	—	4,939	1,252	—	—	4,939	6,191	—

Real Estate Held for Lease
Undeveloped Land	—		2,185	—	—	2,185	—	—	—	2,185	—
New England Tradeport
Windsor/E. Granby, CT
Development Costs	—		435	—	5,116	435	—	—	5,116	5,551	—
Industrial Buildings	7,842		29	—	4,194	29	443	3,749	2	4,223	(2,613)	1978		40 yrs.
Industrial Building	(a	)	13	1,722	421	13	340	1,803	—	2,156	(1,073)	1982	1989	40 yrs.
Industrial Building	(a	)	9	—	3,955	9	313	3,642	—	3,964	(976)	1998		40 yrs.
Industrial Building	8,846		10	—	8,121	10	331	7,790	—	8,131	(1,533)	1999		40 yrs.
Industrial Building	(a	)	4	—	3,234	4	4	3,230	—	3,238	(429)	2001		40 yrs.
Industrial Building	—		10	—	4,717	10	1	4,716	—	4,727	(144)	2003		40 yrs.
Griffin Center
Windsor, CT
Undeveloped portion	—		121	—	1,420	121	—	—	1,420	1,541	—
Industrial Building	5,853		22	—	8,154	22	107	8,047	—	8,176	(760)	2001		40 yrs.
Restaurant	—		—	—	1,410	—	207	1,203	—	1,410	(880)	1983		40 yrs.
Office Building	—		58	—	4,229	58	413	3,816	—	4,287	(180)	2002		40 yrs.
Office Buildings	9,433		1,190	7,958	352	1,190	354	7,956	—	9,500	(1,196)	1982/1987	2003	40 yrs.
Griffin Center South
Bloomfield, CT
Undeveloped portion	—		142	—	215	142	—	—	215	357	—
Office Building	—		47	—	3,180	47	352	2,828	—	3,227	(2,100)	1977		40 yrs.
Office Building	—		3	—	1,989	3	254	1,735	—	1,992	(977)	1985		40 yrs.
Office Building	—		1	—	1,803	1	371	1,432	—	1,804	(779)	1988		40 yrs.
Office Building	—		1	—	1,628	1	185	1,443		1,629	(679)	1989		40 yrs.
Office Building	—		—	—	740	—	83	657	—	740	(333)	1988		40 yrs.
Office Buildings	—		5	—	3,517	5	143	3,318	56	3,522	(1,352)	1991		40 yrs.
Office Building	—		2	—	3,521	2	4	3,447	70	3,523	(545)	2001		40 yrs.
Other	—		—	—	1,165	—	1,046	—	119	1,165	(1,015)

Subtotal	31,974		4,287	9,680	63,081	4,287	4,951	60,812	6,998	77,048	(17,564)

	$31,974		$5,539	$9,680	$68,020	$5,539	$4,951	$60,812	$11,937	$83,239	$(17,564)

Schedule III—Real Estate and Accumulated Depreciation (continued)

(dollars in thousands)

Fiscal year ended November 27, 2004

	Cost (As Restated)	Reserve (As Restated)
Balance at beginning of year	$77,845	$(15,010)
Changes during the year:
Improvements	8,550	—
Additions to reserve charged to costs and expense	—	(2,562)
Cost of sales	(3,156)	8

Balance at end of year	$83,239	$(17,564)

Fiscal year ended November 29, 2003

	Cost (As Restated)	Reserve (As Restated)
Balance at beginning of year	$62,801	$(12,627)
Changes during the year:
Improvements	15,167	—
Additions to reserve charged to costs and expense	—	(2,462)
Cost of sales	(123)	79

Balance at end of year	$77,845	$(15,010)

Fiscal year ended November 29, 2002

	Cost	Reserve
Balance at beginning of year	$59,735	$(10,865)
Changes during the year:
Improvements	3,220	—
Additions to reserve charged to costs and expense	—	(1,762)
Cost of sales	(154)	—

Balance at end of year	$62,801	$(12,627)

QuickLinks

EXPLANATORY NOTE
PART I
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
(amounts in the table are in thousands)
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
PART III
Code of Ethics
Audit Committee
Nominating Committee
Communication with the Board or Nominating Committee
PART IV
SIGNATURES
Schedule II—Valuation and Qualifying Accounts and Reserves (dollars in thousands)
Schedule III—Real Estate and Accumulated Depreciation November 27, 2004 (dollars in thousands)
Schedule III—Real Estate and Accumulated Depreciation (continued) (dollars in thousands)
Fiscal year ended November 27, 2004
Fiscal year ended November 29, 2003
Fiscal year ended November 29, 2002