Form 10-Q/A
period 2005-02-26
GRIFFIN LAND & NURSERIES INC
filed 2005-11-03
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares of Common Stock outstanding at October 17, 2005:  4,999,604

GRIFFIN LAND & NURSERIES, INC.

Form 10-Q/A

Explanatory Note

Griffin Land & Nurseries, Inc. (“Griffin”) has restated its consolidated financial statements for the fiscal years ended November 30, 2002, November 29, 2003 and November 27, 2004 and for the thirteen weeks ended February 26, 2005.  The restatement reflects changes to Griffin’s financial statements to correct: (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land’s buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in fiscal 2004 from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization of debt issuance costs related to Griffin’s financing agreements from selling, general and administrative expenses to interest expense.  This amendment includes in Item 1 such restated financial statements for the thirteen weeks ended February 26, 2005 and February 28, 2004 and other information relating to such restated consolidated financial statements, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2).  Information regarding the reasons for and the effects of the restatement on Griffin’s financial condition at February 26, 2005 and its results of operations for the thirteen weeks ended February 26, 2005 and February 28, 2004 is provided in Note 11 to the consolidated financial statements included in Item 1 of this amendment.  An updated evaluation of Griffin’s disclosure controls and procedures is included in Item 4 of this amendment.

PART I -		FINANCIAL INFORMATION
ITEM 1 -
Financial Statements

Consolidated Statements of Operations
13 Weeks Ended February 26, 2005 and February 28, 2004

Consolidated Balance Sheets
February 26, 2005 and November 27, 2004

Consolidated Statements of Changes in Stockholders’ Equity
13 Weeks Ended February 26, 2005 and February 28, 2004

Consolidated Statements of Cash Flows
13 Weeks Ended February 26, 2005 and February 28, 2004

Notes to Consolidated Financial Statements

	ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	ITEM 4 -	Controls and Procedures

PART II -		OTHER INFORMATION

	ITEM 1 -	Legal Proceedings

	ITEM 6 -	Exhibits

SIGNATURES

PART I                               FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,
	Feb. 26, 2005	Feb. 28, 2004
	(As Restated) (Note 11)	(As Restated) (Note 11)
Landscape nursery net sales	$464	$422
Rental revenue and property sales	2,865	2,487
Total revenue	3,329	2,909

Costs of landscape nursery sales	597	442
Costs related to rental revenue and property sales	2,258	1,909
Total costs of goods sold	2,855	2,351

Gross profit	474	558
Selling, general and administrative expenses	2,318	1,923
Operating loss	(1,844)	(1,365)
Interest expense	(536)	(771)
Interest income, dividend income and gains on short-term investments	186	6
Loss before income tax benefit and equity investment	(2,194)	(2,130)
Income tax benefit	(753)	(793)
Loss before equity investment	(1,441)	(1,337)
Equity loss from Centaur Communications, Ltd.	—	(89)
Net loss	$(1,441)	$(1,426)

Basic net loss per common share	$(0.29)	$(0.29)
Diluted net loss per common share	$(0.29)	$(0.29)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Feb. 26, 2005	Nov. 27, 2004
	(As Restated) (Note 11)	(As Restated) (Note 11)
ASSETS
Current Assets:
Cash and cash equivalents	$508	$8,827
Short-term investments, net	30,336	30,173
Accounts receivable, less allowance of $159 and $188	908	2,162
Inventories, net	37,556	32,184
Deferred income taxes	1,772	1,572
Other current assets	3,969	3,423
Total current assets	75,049	78,341
Real estate held for sale or lease, net	67,270	65,675
Property and equipment, net	11,164	11,310
Investment in Centaur Holdings, plc	12,800	11,290
Other assets	10,018	10,274
Total assets	$176,301	$176,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$855	$855
Accounts payable and accrued liabilities	5,419	6,044
Total current liabilities	6,274	6,899
Long-term debt	31,259	31,479
Deferred income taxes	2,394	1,758
Other noncurrent liabilities	2,662	2,624
Total liabilities	42,589	42,760

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 4,963,438 and 4,959,162 shares issued and outstanding, respectively	50	50
Additional paid-in capital	94,741	94,699
Retained earnings	32,736	34,177
Accumulated other comprehensive income, net of tax	6,185	5,204
Total stockholders’ equity	133,712	134,130
Total liabilities and stockholders’ equity	$176,301	$176,890

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (As Restated) (Note 11)	Accumulated Other Comprehensive Income	Total (As Restated) (Note 11)	Total Comprehensive Income (Loss) (As Restated) (Note 11)

Balance at Nov. 29, 2003 (as restated)	4,876,916	$49	$93,392	$3,189	$271	$96,901	$—

Exercise of stock options	11,212	—	122	—	—	122	—

Net loss (as restated)	—	—	—	(1,426)	—	(1,426)	(1,426)

Other comprehensive income	—	—	—	—	351	351	351

Balance at Feb. 28, 2004 (as restated)	4,888,128	$49	$93,514	$1,763	$622	$95,948	$(1,075)

Balance at Nov. 27, 2004 (as restated)	4,959,162	$50	$94,699	$34,177	$5,204	$134,130	$—

Exercise of stock options including tax benefit of $10	4,276	—	42	—	—	42	—

Net loss (as restated)	—	—	—	(1,441)	—	(1,441)	(1,441)

Other comprehensive income	—	—	—	—	981	981	981

Balance at Feb. 26, 2005 (as restated)	4,963,438	$50	$94,741	$32,736	$6,185	$133,712	$(460)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 13 Weeks Ended,
	Feb. 26, 2005	Feb. 28, 2004
	(As Restated) (Note 11)	(As Restated) (Note 11)
Operating activities:
Net loss	$(1,441)	$(1,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,124	1,093
Real estate asset write-offs	169	90
Provision for inventory losses	140	—
Deferred income taxes	(93)	(1,046)
Provision for bad debts	67	—
Unrealized gains on trading securities	1	—
Amortization of debt issuance costs	14	64
Loss from equity investment	—	89
Other	(17)	(20)
Changes in assets and liabilities:
Investment in trading securities	(164)	—
Accounts receivable	1,283	1,028
Inventories	(5,512)	(4,760)
Other current assets	(568)	(436)
Accounts payable and accrued liabilities	191	1,586
Other noncurrent assets and noncurrent liabilities, net	(62)	16
Net cash used in operating activities	(4,868)	(3,722)

Investing activities:
Additions to real estate held for sale or lease	(3,141)	(1,632)
Additions to property and equipment	(213)	(224)
Proceeds from sale of properties, net of expenses	91	—
Investment in Shemin Acquisition Corp.	—	(143)
Net cash used in investing activities	(3,263)	(1,999)

Financing activities:
Payments of debt	(220)	(196)
Exercise of stock options	32	122
Increase in debt	—	5,925
Other, net	—	(129)
Net cash (used in) provided by financing activities	(188)	5,722
Net (decrease) increase in cash and cash equivalents	(8,319)	1
Cash and cash equivalents at beginning of period	8,827	18
Cash and cash equivalents at end of period	$508	$19

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.                    Basis of Presentation

The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the year ended November 27, 2004 included in the Report on Form 10-K/A as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.  The year end consolidated balance sheet data as of November 27, 2004 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Griffin has restated its consolidated financial statements for the thirteen weeks ended February 26, 2005 and February 28, 2004, and for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002, including the financial information of the interim periods in fiscal years 2004 and 2003 to correct:  (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land’s buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization expense of debt issuance costs related to Griffin’s financing agreements from selling, general and administrative expenses to interest expense.

The corrected allocation of the purchase price increased by $1.5 million the amount of intangible assets related to the value of in-place leases and tenant relationships and reduced by $1.5 million the amount previously allocated to Griffin’s tangible real estate assets.  The effect of this correction to the purchase price allocation was to increase Griffin’s operating losses by $47 and $66 in the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively, as a result of an increase in depreciation and amortization expense because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

The adjustment to depreciation expense related to the correction of the useful lives used to determine the amount of depreciation for tenant improvements related to certain leases and the change in classification of certain improvements from tenant improvements to building improvements decreased Griffin’s operating losses by $67 and $34 for the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively.

Griffin determined that a payment received from a tenant in the 2004 second quarter for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue and amortized into rental revenue over the term of the lease.  Griffin had recorded the payment received as a reduction of tenant improvements.  The effect of this adjustment was to increase Griffin’s rental revenue and increase depreciation expense by $31 for the thirteen weeks ended February 26, 2005.  There was no effect on Griffin’s operating losses because the depreciable lives of the tenant improvements were the same as the lease term over which the amount received from the tenant will be recognized as rental revenue.

The effect of the correction to the classification of the amortization of debt issuance costs was to decrease Griffin’s operating loss and increase interest expense by $64 for the thirteen weeks ended February 28, 2004.  The amortization of debt issuance costs was included in interest expense as originally reported for the thirteen weeks ended February 26, 2005.

In aggregate, the above adjustments resulted in a decrease to Griffin’s net loss of  $13 and an increase to Griffin’s net loss of  $22 for the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively.  The adjustments described herein affected only noncash credits and charges and did not affect Griffin’s cash position.  In addition, the adjustments related to the amortization of debt issuance costs did not affect Griffin’s pretax loss, net loss or net loss per share in any period.  The above adjustments did not affect originally reported net cash provided by or used in operating, investing or financing activities for the thirteen weeks ended February 26, 2005 and February 28, 2004.  Griffin’s consolidated balance sheets as of February 26, 2005 and November 27, 2004 were restated for the effects of the above adjustments, but such adjustments were not material to Griffin’s consolidated balance sheets (see Note 11).

As reported in its Report on Form 10-K/A for the fiscal year ended November 27, 2004, Griffin revised the amounts reported on the quarterly data from those originally reported in its Report on Form 10-Q for the thirteen weeks ended February 28, 2004 for rental revenue and costs related to rental revenue because Griffin determined that it had inadvertently reported certain intercompany revenue and expenses of the same amount in each period related to property management activities at Griffin’s real estate business.  The revisions decreased both revenue and related costs in the thirteen weeks ended February 28, 2004 by $189 to eliminate those offsetting intercompany amounts that were inadvertently included in the prior period. The revisions had no effect on previously reported gross profit, operating profit (loss), net income (loss) or net income (loss) per share in any of Griffin’s previously issued consolidated statements of operations. In addition, the revisions had no effect on any of Griffin’s previously issued consolidated balance sheets or consolidated statements of cash flows.

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

	For the 13 Weeks Ended,
	Feb 26, 2005	Feb. 28, 2004
	(As Restated) (Note 11)	(As Restated) (Note 11)
Net loss, as reported	$(1,441)	$(1,426)
Total stock based employee compensation expense determined under fair value method for all awards, net of tax effects	(3)	(28)
Net loss, pro forma	$(1,444)	$(1,454)

Basic net loss per common share, as reported	$(0.29)	$(0.29)

Basic net loss per common share, pro forma	$(0.29)	$(0.30)

Diluted net loss per common share, as reported	$(0.29)	$(0.29)

Diluted net loss per common share, pro forma	$(0.29)	$(0.30)

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This new standard supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123R requires an issuer to recognize the compensation cost of employee services received in exchange for an award of equity instruments.  Therefore, the cost of rewarding individuals with equity instruments will be recognized in Griffin’s financial statements rather than disclosed in a pro forma statement in the financial statement footnotes.  SFAS No. 123R will be effective for Griffin in the first quarter of fiscal 2006.  Management expects to adopt SFAS No. 123R using the modified prospective application method, and expects that the adoption of SFAS No. 123R will decrease Griffin’s annual basic and diluted per share results by $0.01 to $0.04 per share.

3.                    Industry Segment Information

Griffin’s reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,
	February 26, 2005	February 28, 2004
	(As Restated) (Note 11)	(As Restated) (Note 11)
Total revenue
Landscape nursery net sales	$464	$422
Rental revenue and property sales	2,865	2,487
	$3,329	$2,909
Operating loss:
Landscape nursery	$(1,013)	$(873)
Real estate	(48)	—
Industry segment totals	(1,061)	(873)
General corporate expense	(783)	(492)
Operating loss	(1,844)	(1,365)
Interest expense, net of interest income, dividend income and gains on short-term investments	(350)	(765)
Loss before income tax benefit	$(2,194)	$(2,130)

	Feb. 26, 2005	Nov. 27, 2004
	(As Restated) (Note 11)	(As Restated) (Note 11)
Identifiable assets:
Landscape nursery	$54,286	$50,330
Real estate	73,910	73,451
Industry segment totals	128,196	123,781
General corporate (consists primarily of investments)	48,105	53,109
Total assets	$176,301	$176,890

Griffin restated its consolidated financial statements for the thirteen weeks ended February 26, 2005 and February 28, 2004 and for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002 (see Note 11).

Griffin revised previously reported rental revenue and costs related to rental revenue in the same amount to eliminate certain duplicated amounts included in the prior year (see Note 1). The effect of these revisions, which Griffin believes were not material, was to decrease both revenue and related costs of the real estate segment in the thirteen weeks ended February 28, 2004 by $189. The revisions had no effect on previously reported real estate segment operating profit or previously reported identifiable assets of the real estate segment.

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

At February 26, 2005 and November 27, 2004, the fair values of Griffin’s mortgages were $34.8 million and $33.2 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

6.                    Stock Options

Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”) is summarized as follows:

	For the thirteen weeks ended,
	Feb. 26, 2005		Feb. 28, 2004
	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	584,514	$12.78	659,542	$12.57
Exercised	(4,276)	7.53	(11,212)	10.94
Cancelled	(9,667)	13.70	—	—
Outstanding at end of first quarter	570,571	$12.80	648,330	$12.60

Number of option holders at February 26, 2005	26

Range of Exercise Prices	Outstanding at Feb. 26, 2005	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
Under $3.00	6,000	$2.07	0.2
$3.00-$11.00	98,172	7.53	1.0
Over $11.00	466,399	14.05	4.0
	570,571

At February 26, 2005, 508,296 options outstanding under the Griffin Stock Option Plan were exercisable with a weighted average exercise price of $12.60 per share.

7.                    Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,
	Feb. 26, 2005	Feb. 28, 2004
	(As Restated) (Note 11)	(As Restated) (Note 11)

Net loss as reported for computation of basic and diluted per share results	$(1,441)	$(1,426)

Weighted average shares outstanding for computation of basic and diluted per share results (a)	4,961,000	4,879,000

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

8.                    Supplemental Financial Statement Information

Short-Term Investments

Griffin’s short-term investments are comprised of equity and debt securities and are accounted for as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”   Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet date, and net realized and unrealized gains and losses on those investments are included in pretax income (loss).  The composition of short-term investments at February 26, 2005 and November 27, 2004 is as follows:

	As of Feb. 26, 2005		As of Nov. 27, 2004
	Cost	Market Value	Cost	Market Value
Commercial Paper	$6,242	$6,244	$15,015	$15,032
Certificates of Deposit	3,249	3,266	7,368	7,415
Auction Rate Fixed Income Securities	4,500	4,507	4,500	4,506
Federal Agency Coupon Notes	16,275	16,319	3,219	3,220
Total short-term investments	$30,266	$30,336	$30,102	$30,173

Income from cash equivalents and short-term investments for the thirteen weeks ended February 26, 2005 and February 28, 2004 consists of:

	For the 13 Weeks Ended,
	Feb. 26, 2005	Feb. 28, 2004
Interest and dividend income	$33	$6
Net realized gains on the sales of short-term investments	154	—
Change in net unrealized loss on short-term investments	(1)	—
	$186	$6

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the thirteen weeks ended February 26, 2005 and February 28, 2004 consist of the following:

	For the 13 Weeks Ended,
	Feb. 26, 2005	Feb. 28, 2004

Balance at beginning of period	$5,204	$271
Effect of foreign currency exchange rate changes related to equity investment in Centaur Communications, Ltd.	—	351
Increase in fair market value at end of period of Centaur Holdings, plc, net of tax of $473	877	—
Increase in value of Centaur Holdings, plc, due to foreign currency exchange rate changes, net of tax of $56	104	—
Balance at end of period	$6,185	$622

Supplemental Cash Flow Information

Included in accounts payable and accrued liabilities at February 26, 2005 and November 27, 2004 were $1,393 and $2,209, respectively, for additions to real estate held for sale or lease.

Inventories

Inventories consist of:

	Feb. 26, 2005	Nov. 27, 2004

Nursery stock	$35,724	$31,737
Materials and supplies	2,618	1,096
	38,342	32,833
Reserves	(786)	(649)
	$37,556	$32,184

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	Feb. 26, 2005	Nov. 27, 2004
Land		$1,283	$1,283
Land improvements	10 to 20 years	5,316	5,274
Buildings and improvements	10 to 40 years	3,043	3,033
Machinery and equipment	3 to 20 years	16,199	16,054
		25,841	25,644
Accumulated depreciation		(14,677)	(14,334)
		$11,164	$11,310

Griffin did not incur any capital lease obligations in the thirteen weeks ended February 26, 2005.  Griffin incurred capital lease obligations of $92 in the thirteen weeks ended February 28, 2004.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		February 26, 2005
	Estimated Useful Lives	Held for Sale	Held for Lease (As Restated) (Note 11)	Total (As Restated) (Note 11)

Land		$1,250	$4,288	$5,538
Land improvements	15 years	—	4,951	4,951
Buildings and improvements	10 to 40 years	—	54,596	54,596
Tenant improvements	Shorter of useful life or terms of related lease		6,242	6,242
Development costs		5,064	9,073	14,137
		6,314	79,150	85,464
Accumulated depreciation		—	(18,194)	(18,194)
		$6,314	$60,956	$67,270

		November 27, 2004
	Estimated Useful Lives	Held for Sale	Held for Lease (As Restated) (Note 11)	Total (As Restated) (Note 11)

Land		$1,252	$4,287	$5,539
Land improvements	15 years	—	4,951	4,951
Buildings and improvements	10 to 40 years	—	54,185	54,185
Tenant improvements	Shorter of useful life or terms of related lease	—	6,627	6,627
Development costs		4,939	6,998	11,937
		6,191	77,048	83,239
Accumulated depreciation		—	(17,564)	(17,564)
		$6,191	$59,484	$65,675

Deferred Income Taxes

A deferred tax liability of $529 was included as a charge to other comprehensive income in the thirteen weeks ended February 26, 2005 related to the mark to market adjustment on the investment in Centaur Holdings.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on the consolidated balance sheets. Because Griffin’s obligation for retiree medical benefits is fixed under the terms of Griffin’s postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. Griffin’s postretirement benefits are unfunded, with benefits to be paid from Griffin’s general assets.  Griffin’s contributions for the thirteen weeks ended February 26, 2005 and February 28, 2004 were $2 and $1 respectively, with an expected contribution of $10 for the fiscal 2005 full year.  The components of Griffin’s postretirement benefits expense are as follows:

	For the 13 Weeks Ended,
	Feb. 26, 2005	Feb. 28, 2004

Service cost	$9	$8
Interest	13	12
Amortization of unrecognized loss	2	2
	$24	$22

9.                    Subsequent Event

As of February 26, 2005, Griffin held an approximate 14% equity interest in Shemin Acquisition Corporation (“Shemin Acquisition”) at a carrying value of $4.7 million, which Griffin accounted for under the cost method of accounting for investments.  On May 31, 2005, Griffin received initial cash proceeds of $5.9 million from the sale of its remaining common stock of Shemin Acquisition.  Immediately prior to that sale, Griffin exchanged a portion of its holdings in Shemin Acquisition for an approximate 14% equity interest in Shemin Nurseries Holdings Corp. (“Shemin Nurseries”), which operates a landscape nursery distribution business through its subsidiary that previously was a wholly-owned subsidiary of Shemin Acquisition.  On June 29, 2005, Griffin received a cash distribution of $1.5 million from Shemin Nurseries.  Subsequent to these transactions, Shemin Nurseries paid $0.2 million to the buyer of Shemin Acquisition, on behalf of Griffin, for Griffin’s share of the purchase price adjustment related to the determination of Shemin Acquisition’s working capital as of the closing date.  The sale of its investment in Shemin Acquisition resulted in a gain to Griffin that will be reflected in Griffin’s results of operations, for the thirteen weeks ended August 27, 2005.  Griffin continues to hold its investment in Shemin Nurseries.

10.              Commitments and Contingencies

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

11.           Restatement

Griffin has restated its consolidated financial statements for the thirteen weeks ended February 26, 2005 and February 28, 2004 to correct:  (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land’s buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization expense of debt issuance costs related to Griffin’s financing agreements from selling, general and administrative expenses to interest expense.

The corrected allocation of the purchase price increased by $1.5 million the amount of intangible assets related to the value of in-place leases and tenant relationships and reduced by $1.5 million the amount previously allocated to Griffin’s tangible real estate assets.  The effect of this correction to the purchase price allocation was to increase Griffin’s operating losses by $47 and $66 in the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively, and to decrease per share results by $0.01 in each of the thirteen weeks ended February 26, 2005 and February 28, 2004 as a result of an increase in depreciation and amortization expense because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

The adjustment to depreciation expense related to the correction of the useful lives used to determine the amount of depreciation for tenant improvements related to certain leases and the change in classification of certain improvements from tenant improvements to building improvements decreased Griffin’s operating losses by $67 and $34 for the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively, and increased per share results by $0.01 in each of the thirteen weeks ended February 26, 2005 and February 28, 2004.

Griffin determined that a payment received from a tenant in the 2004 second quarter for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue and amortized into rental revenue over the term of the lease.  Griffin had recorded the payment received as a reduction of tenant improvements.  The effect of this adjustment was to increase Griffin’s rental revenue and increase depreciation expense by $31 for the thirteen weeks ended February 26, 2005.  There was no effect on Griffin’s operating loss and no effect on per share results because the depreciable lives of the tenant improvements were the same as the lease term over which the amount received from the tenant will be recognized as rental revenue.

The effect of the correction to the classification of the amortization of debt issuance costs was to decrease Griffin’s operating loss and increase interest expense by $64 for the thirteen weeks ended February 28, 2004.  For the thirteen weeks ended February 26, 2005, the amortization of deferred financing costs included interest expense as originally reported.

In aggregate, the above adjustments resulted in a decrease to Griffin’s net loss of $13 and an increase to Griffin’s net loss of $22 for the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively.  The adjustments described herein affected only noncash credits and charges and did not affect Griffin’s cash position.  In addition, the adjustments related to the amortization of debt issuance costs did not affect Griffin’s pretax loss, net loss or net loss per share in any period.  The above adjustments did not affect originally reported net cash provided by or used in operating, investing or financing activities for the thirteen weeks ended February 26, 2005 and February 28, 2004.  Griffin’s consolidated balance sheets as of February 26, 2005 and November 27, 2004 were restated for the effects of the above adjustments, but such adjustments were not material to Griffin’s consolidated balance sheets.

The following table sets forth additional detail regarding the effects of the restatement on Griffin’s consolidated financial statements for the thirteen weeks ended February 26, 2005 and February 28, 2004:

Statement of Operations Data

	For the thirteen weeks ended,
	February 26, 2005				February 28, 2004
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Landscape nursery net sales	$464	$—		$464	$422	$—		$422
Rental revenue and property sales	2,840	25	(a)	2,865	2,484	3	(a)	2,487
Total revenue	3,304	25		3,329	2,906	3		2,909

Costs of landscape nursery sales	597	—		597	442	—		442
Costs related to rental revenue and property sales	2,259	(1	)(b)	2,258	1,892	17	(b)	1,909
Total costs of goods sold	2,856	(1)		2,855	2,334	17		2,351

Gross profit	448	26		474	572	(14)		558
Selling, general and administrative expenses	2,312	6	(c)	2,318	1,969	(46	)(c)	1,923
Operating loss	(1,864)	20		(1,844)	(1,397)	32		(1,365)
Interest expense	(536)	—		(536)	(707)	(64	)(d)	(771)
Interest income, dividend income and gains on short-term investments	186	—		186	6	—		6
Loss before income tax benefit and equity investment	(2,214)	20		(2,194)	(2,098)	(32)		(2,130)
Income tax benefit	(760)	7	(e)	(753)	(783)	(10	)(e)	(793)
Loss before equity investment	(1,454)	13		(1,441)	(1,315)	(22)		(1,337)
Equity loss from Centaur Communications, Ltd.	—	—		—	(89)	—		(89)
Net loss	$(1,454)	$13		$(1,441)	$(1,404)	$(22)		$(1,426)
Basic net loss per common share	$(0.29)	$—		$(0.29)	$(0.29)	$—		$(0.29)
Diluted net loss per common share	$(0.29)	$—		$(0.29)	$(0.29)	$—		$(0.29)

Balance Sheet Data

	February 26, 2005				November 27, 2004
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Total current assets	$75,049	$—		$75,049	$78,341	$—		$78,341
Real estate held for sale or lease, net	67,587	(317	)(f)	67,270	66,043	(368	)(f)	65,675
Property and equipment, net	11,164	—		11,164	11,310	—		11,310
Investment in Centaur Holdings, plc	12,800	—		12,800	11,290	—		11,290
Other assets	9,219	799	(g)	10,018	9,413	861	(g)	10,274
Total assets	$175,819	$482		$176,301	$176,397	$493		$176,890

Total current liabilities	$6,151	$123	(h)	$6,274	$6,776	$123	(h)	$6,899
Long-term debt	31,259	—		31,259	31,479	—		31,479
Deferred income taxes	2,608	(214	)(i)	2,394	1,979	(221	)(i)	1,758
Other noncurrent liabilities	1,669	993	(j)	2,662	1,600	1,024	(j)	2,624
Total liabilities	41,687	902		42,589	41,834	926		42,760
Total stockholders’ equity	134,132	(420	)(k)	133,712	134,563	(433	)(k)	134,130
Total liabilities and stockholders’ equity	$175,819	$482		$176,301	$176,397	$493		$176,890

(a)     Reflects an increase in rental revenue of $31 for the thirteen weeks ended February 26, 2005, to reflect the amortization of deferred rental revenue as a result of a payment received from a tenant for a portion of tenant improvements made by Griffin.  Also reflects a decrease to rental revenue of $6 for the thirteen weeks ended February 26, 2005 and an increase to rental revenue of $3 for the thirteen weeks ended February 28, 2004 for amortization of above-market and below-market leases reflecting a change in the value of above-market and below-market leases as a result of the reallocation of a portion of the purchase price of a fiscal 2003 acquisition as described in Note (b)(i) below.

(b)     Reflects: (i) net increases in depreciation and amortization expense of intangible assets of $41 and $69 in the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively, as a result of the reallocation of $1.5 million of the purchase price from real estate held for sale or lease to the value of in-place leases and tenant relationships with respect to Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings; (ii) decreases in depreciation expense of $67 and $34 for the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively, to correct the depreciation related to certain tenant improvements as a result of using incorrect useful lives to determine the amount of depreciation and the change in classification of certain improvements from tenant improvements to building improvements; (iii) an increase in depreciation expense of $31 for the thirteen weeks ended February 26, 2005  as a result of recording a payment received from a tenant for tenant improvements made by Griffin as deferred rental revenue instead of as a reduction to tenant improvements as originally recorded; and (iv) decreases in costs related to rental revenue of $6 and $18 for the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively, to reclassify $6 and $5 of depreciation expense to selling, general and administrative expenses and to correct the classification of $13 for the amortization of debt issuance costs to interest expense.

(c)     Reflects a decrease in selling, general and administrative expenses of $51 in the thirteen weeks ended February 28, 2004 as a result of the correction to the classification of the amortization of debt issuance costs to interest expense.  Also reflects increases in selling, general and administrative expenses of $6 and $5 in the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively, for the reclassification of depreciation expense from costs related to rental revenue to selling, general and administrative expenses.

(d)     Reflects an increase in interest expense of $64 in the thirteen weeks ended February 28, 2004 for the correction to the classification of amortization of debt issuance costs of $51 from selling, general and administrative expenses to interest expense and for the correction to the classification of amortization of debt issuance costs of $13 from costs related to rental revenue to interest expense.  The amortization of debt issuance costs was included in interest expense for the thirteen weeks ended February 27, 2005, therefore, no adjustment was necessary.

(e)     Reflects a decrease in the income tax benefit as a result of the decrease in loss before income tax benefit in the thirteen weeks ended February 26, 2005 and an increase in the income tax benefit as a result of the increase in the loss before income tax benefit in the thirteen weeks ended February 28, 2004 as a result of the adjustments described above.

(f)      Reflects: (i) decreases in real estate held for sale or lease of $1,349 and $1,364 as of February 26, 2005 and November 27, 2004, respectively, as a result of the correction to the allocation of the purchase price of the fiscal 2003 acquisition as described in Note (b)(i) above; (ii) increases in real estate held for sale or lease of $1,116 and $1,147 as of February 26, 2005 and November 27, 2004, respectively, for recording the payment received from a tenant for tenant improvements as deferred rental revenue instead of as a reduction of tenant improvements as originally recorded; and (iii) decreases in real estate held for sale or lease of $84 and $151 as of February 26, 2005 and November 27, 2004, respectively, to correct the depreciation related to certain tenant improvements as a result of the incorrect useful lives of these assets being used to determine the amount of depreciation partially offset by the effect of the change in classification of certain improvements from tenant improvements to building improvements.

(g)     Reflects increases in the values of in-place leases and tenant relationships, which are included in other assets on Griffin’s consolidated balance sheet, of $799 and $861 as of February 26, 2005 and November 27, 2004, respectively, as a result of the reallocation of a portion of the purchase price of a fiscal 2003 acquisition as described in Note (b)(i) above.

(h)     Reflects increases to current liabilities of $123 as of February 26, 2005 and November 27, 2004 for the current portion of deferred rental revenue reflecting a payment received from a tenant for tenant improvements made by Griffin as described in Note (b)(iii) above.  The deferred rental revenue is being amortized to rental revenue over the term of the lease.

(i)      Reflects the cumulative tax effect related to the adjustments to rental revenue and costs of rental revenue as discussed above.

(j)      Reflects increases in other noncurrent liabilities of $993 and $1,024 as of February 26, 2005 and November 27, 2004, respectively, for deferred rental revenue reflecting a payment received from a tenant for tenant improvements made by Griffin as described in Note (b)(iii) above.  The deferred rental revenue is being amortized to rental revenue over the term of the lease.

(k)     Reflects the cumulative effect of the above adjustments on stockholders’ equity.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

Griffin has restated its consolidated financial statements for the thirteen weeks ended February 26, 2005 and February 28, 2004 to correct:  (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land’s buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization expense of debt issuance costs related to Griffin’s financing agreements from selling, general and administrative expenses to interest expense.

The corrected allocation of the purchase price increased by $1.5 million the amount of intangible assets related to the value of in-place leases and tenant relationships and reduced by $1.5 million the amount previously allocated to Griffin’s tangible real estate assets.  The effect of this correction to the purchase price allocation was to increase Griffin’s operating losses by $47,000 and $66,000 in the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively, as a result of an increase in depreciation and amortization expense because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

The adjustment to depreciation expense related to the correction of the useful lives used to calculate the amount of depreciation for tenant improvements related to certain leases and the change in classification of certain improvements from tenant improvements to building improvements decreased Griffin’s operating losses by $67,000 and $34,000 for the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively.

Griffin determined that a payment received from a tenant in the 2004 second quarter for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue and amortized into rental revenue over the term of the lease.  Griffin had recorded the payment received as a reduction of tenant improvements.  The effect of this adjustment was to increase Griffin’s rental revenue and increase depreciation expense by $31,000 for the thirteen weeks ended February 26, 2005.  There was no effect on Griffin’s operating profit because the depreciable lives of the tenant improvements were the same as the lease term over which the amount received from the tenant will be recognized as rental revenue.

The effect of the correction to the classification of the amortization of debt issuance costs was to decrease Griffin’s operating loss and increase interest expense by $64,000 for the thirteen weeks ended February 28, 2004.  For the thirteen weeks ended February 26, 2005, the amortization of deferred financing costs was included in interest expense as originally reported.

In aggregate, the above adjustments resulted in a decrease to Griffin’s net loss by $13,000 and an increase to Griffin’s net loss by $22,000 for the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively.  The adjustments described herein affected only noncash credits and charges and did not affect Griffin’s cash position.  In addition, the adjustments related to the amortization of debt issuance costs did not affect Griffin’s pretax loss, net loss or net loss per share in any period.  The above adjustments did not affect originally reported net cash provided by or used in operating, investing or financing activities for the thirteen weeks ended February 26, 2005 and February 28, 2004.  Griffin’s consolidated balance sheets as of February 26, 2005 and November 27, 2004 were restated for the effects of the above adjustments, but such adjustments were not material to Griffin’s consolidated balance sheets.  See Note 11 to Griffin’s consolidated financial statements in Item 1 for additional information regarding the effects of the restatement on previously issued financial statements.

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

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the year ended November 27, 2004 included in Griffin’s Report on Form 10-K/A as filed with the Securities and Exchange Commission.  The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported.  Actual results could differ from those estimates.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen weeks ended February 26, 2005 are consistent with those used by Griffin in preparation of its fiscal 2004 financial statements.

Summary

Griffin’s net loss for the thirteen weeks ended February 26, 2005 (the “2005 first quarter”) was substantially unchanged from the net loss for the thirteen weeks ended February 28, 2004 (the “2004 first quarter”).  An increase in Griffin’s operating loss in the 2005 first quarter as compared to the 2004 first quarter was substantially offset by lower interest expense and higher interest income, dividend income and gains on short-term investments in the 2005 first quarter.  Griffin Land’s operating results were essentially break even in the 2005 and 2004 first quarters, as higher rental revenue in the current year’s quarter was offset by a charge of $0.2 million to write off capitalized costs related to a lease termination (a new lease with a new tenant became effective upon the termination of the existing lease) and higher operating expenses of its buildings.  The 2005 first quarter operating loss at Imperial was higher than Imperial’s operating loss in the 2004 first quarter due principally to a charge for inventory losses in the 2005 first quarter.  Imperial historically incurs a first quarter operating loss due to the highly seasonal nature of the landscape nursery business.

Results of Operations

Thirteen Weeks Ended February 26, 2005 Compared to the Thirteen Weeks Ended February 28, 2004

Griffin’s consolidated total revenue increased from $2.9 million in the 2004 first quarter to $3.3 million in the 2005 first quarter.  The increase of $0.4 million reflects an increase in revenue of $0.4 million at Griffin Land as net sales at Imperial were substantially unchanged.

Revenue at Griffin Land increased from $2.5 million in the 2004 first quarter to $2.9 million in the 2005 first quarter.  The increase of $0.4 million reflects an increase of $0.3 million in revenue from its leasing operations and revenue of $0.1 million from a property sale.  There were no property sales in the 2004 first quarter.  The increase in revenue from leasing operations principally reflects a net increase in space leased in the 2005 first quarter as compared to the 2004 first quarter.  At February 26, 2005, Griffin Land owned 1,130,000 square feet of industrial, flex and office space, with 934,000 square feet (83%) leased.  At the end of the 2004 first quarter, Griffin Land had 1,130,000 square feet of industrial, flex and office space, with 870,000 square feet (77%) leased.  The increase in space leased at the end of the 2005 first quarter versus the comparable time last year principally reflects the start of rental payments on new leases subsequent to the 2004 first quarter.  These include two leases for an aggregate of 54,000 square feet of the 117,000 square foot industrial building in the New England Tradeport in Windsor, Connecticut that was completed near the end of fiscal 2003 and a lease for 16,000 square feet of Griffin’s 50,000 square foot single story office building in Griffin Center in Windsor, Connecticut.  Rental revenue from new leases of previously vacant space covering approximately 20,000 square feet in one of Griffin Land’s older industrial buildings in the New England Tradeport, was substantially offset by approximately 25,000 square feet, primarily flex space, that was leased in the 2004 first quarter, but vacant in the 2005 first quarter.

There was a significant increase in real estate market activity particularly by users of industrial and warehouse space in the latter part of fiscal 2004 which continued through the 2005 first quarter.  The increased market activity was evidenced by the increases in requests for proposals to Griffin Land by prospective users for that type of space and interest by certain current tenants seeking to increase the amount of warehouse and industrial space they currently lease.  However, market activity appears to have softened in the second half of fiscal 2005, as evidenced by a decline in inquiries from prospective tenants.  Subsequent to the end of the 2005 first quarter, Griffin Land completed leases for an additional approximately 63,000 square feet of its 117,000 square foot industrial building, resulting in that building now being fully leased.  Also, subsequent to the 2005 first quarter, Griffin Land signed a lease for approximately 31,300 square feet for its 137,000 square foot industrial building that was completed at the end of the 2005 second quarter.  This new lease, which became effective in the 2005 third quarter, is with a tenant from one of Griffin Land’s other industrial buildings that required additional space and vacated the 25,000 square feet it had leased in one of Griffin Land’s other industrial buildings.  The vacated space was leased to that building’s other tenant which was also seeking to increase the amount of space it leases.  A lease for 39,100 square feet for the new industrial building completed at the end of the 2005 second quarter had been signed earlier.  Also subsequent to the 2005 first quarter, Griffin Land agreed to a lease termination with a tenant that had leased 22,500 square feet in one of Griffin Land’s buildings in Griffin Center South.  The lease that was terminated was scheduled to extend through January 2008.  Griffin Land received $0.3 million in connection with this lease termination.

Net sales and other revenue at Imperial were substantially unchanged in the 2005 first quarter as compared to the 2004 first quarter.  Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring.  Sales in the winter months that comprise the first quarter (December through

February) are not significant when compared to the full year’s net sales.  Over the past three years, Imperial’s first quarter net sales accounted for less than 3% of the full year net sales in each of those years.

Griffin incurred a consolidated operating loss of $1.8 million in the 2005 first quarter as compared to a consolidated operating loss of $1.4 million in the 2004 first quarter.  The higher operating loss principally reflects an increase of $0.1 million in the operating loss at Imperial and an increase of $0.3 million of general corporate expense.  Griffin Land’s operating results were essentially break even in the 2004 and 2005 first quarters, reflecting the following:

	2005 First Qtr.	2004 First Qtr.
	(As Restated)	(As Restated)
	(amounts in thousands)
Rental revenue	$2,758	$2,487
Revenue from land sales	107	—
Total revenue	2,865	2,487
Costs related to rental revenue excluding depreciation and amortization (a)	1,360	1,050
Costs related to land sales	118	70
Total costs excluding depreciation and amortization	1,478	1,120
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	1,398	1,437
Loss from land sales	(11)	(70)
General and administrative expenses excluding depreciation and amortization expense (a)	(649)	(573)
Profit before depreciation and amortization expense	738	794
Depreciation and amortization expense related to costs of rental revenue	(780)	(789)
Depreciation and amortization expense - other	(6)	(5)
Operating loss	$(48)	$—

(a)   The costs related to rental revenue excluding depreciation and amortization, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense and general and administrative expenses excluding depreciation and amortization expense are disclosures not in conformity with generally accepted accounting principles.  They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate division.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with generally accepted accounting principles.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense was slightly lower in the 2005 first quarter as compared to the 2004 first quarter, as the increase in rental revenue was more than offset by a charge of $0.2 million to write off capitalized costs related to a lease that was terminated in the 2005 first quarter and higher building operating expenses, due to seasonal cost of snow plowing during the winter months.  The lease termination was related to a new longer-term lease with a new tenant for that building.  The new lease rental rates were equal to the rental rates under the terminated lease over the remaining term of the terminated lease.  The sale of a residential lot generated proceeds of $0.1 million but was essentially at the break even profit level.  Although there were no property sales in the 2004 first quarter, Griffin Land wrote off costs related to a proposed property sale that did not take place.  Griffin Land’s general and administrative expenses were higher in the 2005 first quarter than the 2004 first quarter due principally to higher bad debt expense and higher insurance expenses.

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

Griffin’s general corporate expense increased from $0.5 million in the 2004 first quarter to $0.8 million in the 2005 first quarter due principally to increased audit expenses and higher donation expenses.

Griffin’s consolidated interest expense decreased from $0.8 million in the 2004 first quarter to $0.5 million in the 2005 first quarter.  The lower interest expense reflects the termination of Griffin’s revolving credit agreement in the 2004 second quarter and a portion of the 2005 first quarter interest being capitalized as compared to no capitalized interest in the 2004 first quarter.  Griffin’s average outstanding debt in the 2005 first quarter was $32.2 million as compared to average outstanding debt of $45.5 million in the 2004 first quarter.

Griffin reported higher interest income, dividend income and gains on short-term investments of $0.2 million in the 2005 first quarter, reflecting earnings on investment of the remaining proceeds from the sale of Centaur.

Griffin’s effective income tax benefit rate was 34.3% in the 2005 first quarter as compared to 37.2% in the 2004 first quarter.  The lower income tax benefit rate principally reflects the effect of state and local income taxes.

There was no equity income in the 2005 first quarter as a result of the sale of Centaur on March 10, 2004.  Griffin incurred an equity loss of $0.1 million from Centaur in the 2004 first quarter.

Liquidity and Capital Resources

Net cash used in operating activities increased from $3.7 million in the 2004 first quarter period to $4.9 million in the 2005 first quarter period.  The $1.2 million increase in net cash used in operating activities principally reflects an increase of $0.2 million in accounts payable and accrued liabilities in the 2005 first quarter as compared to an increase of $1.6 million in accounts payable and accrued liabilities in the 2004 first quarter and an increase of $5.5 million in inventories in the 2005 first quarter as compared to an increase of $4.8 million in the 2004 first quarter.  The change in accounts payable and accrued liabilities principally reflects timing of payments. The higher increase in inventories reflects the timing of raw material purchases at Imperial. The unfavorable changes of inventories and accounts payable were partially offset by non-cash adjustments to the net loss being higher in the 2005 first quarter as compared to the 2004 first quarter.

Net cash used in investing activities increased from $2.0 million in the 2004 first quarter to $3.3 million in the 2005 first quarter.  Additions to real estate held for sale or lease increased from $1.6 million in the 2004 first quarter to $3.1 million in the 2005 first quarter.  The higher amount of additions to Griffin Land’s real estate assets principally reflects the ongoing construction of the shell of a 137,000 square foot industrial building in the New England Tradeport, which was substantially completed at the end of the 2005 second quarter.  This building was built on speculation, however leases for 70,400 square feet have been signed.  Additions to property and equipment, principally for Imperial, were $0.2 million in both the 2005 and 2004 first quarters.  The current year expenditures were principally to purchase additional portable shelving units that are used on trucks in delivering product to customers.  The prior year additions at Imperial were principally for completion of the expansion of its Florida operations.

Net cash used in financing activities was $0.2 million in the 2005 first quarter as compared to net cash of $5.7 million provided by financing activities in the 2004 first quarter.  The net cash used in financing activities in the 2005 first quarter reflects payments of principal on Griffin Land’s mortgages.  The net cash provided by financing activities in the 2004 first quarter included borrowings under the Credit Agreement to finance Griffin’s operations during that period.  The balance outstanding under the Credit Agreement was subsequently repaid with a portion of the proceeds from the sale of Centaur and the Credit Agreement was then terminated.

In the balance of fiscal 2005, Griffin plans to continue to invest in its real estate business.  As a result of the recent completion of new leases for industrial space and expressions of interest by potential users of that type of space, Griffin Land started construction in the 2005 second quarter on the shell of an additional 137,000 square foot industrial building in the Tradeport.  This new construction is also being done on speculation.  Griffin Land has recently entered into leases for approximately 69,000 square feet in this building for delivery at the end of this year.  This new building will be at least 50% leased when it comes on line at the end of this year.  Griffin Land also expects to incur expenditures to build out the interiors of its new buildings as leases are completed, and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.

Last year, Griffin Land received approval for its proposed residential development, Stratton Farms, in Suffield, Connecticut.  An owner of certain land adjacent to Stratton Farms filed an appeal of the approval issued by the town’s land use commission.  A recent court ruling has denied that appeal, however, the owner of the adjacent land has requested a rehearing.  Infrastructure work on this residential development may begin later this year as all required permits have been received.  Griffin Land is continuing development activities to obtain approvals for its proposed residential development in Simsbury, Connecticut.  Griffin Land intends to proceed with residential development plans on other of its lands that are also appropriate for that use.  Thus far in fiscal 2005, Griffin Land has completed sales of commercial and residential land which generated total cash proceeds of $2.4 million.

On May 31, 2005, Griffin received initial cash proceeds of $5.9 million from the sale of its remaining common stock of Shemin Acquisition Corporation (“Shemin Acquisition”).  Immediately prior to that sale, Griffin exchanged a portion of its holdings in Shemin Acquisition for common stock in Shemin Nurseries Holding Corp. (“Shemin Nurseries”), which operates a landscape nursery distribution business through its subsidiary that previously was a subsidiary of Shemin Acquisition.  On June 29, 2005, Griffin received a cash distribution of $1.5 million from Shemin Nurseries.  Subsequent to these transactions, Shemin Nurseries paid $0.2 million to the buyer of Shemin Acquisition, on behalf of Griffin, for Griffin’s share of the purchase price adjustment related to the determination of Shemin Acquisition’s working capital as of the closing date.  Griffin continues to hold its investment in Shemin Nurseries.

On July 7, 2005, a subsidiary of Griffin Land completed a $12.7 million mortgage on two of its Tradeport industrial buildings, the 137,000 square foot building completed at the end of the 2005 second quarter and the 117,000 square foot building completed in 2003.  The new mortgage has an interest rate of 5.46% and a ten-year term with payments based on a thirty-year amortization schedule.  The new mortgage is nonrecourse, however, Griffin entered into a master lease with its subsidiary for the space in the buildings that was not leased to third-party tenants at the inception of the mortgage (the “Initial Vacant Space”).  As Griffin Land enters into approved leases for the Initial Vacant Space, the master lease between Griffin and its subsidiary on that portion of the Initial Vacant Space will be terminated.  Mortgage payments under this new mortgage will be $0.9 million per year.

Griffin’s payments (including principal and interest) under contractual obligations as of February 26, 2005 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
			(in millions)
Mortgages	$48.8	$3.0	$6.0	$13.0	$26.8
Capital Lease Obligations	0.4	0.1	0.2	0.1	—
Operating Lease Obligations	0.6	0.2	0.3	0.1	—
Purchase Obligations (1)	3.2	3.2	—	—	—
Other (2)	1.4	—	—	—	1.4
	$54.4	$6.5	$6.5	$13.2	$28.2

(1)     Includes obligations for the construction of the shell of a new industrial building at Griffin Land and for the purchase of raw materials by Imperial.

(2)     Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

Management believes that the significant amount of cash and short-term investments held by Griffin will be sufficient to finance the working capital requirements of Griffin’s businesses and fund continued investment in Griffin’s real estate assets for the foreseeable future.  Griffin Land may also continue to seek nonrecourse mortgage placements on selected properties.  Griffin also anticipates seeking to purchase either or both land and buildings with a substantial portion of its cash and short-term investment balances.  There are no specific real estate acquisitions planned at this time.  Such acquisitions may or may not occur based on many factors, including real estate pricing.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This new standard supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123R requires an issuer to recognize the compensation cost of employee services received in exchange for an award of equity instruments.  Therefore, the cost of rewarding individuals with equity instruments will be recognized in Griffin’s financial statements rather than disclosed in a pro forma statement in the financial statement footnotes.  SFAS No. 123R will be effective for Griffin in fiscal 2006.  Management expects to adopt SFAS No. 123R using the modified prospective application method, and expects that the adoption of SFAS No. 123R will decrease Griffin’s annual basic and diluted per share results by $0.01 to $0.04 per share.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Griffin maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Griffin’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), Griffin carried out an evaluation, under the supervision and with the participation of Griffin’s management, including Griffin’s Chief Executive Officer and Griffin’s Chief Financial Officer, of the effectiveness of the design and operation of Griffin’s disclosure controls and procedures as of the end of the fiscal period covered by this report.  Based on the evaluation reported in Griffin’s original filing of its quarterly report on Form 10-Q for the thirteen weeks ended February 26, 2005, Griffin’s Chief Executive Officer and Chief Financial Officer originally concluded that disclosure controls and procedures were effective as of the end of the period covered by that report.

On July 25, 2005, subsequent to the original evaluation, Griffin concluded that it would restate financial results for the fiscal years ended November 29, 2003 and November 27, 2004 and the unaudited quarterly financial information for fiscal 2003, fiscal 2004 and the first quarter consolidated financial statements of fiscal 2005 to correct the previously reported accounting for an acquisition of real estate assets that took place in fiscal 2003 and was reported upon in its 2003 and 2004 consolidated financial statements.  In analyzing the effect of a lease termination in one of its office buildings on its consolidated financial statements for the thirteen weeks ended May 28, 2005, Griffin determined that the allocation of the purchase price for the acquisition in fiscal 2003 of a controlling interest in a joint venture that owned two office buildings was incorrect.  Griffin previously held a 30% interest in the joint venture.  As described in Note 11 to the consolidated financial statements included in Item 1, Griffin determined that a greater portion of the purchase price should have been allocated to intangible assets rather than to Griffin’s tangible real estate assets and has restated its financial results to reflect the correct allocation.  The effect of this change is to increase depreciation and amortization expense for the fiscal years ended November 29, 2003 and November 27, 2004, the related interim periods, and the thirteen weeks ended February 26, 2005 because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

In the process of preparing the restatement of its consolidated financial statements, Griffin determined that the useful lives of certain tenant improvements were not adjusted at the time a lease was extended in fiscal 2003, the useful lives of tenant improvements related to certain other leases were incorrectly recorded in its fixed asset system, there was a misclassification of certain improvements as tenant improvements rather than as building improvements and the recording of a reimbursement from a tenant for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue instead of reducing the amount of Griffin’s tenant improvements.  These issues resulted in errors in reported rental revenue and depreciation and amortization expense related to certain of Griffin’s properties prior to fiscal 2002, during fiscal 2003, fiscal 2004, related interim periods and the thirteen weeks ended February 26, 2005 (the effect of this issue on previously reported results for fiscal 2002 was immaterial).  Accordingly, Griffin adjusted its rental revenue and depreciation and amortization expense for those respective periods.  Griffin also determined that amortization of debt issuance costs for the periods covered by the restatement had been misclassified in selling, general and administrative expenses rather than being included in interest expense.

As a result of the error in allocation of the purchase price for the controlling interest in the joint venture, the incorrect useful lives used to determine depreciation expense of certain tenant improvements, the misclassification of certain improvements as tenant improvements rather than as building improvements, the incorrect recording of a payment received from a tenant for tenant improvements made by Griffin, and the misclassification of the amortization of debt issuance costs, Griffin’s Chief Executive Officer and Chief Financial Officer re-evaluated Griffin’s disclosure controls and procedures and concluded that such controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report because these errors resulted from material weaknesses in Griffin’s internal control over financial reporting, which are described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of February 26, 2005, Griffin did not maintain effective controls over (i) the accounting for acquisitions;  (ii) the recording of depreciation and amortization expense and the recording of deferred rental revenue from tenants and (iii) accounting for amortization of debt issuance costs.  Specifically, controls over the allocation of the purchase price and the recording of tenant improvement information into Griffin’s fixed asset system were ineffective.  The purchase price was incorrectly allocated between intangible and tangible real estate assets, the useful lives of certain tenant improvements were incorrect, certain improvements were misclassified as tenant improvements rather than as building improvements and a payment received from a tenant for tenant improvements made by Griffin was not properly recorded as deferred rental revenue, resulting in misstatements to rental revenue and depreciation and amortization expense.  Finally, Griffin’s accounting for the amortization of debt issuance costs was incorrect.  These control deficiencies resulted in the restatement of Griffin’s 2002, 2003 and 2004 consolidated financial statements, for each of the unaudited quarterly interim financial information of 2003 and 2004, as well as the 2005 first quarter consolidated financial statements.  Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has concluded that each of these internal control deficiencies constitutes a material weakness.  Because of these material weaknesses, management has concluded that Griffin did not maintain effective internal control over financial reporting as of February 26, 2005, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Although Griffin has not entered into any transactions similar to the acquisition of real estate assets in fiscal 2003, Griffin’s management has educated its accounting staff regarding the proper methodology of allocating the purchase price of future acquisitions.  In addition, Griffin has changed its procedures for the recording, reviewing, approving and documenting of information entered into its real estate asset depreciation system to ensure that the correct information is used in calculating depreciation and amortization expense.  Griffin has also educated its accounting staff regarding the proper procedures for the recording of payments received from tenants for tenant improvements made by Griffin and the proper recording of the amortization expense of debt issuance costs.

Changes in Internal Control over Financial Reporting

Each of the changes to Griffin’s internal control over financial reporting discussed above occurred subsequent to the fiscal 2005 first quarter.  There was no change in Griffin’s internal control over financial reporting during the 2005 first quarter that has materially affected, or is reasonably likely to materially affect, Griffin’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings

In 1999, Griffin Land filed land use applications with the land use commissions of Simsbury, Connecticut for Meadowood, a proposed residential development on approximately 363 acres of land. In 2000, Simsbury’s land use commissions issued denials of Griffin Land’s Meadowood application. As a result of those denials, Griffin Land brought several separate, but related, suits appealing those decisions. In 2002, the trial court upheld two of Griffin Land’s appeals and ordered the town’s Planning and Zoning Commissions to approve the Meadowood application. The town appealed those decisions. In 2004, the Connecticut Supreme Court ordered the Zoning Commission to approve the zoning regulations proposed by Griffin Land for Meadowood. The Connecticut Supreme Court also ruled that the denial of the Meadowood application by the Planning Commission can be upheld because Griffin Land had not obtained the required sewer usage permits at the time the application was made to the Planning Commission. The required sewer usage permits for Meadowood have been subsequently obtained. Also in 2004, the Connecticut Supreme Court reversed a lower court decision that had denied Griffin Land a wetlands permit, and remanded the case to Superior Court for further proceedings to determine if a wetlands permit must be issued. On June 6, 2005, the Superior Court ruled that Griffin Land must again apply to the town’s Conservation and Inland Wetlands Commission for a wetlands permit for its proposed Meadowood development. This ruling is not final as of this date, because Griffin Land has petitioned the Appellate Court to review and reverse this decision.

In 2004, the Planning and Zoning Commission of Suffield, Connecticut approved Griffin Land’s proposed residential development known as Stratton Farms. An owner of certain land adjacent to Stratton Farms then filed an appeal of the approval issued by the town’s land use commission. On September 26, 2005, the Superior Court of Hartford, Connecticut denied the appeal by the adjoining landowner, however, the landowner has requested a rehearing.

ITEMS 2 - 5.	Not Applicable

ITEM 6.	Exhibits

	Exhibit No.	Description

	31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

	32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C

Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

/s/ FREDERICK M. DANZIGER
DATE: November 1, 2005	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
DATE: November 1, 2005	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary