Form 10-Q
period 2005-05-28
GRIFFIN LAND & NURSERIES INC
filed 2005-11-03
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 28, 2005

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

Consolidated Statements of Operations 13 and 26 Weeks Ended May 28, 2005 and May 29, 2004

Consolidated Balance Sheets May 28, 2005 and November 27, 2004

Consolidated Statements of Changes in Stockholders’ Equity 26 Weeks Ended May 28, 2005 and May 29, 2004

Consolidated Statements of Cash Flows 26 Weeks Ended May 28, 2005 and May 29, 2004

Notes to Consolidated Financial Statements

	ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	ITEM 4 -	Controls and Procedures

PART II -	OTHER INFORMATION

	ITEM 1-	Legal Proceedings

	ITEM 4 -	Submission of Matters to a Vote of Security Holders

	ITEM 6 -	Exhibits

SIGNATURES

PART I                     FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
		May 29, 2004		May 29, 2004
		(As Restated)		(As Restated)
	May 28, 2005	(Note 11)	May 28, 2005	(Note 11)
Landscape nursery net sales	$17,174	$19,125	$17,638	$19,547
Rental revenue and property sales	3,533	2,910	6,398	5,397
Total revenue	20,707	22,035	24,036	24,944

Costs of landscape nursery sales	14,470	16,619	15,067	17,061
Costs related to rental revenue and property sales	2,183	1,982	4,441	3,891
Total costs of goods sold	16,653	18,601	19,508	20,952

Gross profit	4,054	3,434	4,528	3,992
Selling, general and administrative expenses	3,319	2,808	5,637	4,731
Operating profit (loss)	735	626	(1,109)	(739)
Gain on sale of Centaur Communications, Ltd.	—	51,107	—	51,107
Foreign currency exchange gain	—	1,070	—	1,070
Interest expense	(502)	(947)	(1,038)	(1,718)
Interest income, dividend income and gains on short-term investments	334	99	520	105
Income (loss) before income tax provision (benefit) and equity investment	567	51,955	(1,627)	49,825
Income tax provision (benefit)	193	17,565	(560)	16,772
Income (loss) before equity investment	374	34,390	(1,067)	33,053
Equity income from Centaur Communications, Ltd.	—	417	—	328
Net income (loss)	$374	$34,807	$(1,067)	$33,381

Basic net income (loss) per common share	$0.08	$7.10	$(0.21)	$6.83
Diluted net income (loss) per common share	$0.07	$6.79	$(0.21)	$6.58

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

		Nov. 27, 2004
		(As Restated)
	May 28, 2005	(Note 11)
ASSETS
Current Assets:
Cash and cash equivalents	$2,033	$8,827
Short-term investments	23,527	30,173
Accounts receivable, less allowance of $214 and $188	11,675	2,162
Inventories, net	32,081	32,184
Deferred income taxes	2,175	1,572
Other current assets	2,930	3,423
Total current assets	74,421	78,341
Real estate held for sale or lease, net	70,964	65,675
Property and equipment, net	11,193	11,310
Investment in Centaur Holdings, plc	9,984	11,290
Other assets	10,408	10,274
Total assets	$176,970	$176,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$869	$855
Accounts payable and accrued liabilities	8,077	6,044
Total current liabilities	8,946	6,899
Long-term debt	31,101	31,479
Deferred income taxes	1,839	1,758
Other noncurrent liabilities	2,684	2,624
Total liabilities	44,570	42,760

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 4,974,604 and 4,959,162 shares issued and outstanding, respectively	50	50
Additional paid-in capital	94,885	94,699
Retained earnings	33,110	34,177
Accumulated other comprehensive income, net of tax	4,355	5,204
Total stockholders’ equity	132,400	134,130
Total liabilities and stockholders’ equity	$176,970	$176,890

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Twenty-Six Weeks Ended May 28, 2005 and May 29, 2004

(dollars in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Total Comprehensive Income (Loss)
				(As Restated) (Note 11)		(As Restated) (Note 11)	(As Restated) (Note 11)
Balance at Nov. 29, 2003 (as restated)	4,876,916	$49	$93,392	$3,189	$271	$96,901	$—

Exercise of stock options including tax benefit of $115	26,146	—	307	—	—	307	—

Net income (as restated)	—	—	—	33,381	—	33,381	33,381

Other comprehensive income	—	—	—	—	3,779	3,779	3,779

Balance at May 29, 2004 (as restated)	4,903,062	$49	$93,699	$36,570	$4,050	$134,368	$37,160

Balance at Nov. 27, 2004 (as restated)	4,959,162	$50	$94,699	$34,177	$5,204	$134,130	$—

Exercise of stock options including tax benefit of $85	15,442	—	186	—	—	186	—

Net loss	—	—	—	(1,067)	—	(1,067)	(1,067)

Other comprehensive loss	—	—	—	—	(849)	(849)	(849)

Balance at May 28, 2005	4,974,604	$50	$94,885	$33,110	$4,355	$132,400	$(1,916)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 26 Weeks Ended,
		May 29, 2004
		(As Restated)
	May 28, 2005	(Note 11)
Operating activities:
Net (loss) income	$(1,067)	$33,381
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,318	2,339
Gain on sale of properties	(593)	(158)
Provision for inventory losses	587	—
Real estate asset write-offs	169	—
Provision for bad debts	150	76
Deferred income taxes	(65)	(350)
Amortization of debt issuance costs	28	387
Unrealized gains on trading securities	22	—
Gain on sale of Centaur Communications, Ltd.	—	(51,107)
Tax payment included in other comprehensive income	—	(2,959)
Gain on foreign exchange contract	—	(1,070)
Income from equity investment	—	(328)
Changes in assets and liabilities:
Short-term investments	6,624	—
Accounts receivable	(9,539)	(11,154)
Inventories	(484)	2,544
Other current assets	543	639
Accounts payable and accrued liabilities	317	1,006
Income taxes payable	—	9,824
Other noncurrent assets and noncurrent liabilities, net	(747)	1,399
Net cash used in operating activities	(1,737)	(15,531)

Investing activities:
Additions to real estate held for sale or lease	(5,057)	(4,043)
Proceeds from sale of properties, net of expenses	889	172
Additions to property and equipment	(548)	(427)
Proceeds from the sale of Centaur Communications, Ltd.	—	68,852
Proceeds from foreign exchange contract	—	1,070
Investment in Shemin Acquisition Corporation	—	(143)
Net cash (used in) provided by investing activities	(4,716)	65,481

Financing activities:
Payments of debt	(442)	(11,122)
Exercise of stock options	101	192
Increase in debt	—	1,500
Other, net	—	(159)
Net cash used in financing activities	(341)	(9,589)
Net (decrease) increase in cash and cash equivalents	(6,794)	40,361
Cash and cash equivalents at beginning of period	8,827	18
Cash and cash equivalents at end of period	$2,033	$40,379

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

Griffin has restated its consolidated financial statements for the thirteen weeks ended February 26, 2005, for the thirteen and twenty-six weeks ended May 29, 2004 and for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002, including the financial information of the interim periods in fiscal years 2004 and 2003 to correct: (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land’s buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization of debt issuance costs related to Griffin’s financing agreements from selling, general and administrative expenses to interest expense.

The corrected allocation of the purchase price increased by $1.5 million the amount of intangible assets related to the value of in-place leases and tenant relationships and reduced by $1.5 million the amount previously allocated to Griffin’s tangible real estate assets.  The effect of this correction to the purchase price allocation was to decrease Griffin’s operating profit by $65 and increase Griffin’s operating loss by $131 in the thirteen and twenty-six weeks ended May 29, 2004, respectively, as a result of an increase in depreciation and amortization expense because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

The adjustment to depreciation expense related to the correction of the useful lives used to determine the amount of depreciation and amortization for tenant improvements related to certain leases and the change in classification of certain improvements from tenant improvements to building improvements increased Griffin’s operating profit by $65 and decreased Griffin’s operating loss by $99 in the thirteen and twenty-six weeks ended May 29, 2004, respectively.

Griffin determined that a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue and amortized into rental revenue over the term of the lease.  Griffin had recorded the payment received as a reduction of its tenant improvements.  The effect of this adjustment was to increase Griffin’s rental revenue and increase depreciation expense by $20 for the thirteen and twenty-six weeks ended May 29, 2004.  There was no effect on Griffin’s operating profit because the depreciable lives of the tenant improvements were the same as the lease term over which the amount received from the tenant will be recognized as rental revenue.

The effect of the correction to the classification of the amortization of debt issuance costs was to increase Griffin’s operating profit and increase interest expense by $323 in the thirteen weeks ended May 29, 2004 and to decrease Griffin’s operating loss and increase interest expense by $387 in the twenty-six weeks ended May 29, 2004.

In aggregate, the above adjustments resulted in no change to Griffins net income for the thirteen weeks ended May 29, 2004 and a decrease to Griffin’s net income of $22 in the twenty-six weeks ended May 29, 2004.  The changes in rental revenue and depreciation and amortization expense described herein affected only noncash credits and charges and did not affect Griffin’s cash position.  In addition, the adjustments related to the amortization of debt issuance costs did not affect Griffin’s pretax income (loss), net income (loss) or net income (loss) per share in any period.  The effect of the above adjustments on Griffin’s consolidated statement of cash flows for the twenty-six weeks ended May 29, 2004 was to decrease net cash used in operating activities from $16,760 to $15,531 and to decrease net cash provided by investing activities from $66,710 to $65,481.  There were no changes to net cash used in financing activities for the twenty-six weeks ended May 29, 2004.  Griffin’s consolidated balance sheet as of November 27, 2004 was restated for the effects of the above adjustments, but such adjustments were not material to Griffin’s consolidated balance sheet (see Note 11).

Griffin revised the amounts reported on the quarterly data from those originally reported in its Report on Form 10-Q for the thirteen and twenty-six weeks ended May 29, 2004 for rental revenue and costs related to rental revenue because Griffin determined that it had inadvertently reported certain intercompany revenue and expenses of the same amount in each period related to property management activities at Griffin’s real estate business.  The revisions decreased both revenue and related costs in the thirteen and twenty-six weeks ended May 29, 2004 by $254 and $443, respectively, to eliminate those offsetting intercompany amounts that were inadvertently included in the prior periods. The revisions had no effect on previously reported gross profit, operating profit (loss), net income (loss) or net income (loss) per share in any of Griffin’s previously issued consolidated statements of operations. In addition, the revisions had no effect on any of Griffin’s previously issued consolidated balance sheets or consolidated statements of cash flows.

The results of operations for the thirteen and twenty-six weeks ended May 28, 2005 are not necessarily indicative of the results to be expected for the full year.  Certain amounts from the prior year have been reclassified to conform to the current presentation.

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

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
		May 29, 2004		May 29, 2004
		(As Restated)		(As Restated)
	May 28, 2005	(Note 11)	May 28, 2005	(Note 11)
Net income (loss), as reported	$374	$34,807	$(1,067)	$33,381
Total stock based employee compensation expense determined under fair value method for all awards, net of tax effects	(32)	(28)	(35)	(56)
Net income (loss), pro forma	342	34,779	(1,102)	33,325

Adjustment to net income (loss) for exercise of options of equity investee	—	(38)	—	(38)

Adjusted net income (loss) for computation of diluted per share results, pro forma	$342	$34,741	$(1,102)	$33,287

Basic net income (loss) per common share, as reported	$0.08	$7.10	$(0.21)	$6.83
Basic net income (loss) per common share, pro forma	$0.07	$7.10	$(0.22)	$6.82

Diluted net income (loss) per common share, as reported	$0.07	$6.79	$(0.21)	$6.58
Diluted net income (loss) per common share, pro forma	$0.07	$6.78	$(0.22)	$6.57

There were 6,268 stock options granted during the twenty-six weeks ended May 28, 2005.  The fair value of the options granted was $11.15, estimated as of the date of grant using the Black-Scholes option pricing model.  The assumptions used in determining the fair value of the options granted were an expected volatility of 44.06%, risk free interest rate of 3.77%, a five year option term and no dividend yield.  There were no stock options granted during the twenty-six weeks ended May 29, 2004.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”).  This Statement amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”).  APB No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis.  SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  SFAS No. 153 will be effective for Griffin in the fourth quarter of fiscal 2005 and is not expected to have any impact on Griffin’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This new standard supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123R requires an issuer to recognize the compensation cost of employee services received in exchange for an award of equity instruments.  Therefore, the cost of rewarding individuals with equity instruments will be recognized in Griffin’s financial statements rather than disclosed in a pro forma statement in the financial statement footnotes.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 related to the valuation of share-based payment arrangements under SFAS No. 123R.  Management has utilized the guidance in this bulletin in preparing its estimates for the effect of SFAS No. 123R.  SFAS No. 123R will be effective for Griffin in the first quarter of fiscal 2006.  Management expects to adopt SFAS No. 123R in the 2006 first quarter using the modified prospective application method, and expects that the adoption of SFAS No. 123R will decrease Griffin’s annual basic and diluted per share results by $0.01 to $0.04 per share.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143),” (“Fin No. 47”).  Fin No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets.  Fin No. 47 will be effective for Griffin in fiscal 2006 and is not expected to have a material impact on Griffin’s consolidated financial statements.

3.     Industry Segment Information

Griffin’s reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States of America.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
		May 29, 2004		May 29, 2004
		(As Restated)		(As Restated)
	May 28, 2005	(Note 11)	May 28, 2005	(Note 11)
Total revenue:
Landscape nursery net sales	$17,174	$19,125	$17,638	$19,547
Rental revenue and property sales	3,533	2,910	6,398	5,397
	$20,707	$22,035	$24,036	$24,944
Operating profit (loss):
Landscape nursery	$1,026	$899	$13	$26
Real estate	685	349	637	349
Industry segment totals	1,711	1,248	650	375
General corporate expense	(976)	(622)	(1,759)	(1,114)
Operating profit (loss)	735	626	(1,109)	(739)
Gain on sale of Centaur Communications, Ltd.	—	51,107	—	51,107
Foreign currency exchange gain	—	1,070	—	1,070
Interest expense, net of interest income, dividend income and gains on short-term investments	(168)	(848)	(518)	(1,613)
Income (loss) before income tax provision (benefit)	$567	$51,955	$(1,627)	$49,825

		Nov. 27, 2004
		(As Restated)
	May 28, 2005	(Note 11)
Identifiable assets:
Landscape nursery	$59,458	$50,330
Real estate	77,396	73,451
Industry segment totals	136,854	123,781
General corporate (consists primarily of investments)	40,116	53,109
Total assets	$176,970	$176,890

Griffin restated its financial statements for the thirteen weeks ended February 26, 2005, for the thirteen and twenty-six weeks ended May 29, 2004 and for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002 (see Note 11).

Griffin revised previously reported rental revenue and related costs by the same amount to eliminate certain duplicated amounts included in the prior year (see Note 1). The effect of these revisions, which Griffin believes were not material, was to decrease both revenue and related costs of the real estate segment in the thirteen and twenty-six weeks ended May 29, 2004 by $254 and $443, respectively. The revisions had no effect on previously reported real estate segment operating profit or previously reported identifiable assets of the real estate segment.

Revenue of the real estate segment in the thirteen and twenty-six weeks ended May 28, 2005 includes property sales revenue of $808 and $915, respectively.  Revenue of the real estate segment in the thirteen and twenty-six weeks ended May 29, 2004 includes property sales revenue of $185.

See Note 4 for information on Griffin’s previously held equity investment in Centaur.

4.     Equity Investment

On March 10, 2004, Griffin completed the sale of its equity investment in Centaur to a newly formed company, Centaur Holdings, plc (“Centaur Holdings”).  At the time of the sale, Griffin held 5,428,194 B Ordinary shares of Centaur common stock, representing approximately 32% of Centaur’s outstanding common stock.  The sale agreement between Griffin, holders of A Ordinary shares of Centaur and the holder of C Ordinary shares of Centaur (collectively, the “Sellers”) and Centaur Holdings contains certain warranties.  Warranty claims by Centaur Holdings must first exceed £1 million in the aggregate (approximately $1.8 million based on the foreign currency exchange rate in effect at May 28, 2005) before the Sellers are required to make any payments.  The warranty period expired on September 30, 2005, except for warranties related to income taxes and pension liabilities, which expire on September 30, 2010.  To date, there have not been any warranty claims made.  In conjunction with this transaction, Centaur Holdings completed an initial public offering of its common stock which currently trades on the London Stock Exchange.

The consideration received by Griffin included cash proceeds of $68.9 million after transaction expenses of $1.5 million but before income tax payments.  In addition to the cash proceeds, Griffin received 6,477,150 shares of Centaur Holdings common stock (representing approximately 4.4% of its newly issued outstanding common stock), which was valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time.  Subsequent to the sale, a portion of the cash proceeds from the sale were used to repay all of the amount outstanding ($18.4 million) under Griffin’s Credit Agreement with Fleet National Bank.

Included in Griffin’s pretax income for the thirteen and twenty-six weeks ended May 29, 2004 is a gain on the sale of Centaur of $51.1 million and a foreign currency exchange gain of $1.1 million related to the sale.  In connection with the Centaur transaction, substantially all of the stock options of Centaur were exercised immediately prior to the closing of the transaction, which resulted in Griffin’s ownership being reduced from 35% to 32%.  The gain of approximately $2.3 million that resulted from the dilution of Griffin’s ownership is included in the gain on the sale of that investment.  Griffin’s remaining investment in Centaur Holdings is recorded based on the fair market value of that investment.  At the time of the sale, approximately $5.4 million was reported as other comprehensive income, reflecting the difference, net of tax, between the estimated fair market value of Griffin’s investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur that remained as a result of receiving Centaur Holdings common stock as part of the sale proceeds.  Griffin has retained its ownership interest in Centaur Holdings and accounts for that investment as an available-for-sale security under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Prior to the sale, Griffin accounted for its investment in Centaur under the equity method of accounting for investments.  The unaudited summarized financial data of Centaur presented below were derived from consolidated financial information of Centaur for the 100 day period from December 1, 2003 through March 9, 2004.  Griffin’s equity income for that period included $101 for amortization of publishing rights and reflected adjustments necessary to present Centaur’s results in accordance with generally accepted accounting principles in the United States of America.

From
Dec. 1, 2003
through
Mar. 9, 2004
Net sales	$31,972
Costs and expenses	(29,753)
Operating profit	2,219
Nonoperating expenses	(319)
Pretax income	1,900
Income tax provision	(670)
Net income	$1,230

5.     Long-Term Debt

Long-term debt includes:

	May 28, 2005	Nov. 27, 2004
Nonrecourse mortgages:
8.54% due July 1, 2009	$7,801	$7,842
6.08% due January 1, 2013	9,338	9,433
6.30% due May 1, 2014	1,379	1,436
8.13% due April 1, 2016	5,766	5,853
7.0% due October 1, 2017	7,343	7,410
Total nonrecourse mortgages	31,627	31,974
Capital leases	343	360
Total	31,970	32,334
Less: current portion	(869)	(855)
Total long-term debt	$31,101	$31,479

In March 2004, as a result of the proceeds received from the sale of Centaur (see Note 4), Griffin repaid the entire amount then outstanding ($18.4 million) under its Credit Agreement (the “Credit Agreement”) with Fleet National Bank and subsequently terminated the Credit Agreement, which was scheduled to expire in February 2005.

At May 28, 2005 and November 27, 2004, the fair values of Griffin’s mortgages were $34.6 million and $33.2 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

On July 7, 2005, a subsidiary of Griffin completed a mortgage for $12.7 million on two industrial buildings.  This new mortgage has an interest rate of 5.46% and a ten year term, with payments based on a thirty year amortization schedule.  The mortgage is nonrecourse, however Griffin entered into a master lease with its subsidiary for the space in the mortgaged buildings that was not leased to third-party tenants at the inception of the new mortgage (the “Initial Vacant Space”).  As Griffin Land enters into approved leases for the Initial Vacant Space, the master lease between Griffin and its subsidiary on that portion of the Initial Vacant Space will be terminated.

6.     Stock Options

Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”) is summarized as follows:

	For the 26 Weeks Ended,
	May 28, 2005		May 29, 2004
	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	584,514	$12.78	659,542	$12.57
Issued	6,268	25.53	—	—
Exercised	(15,442)	6.60	(26,146)	7.36
Cancelled	(9,667)	13.70	—	—
Outstanding at end of period	565,673	$13.07	633,396	$12.78

Number of option holders at May 28, 2005		24

Range of Exercise Prices	Outstanding at May 28, 2005	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
$4.00-$9.00	96,172	$7.55	0.7
$9.00-$18.00	456,015	13.88	3.7
Over $18.00	13,486	25.21	9.5
	565,673

At May 28, 2005, 528,857 options outstanding under the Griffin Stock Option Plan were exercisable with a weighted average exercise price of $12.74 per share.

7.     Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
		May 29, 2004		May 29, 2004
		(As Restated)		(As Restated)
	May 28, 2005	(Note 11)	May 28, 2005	(Note 11)
Net income (loss) as reported for computation of basic per share results	$374	$34,807	$(1,067)	$33,381
Adjustment to net income (loss) for exercise of options of equity investee	—	(38)	—	(38)
Net income (loss) for computation of diluted per share results	$374	$34,769	$(1,067)	$33,343

Weighted average shares outstanding for computation of basic per share results (a)	4,970,000	4,899,000	4,965,000	4,889,000
Incremental shares from assumed exercise of Griffin stock options	201,000	223,000	—	179,000
Weighted average shares outstanding for computation of diluted per share results	5,171,000	5,122,000	4,965,000	5,068,000

(a)   Incremental shares from the exercise of Griffin stock options were not included in the period where the inclusion of such shares would be anti-dilutive.  For the twenty-six weeks ended May 28, 2005, the incremental shares from the assumed exercise of stock options would have been 205,000.

8.     Supplemental Financial Statement Information

Short-Term Investments

Griffin’s short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”   Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet date, and net realized and unrealized gains and losses on those investments are included in pretax income (loss).  The composition of short-term investments at May 28, 2005 and November 27, 2004 is as follows:

	As of May 28, 2005		As of Nov. 27, 2004
	Cost	Market Value	Cost	Market Value
Auction Rate Fixed Income Securities	$12,620	$12,647	$4,500	$4,506
Commercial Paper	6,098	6,106	15,015	15,032
Certificates of Deposit	4,760	4,774	7,368	7,415
Federal Agency Coupon Notes	—	—	3,219	3,220
Total short-term investments	$23,478	$23,527	$30,102	$30,173

Income from investments for the thirteen and twenty-six weeks ended May 28, 2005 and May 29, 2004 consists of:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Interest and dividend income	$153	$99	$186	$105
Net realized gains on the sales of investments	202	—	356	—
Change in net unrealized gains on investments	(21)	—	(22)	—
	$334	$99	$520	$105

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the twenty-six weeks ended May 28, 2005 and May 29, 2004 consist of the following:

	For the 26 Weeks Ended,
	May 28, 2005	May 29, 2004
Balance at beginning of period	$5,204	$271
Effect of foreign currency exchange rate changes related to equity investment in Centaur Communications, Ltd.	—	302
Transfer to pretax income as a result of the sale of Centaur Communications, Ltd.	—	(494)
Increase to record the initial investment in Centaur Holdings, plc at fair market value, net of tax of $2,958	—	5,414
Decrease in fair market value at end of period of Centaur Holdings, plc, net of tax benefit of $322 and $837, respectively	(598)	(1,553)
(Decrease) increase in value of Centaur Holdings, plc, due to foreign currency (loss) gain, net of tax benefit of $135 and tax provision of $59, respectively	(251)	110
Balance at end of period	$4,355	$4,050

Supplemental Cash Flow Information

Included in accounts payable and accrued liabilities at May 28, 2005 and November 27, 2004 were $3,925 and $2,209, respectively, for additions to real estate held for sale or lease.

Inventories

Inventories consist of:

	May 28, 2005	Nov. 27, 2004
Nursery stock	$30,684	$31,737
Materials and supplies	2,374	1,096
	33,058	32,833
Reserves	(977)	(649)
	$32,081	$32,184

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	May 28, 2005	Nov. 27, 2004
Land		$1,304	$1,283
Land improvements	10 to 20 years	5,377	5,274
Buildings and improvements	10 to 40 years	3,057	3,033
Machinery and equipment	3 to 20 years	16,516	16,054
		26,254	25,644
Accumulated depreciation		(15,061)	(14,334)
		$11,193	$11,310

Griffin incurred capital lease obligations of $78 and $108, respectively, in the twenty-six weeks ended May 28, 2005 and May 29, 2004.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

	Estimated	May 28, 2005
	Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,237	$4,288	$5,525
Land improvements	15 years	—	4,951	4,951
Buildings and improvements	10 to 40 years	—	54,242	54,242
Tenant improvements	Shorter of useful life or terms of related lease	—	6,691	6,691
Development costs		5,016	13,354	18,370
		6,253	83,526	89,779
Accumulated depreciation		—	(18,815)	(18,815)
		$6,253	$64,711	$70,964

		November 27, 2004
			Held for Lease	Total
	Estimated Useful Lives	Held for Sale	(As Restated) (Note 11)	(As Restated) (Note 11)
Land		$1,252	$4,287	$5,539
Land improvements	15 years	—	4,951	4,951
Buildings and improvements	40 years	—	54,185	54,185
Tenant improvements	Shorter of useful life or terms of related lease	—	6,627	6,627
Development costs		4,939	6,998	11,937
		6,191	77,048	83,239
Accumulated depreciation		—	(17,564)	(17,564)
		$6,191	$59,484	$65,675

Deferred Income Taxes

A deferred tax asset of $457 and deferred tax liability of $2,180 were included as a credit and a charge, respectively, to other comprehensive income in the twenty-six weeks ended May 28, 2005 and May 29, 2004, respectively, related to mark to market adjustments on the investment in Centaur Holdings.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on the consolidated balance sheets. Because Griffin’s obligation for retiree medical benefits is fixed under the terms of Griffin’s postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. Griffin’s postretirement benefits are unfunded, with benefits to be paid from Griffin’s general assets.  Griffin’s contributions for the twenty-six weeks ended May 28, 2005 and May 29, 2004 were $4 and $6 respectively, with an expected contribution of $10 for the fiscal 2005 full year.  The components of Griffin’s postretirement benefits expense are as follows:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004

Service cost	$9	$5	$18	$11
Interest	12	12	25	23
Amortization of unrecognized loss	3	2	5	5
	$24	$19	$48	$39

9.  Subsequent Event

Prior to May 28, 2005, Griffin held an approximate 14% equity interest in Shemin Acquisition Corporation (“Shemin Acquisition”) at a carrying value of $4.7 million, which Griffin accounted for under the cost method of accounting for investments.  On May 31, 2005, Griffin received initial cash proceeds of $5.9 million from the sale of its remaining common stock of Shemin Acquisition.  Immediately prior to that sale, Griffin exchanged a portion of its holdings in Shemin Acquisition for an approximate 14% equity interest in Shemin Nurseries Holding Corp. (“Shemin Nurseries”), which operates a landscape nursery distribution business through its subsidiary that previously was a wholly-owned subsidiary of Shemin Acquisition.  On June 29, 2005, Griffin received a cash distribution of $1.5 million from Shemin Nurseries.  Subsequent to these transactions, Shemin Nurseries paid $0.2 million to the buyer of Shemin Acquisition, on behalf of Griffin, for Griffin’s share of the purchase price adjustment related to the determination of Shemin Acquisition’s working capital as of the closing date.  The sale of its investment in Shemin Acquisition resulted in a gain to Griffin that will be reflected in Griffin’s results of operations for the thirteen weeks ended August 27, 2005.  Griffin continues to hold its investment in Shemin Nurseries.

10.   Commitments and Contingencies

As of May 28, 2005, Griffin had committed purchase obligations of $3.8 million, principally for construction of new industrial buildings at Griffin Land, tenant improvement work related to new leases in Griffin Land’s industrial buildings and for the purchase of raw materials by Imperial.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin’s consolidated financial position, results of operations or cash flows.

11.         Restatement of Prior Periods

Griffin has restated its consolidated financial statements for the thirteen weeks ended February 26, 2005, for the thirteen and twenty-six weeks ended May 29, 2004 and for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002, including the financial information of the interim periods in fiscal years 2004 and 2003 to correct: (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b)  depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land’s buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization of debt issuance costs related to Griffin’s financing agreements from selling, general and administrative expenses to interest expense.

The corrected allocation of the purchase price increased by $1.5 million the amount of intangible assets related to the value of in-place leases and tenant relationships and reduced by $1.5 million the amount previously allocated to Griffin’s tangible real estate assets.  The effect of this correction to the purchase price allocation was to decrease Griffin’s operating profit by $65 and increase Griffin’s operating loss by $131 in the thirteen and twenty-six weeks ended May 29, 2004, respectively, and to decrease per share results by $0.01 and $0.02 in the thirteen and twenty-six weeks ended May 29, 2004, respectively, as a result of an increase in depreciation and amortization expense because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

The adjustment to depreciation expense related to the correction of the useful lives used to determine the amount of depreciation for tenant improvements related to certain leases and the change in classification of certain improvements from tenant improvements to building improvements.  The effect of this adjustment was to increase Griffin’s operating profit by $65 and decrease Griffin’s operating loss by $99 in the thirteen and twenty-six weeks ended May 29, 2004, respectively, and to increase per share results by $0.01 and $0.02 in the thirteen and twenty-six weeks ended May 29, 2004, respectively.

Griffin determined that a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue and amortized into rental revenue over the term of the lease.  Griffin had recorded the payment received as a reduction of its tenant improvements.  The effect of this adjustment was to increase Griffin’s rental revenue and increase depreciation expense by $20 for the thirteen and twenty-six weeks ended May 29, 2004.  There was no effect on Griffin’s operating profit because the depreciable lives of the tenant improvements were the same as the lease term over which the amount received from the tenant will be recognized as rental revenue.

The effect of the correction to the classification of the amortization of debt issuance costs was to increase Griffin’s operating profit and increase interest expense by $323 in the thirteen weeks ended May 29, 2004 and to decrease Griffin’s operating loss and increase interest expense by $387 in the twenty-six weeks ended May 29, 2004.

In aggregate, the above adjustments resulted in no change to Griffin’s net income for the thirteen weeks ended May 29, 2004 and a decrease to Griffin’s net income of $22 in the twenty-six weeks ended May 29, 2004.  The changes in rental revenue and depreciation and amortization expense described herein affected only noncash credits and charges and did not affect Griffin’s cash position.  In addition, the adjustments related to the amortization of debt issuance costs did not affect Griffin’s pretax income (loss), net income (loss) or net income (loss) per share in any period. The effect of the above adjustments on Griffin’s consolidated statement of cash flows for the twenty-six weeks ended May 29, 2004 was to decrease net cash used in operating activities from $16,760 to $15,531 and to decrease net cash provided by investing activities from $66,710 to $65,481.  There were no changes to net cash used in financing activities for the twenty-six weeks ended May 29, 2004.  Griffin’s consolidated balance sheet as of November 27, 2004 was restated for the effects of the above adjustments, but such adjustments were not material to Griffin’s consolidated balance sheet.

The following table sets forth additional detail regarding the effects of the restatement on Griffin’s consolidated financial statements for the thirteen and twenty-six weeks ended May 29, 2004:

Statement of Operations Data

	For the thirteen weeks ended,				For the twenty-six weeks ended,
	May 29, 2004				May 29, 2004
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Landscape nursery net sales	$19,125	$—		$19,125	$19,547	$—		$19,547
Rental revenue and property sales	2,886	24	(a)	2,910	5,370	27	(a)	5,397
Total revenue	22,011	24		22,035	24,917	27		24,944

Costs of landscape nursery sales	16,619	—		16,619	17,061	—		17,061
Costs related to rental revenue and property sales	1,940	42	(b)	1,982	3,832	59	(b)	3,891
Total costs of goods sold	18,559	42		18,601	20,893	59		20,952

Gross profit	3,452	(18)		3,434	4,024	(32)		3,992
Selling, general and administrative expenses	3,149	(341	)(c)	2,808	5,118	(387	)(c)	4,731
Operating profit (loss)	303	323		626	(1,094)	355		(739)
Gain on sale of Centaur Communications, Ltd.	51,107	—		51,107	51,107	—		51,107
Foreign currency exchange gain	1,070	—		1,070	1,070	—		1,070
Interest expense	(624)	(323	)(d)	(947)	(1,331)	(387	)(d)	(1,718)
Interest income, dividend income and gains on short-term investments	99	—		99	105	—		105
Income before income tax benefit and equity investment	51,955	—		51,955	49,857	(32)		49,825
Income tax provision	17,565	—		17,565	16,782	(10	)(e)	16,772
Income before equity investment	34,390	—		34,390	33,075	(22)		33,053
Equity income from Centaur Communications, Ltd.	417	—		417	328	—		328
Net income	$34,807	$—		$34,807	$33,403	$(22)		$33,381
Basic net income per common share	$7.10	$—		$7.10	$6.83	$—		$6.83
Diluted net income per common share	$6.79	$—		$6.79	$6.58	$—		$6.58

Balance Sheet Data

	November 27, 2004
	As Reported	Adjustments		As Restated

Total current assets	$78,341	$—		$78,341
Real estate held for sale or lease, net	66,043	(368	)(f)	65,675
Property and equipment, net	11,310	—		11,310
Investment in Centaur Holdings, plc	11,290	—		11,290
Other assets	9,413	861	(g)	10,274
Total assets	$176,397	$493		$176,890

Total current liabilities	$6,776	$123	(h)	$6,899
Long-term debt	31,479	—		31,479
Deferred income taxes	1,979	(221	)(i)	1,758
Other noncurrent liabilities	1,600	1,024	(j)	2,624
Total liabilities	41,834	926		42,760
Total stockholders’ equity	134,563	(433	)(k)	134,130
Total liabilities and stockholders’ equity	$176,397	$493		$176,890

(a)   Reflects an increase in rental revenue of $20 for the thirteen and twenty-six weeks ended May 29, 2004 to reflect the amortization of deferred rental revenue as a result of a payment received from a tenant for tenant improvements made by Griffin in accordance with the lease terms.  Also reflects increases of $4 and $7 for the thirteen and twenty-six weeks ended May 29, 2004, respectively, for amortization of above-market and below-market leases reflecting a change in the value of above-market and below-market leases as a result of the reallocation of a portion of the purchase price of a fiscal 2003 acquisition as described in Note (b)(i) below.

(b)   Reflects: (i) net increases in depreciation and amortization expense of intangible assets of  $69 and $138 in the thirteen and twenty-six weeks ended May 29, 2004, respectively, as a result of the reallocation of $1.5 million of the purchase price from real estate held for sale or lease to the values of in-place leases and tenant relationships with respect to Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings; (ii) decreases in depreciation expense of  $65 and $99 for the thirteen and twenty-six weeks ended May 29, 2004, respectively, to correct the depreciation related to certain tenant improvements as a result of incorrect useful lives of these assets used to determine the amount of depreciation and the change in classification of certain improvements from tenant improvements to building improvements; (iii) an increase in depreciation expense of $20 in the thirteen and twenty-six weeks ended May 29, 2004 as a result of recording a payment received from a tenant for tenant improvements made by Griffin in accordance with the lease agreement as deferred rental revenue instead of as a reduction to tenant improvements as originally recorded; and (iv) an increase in costs related to rental revenue of $18 for the thirteen weeks ended May 29, 2004 to reclassify depreciation expense from selling, general and administrative expenses to costs related to rental revenue.

(c)   Reflects decreases in selling, general and administrative expenses of  $323 and $387 in the thirteen and twenty-six weeks ended May 29, 2004 as a result of the correction to the classification of the amortization of debt issuance costs to interest expense.  Also reflects a decrease of $18 in the thirteen weeks ended May 29, 2004 for the reclassification of depreciation expense to costs related to rental revenue from selling, general and administrative expenses.

(d)   Reflects increases in interest expense of  $323 and $387 in the thirteen and twenty-six weeks ended May 29, 2004 for the correction to the classification of amortization of debt issuance costs from selling, general and administrative expenses to interest expense.

(e)   Reflects a decrease in the income tax provision as a result of the decrease in income before income tax provision in the twenty-six weeks ended May 29, 2004 as a result of the adjustments described above.

(f)    Reflects: (i) a decrease in real estate held for sale or lease of $1,364 as a result of the correction to the allocation of the purchase price of the fiscal 2003 acquisition as described in Note (b)(i) above; (ii) an increase in real estate held for sale or lease of $1,147 for the recording of a payment received from a tenant for tenant improvements made by Griffin as deferred rental revenue instead of as a reduction of tenant improvements, as originally recorded; and  (iii) a decrease in real estate held for sale or lease of $151 to correct the depreciation related to certain tenant improvements as a result of the incorrect useful lives of these assets being used to determine the amount of depreciation partially offset by the effect of the change in classification of certain tenant improvements from tenant improvements to building improvements.

(g)   Reflects an increase in the values of in-place leases and tenant relationships, which are included in other assets on Griffin’s consolidated balance sheet, of  $861 as of as a result of the reallocation of a portion of the purchase price of a fiscal 2003 acquisition as described in Note (b)(i) above.

(h)   Reflects an increase to current liabilities for the current portion of deferred rental revenue as a result of a payment received from a tenant for tenant improvements made by Griffin as described in Note (b)(iii) above.  The deferred rental revenue is being amortized to rental revenue over the term of the lease.

(i)    Reflects the cumulative tax effect related to the adjustments discussed above.

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

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and Griffin’s Connecticut and Massachusetts based real estate business (“Griffin Land”).  Through March 9, 2004, Griffin had an equity investment in Centaur Communications, Ltd. (“Centaur”), a privately held magazine publishing business based in the United Kingdom.  On March 10, 2004, Griffin completed the sale of its equity investment in Centaur, receiving cash proceeds of $68.9 million after transaction expenses of $1.5 million but before income tax payments, and 6,477,150 shares of common stock of Centaur Holdings, plc (“Centaur Holdings”), the newly formed acquiring company.  Griffin has retained its ownership interest in Centaur Holdings and accounts for that investment as an available-for-sale security under SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities.”

Griffin has restated its consolidated financial statements for the thirteen weeks ended February 26, 2005, for the thirteen and twenty-six weeks ended May 29, 2004 and for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002, including the financial information of the interim periods in fiscal years 2004 and 2003 to correct: (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land’s buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization of debt issuance costs related to Griffin’s financing agreements from selling, general and administrative expenses to interest expense.

The corrected allocation of the purchase price increased by $1.5 million the amount of intangible assets related to the value of in-place leases and tenant relationships and reduced by $1.5 million the amount previously allocated to Griffin’s tangible real estate assets.  The effect of this correction to the purchase price allocation was to decrease Griffin’s operating profit by $65,000 and increase Griffin’s operating loss by $131,000 in the thirteen and twenty-six weeks ended May 29, 2004, respectively, as a result of an increase in depreciation and amortization expense because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

The adjustment to depreciation expense related to the correction of the useful lives used to determine the amount of depreciation for tenant improvements related to certain leases and the change in classification of certain improvements from tenant improvements to building improvements increased Griffin’s operating profit by $65,000 and decreased Griffin’s operating loss by $99,000 in the thirteen and twenty-six weeks ended May 29, 2004, respectively.

Griffin determined that a payment received from a tenant in the 2004 second quarter for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue and amortized into rental revenue over the term of the lease.  Griffin had recorded the payment received as a reduction of its tenant improvements.  The effect of this adjustment was to increase Griffin’s rental revenue and increase depreciation expense by $20,000 in the thirteen and twenty-six weeks ended May 29, 2004.  There was no effect on Griffin’s operating profit because the depreciable lives of the tenant improvements were the same as the lease term over which the amount received from the tenant will be recognized as rental revenue.

The effect of the correction to the classification of the amortization of debt issuance costs was to increase Griffin’s operating profit and increase interest expense by $323,000 in the thirteen weeks ended May 29, 2004 and to decrease Griffin’s operating loss and increase interest expense by $387,000 in the twenty-six weeks ended May 29, 2004.

In aggregate, the above adjustments resulted in no change to Griffin’s net income for the thirteen weeks ended May 29, 2004 and a decrease to Griffin’s net income of $22,000 in the twenty-six weeks ended May 29, 2004.  The changes in rental revenue and depreciation and amortization expense described herein affected only noncash credits and charges and did not affect Griffin’s cash position.  In addition, the adjustments related to the amortization of debt issuance costs did not affect Griffin’s pretax income (loss), net income (loss) or net income (loss) per share in any period.  The effect of the above adjustments on Griffin’s consolidated statement of cash flows for the twenty-six weeks ended May 29, 2004 was to decrease net cash used in operating activities from $16.8 million to $15.5 million and to decrease net cash provided by investing activities from $66.7 million to $65.5 million.  There were no changes to net cash used in financing activities for the twenty-six weeks ended May 29, 2004.  Griffin’s consolidated balance sheet as of November 27, 2004 was restated for the effects of the above adjustments, but such adjustments were not material to Griffin’s consolidated balance sheet. See Note 11 to Griffin’s consolidated financial statements in Item 1 for additional information regarding the effects of the restatement on previously issued financial statements.

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the year ended November 27, 2004 included in Griffin’s Report on Form 10-K/A as filed with the Securities and Exchange Commission.  The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported.  Actual results could differ from those estimates.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and twenty-six weeks ended May 28, 2005 are consistent with those used by Griffin in preparation of its fiscal 2004 financial statements.

Summary

Griffin’s net income for the thirteen weeks ended May 28, 2005 (the “2005 second quarter”) is substantially lower than the net income for the thirteen weeks ended May 29, 2004 (the “2004 second quarter”) due primarily to the gain on the sale of Centaur and the related foreign currency exchange gain included in the 2004 second quarter.  Griffin’s consolidated operating profit increased in the 2005 second quarter as compared to the 2004 second quarter.  Operating profit at Griffin Land increased in the 2005 second quarter as compared to the 2004 second quarter due principally to higher profit from land sales in the current period.  Operating profit at Imperial increased in the 2005 second quarter as compared to the 2004 second quarter due to higher gross profit, due principally to improved gross margins on sales, which more than offset the effect of a decline in Imperial’s sales volume.  General corporate expense increased in the 2005 second quarter as compared to the 2004 second quarter, primarily related to Griffin’s preparations to comply with Section 404 of the Sarbanes-Oxley Act.

Griffin incurred a net loss in the twenty-six weeks ended May 28, 2005 (the “2005 six month period”) as compared to net income in the twenty-six weeks ended May 29, 2004 (the “2004 six month period”).  The 2004 six month period included the gain on the sale of Centaur and the related foreign currency exchange gain.  Griffin’s consolidated operating loss in the 2005 six month period was higher than the consolidated operating loss in the 2004 six month period.  Operating profit at Griffin Land was higher in the 2005 six month period as compared to the 2004 six month period due principally to higher profit from land sales.  At Imperial, operating results were essentially break even in both the 2005 and 2004 six month periods, as the benefit of higher gross margins on sales in the current year period was offset by the effect of a decline in Imperial’s sales volume.  Griffin’s general corporate expense was higher in the 2005 six month period as compared to the 2004 six month period due to Griffin’s preparations to comply with Section 404 of the Sarbanes-Oxley Act.

Results of Operations

Thirteen Weeks Ended May 28, 2005 Compared to the Thirteen Weeks Ended May 29, 2004

Griffin’s consolidated total revenue decreased from $22.0 million in the 2004 second quarter to $20.7 million in the 2005 second quarter.  The decrease of $1.3 million reflects a $1.9 million decrease in net sales at Imperial partially offset by an increase in revenue of $0.6 million at Griffin Land.

Revenue at Griffin Land increased from $2.9 million in the 2004 second quarter to $3.5 million in the 2005 second quarter.  The revenue increase of $0.6 million reflects higher revenue from land sales.  Revenue from leasing operations was unchanged in the 2005 second quarter as compared to the 2004 second quarter.  The increase in land sales revenue principally reflects the sale of commercial land in Windsor, Connecticut.  In its leasing operations as of May 28, 2005, Griffin Land owned 1,267,000 square feet of industrial, flex and office space, including a new 137,000 square foot industrial building in the New England Tradeport (“Tradeport”), Griffin Land’s industrial park located in Windsor and East Granby, Connecticut.  This new industrial building was built on speculation and completed at the end of the 2005 second quarter.  Currently, 1,011,000 square feet (80%) is under lease, including 70,400 square feet in the new industrial building in Tradeport (see below).  Leases in that new building will commence in the third quarter.  At the end of the 2004 second quarter, Griffin Land had 1,130,000 square feet of industrial, flex and office space, with 921,000 square feet (82%) leased.  Rental revenue in the 2005 second quarter from new leases of space that was vacant in the 2004 second quarter was offset by vacancies in the current year including the expiration of leases for space that had been leased in the 2004 second quarter but is currently vacant.

There was a significant increase in real estate market activity through the second quarter this year as compared to the prior year, particularly by users of industrial and warehouse space, as evidenced by the number of requests for proposals to Griffin Land by prospective users for that type of space and interest by certain current tenants seeking to increase the amount of industrial and warehouse space they currently lease. However, market activity appears to have softened in the 2005 third quarter, as evidenced by a decline in inquiries from prospective tenants.  In the 2005 second quarter, Griffin Land executed a lease for an additional approximately 39,000 square feet of its 117,000 square foot Tradeport industrial building that was built in 2003.   Also in the 2005 second quarter, Griffin Land completed a lease for approximately 31,300 square feet of the new 137,000 square foot Tradeport industrial building (a lease for 39,100 square feet in the new building was executed earlier in the year).  The new lease for 31,300 square feet is with a current tenant of one of Griffin Land’s other industrial buildings in the Tradeport.  That tenant required additional space and subsequent to the 2005 second quarter vacated the 25,000 square feet it had leased and moved into the newly built industrial building.  The space that was vacated has been leased to the building’s remaining tenant, which was also seeking to increase the amount of space it currently leases.  Subsequent to the end of the 2005 second quarter, Griffin Land executed a lease for 23,000 square feet in the 117,000 square foot Tradeport building, and that facility is now fully leased.  Also subsequent to the 2005 second quarter, Griffin Land agreed to a lease termination with a tenant that had leased 22,500 square feet in one of Griffin Land’s buildings in Griffin Center South.  The lease that was terminated was scheduled to extend through January 2008.  Griffin Land received $0.3 million in connection with this lease termination.

Imperial’s business is highly seasonal, with second quarter sales volume comprising a majority of Imperial’s annual sales volume.  Net sales and other revenue at Imperial decreased from $19.1 million in the 2004 second quarter to $17.2 million in the 2005 second quarter.  The decrease in Imperial’s net sales and other revenue reflects lower unit sales volume, which decreased 20% in the 2005 second quarter as compared to the 2004 second quarter.  The decrease in unit sales volume reflects, in part, reduced sales to Imperial’s mass merchant customers in connection with efforts to increase sales to garden center customers in order to move a greater percentage of Imperial’s available product to a customer segment with more profitable pricing.  In addition, poor weather, especially in the early part of spring, negatively impacted Imperial’s sales in the current year.

Griffin’s consolidated operating profit increased from $0.6 million in the 2004 second quarter to $0.7 million in the 2005 second quarter.  The increase in consolidated operating profit principally reflects increases in operating profit of $0.3 million at Griffin Land and $0.1 million at Imperial offset by an increase of $0.3 million in general corporate expense.

Operating profit at Griffin Land increased from $0.4 million in the 2004 second quarter to $0.7 million in the 2005 second quarter, reflecting the following:

		2004
	2005	Second Qtr.
	Second Qtr.	(As Restated)
	(amounts in thousands)
Rental revenue	$2,725	$2,725
Revenue from land sales	808	185
Total revenue	3,533	2,910
Costs related to rental revenue excluding depreciation and amortization (a)	1,142	1,037
Costs related to land sales	221	142
Total costs excluding depreciation and amortization	1,363	1,179
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	1,583	1,688
Profit from land sales	587	43
General and administrative expenses excluding depreciation and amortization expense (a)	(657)	(578)
Profit before depreciation and amortization expense	1,513	1,153
Depreciation and amortization expense related to costs of rental revenue	(820)	(803)
Depreciation and amortization expense - other	(8)	(1)
Operating profit	$685	$349

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

Although rental revenue was essentially flat in the 2005 second quarter as compared to the 2004 second quarter, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense decreased due principally to higher building operating expenses, principally utilities and maintenance costs.  The higher profit from land sales in the 2005 second quarter reflects the completion of a sale of commercial land in Windsor, Connecticut.  Griffin Land’s general and administrative expenses were higher in the 2005 second quarter as compared to the 2004 second quarter due principally to an increase in bad debt expenses of $0.1 million.

Operating profit at Imperial increased from $0.9 million in the 2004 second quarter to operating profit of $1.0 million in the 2005 second quarter, as follows:

	2005	2004
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Net sales and other revenue	$17,174	$19,125
Cost of goods sold	14,470	16,619
Gross profit	2,704	2,506
Selling, general and administrative expenses	1,678	1,607
Operating profit	$1,026	$899

The $0.1 million increase in operating profit at Imperial reflects the $0.2 million increase in gross profit partially offset by an increase of $0.1 million in selling, general and administrative expense.  The higher gross profit reflects an increase in gross margins from 13.1% in the 2004 second quarter to 15.7% in the 2005 second quarter.  The gross margin increase reflects improved pricing that resulted from increased sales to garden center customers which also comprised a greater percentage of Imperial’s total net sales in the 2005 second quarter as compared to the 2004 second quarter.  Net sales to garden center customers, which generally have more favorable pricing than other customer segments, accounted for 46% of net sales in the 2005 second quarter as compared to 39% in the 2004 second quarter.  In addition, increased delivery charges to customers and lower delivery expenses also contributed to the increase in gross margins in the current year.  The lower delivery expenses were principally due to purchasing additional portable shelving units for use in shipments from Imperial’s Florida location and obtaining additional availability of trucking services out of Florida, which substantially eliminated the cost of having empty trucks return to that location.  The effect of the improved pricing was partially offset by increased plant costs and charges aggregating $0.4 million to reserve for inventory shipped on consignment that will not be sold and to reserve for certain inventories which will be sold below their current carrying value or disposed.  Gross margins on sales in the second half of the year may be negatively impacted by efforts to sell inventory that was available for sale but not sold in the first half of the year.  Imperial’s selling, general and administrative expenses were slightly higher in the 2005 second quarter as compared to the 2004 second quarter.  As a percentage of net sales, selling, general and administrative expenses increased from 8.4% in the 2004 second quarter to 9.8% in the 2005 second quarter.

Griffin’s general corporate expense increased from $0.6 million in the 2004 second quarter to $1.0 million in the 2005 second quarter due principally to expense of $0.3 million incurred in the 2005 second quarter related to Griffin’s preparations to comply with Section 404 of the Sarbanes-Oxley Act and an expense of $0.1 million in the current year for a retrospective insurance charge related to a former affiliate of Griffin.  Under an agreement with Griffin’s former parent company, Griffin is responsible for such charges related to certain former affiliates.

In the 2004 second quarter Griffin completed the sale of its investment in Centaur to Centaur Holdings, plc (“Centaur Holdings”), a newly formed company.  Griffin received cash proceeds of approximately $68.9 million after transaction expenses of approximately $1.5 million.  In addition to the cash proceeds, Griffin received 6,477,150 shares of common stock of Centaur Holdings, which was valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time.  Griffin recorded a pretax gain of $51.1 million on the sale and a foreign currency exchange gain of approximately $1.1 million related to the sale.  In connection with the Centaur transaction, substantially all of the stock options of Centaur were exercised immediately prior to the closing of the Centaur transaction, which resulted in Griffin’s ownership being reduced from 35% to 32%.  The gain of approximately $2.3 million that resulted from the dilution of Griffin’s ownership is included in the gain on the sale of that investment.  In addition, Griffin recorded other comprehensive income of approximately $4.0 million in the 2004 second quarter, reflecting the difference, net of tax, between the value of Griffin’s investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur that remained as a result of receiving the Centaur holdings common stock as a part of the sale proceeds, adjusted to reflect market pricing of Centaur Holdings as of the balance sheet date.

Griffin’s consolidated interest expense decreased from $0.9 million in the 2004 second quarter to $0.5 million in the 2005 second quarter.  The lower interest expense in the 2005 second quarter reflects lower average outstanding debt in the current period and capitalized interest of $0.1 million in the current period as compared to no capitalized interest in the 2004 second quarter.  Additionally, the 2004 second quarter interest expense includes $0.3 million for the amortization of debt issuance costs related to Griffin’s revolving credit agreement, which was terminated in the 2004 second quarter.  Griffin’s average outstanding debt in the 2005 second quarter was $32.0 million as compared to average outstanding debt of $36.2 million in the 2004 second quarter.  The lower average debt in the current period reflects the paydown of Griffin’s revolving credit agreement debt in the 2004 second quarter with a portion of the proceeds received from the sale of Centaur last year.  Griffin’s current debt is comprised of nonrecourse mortgages on certain of its properties and a small amount of capital lease obligations.

Griffin’s interest income, dividend income and gains on investments increased from  $0.1 million in the 2004 second quarter to $0.3 million in the 2005 second quarter, reflecting higher earnings from the investment of the remaining proceeds from the sale of Centaur.  The increased investment earnings reflects the general increase in short term interest rates in the current year.

Griffin’s effective income tax rate was 34.0% in the 2005 second quarter as compared to 33.8% in the 2004 second quarter.  The effective income tax rate in the current period reflects a federal income tax rate of 34% adjusted for the effect of state income taxes.  In the 2004 second quarter, the effective tax rate reflected a 35% federal income tax rate adjusted for state income taxes and certain tax credits related to foreign income taxes paid by Centaur.

There was no equity income in the 2005 second quarter as a result of the sale of Centaur last year.  Griffin included equity income of $0.4 million from Centaur in the 2004 second quarter.

Twenty-Six Weeks Ended May 28, 2005 Compared to the Twenty-Six Weeks Ended May 29, 2004

Net sales and other revenue decreased from $24.9 million in the 2004 six month period to $24.0 million in the 2005 six month period, reflecting a decrease in net sales of $1.9 million at Imperial, partially offset by an increase in revenue of $1.0 million at Griffin Land.

Net sales and other revenue at Griffin Land increased from $5.4 million in the 2004 six month period to $6.4 million in the 2005 six month period.  The increase of $1.0 million reflects increased revenue of $0.7 million from land sales in the 2005 six month period and an increase of $0.3 million of revenue from leasing operations.  The increased revenue from land sales reflects the completion of the sale of commercial land in Windsor, Connecticut in the 2005 six month period.  Revenue from leasing operations increased from $5.2 million in the 2004 six month period to $5.5 million in the 2005 six month period.  The increase principally reflects the net effect of revenue from certain leases being included for the entire 2005 six month period as compared to being included for only a portion of the 2004 six month period and new leases in the current year offset by the loss of revenue from leases included in the 2004 six month period that have expired and were not renewed.

Net sales and other revenue at Imperial decreased from $19.5 million in the 2004 six month period to $17.6 million in the 2005 six month period.  Unit sales volume decreased 19.8% in the 2005 six month period as compared to the 2004 six month period.  The decrease in net sales in the 2005 six month period reflects the factors as discussed in the 2005 second quarter results.

Griffin incurred a consolidated operating loss of $1.1 million in the 2005 six month period as compared to a consolidated operating loss of $0.7 million in the 2004 six month period.  Operating profit at Griffin Land increased by $0.2 million.  Operating results at Imperial were essentially break even in both the 2005 and 2004 six month periods.  General corporate expense increased by $0.6 million in the 2005 six month period as compared to the 2004 six month period.

Operating profit at Griffin Land increased from $0.4 million in the 2004 six month period to $0.6 million in the 2005 six month period, reflecting the following:

	2005 Six Month Period	2004
		Six Month Period
		(As Restated)
	(amounts in thousands)
Rental revenue	$5,483	$5,212
Revenue from land sales	915	185
Total revenue	6,398	5,397
Costs related to rental revenue excluding depreciation and amortization (a)	2,502	2,087
Costs related to land sales	339	212
Total costs excluding depreciation and amortization	2,841	2,299
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	2,981	3,125
Gain (loss) from land sales	576	(27)
General and administrative expenses excluding depreciation and amortization expense (a)	(1,306)	(1,151)
Profit before depreciation and amortization expense	2,251	1,947
Depreciation and amortization expense related to costs of rental revenue	(1,600)	(1,592)
Depreciation and amortization expense - other	(14)	(6)
Operating profit	$637	$349

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

The decrease of $0.1 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects a charge of $0.2 million in the 2005 six month period to write off capitalized costs related to a lease that was terminated in the current year.  The lease termination was related to a new longer-term lease with a new tenant for that building, with lease rates that are equal to the rental rates under the terminated lease over the remaining term of the terminated lease.  Increased rental revenue in the current year was substantially offset by higher building expenses, principally due to winter related costs incurred in the 2005 first quarter.  The gain from land sales principally reflects the sale of commercial land in Windsor, Connecticut. The prior year results from land sales reflect a profit of $0.2 million from the sale of undeveloped residential land offset by the writeoff of $0.2 million of costs on two potential land sale transactions that did not proceed.  The increase of $0.2 million in general and administrative expenses reflects higher bad debt expenses and higher insurance costs.  Depreciation and amortization expense was essentially unchanged in the 2005 six month period as compared to the 2004 six month period.

Imperial’s operating results were essentially break even in the 2005 and 2004 six month periods, as follows:

	2005	2004
	Six Month Period	Six Month Period
	(amounts in thousands)
Net sales and other revenue	$17,638	$19,547
Cost of goods sold	15,067	17,061
Gross profit	2,571	2,486
Selling, general and administrative expenses	2,558	2,460
Operating profit	$13	$26

Although net sales were lower in the 2005 six month period as compared to the 2004 six month period, an increase in gross margin on sales resulted in a small increase in gross profit dollars in the 2005 six month period as compared to the 2004 six month period.  Imperial’s gross margin on sales increased from 12.7% in the 2004 six month period to 14.6% in the 2005 six month period.  The higher gross margin on sales reflects the improved pricing as a result of an increase in sales to garden center customers in the current year and garden center customers becoming a greater percentage of Imperial’s total sales. In addition, increased delivery charges to customers and lower delivery expenses also contributed to the higher gross margins in the current year.  Gross margins on sales in the second half of the year may be negatively impacted by efforts to sell inventory that was available for sale but not sold in the first half of the year.  Imperial’s selling, general and administrative expenses increased by $0.1 million in the 2005 six month period as compared to the 2004 six month period.  The increase principally reflects consulting expenses in the current year.  As a percentage of net sales, selling, general and administrative expenses increased from 12.6% in the 2004 six month period to 14.5% in the 2005 six month period.

Griffin’s general corporate expense increased $0.6 million in the 2005 six month period as compared to the 2004 six month period.  The increase in general corporate expense in the 2005 six month period principally reflects $0.3 million related to Griffin’s preparation to comply with Section 404 of the Sarbanes-Oxley Act, $0.1 million for a donation expense and $0.1 million for a retrospective insurance charge related to a former affiliate of Griffin.

In the 2004 six month period, Griffin completed the sale of its investment in Centaur, recording a pretax gain on the sale of $51.1 million.  Griffin also recorded a foreign currency exchange gain of $1.1 million in the 2004 six month period related to a foreign currency exchange contract entered into as a result of the sale of Centaur (see discussion of these transactions in the second quarter results).

Griffin’s consolidated interest expense decreased from $1.7 million in the 2004 six month period to $1.0 million in the 2005 six month period.  Griffin’s average outstanding debt in the 2005 six month period was $32.2 million as compared to $39.8 million in the 2004 six month period.  The higher interest expense in the 2004 six month period reflects higher amortization of debt issuance costs in the 2004 six month period as a result of Griffin’s Credit Agreement being terminated in the 2004 six month period, interest expense incurred under Griffin’s Credit Agreement prior to the borrowings under that credit facility being repaid with a portion of the proceeds from the sale of Centaur and capitalized interest of $0.2 million in the 2005 six month period as compared to no capitalized interest in the 2004 six month period.

Griffin’s income from interest, dividends and gains on sale of investments was $0.5 million in the 2005 six month period as compared to $0.1 million in the 2004 six month period.  The increase of investment income in the current year reflects the benefit of the investment of the remaining proceeds from the sale of Centaur for the entire six month period in 2005 as compared to having the proceeds from the sale of Centaur for only a portion of the 2004 six month period.  In addition, higher short-term interest rates in the current year contributed to the higher investment income in the 2005 six month period.

Griffin’s effective income tax benefit rate was 34.4% for the 2005 six month period, as compared to 33.7% for the 2004 six month period.  The effective tax rate for the 2005 six month period reflects a 34% rate for federal income taxes adjusted for state income taxes.  The 2004 six month period effective tax rate reflects a 35% rate for federal income taxes adjusted for state income taxes and certain tax credits related to foreign income taxes paid by Centaur.

As a result of the sale of its investment in Centaur last year, Griffin did not have any income from equity investments in the current year.  Griffin’s 2004 six month period included equity income of $0.3 million through the date of Griffin’s sale of its investment in Centaur.

Liquidity and Capital Resources

Net cash used in operating activities decreased from $15.5 million in the 2004 six month period to $1.7 million in the 2005 six month period.  The large decrease in net cash used in operating activities reflects the effect of income tax payments of $10.0 million made in the 2004 six month period, as compared to no income tax payments made in the 2005 six month period.  In addition, the 2005 six month period included $6.7 million of cash from the reduction of short-term investments.

In the 2005 six month period, Griffin used net cash of $4.7 million in investing activities, as compared to net cash provided by investing activities of $65.5 million in the 2004 six month period, principally reflecting the cash proceeds from the sale of Centaur last year.  Additions to real estate held for sale or lease increased from $4.0 million in the 2004 six month period to $5.1 million in the 2005 six month period, reflecting increased construction activity related to the shell of a 137,000 square foot industrial building in the Tradeport and tenant improvement work related to new leases.  Additions to property and equipment, principally for Imperial, were $0.5 million in the 2005 six month period as compared to $0.4 million in the 2004 six month period.  The current year expenditures were principally to purchase additional portable shelving units that are used on trucks in delivering product to customers.  The prior year additions at Imperial were principally for completion of the expansion of its Florida operations.  Proceeds from land sales were $0.9 million in the 2005 six month period as compared to $0.2 million in the 2004 six month period.  The increase principally reflects the proceeds from the sale of commercial land in Windsor, Connecticut that was completed this year.

Net cash used in financing activities was $0.3 million in the 2005 six month period as compared to net cash of $9.6 million used in financing activities in the 2004 six month period.  The net cash used in financing activities in the 2005 six month period principally reflects payments of principal on Griffin Land’s mortgages.  The net cash used in financing activities in the 2004 six month period included the repayment of Griffin’s debt under its revolving credit agreement with a portion of the proceeds from the sale of Centaur.

In the balance of fiscal 2005, Griffin plans to continue to invest in its real estate business.  As a result of the recent completion of new leases for industrial space and expressions of interest by potential users of that type of space, Griffin Land started construction in the 2005 second quarter on the shell of an additional 137,000 square foot industrial building in the Tradeport.  This new construction is also being done on speculation.  Griffin Land recently entered into leases for approximately 69,000 square feet in this building, which will result in this new building being at least 50% leased when it comes on line at the end of this year.  Griffin Land also expects to incur expenditures to build out the interiors of its new buildings as leases are completed, and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.

Last year, Griffin Land received approval for its proposed residential development, Stratton Farms, in Suffield, Connecticut.  An owner of certain land adjacent to Stratton Farms has filed an appeal of the approval issued by the town’s land use commission.  A recent court ruling has denied that appeal, however, the adjacent landowner has requested a rehearing.  Infrastructure work on this residential development may begin later this year, as all required permits have been obtained.   Griffin Land is continuing development activities to obtain approvals for its proposed residential development in Simsbury, Connecticut.  Griffin Land intends to proceed with residential development plans on other of its lands that are also appropriate for that use.  Thus far in fiscal 2005, Griffin Land has completed sales of commercial and residential land which generated total cash proceeds of $2.4 million.

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

On July 7, 2005, a subsidiary of Griffin Land completed a $12.7 million mortgage on two of its Tradeport industrial buildings, the 137,000 square foot building completed at the end of the 2005 second quarter and the 117,000 square foot building completed in 2003.  The new mortgage has an interest rate of 5.46% and a ten year term with payments based on a thirty year amortization schedule.  The new mortgage is nonrecourse, however, Griffin entered into a master lease with its subsidiary for the space in the buildings that was not leased to third-party tenants at the inception of the mortgage (the “Initial Vacant Space”).  As Griffin Land enters into approved leases for the Initial Vacant Space, the master lease between Griffin and its subsidiary on that portion of the Initial Vacant Space will be terminated.  Mortgage payments under this new mortgage will be $0.9 million per year.

Griffin’s payments (including principal and interest) under contractual obligations as of May 28, 2005 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$48.0	$3.0	$6.0	$12.8	$26.2
Capital Lease Obligations	0.4	0.1	0.2	0.1	—
Operating Lease Obligations	0.6	0.2	0.3	0.1	—
Purchase Obligations (1)	3.8	3.8	—	—	—
Other (2)	1.5	—	—	—	1.5
	$54.3	$7.1	$6.5	$13.0	$27.7

(1)   Includes obligations for the construction of new industrial buildings and tenant improvement work for new leases at Griffin Land and for the purchase of raw materials by Imperial.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”).  This Statement amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”).  APB No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis.  SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  SFAS No. 153 will be effective for Griffin in the fourth quarter of fiscal 2005 and is not expected to have any impact on Griffin’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This new standard supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123R requires an issuer to recognize the compensation cost of employee services received in exchange for an award of equity instruments.  Therefore, the cost of rewarding individuals with equity instruments will be recognized in Griffin’s financial statements rather than disclosed in a pro forma statement in the financial statement footnotes.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 related to the valuation of share-based payment arrangements under SFAS No. 123R.  Management has utilized the guidance in this bulletin in preparing its estimates for the effect of SFAS No. 123R.  SFAS No. 123R will be effective for Griffin in the first quarter of fiscal 2006.  Management expects to adopt SFAS No. 123R using the modified prospective application method, and expects that the adoption of SFAS No. 123R will decrease Griffin’s annual basic and diluted per share results by $0.01 to $0.04 per share.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143),” (“Fin No. 47”).  Fin No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets.  Fin No. 47 will be effective for Griffin in fiscal 2006 and is not expected to have a material impact on Griffin’s consolidated financial statements.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to improvement in operating results of Imperial, leasing of currently vacant space, construction of additional facilities in the real estate business, completion of a land sale currently under contract and approval of currently proposed residential subdivisions.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

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

Based on such evaluation, Griffin concluded that it would restate financial results for the fiscal years ended November 29, 2003 and November 27, 2004 and the unaudited quarterly financial information for fiscal 2003, fiscal 2004 and the consolidated financial statements for the first quarter of fiscal 2005 to correct the previously reported accounting for an acquisition of real estate assets that took place in fiscal 2003 and was reported upon in its 2003 and 2004 consolidated financial statements.  In analyzing the effect of a lease termination in one of its office buildings on its consolidated financial statements for the thirteen weeks ended May 28, 2005, Griffin determined that the allocation of the purchase price for the acquisition in fiscal 2003 of a controlling interest in a joint venture that owned two office buildings was incorrect.  Griffin previously held a 30% interest in the joint venture.  As described in Note 11 to the consolidated financial statements included in Item 1, Griffin determined that a greater portion of the purchase price should have been allocated to intangible assets rather than to Griffin’s tangible real estate assets and has restated its financial results to reflect the correct allocation.  The effect of this change was to increase depreciation and amortization expense for the fiscal years ended November 29, 2003 and November 27, 2004, the related interim periods, and the thirteen weeks ended February 26, 2005 because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

In the process of preparing the restatement of its consolidated financial statements, Griffin determined that the useful lives of certain tenant improvements were not adjusted at the time a lease was extended in fiscal 2003, the useful lives of tenant improvements related to certain other leases were incorrectly recorded in its fixed asset system, there was a misclassification of certain improvements as tenant improvements rather than as building improvements and the recording of a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue instead of reducing the amount of Griffin’s tenant improvements.  These issues resulted in errors in reported rental revenue and depreciation and amortization expense related to certain of Griffin’s properties prior to fiscal 2002, during fiscal 2003, fiscal 2004, the related interim periods and the 2005 first quarter (the effect of this issue on previously reported results for fiscal 2002 was immaterial).  Accordingly, Griffin adjusted its rental revenue and depreciation and amortization expense for those respective periods.  Griffin also determined that the amortization of debt issuance costs for the periods covered by the restatement had been misclassified in selling, general and administrative expenses rather than being included in interest expense.

As a result of the error in allocation of the purchase price for the controlling interest in the joint venture, the incorrect useful lives used to determine depreciation expense of certain tenant improvements, the misclassification of certain improvements as tenant improvements rather than as building improvements, the incorrect recording of a payment received in fiscal 2004 from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and the misclassification of the amortization of debt issuance costs, Griffin’s Chief Executive Officer and Chief Financial Officer determined that Griffin’s disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report because these errors resulted from material weaknesses in Griffin’s internal control over financial reporting, which are described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of May 28, 2005, Griffin did not maintain effective controls over (i) the accounting for acquisitions;  (ii) the recording of depreciation and amortization expense and the recording of deferred rental revenue from tenants and (iii) accounting for amortization of debt issuance costs.  Specifically, controls over the allocation of the purchase price and the recording of tenant improvement information into Griffin’s fixed asset system were ineffective.  The purchase price was incorrectly allocated between intangible and tangible real estate assets, the useful lives of certain tenant improvements were incorrect, certain improvements were misclassified as tenant improvements rather than as building improvements and a payment received from a tenant for tenant improvements made by Griffin was not properly recorded as deferred rental revenue, resulting in misstatements to rental revenue and depreciation and amortization expense.  Finally, Griffin’s accounting for the amortization of debt issuance costs was incorrect.  These control deficiencies resulted in the restatement of Griffin’s 2002, 2003 and 2004 consolidated financial statements, for each of the unaudited quarterly interim financial information of 2003 and 2004 as well as the 2005 first quarter consolidated financial statements.  Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has concluded that each of these internal control deficiencies constitutes a material weakness.  Because of these material weaknesses, management has concluded that Griffin did not maintain effective internal control over financial reporting as of May 28, 2005, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Although Griffin has not entered into any transactions similar to the acquisition of real estate assets in fiscal 2003, Griffin’s management has educated its accounting staff regarding the proper methodology of allocating the purchase price of future acquisitions.  In addition, Griffin has changed its procedures for the recording, reviewing, approving and documenting of information entered into its real estate asset depreciation system to ensure that the correct information is used in determining depreciation expense.  Griffin has also educated its accounting staff regarding the proper recording of payments received from tenants for tenant improvements made by Griffin and the proper recording of the amortization of debt issuance costs.

Changes in Internal Control over Financial Reporting

Each of the changes to Griffin’s internal control over financial reporting discussed above occurred subsequent to the fiscal 2005 second quarter.  There was no change in Griffin’s internal control over financial reporting during the 2005 second quarter that has materially affected, or is reasonably likely to materially affect, Griffin’s internal control over financial reporting.

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

ITEMS 2 - 3.	Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

	(a)	Annual Meeting of Stockholders: May 18, 2005

	(b)	The following were elected as Directors at the Annual Meeting, representing all of the directors:

	(c)(i)	1) Mr. Winston Churchill, Jr. was elected a Director for 2005 with 4,826,348 votes in favor, 7,116 withheld, and 139,974 not voting.

2) Mr. Edgar M. Cullman was elected a Director for 2005 with 4,828,395 votes in favor, 5,069 withheld, and 139,974 not voting.

3) Mr. Frederick M. Danziger was elected a Director for 2005 with 4,828,598 votes in favor, 4,866 withheld, and 139,974 not voting.

4) Mr. John L. Ernst was elected a Director for 2005 with 4,816,373 votes in favor, 17,091 withheld, and 139,974 not voting.

5) Mr. Thomas C. Israel was elected a Director for 2005 with 4,816,523 votes in favor, 16,941 withheld, and 139,974 not voting.

6) Mr. Alan Plotkin was elected a Director for 2005 with 4,828,448 votes in favor, 5,016 withheld, and 139,974 not voting.

7) Mr. David F. Stein was elected a Director for 2005 with 4,817,523 votes in favor, 15,941 withheld, and 139,974 not voting.

(ii)

The authorization of the selection of PricewaterhouseCoopers LLP as independent registered public accountants for 2005 was approved with 4,831,345 votes in favor, 1,414 opposed, and 140,679 not voting.

ITEM 5.	Not Applicable

ITEM 6.	Exhibits

	Exhibit No.	Description

10.29

Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company

	10.30	Promissory Note dated July 6, 2005

	10.31	Guaranty Agreement as of July 6, 2005 by Griffin Land and Nurseries, Inc. in favor of Sunamerica Life Insurance Company

	31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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