Form 10-Q
period 2005-08-27
GRIFFIN LAND & NURSERIES INC
filed 2005-11-03
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2005

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
ITEM 1 -
Financial Statements

Consolidated Statements of Operations 13 and 39 Weeks Ended August 27, 2005 and August 28, 2004

Consolidated Balance Sheets August 27, 2005 and November 27, 2004

Consolidated Statements of Changes in Stockholders’ Equity 39 Weeks Ended August 27, 2005 and August 28, 2004

Consolidated Statements of Cash Flows 39 Weeks Ended August 27, 2005 and August 28, 2004

Notes to Consolidated Financial Statements

	ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	ITEM 4 -	Controls and Procedures

PART II -	OTHER INFORMATION

	ITEM 1-	Legal Proceedings

	ITEM 6 -	Exhibits

SIGNATURES

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
		(As Restated)		(As Restated)
		(Note 10)		(Note 10)
Landscape nursery net sales	$5,699	$5,077	$23,337	$24,624
Rental revenue and property sales	3,350	5,789	9,748	11,186
Total revenue	9,049	10,866	33,085	35,810

Costs of landscape nursery sales	6,060	5,266	21,127	22,327
Costs related to rental revenue and property sales	2,266	5,005	6,707	8,896
Total costs of goods sold	8,326	10,271	27,834	31,223

Gross profit	723	595	5,251	4,587
Selling, general and administrative expenses	2,514	2,389	8,151	7,120
Operating loss	(1,791)	(1,794)	(2,900)	(2,533)
Gain on sale of Shemin Acquisition Corporation	3,235	—	3,235	—
Gain on sale of Centaur Communications, Ltd.	—	—	—	51,107
Foreign currency exchange gain	—	—	—	1,070
Interest expense	(659)	(611)	(1,697)	(2,329)
Interest income, dividend income and gains on short-term investments	284	133	804	238
Income (loss) before income tax provision (benefit) and equity investment	1,069	(2,272)	(558)	47,553
Income tax provision (benefit)	353	(1,052)	(207)	15,720
Income (loss) before equity investment	716	(1,220)	(351)	31,833
Equity income from Centaur Communications, Ltd.	—	—	—	328
Net income (loss)	$716	$(1,220)	$(351)	$32,161

Basic net income (loss) per common share	$0.14	$(0.25)	$(0.07)	$6.56
Diluted net income (loss) per common share	$0.14	$(0.25)	$(0.07)	$6.31

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	August 27, 2005	Nov. 27, 2004
		(As Restated)
		(Note 10)
ASSETS
Current Assets:
Cash and cash equivalents	$918	$8,827
Short-term investments	43,288	30,173
Accounts receivable, less allowance of $280 and $188	4,927	2,162
Inventories, net	32,647	32,184
Deferred income taxes	2,627	1,572
Other current assets	4,085	3,423
Total current assets	88,492	78,341
Real estate held for sale or lease, net	75,296	65,675
Property and equipment, net	10,867	11,310
Investment in Centaur Holdings, plc	9,566	11,290
Other assets	5,589	10,274
Total assets	$189,810	$176,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,039	$855
Accounts payable and accrued liabilities	7,183	6,044
Total current liabilities	8,222	6,899
Long-term debt	43,398	31,479
Deferred income taxes	1,893	1,758
Other noncurrent liabilities	3,001	2,624
Total liabilities	56,514	42,760

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 4,999,604 and 4,959,162 shares issued and outstanding, respectively	50	50
Additional paid-in capital	95,337	94,699
Retained earnings	33,826	34,177
Accumulated other comprehensive income, net of tax	4,083	5,204
Total stockholders’ equity	133,296	134,130
Total liabilities and stockholders’ equity	$189,810	$176,890

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Thirty-Nine Weeks Ended August 27, 2005 and August 28, 2004

(dollars in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (As Restated) (Note 10)	Accumulated Other Comprehensive Income	Total (As Restated) (Note 10)	Total Comprehensive Income (Loss) (As Restated) (Note 10)
Balance at Nov. 29, 2003 (as restated)	4,876,916	$49	$93,392	$3,189	$271	$96,901	$—

Exercise of stock options including tax benefit of $262	71,913	—	1,125	—	—	1,125	—

Net income (as restated)	—	—	—	32,161	—	32,161	32,161

Other comprehensive income	—	—	—	—	3,786	3,786	3,786

Balance at August 28, 2004 (as restated)	4,948,829	$49	$94,517	$35,350	$4,057	$133,973	$35,947

Balance at Nov. 27, 2004 (as restated)	4,959,162	$50	$94,699	$34,177	$5,204	$134,130	$—

Exercise of stock options including tax benefit of $169	40,442	—	638	—	—	638	—

Net loss	—	—	—	(351)	—	(351)	(351)

Other comprehensive loss	—	—	—	—	(1,121)	(1,121)	(1,121)

Balance at August 27, 2005	4,999,604	$50	$95,337	$33,826	$4,083	$133,296	$(1,472)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 39 Weeks Ended,
	August 27, 2005	August 28, 2004
		(As Restated)
		(Note 10)
Operating activities:
Net (loss) income	$(351)	$32,161
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of Shemin Acquisition Corporation	(3,235)	—
Depreciation and amortization	3,820	3,544
Gain on sale of properties	(973)	(43)
Provision for inventory losses	1,378	875
Provision for bad debts	233	282
Real estate asset write-offs	169	—
Deferred income taxes	(317)	(548)
Amortization of debt issuance costs	47	401
Unrealized gains on trading securities	(97)	(50)
Gain on sale of Centaur Communications, Ltd.	—	(51,107)
Tax payment included in other comprehensive income	—	(2,959)
Gain on foreign exchange contract	—	(1,070)
Income from equity investment	—	(328)
Changes in assets and liabilities:
Short-term investments	(13,018)	(30,005)
Accounts receivable	(2,857)	(3,096)
Inventories	(1,841)	1,145
Other current assets	(532)	(593)
Accounts payable and accrued liabilities	498	663
Income taxes payable	—	4,918
Other noncurrent assets and noncurrent liabilities, net	(171)	895
Net cash used in operating activities	(17,247)	(44,915)
Investing activities:
Additions to real estate held for sale or lease	(11,249)	(5,646)
Proceeds from the sale of Shemin Acquisition Corporation	5,721	—
Proceeds from distribution from Shemin Nurseries	1,673	—
Proceeds from sale of properties, net of expenses	1,287	3,016
Additions to property and equipment	(588)	(511)
Proceeds from the sale of Centaur Communications, Ltd.	—	68,852
Proceeds from foreign exchange contract	—	1,070
Investment in Shemin Acquisition Corporation	—	(143)
Net cash (used in) provided by investing activities	(3,156)	66,638
Financing activities:
Increase in debt	12,700	1,500
Payments of debt	(675)	(11,335)
Exercise of stock options	469	863
Other, net	—	(159)
Net cash provided by (used in) financing activities	12,494	(9,131)
Net (decrease) increase in cash and cash equivalents	(7,909)	12,592
Cash and cash equivalents at beginning of period	8,827	18
Cash and cash equivalents at end of period	$918	$12,610

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

Griffin has restated its consolidated financial statements for the thirteen weeks ended February 26, 2005, for the thirteen and thirty-nine weeks ended August 28, 2004 and for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002 including the financial information of the interim periods in fiscal years 2004 and 2003 to correct: (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation  expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land’s buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization of debt issuance costs related to Griffin’s financing agreements from selling, general and administrative expenses to interest expense.

The corrected allocation of the purchase price increased by $1.5 million the amount of intangible assets related to the values of in-place leases and tenant relationships and reduced by $1.5 million the amount previously allocated to Griffin’s tangible real estate assets.  The effect of this correction to the purchase price allocation was to increase Griffin’s operating losses by $53 and  $184 in the thirteen and thirty-nine weeks ended August 28, 2004, respectively, as a result of an increase in depreciation and amortization expense because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

The adjustment to depreciation expense related to the correction of the useful lives used to determine the amount of depreciation for tenant improvements related to certain leases and the change in classification of certain improvements from tenant improvements to building improvements decreased Griffin’s operating losses by $55 and  $154 in the thirteen and thirty-nine weeks ended August 28, 2004, respectively.

Griffin determined that a payment received from a tenant for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue and amortized into rental revenue over the term of the lease.  Griffin had recorded the payment received as a reduction of its tenant improvements.  The effect of this adjustment was to increase Griffin’s rental revenue and increase depreciation expense by $31 and $51 for the thirteen and thirty-nine weeks ended August 28, 2004, respectively.  There was no effect on Griffin’s operating profit because the depreciable lives of the tenant improvements were the same as the lease term over which the amount received from the tenant will be recognized as rental revenue.

The effect of the correction to the classification of the amortization of debt issuance costs was to decrease Griffin’s operating losses and increase interest expense by $14 and $401 in the thirteen and thirty-nine weeks ended August 28, 2004.

In aggregate, the above adjustments resulted in a decrease of $1 to Griffin’s net loss for the thirteen weeks ended August 28, 2004 and a decrease of $21 to Griffin’s net income in the thirty-nine weeks ended August 28, 2004.  The changes in rental revenue and depreciation and amortization expense described herein affected only noncash credits and charges and did not affect Griffin’s cash position.  In addition, the adjustments related to the amortization of debt issuance costs did not affect Griffin’s pretax income (loss), net income (loss) or net income (loss) per share in any period.  The effect of the above adjustments on Griffin’s consolidated statement of cash flows for the thirty-nine weeks ended August 28, 2004 was to decrease net cash used in operating activities from $46,417 to $44,915 and to decrease net cash provided by investing activities from $68,140 to $66,638.  There were no changes to net cash used in financing activities for the thirty-nine weeks ended August 28, 2004.  Griffin’s consolidated balance sheet as of November 27, 2004 was restated for the above adjustments, but such adjustments were not material to Griffin’s balance sheet (see Note 10).

Griffin revised the amounts reported on the quarterly data from those originally reported in its Report on Form 10-Q for the thirteen and thirty-nine weeks ended August 28, 2004 for rental revenue and costs related to rental revenue because Griffin determined that it had inadvertently reported certain intercompany revenue and expenses of the same amount in each period related to property management activities at Griffin’s real estate business.  The revisions decreased both revenue and related costs in the thirteen and thirty-nine weeks ended August 28, 2004 by $246 and $689, respectively, to eliminate those offsetting intercompany amounts that were inadvertently included in the prior periods. The revisions had no effect on previously reported gross profit, operating profit (loss), net income (loss) or net income (loss) per share in any of Griffin’s previously issued consolidated statements of operations. In addition, the revisions had no effect on any of Griffin’s previously issued consolidated balance sheets or consolidated statements of cash flows.

The results of operations for the thirteen and thirty-nine weeks ended August 27, 2005 are not necessarily indicative of the results to be expected for the full year.  Certain amounts from the prior year have been reclassified to conform to the current presentation.

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

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
		(As Restated)		(As Restated)
		(Note 10)		(Note 10)
Net income (loss), as reported	$716	$(1,220)	$(351)	$32,161
Total stock based employee compensation expense determined under fair value method for all awards, net of tax effects	(32)	(30)	(67)	(86)
Net income (loss), pro forma	684	(1,250)	(418)	32,075

Adjustment to net income (loss) for exercise of options of equity investee	—	—	—	(38)

Adjusted net income (loss) for computation of diluted per share results, pro forma	$684	$(1,250)	$(418)	$32,037

Basic net income (loss) per common share, as reported	$0.14	$(0.25)	$(0.07)	$6.56
Basic net income (loss) per common share, pro forma	$0.14	$(0.25)	$(0.08)	$6.55

Diluted net income (loss) per common share, as reported	$0.14	$(0.25)	$(0.07)	$6.31
Diluted net income (loss) per common share, pro forma	$0.13	$(0.25)	$(0.08)	$6.29

There were 6,268 stock options granted during the thirty-nine weeks ended August 27, 2005.  The fair value of each option granted was $11.15, estimated as of the date of grant using the Black-Scholes option pricing model.  The assumptions used in determining the fair value of the options granted were an expected volatility of 44.06%, risk free interest rate of 3.77%, a five year option term and no dividend yield.

There were 7,218 stock options granted during the thirteen and thirty-nine weeks ended August 28, 2004.  The fair value of each option granted during the thirteen and thirty-nine weeks ended August 28, 2004 was $11.59 estimated as of the date of grant using the Black-Scholes option pricing model.  The assumptions used in determining the fair value of the options granted in the thirteen and thirty-nine weeks ended August 28, 2004 were an expected volatility of 150.5%, risk free interest rate of 3.85%, a five year option term and no dividend yield.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154”).  This new standard requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles, unless it is impracticable to do so.  SFAS No. 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement”.  The new standard is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005.  Griffin has incorporated the provisions of SFAS No. 154 in the presentation of its Form 10-K/A for the fiscal year ended November 27, 2004, its Form 10-Q/A for the quarter ended February 26, 2005, its Form 10-Q for the quarter ended May 28, 2005 and this Form 10-Q for the quarter ended August 27, 2005.

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

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
		(As Restated)		(As Restated)
		(Note 10)		(Note 10)
Total revenue:
Landscape nursery net sales	$5,699	$5,077	$23,337	$24,624
Rental revenue and property sales	3,350	5,789	9,748	11,186
	$9,049	$10,866	$33,085	$35,810
Operating profit (loss):
Landscape nursery	$(1,428)	$(1,514)	$(1,415)	$(1,488)
Real estate	390	176	1,027	525
Industry segment totals	(1,038)	(1,338)	(388)	(963)
General corporate expense	(753)	(456)	(2,512)	(1,570)
Operating profit (loss)	(1,791)	(1,794)	(2,900)	(2,533)
Gain on sale of Centaur Communications, Ltd.	—	—	—	51,107
Gain on sale of Shemin Acquisition Corporation	3,235	—	3,235	—
Foreign currency exchange gain	—	—	—	1,070
Interest expense, net of interest income, dividend income and gains on short-term investments	(375)	(478)	(893)	(2,091)
Income (loss) before income tax provision (benefit)	$1,069	$(2,272)	$(558)	$47,553

	August 27, 2005	Nov. 27, 2004
		(As Restated)
		(Note 10)
Identifiable assets:
Landscape nursery	$48,632	$50,330
Real estate	82,476	73,451
Industry segment totals	131,108	123,781
General corporate (consists primarily of investments)	58,702	53,109
Total assets	$189,810	$176,890

Griffin restated its financial statements for the thirteen weeks ended February 26, 2005, for the thirteen and thirty-nine weeks ended August 28, 2004 and for the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002 (see Note 10).

Griffin revised previously reported rental revenue and related costs by the same amount to eliminate certain duplicated amounts included in the prior year (see Note 1). The effect of these revisions, which Griffin believes were not material, was to decrease both revenue and related costs of the real estate segment in the thirteen and thirty-nine weeks ended August 28, 2004 by $246 and $689, respectively. The revisions had no effect on previously reported real estate segment operating profit or previously reported identifiable assets of the real estate segment.

Revenue of the real estate segment in the thirteen and thirty-nine weeks ended August 27, 2005 includes property sales revenue of $425 and $1,340, respectively.  Revenue of the real estate segment in the thirteen and thirty-nine weeks ended August 28, 2004 includes property sales revenue of $3,090 and $3,275, respectively.

See Note 4 for information on Griffin’s previously held equity investment in Centaur Communications, Ltd. (“Centaur”).

4.             Equity Investment

On March 10, 2004, Griffin completed the sale of its equity investment in Centaur to a newly formed company, Centaur Holdings, plc (“Centaur Holdings”).  At the time of the sale, Griffin held 5,428,194 B Ordinary shares of Centaur common stock, representing approximately 32% of Centaur’s outstanding common stock.  The sale agreement between Griffin, holders of A Ordinary shares of Centaur and the holder of C Ordinary shares of Centaur (collectively, the “Sellers”) and Centaur Holdings contains certain warranties.  Warranty claims by Centaur Holdings must first exceed £1 million in the aggregate (approximately $1.8 million based on the foreign currency exchange rate in effect at August 27, 2005) before the Sellers are required to make any payments.  The warranty period expired on September 30, 2005, except for warranties related to income taxes and pension liabilities, which expire on September 30, 2010.  To date, there have not been any warranty claims made.  In conjunction with this transaction, Centaur Holdings completed an initial public offering of its common stock which currently trades on the London Stock Exchange.

The consideration received by Griffin included cash proceeds of $68.9 million after transaction expenses of $1.5 million but before income tax payments.  In addition to the cash proceeds, Griffin received 6,477,150 shares of Centaur Holdings common stock (representing approximately 4.4% of its newly issued outstanding common stock), which was valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time.  Subsequent to the sale, a portion of the cash proceeds from the sale were used to repay all of the amount then outstanding ($18.4 million) under Griffin’s Credit Agreement with Fleet National Bank.

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

From
Dec. 1, 2003
through
Mar. 9, 2004
Net sales	$31,972
Costs and expenses	(29,753)
Operating profit	2,219
Nonoperating expenses	(319)
Pretax income	1,900
Income tax provision	(670)
Net income	$1,230

5.     Long-Term Debt

Long-term debt includes:

	August 27, 2005	November 27, 2004
Nonrecourse mortgages:
8.54% due July 1, 2009	$7,782	$7,842
6.08% due January 1, 2013	9,291	9,433
6.30% due May 1, 2014	1,350	1,436
5.46% due August 1, 2015	12,686	—
8.13% due April 1, 2016	5,721	5,853
7.0% due October 1, 2017	7,308	7,410
Total nonrecourse mortgages	44,138	31,974
Capital leases	299	360
Total	44,437	32,334
Less: current portion	(1,039)	(855)
Total long-term debt	$43,398	$31,479

In March 2004, as a result of the proceeds received from the sale of Centaur (see Note 4), Griffin repaid the entire amount then outstanding ($18.4 million) under its Credit Agreement (the “Credit Agreement”) with Fleet National Bank and subsequently terminated the Credit Agreement, which was scheduled to expire in February 2005.

On July 7, 2005, a subsidiary of Griffin completed a mortgage for $12.7 million on two of its industrial buildings.  This new mortgage has an interest rate of 5.46% and a ten year term, with payments based on a thirty year amortization schedule.  The mortgage is nonrecourse, however Griffin entered into a master lease with its subsidiary for the space in the mortgaged buildings that was not leased to third-party tenants at the inception of the new mortgage (the “Initial Vacant Space”).  As Griffin Land enters into approved leases for the Initial Vacant Space, the master lease between Griffin and its subsidiary on that portion of the Initial Vacant Space will be terminated.

At August 27, 2005 and November 27, 2004, the fair values of Griffin’s mortgages were $46.6 million and $33.2 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

6.     Stock Options

Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”) is summarized as follows:

	For the 39 Weeks Ended,
	August 27, 2005		August 28, 2004
	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	584,514	$12.78	659,542	$12.57
Issued	6,268	25.53	7,218	24.94
Exercised	(40,442)	11.60	(71,913)	12.01
Cancelled	(9,667)	13.70	—	—
Outstanding at end of period	540,673	$13.00	594,847	$12.79

Number of option holders at August 27, 2005	24

Range of Exercise Prices	Outstanding at August 27, 2005	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
$4.00-$9.00	96,172	$7.55	0.5
$9.00-$18.00	431,015	13.83	3.5
Over $18.00	13,486	25.21	9.2
	540,673

At August 27, 2005, 503,857 options outstanding under the Griffin Stock Option Plan were exercisable with a weighted average exercise price of $12.65 per share.

7.     Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
		(As Restated)		(As Restated)
		(Note 10)		(Note 10)
Net income (loss) as reported for computation of basic per share results	$716	$(1,220)	$(351)	$32,161
Adjustment to net income (loss) for exercise of options of equity investee	—	—	—	(38)
Net income (loss) for computation of diluted per share results	$716	$(1,220)	$(351)	$32,123

Weighted average shares outstanding for computation of basic per share results (a)	4,991,000	4,918,000	4,974,000	4,899,000
Incremental shares from assumed exercise of Griffin stock options	185,000	—	—	194,000
Weighted average shares outstanding for computation of diluted per share results	5,176,000	4,918,000	4,974,000	5,093,000

(a)

Incremental shares from the exercise of Griffin stock options were not included in the periods where the inclusion of such shares would be anti-dilutive. For the thirteen weeks ended August 28, 2004, the incremental shares from the assumed exercise of stock options would have been 211,000. For the thirty-nine weeks ended August 27, 2005, the incremental shares from the assumed exercise of stock options would have been 198,000.

8.                                      Supplemental Financial Statement Information

Short-Term Investments

Griffin’s short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet date, and net realized and unrealized gains and losses on those investments are included in pretax income (loss).  The composition of short-term investments at August 27, 2005 and November 27, 2004 is as follows:

	As of August 27, 2005		As of Nov. 27, 2004
	Cost	Market Value	Cost	Market Value
Commercial Paper	$17,398	$17,402	$15,015	$15,032
Certificates of Deposit	14,343	14,448	7,368	7,415
Federal Agency Coupon Notes	10,129	10,185	3,219	3,220
Auction Rate Fixed Income Securities	1,250	1,253	4,500	4,506
Total short-term investments	$43,120	$43,288	$30,102	$30,173

Income from investments for the thirteen and thirty-nine weeks ended August 27, 2005 and August 28, 2004 consists of:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004

Net realized gains on the sales of investments	$128	$5	$484	$5
Change in net unrealized gains on investments	119	50	97	50
Interest and dividend income	37	78	223	183
	$284	$133	$804	$238

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the thirteen and thirty-nine weeks ended August 27, 2005 and August 28, 2004 consist of the following:

	For the 39 Weeks Ended,
	August 27, 2005	August 28, 2004

Balance at beginning of period	$5,204	$271
Effect of foreign currency exchange rate changes related to equity investment in Centaur Communications, Ltd.	—	302
Transfer to pretax income as a result of the sale of Centaur Communications, Ltd.	—	(494)
Increase to record the initial investment in Centaur Holdings, plc at fair market value, net of tax of $2,958	—	5,414
Decrease in fair market value at end of period of Centaur Holdings, plc, net of tax benefit of $429 and $755, respectively	(798)	(1,402)
Decrease in value of Centaur Holdings, plc, due to foreign currency exchange loss, net of tax benefit of $174 and $18, respectively	(323)	(34)
Balance at end of period	$4,083	$4,057

Shemin Acquisition Corp.

On May 31, 2005, Griffin completed the sale of its equity interest in Shemin Acquisition Corporation (“Shemin Acquisition”), which Griffin accounted for under the cost method of accounting for investments.  Griffin held approximately 14% of the outstanding common stock of Shemin Acquisition prior to the transaction at a carrying value of $4.7 million.  Griffin received initial cash proceeds of $5.9 million from the sale of its remaining common stock of Shemin Acquisition and recorded a pretax gain of $3.2 million on this transaction.  Immediately prior to that sale, Griffin exchanged a portion of its holdings in Shemin Acquisition for an approximate 14% equity interest in Shemin Nurseries Holding Corp. (“Shemin Nurseries”), which operates a landscape nursery distribution business through a subsidiary that previously was a subsidiary of Shemin Acquisition.  On June 29, 2005 Griffin received a cash distribution of $1.5 million from Shemin Nurseries.  Subsequent to these transactions, Shemin Nurseries paid $0.2 million to the buyer of Shemin Acquisition on behalf of Griffin, for Griffin’s share of the purchase price adjustment related to the determination of Shemin Acquisition’s working capital as of the closing date of the sale.  Griffin recorded this as an additional distribution from Shemin Nurseries.  The total distribution from Shemin Nurseries of $1.7 million was recorded as a return of investment because Shemin Nurseries did not have cumulative earnings from the time of Griffin’s original investment in Shemin Nurseries.  Therefore, Griffin’s remaining investment in Shemin Nurseries was $0.5 million as of August 27, 2005 and is included in other assets on Griffin’s consolidated balance sheet.  Griffin is accounting for its interest in Shemin Nurseries under the cost method of accounting for investments.

Supplemental Cash Flow Information

Included in accounts payable and accrued liabilities at August 27, 2005 and November 27, 2004 were $2,850 and $2,209, respectively, for additions to real estate held for sale or lease.

Inventories

Inventories consist of:

	August 27, 2005	Nov. 27, 2004

Nursery stock	$32,660	$31,737
Materials and supplies	1,602	1,096
	34,262	32,833
Reserves	(1,615)	(649)
	$32,647	$32,184

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	August 27, 2005	Nov. 27, 2004

Land		$1,289	$1,283
Land improvements	10 to 20 years	5,377	5,274
Buildings and improvements	10 to 40 years	3,057	3,033
Machinery and equipment	3 to 20 years	16,571	16,054
		26,294	25,644
Accumulated depreciation		(15,427)	(14,334)
		$10,867	$11,310

Griffin incurred capital lease obligations of $78 and $192, respectively, in the thirty-nine weeks ended August 27, 2005 and August 28, 2004.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

	Estimated Useful Lives	August 27, 2005
		Held for Sale	Held for Lease	Total
Land		$1,229	$4,515	$5,744
Land improvements	15 years	—	4,975	4,975
Buildings and improvements	10 to 40 years	—	61,080	61,080
Tenant improvements	Shorter of useful life or terms of related lease	—	9,046	9,046
Development costs		5,087	8,944	14,031
		6,316	88,560	94,876
Accumulated depreciation		—	(19,580)	(19,580)
		$6,316	$68,980	$75,296

	Estimated Useful Lives	November 27, 2004
		Held for Sale	Held for Lease	Total
			(As Restated) (Note 11)	(As Restated) (Note 11)
Land		$1,252	$4,287	$5,539
Land improvements	15 years	—	4,951	4,951
Buildings and improvements	10 to 40 years	—	54,185	54,185
Tenant improvements	Shorter of useful life or terms of related lease	—	6,627	6,627
Development costs		4,939	6,998	11,937
		6,191	77,048	83,239
Accumulated depreciation		—	(17,564)	(17,564)
		$6,191	$59,484	$65,675

Deferred Income Taxes

A deferred tax asset of $603 and deferred tax liability of $2,185 were included as a credit and a charge, respectively, to other comprehensive income in the thirty-nine weeks ended August 27, 2005 and August 28, 2004, respectively, related to mark to market adjustments on the investment in Centaur Holdings.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on the consolidated balance sheets. Because Griffin’s obligation for retiree medical benefits is fixed under the terms of Griffin’s postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. Griffin’s postretirement benefits are unfunded, with benefits to be paid from Griffin’s general assets.  Griffin’s contributions for the thirty-nine weeks ended August 27, 2005 and August 28, 2004 were $7 and $9 respectively, with an expected contribution of $10 for the fiscal 2005 full year.  The components of Griffin’s postretirement benefits expense are as follows:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Aug. 27, 2005	Aug. 28, 2004	Aug. 27, 2005	Aug. 28, 2004

Service cost	$9	$5	$27	$16
Interest	14	12	39	35
Amortization of unrecognized loss	2	2	7	7
	$25	$19	$73	$58

9.     Commitments and Contingencies

As of August 27, 2005, Griffin had committed purchase obligations of $3.2 million, principally for construction of a new industrial building at Griffin Land, tenant improvement work related to new leases in Griffin Land’s industrial and office buildings and for the purchase of raw materials by Imperial.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin’s consolidated financial position, results of operations or cash flows.

10.   Restatement

Griffin has restated its consolidated financial statements for the thirteen weeks ended February 26, 2005, for the thirteen and thirty-nine weeks ended August 28, 2004 and the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002, including the financial information of the interim periods in fiscal years 2004 and 2003 to correct: (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land’s buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization of debt issuance costs related to Griffin’s financing agreements from selling, general and administrative expenses to interest expense.

The corrected allocation of the purchase price increased by $1.5 million the amount of intangible assets related to the values of in-place leases and tenant relationships and reduced by $1.5 million the amount previously allocated to Griffin’s tangible real estate assets.  The effect of this correction to the purchase price allocation was to increase Griffin’s operating losses by $53 and $184 and to decrease per share results by $0.01 and $0.02 in the thirteen and thirty-nine weeks ended August 28, 2004, respectively, as a result of an increase in depreciation and amortization expense because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

The adjustment to depreciation and amortization expense related to the correction of the useful lives used to determine the amount of depreciation for tenant improvements related to certain leases and the change in classification of certain improvements from tenant improvements to building improvements decreased Griffin’s operating losses by $55 and $154 and increased per share results by $0.01 and $0.02 in the thirteen and thirty-nine weeks ended August 28, 2004, respectively.

Griffin determined that a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue and amortized into rental revenue over the term of the lease.  Griffin had recorded the payment received as a reduction of its tenant improvements.  The effect of this adjustment was to increase Griffin’s rental revenue and increase depreciation expense by $31 and $51 for the thirteen and thirty-nine weeks ended August 28, 2004, respectively.  There was no effect on Griffin’s operating losses and no effect on per share results because the depreciable lives of the tenant improvements were the same as the lease term over which the amount received from the tenant will be recognized as rental revenue.

The effect of the correction to the classification of the amortization of debt issuance costs was to decrease Griffin’s operating losses and increase interest expense by $14 and $401 in the thirteen and thirty-nine weeks ended August 28, 2004, respectively.

In aggregate, the above adjustments resulted in a decrease of $1 to Griffin’s net loss for the thirteen weeks ended August 28, 2004 and a decrease of $21 to Griffin’s net income for the thirty-nine weeks ended August 28, 2004.  The changes in rental revenue and depreciation and amortization expense described herein affected only noncash credits and charges and did not affect Griffin’s cash position.  In addition, the adjustments related to the amortization of debt issuance costs did not affect Griffin’s pretax income (loss), net income (loss) or net income (loss) per share in any period.  The effect of the above adjustments on Griffin’s consolidated statement of cash flows for the thirty-nine weeks ended August 28, 2004 was to decrease net cash used in operating activities from $46,417 to $44,915 and to decrease net cash provided by investing activities from $68,140 to $66,638.  There were no changes to net cash used in financing activities for the thirty-nine weeks ended August 28, 2004.  Griffin’s consolidated balance sheet as of November 27, 2004 was restated for the effects of the above adjustments, but such adjustments were not material to Griffin’s consolidated balance sheet.

The following table sets forth additional detail regarding the effects of the restatement on Griffin’s consolidated financial statements for the thirteen and thirty-nine weeks ended August 28, 2004:

Statement of Operations Data

	For the thirteen weeks ended,				For the thirty-nine weeks ended,
	August 28, 2004				August 28, 2004
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Landscape nursery net sales	$5,077	$—		$5,077	$24,624	$—		$24,624
Rental revenue and property sales	5,758	31	(a)	5,789	11,128	58	(a)	11,186
Total revenue	10,835	31		10,866	35,752	58		35,810

Costs of landscape nursery sales	5,266	—		5,266	22,327	—		22,327
Costs related to rental revenue and property sales	4,976	29	(b)	5,005	8,808	88	(b)	8,896
Total costs of goods sold	10,242	29		10,271	31,135	88		31,223

Gross profit	593	2		595	4,617	(30)		4,587
Selling, general and administrative expenses	2,403	(14	)(c)	2,389	7,521	(401	)(c)	7,120
Operating loss	(1,810)	16		(1,794)	(2,904)	371		(2,533)
Gain on sale of Centaur Communications, Ltd.	—	—		—	51,107	—		51,107
Foreign currency exchange gain	—	—		—	1,070	—		1,070
Interest expense	(597)	(14	)(d)	(611)	(1,928)	(401	)(d)	(2,329)
Interest income, dividend income and gains on short-term investments	133	—		133	238	—		238
(Loss) income before income tax (benefit) provision and equity investment	(2,274)	2		(2,272)	47,583	(30)		47,553
Income tax (benefit) provision	(1,053)	1	(e)	(1,052)	15,729	(9	)(e)	15,720
(Loss) income before equity investment	(1,221)	1		(1,220)	31,854	(21)		31,833
Equity income from Centaur Communications, Ltd.	—	—		—	328	—		328
Net (loss) income	$(1,221)	$1		$(1,220)	$32,182	$(21)		$32,161
Basic net (loss) income per common share	$(0.25)	$—		$(0.25)	$6.57	$(0.01)		$6.56
Diluted net (loss) income per common share	$(0.25)	$—		$(0.25)	$6.31	$—		$6.31

Balance Sheet Data

	November 27, 2004
	As Reported	Adjustments		As Restated

Total current assets	$78,341	$—		$78,341
Real estate held for sale or lease, net	66,043	(368	)(f)	65,675
Property and equipment, net	11,310	—		11,310
Investment in Centaur Holdings, plc	11,290	—		11,290
Other assets	9,413	861	(g)	10,274
Total assets	$176,397	$493		$176,890

Total current liabilities	$6,776	$123	(h)	$6,899
Long-term debt	31,479	—		31,479
Deferred income taxes	1,979	(221	)(i)	1,758
Other noncurrent liabilities	1,600	1,024	(j)	2,624
Total liabilities	41,834	926		42,760
Total stockholders’ equity	134,563	(433	)(k)	134,130
Total liabilities and stockholders’ equity	$176,397	$493		$176,890

(a)

Reflects increases in rental revenue of $31 and $51 for the thirteen and thirty-nine weeks ended August 28, 2004, respectively, to reflect the amortization of deferred rental revenue as a result of a reimbursement from a tenant for tenant improvements made by Griffin in accordance with the lease terms. Also reflects an increase of $7 for the thirty-nine weeks ended August 28, 2004 for amortization of above-market and below-market leases reflecting a change in the value of above-market and below-market leases as a result of the reallocation of a portion of the purchase price of a fiscal 2003 acquisition as described in Note (b)(i) below.

(b)

Reflects: (i) net increases in depreciation and amortization expense of intangible assets of $53 and $191 in the thirteen and thirty-nine weeks ended August 28, 2004, respectively, as a result of the reallocation of $1.5 million of the purchase price from real estate held for sale or lease to the values of in-place leases and tenant relationships with respect to Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings; (ii) decreases in depreciation expense of $55 and $154 for the thirteen and thirty-nine weeks ended August 28, 2004, respectively, to correct the depreciation related to certain tenant improvements as a result of incorrect useful lives used to determine the amount of depreciation and the reclassification of certain improvements from tenant improvements to building improvements; and (iii) increases in depreciation expense of $31 and $51 in the thirteen and thirty-nine weeks ended August 28, 2004, respectively, as a result of recording a payment received from a tenant for tenant improvements made by Griffin in accordance with the lease agreement as deferred rental revenue instead of as a reduction to tenant improvements, as originally recorded.

(c)

Reflects decreases in selling, general and administrative expenses of $14 and $401 in the thirteen and thirty-nine weeks ended August 28, 2004, respectively, as a result of the correction to the classification of the amortization of debt issuance costs from selling, general and administrative expenses to interest expense.

(d)

Reflects increases in interest expense of $14 and $401 in the thirteen and thirty-nine weeks ended August 28, 2004 for the correction to the classification of amortization of debt issuance costs from selling, general and administrative expenses to interest expense.

(e)

Reflects a decrease in the income tax benefit as a result of a decrease in loss before income tax benefit in the thirteen weeks ended August 28, 2004 and a decrease in the income tax provision as a result of a decrease in income before income taxes in the thirty-nine weeks ended August 28, 2004 as a result of the adjustments described above.

(f)

Reflects: (i) a decrease in real estate held for sale or lease of $1,364 as a result of the correction to the allocation of the purchase price of the fiscal 2003 acquisition as described in Note (b)(i) above; (ii) an increase in real estate held for sale or lease of $1,147 for the recording of a payment received from a tenant for tenant improvements made by Griffin as deferred rental revenue instead of as a reduction of tenant improvements, as originally recorded; and (iii) a decrease in real estate held for sale or lease of $151 to correct the depreciation related to certain tenant improvements as a result of the incorrect useful lives of these assets being used to determine the amount of depreciation and the change in classification of certain improvements from tenant improvements to building improvements.

(g)

Reflects an increase in the values of in-place leases and tenant relationships, which are included in other assets on Griffin’s consolidated balance sheet, as a result of the reallocation of a portion of the purchase price of a fiscal 2003 acquisition as described in Note (b)(i) above.

(h)

Reflects an increase to current liabilities for the current portion of deferred rental revenue as a result of a payment received from a tenant for tenant improvements made by Griffin in accordance with the lease agreement as described in Note (b)(iii) above. The deferred rental revenue is being amortized to rental revenue over the term of the lease.

(i)	Reflects the cumulative tax effect related to the adjustments discussed above.

(j)

Reflects an increase in other noncurrent liabilities for deferred rental revenue as a result of a payment received from a tenant for tenant improvements made by Griffin in accordance with the lease agreement as described in Note (b)(iii) above. The deferred rental revenue is being amortized to rental revenue over the term of the lease.

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

Griffin has restated its consolidated financial statements for the thirteen weeks ended February 26, 2005, for the thirteen and thirty-nine weeks ended August 28, 2004 and the fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002, including the financial information of the interim periods in those fiscal years, to correct: (a) rental revenue and depreciation and amortization expense of its real estate business as a result of an incorrect allocation of the purchase price for Griffin’s fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings in Windsor, Connecticut (Griffin had previously held a 30% interest in the joint venture), (b) depreciation expense of its real estate business for tenant improvements related to certain leases in other of Griffin Land’s buildings as a result of the incorrect recording of the useful lives of certain tenant improvements and the misclassification of certain improvements as tenant improvements rather than as building improvements, (c) rental revenue and depreciation expense of its real estate business due to the misclassification of a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and (d) the classification of the amortization of debt issuance costs related to Griffin’s financing agreements from selling, general and administrative expenses to interest expense.

The corrected allocation of the purchase price increased by $1.5 million the amount of intangible assets related to the values of in-place leases and tenant relationships and reduced by $1.5 million the amount previously allocated to Griffin’s tangible real estate assets.  The effect of this correction to the purchase price allocation was to increase Griffin’s operating losses by $53,000 and $184,000 in the thirteen and thirty-nine weeks ended August 28, 2004, respectively, as a result of an increase in depreciation and amortization expense because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

The adjustment to depreciation expense related to the correction of the useful lives used to determine the amount of depreciation and amortization for tenant improvements related to certain leases and the change in classification of certain improvements from tenant improvements to building improvements decreased Griffin’s operating losses by $55,000 and $154,000 in the thirteen and thirty-nine weeks ended August 28, 2004, respectively.

Griffin determined that a payment received in the 2004 second quarter from a tenant for tenant improvements made by Griffin in accordance with the lease agreement should have been recorded as deferred rental revenue and amortized into rental revenue over the term of the lease.  Griffin had recorded the payment received as a reduction of its tenant improvements.  The effect of this adjustment was to increase Griffin’s rental revenue and increase depreciation expense by $31,000 and $51,000 for the thirteen and thirty-nine weeks ended August 28, 2004, respectively.  There was no effect on Griffin’s operating losses because the depreciable lives of the tenant improvements were the same as the lease term over which the amount received from the tenant will be recognized as rental revenue.

The effect of the correction to the classification of the amortization of debt issuance costs was to decrease Griffin’s operating losses and increase interest expense by $14,000 and  $401,000 in the thirteen and thirty-nine weeks ended August 28, 2004, respectively.

In aggregate, the above adjustments resulted in a decrease of $1,000 to Griffin’s net loss for the thirteen weeks ended August 28, 2004 and a decrease of $21,000 to Griffin’s net income in the thirty-nine weeks ended August 28, 2004.  The changes in rental revenue and depreciation and amortization expense described herein affected only noncash credits and charges and did not affect Griffin’s cash position.  In addition, the adjustments related to the amortization of debt issuance costs did not affect Griffin’s pretax income (loss), net income (loss) or net income (loss) per share in any period.  The effect of the above adjustments on Griffin’s consolidated statement of cash flows for the thirty-nine weeks ended August 28, 2004 was to decrease net cash used in operating activities from $46.4 million to $44.9 million and to decrease net cash provided by investing activities from $68.1 million to $66.6 million.  There were no changes to net cash used in financing activities for the thirty-nine weeks ended August 28, 2004.  Griffin’s consolidated balance sheet as of November 27, 2004 was restated for the effects of the above adjustments, but such adjustments were not material to Griffin’s consolidated balance sheet. See Note 10 to Griffin’s consolidated financial statements for additional information regarding the effects of the restatement.

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the year ended November 27, 2004 included in Griffin’s Report on Form 10-K/A as filed with the Securities and Exchange Commission.  The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported.  Actual results could differ from those estimates.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and thirty-nine weeks ended August 27, 2005 are consistent with those used by Griffin in preparation of its fiscal 2004 financial statements.

Summary

Results of Griffin’s operating businesses for the thirteen weeks ended August 27, 2005 (the “2005 third quarter”) improved slightly over the thirteen weeks ended August 28, 2004 (the “2004 third quarter”).  Operating profit at Griffin Land increased in the 2005 third quarter as compared to the 2004 third quarter due to higher profit on land sales in the current quarter.  Imperial’s 2005 third quarter operating loss was slightly lower than the 2004 third quarter operating loss due principally to lower selling, general and administrative expenses.  The improved operating results of Griffin’s operating businesses were offset by higher general corporate expense in the 2005 third quarter.  Griffin’s 2005 third quarter net income was an improvement over its 2004 third quarter net loss due to the $3.2 million pretax gain from the sale of its investment in Shemin Acquisition Corporation in the 2005 third quarter.

Results of Griffin’s operating businesses for the thirty-nine weeks ended August 27, 2005 (the “2005 nine month period”) increased over the thirty-nine weeks ended August 28, 2004 (the “2004 nine month period”).  Operating profit at Griffin Land increased in the 2005 nine month period as compared to the 2004 nine month period due to profit from land sales in the current year.  Imperial’s operating results for the 2005 nine month period were essentially unchanged from the prior year.  An increase in general corporate expense in the 2005 nine month period more than offset the higher profit at Griffin Land.  The 2004 nine month period included a pretax gain totaling $52.2 million from the sale of Centaur and a related foreign currency exchange gain.  The 2005 nine month period included a $3.2 million pretax gain from the sale of Shemin Acquisition Corporation.  Interest expense was lower in the 2005 nine month period as compared to the 2004 nine month period due to the paydown last year of the amounts outstanding under Griffin’s Credit Agreement with a portion of the proceeds from the sale of Centaur.

Results of Operations

Thirteen Weeks Ended August 27, 2005 Compared to the Thirteen Weeks Ended August 28, 2004

Net sales and other revenue decreased from $10.9 million in the 2004 third quarter to $9.0 million in the 2005 third quarter.  The decrease of $1.9 million reflects a $2.4 million decrease at Griffin Land partially offset by a $0.6 million increase at Imperial.

Net sales and other revenue at Griffin Land decreased from $5.8 million in the 2004 third quarter to $3.3 million in the 2005 third quarter.  The decrease of $2.5 million reflects lower revenue from land sales, as the 2004 third quarter included land sales revenue of $3.1 million from the sale of Griffin Land’s remaining development rights of its Walden Woods residential development in Windsor, Connecticut, as compared to land sales revenue of $0.4 million in the 2005 third quarter from the sale of undeveloped residential land.  Partially offsetting the lower revenue from land sales was higher revenue from leasing operations, which increased from $2.7 million in the 2004 third quarter to $2.9 million in the 2005 third quarter, principally reflecting a net increase in space under lease.   At August 27, 2005, Griffin Land owned 1,267,000 square feet of completed industrial, flex and office space, with 1,027,000 square feet (81%) leased.  At the end of the 2004 third quarter, Griffin Land owned 1,130,000 square feet of completed industrial, flex and office space, with 940,000 square feet (83%) leased.  The increase in the total square footage owned by Griffin Land reflects a newly constructed 137,000 square foot industrial building in the New England Tradeport that came on line at the beginning of the 2005 third quarter.   This building was built on speculation and is approximately 50% leased.  The increase in the amount of square feet under lease reflects the space leased in the new industrial building and other new leases entered into subsequent to the third quarter last year, net of space vacated during that period.  Market activity by users of industrial and warehouse space was strong through the second quarter this year, but appears to have softened in the third quarter, as evidenced by a recent decline in inquiries from prospective tenants.

Net sales and other revenue at Imperial increased from $5.1 million in the 2004 third quarter to $5.7 million in the 2005 third quarter.  Overall unit sales volume in the 2005 third quarter was essentially flat as compared to the 2004 third quarter, however on average, 2005 third quarter sales were of large sized product, resulting in the increase in revenue in the current year quarter.  Most of the sales increase in the 2005 third quarter over the 2004 third quarter occurred in the first month of the quarter, as poor early spring weather delayed shipments to customers in Imperial’s markets, resulting in some deliveries of spring product being delayed into June, the first month of the third quarter.

Griffin incurred consolidated operating losses of $1.8 million in both the 2005 third quarter and the 2004 third quarters.  In the 2005 third quarter as compared to the 2004 third quarter, there was an increase of $0.2 million in operating profit at Griffin Land and a decrease of $0.1 million in the operating loss at Imperial, which were offset by an increase of $0.3 million in general corporate expense.

Operating profit at Griffin Land increased from $0.2 million in the 2004 third quarter to $0.4 million in the 2005 third quarter, reflecting the following:

	2005	2004
	Third Qtr.	Third Qtr.
		(As Restated)
	(amounts in thousands)

Rental revenue	$2,925	$2,699
Revenue from land sales	425	3,090
Total revenue	3,350	5,789
Costs related to rental revenue excluding depreciation and amortization (a)	1,074	963
Costs related to land sales	46	3,205
Total costs excluding depreciation and amortization	1,120	4,168
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	1,851	1,736
Profit (loss) from land sales	379	(115)
General and administrative expenses excluding depreciation and amortization expense (a)	(684)	(602)
Profit before depreciation and amortization expense	1,546	1,019
Depreciation and amortization expense related to costs of rental revenue	(1,146)	(837)
Depreciation and amortization expense - other	(10)	(6)
Operating profit	$390	$176

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

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased from $1.7 million to $1.9 million due to the higher rental revenue, partially offset by higher building operating expenses.  The higher building operating expense principally reflects higher utility and repair expenses, which increased $0.1 million combined.  The profit from land sales in the 2005 third quarter reflects the sale of undeveloped residential land that had a very low cost basis.   The 2004 third quarter reflected the sale of the development rights of Walden Woods in which Griffin Land incurred a loss because of the high cost basis of that residential project, the costs of obtaining approvals from the town’s land use commissions and transaction expenses.  Griffin Land’s general and administrative expenses increased slightly in the 2005 third quarter as compared to the 2004 third quarter due principally to an increase in bad debt expense.  Depreciation and amortization expense increased from $0.8 million in the 2004 third quarter to $1.1 million in the 2005 third quarter.  The increase of $0.3 million reflects $0.2 million due to the accelerated amortization of intangible assets related to a lease that will terminate early this year and $0.1 million due to depreciation on tenant improvements for new leases and depreciation on the new industrial building that was placed in service at the beginning of the current quarter.  The early termination of the lease was agreed to by Griffin Land because that tenant will be relocating to another of Griffin Land's buildings under a new ten year lease expected to become effective in the 2005 fourth quarter.

Imperial incurred a $1.4 million operating loss in the 2005 third quarter, as compared to an operating loss of $1.5 million in the 2004 third quarter, as follows:

	2005	2004
	Third Qtr.	Third Qtr.
	(amounts in millions)
Net sales and other revenue	$5,699	$5,077
Cost of goods sold	6,060	5,266
Gross loss	(361)	(189)
Selling, general and administrative expenses	1,067	1,325
Operating loss	$(1,428)	$(1,514)

In the 2005 third quarter, Imperial’s operating results reflect a $0.8 million increase in cost of goods sold as compared to the 2004 third quarter, which more than offset the $0.6 million increase in net sales and other revenue in the current quarter over the 2004 third quarter.  The higher 2005 third quarter cost of sales reflects higher inventory costs along with increased delivery costs.  Cost of goods sold in the 2005 third quarter also includes a charge of $0.8 million for unsaleable inventories, as compared to a $0.9 million charge for unsaleable inventories included in the 2004 third quarter cost of goods sold.  These charges resulted from disease and other horticultural issues, insufficient sell through on certain inventories which then became unsaleable and certain inventories in which the inventory values exceeded their net realizable value.  Excluding the inventory charges, Imperial’s gross margin on sales decreased from 13.5% in the 2004 third quarter to 7.3% in the 2005 third quarter.  The lower margin on sales, excluding the inventory charges, principally reflects the higher inventory costs, higher delivery expenses and generally lower selling prices in the 2005 third quarter as compared to the 2004 third quarter.  The lower selling prices in the 2005 third quarter reflect the effect of price reductions given to customers in order to sell through product that was not shipped in spring, as planned.

Imperial’s selling, general and administrative expenses decreased by $0.3 million in the 2005 third quarter as compared to the 2004 third quarter, principally reflecting lower bad debt expense in the 2005 third quarter as compared to the 2004 third quarter.  The 2004 third quarter included a charge of $0.2 million for bad debt expense as a result of the bankruptcy filing by one of Imperial’s larger customers, Frank’s Nursery & Crafts, Inc.  As a percentage of net sales, selling, general and administrative expenses decreased from 26.1% in the 2004 third quarter to 18.7% in the 2005 third quarter.

Griffin’s general corporate expense increased from $0.5 million in the 2004 third quarter to $0.8 million in the 2005 third quarter.  The higher general corporate expense reflects $0.1 million of costs incurred for Griffin’s compliance with Section 404 of the Sarbanes-Oxley Act and higher audit expenses  in connection with the restatement of Griffin’s prior period financial statements.

In the 2005 third quarter, Griffin sold its investment in Shemin Acquisition Corporation for cash proceeds of $5.7 million, resulting in a gain of $3.2 million.  Immediately prior to the sale, Griffin exchanged a portion of its Shemin Acquisition Corporation common stock for common stock of Shemin Nurseries Holding Corp., which operates a landscape nursery distribution business through its subsidiary.  See Note 8 to the consolidated financial statements in Item 1.

Griffin’s consolidated interest expense increased from $0.6 million in the 2004 third quarter to $0.7 million in the 2005 third quarter.  The higher interest expense in the current quarter reflects interest on a new $12.7 million nonrecourse mortgage on two of Griffin Land’s industrial properties that was executed in the 2005 third quarter.  Griffin’s average outstanding debt in the 2005 third quarter was $38.3 million as compared to average outstanding debt of $32.6 million in the 2004 third quarter.  The higher outstanding debt principally reflects the new mortgage.

Griffin reported interest income, dividend income and gains on short-term investments of $0.3 million in the 2005 third quarter as compared to $0.1 million in the 2004 third quarter.  The increase reflects Griffin having a greater amount of short-term investments in the current year and improved return on investments, attributed to generally higher short-term interest rates in the current year.   The increase in the amount of short-term investments in the current year’s quarter reflects the investment of the cash received from the sale of Shemin Acquisition and from the recently executed mortgage.

Griffin’s effective income tax provision rate was 33.0% for the 2005 third quarter as compared to an effective tax benefit rate of 46.3% in the 2004 third quarter.  The decrease in the effective tax rate principally reflects the release of an income tax liability of $0.2 million in the 2004 third quarter upon completion of tax examinations of prior years.

Thirty-Nine Weeks Ended August 27, 2005 Compared to the Thirty-Nine Weeks Ended August 28, 2004

Net sales and other revenue decreased from $35.8 million in the 2004 nine month period to $33.1 million in the 2005 nine month period, reflecting decreases of $1.4 million at Griffin Land and $1.3 million at Imperial.

Net sales and other revenue at Griffin Land decreased from $11.2 million in the 2004 nine month period to $9.7 million in the 2005 nine month period.  The decrease of $1.5 million reflects a $1.9 million decrease in land sales revenue partially offset by an increase of $0.5 million in revenue from leasing operations.  Revenue from land sales decreased from $3.3 million in the 2004 nine month period to $1.4 million in the 2005 nine month period.   The 2004 nine month period included land sales revenue of  $3.1 million from the sale of the remaining development rights at Walden Woods.  Land sales in the 2005 nine month period includes a sale of undeveloped commercial land that closed in the second quarter and a 2005 third quarter sale of undeveloped residential land.  Revenue from leasing operations increased from $7.9 million in the 2004 nine month period to $8.4 million in the 2005 nine month period, as increased rental revenue of $0.4 million from new leases that became effective subsequent to last year’s nine month period and $0.4 million from leases that were in place for the entire 2005 nine month period as compared to being effective for only a portion of the 2004 nine month period were partially offset by a $0.3 million decrease in rental revenue as a result of vacancies in the current year.

Net sales and other revenue at Imperial decreased from $24.6 million in the 2004 nine month period to $23.3 million in the 2005 nine month period.  Unit sales volume was 16% lower in the 2005 nine month period as compared to the 2004 nine month period.  The effect of the decline in unit sales volume was partially offset by selling, on average, larger size material in the current year.  The decrease in unit sales volume reflects, in part, reduced sales to mass merchant and wholesale customers in connection with efforts to increase sales to independent garden center customers in order to sell a greater percentage of Imperial’s available product to the independent garden center customer segment, which has more favorable pricing than Imperial’s other customer segments.

Griffin incurred a consolidated operating loss of $2.9 million in the 2005 nine month period, as compared to an operating loss of $2.5 million in the 2004 nine month period.  The lower operating results reflects an increase of $0.9 million in general corporate expense, partially offset by an increase of $0.5 million in operating profit at Griffin Land and a decrease of $0.1 million in the operating loss at Imperial.

Operating profit at Griffin Land increased from $0.5 million in the 2004 nine month period to $1.0 million in the 2005 nine month period, reflecting the following:

	2005	2004
	Nine Months	Nine Months
		(As Restated)
	(amounts in thousands)

Rental revenue	$8,408	$7,911
Revenue from land sales	1,340	3,275
Total revenue	9,748	11,186
Costs related to rental revenue excluding depreciation and amortization (a)	3,576	3,050
Costs related to land sales	385	3,417
Total costs excluding depreciation and amortization	3,961	6,467
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	4,832	4,861
Gain (loss) from land sales	955	(142)
General and administrative expenses excluding depreciation and amortization expense (a)	(1,990)	(1,753)
Profit before depreciation and amortization expense	3,797	2,966
Depreciation and amortization expense related to costs of rental revenue	(2,746)	(2,429)
Depreciation and amortization expense - other	(24)	(12)
Operating profit	$1,027	$525

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

Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense was essentially unchanged in the 2005 nine month period as compared to the 2004 nine month period.  The $0.5 million increase in rental revenue was substantially offset by an increase of $0.5 million in building operating expenses, principally reflecting a $0.2 million increase in snow removal expenses incurred earlier this year, a $0.1 million increase in utility expenses and a charge of $0.2 million to write-off capitalized costs related to a lease that was terminated in the first quarter of the current year.  The lease termination was related to a new longer-term lease with a new tenant for that building with lease rates that are equal to the rental rates that Griffin Land would have received over the remaining term of the terminated lease.

Profit from land sales was $1.0 million in the 2005 nine month period as compared to a loss of $0.1 million in the 2004 nine month period.  Profit on land sales in the 2005 nine month period reflects sales of undeveloped commercial and residential land that had low cost bases.  The 2004 nine month period reflects a loss of $0.2 million on the sale of the remaining development rights at Griffin Land’s Walden Woods residential development because of the high cost basis of that development, and the writeoff of $0.2 million of costs on two potential land sale transactions that did not take place, partially offset by the profit of $0.2 million from the sale of undeveloped residential land.

Griffin Land’s general and administrative expenses increased from $1.8 million in the 2004 nine month period to $2.0 million in the 2005 nine month period.  The increase of $0.2 million principally reflects an increase of $0.1 million in bad debt expense and an increase of $0.1 million in insurance expense.  Depreciation and amortization expense increased from $2.4 million in the 2004 nine month period to $2.7 million in the 2005 nine month period.  The increase of $0.3 million reflects $0.2 million for the accelerated amortization of intangible assets as a result of an early termination of a lease that will be effective in the 2005 fourth quarter and depreciation on tenant improvements related to new leases this year and the new building placed in service at the start of the 2005 third quarter.  The early termination of the lease was agreed to by Griffin Land because that tenant will be relocating to another of Griffin Land’s buildings under a new ten year lease expected to become effective in the 2005 fourth quarter.

Imperial incurred an operating loss of $1.4 million in the 2005 nine month period as compared to an operating loss of $1.5 million in the 2004 nine month period, as follows:

	2005	2004
	Nine Months	Nine Months
	(amounts in millions)

Net sales and other revenue	$23,337	$24,624
Cost of goods sold	21,127	22,327
Gross profit	2,210	2,297
Selling, general and administrative expenses	3,625	3,785
Operating loss	$(1,415)	$(1,488)

Imperial’s operating results in the 2005 nine month period were slightly improved as compared to the 2004 nine month period due principally to lower selling, general and administrative expenses in the current year as compared to the 2004 nine month period.  Imperial’s gross profit was essentially unchanged in the 2005 nine month period as compared to the 2004 nine month period, as the benefit from improved selling prices in the current year was offset by an increase of $0.4 million in charges for unsaleable inventories and inventories expected to be sold below their carrying values.  Excluding the additional charges for unsaleable inventories in both periods, Imperial’s gross margin on sales increased from 12.9% in the 2004 nine month period to 15.2% in the 2005 nine month period, principally reflecting improved pricing in the current year as a result of an increase in sales to garden center customers and garden center customers becoming a greater percentage of Imperial’s total sales.  In addition, increased delivery charges to customers and slightly lower delivery costs also contributed to the improved gross margins on sales in the current year.  The lack of sell through on certain product lines in the current year may negatively impact future pricing and gross margins on sales, as product may need to be discounted more heavily than was done this year to ensure that it is sold before it deteriorates into an unsaleable condition.

Imperial’s selling, general and administrative expenses decreased by $0.2 million in the 2005 nine month period as compared to the 2004 nine month period due principally to lower bad debt expense in the current year.  As a percentage of net sales, selling, general and administrative expenses increased from 15.4% in the 2004 nine month period to 15.5% in the 2005 nine month period.

Griffin’s general corporate expense increased from $1.6 million in the 2004 nine month period to $2.5 million in the 2005 nine month period.  The increase principally reflects $0.4 million for preparations to comply with Section 404 of the Sarbanes-Oxley Act, $0.1 million for higher audit related expenses, $0.1 million for higher compensation expenses, $0.1 million for increased donation costs and $0.1 million for a retrospective insurance charge related to a former affiliate of Griffin.

In the 2005 nine month period, Griffin sold its common stock in Shemin Acquisition Corporation for cash proceeds of $5.7 million, resulting in a gain of $3.2 million.  Immediately prior to the sale, Griffin exchanged a portion of its Shemin Acquisition common stock for common stock of Shemin Nurseries Holdings Corp., which operates a landscape nursery distribution business through its subsidiary.  See Note 8 to the consolidated financial statements in Item 1.

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

Griffin’s consolidated interest expense decreased from $2.3 million in the 2004 nine month period to $1.7 million in the 2005 nine month period.  The lower interest expense in the 2005 nine month period principally reflects the prior year amortization of $0.3 million of debt issuance costs related to the termination of Griffin's former credit agreement and $0.2 million of interest for borrowings under the credit agreement before it was terminated in the prior year.  In 2004, Griffin repaid all borrowings under the credit agreement with a portion of the proceeds from the sale of Centaur.

Griffin had $0.8 million of interest income, dividend income and gains on short-term investments in the 2005 nine month period as compared to $0.2 million in the 2004 nine month period.  The increase reflects Griffin having short-term investments for the entire nine month period in 2005 as compared to having short-term investments for only a portion of the 2004 nine month period and generally higher short-term interest rates in the current year.

Griffin’s effective income tax benefit rate was 37.1% for the 2005 nine month period, as compared to an effective income tax rate of 33.1% for the 2004 nine month period.  The effective tax rate for the 2005 nine month period reflects a federal income tax benefit rate of 35% and the effect of state income tax benefits.  The 2004 nine month period effective tax rate reflects a 35% rate for federal income taxes adjusted for state income taxes and certain tax credits related to foreign income taxes paid by

Centaur.  In addition, the 2004 nine month period includes the release of an income tax liability of $0.2 million upon completion of tax examinations of prior years.

Griffin’s 2004 nine month period included equity income of $0.3 million through the date of Griffin’s sale of its investment in Centaur.  There was no equity income from Centaur in the 2005 nine month period.

Liquidity and Capital Resources

Net cash used in operating activities decreased from $44.9 million in the 2004 nine month period to $17.2 million in the 2005 nine month period.  The decrease in net cash used in operating activities reflects the decrease of cash used to acquire trading securities from $30.0 million in the 2004 nine month period to $13.0 million in the 2005 nine month period and cash used for income tax payments of $14.1 million made in the 2004 nine month period.  There were no income tax payments made in the 2005 nine month period.

In the 2005 nine month period, Griffin had net cash of $3.2 million used in investing activities, as compared to net cash provided by investing activities of $66.6 million in the 2004 nine month period.  Net cash provided by investing activities in the prior year reflected the cash proceeds of $69.9 million from the sale of Centaur and a related foreign currency exchange gain and $3.0 million of cash proceeds from land sales.  The current year includes cash proceeds of $7.4 million from the sale of Griffin’s investment in Shemin Acquisition and a subsequent distribution from Griffin’s remaining investment in Shemin Nurseries Holding Corp. and cash proceeds of $1.3 million from land sales.  Additions to real estate held for sale or lease increased from $5.6 million in the 2004 nine month period to $11.2 million in the 2005 nine month period, reflecting increased investment in Griffin Land’s real estate business as a result of the construction of a 137,000 square foot industrial building in the Tradeport that was completed at the end of the 2005 second quarter, the start of construction this year on another 137,000 square foot industrial building in the Tradeport and tenant improvements by Griffin Land related to several new leases executed in the current year.  Additions to property and equipment, principally for Imperial, were $0.6 million in the 2005 nine month period as compared to $0.5 million in the 2004 nine month period.  The current year expenditures were principally to purchase additional portable shelving units that are used on trucks in delivering product to customers.  The additional shelving units contributed to reducing freight costs in the current year, reducing the number of empty trucks returning to Imperial’s Florida location in order to have the shelving units available for another shipment during the peak spring shipping season.  The prior year additions at Imperial were principally for completion of the expansion of its Florida operations.

Net cash provided by financing activities was $12.5 million in the 2005 nine month period as compared to net cash of $9.1 million used in financing activities in the 2004 nine month period.  The net cash provided by financing activities in the 2005 nine month period reflects the proceeds from executing a $12.7 million nonrecourse mortgage on two industrial buildings in the Tradeport.  This new mortgage has an interest rate of 5.46% and a ten year term with payments based on a thirty year amortization schedule.  The net cash used in financing activities in the 2004 nine month period principally reflects the repayment of all of Griffin’s outstanding borrowings under its Credit Agreement with a portion of the proceeds Griffin received from the sale of Centaur.  That Credit Agreement was subsequently cancelled last year after the repayment was made.

In the near-term, Griffin plans to continue to invest in its real estate business.  As a result of the recent completion of new leases for industrial space and expressions of interest by potential users of that type of space in the 2005 second quarter, Griffin Land started construction, on speculation, on the shell of an additional 137,000 square foot industrial building in the Tradeport.  Griffin Land expects to complete

the construction of the building shell by the end of this year.   Griffin recently executed leases for approximately 69,000 square feet in this building which are expected to commence in the beginning of fiscal 2006.  Griffin Land also expects to build out the interiors of its other buildings as leases are completed and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.

Last year, Griffin Land received approval for its proposed residential development, Stratton Farms, in Suffield, Connecticut.  An owner of certain land adjacent to Stratton Farms filed an appeal of the approvals issued by the town’s land use commissions.  A recent court ruling has denied that appeal, however, the owner of the adjacent land has requested a rehearing.  Infrastructure work on this residential development, may commence in the latter part of this year, as all required permits have been received.  Griffin Land is continuing development activities to obtain approvals for its proposed residential development in Simsbury, Connecticut, and intends to proceed with other residential development plans on its land holdings that are also appropriate for that use.  Thus far in fiscal 2005, Griffin Land has completed sales of commercial and residential land which generated total cash proceeds of $2.4 million.

Griffin’s payments (including principal and interest) under contractual obligations as of August 27, 2005 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$66.4	$3.9	$7.8	$14.3	$40.4
Capital Lease Obligations	0.3	0.1	0.2	—	—
Operating Lease Obligations	0.5	0.2	0.3	—	—
Purchase Obligations (1)	3.2	3.2	—	—	—
Other (2)	1.6	—	—	—	1.6
	$72.0	$7.4	$8.3	$14.3	$42.0

(1)                                  Includes obligations for the construction of a new industrial building and tenant improvement work for new leases at Griffin Land and for the purchase of raw materials by Imperial.

(2)                                  Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of August 27, 2005, Griffin had cash and short-term investments of approximately $44.2 million.  Management believes that the significant amount of cash and short-term investments will be sufficient to finance the working capital requirements of its businesses and fund continued investment in Griffin’s real estate assets for the foreseeable future.  Griffin Land may also continue to seek nonrecourse mortgage placements on selected properties.  Griffin also anticipates seeking to purchase either or both land and buildings with a substantial portion of its cash and short-term investment balances.   There are no specific real estate acquisitions planned at this time.  Such acquisitions may or may not occur based on many factors, including real estate pricing.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154”).  This new standard requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement”.  The new standard is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005.  Griffin has incorporated the provisions of SFAS No. 154 in the presentation of its Form 10-K/A for the fiscal year ended November 27, 2004, its Form 10-Q/A for the quarter ended February 26, 2005, its Form 10-Q for the quarter ended May 28, 2005 and this Form 10-Q for the quarter ended August 27, 2005.

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

On July 25, 2005, the Audit Committee of Griffin's Board of Directors determined to restate Griffin's financial results for the fiscal years ended November 29, 2003 and November 27, 2004 and the unaudited quarterly financial information for fiscal 2003, fiscal 2004 and the consolidated financial statements for the first quarter of fiscal 2005 to correct the previously reported accounting for an acquisition of real estate assets that took place in fiscal 2003 and was reported upon in its 2003 and 2004 consolidated financial statements.  In analyzing the effect of a lease termination in one of its office buildings on its consolidated financial statements for the thirteen weeks ended May 28, 2005, Griffin determined that the allocation of the purchase price for the acquisition in fiscal 2003 of a controlling interest in a joint venture that owned two office buildings was incorrect.  Griffin previously held a 30% interest in the joint venture.  As described in Note 10 to the consolidated financial statements included in Item 1, Griffin determined that a greater portion of the purchase price should have been allocated to intangible assets rather than to Griffin’s tangible real estate assets and has restated its financial results to reflect the correct allocation.  The effect of this change was to increase depreciation and amortization expense for the fiscal years ended November 29, 2003 and November 27, 2004, the related interim periods, and the thirteen weeks ended February 26, 2005 because of the shorter time period over which the intangible assets are amortized as compared to the depreciable lives of the tangible real estate assets.

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

As a result of the error in allocation of the purchase price for the controlling interest in the joint venture, the incorrect useful lives used to determine depreciation expense of certain tenant improvements, the misclassification of certain improvements as tenant improvements rather than as building improvements, the incorrect recording of a payment received in fiscal 2004 from a tenant for tenant improvements made by Griffin in accordance with the lease agreement and the misclassification of the amortization of debt issuance costs, Griffin’s Chief Executive Officer and Chief Financial Officer determined that  Griffin’s disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report because these errors resulted from  material weaknesses in Griffin’s internal control over financial reporting, which are described below.  Although Griffin's Chief Executive Officer and Chief Financial Officer believe that each of these material weaknesses have now been corrected, the material weaknesses regarding the recording of depreciation and amortization expense and the recording of deferred rental revenue from tenants had not been corrected as of the end of the period covered by this report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of August 27, 2005, Griffin did not maintain effective controls over (i) the accounting for acquisitions;  (ii) the recording of depreciation and amortization expense and the recording of deferred rental revenue from tenants and (iii) accounting for amortization of debt issuance costs.  Specifically, controls over the allocation of the purchase price and the recording of tenant improvement information into Griffin’s fixed asset system were ineffective.  The purchase price was incorrectly allocated between intangible and tangible real estate assets, the useful lives of certain tenant improvements were incorrect, certain improvements were misclassified as tenant improvements rather than as building improvements and a payment received from a tenant for tenant improvements made by Griffin was not properly recorded as deferred rental revenue, resulting in misstatements to rental revenue and depreciation and amortization expense.  Finally, Griffin’s accounting for the amortization of debt issuance costs was incorrect.  These control deficiencies resulted in the restatement of Griffin’s 2002, 2003 and 2004 consolidated financial statements, for each of the unaudited quarterly interim financial information of 2003 and 2004 as well as the first quarter 2005 consolidated financial statements.  Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has concluded that each of these internal control deficiencies constitutes a material weakness.  Because of these material weaknesses, management has concluded that Griffin did not maintain effective internal control over financial reporting as of August 27, 2005, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Although Griffin has not entered into any transactions similar to the acquisition of real estate assets in fiscal 2003, Griffin's management has educated its accounting staff regarding the proper methodology of allocating the purchase price of future acquisitions.  In addition, Griffin has changed its procedures for the recording, reviewing, approving and documenting of information entered into its real estate asset depreciation system to ensure that the correct information is used in determining depreciation expense.  Griffin has also educated its accounting staff regarding the proper recording of payments received from tenants for tenant improvements made by Griffin and recording the amortization of debt issuance costs.

Changes in Internal Control over Financial Reporting

Except as described above, there has been no change in Griffin’s internal control over financial reporting during Griffin’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Griffin’s internal control over financial reporting.

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