Form 10-K
period 2005-12-03
GRIFFIN LAND & NURSERIES INC
filed 2006-03-03
CIK 1037390

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 3, 2005
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
(212) 218-7910 (Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 par value	Nasdaq National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, was approximately $63,354,000 based on the closing sales price on the Nasdaq National Market on May 27, 2005, the last business day of the registrant’s most recently completed second quarter. Shares of Common Stock held by each executive officer, director, and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2006, 5,095,609 shares of common stock were outstanding.

PART I

ITEM 1.                BUSINESS

Griffin Land & Nurseries, Inc. (“Griffin”) and its subsidiaries comprise principally a real estate business and a landscape nursery business. Griffin is engaged in two lines of business: (1) the real estate business comprised of (a) the ownership, construction, leasing and management of commercial and industrial properties and (b) the development of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts and (2) the landscape nursery products business comprised of the growing of containerized landscape nursery products for sale principally to retail garden centers, wholesale sales and service centers, whose main customers are landscape contractors, and mass merchandisers.

Griffin also owns an approximately 4% interest in Centaur Holdings, plc (“Centaur Holdings”), a publicly held magazine and information services publisher based in the United Kingdom. Griffin received the stock in Centaur Holdings as part of the consideration from the March 2004 sale of its equity investment in Centaur Communications, Ltd. (“Centaur”).

Griffin also owns an approximately 14% interest in Shemin Nurseries Holding Corp. (“Shemin Nurseries”), a private company that operates a landscape nursery distribution business through its subsidiary, Shemin Nurseries, Inc. Prior to May 31, 2005, Griffin owned an approximately 14% interest in Shemin Acquisition Corp. (“Shemin Acquisition”), which Griffin received as part of the consideration from the 2001 sale to Shemin Acquisition of the portion of Imperial’s business that operated wholesale sales and service centers (the “SSCs”). On May 31, 2005, Griffin exchanged a portion of its stock in Shemin Acquisition for the stock in Shemin Nurseries that it currently owns and then completed the sale of its remaining stock of Shemin Acquisition.

Griffin was incorporated as Culbro Realty and Development Corporation in 1970 and was a wholly-owned subsidiary of Culbro Corporation (“Culbro”) through July 3, 1997. On July 3, 1997 Culbro distributed (the “Distribution”) to its shareholders the common stock of Griffin in a tax-free distribution.  Prior to the Distribution in 1997, the company’s name was changed to Griffin Land & Nurseries, Inc.

Real Estate Business

Griffin’s real estate division, Griffin Land, is directly engaged in the real estate development business on parts of its land in Connecticut. Griffin Land develops portions of its properties for industrial, commercial and residential use and may also endeavor to sell some of its non-core land holdings either before or after obtaining development approvals. Griffin Land may seek to acquire and develop properties not presently owned and may seek to acquire existing buildings. The headquarters for this operation is in Bloomfield, Connecticut.

Several years ago, the real estate market in the Hartford area, particularly that in the northwest quadrant where the majority of Griffin Land’s acreage is located, was depressed by a number of factors, including the decline of employment in manufacturing and financial services. More recently, there has been some recovery in this market, particularly in the industrial market. The strongest part of the industrial market has been that for warehousing and light manufacturing space. The office market, which had been particularly weak, has been effectively flat over the last few years. In 2003, Griffin Land succeeded in extending leases of 189,426 square feet (principally industrial space), leased 31,287 square feet of previously vacant industrial space and leased 21,800 square feet of industrial space that was vacated by an early lease termination. In 2004, Griffin Land leased 78,055 square feet of additional space (net of vacated space) and leases aggregating 77,988 square feet were extended. In 2005, Griffin Land leased 56,015 square feet of additional space (net of vacated space) and leases aggregating 89,640 square feet were extended. In addition, in 2005 Griffin Land entered into new leases for approximately 69,000 square feet of industrial space in a 137,000 square foot building that was under construction during 2005 and completed at the beginning of fiscal 2006. These new leases became effective in the fiscal 2006 first quarter. In the latter part of 2004 through mid 2005, there were a substantial number of requests for proposals for space in both industrial and office buildings. However, market activity softened in the second half of fiscal 2005, as evidenced by a decline in inquiries from prospective tenants. There can be no assurance as to the direction of the real estate market in this region in the near future. Griffin intends to start construction on a new industrial building in 2006. Griffin Land’s development of its land is affected by land planning issues, particularly in the town of Simsbury, Connecticut. Subdivision and other development issues may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth.

Commercial and Industrial Developments

New England Tradeport

A significant amount of Griffin Land’s current commercial and industrial development effort is focused on a 600 acre tract of land owned by Griffin Land near Bradley International Airport and Interstate 91 known as the New England Tradeport (“Tradeport”), located in Windsor and East Granby, Connecticut. As of December 3, 2005, the Tradeport contained approximately 649,000 square feet of warehouse and light manufacturing space built by Griffin Land (excluding a new facility completed at the beginning of fiscal 2006, see below), of which approximately 83% was leased, and a bottling and distribution plant was built by the Pepsi Bottling Group (“Pepsi”) on land sold to Pepsi by Griffin Land in the early 1990s. In June 2005, Griffin Land completed construction of a 137,000 square foot warehouse and light manufacturing building and started construction of another 137,000 square foot warehouse and light manufacturing facility. This latter building became ready for new tenants in the fiscal 2006 first quarter. As of December 3, 2005, $34.3 million was invested (net book value) in buildings owned by Griffin Land that are located in the Tradeport (including the building completed in the fiscal 2006 first quarter), and $3.1 million was invested (net book value) by Griffin Land in the undeveloped land there. As of December 3, 2005, all of Griffin Land’s existing buildings at Tradeport, other than the building just completed, were mortgaged for an aggregate of approximately $29.0 million.

In 2005, Griffin Land extended leases in the Tradeport covering 76,126 square feet and completed leases for 133,298 square feet of previously vacant space, with 29,733 square feet of space becoming vacant after leases either expired or were terminated. In addition, leases for approximately 69,000 square feet of the 137,000 square foot building recently completed have been executed with tenants taking occupancy in the fiscal 2006 first quarter. In addition to the balance of the building just completed, the only other vacant spaces in the Tradeport are a total of 46,233 square feet in two of Griffin Land’s older industrial buildings and 66,600 square feet of the 137,000 square foot building completed mid year in 2005. Leases scheduled to terminate over the next three years are as follows:

	2006	2007	2008
Square feet of expiring leases	69,563	117,901	126,520
Percentage of currently leased space	13%	22%	24%

Griffin Land currently has a state traffic control certificate, which requires annual renewal, for the development of an aggregate of approximately  1.1 million square feet in the portion of Tradeport located in Windsor, Connecticut (approximately 586 acres). In connection with a proposed land sale (see below) an application has been made to the Connecticut State Traffic Commission for a revised certificate that would permit an aggregate of 2.9 million square feet of space in the portion of Tradeport located in Windsor.

On February 3, 2006 Griffin Land executed a purchase and sale agreement for the sale of approximately 130 acres of undeveloped land in the Tradeport to Walgreen Co. (“Walgreen”). The purchase price is $13 million, before transaction expenses, to be paid in cash at closing. Completion of this transaction is contingent on several factors, including; (i) obtaining all required approvals from governmental authorities for Walgreen’s proposed construction of a distribution facility on the land to be sold; (ii) obtaining a certificate from the Connecticut State Traffic Commission (the “STC Certificate”) approving both the construction of Walgreen’s proposed facility and the construction of additional buildings by Griffin Land having more than an additional one million square feet of light industrial and warehouse space; and (iii) Griffin Land receiving satisfactory site plan approval for the additional square footage to be built under the STC Certificate. Griffin Land’s buildings, if built, would be built over time, based on anticipated demand, on other Tradeport land currently held by Griffin Land. Griffin Land has no presently identified tenants for this additional space. The completion of this transaction is also subject to Walgreen’s satisfactory completion of due diligence on the land to be sold. Obtaining the required approvals and due diligence on this transaction are expected to require a number of months with a closing expected to take place in mid 2006 if all conditions are satisfied. If completed under its present terms, Griffin Land expects to record a substantial pretax gain from this proposed transaction. There is no assurance that this proposed transaction will be completed under its present terms, or at all.

Griffin Land intends to continue to direct its primary efforts in the industrial properties portion of its real estate business with construction and leasing of light industrial and warehouse facilities at the New England Tradeport.

Griffin Center and Griffin Center South

Griffin’s other substantial development is the combination of Griffin Center in Windsor, Connecticut and Griffin Center South in Bloomfield, Connecticut. Together these master planned developments comprise approximately 600 acres, approximately 63% of which have been developed with approximately 2,165,000 square feet of office and industrial space.

Griffin Center currently includes ten office buildings, a light manufacturing building and a small restaurant building built by Griffin Land. Griffin Land currently owns two multi-story office buildings which have an aggregate of 161,000 square feet, a single story 48,346 square foot office building, a light manufacturing building and the small restaurant building. Through fiscal 2002, the two multi-story office buildings were owned by a joint venture in which Griffin Land held a 30% interest. Griffin Land purchased a controlling interest in December 2002 for approximately $8.7 million. As of December 3, 2005, $21.2 million was invested (net book value) in Griffin Land’s buildings in Griffin Center and $1.5 million was invested by Griffin Land in the undeveloped land there. Three of Griffin Land’s existing buildings in Griffin Center are mortgaged for an aggregate of approximately $14.9 million.

As of December 3, 2005, 311,747 square feet in Griffin Center was leased, comprising approximately 82% of Griffin Land’s total space in Griffin Center. In 2005, a tenant that occupied 43,988 square feet in one of Griffin Land’s multi-story office buildings relocated into 32,344 square feet in Griffin Land’s 48,346 square foot single story office building, which resulted in the single story office building becoming fully leased. The space vacated by that tenant is currently vacant. Leases for office space in Griffin Center scheduled to terminate over the next three years are as follows:

	2006	2007	2008
Square feet of expiring leases	7,499	81,424	2,040
Percentage of currently leased space	2%	26%	1%

During 2001, Griffin Land completed a light manufacturing building of 165,000 square feet in Griffin Center for JDS Uniphase Corporation (“JDS”) that was leased to JDS under a fifteen-year lease. Effective in early fiscal 2005, a new tenant replaced JDS on the lease, which was amended to extend its term, terminate certain options and provide the new tenant an option to purchase the building at the higher of $11.5 million or fair market value in 2021. Lease rates under the amended lease are unchanged from the original lease with JDS for the term of the lease with JDS. This transaction resulted in a charge in the 2005 first quarter of approximately $0.2 million for the write-off of certain capitalized costs related to the original lease with JDS. During 2005, the restaurant building in Griffin Center became vacant. Griffin Land is considering various possible redesign and repositioning options for the restaurant facility, which is 7,199 square feet.

Griffin Center South is a 130-acre tract with sixteen buildings of single story office, flex and storage space. Griffin Land currently owns nine buildings with an aggregate of 235,000 square feet, which contain approximately 217,000 square feet of single story office and flex space and 18,000 square feet of storage space. At December 3, 2005, Griffin Land’s aggregate investment (net book value) in its buildings in Griffin Center South was $9.1 million. None of Griffin Land’s properties in Griffin Center South are mortgaged. Undeveloped land remaining in Griffin Center South is sufficient to build at least two additional buildings aggregating approximately 175,000 square feet.

As of December 3, 2005, 141,076 square feet of space in the Griffin Center South buildings owned by Griffin Land was leased, comprising 60% of Griffin Land’s total space in Griffin Center South. In 2005, Griffin Land extended a lease for 11,474 square feet and agreed to the early termination of a lease with a tenant who had leased 22,500 square feet in one of Griffin Land’s buildings in Griffin Center South. The lease that was terminated early was scheduled to run through January 2008, and Griffin Land received $0.3 million in connection with the early termination of that lease. Also in 2005, Griffin terminated a lease for 16,116 square feet in another of Griffin Land’s buildings in Griffin Center South due to the nonpayment of rent by the tenant. Subsequent to the end of fiscal 2005, Griffin received $0.2 million from the guarantor of that lease related to the lease termination. The spaces related to these early terminations are presently vacant. In February 2006, a tenant that leases an aggregate of 33,501 square feet in two Griffin Center South buildings filed for bankruptcy under Chapter 11. The lease agreements run through June 2007 (22,364 square feet) and March 2009 (11,137 square feet), but are expected to be terminated early as a result of the bankruptcy filing. Leases in Griffin Center South scheduled to terminate over the next three years are as follows (before giving effect to the bankruptcy filing):

	2006	2007	2008
Square feet of expiring leases	2,500	64,358	2,368
Percentage of currently leased space	2%	46%	2%

Other Office and Industrial Subdivisions

Two additional parcels appropriate for office or industrial uses are currently marketed for development, including approximately 105 acres in the South Windsor Technology Center and 28 acres in the Day Hill Technology Center in Windsor. On January 20, 2006, Griffin Land entered into a letter of intent with a prospective buyer to sell the undeveloped land in the South Windsor Technology Center. Based on the terms of the letter of intent, Griffin Land’s proceeds from the sale would be approximately $2.7 million, before expenses. Completion of this transaction is subject to several contingencies, including completion of a definitive agreement and the buyer receiving governmental approvals for its proposed development on this site. In addition, on January 30, 2006, Griffin Land entered into a letter of intent with a prospective buyer for the sale of 8 acres in the Day Hill Technology Park. Based on the terms of the letter of intent, Griffin Land’s proceeds from this proposed transaction would be approximately $0.5 million. Completion of this transaction is dependent on several factors, including completion of a definitive agreement. There is no assurance that these transactions will be completed under their current terms, or at all.

Residential Developments

Simsbury

In November 1999, Griffin Land filed plans for the creation of a residential community of 640 homes, called Meadowood, on a 363 acre site in Simsbury, Connecticut. One quarter of these homes were to be deed restricted under Connecticut statutes for affordable housing. The public hearings before the town’s land use commissions on this proposed residential development focused on the density of the proposed development, as well as sewer, wetlands and soil contamination issues arising from prior use of the land for farming, as a result of which certain pesticides remain in the upper portion of the soil. After the conclusion of the public hearings, Griffin Land amended its plan and reduced the number of proposed homes to 371. The town’s land use commissions rejected the amended plan, and Griffin Land filed several separate but related actions appealing the denials of the land use commissions. At the time the original application for Meadowood was filed with the town, Griffin Land’s proposal included a method (which has received support from the Connecticut Department of Environmental Protection) of remediating the soils of the residual pesticides. However, recent soil testing conducted by Griffin Land indicates that the residual pesticides that remain in the soil on much of the Meadowood site are below levels that would require remediation. In December 2002, the trial court for two cases related to Meadowood ruled in favor of Griffin Land. Simsbury appealed those decisions, one of which was affirmed and the other, relating to planning, was reversed in part, due to the failure to have obtained a sewer connection approval for Meadowood, which has now been obtained. Those decisions could require compliance with other court decisions on wetlands conservation and placement of septic systems within the sewer district that could affect the proposed development. Griffin Land appealed an adverse decision on wetlands issues to the Connecticut Supreme Court, which reversed the decision and remanded the case to the trial level court for further consideration. In November 2003, Griffin Land filed a second amendment to its plans for Meadowood, which reduced the density to 298 homes, with certain land reserved for future development, and eliminated most activities in the wetlands and wetland upland areas. The town’s Conservation and Inland Wetlands Commission, which has jurisdiction of wetland issues, denied that application. That denial has been appealed. The litigation regarding the proposed Meadowood residential development remains before the Connecticut courts (see Item 3 Legal Proceedings). As of December 3, 2005, the book value of the land for this proposed development, including design, development and legal costs, was $4.4 million. Management believes that the development costs for Meadowood that have been expended to date will be recovered.

Griffin Land owns another approximately 500 acres in Simsbury, portions of which are zoned residential and other portions of which are zoned industrial. Not all of such land is developable. The industrial land is probably more suited to commercial use. Griffin Land may seek to develop or sell such lands if approvals can be obtained.

Windsor

In 1988, a subsidiary of Griffin Land began infrastructure work at Walden Woods, a 153 acre site in Windsor, Connecticut, which was originally planned to contain approximately 435 residential units. In 2004, Griffin Land completed the sale of the remaining development rights for Walden Woods, and recorded a loss of approximately $0.2 million on that sale. Subsequent to the sale of the remaining development rights, Griffin Land held one remaining Walden Woods residential lot, which was sold in early 2005.

Suffield

In 2003, Griffin Land received approval from the Planning and Zoning Commission of Suffield, Connecticut for the subdivision of 97 acres of contiguous land in Suffield into a development of 50 homes called Stratton Farms. A suit was brought by an adjoining landowner challenging that approval, and Griffin Land was subsequently informed that the required notices posted by the town were not in accordance with applicable requirements. The subdivision plans were resubmitted to the town’s Planning and Zoning Commission in January 2004, were reapproved and were again contested by the adjoining landowner. In September 2005, the Superior Court of Hartford, Connecticut ruled against the appeal by the adjoining landowner. Subsequent to that decision, the adjoining landowner filed a motion for the court to reconsider its decision, but that motion was denied by the court. The land owner then filed a petition for certification of an appeal to the court’s decision, but the court has denied the landowner’s petition.  After the final required permit was received by Griffin Land in the 2005 fourth quarter, Griffin Land started site clearing and construction of the infrastructure for this residential development. Griffin Land expects to begin offerings for sales of residential lots in Stratton Farms in 2006.

Other

Griffin Land leases approximately 500 acres in Connecticut to General Cigar Co., Inc. (“General Cigar”) for tobacco growing at annual rents approximating the land’s annual carrying cost (the “Agricultural Lease”). At the time the Agricultural Lease was executed, both Griffin and General Cigar were wholly-owned subsidiaries of Culbro. The Agricultural Lease, which extends through February 2007, may be terminated by Griffin Land with respect to 100 acres annually, on one year’s prior notice.  The Agricultural Lease may be extended for additional periods.

Griffin Land is evaluating its other properties for residential development over a period of years. Griffin Land anticipates that obtaining subdivision approvals in many of the towns where it holds land appropriate for residential subdivision will be an extended process.

Landscape Nursery Business

The landscape nursery operations of Griffin are operated by its wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”). Imperial is a grower and, to a small extent, broker of wholesale landscape nursery stock. The landscape nursery industry is extremely fragmented, and Imperial believes that its sales volume places it among the twenty largest landscape nursery growers in the country. On January 26, 2001, Imperial completed the sale of its sales and service centers, which provided most of Imperial’s operating profit in prior years. As a result of the sale, the central overhead of Imperial, which could be reduced only in part, is now borne entirely by the growing operation.

Imperial’s container growing operations are located on land owned by Griffin in Connecticut (approximately 445 acres currently used) and land owned by Imperial in northern Florida (approximately 490 acres currently used). Currently, substantially all of the useable contiguous lands suitable for the container-growing operations in Connecticut and a large portion of such land in northern Florida are prepared for container growing operations, however not all available space is being utilized. In fiscal 2004, Imperial completed an expansion of its northern Florida facility, which included improved and expanded shipping capacity, customer service facilities and irrigation and water recycling operations. The expansion of the northern Florida facility was in connection with an increase in production at that facility that was implemented several years ago. A substantial portion of the products that were part of the increased Florida production were of larger sizes, requiring extended growing cycles. Imperial also uses approximately 45 acres of land in Connecticut owned by Griffin to grow liners for transplantation into containers. In the future, that land may be used for real estate development. Imperial has evaluated other land held by Griffin for this use. Some capital expenditures would be required to convert other land for liner growing by Imperial.

Imperial’s growing operations serve a market comprised principally of retail garden centers, wholesale sales and service centers, whose main customers are landscape contractors, and mass merchandisers. Imperial’s major markets are in the Northeast, Mid-Atlantic, the northern portion of the Southeast and the Midwest. Imperial is attempting to expand its distribution to additional parts of the Southeast. Nursery sales are extremely seasonal, peaking in spring, and are strongly affected by commercial and residential building activity and are also materially affected by weather conditions, particularly in the spring planting season. Imperial’s sales are made to a large variety of customers, none of which represented more than 10% of Imperial’s total sales in fiscal 2005 and fiscal 2004. However, aggregate net sales to Imperial’s ten largest customers, including several large mass merchandisers, accounted for 43% of Imperial’s total net sales in fiscal 2005, which was down from 48% of total net sales to Imperial’s ten largest customers in fiscal 2004. Imperial’s supply agreement with Shemin Nurseries, Inc., entered into in conjunction with the sale of the SSCs in 2001, expired on January 26, 2004. Imperial continues to be a supplier to Shemin Nurseries, Inc., although at a lower sales level than when the sales contract was in effect.

Imperial’s inventories consist principally of container-grown plants on its two farms. The largest volume products of Imperial are evergreens, including leyland cypress, many varieties of hollies and flowering shrubs in Florida and rhododendron, evergreens and flowering shrubs in Connecticut. Other major product categories in Florida include nandina, trees, perennials and crepe myrtle. In Connecticut, alberta spruce, perennials and trees are other major products. Container-grown product is held principally from one to five years before it is sold by Imperial. Prior to 2002, Imperial substantially increased its production and sales of perennials that have a much shorter growing cycle than most of the rest of Imperial’s products. Because many perennials were grown for sale by the SSCs, after the sale of the SSCs, the number of perennials grown was reduced starting in 2002. In 2003, Imperial began selling some smaller perennials and a number of other products as one of several licensed growers under the “Novalis” trade name. Imperial has entered into additional licensing agreements which enable it to grow and sell certain varieties available only to certain growers. These programs are directed toward increasing Imperial’s sales to retail garden centers.

Imperial is planning to reduce production at its Florida farm, starting in 2006, which will result in a reduction of the space utilized for growing plants at that facility. The reduction in the space utilized for growing is expected to start in the second half of fiscal 2006 as the number of new plants potted and the step-up of smaller sized plants to larger sizes will be less than they have been over the past several years. This planned reduction in inventory is intended to better match production with expected sales. In Connecticut, although future production may reflect increases and decreases to the numbers of plants grown in current varieties and sizes, overall future utilization at the facility is expected to remain consistent with current utilization.

Imperial is reviewing a variety of approaches to improve its operating results, including changes in the relative quantities of some products currently grown and proposed to be grown and also possible changes in the potting and growing cycles for some of its containerized production. The planned reduction in product to be grown in Florida in order to better align its production with expected sales is part of this effort. In addition, Imperial has sought to increase the percentage of its product sold to retail garden centers. Sales to garden centers generally have more favorable gross margins as compared to sales to mass merchandisers or wholesalers. Also, efforts are being directed at expanding sales in the Southeast which is closer to the Florida farm and would help reduce delivery costs on product shipped into that area from Florida. The field grown liner program in Connecticut is another program directed at reducing plant costs. Any such changes, if successful, taking into account the growing cycles of the related plants, will take a substantial period to be reflected in results of operations to any material extent.

In fiscal 2005, Imperial’s cost of goods sold includes $3.1 million for inventory losses. The inventory losses reflect a higher than normal level of disposals for unsaleable product, increases to inventory reserves because the carrying costs of certain inventories exceed their net realizeable values and the writeoff of certain inventories that will no longer be sold due to changes in product mix at Imperial’s northern Florida operation. The higher charges for unsaleable inventories and net realizeable value issues in fiscal 2005 reflect horticultural problems for certain inventories and the lack of full sell through of certain products which then became unsaleable. In fiscal 2004 and fiscal 2003, inventory charges included in cost of goods sold were $1.1 million and $0.4 million, respectively.

Shipping capacity and shipping expense are major cost concerns. Shipping capacity in Florida has been increased, but may require some additional peaking capacity. Costs of shipping from Florida have been increasing because of higher fuel costs, the need to arrange for the return of some empty trucks to assure that portable shelving units were available for subsequent shipments and that there is an adequate supply of trucks during the peak spring shipping season. In 2004, shipping costs also increased due to new Federal Department of Transportation regulations requiring more off duty hours for truck drivers and making shipments with multiple stops more costly. In 2005, Imperial purchased additional portable shelving units and planned its shipping in ways that reduced the need for returning trucks empty which did save on these costs. In coming years, Imperial expects that a higher portion of its shipping will be made on trucks outfitted with shelves, which will increase shipping expenses.

Investments

Centaur Holdings, plc

The proceeds Griffin received from the March 2004 sale of Centaur included 6,477,150 shares of common stock of Centaur Holdings, approximately 4% of the outstanding common stock of Centaur Holdings at the time of the transaction. Centaur Holdings is a publicly traded company and is listed on the London Stock Exchange. Griffin accounts for its investment in Centaur Holdings as an available-for-sale security. Accordingly, changes in the market value of Griffin’s investment in Centaur Holdings, including both changes in the stock price and changes in the foreign currency exchange rate, are not included in Griffin’s net income but are included in Griffin’s other comprehensive income.

Shemin Acquisition Corporation

The proceeds Griffin received from the 2001 sale of Imperial’s SSCs included approximately 14% of the outstanding common stock of Shemin Acquisition, a privately held company that operated a landscape nursery distribution business and an irrigation supply business through its subsidiaries. In January 2004, Griffin invested an additional $143,000 in Shemin Acquisition and maintained its approximate 14% interest. Imperial accounted for its investment in Shemin Acquisition under the cost method of accounting for investments. On May 31, 2005, Griffin exchanged a portion of its holdings in Shemin Acquisition for common stock in Shemin Nurseries Holding Corp. (“Shemin Nurseries”), which operates a landscape nursery distribution business through its subsidiary that previously was a wholly-owned subsidiary of Shemin Acquisition and then completed the sale of its remaining stock in Shemin Acquisition. Griffin received initial cash proceeds of $5.9 million from that sale. On June 29, 2005, Griffin received a cash distribution of $1.5 million from Shemin Nurseries. Subsequent to these transactions, Shemin Nurseries paid $0.2 million to the buyer of Shemin Acquisition, on behalf of Griffin, for Griffin’s share of the purchase price adjustment related to the determination of Shemin Acquisition’s working capital as of the closing date. Griffin continues to hold its investment in Shemin Nurseries and accounts for this investment under the cost method of accounting for investments.

Linguaphone Group Ltd.

In 1997, Griffin received a 25% equity interest in Linguaphone Group Ltd. (“Linguaphone”) from Centaur. Previously, Linguaphone was a subsidiary of Centaur. In early 1999, a recapitalization of Linguaphone resulted in Griffin’s equity interest being reduced to approximately 14% (11% fully diluted).

Further transactions by Linguaphone reduced Griffin’s equity interest to approximately 3%. Accordingly, Griffin accounted for Linguaphone under the cost method of accounting for investments. In fiscal 2001, Griffin recorded a charge to write down its investment in Linguaphone. In September 2005, Griffin sold all of its equity interest in Linguaphone for nominal consideration.

Financial Information Regarding Industry Segments

See Note 3 to the consolidated financial statements of Griffin included elsewhere herein for certain financial information regarding the landscape nursery business and the real estate business.

Employees

As of December 3, 2005, Griffin employed 223 persons on a full-time basis, including 17 in its real estate business and 202 in its landscape nursery business. At present, none of Griffin’s employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

Competition

The landscape nursery business is competitive, and Imperial competes against a number of other companies, including national, regional and local landscape nursery businesses. Some of Imperial’s competitors in the landscape nursery industry are larger than Imperial. Growers of landscape nursery products compete on the bases of price, product and service quality and product availability.

Numerous real estate developers operate in the portion of Connecticut and Massachusetts in which Griffin’s holdings are concentrated. Some of such businesses may have greater financial resources than Griffin. Griffin’s real estate business competes on the bases of location, price, availability of space, convenience and amenities.

Regulation: Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin Land may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of Griffin’s land may be affected by the presence of chlordane and dieldrin, arising from the prior use of the land for farming on a portion of the land which is intended for residential use. In the event that Griffin Land is unable to adequately remediate any of its land intended for residential use, Griffin Land’s ability to develop such property for its intended purposes would be materially affected.

Griffin Land periodically reviews its properties for the purpose of evaluating such properties’ compliance with applicable state and federal environmental laws. At this time, Griffin Land does not anticipate experiencing, in the next twelve months, material expense in complying with such laws. However, Griffin Land may incur certain remediation costs in the future in connection with its development operations. Such costs are not expected to be significant as compared to expected proceeds of development projects.

ITEM 1A.        RISK FACTORS

Griffin’s real estate and landscape nursery businesses have a number of risk factors. The risk factors discussed below are the ones that management deems to be material, but they may not be the only risks facing Griffin’s businesses. Additional risks not currently known or currently deemed not to be material may also impact Griffin’s businesses.

Risks Associated with Concentration of Real Estate Holdings

Griffin Land’s real estate operations are concentrated in the Hartford, Connecticut area. Adverse changes in the local economy or real estate market could impact Griffin Land’s real estate operations, including the market’s ability to absorb newly constructed space and Griffin Land’s ability to retenant vacant space.

Potential Environmental Liability

Griffin Land has extensive land holdings in Connecticut and Massachusetts. Under federal, state and local environmental laws, ordinances and regulations, Griffin Land may be required to investigate and clean up the effects of releases of hazardous substances or petroleum products at its properties because of its current or past ownership or operation of the real estate. If previously unidentified environmental problems arise, Griffin Land may have to make substantial payments, which could adversely affect its cash flow. As an owner or operator of properties, Griffin Land may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination. The law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination.

Insurance Coverage Does Not Include All Potential Losses in the Real Estate Business

Griffin Land carries comprehensive insurance coverage, including property, fire, terrorism and loss of rental revenue. The insurance coverage contains policy specifications and insured limits. Griffin Land believes its properties are adequately insured. However, there are certain losses that are not generally insured against or that are not fully insured against. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of Griffin Land’s properties, Griffin Land could experience a significant loss of capital invested and potential revenue from the properties affected. Other risks related to Griffin Land’s real estate operations include competition from other available properties in Griffin Land’s area of operation and governmental regulations that affect real estate development, such as local zoning ordinances.

Risks of Agricultural and Environmental Factors

Imperial’s production of plants may be adversely affected by agricultural and environmental factors beyond its control such as a hurricane at its northern Florida location or severe drought conditions. A hurricane at its northern Florida facility could damage Imperial’s facilities and result in a loss of inventory (see Risks of Loss in Landscape Nursery Business Not Covered by Insurance). Imperial’s production facilities could be adversely affected by severe drought conditions. While management believes that Imperial’s Connecticut and northern Florida operations have sufficient water supplies available, a severe drought could impact Imperial’s ability to adequately maintain its inventory. In addition, a severe drought in Imperial’s main sales markets could substantially impact Imperial’s sales.

Other agricultural or environmental factors which could materially impact Imperial’s growing operations are adverse weather conditions, such as freezing conditions (particularly at the northern Florida facility), plant diseases, pests and the improper use of herbicides and pesticides. The occurrence of any one of these factors could materially affect Imperial’s growing operations, and result in a portion of Imperial’s inventory becoming unsalable.

Concentration of Customers

Although no single customer of Imperial accounts for more than 10% of Imperial’s total net sales, Imperial’s ten largest customers, including several mass merchandisers, accounted for 43% of Imperial’s total net sales in fiscal 2005. Management expects that a small number of customers will continue to account for a significant portion of Imperial’s net sales over the next several years. Imperial does not have any material sales contracts with any of its customers. The loss of one of Imperial’s larger customers or the inability to collect accounts receivable from one of Imperial’s larger customers could have an adverse effect on Imperial.

Regulatory Risks

Imperial’s operations are subject to various laws and environmental regulations. The factors to comply with such laws and environmental regulations could result in liabilities being incurred for Imperial’s actions. Recently, there has been an increase in legislation regarding the sale and transportation of plant varieties considered to be “invasive” by state governments. The continuation of such legislation could adversely impact Imperial’s operations by reducing the area where inventories of plants considered to be invasive may be sold or transported.

Risks Associated with the Cost of Raw Materials and Energy Costs

Imperial’s operations could be adversely affected by increases in the cost of growing plants, the costs of certain materials and energy costs. Prices of certain petroleum based materials, such as containers and plastics used in protecting inventory during the winter, have increased as overall petroleum prices have increased. In addition, increases in energy costs and the lack of availability of energy could also adversely impact Imperial’s operations, particularly at Imperial’s Connecticut facility, which uses heat generated from natural gas and propane to maintain certain parts of its inventory during the winter.

Availability of Labor

Labor costs comprise a substantial portion of Imperial’s production costs. Imperial is subject to the Fair Labor Standards Act as well as various federal, state and local regulations that govern matters such as minimum wage requirements, working conditions and worker regulations. As a significant amount of Imperial’s seasonal employees are paid at slightly above minimum wage rates, any increases in such minimum wage rates could adversely impact Imperial’s results. In addition, Imperial depends on a significant amount of seasonal labor, particularly during its peak shipping period in the spring. The lack of the ability to procure such seasonal labor could adversely affect Imperial’s operations.

Availability of Transportation Vendors to Deliver Product

Substantially all of Imperial’s sales are delivered to customers locations using independent contractors for trucking services. The ability to ship products timely, especially during the peak spring shipping season, could be adversely impacted by shortages in available trucking capacity. Significant increases in transportation costs could have a material adverse effect on Imperial’s business, as customers may choose to purchase product from local growers or Imperial may not be able to pass along such increases to customers. The risks regarding transportation, while significant to Imperial’s entire operation, are more acute at its northern Florida facility, because that facility is, on average, more distant from its customers than Imperial’s Connecticut facility.

Risks of Loss in the Landscape Nursery Business Not Covered by Insurance

Imperial carries comprehensive insurance coverage, including property, liability, fire and terrorism on its production facilities and its inventories. The insurance contains policy specifications and insured limits, and does not cover all possible losses that Imperial could incur. For example, Imperial’s insurance that covers its inventory at its northern Florida facility is limited for losses that may occur from wind, such as from a hurricane or tornado.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Land Holdings

Griffin is a major landholder in the State of Connecticut, owning approximately 3,900 acres, and also owns approximately 450 acres of land in Massachusetts. In addition, Griffin owns approximately 1,100 acres in northern Florida, most of the useable portion of which is used for Imperial’s growing operations or is contiguous to such operations.

At December 3, 2005, the book value of undeveloped land holdings, including land improvements, owned by Griffin, principally in the Hartford, Connecticut area, was approximately $13.8 million. Griffin believes the fair market value of such land is substantially in excess of its book value, including land improvements.

A listing of the locations of Griffin’s real estate held for development or sale, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut has been developed, and nursery real estate, is as follows:

Real Estate Held For Development or Sale

Location of Property	Land Area (Acres)
Connecticut
Bloomfield	313
East Granby	150
East Windsor	115
Granby	106
Simsbury	865
South Windsor	103
Suffield	372
Windsor	1,125
Massachusetts
Southwick	436
Florida
Leon County	6
Hillsborough County	1

Nursery Real Estate

Location of Property	Land Area (Acres)
Florida
Quincy	1,066
Connecticut
East Granby	424
Granby	305
Windsor	45
Simsbury	10

Griffin also leases approximately 2,100 square feet in New York City for its executive offices.

As with many companies engaged in real estate investment and development, Griffin holds its real estate portfolio subject to mortgage debt. See Note 5 to Griffin’s consolidated financial statements included in Item 8 for information concerning the mortgage debt associated with Griffin’s properties.

ITEM 3.     LEGAL PROCEEDINGS

As discussed in Item 1, certain parts of Griffin’s property in Simsbury, Connecticut, are affected by the presence of chlordane. Although the various federal, state and local agencies may have an interest in the matter, there are no proceedings known by Griffin to be contemplated by any of these agencies in connection with possible chlordane exceedences on such land.

In 1999, Griffin Land filed land use applications with the land use commissions of Simsbury, Connecticut for Meadowood, a proposed residential development on approximately 363 acres of land. In 2000, Simsbury’s land use commissions issued denials of Griffin Land’s Meadowood application. As a result of those denials, Griffin Land brought several separate, but related, suits appealing those decisions. In 2002, the trial court upheld two of Griffin Land’s appeals and ordered the town’s Planning and Zoning Commissions to approve the Meadowood application. The town appealed those decisions. In 2004, the Connecticut Supreme Court ordered the Zoning Commission to approve the zoning regulations proposed by Griffin Land for Meadowood. The Connecticut Supreme Court also ruled that the denial of the Meadowood application by the Planning Commission can be upheld because Griffin Land had not obtained the required sewer usage permits at the time the application was made to the Planning Commission. The required sewer usage permits for Meadowood have been subsequently obtained. Also in 2004, the Connecticut Supreme Court reversed a lower court decision that had denied Griffin Land a wetlands permit, and remanded the case to Superior Court for further proceedings to determine if a wetlands permit must be issued. On June 6, 2005, the Superior Court ruled that Griffin Land must again apply to the town’s Conservation and Inland Wetlands Commission for a wetlands permit for its proposed Meadowood development. However, the wetlands case has been accepted for review by the Connecticut Appellate Court, and is currently pending there.

In 2004, the Planning and Zoning Commission of Suffield, Connecticut approved Griffin Land’s proposed residential development known as Stratton Farms. An owner of certain land adjacent to Stratton Farms then filed an appeal of the approval issued by the town’s land use commission. On September 26, 2005, the Superior Court of Hartford, Connecticut denied the appeal by the adjoining landowner. On November 1, 2005, the Superior Court denied the adjoining landowner’s motion for reconsideration. The adjoining landowner filed a petition for certification of an appeal to the Connecticut Appellate Court on November 18, 2005. Griffin Land filed an objection on November 23, 2005. On February 8, 2006, the Appellate Court denied the landowner’s petition.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the Nasdaq National Market:

	1st		2nd		3rd		4th
	Quarter		Quarter		Quarter		Quarter
	High	Low	High	Low	High	Low	High	Low
2005	$28.92	$24.30	$27.35	$23.75	$26.00	$23.50	$26.00	$22.70
2004	$20.50	$14.20	$28.50	$18.00	$25.75	$22.02	$28.00	$22.02

On February 1, 2006, the number of record holders of common stock of Griffin was approximately 437, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the Nasdaq National Market on such date was $29.00 per share.

Dividend Policy

From the Distribution in 1997 through fiscal 2005, Griffin has not paid any dividends. Griffin’s current policy is to retain any earnings to finance the operation and expansion of its businesses.

Securities Authorized For Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	540,673	$13.00	268,832

Note:   There are no equity compensation plans that were not approved by security holders.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth selected statement of operations data for fiscal years 2001 through 2005 and balance sheet data as of the end of each fiscal year. The selected financial data for fiscal 2003, fiscal 2004 and fiscal 2005 are derived from the audited consolidated financial statements included in Item 8 of this report. The selected financial data for fiscal 2002 were derived from the audited consolidated financial statements for that year. The selected financial data for fiscal 2001 were derived from unaudited restated consolidated financial statements. The restatement of the consolidated financial statements for fiscal 2001 was done in conjunction with a restatement of the consolidated financial statements for fiscal years 2000 through 2004, which was completed in fiscal 2005.

	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$41,889	$41,270	$37,119	$33,024	$31,014
Operating loss	(4,761)	(3,994)	(1,923)	(2,115)	(3,215)
Gain on sale of Shemin Acquisition Corporation	3,235	—	—	—	—
Gain on sale of Centaur Communications, Ltd	—	51,107	—	—	—
Gain on sale of Sales & Service Centers	—	—	—	—	9,469
(Loss) income before equity investment (a)(b)	(1,368)	30,660	(2,959)	(717)	1,425
Net (loss) income	(1,368)	30,988	(2,526)	2,925	1,072
Basic net (loss) income per share	(0.27)	6.31	(0.52)	0.60	0.22
Diluted net (loss) income per share	(0.27)	6.06	(0.53)	0.53	0.21
Balance Sheet Data:
Total assets	188,650	176,890	145,298	132,368	123,587
Working capital	74,921	71,442	22,640	34,291	31,095
Long-term debt (including current portion)	44,219	32,334	42,165	26,547	16,448
Stockholders’ equity	132,857	134,130	96,901	99,008	96,454

(a)           Loss before equity investment in fiscal 2002 includes an income tax benefit of $1.5 million for the reversal of an accrual for income taxes as a result of the favorable settlement of tax examinations of prior years.

(b)          Income before equity investment in fiscal 2001 includes a pretax charge of $2.2 million to write-down the value of Griffin’s investment in Linguaphone Group Ltd. That investment was sold in fiscal 2005 for nominal proceeds.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated financial statements of Griffin include the accounts of Griffin’s Connecticut and Massachusetts based real estate business (“Griffin Land”) and Griffin’s subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”). Through March 9, 2004, Griffin had an equity investment in Centaur Communications, Ltd. (“Centaur”), a privately held magazine publishing business based in the United Kingdom. On March 10, 2004, Griffin completed the sale of its investment in Centaur and recorded a substantial gain. The proceeds from that sale included cash and stock in the acquiring company, Centaur Holdings, plc (“Centaur Holdings”). Griffin continues to hold its investment in Centaur Holdings and accounts for that investment as an available-for-sale security.

The notes to Griffin’s consolidated financial statements included in Item 8 contain a summary of the significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements. However, in the opinion of management, because of the relative magnitude of Griffin’s inventories and real estate assets, accounting methods and estimates related to those assets are critical to the preparation of Griffin’s consolidated financial statements. In many other cases, however, Griffin must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. The following is a review of the more significant accounting estimates and methods used by Griffin:

Investments: Griffin classifies its investments in debt and equity securities that have readily determinable fair values based upon management’s intent regarding each security. If there is a decline in fair value of available-for-sale securities, Griffin evaluates whether such decline is other than temporary.

Accounts receivable: Management estimates future recoverability of its accounts receivable based on an account’s aging, payment history and financial condition.

Inventories: In applying the principle of the lower of cost or market using the average cost method for nursery stock, management must estimate the future recoverability of certain parts of the inventory that have not matured as planned. Such estimates are based on the physical characteristics of the nursery stock in question and potential sales outlets.

Deferred tax assets: In applying SFAS No. 109 “Accounting for Income Taxes,” management estimates future taxable income from operations, the sale of appreciated assets and tax planning strategies in determining if it is more likely than not that Griffin will realize the benefits of its deferred tax assets.

Impairment of Long-Lived Assets: Griffin evaluates the carrying value of its long-lived assets in relation to their fair values, operating performance and future undiscounted cash flows. In connection with Griffin’s real estate business, development costs that have been capitalized are reviewed periodically for future recoverability.

Summary

In fiscal 2005, Griffin incurred a net loss of $1.4 million, as compared to net income of $31.0 million in fiscal 2004. Fiscal 2004 net income included a $52.2 million pretax gain from the sale of Centaur and a related foreign currency exchange gain. Fiscal 2005 included a $3.2 million pretax gain from the sale of Shemin Acquisition Corp.

In fiscal 2005, Griffin incurred a consolidated operating loss of $4.8 million as compared to a consolidated operating loss of $4.0 million in fiscal 2004. Operating profit at Griffin Land increased in fiscal 2005 as compared to fiscal 2004, principally due to gains from property sales in fiscal 2005. The increase in operating profit at Griffin Land was more than offset by an increase in Imperial’s operating loss and higher general corporate expense. Imperial’s operating loss for fiscal 2005 increased over its fiscal 2004 operating loss principally due to higher cost of goods sold in fiscal 2005, reflecting higher inventory charges related to unsaleable inventories and the writedown of certain inventories to their net realizable values. Higher general corporate expense in fiscal 2005 reflects costs incurred in preparing to comply with Section 404 of the Sarbanes-Oxley Act and costs incurred for the restatement of prior years’ financial statements, which was completed in the fiscal 2005 fourth quarter. Consolidated interest expense was lower in fiscal 2005 as compared to fiscal 2004 due to the paydown in fiscal 2004 of the amount outstanding under Griffin’s credit agreement with a portion of the cash proceeds received from the sale of Centaur.

Results of Operations

Fiscal 2005 Compared to Fiscal 2004

Griffin’s consolidated total revenue increased from $41.3 million in fiscal 2004 to $41.9 million in fiscal 2005, reflecting increases of approximately $0.4 million at Griffin Land and approximately $0.2 million at Imperial.

Revenue at Griffin Land increased from $13.8 million in fiscal 2004 to $14.2 million in fiscal 2005. The increase of approximately $0.4 million reflects an increase of $1.1 million in revenue from leasing operations partially offset by a decrease of approximately $0.7 million in property sales revenue, which decreased from $3.0 million in fiscal 2004 to $2.6 million in fiscal 2005. Property sales revenue in fiscal 2004 included $3.1 million from the sale of the remaining development rights at Walden Woods. Property sales revenue in fiscal 2005 included a sale of undeveloped commercial land and several sales of undeveloped residential land.

Griffin Land’s revenue from leasing operations increased from $10.6 million in fiscal 2004 to $11.7 million in fiscal 2005. The $1.1 million increase principally reflects $0.6 million from new leases in fiscal 2005, $0.6 million from leases that were in place for the entire year in fiscal 2005 as compared to being effective for only a portion of fiscal 2004 and $0.3 million from a tenant in connection with an early termination of a lease, partially offset by a $0.4 million decrease in rental revenue as a result of vacancies in fiscal 2005. At the end of fiscal 2005, Griffin Land owned 1,266,000 square feet of industrial, flex and office space, with 989,000 square feet (78%) leased, as compared to 933,000 square feet (83%) leased of Griffin Land’s 1,129,000 square feet at the end of fiscal 2004. The increase in total space in fiscal 2005 as compared to fiscal 2004 reflects a 137,000 square foot industrial building that was completed and came on line in mid 2005. The increase in space leased principally reflects leasing approximately 50% of that new 137,000 square foot industrial building. Market activity, based on inquiries from potential tenants, in the area where Griffin’s properties are located increased in the early part of fiscal 2005 as compared to the previous year, especially for industrial space. However, market activity softened in the second half of fiscal 2005, as evidenced by a decline in inquiries from prospective tenants.

Total revenue at Imperial increased from $27.4 million in fiscal 2004 to $27.7 million in fiscal 2005. Although there was a slight increase in revenue in fiscal 2005 as compared to fiscal 2004, unit sales volume was 7% lower in fiscal 2005 as compared to fiscal 2004. The effect of the decline in unit sales volume was more than offset by selling, on average, larger size material in fiscal 2005, overall improved pricing and increased delivery charges. The improved pricing reflects, in part, increased sales to Imperial’s independent garden center customer segment, which has more favorable pricing than Imperial’s mass merchant and wholesaler and landscaper customer segments.

Griffin incurred a consolidated operating loss of $4.8 million in fiscal 2005, as compared to a consolidated operating loss of $4.0 million in fiscal 2004. The lower operating results reflect an approximately $1.5 million increase in Imperial’s operating loss and an increase of approximately $0.7 million in general corporate expense, partially offset by an increase of approximately $1.5 million in operating profit at Griffin Land.

Operating profit at Griffin Land increased from $0.8 million in fiscal 2004 to $2.3 million in fiscal 2005, reflecting the following:

	Fiscal 2005	Fiscal 2004
	(amounts in thousands)
Rental revenue	$11,663	$10,574
Revenue from property sales	2,565	3,275
Total revenue	14,228	13,849
Costs related to rental revenue excluding depreciation and amortization (a)	4,663	3,968
Costs related to property sales	646	3,428
Total costs excluding depreciation and amortization	5,309	7,396
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	7,000	6,606
Gain (loss) from property sales	1,919	(153)
General and administrative expenses excluding depreciation and amortization expense (a)	(2,685)	(2,334)
Profit before depreciation and amortization expense	6,234	4,119
Depreciation and amortization expense related to costs of rental revenue	(3,861)	(3,285)
Depreciation and amortization expense–other	(33)	(8)
Operating profit	$2,340	$826

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

Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased from $6.6 million in fiscal 2004 to $7.0 million in fiscal 2005. The $1.1 million increase in rental revenue was partially offset by an increase of $0.7 million in building operating expenses, principally reflecting a $0.2 million increase in snow removal expenses, a $0.1 million increase in utility expenses and charge of $0.2 million to write-off capitalized costs related to a lease that was terminated in the first quarter of the current year. The lease termination was related to a new longer-term lease with a new tenant for that building with lease rates that are equal to the rental rates that Griffin Land would have received over the remaining term of the terminated lease.

Griffin Land’s gain from property sales was $1.9 million in fiscal 2005 as compared to a loss of approximately $0.2 million in fiscal 2004. The gain on property sales in fiscal 2005 reflected sales of undeveloped commercial and residential land that had low cost bases. Fiscal 2004 reflected a loss of $0.2 million on the sale of the remaining development rights at Griffin Land’s Walden Woods residential development because of the high cost basis of that development and the writeoff of $0.2 million of costs on two potential land sale transactions that did not take place, partially offset by the gain of $0.3 million from the sale of undeveloped residential land.

Griffin Land’s general and administrative expenses increased from $2.3 million in fiscal 2004 to $2.7 million in fiscal 2005. The increase of approximately $0.4 million principally reflects an increase of $0.2 million in bad debt expense and increases aggregating $0.2 million in all other general and administrative expenses. Depreciation and amortization expense increased from $3.3 million in fiscal 2004 to $3.9 million in fiscal 2005. The increase of $0.6 million reflects $0.4 million for the accelerated depreciation of tenant improvements and amortization of intangible assets as a result of the early termination of a lease of office space in fiscal 2005, depreciation on tenant improvements related to new leases in fiscal 2005 and depreciation expense on the new 137,000 square foot industrial building placed in service in mid 2005. The early termination of the lease was agreed to by Griffin Land because that tenant relocated to another of Griffin Land’s office buildings.

Imperial incurred an operating loss of $3.7 million in fiscal 2005 as compared to an operating loss of $2.2 million in fiscal 2004, as follows:

	Fiscal 2005	Fiscal 2004
	(amounts in thousands)
Net sales and other revenue	$27,661	$27,421
Cost of goods sold	(26,719)	(25,093)
Gross profit	942	2,328
Selling, general and administrative expenses	(4,622)	(4,480)
Operating loss	$(3,680)	$(2,152)

Imperial’s operating loss in fiscal 2005 increased over its fiscal 2004 operating loss due principally to higher cost of goods sold, reflecting increased inventory charges in the current year. In fiscal 2005, cost of goods sold included $3.1 million of charges related to disposals for unsalable inventories, inventories expected to be sold below their carrying values and charges to reserve for inventories that will not be sold as a result of production plan changes made in fiscal 2005. Inventory charges included in fiscal 2004 cost of goods sold were approximately $1.1 million. Excluding the additional inventory charges in both periods, Imperial’s gross margin on sales increased from 12.7% in fiscal 2004 to 14.5% in fiscal 2005, principally reflecting improved pricing in the current year as a result of an increase in sales to independent garden center customers. In addition, increased delivery charges to customers and slightly lower delivery costs also contributed to the improved gross margins on sales in fiscal 2005 as compared to fiscal 2004. Although Imperial is seeking to improve its operations and eliminate charges for excess disposals of unsaleable inventory, there is no assurance that such charges will be eliminated in future periods. Imperial’s selling, general and administrative expenses increased by approximately $0.1 million in fiscal 2005 as compared to fiscal 2004, principally reflecting higher consulting costs in fiscal 2005. As a percentage of net sales, selling, general and administrative expenses increased from 16.3% in fiscal 2004 to 16.7% in fiscal 2005.

Griffin’s general corporate expense increased from $2.7 million in fiscal 2004 to $3.4 million in fiscal 2005. The increase principally reflects $0.4 million for preparations to comply with Section 404 of the Sarbanes-Oxley Act, $0.5 million for higher legal and audit expenses due mostly to the restatement of prior year financial statements that was completed in the 2005 fourth quarter, $0.1 million for increased donation costs and $0.1 million for a retrospective insurance charge related to a former affiliate of Griffin. These increases in general corporate expense were partially offset by lower compensation expenses in fiscal 2005, as fiscal 2004 included $0.6 million of incentive compensation expense as compared $0.2 million of incentive compensation expense in fiscal 2005.

In fiscal 2005, Griffin sold its common stock in Shemin Acquisition Corporation for cash proceeds of $5.7 million, resulting in a pretax gain of $3.2 million. Immediately prior to the sale, Griffin exchanged a portion of its Shemin Acquisition common stock for common stock of Shemin Nurseries Holdings Corp. (“Shemin Nurseries”), which operates a landscape nursery distribution business through its subsidiary.

Griffin has retained its interest in Shemin Nurseries. See Note 9 to the consolidated financial statements in Item 8.

In fiscal 2004, Griffin completed the sale of its investment in Centaur to Centaur Holdings, plc (“Centaur Holdings”), a newly formed company. Griffin received cash proceeds of $68.9 million after transaction expenses of $1.5 million but before income tax payments. In addition to the cash proceeds, Griffin received 6,477,150 shares of common stock of Centaur Holdings, which was valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time. Griffin recorded a pretax gain of $51.1 million on the sale and a foreign currency exchange gain of $1.1 million related to the sale. In connection with the Centaur transaction, substantially all of the stock options of Centaur were exercised immediately prior to the closing of the Centaur transaction, which resulted in Griffin’s ownership being reduced from 35% to 32%. The gain of approximately $2.3 million that resulted from the dilution of Griffin’s ownership is included in the gain on the sale of that investment. In addition, Griffin recorded other comprehensive income of $5.4 million at the time of the transaction in fiscal 2004, reflecting the difference, net of tax, between the value of Griffin’s investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur that remained as a result of receiving the Centaur Holdings common stock as a part of the sale proceeds. In fiscal 2004, subsequent to the transaction, Griffin recorded an other comprehensive loss of $0.2 million reflecting changes in the market price of the common stock of Centaur Holdings and changes in the foreign currency exchange rate, each net of taxes, during that time period. In fiscal 2005, Griffin recorded an other comprehensive loss of $0.5 million, reflecting the change in the value of Centaur Holdings common stock and the change in the foreign currency exchange rate, each net of taxes.

Griffin’s consolidated interest expense decreased from $2.9 million in fiscal 2004 to $2.4 million in fiscal 2005. The lower interest expense in fiscal 2005 principally reflects the prior year’s interest expense including $0.3 million for the accelerated amortization of debt issuance costs as a result of the termination of Griffin’s credit agreement and $0.2 million of interest for borrowings under the credit agreement before it was terminated in fiscal 2004. Griffin repaid the amount outstanding under the credit agreement with a portion of the cash proceeds from the sale of Centaur. In addition, in fiscal 2005, $0.3 million of interest was capitalized as compared to a minimal amount of capitalized interest in fiscal 2004. The increase in capitalized interest reflects a greater amount of construction activity in fiscal 2005 as compared to fiscal 2004. Partially offseting the reduction in interest expense from the termination of the credit agreement in fiscal 2004 and the higher amount of capitalized interest in fiscal 2005, was interest expense on a new $12.7 million nonrecourse mortgage, which was completed in fiscal 2005. Griffin’s average outstanding debt in fiscal 2005 was $36.8 million as compared to $36.4 million in fiscal 2004.

Griffin had $1.3 million of interest income, dividend income and gains on short-term investments in fiscal 2005 as compared to $0.5 million in fiscal 2004. The increase reflects Griffin having short-term investments for the entire year in fiscal 2005 as compared to only a portion of fiscal 2004 and generally higher short-term interest rates in fiscal 2005.

Griffin’s effective income tax benefit rate was 47.1% for fiscal 2005 as compared to an effective income tax rate of 33.0% for fiscal 2004. The effective tax rate for fiscal 2005 reflects a federal tax rate of 35%, the reversal of a valuation allowance of $0.3 million related to a deferred tax asset and the effect of state income tax benefits. The deferred tax asset related to a basis difference in Griffin’s investment in Linguaphone Group Ltd., which was sold in the fiscal 2005 fourth quarter.  The fiscal 2004 effective tax rate reflects a 35% rate for federal income taxes adjusted for state income taxes and certain tax credits related to foreign income taxes paid by Centaur. In addition, fiscal 2004 included the release of an income tax liability of $0.2 million upon completion of tax examinations of prior years.

Fiscal 2004 included equity income of $0.3 million through the date of Griffin’s sale of its investment in Centaur. There was no equity income from Centaur in fiscal 2005.

Fiscal 2004 Compared to Fiscal 2003

Griffin’s consolidated total revenue increased from $37.1 million in fiscal 2003 to $41.3 million in fiscal 2004. The increase in total revenue reflects increases in revenue of approximately $3.5 million at Griffin Land and approximately $0.6 million at Imperial.

Revenue at Griffin Land increased from $10.3 million in fiscal 2003 to $13.8 million in fiscal 2004, principally reflecting an increase in revenue of $3.3 million from property sales. The 2004 property sales included $3.0 million from the sale of Griffin Land’s remaining development rights at its Walden Woods residential development in Windsor, Connecticut and two smaller sales of residential land. There were no property sales in fiscal 2003.

Griffin Land’s revenue from leasing operations increased $0.3 million in fiscal 2004 as compared to fiscal 2003 as rental revenue from new leases, including two new tenants in the 117,000 square foot industrial building that was completed near the end of fiscal 2003 and partially leased in 2004, was partially offset by the effect of vacancies in space that was leased in fiscal 2003 but was unleased for most or all of fiscal 2004. During fiscal 2004, Griffin Land released 77,988 square feet and signed new leases for 96,296 square feet and had leases for 18,241 square feet which were terminated without a replacement tenant. At the end of fiscal 2004, Griffin Land owned 1,129,000 square feet of industrial, flex and office space, with 933,000 square feet (83%) leased, as compared to 858,000 (76%) of Griffin Land’s 1,129,000 square feet leased at the end of fiscal 2003. The increase in space leased principally reflects the partial leasing of the new building discussed above. Market activity, based on inquiries from potential tenants, in the area where Griffin’s properties are located increased in 2004 as compared to 2003, especially for industrial space. Inquiries by prospective tenants and requests for proposals for both office and industrial space were strong at the end of 2004 into mid 2005.

Total revenue at Imperial increased from $26.8 million in fiscal 2003 to $27.4 million in fiscal 2004. Unit sales volume in fiscal 2004 declined 4.5% from the unit sales volume in fiscal 2003. The effect of the decline in unit sales volume in fiscal 2004 was more than offset by increased sales to Imperial’s garden center customer segment, which generally have higher per unit selling prices than units sold to Imperial’s other customer segments.

Griffin incurred a consolidated operating loss of $4.0 million in fiscal 2004 as compared to a consolidated operating loss of $1.9 million in fiscal 2003. The lower operating results reflect decreases of approximately $0.4 million and approximately $0.6 million at Griffin Land and Imperial, respectively, and an increase of approximately $1.1 million in general corporate expense.

Operating profit at Griffin Land decreased from $1.3 million in fiscal 2003 to $0.8 million in fiscal 2004, reflecting the following:

	Fiscal 2004	Fiscal 2003
	(amounts in thousands)
Rental revenue	$10,574	$10,316
Revenue from property sales	3,275	—
Total revenue	13,849	10,316
Costs related to rental revenue excluding depreciation and amortization (a)	3,968	3,546
Costs related to property sales	3,428	—
Total costs excluding depreciation and amortization	7,396	3,546
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	6,606	6,770
Loss on property sales	(153)	—
General and administrative expenses excluding depreciation and amortization expense (a)	(2,334)	(2,188)
Profit before depreciation and amortization expense	4,119	4,582
Depreciation and amortization expense related to costs of rental revenue	(3,285)	(3,245)
Depreciation and amortization expense–other	(8)	(76)
Operating profit	$826	$1,261

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

Griffin Land’s overall loss from property sales reflects a loss of $0.2 million on the sale of the remaining development rights at Griffin Land’s residential development, Walden Woods, in Windsor, Connecticut, and the writeoff of $0.2 million of costs on two potential property sale transactions that did not take place, partially offset by a gain of $0.3 million from sales of undeveloped residential land. The increase of approximately $0.1 million in general and administrative expenses excluding depreciation and amortization expense reflects higher salary and benefit expenses.

Imperial’s operating loss increased from $1.6 million in fiscal 2003 to $2.2 million in fiscal 2004, as follows:

	Fiscal 2004	Fiscal 2003
	(amounts in thousands)
Net sales and other revenue	$27,421	$26,803
Cost of goods sold	(25,093)	(24,025)
Gross profit	2,328	2,778
Selling, general and administrative expenses	(4,480)	(4,359)
Operating loss	$(2,152)	$(1,581)

The $0.6 million increase in Imperial’s operating loss was due principally to a $1.1 million charge for unsaleable inventories in fiscal 2004 as compared to a charge of $0.4 million for unsaleable inventories in fiscal 2003. The increased charge for unsaleable inventories in fiscal 2004 was principally due to disease and other horticultural issues caused by excessive rainfall in the summer and early fall at Imperial’s northern Florida operation, insufficient sell through on certain inventories, particularly smaller size fast growing products at Imperial’s Connecticut operation, and production plan changes whereby certain young liner plants will not be grown into larger sizes. Inventories of the smaller sized products are planned to be much lower in fiscal 2005 than they were in fiscal 2004.

Excluding the additional charges for unsaleable inventories in both years, Imperial’s gross margins on sales increased from 11.9% in fiscal 2003 to 12.7% in fiscal 2004. The increase in gross margins, excluding those charges, principally reflected the improved pricing in fiscal 2004 that resulted from selling a greater percentage of higher priced plants to garden center customers.

Imperial’s selling, general and administrative expenses increased from $4.4 million in fiscal 2003 to $4.5 million in fiscal 2004. As a percentage of net sales, Imperial’s selling, general and administrative expenses were 16.3% of net sales in both fiscal 2003 and fiscal 2004. An increase in selling expenses of $0.3 million in fiscal 2004 as compared to fiscal 2003 was mostly offset by lower marketing and general and administrative expenses. The higher selling expenses reflect higher salesperson compensation expense and higher bad debt expense. The increase in salesperson compensation expense reflects an increased headcount of salespersons and an increase in commissions due to the improved pricing and higher sales to customer segments that generate higher commissions. The increase in bad debt expense reflects the Chapter 11 filing by Frank’s Nursery & Crafts, Inc. (“Frank’s”), one of Imperial’s larger customers. Imperial’s bad debt expense on the Frank’s bankruptcy was mitigated by the subsequent sale of its claim, which recovered a significant percentage of the total amount due from Frank’s at the time it declared bankruptcy. The lower marketing expenses principally reflect the inclusion in fiscal 2003 of expenses related to the introduction of plants to be sold under the new “Novalis” trade name. The lower general and administrative expenses reflect lower donation and contribution expenses.

Griffin’s general corporate expense increased from $1.6 million in fiscal 2003 to $2.7 million in fiscal 2004. The increase principally reflects incentive compensation expense of $0.6 million in fiscal 2004 as compared to no incentive compensation expense in fiscal 2003. In addition, general corporate expense increased $0.2 million for capital based state and local taxes and $0.2 million for increased audit expenses.

In fiscal 2004, Griffin completed the sale of its investment in Centaur to Centaur Holdings, a newly formed company. Griffin received cash proceeds of $68.9 million after transaction expenses of $1.5 million but before income tax payments. In addition to the cash proceeds, Griffin received 6,477,150 shares of common stock of Centaur Holdings, which was valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time. Griffin was prohibited from selling its Centaur Holdings common stock for six months from the transaction date. That restriction lapsed in the 2004 fourth quarter. Griffin recorded a pretax gain of $51.1 million on the sale and a foreign currency exchange gain of $1.1 million related to the sale. In connection with the Centaur transaction, substantially all of the stock options of Centaur were exercised immediately prior to the closing of the Centaur transaction, which resulted in Griffin’s ownership being reduced from 35% to 32%. The gain of approximately $2.3 million that resulted from the dilution of Griffin’s ownership is included in the gain on the sale of that investment. In addition, Griffin recorded other comprehensive income of $5.4 million at the time of the transaction, reflecting the difference, net of tax, between the value of Griffin’s investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur that remained as a result of receiving the Centaur Holdings common stock as a part of the sale proceeds. Subsequent to the transaction, Griffin recorded an other comprehensive loss of $0.2 million reflecting changes in the market price of the common stock of Centaur Holdings and changes in the foreign currency exchange rate.

Griffin’s consolidated interest expense increased from $2.8 million in fiscal 2003 to $2.9 million in fiscal 2004. Higher interest expense in the 2004 first quarter as compared to the 2003 first quarter and the accelerated amortization of $0.3 million of unamortized debt issuance costs related to the termination of Griffin’s credit agreement was offset by lower interest expense in the balance of the year as a result of the paydown of the entire amount outstanding under the credit agreement with a portion of the proceeds from the sale of Centaur. Griffin’s average outstanding debt in fiscal 2004 was $36.4 million as compared to $39.7 million in fiscal 2003.

Griffin had $0.5 million of interest income, dividend income and gains on short-term investments in fiscal 2004 from the investment of the remaining proceeds from the sale of Centaur, after repaying the Credit Agreement debt and making estimated income tax payments.

Griffin’s effective income tax provision rate was 33.0% for fiscal 2004, as compared to an effective income tax benefit rate of 36.8% in fiscal 2003. The 2004 effective income tax provision rate principally reflects a 35% rate for federal income taxes adjusted for certain tax credits related to foreign income taxes paid by Centaur and a basis difference on that investment. In addition, the fiscal 2004 effective tax rate includes the release of an income tax liability of $0.2 million upon completion of tax examinations of prior years. The effective income tax benefit rate for fiscal 2003 reflects a 34% rate for federal income taxes adjusted for state income taxes.

Griffin’s fiscal 2004 results include equity income of $0.3 million through the date of Griffin’s sale of its investment in Centaur, as compared to equity income of $0.4 million in fiscal 2003. Griffin’s 2003 equity income included a charge, of which Griffin’s allocable share was $0.5 million, to accrue future costs (less expected sublease income) for an operating lease of office space that was no longer used by Centaur. Excluding the effect of the charge of future lease costs, the lower equity results reflected the sale of Griffin’s investment early in fiscal 2004 as compared to recording equity income for the entire year in fiscal 2003.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash used in operating activities decreased from $46.9 million in fiscal 2004 to $12.8 million in fiscal 2005. The $34.1 million decrease in net cash used in operating activities principally reflects a decrease of $19.4 million of cash used to acquire trading securities in fiscal 2005 as compared to fiscal 2004 and the effect of income tax payments of $16.0 million in fiscal 2004. There were no net income tax payments made in fiscal 2005.

In fiscal 2005, net cash used in investing activities was $6.8 million, as compared to net cash provided by investing activities of $65.0 million in fiscal 2004. Net cash provided by investing activities in fiscal 2004 included cash proceeds of $69.9 million from the sale of Centaur and a related foreign currency exchange gain and $3.0 million of cash proceeds from property sales. Fiscal 2005 includes cash proceeds of $7.4 million from the sale of Griffin’s investment in Shemin Acquisition and a subsequent distribution from Griffin’s remaining investment in Shemin Nurseries Holding Corp. and cash proceeds of $2.5 million from property sales. Cash used for additions to real estate held for sale or lease increased from $7.2 million in fiscal 2004 to $16.3 million in fiscal 2005, reflecting increased investment in Griffin Land’s real estate business as a result of the completion of construction in mid 2005 of a 137,000 square foot industrial building in the Tradeport that had been started in fiscal 2004, the construction of another 137,000 square foot industrial building in the Tradeport that was started in fiscal 2005 and substantially completed at the end of the year and tenant improvements by Griffin Land related to several new leases executed in the current year. Additions to property and equipment, principally for Imperial were $0.7 million in fiscal 2005 and $0.6 million in fiscal 2004. The fiscal 2005 expenditures were principally to purchase additional portable shelving units that are used on trucks in delivering product to customers. The additional shelving units contributed to reducing freight costs in fiscal 2005 by reducing the number of empty trucks required to return to Imperial’s Florida location in order to have shelving units available for another shipment during the peak spring shipping season. The fiscal 2004 additions at Imperial were principally for completion of the expansion of its Florida operations.

Net cash provided by financing activities was $12.0 million in fiscal 2005 as compared to net cash of $9.2 million used in financing activities in fiscal 2004. The net cash provided by financing activities in fiscal 2005 includes the proceeds from executing a $12.7 million nonrecourse mortgage on two industrial buildings in the Tradeport. This new mortgage has an interest rate of 5.46% and a ten year term with payments based on a thirty year amortization schedule. In addition, the exercise of stock options in fiscal 2005 generated $0.5 million of cash. Partially offsetting these items was $0.9 million used to reduce outstanding mortgage debt and $0.3 million of cash used for debt issuance costs. The net cash used in financing activities in fiscal 2004 principally reflects the repayment of all of Griffin’s outstanding borrowings under its credit agreement with a portion of the cash proceeds Griffin received from the sale of Centaur. The credit agreement was subsequently terminated in fiscal 2004 after the repayment was made.

In the near-term, Griffin plans to continue to invest in its real estate business. As a result of the recent completion of new leases for industrial space, Griffin Land intends to begin construction in fiscal 2006, on speculation, of the shell of another industrial building in the Tradeport. The cost of site work in the portion of Tradeport where this new building and several other future Tradeport buildings will be located is expected to be higher than site costs incurred on previous Tradeport construction. Griffin Land expects to continue to build out the interiors of its other buildings as leases are completed and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.

On February 3, 2006, Griffin Land  executed a purchase and sale agreement to sell to Walgreen Co. (“Walgreen”) approximately 130 acres of undeveloped land in the Tradeport. The purchase price is $13 million, before transaction expenses, to be paid in cash at closing. Completion of this transaction is contingent on several factors, including: (i) obtaining all required approvals from governmental authorities for Walgreen’s proposed construction of a distribution facility on the land to be sold; (ii) obtaining a certificate from the Connecticut State Traffic Commission (the “STC Certificate”) approving both the construction of Walgreen’s proposed facility and the construction of additional buildings by Griffin Land having more than an additional one million square feet of light industrial and warehouse space; and (iii) Griffin Land receiving satisfactory site plan approval for the additional square footage to be built under the STC Certificate. Griffin Land’s buildings, if built, would be built over time based on anticipated demand, on other Tradeport land currently held by Griffin Land. Griffin Land has no presently identified tenants for this additional space. The completion of this transaction is also subject to Walgreen’s satisfactory completion of due diligence on the land to be sold. Obtaining the required approvals and due diligence on this transaction are expected to require a number of months with a closing expected to take place in mid 2006 if all conditions are satisfied. If completed under its present terms, Griffin Land expects to record a substantial pretax gain from this proposed transaction. There is no assurance that this proposed transaction will be completed under its present terms, or at all.

In 2004, Griffin Land received approval for its proposed residential development, Stratton Farms, in Suffield, Connecticut. An owner of certain land adjacent to Stratton Farms filed an appeal of the approvals issued by the town’s land use commissions. A court ruling denied that appeal, and the owner of the adjacent land requested a hearing. That request was also denied by the court and the owner filed a petition for certification of an appeal of the court’s decision. The court then denied the landowner’s petition. Griffin Land started infrastructure work on this residential development in the 2005 fourth quarter, as all required permits were received. Griffin Land expects to continue with the infrastructure work in fiscal 2006. Griffin Land expects to begin offerings for sales of residential lots of this planned 50 unit residential subdivision in fiscal 2006. Griffin Land is also continuing development activities to obtain approvals for its proposed residential development in Simsbury, Connecticut. Griffin Land intends to proceed with other residential development plans on its land holdings that are also appropriate for that use.

Griffin’s payments (including principal and interest) under contractual obligations as of December 3, 2005 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$65.4	$3.9	$7.8	$14.1	$39.6
Capital Lease Obligations	0.3	0.1	0.2	—	—
Operating Lease Obligations	0.5	0.2	0.3	—	—
Purchase Obligations (1)	3.9	3.9	—	—	—
Other (2)	1.6	—	—	—	1.6
	$71.7	$8.1	$8.3	$14.1	$41.2

(1)          Includes obligations for tenant improvement work for new leases at Griffin Land and for the purchase of raw materials by Imperial.

(2)          Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of December 3, 2005, Griffin had cash and short-term investments of approximately $42.2 million. Management believes that the significant amount of cash and short-term investments will be sufficient to finance the working capital requirements of its businesses and fund continued investment in Griffin’s real estate assets for the foreseeable future. Griffin Land may also continue to seek nonrecourse mortgage placements on selected properties. Griffin also anticipates seeking to purchase either or both land and buildings with a substantial portion of its cash and short-term investment balances. There are no specific real estate acquisitions planned at this time. Such acquisitions may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of ARB No. 43, Chapter 4).” This new standard requires the recognition of abnormal inventory costs related to idle facility expenses, freight, handling costs and spoilage as period costs. SFAS No. 151 will be effective for Griffin in fiscal 2006 and is not expected to have a material impact on Griffin’s financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This new standard supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires an issuer to recognize the cost of employee services received in exchange for an award of equity instruments. Therefore, the cost of rewarding individuals with equity instruments will be recognized in Griffin’s financial statements rather than disclosed in a pro forma statement in the financial statement footnotes. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 related to the valuation of share-based payment arrangements under SFAS No. 123R. SFAS No. 123R will be effective for Griffin in the first quarter of fiscal 2006. Management expects to adopt SFAS 123R in the 2006 first quarter using the modified prospective method, and expects that the adoption of SFAS No. 123R will decrease Griffin’s annual basic and diluted per share results by $0.01 to $0.04 per share.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). This Statement amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”). APB No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 was effective for Griffin in the fourth quarter of fiscal 2005 and did not have an impact on Griffin’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” (“Fin No. 47”). Fin No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets. Fin No. 47 will be effective for Griffin in fiscal 2006. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the improved return on assets of Imperial’s operations, construction and leasing of additional facilities in the real estate business, approval of proposed residential subdivisions, or completion of property sales currently under contract. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin’s mortgage interest rates and related principal payment requirements are described in Note 5 to the consolidated financial statements included in Item 8. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin did not have any variable rate debt outstanding during the fiscal year ended December 3, 2005.

Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk. Griffin’s short-term investments generally consist of debt instruments with maturities ranging from one to ten months, with a weighted average maturity of approximately six months as of December 3, 2005. These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

Griffin does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that Griffin will not use them as a means to manage interest rate risk in the future.

In connection with the sale of its investment in Centaur in the fiscal year ended November 27, 2004, Griffin entered into a foreign currency exchange forward contract with Fleet National Bank to hedge Griffin’s exposure to the short-term fluctuation in the foreign currency exchange rate between the time the definitive agreement on the sale of Centaur was completed and the closing of the transaction and receipt of the sale proceeds. Griffin fulfilled its obligation under the contract with the proceeds from the sale of Centaur.

Griffin does not have foreign currency exposure in operations. Griffin does have an investment in a public company, Centaur Holdings, plc based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRIFFIN LAND & NURSERIES, INC

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Dec. 3, 2005	Nov. 27, 2004	Nov. 29, 2003
Landscape nursery net sales	$27,661	$27,421	$26,803
Rental revenue and property sales	14,228	13,849	10,316
Total revenue	41,889	41,270	37,119
Costs of landscape nursery sales	26,719	25,093	24,025
Costs related to rental revenue and property sales	9,170	10,681	6,771
Total costs of goods sold	35,889	35,774	30,796
Gross profit	6,000	5,496	6,323
Selling, general and administrative expenses	10,761	9,490	8,246
Operating loss	(4,761)	(3,994)	(1,923)
Gain on sale of Shemin Acquisition Corporation	3,235	—	—
Gain on sale of Centaur Communications, Ltd.	—	51,107	—
Foreign currency exchange gain	—	1,070	—
Interest expense	(2,392)	(2,902)	(2,800)
Interest income, dividend income and gains on short-term investments	1,334	500	39
(Loss) income before income tax (benefit) provision and equity investment	(2,584)	45,781	(4,684)
Income tax (benefit) provision	(1,216)	15,121	(1,725)
(Loss) income before equity investment	(1,368)	30,660	(2,959)
Equity income from Centaur Communications, Ltd.	—	328	433
Net (loss) income	$(1,368)	$30,988	$(2,526)
Basic net (loss) income per common share	$(0.27)	$6.31	$(0.52)
Diluted net (loss) income per common share	$(0.27)	$6.06	$(0.53)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	Dec. 3, 2005	Nov. 27, 2004
ASSETS
Current Assets
Cash and cash equivalents	$ 1,207	$ 8,827
Short-term investments, net	40,985	30,173
Accounts receivable, less allowance of $311 and $188	2,696	2,162
Inventories, net	33,184	32,184
Deferred income taxes	1,770	1,572
Other current assets	3,228	3,423
Total current assets	83,070	78,341
Real estate held for sale or lease, net	78,401	65,675
Property and equipment, net	10,686	11,310
Investment in Centaur Holdings, plc	10,440	11,290
Other assets	6,053	10,274
Total assets	$ 188,650	$ 176,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$ 1,060	$ 855
Accounts payable and accrued liabilities	7,089	6,044
Total current liabilities	8,149	6,899
Long-term debt	43,159	31,479
Deferred income taxes	780	1,758
Other noncurrent liabilities	3,705	2,624
Total liabilities	55,793	42,760
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 4,999,604 and 4,959,162 shares issued and outstanding, respectively	50	50
Additional paid-in capital	95,339	94,699
Retained earnings	32,809	34,177
Accumulated other comprehensive income, net of tax	4,659	5,204
Total stockholders’ equity	132,857	134,130
Total liabilities and stockholders’ equity	$ 188,650	$ 176,890

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
For the Fiscal Years Ended December 3, 2005, November 27, 2004 and November 29, 2003
(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income (Loss)
Balance at November 30, 2002	4,864,916	$49	$93,372	$5,715	$(128)	$99,008
Exercise of employee stock options	12,000	—	20	—	—	20
Other comprehensive income	—	—	—	—	399	399	$399
Net loss	—	—	—	(2,526)	—	(2,526)	(2,526)
Balance at November 29, 2003	4,876,916	49	93,392	3,189	271	96,901	$(2,127)
Exercise of employee stock options including tax benefit of $308	82,246	1	1,307	—	—	1,308
Other comprehensive income	—	—	—	—	4,933	4,933	$4,933
Net income	—	—	—	30,988	—	30,988	30,988
Balance at November 27, 2004	4,959,162	50	94,699	34,177	5,204	134,130	$35,921
Exercise of employee stock options including tax benefit of $171	40,442	—	640	—	—	640
Other comprehensive loss	—	—	—	—	(545)	(545)	$(545)
Net loss	—	—	—	(1,368)	—	(1,368)	(1,368)
Balance at December 3, 2005	4,999,604	$50	$95,339	$32,809	$4,659	$132,857	$(1,913)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Fiscal Years Ended,
	Dec. 3, 2005	Nov. 27, 2004	Nov. 29, 2003
Operating activities:
Net (loss) income	$(1,368)	$30,988	$(2,526)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of Centaur Communications, Ltd.	—	(51,107)	—
Depreciation and amortization	5,289	4,639	4,616
Gain on sale of Shemin Acquisition Corporation	(3,235)	—	—
Tax payment included in other comprehensive income	—	(1,061)	—
Gain on foreign exchange contract	—	(1,070)	—
Provision for inventory losses	3,078	1,149	410
Income from equity investment	—	(328)	(433)
Deferred income taxes	(871)	652	(1,704)
Amortization of debt issuance costs	67	415	179
(Gain) loss on sale of properties	(1,919)	153	—
Unrealized gains on trading securities	(128)	(71)	—
Provision for bad debts	281	68	14
Real estate asset write-offs	301	—	—
Changes in assets and liabilities which (decreased) increased cash:
Short-term investments	(10,684)	(30,102)	—
Accounts receivable	(815)	(253)	64
Inventories	(4,078)	(937)	(1,642)
Other current assets	321	(956)	468
Accounts payable and accrued liabilities	871	152	626
Lease inducement payment	—	—	(1,169)
Other, net	105	725	241
Net cash used in operations	(12,785)	(46,944)	(856)
Investing activities:
Proceeds from the sale of Centaur Communications, Ltd., net of expenses	—	68,852	—
Acquisitions of real estate held for sale or lease	(15,947)	(7,230)	(6,185)
Proceeds from sale of Shemin Acquisition Corporation	5,721	—	—
Proceeds from sale of properties, net of expenses	2,469	3,016	—
Proceeds from distribution from Shemin Nurseries Holding Corp.	1,673	—	—
Acquisitions of property and equipment	(729)	(603)	(736)
Acquisition of a controlling interest in real estate joint venture, net of cash acquired of $16	—	—	(7,702)
Proceeds from foreign exchange contract	—	1,070	—
Other, net	—	(143)	—
Net cash (used in) provided by investing activities	(6,813)	64,962	(14,623)
Financing activities:
Increase in debt	12,700	1,500	16,225
Payments of debt	(936)	(11,550)	(706)
Exercise of stock options	469	1,000	20
Debt issuance costs	(255)	—	(66)
Other, net	—	(159)	—
Net cash provided by (used in) financing activities	11,978	(9,209)	15,473
Net (decrease) increase in cash and cash equivalents	(7,620)	8,809	(6)
Cash and cash equivalents at beginning of year	8,827	18	24
Cash and cash equivalents at end of year	$1,207	$8,827	$18

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”). All intercompany transactions have been eliminated.

Through March 9, 2004, Griffin held an investment in Centaur Communications, Ltd. (“Centaur”) which it accounted for under the equity method of accounting for investments. Centaur reported on a June 30 fiscal year in accordance with generally accepted accounting principles in the United Kingdom. However, Griffin reported its share of equity in Centaur’s earnings (losses) based upon Griffin’s fiscal year. Griffin converted Centaur’s financial statements to accounting principles generally accepted in the United States of America and translated balance sheet information at the exchange rate as of the balance sheet date and used the average exchange rates over the respective periods to translate the statements of operations. On March 10, 2004 Griffin completed the sale of Centaur (see Note 2).

Business Segments

Griffin is engaged in the landscape nursery and real estate businesses. Griffin’s real estate division, Griffin Land, builds, leases and manages commercial and industrial properties and develops residential subdivisions on its land in Connecticut and Massachusetts. Imperial, Griffin’s subsidiary in the landscape nursery segment, is engaged in growing plants in containers which are sold principally to mass merchandisers, home centers, garden centers, wholesalers and landscape contractors.

Fiscal Year

Griffin’s fiscal year ends on the Saturday nearest November 30. Fiscal 2005 ended December 3, 2005 and contained 53 weeks. Fiscal years 2004 and 2003 each contained 52 weeks and ended November 27, 2004 and November 29, 2003, respectively. The effect of an additional week in fiscal 2005 as compared to fiscal 2004 and fiscal 2003 was not material to Griffin’s results of operations or cash flows.

Cash and Cash Equivalents

Cash equivalents are composed of highly liquid investments with insignificant interest rate risk and an original maturity of three months or less, and are recorded at market. For the fiscal years ended December 3, 2005 and November 27, 2004, $1,188 and $8,791, respectively, of the cash and cash equivalents included on Griffin’s consolidated balance sheets were held in the form of money market funds.

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

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies (Continued)

Griffin’s investment in the common stock of Centaur Holdings, plc (“Centaur Holdings”) is accounted for as an available-for-sale security under SFAS No. 115, whereby increases or decreases in the value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, are included in other comprehensive income (loss).

Through May 30, 2005, Griffin had an investment in Shemin Acquisition Corporation (“Shemin Acquisition”) which it received as part of the consideration in the fiscal 2001 sale of a portion of Imperial’s landscape nursery business. Griffin accounted for its investment in Shemin Acquisition under the cost method of accounting for investments. On May 31, 2005, Griffin exchanged a portion of its investment in Shemin Acquisition for common stock of Shemin Nurseries Holding Corp. (“Shemin Nurseries”), which operates a landscape nursery distribution business through its subsidiary. Griffin then sold its remaining investment in Shemin Acquisition. Griffin’s investment in Shemin Nurseries Holding Corp. (“Shemin Nurseries”) is accounted for under the cost method of accounting for investments, and is included in other assets on Griffin’s balance sheet (see Note 9).

Griffin’s investment in a real estate joint venture is accounted for under the equity method. This investment is included in other assets on Griffin’s balance sheet.

Inventories

Griffin’s inventories are stated at the lower of cost or market using the average cost method. Nursery stock includes certain inventories which will not be sold or used within one year. It is industry practice to include such inventories in current assets.

Stock-Based Compensation

Griffin accounts for stock options using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148, which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation. Griffin’s reported results would have been the following pro forma amounts under the method prescribed by SFAS No. 123:

	For the Fiscal Years Ended,
	Dec. 3, 2005	Nov. 27 2004	Nov. 29 2003
Net (loss) income, as reported	$(1,368)	$30,988	$(2,526)
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(95)	(125)	(267)
Net (loss) income, pro forma	$(1,463)	$30,863	$(2,793)
Adjusted net (loss) income for computation of diluted per share results, pro forma	$(1,463)	$30,825	$(2,836)
Basic net (loss) income per common share, as reported	$(0.27)	$6.31	$(0.52)
Basic net (loss) income per common share, pro forma	$(0.29)	$6.28	$(0.57)
Diluted net (loss) income per common share, as reported	$(0.27)	$6.06	$(0.53)
Diluted net (loss) income per common share, pro forma	$(0.29)	$6.03	$(0.58)

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies (Continued)

The weighted average fair values of each option granted during fiscal 2005, fiscal 2004 and fiscal 2003, were $11.15, $11.59, and $5.63, respectively, estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model to calculate the fair value of each option:

	For the Fiscal Years Ended,
	Dec. 3, 2005	Nov. 27, 2004	Nov. 29, 2003
Expected volatility	44.1%	48.0%	47.0%
Range of risk free interest rates	3.8%	3.9%	2.4-3.0%
Expected option term (in years)	5	5	5
Dividend yield	none	none	none

Property and Equipment

Property and equipment are carried at cost. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Repair and maintenance costs are expensed as incurred.

Upon disposal of property, plant and equipment, the appropriate accounts are reduced by the related costs and accumulated depreciation. The resulting gains or losses are reflected in the consolidated statements of operations.

Real Estate Held for Sale or Lease

Real estate held for sale or lease is carried at cost. Interest is capitalized during the construction period of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Repair and maintenance costs are expensed as incurred.

Upon disposal of real estate held for sale or lease, the appropriate accounts are reduced by the related costs and accumulated depreciation. The resulting gains or losses are reflected in the consolidated statements of operations.

Impairment of Investments in Long-Lived Assets

Griffin periodically reviews its long-lived assets to determine if there are indicators of impairment. When indicators of impairment are present, Griffin evaluates the carrying value of the assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Griffin adjusts the net book value of an underlying asset if its fair value is determined to be less than its book value.

Griffin also periodically reviews the recoverability of its development costs, including expected remediation costs on current projects, that are included in real estate held for sale or lease. To the extent that carrying value exceeds the fair value of a project’s development costs, an impairment loss is recorded. There were no impairment losses recorded in the fiscal years ended December 3, 2005, November 27, 2004 and November 29, 2003.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies (Continued)

Revenue and Gain Recognition

In the landscape nursery business, sales and the related cost of sales are recognized upon shipment of products. Sales returns are not material. All amounts billed to customers for shipping and handling are included in net sales and the costs of shipping and handling are included in cost of sales.

In the real estate business, revenue includes rental revenue from Griffin Land’s commercial and industrial properties and proceeds from property sales. Rental revenue is accounted for in accordance with SFAS No. 13, “Accounting for Leases.” Gains on property sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” based on the specific terms of each sale.

Income Taxes

Griffin provides for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. Griffin and its subsidiaries file a consolidated federal income tax return.

Goodwill and Other Intangible Assets

At the beginning of fiscal 2003, Griffin adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is no longer amortized, but is subject to periodic tests for impairment based upon fair values. Accordingly, there is no amortization of goodwill included in Griffin’s results from its equity investment in Centaur in fiscal 2003 and in fiscal 2004 through the date Griffin sold its investment in Centaur. Griffin did not incur a charge for impairment upon adoption of SFAS No. 142.

Griffin’s other intangible assets consist principally of the value of above-market and below-market leases, in-place leases and customer relationships with tenants recorded in connection with Griffin’s acquisition in fiscal 2003 of a controlling interest in a joint venture that owned two multi-story office buildings. Amortization of the value of above-market and below-market leases, included in rental revenue, is determined on a straight-line basis over the lease terms. Amortization of the value of in-place leases, included in costs related to rental revenue, is determined on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants, included in costs related to rental revenue, is determined on a straight-line basis over the lease terms and anticipated renewal periods. These intangible assets are included in other assets on Griffin’s balance sheet.

Environmental Matters

Environmental expenditures are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies (Continued)

not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. There were no liabilities recorded related to environmental assessments as of December 3, 2005 and November 27, 2004.

Fair Value of Financial Instruments

The amounts included in the financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The amounts included in the financial statements for short-term investments are carried at their fair values in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The fair values of Griffin’s other financial instruments are discussed in Note 5.

Earnings Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The calculation of diluted net income (loss) per common share includes adjusting Griffin’s outstanding shares assuming the conversion of all potentially dilutive Griffin stock options and adjusting Griffin’s net income (loss) to include the effect of stock options outstanding at Griffin’s equity investee, Centaur, for the 100 day period from December 1, 2003 through March 9, 2004 and for fiscal 2003.

Risks and Uncertainties

Griffin’s future results of operations involve a number of risks and uncertainties. Factors that could affect Griffin’s future operating results and cause actual results to vary materially from historical results include, but are not limited to, the geographical concentration of Griffin Land’s real estate holdings, the effect of weather on the landscape nursery business, credit risk and market risk.

Griffin Land’s real estate holdings are currently concentrated in the Hartford, Connecticut area. Changes in the local economy could adversely impact Griffin Land’s leasing operations.

Imperial’s inventory and sales are subject to risk from drought or excessive rain. The landscape nursery business is highly seasonal, with the majority of sales occurring in the spring (Griffin’s fiscal second quarter). Adverse weather during the peak spring selling season could impact landscape nursery sales. In fiscal 2005, Imperial shipped a relatively minor amount of product to a customer on a consignment basis, whereby Imperial was exposed to risk of inventory loss while the product was in the customers’ possession. Shipments of product on consignment may increase in the future.

Griffin Land and Imperial conduct business based on periodic evaluations of their customers’ financial condition and generally do not require collateral. These evaluations require significant judgment and are based on multiple sources of information such as historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. Although no single customer of Imperial accounts for more than 10% of Imperial’s total net sales, Imperial’s ten largest customers, including several mass merchandisers, accounted for 43% of Imperial’s

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies (Continued)

total net sales in fiscal 2005. Management expects that a small number of customers will continue to account for a significant portion of Imperial’s net sales over the next several years. Imperial does not have any material sales contracts with any of its customers. The loss of one of Imperial’s larger customers or the inability to collect accounts receivable from one of Imperial’s larger customers could have an adverse effect on Imperial.

Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents and short-term investments. Cash equivalents generally consist of overnight investments that are not significantly exposed to interest rate risk, and short-term investments consist of debt instruments with maturities principally less than twelve months that are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). This Statement amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”). APB No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 was effective for Griffin in the fourth quarter of fiscal 2005 and did not have an impact on Griffin’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This new standard supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies (Continued)

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143),” (“Fin No. 47”). Fin No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets. Fin No. 47 will be effective for Griffin in fiscal 2006. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

2.   Sale of Centaur Communications, Ltd

On March 10, 2004, Griffin completed the sale of its equity investment in Centaur to a newly formed company, Centaur Holdings. At the time of the sale, Griffin held 5,428,194 B Ordinary shares of Centaur common stock, representing approximately 32% of Centaur’s outstanding common stock. The sale agreement between Griffin, holders of A Ordinary shares of Centaur and the holder of C Ordinary shares of Centaur (collectively, the “Sellers”) and Centaur Holdings contains certain warranties. Warranty claims by Centaur Holdings must first exceed £1 million in the aggregate (approximately $1.7 million based on the foreign currency exchange rate in effect at December 3, 2005) before the Sellers are required to make any payments. The warranty period expired on September 30, 2005, except for warranties related to income taxes and pension liabilities, which expire on September 30, 2010. To date, there have not been any warranty claims made. In conjunction with this transaction, Centaur Holdings completed an initial public offering of its common stock, which is currently trading on the London Stock Exchange.

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

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

2.   Sale of Centaur Communications, Ltd (Continued)

Included in Griffin’s pretax income for fiscal 2004 is a gain on the sale of Centaur of $51.1 million and a foreign currency exchange gain of $1.1 million related to the sale (see Note 10). In connection with the Centaur transaction, substantially all of the stock options of Centaur were exercised immediately prior to the closing of the transaction, which resulted in Griffin’s ownership being reduced from 35% to 32%. The gain of approximately $2.3 million that resulted from the dilution of Griffin’s ownership is included in the gain on the sale of that investment. Griffin’s remaining investment in Centaur Holdings is recorded based on the fair market value of that investment. At the time of the sale, approximately $5.4 million was reported as other comprehensive income, reflecting the difference, net of tax, between the estimated fair market value of Griffin’s investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur that remained as a result of receiving Centaur Holdings common stock as part of the sale proceeds. From the date of the transaction through November 27, 2004, Griffin recorded an other comprehensive loss of $0.2 million reflecting the reduction, net of tax, of the fair market value of Centaur Holdings. In fiscal 2005, Griffin recorded an other comprehensive loss of $0.5 million, reflecting changes in the stock price of Centaur Holdings and in the foreign currency exchange rate, net of taxes (see Note 10).

Prior to the sale, Griffin accounted for its investment in Centaur under the equity method of accounting for investments. The unaudited summarized financial data of Centaur presented below were derived from consolidated financial information of Centaur for the 100 day period from December 1, 2003 through March 9, 2004 and the twelve month period ended November 30, 2003. Griffin’s equity income for the 100 day period from December 1, 2003 through March 9, 2004 and fiscal 2003 included $101 and $369, respectively, in each period for amortization of publishing rights. Griffin’s equity income from Centaur also reflects adjustments necessary to present Centaur’s results for the respective periods in accordance with generally accepted accounting principles in the United States of America.

	From Dec. 1, 2003	Twelve Months
	through	Ended
	Mar. 9, 2004	Nov. 30, 2003
Net sales	$31,972	$102,973
Costs and expenses	29,753	97,540
Operating profit	2,219	5,433
Nonoperating expenses	(319)	(2,511)
Pretax income	1,900	2,922
Income tax provision	670	1,507
Net income	$1,230	$1,415

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

2.   Sale of Centaur Communications, Ltd (Continued)

A reconciliation of Centaur’s income to Griffin’s equity income as reflected on the statements of operations is as follows:

	For the Period
	Dec. 1, 2003	Twelve Months
	through	Ended
	Mar. 9, 2004	Nov. 30, 2003
Griffin’s equity share of Centaur’s net income (approximately 35%)	$429	$495
Amortization of publishing rights	(101)	(369)
Restatement of earnings (see below)	—	216
Other	—	91
Griffin’s equity income	$328	$433

In Centaur’s fiscal year ended June 30, 2003, Centaur recorded a tax expense and a deferred tax liability of $883 related to an error pertaining to its fiscal year ended June 30, 1996. Such expense was reflected in Centaur’s results for the twelve month period ended November 30, 2003 as set forth above, which results were used by Griffin to record its equity share of Centaur’s earnings. In recording its equity share of Centaur’s earnings for Griffin’s year ended November 30, 2003, Griffin excluded its $216 equity share of this 1996 expense and restated its investment in Centaur and corresponding equity (additional paid-in capital) by $216 as of November 27, 1999, the earliest balance sheet date reported in Griffin’s fiscal 2003 financial statements.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

3.   Industry Segment Information

Griffin’s reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin’s export sales and transactions between segments are not material.

	For the Fiscal Years Ended,
	Dec. 3, 2005	Nov. 27, 2004	Nov. 29, 2003
Net sales and other revenue
Landscape nursery product sales	$27,661	$27,421	$26,803
Real estate sales and rental revenue	14,228	13,849	10,316
	$41,889	$41,270	$37,119
Operating profit (loss)
Landscape nursery	$(3,680)	$(2,152)	$(1,581)
Real estate	2,340	826	1,261
Industry segment totals	(1,340)	(1,326)	(320)
General corporate expense	(3,421)	(2,668)	(1,603)
Operating loss	(4,761)	(3,994)	(1,923)
Gain on sale of Shemin Acquisition Corporation	3,235	—	—
Gain on sale of Centaur Communications, Ltd.	—	51,107	—
Foreign currency exchange gain	—	1,070	—
Interest expense	(2,392)	(2,902)	(2,800)
Interest income, dividend income and gains on short-term investments	1,334	500	39
(Loss) income before income tax (benefit) provision and equity investment	$(2,584)	$45,781	$(4,684)

	Dec. 3, 2005	Nov. 27, 2004	Nov. 29, 2003
Identifiable assets
Landscape nursery	$46,109	$50,330	$50,904
Real estate	86,699	73,451	70,484
Industry segment totals	132,808	123,781	121,388
General corporate (consists primarily of investments)	55,842	53,109	23,910
	$188,650	$176,890	$145,298

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

3.   Industry Segment Information (Continued)

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Dec. 3, 2005	Nov. 27, 2004	Nov. 29, 2003	Dec. 3, 2005	Nov. 27, 2004	Nov. 29, 2003
Landscape nursery	$752	$729	$799	$1,393	$1,346	$1,295
Real estate	16,212	8,642	6,221	3,894	3,293	3,321
Industry segment totals	16,964	9,371	7,020	5,287	4,639	4,616
General corporate	7	—	—	2	—	—
	$16,971	$9,371	$7,020	$5,289	$4,639	$4,616

Revenue of the real estate segment in the fiscal years ended December 3, 2005 and November 27, 2004 includes property sales revenue of $2,565 and $3,275, respectively. There were no property sales in the fiscal year ended November 29, 2003. Revenue of the real estate segment in the fiscal years ended December 3, 2005, November 27, 2004 and November 29, 2003 also includes other miscellaneous revenue of $101, $110 and $121, respectively. Interest expense in the fiscal years ended December 3, 2005, November 27, 2004 and November 29, 2003 includes $2,305, $2,365 and $2,249, respectively, of interest on nonrecourse mortgage loans of the real estate segment.

See Note 2 regarding the sale of Centaur in fiscal 2004 and Note 9 for information on Griffin’s investment in Centaur Holdings.

4.   Income Taxes

Griffin’s income tax (benefit) provision and deferred tax assets and liabilities in the accompanying financial statements have been calculated in accordance with SFAS No. 109 “Accounting for Income Taxes.” The income tax (benefit) provision for fiscal 2005, fiscal 2004 and fiscal 2003 are summarized as follows:

	For the Fiscal Years Ended,
	Dec. 3, 2005	Nov. 27, 2004	Nov. 29, 2003
Current federal	$(366)	$14,622	$(111)
Current state and local	21	(153)	90
Deferred federal	(719)	641	(1,483)
Deferred state and local	(152)	11	(221)
Total income tax (benefit) provision	$(1,216)	$15,121	$(1,725)

In addition, in fiscal 2005, a deferred tax asset of $305 was included as a credit to Griffin’s other comprehensive loss, and in fiscal 2004, a deferred tax liability of $1,818 was included as a charge to Griffin’s other comprehensive income. The credit for deferred taxes included in Griffin’s other comprehensive loss for fiscal 2005 related to the mark to market adjustment on Griffin’s investment in Centaur Holdings. In fiscal 2004, such charges related to the deferred gain on the sale of Centaur and the mark to market adjustment on Griffin’s investment in Centaur Holdings.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

4.   Income Taxes (Continued)

The reasons for the differences between the United States statutory income tax rates and the effective tax rates are shown in the following table:

	For the Fiscal Years Ended,
	Dec. 3, 2005	Nov. 27, 2004	Nov. 29, 2003
Tax (benefit) provision at statutory rates	$(904)	$16,023	$(1,593)
State and local taxes	(85)	67	(149)
Reversal of valuation allowance	(250)	—	—
Foreign tax credits and Section 78 gross-up	—	(2,911)	—
Basis difference on investment in Centaur Holdings	—	2,231	—
Reversal of accrued tax liability	—	(238)	—
Tax liability adjustments	—	19	—
Permanent items	17	12	12
Other	6	(82)	5
Total income tax (benefit) provision	$(1,216)	$15,121	$(1,725)

The reversal of the valuation allowance in fiscal 2005 reflects the utilization of the deferred tax asset related to a write-down of Linguaphone Group, Ltd. (“Linguaphone”) recorded in a prior year as a result of the fourth quarter sale of Griffin’s investment in Linguaphone. The capital loss realized on the sale will be utilized by reducing capital gains recognized in the current year. The reversal of an accrual for income tax liability in fiscal 2004 reflects the favorable settlement of a tax examination of earlier years. The tax examination was made on tax returns filed by Culbro Corporation (“Culbro”), Griffin’s parent company prior to the distribution (the “Distribution”) of Griffin common stock to Culbro’s stockholders in 1997. The accrual for income taxes was assumed by Griffin from Culbro at the time of the Distribution for unresolved tax examinations of earlier years. Under a Tax Sharing Agreement between Griffin and Culbro, Griffin remained liable after the Distribution for tax assessments related to certain items included on Culbro’s consolidated income tax returns. The Tax Sharing Agreement provided, among other things, for the allocation between Culbro and Griffin of federal, state, local and foreign tax liabilities for all periods that Griffin was a wholly-owned subsidiary of Culbro. With respect to the consolidated tax returns filed by Culbro, the Tax Sharing Agreement provides that Griffin remained liable for any amounts that Culbro would have been required to pay with respect to any deficiencies assessed through the date that the common stock of Griffin was distributed to Culbro shareholders, generally as if Griffin had filed separate tax returns.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

4.   Income Taxes (Continued)

The significant components of Griffin’s current deferred tax asset and noncurrent deferred tax liability are shown below.

	Dec. 3, 2005	Nov. 27, 2004
Inventories	$1,974	$1,456
Prepaid insurance	(219)	—
Allowance for doubtful accounts	117	71
Other	(102)	45
Current deferred tax asset	$1,770	$1,572

	Dec. 3, 2005	Nov. 27, 2004
Deferred gain on sale of Centaur	$(1,950)	$(1,950)
Depreciation	(1,759)	(2,013)
Deferred revenue	768	455
Investment in Shemin Nurseries Holding Corp.	727	—
Deferred gain on sale of SSCs	—	576
Retirement benefit plans	638	518
Mark to market adjustment to other comprehensive income (loss) on investment in Centaur Holdings	437	132
Write-down of investment	—	175
State net operating loss credit carryforwards	318	335
Other	41	14
Noncurrent deferred tax liability	$(780)	$(1,758)

At December 3, 2005, Griffin had state net operating loss carryforwards of $10.5 million, principally in Connecticut, which will not expire for seventeen years. Realization of the tax benefits related to these state net operating losses and the state effective tax rate at which these benefits will be realized is dependent upon management’s projections of future results of operations. Differences between forecasted and actual future operating results could adversely impact Griffin’s ability to realize tax benefits from these state net operating losses. Therefore, the deferred tax assets relating to state net operating loss carryforwards could be reduced in the near term if estimates of future taxable income are reduced. Although realization of these deferred tax assets is not assured, Griffin believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

Griffin has been informed by the Internal Revenue Service (the “IRS”) that the IRS intends to examine Griffin’s fiscal 2004 income tax return.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

5.   Long-Term Debt

Long-term debt includes:

	Dec. 3, 2005	Nov. 27, 2004
Nonrecourse mortgages:
8.54% due July 1, 2009	$7,761	$7,842
6.08% due January 1, 2013	9,244	9,433
6.30% due May 1, 2014	1,320	1,436
5.46% due July 1, 2015	12,644	—
8.13% due April 1, 2016	5,674	5,853
7.0% due October 1, 2017	7,273	7,410
Total nonrecourse mortgages	43,916	31,974
Capital leases	303	360
Total	44,219	32,334
Less: current portion	(1,060)	(855)
Total long-term debt	$43,159	$31,479

The annual principal payment requirements under the terms of the mortgages for the fiscal years 2006 through 2010 are $930, $996, $1,064, $8,500 and $1,098, respectively. The aggregate book value of land and buildings under the mortgages was $42.8 million at December 3, 2005.

On July 7, 2005, a subsidiary of Griffin completed a mortgage for $12.7 million on two of its industrial buildings. This new mortgage has an interest rate of 5.46% and a ten year term, with payments based on a thirty year amortization schedule. The mortgage is nonrecourse, however, Griffin entered into a master lease with its subsidiary for the space in the mortgaged buildings that was not leased to third-party tenants at the inception of the new mortgage (the “Initial Vacant Space”). As Griffin Land enters into approved leases for the Initial Vacant Space, the master lease between Griffin and its subsidiary on that portion of the Initial Vacant Space will be terminated.

In fiscal 2004, Griffin repaid the entire amount then outstanding ($18.4 million) under its credit agreement using a portion of the cash proceeds received from the sale of Centaur (see Note 2) and subsequently terminated the credit agreement, which was scheduled to expire in February 2005. Accordingly, the write off of unamortized debt issuance costs of approximately $0.3 million is included in interest expense in fiscal 2004. Also in fiscal 2004, a subsidiary of Griffin completed an amendment to its mortgage (the “Mortgage Amendment”) on two industrial buildings in Windsor, Connecticut. The Mortgage Amendment provided for an additional borrowing of $1.5 million for a term of ten years at an interest rate of 6.3%. Proceeds from the additional borrowing under the Mortgage Amendment were used for capital improvements made for a major tenant in one of the buildings. The capital improvements were related to a ten year lease extension by that tenant.

At December 3, 2005 and November 27, 2004, the fair values of Griffin’s mortgages were $46.1 million and $33.2 million, respectively. The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

5.   Long-Term Debt (Continued)

Future minimum lease payments under capital leases, principally for transportation equipment, and the present value of such payments as of December 3, 2005 were:

2006	$143
2007	108
2008	62
2009	12
2010	3
Total minimum lease payments	328
Less: amounts representing interest	(25)
Present value of minimum lease payments (a)	$303

(a)           Includes current portion of $130 at December 3, 2005.

At December 3, 2005 and November 27, 2004, machinery and equipment included capital leases amounting to $311 and $328, respectively, which is net of accumulated amortization of $359 and $399 at December 3, 2005 and November 27, 2004. Amortization expense relating to capital leases in fiscal 2005, fiscal 2004 and fiscal 2003 was $138, $143 and $147, respectively.

6.   Retirement Benefits

Savings Plan

Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the “Griffin Savings Plan”) for its employees, a defined contribution plan whereby Griffin matches 60% of each employee’s contribution, up to a maximum of 5% of base salary. Griffin’s contributions to the Griffin Savings Plan in fiscal 2005, fiscal 2004 and fiscal 2003 were $166, $160 and $155, respectively.

Deferred Compensation Plan

Griffin maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Griffin’s liability under its Deferred Compensation Plan at December 3, 2005 and November 27, 2004 was $870 and $637, respectively. These amounts are included in other noncurrent liabilities on Griffin’s balance sheets. The expense for Griffin’s matching benefit to the Deferred Compensation Plan in fiscal 2005, fiscal 2004 and fiscal 2003 was $31, $24 and $25, respectively. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin’s general assets.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its employees. Only those employees who were employed by Griffin as of December 31, 1993 are eligible to participate in the postretirement benefits program. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s balance sheets.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

6.   Retirement Benefits (Continued)

Griffin’s liability for postretirement benefits, as determined by the plan’s actuary, is shown below. None of these liabilities have been funded as of December 3, 2005 and November 27, 2004.

	Dec. 3, 2005	Nov. 27, 2004
Benefit obligation at beginning of year	$681	$603
Interest cost	45	48
Service cost	31	32
Amortization of actuarial loss	4	9
Benefits paid	(9)	(11)
Benefit obligation at end of year	$752	$681

Griffin’s liability for postretirement benefits as of December 3, 2005 and November 27, 2004 is attributed to the following:

	Dec. 3, 2005	Nov. 27, 2004
Retirees	$100	$106
Fully eligible active participants	303	314
Other active participants	489	510
Unrecognized net loss from experience differences and assumption changes	(140)	(249)
Liability for postretirement benefits	$752	$681

The components of Griffin’s postretirement benefits expense are as follows:

	For the Fiscal Years Ended,
	Dec. 3, 2005	Nov. 27, 2004	Nov. 29, 2003
Service cost	$31	$32	$21
Interest	45	48	47
Amortization of actuarial loss	4	9	10
Total expense	$80	$89	$78

An assumed health care cost trend of 10% has been utilized for the next year, with an ultimate assumed rate of 5% being reached in 2013. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost	$6	$(6)
Effect on postretirement benefit obligation	58	(51)

Discount rates of 5.70% and 5.80% were used to compute the accumulated postretirement benefit obligations at December 3, 2005 and November 27, 2004, respectively. Discount rates of 5.80%, 6.25% and 6.75% were used to compute the net periodic benefit expense for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

6.   Retirement Benefits (Continued)

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

2006	$15
2007	22
2008	26
2009	33
2010	36
2011-2015	286

7.   Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Fiscal Years Ended,
	Dec. 3, 2005	Nov. 27, 2004	Nov. 29, 2003

Net (loss) income as reported for computation of basic per share results	$(1,368)	$30,988	$(2,526)
Adjustment to net (loss) income for assumed exercise of options of equity investee (Centaur)	—	(38)	(43)
Adjusted net (loss) income for computation of diluted per share results	$(1,368)	$30,950	$(2,569)
Weighted average shares outstanding for computation of basic per share results	4,980,000	4,911,000	4,873,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	197,000	—
Adjusted weighted average shares for computation of diluted per share results	4,980,000	5,108,000	4,873,000

(a)           Incremental shares from the assumed exercise of Griffin stock options were not included in periods where inclusion of such shares would be anti-dilutive. For the fiscal years ended December 3, 2005 and November 29, 2003 the incremental shares from the assumed exercise of stock options would have been 190,000 and 67,000 shares, respectively.

Griffin Stock Option Plan

The Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”), adopted in 1997 and subsequently amended, makes available a total of 1,250,000 options to purchase shares of Griffin common stock. The Griffin Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Griffin. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options issued at market value on the date

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

7.   Stockholders’ Equity (Continued)

approved by the Board of Directors of Griffin. None of the options outstanding at December 3, 2005 may be exercised as stock appreciation rights.

A summary of the activity under the Griffin Stock Option Plan is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 30, 2002	656,078	$12.37
Exercised in 2003	(12,000)	1.69
Granted in 2003	16,164	12.75
Cancelled in 2003	(700)	13.07
Outstanding at November 29, 2003	659,542	12.57
Exercised in 2004	(82,246)	12.16
Granted in 2004	7,218	24.94
Outstanding at November 27, 2004	584,514	12.78
Exercised in 2005	(40,442)	11.60
Granted in 2005	6,268	25.53
Cancelled in 2005	(9,667)	13.70
Outstanding at December 3, 2005	540,673	$13.00
Number of option holders at December 3, 2005	24

Range of Exercise Prices	Outstanding at Dec. 3, 2005	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)
Under $9.00	96,172	$7.55	0.2
$9.00-$18.00	431,015	13.83	3.3
Over $18.00	13,486	25.21	9.0
	540,673

All the options issued in fiscal 2005 vest on the second anniversary from the date of grant. Of the options issued in fiscal 2004, 4,812 vest on the second anniversary from the date of grant and 2,406 vested upon the date of grant. Of the options issued in fiscal 2003, 6,000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant and 10,164 vested on the second anniversary from the date of grant. At December 3, 2005, 503,857 options outstanding under the Griffin Stock Option Plan were exercisable with a weighted average price of $12.65 per share.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

8.   Operating Leases

All future minimum rental payments, principally for Griffin’s corporate headquarters,  under noncancelable leases as of December 3, 2005 were:

2006	$184
2007	178
2008	136
2009	1
Total minimum lease payments	$499

Total rental expense for all operating leases in fiscal 2005, fiscal 2004 and fiscal 2003 was $205, $212 and $166, respectively.

As lessor, Griffin Land’s real estate activities include the leasing of industrial, flex and office space in Connecticut. Future minimum rentals to be received under noncancelable leases as of December 3, 2005 were:

2006	$10,697
2007	9,374
2008	6,316
2009	5,624
2010	5,299
Later years	33,820
$71,130

Total rental revenue from all leases in fiscal 2005, fiscal 2004 and fiscal 2003 was $11,562, $10,464 and $10,195, respectively.

9.   Investments

Short-Term Investments

Griffin’s short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at December 3, 2005 and November 27, 2004, and net realized and unrealized gains and losses on these investments are included in pretax income (loss). At December 3, 2005, $1.3 million of Griffin’s short-term investments were being used as security for a $1.3 million letter of credit of Griffin Land. The composition of short-term investments at December 3, 2005 and November 27, 2004 are as follows:

	Dec. 3, 2005		Nov. 27, 2004
	Cost	Market Value	Cost	Market Value
Certificates of deposit	$20,224	$20,368	$7,368	$7,415
Commercial paper	14,728	14,739	15,015	15,032
Federal agency coupon notes	5,834	5,878	3,219	3,220
Auction rate fixed income securities	—	—	4,500	4,506
Total short-term investments	$40,786	$40,985	$30,102	$30,173

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

9.   Investments (Continued)

Income from cash equivalents, short-term investments and non-current investments for fiscal 2005, fiscal 2004 and fiscal 2003 consists of:

	For the Fiscal Years Ended,
	Dec. 3, 2005	Nov. 27, 2004	Nov. 29, 2003
Interest and dividend income	$373	$345	$39
Net realized gains on the sales of short-term investments	833	84	—
Net unrealized gains on short-term investments	128	71	—
	$1,334	$500	$39

Centaur Holdings, plc

In addition to the cash proceeds received from the sale of Centaur (see Note 2), Griffin received 6,477,150 shares of Centaur Holdings common stock (representing approximately 4.4% of its newly issued outstanding common stock), which was initially valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time. Griffin’s investment in the common stock of Centaur Holdings is accounted for as an available-for-sale security under SFAS No. 115. Accordingly, changes in the value of Centaur Holdings, reflecting both changes in the stock price and changes in the foreign currency exchange rate are included, net of income taxes, in Accumulated Other Comprehensive Income (see Note 10). Dividend income of $194 and $122 from Centaur Holdings for the fiscal years ended December 3, 2005 and November 27, 2004, respectively, are included in Griffin’s fiscal 2005 and fiscal 2004 statements of operations.

Real Estate Joint Ventures

On December 6, 2002, Griffin acquired the controlling interest in a joint venture for $8.7 million. Griffin previously held a 30% interest in the joint venture. Subsequent to the acquisition, Griffin’s investment in the joint venture was terminated. Griffin accounted for its acquisition of the controlling interest in the real estate joint venture as a business combination in accordance with SFAS No. 141 “Business Combinations”, which required Griffin’s cost basis of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases and the value of tenant relationships, based in each case on their fair values. Management’s estimates of value were made using methods consistent with those used by independent appraisers (e.g., discounted cash flow analysis). The excess of the sum of the fair values of the assets acquired over the purchase price was allocated as a pro rata reduction to the valuation of each of the long-term assets acquired. At December 3, 2005 and November 27, 2004, intangible assets of $877 and $1,594, respectively, net of accumulated amortization of $635 and $816, respectively, are included in other assets on Griffin’s balance sheets. Amortization expense in the fiscal years ended December 3, 2005, November 27, 2004 and November 29, 2003 was $759, $391 and $437, respectively. The higher amortization expense in fiscal 2005, as compared to the two previous fiscal years, reflects the accelerated amortization of certain intangible assets, recognized in connection with the acquisition of the controlling

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

9.   Investments (Continued)

interest in the joint venture, as a result of the early termination of a lease. Estimated amortization expense over each of the next five years is $156, $110, $77, $77 and $77.

Griffin also holds an interest in a real estate joint venture, whose principal asset is undeveloped land. Griffin’s investment in this real estate joint venture is $0.2 million, and it is included in other assets on Griffin’s balance sheets.

Shemin Acquisition Corporation

On May 31, 2005, Griffin exchanged a portion of its holdings in Shemin Acquisition for an approximate 14% equity interest in Shemin Nurseries Holding Corp. (“Shemin Nurseries”), which operates a landscape nursery distribution business through a subsidiary that previously was a subsidiary of Shemin Acquisition. Griffin then completed the sale of its remaining equity interest in Shemin Acquisition, which Griffin accounted for under the cost method of accounting for investments. Griffin held approximately 14% of the outstanding common stock of Shemin Acquisition prior to these transactions at a carrying value of $4.7 million. Griffin received initial cash proceeds of $5.9 million from the sale of its remaining common stock of Shemin Acquisition and recorded a pretax gain of $3.2 million on this transaction.

On June 29, 2005 Griffin received a cash distribution of $1.5 million from Shemin Nurseries. Subsequent to these transactions, Shemin Nurseries paid $0.2 million to the buyer of Shemin Acquisition on behalf of Griffin for Griffin’s share of the purchase price adjustment related to the determination of Shemin Acquisition’s working capital as of the closing date of the sale. Griffin recorded this as an additional distribution from Shemin Nurseries. The total distribution from Shemin Nurseries of $1.7 million was recorded as a return of investment because Shemin Nurseries did not have cumulative earnings from the time of Griffin’s original investment in Shemin Nurseries. As a result, Griffin’s remaining investment in Shemin Nurseries was $0.5 million as of December 3, 2005 and is included in other assets on Griffin’s consolidated balance sheets. Griffin accounts for its interest in Shemin Nurseries under the cost method of accounting for investments.

Linguaphone Group, Ltd.

As of November 27, 2004, Griffin held an approximately 3% interest in Linguaphone. A valuation allowance for the entire amount of Griffin’s investment in Linguaphone was included on Griffin’s balance sheet as of that date. In fiscal 2005, Griffin sold its investment in Linguaphone for nominal consideration.

10.   Supplemental Financial Statement Information

Related Party Transactions

Prior to the Distribution on July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro. On February 27, 1997, Griffin, as lessor, and General Cigar Co., Inc. (“General Cigar”), as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the “Agricultural Lease”). At the time the Agricultural Lease was consummated, both Griffin and General Cigar were wholly-owned subsidiaries of Culbro. The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

10.   Supplemental Financial Statement Information (Continued)

Connecticut Shade wrapper tobacco. General Cigar’s use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin’s option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year’s prior notice. The rent payable by General Cigar under the Agricultural Lease is approximately equal to the aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased. In fiscal 2005, fiscal 2004 and fiscal 2003 General Cigar made rental payments to Griffin of $117, $135 and $148, respectively, with respect to the Agricultural Lease.

In 1997 subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the “Commercial Lease”). The Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional annual periods thereafter. Under the Commercial Lease, General Cigar made rental payments to Griffin in fiscal 2005, fiscal 2004 and fiscal 2003 of $501, $504 and $504, respectively. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease approximated market rates at the time the lease was entered into.

Accumulated Other Comprehensive Income (Loss)

In fiscal 2003 and through March 10, 2004, the date Griffin’s investment in Centaur was sold, accumulated other comprehensive income included the effect of translation adjustments of Griffin’s former equity investment in Centaur. At the time of the sale of Centaur, accumulated other comprehensive income was recorded to reflect the difference in the fair market value of the investment in Centaur Holdings received as part of the consideration in the sale of Centaur, and the related carrying value as an available-for-sale security as of the transaction date. Subsequent to that date, changes in the fair market value of Centaur Holdings, including changes in its stock price and changes in the foreign currency exchange rate were included in accumulated other comprehensive income (loss).

The amounts recorded in other comprehensive income (loss) are as follows:

	For the Fiscal Years Ended,
	Dec. 3 2005	Nov. 27, 2004	Nov. 29, 2003
Balance at beginning of year	$5,204	$271	$(128)
Effect of foreign currency exchange rate changes related to equity investment in Centaur Communications, Ltd.	—	302	399
Transfer to pretax income as a result of the sale of Centaur Communications, Ltd.	—	(494)	—
Increase to record the initial investment in Centaur Holdings, plc, at fair market value, net of tax of $3,012	—	5,360	—
(Decrease) increase in value of Centaur Holdings, plc, due to exchange (loss) gain, net of taxes of $350 and $197, respectively	(623)	367	—
Increase (decrease) in fair market value of Centaur Holdings, plc, net of taxes of $45 and $330, respectively	78	(602)	—
Balance at end of year	$4,659	$5,204	$271

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

10.   Supplemental Financial Statement Information (Continued)

Included in the tax effect of amounts recorded to other comprehensive income (loss) in the fiscal year ended November 27, 2004 was $1,061 reflecting income tax payments made during the year related to the gain on the sale of Centaur.

Inventories

Inventories consist of:

	Dec. 3, 2005	Nov. 27, 2004
Nursery stock	$32,993	$31,737
Materials and supplies	2,352	1,096
	35,345	32,833
Reserves	(2,161)	(649)
	$33,184	$32,184

Although all inventories are classified as a current asset based upon industry practice, approximately $15.3 million of the inventory at December 3, 2005 is not currently expected to be sold within twelve months of the balance sheet date.

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	Dec. 3, 2005	Nov. 27, 2004
Land		$1,289	$1,283
Land improvements	10 to 20 years	5,456	5,274
Buildings and improvements	10 to 40 years	3,057	3,033
Machinery and equipment	3 to 20 years	17,004	16,054
		26,806	25,644
Accumulated depreciation		(16,120)	(14,334)
		$10,686	$11,310

Total depreciation expense related to property and equipment in fiscal 2005, fiscal 2004 and fiscal 2003 was $1,466, $1,425 and $1,430, respectively.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

10.   Supplemental Financial Statement Information (Continued)

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		December 3, 2005
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,034	$4,731	$5,765
Land improvements	15 years	—	5,060	5,060
Buildings and improvements	10 to 40 years	—	62,438	62,438
Tenant improvements	Shorter of useful life or terms of related lease	—	9,044	9,044
Development costs		5,356	10,728	16,084
		6,390	92,001	98,391
Accumulated depreciation		—	(19,990)	(19,990)
		$6,390	$72,011	$78,401

		November 27, 2004
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,252	$4,287	$5,539
Land improvements	15 years	—	4,951	4,951
Buildings and improvements	10 to 40 years	—	54,185	54,185
Tenant improvements	Shorter of useful life or terms of related lease	—	6,627	6,627
Development costs		4,939	6,998	11,937
		6,191	77,048	83,239
Accumulated depreciation		—	(17,564)	(17,564)
		$6,191	$59,484	$65,675

Griffin capitalized interest in fiscal 2005, fiscal 2004 and fiscal 2003 of $296, $27 and $68, respectively. Total depreciation expense related to real estate held for sale or lease in fiscal 2005, fiscal 2004 and fiscal 2003 was $2,788, $2,562 and $2,462, respectively.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

10.   Supplemental Financial Statement Information (Continued)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

	Dec. 3, 2005	Nov. 27, 2004
Trade payables	$1,910	$766
Accrued construction costs	1,738	1,949
Deferred revenue	898	518
Accrued salaries, wages and other compensation	766	1,085
Retainage	645	260
Other accrued liabilities	1,132	1,466
	$7,089	$6,044

Foreign Currency Exchange Contract

In connection with the sale of Centaur, Griffin entered into a foreign currency exchange forward contract with Fleet National Bank on February 27, 2004. The contract hedged the currency fluctuation of British Sterling between the time the agreement on the sale of Centaur was executed (February 27, 2004) and the date the transaction was closed (March 10, 2004). Griffin’s obligation under the contract was fulfilled with the proceeds from the sale of Centaur. As a result of the contract, the exchange rate of the proceeds was higher than the prevailing exchange rate at the time the transaction was completed. Accordingly, Griffin reported a foreign currency exchange gain of $1.1 million related to the sale of its investment in Centaur.

Supplemental Cash Flow Information

Griffin incurred capital lease obligations in fiscal 2005, fiscal 2004 and fiscal 2003 of $121, $219 and $99, respectively.

In fiscal 2005, Griffin received an income tax refund, net of income tax payments, of $664. In fiscal 2004, Griffin made income tax payments of $15,968. In fiscal 2003, Griffin received an income tax refund, net of income tax payments, of $1,062. Interest payments, net of capitalized interest, were $2,325, $2,499 and $2,612 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

11.   Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data are presented below:

2005 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$3,329	$20,707	$9,049	$8,804	$41,889
Gross profit	474	4,054	723	749	6,000
Net (loss) income	(1,441)	374	716	(1,017)	(1,368)
Basic (loss) net income per share	(0.29)	0.08	0.14	(0.20)	(0.27)
Diluted (loss) net income per share	(0.29)	0.07	0.14	(0.20)	(0.27)

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

11.   Quarterly Results of Operations (Unaudited) (Continued)

2004 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$2,909	$22,035	$10,866	$5,460	$41,270
Gross profit	558	3,434	595	909	5,496
Net income (loss)	(1,426)	34,807	(1,220)	(1,173)	30,988
Basic net income (loss) per share	(0.29)	7.10	(0.25)	(0.24)	6.31
Diluted net income (loss) per share	(0.29)	6.79	(0.25)	(0.24)	6.06

The 2005 third quarter includes a pretax gain of $3.2 million from the sale of Shemin Acquisition Corporation. The 2004 second quarter includes a pretax gain of $52.2 million from the sale of Griffin’s investment in Centaur and a related foreign currency exchange gain.

In the 2005 fourth quarter, Griffin’s operating results include a charge of $1.7 million in the landscape nursery business for unsaleable inventories and the write down of certain inventories to their net realizable values. In the 2004 fourth quarter, Griffin’s operating results included a charge of $0.3 million for unsaleable inventories in the landscape nursery business.

The sum of the four quarters earnings per share data does not equal the annual earnings per share data due to the requirement that each period be calculated separately.

The landscape nursery business is highly seasonal, with net sales peaking in the spring, which is included in Griffin’s second quarter.

12.   Commitments and Contingencies

In the fiscal year ended December 3, 2005, Griffin Land entered into a $1.3 million secured letter of credit in favor of the town of Suffield, Connecticut that ensures Griffin Land’s performance in completing certain infrastructure for Griffin Land’s residential development, Stratton Farms. The letter of credit is secured by short-term investments of $1.3 million.

As of December 3, 2005, Griffin had committed purchase obligations of $3.9 million, principally for construction of a new industrial building at Griffin Land, tenant improvement work related to new leases in Griffin Land’s industrial and office buildings and for the purchase of raw materials by Imperial.

On February 3, 2006 Griffin Land executed a purchase and sale agreement for the sale of approximately 130 acres of undeveloped land in the New England Tradeport (“Tradeport”) to Walgreen Co. (“Walgreen”). The purchase price is $13 million, before transaction expenses, to be paid in cash at closing. Completion of this transaction is contingent on several factors, including; (i) obtaining all required approvals from governmental authorities for Walgreen’s proposed construction of a distribution facility on the land to be sold; (ii) obtaining a certificate from the Connecticut State Traffic Commission (the “STC Certificate”) approving both the construction of Walgreen’s proposed facility and the  construction of additional buildings by Griffin Land having more than an additional one million square feet of light industrial and warehouse space; and (iii) Griffin Land receiving satisfactory site plan approval for the additional square footage to be built under the STC Certificate. Griffin Land’s buildings, if built, would be built over time, based on anticipated demand, on other Tradeport land currently held by Griffin Land. Griffin has no presently identified tenants for this additional space. The completion of this transaction is also subject to Walgreen’s satisfactory completion of due diligence on the land to be sold. Obtaining the

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

12.   Commitments and Contingencies (Continued)

required approvals and due diligence on this transaction are expected to require a number of months with a closing expected to take place in mid 2006 if all conditions are satisfied. If completed under its present terms, Griffin Land expects to record a substantial pretax gain from this proposed transaction. There is no assurance that this proposed transaction will be completed under its present terms, or at all.

In February 2006, a tenant that leases an aggregate of 37,501 square feet in two of Griffin Land’s buildings filed bankruptcy under Chapter 11. As a result, the leases, which were scheduled to expire in 2007 and 2009, may be terminated early. As of December 3, 2005, assets of $0.2 million related to these leases are included on Griffin’s balance sheet.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors of Griffin Land & Nurseries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries at December 3, 2005 and November 27, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 3, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Hartford, Connecticut
February 28, 2006

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

As required by SEC Rule 13a-15(b), Griffin carried out an evaluation, under the supervision and with the participation of Griffin’s management, including Griffin’s Chief Executive Officer and Griffin’s Chief Financial Officer, of the effectiveness of the design and operation of Griffin’s disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on the foregoing, Griffin’s Chief Executive Officer and Chief Financial Officer concluded that Griffin’s disclosure controls and procedures were effective as of December 3, 2005, the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

In the Form 10-Q for the third quarter of fiscal 2005, Griffin reported remediation efforts related to the material weaknesses in its internal control over financial reporting disclosed in its fiscal 2004 Form 10-K/A related to Griffin’s lack of control over: (i) the accounting for an acquisition; (ii) the recording of depreciation and amortization expense related to building and tenant improvements and the recording of deferred rental revenue from tenants; and (iii) accounting for amortization of debt issuance costs.

As reported in the Form 10-Q for the third quarter of fiscal 2005, Griffin’s management has conducted training for its accounting staff regarding the proper methodology of allocating the purchase price of future acquisitions. In addition, Griffin implemented controls over its procedures for the recording, reviewing, approving and documenting of information entered into its real estate asset depreciation system to ensure that the correct information is used in determining depreciation expense. Griffin has also conducted training for its accounting staff regarding the proper recording of payments received from tenants for tenant improvements made by Griffin and recording the amortization of debt issuance costs. As of December 3, 2005, we have determined that the new controls are effectively designed and have demonstrated effective operation for a sufficient period of time to enable management to conclude that the material weaknesses identified in fiscal 2004 have been remediated.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The following table sets forth the information called for in this Item 10:

Name	Age	Position
Edgar M. Cullman	88	Chairman of the Board and Director
Frederick M. Danziger	65	President, Chief Executive Officer and Director
Anthony J. Galici	48	Vice President, Chief Financial Officer and Secretary
John L. Ernst	65	Director
Winston J. Churchill, Jr.	65	Director
Thomas C. Israel	61	Director
Alan Plotkin	60	Director
David F. Stein	65	Director
Gregory M. Schaan	48	President and Chief Executive Officer, Imperial Nurseries, Inc.

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

Winston J. Churchill, Jr. has been a Director of Griffin since April 1997. Mr. Churchill, Jr. is also a Director of Amkor Technology, Inc., Innovative Solutions and Support, Inc. and Auxilium Pharmaceuticals, Inc. He is managing general partner of SCP Partners, which manages venture capital and private equity investments for institutional investors, and is Chairman of CIP Capital Management, Inc.

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

Gregory M. Schaan has been the President and Chief Executive Officer of Imperial Nurseries, Inc. (“Imperial”) since October 1999. From 1997 until 1999 he was Senior Vice President of Sales and Marketing of Imperial. From 1992 until 1997 he was Vice President of Sales and Marketing of Imperial.

Code of Ethics

Griffin has adopted a Code of Ethics that applies to all of its directors, officers and employees including its principal executive officer and principal financial officer. In the event that Griffin makes any amendment to, or grants any waiver of, a provision of the code of ethics that applies to its principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, Griffin intends to disclose such amendment or waiver and the reasons for the amendment or waiver. A copy of Griffin’s Code of Ethics is available without charge upon written request to: Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020. attn: Corporate Secretary.

Audit Committee

Griffin’s Audit Committee consists of David F. Stein, Chairman, Thomas C. Israel and Alan Plotkin. All of the members of the Audit Committee are independent directors. None of the members of the Audit Committee are considered a financial expert as defined by Item 401(h) of Regulation S-K of the Securities and Exchange Act of 1934. The Audit Committee engaged an accounting and auditing firm as an advisor to the Audit Committee in carrying out its responsibilities, represented by a partner who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies. Griffin has also engaged that accounting and auditing firm to assist in Griffin’s preparation for compliance with certain provisions of the Sarbanes-Oxley Act of 2002.

Nominating Committee

Griffin’s Nominating Committee consists of Thomas C. Israel, Chairman, Winston J. Churchill, Jr. and David F. Stein. All of the members of the Nominating Committee are independent. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Nominating Committee believes such a policy is not necessary in that it will consider nominees based on a nominee’s qualifications, regardless of whether the nominee is recommended by stockholders. The Nominating Committee does not have a charter and did not meet in fiscal 2005.

Communication with the Board or Nominating Committee

Stockholders who wish to communicate with the Board of Directors or the Nominating Committee should address their communications to Thomas C. Israel, Chairman of the Nominating Committee, via first class mail at Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for Mr. Danziger, Griffin’s President and Chief Executive Officer and Mr. Galici, Griffin’s Vice President, Chief Financial Officer and Secretary (the “Named Executive Officers”), as well as the total compensation paid by Griffin during 2005, 2004 and 2003 to the Named Executive Officers.

Summary Compensation Table

					Long Term Compensation Awards
					Securities
	Annual Compensation			Other Annual	Underlying
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	Options
Frederick M. Danziger	2005	$458,846	$450,000	$14,052	—
President and Chief Executive Officer	2004	$444,038	—	$13,611	—
	2003	$433,078	—	$13,504	—
Anthony J. Galici	2005	$224,492	$150,000	$15,200	—
Vice President, Chief Financial Officer	2004	$217,592	—	$14,990	—
and Secretary	2003	$208,558	—	$15,766	—

(1)          Amounts shown under Other Annual Compensation include matching contributions made by Griffin under its 401(k) Savings Plan and its Deferred Compensation Plan, and other miscellaneous cash benefits, but do not include funding for or receipt of retirement plan benefits. No Executive Officer who would otherwise have been includable in such table resigned or terminated employment during fiscal 2005, fiscal 2004 or fiscal 2003.

There were no awards of restricted stock or payouts pursuant to long-term incentive compensation plans made to any Named Executive Officer in fiscal 2005, fiscal 2004 or fiscal 2003. There were no stock options granted to any Named Executive Officer in fiscal 2005, fiscal 2004 or fiscal 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired	Value	Number of Securities Underlying Options Held at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)
Name	On Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick M. Danziger	25,000	$248,563	230,000	—	$2,248,250	$—
Anthony J. Galici	2,011	$55,555	46,206	2,500	$484,653	$26,313

(1)          The amounts presented in this column have been calculated based upon the difference between the fair market value of $23.525 per share (the average of the high and low prices of Griffin’s Common Stock on December 2, 2005) and the exercise price of each stock option.

Compensation of Directors

Members of the Board of Directors who are not employees of Griffin receive $15,000 per year and $750 for each Board and Committee meeting attended. The chairmen of the Audit, Compensation and Nominating Committees each receive an additional $5,000 per year. Members of the Audit Committee each receive an additional $5,000 as additional compensation related to increased responsibilities for the adoption of certain provisions of the Sarbanes-Oxley Act. The 1997 Stock Option Plan, as amended, provides that non-employee Directors who are not members of the Cullman & Ernst Group (as defined in

Note 2 of Item 12 of this Report) annually receive options exercisable for shares of Common Stock at an exercise price that is the market price at the time of grant. Under the 1997 Stock Option Plan, as amended, the number of shares, subject to options, granted to non-employee Directors upon their reelection to the Board of Directors is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2005 Griffin granted Mr. Churchill, Jr., Mr. Israel, Mr. Plotkin and Mr. Stein each options exercisable for 1,567 shares of Common Stock at the time of their reelection to the Board of Directors. Griffin expects to grant additional options to Messrs. Churchill, Jr., Israel, Plotkin and Stein in 2006 consistent with the 1997 Stock Option Plan, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Griffin’s officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. The stock option ownership of the officers is disclosed in the stock option table set forth above and the description of stock option grants to directors is disclosed under the heading “Compensation of Directors.”

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has been an officer or employee of Griffin. None of Griffin’s executive officers have served as a director or member of the compensation committee of any entity whose executive officers served as a director of Griffin or member of Griffin’s Compensation Committee. Messrs. Cullman, Danziger and Ernst are members of the Board of Directors of Bloomingdale Properties, of which Mr. Ernst is Chairman and President and other members of the Cullman & Ernst Group are associated. Mr. Danziger also serves as trustee of the retirement plan for Bloomingdale Properties.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of December 3, 2005.

Name and Address(1)	Shares Beneficially Owned(2)	Percent of Total
Edgar M. Cullman (3)	977,342	17.7
Edgar M. Cullman, Jr. (3)	936,488	17.0
Louise B. Cullman (3)	846,775	15.4
Susan R. Cullman (3)	992,399	18.0
Frederick M. Danziger (3)	526,320	9.6
Lucy C. Danziger (3)	798,080	14.5
John L. Ernst (3)	416,721	7.6
Winston J. Churchill, Jr.	56,237	1.0
SCP Partners
1200 Liberty Ridge Dr., Suite 300
Wayne, PA 19087
Thomas C. Israel	26,049	*
Ingleside Investors
12 East 49th Street
New York, NY 10017
Alan Plotkin	2,406	*
Law Offices of Alan Plotkin
12 East 49th Street
New York, NY 10017
David F. Stein	55,049	1.0
J & W Seligman & Co.
100 Park Avenue
New York, NY 10017
Anthony J. Galici	56,413	1.0
Griffin Land & Nurseries, Inc.
90 Salmon Brook Street
Granby, CT 06035
B. Bros. Realty LLC (4)	233,792	4.2
Gabelli Funds, Inc. et al (5)	1,584,856	28.8
Gabelli Funds, Inc.
One Corporate Center
Rye, NY 10580
All directors and officers collectively, consisting of 7 persons (6)	2,116,537	38.4

*                    Less than 1%

(1)          Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, NY 10022.

(2)          This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the “Commission”). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days granted pursuant to the 1997 Stock Option Plan, as amended. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of December 3, 2005, a group (the “Cullman and Ernst Group”) consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of approximately 2,397,295 shares of Common Stock (approximately 47.95% of the outstanding shares of Common Stock). Among others, Edgar M. Cullman, Edgar M. Cullman, Jr., Mr. Ernst and Mr. Danziger (who is a member of the Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group’s holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Louise B. Cullman is the wife of Edgar M. Cullman; Edgar M. Cullman, Jr., is the son of Edgar M. Cullman and Louise B. Cullman; Susan R. Cullman and Lucy C. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman; and Lucy C. Danziger is the wife of Frederick M. Danziger.

(3)          Included within the shares shown as beneficially owned by Edgar M. Cullman are 866,204 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by John L. Ernst are 411,321 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Frederick M. Danziger are 209,778 shares in which he holds shared investment and/or voting power. Included within the shares shown as beneficially owned by Edgar M. Cullman, Jr., are 715,146 shares in which he holds shared investment and/or voting power; included with the shares owned by Louise B. Cullman are 743,365 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Susan R. Cullman are 904,634 shares in which she holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Lucy C. Danziger are 728,358 shares in which she holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Messrs. Cullman, Danziger and Ernst disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares.

(4)          The address of B. Bros. Realty LLC (“B. Bros.”) is 641 Lexington Avenue, New York, New York 10022. Susan R. Cullman and John L. Ernst are the managers of B. Bros.

(5)          A form filed with the Securities and Exchange Commission in July 1997 by Gabelli Funds, Inc. et al, as subsequently amended, indicates that the securities have been acquired by Gabelli Group Capital Partners, Inc., and certain of its direct and indirect subsidiaries on behalf of their investment advisory clients. Griffin has been informed that no individual client of Gabelli Group Capital Partners, Inc. et al, has ownership of more than 5% of Griffin’s outstanding Common Stock.

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

Messrs. Cullman, Danziger and Ernst are members of the Board of Directors of Bloomingdale Properties, Inc. (“Bloomingdale Properties”) of which Mr. Ernst is Chairman and President and other members of the Cullman & Ernst Group are associated. Real estate management and advisory services have been provided to Griffin by John Fletcher, an employee of Bloomingdale Properties, for which Mr. Fletcher receives compensation at a rate of approximately $50,000 per year.

From December 1996 through April 2005, Edgar M. Cullman, the Chairman of Griffin, was also the Chairman of General Cigar Holdings, Inc. (“GC Holdings”), the successor to Culbro. In addition, certain members of the Cullman & Ernst Group who may be deemed to beneficially own more than five percent of Griffin’s Common Stock (see Item 12) also may be deemed to have beneficially owned more than five percent of the Common Stock of GC Holdings from December 1996 through April 2005. Prior to the distribution of the common stock of Griffin to Culbro stockholders in 1997 (the “Distribution”), Griffin, as lessor, and General Cigar Co., Inc. (“General Cigar”), a wholly-owned subsidiary of GC Holdings, as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the “Agricultural Lease”). The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but which is being used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar’s use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin’s option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year’s prior notice. In fiscal 2005, fiscal 2004 and fiscal 2003, General Cigar made rental payments of $117,000, $135,000 and $148,000, respectively, to Griffin with respect to the Agricultural Lease.

In late 1997, Griffin, as lessor, and General Cigar, as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the “Commercial Lease”). The Commercial Lease has a term of ten years and provides for the extension of the lease for additional annual periods thereafter. In fiscal 2005, fiscal 2004 and fiscal 2003 General Cigar made rental payments to Griffin of $501,000, $504,000 and $504,000, respectively, under the Commercial Lease. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease approximated market rates at the time the lease was entered into.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees incurred by Griffin from PricewaterhouseCoopers LLP for professional services rendered for fiscal 2005 and fiscal 2004:

	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit fees	$617,000	$361,000
Audit-related fees	41,000	61,000
Tax fees	62,000	241,000
All other fees	—	—
	$720,000	$663,000

Audit fees consist of fees incurred for professional services rendered for the audit of Griffin’s consolidated financial statements (including review of certain financial information of Griffin’s former equity investee) and review of Griffin’s interim consolidated financial statements. Audit-related fees include fees incurred for professional services rendered for review of Forms 8-K, principally related to the sale of Griffin’s investment in Centaur Communications, Ltd. in fiscal 2004, and the audit of Griffin’s Savings Plan. Tax fees consist of fees incurred for professional services relating to tax compliance, tax reporting and tax planning. The increase in audit fees in fiscal 2005 as compared to fiscal 2004 principally reflects audit work related to the restatement of prior years financial statements, which was completed in fiscal 2005. The decrease in tax fees in fiscal 2005 as compared to fiscal 2004 reflects the inclusion in fiscal 2004 of additional services related to Griffin’s sale of Centaur Communications, Ltd. in fiscal 2004. There were no consulting fees paid to PricewaterhouseCoopers LLP in fiscal 2005 and fiscal 2004.

The Audit Committee’s policy is to preapprove all audit, audit-related and tax services to be provided by the independent auditors. During fiscal 2005, all audit, audit-related and tax services were preapproved by the Audit Committee. The Audit Committee has considered the non-audit services provided by PricewaterhouseCoopers LLP and determined that the services provided were compatible with maintaining PricewaterhouseCoopers LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements of Griffin Land & Nurseries, Inc. See Item 8.
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
10.1

Form of Tax Sharing Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)

10.2

Form of Benefits and Employment Matters Allocation Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)

10.3

Form of Services Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)

10.4

Form of Agricultural Lease between Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)

10.5

Employment Agreement between Culbro Corporation and Jay M. Green, dated as of April 8, 1994, and as amended on January 11, 1997 (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 2996, as amended)

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
10.23

Agreement of Purchase and Sale of Partnership Interest between Griffin Land & Nurseries, Inc. and USAA Real Estate Company dated December 5, 2002 (incorporated by reference to Form 10-K dated November 30, 2002, filed February 28, 2003)

10.24

Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank (incorporated by reference to Form 10-K dated November 30, 2002 filed February 28, 2003)

10.25

Second Amendment Agreement dated as of January 31, 2003 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002 (incorporated by reference to Form 10-K dated November 30, 2002 filed February 28, 2003)

10.26

Third Amendment Agreement dated as of May 22, 2003 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002 (incorporated by reference to Form 10-Q dated May 31, 2003, filed July 14, 2003)

10.27

Fourth Amendment Agreement dated as of February 23, 2004 by and between Griffin Land & Nurseries, Inc. and Fleet National Bank amending certain Credit Agreement dated as of February 8, 2002 (incorporated by reference to Form 10-K dated November 29, 2003, filed February 25, 2004)

10.28

Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company (incorporated by reference to Form 10-Q dated May 29, 2004, filed July 13, 2004)

10.29

Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company (incorporated by reference to Form 10-Q dated May 28, 2005 filed on November 2, 2005)

10.30	Promissory Note dated July 6, 2005 (incorporated by reference to Form 10-Q dated May 28, 2005 filed on November 2, 2005)
10.31

Guaranty Agreement as of July 6, 2005 by Griffin Land and Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-Q dated May 28, 2005 filed on November 2, 2005)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 3, 2006.

BY:	/s/ FREDERICK M. DANZIGER
Frederick M. Danziger
President and Chief Executive Officer
BY:	/s/ ANTHONY J. GALICI
Anthony J. Galici
Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of March 3, 2006.

Name	Title
/s/ WINSTON J. CHURCHILL, JR.	Director
Winston J. Churchill, Jr.
/s/ EDGAR M. CULLMAN	Chairman of the Board and Director
Edgar M. Cullman
/s/ FREDERICK M. DANZIGER	Director, President and Chief Executive Officer
Frederick M. Danziger
/s/ JOHN L. ERNST	Director
John L. Ernst
/s/ ANTHONY J. GALICI	Vice President, Chief Financial Officer and Secretary
Anthony J. Galici
/s/ THOMAS C. ISRAEL	Director
Thomas C. Israel
/s/ ALAN PLOTKIN	Director
Alan Plotkin
/s/ DAVID F. STEIN	Director
David F. Stein

Schedule II-Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year

For fiscal year ended December 3, 2005

Reserves:
Uncollectible accounts - trade	$188	$281	$8	$166	(1)	$311

Inventories	649	3,078	20	1,586	(2)	2,161

Investment in Linguaphone Group, Ltd.	2,421	—	—	2,421		—

Valuation allowance on deferred tax asset	250	—	—	250		—

For fiscal year ended November 27, 2004

Reserves:
Uncollectible accounts - trade	$149	$68	$10	$39	(1)	$188

Inventories	305	1,149	62	867	(2)	649

Investment in Linguaphone Group, Ltd.	2,421	—	—	—		2,421

Valuation allowance on deferred tax asset	250	—	—	—		250

For fiscal year ended November 29, 2003

Reserves:
Uncollectible accounts - trade	$129	$14	$19	$13	(1)	$149

Inventories	618	410	—	723	(2)	305

Investment in Linguaphone Group, Ltd.	2,421	—	—	—		2,421

Valuation allowance on deferred tax asset	250	—	—	—		250

Notes:

(1)  Accounts receivable written off.

(2)  Inventories disposed.

Schedule III - Real Estate and Accumulated Depreciation

December 3, 2005

(dollars in thousands)

					Cost
					Capitalized
			Initial Cost		Subsequent
				Bldg. &	to Acquisition
Description	Encumbrances		Land	Improve.	Improvements

Real Estate Held for Sale
Undeveloped Land	$—		$831	$—	$—
Residential Development
Simsbury, CT	—		203	—	4,147
Residential Development
Suffield, CT	—		—	—	683
Other	—		—	—	526
Subtotal	—		1,034	—	5,356

Real Estate Held for Lease
Undeveloped Land	—		2,185	—	—
New England Tradeport
Windsor/E. Granby, CT
Development Costs	—		847	—	2,275
Industrial Buildings	7,761		29	—	4,194
Industrial Building	—	(a)	13	1,722	421
Industrial Building	—	(a)	9	—	4,024
Industrial Building	7,273		10	—	8,120
Industrial Building	1,320	(a)	4	—	3,234
Industrial Building	12,644		10	—	5,575
Industrial Building	—	(a)	15	—	8,287
Industrial Building	—		16	—	6,460
Industrial Building	—		—	—	182
Griffin Center
Windsor, CT
Undeveloped portion	—		121	—	1,427
Industrial Building	5,674		22	—	8,164
Restaurant	—		—	—	1,410
Office Building	—		58	—	5,810
Office Buildings	9,244		1,191	7,958	389
Griffin Center South
Bloomfield, CT
Undeveloped portion	—		142	—	214
Office Building	—		47	—	3,081
Office Building	—		3	—	1,993
Office Building	—		1	—	1,962
Office Building	—		1	—	1,632
Office Building	—		—	—	742
Office Buildings	—		5	—	3,527
Office Building			2	—	3,220
Other	—		—	—	1,247
Subtotal	43,916		4,731	9,680	77,590
	$43,916		$5,765	$9,680	$82,946

	Gross Amount
	at December 3, 2005
		Land	Bldg. & Bldg.	Tenant	Development		Accumulated	Date of	Date of	Depr.
Description	Land	Improvements	Improvements	Improvements	Cost	Total	Depreciation	Construction	Acquisition	Life

Real Estate Held for Sale
Undeveloped Land	$831	$—	$—	$—	$—	$831	$—
Residential Development
Simsbury, CT	203	—			4,147	4,350	—
Residential Development
Suffield, CT	—	—	—	—	683	683
Other	—	—	—	—	526	526	—
Subtotal	1,034	—	—	—	5,356	6,390	—

Real Estate Held for Lease
Undeveloped Land	2,185	—	—	—	—	2,185	—
New England Tradeport
Windsor/E. Granby, CT
Development Costs	847	—	—	—	2,275	3,122	—
Industrial Buildings	29	443	3,284	465	2	4,223	(2,714)	1978		40 yrs.
Industrial Building	13	340	1,780	23	—	2,156	(1,139)	1982	1989	40 yrs.
Industrial Building	9	313	3,344	367	—	4,033	(1,110)	1998		40 yrs.
Industrial Building	10	331	5,077	2,712	—	8,130	(2,022)	1999		40 yrs.
Industrial Building	4	4	3,013	217	—	3,238	(489)	2001		40 yrs.
Industrial Building	10	18	4,928	629	—	5,585	(350)	2003		40 yrs.
Industrial Building	15	—	7,062	1,225	—	8,302	(217)	2005		40 yrs.
Industrial Building	16	—	—	—	6,460	6,476	—	2006		40 yrs.
Industrial Building	—	—	—	—	182	182	—	2006		40 yrs.
Griffin Center
Windsor, CT
Undeveloped portion	121	—	—	—	1,427	1,548	—
Industrial Building	22	107	8,057	—	—	8,186	(967)	2001		40 yrs.
Restaurant	—	207	1,203	—	—	1,410	(922)	1983		40 yrs.
Office Building	58	413	4,217	1,151	29	5,868	(342)	2002		40 yrs.
Office Buildings	1,191	354	7,018	966	9	9,538	(1,569)	1982/1987	2003	40 yrs.
Griffin Center South
Bloomfield, CT
Undeveloped portion	142	—	—	—	214	356	—
Office Building	47	360	2,321	400	—	3,128	(2,142)	1977		40 yrs.
Office Building	3	258	1,735	—	—	1,996	(1,042)	1985		40 yrs.
Office Building	1	376	1,370	216	—	1,963	(851)	1988		40 yrs.
Office Building	1	189	1,317	126		1,633	(734)	1989		40 yrs.
Office Building	—	83	659	—	—	742	(358)	1988		40 yrs.
Office Buildings	5	143	2,979	405	—	3,532	(1,500)	1991		40 yrs.
Office Building	2	4	3,074	142	—	3,222	(485)	2001		40 yrs.
Other	—	1,117	—	—	130	1,247	(1,037)
Subtotal	4,731	5,060	62,438	9,044	10,728	92,001	(19,990)
	$5,765	$5,060	$62,438	$9,044	$16,084	$98,391	$(19,990)

(a)  Building included in above mortgage.

Schedule III-Real Estate and Accumulated Depreciation (continued)

(dollars in thousands)

Fiscal year ended December 3, 2005

	Cost	Reserve
Balance at beginning of year	$83,239	$(17,564)
Changes during the year:
Acquisitions and improvements	16,121	—
Additions to reserve charged to costs and expense	—	(2,788)
Cost of sales	(969)	362
Balance at end of year	$98,391	$(19,990)

Fiscal year ended November 27, 2004

	Cost	Reserve
Balance at beginning of year	$77,845	$(15,010)
Changes during the year:
Acquisitions and improvements	8,550	—
Additions to reserve charged to costs and expense	—	(2,562)
Cost of sales	(3,156)	8
Balance at end of year	$83,239	$(17,564)

Fiscal year ended November 29, 2003

	Cost	Reserve
Balance at beginning of year	$62,801	$(12,627)
Changes during the year:
Acquisitions and improvements	15,167	—
Additions to reserve charged to costs and expense	—	(2,462)
Cost of sales	(123)	79
Balance at end of year	$77,845	$(15,010)