Form 10-Q
period 2006-03-04
GRIFFIN LAND & NURSERIES INC
filed 2006-04-18
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 4, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares of Common Stock outstanding at April 3, 2006: 5,096,943

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION
	ITEM 1 -
		Financial Statements

		Consolidated Statements of Operations
		13 Weeks Ended March 4, 2006 and February 26, 2005	3

		Consolidated Balance Sheets
		March 4, 2006 and December 3, 2005	4

		Consolidated Statements of Changes in Stockholders’ Equity
		13 Weeks Ended March 4, 2006 and February 26, 2005	5

		Consolidated Statements of Cash Flows
		13 Weeks Ended March 4, 2006 and February 26, 2005	6

		Notes to Consolidated Financial Statements	7-16

	ITEM 2 -	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	17-23

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	24

	ITEM 4 -	Controls and Procedures	25

PART II -		OTHER INFORMATION

	ITEM 6 -	Exhibits	26

		SIGNATURES	27

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,
	Mar. 4, 2006	Feb. 26, 2005
Landscape nursery net sales	$675	$464
Rental revenue and property sales	3,014	2,865
Total revenue	3,689	3,329

Costs of landscape nursery sales	682	597
Costs related to rental revenue and property sales	2,553	2,258
Total costs of goods sold	3,235	2,855

Gross profit	454	474
Selling, general and administrative expenses	2,496	2,318
Operating loss	(2,042)	(1,844)
Interest expense	(765)	(536)
Interest income, dividend income and gains
on short-term investments	398	186
Loss before income tax benefit	(2,409)	(2,194)
Income tax benefit	(907)	(753)
Net loss	$(1,502)	$(1,441)

Basic net loss per common share	$(0.30)	$(0.29)
Diluted net loss per common share	$(0.30)	$(0.29)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	Mar. 4, 2006	Dec. 3, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,110	$1,207
Short-term investments, net	33,360	40,985
Accounts receivable, less allowance of $156 and $311	1,556	2,696
Inventories, net	37,965	33,184
Deferred income taxes	2,043	1,770
Other current assets	4,903	3,228
Total current assets	80,937	83,070
Real estate held for sale or lease, net	79,179	78,401
Property and equipment, net	10,538	10,686
Investment in Centaur Holdings, plc	11,225	10,440
Other assets	5,769	6,053
Total assets	$187,648	$188,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,069	$1,060
Accounts payable and accrued liabilities	5,300	7,089
Total current liabilities	6,369	8,149
Long-term debt	42,887	43,159
Deferred income taxes	1,271	780
Other noncurrent liabilities	3,700	3,705
Total liabilities	54,227	55,793

Commitments and contingencies (Note 8)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,095,776 and 4,999,604 shares issued and
outstanding, respectively	51	50
Additional paid-in capital	96,894	95,339
Retained earnings	31,307	32,809
Accumulated other comprehensive income, net of tax	5,169	4,659
Total stockholders' equity	133,421	132,857
Total liabilities and stockholders' equity	$187,648	$188,650
See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Thirteen Weeks Ended March 4, 2006 and February 26, 2005
(dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Total Comprehensive Income (Loss)
Balance at Nov. 27, 2004	4,959,162	$50	$94,699	$34,177	$5,204	$134,130

Exercise of stock options
including tax benefit of $10	4,276	-	42	-	-	42

Net loss	-	-	-	(1,441)	-	(1,441)	$(1,441)

Other comprehensive income	-	-	-	-	981	981	981

Balance at Feb. 26, 2005	4,963,438	$50	$94,741	$32,736	$6,185	$133,712	$(460)

Balance at Dec. 3, 2005	4,999,604	$50	$95,339	$32,809	$4,659	$132,857

Exercise of stock options
including tax benefit of $793	96,172	1	1,530	-	-	1,531

Stock-based compensation
expense	-	-	25	-	-	25

Net loss	-	-	-	(1,502)	-	(1,502)	$(1,502)

Other comprehensive income	-	-	-	-	510	510	510

Balance at Mar. 4, 2006	5,095,776	$51	$96,894	$31,307	$5,169	$133,421	$(992)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 13 Weeks Ended,
	Mar. 4, 2006	Feb. 26, 2005
Operating activities:
Net loss	$(1,502)	$(1,441)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,439	1,124
Real estate asset write-offs	-	169
Provision for inventory losses	6	146
Deferred income taxes	(57)	(93)
Provision for bad debts	23	67
Unrealized (gain) loss on trading securities	(242)	1
Amortization of debt issuance costs	21	14
Other	-	(17)
Changes in assets and liabilities:
Investment in trading securities	7,867	(164)
Accounts receivable	1,157	1,283
Inventories	(4,787)	(5,518)
Other current assets	(1,715)	(568)
Accounts payable and accrued liabilities	(99)	191
Other noncurrent assets and noncurrent liabilities, net	69	(62)
Net cash provided by (used in) operating activities	2,180	(4,868)

Investing activities:
Additions to real estate held for sale or lease	(3,342)	(3,141)
Additions to property and equipment	(203)	(213)
Proceeds from sale of properties, net of expenses	-	91
Net cash used in investing activities	(3,545)	(3,263)

Financing activities:
Payments of debt	(263)	(220)
Exercise of stock options	738	32
Tax effect of stock options exercised	793	-
Net cash provided by (used in) financing activities	1,268	(188)
Net decrease in cash and cash equivalents	(97)	(8,319)
Cash and cash equivalents at beginning of period	1,207	8,827
Cash and cash equivalents at end of period	$1,110	$508

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands unless otherwise noted, except per share data)
(unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Also, the accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the year ended December 3, 2005 included in our Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected. The consolidated balance sheet data as of December 3, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the thirteen weeks ended March 4, 2006 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior year have been reclassified to conform to the current presentation.

In the thirteen weeks ended March 4, 2006, Griffin adopted the fair value recognition provisions of SFAS No. 123(R) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective method of adoption. Accordingly, compensation cost recognized in the thirteen weeks ended March 4, 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No.123R been applied from its original effective date. Results for prior periods have not been restated. See Note 5. Prior to the thirteen weeks ended March 4, 2006, Griffin accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based compensation cost was reflected in prior years because all options granted under Griffin’s stock option plan had an exercise price equal to the market price of the underlying common stock on the date of grant.

2. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of ARB No. 43, Chapter 4).” This new standard requires the recognition of abnormal inventory costs related to idle facility expenses, freight, handling costs and spoilage as period costs. SFAS No. 151 is effective for Griffin in fiscal 2006 and did not have a material impact on Griffin’s consolidated financial statements for the thirteen weeks ended March 4, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143),” (“Fin No. 47”). Fin No. 47 clarified the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets. Fin No. 47 will be effective for Griffin in the fourth quarter of fiscal 2006. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

    In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This new standard requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles, unless it is impracticable to do so. SFAS No. 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005.

3. Industry Segment Information

Griffin’s reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,
	March 4, 2006	February 26, 2005
Total revenue
Landscape nursery net sales	$675	$464
Rental revenue and property sales	3,014	2,865
	$3,689	$3,329
Operating loss:
Landscape nursery	$(965)	$(1,013)
Real estate	(261)	(48)
Industry segment totals	(1,226)	(1,061)
General corporate expense	(816)	(783)
Operating loss	(2,042)	(1,844)
Interest expense	(765)	(536)
Interest income, dividend income and gains on
short-term investments	398	186
Loss before income tax benefit	$(2,409)	$(2,194)

Identifiable assets:	Mar. 4, 2006	Dec. 3, 2005
Landscape nursery	$50,018	$46,109
Real estate	87,000	86,699
Industry segment totals	137,018	132,808
General corporate (consists primarily of investments)	50,630	55,842
Total assets	$187,648	$188,650

There were no property sales by Griffin’s real estate segment in the thirteen weeks ended March 4, 2006. Revenue of the real estate segment in the thirteen weeks ended February 26, 2005 includes property sales revenue of $107.

4. Long-Term Debt

Long-term debt includes:

	Mar. 4, 2006	Dec. 3, 2005
Nonrecourse mortgages:
8.54% due July 1, 2009	$7,737	$7,761
6.08% due January 1, 2013	9,196	9,244
6.30% due May 1, 2014	1,290	1,320
5.46% due July 1, 2015	12,601	12,644
8.13% due April 1, 2016	5,627	5,674
7.0% due October 1, 2017	7,237	7,273
Total nonrecourse mortgages	43,688	43,916
Capital leases	268	303
Total	43,956	44,219
Less: current portion	(1,069)	(1,060)
Total long-term debt	$42,887	$43,159

At March 4, 2006 and December 3, 2005, the fair values of Griffin's mortgages were $45.7 million and $46.1 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

5. Stock Options

The Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"), adopted in 1997 and subsequently amended, makes available a total of 1,250,000 options to purchase shares of Griffin common stock. The Griffin Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Griffin. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options issued at market value on the date approved by the Board of Directors of Griffin. Vesting of all of Griffin's previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.

Stock options issued will expire ten years from the grant date. Stock options issued to independent directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Subsequent options issued to independent directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the options outstanding at March 4, 2006 may be exercised as stock appreciation rights.

In the thirteen weeks ended March 4, 2006, Griffin adopted the fair value recognition provisions of SFAS No. 123(R) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective method of adoption. Compensation cost is based on the estimated fair values of stock options as determined on their grant dates and is recorded over their vesting periods. Compensation cost recognized in the thirteen weeks ended March 4, 2006 was $25, with a related tax benefit of $8, and is the same as that which would have been recognized had the recognition provisions of SFAS No.123R been applied from its original effective date. Results for prior periods have not been restated. The following table reflects the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested stock options in each period:

	For the 13 Weeks Ended,
	Mar. 4, 2006	Feb. 26, 2005

Net loss, as reported	$(1,502)	$(1,441)
Stock-based employee compensation expense included
in reported net loss, net of related tax effect	17	-
Stock based employee compensation
expense determined under fair value based
method for all awards, net of tax effects	(17)	(3)
Net loss, pro forma	$(1,502)	$(1,444)

Basic net loss per common share, as reported	$(0.30)	$(0.29)
Basic net loss per common share, pro forma	$(0.30)	$(0.29)

Diluted net loss per common share, as reported	$(0.30)	$(0.29)
Diluted net loss per common share, pro forma	$(0.30)	$(0.29)

    Included in Griffin's stock-based compensation in the 2006 first quarter is the cost related to the unvested portion of certain stock option grants made in fiscal 2002 through fiscal 2005. The stock options granted prior to fiscal 2002 and certain other grants in fiscal 2003 and fiscal 2002 were fully vested as of the beginning of the 2006 first quarter. The fair value of the stock options granted in fiscal 2005 was estimated at $11.15 on the date of grant using the Black-Scholes option pricing model. The assumptions used in the option pricing model were an expected volatility of 44.1%; a risk free interest rate of 3.8%; an expected option term of five years and no dividend yield. A forfeiture rate of 0% was used based on the limited number of holders of unvested stock options in the 2006 first quarter.

Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”) is summarized as follows:

	For the 13 Weeks Ended,
	Mar. 4, 2006		Feb. 26, 2005
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	503,857	$12.65	511,074	$12.55
Exercised	(96,172)	7.68	(4,276)	7.53
Vested	8,402	13.05	14,728	12.19
Outstanding at end of period	416,087	$13.80	521,526	$12.58

Range of Exercise Prices for Vested Options	Outstanding at Mar. 4, 2006	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
Under $9.00	2,000	$6.78	0.1	$-
$9.00-$18.00	411,681	13.77	2.9	2,277
Over $24.00	2,406	24.94	8.3	28
	416,087	$13.80	2.9	$2,305

	For the 13 Weeks Ended,
	Mar. 4, 2006		Feb. 26, 2005
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	36,816	$17.78	73,440	$14.36
Vested	(8,402)	13.05	(14,728)	12.19
Forfeited	-	-	(9,667)	13.70
Nonvested at end of period	28,414	$19.18	49,045	$15.14

Range of Exercise Prices for Nonvested Options	Outstanding at Mar. 4, 2006	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$9.00-$18.00	17,334	$15.29	6.1	$124
Over $24.00	11,080	25.27	8.8	126
	28,414	$19.18	7.2	$250

Number of option holders at March 4, 2006	20

There were no stock options granted during the thirteen weeks ended March 4, 2006 and the thirteen weeks ended February 26, 2005. As of March 4, 2006, there was $63 of unrecognized compensation cost related to nonvested stock options that will be recognized during the remainder of fiscal 2006 and $25 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal 2007. The total fair value of shares vested during the thirteen weeks ended March 4, 2006 and February 25, 2005 was $38 and $70, respectively.

6. Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,
	Mar. 4, 2006	Feb. 26, 2005

Net loss as reported for computation
of basic and diluted per share results	$(1,502)	$(1,441)

Weighted average shares outstanding for
computation of basic and diluted per share results (a)	5,019,000	4,961,000

(a)

Incremental shares from the exercise of Griffin stock options were not included in periods where the inclusion of such shares would be anti-dilutive. For the thirteen weeks ended March 4, 2006 and February 26, 2005, the incremental shares from the assumed exercise of stock options would have been 211,000 and 205,000, respectively.

7. Supplemental Financial Statement Information

Short-Term Investments

Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet date, and net realized and unrealized gains and losses on those investments are included in pretax income (loss). At March 4, 2006 and December 3, 2005, $1.3 million of Griffin’s short-term investments were being used as security for a $1.3 million letter of credit of Griffin Land. The composition of short-term investments at March 4, 2006 and December 3, 2005 is as follows:

	As of Mar. 4, 2006		As of Dec. 3, 2005
	Cost	Fair Value	Cost	Fair Value
Commercial Paper	$6,677	$6,749	$14,728	$14,739
Certificates of Deposit	19,085	19,407	20,224	20,368
Federal Agency Coupon Notes	7,157	7,204	5,834	5,878
Total short-term investments	$32,919	$33,360	$40,786	$40,985

Income from cash equivalents and short-term investments for the thirteen weeks ended March 4, 2006 and February 25, 2005 consists of:

	For the 13 Weeks Ended,
	Mar. 4, 2006	Feb. 26, 2005

Interest and dividend income	$36	$33
Net realized gains on the sales of short-term investments	120	154
Net unrealized gain (loss) on short-term investments	242	(1)
	$398	$186

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the thirteen weeks ended March 4, 2006 and February 25, 2005 consist of the following:

	For the 13 Weeks Ended,
	Mar. 4, 2006	Feb. 26, 2005

Balance at beginning of period	$4,659	$5,204
Increase in fair value at end of period of Centaur Holdings, plc,
net of taxes of $226 and $473, respectively	419	877
Increase in value of Centaur Holdings, plc, due to foreign currency exchange
rate changes, net of taxes of $49 and $56, respectively	91	104
Balance at end of period	$5,169	$6,185

      Supplemental Cash Flow Information

Included in accounts payable and accrued liabilities at March 4, 2006 and December 3, 2005 were $693 and $2,383, respectively, for additions to real estate held for sale or lease.

Inventories

Inventories consist of:

	Mar. 4, 2006	Dec. 3, 2005

Nursery stock	$36,409	$32,993
Materials and supplies	3,549	2,352
	39,958	35,345
Reserves	(1,993)	(2,161)
	$37,965	$33,184

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	Mar. 4, 2006	Dec. 3, 2005
Land		$1,289	$1,289
Land improvements	10 to 20 years	5,475	5,456
Buildings and improvements	10 to 40 years	3,057	3,057
Machinery and equipment	3 to 20 years	17,463	17,004
		27,284	26,806
Accumulated depreciation		(16,746)	(16,120)
		$10,538	$10,686

Griffin did not incur any new capital lease obligations in the thirteen weeks ended March 4, 2006 and February 26, 2005.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		March 4, 2006
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,231	$4,534	$5,765
Land improvements	15 years	-	5,060	5,060
Buildings and improvements	10 to 40 years	-	69,031	69,031
Tenant improvements	Shorter of useful life or terms of related lease	-	9,146	9,146
Development costs		7,269	3,439	10,708
		8,500	91,210	99,710
Accumulated depreciation		-	(20,531)	(20,531)
		$8,500	$70,679	$79,179

		December 3, 2005
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,034	$4,731	$5,765
Land improvements	15 years	-	5,060	5,060
Buildings and improvements	10 to 40 years	-	62,438	62,438
Tenant improvements	Shorter of useful life or terms of related lease	-	9,044	9,044
Development costs		5,356	10,728	16,084
		6,390	92,001	98,391
Accumulated depreciation		-	(19,990)	(19,990)
		$6,390	$72,011	$78,401

Deferred Income Taxes

Deferred income tax liabilities of $275 and $529 were included as charges to other comprehensive income in the thirteen weeks ended March 4, 2006 and February 26, 2005, respectively, related to the mark to market adjustments on Griffin’s investment in Centaur Holdings.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Because Griffin's obligation for retiree medical benefits is fixed under the terms of its postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. Griffin's postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets. Griffin's contributions to the program for the thirteen weeks ended March 4, 2006 and February 26, 2005 were $2 in each period, with an expected contribution of $15 for the fiscal 2006 full year. The components of Griffin's postretirement benefits expense are as follows:

	For the 13 Weeks Ended,
	Mar. 4, 2006	Feb. 26, 2005

Service cost	$8	$9
Interest	11	13
Amortization of unrecognized loss	1	2
	$20	$24

8. Commitments and Contingencies

As of March 4, 2006, Griffin had committed purchase obligations of $2.4 million, principally for construction of the shell of a new industrial building at Griffin Land and for the purchase of raw materials by Imperial.

As of March 4, 2006, there is a $1.3 million collateralized letter of credit outstanding, issued by Griffin Land in favor of the town of Suffield, Connecticut that ensures Griffin Land’s performance in completing certain infrastructure for Griffin Land’s residential development, Stratton Farms. The letter of credit is collateralized by short-term investments of $1.3 million.

On February 3, 2006 Griffin Land executed a purchase and sale agreement for the sale of approximately 130 acres of undeveloped land in the New England Tradeport (“Tradeport”) to Walgreen Co. (“Walgreen”). The purchase price is $13 million, before transaction expenses, to be paid in cash at closing. Completion of this transaction is contingent on several factors, including; (i) obtaining all required approvals from governmental authorities for Walgreen’s proposed construction of a distribution facility on the land to be sold; (ii) obtaining a certificate from the Connecticut State Traffic Commission (the “STC Certificate”) approving both the construction of Walgreen’s proposed facility and the construction of additional buildings by Griffin Land having more than an additional one million square feet of light industrial and warehouse space; and (iii) Griffin Land receiving satisfactory site plan approval for the additional square footage to be built under the STC Certificate. Griffin Land’s buildings, if built, would be built over time, based on anticipated demand, on other Tradeport land currently held by Griffin Land. Griffin has no presently identified tenants for this additional space. The completion of this transaction is also subject to Walgreen’s satisfactory completion of due diligence on the land to be sold. Obtaining the required approvals and due diligence on this transaction are expected to require a number of months with a closing expected to take place in mid 2006 if all conditions are satisfied. If completed under its present terms, Griffin Land expects to record a significant pretax gain from this proposed transaction. There is no assurance that this proposed transaction will be completed under its present terms, or at all.

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

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the year ended December 3, 2005 included in Griffin’s Report on Form 10-K as filed with the Securities and Exchange Commission. The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen weeks ended March 4, 2006 are consistent with those used by Griffin in preparation of its fiscal 2005 financial statements.

Summary

Griffin’s net loss for the thirteen weeks ended March 4, 2006 (the “2006 first quarter”) increased over the net loss for the thirteen weeks ended February 26, 2005 (the “2005 first quarter”). The increase in Griffin’s net loss principally reflects an increase in the operating loss incurred by Griffin Land in the 2006 first quarter as compared to the 2005 first quarter. The increased operating loss at Griffin Land was principally due to higher depreciation and amortization expense. The 2006 first quarter operating loss at Imperial and general corporate expense were substantially unchanged from 2005 first quarter results. Imperial historically incurs a first quarter operating loss due to the highly seasonal nature of the landscape nursery business. An increase in interest expense in the 2006 first quarter over the 2005 first quarter was substantially offset by higher interest income, dividend income and gains on short-term investments.

In the 2006 first quarter, Griffin adopted the fair value recognition provisions of SFAS No. 123(R) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective method of adoption. Results for prior periods have not been restated. The effect of the adoption of SFAS No. 123R on the 2006 first quarter results of operations was not material. See Notes 1 and 5 to the consolidated financial statements included in Item 1.

Results of Operations

Thirteen Weeks Ended March 4, 2006 Compared to the Thirteen Weeks Ended February 26, 2005

Griffin’s consolidated total revenue increased from $3.3 million in the 2005 first quarter to $3.7 million in the 2006 first quarter. The increase of approximately $0.4 million reflects increases in revenue of approximately $0.2 million each at Griffin Land and Imperial.

The increase in revenue of approximately $0.2 million at Griffin Land reflects an increase of approximately $0.3 million in revenue from its leasing operations partially offset by a decrease of $0.1 million in property sale revenue. There were no property sales in the 2006 first quarter as compared to one property sale in the 2005 first quarter. At March 4, 2006, Griffin Land owned 1,403,000 square feet of industrial, flex and office space, with 1,059,000 square feet (76%) leased. The recent bankruptcy filing by a tenant that leased a total of 33,501 square feet in two of Griffin Land’s office buildings at the end of the 2006 first quarter is expected to result in the early termination of those leases in the 2006 second quarter. At the end of the 2005 first quarter, Griffin Land had 1,130,000 square feet of industrial, flex and office space, with 934,000 square feet (83%) leased. The increase in total space in Griffin Land’s portfolio as of March 4, 2006 as compared to the end of the 2005 first quarter reflects the completion of two industrial buildings in the New England Tradeport (“Tradeport”), one of which came on line in mid 2005 and the other in the 2006 first quarter. The increase in space leased at the end of the 2006 first quarter versus the comparable time last year principally reflects leases in the new industrial buildings in Tradeport, which are each approximately 50% leased, partially offset by leases that terminated subsequent to the 2005 first quarter. The increase in revenue from leasing operations principally reflects $0.3 million from the new industrial buildings placed in service subsequent to the 2005 first quarter, $0.1 million from the settlement of the early termination of a lease due to last year’s bankruptcy filing by a former tenant, partially offset by a reduction of $0.1 million reflecting the net effect of leases terminating subsequent to the 2005 first quarter. Overall, real estate market activity in the area where Griffin’s properties are located was moderate in the 2006 first quarter, with tenant interest particularly in Griffin Land’s flex and industrial space. There have also been expressions of interest from certain tenants in the new Tradeport industrial buildings to increase their space leased and to extend their lease terms. In addition, there have been inquiries for potential sales of undeveloped land.

Net sales and other revenue at Imperial increased from $0.5 million in the 2005 first quarter to $0.7 million in the 2006 first quarter. The increase is attributed to the relatively mild winter weather in the 2006 first quarter as compared to the 2005 first quarter. Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring. Sales in the winter months that comprise the first quarter (December through February) are not significant when compared to the full year’s net sales. Over the past three years, Imperial’s first quarter net sales accounted for less than 3% of the full year net sales in each of those years.

Griffin incurred a consolidated operating loss of $2.0 million in the 2006 first quarter as compared to a consolidated operating loss of $1.8 million in the 2005 first quarter. The higher operating loss in the 2006 first quarter principally reflects an increase of approximately $0.2 million in the operating loss at Griffin Land. The operating loss at Imperial and general corporate expense were substantially unchanged in the 2006 first quarter as compared to the 2005 first quarter.

Operating results at Griffin Land in the 2006 and 2005 first quarters were as follows:

	2006	2005
	First Qtr.	First Qtr.
	(amounts in thousands)
Rental revenue	$3,014	$2,758
Revenue from property sale	-	107
Total revenue	3,014	2,865
Costs related to rental revenue excluding
depreciation and amortization (a)	1,454	1,360
Costs related to property sale	-	118
Total costs excluding depreciation and amortization	1,454	1,478
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	1,560	1,398
Loss from property sale	-	(11)
General and administrative expenses excluding depreciation and amortization expense (a)	(716)	(649)
Profit before depreciation and amortization expense	844	738
Depreciation and amortization expense related to costs of rental revenue	(1,099)	(780)
Depreciation and amortization expense - other	(6)	(6)
Operating loss	$(261)	$(48)

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense and general and administrative expenses excluding depreciation and amortization expense are disclosures not in conformity with generally accepted accounting principles. They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with generally accepted accounting principles.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.2 million in the 2006 first quarter as compared to the 2005 first quarter. The increase reflects the increased rental revenue partially offset by an increase in costs related to rental revenue excluding depreciation and amortization expense. Although costs related to rental revenue excluding depreciation and amortization expense increased by approximately $0.1 million in the 2006 first quarter as compared to the 2005 first quarter, the 2005 first quarter included a charge of $0.2 million related to an early termination of a lease. The early termination of that lease was related to a new longer-term lease with a new tenant for the same building. Excluding the $0.2 million charge in the 2005 first quarter, costs related to rental revenue excluding depreciation and amortization expense reflected an increase in building operating expenses of $0.3 million in the 2006 first quarter as compared to the 2005 first quarter. The increase in building operating expenses reflected $0.2 million related to the new Tradeport industrial buildings that were on line in the 2006 first quarter, but not in the 2005 first quarter, and an increase of $0.1 million for utility expenses in the 2006 first quarter versus the 2005 first quarter. The increase in utility expenses principally reflects rate increases that went into effect in the 2006 first quarter.

The sale of a residential lot in the 2005 first quarter generated proceeds of $0.1 million but was essentially at the break-even profit level. Griffin Land’s general and administrative expenses were higher in the 2006 first quarter than the 2005 first quarter due principally to higher salaries and related benefit expenses.

Depreciation and amortization expense at Griffin Land increased approximately $0.3 million in the 2006 first quarter as compared to the 2005 first quarter. The increase reflects depreciation expense of $0.2 million related to the two new industrial buildings that came on line subsequent to the 2005 first quarter and depreciation on tenant improvements related to new leases that became effective after the 2005 first quarter. In addition, the 2006 first quarter includes $0.1 million for the acceleration of depreciation and amortization expense related to the tenant that filed for bankruptcy in the 2006 first quarter and the acceleration of amortization expense of a tenant relationship intangible asset as a result of a tenant not renewing its lease that expired in the 2006 first quarter. The tenant relationship intangible asset was recorded in connection with the fiscal 2003 acquisition of a controlling interest in a joint venture that owned two multi-story office buildings.

Imperial’s operating loss was substantially unchanged in the 2006 first quarter as compared to the 2005 first quarter, as follows:

	2006	2005
	First Qtr.	First Qtr.
	(amounts in thousands)
Net sales and other revenue	$675	$464
Cost of goods sold	682	597
Gross loss	(7)	(133)
Selling, general and administrative expenses	(958)	(880)
Operating loss	$(965)	$(1,013)

Due to the seasonality of the landscape nursery business, Imperial historically incurs a first quarter operating loss. Imperial incurred a loss at the gross profit line of $0.1 million in the 2005 first quarter as compared to substantially break-even in the 2006 first quarter. The 2005 first quarter cost of goods sold included a charge of $0.1 million for unsaleable inventories due to one plant variety that became diseased over the previous winter at Imperial’s northern Florida operation. That plant variety is no longer in production. There were no such charges in the 2006 first quarter. The improved results at the gross profit line in the 2006 first quarter were substantially offset by higher selling, general and administrative expenses, which increased approximately $0.1 million in the 2006 first quarter as compared to the 2005 first quarter. The higher expenses principally reflect increased selling expense, including commissions, due to the increased net sales in the 2006 first quarter.

Griffin’s general corporate expense was $0.8 million in both the 2006 and the 2005 first quarters. There were no significant changes to the components of general corporate expense in the 2006 first quarter as compared to the 2005 first quarter. Based on the current market price of its common stock, Griffin expects that the market capitalization of its public float, when measured on the last day of its fiscal second quarter, will result in Griffin becoming an accelerated filer in fiscal 2006. As a result, Griffin would be required to complete its adoption of the Section 404 provisions of the Sarbanes-Oxley Act, which is expected to result in significant general corporate expense during the balance of fiscal 2006.

Griffin’s consolidated interest expense increased approximately $0.2 million in the 2006 first quarter as compared to the 2005 first quarter. The higher interest expense principally reflects interest on a $12.7 million nonrecourse mortgage on two industrial buildings in Tradeport that was entered into by a subsidiary of Griffin Land in the 2005 third quarter. Griffin’s average outstanding debt increased to $44.1 million in the 2006 first quarter from $32.2 million in the 2005 first quarter, reflecting the new mortgage.

Griffin reported interest income, dividend income and gains on short-term investments of $0.4 million in the 2006 first quarter as compared to $0.2 million in the 2005 first quarter. The increase in the 2006 first quarter as compared to the 2005 first quarter reflects an increase in the average amount of short-term investments in the 2006 first quarter as compared to the 2005 first quarter and generally higher interest rates in the current year.

Griffin’s effective income tax benefit rate was 37.7% in the 2006 first quarter as compared to 34.3% in the 2005 first quarter. The higher effective income tax benefit rate in the 2006 first quarter principally reflects a higher projected effective tax rate for fiscal 2006 as compared to fiscal 2005 due to higher state income taxes in the current year. The effective tax rate used in the 2006 first quarter is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.2 million in the 2006 first quarter as compared to net cash used in operating activities of $4.9 million in the 2005 first quarter. The 2006 first quarter net cash provided by operating activities includes $7.9 million of cash generated from a reduction of short-term investments. Excluding that item, Griffin had net cash used in operations of $5.7 million in the 2006 first quarter as compared to $4.7 million in the 2005 first quarter, excluding the effect of a $0.2 million increase in short-term investments in the 2005 first quarter. Due to the seasonality of its landscape nursery business, Griffin historically uses cash in operating activities in the first quarter due to the increase in inventories of the landscape nursery business, which increased by $4.8 million in the 2006 first quarter.

Net cash used in investing activities increased from $3.3 million in the 2005 first quarter to $3.5 million in the 2006 first quarter. Additions to real estate held for sale or lease increased from $3.1 million in the 2005 first quarter to $3.3 million in the 2006 first quarter. Cash used for additions to Griffin Land’s real estate assets in the current period principally reflects infrastructure work on a residential subdivision in Suffield, Connecticut, payments related to the completion of the new industrial building that came on line in the 2006 first quarter and recently completed tenant improvements related to new leases. Additions to property and equipment, principally for Imperial, were $0.2 million in both the 2006 and 2005 first quarters.

Net cash provided by financing activities was $1.3 million in the 2006 first quarter as compared to net cash of $0.2 million used in financing activities in the 2005 first quarter. The net cash provided by financing activities in the 2006 first quarter reflect cash proceeds from stock options exercised in the 2006 first quarter partially offset by payments of mortgage principal. Also reflected in the 2006 first quarter is a $0.8 million tax benefit from the exercise of stock options. In accordance with SFAS No. 123R, for the three months ended March 4, 2006, the presentation in our statement of cash flows has changed from prior periods to report the tax benefits from the exercise of stock options as financing cash flows. Prior to the adoption of SFAS No. 123R, these tax benefits were reported as operating cash flows. The net cash used in financing activities in the 2005 first quarter reflected payments of principal on Griffin Land’s mortgages.

In the near-term, Griffin plans to continue to invest in its real estate business. In the 2006 second quarter, Griffin Land expects to start construction, on speculation, on the shell of a new 127,000 square foot industrial building in the Tradeport. The cost of site work in the portion of Tradeport where this new building, and several other future Tradeport buildings, will be located is expected to be higher than site costs for previous buildings recently built by Griffin Land at Tradeport. Griffin Land also expects to incur expenditures to build out the interiors of its new buildings as leases are completed, and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks. In the latter part of fiscal 2005, Griffin Land started infrastructure work on Stratton Farms, a residential development in Suffield, Connecticut. Griffin Land is continuing with the infrastructure work on Stratton Farms in fiscal 2006 and expects to begin offerings for the sale of residential lots of this planned 50 unit residential subdivision this year. Griffin Land is also continuing development activities to obtain approvals for Meadowood, its proposed residential development in Simsbury, Connecticut. There have been some preliminary discussions with town officials regarding potential settlement options for Meadowood. Griffin Land intends to proceed with these and other residential development plans on its land holdings that are appropriate for that use.

On February 3, 2006, Griffin Land executed a purchase and sale agreement for the sale of approximately 130 acres of undeveloped land in the Tradeport to Walgreen Co. (“Walgreen”). The purchase price is $13 million, before transaction expenses, to be paid in cash at closing. Completion of this transaction is contingent on several factors, including; (i) obtaining all required approvals from governmental authorities for Walgreen’s proposed construction of a distribution facility on the land to be sold; (ii) obtaining a certificate from the Connecticut State Traffic Commission (the “STC Certificate”) approving both the construction of Walgreen’s proposed facility and additional buildings by Griffin Land having more than an additional one million square feet of light industrial and warehouse space; and (iii) Griffin Land receiving satisfactory site plan approval for the additional square footage to be built under the STC Certificate. Griffin Land’s buildings, if built, would be built over time, based on anticipated demand, on other Tradeport land currently held by Griffin Land. Griffin Land has no presently identified tenants for this additional space. The completion of this transaction is subject to Walgreen’s satisfactory completion of due diligence on the land to be sold. Obtaining the required approvals and due diligence on this transaction are expected to require a number of months with a closing expected to take place in mid 2006 if all conditions are satisfied. If completed under its present terms, Griffin Land expects to record a significant pretax gain from this proposed transaction. There is no assurance that this proposed transaction will be completed under its present terms, or at all.

On January 20, 2006, Griffin Land entered into a letter of intent with a prospective buyer to sell approximately 105 acres of undeveloped land in South Windsor, Connecticut. Based on the terms of the letter of intent, Griffin Land, which holds a 75% interest in that property through a joint venture, would receive proceeds of approximately $2.7 million, before expenses. Completion of this transaction is subject to several contingencies, including completion of a definitive agreement and the buyer receiving governmental approvals for its proposed development on this site. In addition, on January 30, 2006, Griffin Land entered into a letter of intent with a prospective buyer for the sale of 8 acres of undeveloped land in Windsor, Connecticut. Based on the terms of the letter of intent, Griffin Land’s proceeds from this proposed transaction would be approximately $0.5 million. Completion of this transaction is dependent on several factors, including completion of a definitive agreement. There is no assurance that these transactions will be completed under their current terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of March 4, 2006 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$64.4	$3.9	$7.8	$13.9	$38.8
Capital Lease Obligations	0.2	0.1	0.1	-	-
Operating Lease Obligations	0.5	0.2	0.3	-	-
Purchase Obligations (1)	2.4	2.4	-	-	-
Other (2)	1.7	-	-	-	1.7
	$69.2	$6.6	$8.2	$13.9	$40.5

(1)	Includes obligations for the construction of the shell of a new industrial building at Griffin Land and for the purchase of raw materials by Imperial.
(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of March 4, 2006, Griffin had cash and short-term investments of approximately $34.5 million. Management believes that the significant amount of cash and short-term investments held by Griffin will be sufficient to finance the working capital requirements of its businesses and fund continued investment in Griffin’s real estate assets for the foreseeable future. Griffin Land may also continue to seek nonrecourse mortgage placements on selected properties. Griffin also anticipates seeking to purchase either or both land and buildings with a substantial portion of its cash and short-term investment balances. There are no real estate acquisitions under contract at this time, however, Griffin Land has submitted a bid to acquire a warehouse facility. Other real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of ARB No. 43, Chapter 4).” This new standard requires the recognition of abnormal inventory costs related to idle facility expenses, freight, handling costs and spoilage as period costs. SFAS No. 151 is effective for Griffin in fiscal 2006 and did not have a material impact on Griffin’s consolidated financial statements for the thirteen weeks ended March 4, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143),” (“Fin No. 47”). Fin No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets. Fin No. 47 will be effective for Griffin in the fourth quarter of fiscal 2006. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This new standard requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles, unless it is impracticable to do so. SFAS No. 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005.

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

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin’s mortgage interest rates and related principal payment requirements are described in Note 4 to the unaudited consolidated financial statements included in Item 1. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin did not have any variable rate debt outstanding during the thirteen weeks ended March 4, 2006.

Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk. Griffin’s short-term investments generally consist of debt instruments with maturities ranging from one to thirteen months, with a weighted average maturity of approximately four months as of March 4, 2006. These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

As required by SEC Rule 13a-15(b), Griffin carried out an evaluation, under the supervision and with the participation of Griffin’s management, including Griffin’s Chief Executive Officer and Griffin’s Chief Financial Officer, of the effectiveness of the design and operation of Griffin’s disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on the foregoing, Griffin’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective at that reasonable assurance level.

Changes in Internal Control over Financial Reporting

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

GRIFFIN LAND & NURSERIES, INC.

/s/ FREDERICK M. DANZIGER
Date: April 18, 2006	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
Date: April 18, 2006	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary