Form 10-Q
period 2006-06-03
GRIFFIN LAND & NURSERIES INC
filed 2006-07-18
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 3, 2006

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

---
Number of shares of Common Stock outstanding at July 3, 2006: 5,098,276

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION
	ITEM 1 -
		Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 and 26 Weeks Ended June 3, 2006 and May 28, 2005	3

		Consolidated Balance Sheets (unaudited)
		June 3, 2006 and December 3, 2005	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		26 Weeks Ended June 3, 2006 and May 28, 2005	5

		Consolidated Statements of Cash Flows (unaudited)
		26 Weeks Ended June 3, 2006 and May 28, 2005	6

		Notes to Consolidated Financial Statements (unaudited)	7-17

	ITEM 2 -	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	18-28

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	28-29

	ITEM 4 -	Controls and Procedures	29

PART II -		OTHER INFORMATION

	ITEMS 1-3	Not Applicable

	ITEM 4	Submission of Matters to a Vote of Security Holders	30

	ITEM 5	Not Applicable

	ITEM 6 -	Exhibits	30

		SIGNATURES	31

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 3, 2006	May 28, 2005	June 3, 2006	May 28, 2005
Landscape nursery net sales	$21,687	$17,174	$22,362	$17,638
Rental revenue and property sales	2,906	3,533	5,920	6,398
Total revenue	24,593	20,707	28,282	24,036

Costs of landscape nursery sales	19,338	14,470	20,020	15,067
Costs related to rental revenue and property sales	2,179	2,183	4,732	4,441
Total costs of goods sold	21,517	16,653	24,752	19,508

Gross profit	3,076	4,054	3,530	4,528
Selling, general and administrative expenses	3,419	3,319	5,915	5,637
Operating (loss) profit	(343)	735	(2,385)	(1,109)
Interest expense	(762)	(502)	(1,527)	(1,038)
Income from interest, dividends, gains on short-term investments and other investment income	589	334	987	520

(Loss) income before income tax (benefit) provision	(516)	567	(2,925)	(1,627)
Income tax (benefit) provision	(183)	193	(1,090)	(560)
Net (loss) income	$(333)	$374	$(1,835)	$(1,067)

Basic net (loss) income per common share	$(0.07)	$0.08	$(0.36)	$(0.21)
Diluted net (loss) income per common share	$(0.07)	$0.07	$(0.36)	$(0.21)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	June 3, 2006	Dec. 3, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,862	$1,207
Short-term investments, net	28,838	40,985
Accounts receivable, less allowance of $131 and $311	14,733	2,696
Inventories, net	28,880	33,184
Deferred income taxes	2,058	1,770
Other current assets	4,013	3,228
Total current assets	81,384	83,070
Real estate held for sale or lease, net	81,367	79,015
Property and equipment, net	9,628	10,072
Investment in Centaur Holdings, plc	12,747	10,440
Other assets	5,811	6,053
Total assets	$190,937	$188,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,072	$1,060
Accounts payable and accrued liabilities	7,512	7,089
Total current liabilities	8,584	8,149
Long-term debt	42,703	43,159
Deferred income taxes	1,860	780
Other noncurrent liabilities	3,650	3,705
Total liabilities	56,797	55,793

Commitments and contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,098,276 and 4,999,604 shares issued and
outstanding, respectively	51	50
Additional paid-in capital	96,956	95,339
Retained earnings	30,974	32,809
Accumulated other comprehensive income, net of tax	6,159	4,659
Total stockholders' equity	134,140	132,857
Total liabilities and stockholders' equity	$190,937	$188,650

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Twenty-Six Weeks Ended June 3, 2006 and May 28, 2005
(dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Total Comprehensive Income (Loss)
Balance at Nov. 27, 2004	4,959,162	$50	$94,699	$34,177	$5,204	$134,130

Exercise of stock options
including tax benefit of $85	15,442	-	186	-	-	186

Net loss	-	-	-	(1,067)	-	(1,067)	$(1,067)

Other comprehensive loss	-	-	-	-	(849)	(849)	(849)

Balance at May 28, 2005	4,974,604	$50	$94,885	$33,110	$4,355	$132,400	$(1,916)

Balance at Dec. 3, 2005	4,999,604	$50	$95,339	$32,809	$4,659	$132,857

Exercise of stock options
including tax benefit of $806	98,672	1	1,563	-	-	1,564

Stock-based compensation
expense	-	-	54	-	-	54

Net loss	-	-	-	(1,835)	-	(1,835)	$(1,835)

Other comprehensive income	-	-	-	-	1,500	1,500	1,500

Balance at June 3, 2006	5,098,276	$51	$96,956	$30,974	$6,159	$134,140	$(335)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 26 Weeks Ended,
	June 3, 2006	May 28, 2005
Operating activities:
Net loss	$(1,835)	$(1,067)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,652	2,318
Equity income from investment in agricultural cooperative	(151)	-
Unrealized (gain) loss on trading securities	(147)	22
Provision for bad debts	71	150
Deferred income taxes	(15)	(65)
Amortization of debt issuance costs	41	28
Provision for inventory losses	40	587
Gain on sale of properties	-	(593)
Real estate asset write-offs	-	169
Changes in assets and liabilities:
Short-term investments	12,294	6,624
Accounts receivable	(12,068)	(9,539)
Inventories	4,264	(484)
Other current assets	(825)	543
Accounts payable and accrued liabilities	943	317
Other noncurrent assets and noncurrent liabilities, net	213	(747)
Net cash provided by (used in) operating activities	5,477	(1,737)

Investing activities:
Additions to real estate held for sale or lease	(4,651)	(5,057)
Additions to property and equipment	(265)	(548)
Proceeds from sale of properties, net of expenses	-	889
Net cash used in investing activities	(4,916)	(4,716)

Financing activities:
Tax effect of stock options exercised	806	-
Exercise of stock options	758	101
Payments of debt	(470)	(442)
Net cash provided by (used in) financing activities	1,094	(341)
Net increase (decrease) in cash and cash equivalents	1,655	(6,794)
Cash and cash equivalents at beginning of period	1,207	8,827
Cash and cash equivalents at end of period	$2,862	$2,033

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands unless otherwise noted, except per share data)
(unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Also, the accompanying financial statements have been prepared in accordance with the accounting policies, except for stock- based compensation (see below), stated in Griffin’s audited financial statements for the year ended December 3, 2005 included in our Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, except for the other investment income as described in Note 7, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected. The consolidated balance sheet data as of December 3, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the thirteen and twenty-six weeks ended June 3, 2006 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior year have been reclassified to conform to the current presentation.

In the twenty-six weeks ended June 3, 2006, Griffin adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)") using the modified prospective method of adoption. Accordingly, compensation cost recognized in the thirteen and twenty-six weeks ended June 3, 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No.123(R) been applied from its original effective date. Results for prior periods have not been restated. See Note 5. Prior to the twenty-six weeks ended June 3, 2006, Griffin accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based compensation cost was reflected in prior years because all options granted under Griffin’s stock option plan had an exercise price equal to the market price of the underlying common stock on the date of grant.

2. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of ARB No. 43, Chapter 4).” This new standard requires the recognition of abnormal inventory costs related to idle facility expenses, freight, handling costs and spoilage as period costs. SFAS No. 151 is effective for Griffin in fiscal 2006 and did not have a material impact on Griffin’s consolidated financial statements for the thirteen and twenty-six weeks ended June 3, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

3. Industry Segment Information

Griffin’s reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 3, 2006	May 28, 2005	June 3, 2006	May 28, 2005
Total revenue:
Landscape nursery net sales	$21,687	$17,174	$22,362	$17,638
Rental revenue and property sales	2,906	3,533	5,920	6,398
	$24,593	$20,707	$28,282	$24,036
Operating profit (loss):
Landscape nursery	$551	$1,026	$(414)	$13
Real estate	97	685	(164)	637
Industry segment totals	648	1,711	(578)	650
General corporate expense	(991)	(976)	(1,807)	(1,759)
Operating (loss) profit	(343)	735	(2,385)	(1,109)
Interest expense	(762)	(502)	(1,527)	(1,038)
Income from interest, dividends, gains on short-term investments and other investment income	589	334	987	520
(Loss) income before income tax (benefit) provision	$(516)	$567	$(2,925)	$(1,627)

Identifiable assets:	June 3, 2006	Dec. 3, 2005
Landscape nursery	$53,917	$45,495
Real estate	88,755	87,313
Industry segment totals	142,672	132,808
General corporate (consists primarily of investments)	48,265	55,842
Total assets	$190,937	$188,650
There were no property sales by Griffin’s real estate segment in the thirteen and twenty-six weeks ended June 3, 2006. Revenue of the real estate segment in the thirteen and twenty-six weeks ended May 28, 2005 includes property sales revenue of $808 and $915, respectively.

4. Long-Term Debt

Long-term debt includes:

	June 3, 2006	Dec. 3, 2005
Nonrecourse mortgages:
8.54% due July 1, 2009	$7,723	$7,761
6.08% due January 1, 2013	9,142	9,244
6.30% due May 1, 2014	1,270	1,320
5.46% due July 1, 2015	12,572	12,644
8.13% due April 1, 2016	5,595	5,674
7.0% due October 1, 2017	7,214	7,273
Total nonrecourse mortgages	43,516	43,916
Capital leases	259	303
Total	43,775	44,219
Less: current portion	(1,072)	(1,060)
Total long-term debt	$42,703	$43,159

At June 3, 2006 and December 3, 2005, the fair values of Griffin's mortgages were $44.2 million and $46.1 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

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

Stock options issued will expire ten years from the grant date. Stock options issued to independent directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to independent directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at June 3, 2006 may be exercised as stock appreciation rights.

There were 5,140 and 6,268 stock options granted during the twenty-six weeks ended June 3, 2006 and May 28, 2005, respectively. The fair values of the stock options granted were $18.38 and $11.15 for the twenty-six weeks ended June 3, 2006 and May 28, 2005, respectively, estimated as of the dates of grant using the Black-Scholes option pricing model. Assumptions used in determining the fair values of the stock options granted were as follows:

	For the 26 Weeks Ended,
	June 3, 2006	May 28, 2005

Expected volatility	43.31%	44.06%
Risk free interest rate	5.03%	3.77%
Option term	8.8 years	5 years
Dividend yield	none	none

In the twenty-six weeks ended June 3, 2006, Griffin adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R) ”) using the modified prospective method of adoption. Compensation cost is based on the estimated fair values of stock options as determined on their grant dates and is recorded over their vesting periods. Compensation cost recognized in the thirteen and twenty-six weeks ended June 3, 2006 was $29 and $54, respectively, with related tax benefits of $9 and $17, respectively, and is the same as that which would have been recognized had the recognition provisions of SFAS No.123(R) been applied from its original effective date. Results for prior periods have not been restated. The following table reflects the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested stock options in each period:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 3, 2006	May 28, 2005	June 3, 2006	May 28, 2005

Net (loss) income, as reported	$(333)	$374	$(1,835)	$(1,067)
Stock-based employee compensation expense included in reported net (loss) income, net of taxes	20	-	37	-
Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(20)	(32)	(37)	(35)
Net (loss) income, pro forma	$(333)	$342	$(1,835)	$(1,102)

Basic net (loss) income per common share, as reported	$(0.07)	$0.08	$(0.36)	$(0.21)
Basic net (loss) income per common share, pro forma	$(0.07)	$0.07	$(0.36)	$(0.22)

Diluted net (loss) income per common share, as reported	$(0.07)	$0.07	$(0.36)	$(0.21)
Diluted net (loss) income per common share, pro forma	$(0.07)	$0.07	$(0.36)	$(0.22)

      Included in Griffin's stock-based compensation in the thirteen and twenty-six weeks ended June 3, 2006 are the costs related to the unvested portion of certain stock option grants made in fiscal 2002 through fiscal 2005. The stock options granted prior to fiscal 2002 and certain other grants in fiscal 2003 and fiscal 2002 were fully vested as of the beginning of the 2006 fiscal year. A forfeiture rate of 0% was used based on the limited number of holders of unvested stock options and their positions with the Company in the 2006 second quarter.

Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”) is summarized as follows:

	For the 26 Weeks Ended,
	June 3, 2006		May 28, 2005
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	503,857	$12.65	511,074	$12.55
Exercised	(98,672)	7.69	(15,442)	6.60
Vested	16,736	14.19	33,225	12.86
Outstanding at end of period	421,921	$13.87	528,857	$12.74

Range of Exercise Prices for Vested Options	Outstanding at June 3, 2006	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$9.00-$18.00	419,515	$13.81	2.7	$2,335
Over $24.00	2,406	24.94	8.1	28
	421,921	$13.87	2.7	$2,363

	For the 26 Weeks Ended,
	June 3, 2006		May 28, 2005
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	36,816	$17.78	73,440	$14.36
Granted	5,140	31.13	6,268	25.53
Vested	(16,736)	14.19	(33,225)	12.86
Forfeited	-	-	(9,667)	13.70
Nonvested at end of period	25,220	$22.89	36,816	$17.78

Range of Exercise Prices for Nonvested Options	Outstanding at June 3, 2006	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$9.00-$18.00	9,000	$15.26	5.8	$64
Over $24.00	16,220	27.13	9.0	220
	25,220	$22.89	7.9	$284

Number of option holders at June 3, 2006	17

As of June 3, 2006, there was $62 of unrecognized compensation cost related to nonvested stock options that will be recognized during the remainder of fiscal 2006, $72 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal 2007 and $20 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal 2008. The total fair value of shares vested during the twenty-six weeks ended June 3, 2006 and May 28, 2005 was $106 and $182, respectively.

6. Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 3, 2006	May 28, 2005	June 3, 2006	May 28, 2005

Net (loss) income as reported for computation
of basic and diluted per share results	$(333)	$374	$(1,835)	$(1,067)

Weighted average shares outstanding for
computation of basic per share results (a)	5,097,000	4,970,000	5,058,000	4,965,000

Incremental shares from assumed exercise of
Griffin stock options	-	201,000	-	-

Weighted average shares outstanding for
computation of diluted per share results (a)	5,097,000	5,171,000	5,058,000	4,965,000

(a)

Incremental shares from the assumed exercise of Griffin stock options were not included in periods where the inclusion of such shares would be anti-dilutive. For the thirteen and twenty-six weeks ended June 3, 2006 and the twenty-six weeks ended May 28, 2005, the incremental shares from the assumed exercise of stock options would have been 169,000, 190,000, and 205,000, respectively.

7. Supplemental Financial Statement Information

Short-Term Investments

Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet dates, and net realized and unrealized gains and losses on those investments are included in pretax income (loss). At June 3, 2006 and December 3, 2005, $0.4 million and $1.3 million, respectively, of Griffin’s short-term investments were being used as security for a letter of credit of Griffin Land. The composition of short-term investments at June 3, 2006 and December 3, 2005 is as follows:

	As of June 3, 2006		As of Dec. 3, 2005
	Cost	Fair Value	Cost	Fair Value
Certificates of Deposit	$16,394	$16,635	$20,224	$20,368
Federal Agency Coupon Notes	7,832	7,936	5,834	5,878
Commercial Paper	4,266	4,267	14,728	14,739
Total short-term investments	$28,492	$28,838	$40,786	$40,985

Income from cash equivalents and short-term investments for the thirteen and twenty-six weeks ended June 3, 2006 and May 28, 2005 consists of:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 3, 2006	May 28, 2005	June 3, 2006	May 28, 2005

Interest and dividend income	$99	$153	$135	$186
Net realized gains on the sales of short-term investments	434	202	554	356
Net unrealized (loss) gain on short-term investments	(95)	(21)	147	(22)
	$438	$334	$836	$520
Other Investment Income

In the thirteen and twenty-six weeks ended June 3, 2006, Griffin recorded $151, before taxes, as its share of the cumulative undistributed equity income from an investment in an agricultural cooperative, in which Griffin holds a 25% interest, that manufactures and sells fertilizer to its members who are growers of landscape nursery products. Annual patronage rebates from this investment have been accounted for as a reduction of costs of landscape nursery sales. Because this investment had not been accounted for in previous periods, the cumulative effect was recorded within other investment income and is excluded from the amounts in the table above. Management believes that the amount recorded is immaterial to annual periods and expects that the results of this investment will not be significant to Griffin in future periods.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the twenty-six weeks ended June 3, 2006 and May 28, 2005 consist of the following:

	For the 26 Weeks Ended,
	June 3, 2006	May 28, 2005

Balance at beginning of period	$4,659	$5,204
Increase (decrease) in fair value at end of period of Centaur Holdings, plc,
net of tax provision of $452 and tax benefit of $322, respectively	839	(598)
Increase (decrease) in value of Centaur Holdings, plc, due to foreign
currency rate changes, net of tax provision of $355 and tax benefit of $135, respectively	661	(251)
Balance at end of period	$6,159	$4,355

Supplemental Cash Flow Information

Included in accounts payable and accrued liabilities at June 3, 2006 and December 3, 2005 were $1,863 and $2,383, respectively, for additions to real estate held for sale or lease.

Inventories

Inventories consist of:

	June 3, 2006	Dec. 3, 2005

Nursery stock	$27,204	$32,993
Materials and supplies	3,056	2,352
	30,260	35,345
Reserves	(1,380)	(2,161)
	$28,880	$33,184

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	June 3, 2006	Dec. 3, 2005
Land		$674	$675
Land improvements	10 to 20 years	5,476	5,456
Buildings and improvements	10 to 40 years	3,057	3,057
Machinery and equipment	3 to 20 years	17,508	17,004
		26,715	26,192
Accumulated depreciation		(17,087)	(16,120)
		$9,628	$10,072

Griffin incurred new capital lease obligations of $26 and $78, respectively, in the twenty-six weeks ended June 3, 2006 and May 28, 2005.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		June 3, 2006
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,305	$5,074	$6,379
Land improvements	15 years	-	5,355	5,355
Buildings and improvements	10 to 40 years	-	69,133	69,133
Tenant improvements	Shorter of useful life or terms of related lease	-	9,166	9,166
Development costs		7,076	5,695	12,771
		8,381	94,423	102,804
Accumulated depreciation		-	(21,437)	(21,437)
		$8,381	$72,986	$81,367

		December 3, 2005
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,305	$5,074	$6,379
Land improvements	15 years	-	5,060	5,060
Buildings and improvements	10 to 40 years	-	62,438	62,438
Tenant improvements	Shorter of useful life or terms of related lease	-	9,044	9,044
Development costs		5,356	10,728	16,084
		6,661	92,344	99,005
Accumulated depreciation		-	(19,990)	(19,990)
		$6,661	$72,354	$79,015

Deferred Income Taxes

An increase in a deferred income tax liability of $807 was included as a charge to other comprehensive income in the twenty-six weeks ended June 3, 2006 and a decrease to a deferred income tax liability of $457 was included as a credit to other comprehensive income in the twenty-six weeks ended May 28, 2005 related to the mark to market adjustments on Griffin’s investment in Centaur Holdings.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Because Griffin's obligation for retiree medical benefits is fixed under the terms of its postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. Griffin's postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets. Griffin's contributions to the program for the twenty-six weeks ended June 3, 2006 and May 28, 2005 were $5 and $4, respectively, with an expected contribution of $15 for the fiscal 2006 full year. The components of Griffin's postretirement benefits expense are as follows:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 3, 2006	May 28, 2005	June 3, 2006	May 28, 2005

Service cost	$7	$9	$15	$18
Interest	12	12	23	25
Amortization of unrecognized loss	1	3	2	5
	$20	$24	$40	$48

8. Subsequent Event

On June 9, 2006, Griffin Land completed the sale of approximately 130 acres of undeveloped land in the New England Tradeport (“Tradeport”) to Walgreen Co. (“Walgreen”). The sale price of $13 million, before transaction expenses, was paid in cash at closing. Griffin Land will record a significant pretax gain from this transaction in its 2006 third quarter results of operations.

9. Commitments and Contingencies

As of June 3, 2006, Griffin had committed purchase obligations of $11.8 million, principally for Griffin Land’s construction of the shell of a new industrial building in Tradeport, site work for additional industrial buildings in Tradeport and required infrastructure improvements at Tradeport. The infrastructure improvements are required by the Connecticut State Traffic Commission in connection with an increase in the permitted square feet of construction in the portion of Tradeport located in Windsor, Connecticut. Griffin will post a $6.5 million performance bond with the state to ensure that the infrastructure improvements are completed.

As of June 3, 2006, there is a $0.4 million collateralized letter of credit outstanding, issued by Griffin Land in favor of the town of Suffield, Connecticut that ensures Griffin Land’s performance in completing certain infrastructure for Griffin Land’s residential development, Stratton Farms. The letter of credit is collateralized by short-term investments of $0.4 million.

On June 23, 2006 Griffin Land entered into a definitive agreement to acquire an approximately 300,000 square foot industrial facility in Connecticut. The purchase price is slightly greater than the proceeds from the sale of 130 acres of undeveloped land to Walgreen that was completed on June 9, 2006. The facility to be acquired is currently owner occupied. Completion of this transaction is subject to satisfactory completion of due diligence by Griffin Land.

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

The significant accounting policies and methods, except for stock based compensation (see below), used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the year ended December 3, 2005 included in Griffin’s Report on Form 10-K as filed with the Securities and Exchange Commission. The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. The significant accounting estimates, except for stock-based compensation (see below), used by Griffin in preparation of its financial statements for the thirteen and twenty-six weeks ended June 3, 2006 are consistent with those used by Griffin in preparation of its fiscal 2005 financial statements.

Summary

Griffin incurred a net loss of $0.3 million for the thirteen weeks ended June 3, 2006 (the “2006 second quarter”) as compared to net income of $0.4 million for the thirteen weeks ended May 28, 2005 (the “2005 second quarter”). The lower results reflect the inclusion of $0.6 million in the 2005 second quarter of pretax profit from property sales at Griffin Land. There were no property sales by Griffin Land in the 2006 second quarter. In addition, operating profit at Imperial was lower in the 2006 second quarter as compared to the 2005 second quarter as lower gross margins on sales more than offset the effect of increased sales volume. Interest expense was higher in the 2006 second quarter as compared to the 2005 second quarter due to interest expense on a $12.7 million nonrecourse mortgage on two industrial buildings. Griffin Land entered into the nonrecourse mortgage in the 2005 third quarter.

Griffin’s net loss for the twenty-six weeks ended June 3, 2006 (the “2006 six month period”) was $1.8 million as compared to a net loss of $1.1 million for the twenty-six weeks ended May 28, 2005 (the “2005 six month period”). The higher net loss in the 2006 six month period reflects lower operating results at Griffin Land and Imperial in the 2006 six month period as compared to the 2005 six month period. The lower results in the current year at Griffin Land reflect the inclusion of $0.6 million in the 2005 six month period of gain on property sales as compared to no property sales in the 2006 six month period. Imperial incurred an operating loss in the 2006 six month period as compared to essentially break even operating results in the 2005 six month period. The lower results at Imperial principally reflect the effect of lower margins on sales which more than offset Imperial’s higher sales volume in the 2006 six month period. Interest expense in the 2006 six month period was higher than the 2005 six month period due to interest on the $12.7 million nonrecourse mortgage entered into by Griffin Land in the 2005 third quarter.

At the beginning of the 2006 fiscal year, Griffin adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective method of adoption. Results for prior periods have not been restated. The effect of the adoption of SFAS No. 123R on the 2006 second quarter and six month results of operations was not material. See Notes 1 and 5 to the consolidated financial statements included in Item 1.

Results of Operations

Thirteen Weeks Ended June 3, 2006 Compared to the Thirteen Weeks Ended May 28, 2005

Griffin’s consolidated total revenue increased from $20.7 million in the 2005 second quarter to $24.6 million in the 2006 second quarter. The increase of approximately $3.9 million reflects an increase in revenue of approximately $4.5 million at Imperial partially offset by a decrease in revenue of $0.6 million at Griffin Land.

The decrease in revenue of approximately $0.6 million at Griffin Land reflects a decrease of $0.8 million in property sales revenue partially offset by an increase of approximately $0.2 million in revenue from its leasing operations. There were no property sales in the 2006 second quarter as compared to a property sale that generated revenue of $0.8 million in the 2005 second quarter. At June 3, 2006, Griffin Land owned 1,403,000 square feet of industrial, flex and office space, with 1,026,000 square feet (73%) leased. At the end of the 2005 second quarter, Griffin Land had 1,266,000 square feet of industrial, flex and office space, with 1,011,000 square feet (80%) leased. The increase in total space in Griffin Land’s portfolio as of June 3, 2006 as compared to the end of the 2005 second quarter reflects the completion of the second of two new 137,000 square foot industrial buildings in the New England Tradeport (“Tradeport”). This new building came on line in the 2006 first quarter. Another new 137,000 square foot industrial building was completed at the end of the 2005 second quarter, and is included in Griffin Land’s total space owned at that time. However, leases in that new building were not effective until the 2005 third quarter. The increase in space leased at the end of the 2006 second quarter versus the comparable time last year principally reflects leases in these two new industrial buildings in Tradeport, which are each approximately 50% leased, partially offset by leases that terminated subsequent to the 2005 second quarter, including two leases aggregating 33,501 square feet that were terminated in the 2006 second quarter before their scheduled expiration, as the result of the tenant filing bankruptcy and rejecting the leases. The increase in revenue from leasing operations principally reflects $0.3 million from the two new industrial buildings placed in service subsequent to the 2005 second quarter and $0.1 million from leasing space that was vacant in the 2005 second quarter, partially offset by a reduction of $0.2 million reflecting the effect of leases terminating subsequent to the 2005 second quarter.

Market activity for the leasing of industrial space in the area where Griffin Land’s properties are located remained fairly strong in the 2006 second quarter. There have also been expressions of interest from certain tenants in the two new Tradeport industrial buildings to increase their space leased and to extend their lease terms. Activity for the leasing of office space, which had been weak, has recently increased based on inquiries from prospective tenants. Subsequent to the end of the 2006 second quarter, Griffin Land executed leases for 39,100 square feet of industrial space and 30,000 square feet of flex space. In addition, Griffin Land has received verbal commitments from prospective lessees for leases for approximately 97,000 square feet of industrial space. There is no assurance that the increased market activity for the leasing of space will result in leases for all or a portion of Griffin Land’s currently vacant space. In addition, there have been inquiries for potential sales of undeveloped land.

Net sales and other revenue at Imperial increased from $17.2 million in the 2005 second quarter to $21.7 million in the 2006 second quarter. Imperial’s unit sales volume increased approximately 29% in the 2006 second quarter as compared to the 2005 second quarter. The increased volume is attributed to improved spring weather in the 2006 second quarter as compared to last year and management’s focus on reducing Imperial’s inventories to levels more in line with expected sales. Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring. Sales in the second quarter (March through May) are a significant component of the full year’s net sales. Over the past three years, Imperial’s second quarter net sales accounted for at least 62% of the full year net sales in each of those years.

Griffin incurred a consolidated operating loss of $0.3 million in the 2006 second quarter as compared to a consolidated operating profit of $0.7 million in the 2005 second quarter. The lower operating results in the 2006 second quarter principally reflect decreases of approximately $0.6 million at Griffin Land and approximately $0.5 million at Imperial. General corporate expense was substantially unchanged in the 2006 second quarter as compared to the 2005 second quarter.

Operating results at Griffin Land in the 2006 and 2005 second quarters were as follows:

	2006	2005
	Second Qtr.	Second Qtr.
	(amounts in thousands)

Rental revenue	$2,906	$2,725
Costs related to rental revenue excluding
depreciation and amortization (a)	1,153	1,142
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	1,753	1,583

Revenue from property sale	-	808
Costs related to property sale	-	221
Gain from property sale	-	587

Profit from leasing activities and gain from property
sale before general and administrative expenses and
before depreciation and amortization expenses (a)	1,753	2,170
General and administrative expenses excluding
depreciation and amortization expense (a)	(623)	(657)
Profit before depreciation and amortization expense (a)	1,130	1,513
Depreciation and amortization expense related to
costs of rental revenue	(1,026)	(820)
Depreciation and amortization expense - other	(7)	(8)
Operating profit	$97	$685

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with generally accepted accounting principles in the United States of America. They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with generally accepted accounting principles in the United States of America.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.2 million in the 2006 second quarter as compared to the 2005 second quarter. The increase reflects the increased rental revenue from the two buildings that came on line subsequent to the 2005 second quarter. Costs related to rental revenue excluding depreciation and amortization expense were essentially unchanged as increased operating expenses for the two new industrial buildings and higher utility costs at all properties were offset by overall lower operating expenses in existing buildings. The increase in utility expenses principally reflects rate increases that went into effect this year.

The sale of commercial land in the 2005 second quarter generated proceeds of $0.8 million and a gain of $0.6 million. There were no property sales in the 2006 second quarter. Griffin Land’s general and administrative expenses were slightly lower in the 2006 second quarter than the 2005 second quarter.

Depreciation and amortization expense at Griffin Land increased approximately $0.2 million in the 2006 second quarter as compared to the 2005 second quarter. The increase reflects depreciation expense of $0.2 million principally related to the two new industrial buildings that came on line subsequent to the 2005 second quarter.

Imperial’s operating results were lower in the 2006 second quarter as compared to the 2005 second quarter, as follows:

	2006	2005
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Net sales and other revenue	$21,687	$17,174
Cost of goods sold	19,338	14,470
Gross profit	2,349	2,704
Selling, general and administrative expenses	1,798	1,678
Operating profit	$551	$1,026

The $0.5 million decrease in operating results at Imperial reflects a $0.4 million decrease in gross profit and a $0.1 million increase in selling, general and administrative expenses. The decrease in gross profit reflects higher cost of goods sold and lower pricing, which more than offset the increase in net sales. The higher cost of goods sold was due to higher plant costs and significantly higher costs of delivery, which were not passed through to customers. The increase in plant costs was partially due to selling inventory that had been held past its anticipated sale date and accumulated higher costs. The increased costs of delivery reflect the general increase in rates charged by trucking companies, including fuel surcharges, due to the increase in energy costs this year, and the use of higher cost trucking vendors to ensure that there was a sufficient number of trucks available for the increased volume shipped from Imperial's northern Florida farm in the 2006 second quarter. The lower pricing reflects management’s decision to reduce excess inventory levels by offering special pricing on certain items that were considered to be held in excess amounts and increased sales of seconds grade products, which are sold at a substantial discount to normal pricing. The increase in delivery costs this year could depress shipments from Imperial’s northern Florida facility during the balance of the year, as customers seek to source product closer to their locations to minimize freight charges.

Griffin’s general corporate expense was $1.0 million in both the 2006 and the 2005 second quarters. The 2005 second quarter included a $0.1 million retrospective insurance charge related to a former affiliate of Griffin. Excluding the effect of that item in the 2005 second quarter, general corporate expense increased by $0.1 million in the 2006 second quarter due principally to an increased accrual for incentive compensation expense and higher audit expenses. Based on the market price of its common stock on the last day of its fiscal second quarter, Griffin’s market capitalization of its public float resulted in Griffin becoming an accelerated filer effective at the end of fiscal 2006. As a result, Griffin is required to complete its adoption of the Section 404 provisions of the Sarbanes-Oxley Act, which is expected to result in significant general corporate expense during the balance of this year.

Griffin’s consolidated interest expense increased approximately $0.3 million in the 2006 second quarter as compared to the 2005 second quarter. The higher interest expense principally reflects interest on a $12.7 million nonrecourse mortgage on two industrial buildings in Tradeport that was entered into by a subsidiary of Griffin Land in the 2005 third quarter. Griffin’s average outstanding debt increased to $43.9 million in the 2006 second quarter from $32.0 million in the 2005 second quarter, reflecting the new mortgage.

Griffin reported income from interest, dividends, gains on short-term investments and other investment income of $0.6 million in the 2006 second quarter as compared to $0.3 million in the 2005 second quarter. The increase in the 2006 second quarter as compared to the 2005 second quarter reflects an increase in the average amount of short-term investments in the 2006 second quarter as compared to the 2005 second quarter and generally higher interest rates in the current year. In addition, the 2006 second quarter includes approximately $0.2 million of undistributed equity income from an investment in an agricultural cooperative in which Griffin holds a 25% interest. Because this investment had not been accounted for in prior periods, the cumulative effect was recorded within other investment income. Management believes the amount recorded is immaterial to annual periods and expects that the results of this investment will not be significant to Griffin in future periods.

Griffin’s effective income tax rate was 35.5% in the 2006 second quarter as compared to 34.0% in the 2005 second quarter. The higher effective income tax rate in the 2006 second quarter principally reflects a higher projected effective tax rate for fiscal 2006 as compared to fiscal 2005 due to higher state income taxes in the current year. The effective tax rate used in the 2006 second quarter is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Twenty-Six Weeks Ended June 3, 2006 Compared to the Twenty-Six Weeks Ended May 28, 2005

Net sales and other revenue increased from $24.0 million in the 2005 six month period to $28.3 million in the 2006 six month period, reflecting an increase in net sales of approximately $4.7 million at Imperial, partially offset by a decrease in revenue of approximately $0.5 million at Griffin Land.

Net sales and other revenue at Griffin Land decreased from $6.4 million in the 2005 six month period to $5.9 million in the 2006 six month period. The decrease of approximately $0.5 million reflects a $0.9 million decrease in revenue from property sales, as there were no property sales in the 2006 six month period, partially offset by an increase of $0.4 million of revenue from leasing operations. Revenue from leasing operations increased from $5.5 million in the 2005 six month period to $5.9 million in the 2006 six month period. The increase principally reflects revenue of $0.7 million from leases in buildings that came on line after the 2005 six month period and revenue of $0.2 million of leasing previously vacant space, partially offset by the loss of revenue of $0.5 million from leases included in the 2005 six month period that expired and were not renewed or were terminated early.

Net sales and other revenue at Imperial increased from $17.6 million in the 2005 six month period to $22.4 million in the 2006 six month period. Unit sales volume increased 30% in the 2006 six month period as compared to the 2005 six month period. The increase in net sales in the 2006 six month period reflects the factors as discussed in the 2006 second quarter results.

Griffin incurred a consolidated operating loss of $2.4 million in the 2006 six month period as compared to a consolidated operating loss of $1.1 million in the 2005 six month period. Operating results at Griffin Land and Imperial decreased by approximately $0.8 million and approximately $0.4 million, respectively, in the 2006 six month period as compared to the 2005 six month period. General corporate expense remained essentially the same in the 2006 six month period as compared to the 2005 six month period.

Operating results at Griffin Land decreased from operating profit of $0.6 million in the 2005 six month period to an operating loss of $0.2 million in the 2006 six month period, reflecting the following:

	2006	2005
	Six Month Period	Six Month Period
	(amounts in thousands)

Rental revenue	$5,920	$5,483
Costs related to rental revenue excluding
depreciation and amortization (a)	2,607	2,502
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	3,313	2,981

Revenue from property sales	-	915
Costs related to property sales	-	339
Gain from property sales	-	576

Profit from leasing activities and gain from property
sales before general and administrative expenses and
before depreciation and amortization expense (a)	3,313	3,557
General and administrative expenses excluding
depreciation and amortization expense (a)	(1,339)	(1,306)
Profit before depreciation and amortization expense (a)	1,974	2,251
Depreciation and amortization expense related to
costs of rental revenue	(2,125)	(1,600)
Depreciation and amortization expense - other	(13)	(14)
Operating (loss) profit	$(164)	$637

(a)
The costs related to rental revenue excluding depreciation and amortization, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with generally accepted accounting principles in the United States of America. They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate division. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with generally accepted accounting principles in the United States of America.

The increase of $0.3 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the increased revenue from the two new industrial properties included in the 2006 six month period, partially offset by higher building operating expenses, principally related to the two new industrial buildings that were in service in the 2006 six month period but were not in service during the 2005 six month period. The 2005 six month period also included a charge of $0.2 million to write off capitalized costs related to a lease that was terminated in that year. The lease termination was related to a new longer-term lease with a new tenant for that building, with lease rates that are equal to the rental rates under the terminated lease over the remaining term of the terminated lease.

The gain from property sales at Griffin Land in the 2005 six month period principally reflects the sale of commercial land in Windsor, Connecticut. General and administrative expenses were essentially unchanged in the 2006 six month period as compared to the 2005 six month period.

Depreciation and amortization expense at Griffin Land increased by $0.5 million in the 2006 six month period as compared to the 2005 six month period due principally to the two new industrial buildings in service this year and the accelerated depreciation of costs as a result of the early termination of two leases because of a tenant’s bankruptcy filing this year.

Imperial’s operating results decreased from essentially break even in the 2005 six month period to an operating loss of $0.4 million in the 2006 six month period as follows:

	2006	2005
	Six Month Period	Six Month Period
	(amounts in thousands)

Net sales and other revenue	$22,362	$17,638
Cost of goods sold	20,020	15,067
Gross profit	2,342	2,571
Selling, general and administrative expenses	2,756	2,558
Operating (loss) profit	$(414)	$13

The decrease in Imperial’s operating results reflects a $0.2 million decrease in gross profit and a $0.2 million increase in selling, general and administrative expenses. The lower gross profit reflects the effect of lower gross margins on sales in the 2006 six month period. The 2005 six month period also included a charge of $0.5 million for plant disposals in excess of expected amounts. There was no charge for excess inventory disposals in the 2006 six month period. However, Imperial’s gross margin on sales decreased from 17.7% in the 2005 six month period (excluding the effect of the inventory charge) to 10.5% in the 2006 six month period, reflecting higher plant costs in the current year, increased delivery costs and lower pricing.

Imperial’s selling, general and administrative expenses increased by $0.2 million in the 2006 six month period as compared to the 2005 six month period. The increase principally reflects higher selling expenses, principally sales commissions, related to the increase in net sales volume in the current year. As a percentage of net sales, selling, general and administrative expenses decreased from 14.5% in the 2005 six month period to 12.3% in the 2006 six month period.

Griffin’s general corporate expense of $1.8 million in the 2006 six month period was essentially unchanged from the 2005 six month period. The 2005 six month period included a $0.1 million retrospective insurance charge related to a former affiliate of Griffin. Excluding the effect of that item in the 2005 six month period, general corporate expense increased by $0.1 million due principally to an increase in accrued incentive compensation expense and other general and administrative expenses.

Griffin’s consolidated interest expense increased from $1.0 million in the 2005 six month period to $1.5 million in the 2006 six month period. The increase principally reflects interest on the new $12.7 million mortgage that was completed in the 2005 third quarter. Griffin’s average outstanding debt in the 2006 six month period was $44.0 million as compared to $32.2 million in the 2005 six month period.

Griffin’s income from interest, dividends, gains on short-term investments and other investment income was $1.0 million in the 2006 six month period as compared to $0.5 million in the 2005 six month period. The increase of investment income in the current year reflects the higher amount of short-term investments in the current year and higher short-term interest rates in the current year. In addition, the 2006 six month period includes approximately $0.2 million of undistributed equity income from an investment in an agricultural cooperative in which Griffin holds a 25% interest. Because this investment had not been accounted for in prior periods, the cumulative effect was recorded within other investment income. Management believes the amount recorded is immaterial to annual periods and expects that the results of this investment will not be significant to Griffin in future periods.

Griffin’s effective income tax benefit rate was 37.3% for the 2006 six month period, as compared to 34.4% for the 2005 six month period. The higher effective income tax rate in the 2006 six month period as compared to the 2005 six month period principally relates to higher state income taxes in the current year. The effective tax rate for the 2006 six month period reflects a 35% rate for federal income taxes adjusted for state income taxes based on management's projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.5 million in the 2006 six month period as compared to net cash used in operating activities of $1.7 million in the 2005 six month period. The 2006 six month period net cash provided by operating activities includes $12.3 million of cash generated from a reduction of short-term investments as compared to $6.6 million of cash generated from the reduction of short-term investments in the 2005 six month period. Excluding that item in each period, Griffin had net cash used in operations of $6.8 million in the 2006 six month period as compared to $8.4 million in the 2005 six month period. The lower amount of cash used in operating activities, excluding the cash generated from short-term investments, principally reflects the reduction of inventories at Imperial, partially offset by the effect of lower operating results and net unfavorable changes in accounts receivable and other current assets.

Net cash used in investing activities increased from $4.7 million in the 2005 six month period to $4.9 million in the 2006 six month period due principally to the lack of proceeds from property sales in the 2006 six month period. Additions to real estate held for sale or lease decreased from $5.1 million in the 2005 six month period to $4.7 million in the 2006 six month period. Cash used for additions to Griffin Land’s real estate assets in the current period principally reflects infrastructure work on a residential subdivision in Suffield, Connecticut, payments related to the completion of the new industrial building that came on line in the 2006 first quarter and recently completed tenant improvements related to new leases. Additions to property and equipment, principally for Imperial, were $0.3 million in the 2006 six month period as compared to $0.5 million in the 2005 six month period. Capital expenditures for Imperial in the 2006 six month period were principally to replace equipment used in its farming operations.

Net cash provided by financing activities was $1.1 million in the 2006 six month period as compared to net cash of $0.3 million used in financing activities in the 2005 six month period. The net cash provided by financing activities in the 2006 six month period reflects cash proceeds from stock options exercised in the current year partially offset by payments of mortgage principal. Also included in cash provided by financing activities in the 2006 six month period is a $0.8 million tax benefit from the exercise of stock options. In accordance with SFAS No. 123(R), the presentation in Griffin’s statement of cash flows in the current year has changed from prior periods to report the tax benefits from the exercise of stock options as a financing cash flow. Prior to the adoption of SFAS No. 123(R), these tax benefits were reported as an operating cash flow. The net cash used in financing activities in the 2005 six month period reflected payments of principal on Griffin Land’s mortgages.

In the near-term, Griffin plans to continue to invest in its real estate business. In the 2006 second quarter, Griffin Land started construction, on speculation, on the shell of a new 127,000 square foot industrial building in the Tradeport. Griffin Land has also started the site work for several additional industrial buildings in the Tradeport. The cost of site work in the portion of Tradeport where these new buildings will be located is expected to be higher than site costs for previous buildings recently built by Griffin Land. The higher site costs reflect the nature of the land on which the buildings will be located along with required berming and roadwork on this site.  Griffin Land also expects to incur expenditures to build out the interiors of its new buildings as leases are completed, and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks. In the latter part of fiscal 2005, Griffin Land started infrastructure work on Stratton Farms, a residential development in Suffield, Connecticut. Griffin Land is continuing with the infrastructure work on Stratton Farms in fiscal 2006 and is currently marketing sales of residential lots in this development. Griffin Land is also continuing to work towards obtaining approvals for Meadowood, its proposed residential development in Simsbury, Connecticut. There have been some preliminary discussions with town officials regarding potential settlement options for Meadowood. Griffin Land intends to proceed with these and other residential development plans on its land holdings that are appropriate for that use.

On June 9, 2006, Griffin Land completed the sale of approximately 130 acres of undeveloped land in the Tradeport to Walgreen Co. (“Walgreen”). The sale price was $13 million, before transaction expenses, and was paid in cash at closing. Griffin Land will record a significant pretax gain from this transaction in the 2006 third quarter.

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

On June 23, 2006, Griffin entered into a definitive agreement to acquire an approximately 300,000 square foot warehouse facility in Connecticut. The facility is currently owner occupied and is expected to be vacant at the time of the closing. The closing of this transaction is contingent upon the satisfactory completion of due diligence on the facility to be acquired. If all contingencies are satisfied, the closing of this transaction is expected to take place in the third quarter. The purchase price is slightly greater than the proceeds Griffin received from the recently completed sale of undeveloped land to Walgreen. There is no assurance that this transaction will be completed under its current terms, or at all. Griffin expects this acquisition to be included as part of a Section 1031 exchange for income tax purposes, which would result in the deferral of income tax payments related to the gain from the sale of undeveloped land to Walgreen.

Griffin’s payments (including principal and interest) under contractual obligations as of June 3, 2006 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$63.4	$3.9	$7.8	$13.7	$38.0
Capital Lease Obligations	0.3	0.1	0.2	-	-
Operating Lease Obligations	0.4	0.2	0.2	-	-
Purchase Obligations (1)	11.8	6.9	4.9	-	-
Other (2)	1.8	-	-	-	1.8
	$77.7	$11.1	$13.1	$13.7	$39.8

(1)	Includes obligations for the construction of the shell of a new industrial building at Griffin Land and for the purchase of raw materials by Imperial.
(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of June 3, 2006, Griffin had cash and short-term investments of approximately $31.7 million. Management believes that the significant amount of cash and short-term investments held by Griffin will be sufficient to finance the working capital requirements of its businesses and fund continued investment in Griffin’s real estate assets for the foreseeable future. Griffin Land may also continue to seek nonrecourse mortgage placements on selected properties. Griffin also anticipates seeking to purchase either or both land and buildings with a substantial portion of its cash and short-term investment balances. There currently is a definitive agreement in place for Griffin to acquire a warehouse facility in Connecticut (see above). Other real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of ARB No. 43, Chapter 4).” This new standard requires the recognition of abnormal inventory costs related to idle facility expenses, freight, handling costs and spoilage as period costs. SFAS No. 151 is effective for Griffin in fiscal 2006 and did not have a material impact on Griffin’s consolidated financial statements for the thirteen and twenty-six weeks ended June 3, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to improvement in operating results of Imperial, leasing currently vacant space, construction of additional facilities in the real estate business, completion of land sales that are currently under contract, completion of real estate acquisitions currently under contract, approval of currently proposed residential subdivisions or completion of an acquisition of a warehouse facility currently under contract. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin’s mortgage interest rates and related principal payment requirements are described in Note 4 to the unaudited consolidated financial statements included in Item 1. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin did not have any variable rate debt outstanding during the thirteen weeks ended June 3, 2006.

Griffin is potentially exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk. Griffin’s short-term investments generally consist of debt instruments with maturities ranging from one to thirty-six months, with a weighted average maturity of approximately four months as of June 3, 2006. These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

Griffin does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that Griffin will not use them as a means to manage interest rate risk in the future.

Griffin does not have foreign currency exposure in operations. Griffin does have an investment in a public company, Centaur Holdings, plc, based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

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

PART II	OTHER INFORMATION

ITEMS 1 - 3.	Not Applicable

ITEM 4	Submission of Matters to a Vote of Security Holders

	(a)	Annual Meeting of Stockholders: May 16, 2006

	(b)	The following were elected as Directors at the Annual Meeting, representing all of the directors:

	(c)(i)	1) Mr. Winston Churchill, Jr. was elected a Director for 2006 with 4,968,835 votes in favor, 5,334 withheld, and 123,941 not voting.

2) Mr. Edgar M. Cullman was elected a Director for 2006 with 4,967,027 votes in favor, 7,142 withheld, and 123,941 not voting.

3) Mr. David M. Danziger was elected a Director for 2006 with 4,776,705 votes in favor, 197,464 withheld, and 123,941 not voting.

4) Mr. Frederick M. Danziger was elected a Director for 2006 with 4,967,071 votes in favor, 7,098 withheld, and 123,941 not voting.

5) Mr. Thomas C. Israel was elected a Director for 2006 with 4,778,769 votes in favor, 195,400 withheld, and 123,941 not voting.

6) Mr. Alan Plotkin was elected a Director for 2006 with 4,778,769 votes in favor, 195,400 withheld, and 123,941 not voting.

7) Mr. David F. Stein was elected a Director for 2006 with 4,778,769 votes in favor, 195,400 withheld, and 123,941 not voting.

(ii)
The authorization of the selection of PricewaterhouseCoopers LLP as independent registered public accountants for 2006 was approved with 4,780,987 votes in favor, 193,051 opposed, and 124,072 not voting.

ITEM 5	Not Applicable

ITEM 6.	Exhibits

	Exhibit No.	Description

	31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a),
as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a),
as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

	32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

/s/ FREDERICK M. DANZIGER
Date: July 18, 2006	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
Date: July 18, 2006	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary