Form 10-Q
period 2006-09-02
GRIFFIN LAND & NURSERIES INC
filed 2006-10-17
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 2, 2006

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

Number of shares of Common Stock outstanding at October 3, 2006: 5,112,209

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I                                               FINANCIAL INFORMATION

ITEM 1.                                             FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Sept. 2,	Aug. 27,	Sept. 2,	Aug. 27,
	2006	2005	2006	2005
Landscape nursery net sales	$5,104	$5,699	$27,466	$23,337
Rental revenue and property sales	12,593	3,350	18,513	9,748
Total revenue	17,697	9,049	45,979	33,085

Costs of landscape nursery sales	5,527	6,060	25,547	21,127
Costs related to rental revenue and property sales	4,830	2,266	9,562	6,707
Total costs of goods sold	10,357	8,326	35,109	27,834

Gross profit	7,340	723	10,870	5,251
Selling, general and administrative expenses	3,405	2,514	9,320	8,151
Operating profit (loss)	3,935	(1,791)	1,550	(2,900)
Gain on sale of Shemin Acquisition Corporation	—	3,235	—	3,235
Interest expense	(732)	(659)	(2,259)	(1,697)
Income from interest, dividends, gains on short-term investments and other investment income	584	284	1,571	804

Income (loss) before income tax provision (benefit)	3,787	1,069	862	(558)
Income tax provision (benefit)	1,188	353	98	(207)
Net income (loss)	$2,599	$716	$764	$(351)

Basic net income (loss) per common share	$0.51	$0.14	$0.15	$(0.07)
Diluted net income (loss) per common share	$0.49	$0.14	$0.15	$(0.07)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Sept. 2, 2006	Dec. 3, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,835	$1,207
Short-term investments, net	31,751	40,985
Accounts receivable, less allowance of $138 and $311	4,496	2,696
Inventories, net	29,525	33,184
Deferred income taxes	2,154	1,770
Other current assets	4,684	3,228
Total current assets	75,445	83,070
Real estate held for sale or lease, net	97,761	79,015
Property and equipment, net	9,418	10,072
Investment in Centaur Media, plc	14,565	10,440
Other assets	5,931	6,053
Total assets	$203,120	$188,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,102	$1,060
Accounts payable and accrued liabilities	8,546	6,865
Deferred revenue	6,615	224
Total current liabilities	16,263	8,149
Long-term debt	42,465	43,159
Deferred income taxes	2,634	780
Deferred revenue	1,548	1,770
Other noncurrent liabilities	2,140	1,935
Total liabilities	65,050	55,793

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,102,209 and 4,999,604 shares issued and outstanding, respectively	51	50
Additional paid-in capital	97,105	95,339
Retained earnings	33,573	32,809
Accumulated other comprehensive income, net of tax	7,341	4,659
Total stockholders’ equity	138,070	132,857
Total liabilities and stockholders’ equity	$203,120	$188,650

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Thirty-Nine Weeks Ended September 2, 2006 and August 27, 2005

(dollars in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income (Loss)
Balance at Nov. 27, 2004	4,959,162	$50	$94,699	$34,177	$5,204	$134,130

Exercise of stock options including tax benefit of $169	40,442	—	638	—	—	638

Net loss	—	—	—	(351)	—	(351)	$(351)

Other comprehensive loss	—	—	—	—	(1,121)	(1,121)	(1,121)

Balance at Aug. 27, 2005	4,999,604	$50	$95,337	$33,826	$4,083	$133,296	$(1,472)

Balance at Dec. 3, 2005	4,999,604	$50	$95,339	$32,809	$4,659	$132,857

Exercise of stock options including tax benefit of $866	102,605	1	1,679	—	—	1,680

Stock-based compensation expense	—	—	87	—	—	87

Net income	—	—	—	764	—	764	$764

Other comprehensive income	—	—	—	—	2,682	2,682	2,682

Balance at Sept. 2, 2006	5,102,209	$51	$97,105	$33,573	$7,341	$138,070	$3,446

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 39 Weeks Ended,
	Sept. 2, 2006	Aug. 27, 2005
Operating activities:
Net income (loss)	$764	$(351)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,933	3,820
Gain on sale of Shemin Acquisition Corporation	—	(3,235)
Gain on sale of properties	(6,960)	(955)
Equity income from investment in agricultural cooperative	(151)	—
Unrealized gain on trading securities	(154)	(97)
Provision for bad debts	83	233
Deferred income taxes	27	(317)
Stock based compensation expense	87	—
Amortization of debt issuance costs	62	47
Provision for inventory losses	727	1,378
Real estate asset write-offs	—	169
Changes in assets and liabilities:
Short-term investments	9,388	(13,018)
Accounts receivable	(1,843)	(2,857)
Inventories	2,932	(1,841)
Other current assets	(1,500)	(532)
Accounts payable and accrued liabilities	(146)	498
Deferred revenue	1,002	125
Other noncurrent assets and noncurrent liabilities, net	(120)	(314)
Net cash provided by (used in) operating activities	8,131	(17,247)

Investing activities:
Additions to real estate held for sale or lease	(21,114)	(11,249)
Proceeds from sale of properties, net of expenses	14,009	1,287
Additions to property and equipment	(342)	(588)
Proceeds from the sale of Shemin Acquisition Corporation	—	5,721
Proceeds from distribution from Shemin Nurseries	—	1,673
Net cash used in investing activities	(7,447)	(3,156)

Financing activities:
Tax benefit of stock options exercised	866	—
Exercise of stock options	814	469
Increase in debt	—	12,700
Payments of debt	(736)	(675)
Net cash provided by financing activities	944	12,494
Net increase (decrease) in cash and cash equivalents	1,628	(7,909)
Cash and cash equivalents at beginning of period	1,207	8,827
Cash and cash equivalents at end of period	$2,835	$918

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements
(dollars in thousands unless otherwise noted, except per share data)
(unaudited)

1.     Basis of Presentation

The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). The accompanying financial statements have also been prepared in accordance with the accounting policies, except for stock-based compensation (see below), stated in Griffin’s audited financial statements for the year ended December 3, 2005 included in our Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, except for the other investment income described in Note 7, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected.  The consolidated balance sheet data as of December 3, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the thirteen and thirty-nine weeks ended September 2, 2006 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior year have been reclassified to conform to the current presentation.

 In fiscal 2006, Griffin adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method of adoption. Accordingly, compensation cost recognized in the thirteen and thirty-nine weeks ended September 2, 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No.123(R) been applied from its original effective date. Results for prior periods have not been restated. See Note 5.  Prior to the thirty-nine weeks ended September 2, 2006, Griffin accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  No stock-based compensation cost was reflected in prior years because all options granted under Griffin’s stock option plan had an exercise price equal to the market price of the underlying common stock on the date of grant. Also, in fiscal 2006 Griffin accounted for a real estate sale under the percentage of completion method, which resulted in a portion of the total revenue and gain being deferred to future periods, and will be recognized as the costs of required road improvements related to the land sold are incurred. See Note 7.

2.     Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of ARB No. 43, Chapter 4).”  This new standard requires the recognition of abnormal inventory costs related to idle facility expenses, freight, handling costs and spoilage as period costs.  SFAS No. 151 is effective for Griffin in fiscal 2006 and did not have a material impact on Griffin’s consolidated financial statements for the thirteen and thirty-nine weeks ended September 2, 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  This new standard requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles, unless it is impracticable to do so.  SFAS No. 154 also provides that correction of errors in previously issued financial statements should be termed a “restatement”.  The new standard is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“Fin No. 48”).  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Specifically, Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Fin No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  Fin No. 48 is effective for fiscal years beginning after December 15, 2006.  Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements.  This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  For employers that have equity securities that trade in a public market, this new standard requires the recognition of the funded status of a defined benefit postretirement plan and requires disclosures as of the end of the fiscal year ending after December 15, 2006.  Griffin does not have a defined benefit pension plan and its defined benefit postretirement benefit plan is unfunded and is included as a liability on Griffin’s balance sheet.

3.     Industry Segment Information

Griffin’s reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Sept. 2, 2006	Aug. 27, 2005	Sept. 2, 2006	Aug. 27, 2005
Total revenue:
Landscape nursery net sales	$5,104	$5,699	$27,466	$23,337
Rental revenue and property sales	12,593	3,350	18,513	9,748
	$17,697	$9,049	$45,979	$33,085
Operating profit (loss):
Landscape nursery	$(1,572)	$(1,428)	$(1,986)	$(1,415)
Real estate	6,776	390	6,612	1,027
Industry segment totals	5,204	(1,038)	4,626	(388)
General corporate expense	(1,269)	(753)	(3,076)	(2,512)
Operating profit (loss)	3,935	(1,791)	1,550	(2,900)
Gain on sale of Shemin Acquisition Corp.	—	3,235	—	3,235
Interest expense	(732)	(659)	(2,259)	(1,697)
Income from interest, dividends, gains on short-term investments and other investment income	584	284	1,571	804
Income (loss) before income tax provision (benefit)	$3,787	$1,069	$862	$(558)

	Sept. 2, 2006	Dec. 3, 2005
Identifiable assets:
Landscape nursery	$42,698	$45,495
Real estate	107,331	87,313
Industry segment totals	150,029	132,808
General corporate (consists primarily of investments)	53,091	55,842
Total assets	$203,120	$188,650

Revenue of the real estate segment in the thirteen and thirty-nine weeks ended September 2, 2006 includes property sales revenue (see Note 7) of $9,633.  Revenue of the real estate segment in the thirteen and thirty-nine weeks ended August 27, 2005 includes property sales revenue of $425 and $1,340, respectively.

4.     Long-Term Debt

Long-term debt includes:

	Sept. 2, 2006	Dec. 3, 2005
Nonrecourse mortgages:
8.54% due July 1, 2009	$7,702	$7,761
6.08% due January 1, 2013	9,093	9,244
6.30% due May 1, 2014	1,239	1,320
5.46% due July 1, 2015	12,528	12,644
8.13% due April 1, 2016	5,546	5,674
7.0% due October 1, 2017	7,177	7,273
Total nonrecourse mortgages	43,285	43,916
Capital leases	282	303
Total	43,567	44,219
Less: current portion	(1,102)	(1,060)
Total long-term debt	$42,465	$43,159

On July 7, 2005, a subsidiary of Griffin completed a mortgage for $12.7 million on two of its industrial buildings.  This mortgage has an interest rate of 5.46% and a ten year term, with payments based on a thirty year amortization schedule.  The mortgage is nonrecourse, however, Griffin entered into a master lease with its subsidiary for the space in the mortgaged buildings that was not leased to third-party tenants at the inception of the new mortgage (the “Initial Vacant Space”).  As Griffin Land enters into approved leases for the Initial Vacant Space, the master lease between Griffin and its subsidiary on that portion of the Initial Vacant Space will be terminated.

At September 2, 2006 and December 3, 2005, the fair values of Griffin’s mortgages were $44.4 million and $46.1 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

5.     Stock Options

The Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”), adopted in 1997 and subsequently amended, makes available a total of 1,250,000 options to purchase shares of Griffin common stock. The Griffin Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Griffin. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options issued at market value on the date approved by the Board of Directors of Griffin. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.

Stock options issued will expire ten years from the grant date.  Stock options issued to independent directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to independent directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at September 2, 2006 may be exercised as stock appreciation rights.

There were 14,140 and 6,268 stock options granted during the thirty-nine weeks ended September 2, 2006 and August 27, 2005, respectively.  The fair values of the stock options granted were $18.38 for 5,140 options granted in the thirty-nine weeks ended September 2, 2006 and $15.98 for 9,000 stock options granted in the thirty-nine weeks ended September 2, 2006.  The fair value of stock options granted in the thirty-nine weeks ended August 27, 2005 was $11.15.  The fair values were estimated as of the dates of grant using the Black-Scholes option pricing model.  Assumptions used in determining the fair values of the stock options granted were as follows:

	For the 39 Weeks Ended,
	Sept. 2, 2006	Aug. 27, 2005

Expected volatility	40.83% to 43.31%	44.06%
Risk free interest rate	5.03% to 5.10%	3.77%
Option term	7 to 8.8 years	5 years
Dividend yield	none	none

In the thirty-nine weeks ended September 2, 2006, Griffin adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective method of adoption. Compensation cost is based on the estimated fair values of stock options as determined on their grant dates and is recorded over their vesting periods.  Compensation cost recognized in the thirteen and thirty-nine weeks ended September 2, 2006 was $34 and $87, respectively, with related tax benefits of $10 and $27, respectively, and is the same as that which would have been recognized had the recognition provisions of SFAS No.123(R) been applied from its original effective date.  Results for prior periods have not been restated.  The following table reflects the effect on net income (loss) and net income (loss) per share if the fair value based method had been applied to all outstanding and unvested stock options in each period:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Sept. 2, 2006	Aug. 27, 2005	Sept. 2, 2006	Aug. 27, 2005

Net income (loss), as reported	$2,599	$716	$764	$(351)
Stock-based employee compensation expense included in reported net income, net of taxes	24	—	61	—
Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(24)	(32)	(61)	(67)
Net income (loss), pro forma	$2,599	$684	$764	$(418)

Basic net income (loss) per common share, as reported	$0.51	$0.14	$0.15	$(0.07)
Basic net income (loss) per common share, pro forma	$0.51	$0.14	$0.15	$(0.08)

Diluted net income (loss) per common share, as reported	$0.49	$0.14	$0.15	$(0.07)
Diluted net income (loss) per common share, pro forma	$0.49	$0.13	$0.15	$(0.08)

Included in Griffin’s stock-based compensation in the thirteen and thirty-nine weeks ended September 2, 2006 are the costs related to the unvested portion of certain stock option grants made in fiscal 2002 through fiscal 2006.  The stock options granted prior to fiscal 2002 and certain other grants in fiscal 2003 and fiscal 2002 were fully vested as of the beginning of the 2006 fiscal year.  Forfeiture rates of 0% and 30.2% were utilized based on the historical activity of the grantees.

Activity under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”) is summarized as follows:

	For the 39 Weeks Ended,
	Sept. 2, 2006		Aug. 27, 2005
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	503,857	$12.65	511,074	$12.55
Exercised	(102,605)	7.94	(40,442)	11.60
Vested	21,548	16.59	33,225	12.86
Outstanding at end of period	422,800	$13.99	503,857	$12.65

Range of Exercise Prices for Vested Options	Outstanding at Sept. 2, 2006	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$9.00-$18.00	415,582	$13.80	2.5	$2,313
Over $24.00	7,218	24.94	7.8	84
	422,800	$13.99	2.6	$2,397

	For the 39 Weeks Ended,
	Sept. 2, 2006		Aug. 27, 2005
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	36,816	$17.78	73,440	$14.36
Granted	14,140	31.01	6,268	25.53
Vested	(21,548)	16.59	(33,225)	12.86
Forfeited	(667)	14.35	(9,667)	13.70
Nonvested at end of period	28,741	$25.27	36,816	$17.78

Range of Exercise Prices for Nonvested Options	Outstanding at Sept. 2, 2006	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$9.00-$18.00	8,333	$15.33	5.5	$60
Over $24.00	20,408	29.33	9.5	308
	28,741	$25.27	8.3	$368

Number of option holders at September 2, 2006	20

As of September 2, 2006, there was $36 of unrecognized compensation cost related to nonvested stock options that will be recognized during the remainder of fiscal 2006, $98 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal 2007, $47 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal 2008 and a total of $41 for fiscal years 2009 through 2011.  The total fair value of shares vested during the thirty-nine weeks ended September 2, 2006 and August 27, 2005 was $161 and $191, respectively.

6.     Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Sept. 2, 2006	Aug. 27, 2005	Sept. 2, 2006	Aug. 27, 2005

Net income (loss) as reported for computation of basic and diluted per share results	$2,599	$716	$764	$(351)

Weighted average shares outstanding for computation of basic per share results	5,099,000	4,991,000	5,072,000	4,974,000
Incremental shares from assumed exercise of Griffin stock options (a)	168,000	185,000	182,000	—
Weighted average shares outstanding for computation of diluted per share results	5,267,000	5,176,000	5,254,000	4,974,000

(a)      Incremental shares from the assumed exercise of Griffin stock options were not included in periods where the inclusion of such shares would be anti-dilutive.  For the thirty-nine weeks ended August 27, 2005, the incremental shares from the assumed exercise of stock options would have been 198,000.

7.     Supplemental Financial Statement Information

Short-Term Investments

Griffin’s short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”   Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet dates, and net realized and unrealized gains and losses on those investments are included in pretax income (loss).  At September 2, 2006 and December 3, 2005, $0.4 million and $1.3 million, respectively, of Griffin’s short-term investments were being used as security for a letter of credit of Griffin Land.  The composition of short-term investments at September 2, 2006 and December 3, 2005 is as follows:

	As of September 2, 2006		As of December 3, 2005
	Cost	Fair Value	Cost	Fair Value
Certificates of Deposit	$14,785	$15,070	$20,224	$20,368
Federal Agency Coupon Notes	10,424	10,474	5,834	5,878
Commercial Paper	6,189	6,207	14,728	14,739
Total short-term investments	$31,398	$31,751	$40,786	$40,985

Income from cash equivalents and short-term investments for the thirteen and thirty-nine weeks ended September 2, 2006 and August 27, 2005 consists of:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Sept. 2, 2006	Aug. 27, 2005	Sept. 2, 2006	Aug. 27, 2005

Interest and dividend income	$180	$37	$315	$223
Net realized gains on the sales of short-term investments	397	119	951	484
Net unrealized gain on short-term investments	7	128	154	97
	$584	$284	$1,420	$804

Other Investment Income

In the thirty-nine weeks ended September 2, 2006, Griffin recorded $151, before taxes, as its share of the cumulative undistributed equity income from an investment in an agricultural cooperative, in which Griffin holds a 25% interest, that manufactures and sells fertilizer to its members who are growers of landscape nursery products.  Annual patronage rebates from this investment have been accounted for as a reduction of the cost of landscape nursery sales.  Because this investment had not been accounted for in previous periods, the cumulative effect was recorded within other investment income and is excluded from the amounts in the table above.  Management believes that the amount recorded is immaterial to annual periods and expects that the results of this investment will not be significant to Griffin in future periods.

Deferred Revenue on Land Sales

On June 9, 2006, Griffin completed the sale of 130 acres of undeveloped land in the New England Tradeport (“Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut, for cash proceeds of $13.0 million.  As provided in the terms of the contract for the sale of the land and as required under a new State Traffic Commission Certificate covering the area in Tradeport located in Windsor, certain improvements to existing roads are required.  The cost of these improvements is the responsibility of Griffin, however a portion of the costs will either be reimbursed from the purchaser of the land or performed by the town.  As a result of Griffin’s continuing involvement with the required improvements to the existing roads, this land sale is accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on the sale are recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required improvements to existing roads. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.

As of September 2, 2006, approximately 60% of the total costs related to this transaction had been incurred, therefore, 60% of the total revenue, approximately $7.8 million, and 60% of the pretax gain on sale, approximately $5.8 million, are included in Griffin’s results of operations for the thirteen and thirty-nine weeks ended September 2, 2006.  The balance of the revenue and the pretax gain on sale will be recognized as the remaining costs, principally the required roadwork improvements, are incurred, which is expected to take place over the next twelve to eighteen months. Included on Griffin’s balance sheet as of September 2, 2006 is deferred revenue of approximately $5.2 million that will be recognized as the road improvements are completed.  Including the pretax gain on the sale of approximately $5.8 million recognized in the thirteen and thirty-nine weeks ended September 2, 2006, the total gain on this transaction is expected to be approximately $9.7 million after all revenue is recognized and all costs incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, increases in future costs over current estimated amounts would reduce the gain recognized in future periods.

On July 27, 2006, Griffin completed the sale of ten residential lots in Stratton Farms, a residential development in Suffield, Connecticut.  Griffin received $1.2 million in cash at closing, with $1.0 million allocated to the land sold and $0.2 million allocated to the value of an option granted the buyer for the purchase of additional lots. As of September 2, 2006, the $0.2 million is included on Griffin’s consolidated balance sheet as deferred revenue and will be recognized as revenue in future periods when the buyer's right to acquire additional residential lots expires. Griffin recognized a gain of $0.5 million on this sale.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the thirty-nine weeks ended September 2, 2006 and August 27, 2005 consist of the following:

	For the 39 Weeks Ended,
	Sept. 2, 2006	Aug. 27, 2005

Balance at beginning of period	$4,659	$5,204
Increase (decrease) in fair value at end of period of Centaur Media, plc, net of tax provision of $982 and tax benefit of $429, respectively	1,824	(798)
Increase (decrease) in value of Centaur Media, plc, due to foreign currency rate changes, net of tax provision of $461 and tax benefit of $174, respectively	858	(323)
Balance at end of period	$7,341	$4,083

Shemin Acquisition Corporation

On May 31, 2005, Griffin exchanged a portion of its holdings in Shemin Acquisition Corp. (“Shemin Acquisition”) for an approximate 14% equity interest in Shemin Nurseries Holding Corp. (“Shemin Nurseries”), which operates a landscape nursery distribution business through a subsidiary that previously was a subsidiary of Shemin Acquisition.  Griffin then completed the sale of its remaining equity interest in Shemin Acquisition, which Griffin had accounted for under the cost method of accounting for investments.  Griffin held approximately 14% of the outstanding common stock of Shemin Acquisition prior to these transactions at a carrying value of $4.7 million.  Griffin received initial cash proceeds of $5.9 million from the sale of its remaining common stock of Shemin Acquisition and recorded a pretax gain of $3.2 million on this transaction.

On June 29, 2005 Griffin received a cash distribution of $1.5 million from Shemin Nurseries.  Subsequent to these transactions, Shemin Nurseries paid $0.2 million to the buyer of Shemin Acquisition on behalf of Griffin for Griffin’s share of the purchase price adjustment related to the determination of Shemin Acquisition’s working capital as of the closing date of the sale.  Griffin recorded this as an additional distribution from Shemin Nurseries.  The total distribution from Shemin Nurseries of $1.7 million was recorded as a return of investment because Shemin Nurseries did not have cumulative earnings from the time of Griffin’s original investment in Shemin Nurseries.  As a result, Griffin’s remaining investment in Shemin Nurseries is $0.5 million and is included in other assets on Griffin’s consolidated balance sheets.  Griffin accounts for its interest in Shemin Nurseries under the cost method of accounting for investments.

Supplemental Cash Flow Information

Included in accounts payable and accrued liabilities at September 2, 2006 and December 3, 2005 were $4,210 and $2,383, respectively, for additions to real estate held for sale or lease.

Inventories

Inventories consist of:

	Sept. 2, 2006	Dec. 3, 2005

Nursery stock	$29,332	$32,993
Materials and supplies	2,004	2,352
	31,336	35,345
Reserves	(1,811)	(2,161)
	$29,525	$33,184

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	Sept. 2, 2006	Dec. 3, 2005
Land		$674	$674
Land improvements	10 to 20 years	5,476	5,456
Buildings and improvements	10 to 40 years	3,057	3,057
Machinery and equipment	3 to 20 years	17,481	17,005
		26,688	26,192
Accumulated depreciation		(17,270)	(16,120)
		$9,418	$10,072

Griffin incurred new capital lease obligations of $84 and $78, respectively, in the thirty-nine weeks ended September 2, 2006 and August 27, 2005.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		September 2, 2006
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,270	$6,982	$8,252
Land improvements	15 years	—	5,395	5,395
Buildings and improvements	10 to 40 years	—	80,760	80,760
Tenant improvements	Shorter of useful life or terms of related lease	—	9,335	9,335
Development costs		7,081	9,202	16,283
		8,351	111,674	120,025
Accumulated depreciation			(22,264)	(22,264)
		$8,351	$89,410	$97,761

		December 3, 2005
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,305	$5,074	$6,379
Land improvements	15 years	—	5,060	5,060
Buildings and improvements	10 to 40 years	—	62,438	62,438
Tenant improvements	Shorter of useful life or terms of related lease	—	9,044	9,044
Development costs		5,356	10,728	16,084
		6,661	92,344	99,005
Accumulated depreciation		—	(19,990)	(19,990)
		$6,661	$72,354	$79,015

Income Taxes

Griffin is projecting a 2006 annual effective tax rate on operating income of 22.5%.  This rate is lower than prior periods and the expected statutory federal rate due to changes in the projected mix of earnings and losses to be taxed in separate state jurisdictions and projected state income taxes as they relate to projected full year results. The projected mix of earnings in separate state tax jurisdictions changed significantly during the 2006 third quarter due to the deferral of a portion of the gain reported on the land sold to Walgreen. The 2006 nine month period overall effective tax rate of 11.4% is lower than the 22.5%

projected rate due to the recognition of $0.1 million of projected state deferred tax benefits in the current quarter. To the extent that actual results differ from current projections, the effective income tax rate may change. The effective income tax rate for the 2005 nine month period was 37.1% reflecting the federal statutory rate of 35% and state taxes.

An increase in a deferred income tax liability of $1,443 was included as a charge to other comprehensive income in the thirty-nine weeks ended September 2, 2006 and a decrease to a deferred income tax liability of $603 was included as a credit to other comprehensive income in the thirty-nine weeks ended August 27, 2005 related to the mark to market adjustments on Griffin’s investment in Centaur Media, plc.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Because Griffin’s obligation for retiree medical benefits is fixed under the terms of its postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. Griffin’s postretirement benefits are unfunded, with benefits to be paid from Griffin’s general assets.  Griffin’s contributions to the program for the thirty-nine weeks ended September 2, 2006 and August 27, 2005 were $9 and $7, respectively, with an expected contribution of $15 for the fiscal 2006 full year.  The components of Griffin’s postretirement benefits expense are as follows:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Sept. 2, 2006	Aug. 27, 2005	Sept. 2, 2006	Aug. 27, 2005

Service cost	$8	$9	$23	$27
Interest	11	14	34	39
Amortization of unrecognized loss	1	2	3	7
	$20	$25	$60	$73

8.     Commitments and Contingencies

As of September 2, 2006, Griffin had committed purchase obligations of $8.1 million, principally for Griffin Land’s construction of the shell of a new industrial building in Tradeport, site work for additional industrial buildings in Tradeport and required infrastructure improvements at Tradeport.  The infrastructure improvements are required by the Connecticut State Traffic Commission in connection with an increase in the permitted square feet of construction in the portion of Tradeport located in Windsor, Connecticut.  Griffin posted a $6.5 million performance bond with the state to ensure that the infrastructure improvements are completed.

As of September 2, 2006, there is a $0.4 million collateralized letter of credit outstanding, issued by Griffin Land in favor of the town of Suffield, Connecticut that ensures Griffin Land’s performance in completing certain infrastructure for Griffin Land’s residential development, Stratton Farms.  The letter of credit is collateralized by short-term investments of $0.4 million.

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

The significant accounting policies and methods, except for stock based compensation (see below), used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the year ended December 3, 2005 included in Griffin’s Report on Form 10-K as filed with the Securities and Exchange Commission.  The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported.  Actual results could differ from those estimates.  In fiscal 2006, Griffin used the percentage of completion method to account for a real estate sale, which resulted in a portion of the total revenue and gain being deferred to future periods, and will be recognized as the costs of required road improvements related to the land sold are incurred.

Summary

Griffin reported net income of $2.6 million for the thirteen weeks ended September 2, 2006 (the “2006 third quarter”) as compared to net income of $0.7 million for the thirteen weeks ended August 27, 2005 (the “2005 third quarter”).  The increase in net income principally reflects the gains recognized on property sales by Griffin Land, including the sale of 130 acres of undeveloped land in the New England Tradeport (“Tradeport”) to Walgreen that closed early in the 2006 third quarter.  A substantial portion of revenue and pretax gain from the land sale to Walgreeen has been deferred and will be recognized when future costs related to that transaction are incurred (see Note 7 to the consolidated financial statements included in Item 1).  The operating loss incurred by Imperial in the 2006 third quarter was higher than the 2005 third quarter operating loss due principally to lower sales volume and lower gross margins on sales.  General corporate expense was higher in the 2006 third quarter as compared to the 2005 third quarter due principally to higher incentive compensation expense.  Interest expense was slightly higher in the 2006 third quarter as compared to the 2005 third quarter due principally to a full quarter of interest expense on the $12.7 million nonrecourse mortgage completed during the 2005 third quarter.  Income from interest, dividends, gains on short-term investments and other investment income was higher in the 2006 third quarter as compared to the 2005 third quarter due principally to the improved yield on Griffin’s short-term investments as a result of higher interest rates in the current year.  The 2005 third quarter included a pretax gain of $3.2 million from Griffin’s sale of a portion of its investment in Shemin Acquisition Corporation (“Shemin Acquisition”).

Griffin’s net income for the thirty-nine weeks ended September 2, 2006 (the “2006 nine month period”) was $0.8 million as compared to a net loss of $0.4 million for the thirty-nine weeks ended August 27, 2005 (the “2005 nine month period”).  As referred to above, the improved results in the current year principally reflect the gains recognized on property sales completed by Griffin Land in the current year.  A substantial portion of revenue and pretax gain from the land sale to Walgreen has been deferred and will be recognized when future costs related to that transaction are incurred.  Imperial incurred an operating loss of $2.0 million in the 2006 nine month period as compared to an operating loss of $1.4 million in the 2005 nine month period.  The increased operating loss at Imperial principally reflects lower gross margins on sales and higher selling, general and administrative expenses.  Interest expense in the 2006 nine month period was higher than the 2005 nine month period due to interest expense on the $12.7 million nonrecourse mortgage entered into by Griffin Land in the 2005 third quarter being incurred for the entire 2006 nine month period as compared to a portion of the 2005 nine month period.  Income from interest, dividends, gains on short-term investments and other investment income was higher in the 2006 nine month period as compared to the 2005 nine month period due principally to the increased yield on short-term investments as a result of higher interest rates in the current year.  The 2005 nine month period also included a pretax gain of $3.2 million from the sale of stock of Shemin Acquisition.

At the beginning of the 2006 fiscal year, Griffin adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method of adoption. Results for prior periods have not been restated. The effect of the adoption of SFAS No. 123(R) on the 2006 third quarter and nine month results of operations was not material. See Notes 1 and 5 to the consolidated financial statements included in Item 1.

Results of Operations

Thirteen Weeks Ended September 2, 2006 Compared to the Thirteen Weeks Ended August 27, 2005

Griffin’s consolidated total revenue increased from $9.0 million in the 2005 third quarter to $17.7 million in the 2006 third quarter.  The increase of approximately $8.7 million reflects an increase in rental revenue and property sales of approximately $9.2 million at Griffin Land partially offset by an approximately $0.6 million decrease in net sales at Imperial.

The increase in rental revenue and property sales of approximately $8.7 million at Griffin Land reflects an increase in revenue from property sales.  Rental revenue from Griffin Land’s leasing operations was substantially unchanged in the 2006 third quarter as compared to the 2005 third quarter.  Several new leases executed in the 2006 third quarter did not generate any rental revenue in the current quarter as the tenants did not take occupancy of the space before the end of the quarter.  Tenant occupancy in the newly leased space will take place when the build-outs for the tenants are completed.  The increase in revenue from property sales principally reflects $7.8 million of revenue recognized on the sale of 130 acres of undeveloped land in Tradeport in the 2006 third quarter.  The land sale to Walgreen has been accounted for using the percentage of completion method.  Accordingly, approximately $5.2 million of revenue from the sale of land to Walgreen has been deferred and will be recognized in future periods as costs of required roadwork improvements related to this transaction are incurred.  In addition, Griffin Land also closed the first sale of residential lots of its Suffield, Connecticut residential development, Stratton Farms, which generated revenue of $1.0 million in the 2006 third quarter.  Two other smaller land sales closed in the 2006 third quarter and generated revenue of $0.8 million in the aggregate.  The 2005 third quarter included a sale of commercial land that generated revenue of $0.4 million.

At September 2, 2006, Griffin Land owned 1,711,000 square feet of industrial, flex and office space, with 1,190,000 square feet (70%) leased.  Included in the total space owned is a 308,000 square foot warehouse facility, purchased on August 29, 2006, which was vacant when acquired.  Excluding this space, Griffin Land had 85% of its space under lease as of the end of the 2006 third quarter.  At the end of the 2005 third quarter, Griffin Land owned 1,266,000 square feet of industrial, flex and office space, with 1,027,000 square feet (81%) leased.  The increase in total space in Griffin Land’s portfolio as of September 2, 2006 as compared to the end of the 2005 third quarter reflects the acquisition of the vacant 308,000 square foot warehouse facility just prior to the end of the 2006 third quarter and the completion of a 137,000 square foot industrial building in the Tradeport that came on line at the beginning of this year.  This new building was fully leased at the end of the 2006 third quarter.  The increase in space leased at the end of the 2006 third quarter versus the comparable time last year principally reflects new leases in industrial buildings in Tradeport, partially offset by leases, principally in Griffin Center South, that were terminated subsequent to the 2005 third quarter.  Included in the new leases completed this year are recently executed leases for approximately 164,000 square feet in which tenant occupancy and rental revenue are expected to begin in the fourth quarter of this year.

Market activity for the leasing of industrial space in the area where Griffin Land’s properties are located remained fairly strong for most of the 2006 third quarter, but weakened near the end of the 2006 third quarter.  Activity for the leasing of office space, which had been weak, has recently increased based on inquiries from prospective tenants.  There is no assurance that market activity for the leasing of space will result in leases for all or a portion of Griffin Land’s currently vacant space.  In addition, there have been inquiries for potential sales of undeveloped land.

Net sales and other revenue at Imperial decreased from $5.7 million in the 2005 third quarter to $5.1 million in the 2006 third quarter.  Imperial’s unit sales volume decreased approximately 21% in the 2006 third quarter as compared to the 2005 third quarter.  The sales decrease is attributed to higher third quarter volume last year that resulted from poor weather in early spring delaying shipments, particularly from Imperial’s northern Florida farm, into June, the first month of the third quarter.  This year, spring weather was generally good in Imperial’s markets and customers took delivery earlier than last year.  In addition, the increase in delivery costs has resulted in customers looking to source product closer to their locations, which hampers sales out of Imperial’s Florida farm to northern customers.  Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring, which is included in Griffin’s second quarter.

Griffin had a consolidated operating profit of $3.9 million in the 2006 third quarter as compared to a consolidated operating loss of $1.8 million in the 2005 third quarter.  The higher operating results in the 2006 third quarter principally reflect an increase in operating profit of approximately $6.4 million at Griffin Land partially offset by an increase in Imperial’s operating loss of approximately $0.1 million and an increase in general corporate expense of approximately $0.5 million.

 Operating results at Griffin Land in the 2006 and 2005 third quarters were as follows:

	2006	2005
	Third Qtr.	Third Qtr.
	(amounts in thousands)

Rental revenue	$2,960	$2,925
Costs related to rental revenue excluding depreciation and amortization expense (a)	1,202	1,074
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	1,758	1,851

Revenue from property sales	9,633	425
Costs related to property sales	2,673	46
Gain from property sales	6,960	379

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expenses (a)	8,718	2,230
General and administrative expenses excluding depreciation and amortization expense (a)	(981)	(684)
Profit before depreciation and amortization expense (a)	7,737	1,546
Depreciation and amortization expense related to costs of rental revenue	(955)	(1,146)
Depreciation and amortization expense - other	(6)	(10)
Operating profit	$6,776	$390

(a)           The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America.  They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with generally accepted accounting principles in the United States of America.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense decreased by approximately $0.1 million in the 2006 third quarter as compared to the 2005 third quarter.  The lower results reflect leasing revenue being effectively unchanged and slightly higher building operating expenses.  An increase of approximately $0.1 million in building operating expenses reflects expense related to an industrial building that was completed and came on line at the beginning of this year and higher utility expenses in all properties.

The gain from property sales in the 2006 third quarter includes approximately $5.8 million from the sale of approximately 130 acres of undeveloped land in Tradeport to Walgreen and approximately $1.1 million from the sale of residential land in the Stratton Farms development and two smaller land sales.  An additional gain of $3.9 million from the land sale to Walgreen has been deferred and will be recognized in future periods as the cost of required roadwork improvements related to this transaction are incurred.  While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, increases in future costs over current estimated amounts would reduce the gain recognized in future periods.  Griffin Land’s general and administrative expenses were higher in the 2006 third quarter as compared to the 2005 third quarter due principally to an increase in incentive compensation expense related to the operating results, principally property sales completed this year.

Depreciation and amortization expense at Griffin Land decreased approximately $0.2 million in the 2006 third quarter as compared to the 2005 third quarter.  The decrease reflects the effect of $0.3 million of accelerated amortization of intangible assets included in the 2005 third quarter as a result of the early termination of leases partially offset by $0.1 million of additional depreciation in the 2006 third quarter on the industrial building that was completed and came on line at the beginning of this year and, therefore, was not included in the prior year’s third quarter results.

Operating results at Imperial in the 2006 and 2005 third quarters were as follows:

	2006	2005
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Net sales and other revenue	$5,104	$5,699
Cost of goods sold	5,527	6,060
Gross loss	(423)	(361)
Selling, general and administrative expenses	1,149	1,067
Operating loss	$(1,572)	$(1,428)

The $0.1 million decrease in operating results at Imperial reflects a decrease at the gross profit level and an increase in selling, general and administrative expenses.  The decrease at the gross profit level reflects lower net sales and lower margins on sales.  The 2006 third quarter includes a charge of $0.6 million to reserve for unsaleable inventories and inventories that are expected to be sold below their carrying values as compared to a charge of $0.8 million related to similar items in the 2005 third quarter.  Offsetting the lower inventory charge in the current quarter were higher costs of plants sold and higher costs of delivery, which were not entirely passed through to customers.  The increase in plant costs was partially due to selling inventories that had been held past their anticipated sale dates and accumulated higher costs.  The increased costs of delivery reflect the general increase in rates charged by trucking companies, including fuel surcharges, due to the increase in energy costs this year.  Excluding the inventory charges in both periods, Imperial’s gross margin on sales decreased from 7.3% in the 2005 third quarter to 4.3% in the 2006 third quarter.  The increase in delivery costs this year could depress future shipments from Imperial’s northern Florida facility as customers seek to source product closer to their locations to minimize freight charges.

Griffin’s general corporate expense increased from $0.8 million in the 2005 third quarter to $1.3 million in the 2006 third quarter.  The increase principally reflects an increase of $0.4 million for incentive compensation expense expected to be paid as a result of the land sales completed in the third quarter and higher costs related to compliance with Section 404 of the Sarbanes-Oxley Act.  Based on the market price of Griffin’s common stock on the last day of its fiscal second quarter, the market capitalization of its public float resulted in Griffin becoming an accelerated filer effective at the end of fiscal 2006.  As a result, Griffin is required to complete its adoption of the Section 404 provisions of the Sarbanes-Oxley Act, which contributed to the increase in general corporate expense during the third quarter and is expected to result in higher general corporate expense for the balance of the year.

In the 2005 third quarter, Griffin sold its investment in Shemin Acquisition for cash proceeds of $5.7 million, resulting in a gain of $3.2 million.  Immediately prior to the sale, Griffin exchanged a portion of its Shemin Acquisition common stock for common stock of Shemin Nurseries Holding Corp., which operates a landscape nursery distribution business through its subsidiary.  See Note 7 to the consolidated financial statements in Item 1.

Griffin’s consolidated interest expense increased slightly in the 2006 third quarter as compared to the 2005 third quarter.  The higher interest expense principally reflects interest on a $12.7 million nonrecourse mortgage on two industrial buildings in Tradeport that was entered into by a subsidiary of Griffin in the 2005 third quarter.  Interest on this mortgage was incurred for the entire 2006 third quarter versus a portion of the 2005 third quarter.  Griffin’s average outstanding debt increased to $43.7 million in the 2006 third quarter from $38.3 million in the 2005 third quarter, reflecting the mortgage entered into last year being outstanding the entire 2006 third quarter as compared to being outstanding for only a portion of the 2005 third quarter.

Griffin reported income from interest, dividends, gains on short-term investments and other investment income of $0.6 million in the 2006 third quarter as compared to $0.3 million in the 2005 third quarter.  The increase in the 2006 third quarter as compared to the 2005 third quarter reflects a higher yield on its short-term investments driven by generally higher interest rates in the current year and interest income on the proceeds from the sale of land to Walgreen that were held in escrow during much of the 2006 third quarter.  The funds were used for the purchase of a warehouse facility that was completed near the end of the 2006 third quarter.

Griffin’s effective income tax rate was 31.4% in the 2006 third quarter as compared to 33.0% in the 2005 third quarter.  The lower effective income tax rate in the 2006 third quarter principally reflects a change in the projected effective tax rate for the full year. In addition, the 2006 third quarter income tax provision includes the effect of an increase of $0.1 million in state deferred tax assets as the result of changes in the projected benefits to be realized from state temporary differences and state net operating loss carryforwards. The changes in the projected annual effective tax rate and changes in the projected benefits to be realized from state temporary differences and state net operating loss carryforwards resulted from changes in management’s projections of future operating results.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Thirty-Nine Weeks Ended September 2, 2006 Compared to the Thirty-Nine Weeks Ended August 27, 2005

Total revenue increased from $33.1 million in the 2005 nine month period to $46.0 million in the 2006 nine month period, reflecting an increase in rental revenue and property sales of approximately $8.8 million at Griffin Land and an increase in net sales of approximately $4.1 million at Imperial.

Rental revenue and property sales at Griffin Land increased from $9.7 million in the 2005 nine month period to $18.5 million in the 2006 nine month period.  The increase of approximately $8.8 million reflects an $8.3 million increase in revenue from property sales and an increase of $0.5 million in rental revenue from leasing operations.  The increase in revenue from property sales principally reflects revenue of $7.8 million recognized on the sale of land in Tradeport, the sale of residential land in Stratton Farms and two smaller land sales closed this year.  The sale of land in Tradeport generated cash proceeds of $13.0 million.  Approximately $5.2 million of revenue from that sale has been deferred and will be recognized in future periods as the cost of required road improvements related to this transaction are incurred.  Rental revenue from leasing operations increased from $8.4 million in the 2005 nine month period to $8.9 million in the 2006 nine month period.  The increase principally reflects revenue of $0.9 million from leases in two industrial buildings that were on line the entire 2006 nine month period as compared to one of these buildings not in service during the 2005 nine month period and the other building in service for only a portion of the 2005 nine month period and $0.3 million from leasing previously vacant space, partially offset by the loss of revenue of $0.7 million from leases included in the 2005 nine month period that expired and were not renewed or were terminated early.

Net sales and other revenue at Imperial increased from $23.3 million in the 2005 nine month period to $27.5 million in the 2006 nine month period.  Unit sales volume increased 18% in the 2006 nine month period as compared to the 2005 nine month period.  The increase in sales volume took place in the second quarter and was attributed to improved spring weather this year, as compared to last year, and management’s focus on reducing Imperial’s inventory levels to be more in line with expected sales.

Griffin had consolidated operating profit of $1.6 million in the 2006 nine month period as compared to a consolidated operating loss of $2.9 million in the 2005 nine month period.  Operating profit at Griffin Land increased to $6.6 million in the 2006 nine month period from $1.0 million in the 2005 nine month period.  Imperial’s operating loss increased to $2.0 million for the 2006 nine month period from $1.4 million in the 2005 nine month period.  General corporate expense increased to $3.1 million in the 2006 nine month period from $2.5 million in the 2005 nine month period.

Operating results at Griffin Land in the 2006 and 2005 nine month periods were as follows:

	2006	2005
	Nine Month Period	Nine Month Period
	(amounts in thousands)

Rental revenue	$8,880	$8,408

Costs related to rental revenue excluding depreciation and amortization expense (a)	3,809	3,576
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	5,071	4,832

Revenue from property sales	9,633	1,340
Costs related to property sales	2,673	385
Gain from property sales	6,960	955

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	12,031	5,787
General and administrative expenses excluding depreciation and amortization expense (a)	(2,320)	(1,990)
Profit before depreciation and amortization expense (a)	9,711	3,797
Depreciation and amortization expense related to costs of rental revenue	(3,080)	(2,746)
Depreciation and amortization expense - other	(19)	(24)
Operating profit	$6,612	$1,027

(a)           The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America. They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate division.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with generally accepted accounting principles in the United States of America.

The increase of approximately $0.2 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the increased revenue from two industrial properties that were on line for the entire nine month period this year.  Last year, one of the facilities came on line at the start of the third quarter while the other new industrial building was not completed and generating revenue until the beginning of 2006.  The increased revenue from leasing was partially offset by a net increase of $0.2 million in costs related to rental revenue excluding depreciation and amortization expenses.  The $0.2 million net increase reflected higher building operating expenses of $0.4 million, due to operating expenses of $0.4 million for the two buildings on line for the entire 2006 nine month period and an increase in utility expenses of $0.2 million across all buildings due to a utility rate increase effective at the beginning of this year, partially offset by a $0.2 million reduction in other building operating expenses, principally snow removal, building repairs and maintenance and other general expenses.  Partially offsetting the increase in building operating expenses was the inclusion in the 2005 nine month period of a charge of $0.2 million to write off capitalized costs related to a lease that was terminated in that year.  The lease termination was related to a new longer-term lease with a new tenant for that building, with lease rates that are equal to the rental rates under the terminated lease over the remaining term of the terminated lease.

The gain from property sales in the 2006 third quarter includes approximately $5.8 million from the sale of approximately 130 acres of undeveloped land in Tradeport to Walgreen and approximately $1.1 million from the sale of residential land in the Stratton Farms development and two smaller land sales.  An additional gain of $3.9 million from the land sale to Walgreen has been deferred and will be recognized in future periods as the cost of required roadwork improvements related to this transaction are incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, increases in future costs over current estimated amounts would reduce the gain recognized in future periods. The gain from property sales at Griffin Land in the 2005 nine month period principally reflects the sale of commercial land in Windsor, Connecticut.  General and administrative expenses increased from $2.0 million in the 2005 nine month period to $2.3 million in the 2006 nine month period principally reflecting higher incentive compensation expense related to the operating results, principally property sales completed in the current year.

Depreciation and amortization expense at Griffin Land increased by $0.3 million in the 2006 nine month period as compared to the 2005 nine month period due principally to the two industrial buildings in service the entire nine month period this year and the accelerated depreciation of costs incurred earlier this year as a result of the early termination of two leases because of a tenant’s bankruptcy filing this year.

Imperial’s operating results in the 2006 and 2005 nine month periods were as follows:

	2006	2005
	Nine Month Period	Nine Month Period
	(amounts in thousands)

Net sales and other revenue	$27,466	$23,337
Cost of goods sold	25,547	21,127
Gross profit	1,919	2,210
Selling, general and administrative expenses	3,905	3,625
Operating loss	$(1,986)	$(1,415)

Imperial’s operating loss increased by $0.6 million in the 2006 nine month period as compared to the 2005 nine month period reflecting a $0.3 million decrease in gross profit and a $0.3 million increase in selling, general and administrative expenses.  The 2006 nine month period includes a charge of $0.6 million to reserve for unsaleable inventories and inventories that are expected to be sold below their carrying values.  The 2005 nine month period included a charge of $1.3 million for these items.  Despite the lower inventory charge in the current year, gross profit declined from last year as a result of higher plant costs and higher delivery costs in the 2006 nine month period as compared to the 2005 nine month period.  Imperial’s gross margin on sales (excluding the effect of the inventory charges in each year) decreased from 15.2% in the 2005 nine month period to 9.3% in the 2006 nine month period.

Imperial’s selling, general and administrative expenses increased by $0.3 million in the 2006 nine month period as compared to the 2005 nine month period.  The increase reflects higher selling expenses, principally sales commissions, related to the increase in net sales in the current year.  As a percentage of net sales, selling, general and administrative expenses decreased from 15.5% in the 2005 nine month period to 14.2% in the 2006 nine month period.

Griffin’s general corporate expense was $3.1 million in the 2006 nine month period as compared to $2.5 million in the 2005 nine month period.  The 2005 nine month period included a $0.1 million retrospective insurance charge related to a former affiliate of Griffin.  Excluding the effect of that item in the 2005 nine month period, general corporate expense increased by $0.7 million due principally to an increase of $0.5 million in incentive compensation expense in the current year and an increase of $0.2 million related to compliance with Section 404 of the Sarbanes-Oxley Act.

In the 2005 third quarter, Griffin sold its investment in Shemin Acquisition for cash proceeds of $5.7 million, resulting in a gain of $3.2 million.  Immediately prior to the sale, Griffin exchanged a portion of its Shemin Acquisition common stock for common stock of Shemin Nurseries Holding Corp., which operates a landscape nursery distribution business through its subsidiary.  See Note 7 to the consolidated financial statements in Item 1.

Griffin’s consolidated interest expense increased from $1.7 million in the 2005 nine month period to $2.3 million in the 2006 nine month period.  The increase principally reflects interest on the $12.7 million mortgage that was completed in the 2005 third quarter.  This mortgage was outstanding the entire 2006 nine month period as compared to less than three months in the 2005 nine month period.  Griffin’s average outstanding debt in the 2006 nine month period was $43.9 million as compared to $34.7 million in the 2005 nine month period.

Griffin’s income from interest, dividends, gains on short-term investments and other investment income was $1.6 million in the 2006 nine month period as compared to $0.8 million in the 2005 nine month period.  The increase of investment income in the current year reflects an increased yield from short-term investments due generally to higher short-term interest rates in the current year and interest income on the proceeds from the sale of land to Walgreen that were held in escrow during most of the 2006 third quarter.  The proceeds from that sale were used to purchase a warehouse facility near the end of the 2006 third quarter.  In addition, the 2006 nine month period includes approximately $0.2 million of undistributed equity income from an investment in an agricultural cooperative in which Griffin holds a 25% interest.  Because this investment had not been accounted for in prior years, the cumulative effect was recorded within other investment income in the 2006 nine month period.  Management believes the amount recorded is immaterial to annual periods and expects that the results of this investment will not be significant to Griffin in future periods.

Griffin is projecting a 2006 annual effective tax rate on operating income of 22.5%.  This rate is lower than prior periods and the expected statutory federal rate due to changes in the projected mix of earnings and losses to be taxed in separate state jurisdictions and projected state income taxes as they relate to projected full year results. The projected mix of earnings in separate state tax jurisdictions changed significantly during the 2006 third quarter due to the deferral of a portion of the gain reported on the land sold to Walgreen. The 2006 nine month period overall effective tax rate of 11.4% is lower than the 22.5% projected rate due to the recognition of $0.1 million of projected state deferred tax benefits in the current quarter. To the extent that actual results differ from current projections, the effective income tax rate may change. The effective income tax rate for the 2005 nine month period was 37.1% reflecting the federal statutory rate of 35% and state taxes.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $8.1 million in the 2006 nine month period as compared to net cash used in operating activities of $17.2 million in the 2005 nine month period.  Net cash provided by operating activities in the 2006 nine month period includes $9.4 million of cash generated from a reduction of short-term investments as compared to $13.0 million of cash invested in short-term investments in the 2005 nine month period.  Excluding these items in each period, Griffin had net cash used in operating activities of $1.3 million in the 2006 nine month period as compared to $4.2 million of net cash used in operating activities in the 2005 nine month period.  The lower amount of cash used in operating activities, excluding the effect of cash generated from and invested in short-term investments, principally reflects the reduction of inventories at Imperial, and favorable changes in accounts receivable and accounts payable and accrued liabilities, partially offset by an unfavorable change in other current assets.

In the 2006 nine month period, Griffin had net cash of $7.4 million used in investing activities as compared to net cash used in investing activities of $3.2 million in the 2005 nine month period.  The net cash used in investing activities in the current year includes additions to Griffin Land’s real estate assets of $21.1 million, including the acquisition, completed on August 29, 2006, of a warehouse facility in Manchester, Connecticut, for $13.5 million.  The warehouse facility acquired was used by the previous owner in its operations and was vacant at the time of the closing.  This acquisition was part of a Section 1031 exchange for income tax purposes, which will result in the deferral of income tax payments related to the gains from the sale of undeveloped land to Walgreen and a smaller land sale completed this year.  The balance of the additions to Griffin Land’s real estate assets principally reflect the construction, on speculation, of a new 127,000 square foot industrial building in Tradeport, which is expected to be completed by the end of this year, site work for several industrial buildings in Tradeport, infrastructure work on a residential subdivision in Suffield, Connecticut, payments related to the completion of the new industrial building that came on line in the 2006 first quarter and tenant improvements related to new leases.  Partially offsetting the cash used for the additions to Griffin’s real estate assets were cash proceeds, net of expenses, of $14.0 million from property sales, including the sale to Walgreen of undeveloped land in Tradeport and the sale of residential lots in Stratton Farms.  Revenue recognition on $5.2 million of the cash proceeds from the land sale to Walgreen has been deferred and will be recognized in future periods as the costs of required road improvements are incurred. Additions to property and equipment, principally for Imperial, were $0.3 million in the 2006 nine month period as compared to $0.6 million in the 2005 nine month period.  Capital expenditures for Imperial in the 2006 nine month period were principally to replace equipment used in its farming operations.

Net cash provided by financing activities was $0.9 million in the 2006 nine month period as compared to $12.5 million in the 2005 nine month period.  The net cash provided by financing activities in the 2006 nine month period reflects cash proceeds from stock options exercised in the current year partially offset by payments of mortgage principal.  Also included in cash provided by financing activities in the 2006 nine month period is a $0.9 million tax benefit from the exercise of stock options. In accordance with SFAS No. 123(R), the presentation in Griffin’s statement of cash flows in the current year has changed from prior periods to report the tax benefits from the exercise of stock options as a financing cash flow. Prior to the adoption of SFAS No. 123(R), these tax benefits were reported as an operating cash flow. The net cash provided by financing activities in the 2005 nine month period principally reflected the proceeds of a nonrecourse mortgage entered into by a subsidiary of Griffin.

In the near-term, Griffin plans to continue to invest in its real estate business.  In addition to the construction this year of a 127,000 square foot industrial building in Tradeport, Griffin Land also expects to start foundation work on another industrial building in Tradeport before the end of this year.  Griffin Land has also started the site work for several additional industrial buildings in the Tradeport.  The cost of site work in the portion of Tradeport where these new buildings will be located is expected to be higher than site costs for previous buildings recently built by Griffin Land. The higher site costs reflect the nature of the land on which the buildings will be located along with required berming and roadwork on this site.  Griffin Land also expects to incur expenditures to build out the interiors of its new buildings as leases are completed, and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.  In the latter part of fiscal 2005, Griffin Land started infrastructure work on Stratton Farms, a residential development in Suffield, Connecticut.  Griffin Land continued the infrastructure work on Stratton Farms in fiscal 2006 and is now substantially complete.  Griffin Land is also continuing to work towards obtaining approvals for Meadowood, its proposed residential development in Simsbury, Connecticut.  There have been some preliminary discussions with town officials regarding potential settlement options for Meadowood.  Griffin Land intends to proceed with other residential development plans on its land holdings that are appropriate for that use.

On May 19, 2006, Griffin Land entered into an agreement with a prospective buyer to sell approximately 105 acres of undeveloped land in South Windsor, Connecticut.  Based on the terms of the agreement, Griffin Land, which holds a 75% interest in that property through a joint venture, would receive proceeds of approximately $2.7 million, before expenses.  Completion of this transaction is subject to several contingencies, including the buyer receiving governmental approvals for its proposed development on this site.  On September 8, 2006, Griffin Land entered into an agreement to sell approximately 73 acres of undeveloped land in Griffin Center for total proceeds of approximately $6.8 million.  Completion of this sale is dependent on a number of contingencies, including the buyer satisfactorily completing its due diligence and the buyer receiving governmental approvals, including approval from the Connecticut State Traffic Control Department, for the buyer’s planned development.  There is no assurance that these transactions will be completed under their current terms, or at all.

Griffin is in the process of obtaining a nonrecourse mortgage on the industrial building in Tradeport that was completed and placed in service at the beginning of this year.  This borrowing would be with the same lender that Griffin completed a $12.7 million nonrecourse mortgage on two Tradeport buildings last year.  The amount of the new mortgage is expected to be $8.5 million, but will not be finalized until the lender’s due diligence is completed.  The mortgage will have an interest rate of 6.13% with payments based on a thirty year amortization schedule.  The mortgage will have a term of approximately 8.7 years, and will be coterminous with the $12.7 million nonrecourse mortgage entered into last year.  Closing of this transaction is dependent on a number of contingencies, including completion of a definitive loan agreement.  There is no assurance that this transaction will be completed under its current terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of September 2, 2006 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$62.5	$3.9	$15.0	$6.3	$37.3
Capital Lease Obligations	0.3	0.1	0.2	—	—
Operating Lease Obligations	0.4	0.2	0.2	—	—
Purchase Obligations (1)	8.1	8.0	0.1	—	—
Other (2)	1.8	—	—	—	1.8
	$73.1	$12.2	$15.5	$6.3	$39.1

(1)

Includes obligations for the construction of the shell of a new industrial building at Griffin Land, completion of tenant improvements, infrastructure improvements in Tradeport and for the purchase of raw materials by Imperial.

(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of September 2, 2006, Griffin had cash and short-term investments of approximately $ 34.6 million.  Management believes that the significant amount of cash and short-term investments held by Griffin will be sufficient to finance the working capital requirements of its businesses and fund continued investment in Griffin’s real estate assets for the foreseeable future.  Griffin may also continue to seek nonrecourse mortgage placements on selected properties.  Griffin also anticipates seeking to purchase either or both land and buildings with a substantial portion of its cash and short-term investment balances.   Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of ARB No. 43, Chapter 4).”  This new standard requires the recognition of abnormal inventory costs related to idle facility expenses, freight, handling costs and spoilage as period costs.  SFAS No. 151 is effective for Griffin in fiscal 2006 and did not have a material impact on Griffin’s consolidated financial statements for the thirteen and thirty-nine weeks ended September 2, 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  This new standard requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles, unless it is impracticable to do so.  SFAS No. 154 also provides that correction of errors in previously issued financial statements should be termed a “restatement”.  The new standard is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“Fin No. 48”).  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Specifically, Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Fin No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  Fin No. 48 is effective for fiscal years beginning after December 15, 2006.  Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements.  This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  For employers that have equity securities that trade in a public market, this new standard requires the recognition of the funded status of a defined benefit postretirement plan and requires disclosures as of the end of the fiscal year ending after December 15, 2006.  Griffin does not have a defined benefit pension plan and its defined benefit postretirement benefit plan is unfunded and is included as a liability on Griffin’s balance sheet.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to improvement in the operating results of Imperial, leasing currently vacant space, construction of additional facilities in the real estate business, completion of land sales that are currently under contract, approval of a currently proposed residential subdivision or completion of a nonrecourse mortgage on an industrial building.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  Griffin’s mortgage interest rates are described in Note 4 to the unaudited consolidated financial statements included in Item 1.  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  Griffin did not have any variable rate debt outstanding during the thirteen weeks ended September 2, 2006.

Griffin is potentially exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents.  These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.  Griffin’s short-term investments generally consist of debt instruments with maturities ranging from one to eighteen months, with a weighted average maturity of approximately six months as of September 2, 2006.  These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

Griffin does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that Griffin will not use them as a means to manage interest rate risk in the future.

Griffin does not have foreign currency exposure in operations.  Griffin does have an investment in a public company, Centaur Media, plc, based in the United Kingdom.  The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

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

As required by SEC Rule 13a-15(b), Griffin carried out an evaluation, under the supervision and with the participation of Griffin’s management, including Griffin’s Chief Executive Officer and Griffin’s Chief Financial Officer, of the effectiveness of the design and operation of Griffin’s disclosure controls and procedures as of the end of the fiscal period covered by this report.  Based on the foregoing, Griffin’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective at the reasonable assurance level.

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

GRIFFIN LAND & NURSERIES, INC.

/s/ FREDERICK M. DANZIGER
DATE: October 17, 2006	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
DATE: October 17, 2006	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary