Form 10-K
period 2006-12-02
GRIFFIN LAND & NURSERIES INC
filed 2007-02-15
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 2, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12879

GRIFFIN LAND & NURSERIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0868496
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
One Rockefeller Plaza New York, New York	10020
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, was approximately $81,767,000 based on the closing sales price on the Nasdaq National Market on June 2, 2006, the last business day of the registrant’s most recently completed second quarter. Shares of Common Stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of January 26, 2007, 5,132,663 shares of common stock were outstanding.

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

Griffin also owns an approximate 4% interest in Centaur Media, plc (“Centaur Media”), a publicly held magazine and information services publisher based in the United Kingdom, and an approximate 14% interest in Shemin Nurseries Holding Corp. (“SNHC”), a private company that operates a landscape nursery distribution business through its subsidiary, Shemin Nurseries, Inc. (“Shemin Nurseries”).

Griffin was incorporated as Culbro Realty and Development Corporation in 1970 and was a wholly-owned subsidiary of Culbro Corporation (“Culbro”) through July 3, 1997. On July 3, 1997 Culbro distributed (the “Distribution”) to its shareholders the common stock of Griffin in a tax-free distribution. In early 1997, prior to the Distribution, the Company’s name was changed to Griffin Land & Nurseries, Inc.

Real Estate Business

Griffin’s real estate division, Griffin Land, is directly engaged in the real estate development business on parts of its land in Connecticut. Griffin Land develops portions of its properties for industrial, commercial and residential use and expects to continue to sell some of its land holdings either before or after obtaining development approvals. Griffin Land may seek to acquire and develop properties not presently owned and expects to continue to seek to acquire existing buildings. The headquarters for this operation is in Bloomfield, Connecticut.

The majority of Griffin Land’s real estate holdings are located in the Hartford, Connecticut area, particularly in the northwest quadrant of the greater Hartford area. The Hartford market has experienced some recovery from its decline several years ago. The recovery has been more evident in the industrial warehousing/distribution and light manufacturing sectors. The office market continues to be weak, with the northern office submarket having the highest vacancy rate of all of Hartford’s submarkets. Recently, however, interest has increased for large blocks of office space and land parcels for development of user-owned office facilities. In the early part of fiscal 2006, there were a substantial number of requests for proposals for space in both industrial and office buildings. Although market activity softened in the second and third quarters of the year, as evidenced by a decline in inquiries from prospective tenants and brokers, these inquiries increased in the fourth quarter. There can be no assurance as to the direction of the real estate market in this region in the near future.

In fiscal 2004, Griffin Land leased approximately 78,000 square feet of additional space (net of vacated space) and leases aggregating approximately 78,000 square feet were extended. In fiscal 2005, Griffin Land leased approximately 56,000 square feet of additional space (net of vacated space) and leases aggregating approximately 90,000 square feet were extended. In fiscal 2006, Griffin Land leased approximately 206,000 square feet of additional space (net of vacated space) and leases aggregating approximately 167,000 square feet were extended. Approximately 137,000 square feet of the newly leased space in fiscal 2006 was in a new industrial building that was completed and placed in service at the beginning of fiscal 2006. That building is now fully leased.

In mid 2006, Griffin Land started, and has now substantially completed, construction of the shell of a new 127,000 square foot industrial building. In the latter part of fiscal 2006, Griffin Land started construction of the foundation of the next industrial building to be built, which will be approximately 149,000 square feet. Construction of the shell of that next industrial building is expected to start in the 2007 second quarter. All of this new construction is being done on speculation. Currently, there have not been any leases executed for these new facilities.

In June 2006, Griffin Land sold to Walgreen Co. (“Walgreen”) approximately 130 acres of undeveloped land in the New England Tradeport (“Tradeport”), Griffin Land’s 600 acre industrial park located in Windsor and East Granby, Connecticut. In August 2006, Griffin Land acquired an approximately 308,000 square foot warehouse facility in Manchester, Connecticut for its portfolio of properties held for lease. This facility was vacant at the time of the acquisition and is currently being marketed for lease.

Griffin Land’s development of its land is affected by land planning issues, particularly in the town of Simsbury, Connecticut. Subdivision and other development issues may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth.

Commercial and Industrial Developments

New England Tradeport

The major portion of Griffin Land’s current commercial and industrial development effort is focused on the 600 acre tract of land owned by Griffin Land near Bradley International Airport and Interstate 91 known as the New England Tradeport, located in Windsor and East Granby, Connecticut. As of December 2, 2006, Tradeport contained, excluding the shell of a new 127,000 square foot building (the “new shell”), approximately 786,000 square feet of warehouse and light manufacturing space built and owned by Griffin Land, of which approximately 94% was leased, and a bottling and distribution plant built by the Pepsi Bottling Group (“Pepsi”) on land sold to Pepsi by Griffin Land in the early 1990s. A large distribution facility is currently being built in Tradeport by Walgreen on the land sold to Walgreen by Griffin Land in June 2006 (see below). In mid 2006, Griffin Land started construction, on speculation, of the new shell, which is intended for warehousing and light manufacturing. The new shell was completed in the first quarter of fiscal 2007 and is ready for tenant improvement work as leases for space in this building are signed. The new shell is on an approximate 90 acre parcel within Tradeport that received State Traffic Commission approval for approximately 900,000 square feet of new construction in connection with the fiscal 2006 sale of undeveloped land to Walgreen. During fiscal 2006, Griffin Land did much of the site work for the development of this 90 acre parcel. As of December 2, 2006, $39.7 million was invested (net book value) in buildings owned by Griffin Land that are located in Tradeport (including the new shell) and $5.5 million was invested (net book value) by Griffin Land in the undeveloped land there. As of December 2, 2006, all of Griffin Land’s existing buildings at Tradeport, other than the new shell, were mortgaged for an aggregate of approximately $37.0 million.

On June 9, 2006, Griffin Land sold approximately 130 acres of undeveloped land in Tradeport to Walgreen for their construction of a distribution center. The sale generated cash proceeds of $13.0 million, before transaction expenses. As provided under the terms of the sale contract and as required under a revised State Traffic Commission certificate (the “STC Certificate”) covering the area in Tradeport located in Windsor, certain improvements to existing roads are required. The cost of these improvements is the responsibility of Griffin, however, a portion of the costs will either be reimbursed from Walgreen or the improvement work will be performed by the town of Windsor. Accordingly, approximately $5.1 million of the revenue and approximately $3.8 million of the pretax gain on this transaction have not been recognized in Griffin’s fiscal 2006 statement of operations and will be recognized in future periods as the road improvements are completed.

In fiscal 2006, tenants took occupancy of approximately 137,000 square feet in an industrial building in Tradeport that was constructed in fiscal 2005 and placed in service at the beginning of fiscal 2006. Leases for approximately 69,000 of the 137,000 square feet in this building were executed in fiscal 2005 prior to the completion of construction with leases covering the balance of the square footage in this building being executed in fiscal 2006. This new building is currently fully leased. In addition, in fiscal 2006, Griffin Land executed leases for approximately 76,000 square feet of previously vacant space in Tradeport and extended Tradeport leases covering approximately 163,000 square feet. The only currently vacant spaces in Tradeport at the end of fiscal 2006 (excluding the new shell) were a total of approximately 44,000 square feet in two of Griffin Land’s older industrial buildings. Subsequent to the end of fiscal 2006, a lease for 10,000 square feet in one of the older industrial buildings was executed. A summary of Griffin Land’s square footage owned and leased in Tradeport at the end of each of the past three fiscal years and leases in the Tradeport scheduled to terminate during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2004	512,000	432,000	84%
November 2005	649,000	536,000	83%
November 2006	786,000	742,000	94%

	2007	2008	2009
Square footage of leases expiring	108,000	87,000	31,000
Percentage of currently leased space	15%	12%	4%

Griffin Land expects to negotiate renewals with its tenants that have expiring leases.

In connection with the June 2006 land sale to Walgreen, the State Traffic Commission of Connecticut approved a revised STC Certificate which will allow Griffin Land to construct an additional approximately 1.1 million square feet of light manufacturing and warehouse space in Tradeport (including the new shell). Griffin Land has no presently identified tenants for this additional space, which is expected to be built over time as demand warrants. Griffin Land expects that the construction and leasing of all of the space permitted under the STC Certificate will take place over the next several years. After the construction of all of the additional square footage permitted under the STC Certificate as currently planned, there will remain an additional approximate 152 acres of undeveloped land in Tradeport. There are no State Traffic Commission or other approvals (other than zoning) for the development of this additional land currently in place, and Griffin Land believes that additional significant infrastructure improvements may be required to obtain approvals to develop this 152 acres.

Griffin Land intends to continue to direct its primary efforts in the industrial properties portion of its real estate business with construction and leasing of light industrial and warehouse facilities at Tradeport. Griffin Land may also seek to acquire additional developed and/or undeveloped land parcels both in Connecticut and elsewhere to expand the industrial/warehouse portion of its real estate business.

Griffin Center and Griffin Center South

Griffin’s other substantial development is the combination of Griffin Center in Windsor, Connecticut and Griffin Center South in Bloomfield, Connecticut. Together these master planned developments comprise approximately 600 acres, approximately 63% of which have been developed with approximately 2,165,000 square feet of office and industrial space.

Griffin Center currently includes ten office buildings, a light manufacturing building and a small restaurant building built by Griffin Land. Griffin Land currently owns two multi-story office buildings that have an aggregate of approximately 161,000 square feet, a single story approximately 48,000 square foot office building, a 165,000 square foot light manufacturing building and the small restaurant building. As of December 2, 2006, $20.6 million was invested (net book value) in Griffin Land’s buildings in Griffin Center and $1.9 million was invested by Griffin Land in the undeveloped land there. Three of Griffin Land’s existing buildings are mortgaged for an aggregate of approximately $14.5 million.

As of December 2, 2006, approximately 306,000 square feet in Griffin Center was leased, comprising approximately 80% of Griffin Land’s total space in Griffin Center. In fiscal 2005, a tenant that had occupied approximately 44,000 square feet in one of Griffin Land’s multi-story office buildings relocated into approximately 32,000 square feet in Griffin Land’s single story office building, which resulted in the single story office building becoming fully leased. The space vacated by that tenant in the multi-story office building has remained vacant. A summary of Griffin Land’s square footage owned and leased in Griffin Center at the end of each of the past three fiscal years and leases in Griffin Center scheduled to terminate during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2004	382,000	332,000	87%
November 2005	382,000	312,000	82%
November 2006	382,000	306,000	80%

	2007	2008	2009
Square footage of leases expiring	83,000	2,000	5,000
Percentage of currently leased space	27%	1%	2%

Griffin Land expects to negotiate renewals with its tenants that have expiring leases.

During 2001, Griffin Land completed a light manufacturing building of 165,000 square feet in Griffin Center for JDS Uniphase Corporation (“JDS”) that was leased to JDS under a fifteen-year lease. Effective in early fiscal 2005, a new tenant replaced JDS on the lease, which was amended to extend its term, terminate certain options and provide the new tenant an option to purchase the building at the higher of $11.5 million or fair market value in 2021. Lease rates under the amended lease are unchanged from the original lease with JDS for the term of the original lease with JDS. This transaction resulted in a charge of approximately $0.2 million in fiscal 2005 for the write-off of certain capitalized costs related to the original lease with JDS. During 2005, the restaurant building in Griffin Center became vacant. Griffin Land is considering various possible redesign and repositioning options for the restaurant facility, which is approximately 7,000 square feet.

On September 8, 2006, Griffin entered into a contract to sell approximately 73 acres of undeveloped land in Griffin Center for cash proceeds of $6.8 million. Completion of this transaction is dependent on a number of contingencies, including the buyer receiving governmental approvals, including approval from the Connecticut State Traffic Commission, for the buyer’s planned development of office facilities on the site. There can be no assurance that this transaction will be completed under its current terms, or at all.

Griffin Center South is a 130-acre tract with sixteen buildings of single story office, flex and storage space. Griffin Land currently owns nine buildings in Griffin Center South with an aggregate of 235,000 square feet, which contain approximately 217,000 square feet of single story office and flex space and 18,000 square feet of storage space. At December 2, 2006, Griffin Land’s aggregate investment (net book value) in its buildings in Griffin Center South was $9.3 million. None of Griffin Land’s properties in Griffin Center South are mortgaged. Undeveloped land remaining in Griffin Center South is sufficient to build at least two additional buildings aggregating approximately 175,000 square feet.

As of December 2, 2006, approximately 147,000 square feet of space in the Griffin Center South buildings owned by Griffin Land was leased, comprising 63% of Griffin Land’s total space in Griffin Center South. A summary of Griffin Land’s square footage owned and leased in Griffin Center South at the end of each of the past three fiscal years and leases in Griffin Center South scheduled to terminate during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2004	235,000	168,000	71%
November 2005	235,000	141,000	60%
November 2006	235,000	147,000	63%

	2007	2008	2009
Square footage of leases expiring	42,000	—	—
Percentage of currently leased space	29%	—	—

Griffin Land expects to negotiate renewals with tenants that have expiring leases.

Other Office and Industrial Developments

In August 2006, Griffin Land completed the acquisition of an approximate 308,000 square foot warehouse facility in Manchester, Connecticut. The purchase price of $13.5 million was paid in cash at closing. The facility was used in the operations of its previous owner, and was vacant at closing. The purchase of this warehouse facility was part of a Section 1031 exchange whereby income taxes related to the gain on the June 2006 land sale to Walgreen and a smaller land sale completed in fiscal 2006 were deferred. Griffin Land is currently marketing this facility for lease. Currently, there have not been any leases executed for this newly acquired building.

Two additional parcels appropriate for office or industrial uses are currently marketed for development, including approximately 103 acres in the South Windsor Technology Center and approximately 20 acres in the Day Hill Technology Center in Windsor. On May 19, 2006, Griffin Land entered into an agreement with a prospective buyer to sell the approximately 103 acres of undeveloped land in the South Windsor Technology Center. Based on the terms of the agreement, Griffin Land, which holds a 75% interest in that property through a joint venture, would receive proceeds from the sale of approximately $2.7 million, before expenses. Completion of this transaction is subject to several contingencies, including the buyer receiving governmental approvals, including approval from the Connecticut State Traffic Commission, for their proposed development on this site. There can be no assurance that this transaction will be completed under its current terms, or at all.

Residential Developments

Simsbury

In November 1999, Griffin Land filed plans for the creation of a residential community of 640 homes, called Meadowood, on a 363 acre site in Simsbury, Connecticut. One quarter of these homes were to be deed restricted under Connecticut statutes for affordable housing. The public hearings before the town’s land use commissions on this proposed residential development focused on the density of the proposed development, as well as sewer, wetlands and soil contamination issues arising from prior use of the land for farming, as a result of which certain pesticides remain in the upper portion of the soil. After the conclusion of the public hearings, Griffin Land amended its plan and reduced the number of proposed homes to 371. The town’s land use commissions rejected the amended plan, and Griffin Land filed several separate but related actions appealing the denials of the land use commissions. At the time the original application for Meadowood was filed with the town, Griffin Land’s proposal included a method (which has received support from the Connecticut Department of Environmental Protection) of remediating the soils of the residual pesticides. However, recent soil testing conducted by Griffin Land indicates that the residual pesticides that remain in the soil on much of the Meadowood site are below levels that would require remediation. In December 2002, the trial court for two cases related to Meadowood ruled in favor of Griffin Land. Simsbury appealed those decisions, one of which was affirmed and the other, relating to planning, was reversed in part, due to the failure to have obtained a sewer connection approval for Meadowood, which has now been obtained. Those decisions could require compliance with other court decisions on wetlands conservation and placement of septic systems within the sewer district that could affect the proposed development. Griffin Land appealed an adverse decision on wetlands issues to the Connecticut Supreme Court, which reversed the decision and remanded the case to the trial level court for further consideration. In November 2003, Griffin Land filed a second amendment to its plans for Meadowood, which reduced the density to 298 homes, with certain land reserved for future development, and eliminated most activities in the wetlands and wetland upland areas. The town’s Conservation and Inland Wetlands Commission, which has jurisdiction of wetland issues, denied that application. That denial has been appealed. The litigation regarding the proposed Meadowood residential development remains before the Connecticut courts (see Item 3 Legal Proceedings). As of December 2, 2006, the book value of the land for this proposed development, including design, development and legal costs, was $4.8 million. There have been discussions with town officials regarding potential settlement options for Meadowood. In January 2007, Griffin Land and the town of Simsbury jointly filed a court motion in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval. Management believes that the development costs for Meadowood that have been expended to date will be recovered.

Griffin Land owns another approximate 500 acres in Simsbury, portions of which are zoned residential and other portions of which are zoned for industrial use. Not all of such land is developable. The land currently zoned for industrial use is probably more suited to commercial use. Griffin Land may seek to develop or sell such lands if approvals can be obtained.

Suffield

In 2003, Griffin Land received approval from the Planning and Zoning Commission of Suffield, Connecticut for the subdivision of 97 acres of contiguous land in Suffield into a development of 50 homes called Stratton Farms. A suit, brought by an adjoining landowner, challenging that approval was denied, and subsequent appeals by that landowner were also denied by the courts. After the final required permit was received by Griffin Land in the 2005 fourth quarter, Griffin Land started site clearing and construction of the infrastructure for this residential development. In fiscal 2006, Griffin Land entered into a contract with a home builder to sell the fifty residential lots over a three year time period. The first sale, which encompassed ten residential lots, was completed in the 2006 third quarter.

Griffin Land is also in discussions to sell a portion of its undeveloped land in Suffield to a state agency where it will be used for conservation purposes.

Other

Griffin Land leases approximately 500 acres in Connecticut to General Cigar Co., Inc. (“General Cigar”) for tobacco growing at annual rents approximating the land’s annual carrying cost (the “Agricultural Lease”). At the time the Agricultural Lease was executed, both Griffin and General Cigar were wholly-owned subsidiaries of Culbro. The Agricultural Lease will terminate on February 28, 2007 and is not expected to be extended. Some of the land that was leased under the Agricultural Lease may continue to be leased for farming on an annual basis.

Griffin Land is evaluating its other properties for residential development in the future. Griffin Land anticipates that obtaining subdivision approvals in many of the towns where it holds land appropriate for residential subdivision will be an extended process.

Landscape Nursery Business

The landscape nursery operations of Griffin are operated by its wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”). Imperial is a grower of containerized landscape nursery stock and, to a small extent, a broker of wholesale landscape nursery stock. The landscape nursery industry is extremely fragmented and Imperial believes that its sales volume places it among the fifty largest landscape nursery growers in the country.

Imperial’s container growing operations are located on land owned by Griffin in Connecticut (approximately 445 acres currently used) and land owned by Imperial in northern Florida (approximately 490 acres currently used). In fiscal 2004, Imperial completed an expansion of its northern Florida facility, which included improved and expanded shipping capacity, customer service facilities and irrigation and water recycling operations. The expansion of the northern Florida facility was in connection with an increase in the volume of production at that facility that was started several years earlier. A substantial portion of the products that were part of the increased Florida production were of larger sizes, requiring extended growing cycles. Currently, substantially all of the useable contiguous lands suitable for the container-growing operations in Connecticut and a large portion of such land in northern Florida are available for container growing operations, however not all available space is being utilized. Imperial also uses approximately 45 acres of land in Connecticut owned by Griffin to grow liners (starter plants) in the field for transplantation into containers. In the future, that land may be used for real estate development. Imperial has evaluated other land held by Griffin for this use. Some capital expenditures would be required to convert other land for liner growing by Imperial.

Imperial’s containerized growing operations serve a market comprised principally of retail garden centers, wholesale sales and service centers, whose main customers are landscape contractors, and mass merchandisers. Imperial’s major markets are in the Northeast, Mid-Atlantic, the northern portion of the Southeast and the Midwest. Imperial is attempting to expand its distribution to additional parts of the Southeast. Nursery sales are extremely seasonal, peaking in spring, and are strongly affected by commercial and residential building activity and are also materially affected by weather conditions, particularly in the spring planting season. Imperial’s sales are made to a large variety of customers, no single one of which represented more than 10% of Imperial’s total sales in fiscal 2006 and fiscal 2005. However, aggregate net sales to Imperial’s ten largest customers, including several large mass merchandisers, accounted for 35% of Imperial’s total net sales in fiscal 2006 and 36% of Imperial’s total net sales in fiscal 2005.

Imperial’s inventories consist principally of container-grown plants on its two farms. The largest volume products of Imperial are evergreens, including leyland cypress, many varieties of hollies and flowering shrubs in Florida and rhododendron, evergreens and flowering shrubs in Connecticut. Other major product categories in Florida include nandina, magnolia trees, perennials and crepe myrtle. In Connecticut, alberta spruce, perennials and trees are other major products. Container-grown product is held principally from one to five years before it is sold by Imperial. In 2003, Imperial began selling some smaller perennials and a number of other products as one of several licensed growers under the “Novalis” trade name. Imperial has entered into additional licensing agreements that enable it to grow and sell certain varieties available only to certain growers. These programs are directed toward increasing Imperial’s sales to retail garden centers.

In 2006, Imperial reduced production at its Florida farm, which resulted in a reduction of the space utilized for growing plants at that facility and a reduction of the inventory level maintained at that facility. The reduction in the space utilized for growing started in the second half of the year as the number of new plants potted and the step-up of smaller sized plants to larger sizes was less than the amount they have been over the past several years. The reduction in inventory was intended to better match inventory quantities with expected sales volume and with the shorter shipping season from the Florida farm. In Connecticut, although future production may reflect increases and decreases to the numbers of plants grown in current varieties and sizes, overall future utilization at that facility is expected to remain consistent with the current utilization.

Imperial is reviewing a variety of approaches to improve its operating results, including changes in the relative quantities of some products currently grown and proposed to be grown and also possible changes in the potting and growing cycles for some of its containerized production. The reduction in product to be grown in Florida in order to better align its production with expected sales volume is part of this effort. In addition, Imperial has sought to increase the percentage of its product sold to retail garden centers. Sales to garden centers generally have more favorable gross margins as compared to sales to mass merchandisers or wholesalers. Also, efforts are being directed at expanding sales in the southeast, which is closer to the Florida farm and would help reduce delivery costs on product shipped from Florida. The field grown liner program in Connecticut is another program directed at reducing plant costs. Any such changes, if successful, taking into account the growing cycles of the related plants, will take a substantial period to be reflected in results of operations to any material extent.

In fiscal 2006, Imperial’s cost of goods sold includes $0.8 million for inventory losses. The inventory losses reflect a higher than expected level of disposals of unsaleable product, increases to inventory reserves because the carrying costs of certain inventories exceed their net realizeable values and the writeoff of certain inventories that will no longer be sold due to changes in product mix, principally at Imperial’s northern Florida operation. The charge for unsaleable inventories and net realizeable value issues was $3.1 million in fiscal 2005 and $1.1 million in fiscal 2004.

Shipping capacity and shipping expense are major cost concerns, especially on product shipped to customers from Imperial’s northern Florida location, because of the distance between the northern Florida farm and Imperial’s main markets. Costs of shipping have been increasing significantly as the result of higher fuel costs, the need to arrange for the return of portable shelving units for subsequent shipments and competition with other companies in northern Florida for the availability of trucks during Imperial’s peak spring shipping period. Management is continuing its efforts to increase the number of trucking vendors used on shipments from the Florida farm and to evaluate the methods used in shipping product, especially shipments from its northern Florida farm, including reviewing the timing and method of shipments, to reduce or limit the increases in shipping costs. Over the past two years, Imperial has purchased additional portable shelving units and planned its shipping in ways that reduced the need for returning trucks empty which did help in managing total shipping costs.

Investments

Centaur Media, plc

The proceeds Griffin received from the March 2004 sale of Centaur Communications, Ltd. (“Centaur Communications”) included, in addition to the cash proceeds of  $68.9 million, 6,477,150 shares of common stock of Centaur Holdings, plc (“Centaur Holdings”), approximately 4% of the outstanding common stock of Centaur Holdings at the time of the transaction. In June 2006, Centaur Holdings changed its name to Centaur Media, plc (“Centaur Media”). Centaur Media is a publicly traded company listed on the London Stock Exchange. Griffin accounts for its investment in Centaur Media as an available-for-sale security. Accordingly, changes in the market value of Griffin’s investment in Centaur Media, including both changes in the stock price and changes in the foreign currency exchange rate, are not included in Griffin’s net income but are included in Griffin’s other comprehensive income.

Shemin Acquisition Corporation

The proceeds Griffin received from the January 2001 sale of the portion of Imperial’s business that operated wholesale sales and service centers included, in addition to the cash proceeds of $18.4 million, approximately 14% of the outstanding common stock of Shemin Acquisition Corp. (“Shemin Acquisition”), a privately held company that operated a landscape nursery distribution business and an irrigation supply business through its subsidiaries. In January 2004, Griffin invested an additional $143,000 in Shemin Acquisition and maintained its approximate 14% ownership interest. Imperial accounted for its investment in Shemin Acquisition under the cost method of accounting for investments. In May 2005, Griffin exchanged a portion of its holdings in Shemin Acquisition for common stock in Shemin Nurseries Holding Corp. (“SNHC”), which operates a landscape nursery distribution business through its subsidiary that previously was a wholly-owned subsidiary of Shemin Acquisition. Griffin then completed the sale of its remaining stock in Shemin Acquisition, receiving initial cash proceeds of $5.9 million from that sale. In June 2005, Griffin received a cash distribution of $1.5 million from SNHC. Subsequent to these transactions, SNHC paid $0.2 million to the buyer of Shemin Acquisition, on behalf of Griffin, for Griffin’s share of the purchase price adjustment related to the determination of Shemin Acquisition’s working capital as of the closing date. Griffin continues to hold its investment in SNHC and accounts for this investment under the cost method of accounting for investments.

Linguaphone Group Ltd.

In 1997, Griffin received a 25% equity interest in Linguaphone Group Ltd. (“Linguaphone”) from Centaur Communications. Previously, Linguaphone was a subsidiary of Centaur Communications. In early 1999, a recapitalization of Linguaphone resulted in Griffin’s equity interest being reduced to approximately 14% (11% fully diluted). Further transactions by Linguaphone reduced Griffin’s equity interest to approximately 3%. Accordingly, Griffin accounted for Linguaphone under the cost method of accounting for investments. In September 2005, Griffin sold all of its equity interest in Linguaphone for nominal consideration.

Financial Information Regarding Industry Segments

See Note 3 to the consolidated financial statements of Griffin for certain financial information regarding the real estate business and the landscape nursery business.

Employees

As of December 2, 2006, Griffin employed 206 people on a full-time basis, including 18 in its real estate business and 184 in its landscape nursery business. At present, none of Griffin’s employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

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

Numerous real estate developers operate in the portion of Connecticut and Massachusetts in which Griffin’s holdings are concentrated. Some of these businesses may have greater financial resources than Griffin. Griffin’s real estate business competes on the bases of location, price, availability of space, convenience and amenities.

Regulation: Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin Land may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of Griffin’s land may be affected by the presence of chlordane and dieldrin, arising from the prior use of the land for farming on a portion of the land that is intended for residential use. In the event that Griffin Land is unable to adequately remediate any of its land intended for residential use, Griffin Land’s ability to develop such property for its intended purposes would be materially affected.

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

Competition and Governmental Regulations

Griffin Land’s real estate operations compete with other properties in Griffin Land’s area of operation and are subject to governmental regulations that affect real estate development, such as local zoning ordinances.

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

Risks of Agricultural and Environmental Factors

Imperial’s production of plants may be adversely affected by agricultural and environmental factors beyond its control such as a hurricane at its northern Florida location or severe drought conditions. A hurricane at its northern Florida facility could damage Imperial’s facilities and result in a loss of inventory (see Risks of Loss in the Landscape Nursery Business Not Covered by Insurance). Imperial’s production facilities could also be adversely affected by severe drought conditions. While management believes that Imperial’s Connecticut and northern Florida operations have sufficient water supplies available, a severe drought could impact Imperial’s ability to adequately maintain its inventory. In addition, a severe drought in Imperial’s main sales markets could substantially impact Imperial’s sales.

Other agricultural or environmental factors that could materially impact Imperial’s growing operations are adverse weather conditions, such as freezing conditions (particularly at the northern Florida facility), plant diseases, pests and the improper use of herbicides and pesticides. The occurrence of any one of these factors could materially affect Imperial’s growing operations, and result in a portion of Imperial’s inventory becoming unsalable.

Concentration of Customers

Although no single customer of Imperial accounted for more than 10% of Imperial’s total net sales in fiscal 2006, Imperial’s ten largest customers, including several mass merchandisers, accounted for 35% of Imperial’s total net sales in fiscal 2006. Management expects that a small number of customers will continue to account for a significant portion of Imperial’s net sales over the next several years. Imperial does not have any material sales contracts with any of its customers. The loss of one of Imperial’s larger customers or the inability to collect accounts receivable from one of Imperial’s larger customers could have an adverse effect on Imperial. One of Griffin Land’s tenants accounted for approximately 11.5% of its total rental revenue in fiscal 2006.

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

Risks Associated with the Cost of Raw Materials and Energy Costs

Imperial’s operations could be adversely affected by increases in the cost of growing plants, the costs of certain materials and energy costs. Prices of certain petroleum based materials, such as plant containers and plastics used in protecting inventory during the winter, have increased as overall petroleum prices have increased. In addition, increases in energy costs and the lack of availability of energy could also adversely impact Imperial’s operations, particularly at Imperial’s Connecticut facility, which uses heat generated from natural gas and propane to maintain certain parts of its inventory during the winter.

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

Availability of Transportation Vendors to Deliver Product

Substantially all of Imperial’s sales are delivered to customers’ locations using independent contractors for trucking services. The ability to ship products timely, especially during the peak spring shipping season, could be adversely impacted by shortages in available trucking capacity. Significant increases in transportation costs could have a material adverse effect on Imperial’s business, as customers may choose to purchase product from local growers or Imperial may not be able to pass along such increases to customers. The risks regarding transportation, while significant to Imperial’s entire operation, are more acute at its northern Florida facility, because that facility is, on average, more distant from its customers than Imperial’s Connecticut facility.

Risks of Loss in the Landscape Nursery Business Not Covered by Insurance

Imperial carries comprehensive insurance coverage, including property, liability, fire and terrorism on its production facilities and its inventories. The insurance contains policy specifications and insured limits, and does not cover all possible losses that Imperial could incur. For example, Imperial’s insurance that covers its inventory at its northern Florida facility does not include losses that may occur from wind, such as from a hurricane or tornado.

Investment in a Foreign Company

Griffin has an investment in Centaur Media, plc, a public company based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

The Concentrated Ownership of Griffin Common Stock by Members of the Cullman and Ernst Families

Members of the Cullman and Ernst families (the “Cullman and Ernst Group”), which include directors Edgar M. Cullman, David M. Danziger and Frederick M. Danziger, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 48.67% of the outstanding common stock of Griffin as of December 2, 2006. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin’s corporate and management policies and may limit other Griffin stockholders’ ability to influence Griffin’s corporate and management policies.

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

At December 2, 2006, the book value of undeveloped land holdings, including land improvements, owned by Griffin, principally in the Hartford, Connecticut area, was approximately $18.4 million. Griffin believes the fair market value of such land is substantially in excess of its book value, including land improvements.

A listing of the locations of Griffin’s real estate held for development or sale, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut has been developed, and nursery real estate, is as follows:

Real Estate Held For Development or Sale

Location of Property	Land Area (Acres)
Connecticut
Bloomfield	301
East Granby	150
East Windsor	115
Granby	106
Manchester	30
Simsbury	864
South Windsor	103
Suffield	363
Windsor	1,042
Massachusetts
Southwick	436
Florida
Hillsborough County	1

Nursery Real Estate

Location of Property	Land Area (Acres)
Florida
Quincy	1,066
Connecticut
East Granby	424
Granby	305
Windsor	45
Simsbury	10

Griffin also leases approximately 2,100 square feet in New York City for its executive offices.

As with many companies engaged in real estate investment and development, Griffin holds its real estate portfolio subject to mortgage debt. See Note 5 to Griffin’s consolidated financial statements for information concerning the mortgage debt associated with Griffin’s properties.

ITEM 3.                LEGAL PROCEEDINGS

As discussed in Item 1, certain parts of Griffin’s property in Simsbury, Connecticut, are affected by the presence of chlordane. Although the various federal, state and local agencies may have an interest in the matter, there are no proceedings known by Griffin to be contemplated by any of these agencies with respect to chlordane.

In 1999, Griffin Land filed land use applications with the land use commissions of Simsbury, Connecticut for Meadowood, a proposed residential development on approximately 363 acres of land. In 2000, Simsbury’s land use commissions issued denials of Griffin Land’s Meadowood application. As a result of those denials, Griffin Land brought several separate, but related, suits appealing those decisions. In 2002, the trial court upheld two of Griffin Land’s appeals and ordered the town’s Planning and Zoning Commissions to approve the Meadowood application. The town appealed those decisions. In 2004, the Connecticut Supreme Court ordered the Zoning Commission to approve the zoning regulations proposed by Griffin Land for Meadowood. The Connecticut Supreme Court also ruled that the denial of the Meadowood application by the Planning Commission can be upheld because Griffin Land had not obtained the required sewer usage permits at the time the application was made to the Planning Commission. The required sewer usage permits for Meadowood have been subsequently obtained. Also in 2004, the Connecticut Supreme Court reversed a lower court decision that had denied Griffin Land a wetlands permit, and remanded the case to Superior Court for further proceedings to determine if a wetlands permit must be issued. In 2005, the Superior Court ruled that Griffin Land must again apply to the town’s Conservation and Inland Wetlands Commission for a wetlands permit for its proposed Meadowood development. However, the wetlands case has been accepted for review by the Connecticut Appellate Court, and is currently pending there. In January 2007, Griffin Land and the town of Simsbury jointly filed a motion in the Appellate Court to have the appeal remanded to the Superior Court in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval.

In fiscal 2006, Griffin’s subsidiary, Imperial Nurseries, Inc. (“Imperial”) received notice from the United States Department of Labor (the “DOL”) stating that an independent farm labor contractor engaged by Imperial had underpaid the independent farm labor contractor’s employees who were then working at Imperial’s Connecticut farm. Imperial engaged the independent farm labor contractor principally to pot new plants at its Connecticut farm. The DOL notice stated that because the independent farm labor contractor refused to pay the back wages of approximately $47,000 to its employees, Imperial was required to pay those individuals. The DOL asserted that Imperial was a joint employer and thus should be required to pay. Based on an evaluation of the status of the individuals in question and in consultation with legal counsel, Griffin does not believe that Imperial meets the joint employer criteria under the statutes and, therefore, is not liable for back wages not paid by the independent farm labor contractor to its employees. Imperial has notified the DOL of its position. The outcome of this issue with the DOL is currently pending.

On February 8, 2007, a legal services organization filed a lawsuit against Griffin and an independent farm labor contractor claiming that certain individuals who were employed by the independent farm labor contractor were not paid sufficient wages as required by state and federal laws and that Griffin is liable for the acts of omission of the contractor as a joint employer. The lawsuit also includes other causes of action against the independent farm labor contractor and Griffin related to this issue, as well as causes of action under the Migrant and Seasonal Agricultural Protection Act, RICO causes of action and other related state claims. Griffin and its legal counsel believe the claims, as they relate to Griffin, are without merit.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the Nasdaq National Market:

	1st		2nd		3rd		4th
	Quarter		Quarter		Quarter		Quarter
	High	Low	High	Low	High	Low	High	Low
2006	$32.50	$24.00	$33.43	$29.77	$33.45	$30.01	$32.93	$28.01
2005	$28.92	$24.30	$27.35	$23.75	$26.00	$23.50	$26.00	$22.70

On January 26, 2007, the number of record holders of common stock of Griffin was approximately 418, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the Nasdaq National Market on such date was $33.20 per share.

Dividend Policy

From the Distribution in 1997 through fiscal 2006, Griffin has not paid any dividends. Griffin’s current policy is to retain any earnings to finance the operation and expansion of its businesses. Griffin’s board of directors has recently provided for the potential repurchase of up to 150,000 shares of common stock and will periodically review its dividend policy, considering factors such as Griffin’s liquidity position, expected capital spending plans and expected cash to be generated or used in its operations.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	376,041	$14.72	255,359

Note:                      There are no equity compensation plans that were not approved by security holders.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth selected statement of operations data for fiscal years 2002 through 2006 and balance sheet data as of the end of each fiscal year. The selected financial data for fiscal 2004, fiscal 2005 and fiscal 2006 are derived from the audited consolidated financial statements included in Item 8 of this report. The selected financial data for fiscal 2002 and fiscal 2003 were derived from the audited consolidated financial statements for those years.

	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$53,231	$41,889	$41,270	$37,119	$33,024
Operating profit (loss)	334	(4,761)	(3,994)	(1,923)	(2,115)
Gain on sale of Shemin Acquisition Corporation	—	3,235	—	—	—
Gain on sale of Centaur Communications, Ltd.	—	—	51,107	—	—
(Loss) income before equity investment and before cumulative effect of change in accounting principle (a)	(215)	(1,368)	30,660	(2,959)	(717)
(Loss) income before cumulative effect of change in accounting principle	(215)	(1,368)	30,988	(2,526)	2,925
Cumulative effect of change in accounting principle, net of tax (b)	(217)	—	—	—	—
Net (loss) income	(432)	(1,368)	30,988	(2,526)	2,925
(Loss) earnings per share:
Basic:
(Loss) income per share before cumulative effect of change in accounting principle	(0.04)	(0.27)	6.31	(0.52)	0.60
Cumulative effect of change in accounting principle, net of tax	(0.04)	—	—	—	—
Net (loss) income per share	(0.08)	(0.27)	6.31	(0.52)	0.60
Diluted:
(Loss) income per share before cumulative effect of change in accounting principle	(0.04)	(0.27)	6.06	(0.53)	0.53
Cumulative effect of change in accounting principle, net of tax	(0.04)	—	—	—	—
Net (loss) income per share	(0.08)	(0.27)	6.06	(0.53)	0.53
Balance Sheet Data:
Total assets	216,615	188,650	176,890	145,298	132,368
Working capital	65,678	74,921	71,442	22,640	34,291
Long-term debt (including current portion)	51,828	44,219	32,334	42,165	26,547
Stockholders’ equity	139,614	132,857	134,130	96,901	99,008

(a)           Loss before equity investment in fiscal 2002 includes an income tax benefit of $1.5 million for the reversal of an accrual for income taxes as a result of the favorable settlement of tax examinations of prior years.

(b)          In fiscal 2006, Griffin Land & Nurseries, Inc. (“Griffin”) adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143” (“FIN No. 47”). See Note 1 to Griffin’s consolidated  financial statements.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated financial statements of Griffin include the accounts of Griffin’s Connecticut and Massachusetts based real estate business (“Griffin Land”) and Griffin’s subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”). Prior to March 10, 2004, Griffin had an equity investment in Centaur Communications, Ltd. (“Centaur Communications”), a privately held magazine publishing business based in the United Kingdom. On March 10, 2004, Griffin completed the sale of its investment in Centaur Communications and recorded a substantial gain. The proceeds from that sale included cash and stock in the acquiring company, Centaur Media, plc (“Centaur Media”). Griffin continues to hold its investment in Centaur Media and accounts for that investment as an available-for-sale security.

The notes to Griffin’s consolidated financial statements included in Item 8 contain a summary of the significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements. However, in the opinion of management, because of the relative magnitude of Griffin’s inventories and real estate assets, accounting methods and estimates related to those assets are critical to the preparation of Griffin’s consolidated financial statements. In many other cases, however, Griffin must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. The following are the critical accounting estimates and methods used by Griffin:

Investments: Griffin classifies its investments in debt and equity securities that have readily determinable fair values based upon management’s intent regarding each security. If there is a decline in fair value of available-for-sale securities, Griffin evaluates whether such decline is other than temporary, and if the decline is deemed to be other than temporary, Griffin would record the decline in its statement of operations.

Accounts receivable: Management estimates future recoverability of its accounts receivable based on an account’s aging, payment history and financial condition.

Inventories: In applying the principle of the lower of cost or market using the average cost method for nursery stock, management must estimate the future recoverability of certain parts of the inventory that have not matured as planned. Such estimates are based on the physical characteristics of the nursery stock in question and potential sales outlets and sales pricing.

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

Revenue and gain recognition: In the real estate business, revenue includes rental revenue from Griffin Land’s commercial and industrial properties and proceeds from property sales. Rental revenue is accounted for in accordance with SFAS No. 13, “Accounting for Leases.”  Gains on property sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

Stock based compensation: Griffin determines stock based compensation based on the estimated fair values of stock options as determined on their grant dates using the Black-Scholes option-pricing model. In determining the estimated fair values of stock options issued, Griffin makes assumptions on expected volatility, risk free interest rates, expected option terms and dividend yields.

Summary

Griffin’s loss before the cumulative effect of its change in accounting principle for asset retirement obligations, net of tax, for fiscal 2006 was $0.2 million as compared to a loss before the cumulative effect of a change in accounting principle, net of tax, of $1.4 million in fiscal 2005. The improved results in fiscal 2006 principally reflect an increase in gains recognized on property sales completed by Griffin Land. In fiscal 2006, Griffin Land sold to Walgreen Co. (“Walgreen”) approximately 130 acres of undeveloped land in the New England Tradeport for cash proceeds of $13 million, before transaction costs. The land sale to Walgreen is being accounted for under the percentage of completion method, therefore, a significant portion of the total revenue and total pretax gain from the land sale to Walgreen has been deferred and will be recognized when future costs related to that transaction are incurred. In fiscal 2006, Griffin Land recognized revenue of $7.9 million and a pretax gain of $5.9 million on this transaction.

Imperial incurred an operating loss of $2.4 million in fiscal 2006 as compared to an operating loss of $3.7 million in fiscal 2005. The lower operating loss at Imperial principally reflects lower charges for unsaleable inventories in fiscal 2006, partially offset by the effect of lower margins on sales. Griffin’s general corporate expense increased to $4.2 million in fiscal 2006 from $3.4 million in fiscal 2005 due to higher costs for compliance with Section 404 of the Sarbanes-Oxley Act and higher incentive compensation expense. Interest expense in fiscal 2006 was higher than fiscal 2005 due to interest expense on a $12.7 million nonrecourse mortgage entered into by Griffin Land in the 2005 third quarter being incurred for the entire 2006 fiscal year as compared to a portion of the 2005 fiscal year. Income from interest, dividends, gains on short-term investments and other investment income was higher in fiscal 2006 as compared to fiscal 2005 due principally to the increased yield on short-term investments as a result of higher interest rates in the current year and higher dividend income from Griffin’s investment in Centaur Media. Fiscal 2005 also included a pretax gain of $3.2 million from the sale of stock of Shemin Acquisition.

Griffin’s net loss in fiscal 2006 was $0.4 million as compared to a net loss of $1.4 million in fiscal 2005. Griffin’s lower net loss reflects the factors noted above, partially offset by a net of tax charge of $0.2 million in fiscal 2006 for the effect of its change in accounting principle. The change in accounting principle reflected the recording of conditional asset retirement obligations in accordance with FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143.”  Also, at the beginning of the 2006 fiscal year, Griffin adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method of adoption. Results for prior periods have not been restated. The effect of the adoption of SFAS No. 123(R) on fiscal 2006 results of operations was not material. See Notes 1 and 7 to the consolidated financial statements included in Item 8.

Fiscal 2006 Compared to Fiscal 2005

Total revenue increased from $41.9 million in fiscal 2005 to $53.2 million in fiscal 2006, reflecting an increase in rental revenue and property sales of approximately $7.5 million at Griffin Land and an increase in net sales of approximately $3.8 million at Imperial.

Rental revenue and property sales at Griffin Land increased from $14.2 million in fiscal 2005to $21.8 million in fiscal 2006. The increase of approximately $7.5 million reflects an approximately $7.1 million increase in revenue from property sales and an increase of approximately $0.4 million in rental revenue from leasing operations. The increase in revenue from property sales principally reflects revenue of $7.9 million recognized on the sale of approximately 130 acres of undeveloped land in Tradeport to Walgreen. The land sale to Walgreen generated cash proceeds of $13.0 million and has been accounted for using the percentage of completion method. Accordingly, approximately $5.1 million of revenue from that sale has been deferred and will be recognized in future periods when the costs of required road improvements related to this transaction are incurred. In addition, Griffin Land also closed the first sale of residential lots of its Suffield, Connecticut residential development, Stratton Farms, which generated revenue of $1.0 million. Two other smaller land sales were completed in fiscal 2006 and generated revenue of $0.8 million in the aggregate. Rental revenue from leasing operations increased from $11.7 million in fiscal 2005 to $12.0 million in fiscal 2006. The increase principally reflects: (i)  revenue of $1.1 million from leases in two industrial buildings that were in service during the entire year in fiscal 2006 as compared to one of these buildings not in service during fiscal 2005 and the other building in service for approximately six months of fiscal 2005; and (ii) $0.5 million from leasing previously vacant space.  Partially offsetting those increases was the loss of revenue of $1.2 million from leases in effect during fiscal 2005 that either expired and were not renewed or were terminated early.

At the end of fiscal 2006, Griffin Land owned 1,711,000 square feet of industrial, flex and office space, with 1,194,000 square feet (70%) leased, as compared to 989,000 square feet (78%) leased of Griffin Land’s 1,266,000 square feet at the end of fiscal 2005. The increase in total space in fiscal 2006 as compared to fiscal 2005 reflects the acquisition of a 308,000 square foot warehouse near the end of the 2006 third quarter and a 137,000 square foot industrial building that was completed and placed in service at the beginning of fiscal 2006. The increase in space leased principally reflects leasing all of the new industrial building completed and placed in service in the early part of fiscal 2006 and leasing other previously vacant industrial and office space. Excluding the recently acquired warehouse facility, which was vacant at the time of the acquisition and has not yet been leased, 85% of Griffin’s square footage is currently leased.

Net sales and other revenue at Imperial increased from $27.7 million in fiscal 2005 to $31.5 million in fiscal 2006. Unit sales volume increased approximately 7.0% in fiscal 2006 as compared to fiscal 2005. The increase in sales volume took place mostly in the second quarter and was attributed to improved spring weather this year, as compared to last year, and management’s focus on reducing Imperial’s inventory levels to be more in line with expected sales. Imperial’s business is highly seasonal with spring sales, which take place mainly in the second quarter, comprising a majority of its annual sales.

Griffin had consolidated operating profit of $0.3 million in fiscal 2006 as compared to a consolidated operating loss of $4.8 million in fiscal 2005. Operating profit at Griffin Land increased to $7.0 million in fiscal 2006 from $2.3 million in fiscal 2005. Imperial’s operating loss decreased to $2.4 million in fiscal 2006 from $3.7 million in fiscal 2005. General corporate expense increased to $4.2 million in fiscal 2006 from $3.4 million in fiscal 2005.

Operating results at Griffin Land for fiscal 2006 and fiscal 2005 were as follows:

	Fiscal	Fiscal
	2006	2005
	(amounts in thousands)
Rental revenue	$12,036	$11,663
Costs related to rental revenue excluding depreciation and amortization expense (a)	5,095	4,663
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	6,941	7,000
Revenue from property sales	9,730	2,565
Costs related to property sales	2,697	646
Gain from property sales	7,033	1,919
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	13,974	8,919
General and administrative expenses excluding depreciation and amortization expense (a)	(2,868)	(2,685)
Profit before depreciation and amortization expense (a)	11,106	6,234
Depreciation and amortization expense related to costs of rental revenue	(4,113)	(3,861)
Depreciation and amortization expense–other	(27)	(33)
Operating profit	$6,966	$2,340

(a)           The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America. They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate division. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.

Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense decreased slightly in fiscal 2006 as compared to fiscal 2005. The approximate $0.4 million increase in rental revenue was substantially offset by an approximate $0.4 million increase in costs related to rental revenue excluding depreciation and amortization expenses. The increase in costs principally reflects a $0.6 million increase in building operating expenses offset by the effect of fiscal 2005 including a charge of $0.2 million to write off capitalized costs related to a lease termination in that year. The increase in building operating expenses reflects $0.5 million for the two buildings on line for the entire 2006 fiscal year as compared to one of the buildings on line for six months in fiscal 2005 and the other not in operation during fiscal 2005, $0.1 million of operating expense related to the warehouse facility acquired near the end of the fiscal 2006 third quarter and an increase in utility expenses of $0.2 million across all buildings due to a utility rate increase effective at the beginning of fiscal 2006. These were partially offset by a $0.2 million reduction in other building operating expenses, principally snow removal. The charge to write off capitalized costs of $0.2 million in fiscal 2005 related to a lease that was terminated in that year. The lease termination was in connection with a new longer-term lease with a new tenant for that building, with lease rates that are equal to the rental rates under the terminated lease over the remaining term of the terminated lease.

The gain from property sales in fiscal 2006 includes approximately $5.9 million from the sale of approximately 130 acres of undeveloped land in Tradeport to Walgreen and approximately $1.1 million from the sale of residential land in the Stratton Farms development and two smaller land sales. The land sale to Walgreen has been accounted for using the percentage of completion method.  Accordingly, an additional gain of approximately $3.8 million from that transaction has been deferred and will be recognized in future periods when the costs of required roadwork improvements related to this transaction are incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain to be recognized in future periods. The gain from property sales at Griffin Land in fiscal 2005 principally reflects the sale of commercial land in Windsor, Connecticut and three sales of undeveloped residential land. General and administrative expenses at Griffin Land increased from $2.7 million in fiscal 2005 to $2.9 million in fiscal 2006 principally reflecting higher incentive compensation expense in fiscal 2006 related to Griffin Land’s operating results, principally completed property sales.

Depreciation and amortization expense at Griffin Land increased approximately $0.2 million in fiscal 2006 as compared to fiscal 2005. The increase reflects an additional approximate $0.6 million of depreciation expense related to the two industrial buildings that were in service for the entire 2006 fiscal year as compared to one of the buildings not in service during fiscal 2005 and the other placed in service midway during fiscal 2005 and $0.1 million of depreciation expense related to the warehouse facility acquired near the end of the 2006 third quarter. Partially offsetting those increases was a net decrease of $0.5 million of depreciation and amortization expense in two office buildings as a result of accelerated depreciation and amortization recorded in fiscal 2005 related to early lease terminations in those buildings.

Imperial’s operating results in fiscal 2006 and fiscal 2005 were as follows:

	Fiscal	Fiscal
	2006	2005
	(amounts in thousands)
Net sales and other revenue	$31,465	$27,661
Cost of goods sold	(29,035)	(26,719)
Gross profit	2,430	942
Selling, general and administrative expenses	(4,856)	(4,622)
Operating loss	$(2,426)	$(3,680)

Imperial’s operating loss decreased by approximately $1.3 million in fiscal 2006 as compared to fiscal 2005 reflecting an approximate $1.5 million increase in gross profit partially offset by an approximate $0.2 million increase in selling, general and administrative expenses. Fiscal 2006 includes a cost of goods sold charge of $0.8 million to reserve for unsaleable inventories and inventories that are expected to be sold below their carrying values. Fiscal 2005 included a cost of goods sold charge of $3.1 million for these items. Partially offsetting the positive effect on gross profit of the lower cost of goods sold charge in fiscal 2006 as compared to fiscal 2005 were higher plant costs and higher delivery costs in fiscal 2006 as compared to fiscal 2005. The higher plant costs reflect, in part, increased costs of production and inventory sold in fiscal 2006 that had been held beyond its expected sales window thus having additional costs. The higher shipping costs reflect increased delivery charges from trucking vendors. Imperial’s gross margin on sales (excluding in each year the effect of the cost of goods sold charges related to unsaleable inventories) decreased from 14.5% in fiscal 2005 to 10.2% in fiscal 2006.

Imperial’s selling, general and administrative expenses increased by approximately $0.2 million in fiscal 2006 as compared to fiscal 2005. The increase reflects higher selling expenses, principally sales commissions, related to the increase in net sales in fiscal 2006. As a percentage of net sales, selling, general and administrative expenses decreased from 16.7% in fiscal 2005 to 15.4% in fiscal 2006.

Griffin’s general corporate expense was $4.2 million in fiscal 2006 as compared to $3.4 million in fiscal 2005. Fiscal 2005 included a $0.1 million retrospective insurance charge related to a former affiliate of Griffin. Excluding the effect of that item in fiscal 2005, general corporate expense increased by $0.9 million due principally to an increase of $0.6 million related to compliance with Section 404 of the Sarbanes-Oxley Act and an increase of $0.5 million in incentive compensation expense in fiscal 2006, partially offset by a net reduction of $0.2 million of other expenses.

In fiscal 2005, Griffin sold its investment in Shemin Acquisition for cash proceeds of $5.7 million, resulting in a pretax gain of $3.2 million. Immediately prior to the sale, Griffin exchanged a portion of its Shemin Acquisition common stock for common stock of Shemin Nurseries Holding Corp. (“SNHC”), which operates a landscape nursery distribution business through its subsidiary. Griffin has retained its ownership in SNHC. See Note 9 to the consolidated financial statements.

Griffin’s consolidated interest expense increased from $2.4 million in fiscal 2005 to $2.9 million in fiscal 2006. The increase principally reflects interest on the $12.7 million mortgage that was completed in the 2005 third quarter. This mortgage was outstanding for the entire 2006 fiscal year as compared to less than six months in fiscal 2005. Griffin’s average outstanding debt in fiscal 2006 was $44.4 million as compared to $36.8 million in fiscal 2005.

Griffin’s income from interest, dividends, gains on short-term investments and other investment income was $2.3 million in fiscal 2006 as compared to $1.3 million in fiscal 2005. The increase of investment income in the current year reflects a higher yield from short-term investments due generally to higher short-term interest rates, interest income on the proceeds from the sale of land to Walgreen that were held in escrow during most of the 2006 third quarter and an increase in dividend income from Centaur Media. The proceeds from the land sale to Walgreen were used to purchase a warehouse facility in fiscal 2006. In addition, fiscal 2006 includes approximately $0.2 million of undistributed equity income from an investment in an agricultural cooperative in which Griffin holds a 25% interest. Because this investment had not been accounted for in prior years, the cumulative effect was recorded within other investment income in fiscal 2006. Management believes the amount recorded is immaterial to annual periods and expects that the results of this investment will not be significant to Griffin in future periods.

Griffin’s income tax benefit for fiscal 2006 reflects the federal statutory rate of 35% substantially offset by the establishment of a valuation allowance of $0.1 million against certain deferred tax assets and the effect of permanent differences. The deferred tax assets on which the valuation allowance was recorded relate to certain state net operating loss carryforwards (“NOLs”) of Imperial. The establishment of the valuation allowance reflects management’s determination that it is more likely than not that Imperial will not generate sufficient taxable income in the future to utilize the NOLs. In addition, the fiscal 2006 income tax benefit reflects the effect of permanent differences and adjustments to certain deferred tax assets and liabilities. Although these items are not significant amounts, their impact on the effective tax rate is significant because of the small pretax loss in fiscal 2006. The effective income tax rate for fiscal 2005 was a benefit of 47.1% reflecting the federal statutory rate of 35%, the reversal of a valuation allowance of $0.3 million related to a deferred tax asset and the effect of state income tax benefits. The deferred tax asset related to a basis difference in Griffin’s investment in Linguaphone Group Ltd., which was sold in the fiscal 2005 fourth quarter.

In the fourth quarter of fiscal 2006, Griffin recorded a net of tax charge of $0.2 million for a change in accounting principle. This change relates to Griffin’s recording the fair value of its conditional asset retirement obligations as prescribed by FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143.”  The conditional asset retirement obligations relate principally to tobacco barns and other structures on Griffin’s land holdings that contain asbestos, primarily in roofing materials. These structures are not currently used in Griffin’s operations and do not have any book value, therefore, the full amount of the conditional asset retirement obligation was recorded as a charge in Griffin’s consolidated statement of operations. These structures remain from the tobacco growing operations of former affiliates of Griffin.

Fiscal 2005 Compared to Fiscal 2004

Griffin’s consolidated total revenue increased from $41.3 million in fiscal 2004 to $41.9 million in fiscal 2005, reflecting increases of approximately $0.4 million at Griffin Land and approximately $0.2 million at Imperial.

Revenue at Griffin Land increased from $13.8 million in fiscal 2004 to $14.2 million in fiscal 2005. The increase of approximately $0.4 million reflects an increase of $1.1 million in revenue from leasing operations partially offset by a decrease of approximately $0.7 million in property sales revenue, which decreased from $3.3 million in fiscal 2004 to $2.6 million in fiscal 2005. Property sales revenue in fiscal 2004 included $3.1 million from the sale of the remaining development rights at Walden Woods. Property sales revenue in fiscal 2005 included a sale of undeveloped commercial land and several sales of undeveloped residential land.

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

Total revenue at Imperial increased from $27.4 million in fiscal 2004 to $27.7 million in fiscal 2005. Although there was a slight increase in revenue in fiscal 2005 as compared to fiscal 2004, unit sales volume was 7% lower in fiscal 2005 as compared to fiscal 2004. The effect of the decline in unit sales volume was more than offset by selling, on average, larger size material in fiscal 2005, overall improved pricing and increased delivery charges. The improved pricing reflects, in part, increased sales to Imperial’s independent garden center customers, which have more favorable pricing than Imperial’s mass merchant and wholesaler and landscaper customers.

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

Operating profit at Griffin Land in fiscal 2005 and fiscal 2004 was as follows:

	Fiscal	Fiscal
	2005	2004
	(amounts in thousands)
Rental revenue	$11,663	$10,574
Costs related to rental revenue excluding depreciation and amortization expense (a)	4,663	3,968
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	7,000	6,606
Revenue from property sales	2,565	3,275
Costs related to property sales	646	3,428
Gain (loss) from property sales	1,919	(153)
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	8,919	6,453
General and administrative expenses excluding depreciation and amortization expense (a)	(2,685)	(2,334)
Profit before depreciation and amortization expense (a)	6,234	4,119
Depreciation and amortization expense related to costs of rental revenue	(3,861)	(3,285)
Depreciation and amortization expense–other	(33)	(8)
Operating profit	$2,340	$826

(a)           The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with generally accepted accounting principles. They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate division. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.

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

Imperial’s operating results in fiscal 2005 and fiscal 2004 were as follows:

	Fiscal	Fiscal
	2005	2004
	(amounts in thousands)
Net sales and other revenue	$27,661	$27,421
Cost of goods sold	(26,719)	(25,093)
Gross profit	942	2,328
Selling, general and administrative expenses	(4,622)	(4,480)
Operating loss	$(3,680)	$(2,152)

Imperial’s operating loss in fiscal 2005 increased over its fiscal 2004 operating loss due principally to higher cost of goods sold, reflecting increased inventory charges in the current year. In fiscal 2005, cost of goods sold included $3.1 million of charges related to disposals for unsalable inventories, inventories expected to be sold below their carrying values and charges to reserve for inventories that will not be sold as a result of production plan changes made in fiscal 2005. Inventory charges included in fiscal 2004 cost of goods sold were approximately $1.1 million. Excluding the additional inventory charges in both periods, Imperial’s gross margin on sales increased from 12.7% in fiscal 2004 to 14.5% in fiscal 2005, principally reflecting improved pricing in the current year as a result of an increase in sales to independent garden center customers. In addition, increased delivery charges to customers and slightly lower delivery costs also contributed to the improved gross margins on sales in fiscal 2005 as compared to fiscal 2004. Although Imperial is seeking to improve its operations and eliminate charges for excess disposals of unsaleable inventory, there can be no assurance that such charges will be eliminated in future periods. Imperial’s selling, general and administrative expenses increased by approximately $0.1 million in fiscal 2005 as compared to fiscal 2004, principally reflecting higher consulting costs in fiscal 2005. As a percentage of net sales, selling, general and administrative expenses increased from 16.3% in fiscal 2004 to 16.7% in fiscal 2005.

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

In fiscal 2005, Griffin sold its common stock in Shemin Acquisition Corporation for cash proceeds of $5.7 million, resulting in a pretax gain of $3.2 million. Immediately prior to the sale, Griffin exchanged a portion of its Shemin Acquisition common stock for common stock of Shemin Nurseries Holdings Corp. (“SNHC”), which operates a landscape nursery distribution business through its subsidiary. Griffin has retained its interest in SNHC. See Note 9 to the consolidated financial statements.

In fiscal 2004, Griffin completed the sale of its investment in Centaur Communications to Centaur Holdings , plc (“Centaur Holdings”), a newly formed company. In fiscal 2006, Centaur Holdings changed its name to Centaur Media plc (“Centaur Media”). Griffin received cash proceeds of $68.9 million after transaction expenses of $1.5 million but before income tax payments. In addition to the cash proceeds, Griffin received 6,477,150 shares of common stock of Centaur Media, which was valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Media and the foreign currency exchange rate in effect at that time. Griffin recorded a pretax gain of $51.1 million on the sale and a foreign currency exchange gain of $1.1 million related to the sale. In connection with the Centaur Communications transaction, substantially all of the stock options of Centaur Communications were exercised immediately prior to the closing of the transaction, which resulted in Griffin’s ownership being reduced from 35% to 32%. The gain of approximately $2.3 million that resulted from the dilution of Griffin’s ownership is included in the gain on the sale of that investment. In addition, Griffin recorded other comprehensive income of $5.4 million at the time of the transaction in fiscal 2004, reflecting the difference, net of tax, between the value of Griffin’s investment in Centaur Media and the book value of the pro rata portion of the investment in Centaur Communications that remained as a result of receiving the Centaur Media common stock as a part of the sale proceeds. In fiscal 2004, subsequent to the transaction, Griffin recorded an other comprehensive loss of $0.2 million reflecting changes in the market price of the common stock of Centaur Media and changes in the foreign currency exchange rate, each net of taxes, during that time period. In fiscal 2005, Griffin recorded an other comprehensive loss of $0.5 million, reflecting the change in the value of Centaur Media common stock and the change in the foreign currency exchange rate, each net of taxes.

Griffin’s consolidated interest expense decreased from $2.9 million in fiscal 2004 to $2.4 million in fiscal 2005. The lower interest expense in fiscal 2005 principally reflects the prior year’s interest expense including $0.3 million for the accelerated amortization of debt issuance costs as a result of the termination of Griffin’s credit agreement and $0.2 million of interest for borrowings under the credit agreement before it was terminated in fiscal 2004. Griffin repaid the amount outstanding under the credit agreement with a portion of the cash proceeds from the sale of Centaur. In addition, in fiscal 2005, $0.3 million of interest was capitalized as compared to a minimal amount of capitalized interest in fiscal 2004. The increase in capitalized interest reflects a greater amount of construction activity in fiscal 2005 as compared to fiscal 2004. Partially offsetting the reduction in interest expense from the termination of the credit agreement in fiscal 2004 and the higher amount of capitalized interest in fiscal 2005, was interest expense on a new $12.7 million nonrecourse mortgage, which was completed in fiscal 2005. Griffin’s average outstanding debt in fiscal 2005 was $36.8 million as compared to $36.4 million in fiscal 2004.

Griffin had $1.3 million of interest income, dividend income and gains on short-term investments in fiscal 2005 as compared to $0.5 million in fiscal 2004. The increase reflects Griffin having short-term investments for the entire year in fiscal 2005 as compared to only a portion of fiscal 2004 and generally higher short-term interest rates in fiscal 2005.

Griffin’s effective income tax benefit rate was 47.1% for fiscal 2005 as compared to an effective income tax rate of 33.0% for fiscal 2004. The effective tax rate for fiscal 2005 reflects a federal tax rate of 35%, the reversal of a valuation allowance of $0.3 million related to a deferred tax asset and the effect of state income tax benefits. The deferred tax asset related to a basis difference in Griffin’s investment in Linguaphone Group Ltd., which was sold in the fiscal 2005 fourth quarter. The fiscal 2004 effective tax rate reflects a 35% rate for federal income taxes adjusted for state income taxes and certain tax credits related to foreign income taxes paid by Centaur Communications. In addition, fiscal 2004 included the release of an income tax liability of $0.2 million upon completion of tax examinations of prior years.

Fiscal 2004 included equity income of $0.3 million through the date of Griffin’s sale of its investment in Centaur Communications. There was no equity income from Centaur Communications in fiscal 2005.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $6.1 million in fiscal 2006 as compared to net cash used in operating activities of $12.8 million in fiscal 2005. Net cash provided by operating activities in fiscal 2006 includes $5.3 million of cash generated from a reduction of short-term investments as compared to $10.7 million of cash invested in short-term investments in fiscal 2005. Excluding these items in each period, Griffin had net cash provided by operating activities of $0.8 million in fiscal 2006 as compared to $2.1 million of net cash used in operating activities in fiscal 2005. The change in fiscal 2006 as compared to fiscal 2005, excluding the effect of cash invested in short-term investments, principally reflects the increase in operating results and a net favorable change in inventories, partially offset by an increase in other current assets.

In fiscal 2006, Griffin had net cash of $14.5 million used in investing activities as compared to net cash used in investing activities of $6.8 million in fiscal 2005. The net cash used in investing activities in the current year includes additions to Griffin Land’s real estate assets of $28.2 million, including the acquisition, completed on August 29, 2006, of a warehouse facility in Manchester, Connecticut, for $13.5 million. The warehouse facility acquired was used by the previous owner in its operations and was vacant at the time of the closing. This acquisition was part of a Section 1031 exchange for income tax purposes, which results in the deferral of income taxes related to the gains from the sale of undeveloped land to Walgreen and a smaller land sale completed in fiscal 2006. The balance of the additions to Griffin Land’s real estate assets principally reflect the construction, on speculation, of a new 127,000 square foot industrial building in Tradeport, which was substantially completed by the end of fiscal 2006, site work for several industrial buildings in Tradeport, infrastructure work on a residential subdivision in Suffield, Connecticut, payments related to the completion of the new industrial building that came on line in the 2006 first quarter and tenant improvements related to new leases. Partially offsetting the cash used for the additions to Griffin’s real estate assets were cash proceeds, net of expenses, of $14.0 million from property sales, including the sale to Walgreen of undeveloped land in Tradeport and the sale of residential lots in Stratton Farms. The land sale to Walgreen was recorded using the percentage of completion method, accordingly, revenue recognition of $5.1 million of the cash proceeds from that transaction has been deferred and will be recognized in future periods when the costs of required road improvements are incurred. Additions to property and equipment, principally for Imperial, were $0.4 million in fiscal 2006 as compared to $0.7 million in fiscal 2005. Capital expenditures in fiscal 2006 were principally to replace equipment used in Imperial’s farming operations.

Net cash provided by financing activities was $9.5 million in fiscal 2006 period as compared to $12.0 million in fiscal 2005. The net cash provided by financing activities in fiscal 2006 reflects the proceeds of $8.5 million from a nonrecourse mortgage completed in the 2006 fourth quarter and cash proceeds from stock options exercised in the current year, partially offset by payments of mortgage principal. Also included in cash provided by financing activities in fiscal 2006 is a $1.2 million tax benefit from the exercise of stock options. In accordance with SFAS No. 123(R), the presentation in Griffin’s statement of cash flows in fiscal 2006 has changed from prior years to report the tax benefits from the exercise of stock options as a financing cash flow. Prior to the adoption of SFAS No. 123(R), these tax benefits were reported as an operating cash flow. The net cash provided by financing activities in fiscal 2005 principally reflected the proceeds of a nonrecourse mortgage entered into by a subsidiary of Griffin.

In the near-term, Griffin plans to continue to invest in its real estate business. In addition to the construction in fiscal 2006 of a 127,000 square foot industrial building in Tradeport, Griffin Land recently started foundation work on an approximately 149,000 square foot industrial building in Tradeport. These facilities are being built on speculation. Griffin Land has also started the site work for several additional industrial buildings in the Tradeport. The cost of site work in the portion of Tradeport where these new buildings will be located is higher than site costs for previous buildings recently built by Griffin Land. The higher site costs reflect the nature of the land on which the buildings will be located along with required berming and roadwork on this site. Griffin Land also expects to incur expenditures to build out the interiors of its new buildings as leases are completed and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks. In fiscal 2006, Griffin Land substantially completed infrastructure work on Stratton Farms, a residential development in Suffield, Connecticut. The first sale of residential lots in Stratton Farms was subsequently completed in fiscal 2006. Griffin Land is also continuing to work towards obtaining approvals for Meadowood, its proposed residential development in Simsbury, Connecticut. There have been discussions with town officials regarding potential settlement options for Meadowood. In January 2007, Griffin Land and the town of Simsbury jointly filed a court motion in anticipation of the parties presenting a settlement proposal to the court for its review and approval. Griffin Land intends to proceed with other residential development plans on its land holdings that are appropriate for that use.

On May 19, 2006, a joint venture in which Griffin holds a 75% ownership interest, entered into an agreement with a prospective buyer to sell approximately 103 acres of undeveloped land in South Windsor, Connecticut. Based on the terms of the agreement, Griffin Land’s share of the proceeds would be approximately $2.7 million, before transaction expenses. Completion of this transaction is subject to several contingencies, including the buyer receiving governmental approvals for its proposed development on this site. On September 8, 2006, Griffin Land entered into an agreement to sell approximately 73 acres of its undeveloped land in Griffin Center for total proceeds of approximately $6.8 million, before transaction expenses. Completion of this sale is dependent on a number of contingencies, including the buyer receiving governmental approvals, including approval from the Connecticut State Traffic Commission, for the buyer’s planned development of office facilities on the site. On December 8, 2006, Griffin entered into an agreement with the State of Connecticut Department of Environmental Protection (the “DEP”) to sell approximately 165 acres of undeveloped land in Suffield, Connecticut. The proceeds from this transaction would be approximately $3.2 million, before transaction expenses. This land would be used for conservation purposes by the DEP. There can be no assurance that these transactions will be completed under their current terms, or at all.

On November 16, 2006, a subsidiary of Griffin completed an amended and restated mortgage of the $12.7 million nonrecourse mortgage entered into in fiscal 2005 to add to the collateral of that nonrecourse mortgage an additional industrial building in Tradeport that was completed and placed in service at the beginning of fiscal 2006. The amended and restated mortgage generated an additional $8.5 million in proceeds, before transaction expenses. The amended and restated mortgage has an interest rate of 5.73% with payments based on a thirty-year amortization schedule. The mortgage has a term of approximately 8.7 years.

On January 31, 2007, Griffin announced that its board of directors had authorized a program to repurchase, from time to time, up to 150,000 shares of its outstanding common stock. The repurchases, if and when made, will be done through private transactions and are expected to commence early in the fiscal 2007 second quarter. The plan to repurchase does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion. Based on the market price of its common stock at the time the repurchase plan was announced, if the total authorized number of shares are repurchased, Griffin will expend approximately $5.0 million.

Griffin’s payments (including principal and interest) under contractual obligations as of December 2, 2006 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$74.4	$4.5	$16.2	$7.5	$46.2
Capital Lease Obligations	0.3	0.2	0.1	—	—
Operating Lease Obligations	0.3	0.2	0.1	—	—
Purchase Obligations (1)	8.6	8.6	—	—	—
Other (2)	1.9	—	—	—	1.9
	$85.5	$13.5	$16.4	$7.5	$48.1

(1)          Includes obligations for the construction of the shell of a new industrial building at Griffin Land, completion of tenant improvements, infrastructure improvements in Tradeport and for the purchase of raw materials by Imperial.

(2)          Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of December 2, 2006, Griffin had cash and short-term investments of approximately $38.2 million. Management believes that the significant amount of cash and short-term investments held by Griffin will be sufficient to finance the working capital requirements of its businesses and fund continued investment in Griffin’s real estate assets for the foreseeable future. Griffin may also continue to seek nonrecourse mortgage placements on selected properties. Griffin also anticipates seeking to purchase either or both land and buildings with a substantial portion of its cash and short-term investment balances. Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. SFAS No. 155 will be effective for Griffin in the first quarter of fiscal 2007 and is not expected to have an impact on Griffin’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“Fin No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. Fin No. 48 is effective for fiscal years beginning after December 15, 2006. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. For employers that have equity securities that trade in a public market, this new standard requires the recognition of the funded status of a defined benefit postretirement plan and requires disclosures as of the end of the fiscal year ending after December 15, 2006. Griffin does not have a defined benefit pension plan and its defined benefit postretirement benefit plan is unfunded and is included as a liability on Griffin’s balance sheet.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the improved return on assets of Imperial’s operations, construction and leasing of additional facilities in the real estate business, approval of proposed residential subdivisions, completion of property sales currently under contract, or the repurchase by Griffin of the number of shares of its outstanding common stock as authorized by its board of directors. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin’s mortgage interest rates and related principal payment requirements are described in Note 5 to the consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin did not have any variable rate debt outstanding during the fiscal year ended December 2, 2006.

Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk. Griffin’s short-term investments generally consist of debt instruments with maturities ranging from one to twenty months, with a weighted average maturity of approximately five months as of December 2, 2006. Due to the generally short-term composition of its investments, Griffin’s investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

Griffin does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that Griffin will not use them as a means to manage interest rate risk in the future.

In connection with the sale of its investment in Centaur Communications in the fiscal year ended November 27, 2004, Griffin entered into a foreign currency exchange forward contract to hedge Griffin’s exposure to the short-term fluctuation in the foreign currency exchange rate between the time the definitive agreement on the sale of Centaur Communications was completed and the closing of the transaction and receipt of the sale proceeds. Griffin fulfilled its obligation under the contract with the proceeds from the sale of Centaur Communications.

Griffin does not have foreign currency exposure in operations. Griffin does have an investment in a public company, Centaur Media, plc, based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRIFFIN LAND & NURSERIES, INC
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004
Landscape nursery net sales	$31,465	$27,661	$27,421
Rental revenue and property sales	21,766	14,228	13,849
Total revenue	53,231	41,889	41,270
Costs of landscape nursery sales	29,035	26,719	25,093
Costs related to rental revenue and property sales	11,905	9,170	10,681
Total costs of goods sold and costs related to rental revenue and property sales	40,940	35,889	35,774
Gross profit	12,291	6,000	5,496
Selling, general and administrative expenses	11,957	10,761	9,490
Operating profit (loss)	334	(4,761)	(3,994)
Gain on sale of Shemin Acquisition Corporation	—	3,235	—
Gain on sale of Centaur Communications, Ltd.	—	—	51,107
Foreign currency exchange gain	—	—	1,070
Interest expense	(2,880)	(2,392)	(2,902)
Income from interest, dividends, gains on short-term investments and other investment income	2,319	1,334	500
(Loss) income before income tax (benefit) provision, equity investment and cumulative effect of change in accounting principle	(227)	(2,584)	45,781
Income tax (benefit) provision	(12)	(1,216)	15,121
(Loss) income before equity investment and cumulative effect of change in accounting principle	(215)	(1,368)	30,660
Equity income from Centaur Communications, Ltd.	—	—	328
(Loss) income before cumulative effect of change in accounting principle	(215)	(1,368)	30,988
Cumulative effect of change in accounting principle, net of tax	(217)	—	—
Net (loss) income	$(432)	$(1,368)	$30,988
(Loss) earnings per share:
Basic:
(Loss) income before cumulative effect of change in accounting principle	$(0.04)	$(0.27)	$6.31
Cumulative effect of change in accounting principle, net of tax	(0.04)	—	—
Net (loss) income	$(0.08)	$(0.27)	$6.31
Diluted:
(Loss) income before cumulative effect of change in accounting principle	$(0.04)	$(0.27)	$6.06
Cumulative effect of change in accounting principle, net of tax	(0.04)	—	—
Net (loss) income	$(0.08)	$(0.27)	$6.06

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	Dec. 2, 2006	Dec. 3, 2005
ASSETS
Current Assets
Cash and cash equivalents	$2,265	$1,207
Short-term investments, net	35,973	40,985
Accounts receivable, less allowance of $143 and $311	2,559	2,696
Inventories, net	30,579	33,184
Deferred income taxes	2,331	1,770
Other current assets	7,226	3,228
Total current assets	80,933	83,070
Real estate held for sale or lease, net	101,544	79,015
Property and equipment, net	9,144	10,072
Investment in Centaur Media, plc	18,592	10,440
Other assets	6,402	6,053
Total assets	$216,615	$188,650
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1,197	$1,060
Deferred revenue	6,245	898
Accounts payable and accrued liabilities	7,813	6,191
Total current liabilities	15,255	8,149
Long-term debt	50,631	43,159
Deferred income taxes	6,990	780
Other noncurrent liabilities	4,125	3,705
Total liabilities	77,001	55,793
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,177,709 and 4,999,604 shares issued, respectively, and 5,132,663 and 4,999,604 shares outstanding, respectively	52	50
Additional paid-in capital	98,549	95,339
Retained earnings	32,377	32,809
Accumulated other comprehensive income, net of tax	9,942	4,659
Treasury stock, at cost, 45,046 shares	(1,306)	—
Total stockholders’ equity	139,614	132,857
Total liabilities and stockholders’ equity	$216,615	$188,650

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
For the Fiscal Years Ended December 2, 2006, December 3, 2005 and November 27, 2004
(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Total Comprehensive Income (Loss)
Balance at November 29, 2003	4,876,916	$49	$93,392	$3,189	$271	$—	$96,901
Exercise of employee stock options including tax benefit of $308	82,246	1	1,307	—	—	—	1,308
Other comprehensive income	—	—	—	—	4,933	—	4,933	$4,933
Net income	—	—	—	30,988	—	—	30,988	30,988
Balance at November 27, 2004	4,959,162	50	94,699	34,177	5,204	—	134,130	$35,921
Exercise of employee stock options including tax benefit of $171	40,442	—	640	—	—	—	640
Other comprehensive loss	—	—	—	—	(545)	—	(545)	$(545)
Net loss	—	—	—	(1,368)	—	—	(1,368)	(1,368)
Balance at December 3, 2005	4,999,604	50	95,339	32,809	4,659	—	132,857	$(1,913)
Exercise of employee stock options including tax benefit of $1,166	178,105	2	3,086	—	—	(1,306)	1,782
Stock options expense	—	—	124	—	—	—	124
Other comprehensive income	—	—	—	—	5,283	—	5,283	$5,283
Net loss	—	—	—	(432)	—	—	(432)	(432)
Balance at December 2, 2006	5,177,709	$52	$98,549	$32,377	$9,942	$(1,306)	$139,614	$4,851

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Fiscal Years Ended,
	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004
Operating activities:
Net (loss) income	$(432)	$(1,368)	$30,988
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on sale of Centaur Communications, Ltd.	—	—	(51,107)
Depreciation and amortization	5,487	5,289	4,639
Gain on sale of Shemin Acquisition Corp.	—	(3,235)	—
Tax payment included in other comprehensive income	—	—	(1,061)
Gain on foreign exchange contract	—	—	(1,070)
Provision for inventory losses	786	3,078	1,149
Income from equity investment	(151)	—	(328)
Deferred income taxes	2,780	(871)	652
Amortization of debt issuance costs	82	67	415
(Gain) loss on sale of properties	(7,033)	(1,919)	153
Unrealized gains on trading securities	(287)	(128)	(71)
Stock based compensation expense	124	—	—
Provision for bad debts	87	281	68
Real estate asset write-offs	—	301	—
Provision for conditional asset retirement obligations	358	—	—
Changes in assets and liabilities which increased (decreased) cash:
Short-term investments	5,299	(10,684)	(30,102)
Accounts receivable	50	(815)	(253)
Inventories	1,819	(4,078)	(937)
Other current assets	(4,002)	321	(956)
Accounts payable and accrued liabilities	2,124	613	43
Deferred revenue	(194)	1,004	109
Other, net	(774)	(641)	725
Net cash provided by (used in) operating activities	6,123	(12,785)	(46,944)
Investing activities:
Additions to real estate held for sale or lease	(28,157)	(15,947)	(7,230)
Proceeds from sale of properties, net of expenses	14,009	2,469	3,016
Additions to property and equipment	(389)	(729)	(603)
Proceeds from the sale of Centaur Communications, Ltd., net of expenses	—	—	68,852
Proceeds from sale of Shemin Acquisition Corp.	—	5,721	—
Proceeds from distribution from Shemin Nurseries Holding Corp.	—	1,673	—
Proceeds from foreign exchange contract	—	—	1,070
Other, net	—	—	(143)
Net cash (used in) provided by investing activities	(14,537)	(6,813)	64,962
Financing activities:
Increase in debt	8,500	12,700	1,500
Payments of debt	(1,007)	(936)	(11,550)
Tax benefit of options exercised	1,166	—	—
Exercise of stock options	967	469	1,000
Debt issuance costs	(154)	(255)	—
Other, net	—	—	(159)
Net cash provided by (used in) financing activities	9,472	11,978	(9,209)
Net increase (decrease) in cash and cash equivalents	1,058	(7,620)	8,809
Cash and cash equivalents at beginning of year	1,207	8,827	18
Cash and cash equivalents at end of year	$2,265	$1,207	$8,827

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

Through March 9, 2004, Griffin held an investment in Centaur Communications, Ltd. (“Centaur Communications”) which it accounted for under the equity method of accounting for investments. Centaur Communications reported on a June 30 fiscal year in accordance with generally accepted accounting principles in the United Kingdom. However, Griffin reported its share of equity in Centaur Communications’ earnings (losses) based upon Griffin’s fiscal year. Griffin converted Centaur Communications’ financial statements to accounting principles generally accepted in the United States of America and translated balance sheet information at the exchange rate as of the balance sheet date and used the average exchange rates over the respective periods to translate the statements of operations. On March 10, 2004, Griffin completed the sale of Centaur Communications (see Note 2).

Business Segments

Griffin is engaged in the real estate and landscape nursery businesses. Griffin’s real estate division, Griffin Land, builds, leases and manages commercial and industrial properties and plans residential subdivisions on its land in Connecticut and Massachusetts. Imperial, Griffin’s subsidiary in the landscape nursery segment, is engaged in growing plants in containers which are sold principally to mass merchandisers, home centers, garden centers, wholesalers and landscape contractors.

Fiscal Year

Griffin’s fiscal year ends on the Saturday nearest November 30. Fiscal years 2006 and 2004 each contained 52 weeks and ended December 2, 2006 and November 27, 2004, respectively. Fiscal 2005 ended December 3, 2005 and contained 53 weeks. The effect of an additional week in fiscal 2005 as compared to fiscal 2006 and fiscal 2004 was not material to Griffin’s results of operations or cash flows.

Cash and Cash Equivalents

Cash equivalents are composed of highly liquid investments with insignificant interest rate risk and a maturity of three months or less at the date of purchase, and are recorded at market. For the fiscal years ended December 2, 2006 and December 3, 2005, $2,246 and $1,188, respectively, of the cash and cash equivalents included on Griffin’s consolidated balance sheets were held in the form of money market funds.

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

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies (Continued)

Griffin’s investment in the common stock of Centaur Media, plc (“Centaur Media”) is accounted for as an available-for-sale security under SFAS No. 115, whereby increases or decreases in the value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, are included in other comprehensive income (loss).

Through May 30, 2005, Griffin had an investment in Shemin Acquisition Corporation (“Shemin Acquisition”) which it received as part of the consideration in the fiscal 2001 sale of a portion of Imperial’s landscape nursery business. Griffin accounted for its investment in Shemin Acquisition under the cost method of accounting for investments. On May 31, 2005, Griffin exchanged a portion of its investment in Shemin Acquisition for common stock of Shemin Nurseries Holding Corp. (“SNHC”), which operates a landscape nursery distribution business through its subsidiary. Griffin then sold its remaining investment in Shemin Acquisition. Griffin’s investment in SNHC is accounted for under the cost method of accounting for investments, and is included in other assets on Griffin’s balance sheets (see Note 9).

Griffin’s investment in a real estate joint venture is accounted for under the equity method. This investment is included in other assets on Griffin’s balance sheets. There was no income or loss from this investment in fiscal 2006, fiscal 2005 and fiscal 2004.

Inventories

Griffin’s inventories are stated at the lower of cost, using the average cost method, or market. Nursery stock includes certain inventories that will not be sold within one year. It is industry practice to include such inventories in current assets. Abnormal costs of idle facility expenses, freight, handling costs and spoilage are treated as period costs.

Stock-Based Compensation

In fiscal 2006, Griffin adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method of adoption. Accordingly, compensation cost recognized in fiscal 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No.123 been applied from its effective date (see Note 7).  Prior to fiscal 2006, Griffin accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based compensation cost was reflected in prior years because all options granted under Griffin’s stock option plan had an exercise price equal to the market price of the underlying common stock on the date of grant. For stock options issued that have graded-vesting features, Griffin recognizes compensation cost over the requisite service period separately for each tranche of the award as though they were, in substance, multiple awards. In connection with its adoption of SFAS No. 123(R) in fiscal 2006, Griffin determined its accumulated windfall tax benefits using the short-cut method.

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

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies (Continued)

Upon disposal of property and equipment, the appropriate accounts are reduced by the related costs and accumulated depreciation. The resulting gains or losses are reflected in the consolidated statements of operations.

Real Estate Held for Sale or Lease

Real estate held for sale or lease is carried at cost. Interest is capitalized during the construction period of major facilities and land improvements. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Repair and maintenance costs are expensed as incurred.

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

Griffin also periodically reviews the recoverability of its development costs, including expected remediation costs on current projects that are included in real estate held for sale or lease. To the extent that carrying value exceeds the fair value of a project’s development costs, an impairment loss is recorded.

There were no impairment losses recorded in the fiscal years ended December 2, 2006, December 3, 2005 and November 27, 2004.

Revenue and Gain Recognition

In the landscape nursery business, sales and the related cost of sales are recognized upon shipment of products. Sales returns are not material. All amounts billed to customers for shipping and handling are included in net sales and the costs of shipping and handling are included in cost of sales.

In the real estate business, revenue includes rental revenue from Griffin Land’s commercial and industrial properties and proceeds from property sales. Rental revenue is accounted for in accordance with SFAS No. 13, “Accounting for Leases.” Gains on property sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

Income Taxes

Griffin provides for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, deferred tax assets and

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies (Continued)

liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. Griffin and its subsidiaries file a consolidated federal income tax return.

Goodwill and Other Intangible Assets

Griffin accounts for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is not amortized, but is subject to periodic tests for impairment based upon fair values. Griffin does not have any goodwill on its balance sheet, but there was goodwill on the balance sheet of Centaur Communications. Accordingly, there was no amortization of goodwill included in Griffin’s results from its equity investment in Centaur Communications in fiscal 2004 through the date Griffin sold its investment in Centaur Communications.

Griffin’s other intangible assets consist principally of the value of above-market and below-market leases, in-place leases and customer relationships with tenants recorded in connection with Griffin’s acquisition in fiscal 2003 of a controlling interest in a joint venture that owned two multi-story office buildings. Amortization of the value of above-market and below-market leases, included in rental revenue, is determined on a straight-line basis over the lease terms. Amortization of the value of in-place leases, included in costs related to rental revenue, is determined on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants, included in costs related to rental revenue, is determined on a straight-line basis over the lease terms and anticipated renewal periods. These intangible assets are included in other assets on Griffin’s balance sheets.

Environmental Matters

Environmental expenditures related to land are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. There were no liabilities recorded related to environmental assessments of Griffin’s land holdings as of December 2, 2006 and December 3, 2005.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143” (“Fin No. 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. Upon adoption of Fin No. 47 in the fourth quarter of fiscal 2006, Griffin recorded the fair value of the liability for asset retirement obligations related to its long-lived assets, other than land. The conditional asset retirement obligations related principally to tobacco barns and other structures on

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies (Continued)

Griffin’s land holdings that contain asbestos, primarily in roofing materials. These structures are not currently used in Griffin’s operations and do not have any book value, therefore, the full amount of the conditional asset retirement obligation was recorded as a liability in fiscal 2006. These structures remain from the tobacco growing operations of former affiliates of Griffin. An after tax transition charge of $0.2 million was recorded for the conditional asset retirement obligation related to these structures as a cumulative effect of an accounting change in fiscal 2006.

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

Treasury Stock

Treasury stock is a reduction of stockholders’ equity on Griffin’s balance sheet and is recorded at cost.

Earnings Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The calculation of diluted net income (loss) per common share includes adjusting Griffin’s outstanding shares assuming the conversion of all potentially dilutive Griffin stock options. In fiscal 2004, diluted net income per share included adjusting Griffin’s net income to include the effect of stock options outstanding at Centaur Communications, Griffin’s equity investee, during the period of Griffin’s ownership of Centaur Communications in that fiscal year from December 1, 2003 through March 9, 2004.

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

Imperial’s inventory and sales are subject to risk from adverse weather conditions, such as drought or excessive rain. The landscape nursery business is highly seasonal, with the majority of sales occurring in the spring (Griffin’s fiscal second quarter). Adverse weather during the peak spring selling season could impact landscape nursery sales. In fiscal 2006 and fiscal 2005, Imperial shipped a relatively minor amount of product to a customer on a consignment basis, whereby Imperial was exposed to risk of inventory loss while the product was in the customers’ possession. Shipments of product on consignment may increase in the future.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies (Continued)

Griffin Land and Imperial conduct business based on periodic evaluations of their customers’ financial condition and generally do not require collateral. These evaluations require significant judgment and are based on multiple sources of information such as historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. Although no single customer of Imperial accounts for more than 10% of Imperial’s total net sales, Imperial’s ten largest customers, including several mass merchandisers, accounted for 35% of Imperial’s total net sales in fiscal 2006. Management expects that a small number of customers will continue to account for a significant portion of Imperial’s net sales over the next several years. Imperial does not have any material sales contracts with any of its customers. The loss of one of Imperial’s larger customers, or the inability to collect accounts receivable from one of Imperial’s larger customers could have an adverse effect on Imperial.

Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the fair values of Griffin’s cash equivalents and short-term investments. Cash equivalents generally consist of overnight investments that are not significantly exposed to interest rate risk, and short-term investments consist of debt instruments with maturities principally less than twelve months that are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. Griffin’s significant estimates include, among others, the allowance for doubtful accounts, the inventory reserves, classification of investments, deferred taxes, impairment of long-lived assets, revenue and gain recognition and factors used in determining stock based compensation.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

1.   Summary of Significant Accounting Policies (Continued)

SFAS No. 155 will be effective for Griffin in the first quarter of fiscal 2007 and is not expected to have an impact on Griffin's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“Fin No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. Fin No. 48 is effective for fiscal years beginning after December 15, 2006. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. For employers that have equity securities that trade in a public market, this new standard requires the recognition of the funded status of a defined benefit postretirement plan and requires disclosures as of the end of the fiscal year ending after December 15, 2006. Griffin does not have a defined benefit pension plan and its defined benefit postretirement benefit plan is unfunded and is included as a liability on Griffin’s balance sheet.

2.   Sale of Centaur Communications, Ltd.

On March 10, 2004, Griffin completed the sale of its equity investment in Centaur Communications to a newly formed company, Centaur Holdings, plc (“Centaur Holdings”). At the time of the sale, Griffin held 5,428,194 B Ordinary shares of Centaur Communications common stock, representing approximately 32% of Centaur Communications’ outstanding common stock. The sale agreement between Griffin, holders of A Ordinary shares of Centaur Communications and the holder of C Ordinary shares of Centaur Communications (collectively, the “Sellers”) and Centaur Holdings contains certain warranties. Warranty claims by Centaur Holdings must first exceed £1 million in the aggregate (approximately $2.0 million based on the foreign currency exchange rate in effect at December 2, 2006) before the Sellers are required to make any payments. The warranty period expired on September 30, 2005, except for warranties related to income taxes and pension liabilities, which expire on September 30, 2010. To date, there have not been any warranty claims made. In conjunction with this transaction, Centaur Holdings completed an initial public offering of its common stock. On June 30, 2006, Centaur Holdings changed its name to Centaur Media, plc (“Centaur Media”). Centaur Media is traded on the London Stock Exchange.

GRIFFIN LAND & NURSERIES, INC,
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

2.   Sale of Centaur Communications, Ltd. (Continued)

The consideration received by Griffin included cash proceeds of $68.9 million after transaction expenses of $1.5 million but before income tax payments. In addition to the cash proceeds, Griffin received 6,477,150 shares of Centaur Holdings common stock (representing approximately 4.4% of its newly issued outstanding common stock), which was valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings and the foreign currency exchange rate in effect at that time. In March 2004, a portion of the cash proceeds received from the sale was used to repay the entire amount outstanding ($18.4 million) under Griffin’s credit agreement.

Included in Griffin’s pretax income for fiscal 2004 is a gain on the sale of Centaur Communications of $51.1 million and a foreign currency exchange gain of $1.1 million related to the sale (see Note 10). In connection with the Centaur Communications transaction, substantially all of the stock options of Centaur Communications were exercised immediately prior to the closing of the transaction, which resulted in Griffin’s ownership being reduced from 35% to 32%. The gain of approximately $2.3 million that resulted from the dilution of Griffin’s ownership is included in the gain on the sale of that investment. Griffin’s remaining investment in Centaur Holdings was recorded based on the fair market value of that investment. At the time of the sale, approximately $5.4 million was reported as other comprehensive income, reflecting the difference, net of tax, between the estimated fair market value of Griffin’s investment in Centaur Holdings and the book value of the pro rata portion of the investment in Centaur Communications that remained as a result of receiving Centaur Holdings common stock as part of the sale proceeds.

Prior to the sale, Griffin accounted for its investment in Centaur Communications under the equity method of accounting for investments. The unaudited summarized financial data of Centaur Communications presented below were derived from consolidated financial information of Centaur Communications for the 100 day period from December 1, 2003 through March 9, 2004. Griffin’s equity income for the 100 day period from December 1, 2003 through March 9, 2004 included $101 for amortization of publishing rights. Griffin’s equity income from Centaur Communications also reflects adjustments necessary to present Centaur Communications’ results in accordance with accounting principles generally accepted in the United States of America.

From Dec. 1, 2003 through Mar. 9, 2004
Net sales	$31,972
Costs and expenses	29,753
Operating profit	2,219
Nonoperating expenses	(319)
Pretax income	1,900
Income tax provision	670
Net income	$1,230

GRIFFIN LAND & NURSERIES, INC,
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

2.   Sale of Centaur Communications, Ltd. (Continued)

A reconciliation of Centaur Communications’ net income to Griffin’s equity income as reflected on the statement of operations is as follows:

For the Period Dec. 1, 2003 through Mar. 9, 2004
Griffin’s equity share of Centaur’s net income (approximately 35%)	$429
Amortization of publishing rights	(101)
Griffin’s equity income	$328

3.   Industry Segment Information

Griffin’s reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin’s export sales and transactions between segments are not material.

	For the Fiscal Years Ended,
	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004
Net sales and other revenue
Landscape nursery product sales	$31,465	$27,661	$27,421
Real estate sales and rental revenue	21,766	14,228	13,849
	$53,231	$41,889	$41,270
Operating profit (loss)
Landscape nursery	$(2,426)	$(3,680)	$(2,152)
Real estate	6,966	2,340	826
Industry segment totals	4,540	(1,340)	(1,326)
General corporate expense	(4,206)	(3,421)	(2,668)
Operating profit (loss)	334	(4,761)	(3,994)
Gain on sale of Shemin Acquisition Corp.	—	3,235	—
Gain on sale of Centaur Communications, Ltd.	—	—	51,107
Foreign currency exchange gain	—	—	1,070
Interest expense	(2,880)	(2,392)	(2,902)
Income from interest, dividends, gains on short-term investments and other investment income	2,319	1,334	500
(Loss) income before income tax (benefit) provision, equity investment and cumulative effect of change in accounting principle	$(227)	$(2,584)	$45,781

GRIFFIN LAND & NURSERIES, INC,
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

3.   Industry Segment Information (Continued)

	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004
Identifiable assets
Landscape nursery	$42,065	$46,109	$50,330
Real estate	110,384	86,699	73,451
Industry segment totals	152,449	132,808	123,781
General corporate (consists primarily of investments)	64,166	55,842	53,109
	$216,615	$188,650	$176,890

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004
Landscape nursery	$387	$752	$729	$1,344	$1,393	$1,346
Real estate	27,761	16,212	8,642	4,140	3,894	3,293
Industry segment totals	28,148	16,964	9,371	5,484	5,287	4,639
General corporate	13	7	—	3	2	—
	$28,161	$16,971	$9,371	$5,487	$5,289	$4,639

Revenue of the real estate segment in the fiscal years ended December 2, 2006, December 3, 2005 and November 27, 2004 includes property sales revenue of $9,730, $2,565 and $3,275, respectively. Revenue of the real estate segment in the fiscal years ended December 2, 2006, December 3, 2005 and November 27, 2004 also includes other miscellaneous revenue of $85, $101 and $110, respectively. Interest expense in the fiscal years ended December 2, 2006, December 3, 2005 and November 27, 2004 includes $2,782, $2,305 and $2,365, respectively, of interest on nonrecourse mortgage loans of the real estate segment.

See Note 2 regarding the sale of Centaur Communications in fiscal 2004 and Note 9 for information on Griffin’s investment in Centaur Media.

4.   Income Taxes

The income tax (benefit) provision for fiscal 2006, fiscal 2005 and fiscal 2004 is summarized as follows:

	For the Fiscal Years Ended,
	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004
Current federal	$(2,933)	$(366)	$14,622
Current state and local	—	21	(153)
Deferred federal	2,723	(719)	641
Deferred state and local	198	(152)	11
Total income tax (benefit) provision	$(12)	$(1,216)	$15,121

In addition, in fiscal 2006, a deferred tax liability of $2,869 was included as a charge to Griffin’s other comprehensive income, in fiscal 2005, a deferred tax asset of $305 was included as a credit to Griffin’s other comprehensive loss and in fiscal 2004, a deferred tax liability of $1,818 was included as a charge to Griffin’s other comprehensive income. Both the charge for deferred taxes included in Griffin’s other

GRIFFIN LAND & NURSERIES, INC,
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

4.   Income Taxes (Continued)

comprehensive income in fiscal 2006 and the credit for deferred taxes included in Griffin’s other comprehensive loss in fiscal 2005 related to the mark to market adjustment on Griffin’s investment in Centaur Media. In fiscal 2004, such charges related to the deferred gain on the sale of Centaur Communications and the mark to market adjustment on Griffin’s investment in Centaur Media. Also in fiscal 2006, a deferred tax asset of $141 reflected the income tax related to a change in accounting principle.

Griffin recognized a current tax benefit of $1,166, $171 and $308 in fiscal years 2006, 2005 and 2004, respectively, from the exercise of employee stock options.

The reasons for the differences between the United States statutory income tax rates and the effective tax rates are shown in the following table:

	For the Fiscal Years Ended,
	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004
Tax (benefit) provision at statutory rates	$(79)	$(904)	$16,023
State and local taxes, including valuation allowance, net of federal tax effect	129	(85)	67
Decrease in valuation allowance	—	(250)	—
Dividend received deduction	(53)	—	—
Foreign tax credits and Section 78 gross-up	—	—	(2,911)
Basis difference on investment in Centaur Media	—	—	2,231
Reversal of accrued tax liability	—	—	(238)
Tax liability adjustments	(15)	—	19
Permanent items	20	17	12
Other	(14)	6	(82)
Total income tax (benefit) provision	$(12)	$(1,216)	$15,121

The 2006 income tax benefit is net of a valuation allowance recorded on certain deferred tax assets for state net operating loss carryforwards (“NOLs”) of Imperial. The effect on the income tax benefit for the valuation allowance was a charge of $192, less a federal income tax benefit of $67. The establishment of the valuation allowance reflects management’s determination that it is more likely than not that Imperial will not generate sufficient taxable income in the future to utilize the state NOLs.

The decrease in a valuation allowance in fiscal 2005 reflects the utilization of a deferred tax asset related to a write-down of Linguaphone Group, Ltd. (“Linguaphone”) recorded in a prior year as a result of the fiscal 2005 sale of Griffin’s investment in Linguaphone. The capital loss realized on the sale was utilized by reducing capital gains recognized in fiscal 2005.

The reversal of an accrual for income tax liability in fiscal 2004 reflects the favorable settlement of a tax examination of earlier years. The tax examination was made on tax returns filed by Culbro Corporation (“Culbro”), Griffin’s parent company prior to the distribution (the “Distribution”) of Griffin common stock to Culbro’s stockholders in 1997. At the time of the Distribution, Griffin assumed from Culbro the income tax accrual for unresolved tax examinations of earlier years. Under a Tax Sharing Agreement

GRIFFIN LAND & NURSERIES, INC,
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

4.   Income Taxes (Continued)

between Griffin and Culbro, Griffin remained liable after the Distribution for tax assessments related to certain items included on Culbro’s consolidated income tax returns. The Tax Sharing Agreement provided, among other things, for the allocation between Culbro and Griffin of federal, state, local and foreign tax liabilities for all periods that Griffin was a wholly-owned subsidiary of Culbro. With respect to the consolidated tax returns filed by Culbro, the Tax Sharing Agreement provides that Griffin remained liable for any amounts that Culbro would have been required to pay with respect to any deficiencies assessed through the date that the common stock of Griffin was distributed to Culbro shareholders, generally as if Griffin had filed separate tax returns.

The significant components of Griffin’s current deferred tax asset and noncurrent deferred tax liability are shown below.

	Dec. 2, 2006	Dec. 3, 2005
Deferred revenue	$1,584	$—
Inventories	1,181	1,974
Prepaid insurance	(201)	(219)
Allowance for doubtful accounts	83	117
Other	(316)	(102)
Current deferred tax asset	$2,331	$1,770

	Dec. 2, 2006	Dec. 3, 2005
Investment in Centaur Media plc	$(4,358)	$(1,513)
Real estate held for sale or lease	(4,275)	(340)
Property and equipment	(1,276)	(1,419)
Retirement benefit plans	759	638
Deferred revenue	717	768
Investment in Shemin Nurseries Holding Corp.	651	727
State net operating loss credit carryforwards	642	318
Valuation allowance	(125)	—
Conditional asset retirement obligations	141	—
Other	134	41
Noncurrent deferred tax liability	$(6,990)	$(780)

At December 2, 2006, Griffin had state net operating loss carryforwards of $17.5 million, principally in Connecticut, which will not expire for sixteen years. Management has determined that a valuation allowance is required for NOLs in certain states (other than Connecticut) related to Imperial. Realization of the tax benefits related to the Connecticut state net operating losses, which were not subject to valuation allowances, and the state effective tax rates at which those benefits will be realized is dependent upon management’s projections of future results of operations. Differences between forecasted and actual future operating results could adversely impact Griffin’s ability to realize tax benefits from those Connecticut net operating losses. Therefore, the deferred tax assets relating to Connecticut state net operating loss carryforwards could be reduced in the near term if estimates of future taxable income are reduced. Although realization of those deferred tax assets is not assured, Griffin believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize those deferred tax assets.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

4.   Income Taxes (Continued)

An examination of Griffin’s fiscal 2004 income tax return by the Internal Revenue Service is currently being performed.

5.   Long-Term Debt

Long-term debt includes:

	Dec. 2, 2006	Dec. 3, 2005
Nonrecourse mortgages:
8.54%, due, July 1, 2009	$7,681	$7,761
6.08%, due, January 1, 2013	9,042	9,244
6.30%, due, May 1, 2014	1,208	1,320
5.73%, due, July 1, 2015	20,983	12,644
8.13%, due, April 1, 2016	5,497	5,674
7.0%, due, October 1, 2017	7,139	7,273
Total nonrecourse mortgages	51,550	43,916
Capital leases	278	303
Total	51,828	44,219
Less: current portion	(1,197)	(1,060)
Total long-term debt	$50,631	$43,159

The annual principal payment requirements under the terms of the mortgages for the fiscal years 2007 through 2011 are $1,069, $1,166, $8,619, $1,214 and $1,297, respectively. The aggregate book value of land and buildings under the mortgages was $49.2 million at December 2, 2006.

On July 7, 2005, a subsidiary of Griffin completed a mortgage for $12.7 million on two of its industrial buildings. This mortgage had an interest rate of 5.46% and a ten-year term, with payments based on a thirty year amortization schedule. The mortgage is nonrecourse, however, Griffin entered into a master lease with its subsidiary for the space in the mortgaged buildings that was not leased to third-party tenants at the inception of the new mortgage (the “Initial Vacant Space”). As Griffin Land enters into approved leases for the Initial Vacant Space, the master lease between Griffin and its subsidiary on that portion of the Initial Vacant Space will be terminated. As of December 2, 2006 all of the Initial Vacant Space is leased to third parties. Griffin Land expects this master lease to be terminated when the current leases for the Initial Vacant Space have been in effect for the required time period.

On November 16, 2006, the subsidiary of Griffin that entered into the original mortgage entered into an Amended and Restated Mortgage Agreement (the “Amended Mortgage”) with the lender whereby Griffin received additional mortgage proceeds of $8.5 million and another industrial building was added as collateral under the Amended Mortgage. Including the amount outstanding under the original mortgage, the total borrowing under the Amended Mortgage was $21.0 million at the time the Amended Mortgage was completed. The Amended Mortgage has an interest rate of 5.73%, with payments based on a thirty-year amortization schedule. The term of the Amended Mortgage is the same as the original mortgage.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

5.   Long-Term Debt (Continued)

In fiscal 2004, Griffin repaid the entire amount then outstanding ($18.4 million) under its credit agreement using a portion of the cash proceeds received from the sale of Centaur Communications (see Note 2) and subsequently terminated the credit agreement, which was scheduled to expire in February 2005. Accordingly, the write off of unamortized debt issuance costs of approximately $0.3 million is included in interest expense in fiscal 2004. Also in fiscal 2004, a subsidiary of Griffin completed an amendment to its mortgage (the “2004 Mortgage Amendment”) on two industrial buildings in Windsor, Connecticut. The 2004 Mortgage Amendment provided for an additional borrowing of $1.5 million for a term of ten years at an interest rate of 6.3%. Proceeds from the additional borrowing under the 2004 Mortgage Amendment were used for capital improvements made for a major tenant in one of the buildings. The capital improvements were related to that tenant’s ten-year lease extension.

At December 2, 2006 and December 3, 2005, the fair values of Griffin’s mortgages were $54.0 million and $46.1 million, respectively. The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

Future minimum lease payments under capital leases, principally for transportation equipment, and the present value of such payments as of December 2, 2006 were:

2007	$143
2008	95
2009	42
2010	23
2011	3
Total minimum lease payments	306
Less: amounts representing interest	(28)
Present value of minimum lease payments (a)	$278

(a)           Includes current portion of $128 at December 2, 2006.

At December 2, 2006 and December 3, 2005, machinery and equipment included assets subject to capital leases amounting to $292 and $311, respectively, which is net of accumulated amortization of $402 and $359 at December 2, 2006 and December 3, 2005, respectively. Amortization expense relating to capital leases in fiscal 2006, fiscal 2005 and fiscal 2004 was $134, $138 and $143, respectively.

6.   Retirement Benefits

Savings Plan

Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the “Griffin Savings Plan”) for its employees, a defined contribution plan whereby Griffin matches 60% of each employee’s contribution, up to a maximum of 5% of base salary. Griffin’s contributions to the Griffin Savings Plan in fiscal 2006, fiscal 2005 and fiscal 2004 were $167,  $166 and $160, respectively.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

6.   Retirement Benefits (Continued)

Deferred Compensation Plan

Griffin maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Griffin’s liability under its Deferred Compensation Plan at December 2, 2006 and December 3, 2005 was $1,119 and $870, respectively. These amounts are included in other noncurrent liabilities on Griffin’s balance sheets. The expense for Griffin’s matching benefit to the Deferred Compensation Plan in fiscal 2006, fiscal 2005 and fiscal 2004 was $28, $31 and $24, respectively. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin’s general assets.

Postretirement Benefits

Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its employees. Only those employees who were employed by Griffin as of December 31, 1993 are eligible to participate in the postretirement benefits program. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s balance sheets.

Griffin’s liability for postretirement benefits, as determined by the plan’s actuary, is shown below. None of these liabilities have been funded as of December 2, 2006 and December 3, 2005.

	Dec. 2, 2006	Dec. 3, 2005
Benefit obligation at beginning of year	$752	$681
Interest cost	42	45
Service cost	29	31
Amortization of actuarial loss	—	4
Benefits paid	(9)	(9)
Benefit obligation at end of year	$814	$752

Griffin’s liability for postretirement benefits as of December 2, 2006 and December 3, 2005 is attributed to the following:

	Dec. 2, 2006	Dec. 3, 2005
Retirees	$96	$100
Fully eligible active participants	258	303
Other active participants	484	489
Unrecognized net loss from experience differences and assumption changes	(24)	(140)
Liability for postretirement benefits	$814	$752

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

6.   Retirement Benefits (Continued)

The components of Griffin’s postretirement benefits expense are as follows:

	For the Fiscal Years Ended,
	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004
Service cost	$29	$31	$32
Interest	42	45	48
Amortization of actuarial loss	—	4	9
Total expense	$71	$80	$89

An assumed health care cost trend of 9% has been utilized for the next year, with an ultimate assumed rate of 5% being reached in 2013. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost	$5	$(5)
Effect on postretirement benefit obligation	52	(45)

Discount rates of 5.65% and 5.70% were used to compute the accumulated postretirement benefit obligations at December 2, 2006 and December 3, 2005, respectively. The discount rates used are based on the Merrill Lynch Aa–Aaa 10 year bond index. Discount rates of 5.70%, 5.80% and 6.25% were used to compute the net periodic benefit expense for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

2007	$18
2008	21
2009	28
2010	29
2011	36
2012-2016	260

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

7.   Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Fiscal Years Ended,
	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004
(Loss) income before cumulative effect of change in accounting principle	$(215)	$(1,368)	$30,988
Cumulative effect of change in accounting principle, net of tax	(217)	—	—
Net (loss) income as reported for computation of basic per share results	(432)	(1,368)	30,988
Adjustment to net income for assumed exercise of options of equity investee (Centaur Communications)	—	—	(38)
Adjusted net (loss) income for computation of diluted per share results	$(432)	$(1,368)	$30,950
Weighted average shares outstanding for computation of basic per share results	5,084,000	4,980,000	4,911,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	—	197,000
Adjusted weighted average shares for computation of diluted per share results	5,084,000	4,980,000	5,108,000

(a)           Incremental shares from the assumed exercise of Griffin stock options were not included in periods where inclusion of such shares would be anti-dilutive. For the fiscal years ended December 2, 2006 and December 3, 2005 the incremental shares from the assumed exercise of stock options would have been 186,000 and 190,000 shares, respectively.

Griffin Stock Option Plan

The Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”), adopted in 1997 and subsequently amended, makes available a total of 1,250,000 options to purchase shares of Griffin common stock. The Griffin Stock Option Plan is administered by the Compensation Committee of Griffin’s Board of Directors. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options issued at market value on the date approved by the Board of Directors of Griffin. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions. None of the options outstanding at December 2, 2006 may be exercised as stock appreciation rights.

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

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

7.   Stockholders’ Equity (Continued)

There were 14,140, 6,268 and 7,218 stock options granted in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Of the options issued in fiscal 2006, 5,140 vest on the second anniversary from the date of grant and 9,000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. All the options issued in fiscal 2005 vest on the second anniversary from the date of grant. Of the options issued in fiscal 2004, 4,812 vest on the second anniversary from the date of grant and 2,406 vested at the date of grant.

The fair values of the stock options granted in fiscal 2006 were $18.38 for 5,140 options and $15.98 for 9,000 stock options. The fair values of the stock options granted during fiscal 2005 and fiscal 2004 were $11.15, and $11.59, respectively. The fair values were estimated as of the date of each grant using the Black-Scholes option-pricing model. The following assumptions were used in determining the fair values of each option:

	For the Fiscal Years Ended,
	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004
Expected volatility	40.8% to 43.3%	44.1%	48.0%
Range of risk free interest rates	5.0% to 5.1%	3.8%	3.9%
Expected option term (in years)	7 to 8.8	5	5
Dividend yield	none	none	none

In fiscal 2006, Griffin adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective method of adoption. Compensation cost is based on the estimated fair values of stock options as determined on their grant dates and is recorded over their vesting periods. Compensation cost recognized in fiscal 2006 was $124, with related tax benefits of $37, and is the same as that which would have been recognized had the recognition provisions of SFAS No.123 been applied from its effective date. The following table reflects the effect on net income (loss) and net income (loss) per share if the fair value based method had been applied to all outstanding and unvested stock options in fiscal 2005 and fiscal 2004:

	For the Fiscal Years Ended,
	Dec. 3, 2005	Nov. 27, 2004
Net (loss) income, as reported	$(1,368)	$30,988
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	(95)	(125)
Net (loss) income, pro forma	$(1,463)	$30,863
Basic net (loss) income per common share, as reported	$(0.27)	$6.31
Basic net (loss) income per common share, pro forma	$(0.29)	$6.28
Diluted net (loss) income per common share, as reported	$(0.27)	$6.06
Diluted net (loss) income per common share, pro forma	$(0.29)	$6.03

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

7.   Stockholders’ Equity (Continued)

Included in Griffin’s stock-based compensation in fiscal 2006 are the costs related to the unvested portion of certain stock option grants made in fiscal 2002 through fiscal 2006. The stock options granted prior to fiscal 2002 and certain other grants in fiscal 2003 and fiscal 2002 were fully vested as of the beginning of the 2006 fiscal year. Forfeiture rates of 0% and 30.2% were utilized based on the historical activity of the grantees including the groups in which grantees are part of, such as independent directors or employees.

A summary of the activity under the Griffin Stock Option Plan is as follows:

Vested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 29, 2003	494,093	$12.29
Exercised in 2004	(82,246)	12.16
Vested in 2004	99,227	13.51
Outstanding at November 27, 2004	511,074	12.55
Exercised in 2005	(40,442)	11.60
Vested in 2005	33,225	12.86
Outstanding at December 3, 2005	503,857	12.65
Exercised in 2006	(178,105)	10.79
Vested in 2006	21,548	16.59
Outstanding at December 2, 2006	347,300	$13.84

Range of Exercise Prices for Vested Options	Outstanding at Dec. 2, 2006	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value
$9.00-$18.00	340,082	$13.61	2.6	$1,852,995
Over $24.00	7,218	24.94	7.6	83,635
	347,300	$13.84	2.7	$1,936,630

Nonvested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 29, 2003	165,449	$13.39
Granted in 2004	7,218	24.94
Vested in 2004	(99,227)	13.51
Outstanding at November 27, 2004	73,440	14.36
Granted in 2005	6,268	25.53
Vested in 2005	(33,225)	12.86
Forfeited in 2005	(9,667)	13.70
Outstanding at December 3, 2005	36,816	17.78
Granted in 2006	14,140	31.01
Vested in 2006	(21,548)	16.59
Forfeited in 2006	(667)	14.35
Outstanding at December 2, 2006	28,741	$25.27

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

7.   Stockholders’ Equity (Continued)

Range of Exercise Prices for Nonvested Options	Outstanding at Dec. 2, 2006	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value
$9.00-$18.00	8,333	$15.33	5.3	$60,023
Over $24.00	20,408	29.33	9.2	308,196
	28,741	$25.27	8.1	$368,219

Number of option holders at December 2, 2006	19

In fiscal 2007, $98 of unrecognized compensation cost related to nonvested stock options will be recognized, $47 of unrecognized compensation cost related to nonvested stock options will be recognized in fiscal 2008 and a total of $41 of unrecognized compensation cost will be recognized in fiscal years 2009 through 2011. The total fair value of shares vested during fiscal 2006 and fiscal 2005 was $161 and $191, respectively.

8.   Operating Leases

All future minimum rental payments, principally for Griffin’s corporate headquarters, under noncancelable leases as of December 2, 2006 were:

2007	$180
2008	136
2009	1
Total minimum lease payments	$317

Total rental expense for all operating leases in fiscal 2006, fiscal 2005 and fiscal 2004 was $203, $205 and $212, respectively.

As lessor, Griffin Land’s real estate activities include the leasing of industrial, flex and office space in Connecticut. Future minimum rentals to be received under noncancelable leases as of December 2, 2006 were:

2007	$11,277
2008	8,678
2009	8,227
2010	7,747
2011	6,022
Later years	28,174
$70,125

Total rental revenue from all leases in fiscal 2006, fiscal 2005 and fiscal 2004 was $11,951, $11,562 and $10,464, respectively.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

9.   Investments

Short-Term Investments

Griffin’s short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at December 2, 2006 and December 3, 2005 and net realized and unrealized gains and losses on these investments are included in pretax income (loss). At December 2, 2006, $0.4 million of Griffin’s short-term investments were being used as security for a $0.4 million letter of credit of Griffin Land. The composition of short-term investments at December 2, 2006 and December 3, 2005 is as follows:

	Dec. 2, 2006		Dec. 3, 2005
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$14,129	$14,191	$14,728	$14,739
Federal agency coupon notes	12,289	12,440	5,834	5,878
Certificates of deposit	9,069	9,342	20,224	20,368
Total short-term investments	$35,487	$35,973	$40,786	$40,985

Income from cash equivalents, short-term investments and non-current investments for fiscal 2006, fiscal 2005 and fiscal 2004 consists of:

	For the Fiscal Years Ended,
	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004
Interest and dividend income	$653	$373	$345
Net realized gains on the sales of short-term investments	1,228	833	84
Net unrealized gains on short-term investments	287	128	71
	$2,168	$1,334	$500

Other Investment Income

In fiscal 2006, Griffin recorded $151, before taxes, as its share of the cumulative undistributed equity income from an investment in an agricultural cooperative, in which Griffin holds a 25% interest, that manufactures and sells fertilizer to its members who are growers of landscape nursery products. Annual patronage rebates from this investment have been accounted for as a reduction of the cost of landscape nursery sales. Because this investment had not been accounted for in previous periods, the cumulative effect was recorded within other investment income and is excluded from the amounts in the table above. Management believes that the amount recorded is immaterial to annual periods and expects that the results of this investment will not be significant to Griffin in future periods.

Centaur Media, plc

In addition to the cash proceeds received from the sale of Centaur Communications (see Note 2), Griffin received 6,477,150 shares of Centaur Media common stock (representing approximately 4.4% of its newly issued outstanding common stock), which was initially valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Media and the foreign

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

9.   Investments (Continued)

currency exchange rate in effect at that time. Griffin’s investment in the common stock of Centaur Media is accounted for as an available-for-sale security under SFAS No. 115. Accordingly, changes in the value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate are included, net of income taxes, in Accumulated Other Comprehensive Income (see Note 10). Dividend income of $363, $194 and $122 from Centaur Media for the fiscal years ended December 2, 2006, December 3, 2005 and November 27, 2004, respectively, are included in Griffin’s fiscal 2006, fiscal 2005 and fiscal 2004 statements of operations.

Real Estate Joint Venture

Griffin also holds an interest in a real estate joint venture whose principal asset is undeveloped land. Griffin’s investment in this real estate joint venture is $0.2 million, and it is included in other assets on Griffin’s balance sheets. On May 19, 2006, the joint venture entered into an agreement with a prospective buyer to sell all of its undeveloped land. Griffin Land’s share of the proceeds would be approximately $2.7 million, before expenses. Completion of this transaction is subject to several contingencies, including the buyer receiving governmental approvals for its proposed development on the site. There can be no assurance that this transaction will be completed under its current terms, or at all.

Shemin Acquisition Corporation

On May 31, 2005, Griffin exchanged a portion of its holdings in Shemin Acquisition for an approximate 14% equity interest in Shemin Nurseries Holding Corp. (“SNHC”), which operates a landscape nursery distribution business through a subsidiary that previously was a subsidiary of Shemin Acquisition. Griffin then completed the sale of its remaining equity interest in Shemin Acquisition, which Griffin accounted for under the cost method of accounting for investments. Griffin held approximately 14% of the outstanding common stock of Shemin Acquisition prior to these transactions at a carrying value of $4.7 million. Griffin received initial cash proceeds of $5.9 million from the sale of its remaining common stock of Shemin Acquisition and recorded a pretax gain of $3.2 million on this transaction.

On June 29, 2005, Griffin received a cash distribution of $1.5 million from SNHC. Subsequent to these transactions, SNHC paid $0.2 million to the buyer of Shemin Acquisition on behalf of Griffin for Griffin’s share of the purchase price adjustment related to the determination of Shemin Acquisition’s working capital as of the closing date of the sale. Griffin recorded this as an additional distribution from SNHC. The total distribution from SNHC of $1.7 million was recorded as a return of investment because SNHC did not have cumulative earnings from the time of Griffin’s original investment in SNHC. As a result, Griffin’s remaining investment in SNHC is $0.5 million as of December 2, 2006 and is included in other assets on Griffin’s consolidated balance sheets. Griffin accounts for its interest in SNHC under the cost method of accounting for investments.

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

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

10.   Supplemental Financial Statement Information

Related Party Transactions

Prior to the Distribution on July 3, 1997, Griffin was a wholly-owned subsidiary of Culbro. On February 27, 1997, Griffin, as lessor, and General Cigar Co., Inc. (“General Cigar”), as lessee, entered into a ten year lease for certain agricultural land in Connecticut and Massachusetts (the “Agricultural Lease”). At the time the Agricultural Lease was consummated, both Griffin and General Cigar were wholly-owned subsidiaries of Culbro. The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but has been used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar’s use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease terminates on February 27, 2007. The rent payable by General Cigar under the Agricultural Lease is approximately equal to the aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased. Griffin does not expect the Agricultural Lease to be extended, but some of the land that was leased under the Agricultural Lease may continue to be leased for farming on an annual basis. In fiscal 2006, fiscal 2005 and fiscal 2004, General Cigar made rental payments to Griffin of $48, $117 and $135, respectively, with respect to the Agricultural Lease.

In 1997, subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a ten year lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the “Commercial Lease”). Under the Commercial Lease, General Cigar made rental payments to Griffin in fiscal 2006, fiscal 2005 and fiscal 2004 of $545, $501 and $504, respectively. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease approximated market rates at the time the lease was entered into.

Deferred Revenue on Land Sales

On June 9, 2006, Griffin sold 130 acres of undeveloped land in the New England Tradeport (“Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut, for cash proceeds of $13.0 million. As provided in the terms of the contract for the sale of the land and as required under a new State Traffic Commission Certificate covering the area in Tradeport located in Windsor, certain improvements to existing roads are required. The cost of these improvements is the responsibility of Griffin, however a portion of the costs will either be reimbursed from the purchaser of the land or performed by the town. As a result of Griffin’s continuing involvement with the required improvements to the existing roads, this land sale is accounted for under the percentage of completion method. Accordingly, the revenue and the pretax gain on the sale are recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required improvements to existing roads. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.

As of December 2, 2006, approximately 60% of the total costs related to this transaction had been incurred, therefore, approximately 60% of the total revenue, or $7.9 million, and approximately 60% of the pretax gain on sale, or $5.9 million, are included in Griffin’s results of operations for the fiscal year ended December 2, 2006. The balance of the revenue and the pretax gain on sale will be recognized when the remaining costs, principally the required roadwork improvements, are incurred, which is expected to take place over the next twelve to eighteen months. Included on Griffin’s balance sheet as of December 2, 2006

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

10.   Supplemental Financial Statement Information (Continued)

is deferred revenue of approximately $5.1 million that will be recognized as the road improvements are completed. Including the pretax gain on the sale of approximately $5.9 million recognized in the fiscal year ended December 2, 2006, the total gain on this transaction is expected to be approximately $9.7 million after all revenue is recognized and all costs incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods.

On July 27, 2006, Griffin completed the sale of ten residential lots in Stratton Farms, a residential development in Suffield, Connecticut. Griffin received $1.2 million in cash at closing, with $1.0 million allocated to the land sold and $0.2 million allocated to the value of an option granting the buyer the right to purchase additional lots. As of December 2, 2006, the $0.2 million is included in deferred revenue and will be recognized as revenue in future periods when the buyer’s right to acquire additional residential lots expires. Griffin recognized a gain of $0.5 million on this sale.

Accumulated Other Comprehensive Income

Through March 10, 2004, the date Griffin’s investment in Centaur Communications was sold, accumulated other comprehensive income included the effect of translation adjustments of Griffin’s former equity investment in Centaur Communications. At the time of the sale of Centaur Communications, accumulated other comprehensive income was recorded to reflect the difference in the fair market value of the investment in Centaur Media received as part of the consideration in the sale of Centaur Communications, and the related carrying value as an available-for-sale security as of the transaction date. Subsequent to that date, changes in the fair market value of Centaur Holdings, including changes in its stock price and changes in the foreign currency exchange rate were included in accumulated other comprehensive income.

The amounts recorded in accumulated other comprehensive income are as follows:

	For the Fiscal Years Ended,
	Dec. 2, 2006	Dec. 3, 2005	Nov. 27, 2004
Balance at beginning of year	$4,659	$5,204	$271
Effect of foreign currency exchange rate changes related to equity investment in Centaur Communications, Ltd.	—	—	302
Transfer to pretax income as a result of the sale of Centaur Communications, Ltd.	—	—	(494)
Increase to record the initial investment in Centaur Media, plc, at fair market value, net of tax of $3,012	—	—	5,360
Increase (decrease) in value of Centaur Media, plc, due to exchange gain (loss), net of taxes of $814, ($350) and $197, respectively	1,500	(623)	367
Increase (decrease) in fair market value of Centaur Media, plc, net of taxes of $2,055, $45 and ($330), respectively	3,783	78	(602)
Balance at end of year	$9,942	$4,659	$5,204

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

Inventories

Inventories consist of:

	Dec. 2, 2006	Dec. 3, 2005
Nursery stock	$29,415	$32,993
Materials and supplies	2,372	2,352
	31,787	35,345
Reserves	(1,208)	(2,161)
	$30,579	$33,184

Although all inventories are classified as a current asset based upon industry practice, approximately $14.5 million of the inventory at December 2, 2006 is not currently expected to be sold within twelve months of the balance sheet date.

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	Dec. 2, 2006	Dec. 3, 2005
Land		$674	$674
Land improvements	10 to 20 years	5,478	5,456
Buildings and improvements	10 to 40 years	3,060	3,057
Machinery and equipment	3 to 20 years	17,231	17,005
		26,443	26,192
Accumulated depreciation		(17,299)	(16,120)
		$9,144	$10,072

Total depreciation expense related to property and equipment in fiscal 2006, fiscal 2005 and fiscal 2004 was $1,425, $1,466 and $1,425, respectively.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

10.   Supplemental Financial Statement Information (Continued)

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		December 2, 2006
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,720	$6,396	$8,116
Land improvements	15 years	12	5,614	5,626
Buildings and improvements	10 to 40 years	—	81,857	81,857
Tenant improvements	Shorter of useful life or terms of related lease	—	9,034	9,034
Development costs		7,179	12,056	19,235
		8,911	114,957	123,868
Accumulated depreciation		—	(22,324)	(22,324)
		$8,911	$92,633	$101,544

		December 3, 2005
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,866	$4,513	$6,379
Land improvements	15 years	—	5,060	5,060
Buildings and improvements	10 to 40 years	—	62,438	62,438
Tenant improvements	Shorter of useful life or terms of related lease	—	9,044	9,044
Development costs		5,356	10,728	16,084
		7,222	91,783	99,005
Accumulated depreciation		—	(19,990)	(19,990)
		$7,222	$71,793	$79,015

The increase in real estate held for lease in fiscal 2006 includes the acquisition of an approximately 308,000 square foot warehouse facility for $13.5 million.

Griffin capitalized interest in fiscal 2006, fiscal 2005 and fiscal 2004 of $195, $296 and $27, respectively. Total depreciation expense related to real estate held for sale or lease in fiscal 2006, fiscal 2005 and fiscal 2004 was $3,529, $2,788 and $2,562, respectively.

Intangible Assets

Griffin’s intangible assets relate to the fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings. Prior to the acquisition, Griffin held a 30% interest in the joint venture.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

10.   Supplemental Financial Statement Information (Continued)

The intangible assets consist of the values of above-market and below-market leases, in-place leases and tenant relationships. At December 2, 2006 and December 3, 2005, intangible assets of $680 and $877, respectively, net of accumulated amortization of $772 and $635, respectively, are included in other assets on Griffin’s balance sheets. Amortization expense in fiscal 2006, fiscal 2005 and fiscal 2004 was $221, $759 and $391, respectively. The higher amortization expense in fiscal 2005, as compared to the two other fiscal years presented, reflects the accelerated amortization of certain intangible assets as a result of the early termination of a lease in that year. Estimated amortization expense over each of the next five fiscal years is $105, $72, $72, $72, and $72.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	Dec. 2, 2006	Dec. 3, 2005
Trade payables	$3,101	$1,910
Accrued salaries, wages and other compensation	1,628	766
Accrued construction costs	1,291	1,738
Retainage	591	645
Other accrued liabilities	1,202	1,132
	$7,813	$6,191

Foreign Currency Exchange Contract

In connection with the sale of Centaur Communications, Griffin entered into a foreign currency exchange forward contract on February 27, 2004. The contract hedged the currency fluctuation of British Sterling between the time the agreement on the sale of Centaur Communications was executed (February 27, 2004) and the date the transaction was closed (March 10, 2004). Griffin’s obligation under the contract was fulfilled with the proceeds from the sale of Centaur Communications. As a result of the contract, the exchange rate of the proceeds was higher than the prevailing exchange rate at the time the transaction was completed. Accordingly, Griffin reported a foreign currency exchange gain of $1.1 million in fiscal 2004 related to the sale of its investment in Centaur Communications.

Supplemental Cash Flow Information

Griffin incurred capital lease obligations in fiscal 2006, fiscal 2005 and fiscal 2004 of $116, $121 and $219, respectively.

Accounts payable and accrued liabilities related to additions to real estate held for sale or lease decreased by $501 in fiscal 2006 and increased by $174 in fiscal 2005.

In fiscal 2006, Griffin received, as consideration for the exercise of employee stock options, 32,920 shares of its common stock. Also in fiscal 2006, Griffin received 12,126 shares of its common stock from an employee in payment for required income tax withholdings of $351 related to the exercise of stock options. The common stock received is included in Treasury Stock on Griffin’s consolidated balance sheet as of December 2, 2006 and Griffin’s payment of $351 for required income tax withholdings is included in cash provided by operating activities in Griffin’s consolidated statement of cash flows for fiscal 2006.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

10.   Supplemental Financial Statement Information (Continued)

In fiscal 2006 and fiscal 2005, Griffin received income tax refunds, net of income tax payments, of $834 and $664, respectively. In fiscal 2004, Griffin made income tax payments of $15,968. Interest payments, net of capitalized interest, were $2,796, $2,325 and $2,499 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

11.   Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data are presented below:

2006 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$3,689	$24,593	$17,697	$7,252	$53,231
Gross profit	454	3,076	7,340	1,421	12,291
(Loss) income before cumulative effect of change in accounting principle	(1,502)	(333)	2,599	(979)	(215)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(217)	(217)
Net (loss) income	(1,502)	(333)	2,599	(1,196)	(432)
Earnings per share:
Basic:
(Loss) income before cumulative effect of change in accounting principle	(0.30)	(0.07)	0.51	(0.19)	(0.04)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.04)	(0.04)
Net (loss) income	(0.30)	(0.07)	0.51	(0.23)	(0.08)
Diluted:
(Loss) income before cumulative effect of change in accounting principle	(0.30)	(0.07)	0.49	(0.19)	(0.04)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.04)	(0.04)
Net (loss) income	(0.30)	(0.07)	0.49	(0.23)	(0.08)

2005 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$3,329	$20,707	$9,049	$8,804	$41,889
Gross profit	474	4,054	723	749	6,000
Net (loss) income	(1,441)	374	716	(1,017)	(1,368)
Earnings per share:
Basic:
Net (loss) income	(0.29)	0.08	0.14	(0.20)	(0.27)
Diluted:
Net (loss) income	(0.29)	0.07	0.14	(0.20)	(0.27)

The fiscal 2006 third quarter includes revenue of $7.8 million and a pretax gain of $5.8 million from the sale of approximately 130 acres of undeveloped land in New England Tradeport by Griffin’s real estate business.

GRIFFIN LAND & NURSERIES, INC.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands unless otherwise noted, except per share data)

11.   Quarterly Results of Operations (Unaudited) (Continued)

The fiscal 2005 third quarter includes a pretax gain of $3.2 million from the sale of Shemin Acquisition Corp. The fiscal 2005 fourth quarter includes a charge of $1.7 million in the landscape nursery business for unsaleable inventories and the write down of certain inventories to their net realizable values.

The sum of the four quarters earnings per share data does not equal the annual earnings per share data due to the requirement that each period be calculated separately.

The landscape nursery business is highly seasonal, with net sales peaking in the spring, which is included in Griffin’s second quarter.

12.   Commitments and Contingencies

As of December 2, 2006, there is a $0.4 million collateralized letter of credit outstanding, issued by Griffin Land in favor of the town of Suffield, Connecticut, that ensures Griffin Land’s performance in completing certain infrastructure for Griffin Land’s residential development, Stratton Farms. The letter of credit is collateralized by short-term investments of $0.4 million.

As of December 2, 2006, Griffin had committed purchase obligations of $8.6 million, principally for construction of a new industrial building at Griffin Land, tenant improvement work related to new leases in Griffin Land’s industrial and office buildings and for the purchase of raw materials by Imperial.

As of December 2, 2006, Griffin Land is a party to several purchase agreements whereby Griffin Land will sell certain land holdings to third parties. The completion of certain of these transactions are subject to buyers completing their due diligence on the properties to be acquired or the buyers’ proposed development plans receiving approval from governmental authorities. There can be no assurance that these proposed transactions will be completed under their present terms, or at all.

On January 31, 2007, Griffin announced that its board of directors had authorized a program to repurchase, from time to time, up to 150,000 shares of its outstanding common stock.  The repurchases, if and when made, will be done through private transactions and are expected to commence early in the fiscal 2007 second quarter.  The plan to repurchase does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion.  Based on the market price of its common stock at the time the repurchase plan was announced, if the total authorized number of shares are repurchased, Griffin will expend approximately $5.0 million.

On February 8, 2007, a legal services organization filed a lawsuit against Griffin and an independent farm labor contractor claiming that certain individuals, who were employed by the independent farm labor contractor that was engaged by Imperial, were not paid sufficient wages as required by state and federal laws and that Griffin is liable for the acts of omission of the contractor as a joint employer.  The lawsuit also includes other causes of action against the independent farm labor contractor and Griffin related to this issue, as well as causes of action under the Migrant and Seasonal Agricultural Protection Act, RICO causes of action, and other related state claims. Griffin and its legal counsel believe the claims, as they relate to Griffin, are without merit.

Griffin is involved, as a defendant, in other various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin’s consolidated financial position, results of operations or cash flows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors of Griffin Land & Nurseries, Inc.:

We have completed an integrated audit of Griffin Land & Nurseries, Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 2, 2006, and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries at December 2, 2006 and December 3, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 2, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for conditional asset retirement obligations and share based compensation in fiscal year 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 2, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 2, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Hartford, Connecticut
February 15, 2007

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting:   There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures:   The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. The Company’s principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting:   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of December 2, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management of the Company has concluded that, as of December 2, 2006, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited management’s assessment of the Company’s internal control over financial reporting as of December 2, 2006, as stated in their report included herein.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the information called for in this Item 10:

Name	Age	Position
Edgar M. Cullman	89	Chairman of the Board and Director
Frederick M. Danziger	66	President, Chief Executive Officer and Director
Anthony J. Galici	49	Vice President, Chief Financial Officer and Secretary
Winston J. Churchill, Jr.	66	Director
David M. Danziger	40	Director
Thomas C. Israel	62	Director
Alan Plotkin	61	Director
David F. Stein	66	Director
Gregory M. Schaan	49	President and Chief Executive Officer, Imperial Nurseries, Inc.

Edgar M. Cullman has been the Chairman of the Board of Griffin since April 1997. He was Chairman of the Board of General Cigar Holdings, Inc., from December 1996 through April 2005, when it was sold. From 1962 to 1996 he served as Chief Executive Officer of Culbro Corporation. Mr. Cullman served as a Director of Culbro Corporation from 1961 until 1997 and was Chairman of Culbro Corporation from 1975 until 1997. Mr. Cullman is a Director of Bloomingdale Properties, Inc. and was a Director of Centaur Communications, Ltd. through March 9, 2004. Mr. Cullman is a Managing member of Culbro LLC. Edgar M. Cullman is the father-in-law of Frederick M. Danziger and the grandfather of David M. Danziger.

Frederick M. Danziger has been a Director and the President and Chief Executive Officer of Griffin since April 1997, and was a Director of Culbro Corporation from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Frederick M. Danziger was Of Counsel to the law firm of Latham & Watkins from 1995 until 1997. From 1974 until 1995, Mr. Frederick M. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Frederick M. Danziger also is a Director of Monro Muffler Brake, Inc. and Bloomingdale Properties, Inc. and was a Director of Centaur Communications, Ltd. through March 9, 2004. Frederick M. Danziger is the son-in-law of Edgar M. Cullman and the father of David M. Danziger.

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

David M. Danziger has been a Director of Griffin since May 2006. He is also a director of Doral Bank, NY FSB and was an Executive Vice President of General Cigar Holdings, Inc. from January 1999 through April 2005. Mr. David M. Danziger is a Managing member of Culbro LLC. David M. Danziger is the son of Frederick M. Danziger and the grandson of Edgar M. Cullman.

Thomas C. Israel has been a Director of Griffin since July 2000. Mr. Israel was a Director of Asbury Automotive Group, Inc. from 2003 through 2005. Mr. Israel was a Director of Culbro Corporation

from 1989 until 1997 and a Director of General Cigar Holdings, Inc. from December 1996 until May 2000. Mr. Israel is Chairman of A.C. Israel Enterprises, Inc., an investment company.

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

Code of Ethics

Griffin has adopted a Code of Ethics that applies to all of its directors, officers and employees including its principal executive officer and principal financial officer. In the event that Griffin makes any amendment to, or grants any waiver of, a provision of the code of ethics that applies to its principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, Griffin intends to disclose such amendment or waiver and the reasons for the amendment or waiver. A copy of Griffin’s Code of Ethics is available without charge upon written request to: Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020, attn: Corporate Secretary.

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

Nominating Committee

Griffin’s Nominating Committee consists of Thomas C. Israel, Chairman, Winston J. Churchill, Jr. and David F. Stein. All of the members of the Nominating Committee are independent. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Nominating Committee believes such a policy is not necessary in that it will consider nominees based on a nominee’s qualifications, regardless of whether the nominee is recommended by stockholders. The Nominating Committee does not have a charter. The Nominating Committee met once in fiscal 2006 and recommended that David M. Danziger stand for election to Griffin’s board of directors at Griffin’s 2006 Annual Meeting of Stockholders.

Communication with the Board or Nominating Committee

Stockholders who wish to communicate with the Board of Directors or the Nominating Committee should address their communications to Thomas C. Israel, Chairman of the Nominating Committee, via

first class mail, at Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for Mr. Danziger, Griffin’s President and Chief Executive Officer and Mr. Galici, Griffin’s Vice President, Chief Financial Officer and Secretary (the “Named Executive Officers”), as well as the total compensation paid by Griffin during 2006, 2005 and 2004 to the Named Executive Officers.

Summary Compensation Table

						Long Term
						Compensation
						Awards
						Securities
	Annual Compensation				Other Annual	Underlying
Name and Principal Position	Year	Salary	Bonus		Compensation (1)	Options
Frederick M. Danziger	2006	$478,077	$100,000	(2)	$14,626	—
President and Chief Executive Officer	2005	$458,846	$450,000		$14,052	—
	2004	$444,038	—		$13,611	—
Anthony J. Galici	2006	$236,298	$40,000	(2)	$15,664	—
Vice President, Chief Financial Officer	2005	$224,492	$150,000		$15,200	—
and Secretary	2004	$217,592	—		$14,990	—

(1)          Amounts shown under Other Annual Compensation include matching contributions made by Griffin under its 401(k) Savings Plan and its Deferred Compensation Plan, and other miscellaneous cash benefits, but do not include funding for or receipt of retirement plan benefits. No Executive Officer who would otherwise have been includable in such table resigned or terminated employment during fiscal 2006, fiscal 2005 or fiscal 2004.

(2)          Also received a bonus payment in fiscal 2007 related to fiscal 2006.

There were no awards of restricted stock or payouts pursuant to long-term incentive compensation plans made to any Named Executive Officer in fiscal 2006, fiscal 2005 or fiscal 2004. There were no stock options granted to any Named Executive Officer in fiscal 2006, fiscal 2005 or fiscal 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities
			Underlying Options Held		Value of Unexercised
			at		In-the-Money Options at
	Shares Acquired	Value	Fiscal Year End		Fiscal Year End (1)
Name	On Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick M. Danziger	65,000	$930,313	165,000	—	$2,940,188	$—
Anthony J. Galici	1,206	$25,952	47,500	—	$853,248	$—

(1)          The amounts presented in this column have been calculated based upon the difference between the fair market value of $31.20 per share (the average of the high and low prices of Griffin’s Common Stock on December 1, 2006) and the exercise price of each stock option.

Compensation of Directors

Members of the Board of Directors who are not employees of Griffin receive $15,000 per year and $750 for each Board and Committee meeting attended. The chairmen of the Audit, Compensation and

Nominating Committees each receive an additional $5,000 per year. In 2006, members of the Audit Committee each received an additional $5,000 as additional compensation related to increased responsibilities for the adoption of certain provisions of the Sarbanes-Oxley Act. The 1997 Stock Option Plan, as amended, provides that non-employee Directors who are not members of the Cullman & Ernst Group (as defined in Note 2 of Item 12 of this Report) annually receive options exercisable for shares of Common Stock at an exercise price that is the market price at the time of grant. Under the 1997 Stock Option Plan, as amended, the number of shares, subject to options, granted to non-employee Directors upon their reelection to the Board of Directors is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2006, Griffin granted Mr. Churchill, Jr., Mr. Israel, Mr. Plotkin and Mr. Stein each options exercisable for 1,285 shares of Common Stock at the time of their reelection to the Board of Directors. Griffin expects to grant additional options to Messrs. Churchill, Jr., Israel, Plotkin and Stein in 2007 consistent with the 1997 Stock Option Plan, as amended.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has been an officer or employee of Griffin. None of Griffin’s executive officers have served as a director or member of the compensation committee of any entity whose executive officers served as a director of Griffin or member of Griffin’s Compensation Committee. Messrs. Edgar M. Cullman and Frederick M. Danziger are members of the Board of Directors of Bloomingdale Properties, of which Mr. John L. Ernst is Chairman and President and other members of the Cullman & Ernst Group are associated. Mr. Danziger also serves as trustee of the retirement plan for Bloomingdale Properties.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of December 2, 2006.

Name and Address (1)	Shares Beneficially Owned (2)	Percent of Total
Edgar M. Cullman (3)	927,342	16.9
Edgar M. Cullman, Jr. (3)	936,488	17.1
Louise B. Cullman (3)	796,775	14.5
Susan R. Cullman (3)	992,399	18.1
David M. Danziger (3)	66,768	1.2
Frederick M. Danziger (3)	481,274	8.8
Lucy C. Danziger (3)	794,680	14.5
John L. Ernst (3)	416,721	7.6
Winston J. Churchill, Jr. SCP Partners 1200 Liberty Ridge Dr., Suite 300 Wayne, PA 19087	57,841	1.1
Thomas C. Israel Ingleside Investors 12 East 49th Street New York, NY 10017	27,653	*
Alan Plotkin Law Offices of Alan Plotkin 12 East 49th Street New York, NY 10017	2,406	*
David F. Stein J & W Seligman & Co. 100 Park Avenue New York, NY 10017	54,858	1.0
Anthony J. Galici Griffin Land & Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	56,413	1.0
B. Bros. Realty LLC (4)	233,792	4.3
Gabelli Funds, Inc. et al (5) Gabelli Funds, Inc. One Corporate Center Rye, NY 10580	1,589,468	29.0
All directors and officers collectively, consisting of 7 persons (6)	2,024,508	36.9

*                    Less than 1%

(1)          Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, NY 10022.

(2)          This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the “Commission”). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days granted pursuant to the 1997 Stock Option Plan, as amended. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of December 2, 2006, a group (the “Cullman and Ernst Group”) consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of 2,498,167 shares of Common Stock (approximately 48.67% of the outstanding shares of Common Stock). Among others, Edgar M. Cullman, Edgar M. Cullman, Jr., John L. Ernst and Frederick M. Danziger (who is a member of the Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable to third parties under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group’s holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Louise B. Cullman is the wife of Edgar M. Cullman; Edgar M. Cullman, Jr., is the son of Edgar M. Cullman and Louise B. Cullman; Susan R. Cullman and Lucy C. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman; Lucy C. Danziger is the wife of Frederick M. Danziger; and David M. Danziger is the son of Frederick M. Danziger and Lucy C. Danziger.

(3)          Included within the shares shown as beneficially owned by Edgar M. Cullman are 866,204 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by John L. Ernst are 411,321 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Frederick M. Danziger are 209,778 shares in which he holds shared investment and/or voting power. Included within the shares shown as beneficially owned by Edgar M. Cullman, Jr., are 715,146 shares in which he holds shared investment and/or voting power; included with the shares owned by Louise B. Cullman are 743,365 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Susan R. Cullman are 904,634 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Lucy C. Danziger are 728,358 shares in which she holds shared investment and/or voting power; and included within the shares shown as beneficially owned by David M. Danziger are 17,460 shares in which he holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Messrs. Edgar M. Cullman, Frederick M. Danziger, David M. Danziger and John L. Ernst disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the information of stockholders, attention is called to the following transactions between Griffin and other parties in which the persons mentioned below might have had a direct or indirect interest.

Messrs. Edgar M. Cullman, and Frederick M. Danziger are members of the Board of Directors of Bloomingdale Properties, Inc. (“Bloomingdale Properties”) of which other members of the Cullman & Ernst Group are associated. Real estate management and advisory services have been provided to Griffin by John Fletcher, an employee of Bloomingdale Properties, for which Mr. Fletcher receives compensation at a rate of approximately $50,000 per year.

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

Prior to the distribution of the common stock of Griffin to Culbro stockholders in 1997 (the “Distribution”), Griffin, as lessor, and General Cigar Co., Inc. (“General Cigar”), a wholly-owned subsidiary of GC Holdings, as lessee, entered into a ten year lease for certain agricultural land in Connecticut and Massachusetts (the “Agricultural Lease”). The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long term, but has been used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar’s use of the land was limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease terminates on February 27, 2007. Griffin does not expect the Agricultural Lease to be extended, but some of the land that was leased under the Agricultural Lease may continue to be leased for farming on an annual basis. In fiscal 2006, fiscal 2005 and fiscal 2004, General Cigar made rental payments of $48,000,  $117,000 and $135,000, respectively, to Griffin with respect to the Agricultural Lease.

In late 1997, Griffin, as lessor, and General Cigar, as lessee, entered into a ten-year lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the “Commercial Lease”). In fiscal 2006, fiscal 2005 and fiscal 2004 General Cigar made rental payments to Griffin of $545,000, $501,000 and $504,000, respectively, under the Commercial Lease. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease approximated market rates at the time the lease was entered into.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees incurred by Griffin from PricewaterhouseCoopers LLP for professional services rendered for fiscal 2006 and fiscal 2005:

	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit fees	$1,060,000	$617,000
Audit-related fees	21,000	41,000
Tax fees	72,000	62,000
All other	—	—
	$1,153,000	$720,000

Audit fees consist of fees incurred for professional services rendered for the audit of Griffin’s consolidated financial statements and for the review of Griffin’s interim consolidated financial statements. Audit fees in fiscal 2006 include approximately $96,000 for final billings associated with the fiscal year 2005 audit. Audit-related fees include fees incurred for professional services rendered for the audit of Griffin’s Savings Plan. Tax fees consist of fees incurred for professional services relating to tax compliance, tax reporting and tax planning. The increase in audit fees in fiscal 2006 as compared to fiscal 2005 principally reflects Griffin’s compliance with Section 404 of the Sarbanes-Oxley Act. There were no consulting fees paid to PricewaterhouseCoopers LLP in fiscal 2006 and fiscal 2005.

The Audit Committee’s policy is to pre-approve all audit, audit-related and tax services to be provided by the independent registered public accountants. During fiscal 2006, Griffin’s Audit Committee pre-approved all audit, audit-related and tax services. The Audit Committee has considered the non-audit services provided by PricewaterhouseCoopers LLP and determined that the services provided were compatible with maintaining the independence of PricewaterhouseCoopers LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements of Griffin Land & Nurseries, Inc. See Item 8.
Consolidated Statements of Operations for the Fiscal Years Ended December 2, 2006, December 3, 2005 and November 27, 2004
Consolidated Balance Sheets as of December 2, 2006 and December 3, 2005
Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended December 2, 2006, December 3, 2005 and November 27, 2004
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 2, 2006, December 3, 2005 and November 27, 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a) (2) Financial Statement Schedules
II—Valuation and Qualifying Accounts and Reserves	S-1
III—Real Estate and Accumulated Depreciation	S-2/S-3
(a) (3) Exhibits

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
10.31

Guaranty Agreement as of July 6, 2005 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-Q dated May 28, 2005 filed on November 2, 2005)

10.32

Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company, filed herewith

10.33	Amended and Restated Promissory Note dated November 16, 2006, filed herewith
10.34	Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company, filed herewith
14	Griffin Land & Nurseries, Inc. Code of Ethics (incorporated by reference to Form 10-K dated November 29, 2003, filed February 25, 2004)
21	Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes Oxley Act of 2002, filed herewith
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 15, 2007.

BY:	/s/ FREDERICK M. DANZIGER
Frederick M. Danziger
President and Chief Executive Officer
BY:	/s/ ANTHONY J. GALICI
Anthony J. Galici
Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of February 15, 2007.

Name	Title
/s/ WINSTON J. CHURCHILL, JR.	Director
Winston J. Churchill, Jr.
/s/ EDGAR M. CULLMAN	Chairman of the Board and Director
Edgar M. Cullman
/s/ DAVID M. DANZIGER	Director
David M. Danziger
/s/ FREDERICK M. DANZIGER	Director, President and Chief Executive Officer
Frederick M. Danziger
/s/ ANTHONY J. GALICI	Vice President, Chief Financial Officer and Secretary
Anthony J. Galici
/s/ THOMAS C. ISRAEL	Director
Thomas C. Israel
/s/ ALAN PLOTKIN	Director
Alan Plotkin
/s/ DAVID F. STEIN	Director
David F. Stein

Schedule II-Valuation and Qualifying Accounts and Reserves
(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For fiscal year ended December 2, 2006
Reserves:
Uncollectible accounts - trade	$311	$87	$12	$267	(1)	$143
Inventories	2,161	787	71	1,811	(2)	1,208
Valuation allowance on deferred tax asset	—	192	—	—		192
For fiscal year ended December 3, 2005
Reserves:
Uncollectible accounts - trade	$188	$281	$8	$166	(1)	$311
Inventories	649	3,078	20	1,586	(2)	2,161
Investment in Linguaphone Group, Ltd.	2,421	—	—	2,421		—
Valuation allowance on deferred tax asset	250	—	—	250		—
For fiscal year ended November 27, 2004
Reserves:
Uncollectible accounts - trade	$149	$68	$10	$39	(1)	$188
Inventories	305	1,149	62	867	(2)	649
Investment in Linguaphone Group, Ltd.	2,421	—	—	—		2,421
Valuation allowance on deferred tax asset	250	—	—	—		250

Notes:

(1)          Accounts receivable written off or reclassified.

(2)          Inventories disposed.

Schedule III—Real Estate and Accumulated Depreciation
December 2, 2006
(dollars in thousands)

					Cost
					Capitalized	Gross Amount
			Initial Cost		Subsequent	at December 2, 2006

				Bldg. &	to Acquisition		Land	Bldg & Bldg.	Tenant	Development		Accumulated	Date of	Date of	Depr.
Description	Encumbrances		Land	Improve.	Improvements	Land	Improvements	Improvements	Improvements	Cost	Total	Depreciation	Construction	Acquisition	Life
Real Estate Held for Sale
Undeveloped Land	$ —		$ 1,393	$ —	$ 12	$ 1,393	$ 12	$ —	$ —	$ —	$ 1,405	$ —
Residential Development
Simsbury, CT	—		263	—	4,518	263	—	—	—	4,518	4,781	—
Residential Development
Suffield, CT	—		64	—	2,160	64	—	—	—	2,160	2,224
Other	—		—	—	501	—	—	—	—	501	501	—
Subtotal	$ —		$ 1,720	$ —	$ 7,191	$ 1,720	$ 12	$ —	$ —	$ 7,179	$ 8,911	$ —
Real Estate Held for Lease
Undeveloped Land	$ —		$ 1,630	$ —	$ —	$ 1,630	$ —	$ —	$ —	$ —	$ 1,630	$ —
Manchester, CT
Industrial Building	—		1,876	11,712	24	1,876	4	11,712	—	20	13,612	(82)		2006	40 yrs.
New England Tradeport Windsor/E. Granby, CT
Development Costs	—		968	—	4,559	968	—	—	—	4,559	5,527	—
Industrial Buildings	7,681		8	—	4,016	8	465	3,467	82	2	4,024	(2,379)	1978		40 yrs.
Industrial Building	—	(a)	4	1,722	421	4	340	1,780	23	—	2,147	(1,200)	1982	1989	40 yrs.
Industrial Building	—	(a)	9	—	4,052	9	313	3,372	367	—	4,061	(1,272)	1998		40 yrs.
Industrial Building	7,139		12	—	8,127	12	338	5,077	2,712	—	8,139	(2,453)	1999		40 yrs.
Industrial Building	1,208	(a)	7	—	3,234	7	4	3,013	217	—	3,241	(619)	2001		40 yrs.
Industrial Building	20,983		13	—	5,584	13	18	4,938	628	—	5,597	(617)	2003		40 yrs.
Industrial Building	—	(a)	15	—	9,029	15	—	7,513	1,516	—	9,044	(673)	2005		40 yrs.
Industrial Building	—	(a)	16	—	7,495	16	1	6,783	711	—	7,511	(291)	2006		40 yrs.
Industrial Building	—		—	—	5,431	—	—	—	—	5,431	5,431	—	2006		40 yrs.
Griffin Center Windsor, CT
Undeveloped portion	—		493	—	1,428	493	—	—	—	1,428	1,921	—
Industrial Building	5,497		19	—	8,164	19	107	8,057	—	—	8,183	(1,175)	2001		40 yrs.
Restaurant	—		1	—	1,410	1	207	1,203	—	—	1,411	(963)	1983		40 yrs.
Office Building	—		17	—	5,810	17	413	4,246	1,151	—	5,827	(624)	2002		40 yrs.
Office Buildings	9,042		1,193	7,958	753	1,193	657	7,117	937	—	9,904	(1,967)	1982/1987	2003	40 yrs.
Griffin Center South Bloomfield, CT
Undeveloped portion	—		42	—	214	42	—	—	—	214	256	—
Office Building	—		5	—	3,435	5	539	2,421	195	280	3,440	(1,898)	1977		40 yrs.
Office Building	—		4	—	1,993	4	258	1,735	—	—	1,997	(1,100)	1985		40 yrs.
Office Building	—		2	—	1,914	2	376	1,384	154	—	1,916	(878)	1988		40 yrs.
Office Building	—		2	—	1,640	2	189	1,325	126	—	1,642	(789)	1989		40 yrs.
Industrial Building	—		1	—	742	1	83	659	—	—	743	(384)	1988		40 yrs.
Office Buildings	—		10	—	3,340	10	143	2,981	215	1	3,350	(1,457)	1991		40 yrs.
Office Building	—		9	—	3,199	9	4	3,074	—	121	3,208	(461)	2001		40 yrs.
Other	—		40	—	1,155	40	1,155	—	—	—	1,195	(1,042)
Subtotal	51,550		6,396	21,392	87,169	6,396	5,614	81,857	9,034	12,056	114,957	(22,324)
	$ 51,550		$ 8,116	$ 21,392	$ 94,360	$ 8,116	$ 5,626	$ 81,857	$ 9,034	$ 19,235	$ 123,868	$ (22,324)

(a)                 Building included in above mortgage.

Schedule III-Real Estate and Accumulated Depreciation (continued)
(dollars in thousands)

Fiscal year ended December 2, 2006

	Cost	Reserve
Balance at beginning of year	$99,005	$(19,990)
Changes during the year:
Additions to real estate assets	27,656	—
Additions to reserve charged to costs and expense	—	(3,529)
Cost of sales	(2,793)	1,195
Balance at end of year	$123,868	$(22,324)

Fiscal year ended December 3, 2005

	Cost	Reserve
Balance at beginning of year	$83,853	$(17,564)
Changes during the year:
Additions to real estate assets	16,121	—
Additions to reserve charged to costs and expense	—	(2,788)
Cost of sales	(969)	362
Balance at end of year	$99,005	$(19,990)

Fiscal year ended November 27, 2004

	Cost	Reserve
Balance at beginning of year	$78,459	$(15,010)
Changes during the year:
Additions to real estate assets	8,550	—
Additions to reserve charged to costs and expense	—	(2,562)
Cost of sales	(3,156)	8
Balance at end of year	$83,853	$(17,564)