Form 10-Q
period 2007-03-03
GRIFFIN LAND & NURSERIES INC
filed 2007-04-12
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 3, 2007

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

---
Number of shares of Common Stock outstanding at March 30, 2007: 5,135,663

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 Weeks Ended March 3, 2007 and March 4, 2006	3

		Consolidated Balance Sheets (unaudited)
		March 3, 2007 and December 2, 2006	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		13 Weeks Ended March 3, 2007 and March 4, 2006	5

		Consolidated Statements of Cash Flows (unaudited)
		13 Weeks Ended March 3, 2007 and March 4, 2006	6

		Notes to Consolidated Financial Statements (unaudited)	7-17

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	18-25

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	25

	ITEM 4	Controls and Procedures	26

PART II -		OTHER INFORMATION

	ITEM 1	Legal Proceedings	26-27

	ITEM 1A	Risk Factors	28

	ITEMS 2-5	Not Applicable

	ITEM 6	Exhibits	28-30

		SIGNATURES	31

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,
	March 3, 2007	March 4, 2006
Landscape nursery net sales	$567	$675
Rental revenue and property sales	4,019	3,014
Total revenue	4,586	3,689

Costs of landscape nursery sales	625	682
Costs related to rental revenue and property sales	2,772	2,553
Total costs of goods sold	3,397	3,235

Gross profit	1,189	454
Selling, general and administrative expenses	2,938	2,496
Operating loss	(1,749)	(2,042)
Interest expense	(738)	(765)
Investment income	427	398
Loss before income tax benefit	(2,060)	(2,409)
Income tax benefit	(772)	(907)
Net loss	$(1,288)	$(1,502)

Basic net loss per common share	$(0.25)	$(0.30)
Diluted net loss per common share	$(0.25)	$(0.30)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	Mar. 3, 2007	Dec. 2, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,882	$2,265
Short-term investments, net	28,662	35,973
Accounts receivable, less allowance of $104 and $143	1,676	2,559
Inventories, net	35,145	30,579
Deferred income taxes	2,335	2,331
Other current assets	6,818	7,226
Total current assets	76,518	80,933
Real estate held for sale or lease, net	103,050	101,544
Property and equipment, net	8,996	9,144
Investment in Centaur Media, plc	18,252	18,592
Other assets	6,998	6,402
Total assets	$213,814	$216,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,241	$1,197
Deferred revenue	5,976	6,245
Accounts payable and accrued liabilities	7,286	7,813
Total current liabilities	14,503	15,255
Long-term debt	50,341	50,631
Deferred income taxes	6,511	6,990
Other noncurrent liabilities	4,316	4,125
Total liabilities	75,671	77,001

Commitments and contingencies (Note 8)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,177,709 shares issued and 5,132,663 shares
outstanding	52	52
Additional paid-in capital	98,586	98,549
Retained earnings	31,089	32,377
Accumulated other comprehensive income, net of tax	9,722	9,942
Treasury stock, at cost, 45,046 shares	(1,306)	(1,306)
Total stockholders' equity	138,143	139,614
Total liabilities and stockholders' equity	$213,814	$216,615

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Thirteen Weeks Ended March 3, 2007 and March 4, 2006
(dollars in thousands)
(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Total Comprehensive Income (Loss)
Balance at Dec. 3, 2005	4,999,604	$50	$95,339	$32,809	$4,659	$-	$132,857

Exercise of stock options
including tax benefit of $793	96,172	1	1,530	-	-	-	1,531

Stock-based compensation expense	-	-	25	-	-	-	25

Net loss	-	-	-	(1,502)	-	-	(1,502)	$(1,502)

Other comprehensive income	-	-	-	-	510	-	510	510

Balance at Mar. 4, 2006	5,095,776	$51	$96,894	$31,307	$5,169	$-	$133,421	$(992)

Balance at Dec. 2, 2006	5,177,709	$52	$98,549	$32,377	$9,942	$(1,306)	$139,614

Stock-based compensation expense	-	-	37	-	-	-	37

Net loss	-	-	-	(1,288)	-	-	(1,288)	$(1,288)

Other comprehensive loss	-	-	-	-	(220)	-	(220)	(220)

Balance at Mar. 3, 2007	5,177,709	$52	$98,586	$31,089	$9,722	$(1,306)	$138,143	$(1,508)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 13 Weeks Ended,
	Mar. 3, 2007	Mar. 4, 2006
Operating activities:
Net loss	$(1,288)	$(1,502)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,413	1,439
Gain on sales of properties	(486)	-
Deferred income taxes	(363)	(57)
Unrealized loss (gain) on trading securities	171	(242)
Stock based compensation expense	37	25
Provision for bad debts	(34)	23
Amortization of debt issuance costs	25	21
Changes in assets and liabilities:
Short-term investments	7,140	7,867
Accounts receivable	917	1,157
Inventories	(4,566)	(4,787)
Other current assets	407	(1,715)
Accounts payable and accrued liabilities	(146)	(99)
Deferred revenue	(99)	378
Other, net	(663)	(328)
Net cash provided by operating activities	2,465	2,180

Investing activities:
Additions to real estate held for sale or lease	(2,848)	(3,342)
Proceeds from sales of properties, net of expenses	449	-
Additions to property and equipment	(174)	(203)
Net cash used in investing activities	(2,573)	(3,545)

Financing activities:
Payments of debt	(275)	(263)
Tax benefit of stock options exercised	-	793
Exercise of stock options	-	738
Net cash (used in) provided by financing activities	(275)	1,268
Net decrease in cash and cash equivalents	(383)	(97)
Cash and cash equivalents at beginning of period	2,265	1,207
Cash and cash equivalents at end of period	$1,882	$1,110

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands unless otherwise noted, except per share data)
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). The accompanying financial statements have also been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the fiscal year ended December 2, 2006 included in Griffin’s Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of December 2, 2006 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the thirteen weeks ended March 3, 2007 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior year have been reclassified to conform to the current presentation.

In fiscal 2006, Griffin adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)") using the modified prospective method of adoption. Prior to the thirteen weeks ended March 4, 2006, Griffin accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

2. Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“Fin No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, which for Griffin will be fiscal 2008. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for Griffin will be fiscal 2008. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. For employers that have equity securities that trade in a public market, this new standard requires the recognition of the funded status of a defined benefit postretirement plan and requires disclosures as of the end of the fiscal year ending after December 15, 2006. Griffin does not have a defined benefit pension plan and its defined benefit postretirement benefit plan is unfunded and is included as a liability on Griffin’s balance sheet.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” This new standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. This statement also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, which for Griffin will be fiscal 2008. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

3. Industry Segment Information

Griffin’s reportable segments are defined by their products and services, and are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,
	Mar. 3, 2007	Mar. 4, 2006
Total revenue:
Landscape nursery net sales	$567	$675
Rental revenue and property sales	4,019	3,014
	$4,586	$3,689
Operating profit (loss):
Landscape nursery	$(1,001)	$(965)
Real estate	546	(261)
Industry segment totals	(455)	(1,226)
General corporate expense	(1,294)	(816)
Operating loss	(1,749)	(2,042)
Interest expense	(738)	(765)
Investment income	427	398
Loss before income tax benefit	$(2,060)	$(2,409)

Identifiable assets:	Mar. 3, 2007	Dec. 2, 2006
Landscape nursery	$45,948	$42,065
Real estate	111,803	110,384
Industry segment totals	157,751	152,449
General corporate (consists primarily of investments)	56,063	64,166
Total assets	$213,814	$216,615

Revenue of the real estate segment in the thirteen weeks ended March 3, 2007 includes property sales revenue of $520. There was no property sales revenue in the thirteen weeks ended March 4, 2006.

4. Long-Term Debt

Long-term debt includes:

	Mar. 3, 2007	Dec. 2, 2006
Nonrecourse mortgages:
8.54%, due July 1, 2009	$7,659	$7,681
6.08%, due January 1, 2013	8,991	9,042
6.30%, due May 1, 2014	1,177	1,208
5.73%, due July 1, 2015	20,936	20,983
8.13%, due April 1, 2016	5,446	5,497
7.0%, due October 1, 2017	7,101	7,139
Total nonrecourse mortgages	51,310	51,550
Capital leases	272	278
Total	51,582	51,828
Less: current portion	(1,241)	(1,197)
Total long-term debt	$50,341	$50,631

At March 3, 2007 and December 2, 2006, the fair values of Griffin's mortgages were $53.4 million and $54.0 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

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

Stock options issued will expire ten years from the grant date. Stock options issued to independent directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to independent directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at March 3, 2007 may be exercised as stock appreciation rights.

No stock options were granted during the thirteen weeks ended March 3, 2007 and the thirteen weeks ended March 4, 2006.

Included in Griffin's stock-based compensation in the thirteen weeks ended March 3, 2007 and March 4, 2006 are the costs related to the unvested portion of certain stock option grants made in fiscal 2002 through fiscal 2006. The stock options granted prior to fiscal 2002 and certain other grants in fiscal 2003 and fiscal 2002 were fully vested as of the beginning of the 2006 fiscal year.

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 13 Weeks Ended,
	Mar. 3, 2007		Mar. 4, 2006
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	347,300	$13.84	503,857	$12.65
Exercised	-	-	(96,172)	7.68
Vested	-	-	8,402	13.05
Outstanding at end of period	347,300	$13.84	416,087	$13.80

Range of Exercise Prices for Vested Options	Outstanding at Mar. 3, 2007	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value
$9.00-$18.00	340,082	$13.61	2.3	$1,852,995
Over $24.00	7,218	24.94	7.3	83,635
	347,300	$13.84	2.4	$1,936,630

	For the 13 Weeks Ended,
	Mar. 3, 2007		Mar. 4, 2006
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	28,741	$25.27	36,816	$17.78
Vested	-	-	(8,402)	13.05
Nonvested at end of period	28,741	$25.27	28,414	$19.18

Range of Exercise Prices for Nonvested Options	Outstanding at Mar. 3, 2007	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value
$9.00-$18.00	8,333	$15.33	5.0	$60,023
Over $24.00	20,408	29.33	9.0	308,196
	28,741	$25.27	7.8	$368,219

Number of option holders at March 3, 2007	19

Compensation cost recognized in the thirteen weeks ended March 3, 2007 and March 4, 2006 was $37 and $25, respectively, with related tax benefits of $10 and $8, respectively.

As of March 3, 2007, there was $62 of unrecognized compensation cost related to nonvested stock options that will be recognized during the remainder of fiscal 2007, $47 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal 2008, $23 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal 2009 and a total of $17 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal years 2010 and 2011. There were no options that became exercisable during the thirteen weeks ended March 3, 2007.

6. Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,
	Mar. 3, 2007	Mar. 4, 2006

Net loss as reported for computation of basic and diluted per share results	$(1,288)	$(1,502)

Weighted average shares outstanding for computation of basic and diluted per share results (a)	5,133,000	5,019,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. For the thirteen weeks ended March 3, 2007 and March 4, 2006, the incremental shares from the assumed exercise of stock options would have been 151,000 and 211,000, respectively.

7. Supplemental Financial Statement Information

Short-Term Investments

Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet dates, and net realized and unrealized gains and losses on those investments are included in pretax income (loss). At March 3, 2007 and December 2, 2006, $0.8 million and $0.4 million, respectively, of Griffin’s short-term investments were being used as security for letters of credit of Griffin Land. The composition of short-term investments at March 3, 2007 and December 2, 2006 is as follows:

	March 3, 2007		December 2, 2006
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$9,670	$9,788	$14,129	$14,191
Certificates of deposit	9,633	9,715	9,069	9,342
Federal agency coupon notes	9,044	9,159	12,289	12,440
Total short-term investments	$28,347	$28,662	$35,487	$35,973

Income from cash equivalents and short-term investments for the thirteen weeks ended March 3, 2007 and March 4, 2006 consists of:

	For the 13 Weeks Ended,
	Mar. 3, 2007	Mar. 4, 2006

Interest and dividend income	$29	$36
Net realized gains on the sales of short-term investments	569	120
Net unrealized gain on short-term investments	(171)	242
	$427	$398

Deferred Revenue on Land Sales

In fiscal 2006, Griffin sold 130 acres of undeveloped land in the New England Tradeport (“Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut, for cash proceeds of $13.0 million. As provided in the terms of the contract for the sale of the land, and as required under the State Traffic Commission Certificate covering the area in Tradeport located in Windsor, certain improvements to existing roads were required. The cost of these improvements is the responsibility of Griffin, however, a portion of the costs will either be reimbursed from the purchaser of the land or performed by the town. As a result of Griffin’s continuing involvement with the required improvements to the existing roads, this land sale was accounted for under the percentage of completion method. Accordingly, the revenue and the pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required improvements to existing roads. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.

As of March 3, 2007, approximately 61% of the total costs related to this transaction had been incurred, therefore, from the date of the transaction through March 3, 2007, 61% of the total revenue and pretax gain on the sale have been recognized in Griffin’s statements of operations. Griffin’s statement of operations for the thirteen weeks ended March 3, 2007 includes revenue of less than $0.1 million and a pretax gain of less than $0.1 million from this land sale. The balance of the revenue and the pretax gain on sale will be recognized as the remaining costs, principally the required roadwork improvements, are incurred, which is expected to take place over the next twelve months. Included on Griffin’s balance sheet as of March 3, 2007 is deferred revenue of approximately $5.0 million that will be recognized as the road improvements are completed. Including the pretax gain on the sale of approximately $6.0 million recognized from the date of the land sale through March 3, 2007, the total pretax gain on this transaction is expected to be approximately $9.7 million after all revenue is recognized and all costs incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, increases in future costs over current estimated amounts would reduce the gain recognized in future periods.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the thirteen weeks ended March 3, 2007 and March 4, 2006 consist of the following:

	For the 13 Weeks Ended,
	Mar. 3, 2007	Mar. 4, 2006

Balance at beginning of period	$9,942	$4,659
Increase in fair value at end of period of Centaur Media, plc,
net of tax provision of $226	-	419
(Decrease) increase in value of Centaur Media, plc, due to foreign
currency rate changes, net of taxes of ($120) and $49, respectively	(220)	91
Balance at end of period	$9,722	$5,169

Supplemental Cash Flow Information

Included in accounts payable and accrued liabilities at March 3, 2007 and December 2, 2006 were $1,501 and $1,882, respectively, for additions to real estate held for sale or lease. Accounts payable and accrued liabilities related to additions to real estate held for sale or lease decreased by $381 and $1,690 in the 2007 and 2006 first quarters, respectively.

Inventories

Inventories consist of:

	Mar 3, 2007	Dec. 2, 2006

Nursery stock	$32,692	$29,415
Materials and supplies	3,544	2,372
	36,236	31,787
Reserves	(1,091)	(1,208)
	$35,145	$30,579

Property and Equipment

Property and equipment consist of:
	Estimated Useful Lives	Mar. 3, 2007	Dec. 2, 2006
Land		$674	$674
Land improvements	10 to 20 years	5,491	5,478
Buildings and improvements	10 to 40 years	3,060	3,060
Machinery and equipment	3 to 20 years	17,414	17,231
		26,639	26,443
Accumulated depreciation		(17,643)	(17,299)
		$8,996	$9,144

Griffin incurred new capital lease obligations of $29 in the thirteen weeks ended March 3, 2007 and did not incur any new capital lease obligations in the thirteen weeks ended March 4, 2006.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		March 3, 2007
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,720	$6,450	$8,170
Land improvements	15 years	12	5,614	5,626
Buildings and improvements	10 to 40 years	-	82,084	82,084
Tenant improvements	Shorter of useful life or terms of related lease	-	9,209	9,209
Development costs		7,208	13,805	21,013
		8,940	117,162	126,102
Accumulated depreciation		-	(23,052)	(23,052)
		$8,940	$94,110	$103,050

		December 2, 2006
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,720	$6,396	$8,116
Land improvements	15 years	12	5,614	5,626
Buildings and improvements	10 to 40 years	-	81,857	81,857
Tenant improvements	Shorter of useful life or terms of related lease	-	9,034	9,034
Development costs		7,179	12,056	19,235
		8,911	114,957	123,868
Accumulated depreciation		-	(22,324)	(22,324)
		$8,911	$92,633	$101,544

Income Taxes

Griffin’s effective income tax benefit rate was 37.5% in the 2007 first quarter as compared to 37.7% in the 2006 first quarter. The effective tax rate used in the 2007 first quarter is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

A decrease to a deferred income tax liability of $120 was included as a credit to other comprehensive loss in the thirteen weeks ended March 3, 2007 and an increase in a deferred income tax liability of $275 was included as a charge to other comprehensive income in the thirteen weeks ended March 4, 2006 related to the mark to market adjustments on Griffin’s investment in Centaur Media, plc.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Because Griffin's obligation for retiree medical benefits is fixed under the terms of its postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. Griffin's postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets. Griffin's contributions to the program for the thirteen weeks ended March 3, 2007 and March 4, 2006 were $3 and $2, respectively, with an expected contribution of $17 for the fiscal 2007 full year. The components of Griffin's postretirement benefits expense are as follows:

	For the 13 Weeks Ended,
	Mar. 3, 2007	Mar. 4, 2006

Service cost	$7	$8
Interest	11	11
Amortization of unrecognized loss	-	1
	$18	$20

8. Commitments and Contingencies

As of March 3, 2007, Griffin had committed purchase obligations of $7.3 million, principally for Griffin Land’s construction of the shell of a new industrial building in Tradeport, site work for additional industrial buildings in Tradeport and required infrastructure improvements at Tradeport. The infrastructure improvements are required by the Connecticut State Traffic Commission in connection with an increase in the permitted square feet of construction in the portion of Tradeport located in Windsor, Connecticut. Griffin posted a $6.5 million performance bond with the state to ensure that the infrastructure improvements are completed.

As of March 3, 2007, there were two collateralized letters of credit outstanding, aggregating approximately $0.8 million, issued by Griffin Land in favor of the towns of Suffield and Windsor, Connecticut that ensures Griffin Land’s performance in completing certain infrastructure for Griffin Land’s residential development, Stratton Farms and certain road improvements at New England Tradeport. The letters of credit are collateralized by short-term investments of $0.8 million.

As of March 3, 2007, Griffin Land is a party to an agreement to sell approximately 73 acres of undeveloped land in Griffin Center for total proceeds of approximately $6.8 million, before transaction costs. This transaction is expected to be completed in the 2007 second quarter. Also as of March 3, 2007, Griffin Land is party to an agreement to sell approximately 165 acres of undeveloped land in Suffield, Connecticut. The proceeds from this transaction would be approximately $3.2 million, before transaction costs. Completion of this land sale, which is not expected this year, is contingent on the remediation of certain residual pesticides that remain in the upper portions of the soils from the prior use of this land for farming operations. Griffin Land is evaluating the extent to which any soil remediation will be required. There can be no assurance that these transactions will be completed under their current terms, or at all.

On January 31, 2007, Griffin announced that its board of directors had authorized a program to repurchase, from time to time, up to 150,000 shares of its outstanding common stock. The repurchases, if and when made, will be done through private transactions. The program to repurchase does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion. Based on the market price of its common stock as of March 3, 2007, if the total authorized number of shares are repurchased, Griffin would expend approximately $5.6 million. There were no repurchases of common stock in the thirteen weeks ended March 3, 2007.

In fiscal 2006, Griffin’s subsidiary, Imperial Nurseries, Inc. (“Imperial”) received notice from the United States Department of Labor (the “DOL”) stating that an independent farm labor contractor engaged by Imperial had underpaid the independent farm labor contractor’s employees who were then working at Imperial’s Connecticut farm. Imperial engaged the independent farm labor contractor principally to pot new plants at its Connecticut farm and paid the contractor for all services provided to Imperial prior to their dismissal in the 2006 third quarter. The DOL notice stated that because the independent farm labor contractor refused to pay the back wages of approximately $47,000 to its employees, Imperial was required to pay those individuals. The DOL asserted that Imperial was a joint employer and thus should be required to pay. On April 2, 2007, the DOL filed suit against Griffin and Imperial in the United States District Court for the District of Connecticut for payment of the back wages. Based on an evaluation of the status of the individuals in question and in consultation with legal counsel, Griffin does not believe that Imperial meets the joint employer criteria under the statutes and, therefore, is not liable for back wages not paid by the independent farm labor contractor to its employees. Imperial has notified the DOL of its position. The outcome of this issue with the DOL is currently pending.

On February 8, 2007, twelve of the migrant and seasonal workers who were the subject of the DOL inquiry noted above filed a lawsuit in the United States District Court for the District of Connecticut against Griffin, Imperial, and several of their officers and employees (the “Griffin Defendants”) and against the independent farm labor contractor noted above, Pro Tree Forestry Services and two of its officers and/or employees (the “Pro Tree Defendants”). The plaintiffs assert, among other things, that they worked at Imperial’s Connecticut farm for approximately three months in the spring of 2006; that they were not paid sufficient wages by the Pro Tree Defendants as required by state and federal laws; and that the Griffin Defendants are liable as joint and/or integrated employers. The lawsuit includes a number of other causes of action against the Pro Tree Defendants related to this issue, including claims under the Migrant and Seasonal Agricultural Protection Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Alien Tort Claims Act, and other statutory and common law claims, and asserts that certain of the Griffin Defendants are jointly liable for certain of those claims. Plaintiffs claim unspecified amounts of compensatory and punitive damages and attorneys’ fees and costs. On March 14, 2007, plaintiffs filed an Amended Complaint that dropped one of the claims against Griffin. Griffin has not yet responded to the complaint in this action, but believes that it has meritorious defenses to these claims and intends to vigorously defend the matter.

Griffin is involved, as a defendant, in other various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin’s consolidated financial position, results of operations or cash flows.

9.  Subsequent Events

Subsequent to the end of the 2007 first quarter, Griffin sold a portion of its holdings in Centaur Media, generating cash proceeds of approximately $2.3 million. Additional sales of Griffin’s stock in Centaur Media may be made, depending on the market price of Centaur Media and the foreign currency exchange rate. Also subsequent to the end of the 2007 first quarter, the previously contracted sale of approximately 105 acres of undeveloped land in South Windsor, Connecticut, was completed generating cash proceeds of approximately $2.6 million. These transactions will be reported in Griffin’s 2007 second quarter statement of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated financial statements of Griffin include the accounts of Griffin’s subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and Griffin’s Connecticut and Massachusetts based real estate business (“Griffin Land”).

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended December 2, 2006 included in Griffin’s Report on Form 10-K as filed with the Securities and Exchange Commission. The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen weeks ended March 3, 2007 are consistent with those used by Griffin in preparation of its fiscal 2006 financial statements.

Summary

Griffin’s net loss for the thirteen weeks ended March 3, 2007 (the “2007 first quarter”) decreased from the net loss for the thirteen weeks ended March 4, 2006 (the “2006 first quarter”). The decrease in Griffin’s net loss principally reflects an increase in the operating results at Griffin Land in the 2007 first quarter as compared to the 2006 first quarter. The increased operating results at Griffin Land were due to the profit on land sales completed in the 2007 first quarter and increased profit from leasing operations. The increased results at Griffin Land were partially offset by an increase in general corporate expense in the 2007 first quarter as compared to the 2006 first quarter. The 2007 first quarter operating loss at Imperial was substantially unchanged from 2006 first quarter results. Imperial historically incurs a first quarter operating loss due to the highly seasonal nature of the landscape nursery business.

In the 2006 first quarter, Griffin adopted the fair value recognition provisions of SFAS No. 123(R) “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”) using the modified prospective method of adoption. The effect of the adoption of SFAS No. 123(R) on the 2006 first quarter results of operations was not material. See Notes 1 and 5 to the consolidated financial statements included in Item 1.

Results of Operations

Thirteen Weeks Ended March 3, 2007 Compared to the Thirteen Weeks Ended March 4, 2006

Griffin’s consolidated total revenue increased from $3.7 million in the 2006 first quarter to $4.6 million in the 2007 first quarter. The increase of approximately $0.9 million reflects a $1.0 million increase in revenue at Griffin Land and an approximately $0.1 million decrease in revenue at Imperial.

The increase in revenue of approximately $1.0 million at Griffin Land reflects an increase of approximately $0.5 million in revenue from its leasing operations and revenue of $0.5 million from property sales. There was no property sales revenue in the 2006 first quarter. At March 3, 2007, Griffin Land owned 1,837,000 square feet of industrial, flex and office space, with 1,241,000 square feet (68%) leased. Griffin Land’s vacant space at March 3, 2007 includes the entire 308,000 square foot warehouse, which has remained vacant since it was acquired at the end of the 2006 third quarter. Excluding that building, Griffin’s occupancy rate was 81% as of March 3, 2007. The increase in total square footage of Griffin Land’s portfolio from 1,711,000 square feet at the end of fiscal 2006 to the 1,837,000 square feet at the end of the 2007 first quarter reflects a new industrial building in Tradeport that was completed at the end of the 2007 first quarter. A lease for approximately 42,000 square feet of this new building has been executed, with tenant occupancy expected in the second quarter. At the end of the 2006 first quarter, Griffin Land had 1,059,000 square feet of space leased, or 76% of its total portfolio at that time. The increase of approximately 182,000 square feet under lease at the end of the 2007 first quarter versus the end of the 2006 first quarter principally reflects new leases, principally of industrial space, completed last year, net of vacated space. Although there have been expressions of interest from certain current tenants in Tradeport to increase the space they lease from Griffin Land by leasing space in the recently completed industrial building in Tradeport, market activity for industrial space in the area where Griffin’s properties are located softened in the 2007 first quarter, as evidenced by a decline in inquiries from prospective tenants. The market for office space in the area where Griffin’s office properties are located appears somewhat stronger than it was last year and earlier this year.

Net sales and other revenue at Imperial decreased from $0.7 million in the 2006 first quarter to $0.6 million in the 2007 first quarter. Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring. A decrease in net sales during the first quarter is not significant because sales in the winter months that comprise the first quarter (December through February) are not significant when compared to the full year’s net sales. Over the past three years, Imperial’s first quarter net sales accounted for less than 3% of Imperial’s full year net sales in each of those years.

Griffin incurred a consolidated operating loss of $1.7 million in the 2007 first quarter as compared to a consolidated operating loss of $2.0 million in the 2006 first quarter. The lower operating loss in the 2007 first quarter principally reflects an increase of approximately $0.8 million in the operating results of Griffin Land partially offset by a $0.5 million increase in general corporate expense. The operating loss at Imperial was substantially unchanged in the 2007 first quarter as compared to the 2006 first quarter.

Operating results at Griffin Land in the 2007 and 2006 first quarters were as follows:

	2007	2006
	First Qtr.	First Qtr.
	(amounts in thousands)
Rental revenue	$3,499	$3,014
Costs related to rental revenue excluding
depreciation and amortization expense (a)	1,666	1,454
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	1,833	1,560
Revenue from property sales	520	-
Costs related to property sales	34	-
Gain from property sales	486	-
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and and amortization expense (a)	2,319	1,560
General and administrative expenses excluding depreciation
and amortization expense (a)	(691)	(716)
Profit before depreciation and amortization expense	1,628	844
Depreciation and amortization expense related to costs of
rental revenue	(1,072)	(1,099)
Depreciation and amortization expense - other	(10)	(6)
Operating profit (loss)	$546	$(261)

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

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.3 million in the 2007 first quarter as compared to the 2006 first quarter. The increase reflects the increased rental revenue partially offset by an increase in costs related to rental revenue excluding depreciation and amortization expense. Costs related to rental revenue excluding depreciation and amortization expense reflected an increase in building operating expenses of $0.2 million in the 2007 first quarter as compared to the 2006 first quarter. The increase in building operating expenses reflects $0.2 million related to the warehouse building acquired near the end of the 2006 third quarter and an increase of $0.1 million for various operating expenses in all buildings in the 2007 first quarter versus the 2006 first quarter, partially offset by a $0.1 million decrease in snow removal costs in the 2007 first quarter.

Property sales in the 2007 first quarter principally comprise a sale of commerical land for $0.3 million and the sale of a residential lot for $0.1 million. Each of the land parcels sold had low cost bases, therefore, the aggregate gain on these land sales was approximately $0.4 million. Property sales revenue in the 2007 first quarter also included the recognition of a small amount (less than $0.1 million) of revenue and profit that was previously deferred from the 2006 sale of undeveloped land in Tradeport to Walgreen. The balance of the deferred revenue and gain on that land sale will be recognized as required road improvements are completed.

Griffin Land’s general and administrative expenses were substantially unchanged in the 2007 first quarter as compared to the 2006 first quarter. Depreciation and amortization expense at Griffin Land was substantially unchanged in the 2007 first quarter as compared to the 2006 first quarter. Depreciation expense of $0.1 million related to the warehouse facility acquired in the 2006 third quarter and higher depreciation expense related to tenant improvements completed and placed in service after the 2006 first quarter were substantially offset by the 2006 first quarter including $0.2 million of accelerated depreciation and amortization expense on real estate and intangible assets related to leases that terminated early.

Imperial’s operating loss was substantially unchanged in the 2007 first quarter as compared to the 2006 first quarter, as follows:

	2007	2006
	First Qtr.	First Qtr.
	(amounts in thousands)
Net sales and other revenue	$567	$675
Cost of goods sold	625	682
Gross loss	(58)	(7)
Selling, general and administrative expenses	(943)	(958)
Operating loss	$(1,001)	$(965)

Due to the seasonality of the landscape nursery business, Imperial historically incurs a first quarter operating loss.

Griffin’s general corporate expense was $1.3 million in the 2007 first quarter as compared to $0.8 million in the 2006 first quarter. The increase in general corporate expense principally reflects $0.3 million of costs related to litigation against Griffin and a $0.1 million increase in costs related to Griffin’s compliance with Section 404 of the Sarbanes-Oxley Act.

Griffin’s consolidated interest expense was substantially unchanged in the 2007 first quarter as compared to the 2006 first quarter. Interest expense on an additional borrowing of $8.5 million under a nonrecourse mortgage loan, completed in the 2006 fourth quarter, was offset by an increase in the amount of interest capitalized in the 2007 first quarter as compared to the 2006 first quarter. The increase in capitalized interest in the 2007 first quarter reflects the construction of the new industrial building in Tradeport and land improvements that were under construction during the quarter. Griffin’s average outstanding debt increased to $51.7 million in the 2007 first quarter from $44.1 million in the 2006 first quarter, reflecting the mortgage completed near the end of fiscal 2006.

Griffin reported investment income of $0.4 million in both the 2007 and 2006 first quarters. An increase in the amount of investment income, due to generally higher short-term interest rates in the current quarter, was substantially offset by, on average, a lower amount of short-term investments in the 2007 first quarter as compared to the 2006 first quarter.

     Griffin’s effective income tax benefit rate was 37.5% in the 2007 first quarter as compared to 37.7% in the 2006 first quarter. The effective tax rate used in the 2007 first quarter is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.5 million in the 2007 first quarter as compared to net cash provided by operating activities of $2.2 million in the 2006 first quarter. Net cash provided by operating activities in the 2007 first quarter includes $7.1 million of cash generated from a reduction of short-term investments as compared to $7.9 million of cash generated from a reduction of short-term investments in the 2006 first quarter. Excluding these items in each period, Griffin had net cash used in operating activities of $4.7 million in the 2007 first quarter as compared to $5.7 million of net cash used in operating activities in the 2006 first quarter. The lower amount of cash used in operating activities, excluding the effect of the reduction of short-term investments, principally reflects favorable changes in other current assets.

In the 2007 first quarter, Griffin had net cash of $2.6 million used in investing activities as compared to net cash of $3.5 million used in investing activities in the 2006 first quarter. The net cash used in investing activities in the current year includes additions to Griffin Land’s real estate assets of $2.8 million, principally reflecting the construction, on speculation, of a new 127,000 square foot industrial building in Tradeport, which was completed at the end of the quarter, site work for several industrial buildings in Tradeport and tenant improvements related to new leases. Partially offsetting the cash used for the additions to Griffin’s real estate assets were cash proceeds, net of expenses, of $0.4 million from property sales. Additions to property and equipment, principally for Imperial, were $0.2 million in the 2007 first quarter, principally to replace equipment used in Imperial’s farming operations.

Net cash used in financing activities was $0.3 million in the 2007 first quarter as compared to net cash of $1.3 million provided by financing activities in the 2006 first quarter. The net cash used in financing activities in the 2007 first quarter reflects payments of principal on Griffin Land’s nonrecourse mortgages and payments of capital lease obligations. The 2006 first quarter includes cash of $1.5 million provided by financing activities related to the exercise of stock options and income tax benefits on those option exercises offset, in part, by principal payments of nonrecourse mortgages and capital lease obligations.

In the near-term, Griffin plans to continue to invest in its real estate business. In addition to the recently completed construction, on speculation, of the shell of a 127,000 square foot industrial building in Tradeport, Griffin Land has started construction, on speculation, on the shell of a 149,000 square foot industrial building in Tradeport. Griffin Land is continuing the site work for several additional industrial buildings in the Tradeport. The cost of site work in the section of Tradeport where these new buildings are located is higher than site costs for previous Tradeport buildings constructed by Griffin Land. The higher site costs reflect the nature of the land on which the buildings will be located along with berms and roadwork required to develop this section of Tradeport. Griffin Land also expects to incur expenditures to build out the interiors of its new buildings as leases are completed, and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks. Griffin Land is also continuing to work towards obtaining approvals for Meadowood, its proposed residential development in Simsbury, Connecticut. There have been discussions with town officials regarding potential settlement options for Meadowood. In the 2007 first quarter, Griffin Land and the town of Simsbury jointly filed a court motion in anticipation of the parties presenting a settlement proposal to the court for its review and approval. Some remediation of residential pesticides that reside in the upper portion of the soils in certain parts of the Meadowood land may be required as part of a proposed settlement with the town. Griffin Land intends to proceed with other residential development plans on its land holdings that are appropriate for that use.

      On September 8, 2006, Griffin Land entered into an agreement to sell approximately 73 acres of undeveloped land in Griffin Center for total proceeds of approximately $6.8 million, before transaction costs. This transaction is expected to be completed in the 2007 second quarter. On December 8, 2006, Griffin entered into an agreement with the State of Connecticut Department of Environmental Protection (the “DEP”) to sell approximately 165 acres of undeveloped land in Suffield, Connecticut. The proceeds from this transaction would be approximately $3.2 million, before transaction costs. This land would be used for conservation purposes by the DEP. Completion of this land sale, which is not expected this year, is contingent on the remediation of certain residual pesticides that remain in the upper portions of the soils from the prior use of this land for farming operations. Griffin Land is evaluating the extent to which any soil remediation will be required. There can be no assurance that these transactions will be completed under their current terms, or at all.

On January 31, 2007, Griffin announced that its board of directors had authorized a program to repurchase, from time to time, up to 150,000 shares of its outstanding common stock. The repurchases, if and when made, will be done through private transactions. The program to repurchase does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion. There were no repurchases of common stock in the 2007 first quarter. Based on the market price of its common stock at the end of the 2007 first quarter, if the total authorized number of shares is repurchased, Griffin will expend approximately $5.6 million.

      Subsequent to the end of the 2007 first quarter, Griffin sold a portion of its holdings in Centaur Media, generating cash proceeds of approximately $2.3 million. Additional sales of Griffin’s stock in Centaur Media may be made, depending on the market price of Centaur Media and the foreign currency exchange rate. Also subsequent to the end of the 2007 first quarter, the previously contracted sale of approximately 105 acres of undeveloped land in South Windsor, Connecticut, was completed generating cash proceeds of approximately $2.6 million. These transactions will be reported in Griffin’s 2007 second quarter statement of operations.

Griffin’s payments (including principal and interest) under contractual obligations as of March 3, 2007 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$73.3	$4.5	$16.0	$7.5	$45.3
Capital Lease Obligations	0.2	0.1	0.1	-	-
Operating Lease Obligations	0.3	0.2	0.1	-	-
Purchase Obligations (1)	7.3	7.3	-	-	-
Other (2)	2.0	-	-	-	2.0
	$83.1	$12.1	$16.2	$7.5	$47.3

(1)
Includes obligations for the construction of the shell of a new industrial building at Griffin Land, completion of tenant improvements, infrastructure improvements in Tradeport and for the purchase of raw materials by Imperial.

(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of March 3, 2007, Griffin had cash and short-term investments of approximately $30.5 million. Management believes that the significant amount of cash and short-term investments held by Griffin will be sufficient to finance the working capital requirements of its businesses, the continued investment in Griffin’s real estate assets for the foreseeable future and the repurchase of its common stock as authorized by the board of directors. Griffin may also continue to seek nonrecourse mortgage placements on selected properties. Griffin also anticipates seeking to purchase either or both land and buildings with a substantial portion of its cash and short-term investment balances. Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“Fin No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, which for Griffin will be fiscal 2008. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for Griffin will be fiscal 2008. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. For employers that have equity securities that trade in a public market, this new standard requires the recognition of the funded status of a defined benefit postretirement plan and requires disclosures as of the end of the fiscal year ending after December 15, 2006. Griffin does not have a defined benefit pension plan and its defined benefit postretirement benefit plan is unfunded and is included as a liability on Griffin’s balance sheet.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” This new standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. This statement also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, which for Griffin will be fiscal 2008. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to improvement in the operating results of Imperial, leasing currently vacant space, construction of additional facilities in the real estate business, completion of land sales that are currently under contract or approval of a currently proposed residential subdivision. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin’s mortgage interest rates are described in Note 4 to the unaudited consolidated financial statements included in Item 1. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin did not have any variable rate debt outstanding during the thirteen weeks ended March 3, 2007.

Griffin is potentially exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk. Griffin’s short-term investments generally consist of debt instruments with maturities ranging from one to twenty-one months, with a weighted average maturity of approximately four months as of March 3, 2007. These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

Griffin does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that Griffin will not use them as a means to manage interest rate risk in the future.

Griffin does not have foreign currency exposure related to its operations. Griffin does have an investment in a public company, Centaur Media, plc, based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Griffin maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Griffin’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In 1999, Griffin Land filed land use applications with the land use commissions of Simsbury, Connecticut for Meadowood, a proposed residential development on approximately 363 acres of land. In 2000, Simsbury’s land use commissions issued denials of Griffin Land’s Meadowood application. As a result of those denials, Griffin brought several separate, but related, suits appealing those decisions. In 2002, the trial court upheld two of Griffin Land’s appeals and ordered the town’s Planning and Zoning Commissions to approve the Meadowood application. The town appealed those decisions. In 2004, the Connecticut Supreme Court ordered the Zoning Commission to approve the zoning regulations proposed by Griffin Land for Meadowood. The Connecticut Supreme Court also ruled that the denial of the Meadowood application by the Planning Commission can be upheld because Griffin Land had not obtained the required sewer usage permits at the time the application was made to the Planning Commission. The required sewer usage permits for Meadowood have been subsequently obtained. Also in 2004, the Connecticut Supreme Court reversed a lower court decision that had denied Griffin Land a wetlands permit, and remanded the case to Superior Court for further proceedings to determine if a wetlands permit must be issued. In 2005, the Superior Court ruled that Griffin Land must again apply to the town’s Conservation and Inland Wetlands Commission for a wetlands permit for its proposed Meadowood development. However, the wetlands case has been accepted for review by the Connecticut

Appellate Court, and is currently pending there. In January 2007, Griffin Land and the town of Simsbury jointly filed a motion in the Appellate Court to have the appeal remanded to the Superior Court in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval.

In fiscal 2006, Griffin’s subsidiary, Imperial Nurseries, Inc. (“Imperial”) received notice from the United States Department of Labor (the “DOL”) stating that an independent farm labor contractor engaged by Imperial had underpaid the independent farm labor contractor’s employees who were then working at Imperial’s Connecticut farm. Imperial engaged the independent farm labor contractor principally to pot new plants at its Connecticut farm and paid the contractor for all services prior to their dismissal in the 2006 third quarter. The DOL notice stated that because the independent farm labor contractor refused to pay the back wages of approximately $47,000 to its employees, Imperial was required to pay those individuals. The DOL asserted that Imperial was a joint employer and thus should be required to pay. On April 2, 2007, the DOL filed suit against Griffin and Imperial in the United States District Court for the District of Connecticut for payment of the back wages. Based on an evaluation of the status of the individuals in question and in consultation with legal counsel, Griffin does not believe that Imperial meets the joint employer criteria under the statutes and, therefore, is not liable for back wages not paid by the independent farm labor contractor to its employees. Imperial has notified the DOL of its position. The outcome of this issue with the DOL is currently pending.

On February 8, 2007, twelve of the migrant and seasonal workers who were the subject of the DOL inquiry noted above filed a lawsuit in the United States District Court for the District of Connecticut against Griffin, Imperial, and several of their officers and employees (the “Griffin Defendants”) and against the independent farm labor contractor noted above, Pro Tree Forestry Services and two of its officers and/or employees (the “Pro Tree Defendants”). The plaintiffs assert, among other things, that they worked at Imperial’s Connecticut farm for approximately three months in the spring of 2006; that they were not paid sufficient wages by the Pro Tree Defendants as required by state and federal laws; and that the Griffin Defendants are liable as joint and/or integrated employers. The lawsuit includes a number of other causes of action against the Pro Tree Defendants related to this issue, including claims under the Migrant and Seasonal Agricultural Protection Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Alien Tort Claims Act, and other statutory and common law claims, and asserts that certain of the Griffin Defendants are jointly liable for certain of those claims. Plaintiffs claim unspecified amounts of compensatory and punitive damages and attorneys’ fees and costs. On March 14, 2007, plaintiffs filed an Amended Complaint that dropped one of the claims against Griffin. Griffin has not yet responded to the complaint in this action, but believes that it has meritorious defenses to these claims and intends to vigorously defend the matter.

Griffin is involved, as a defendant, in other various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 2, 2006.

ITEMS 2 - 5.	NOT APPLICABLE

ITEM 6.	EXHIBITS

	Exhibit No.	Description

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

10.31
Guaranty Agreement as of July 6, 2005 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-Q dated May 28, 2005 filed on November 2, 2005)

10.32
Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company (incorporated by reference to Form 10-K dated December 2, 2006 filed February 15, 2007)

10.33	Amended and Restated Promissory Note dated November 16, 2006 (incorporated by reference to Form 10-K dated December 2, 2006 filed February 15, 2007)

10.34
Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-K dated December 2, 2006 filed February 15, 2007)

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

GRIFFIN LAND & NURSERIES, INC.

/s/ FREDERICK M. DANZIGER
Date: April 12, 2007	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
Date: April 12, 2007	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary