Form 10-K/A
period 2006-12-02
GRIFFIN LAND & NURSERIES INC
filed 2007-04-18
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 2, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12879

GRIFFIN LAND & NURSERIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0868496 (I.R.S. Employer Identification No.)

One Rockefeller Plaza New York, New York (Address of principal executive offices)	10020 (Zip Code)

(212) 218-7910 (Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 par value	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filiing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
“accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

       The aggregate market value of the Common Stock held by non-affiliates of the registrant, was approximately $81,767,000 based on the closing sales price on the NASDAQ National Market on June 2, 2006, the last business day of the registrant's most recently completed second quarter. Shares of Common Stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

       As of January 26, 2007, 5,132,663 shares of common stock were outstanding.

EXPLANATORY NOTE

Griffin Land & Nurseries, Inc. (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 2, 2006, which was originally filed with the Securities and Exchange Commission on February 15, 2007 (the “Annual Report”) to correct inadvertent omissions and typographical errors pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officer and principal financial officer (the “Section 302 Certifications”) as filed with the Annual Report. The Exhibits 31.1 and 31.2 filed with the Annual Report omitted from the Section 302 Certifications: (i) the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Registrant; and (ii) paragraph 4(b) regarding the design of internal control over financial reporting. The Registrant hereby amends the Annual Report by resubmitting corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

As a result of NASDAQ’s transition to a national securities exchange on August 1, 2006, the securities of NASDAQ listed companies have now become registered under Section 12(b) of the Securities Exchange Act of 1934, and the name of the exchange upon which these securities are listed has been changed to “The NASDAQ Stock Market LLC.” This Amendment corrects the cover page of the Annual Report to reflect these changes.

This Amendment does not reflect events occurring after the filing of the Annual Report or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Annual Report, and does not modify, amend or update any other item or disclosures in the Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BY:	/s/ FREDERICK M. DANZIGER
Frederick M. Danziger
President and Chief Executive Officer
DATE:	April 16, 2007

BY:	/s/ ANTHONY J. GALICI
Anthony J. Galici
Vice President, Chief Financial Officer and Secretary
DATE:	April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ WINSTON J. CHURCHILL, JR.	Director	April 16, 2007
Winston J. Churchill, Jr.

/s/ EDGAR M. CULLMAN	Chairman of the Board and Director	April 16, 2007
Edgar M. Cullman

/s/ DAVID M. DANZIGER	Director	April 16, 2007
David M. Danziger

/s/ FREDERICK M. DANZIGER	Director, President and	April 16, 2007
Frederick M. Danziger	Chief Executive Officer

/s/ ANTHONY J. GALICI	Vice President,	April 16, 2007
Anthony J. Galici	Chief Financial Officer and Secretary

/s/ THOMAS C. ISRAEL	Director	April 16, 2007
Thomas C. Israel

/s/ ALAN PLOTKIN	Director	April 16, 2007
Alan Plotkin

/s/ DAVID F. STEIN	Director	April 16, 2007
David F. Stein

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002