Form 10-Q
period 2007-06-02
GRIFFIN LAND & NURSERIES INC
filed 2007-07-12
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 2, 2007

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

---
Number of shares of Common Stock outstanding at June 30, 2007: 5,149,049

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 and 26 Weeks Ended June 2, 2007 and June 3, 2006	3

		Consolidated Balance Sheets (unaudited)
		June 2, 2007 and December 2, 2006	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		26 Weeks Ended June 2, 2007 and June 3, 2006	5

		Consolidated Statements of Cash Flows (unaudited)
		26 Weeks Ended June 2, 2007 and June 3, 2006	6

		Notes to Consolidated Financial Statements (unaudited)	7-19

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	20-31

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	31

	ITEM 4	Controls and Procedures	31-32

PART II -		OTHER INFORMATION

	ITEM 1	Legal Proceedings	32-33

	ITEM 1A	Risk Factors	33

	ITEM 4	Submission of Matters to a Vote of Security Holders	33-34

	ITEM 6	Exhibits	34-36

		SIGNATURES	37

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006
Landscape nursery net sales	$18,866	$21,687	$19,433	$22,362
Rental revenue and property sales	13,030	2,906	17,049	5,920
Total revenue	31,896	24,593	36,482	28,282

Costs of landscape nursery sales	16,162	19,338	16,787	20,020
Costs related to rental revenue and property sales	4,335	2,179	7,107	4,732
Total costs of goods sold	20,497	21,517	23,894	24,752

Gross profit	11,399	3,076	12,588	3,530
Selling, general and administrative expenses	3,927	3,419	6,865	5,915
Operating profit (loss)	7,472	(343)	5,723	(2,385)
Gain on sale of Centaur Media common stock	2,397	-	2,397	-
Interest expense	(808)	(762)	(1,546)	(1,527)
Investment income	486	589	913	987
Income (loss) before income tax provision (benefit)	9,547	(516)	7,487	(2,925)
Income tax provision (benefit)	3,574	(183)	2,802	(1,090)
Net income (loss)	$5,973	$(333)	$4,685	$(1,835)

Basic net income (loss) per common share	$1.16	$(0.07)	$0.91	$(0.36)
Diluted net income (loss) per common share	$1.13	$(0.07)	$0.89	$(0.36)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	June 2, 2007	December 2, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,594	$2,265
Short-term investments, net	23,014	35,973
Accounts receivable, less allowance of $148 and $143	13,389	2,559
Inventories, net	27,668	30,579
Deferred income taxes	2,227	2,331
Other current assets	4,112	7,226
Total current assets	74,004	80,933
Real estate held for sale or lease, net	104,476	101,544
Property and equipment, net	8,790	9,144
Investment in Centaur Media, plc	15,877	18,592
Other assets	13,325	6,402
Total assets	$216,472	$216,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,248	$1,197
Accounts payable and accrued liabilities	7,690	7,813
Deferred revenue	5,772	6,245
Total current liabilities	14,710	15,255
Long-term debt	50,021	50,631
Deferred income taxes	5,739	6,990
Other noncurrent liabilities	4,478	4,125
Total liabilities	74,948	77,001

Commitments and contingencies (Note 8)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,306,732 and 5,177,709 shares issued,
respectively, 5,149,049 and 5,132,663 shares
outstanding, respectively	53	52
Additional paid-in capital	101,329	98,549
Retained earnings	37,062	32,377
Accumulated other comprehensive income, net of tax	8,509	9,942
Treasury stock, at cost, 157,683 and 45,046 shares, respectively	(5,429)	(1,306)
Total stockholders' equity	141,524	139,614
Total liabilities and stockholders' equity	$216,472	$216,615

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Twenty-Six Weeks Ended June 2, 2007 and June 3, 2006
(dollars in thousands)
(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Income (Loss)
Balance at December 3, 2005	4,999,604	$50	$95,339	$32,809	$4,659	$-	$132,857

Exercise of stock options
including tax benefit of $806	98,672	1	1,563	-	-	-	1,564

Stock-based compensation expense	-	-	54	-	-	-	54

Net loss	-	-	-	(1,835)	-	-	(1,835)	$(1,835)

Other comprehensive income	-	-	-	-	1,500	-	1,500	1,500

Balance at June 3, 2006	5,098,276	$51	$96,956	$30,974	$6,159	$-	$134,140	$(335)

Balance at December 2, 2006	5,177,709	$52	$98,549	$32,377	$9,942	$(1,306)	$139,614

Exercise of stock options,
including tax benefit of $931,
and shares tendered related to
stock options exercised	129,023	1	2,715	-	-	(2,568)	148

Stock-based compensation expense	-	-	65	-	-	-	65

Repurchase of common stock	-	-	-	-	-	(1,555)	(1,555)

Net income	-	-	-	4,685	-	-	4,685	$4,685

Reclassification adjustment for
gains on the sale of Centaur Media, plc
included in net income	-	-	-	-	(1,559)	-	(1,559)	(1,559)

Other comprehensive income	-	-	-	-	126	-	126	126

Balance at June 2, 2007	5,306,732	$53	$101,329	$37,062	$8,509	$(5,429)	$141,524	$3,252

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	For the 26 Weeks Ended,
	June 2, 2007	June 3, 2006
Operating activities:
Net income (loss)	$4,685	$(1,835)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,861	2,652
Gain on sales of properties	(8,409)	-
Gain on sale of common stock in Centaur Media, plc	(2,397)	-
Deferred income taxes	(1,213)	(15)
Taxes in other comprehensive income reclassified into net income	853	-
Provision for inventory losses	350	40
Unrealized loss (gain) on trading securities	301	(147)
Stock based compensation expense	65	54
Amortization of debt issuance costs	50	41
Provision for bad debts	10	71
Equity income from investment in agricultural cooperative	(7)	(151)
Changes in assets and liabilities:
Short-term investments	12,658	12,294
Accounts receivable	(10,840)	(12,068)
Inventories	2,561	4,264
Other current assets	3,652	(825)
Accounts payable and accrued liabilities	328	943
Payment of employee withholding taxes on stock options exercised	(994)	-
Mortgage escrow accounts	(576)	75
Deferred revenue	(167)	293
Other, net	(311)	(209)
Net cash provided by operating activities	3,460	5,477

Investing activities:
Proceeds from sales of properties, net of expenses	9,295	-
Increase in cash held in escrow by a third party	(6,325)	-
Additions to real estate held for sale or lease	(6,105)	(4,651)
Proceeds from sale of common stock in Centaur Media, plc	2,348	-
Additions to property and equipment	(344)	(265)
Net cash used in investing activities	(1,131)	(4,916)

Financing activities:
Repurchase of common stock	(1,555)	-
Tax benefit of stock options exercised	931	806
Payments of debt	(587)	(470)
Exercise of stock options	211	758
Net cash (used in) provided by financing activities	(1,000)	1,094
Net increase in cash and cash equivalents	1,329	1,655
Cash and cash equivalents at beginning of period	2,265	1,207
Cash and cash equivalents at end of period	$3,594	$2,862
See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands unless otherwise noted, except per share data)
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial Nurseries”), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). The accompanying financial statements have also been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the fiscal year ended December 2, 2006 included in Griffin’s Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of December 2, 2006 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the thirteen and twenty-six weeks ended June 2, 2007 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior year have been reclassified to conform to the current presentation.

In fiscal 2006, Griffin adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method of adoption. Prior to the twenty-six weeks ended June 3, 2006, Griffin accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

2. Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Fin No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, which for Griffin will be fiscal 2008. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for Griffin will be fiscal

2008. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. For employers that have equity securities that trade in a public market, this new standard requires the recognition of the funded status of a defined benefit postretirement plan and requires disclosures as of the end of the fiscal year ending after December 15, 2006. Griffin does not have a defined benefit pension plan and its defined benefit postretirement benefits plan is unfunded and is included as a liability on Griffin’s balance sheet.

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

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006
Total revenue:
Landscape nursery net sales	$18,866	$21,687	$19,433	$22,362
Rental revenue and property sales	13,030	2,906	17,049	5,920
	$31,896	$24,593	$36,482	$28,282
Operating profit (loss):
Landscape nursery	$796	$551	$(205)	$(414)
Real estate	7,963	97	8,509	(164)
Industry segment totals	8,759	648	8,304	(578)
General corporate expense	(1,287)	(991)	(2,581)	(1,807)
Operating profit (loss)	7,472	(343)	5,723	(2,385)
Gain on sale of Centaur Media common stock	2,397	-	2,397	-
Interest expense	(808)	(762)	(1,546)	(1,527)
Investment income	486	589	913	987
Income (loss) before income tax provision (benefit)	$9,547	$(516)	$7,487	$(2,925)

Identifiable assets:	June 2, 2007	December 2, 2006
Landscape nursery	$50,520	$42,065
Real estate	118,643	110,384
Industry segment totals	169,163	152,449
General corporate (consists primarily of investments)	47,309	64,166
Total assets	$216,472	$216,615

Revenue in the real estate segment for the thirteen and twenty-six weeks ended June 2, 2007 includes property sales revenue of $9,577 and $10,097, respectively. There was no property sales revenue in the thirteen and twenty-six weeks ended June 3, 2006.

4. Long-Term Debt

Long-term debt includes:

	June 2, 2007	December 2, 2006
Nonrecourse mortgages:
8.54%, due July 1, 2009	$7,631	$7,681
6.08%, due January 1, 2013	8,935	9,042
6.30%, due May 1, 2014	1,144	1,208
5.73%, due July 1, 2015	20,865	20,983
8.13%, due April 1, 2016	5,394	5,497
7.0%, due October 1, 2017	7,063	7,139
Total nonrecourse mortgages	51,032	51,550
Capital leases	237	278
Total	51,269	51,828
Less: current portion	(1,248)	(1,197)
Total long-term debt	$50,021	$50,631

At June 2, 2007 and December 2, 2006, the fair values of Griffin's mortgages were $51.9 million and $54.0 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

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

Stock options issued expire ten years from the grant date. Stock options issued to independent directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to independent directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at June 2, 2007 may be exercised as stock appreciation rights.

There were 4,208 and 5,140 stock options granted during the twenty-six weeks ended June 2, 2007 and June 3, 2006, respectively. The fair values of the stock options granted, estimated as of the dates of grant using the Black-Scholes option pricing model, were $22.17 and $18.38 for the twenty-six weeks ended June 2, 2007 and June 3, 2006, respectively. Assumptions used in determining the fair values of the stock options granted were as follows:

	For the 26 Weeks Ended,
	June 2, 2007	June 3, 2006

Expected volatility	43.43%	43.31%
Risk free interest rate	4.65%	5.03%
Option term	8.8 years	8.8 years
Dividend yield	none	none

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 26 Weeks Ended,
	June 2, 2007		June 3, 2006
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	347,300	$13.84	503,857	$12.65
Exercised	(129,023)	13.84	(98,672)	7.69
Vested	14,601	19.71	16,736	14.19
Outstanding at end of period	232,878	14.21	421,921	13.87

Range of Exercise Prices for Vested Options	Outstanding at June 2, 2007	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value (in thousands)
$9.00-$18.00	219,392	$13.54	2.6	$1,191
Over $24.00	13,486	25.21	7.5	83
	232,878	14.21	2.9	$1,274

	For the 26 Weeks Ended,
	June 2, 2007		June 3, 2006
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	28,741	$25.27	36,816	$17.78
Granted	4,208	38.00	5,140	31.13
Vested	(14,601)	19.71	(16,736)	14.19
Nonvested at end of period	18,348	32.62	25,220	22.89

Range of Exercise Prices for Nonvested Options	Outstanding at June 2, 2007	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value (in thousands)
Over $24.00	18,348	$32.62	9.3	$332

Number of option holders at June 2, 2007	19

Compensation cost recognized in the thirteen weeks ended June 2, 2007 and June 3, 2006 was $28 and $29, respectively, with related tax benefits of $7 and $9, respectively. Compensation cost recognized in the twenty-six weeks ended June 2, 2007 and June 3, 2006 was $65 and $54, respectively, with related tax benefits of $17 in each period.

As of June 2, 2007, there was $61 of unrecognized compensation cost related to nonvested stock options that will be recognized during the remainder of fiscal 2007, $94 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal 2008, $43 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal 2009 and a total of $17 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal years 2010 and 2011. The total fair value of shares vested during the twenty-six weeks ended June 2, 2007 and June 3, 2006 was $130 and $106, respectively.

6. Per Share Results

Basic and diluted per share results were based on the following:
	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006

Net income (loss) as reported for computation
of basic and diluted per share results	$5,973	$(333)	$4,685	$(1,835)

Weighted average shares outstanding for
computation of basic per share results	5,150,000	5,097,000	5,141,000	5,058,000

Incremental shares from assumed exercise
of Griffin stock options (a)	133,000	-	143,000	-

Weighted average shares outstanding for
computation of diluted per share results	5,283,000	5,097,000	5,284,000	5,058,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. For the thirteen and twenty-six weeks ended June 3, 2006, the incremental shares from the assumed exercise of stock options would have been 169,000 and 190,000, respectively.

7. Supplemental Financial Statement Information

Short-Term Investments

Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the securities are recorded at their fair values based upon the quoted market prices of those investments at the balance sheet dates, and net realized and unrealized gains and losses on those investments are included in pretax income (loss). At June 2, 2007 and December 2, 2006, $0.8 million and $0.4 million, respectively, of Griffin’s short-term investments were being used as security for letters of credit of Griffin Land. The composition of short-term investments at June 2, 2007 and December 2, 2006 is as follows:

	June 2, 2007		December 2, 2006
	Cost	Fair Value	Cost	Fair Value
Federal agency coupon notes	$12,223	$12,364	$12,289	$12,440
Certificates of deposit	5,723	5,762	9,069	9,342
Commercial paper	2,573	2,574	14,129	14,191
U.S. Treasury securities	2,310	2,314	-	-
Total short-term investments	$22,829	$23,014	$35,487	$35,973

Investment income for the thirteen and twenty-six weeks ended June 2, 2007 and June 3, 2006 includes:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006

Interest and dividend income	$182	$99	$211	$135
Net realized gains on the sales of short-term investments	427	434	996	554
Net unrealized (loss) gain on short-term investments	(130)	(95)	(301)	147
Other investment income	7	151	7	151
	$486	$589	$913	$987

Other Investment Income

In the thirteen and twenty-six weeks ended June 3, 2006, Griffin recorded $151, before taxes, as its share of the cumulative undistributed equity income from an investment in an agricultural cooperative, in which Griffin held a 25% interest, that manufactures and sells liquid fertilizer to its members who are growers of landscape nursery products. Annual patronage rebates from this investment are accounted for as a reduction of the cost of landscape nursery sales. Because this investment had not been accounted for in periods prior to the thirteen and twenty-six weeks ended June 3, 2006, the cumulative effect was recorded as other investment income in the thirteen and twenty-six weeks ended June 3, 2006. Management believes that the amount recorded is immaterial to annual periods.

Deferred Revenue on Land Sale

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

As of June 2, 2007, approximately 62% of the total costs related to this transaction had been incurred, therefore, from the date of the transaction through June 2, 2007, 62% of the total revenue and pretax gain on the sale have been recognized in Griffin’s statements of operations. Griffin’s statements of operations for the thirteen and twenty-six weeks ended June 2, 2007 include revenue of less than $0.1 million and a pretax gain of less than $0.1 million for each period from this land sale. The balance of the revenue and the pretax gain on sale will be recognized as the remaining costs, principally the required roadwork improvements, are incurred, which is expected to take place over the next twelve months. Included on Griffin’s balance sheet as of June 2, 2007 is deferred revenue of approximately $4.9 million that will be recognized as the road improvements are completed. Including the pretax gain on the sale of approximately $6.0 million recognized from the date of the land sale through June 2, 2007, the total pretax gain on this transaction is expected to be approximately $9.7 million after all revenue is recognized and all costs incurred. Management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, however, increases or decreases in projected future costs from current estimated amounts would reduce or increase the amount of gain to be recognized in future periods. Changes to the design of certain parts of the required improvements are currently being reviewed by state authorities. If the proposed changes are approved as currently drafted, the estimated costs of the improvements would be reduced, thereby increasing the profit recognized by Griffin in the period when those proposed changes are approved.

Accumulated Other Comprehensive Income

In the thirteen and twenty-six weeks ended June 2, 2007, Griffin sold 1,000,000 of the 6,477,150 shares it held in Centaur Media, plc (“Centaur Media”) for total proceeds of $2.9 million (including $0.5 million that was received subsequent to June 2, 2007). Griffin’s investment in Centaur Media is accounted for as an available-for-sale security under SFAS No. 115 “Accounting for Investments.” Accordingly, Griffin’s investment in Centaur Media is carried at its fair value on Griffin’s balance sheet, with increases or decreases recorded, net of tax, in other comprehensive income. Upon the sale of Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that were sold during the time Griffin held those shares was reclassified from accumulated other comprehensive income and included in Griffin’s net income.

Changes in accumulated other comprehensive income for the twenty-six weeks ended June 2, 2007 and June 3, 2006 consist of the following:

	For the 26 Weeks Ended,
	June 2, 2007	June 3, 2006

Balance at beginning of period	$9,942	$4,659
Reclassification adjustment for gains on Centaur Media, plc
included in net income, net of tax provision of $853	(1,559)	-
Increase in fair value at end of period of Centaur Media, plc,
net of tax provision of $75 and $452, respectively	141	839
(Decrease) increase in value of Centaur Media, plc, due to foreign currency rate changes, net of tax benefit of ($9) and tax provision
of $355, respectively	(15)	661
Balance at end of period	$8,509	$6,159

Treasury Stock

On May 10, 2007, Griffin repurchased 42,000 of its outstanding shares for approximately $1.6 million and received 70,637 shares in connection with the exercise of stock options and for reimbursement of income tax withholdings related to those stock option exercises, which increased treasury stock by approximately $2.6 million. Griffin remitted approximately $1.0 million to the federal, state and municipal governments on behalf of certain employees for the applicable withholding taxes related to those stock option exercises.

Supplemental Cash Flow Information

Included in accounts payable and accrued liabilities at June 2, 2007 and December 2, 2006 were $1,431 and $1,882, respectively, for additions to real estate held for sale or lease. Accounts payable and accrued liabilities related to additions to real estate held for sale or lease decreased by $451 and $520 in the 2007 and 2006 twenty-six week periods, respectively.

Griffin incurred new capital lease obligations of $28 and $26 in the twenty-six weeks ended June 2, 2007 and June 3, 2006.

Inventories

Inventories consist of:

	June 2, 2007	December 2, 2006

Nursery stock	$26,266	$29,415
Materials and supplies	2,649	2,372
	28,915	31,787
Reserves	(1,247)	(1,208)
	$27,668	$30,579

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	June 2, 2007	December 2, 2006
Land		$674	$674
Land improvements	10 to 20 years	5,491	5,478
Buildings and improvements	10 to 40 years	3,060	3,060
Machinery and equipment	3 to 20 years	17,321	17,231
		26,546	26,443
Accumulated depreciation		(17,756)	(17,299)
		$8,790	$9,144

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		June 2, 2007
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,720	$6,341	$8,061
Land improvements	15 years	12	6,061	6,073
Buildings and improvements	10 to 40 years	-	88,225	88,225
Tenant improvements	Shorter of useful life or terms of related lease	-	9,448	9,448
Development costs		7,283	9,414	16,697
		9,015	119,489	128,504
Accumulated depreciation		-	(24,028)	(24,028)
		$9,015	$95,461	$104,476

		December 2, 2006
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,720	$6,396	$8,116
Land improvements	15 years	12	5,614	5,626
Buildings and improvements	10 to 40 years	-	81,857	81,857
Tenant improvements	Shorter of useful life or terms of related lease	-	9,034	9,034
Development costs		7,179	12,056	19,235
		8,911	114,957	123,868
Accumulated depreciation		-	(22,324)	(22,324)
		$8,911	$92,633	$101,544

Other Assets

Included in other assets at June 2, 2007 is restricted cash of $6.3 million reflecting the net cash proceeds from a land sale completed in the thirteen weeks ended June 2, 2007. The cash is being held in escrow by a third-party, on behalf of Griffin, to potentially acquire a property in connection with a Section 1031 exchange for income tax purposes. If completed, the Section 1031 exchange would defer the payment of income taxes related to the gain on the property sold. If the acquisition of a property for a 1031 exchange is not completed, the cash proceeds from the land sale would be remitted to Griffin.

Income Taxes

Griffin’s effective income tax rates were 37.4% in the thirteen and twenty-six week periods ended June 2, 2007 as compared to 35.5% and 37.3%, respectively, in the thirteen and twenty-six week periods ended June 3, 2006. The effective tax rates used in the interim periods are based on management’s projections for the balance of the year. To the extent that actual results differ from those projections, the effective income tax rate may change.

Deferred income tax liabilities of $66 and $807 were included as charges to other comprehensive income in the twenty-six weeks ended June 2, 2007 and June 3, 2006, respectively, related to the mark to market adjustments on Griffin’s investment in Centaur Media.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Because Griffin's obligation for retiree medical benefits is fixed under the terms of its postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. Griffin's postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets. Griffin's contributions to the program for the twenty-six weeks ended June 2, 2007 and June 3, 2006 were $5 in each period, with an expected contribution of $12 for the fiscal 2007 full year. The components of Griffin's postretirement benefits expense are immaterial for all periods presented.

8. Commitments and Contingencies

As of June 2, 2007, Griffin had committed purchase obligations of $5.8 million, principally for Griffin Land’s construction of the shell of a new industrial building in Tradeport, site work for additional industrial buildings in Tradeport and required infrastructure improvements at Tradeport. The infrastructure improvements are required by the Connecticut State Traffic Commission in connection with an increase in the permitted square feet of construction in the portion of Tradeport located in Windsor, Connecticut. Griffin posted a $6.5 million performance bond with the state to ensure that the infrastructure improvements are completed.

As of June 2, 2007, there were two collateralized letters of credit outstanding, aggregating approximately $0.8 million, issued by Griffin Land in favor of the towns of Suffield and Windsor, Connecticut that ensures Griffin Land’s performance in completing certain infrastructure for Griffin Land’s residential development, Stratton Farms and certain road improvements at New England Tradeport. The letters of credit are collateralized by short-term investments of $0.8 million.

On January 31, 2007, Griffin announced that its board of directors had authorized a program to repurchase, from time to time, up to 150,000 shares of its outstanding common stock. The repurchases, if and when made, will be done through private transactions. The program to repurchase does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion. Through June 2, 2007, Griffin has repurchased 42,000 shares of its outstanding common stock for $1.6 million. Based on the market price of its common stock as of June 2, 2007, if the balance of the total authorized number of shares are repurchased, Griffin would expend an additional approximately $4.0 million.

On June 25, 2007, Griffin and its subsidiary, Imperial Nurseries, settled a lawsuit filed against them and several of their officers and employees (the “Griffin Defendants”) by twelve of the migrant and seasonal workers employed by an independent farm labor contractor, Pro Tree Forestry Services (“Pro Tree”), engaged by Imperial to provide labor at its Connecticut farm. The plaintiffs alleged, among other things, that they worked at Imperial’s Connecticut farm for approximately three months in the spring of 2006; that they were not paid sufficient wages by the Pro Tree defendants as required by state and federal laws; and that the Griffin Defendants were liable as joint and/or integrated employers. The lawsuit included a number of other causes of action against the Pro Tree defendants related to this issue, including claims under the Migrant and Seasonal Agricultural Protection Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Alien Tort Claims Act, and other statutory and common law claims, and asserted that certain of the Griffin Defendants were jointly liable for certain of those claims. The settlement required Griffin to pay certain amounts to the plaintiffs for wages and damages they allegedly suffered. The total cost to Griffin, including legal fees incurred through June 2, 2007 and net of expected recovery under Griffin’s insurance policies, was approximately $500, which is included in selling, general and administrative expenses. Approximately $300 was recorded in the thirteen weeks ended March 3, 2007 with the balance recorded in the thirteen weeks ended June 2, 2007.
Imperial has reached an agreement in principle with the United States Department of Labor (the “DOL”) regarding a suit filed by the DOL on April 2, 2007 against Imperial that claimed that Pro Tree had underpaid its employees while they were working at Imperial’s Connecticut farm, and because Pro Tree refused to pay back wages to its employees, Imperial was required to pay those individuals. Imperial has accrued $40 in selling, general and administrative expenses in the thirteen weeks ended June 2, 2007 for the agreed upon amount of this settlement.
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

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended December 2, 2006 included in Griffin’s Report on Form 10-K as filed with the Securities and Exchange Commission. The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and twenty-six weeks ended June 2, 2007 are consistent with those used by Griffin in preparation of its fiscal 2006 financial statements.

Summary

Griffin had net income of $6.0 million for the thirteen weeks ended June 2, 2007 (the “2007 second quarter”) as compared to a net loss of $0.3 million for the thirteen weeks ended June 3, 2006 (the “2006 second quarter”). The improved results in the 2007 second quarter as compared to the 2006 second quarter were principally due to profit on property sales by Griffin Land in the 2007 second quarter, increased profit from Griffin Land’s leasing operations and a gain on the sale of a portion of Griffin’s investment in Centaur Media, plc.

Griffin had net income of $4.7 million for the twenty-six weeks ended June 2, 2007 (the “2007 six month period”) as compared to a net loss of $1.8 million for the twenty-six weeks ended June 3, 2006 (the “2006 six month period”). The improved results were principally due to profit on property sales by Griffin Land in the 2007 six month period, increased profit from Griffin Land’s leasing operations and a gain on the sale of a portion of Griffin’s investment in Centaur Media, plc.

At the beginning of fiscal 2006, Griffin adopted the fair value recognition provisions of SFAS No. 123(R) “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”) using the modified prospective method of adoption. The effect of the adoption of SFAS No. 123(R) on the 2006 second quarter and 2006 six month period results of operations was not material. See Notes 1 and 5 to the consolidated financial statements included in Item 1.

Results of Operations

Thirteen Weeks Ended June 2, 2007 Compared to the Thirteen Weeks Ended June 3, 2006

Griffin’s consolidated total revenue increased from $24.6 million in the 2006 second quarter to $31.9 million in the 2007 second quarter. The increase of approximately $7.3 million reflects a $10.1 million increase in revenue at Griffin Land partially offset by approximately $2.8 million decrease in revenue at Imperial.

The increase in revenue of approximately $10.1 million at Griffin Land reflects approximately $9.6 million in revenue from property sales and an increase of $0.5 million in revenue from its leasing operations. There were no property sales in the 2006 second quarter. The increase in Griffin Land's revenue from its leasing operations in the 2007 second quarter, as compared to the 2006 second quarter, principally reflects leasing space, mostly in the latter half of fiscal 2006, that was vacant during the 2006 second quarter. At June 2, 2007, Griffin Land owned 1,837,000 square feet of industrial, flex and office space, with 1,251,000 square feet (68%) leased. Griffin Land’s vacant space at June 2, 2007 includes the entire 308,000 square foot warehouse, which has remained vacant since it was acquired near the end of the 2006 third quarter. Excluding that building, Griffin’s occupancy rate was 82% as of June 2, 2007. At the end of fiscal 2006, Griffin Land owned 1,711,000 square feet with 1,194,000 square feet (70%) leased. The increase in the total square footage of Griffin Land’s portfolio from 1,711,000 to 1,837,000 square feet reflects a new industrial building in Tradeport that was completed this year. Approximately 42,000 square feet of this new building was leased at the end of the 2007 second quarter. The increase of approximately 57,000 square feet under lease at the end of the 2007 second quarter versus the end of fiscal 2006 reflects the space leased in the new industrial building and approximately 15,000 square feet of other space leased in the first half of fiscal 2007. Market activity for industrial space in the area where Griffin’s properties are located softened in the first half of 2007, but has recently shown improvement, as evidenced by inquiries from prospective tenants. Although there was an increase, earlier this year, in activity in the market for office space in the area where Griffin’s office properties are located, the office market continues to be relatively soft.

Net sales and other revenue at Imperial decreased from $21.7 million in the 2006 second quarter to $18.9 million in the 2007 second quarter. Imperial’s unit sales volume decreased approximately 25% in the 2007 second quarter as compared to the 2006 second quarter. The lower volume was attributed to less product available for sale this year and generally poor weather in Imperial’s markets during most of the spring. The reduced amount of product available for sale this year reflects Imperial’s efforts last year to move a great deal of the previously unsold product and management’s decision to reduce inventories to levels consistent with sales expectations. The relatively poor weather this year, as compared to last year, resulted in the reduction of reorders this spring, as retail customers’ inventories remained high. Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring. Sales in the second quarter (March through May) are a significant component of the full year’s net sales. Over the past three years, Imperial’s second quarter net sales accounted for at least 62% of the full year net sales in each of those years.

Griffin had consolidated operating profit of $7.5 million in the 2007 second quarter as compared to a consolidated operating loss of $0.3 million in the 2006 second quarter. The increased operating results reflects increases in the operating profit at Griffin Land and Imperial of $7.9 million and $0.2 million, respectively, partially offset by a $0.3 million increase in general corporate expense.

Operating results at Griffin Land in the 2007 and 2006 second quarters were as follows:

	2007	2006
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Rental revenue	$3,453	$2,906
Costs related to rental revenue excluding
depreciation and amortization expense (a)	1,577	1,153
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	1,876	1,753
Revenue from property sales	9,577	-
Costs related to property sales	1,654	-
Gain from property sales	7,923	-
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and and amortization expense (a)	9,799	1,753
General and administrative expenses excluding depreciation
and amortization expense (a)	(723)	(623)
Profit before depreciation and amortization expense (a)	9,076	1,130
Depreciation and amortization expense related to costs of
rental revenue	(1,104)	(1,026)
Depreciation and amortization expense - other	(9)	(7)
Operating profit	$7,963	$97

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense, and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America. They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.1 million in the 2007 second quarter as compared to the 2006 second quarter, reflecting the increased rental revenue partially offset by an increase in costs related to rental revenue excluding depreciation and amortization expense. The higher costs reflect an increase in building operating expenses of $0.4 million in the 2007 second quarter as compared to the 2006 second quarter. The increase in building operating expenses includes $0.2 million related to the warehouse building acquired near the end of the 2006 third quarter, $0.1 million related to the new industrial building placed in service at the beginning of the 2007 second quarter and an increase of $0.1 million for various operating expenses in all of Griffin Land’s buildings.

Revenue from property sales in the 2007 second quarter included two sales of undeveloped land. Each of the land parcels sold had relatively low cost bases, therefore, the aggregate pretax gain on these sales was $7.8 million. The land sales completed in the 2007 second quarter were for the sale of approximately 73 acres of undeveloped land in Griffin Center in Windsor, Connecticut to The Hartford

Insurance Company for their construction of a large office complex and the sale of approximately 103 acres in South Windsor, Connecticut to a food distributor for construction of a distribution facility. Revenue and gains from property sales in the 2007 second quarter also included the recognition of $0.1 million of revenue and approximately $0.1 million of gain that was previously deferred from the 2006 sale to Walgreen of undeveloped land in the New England Tradeport (“Tradeport”), Griffin Land’s industrial park in Windsor and East Granby, Connecticut. The balance of the deferred revenue and gain deferred on that 2006 land sale will be recognized as required road improvements are completed.

Griffin Land’s general and administrative expenses increased approximately $0.1 million in the 2007 second quarter as compared to the 2006 second quarter due principally to higher incentive compensation expense, principally related to the property sales that were completed in the 2007 second quarter. Depreciation and amortization expense at Griffin Land was higher in the 2007 second quarter as compared to the 2006 second quarter due principally to depreciation of $0.1 million on the warehouse facility acquired in the third quarter of last year.

Operating results at Imperial in the 2007 and 2006 second quarters were as follows:

	2007	2006
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Net sales and other revenue	$18,866	$21,687
Cost of goods sold	16,162	19,338
Gross profit	2,704	2,349
Selling, general and administrative expenses	1,908	1,798
Operating profit	$796	$551

The $0.2 million increase in operating profit at Imperial reflects an approximately $0.3 million increase in gross profit offset by an approximately $0.1 increase in selling, general and administrative expenses. The higher gross profit principally reflects improved pricing, including increased charges to customers for product delivery, offset by higher plant costs and a cost of sales charge for unsaleable inventories of approximately $0.4 million in the 2007 second quarter. The improved pricing reflects, in part, independent garden center customers, the most profitable customer segment for Imperial, becoming a larger percentage of Imperial’s total sales. The approximately $0.4 million inventory charge reflects an increase to Imperial’s inventory reserves for plants in its Connecticut operations that have not grown as expected and will not become saleable. Imperial’s gross margins on sales, excluding the effect of the $0.4 million inventory charge in the 2007 second quarter, increased from 10.8% in the 2006 second quarter to 16.2% in the 2007 second quarter.

Imperial’s 2007 second quarter selling, general and administrative expenses increased over the 2006 second quarter due principally to $0.1 million of costs related to the litigation against Griffin and Imperial by employees of a farm labor contractor previously engaged by Imperial. As a percentage of net sales and other revenue, Imperial’s selling, general and administrative expenses increased from 8.3% in the 2006 second quarter to 10.1% in the 2007 second quarter.

Griffin’s general corporate expense was $1.3 million in the 2007 second quarter as compared to $1.0 million in the 2006 second quarter. The increase in general corporate expense principally reflects $0.1 million of costs related to the litigation against Griffin, a $0.1 million increase in incentive compensation expense, principally related to the property sales completed by Griffin Land in the quarter, a $0.1 million increase in costs related to Griffin’s nonqualified savings plan and a $0.1 million increase in donations, due to timing, offset by a reduction in costs related to Griffin’s compliance with Section 404 of the Sarbanes-Oxley Act.
In the 2007 second quarter, Griffin sold 1 million of its approximately 6.5 million shares of Centaur Media and recorded a pretax gain of $2.4 million on those sales. Management may continue to sell a portion of its holdings in Centaur Media this year, depending on the market price of Centaur Media’s common stock and the foreign currency exchange rate.

Griffin’s consolidated interest expense was substantially unchanged in the 2007 second quarter as compared to the 2006 second quarter. An increase in interest expense due to an additional borrowing of $8.5 million under a nonrecourse mortgage loan completed in the 2006 fourth quarter was offset by an increase in the amount of interest capitalized in the 2007 second quarter as compared to the 2006 second quarter. The increase in capitalized interest in the 2007 second quarter reflects interest capitalized on the construction of the new industrial building in Tradeport that was started in this year’s second quarter and interest capitalized on land improvements that were under construction during the 2007 second quarter. Griffin’s average outstanding debt increased to $51.4 million in the 2007 second quarter from $43.9 million in the 2006 second quarter, reflecting the mortgage completed near the end of fiscal 2006.

Griffin’s investment income decreased from $0.6 million in the 2006 second quarter to $0.5 million in the 2007 second quarter. The decrease reflects the inclusion in the 2006 second quarter of $0.2 million from the undistributed equity income from an investment in an agricultural cooperative in which Griffin holds a 25% interest. Because this investment had not been accounted for in periods prior to the 2006 second quarter, the cumulative effect was recorded in investment income in the 2006 second quarter. The investment income in the 2007 second quarter related to that agricultural cooperative was minimal.

Griffin’s effective income tax rate was 37.4% in the 2007 second quarter as compared to 35.5% in the 2006 second quarter. The effective tax rate used in the 2007 second quarter reflects federal income taxes at 35% adjusted for state income taxes. The effective tax rate is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Twenty-Six Weeks Ended June 2, 2007 Compared to the Twenty-Six Weeks Ended June 3, 2006

Net sales and other revenue increased from $28.3 million in the 2006 six month period to $36.5 million in the 2007 six month period, reflecting an increase in revenue of approximately $11.1 million at Griffin Land, partially offset by a decrease in revenue of approximately $2.9 million at Imperial.

Revenue at Griffin Land increased from $5.9 million in the 2006 six month period to $17.0 million in the 2007 six month period. The increase of approximately $11.1 million reflects $10.1 million in revenue from property sales, while there were no property sales in the 2006 six month period, and an increase of $1.0 million of revenue from leasing operations. The increase in Griffin Land's revenue from its leasing operations in the 2007 six month period, as compared to the 2006 six month period, principally reflects leasing space, mostly in the second half of last year, that was vacant during the 2006 six month period.

Net sales and other revenue at Imperial decreased from $22.4 million in the 2006 six month period to $19.4 million in the 2007 six month period. Unit sales volume decreased 26% in the 2007 six month period as compared to the 2006 six month period. The decrease in net sales in the 2007 six month period as compared to the 2006 six month period reflects the factors discussed in the 2007 second quarter results.

Griffin had consolidated operating profit of $5.7 million in the 2007 six month period as compared to a consolidated operating loss of $2.4 million in the 2006 six month period. Operating results at Griffin Land and Imperial increased by approximately $8.7 million and by approximately $0.2 million, respectively, in the 2007 six month period as compared to the 2006 six month period. General corporate expense increased by approximately $0.8 million in the 2007 six month period as compared to the 2006 six month period.

Operating results at Griffin Land in the 2007 and 2006 six month periods were as follows:

	2007	2006
	Six Month Period	Six Month Period
	(amounts in thousands)

Rental revenue	$6,952	$5,920
Costs related to rental revenue excluding
depreciation and amortization expense (a)	3,243	2,607
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	3,709	3,313

Revenue from property sales	10,097	-
Costs related to property sales	1,688	-
Gain from property sales	8,409	-

Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	12,118	3,313
General and administrative expenses excluding depreciation
and amortization expense (a)	(1,414)	(1,339)
Profit before depreciation and amortization expense (a)	10,704	1,974
Depreciation and amortization expense related to costs of
rental revenue	(2,176)	(2,125)
Depreciation and amortization expense - other	(19)	(13)
Operating profit (loss)	$8,509	$(164)

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense, and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America. They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.

The increase of $0.4 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the increase in rental revenue partially offset by an increase in costs related to rental revenue excluding depreciation and amortization expenses. The higher costs reflect a $0.6 million increase in building operating expenses, including $0.4 million of expenses related to the warehouse building acquired in the 2006 third quarter, $0.1 million of expenses related to the new industrial building completed at the beginning of the 2007 second quarter and an increase of $0.1 million in various expenses in all of Griffin Land’s other buildings.

The gain from property sales at Griffin Land in the 2007 six month period principally reflects the sales of two undeveloped land parcels that were completed in the 2007 second quarter, two smaller land sales completed in the 2007 first quarter, and approximately $0.1 million of gain previously deferred from the 2006 sale to Walgreen of undeveloped land in Tradeport.

Griffin Land’s general and administrative expenses increased approximately $0.1 million in the 2007 six month period as compared to the 2006 six month period due principally to higher incentive compensation expense, related to the land sales completed in the 2007 second quarter. Depreciation and amortization expense at Griffin Land increased $0.1 million in the 2007 six month period as compared to the 2006 six month period. Depreciation expense increased by $0.2 million related to the warehouse purchased in the 2006 third quarter and $0.1 million for the new industrial building and tenant improvements placed in service in the 2007 six month period. The effect of those increases were offset by the inclusion in the 2006 six month period of $0.2 million of accelerated depreciation and amortization expense related to leases that terminated last year.

Imperial’s operating results for the 2007 and the 2006 six month periods are as follows:

	2007	2006
	Six Month Period	Six Month Period
	(amounts in thousands)

Net sales and other revenue	$19,433	$22,362
Cost of goods sold	16,787	20,020
Gross profit	2,646	2,342
Selling, general and administrative expenses	2,851	2,756
Operating loss	$(205)	$(414)

The increase in Imperial’s operating results reflects a $0.3 million increase in gross profit partially offset by a $0.1 million increase in selling, general and administrative expenses. The higher gross profit reflects the factors discussed in the 2007 second quarter results. Imperial’s gross margin on sales, excluding a $0.4 million charge for unsaleable inventories in the 2007 second quarter, increased from 10.5% in the 2006 six month period to 15.4 % in the 2007 six month period.

Imperial’s selling, general and administrative expenses increased by $0.1 million in the 2007 six month period as compared to the 2006 six month period, reflecting $0.2 million of costs related to the litigation against Imperial by employees of a farm labor contractor previously engaged by Imperial. That increase was partially offset by a reduction in selling expenses due principally to lower headcount and lower commission expenses. As a percentage of net sales, selling, general and administrative expenses increased from 12.3% in the 2006 six month period to 14.7 % in the 2007 six month period.

Griffin’s general corporate expense increased to $2.6 million in the 2007 six month period from $1.8 million in the 2006 six month period. The increase principally reflects $0.3 million of costs related to the litigation against the Company, an increase of $0.2 million in incentive compensation expense, principally related to the land sales completed by Griffin Land in the 2007 second quarter, an increase in $0.1 million of legal expenses (excluding costs related to the litigation) and $0.1 million for costs related to Griffin’s nonqualified savings plan.

In the 2007 six month period, Griffin sold 1 million of its approximately 6.5 million shares of Centaur Media and recorded a pretax gain of $2.4 million on those sales. Management may continue to sell a portion of its holdings in Centaur Media this year, depending on the market price of Centaur Media’s common stock and the foreign currency exchange rate.

Griffin’s consolidated interest expense of $1.5 million in the 2007 six month period was substantially unchanged from the 2006 six month period. An increase in interest expense due to an additional borrowing of $8.5 million under a nonrecourse mortgage loan completed in the 2006 fourth quarter was offset by an increase in the amount of interest capitalized in the 2007 six month period as compared to the 2006 six month period. The increase in capitalized interest in 2007 reflects interest capitalized on the construction of a building in Tradeport that was completed at the end of the 2007 first quarter, interest capitalized on a new Tradeport industrial building started in the 2007 second quarter and interest capitalized on land improvements that were under construction in the 2007 six month period. Griffin’s average outstanding debt in the 2007 six month period was $51.6 million as compared to $44.0 million in the 2006 six month period.

Griffin’s investment income was $0.9 million in the 2007 six month period as compared to $1.0 million in the 2006 six month period. The 2006 six month period included approximately $0.2 million of undistributed equity income from an investment in an agricultural cooperative in which Griffin holds a 25% interest. Because this investment had not been accounted for in periods prior to the 2006 six month period, the cumulative effect was recorded in investment income in the 2006 six month period. The investment income in the 2007 six month period related to that agricultural cooperative was minimal.

Griffin’s effective income tax rate was 37.4% for the 2007 six month period, as compared to 37.3% for the 2006 six month period. The effective tax rate for the 2007 and 2006 six month periods reflect a 35% rate for federal income taxes adjusted for state income taxes based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $3.5 million in the 2007 six month period as compared to $5.5 million in the 2006 six month period. Net cash provided by operating activities in the 2007 six month period includes $12.7 million of cash generated from a reduction of short-term investments as compared to $12.3 million of cash generated from a reduction of short-term investments in the 2006 six month period. Excluding the cash provided by the reduction in short-term investments in each period, Griffin used cash of $9.2 million in operating activities in the 2007 six month period as compared to $6.8 million in the 2006 six month period. The higher cash used in operating activities in 2007, excluding the cash generated from the reduction of short-term investments, reflects the net effect of the adjustments to net income in the 2007 six month period as compared to the effect of the adjustments to the net loss in the 2006 six month period. Partially offsetting these items was a favorable change in other current assets of $3.7 million, principally reflecting Griffin's income tax receivable related to the fiscal 2006 income tax benefit being offset by federal income taxes payable based on Griffin's earnings in fiscal 2007.

In the 2007 six month period, Griffin had net cash of $1.1 million used in investing activities as compared to $3.7 million used in investing activities in the 2006 six month period. The decrease in net cash used in investing activities in the current year principally reflects cash of $9.3 million generated from property sales partially offset by an increase of $6.3 million of cash held in an escrow account. The increase in cash held in escrow reflects the proceeds of a property sale completed this year being held in escrow for the potential use of acquiring property in a Section 1031 exchange for income tax purposes. If completed, the Section 1031 exchange would defer the payment of income taxes related to the gain from that property sale. In addition, cash of $2.3 million was provided by the sale of a portion of Griffin’s investment in Centaur Media. Additional cash of $0.5 million from a sale of Centaur Media common stock in the 2007 six month period was received subsequent to the end of the 2007 six month period. Partially offsetting the cash provided by those transactions was cash of $6.1 million used for additions to Griffin Land’s real estate assets, principally reflecting the completion of a 127,000 square foot industrial building in Tradeport, built on speculation, the start of construction, on speculation, of a new 149,000 square foot industrial building in Tradeport, site work for several other industrial buildings in Tradeport and tenant improvements related to new leases. Additions to property and equipment, principally for Imperial, were $0.3 million in the 2007 six month period, principally to replace equipment used in Imperial’s farming operations.

Net cash used in financing activities was $1.0 million in the 2007 six month period as compared to net cash of $1.1 million provided by financing activities in the 2006 six month period. The net cash used in financing activities in the 2007 six month period includes $1.6 million of cash used by Griffin to repurchase 42,000 shares of its outstanding common stock and $0.6 million used for principal payments on Griffin Land’s nonrecourse mortgages and payments of capital lease obligations. Partially offsetting those items were $0.9 million of cash provided by the tax benefit of stock options exercised and $0.2 million of cash provided by the exercise of stock options.

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

In the 2007 second quarter, Griffin determined that an agreement to sell to the State of Connecticut Department of Environmental Protection (the "DEP") approximately 165 acres of undeveloped land in Suffield, Connecticut will not be completed. The land would have been used for conservation purposes by the DEP. The agreement was terminated because the current level of certain residual pesticides that remain in the upper portions of the soil from the previous use of the land for farming exceeds certain levels, thereby reducing the amount the DEP would be able to pay for the land. While remediation of the residual pesticides is not required, Griffin is considering its options to perform remediation.

Subsequent to the end of the 2007 second quarter, Griffin Land reached an accord for a settlement with the Town of Simsbury’s land use commissions regarding Meadowood, its proposed residential development. The settlement is subject to approval by the Connecticut Superior Court, which is expected. The settlement provides, among other things, for the number of homes permitted to be built in Meadowood, the amount of open space to be included in Meadowood and resolution of environmental remediation issues prior to the commencement of construction. Griffin Land intends to continue with its Meadowood residential development plans and to proceed with residential development plans on its other land holdings that are appropriate for that use.

On January 31, 2007, Griffin announced that its board of directors had authorized a program to repurchase, from time to time, up to 150,000 shares of its outstanding common stock. The repurchases will be done through private transactions. The program to repurchase does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion. Through the end of the 2007 second quarter, Griffin had repurchased 42,000 shares of its outstanding common stock for $1.6 million. Based on the market price of its common stock at the end of the 2007 second quarter, if the total authorized number of shares is repurchased, Griffin will expend an additional approximately $4.0 million.

Griffin’s payments (including principal and interest) under contractual obligations as of June 2, 2007 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$72.1	$4.5	$15.8	$7.5	$44.3
Capital Lease Obligations	0.3	0.2	0.1	-	-
Operating Lease Obligations	0.2	0.1	0.1	-	-
Purchase Obligations (1)	5.8	5.8	-	-	-
Other (2)	2.2	-	-	-	2.2
	$80.6	$10.6	$16.0	$7.5	$46.5

(1)
Includes obligations for the construction of the shell of a new industrial building by Griffin Land, completion of tenant improvements, infrastructure improvements in Tradeport and for the purchase of raw materials by Imperial.

(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of June 2, 2007, Griffin had cash and short-term investments of approximately $26.6 million, down from $38.2 million at the beginning of the year. The decrease principally reflects the seasonal working capital requirements in the landscape nursery business, Griffin’s investment in its real estate business, and the proceeds from a substantial land sale remaining in escrow held by a third-party, on behalf of Griffin, for the potential acquisition of real estate assets under a Section 1031 exchange for income tax purposes. Management believes that the significant amount of cash and short-term investments currently held by Griffin will be sufficient to finance the working capital requirements of its businesses, the continued investment in Griffin’s real estate assets for the foreseeable future and the repurchase of its common stock as authorized by the board of directors. Griffin may also continue to seek nonrecourse mortgage placements on selected properties. Griffin also anticipates seeking to purchase either or both land and buildings with a substantial portion of its cash and short-term investment balances. Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for Griffin will be fiscal 2008. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin’s mortgage interest rates are described in Note 4 to the unaudited consolidated financial statements included in Item 1. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin did not have any variable rate debt outstanding during the twenty-six weeks ended June 2, 2007.

Griffin is potentially exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk. Griffin’s short-term investments generally consist of debt instruments with maturities ranging from one to thirty-one months, with a weighted average maturity of approximately seven months as of June 2, 2007. These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

Griffin does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that Griffin will not use them as a means to manage interest rate risk in the future.

Griffin does not have foreign currency exposure related to its operations. Griffin has an investment in a public company, Centaur Media, plc, based in the United Kingdom. The liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

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

In 1999, Griffin Land filed land use applications with the land use commissions of Simsbury, Connecticut for Meadowood, a proposed residential development on approximately 363 acres of land. In 2000, Simsbury’s land use commissions issued denials of Griffin Land’s Meadowood application. As a result of those denials, Griffin brought several separate, but related, suits appealing those decisions. In 2002, the trial court upheld two of Griffin Land’s appeals and ordered the town’s Planning and Zoning Commissions to approve the Meadowood application. The town appealed those decisions. In 2004, the Connecticut Supreme Court ordered the Zoning Commission to approve the zoning regulations proposed by Griffin Land for Meadowood. The Connecticut Supreme Court also upheld the denial of the Meadowood application by the Planning Commission because Griffin Land had not obtained the required sewer usage permits at the time the application was made to the Planning Commission. The required sewer usage permits for Meadowood have been subsequently obtained. Also in 2004, the Connecticut Supreme Court reversed a lower court decision that had denied Griffin Land a wetlands permit, and remanded the case to Superior Court for further proceedings to determine if a wetlands permit must be issued. In 2005, the Superior Court ruled that Griffin Land must again apply to the town’s Conservation and Inland Wetlands Commission for a wetlands permit for its proposed Meadowood development. However, the wetlands case was accepted for review by the Connecticut Appellate Court.

In January 2007, Griffin Land and the town of Simsbury jointly filed a motion in the Appellate Court to have the appeal remanded to the Superior Court in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval. On June 13, 2007, at a joint meeting of the town’s Planning, Zoning and Inland Wetlands Commissions, a tentative settlement agreement was presented for their review. The tentative settlement includes, among other things, approval for up to 299 homes, certain remediation measures to be performed by Griffin Land and the purchase by the town, subject to approvals, of a portion of the Meadowood land for town open space. The Zoning and Inland Wetlands Commissions approved resolutions at that meeting accepting the proposed settlement terms. The Planning Commission approved the resolution at a subsequent meeting. The settlement agreement requires the approval of the Connecticut Superior Court, which will consider each Commission’s agreement at a public court hearing and render its decision. If approved, as expected, the previously filed cases would be withdrawn with no further litigation between the parties on this matter.

On June 25, 2007, Griffin and its subsidiary, Imperial Nurseries, settled a lawsuit filed against them and several of their officers and employees (the “Griffin Defendants”) by twelve of the migrant and seasonal workers employed by an independent farm labor contractor, Pro Tree Forestry Services (“Pro Tree”), engaged by Imperial to provide labor at its Connecticut farm. The plaintiffs alleged, among other things, that they worked at Imperial’s Connecticut farm for approximately three months in the spring of 2006; that they were not paid sufficient wages by the Pro Tree defendants as required by state and federal laws; and that the Griffin Defendants were liable as joint and/or integrated employers. The lawsuit included a number of other causes of action against the Pro Tree defendants related to this issue, including claims under the Migrant and Seasonal Agricultural Protection Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Alien Tort Claims Act, and other statutory and common law claims, and asserted that certain of the Griffin Defendants were jointly liable for certain of those claims. The settlement required Griffin to pay certain amounts to the plaintiffs for wages and damages they allegedly suffered. The total cost to Griffin, including legal fees incurred through June 2, 2007 and net of expected recovery under Griffin’s insurance policies, was approximately $500,000.
Imperial has reached an agreement in principle with the United States Department of Labor (the “DOL”) regarding a suit filed by the DOL on April 2, 2007 against Imperial that claimed that Pro Tree had underpaid its employees while they were working at Imperial’s Connecticut farm, and because Pro Tree refused to pay back wages to its employees, Imperial was required to pay those individuals. Imperial accrued $40,000 in selling, general and administrative expenses in the thirteen weeks ended June 2, 2007 for the agreed upon amount of this settlement.

Griffin is involved, as a defendant, in other various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 2, 2006.

ITEM 4	Submission of Matters to a Vote of Security Holders

	(a)	Annual Meeting of Stockholders: May 15, 2007

	(b)	The following were elected as Directors at the Annual Meeting, representing all of the directors:

	(c)(i)	1) Mr. Winston Churchill, Jr. was elected a Director for 2007 with 4,090,871 votes in favor, 995,057 withheld, and 49,735 not voting.

2) Mr. Edgar M. Cullman was elected a Director for 2007 with 4,092,975 votes in favor, 992,953 withheld, and 49,735 not voting.

3) Mr. David M. Danziger was elected a Director for 2007 with 3,904,539 votes in favor, 1,181,389 withheld, and 49,735 not voting.

4) Mr. Frederick M. Danziger was elected a Director for 2007 with 4,092,875 votes in favor, 993,053 withheld, and 49,735 not voting.

5) Mr. Thomas C. Israel was elected a Director for 2007 with 4,077,559 votes in favor, 1,008,369 withheld, and 49,735 not voting.

6) Mr. Alan Plotkin was elected a Director for 2007 with 4,092,895 votes in favor, 993,033 withheld, and 49,735 not voting.

7) Mr. David F. Stein was elected a Director for 2007 with 3,904,559 votes in favor, 1,181,369 withheld, and 49,735 not voting.

(ii)
The authorization of the selection of PricewaterhouseCoopers LLP as independent registered public accountants for 2007 was approved with 4,092,330 votes in favor, 560 opposed, and 1,042,773 not voting.

ITEM 6	EXHIBITS

	Exhibit No.	Description

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

	10.6	Form of 1997 Stock Option Plan of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

	10.7	Form of 401(k) Plan of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

	10.17	Loan Agreement dated June 24, 1999 (incorporated by reference to Form 10-Q dated August 28, 1999, filed October 8, 1999)

10.21
Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company (incorporated by reference to Form 10-Q dated August 31, 2002, filed October 11, 2002)

10.24
Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank (incorporated by reference to Form 10-K dated November 30, 2002, filed February 28, 2003)

10.28
Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company (incorporated by reference to Form 10-Q dated May 29, 2004, filed July 13, 2004)

10.29
Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company (incorporated by reference to Form 10-Q dated May 28, 2005, filed on November 2, 2005)

10.30	Promissory Note dated July 6, 2005 (incorporated by reference to Form 10-Q dated May 28, 2005, filed on November 2, 2005)

10.31
Guaranty Agreement as of July 6, 2005 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-Q dated May 28, 2005, filed on November 2, 2005)

10.32
Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company (incorporated by reference to Form 10-K dated December 2, 2006, filed February 15, 2007)

10.33	Amended and Restated Promissory Note dated November 16, 2006 (incorporated by reference to Form 10-K dated December 2, 2006, filed February 15, 2007)

10.34
Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-K dated December 2, 2006, filed February 15, 2007)

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

GRIFFIN LAND & NURSERIES, INC.

/s/ FREDERICK M. DANZIGER
Date: July 12, 2007	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
Date: July 12, 2007	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary