Form 10-Q
period 2007-09-01
GRIFFIN LAND & NURSERIES INC
filed 2007-10-11
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 1, 2007

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

Number of shares of Common Stock outstanding at October 1, 2007: 5,080,649

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 and 39 Weeks Ended September 1, 2007 and September 2, 2006	3

		Consolidated Balance Sheets (unaudited)
		September 1, 2007 and December 2, 2006	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		39 Weeks Ended September 1, 2007 and September 2, 2006	5

		Consolidated Statements of Cash Flows (unaudited)
		39 Weeks Ended September 1, 2007 and September 2, 2006	6

		Notes to Consolidated Financial Statements (unaudited)	7-19

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	20-33

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	33

	ITEM 4	Controls and Procedures	34

PART II -		OTHER INFORMATION

	ITEM 1	Legal Proceedings	34-35

	ITEM 1A	Risk Factors	35

	ITEM 6	Exhibits	35-37

		SIGNATURES	38

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Sept. 1, 2007	Sept. 2, 2006	Sept. 1, 2007	Sept. 2, 2006
Landscape nursery net sales	$4,861	$5,104	$24,294	$27,466
Rental revenue and property sales	7,287	12,593	24,336	18,513
Total revenue	12,148	17,697	48,630	45,979
Costs of landscape nursery sales	4,387	5,527	21,174	25,547
Costs related to rental revenue and property sales	3,483	4,830	10,590	9,562
Total costs of goods sold	7,870	10,357	31,764	35,109
Gross profit	4,278	7,340	16,866	10,870
Selling, general and administrative expenses	2,592	3,405	9,457	9,320
Operating profit	1,686	3,935	7,409	1,550
Gain on sale of Centaur Media common stock	476	-	2,873	-
Interest expense	(793)	(732)	(2,339)	(2,259)
Investment income	2,105	584	3,018	1,571
Income before income tax provision	3,474	3,787	10,961	862
Income tax provision	1,191	1,188	3,993	98
Net income	$2,283	$2,599	$6,968	$764

Basic net income per common share	$0.44	$0.51	$1.35	$0.15
Diluted net income per common share	$0.43	$0.49	$1.32	$0.15

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	Sept. 1, 2007	Dec. 2, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,011	$2,265
Short-term investments, net	26,842	35,973
Accounts receivable, less allowance of $146 and $143	4,365	2,559
Inventories, net	28,629	30,579
Deferred income taxes	1,294	2,331
Other current assets	6,567	7,226
Total current assets	72,708	80,933
Real estate held for sale or lease, net	105,237	101,544
Property and equipment, net	8,540	9,144
Investment in Centaur Media, plc	13,757	18,592
Other assets	12,953	6,402
Total assets	$213,195	$216,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$2,260	$1,197
Accounts payable and accrued liabilities	5,568	7,813
Deferred revenue	4,808	6,245
Total current liabilities	12,636	15,255
Long-term debt	48,739	50,631
Deferred income taxes	4,860	6,990
Other noncurrent liabilities	4,380	4,125
Total liabilities	70,615	77,001

Commitments and contingencies (Note 8)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,309,232 and 5,177,709 shares issued,
respectively, 5,151,549 and 5,132,663 shares
outstanding, respectively	53	52
Additional paid-in capital	101,415	98,549
Retained earnings	39,345	32,377
Accumulated other comprehensive income, net of tax	7,196	9,942
Treasury stock, at cost, 157,683 and 45,046 shares, respectively	(5,429)	(1,306)
Total stockholders' equity	142,580	139,614
Total liabilities and stockholders' equity	$213,195	$216,615

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Thirty-Nine Weeks Ended September 1, 2007 and September 2, 2006
(dollars in thousands)
(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Income (Loss)
Balance at Dec. 3, 2005	4,999,604	$50	$95,339	$32,809	$4,659	$-	$132,857

Exercise of stock options
including tax benefit of $866	102,605	1	1,679	-	-	-	1,680

Stock-based compensation
expense	-	-	87	-	-	-	87

Net income	-	-	-	764	-	-	764	$764

Other comprehensive income	-	-	-	-	2,682	-	2,682	2,682

Balance at Sept. 2, 2006	5,102,209	$51	$97,105	$33,573	$7,341	$-	$138,070	$3,446

Balance at Dec. 2, 2006	5,177,709	$52	$98,549	$32,377	$9,942	$(1,306)	$139,614

Exercise of stock options,
including tax benefit of $949,
and shares tendered related to
stock options exercised	131,523	1	2,771	-	-	(2,568)	204

Stock-based compensation
expense	-	-	95	-	-	-	95

Repurchase of common stock	-	-	-	-	-	(1,555)	(1,555)

Net income	-	-	-	6,968	-	-	6,968	$6,968

Reclassification for gains on
the sale of Centaur Media, plc
included in net income	-	-	-	-	(1,868)	-	(1,868)	(1,868)

Other comprehensive loss	-	-	-	-	(878)	-	(878)	(878)

Balance at Sept. 1, 2007	5,309,232	$53	$101,415	$39,345	$7,196	$(5,429)	$142,580	$4,222

		See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 39 Weeks Ended,
	Sept. 1, 2007	Sept. 2, 2006
Operating activities:
Net income	$6,968	$764
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,308	3,933
Gain on sales of properties	(11,307)	(6,960)
Gain on sale of common stock in Centaur Media, plc	(2,873)	-
Deferred income taxes	(620)	27
Taxes in other comprehensive income reclassified into net income	1,022	-
Provision for inventory losses	655	727
Unrealized loss (gain) on trading securities	393	(154)
Stock based compensation expense	95	87
Amortization of debt issuance costs	75	62
Provision for bad debts	14	83
Equity income from investment in agricultural cooperative	(7)	(151)
Changes in assets and liabilities:
Short-term investments	8,738	9,388
Accounts receivable	(1,820)	(1,843)
Inventories	1,295	2,932
Other current assets	653	(1,500)
Accounts payable and accrued liabilities	(1,625)	(146)
Payment of employee withholding taxes on stock options exercised	(994)	-
Mortgage escrow accounts	(677)	(28)
Deferred revenue	608	1,002
Other, net	(214)	(92)
Net cash provided by operating activities	4,687	8,131

Investing activities:
Proceeds from sales of properties, net of expenses	11,361	14,009
Increase in cash held in escrow by a third party	(6,400)	-
Additions to real estate held for sale or lease	(8,895)	(21,114)
Proceeds from sale of common stock in Centaur Media, plc	3,467	-
Additions to property and equipment	(398)	(342)
Proceeds from distribution from Shemin Nurseries Holding Corp.	189	-
Net cash used in investing activities	(676)	(7,447)

Financing activities:
Repurchase of common stock	(1,555)	-
Tax benefit of stock options exercised	949	866
Payments of debt	(908)	(736)
Exercise of stock options	249	814
Net cash (used in) provided by financing activities	(1,265)	944
Net increase in cash and cash equivalents	2,746	1,628
Cash and cash equivalents at beginning of period	2,265	1,207
Cash and cash equivalents at end of period	$5,011	$2,835
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

The results of operations for the thirteen and thirty-nine weeks ended September 1, 2007 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior year have been reclassified to conform to the current presentation.

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

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Sept. 1, 2007	Sept. 2, 2006	Sept. 1, 2007	Sept. 2, 2006
Total revenue:
Landscape nursery net sales	$4,861	$5,104	$24,294	$27,466
Rental revenue and property sales	7,287	12,593	24,336	18,513
	$12,148	$17,697	$48,630	$45,979
Operating profit (loss):
Landscape nursery	$(679)	$(1,572)	$(884)	$(1,986)
Real estate	3,192	6,776	11,701	6,612
Industry segment totals	2,513	5,204	10,817	4,626
General corporate expense	(827)	(1,269)	(3,408)	(3,076)
Operating profit	1,686	3,935	7,409	1,550
Gain on sale of Centaur Media common stock	476	-	2,873	-
Interest expense	(793)	(732)	(2,339)	(2,259)
Investment income	2,105	584	3,018	1,571
Income before income tax provision	$3,474	$3,787	$10,961	$862

Identifiable assets:	Sept. 1, 2007	Dec. 2, 2006
Landscape nursery	$41,468	$42,065
Real estate	121,507	110,384
Industry segment totals	162,975	152,449
General corporate (consists primarily of investments)	50,220	64,166
Total assets	$213,195	$216,615

Revenue of the real estate segment for the thirteen and thirty-nine weeks ended September 1, 2007 includes property sales revenue of $3,798 and $13,895, respectively.  Revenue of the real estate segment for the thirteen and thirty-nine weeks ended September 2, 2006 includes property sales revenue of $9,633.

4.      Long-Term Debt

Long-term debt includes:

	Sept. 1, 2007	Dec. 2, 2006
Nonrecourse mortgages:
8.54%, due July 1, 2009	$7,608	$7,681
6.08%, due January 1, 2013	8,882	9,042
6.30%, due May 1, 2014	1,111	1,208
5.73%, due July 1, 2015	20,794	20,983
8.13%, due April 1, 2016	5,341	5,497
7.0%, due October 1, 2017	7,023	7,139
Total nonrecourse mortgages	50,759	51,550
Capital leases	240	278
Total	50,999	51,828
Less: current portion	(2,260)	(1,197)
Total long-term debt	$48,739	$50,631

Griffin Land is currently not in compliance with the debt service coverage ratio requirement of its 6.08% mortgage due January 1, 2013, collateralized by two multi-story office buildings located in Griffin Center in Windsor, Connecticut.  In connection with a voluntary $1 million prepayment of principal on this mortgage that is expected to be made in the 2007 fourth quarter, the lender will defer the debt service coverage requirement until the beginning of fiscal 2009.  As a result of the expected prepayment, Griffin Land will incur a prepayment penalty of $20 to be paid at the maturity of the mortgage.  The loan’s future monthly payments will be adjusted as a result of this prepayment, but the loan’s interest rate and maturity date will not change as a result of this prepayment.

At September 1, 2007 and December 2, 2006, the fair values of Griffin's mortgages were $50.6 million and $54.0 million, respectively. Fair value is based on the present value of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

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

Stock options issued expire ten years from the grant date.  Stock options issued to independent directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to independent directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at September 1, 2007 may be exercised as stock appreciation rights.

There were 4,208 and 14,140 stock options granted during the thirty-nine weeks ended September 1, 2007 and September 2, 2006, respectively.  In the thirty-nine weeks ended September 1, 2007, the fair value of the stock options granted was $22.17.  In the thirty-nine weeks ended September 2, 2006, the fair values of the stock options granted were $18.38 for 5,140 stock options and $15.98 for 9,000 stock options.  The fair values of the stock options granted were estimated as of the dates of grant using the

Black-Scholes model.  Assumptions used in determining the fair values of the stock options granted were as follows:

	For the 39 Weeks Ended,
	Sept. 1, 2007	Sept. 2, 2006

Expected volatility	43.43%	40.83% to 43.31%
Risk free interest rate	4.65%	5.03% to 5.10%
Option term	8.8 years	7 to 8.8 years
Dividend yield	none	none

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 39 Weeks Ended,
	September 1, 2007		September 2, 2006
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	347,300	$13.84	503,857	$12.65
Exercised	(131,523)	13.86	(102,605)	7.94
Vested	14,601	19.71	21,548	16.59
Outstanding at end of period	230,378	14.21	422,800	13.99

Range of Exercise Prices for Vested Options	Outstanding at Sept. 1, 2007	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value (in thousands)
$11.00-$18.00	216,892	$13.52	2.4	$1,175
Over $24.00	13,486	25.21	7.2	154
	230,378	14.21	2.7	$1,329

	For the 39 Weeks Ended,
	September 1, 2007		September 2, 2006
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	28,741	$25.27	36,816	$17.78
Granted	4,208	38.00	14,140	31.01
Vested	(14,601)	19.71	(21,548)	16.59
Forfeited	-	-	(667)	14.35
Nonvested at end of period	18,348	32.62	28,741	25.27

Range of Exercise Prices for Nonvested Options	Outstanding at Sept. 1, 2007	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value (in thousands)
Over $24.00	18,348	$32.62	9.0	$332

Number of option holders at September 1, 2007	19

Compensation cost recognized in the thirteen weeks ended September 1, 2007 and September 2, 2006 was $30 and $34, respectively, with related tax benefits of $8 and $10, respectively.  Compensation cost recognized in the thirty-nine weeks ended September 1, 2007 and September 2, 2006 was $95 and $87, respectively, with related tax benefits of $25 and $27, respectively.

As of September 1, 2007, there was $30 of unrecognized compensation cost related to nonvested stock options that will be recognized during the remainder of fiscal 2007, $94 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal 2008, $43 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal 2009 and a total of $17 of unrecognized compensation cost related to nonvested stock options that will be recognized in fiscal years 2010 and 2011.  The total fair value of shares vested during the thirty-nine weeks ended September 1, 2007 and September 2, 2006 was $130 and $161, respectively.

6.      Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Sept. 1, 2007	Sept. 2, 2006	Sept. 1, 2007	Sept. 2, 2006

Net income as reported for computation
of basic and diluted per share results	$2,283	$2,599	$6,968	$764

Weighted average shares outstanding for
computation of basic per share results	5,151,000	5,099,000	5,145,000	5,072,000

Incremental shares from assumed exercise
of Griffin stock options	103,000	168,000	129,000	182,000

Weighted average shares outstanding for
computation of diluted per share results	5,254,000	5,267,000	5,274,000	5,254,000

7.      Supplemental Financial Statement Information

Investments

Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities.”   Accordingly, the securities are recorded at their fair values based upon the quoted market prices of those investments at the balance sheet dates, and net realized and unrealized gains and losses on those investments are included in pretax income (loss).  At September 1, 2007 and December 2, 2006, $0.8 million and $0.4 million, respectively, of Griffin’s short-term investments were being used as collateral for letters of credit of Griffin Land.  The composition of short-term investments at September 1, 2007 and December 2, 2006 is as follows:

	September 1, 2007		December 2, 2006
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$20,864	$20,900	$-	$-
Federal agency securities	5,132	5,189	12,289	12,440
Certificates of deposit	753	753	9,069	9,342
Commercial paper	-	-	14,129	14,191
Total short-term investments	$26,749	$26,842	$35,487	$35,973

Investment income for the thirteen and thirty-nine weeks ended September 1, 2007 and September 2, 2006 includes:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Sept. 1, 2007	Sept. 2, 2006	Sept. 1, 2007	Sept. 2, 2006

Dividend income from Shemin Nurseries Holding Corp.	$1,628	$-	$1,628	$-
Interest and dividend income from short-term investments	158	180	369	315
Net realized gains on the sales of short-term investments	411	397	1,407	951
Net unrealized (loss) gain on short-term investments	(92)	7	(393)	154
Other investment income	-	-	7	151
	$2,105	$584	$3,018	$1,571

Included in investment income in the thirteen and thirty-nine weeks ended September 1, 2007 is $1.6 million of a total of $1.8 million in cash received from Shemin Nurseries Holding Corp. (“SNHC”).  The amount reported as dividend income is based on the amount of cumulative earnings of SNHC, with the balance of the amount received from SNHC reported as a return of investment.  After this transaction, Griffin’s remaining investment in SNHC is $0.3 million and is included in other assets on Griffin’s consolidated balance sheet.  Griffin, which holds approximately 14% of the outstanding common stock of SNHC, accounts for its investment in SNHC under the cost method of accounting for investments.

Other investment income in the thirty-nine weeks ended September 2, 2006 reflects $151, before taxes, as Griffin’s share of the cumulative undistributed equity income from an investment in an agricultural cooperative, in which Griffin held a 25% interest, that manufactures and sells liquid fertilizer to its members who are growers of landscape nursery products.  Annual patronage rebates from this investment are accounted for as a reduction of the cost of landscape nursery sales.  Because this investment had not been accounted for in periods prior to the thirty-nine weeks ended September 2, 2006, the cumulative effect was recorded as other investment income in the thirty-nine weeks ended September 2, 2006.  Management believes that the amount recorded was immaterial to annual periods.

Deferred Revenue on Land Sale

In fiscal 2006, Griffin sold 130 acres of undeveloped land in the New England Tradeport (“Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut, for cash proceeds of $13.0 million.  As provided in the terms of the contract for the sale of the land, and as required under the State Traffic Commission Certificate covering the area in Tradeport located in Windsor, certain improvements to existing roads were required.  The cost of these improvements is the responsibility of Griffin Land, however, a portion of the costs will either be reimbursed from the purchaser of the land or performed by the town.  As a result of Griffin Land’s continuing involvement with the required improvements to the existing roads, this land sale was accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required improvements to existing roads. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.

In the thirteen weeks ended September 1, 2007, management reduced its estimate of the total costs to be incurred to complete the required improvements due to changes to the design of certain portions of the required improvements.  As a result, the total projected pretax gain on this transaction was increased from $9.7 million to $10.2 million, and the percentage of completion through September 1, 2007 increased as a result of the reduction of the expected total costs.  As of September 1, 2007, approximately 75% of the total costs related to this transaction had been incurred, therefore, from the date of the transaction through September 1, 2007, 75% of the total revenue and pretax gain on the sale have been recognized in Griffin’s statements of operations.  Griffin’s statements of operations for the thirteen and thirty-nine weeks ended September 1, 2007 include revenue of $1.7 million and $1.8 million, respectively, and a pretax gain of $1.6 million and $1.7 million, respectively, from this land sale.  Griffin’s fiscal 2006 statement of operations included revenue of $7.9 million and a pretax gain of $5.9 million from this land sale.  The balance of the revenue and the pretax gain on sale will be recognized as the remaining costs, principally the required roadwork improvements, are incurred, which is expected to take place over the next nine months.  Included on Griffin’s balance sheet as of September 1, 2007 is deferred revenue of approximately $3.3 million that will be recognized as the road improvements are completed.  Management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, however, increases or decreases in projected future costs from current estimated amounts would reduce or increase the amount of gain to be recognized in future periods.

Accumulated Other Comprehensive Income

In the thirteen weeks ended September 1, 2007, Griffin sold 200,000 shares that it held in Centaur Media, plc (“Centaur Media”) for proceeds of $0.6 million.  In the first six months of fiscal 2007, Griffin sold 1,000,000 shares of Centaur Media for proceeds of $2.9 million.  As of September 1, 2007, Griffin holds 5,277,150 shares of the 6,477,150 shares in Centaur Media that it held at the beginning of this year.  Griffin’s investment in Centaur Media is accounted for as an available-for-sale security under SFAS No. 115 “Accounting for Investments.”  Accordingly, the investment in Centaur Media is carried at its fair value on Griffin’s consolidated balance sheet, with increases or decreases recorded, net of tax, in other comprehensive income.  Upon the sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that were sold during the time Griffin held those shares is reclassified from accumulated other comprehensive income and included in Griffin’s net income.

Changes in accumulated other comprehensive income for the thirty-nine weeks ended September 1, 2007 and September 2, 2006 consist of the following:

	For the 39 Weeks Ended,
	Sept. 1, 2007	Sept. 2, 2006

Balance at beginning of period	$9,942	$4,659
Reclassification to recognize sale of shares and related
gains on Centaur Media, plc included in net income,
net of tax provision of $1,022	(1,868)	-
(Decrease) increase in fair value at end of period of Centaur Media
plc, net of tax benefit of $551 and tax provision of $982, respectively	(1,024)	1,824
Increase in value of Centaur Media, plc, due to foreign currency exchange rate changes, net of tax provision of $78 and $461,
respectively	146	858
Balance at end of period	$7,196	$7,341

Treasury Stock

On May 10, 2007, Griffin repurchased 42,000 of its outstanding shares for approximately $1.6 million.  Also, thus far this year, Griffin has received 70,637 shares of its common stock in connection with the exercise of stock options and for reimbursement of income tax withholdings related to those stock option exercises, which, together, increased treasury stock by approximately $2.6 million.  Griffin remitted approximately $1.0 million to the federal, state and municipal governments on behalf of certain employees for the applicable withholding taxes related to those stock option exercises.

Supplemental Cash Flow Information

Included in accounts payable and accrued liabilities at September 1, 2007 and December 2, 2006 were $1,262 and $1,882, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease decreased $620 in the thirty-nine weeks ended September 1, 2007 and increased $1,827 in the thirty-nine weeks ended September 2, 2006.

Griffin incurred new capital lease obligations of $79 and $84, respectively, in the thirty-nine weeks ended September 1, 2007 and September 2, 2006.

Inventories

Inventories consist of:

	Sept. 1, 2007	Dec. 2, 2006

Nursery stock	$27,704	$29,415
Materials and supplies	1,907	2,372
	29,611	31,787
Reserves	(982)	(1,208)
	$28,629	$30,579

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	Sept. 1, 2007	Dec. 2, 2006
Land		$674	$674
Land improvements	10 to 20 years	5,507	5,478
Buildings and improvements	10 to 40 years	3,060	3,060
Machinery and equipment	3 to 20 years	17,389	17,231
		26,630	26,443
Accumulated depreciation		(18,090)	(17,299)
		$8,540	$9,144

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		September 1, 2007
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,696	$6,437	$8,133
Land improvements	15 years	12	6,113	6,125
Buildings and improvements	10 to 40 years	-	88,380	88,380
Tenant improvements	Shorter of useful life or terms of related lease	-	9,596	9,596
Development costs		6,704	11,319	18,023
		8,412	121,845	130,257
Accumulated depreciation		-	(25,020)	(25,020)
		$8,412	$96,825	$105,237

		December 2, 2006
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,720	$6,396	$8,116
Land improvements	15 years	12	5,614	5,626
Buildings and improvements	10 to 40 years	-	81,857	81,857
Tenant improvements	Shorter of useful life or terms of related lease	-	9,034	9,034
Development costs		7,179	12,056	19,235
		8,911	114,957	123,868
Accumulated depreciation		-	(22,324)	(22,324)
		$8,911	$92,633	$101,544

Other Assets

Included in other assets at September 1, 2007 is restricted cash of $6.4 million reflecting the net cash proceeds from a land sale completed earlier this year.  The cash is being held in escrow by a third-party, on behalf of Griffin, potentially to acquire a property in connection with a Section 1031 exchange for income tax purposes.  If completed, the Section 1031 exchange would defer the payment of income taxes related to all or a portion of the gain on the property sold.  If the acquisition of a property for a Section 1031 exchange is not completed, the cash proceeds from the land sale will be remitted to Griffin.

Income Taxes

Griffin’s effective income tax rates were 34.3% and 36.4%, respectively, in the thirteen and thirty-nine week periods ended September 1, 2007 as compared to 31.4% and 11.4%, respectively, in the thirteen and thirty-nine week periods ended September 2, 2006.  The effective tax rates in the thirteen and thirty-nine weeks ended September 1, 2007 reflect the statutory rate of 35% adjusted for state income taxes and permanent differences between book and taxable income.  The effective tax rates used in the interim periods are based on management’s projections for the balance of the year.  To the extent that actual results differ from those projections, the effective income tax rate may change.

A deferred tax asset of $473 and a deferred tax liability of $1,443 were included as a credit and a charge, respectively, to other comprehensive income in the thirty-nine weeks ended September 1, 2007 and September 2, 2006, respectively, related to the mark to market adjustments on Griffin’s investment in Centaur Media.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Because Griffin's obligation for retiree medical benefits is fixed under the terms of its postretirement benefits program, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost. Griffin's postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets.  Griffin's contributions to the program for the thirty-nine weeks ended September 1, 2007 and September 2, 2006 were $7 and $9, respectively, with an expected contribution of $10 for the fiscal 2007 full year.  The components of Griffin's postretirement benefits expense are immaterial for all periods presented.

Settlement of Litigation

On June 25, 2007, Griffin and its subsidiary, Imperial Nurseries, settled a lawsuit filed against them and several of their officers and employees (the “Griffin Defendants”) by twelve migrant and seasonal workers employed by an independent farm labor contractor, Pro Tree Forestry Services (“Pro Tree”), that had been engaged by Imperial to provide labor at its Connecticut farm.  The plaintiffs alleged, among other things, that they worked at Imperial’s Connecticut farm for approximately three months in the spring of 2006; that they were not paid sufficient wages by the Pro Tree defendants as required by state and federal laws; and that the Griffin Defendants were liable as joint and/or integrated employers.  The lawsuit included a number of other causes of action against the Pro Tree defendants related to this issue, including claims under the Migrant and Seasonal Agricultural Protection Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Alien Tort Claims Act, and other statutory and common law claims, and asserted that certain of the Griffin Defendants were jointly liable for certain of those claims.  Under the settlement, Griffin agreed to pay certain amounts to the plaintiffs for wages and damages they allegedly suffered.  In addition, on July 13, 2007, Imperial settled a lawsuit filed against it by the United States Department of Labor (the “DOL”) that claimed that Pro Tree had underpaid its employees while they were working at Imperial’s Connecticut farm, and because Pro Tree refused to pay back wages to its employees, Imperial was required to pay those individuals.  The total cost to Griffin for the settlement of both those lawsuits, including legal fees incurred through September 1, 2007 and net of recovery under Griffin’s insurance policies, was approximately $0.5 million, which is included in selling, general and administrative expenses.  Substantially all of the cost was recorded in the first two quarters of fiscal 2007.

8.      Commitments and Contingencies

    As of September 1, 2007, Griffin had committed purchase obligations of $3.3 million, principally for Griffin Land’s construction of the shell of a new industrial building in Tradeport, site work for additional industrial buildings in Tradeport and required infrastructure improvements at Tradeport.  The infrastructure improvements are required by the Connecticut State Traffic Commission in connection with an increase in the permitted square feet of construction in the portion of Tradeport located in Windsor,

Connecticut.  Griffin posted a $6.5 million performance bond with the state to ensure that the infrastructure improvements are completed.

As of September 1, 2007, there were two collateralized letters of credit outstanding, aggregating approximately $0.8 million, issued by Griffin Land in favor of the towns of Suffield and Windsor, Connecticut that ensures Griffin Land’s performance in completing certain infrastructure for Griffin Land’s residential development, Stratton Farms and certain road improvements at New England Tradeport.  The letters of credit are collateralized by short-term investments of $0.8 million.

On January 31, 2007, Griffin announced that its board of directors had authorized a program to repurchase, from time to time, up to 150,000 shares of its outstanding common stock.  The repurchases, if and when made, will be done through private transactions.  The program to repurchase does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion.  Through September 1, 2007, Griffin has repurchased 42,000 shares of its outstanding common stock for $1.6 million.  Subsequent to September 1, 2007, Griffin repurchased an additional 70,900 shares for $2.6 million.

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

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended December 2, 2006 included in Griffin’s Report on Form 10-K as filed with the Securities and Exchange Commission.  The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported.  Actual results could differ from those estimates.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and thirty-nine weeks ended September 1, 2007 are consistent with those used by Griffin in preparation of its fiscal 2006 financial statements except for the total projected costs of the required roadwork improvements related to the land sale to Walgreen, which were reduced as a result of changes to the design of certain portions of the required improvements.

Summary

Griffin had net income of $2.3 million for the thirteen weeks ended September 1, 2007 (the “2007 third quarter”) as compared to net income of $2.6 million for the thirteen weeks ended September 2, 2006 (the “2006 third quarter”).  The lower results in the 2007 third quarter as compared to the 2006 third quarter were principally due to lower profit from property sales by Griffin Land partially offset by a lower operating loss at Imperial, higher investment income and a gain from the sale of a portion of Griffin’s investment in Centaur Media, plc.

Griffin had net income of $7.0 million for the thirty-nine weeks ended September 1, 2007 (the “2007 nine month period”) as compared to net income of $0.8 million for the thirty-nine weeks ended September 2, 2006 (the “2006 nine month period”).  The increase in net income was principally due to higher profit on property sales by Griffin Land, improved results from Griffin Land’s leasing operations, a lower operating loss at Imperial Nurseries, higher investment income and a gain on the sale of a portion of Griffin’s investment in Centaur Media, plc.

At the beginning of fiscal 2006, Griffin adopted the fair value recognition provisions of SFAS No. 123(R) “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”) using the modified prospective method of adoption. The effect of the adoption of SFAS No. 123(R) on the 2006 third quarter and 2006 nine month period results of operations was not material. See Notes 1 and 5 to the consolidated financial statements included in Item 1.

Results of Operations

Thirteen Weeks Ended September 1, 2007 Compared to the Thirteen Weeks Ended September 2, 2006

Griffin’s consolidated total revenue decreased from $17.7 million in the 2006 third quarter to $12.1 million in the 2007 third quarter.  The decrease of approximately $5.5 million reflects a $5.3 million decrease in revenue at Griffin Land and a $0.2 million decrease in revenue at Imperial.

The $5.3 million decrease in revenue at Griffin Land reflects a decrease of $5.8 million in revenue from property sales partially offset by an increase of $0.5 million in revenue from its leasing operations.  Property sales occur periodically and changes in revenue from period to period from these transactions are generally not indicators of any trends in the real estate business.  Property sales revenue in the 2007 third quarter includes $2.1 million from the sale of the second phase of residential lots in Stratton Farms, Griffin Land’s residential development in Suffield, Connecticut and the recognition of $1.7 million of revenue previously deferred from last year’s land sale to Walgreen.  The revenue recognized in the 2007 third quarter reflects the effect of management reducing its estimate of the total costs to be incurred to complete the required improvements due to changes to the design of certain portions of the required improvements.  Property sales revenue in the 2006 third quarter included $7.8 million from the sale to Walgreen of 130 acres of undeveloped land in the New England Tradeport (“Tradeport”), Griffin Land’s industrial park in Windsor and East Granby, Connecticut.  The total proceeds on that sale were  $13.0 million, but only $7.8 million was initially recognized as revenue with the balance deferred and to be recognized as required road improvements are completed.  That property sale was accounted for under the percentage of completion method due to the requirement that Griffin Land complete certain offsite improvements under the sale agreement.  The 2006 third quarter also included $1.0 million of revenue from the initial sale of residential lots in Stratton Farms.

The $0.5 million increase in Griffin Land's revenue from its leasing operations in the 2007 third quarter, as compared to the 2006 third quarter, principally reflects $0.4 million of revenue from leasing previously vacant space and $0.1 million of revenue from the new Tradeport industrial building that was completed in the 2007 second quarter and partially leased.  At September 1, 2007, Griffin Land owned 1,837,000 square feet of industrial, flex and office space, with 1,275,000 square feet (69%) leased.  Griffin Land’s vacant space at September 1, 2007 includes a 308,000 square foot warehouse, which has remained vacant since it was acquired near the end of the 2006 third quarter.  Excluding that building, Griffin’s occupancy rate was 83% as of September 1, 2007.  At the end of fiscal 2006, Griffin Land owned 1,711,000 square feet with 1,194,000 square feet (70%) leased.  The increase in the total square footage of Griffin Land’s portfolio from 1,711,000 to 1,837,000 square feet reflects a new industrial building in Tradeport completed earlier this year.  Approximately 42,000 square feet of this new building was leased at the end of the 2007 third quarter.  The increase of approximately 81,000 square feet under lease at the end of the 2007 third quarter versus the end of fiscal 2006 reflects the space leased in the new industrial building placed in service earlier this year and approximately 39,000 square feet of previously vacant space leased during the first three quarters of fiscal 2007.  Market activity for industrial space in the area where Griffin’s properties are located softened in 2007 as compared to last year, although there has been a recent increase in requests for proposals from prospective tenants.  Although there was an increase, earlier this year, in activity in the market for office space in the area where Griffin’s office properties are located, the office market continues to be relatively soft.

Net sales and other revenue at Imperial decreased from $5.1 million in the 2006 third quarter to $4.9 million in the 2007 third quarter.  Imperial’s unit sales volume decreased approximately 24% in the 2007 third quarter as compared to the 2006 third quarter.  The decrease in net sales was proportionately less than the unit sales volume decrease due to higher pricing in the 2007 third quarter, as compared to the 2006 third quarter, and selling, on average, larger units in the 2007 third quarter than the 2006 third quarter. The higher pricing in the 2007 third quarter principally reflects Imperial selling a greater percentage of its product to independent garden centers this year, the customer segment with the most favorable pricing for Imperial, and increases in delivery charges this year. Imperial’s sales to independent garden centers increased to approximately 53% in the 2007 third quarter from approximately 44% in the 2006 third quarter.
Griffin had consolidated operating profit of $1.7 million in the 2007 third quarter as compared to consolidated operating profit of $3.9 million in the 2006 third quarter.  The decrease in operating profit reflects a decrease of $3.5 million in the operating profit at Griffin Land partially offset by a $0.9 million decrease in Imperial’s operating loss and a $0.4 million decrease in general corporate expense.

 Operating results at Griffin Land in the 2007 and 2006 third quarters were as follows:

	2007	2006
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Rental revenue	$3,489	$2,960
Costs related to rental revenue excluding
depreciation and amortization expense (a)	1,472	1,202
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	2,017	1,758

Revenue from property sales	3,798	9,633
Costs related to property sales	900	2,673
Gain from property sales	2,898	6,960
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and and amortization expense (a)	4,915	8,718
General and administrative expenses excluding depreciation
and amortization expense (a)	(604)	(981)
Profit before depreciation and amortization expense (a)	4,311	7,737
Depreciation and amortization expense related to costs of
rental revenue	(1,111)	(955)
Depreciation and amortization expense - other	(8)	(6)
Operating profit	$3,192	$6,776

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

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.3 million in the 2007 third quarter as compared to the 2006 third quarter, reflecting the increased rental revenue partially offset by an increase in costs related to rental revenue excluding depreciation and amortization expense.  The higher costs reflect the increase in building operating expenses due to the effect of the warehouse building purchased at the end of the 2006 third quarter and the effect of the Tradeport industrial building that was completed earlier this year.  Building operating expenses for Griffin Land’s other facilities were substantially unchanged in the 2007 third quarter as compared to the 2006 third quarter.

Profit from property sales in the 2007 third quarter includes the sale of the second phase of Stratton Farms and the recognition of approximately $1.6 million of gain that was previously deferred from the 2006 sale to Walgreen of undeveloped land in the Tradeport.   As provided in the terms of the contract for the sale of the land and the State Traffic Commission Certificate covering the area in Tradeport located in Windsor, certain improvements to existing roads were required.  The cost of these improvements is the responsibility of Griffin Land, however, a portion of the costs will either be reimbursed from the purchaser of the land or performed by the town.  As a result of Griffin’s continuing involvement with the required improvements to the existing roads, this land sale was accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required improvements to existing roads.  In the 2007 third quarter, management reduced its estimate of the total costs to be incurred to complete the required improvements due to changes to the design of certain portions of the required improvements.  As a result, the total projected pretax gain on this transaction was increased from $9.7 million to $10.2 million and the percentage of completion through September 1, 2007 increased as a result of the reduction of the total expected costs.  As a result of the change of the estimated total costs and additional costs incurred in the 2007 third quarter, Griffin Land recognized $1.6 million of pretax gain on this transaction in the 2007 third quarter.

Griffin Land’s general and administrative expenses decreased approximately $0.4 million in the 2007 third quarter as compared to the 2006 third quarter due principally to lower incentive compensation expense in the current year’s quarter.  Depreciation and amortization expense at Griffin Land was higher in the 2007 third quarter as compared to the 2006 third quarter due principally to depreciation of $0.2 million related to the warehouse facility acquired near the end of the third quarter of last year and the new Tradeport industrial building placed in service earlier this year.

Operating results at Imperial in the 2007 and 2006 third quarters were as follows:

	2007	2006
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Net sales and other revenue	$4,861	$5,104
Cost of goods sold	4,387	5,527
Gross profit (loss)	474	(423)
Selling, general and administrative expenses	1,153	1,149
Operating loss	$(679)	$(1,572)

The $0.9 million decrease in Imperial’s operating loss reflects the $0.9 million increase at the gross profit line.  The higher gross profit principally reflects improved pricing this year, including increased charges to customers for product delivery, and lower delivery costs.  The improved pricing reflects, in part, independent garden center customers, the customer segment with the most favorable pricing for Imperial, becoming a larger percentage of Imperial’s total sales.  The lower delivery costs reflect Imperial expanding its base of trucking vendors this year and the more efficient routing of trucks.  In addition, the 2006 third quarter included a $0.6 million charge for unsaleable inventories whereas the 2007 third quarter charge for unsaleable inventories was $0.4 million.  Imperial’s gross margin on sales, excluding the effect of the inventory charges in the 2007 and 2006 third quarters, increased from 4.3% in the 2006 third quarter to 17.6% in the 2007 third quarter.  Imperial’s 2007 third quarter selling, general and administrative expenses were substantially unchanged from the 2006 third quarter.

Griffin’s general corporate expense decreased from $1.3 million in the 2006 third quarter to $0.8 million in the 2007 third quarter.  The decrease in general corporate expense principally reflects decreases of $0.3 million in incentive compensation expense and $0.2 million of costs related to compliance with Section 404 of the Sarbanes-Oxley Act in the current year.  The decrease in incentive compensation expense reflects the inclusion in the 2006 third quarter of incentive compensation expense related to the land sale to Walgreen that closed in that period. The decrease in cost for compliance with Section 404 of the Sarbanes-Oxley Act generally reflects a reduction of outside consulting costs this year as a result of hiring additional staff to assist in Griffin’s compliance efforts and generally lower costs in a company’s second year of compliance.

In the 2007 third quarter, Griffin sold 200,000 shares of Centaur Media and recorded a pretax gain of $0.5 million.  Management may continue to sell a portion of Griffin’s holdings in Centaur Media this year, depending on the market price of Centaur Media’s common stock and the foreign currency exchange rate.

Griffin’s consolidated interest expense was substantially unchanged in the 2007 third quarter as compared to the 2006 third quarter.  An increase in interest expense due to an additional borrowing of $8.5 million under a nonrecourse mortgage loan completed in the 2006 fourth quarter was offset by an increase in the amount of interest capitalized in the 2007 third quarter as compared to the 2006 third quarter.  The increase in capitalized interest in the 2007 third quarter reflects interest capitalized on the construction of the new industrial building in Tradeport that was started earlier this year and interest capitalized on land improvements that were under construction during the 2007 third quarter.  Griffin’s average outstanding debt increased to $51.1 million in the 2007 third quarter from $43.7 million in the 2006 third quarter, reflecting the mortgage completed near the end of fiscal 2006.

Griffin’s investment income increased from $0.6 million in the 2006 third quarter to $2.1 million in the 2007 third quarter.  The increase principally reflects $1.6 million from a dividend from Shemin Nurseries Holding Corp. (“SNHC”), a private company of which Griffin holds approximately 14%.  Partially offsetting the dividend income from SNHC was lower investment income from Griffin’s short-term investments, due principally to having, on average, a lower amount of short-term investments in the 2007 third quarter as compared to the 2006 third quarter.

Griffin’s effective income tax rate was 34.3% in the 2007 third quarter as compared to 31.4% in the 2006 third quarter.  The effective tax rate used in the 2007 third quarter reflects federal income taxes at 35% adjusted for state income taxes and permanent differences between book and taxable income.  The effective tax rate for interim periods is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.  The effective income tax rate in the 2006 third quarter reflected an increase of $0.1 million in state deferred tax assets as a result of changes in the projected benefits to be realized from state temporary differences and state net operating loss carryforwards that resulted from changes in management’s projections, at that time, of future operating results.

Thirty-Nine Weeks Ended September 1, 2007 Compared to the Thirty-Nine Weeks Ended September 2, 2006

Griffin’s consolidated total revenue increased from $46.0 million in the 2006 nine month period to $48.6 million in the 2007 nine month period, reflecting an increase in revenue of approximately $5.8 million at Griffin Land, partially offset by a decrease in revenue of approximately $3.2 million at Imperial.

Revenue at Griffin Land increased from $18.5 million in the 2006 nine month period to $24.3 million in the 2007 nine month period.  The increase of approximately $5.8 million reflects an increase of approximately $4.2 million in revenue from property sales and an increase of approximately $1.6 million of revenue from leasing operations.  Property sales occur periodically, and changes in revenue from period to period from these transactions are generally not indicators of any trends in the real estate business.  Revenue from property sales in the 2007 nine month period reflects several sales of undeveloped land that were completed this year, including the second quarter sale of approximately 73 acres in Griffin Center in Windsor, Connecticut to The Hartford Insurance Company for their construction of a large office complex, the second quarter sale of approximately 103 acres in South Windsor, Connecticut to a food distributor for construction of a distribution facility, and the sale of the second phase of residential lots of Stratton Farms that was completed in the third quarter.  In addition, the 2007 nine month period includes $1.8 million of revenue recognized from the land sale to Walgreen that was completed last year, which is being accounted for using the percentage of completion method.  The revenue recognized in the 2007 nine month period reflects the effect of management reducing its estimate of the total costs to be incurred to complete the required improvements due to changes to the design of certain portions of the required improvements.  Property sales revenue in the 2006 nine month period included the initial revenue recognition from the land sale to Walgreen, the first sale of residential lots in Stratton Farms and two smaller land sales.

The increase of $1.6 million in Griffin Land's revenue from its leasing operations in the 2007 nine month period, as compared to the 2006 nine month period, principally reflects leasing space that was vacant during the 2006 nine month period, net of space previously occupied that is now vacant, $0.2 million from the new Tradeport building that was completed and partially leased earlier this year and $0.2 million from other lease revenue.

Net sales and other revenue at Imperial decreased from $27.5 million in the 2006 nine month period to $24.3 million in the 2007 nine month period.  Unit sales volume decreased 26% in the 2007 nine month period as compared to the 2006 nine month period.  Due to the seasonality of the landscape nursery business, the decrease in Imperial’s net sales during the 2007 nine month period took place mostly during the second quarter.  The decrease in net sales was due to less product being available for sale this year and generally poor weather in Imperial’s markets during most of the spring.  The reduced amount of product available for sale this year reflects Imperial’s efforts last year to move previously unsold product and management’s decision to reduce inventories to levels consistent with sales expectations.  The relatively poor weather this spring resulted in the reduction of reorders as it took retail customers a longer time to sell through their initial deliveries of product.  The decrease in net sales was proportionately less than the decrease in unit sales volume due to higher pricing in the 2007 nine month period and selling, on average, larger units in the 2007 nine month period than the 2006 nine month period.  The higher pricing in the current year principally reflects Imperial selling a greater percentage of its product to independent garden center customers this year, the customer segment with the most favorable pricing for Imperial.  Imperial’s sales to independent garden center customers increased to approximately 54% in the 2007 nine month period from approximately 44% in the 2006 nine month period.

Griffin had consolidated operating profit of $7.4 million in the 2007 nine month period as compared to consolidated operating profit of $1.6 million in the 2006 nine month period.  Operating results at Griffin Land and Imperial increased by approximately $5.1 million and by approximately $1.1 million, respectively, in the 2007 nine month period as compared to the 2006 nine month period.  General corporate expense increased by approximately $0.3 million in the 2007 nine month period as compared to the 2006 nine month period.

Operating results at Griffin Land in the 2007 and 2006 nine month periods were as follows:

	2007	2006
	Nine Month Period	Nine Month Period
	(amounts in thousands)

Rental revenue	$10,441	$8,880
Costs related to rental revenue excluding
depreciation and amortization expense (a)	4,715	3,809
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	5,726	5,071

Revenue from property sales	13,895	9,633
Costs related to property sales	2,588	2,673
Gain from property sales	11,307	6,960
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	17,033	12,031
General and administrative expenses excluding depreciation
and amortization expense (a)	(2,018)	(2,320)
Profit before depreciation and amortization expense (a)	15,015	9,711
Depreciation and amortization expense related to costs of
rental revenue	(3,287)	(3,080)
Depreciation and amortization expense - other	(27)	(19)
Operating profit	$11,701	$6,612

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

The increase of $0.7 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the increase in rental revenue partially offset by an increase in costs related to rental revenue excluding depreciation and amortization expenses.  The higher costs reflect $0.8 million of building operating expenses related to the warehouse facility purchased at the end of last year’s third quarter and the Tradeport industrial building that was completed earlier this year, and an increase of $0.1 million in various expenses in all of Griffin Land’s other buildings.

The increase in the gain from property sales at Griffin Land in the 2007 nine month period principally reflects the higher volume of property sale transactions in the current year.  Profit from property sales in the 2007 nine month period includes the recognition of approximately $1.7 million of gain that was previously deferred from the 2006 land sale to Walgreen.  As provided in the terms of the contract for the sale of that land, and as required under the State Traffic Commission Certificate, certain improvements to existing roads were required.  The cost of these improvements is the responsibility of Griffin Land, however, a portion of the costs will either be reimbursed from the purchaser of the land or performed by the town.  As a result of Griffin Land’s continuing involvement with the required improvements to the existing roads, this land sale was accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required improvements to existing roads.  In the 2007 nine month period, management reduced its estimate of the total costs to be incurred to complete the required improvements due to changes to the design of certain portions of the required improvements.  As a result, the total projected pretax gain on this transaction increased from $9.7 million to $10.2 million and the percentage of completion through September 1, 2007 increased as a result of the reduction of the total expected costs.

Griffin Land’s general and administrative expenses decreased approximately $0.3 million in the 2007 nine month period as compared to the 2006 nine month period due principally to lower incentive compensation expense.  Depreciation and amortization expense at Griffin Land increased $0.2 million in the 2007 nine month period as compared to the 2006 nine month period.  Depreciation expense increased $0.5 million related to the warehouse purchased near the end of the 2006 third quarter, the new industrial building and tenant improvements placed in service in the 2007 nine month period.  The effect of these increases were offset by the inclusion in the 2006 nine month period of $0.3 million of accelerated depreciation and amortization expense related to leases that terminated last year.

Imperial’s operating results for the 2007 and the 2006 nine month periods are as follows:

	2007	2006
	Nine Month Period	Nine Month Period
	(amounts in thousands)

Net sales and other revenue	$24,294	$27,466
Cost of goods sold	21,174	25,547
Gross profit	3,120	1,919
Selling, general and administrative expenses	4,004	3,905
Operating loss	$(884)	$(1,986)

The increase in Imperial’s operating results reflects a $1.2 million increase in gross profit partially offset by a $0.1 million increase in selling, general and administrative expenses.  The higher gross profit reflects improved pricing in the current year, including higher charges for delivery, and lower delivery costs.  The improved pricing reflects a greater percentage of Imperial’s sales volume going to independent garden center customers, the customer segment with the most favorable pricing for Imperial.

The lower delivery costs reflect Imperial expanding its base of trucking vendors this year and the more efficient routing of trucks.  The effect of the improved pricing and lower delivery costs was partially offset by a higher charge for unsaleable inventories, which was $0.7 million in the 2007 nine month period as compared to $0.6 million in the 2006 nine month period.  Imperial’s gross margin on sales, excluding the charges for unsaleable inventories in the 2007 and 2006 nine month periods, increased from 9.3% in the 2006 nine month period to 15.8% in the 2007 nine month period.

Imperial’s selling, general and administrative expenses increased by $0.1 million in the 2007 nine month period as compared to the 2006 nine month period, reflecting $0.2 million of costs related to the litigation against Imperial by employees of a farm labor contractor previously engaged by Imperial.  That increase was partially offset by a reduction in selling expenses, due principally to lower headcount.  As a percentage of net sales, selling, general and administrative expenses increased from 14.2% in the 2006 nine month period to 16.5% in the 2007 nine month period.

Griffin’s general corporate expense increased to $3.4 million in the 2007 nine month period from $3.1 million in the 2006 nine month period.  The increase principally reflects $0.3 million of costs incurred, principally in the first two quarters of the year, related to the litigation against the Company. That litigation has been settled. In addition, general legal costs increased $0.1 million, payroll costs increased $0.1 million, due, in part, to additional staff added this year, and other general corporate expenses increased by $0.2 million in the 2007 nine month period. These increases were partially offset by a reduction of $0.2 million in incentive compensation expense, reflecting a higher accrual last year for property sales completed in the 2006 nine month period, and a decrease of $0.2 million for costs of compliance with Section 404 of the Sarbanes-Oxley Act. The lower compliance costs reflect the hiring of additional staff to assist in Griffin’s compliance efforts, which reduced the services of outside consultants this year, and generally lower costs for a company’s second year of compliance.

In the 2007 nine month period, Griffin sold 1.2 million of its approximately 6.5 million shares of common stock in Centaur Media and recorded a pretax gain of $2.9 million on those sales.  Management may continue to sell a portion of Griffin's holdings in Centaur Media this year, depending on the market price of Centaur Media’s common stock and the foreign currency exchange rate.

Griffin’s consolidated interest expense of $2.3 million in the 2007 nine month period was substantially unchanged from the 2006 nine month period.  An increase in interest expense due to an additional borrowing of $8.5 million under a nonrecourse mortgage loan completed in the 2006 fourth quarter was offset by an increase in the amount of interest capitalized in the 2007 nine month period as compared to the 2006 six month period.  The increase in capitalized interest in 2007 reflects interest capitalized on the construction of a building in Tradeport that was completed at the end of the 2007 first quarter, interest capitalized on a new Tradeport industrial building started in the 2007 second quarter and interest capitalized on land improvements that were under construction in the 2007 nine month period.  Griffin’s average outstanding debt in the 2007 nine month period was $51.4 million as compared to $43.9 million in the 2006 nine month period.

Griffin’s investment income was $3.0 million in the 2007 nine month period as compared to $1.6 million in the 2006 nine month period.  The increase of $1.4 million principally reflects the dividend income of $1.6 million from SNHC in the 2007 third quarter.  The effect of the dividend income from SNHC in the 2007 nine month period was partially offset by lower investment income from Griffin’s short-term investments in the current year.  The lower investment income from short-term investments was due to having, on average, a lower amount of short-term investments in the 2007 nine month period as compared to the 2006 nine month period.  In addition, investment income in the 2006 nine month period included approximately $0.2 million of undistributed equity income from an investment in an agricultural cooperative in which Griffin holds a 25% interest.  Because this investment had not been accounted for in periods prior to the 2006 nine month period, the cumulative effect was recorded in investment income in the 2006 nine month period.  The investment income in the 2007 nine month period related to that agricultural cooperative was minimal.

Griffin’s effective income tax rate was 36.4% for the 2007 nine month period, as compared to 11.4% for the 2006 nine month period.  The effective tax rate for the 2007 nine month period reflects a 35% rate for federal income taxes adjusted for state income taxes and permanent differences between book and taxable income. The effective tax rate for interim periods is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.  The lower than the expected statutory rate for the 2006 nine month period reflected changes in the mix of earnings in separate state jurisdictions and the recognition of $0.1 million of projected state deferred tax benefits in that period.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.7 million in the 2007 nine month period as compared to $8.1 million in the 2006 nine month period.  Net cash provided by operating activities in the 2007 nine month period includes $8.7 million of cash generated from a reduction of short-term investments as compared to $9.4 million of cash generated from a reduction of short-term investments in the 2006 nine month period.  Excluding the cash provided by the reduction in short-term investments in each period, Griffin used cash of $4.1 million in operating activities in the 2007 nine month period as compared to $1.3 million in the 2006 nine month period.  The higher cash used in operating activities in 2007, excluding the cash generated from the reduction of short-term investments, reflects the lower amount of cash provided by the reduction of inventories and the higher amount of cash used as a result of a decrease in accounts payable and accrued liabilities.  Partially offsetting these items was a favorable change in other current assets, principally reflecting Griffin's income tax receivable related to fiscal 2006 being offset by federal income taxes payable based on Griffin's earnings in fiscal 2007.

In the 2007 nine month period, Griffin used net cash of $0.7 million in investing activities as compared to $7.4 million used in investing activities in the 2006 nine month period.  Net cash used in investing activities in the 2007 nine month period reflects $8.9 million used for additions to Griffin Land’s real estate assets, principally reflecting the completion of a 127,000 square foot industrial building in Tradeport, built on speculation, the start of construction, on speculation, of a new 149,000 square foot industrial building in Tradeport, site work for several other industrial buildings in Tradeport and tenant improvements related to new leases.  Additions to property and equipment, principally for Imperial, were $0.4 million in the 2007 nine month period, principally to replace equipment used in Imperial’s farming operations.  These items were substantially offset by cash of $11.4 million generated from property sales net of an increase of $6.4 million of cash held in an escrow account.  The increase in cash held in escrow reflects the proceeds of a property sale completed this year being held in escrow for the potential use of acquiring property in a Section 1031 exchange for income tax purposes.  If completed, the Section 1031 exchange would defer the payment of income taxes related to all or a portion of the gain from that property sale.  If the acquisition of a property for a Section 1031 exchange is not completed, the cash proceeds being held in escrow will be remitted to Griffin.  In addition, cash of $3.5 million was provided by the sale of a portion of Griffin’s investment in Centaur Media.  The $0.2 million return of investment from SNHC reflects the portion of a total of  $1.8 million received from SNHC that was not reported as dividend income, based on SNHC’s cumulative earnings.

Net cash used in financing activities was $1.3 million in the 2007 nine month period as compared to net cash of $0.9 million provided by financing activities in the 2006 nine month period.  The net cash used in financing activities in the 2007 nine month period includes $1.6 million of cash used by Griffin to repurchase 42,000 shares of its outstanding common stock and $0.9 million used for principal payments on Griffin Land’s nonrecourse mortgages and payments of capital lease obligations.  Partially offsetting those items were $0.9 million of cash provided by the tax benefit of stock options exercised and $0.2 million of cash provided by the exercise of stock options.

In the near-term, Griffin plans to continue to invest in its real estate business.  In addition to the completion earlier this year of the shell of a 127,000 square foot industrial building in Tradeport that was built on speculation, Griffin Land started construction on the shell of a 149,000 square foot industrial building in Tradeport, which is also being built on speculation.  This new building is expected to be completed in the fourth quarter.  Subsequent to the end of the 2007 third quarter, a lease for approximately 50,000 square feet of this building presently under construction was executed, with the tenant expected to take occupancy near the end of this fiscal year.  Griffin Land has completed much of the site work for several additional industrial buildings in the Tradeport.  The cost of site work in the section of Tradeport where these new buildings are located was higher than site costs for previous Tradeport buildings constructed by Griffin Land, reflecting the nature of the land on which the buildings will be located along with berms and roadwork required to develop this section of Tradeport.  Griffin Land also expects to incur expenditures to build out the interiors of its new buildings as leases are completed, and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.

Earlier this year, Griffin determined that an agreement to sell to the State of Connecticut Department of Environmental Protection (the "DEP") approximately 165 acres of undeveloped land in Suffield, Connecticut will not be completed.  The land would have been used for conservation purposes by the DEP.  The agreement was terminated because the current level of certain residual pesticides that remain in the upper portions of the soil from the previous use of the land for farming exceeds certain levels, thereby reducing the amount the DEP would be able to pay for the land.  While remediation of the residual pesticides is not required, Griffin is considering its options to perform remediation.

In the 2007 third quarter, Griffin Land reached an accord for a settlement with the Town of Simsbury’s land use commissions regarding Meadowood, its proposed residential development.  A formal settlement agreement must be executed by Griffin Land and the town, and is subject to approval by the Connecticut Superior Court, which is expected.  The settlement provides, among other things, the number of homes permitted to be built in Meadowood, the amount of open space to be included in Meadowood and resolution of environmental remediation issues prior to the commencement of construction. Griffin Land intends to continue with its Meadowood residential development plans and to proceed with residential development plans on its other land holdings that are appropriate for that use.

Griffin Land is currently not in compliance with the debt service coverage ratio requirement of its 6.08% mortgage due January 1, 2013.  This mortgage is collateralized by two multi-story office buildings located in Griffin Center in Windsor, Connecticut.  In connection with a $1 million prepayment of principal on this mortgage that is expected to be made in the 2007 fourth quarter, the lender will defer the debt service coverage requirement until the beginning of 2009.  As a result of the prepayment, Griffin will incur a prepayment penalty of $20,000 to be paid at the maturity of the mortgage.  The loan’s future monthly payments will be adjusted to reflect the prepayment, but the loan’s interest rate and maturity date are not changed as a result of this prepayment.

On January 31, 2007, Griffin announced that its board of directors had authorized a program to repurchase, from time to time, up to 150,000 shares of its outstanding common stock.  The repurchases will be done through private transactions.  The program to repurchase does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion.  Through the end of the 2007 third quarter, Griffin had repurchased 42,000 shares of its outstanding common stock for $1.6 million.  Subsequent to the end of the 2007 third quarter, Griffin Land repurchased 70,900 shares for $2.6 million.

      On July 16, 2007, Griffin executed an agreement to sell a parcel of undeveloped land located in Tampa, Florida for approximately $2.1 million.  This land had been a site for a distribution facility by a former subsidiary of Griffin’s former parent company, Culbro Corporation (“Culbro”).  Griffin received this land in connection with the distribution of Griffin’s common stock to Culbro’s stockholders in 1997.  Although this transaction is expected to be completed in the 2007 fourth quarter there can be no assurance that this transaction will be completed under its current terms, or at all.

On June 22, 2007, Griffin Land executed an agreement to sell approximately 45 acres of land in Bloomfield, Connecticut that is part of Griffin Center to a developer of residential housing.  The purchase price is $4.5 million, but may increase to $5.6 million or decrease to $3.9 million depending on the number of residential units the buyer is permitted to build.  In addition, Griffin Land would receive additional revenue upon the buyer’s sale of residential units.  Completion of this transaction is subject to several contingencies, including satisfactory completion of due diligence by the buyer and the buyer obtaining governmental approvals for its proposed development plans.  The time frame for the buyer to obtain all of the required governmental approvals is expected to be an extended one, with the closing of this transaction not expected within the next twelve months.  There can be no assurance that this transaction will be completed under its current terms, or at all.

Griffin Land has agreed to purchase an approximately 30,000 square foot warehouse on approximately 24 acres of land in Bloomfield from its current owner, who uses the facility in its operations.  A substantial amount of the land that is to be acquired is currently undeveloped. As part of the agreement to purchase this facility, Griffin Land would enter into a ten year lease agreement with the current owner for the entire warehouse facility.  The purchase price is expected to be $2.6 million, which would be paid for with a portion of the proceeds, currently in escrow, from the land sale earlier this year to The Hartford Insurance Company.  Completion of this transaction is subject to completion of a definitive agreement and satisfactory completion of due diligence on the real estate assets to be acquired.  There is no assurance that this transaction will be completed under these terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of September 1, 2007 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$70.7	$5.4	$15.4	$7.3	$42.6
Capital Lease Obligations	0.3	0.2	0.1	-	-
Operating Lease Obligations	0.2	0.2	-	-	-
Purchase Obligations (1)	3.3	3.3	-	-	-
Other (2)	2.2	-	-	-	2.2
	$76.7	$9.1	$15.5	$7.3	$44.8

(1)
Includes obligations for the construction of the shell of a new industrial building by Griffin Land, completion of tenant improvements, infrastructure improvements in Tradeport and for the purchase of raw materials by Imperial.

(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

     As of September 1, 2007, Griffin had cash and short-term investments of approximately $31.9 million, down from $38.2 million at the beginning of the year. The decrease principally reflects the seasonal working capital requirements in the landscape nursery business, Griffin’s investment in its real estate business, and the proceeds from a substantial land sale remaining in escrow held by a third-party, on behalf of Griffin, for the potential acquisition of real estate assets under a Section 1031 exchange for income tax purposes. Management believes that the significant amount of cash and short-term investments currently held by Griffin will be sufficient to finance the working capital requirements of its businesses, the continued investment in Griffin’s real estate assets for the foreseeable future and the repurchase of its common stock as authorized by the board of directors.  Griffin may also continue to seek nonrecourse mortgage placements on selected properties.  Griffin also anticipates seeking to purchase either or both land and buildings with a substantial portion of its cash and short-term investment balances.   Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

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

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, however, Griffin has agreed to make a $1 million prepayment on a mortgage in which Griffin was not in compliance with the debt service coverage ratio as of September 1, 2007.  The lender has agreed to defer the debt service coverage ratio requirement until fiscal 2009.  Interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  Griffin’s mortgage interest rates are described in Note 4 to the unaudited consolidated financial statements included in Item 1.  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  Griffin did not have any variable rate debt outstanding during the thirty-nine weeks ended September 1, 2007.

Griffin is potentially exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents.  These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.  Griffin’s short-term investments generally consist of debt instruments with maturities ranging from one to sixteen months, with a weighted average maturity of approximately three months as of September 1, 2007.  These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

    In January 2007, Griffin Land and the town of Simsbury jointly filed a motion in the Appellate Court to have the appeal remanded to the Superior Court in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval. On June 13, 2007, at a joint meeting of the town’s Planning, Zoning and Inland Wetlands Commissions, a tentative settlement agreement was presented for their review. The tentative settlement includes, among other things, approval for up to 299 homes, certain remediation measures to be performed by Griffin Land and the purchase by the town, subject to approvals, of a portion of the Meadowood land for town open space. The Zoning and Inland Wetlands Commissions approved resolutions at that meeting accepting the proposed settlement terms. The Planning Commission approved the resolution at a subsequent meeting.  A formal settlement agreement must be executed by Griffin Land and the town and then approved by the Connecticut Superior Court, which will consider each Commission’s agreement at a public court hearing and render its decision.  If approved by the Court, as expected, the previously filed cases would be withdrawn with no further litigation between the parties on this matter.

On June 25, 2007, Griffin and its subsidiary, Imperial Nurseries, settled a lawsuit filed against them and several of their officers and employees (the “Griffin Defendants”) by twelve migrant and seasonal workers employed by an independent farm labor contractor, Pro Tree Forestry Services (“Pro Tree”), that had been engaged by Imperial to provide labor at its Connecticut farm.  The plaintiffs alleged, among other things, that they worked at Imperial’s Connecticut farm for approximately three months in the spring of 2006; that they were not paid sufficient wages by the Pro Tree defendants as required by state and federal laws; and that the Griffin defendants were liable as joint and/or integrated employers.  The lawsuit included a number of other causes of action against the Pro Tree defendants related to this issue, including claims under the Migrant and Seasonal Agricultural Protection Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Alien Tort Claims Act, and other statutory and common law claims, and asserted that certain of the Griffin Defendants were jointly liable for certain of those claims.  Under the settlement, Griffin agreed to pay certain amounts to the plaintiffs for wages and damages they allegedly suffered.  On July 13, 2007, Imperial settled a lawsuit filed against Imperial by the United States Department of Labor (the “DOL”) that claimed that Pro Tree had underpaid its employees while they were working at Imperial’s Connecticut farm, and because Pro Tree refused to pay back wages to its employees, Imperial was required to pay those individuals.  The total cost to Griffin for both those lawsuits, including legal fees incurred through September 1, 2007 and net of recovery under Griffin’s insurance policies, was approximately $0.5 million.

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

GRIFFIN LAND & NURSERIES, INC.

/s/ FREDERICK M. DANZIGER
Date: October 11, 2007	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
Date: October 11, 2007	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary