Form 10-K
period 2007-12-01
GRIFFIN LAND & NURSERIES INC
filed 2008-02-14
CIK 1037390

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 1, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐ No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        The aggregate market value of the Common Stock held by non-affiliates of the registrant, was approximately $94,149,000 based on the closing sales price on the Nasdaq National Market on June 1, 2007, the last business day of the registrant's most recently completed second quarter. Shares of Common Stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

        As of January 25, 2008, 5,092,649 shares of common stock were outstanding.

PART I

ITEM 1.    BUSINESS

        Griffin Land & Nurseries, Inc. ("Griffin") and its subsidiaries comprise principally a real estate business and a landscape nursery business. Griffin is engaged in two lines of business: (1) the real estate business comprised of (a) the ownership, construction, leasing and management of commercial and industrial properties and (b) the development of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts and (2) the landscape nursery business comprised of the growing of containerized plants for sale principally to independent retail garden centers, rewholesalers, whose main customers are landscape contractors, and mass merchandisers.

        Griffin also owns an approximate 4% interest in Centaur Media, plc ("Centaur Media"), a publicly held magazine and information services publisher based in the United Kingdom, and an approximate 14% interest in Shemin Nurseries Holding Corp. ("SNHC"), a private company that operates a landscape nursery distribution business through its subsidiary, Shemin Nurseries, Inc. ("Shemin Nurseries").

        Griffin was incorporated as Culbro Realty and Development Corporation in 1970 and was a wholly-owned subsidiary of Culbro Corporation ("Culbro") through July 3, 1997. On July 3, 1997, Culbro distributed (the "Distribution") to its shareholders the common stock of Griffin in a tax-free distribution. In early 1997, prior to the Distribution, the Company's name was changed to Griffin Land & Nurseries, Inc.

        Griffin does not maintain a corporate website. Griffin's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and the proxy statement for Griffin's Annual Meeting of Stockholders can be accessed through the SEC website at www.sec.gov.

Real Estate Business

        Griffin's real estate division, Griffin Land, is directly engaged in the real estate development business on parts of its land in Connecticut. Griffin Land develops portions of its properties for industrial, commercial and residential use and expects to continue to sell some of its land holdings either before or after obtaining development approvals. Griffin Land will seek to acquire and develop properties not presently owned and expects to continue to seek to acquire existing buildings. The headquarters for this operation is in Bloomfield, Connecticut.

        Griffin Land's real estate holdings are located in the Hartford, Connecticut area, particularly in the north submarket of Hartford. The Hartford market has experienced some recovery from its decline in the early 1990s, although the recovery has been more evident in the industrial warehousing/distribution and light manufacturing sectors. The office market in the Hartford area, particularly the north submarket, remained weak in 2007. Many prospective tenants chose to renew their leases at their present locations. The north submarket of Hartford continues to have the highest vacancy percentage and the lowest rental rates for office space of all of Hartford's submarkets. There can be no assurance as to the direction of the real estate market in this region in the near future.

        In 2007, market activity for the leasing of industrial and warehouse space appeared fairly strong in the first half of the year, but weakened in the second half of the year, as evidenced by a decline in the number of inquiries from prospective tenants. Recently, several warehousing and light industrial buildings, competitive with Griffin Land's industrial buildings, have been built in the greater Hartford area. These facilities will compete with Griffin Land's properties in the leasing of new industrial space in the north submarket of Hartford. Additional capacity in the industrial market could adversely affect Griffin Land's operating results from its leasing business, by potentially resulting in longer times to lease vacant space, depressing lease rates in Griffin Land's properties or hindering renewals by existing tenants.

        The decline in the residential real estate market and tightening of credit availability during 2007 may adversely affect Griffin Land's real estate development activities in the near term. The decline in the residential real estate market could delay or postpone the sale of the remaining residential lots that are currently under contract at Stratton Farms, Griffin Land's residential development in Suffield, Connecticut. Through the end of fiscal 2007, Griffin Land had sold twenty-five of the fifty lots in that development to a local home builder, with the balance of the lots scheduled to be sold within the next year. In addition, the softening of the residential real estate market could result in lower selling prices for Griffin Land's undeveloped land intended for residential use or delay the sale of such land. The tightening in the credit market in 2007 could adversely impact future financing of Griffin Land's office and industrial facilities or adversely impact the financing of potential acquisitions of real estate assets.

        In fiscal 2005, Griffin Land leased approximately 56,000 square feet of additional space (net of vacated space) and leases aggregating approximately 90,000 square feet were extended. In fiscal 2006, Griffin Land leased approximately 206,000 square feet of additional space (net of vacated space) and leases aggregating approximately 167,000 square feet were extended. Approximately 137,000 square feet of the newly leased space in fiscal 2006 was in an industrial building that was constructed in the prior year and placed in service at the beginning of fiscal 2006. That building is now fully leased. In fiscal 2007, Griffin Land leased approximately 168,000 square feet of additional space (including the 31,000 square feet warehouse that was acquired and leased back to the seller) and leases aggregating 168,000 square feet were extended. A lease for approximately 40,000 square feet of office space expired at the end of fiscal 2007 and was not renewed. Approximately 92,000 square feet of the newly leased space in fiscal 2007 was in two new industrial buildings that were completed and placed in service in 2007. These new facilities aggregate approximately 275,000 square feet, with the balance of approximately 183,000 square feet available for lease.

        In fiscal 2007, Griffin Land completed several property sales, generating cash proceeds of $13.3 million. Included in those transactions were the sale of approximately 73 acres of undeveloped land in Griffin Center in Windsor, Connecticut, the sale of approximately 103 acres of undeveloped land in South Windsor, Connecticut, the sale of the second phase of residential lots of Stratton Farms, and the sale of a small parcel of undeveloped land near the central business district of Tampa, Florida. Also in fiscal 2007, Griffin Land recognized revenue and profit from the land sold to Walgreen Co. ("Walgreen") that was consummated in fiscal 2006. Although all of the cash proceeds from that sale were received in fiscal 2006, because that transaction was accounted for using the percentage of completion method, a portion of the revenue and profit from that sale was deferred in fiscal 2006, to be recognized in subsequent years as required road improvements are made. In the 2007 fourth quarter, Griffin Land purchased approximately 24 acres of land which included an approximate 31,000 square foot warehouse. The land parcel acquired abuts a significant parcel of undeveloped land held by Griffin Land. The terms of this acquisition include a ten year lease of the warehouse to the seller, who uses the facility in its operations. This acquisition was made using a portion of the proceeds from a land sale earlier in the year as part of a Section 1031 exchange for income tax purposes, which results in the deferral of a portion of the income taxes related to the prior land sale.

        Griffin Land's development of its land is affected by land planning and potential environmental issues. Subdivision and other residential development issues may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Commercial and industrial development activities for Griffin Land's undeveloped land may also be affected by traffic considerations and other restrictions to development imposed by governmental agencies.

Commercial and Industrial Developments

  New England Tradeport

        The major portion of Griffin Land's current commercial and industrial development effort is focused on the New England Tradeport ("Tradeport"), a 600 acre industrial park near Bradley International Airport and Interstate 91, located in Windsor and East Granby, Connecticut. As of December 1, 2007, Tradeport contained approximately 1,061,000 square feet of warehouse and light manufacturing space built and owned by Griffin Land, of which approximately 80% was leased, a large distribution facility being built by Walgreen on land purchased from Griffin Land in fiscal 2006 (see below), and a bottling and distribution plant built by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin Land in the early 1990s.

        In 2007, Griffin Land completed construction, on speculation, of the shells of two warehouse and light manufacturing facilities. These buildings are located on an approximate 90 acre parcel within Tradeport that received State Traffic Commission approval for approximately 900,000 square feet of new construction in connection with the fiscal 2006 sale of undeveloped land to Walgreen. Approvals to construct another approximately 200,000 square feet on other land parcels in Tradeport were also obtained in connection with the Walgreen transaction. As of December 1, 2007, $47.6 million was invested (net book value) in buildings owned by Griffin Land that are located in Tradeport and $4.5 million was invested (net book value) by Griffin Land in the undeveloped land there. As of December 1, 2007, all of Griffin Land's existing buildings at Tradeport, other than the two new facilities that are unmortgaged, were mortgaged for an aggregate of approximately $36.4 million.

        In the 2006 third quarter, Griffin Land sold approximately 130 acres of undeveloped land in Tradeport to Walgreen for their construction of a distribution center. The sale generated cash proceeds of $13.0 million, before transaction expenses. As provided under the terms of the sale contract and as required under a revised State Traffic Commission certificate (the "STC Certificate") covering the area in Tradeport located in Windsor, certain improvements to existing roads were required. The cost of these improvements is the responsibility of Griffin Land, however, a portion of the costs are being borne by the town of Windsor and Walgreen. At the end of fiscal 2006, approximately $5.1 million of the revenue and approximately $3.8 million of the total projected pretax gain on this transaction had not been recognized in Griffin's fiscal 2006 statement of operations. In fiscal 2007, as a result of changes to the design of the required road improvements, management revised its estimate of the total projected costs of the road improvements, which resulted in an increase of $0.5 million to the total projected pretax gain on the land sale to Walgreen. In fiscal 2007, approximately $3.1 million of revenue and $2.7 million of profit previously deferred were recognized in the statement of operations as work progressed on the required road improvements. The balance of the revenue and profit that remains deferred at the end of fiscal 2007 is expected to be recognized in fiscal 2008 as the required road improvements are expected to be completed.

        In connection with the fiscal 2006 land sale to Walgreen, the State Traffic Commission of Connecticut approved a revised STC Certificate that allowed Griffin Land to construct an additional approximately 1.1 million square feet of light manufacturing and warehouse space on certain parcels in Tradeport. Through the end of fiscal 2007, Griffin Land has built approximately 275,000 square feet of this space, and will build another approximate 100,000 square foot facility in fiscal 2008. In January 2008, a lease for approximately 58,000 square feet of the building to be built in 2008 was executed with a tenant whose current 22,000 square foot lease in one of Griffin Land's other Tradeport buildings will expire in fiscal 2008. Construction of this new building is expected to be complete at the end of the fiscal 2008 third quarter. The balance of the space that has been approved is expected to be built over time as demand warrants. After the construction of all of the additional square footage permitted under the STC Certificate as currently permitted, there will remain an additional approximately 152 acres of undeveloped land in Tradeport. There are no State Traffic Commission or other approvals

(other than zoning) for the development of this additional land currently in place, and Griffin Land believes that significant additional infrastructure improvements may be required to obtain approvals to develop these 152 acres.

        In fiscal 2007, Griffin Land leased approximately 107,000 square feet of warehouse and light industrial space in Tradeport, including approximately 92,000 square feet of space in the two buildings that were completed and placed in service during the year and 15,000 square feet of previously vacant space in two of its older Tradeport industrial buildings. Approximately 183,000 square feet in those new buildings remains available for lease. In fiscal 2007, Griffin Land also renewed several leases covering approximately 85,000 square feet. At the end of fiscal 2007, in addition to the vacant space in the two new buildings, there was only approximately 29,000 square feet of vacant space in Griffin Land's other Tradeport buildings. A summary of Griffin Land's square footage owned and leased in Tradeport at the end of each of the past three fiscal years and leases in Tradeport scheduled to terminate during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2005	649,000	536,000	83%
November 2006	786,000	742,000	94%
November 2007	1,061,000	848,000	80%

	2008	2009	2010
Square footage of leases expiring	163,000	36,000	164,000
Percentage of currently leased space	19%	4%	19%

        Griffin Land expects to negotiate renewals with its tenants that have expiring leases.

        Griffin Land intends to continue to direct its primary efforts in the industrial properties portion of its real estate business with construction and leasing of its warehouse and light manufacturing facilities at Tradeport. Griffin Land may also seek to acquire additional developed and/or undeveloped land parcels both in Connecticut and elsewhere to expand the industrial/warehouse portion of its real estate business.

  Griffin Center and Griffin Center South

        Griffin's other substantial development is the combination of Griffin Center in Windsor and Bloomfield, Connecticut and Griffin Center South in Bloomfield. Together these master planned developments comprise approximately 600 acres and as of December 1, 2007, approximately 63% has been developed with approximately 2,165,000 square feet of office and industrial space. In 2007, Griffin Land sold approximately 73 acres of undeveloped land in Griffin Center to The Hartford Insurance Company ("The Hartford"), which is presently constructing an approximately 400,000 square foot office building.

        Griffin Center currently includes ten office buildings (excluding the building under construction by The Hartford Insurance Company), a light manufacturing building and a small restaurant. Griffin Land currently owns two multi-story office buildings that have an aggregate of approximately 161,000 square feet, a single story approximately 48,000 square foot office building, a 165,000 square foot light manufacturing building and the small restaurant building. As of December 1, 2007, $19.8 million was invested (net book value) in Griffin Land's buildings in Griffin Center and $1.3 million was invested by Griffin Land in the undeveloped land there. Griffin Land's multi-story office buildings and its light manufacturing building in Griffin Center are mortgaged for an aggregate of approximately $13.1 million.

        On June 22, 2007, Griffin Land executed an agreement to sell approximately 45 acres of land in Bloomfield, Connecticut that is part of Griffin Center to a developer of residential housing. The purchase price is $4.5 million, but may increase to $5.6 million or decrease to $3.9 million depending on the number of residential units the buyer is permitted to build. In addition, Griffin Land would receive additional revenue upon the buyer's sale of residential units. Completion of this transaction is subject to several contingencies, including satisfactory completion of due diligence by the buyer and the buyer obtaining all required governmental approvals for its proposed development plans. The time frame for the buyer to obtain all of the governmental approvals is expected to be an extended one, with the closing of this transaction not expected within the next twelve months. There can be no assurance that this transaction will be completed under its current terms, or at all.

        In fiscal 2007, Griffin Land leased approximately 12,000 square feet of previously vacant space in Griffin Center and renewed leases for approximately 81,000 square feet in Griffin Center. As of December 1, 2007, approximately 318,000 square feet of Griffin Land's buildings was leased, comprising approximately 83% of Griffin Land's total space in Griffin Center. A summary of Griffin Land's square footage owned and leased in Griffin Center at the end of each of the past three fiscal years and leases in Griffin Center scheduled to terminate during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2005	382,000	312,000	82%
November 2006	382,000	306,000	80%
November 2007	382,000	318,000	83%

	2008	2009	2010
Square footage of leases expiring	40,000	9,000	2,000
Percentage of currently leased space	13%	3%	1%

        Griffin Land expects to negotiate renewals with its tenants that have expiring leases.

        Griffin Center South is a 130-acre tract with sixteen buildings of single story office, flex and storage space. Griffin Land currently owns nine buildings in Griffin Center South with an aggregate of 235,000 square feet, which contain approximately 217,000 square feet of single story office and flex space and 18,000 square feet of storage space. At December 1, 2007, Griffin Land's aggregate investment (net book value) in its buildings in Griffin Center South was $9.4 million. None of Griffin Land's properties in Griffin Center South are mortgaged. Undeveloped land remaining in Griffin Center South is sufficient to build at least two additional buildings aggregating approximately 175,000 square feet.

        In fiscal 2007, Griffin Land leased approximately 19,000 square feet of previously vacant space in Griffin Center South and renewed a lease for approximately 2,000 square feet. The other lease that was scheduled to expire in fiscal 2007 was for approximately 40,000 square feet of office space, and it was not renewed. As of December 1, 2007, approximately 125,000 square feet of space in the Griffin Center South buildings owned by Griffin Land was leased, comprising 53% of Griffin Land's total space in Griffin Center South. A summary of Griffin Land's square footage owned and leased in Griffin Center

South at the end of each of the past three fiscal years and leases in Griffin Center South scheduled to terminate during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2005	235,000	141,000	60%
November 2006	235,000	147,000	63%
November 2007	235,000	125,000	53%

	2008	2009	2010
Square footage of leases expiring	2,000	—	12,000
Percentage of currently leased space	1%	—	9%

        Griffin Land expects to negotiate renewals with tenants that have expiring leases.

  Other Industrial Properties

        In the 2006 third quarter, Griffin Land acquired an approximate 308,000 square foot warehouse facility in Manchester, Connecticut. The purchase price of $13.5 million was paid in cash at closing. The facility was used in the operations of its previous owner, and was vacant at closing. The purchase of this warehouse facility was part of a Section 1031 exchange whereby income taxes related to the gain on the June 2006 land sale to Walgreen and a smaller land sale completed in fiscal 2006 were deferred. Griffin Land is marketing this facility for lease. Although there have been several inquiries made by prospective tenants and Griffin Land has made several proposals to prospective tenants to lease all or a portion of this facility, there have not been any leases executed for space in this building since it was acquired.

        In the 2007 second quarter, Griffin Land completed the sale of approximately 103 acres of undeveloped land in South Windsor, Connecticut to a food distributor for construction of a distribution facility. This transaction generated cash proceeds of approximately $2.5 million to Griffin Land. In the 2007 fourth quarter, Griffin Land acquired approximately 24 acres of land and an approximate 31,000 square foot warehouse facility in Bloomfield, Connecticut from General Cigar Company, Inc. ("General Cigar"). The purchase price of $2.7 million was paid in cash at closing. The land acquired abuts approximately 244 acres of undeveloped land held by Griffin Land. The purchase of this warehouse facility was also part of a Section 1031 exchange whereby a portion of the income taxes related to the gain on the land sale to The Hartford Insurance Company were deferred. As part of this transaction, Griffin Land entered into a ten year lease with General Cigar, which will continue to use this facility in its operations.

Residential Developments

  Simsbury

        In November 1999, Griffin Land filed plans for the creation of a residential community of 640 homes, called Meadowood, on a 363 acre site in Simsbury, Connecticut. One quarter of these homes were to be deed restricted under Connecticut statutes for affordable housing. The public hearings before the town's land use commissions on this proposed residential development focused on the density of the proposed development, as well as sewer, wetlands and soil contamination issues arising from prior use of the land for farming, as a result of which certain pesticides remain in the upper portion of the soil. After the conclusion of the public hearings, Griffin Land amended its plans and reduced the number of proposed homes to 371. The town's land use commissions rejected the amended plans, and Griffin Land filed several separate but related actions appealing the denials of the land use commissions. At the time the original application for Meadowood was filed with the town, Griffin Land's proposal included a method (which has received support from the Connecticut

Department of Environmental Protection) of remediating the soils of the residual pesticides. However, recent soil testing conducted by Griffin Land indicates that the residual pesticides that remain in the soil on much of the Meadowood site are below levels that would require remediation.

        In December 2002, the trial court for two cases related to Meadowood ruled in favor of Griffin Land. Simsbury appealed those decisions, one of which was affirmed and the other, relating to planning, was reversed in part, due to the failure to have obtained a sewer connection approval for Meadowood, which has now been obtained. Those decisions could require compliance with other court decisions on wetlands conservation and placement of septic systems within the sewer district that could affect the proposed development. Griffin Land appealed an adverse decision on wetlands issues to the Connecticut Supreme Court, which reversed the decision and remanded the case to the trial level court for further consideration. In November 2003, Griffin Land filed a second amendment to its plans for Meadowood, which reduced the density to 298 homes, with certain land reserved for future development, and eliminated most activities in the wetlands and wetland upland areas. The town's Conservation and Inland Wetlands Commission, which has jurisdiction of wetland issues, denied that application. That denial has been appealed.

        In January 2007, Griffin Land and the town of Simsbury jointly filed a motion in the Appellate Court to have the appeal remanded to the Superior Court in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval. In June 2007, at a joint meeting of the town's Planning, Zoning and Inland Wetlands Commissions, a tentative settlement agreement was presented for their review. The tentative settlement includes, among other things, approval for up to 299 homes, certain remediation measures to be performed by Griffin Land and the purchase by the town, subject to approvals, of a portion of the Meadowood land for town open space. The Zoning and Inland Wetlands Commissions approved resolutions at that meeting accepting the proposed settlement terms. The Planning Commission approved the resolution at a subsequent meeting. A formal settlement agreement must be executed by Griffin Land and the town and then approved by the Connecticut Superior Court, which will consider each Commission's agreement at a public court hearing and render its decision. If approved by the Court, as expected, the previously filed cases would be withdrawn with no further litigation between the parties on this matter (see Item 3 Legal Proceedings). Griffin Land is currently working with the Connecticut Department of Environmental Protection and the U.S. Army Corps of Engineers to determine the remediation measures that will be required. Griffin Land may also be required to acquire some road frontage for required road improvements.

        As of December 1, 2007, the book value of the land for this proposed development, including design, development and legal costs, was $5.3 million. Management believes that the costs for Meadowood that have been expended to date will be recovered.

        Griffin Land owns another approximate 500 acres in Simsbury, portions of which are zoned for residential use and other portions of which are zoned for industrial use. Not all of such land is developable. The land currently zoned for industrial use is probably more suited to commercial use. Griffin Land may seek to develop or sell such lands if approvals can be obtained.

  Suffield

        In 2003, Griffin Land received approval from the Planning and Zoning Commission of Suffield, Connecticut for the subdivision of 97 acres of contiguous land in Suffield into a development of 50 homes called Stratton Farms. An adjoining landowner filed a lawsuit challenging the Commission's approval of Stratton Farms. The lawsuit and subsequent appeals were denied. After the final required permit was received by Griffin Land in the 2005 fourth quarter, Griffin Land completed construction of the infrastructure for this residential development. In fiscal 2006, Griffin Land entered into a contract with a home builder to sell the fifty residential lots over a three year time period. The first sale, ten residential lots, was completed in the 2006 third quarter, and the second sale, fifteen residential lots, was completed in the 2007 third quarter. Under the terms of the contract, the last two sales comprising the remaining twenty-five residential lots are scheduled to be closed in fiscal 2008. The weakening of the residential real estate market this past year may result in the delay of the sale of the remaining twenty-five lots. There is no assurance that the remaining lots at Stratton Farms will be sold under the current contract terms, or at all.

  Other

        In fiscal 2007, Griffin Land leased approximately 700 acres of undeveloped land in Connecticut and Massachusetts to local farmers. Much of this land had previously been leased to General Cigar under a ten-year lease agreement that terminated on February 28, 2007. That lease was entered into when Griffin and General Cigar were wholly-owned subsidiaries of Culbro Corporation. The revenue generated from the leasing of farmland is not material to Griffin Land's total revenue.

        Griffin Land is evaluating its other properties for residential or other development in the future. Griffin Land anticipates that obtaining subdivision approvals in many of the towns where it holds land appropriate for residential subdivision will be an extended process.

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

        Imperial's growing operations are located on land owned by Griffin in Connecticut (approximately 445 acres currently used) and land owned by Imperial in northern Florida (approximately 490 acres currently used). In fiscal 2004, Imperial completed an expansion of its northern Florida facility, which included improved and expanded shipping capacity, customer service facilities and irrigation and water recycling operations. A substantial portion of the products that were part of the increased Florida production were of larger sizes, requiring extended growing cycles. Currently, substantially all of the useable contiguous lands suitable for the container-growing operations in Connecticut is used, as is a large portion of such land in northern Florida, although not all available space is being utilized in Florida. Imperial also uses approximately 45 acres of land in Connecticut to grow liners (starter plants) in the field for transplanting into containers. Imperial expects to relocate its field liner growing operation to other land owned by Griffin.

        Imperial's growing operations serve a market comprised principally of independent garden centers, rewholesalers, whose main customers are landscape contractors, and mass merchandisers. Imperial's major markets are in the Northeast, Mid-Atlantic, the northern portion of the Southeast and the Midwest. Imperial is attempting to expand its distribution to additional parts of the Southeast. In 2007, Imperial increased its sales resources in the Southeast in order to increase its sales in areas that are closer to its Florida farm than the areas that Imperial's Florida farm has previously supplied. In conjunction with the increase in sales coverage in the Southeast, Imperial reduced its sales coverage to certain parts of the Midwest area. The decision to reduce coverage in that area reflected the increasing difficulty in servicing and competing for business in a market that is distant from both the Connecticut and Florida facilities, and management's decision to not increase its overall selling expenses when it increased sales resources in the Southeast. The drought conditions that affected parts of the Southeast in 2007 could negatively impact Imperial's efforts to increase sales in that region.

        Imperial's sales are extremely seasonal, peaking in spring, are strongly affected by weather conditions, particularly in the spring planting season, and are affected by commercial and residential building activity. The slowdown in new housing starts that took place in fiscal 2007 may adversely impact Imperial's future results. Although Imperial only has minimal sales to home builders, they are the ultimate users of a portion of the product that is sold to rewholesale customers. The slowdown in home building could adversely affect sales to Imperial's rewholesaler customer segment, which accounted for approximately 32% of Imperial's sales in fiscal 2007. Imperial's sales are made to a large variety of customers, no single one of which represented more than 10% of Imperial's total sales in fiscal 2007 and fiscal 2006. However, aggregate net sales to Imperial's ten largest customers, including several large mass merchandisers, accounted for 25% of Imperial's total net sales in fiscal 2007 and 35% of Imperial's total net sales in fiscal 2006.

        Imperial's inventories consist principally of container-grown plants on its two farms. The largest volume products of Imperial are evergreens, including leyland cypress, many varieties of hollies and flowering shrubs in Florida and rhododendron, evergreens and flowering shrubs in Connecticut. Other major product categories in Florida include nandina, magnolia, perennials and crepe myrtle. In Connecticut, alberta spruce, perennials and trees are other major products. Container-grown product is held principally from one to five years before it is sold. Several years ago, Imperial started selling some perennials and a number of other products as one of several licensed growers under the "Novalis" trade name. Imperial has entered into additional licensing agreements that enable it to grow and sell certain branded products available only to a limited number of growers. These programs are directed toward increasing Imperial's sales to independent garden centers.

        In 2006, Imperial reduced production at its Florida farm, which resulted in a reduction of the inventory level maintained at that facility. The reduction in inventory better matched inventory quantities with sales volume and with the shorter shipping season from the Florida farm. Inventory levels at Florida in 2007 were similar in quantity with the prior year, and may in the future be adjusted to expected sales volume. In Connecticut, although future production may reflect increases and decreases to the numbers of plants grown in current varieties and sizes, overall future utilization at that facility is expected to remain consistent with the current utilization.

        Imperial is reviewing a variety of approaches to improve its operating results, including changes in the relative quantities of some products currently grown and proposed to be grown and also possible changes in the potting and growing cycles for some of its containerized production. The reduction in product being grown in Florida in order to better align its production with expected sales volume and the increased focus on the Southeast marketplace are part of this effort. In addition, over the past two years, Imperial has increased the percentage of its product sold to independent garden centers and reduced its sales to mass merchant customers. Sales to independent garden centers generally have more favorable gross margins as compared to sales to mass merchandisers. The field grown liner program in Connecticut is directed at increasing gross profit on sales by reducing plant costs. Any such changes, if successful, taking into account the growing cycles of the related plants, will take a substantial period of time to be reflected in results of operations to any material extent.

        In fiscal 2007, Imperial's cost of goods sold includes $0.7 million for inventory losses. The inventory losses reflect a higher than expected level of disposals of unsaleable product, increases to inventory reserves because the carrying costs of certain inventories exceed their net realizeable values and the writeoff of certain inventories that will no longer be sold due to changes in product mix, principally at Imperial's northern Florida operation. The charge for unsaleable inventories and net realizeable value issues was $0.8 million in fiscal 2006 and $3.1 million in fiscal 2005.

        Shipping capacity and shipping expense are major cost concerns, especially on product shipped to customers from Imperial's northern Florida location because of the distance between the northern Florida farm and Imperial's main markets. Over the past two years, costs of shipping have increased significantly as the result of higher fuel costs, the need to arrange for the return of portable shelving units for subsequent shipments and competition with other companies in northern Florida for the availability of trucks during Imperial's peak spring shipping period. In fiscal 2007, Imperial increased the number of trucking vendors, improved the routing of shipments and had additional portable shelving units available. These improvements, along with an increase in delivery charges to customers, substantially improved the net impact of transportation on Imperial's operating results. Management is continuing its efforts to review its shipping practices. In fiscal 2007 Imperial planned its shipping in ways that reduced the need for returning trucks empty which helped in managing total shipping costs.

Investments

  Centaur Media, plc

        In fiscal 2004, Griffin sold its holdings in Centaur Communications, Ltd. ("Centaur Communications") and, in addition to the cash proceeds of $68.9 million, received 6,477,150 shares of common stock of Centaur Holdings, plc ("Centaur Holdings"), approximately 4% of the outstanding common stock of Centaur Holdings at the time of the transaction. In June 2006, Centaur Holdings changed its name to Centaur Media, plc ("Centaur Media"). Centaur Media is a publicly traded company listed on the London Stock Exchange. In fiscal 2007, Griffin sold 1,200,000 shares of its Centaur Media common stock for proceeds of approximately $3.5 million, which resulted in a pretax gain of $2.9 million. Griffin accounts for its remaining investment in Centaur Media as an available-for-sale security. Accordingly, changes in the market value of Griffin's remaining investment in Centaur Media, including both changes in the stock price and changes in the foreign currency exchange rate, are not included in Griffin's net income but are included in Griffin's other comprehensive income.

  Shemin Nurseries Holding Corp.

        In fiscal 2001, Griffin sold the portion of Imperial's business that operated wholesale sales and service centers and received cash proceeds of $18.4 million and approximately 14% of the outstanding common stock of Shemin Acquisition Corp. ("Shemin Acquisition"), a privately held company that operated a landscape nursery distribution business and an irrigation supply business through its subsidiaries. Griffin accounted for its investment in Shemin Acquisition under the cost method of accounting for investments. In fiscal 2004, Griffin invested an additional $143,000 in Shemin Acquisition and maintained its approximate 14% ownership interest. In fiscal 2005, Griffin exchanged a portion of its holdings in Shemin Acquisition for common stock in Shemin Nurseries Holding Corp. ("SNHC"), which operates a landscape nursery distribution business through its subsidiary that previously was a wholly-owned subsidiary of Shemin Acquisition. Griffin then completed the sale of its remaining stock in Shemin Acquisition for cash proceeds of $5.7 million. Also in fiscal 2005, Griffin received a cash distribution of $1.7 million from SNHC. In the fiscal 2007 third quarter, Griffin received cash of $1.8 million from SNHC, which included dividend income of $1.6 million and a $0.2 million return of investment. Griffin continues to hold its investment in SNHC and accounts for this investment under the cost method of accounting for investments.

Financial Information Regarding Industry Segments

        See Note 2 to the consolidated financial statements of Griffin for certain financial information regarding the real estate business and the landscape nursery business.

Employees

        As of December 1, 2007, Griffin employed 205 people on a full-time basis, including 21 in its real estate business and 179 in its landscape nursery business. Presently, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

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

Regulation: Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin Land may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of Griffin's land may be affected by the presence of chlordane and dieldrin, arising from the prior use of the land for farming on a portion of the land that is intended for residential use. In the event that Griffin Land is unable to adequately remediate any of its land intended for residential use, Griffin Land's ability to develop such property for its intended purposes would be materially affected.

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

ITEM 1A.    RISK FACTORS

        Griffin's real estate and landscape nursery businesses have a number of risk factors. The risk factors discussed below are the ones that management deems to be material, but they may not be the only risks facing Griffin's businesses. Additional risks not currently known or currently deemed not to be material may also impact Griffin's businesses.

  Risks Associated with Concentration of Real Estate Holdings

        Griffin Land's real estate operations are concentrated in the Hartford, Connecticut area. Adverse changes in the local economy or real estate market could impact Griffin Land's real estate operations, including the market's ability to absorb newly constructed space and Griffin Land's ability to retenant vacant space.

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

  Competition and Governmental Regulations

        Griffin Land's real estate operations compete with other properties in Griffin Land's area of operation and are subject to governmental regulations that affect real estate development, such as local zoning ordinances. The construction of new facilities by competitors would increase capacity in the marketplace, which could result in Griffin Land experiencing longer times to lease vacant space, depressing lease rates or hindering renewals by existing tenants.

  Insurance Coverage Does Not Include All Potential Losses in the Real Estate Business

        Griffin Land carries comprehensive insurance coverage, including property, fire, terrorism and loss of rental revenue. The insurance coverage contains policy specifications and insured limits. Griffin Land believes its properties are adequately insured. However, there are certain losses that are not generally insured against or that are not fully insured against. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of Griffin Land's properties, Griffin Land could experience a significant loss of capital invested and potential revenue from the properties affected.

  Risks of Agricultural and Environmental Factors

        Imperial's production of plants may be adversely affected by agricultural and environmental factors beyond its control such as a hurricane at its northern Florida location or severe drought conditions. A hurricane at its northern Florida facility could damage Imperial's facilities and result in a loss of inventory (see Risks of Loss in the Landscape Nursery Business Not Covered by Insurance). Imperial's production facilities could also be adversely affected by severe drought conditions. While management believes that Imperial's Connecticut and northern Florida operations have sufficient water supplies available, a severe drought could impact Imperial's ability to maintain adequately its inventory. In addition, a severe drought in Imperial's main sales markets could substantially impact Imperial's sales.

        Other agricultural or environmental factors that could materially impact Imperial's growing operations are adverse weather conditions, such as freezing conditions (particularly at the northern Florida facility), plant diseases, pests and the improper use of herbicides and pesticides. The occurrence of any one of these factors could materially affect Imperial's growing operations, and result in a portion of Imperial's inventory becoming unsaleable.

  Concentration of Customers

        Although no single customer of Imperial accounted for more than 10% of Imperial's total net sales in fiscal 2007, Imperial's ten largest customers, including several mass merchandisers, accounted for 25% of Imperial's total net sales in fiscal 2007. Management expects that a small number of customers will continue to account for a significant portion of Imperial's net sales over the next several years. Imperial does not have any material sales contracts with any of its customers. Certain of Imperial's independent garden center customers purchase product from Imperial through buying cooperatives. The loss of one of Imperial's larger customers or the inability to collect accounts receivable from one of Imperial's larger customers, including buying cooperatives, could have an adverse effect on Imperial. One of Griffin Land's tenants accounted for approximately 10% of its total rental revenue in fiscal 2007.

  Regulatory Risks

        Imperial's operations are subject to various laws and environmental regulations. The failure to comply with such laws and environmental regulations could result in liabilities being incurred for Imperial's actions. Recently, there has been an increase in legislation regarding the sale and transportation of plant varieties considered to be "invasive" by state governments. The continuation of such legislation could adversely impact Imperial's operations by reducing the area where inventories of plants considered to be invasive may be sold or transported.

  Risks Associated with the Cost of Raw Materials and Energy Costs

        Imperial's operations could be adversely affected by increases in the cost of growing plants, the costs of certain materials and energy costs. Prices of certain petroleum based materials, such as plant containers and plastics used in protecting inventory during the winter, have increased as overall petroleum prices have increased. In addition, increases in energy costs and the lack of availability of energy could also adversely impact Imperial's operations, particularly at Imperial's Connecticut facility, which uses heat generated from natural gas and propane to maintain certain parts of its inventory during the winter.

        Griffin Land's construction activities could be adversely affected by increases in raw materials or energy costs. As petroleum and other energy costs increase, products used in the construction of Griffin Land's facilities, such as steel, masonry, asphalt, cement and building products are expected to increase, based on recent bids. An increase in construction costs will increase the cost of building new facilities and may negatively impact Griffin Land's future operating results through increased depreciation expenses. An increase in construction costs would also require increased investment in Griffin Land's real estate assets, which may lower the return on investment in new facilities in the real estate business.

  Residential Real Estate Market and Credit Availability

        The decline in the residential real estate market and tightening of credit availability during 2007 may adversely affect Griffin Land's real estate development activities. The decline in the residential real estate market could result in the delay or cancellation of the completion of residential land sales currently under contract and could result in the delay of the development of Griffin Land's other undeveloped land intended for residential use. The slowdown in new housing starts in 2007 may also adversely affect Imperial's future results. Although Imperial only has minimal sales of product to home builders, they are the ultimate users of a portion of the product sold to Imperial's rewholesale customer segment, which accounted for 32% of Imperial's sales in fiscal 2007.

  Availability of Transportation Vendors to Deliver Product

        Substantially all of Imperial's sales are delivered to customers' locations using independent contractors for trucking services. The ability to ship products timely, especially during the peak spring shipping season, could be adversely impacted by shortages in available trucking capacity. Significant increases in transportation costs could have a material adverse effect on Imperial's business, as customers may choose to purchase product from local growers or Imperial may not be able to pass along such increases to customers. The risks regarding transportation, while significant to Imperial's entire operation, are more acute at its northern Florida facility, because that facility is, on average, more distant from its customers than Imperial's Connecticut facility.

  Availability of Labor

        Labor costs comprise a substantial portion of Imperial's production costs. Imperial is subject to the Fair Labor Standards Act as well as various federal, state and local regulations that govern matters such as minimum wage requirements, working conditions and worker regulations. As a significant amount of Imperial's seasonal employees are paid at slightly above minimum wage rates, any increase in such minimum wage rates could adversely impact Imperial's results. In addition, Imperial depends on a significant amount of seasonal labor, particularly during its peak shipping period in the spring. Changes in immigration laws could make it more difficult for Imperial to meet its seasonal labor requirements, which could adversely affect Imperial's operations.

  Risks of Loss in the Landscape Nursery Business Not Covered by Insurance

        Imperial carries comprehensive insurance coverage, including property, liability, fire and terrorism on its production facilities and its inventories. The insurance contains policy specifications and insured limits, and does not cover all possible losses that Imperial could incur. For example, Imperial's insurance that covers its inventory at its northern Florida facility does not include losses that may occur from wind, such as from a hurricane or tornado.

  Investment in Foreign Company

        Griffin has an investment in Centaur Media, plc, a public company based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

  Litigation

        Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material, individually or in the aggregate, to Griffin's consolidated financial position, results of operations or cash flows.

  The Concentrated Ownership of Griffin Common Stock by Members of the Cullman and Ernst Families

        Members of the Cullman and Ernst families (the "Cullman and Ernst Group"), which include directors Edgar M. Cullman, David M. Danziger and Frederick M. Danziger, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 49.7% of the outstanding common stock of Griffin as of December 1, 2007. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin's corporate and management policies and may limit other Griffin stockholders' ability to influence Griffin's corporate and management policies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

Land Holdings

        Griffin is a major landholder in the State of Connecticut, owning approximately 3,650 acres, and also owns approximately 450 acres of land in Massachusetts. In addition, Griffin owns approximately 1,100 acres in northern Florida, most of the useable portion of which is used for Imperial's growing operations or is contiguous to such operations.

        At December 1, 2007, the book value of undeveloped land holdings, including land improvements, owned by Griffin, principally in the Hartford, Connecticut area, was approximately $17.0 million. Griffin believes the fair market value of such land is substantially in excess of its book value, including land improvements.

        A listing of the locations of Griffin's real estate held for development or sale, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut has been developed, and nursery real estate, is as follows:

Real Estate Held For Development or Sale

Location of Property	Land Area (Acres)
Connecticut
Bloomfield	325
East Granby	150
East Windsor	115
Granby	106
Manchester	30
Simsbury	861
Suffield	307
Windsor	969
Massachusetts
Southwick	436

Nursery Real Estate

Location of Property	Land Area (Acres)
Florida
Quincy	1,066
Connecticut
East Granby	424
Granby	305
Windsor	45
Simsbury	10

        Griffin also leases approximately 2,200 square feet in New York City for its executive offices.

        As with many companies engaged in real estate investment and development, Griffin holds its real estate portfolio subject to mortgage debt. See Note 4 to Griffin's consolidated financial statements for information concerning the mortgage debt associated with Griffin's properties.

ITEM 3.    LEGAL PROCEEDINGS

        As discussed in Item 1, certain parts of Griffin's property in Simsbury, Connecticut, are affected by the presence of chlordane. Although various federal, state and local agencies may have an interest in the matter, there are no proceedings known by Griffin to be contemplated by any of these agencies with respect to chlordane.

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

        In January 2007, Griffin Land and the town of Simsbury jointly filed a motion in the Appellate Court to have the appeal remanded to the Superior Court in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval. In June 2007, at a joint meeting of the town's Planning, Zoning and Inland Wetlands Commissions, a tentative settlement agreement was presented for their review. The tentative settlement includes, among other things, approval for up to 299 homes, certain remediation measures to be performed by Griffin Land and the purchase by the town, subject to approvals, of a portion of the Meadowood land for town open space. The Zoning and Inland Wetlands Commissions approved resolutions at that meeting accepting the proposed settlement terms. The Planning Commission approved the resolution at a subsequent meeting. A formal settlement agreement must be executed by Griffin Land and the town and then approved by the Connecticut Superior Court, which will consider each Commission's agreement at a public court hearing and render its decision. If approved by the Court, as expected, the previously filed cases would be withdrawn with no further litigation between the parties on this matter.

        On June 25, 2007, Griffin and its subsidiary, Imperial Nurseries, settled a lawsuit filed against them and several of their officers and employees (the "Griffin Defendants") by twelve migrant and seasonal workers employed by an independent farm labor contractor, Pro Tree Forestry Services ("Pro Tree"), that had been engaged by Imperial to provide labor at its Connecticut farm. The plaintiffs alleged, among other things, that they worked at Imperial's Connecticut farm for approximately three months in the spring of 2006; that they were not paid sufficient wages by the Pro Tree defendants as required by state and federal laws; and that the Griffin defendants were liable as joint and/or integrated employers. The lawsuit included a number of other causes of action against the Pro Tree defendants related to this issue, including claims under the Migrant and Seasonal Agricultural Protection Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Alien Tort Claims Act, and other statutory and common law claims, and asserted that certain of the Griffin Defendants were jointly liable for certain of those claims. Under the settlement, Griffin agreed to pay certain amounts to the plaintiffs for wages and damages they allegedly suffered. On July 13, 2007, Imperial settled a lawsuit filed against Imperial by the United States Department of Labor (the "DOL") that claimed that Pro Tree had underpaid its employees while they were working at Imperial's Connecticut farm, and because Pro Tree refused to pay back wages to its employees, Imperial was required to pay those individuals. The total cost to Griffin for both of those lawsuits, including legal fees incurred in fiscal 2007 and net of recovery under Griffin's insurance policies, was approximately $0.5 million.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                   MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the Nasdaq National Market:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2007	$37.42	$31.00	$38.00	$34.20	$38.49	$32.69	$38.60	$32.50
2006	$32.50	$24.00	$33.43	$29.77	$33.45	$30.01	$32.93	$28.01

        On January 25, 2008, the number of record holders of common stock of Griffin was approximately 399, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the Nasdaq National Market on such date was $34.01 per share.

Issuer Purchases of Equity Securities

        The following table provides information regarding purchases of equity securities by the issuer for the fiscal year ended December 1, 2007.

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs (1)
May 10, 2007	42,000	$37.02	42,000	108,000
September 25, 2007	70,900	$37.02	70,900	37,100

(1)
On January 30, 2007, Griffin's Board of Directors authorized the repurchase of up to 150,000 shares of Griffin's outstanding common stock through private transactions. The program to repurchase does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management's discretion. In November 2007, the Board of Directors increased by 100,000 shares the number of shares authorized to be repurchased under the program and extended the program through December 31, 2008. As of December 1, 2007, the number of shares authorized to be repurchased was 137,100.

Dividend Policy

        From the time Griffin became a public company in 1997 through the third quarter of fiscal 2007, Griffin did not pay dividends. In the 2007 fourth quarter, Griffin declared a quarterly cash dividend of $0.10 per share on its common stock. Griffin expects to pay quarterly dividends to its shareholders in future quarters subject to the Board of Directors' evaluation of other uses for Griffin's cash.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column(a)) (c)
Equity compensation plan approved by security holders	236,726	$15.56	251,151

Note:    There are no equity compensation plans that were not approved by security holders.

Stock Performance Graph

        The following graph compares the total percentage changes in the cumulative total stockholder return (assuming the reinvestment of dividends) on Griffin's Common Stock with the cumulative total return of the Russell 2000 Index from November 30, 2002 to December 1, 2007. It is assumed in the graph that the value of each investment was $100 at November 30, 2002. Griffin is not aware of any other company that substantially participates in both the landscape nursery and real estate businesses, and would therefore be suitable for comparison to Griffin as a "peer issuer" within Griffin's lines of business.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected statement of operations data for fiscal years 2003 through 2007 and balance sheet data as of the end of each fiscal year. The selected financial data for fiscal 2005, fiscal 2006 and fiscal 2007 are derived from the audited consolidated financial statements included in Item 8 of this report. The selected financial data for fiscal 2003 and fiscal 2004 were derived from the audited consolidated financial statements for those years.

	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$59,423	$53,231	$41,889	$41,270	$37,119
Operating profit (loss)	9,417	334	(4,761)	(3,994)	(1,923)
Gain on sale of Centaur Media common stock	2,873	—	—	—	—
Gain on sale of Shemin Acquisition Corporation	—	—	3,235	—	—
Gain on sale of equity investment in Centaur Communications, Ltd.	—	—	—	51,107	—
Income (loss) before cumulative effect of change in accounting principle	8,331	(215)	(1,368)	30,988	(2,526)
Cumulative effect of change in accounting principle, net of tax (a)	—	(217)	—	—	—
Net income (loss)	8,331	(432)	(1,368)	30,988	(2,526)
Earnings (loss) per share:
Basic:
Income (loss) per share before cumulative effect of change in accounting principle	1.62	(0.04)	(0.27)	6.31	(0.52)
Cumulative effect of change in accounting principle, net of tax (a)	—	(0.04)	—	—	—
Net income (loss) per share	1.62	(0.08)	(0.27)	6.31	(0.52)
Diluted:
Income (loss) per share before cumulative effect of change in accounting principle	1.58	(0.04)	(0.27)	6.06	(0.53)
Cumulative effect of change in accounting principle, net of tax (a)	—	(0.04)	—	—	—
Net income (loss) per share	1.58	(0.08)	(0.27)	6.06	(0.53)
Balance Sheet Data:
Total assets	206,803	216,615	188,650	176,890	145,298
Working capital	61,541	65,678	74,921	71,442	22,640
Long-term debt (including current portion)	49,695	51,828	44,219	32,334	42,165
Stockholders' equity	138,903	139,614	132,857	134,130	96,901
Cash dividends per common share	0.10	—	—	—	—

(a)
In fiscal 2006, Griffin adopted FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143" ("FIN No. 47"). See Note 1 to Griffin's consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The consolidated financial statements of Griffin include the accounts of Griffin's Connecticut and Massachusetts based real estate business ("Griffin Land") and Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial").

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

          Investments: Griffin classifies its investments in debt and equity securities that have readily determinable fair values as either available-for-sale or trading securities, based upon management's intent regarding each security. If there is a decline in fair value of available-for-sale securities, Griffin evaluates whether such decline is other than temporary, and if the decline is deemed to be other than temporary, Griffin would record the decline in its statement of operations.

          Accounts receivable: Management estimates future recoverability of its accounts receivable based on an account's aging, payment history and financial condition.

          Inventories: In applying the principle of the lower of cost or market using the average cost method for nursery stock, management must estimate the future recoverability of certain parts of the inventory that have not matured as planned. Such estimates are based on the physical characteristics of the nursery stock in question and potential sales outlets and sales pricing.

          Income taxes: In applying SFAS No. 109 "Accounting for Income Taxes," management estimates future taxable income from operations, the sale of appreciated assets and tax planning strategies in determining if it is more likely than not that Griffin will realize the benefits of its deferred tax assets.

          Impairment of long-lived assets: Griffin evaluates the carrying value of its long-lived assets in relation to their fair values, operating performance and future undiscounted cash flows. In connection with Griffin's real estate business, development costs that have been capitalized are reviewed periodically for future recoverability.

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

Summary

        Griffin's net income for fiscal 2007 is $8.3 million as compared to a loss before the cumulative effect of a change in accounting principle, net of tax, of $0.2 million in fiscal 2006 and a net loss of $0.4 million in fiscal 2006. The improved results in fiscal 2007 principally reflect improved results of Griffin's operating businesses, Griffin Land and Imperial, a gain on the sale of a portion of Griffin's investment in Centaur Media, plc ("Centaur Media"), and an increase in investment income. Fiscal 2006 results also included a charge, net of tax, of $0.2 million for a change in accounting principle.

        Operating profit at Griffin Land increased from $7.0 million in fiscal 2006 to $15.1 million in fiscal 2007 due principally to higher profit from property sales. Profit from Griffin Land's leasing operations also increased in fiscal 2007 as compared to fiscal 2006. Imperial incurred an operating loss of $1.4 million in fiscal 2007 as compared to an operating loss of $2.4 million in fiscal 2006, due principally to higher margins on sales. Griffin's general corporate expense increased to $4.3 million in fiscal 2007 from $4.2 million in fiscal 2006. An increase in legal costs, primarily related to a lawsuit in 2007, were substantially offset by lower expenses for compliance with Section 404 of the Sarbanes-Oxley Act and lower incentive compensation expense. Fiscal 2007 included a pretax gain of $2.9 million from the sale of a portion of Griffin's investment in Centaur Media. Investment income was higher in fiscal 2007 as compared to fiscal 2006 due principally to dividend income from Shemin Nurseries Holding Corp. ("SNHC"). Interest expense in fiscal 2007 was higher than fiscal 2006 due to interest expense on an $8.5 million nonrecourse mortgage entered into by Griffin Land near the end of fiscal 2006.

        In fiscal 2007, Griffin adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). The adoption of SFAS No. 158 did not impact Griffin's consolidated statement of operations, but did increase Griffin's accumulated other comprehensive income by $47,000. See Notes 1 and 5 to the consolidated financial statements included in Item 8.

        The change in accounting principle in fiscal 2006 reflected the recording of conditional asset retirement obligations in accordance with FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143." Also, at the beginning of the 2006 fiscal year, Griffin adopted SFAS No. 123(R) "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective method of adoption. Results for prior periods were not restated. The effect of the adoption of SFAS No. 123(R) on fiscal 2007 and 2006 results of operations was not material. See Notes 1 and 6 to the consolidated financial statements included in Item 8.

Fiscal 2007 Compared to Fiscal 2006

        Griffin's consolidated total revenue increased from $53.2 million in fiscal 2006 to $59.4 million in fiscal 2007, reflecting an increase in revenue of approximately $9.6 million at Griffin Land, partially offset by a decrease in revenue of approximately $3.4 million at Imperial.

        Revenue at Griffin Land increased from $21.8 million in fiscal 2006 to $31.4 million in fiscal 2007. The increase of approximately $9.6 million reflects an increase of approximately $7.5 million in revenue from property sales and an increase of approximately $2.1 million of revenue from leasing operations. Property sales occur periodically, and changes in revenue from year to year from these transactions are generally not indicators of any trends in the real estate business. Revenue from property sales in fiscal 2007 reflects several sales of undeveloped land, including the sale of approximately 73 acres in Griffin Center in Windsor, Connecticut to The Hartford Insurance Company for their construction of a large office complex, the sale of approximately 103 acres in South Windsor, Connecticut to a food distributor for construction of a distribution facility, the sale of the second phase of residential lots of Stratton Farms, Griffin Land's residential development in Suffield, Connecticut, and the sale of undeveloped land near the downtown area in Tampa, Florida. In addition, fiscal 2007 includes $3.1 million of revenue recognized from the land sale to Walgreen that closed last year and is being accounted for using the percentage of completion method. The revenue recognized in fiscal 2007 from the land sale to Walgreen reflects the work performed on the required road improvements in fiscal 2007 and the impact of management reducing its estimate of the total costs to complete the required improvements due to changes to the design of certain portions of the required improvements. The effect of reducing the total estimated cost was to increase the percentage of completion, thereby resulting in additional revenue being recognized in fiscal 2007. Property sales revenue in fiscal 2006 included the initial revenue recognition from the land sale to Walgreen, the first sale of residential lots in Stratton Farms and two smaller land sales.

        The increase of $2.1 million in Griffin Land's revenue from its leasing operations in 2007, as compared to fiscal 2006, principally reflects $1.5 million from leasing space that was vacant during fiscal 2006, net of space previously occupied that is now vacant, $0.3 million from leasing space in the two new Tradeport buildings that were completed and each partially leased this year and $0.3 million from other lease revenue. At December 1, 2007, Griffin Land owned approximately 2,016,000 square feet of industrial, flex and office space, with approximately 1,322,000 square feet (66%) leased. Griffin Land's vacant space at December 1, 2007 includes a 308,000 square foot warehouse, which has remained vacant since it was acquired near the end of the 2006 third quarter. At the end of fiscal 2006, Griffin Land owned approximately 1,711,000 square feet with approximately 1,194,000 square feet (70%) leased. The increase in the total square footage of Griffin Land's portfolio reflects two new industrial buildings in Tradeport completed in fiscal 2007, aggregating approximately 275,000 square feet and an approximate 31,000 square foot warehouse facility acquired in the fiscal 2007 fourth quarter. Approximately 92,000 square feet of the new Tradeport buildings and the entire warehouse facility acquired in fiscal 2007 were leased at the end of fiscal 2007. The increase of approximately 128,000 square feet under lease at the end of fiscal 2007 versus the end of fiscal 2006 reflects the space leased in the new industrial buildings placed in service in fiscal 2007, the space leased in the warehouse facility acquired in fiscal 2007, and approximately 45,000 square feet of previously vacant space leased during fiscal 2007, partially offset by a lease for approximately 40,000 square feet in one of Griffin Land's flex buildings that expired and was not renewed. Market activity for industrial space in the area where Griffin Land's properties are located softened in the second half of fiscal 2007 and has not yet shown signs of a significant recovery. The softening of the industrial market may result in slowing Griffin Land's development of new buildings in Tradeport. Griffin Land is currently adding a 100,000 square foot industrial building in Tradeport. Market activity for office space in the area where Griffin Land's office properties are located continues to be soft.

        Net sales and other revenue at Imperial decreased from $31.5 million in fiscal 2006 to $28.0 million in fiscal 2007. Unit sales volume decreased 26% in fiscal 2007 as compared to fiscal 2006. Due to the seasonality of the landscape nursery business, the decrease in Imperial's net sales during fiscal 2007 took place mostly during the second quarter. The decrease in net sales was due to less product being available for sale this year and generally poor weather in Imperial's markets during most of the spring. The reduced amount of product available for sale this year reflects Imperial's efforts last year to move previously unsold product and management's decision to reduce inventories to levels consistent with sales expectations. The relatively poor weather this spring resulted in the reduction of reorders, as it took retail customers a longer time to sell through their initial deliveries of product. The decrease in net sales was proportionately less than the decrease in unit sales volume due to higher pricing in fiscal 2007 and selling, on average, larger units in fiscal 2007 than fiscal 2006. The higher pricing in fiscal 2007 principally reflects Imperial selling a greater percentage of its product to independent garden center customers, the customer segment with the most favorable pricing for Imperial. Imperial's sales to independent garden center customers increased to approximately 52% of total sales in fiscal 2007 from approximately 43% in fiscal 2006.

        Griffin had consolidated operating profit, including general corporate expense, of $9.4 million in fiscal 2007 as compared to consolidated operating profit, including general corporate expense, of

$0.3 million in fiscal 2006. Operating results at Griffin Land and Imperial increased by approximately $8.1 million and approximately $1.1 million, respectively, in fiscal 2007 as compared to fiscal 2006. General corporate expense increased by approximately $0.1 million in fiscal 2007 as compared to fiscal 2006.

        Operating results at Griffin Land in fiscal 2007 and fiscal 2006 were as follows:

	Fiscal 2007	Fiscal 2006
	(amounts in thousands)
Rental revenue	$14,151	$12,036
Costs related to rental revenue excluding depreciation and amortization expense (a)	6,294	5,095

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	7,857	6,941

Revenue from property sales	17,246	9,730
Costs related to property sales	2,924	2,697

Gain from property sales	14,322	7,033

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	22,179	13,974
General and administrative expenses excluding depreciation and amortization expense (a)	(2,631)	(2,868)

Profit before depreciation and amortization expense (a)	19,548	11,106
Depreciation and amortization expense related to costs of rental revenue	(4,430)	(4,113)
Depreciation and amortization expense-other	(37)	(27)

Operating profit	$15,081	$6,966

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

        The increase of $0.9 million in Griffin Land's profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the increase in rental revenue partially offset by an increase in costs related to rental revenue excluding depreciation and amortization expenses. The higher costs reflect $0.9 million of building operating expenses related to the warehouse facility purchased in the fiscal 2006 third quarter and the Tradeport industrial buildings that were completed this year, and an increase of $0.3 million in various expenses in all of Griffin Land's other buildings.

        The increase in the gain from property sales at Griffin Land in fiscal 2007 principally reflects a higher volume of property sale transactions closed this year (as discussed above). Included in the gain on property sales in fiscal 2007 is the recognition of approximately $2.7 million from the 2006 land sale to Walgreen that was previously deferred. As provided in the terms of the contract for the sale of that land, and as required under the State Traffic Commission Certificate, certain improvements to existing roads were required. The cost of these improvements is the responsibility of Griffin Land, however, a portion of the costs will either be reimbursed from the purchaser of the land or performed by the town. As a result of Griffin Land's continuing involvement with the required improvements to the existing roads, this land sale was accounted for under the percentage of completion method. Accordingly, the revenue and the pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required improvements to existing roads. The recognition of revenue and profit related to the Walgreen land sale reflects the road improvements made by Griffin Land in fiscal 2007. In addition, in fiscal 2007, management reduced its estimate of the total costs to be incurred to complete the required improvements due to changes to the design of certain portions of the required improvements. As a result, the total projected pretax gain on this transaction increased from $9.7 million to $10.2 million and the percentage of completion increased as a result of the reduction of the total expected costs. While management has used its best estimates based on industry knowledge and experience in projecting the total costs of the required road improvements, increases or decreases in future costs as compared with current projected amounts would reduce or increase the gains to be recognized in future periods. Management expects to complete the required road improvements in fiscal 2008 and recognize the balance of the deferred revenue and profit in that year.

        Griffin Land's general and administrative expenses decreased $0.2 million in fiscal 2007 as compared to fiscal 2006 due principally to lower incentive compensation expense. Depreciation and amortization expense at Griffin Land increased $0.3 million in fiscal 2007 as compared to fiscal 2006. Depreciation expense increased $0.7 million related to the warehouse purchased near the end of the 2006 third quarter, the new industrial buildings and tenant improvements placed in service in fiscal 2007. The effect of these increases was partially offset by lower depreciation of $0.3 million as assets became fully depreciated and the inclusion in fiscal 2006 of $0.1 million of accelerated depreciation and amortization expense related to leases that terminated in that year.

        Imperial's operating results for fiscal 2007 and fiscal 2006 are as follows:

	Fiscal 2007	Fiscal 2006
	(amounts in thousands)
Net sales and other revenue	$28,026	$31,465
Cost of goods sold	(24,315)	(29,035)

Gross profit	3,711	2,430
Selling, general and administrative expenses	(5,079)	(4,856)

Operating loss	$(1,368)	$(2,426)

        The reduction of Imperial's operating loss reflects a $1.3 million increase in gross profit partially offset by a $0.2 million increase in selling, general and administrative expenses. The higher gross profit reflects improved pricing, including higher charges for delivery, and lower delivery costs. The improved pricing reflects a greater percentage of Imperial's sales volume going to independent garden center customers in fiscal 2007 as compared to fiscal 2006, the customer segment with the most favorable pricing for Imperial. The lower delivery costs reflect Imperial expanding its base of trucking vendors in fiscal 2007 and the more efficient routing of trucks. Imperial incurred a charge for unsaleable inventories of $0.7 million in fiscal 2007 as compared to a $0.8 million charge for unsaleable inventory in fiscal 2006. Imperial's gross margin on sales, excluding the charges for unsaleable inventories in fiscal 2007 and fiscal 2006, increased from 10.2% in fiscal 2006 to 15.8% in fiscal 2007.

        Imperial's selling, general and administrative expenses increased by $0.2 million in fiscal 2007 as compared to fiscal 2006, reflecting $0.2 million of costs related to the litigation against Imperial by employees of a farm labor contractor previously engaged by Imperial. The increase in general and administrative expenses was partially offset by a reduction in selling expenses, due principally to lower headcount. As a percentage of net sales, selling, general and administrative expenses increased from 15.4% in fiscal 2006 to 18.1% in fiscal 2007.

        Griffin's general corporate expense increased to $4.3 million in fiscal 2007 from $4.2 million in fiscal 2006. The increase principally reflects (i) $0.3 million of costs related to the litigation against Griffin that was settled during fiscal 2007; (ii) an increase of $0.2 million in payroll expense, payroll taxes and employee benefits due, in part, to additional staff added in fiscal 2007; (iii) an increase of $0.1 million of general legal expenses; and (iv) an increase of $0.3 million in other general corporate expenses. These increases were substantially offset by a decrease of $0.5 million of expenses related to compliance with Section 404 of the Sarbanes-Oxley Act and a reduction of $0.3 million in incentive compensation expense. The lower Section 404 compliance expense reflects the hiring of additional staff to assist in Griffin's compliance efforts, which reduced the services required of outside consultants this year, and generally lower expenses for a company's second year of compliance.

        In fiscal 2007, Griffin sold 1.2 million of its approximately 6.5 million shares of common stock in Centaur Media for proceeds of $3.5 million and recorded a pretax gain of $2.9 million on those sales. In the future, Griffin may sell a portion of its remaining holdings in Centaur Media, depending on the market price of Centaur Media's common stock and the foreign currency exchange rate.

        Griffin's consolidated interest expense increased to $3.2 million in fiscal 2007 from $2.9 million in fiscal 2006. An increase in interest expense due to an additional borrowing of $8.5 million under a nonrecourse mortgage loan, completed in the 2006 fourth quarter, was partially offset by an increase in the amount of interest capitalized in fiscal 2007 as compared to fiscal 2006. The increase in capitalized interest in fiscal 2007 reflects interest capitalized on the construction of a building in Tradeport that was completed at the end of the 2007 first quarter, interest capitalized on a new Tradeport industrial building completed in the 2007 fourth quarter and interest capitalized on land improvements that were under construction in fiscal 2007. Griffin's average outstanding debt in fiscal 2007 was $51.1 million as compared to $44.4 million in fiscal 2006.

        Griffin's investment income was $3.9 million in fiscal 2007 as compared to $2.3 million in fiscal 2006. The increase of $1.6 million principally reflects dividend income of $1.6 million from SNHC in fiscal 2007. Investment income from short-term investments and cash equivalents was substantially unchanged in fiscal 2007 as compared to fiscal 2006 as the effect of having, on average, a lower amount of short-term investments and cash equivalents in fiscal 2007 was substantially offset by generally higher interest rates in fiscal 2007 as compared to fiscal 2006. Investment income in fiscal 2007 included interest income related to an income tax refund, which substantially offset the effect of fiscal 2006 including approximately $0.2 million of undistributed equity income from an investment in an agricultural cooperative in which Griffin holds a 25% interest. Because that investment had not been accounted for in periods prior to fiscal 2006, the cumulative effect was recorded in investment income in fiscal 2006. The investment income in fiscal 2007 related to that agricultural cooperative was minimal.

        Griffin's effective income tax rate was 36.2% in fiscal 2007, as compared to 5.3% for fiscal 2006. The effective tax rate in fiscal 2007 reflects a 35% rate for federal income taxes adjusted for state income taxes and permanent differences between book and taxable income. Griffin's income tax benefit for fiscal 2006 reflects the federal statutory rate of 35% substantially offset by the establishment of a valuation allowance of $0.1 million against certain deferred tax assets and the effect of permanent differences. The deferred tax assets on which the valuation allowance was recorded relate to certain state net operating loss carryforwards ("NOLs") of Imperial. The establishment of the valuation allowance in fiscal 2006 reflects management's determination that it is more likely than not that Imperial will not generate sufficient taxable income in the future to utilize the NOLs. In addition, the fiscal 2006 income tax benefit reflects the effect of permanent differences and adjustments to certain deferred tax assets and liabilities. Although these items are not significant amounts, their impact on the effective tax rate was significant because of the small pretax loss in fiscal 2006.

        In fiscal 2006, Griffin recorded a net of tax charge of $0.2 million for a change in accounting principle. This change relates to Griffin's recording the fair value of its conditional asset retirement obligations as prescribed by FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143." The conditional asset retirement obligations relate principally to tobacco barns and other structures on Griffin's land holdings that contain asbestos, primarily in roofing materials. These structures are not currently used in Griffin's operations and do not have any book value, therefore, the full amount of the conditional asset retirement obligation was recorded as a charge in Griffin's consolidated statement of operations. These structures remain from the tobacco growing operations of former affiliates of Griffin.

Fiscal 2006 Compared to Fiscal 2005

        Total revenue increased from $41.9 million in fiscal 2005 to $53.2 million in fiscal 2006, reflecting an increase in rental revenue and property sales of approximately $7.5 million at Griffin Land and an increase in net sales of approximately $3.8 million at Imperial.

        Rental revenue and property sales at Griffin Land increased from $14.2 million in fiscal 2005 to $21.8 million in fiscal 2006. The increase of approximately $7.5 million reflects an approximately $7.1 million increase in revenue from property sales and an increase of approximately $0.4 million in rental revenue from leasing operations. The increase in revenue from property sales principally reflects revenue of $7.9 million recognized on the sale of approximately 130 acres of undeveloped land in Tradeport to Walgreen. The land sale to Walgreen generated cash proceeds of $13.0 million and has been accounted for using the percentage of completion method. Accordingly, approximately $5.1 million of revenue from that sale was deferred at the end of fiscal 2006 and will be recognized in subsequent periods when the costs of required road improvements related to this transaction are incurred. In addition, Griffin Land also closed the first sale of residential lots of its Suffield, Connecticut residential development, Stratton Farms, which generated revenue of $1.0 million. Two other smaller land sales were completed in fiscal 2006 and generated revenue of $0.8 million in the aggregate. Rental revenue from leasing operations increased from $11.7 million in fiscal 2005 to $12.0 million in fiscal 2006. The increase principally reflects: (i) revenue of $1.1 million from leases in two industrial buildings that were in service during the entire year in fiscal 2006 as compared to one of these buildings not in service during fiscal 2005 and the other building in service for approximately six months of fiscal 2005; and (ii) $0.5 million from leasing previously vacant space. Partially offsetting those increases was the loss of revenue of $1.2 million from leases in effect during fiscal 2005 that either expired and were not renewed or were terminated early.

        At the end of fiscal 2006, Griffin Land owned 1,711,000 square feet of industrial, flex and office space, with 1,194,000 square feet (70%) leased, as compared to 989,000 square feet (78%) leased of Griffin Land's 1,266,000 square feet at the end of fiscal 2005. The increase in total space in fiscal 2006 as compared to fiscal 2005 reflects the acquisition of a 308,000 square foot warehouse near the end of the 2006 third quarter and a 137,000 square foot industrial building that was completed and placed in service at the beginning of fiscal 2006. The increase in space leased principally reflects leasing all of the new industrial building completed and placed in service in the early part of fiscal 2006 and leasing other previously vacant industrial and office space. Excluding the warehouse facility acquired in the 2006 third quarter, which was vacant at the time of acquisition and was not leased in fiscal 2006, 85% of Griffin's square footage was leased at the end of fiscal 2006.

        Net sales and other revenue at Imperial increased from $27.7 million in fiscal 2005 to $31.5 million in fiscal 2006. Unit sales volume increased approximately 7.0% in fiscal 2006 as compared to fiscal 2005. The increase in sales volume took place mostly in the second quarter and was attributed to improved spring weather this year, as compared to last year, and management's focus on reducing Imperial's inventory levels to be more in line with expected sales. Imperial's business is highly seasonal with spring sales, which take place mainly in the second quarter, comprising a majority of its annual sales.

        Griffin had consolidated operating profit, including general corporate expense, of $0.3 million in fiscal 2006 as compared to a consolidated operating loss, including general corporate expense, of $4.8 million in fiscal 2005. Operating profit at Griffin Land increased to $7.0 million in fiscal 2006 from $2.3 million in fiscal 2005. Imperial's operating loss decreased to $2.4 million in fiscal 2006 from $3.7 million in fiscal 2005. General corporate expense increased to $4.2 million in fiscal 2006 from $3.4 million in fiscal 2005.

        Operating results at Griffin Land for fiscal 2006 and fiscal 2005 were as follows:

	Fiscal 2006	Fiscal 2005
	(amounts in thousands)
Rental revenue	$12,036	$11,663
Costs related to rental revenue excluding depreciation and amortization expense (a)	5,095	4,663

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	6,941	7,000

Revenue from property sales	9,730	2,565
Costs related to property sales	2,697	646

Gain from property sales	7,033	1,919

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	13,974	8,919
General and administrative expenses excluding depreciation and amortization expense (a)	(2,868)	(2,685)

Profit before depreciation and amortization expense (a)	11,106	6,234
Depreciation and amortization expense related to costs of rental revenue	(4,113)	(3,861)
Depreciation and amortization expense—other	(27)	(33)

Operating profit	$6,966	$2,340

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

        The gain from property sales in fiscal 2006 includes approximately $5.9 million from the sale of approximately 130 acres of undeveloped land in Tradeport to Walgreen and approximately $1.1 million from the sale of residential land in the Stratton Farms development and two smaller land sales. The land sale to Walgreen has been accounted for using the percentage of completion method. Accordingly, an additional gain of approximately $3.8 million from that transaction has been deferred and will be recognized in future periods when the costs of required roadwork improvements related to this transaction are incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain to be recognized in future periods. The gain from property sales at Griffin Land in fiscal 2005 principally reflects the sale of commercial land in Windsor, Connecticut and three sales of undeveloped residential land. General and administrative expenses at Griffin Land increased from $2.7 million in fiscal 2005 to $2.9 million in fiscal 2006 principally reflecting higher incentive compensation expense in fiscal 2006 related to Griffin Land's operating results, principally completed property sales.

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

        Imperial's operating results in fiscal 2006 and fiscal 2005 were as follows:

	Fiscal 2006	Fiscal 2005
	(amounts in thousands)
Net sales and other revenue	$31,465	$27,661
Cost of goods sold	(29,035)	(26,719)

Gross profit	2,430	942
Selling, general and administrative expenses	(4,856)	(4,622)

Operating loss	$(2,426)	$(3,680)

        Imperial's operating loss decreased by approximately $1.3 million in fiscal 2006 as compared to fiscal 2005 reflecting an approximate $1.5 million increase in gross profit partially offset by an approximate $0.2 million increase in selling, general and administrative expenses. Fiscal 2006 includes a cost of goods sold charge of $0.8 million to reserve for unsaleable inventories and inventories that are expected to be sold below their carrying values. Fiscal 2005 included a cost of goods sold charge of $3.1 million for these items. Partially offsetting the positive effect on gross profit of the lower cost of goods sold charge in fiscal 2006 as compared to fiscal 2005 were higher plant costs and higher delivery costs in fiscal 2006 as compared to fiscal 2005. The higher plant costs reflect, in part, increased costs of production and inventory sold in fiscal 2006 that had been held beyond its expected sales window thus having additional costs. The higher shipping costs reflect increased delivery charges from trucking vendors. Imperial's gross margin on sales (excluding in each year the effect of the cost of goods sold charges related to unsaleable inventories) decreased from 14.5% in fiscal 2005 to 10.2% in fiscal 2006.

        Imperial's selling, general and administrative expenses increased by approximately $0.2 million in fiscal 2006 as compared to fiscal 2005. The increase reflects higher selling expenses, principally sales commissions, related to the increase in net sales in fiscal 2006. As a percentage of net sales, selling, general and administrative expenses decreased from 16.7% in fiscal 2005 to 15.4% in fiscal 2006.

        Griffin's general corporate expense was $4.2 million in fiscal 2006 as compared to $3.4 million in fiscal 2005. Fiscal 2005 included a $0.1 million retrospective insurance charge related to a former affiliate of Griffin. Excluding the effect of that item in fiscal 2005, general corporate expense increased by $0.9 million due principally to an increase of $0.6 million related to compliance with Section 404 of the Sarbanes-Oxley Act and an increase of $0.5 million in incentive compensation expense in fiscal 2006, partially offset by a net reduction of $0.2 million of other expenses.

        In fiscal 2005, Griffin sold its investment in Shemin Acquisition for cash proceeds of $5.7 million, resulting in a pretax gain of $3.2 million. Immediately prior to the sale, Griffin exchanged a portion of its Shemin Acquisition common stock for common stock of Shemin Nurseries Holding Corp. ("SNHC"), which operates a landscape nursery distribution business through its subsidiary. Griffin has retained its ownership in SNHC. See Note 8 to the consolidated financial statements.

        Griffin's consolidated interest expense increased from $2.4 million in fiscal 2005 to $2.9 million in fiscal 2006. The increase principally reflects interest on the $12.7 million mortgage that was completed in the 2005 third quarter. This mortgage was outstanding for the entire 2006 fiscal year as compared to less than six months in fiscal 2005. Griffin's average outstanding debt in fiscal 2006 was $44.4 million as compared to $36.8 million in fiscal 2005.

        Griffin's investment income was $2.3 million in fiscal 2006 as compared to $1.3 million in fiscal 2005. The increase of investment income in fiscal 2006 reflects a higher yield from short-term investments due, generally, to higher short-term interest rates, interest income on the proceeds from the sale of land to Walgreen that were held in escrow during most of the 2006 third quarter and an increase in dividend income from Centaur Media. The proceeds from the land sale to Walgreen were used to purchase a warehouse facility in fiscal 2006. In addition, fiscal 2006 includes approximately $0.2 million of undistributed equity income from an investment in an agricultural cooperative in which Griffin holds a 25% interest. Because this investment had not been accounted for in prior years, the cumulative effect was recorded within other investment income in fiscal 2006. Management believes the amount recorded is immaterial to annual periods and expects that the results of this investment will not be significant to Griffin in future periods.

        Griffin's income tax benefit for fiscal 2006 reflects the federal statutory rate of 35% substantially offset by the establishment of a valuation allowance of $0.1 million against certain deferred tax assets and the effect of permanent differences. The deferred tax assets on which the valuation allowance was recorded relate to certain state net operating loss carryforwards ("NOLs") of Imperial. The establishment of the valuation allowance reflects management's determination that it is more likely than not, that Imperial will not generate sufficient taxable income in the future to utilize the NOLs. In addition, the fiscal 2006 income tax benefit reflects the effect of permanent differences and adjustments to certain deferred tax assets and liabilities. Although these items are not significant amounts, their impact on the effective tax rate is significant because of the small pretax loss in fiscal 2006. The effective income tax rate for fiscal 2005 was a benefit of 47.1% reflecting the federal statutory rate of 35%, the reversal of a valuation allowance of $0.3 million related to a deferred tax asset and the effect of state income tax benefits. The deferred tax asset related to a basis difference in Griffin's investment in Linguaphone Group Ltd., which was sold in the fiscal 2005 fourth quarter.

        In the fourth quarter of fiscal 2006, Griffin recorded a net of tax charge of $0.2 million for a change in accounting principle. This change relates to Griffin's recording the fair value of its conditional asset retirement obligations as prescribed by FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143." The conditional asset retirement obligations relate principally to tobacco barns and other structures on Griffin's land holdings that contain asbestos, primarily in roofing materials. These structures are not currently used in Griffin's operations and do not have any book value, therefore, the full amount of the conditional asset retirement obligation was recorded as a change in Griffin's consolidated statement of operations. These structures remain from the tobacco growing operations of former affiliates of Griffin.

Off Balance Sheet Arrangements

        Griffin does not have any off balance sheet arrangements.

Liquidity and Capital Resources

        Net cash provided by operating activities was $11.8 million in fiscal 2007 as compared to $6.1 million in fiscal 2006. Net cash provided by operating activities in fiscal 2007 includes $12.7 million of cash generated from a reduction of short-term investments as compared to $5.3 million of cash generated from a reduction of short-term investments in fiscal 2006. Excluding the cash provided by the reduction in short-term investments in each year, Griffin used cash of $0.8 million in operating activities in fiscal 2007 as compared to cash of $0.8 million provided by operating activities in fiscal 2006. Although fiscal 2007 had net income of $8.3 million as compared to a net loss of $0.4 million in fiscal 2006, a substantial portion of the increase in net income reflects an increase in gains on property sales and a gain from the sale of stock in Centaur Media in fiscal 2007, which are excluded from cash provided by operating activities. In fiscal 2006, the decrease of $1.8 million in inventories, as compared to a $0.5 million increase in fiscal 2007, reflected the sale of excess inventories at Imperial in fiscal 2006. The decrease in other current assets of $3.6 million in fiscal 2007, as compared to an increase of $4.0 million in fiscal 2006, reflects an income tax receivable recorded in fiscal 2006 that was collected in fiscal 2007. The decrease in fiscal 2007 of $2.0 million in accounts payable and accrued liabilities, as compared to an increase of $2.1 million in fiscal 2006, reflects the timing of payments.

        In fiscal 2007, Griffin had net cash of $2.0 million provided by investing activities as compared to net cash of $14.5 million used in investing activities in fiscal 2006. Net cash provided by investing activities in fiscal 2007 reflects cash of $13.3 million generated from property sales and cash of $3.5 million from the sale of a portion of Griffin's investment in Centaur Media. These items were substantially offset by $14.6 million of cash used for additions to Griffin Land's real estate assets. The additions to Griffin Land's real estate assets were principally for the completion of a 127,000 square foot industrial building in Tradeport, built on speculation, construction, also on speculation, of a new 148,000 square foot industrial building in Tradeport, site work for several other industrial buildings in Tradeport, the acquisition of a 31,000 square foot warehouse facility in Bloomfield, Connecticut, and tenant improvements related to new leases. As part of the agreement to purchase the warehouse in Bloomfield, Griffin Land entered into a ten-year lease agreement with the seller for the entire warehouse facility. The purchase price of the Bloomfield warehouse was $2.7 million, which was paid for with a portion of the proceeds, then in escrow, from the land sale earlier in the year to The Hartford Insurance Company. Additions to property and equipment, principally for Imperial, were $0.5 million in fiscal 2007, principally to replace equipment used in Imperial's farming operations. The return of investment from SNHC of $0.2 million reflects the portion of a total of $1.8 million received from SNHC that was not reported as dividend income, based on SNHC's cumulative earnings.

        Net cash used in financing activities was $5.0 million in fiscal 2007 as compared to net cash of $9.5 million provided by financing activities in fiscal 2006. The net cash used in financing activities in fiscal 2007 includes $4.2 million of cash used by Griffin to repurchase 112,900 shares of its outstanding common stock and $2.2 million used for principal payments on Griffin Land's nonrecourse mortgages and payments of capital lease obligations. Included in the fiscal 2007 mortgage principal payments was a $1.0 million prepayment on Griffin Land's 6.08% mortgage due January 1, 2013. Griffin Land was not in compliance with the debt service coverage ratio requirement of that loan, which is collateralized by two multi-story office buildings located in Griffin Center in Windsor, Connecticut. In connection with the $1.0 million prepayment, the lender deferred the debt service coverage requirement until the beginning of fiscal 2009. As a result of the prepayment, Griffin incurred a prepayment penalty of $20,000 to be paid at the maturity of the mortgage. The loan's future monthly payments were adjusted to reflect the prepayment, but the loan's interest rate and maturity date did not change as a result of the prepayment. Partially offsetting those items were $1.0 million of cash provided by the tax benefit of stock options exercised and $0.4 million of cash provided by the exercise of stock options.

        In the near-term, Griffin plans to continue to invest in its real estate business. In addition to the completion of the two industrial buildings in Tradeport in fiscal 2007, Griffin Land has completed much of the site work for several additional Tradeport industrial buildings. The cost of site work in the section of Tradeport where these new buildings are located was higher than site costs for previous Tradeport buildings constructed by Griffin Land, reflecting the nature of the land on which the buildings will be located along with berms and roadwork required to develop this section of Tradeport. Griffin Land also expects to incur expenditures to build out the interiors of its new buildings as leases are completed, and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.

        In January 2008, Griffin Land entered into a lease for approximately 58,000 square feet with a tenant that currently leases approximately 22,000 square feet in one of Griffin Land's Tradeport industrial buildings. The new lease will be in a new 100,000 square foot building that Griffin Land will construct in fiscal 2008, with completion expected at the end of the third quarter. Based on recent bid pricing, construction costs for this new building will be higher than previous facilities built by Griffin Land in the past several years.

        In fiscal 2007, Griffin Land determined that an agreement to sell to the State of Connecticut Department of Environmental Protection (the "DEP") approximately 165 acres of undeveloped land in Suffield, Connecticut will not be completed. The land would have been used for conservation purposes by the DEP. The agreement was terminated because the current level of certain residual pesticides that remain in the upper portions of the soil from the previous use of the land for farming exceeds certain levels, thereby reducing the amount the DEP would be willing to pay for the land. While remediation of the residual pesticides is not required, Griffin is considering its options to perform remediation.

        In fiscal 2007, Griffin Land reached an accord for a settlement with the town of Simsbury's land use commissions regarding Meadowood, Griffin Land's proposed residential development. A formal settlement agreement must be executed by Griffin Land and the town, and is subject to approval by the Connecticut Superior Court, which is expected. The settlement provides, among other things, the number of homes permitted to be built in Meadowood, the amount of open space to be included in Meadowood and the resolution of environmental remediation issues prior to the commencement of construction. Griffin Land intends to continue with its Meadowood residential development plans and to proceed with residential development plans on its other land holdings that are appropriate for that use.

        In January 2007, Griffin announced that its Board of Directors had authorized a program to repurchase, from time to time, up to 150,000 shares of its outstanding common stock through private transactions. The program to repurchase does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management's discretion. During fiscal 2007, Griffin repurchased 112,900 shares of its outstanding common stock for $4.2 million. In November 2007, the Board of Directors authorized an additional 100,000 shares for repurchase under the same terms and conditions as authorized earlier in the year. The Board also extended the program to repurchase common stock through December 31, 2008. Therefore, as of December 1, 2007 Griffin is authorized to repurchase 137,100 shares of its common stock. If the total amount of authorized shares are repurchased, based on the price of Griffin's common stock as of December 1, 2007, Griffin would pay approximately $5.0 million.

        In the fourth quarter of fiscal 2007, Griffin's Board of Directors approved a quarterly dividend payment of $0.10 per common share. Griffin expects to pay quarterly dividends to its shareholders in future quarters subject to the Board of Directors evaluation of other uses for Griffin's cash. Payment of quarterly dividends at that rate would require approximately $2.0 million per year.

        On June 22, 2007, Griffin Land executed an agreement to sell approximately 45 acres of land in Bloomfield, Connecticut that is part of Griffin Center to a developer of residential housing. The purchase price is $4.5 million, but may increase to $5.6 million or decrease to $3.9 million depending on the number of residential units the buyer is permitted to build. In addition, Griffin Land would receive additional revenue upon the buyer's sale of residential units. Completion of this transaction is subject to several contingencies, including satisfactory completion of due diligence by the buyer and the buyer obtaining governmental approvals for its proposed development plans. The time frame for the buyer to obtain all of the required governmental approvals is expected to be an extended one, with the closing of this transaction not expected within the next twelve months. There can be no assurance that this transaction will be completed under its current terms, or at all.

        Griffin's payments (including principal and interest) under contractual obligations as of December 1, 2007 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$68.6	$4.4	$15.2	$7.3	$41.7
Capital Lease Obligations	0.2	0.1	0.1	—	—
Operating Lease Obligations	0.1	0.1	—	—	—
Purchase Obligations (1)	1.8	1.8
Other (2)	2.3	—	—	—	2.3

	$73.0	$6.4	$15.3	$7.3	$44.0

(1)
Includes obligations for the construction of tenant improvements, infrastructure improvements in Tradeport and for the purchase of plants and raw materials by Imperial.

(2)
Includes Griffin's deferred compensation plan and other postretirement benefit liabilities.

        As of December 1, 2007, Griffin had cash and short-term investments of approximately $34.0 million, down from $38.2 million at the beginning of fiscal 2007. Management believes that the significant amount of cash and short-term investments currently held by Griffin will be sufficient to finance the working capital requirements of its businesses, the continued investment in Griffin's real estate assets for the foreseeable future and the repurchase of its common stock as authorized by the Board of Directors. Griffin may also continue to seek nonrecourse mortgage placements on selected properties. Griffin also will seek to purchase either or both land and buildings, which may potentially include land and buildings in other areas, with a substantial portion of its cash and short-term investment balances. Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Fin No. 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. Fin No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Fin No. 48 is not expected to have a material effect on Griffin's consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115," ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

        For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin's mortgage interest rates and related principal payment requirements are described in Note 4 to the consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin did not have any variable rate debt outstanding during the fiscal year ended December 1, 2007.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin's cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk. Griffin's short-term investments generally consist of debt instruments with maturities ranging from one to six months, with a weighted average maturity of approximately three months as of December 1, 2007. Due to the generally short-term composition of its investments, Griffin's investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

        Griffin does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that Griffin will not use them as a means to manage interest rate risk in the future.

        Griffin does not have foreign currency exposure in operations. Griffin does have an investment in a public company, Centaur Media, plc, based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates. A 10% decrease in the foreign currency exchange rate at December 1, 2007 would have resulted in a $1.0 million reduction of the fair value of that instrument.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005
Landscape nursery net sales	$28,026	$31,465	$27,661
Rental revenue and property sales	31,397	21,766	14,228

Total revenue	59,423	53,231	41,889

Costs of landscape nursery sales	24,315	29,035	26,719
Costs related to rental revenue and property sales	13,648	11,905	9,170

Total costs of goods sold and costs related to rental revenue and property sales	37,963	40,940	35,889

Gross profit	21,460	12,291	6,000
Selling, general and administrative expenses	12,043	11,957	10,761

Operating profit (loss)	9,417	334	(4,761)
Gain on sale of Centaur Media common stock	2,873	—	—
Gain on sale of Shemin Acquisition Corporation	—	—	3,235
Interest expense	(3,154)	(2,880)	(2,392)
Investment income	3,930	2,319	1,334

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	13,066	(227)	(2,584)
Income tax provision (benefit)	4,735	(12)	(1,216)

Income (loss) before cumulative effect of change in accounting principle	8,331	(215)	(1,368)
Cumulative effect of change in accounting principle, net of tax	—	(217)	—

Net income (loss)	$8,331	$(432)	$(1,368)

Earnings (loss) per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$1.62	$(0.04)	$(0.27)
Cumulative effect of change in accounting principle, net of tax	—	(0.04)	—

Net income (loss)	$1.62	$(0.08)	$(0.27)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$1.58	$(0.04)	$(0.27)
Cumulative effect of change in accounting principle, net of tax	—	(0.04)	—

Net income (loss)	$1.58	$(0.08)	$(0.27)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Dec. 1, 2007	Dec. 2, 2006
ASSETS
Current Assets
Cash and cash equivalents	$11,120	$2,265
Short-term investments, net	22,875	35,973
Accounts receivable, less allowance of $124 and $143	2,222	2,559
Inventories, net	30,374	30,579
Deferred income taxes	1,384	2,331
Other current assets	3,640	7,226

Total current assets	71,615	80,933
Real estate held for sale or lease, net	109,644	101,544
Investment in Centaur Media, plc	10,308	18,592
Property and equipment, net	8,270	9,144
Other assets	6,966	6,402

Total assets	$206,803	$216,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,239	$1,197
Accounts payable and accrued liabilities	5,694	7,813
Deferred revenue	3,141	6,245

Total current liabilities	10,074	15,255
Long-term debt	48,456	50,631
Deferred income taxes	4,987	6,990
Other noncurrent liabilities	4,383	4,125

Total liabilities	67,900	77,001

Commitments and Contingencies (Note 11)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,321,232 and 5,177,709 shares issued, respectively, and 5,092,649 and 5,132,663 shares outstanding, respectively	53	52
Additional paid-in capital	101,703	98,549
Retained earnings	40,199	32,377
Accumulated other comprehensive income, net of tax	5,002	9,942
Treasury stock, at cost, 228,583 and 45,046 shares, respectively	(8,054)	(1,306)

Total stockholders' equity	138,903	139,614

Total liabilities and stockholders' equity	$206,803	$216,615

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Fiscal Years Ended December 1, 2007, December 2, 2006 and December 3, 2005

(dollars in thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Total Comprehensive Income (Loss)
Balance at November 27, 2004	4,959,162	$50	$94,699	$34,177	$5,204	$—	$134,130
Exercise of employee stock options including tax benefit of $171	40,442	—	640	—	—	—	640
Other comprehensive loss from Centaur Media, plc	—	—	—	—	(545)	—	(545)	$(545)
Net loss	—	—	—	(1,368)	—	—	(1,368)	(1,368)

Balance at December 3, 2005	4,999,604	50	95,339	32,809	4,659	—	132,857	$(1,913)

Exercise of employee stock options including tax benefit of $1,166 and shares tendered related to stock options exercised	178,105	2	3,086	—	—	(1,306)	1,782
Stock-based compensation	—	—	124	—	—	—	124
Other comprehensive income from Centaur Media, plc	—	—	—	—	5,283	—	5,283	$5,283
Net loss	—	—	—	(432)	—	—	(432)	(432)

Balance at December 2, 2006	5,177,709	52	98,549	32,377	9,942	(1,306)	139,614	$4,851

Exercise of employee stock options including tax benefit of $1,020 and shares tendered related to stock options exercised	143,523	1	3,028	—	—	(2,568)	461
Repurchase of common stock	—	—	—	—	—	(4,180)	(4,180)
Stock-based compensation	—	—	126	—	—	—	126
Dividend declared	—	—	—	(509)	—	—	(509)
Adjustment to initially apply SFAS No. 158	—	—	—	—	47	—	47
Reclassification for gains on the sale of Centaur Media, plc included in net income	—	—	—	—	(1,869)	—	(1,869)	$(1,869)
Other comprehensive loss from Centaur Media, plc	—	—	—	—	(3,118)	—	(3,118)	(3,118)
Net income	—	—	—	8,331	—	—	8,331	8,331

Balance at December 1, 2007	5,321,232	$53	$101,703	$40,199	$5,002	$(8,054)	$138,903	$3,344

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005
Operating activities:
Net income (loss)	$8,331	$(432)	$(1,368)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of properties	(14,322)	(7,033)	(1,919)
Depreciation and amortization	5,768	5,487	5,289
Gain on sale of common stock in Centaur Media, plc	(2,873)	—	—
Deferred income taxes	1,420	2,780	(871)
Payment of employee withholding taxes on options exercised	(994)	(351)	—
Provision for inventory losses	729	786	3,078
Change in unrealized gains on trading securities	445	(287)	(128)
Current taxes in other comprehensive income reclassified into net income	202	—	—
Stock based compensation expense	126	124	—
Amortization of debt issuance costs	100	82	67
Provision for bad debts	22	87	281
Income from equity investment	(7)	(151)	—
Gain on sale of Shemin Acquisition Corp.	—	—	(3,235)
Real estate asset write-offs	—	—	301
Provision for conditional asset retirement obligations	—	358	—
Changes in assets and liabilities which increased (decreased) cash:
Short-term investments	12,653	5,299	(10,684)
Accounts receivable	315	50	(815)
Inventories	(524)	1,819	(4,078)
Other current assets	3,580	(4,002)	321
Accounts payable and accrued liabilities	(2,009)	2,124	613
Deferred revenue	148	(194)	1,004
Other noncurrent assets and liabilities, net	(1,280)	(423)	(641)

Net cash provided by (used in) operating activities	11,830	6,123	(12,785)

Investing activities:
Additions to real estate held for sale or lease	(14,575)	(28,157)	(15,947)
Proceeds from sale of properties, net of expenses	13,343	14,009	2,469
Proceeds from sale of common stock in Centaur Media, plc	3,467	—	—
Additions to property and equipment	(461)	(389)	(729)
Proceeds from distribution from Shemin Nurseries Holding Corp.	189	—	1,673
Proceeds from sale of Shemin Acquisition Corp.	—	—	5,721

Net cash provided by (used in) investing activities	1,963	(14,537)	(6,813)

Financing activities:
Repurchase of common stock	(4,180)	—	—
Payments of debt	(2,213)	(1,007)	(936)
Tax benefit of options exercised	1,020	1,166	—
Exercise of stock options	435	967	469
Increase in debt	—	8,500	12,700
Debt issuance costs	—	(154)	(255)

Net cash (used in) provided by financing activities	(4,938)	9,472	11,978

Net increase (decrease) in cash and cash equivalents	8,855	1,058	(7,620)
Cash and cash equivalents at beginning of year	2,265	1,207	8,827

Cash and cash equivalents at end of year	$11,120	$2,265	$1,207

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

  Business Segments

        Griffin is engaged in the real estate and landscape nursery businesses. Griffin's real estate division, Griffin Land, builds, leases and manages commercial and industrial properties and plans residential subdivisions on its land in Connecticut and Massachusetts. Imperial, Griffin's subsidiary in the landscape nursery segment, is engaged in growing plants in containers which are sold principally to independent retail garden centers, rewholesalers, mass merchandisers, home centers and landscape contractors.

  Fiscal Year

        Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal years 2007 and 2006 each contained 52 weeks and ended on December 1, 2007 and December 2, 2006, respectively. Fiscal 2005 ended on December 3, 2005 and contained 53 weeks. The effect of an additional week in fiscal 2005 as compared to fiscal 2007 and fiscal 2006 was not material to Griffin's results of operations or cash flows.

  Cash and Cash Equivalents

        Cash equivalents are composed of highly liquid investments with a maturity of three months or less at the date of purchase, and are recorded at fair value. For the fiscal years ended December 1, 2007 and December 2, 2006, $1,467 and $2,246, respectively, of the cash and cash equivalents included on Griffin's consolidated balance sheets were held in the form of money market funds.

  Investments

        Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, these investments are recorded at their fair value based upon their quoted market price at the balance sheet date, and the net realized and unrealized gains and losses on these investments are included in investment income in the consolidated statements of operations.

        Griffin's investment in the common stock of Centaur Media, plc ("Centaur Media") is accounted for as an available-for-sale security under SFAS No. 115, whereby increases or decreases in the fair value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, are recorded as a component of other comprehensive income (loss).

        Through May 30, 2005, Griffin had an investment in Shemin Acquisition Corporation ("Shemin Acquisition") which it received as part of the consideration in the fiscal 2001 sale of a portion of Imperial's landscape nursery business. Griffin accounted for its investment in Shemin Acquisition under the cost method. On May 31, 2005, Griffin exchanged a portion of its investment in Shemin Acquisition for common stock of Shemin Nurseries Holding Corp. ("SNHC"), which operates a landscape nursery distribution business through its subsidiary. Griffin then sold its remaining investment in Shemin

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

Acquisition. Griffin's remaining investment in SNHC is accounted for under the cost method, and is included in other assets on Griffin's balance sheets (see Note 8).

  Inventories

        Griffin's inventories are stated at the lower of cost, using the average cost method, or market. Nursery stock includes certain inventories that will not be sold within one year. It is industry practice to include such inventories in current assets. Abnormal costs of idle facility expenses, freight, handling costs and spoilage are treated as period costs.

  Stock-Based Compensation

        In fiscal 2006, Griffin adopted SFAS No. 123(R) "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective method of adoption. Accordingly, compensation cost recognized in fiscal 2007 and fiscal 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No.123(R) been applied from its effective date (see Note 6). Prior to fiscal 2006, Griffin accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based compensation cost was recognized in prior years because all options granted under Griffin's stock option plan had an exercise price equal to the market price of the underlying common stock on the date of grant. For stock options that have graded vesting features, Griffin recognizes compensation cost over the requisite service period separately for each tranche of the award as though they were, in substance, multiple awards. In connection with its adoption of SFAS No. 123(R) in fiscal 2006, Griffin determined its accumulated windfall tax benefits using the short-cut method.

  Property and Equipment

        Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful asset lives on a straight-line basis for financial reporting purposes and principally on accelerated methods for tax purposes. Repair and maintenance costs are expensed as incurred.

        Upon disposal of property and equipment, the accounts are reduced by the related costs and accumulated depreciation. The resulting gains or losses are reflected in the consolidated statements of operations.

  Real Estate Held for Sale or Lease

        Real estate held for sale or lease is recorded at cost. Interest is capitalized during the construction period of major facilities and land improvements. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Repair and maintenance costs are expensed as incurred.

        Upon disposal of real estate held for sale or lease, the accounts are reduced by the related costs and accumulated depreciation. The resulting gain or loss is reflected in the consolidated statements of operations.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Postretirement Benefits

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This pronouncement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The pronouncement does not require prior periods to be restated to reflect the impact of SFAS No. 158. Griffin adopted SFAS No. 158 effective as of December 1, 2007. The adoption of this accounting pronouncement resulted in a decrease in noncurrent liabilities of $72 and an increase in deferred tax liabilities of $25 and an increase of $47 in accumulated other comprehensive income. The adoption of SFAS 158 did not impact Griffin's results of operations or cash flows. See Notes 5 and 9 for additional information.

  Impairment of Investments in Long-Lived Assets

        Griffin annually reviews, as well as when conditions may indicate, its long-lived assets to determine if there are indicators of impairment. When indicators of impairment are present, Griffin evaluates the carrying value of the assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Griffin adjusts the net book value of an underlying asset if its fair value is determined to be less than its book value.

        Griffin also annually reviews, as well as when conditions may indicate, the recoverability of its development costs, including expected remediation costs on current projects that are included in real estate held for sale or lease. To the extent that carrying value exceeds the fair value of a project's development costs, an impairment loss is recorded.

        There were no impairment losses recorded in the fiscal years ended December 1, 2007, December 2, 2006 or December 3, 2005.

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Income Taxes

        Griffin provides for income taxes utilizing the liability method, and records deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. Griffin and its subsidiaries file a consolidated federal income tax return.

  Goodwill and Other Intangible Assets

        Griffin accounts for other intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Griffin does not have any goodwill on its balance sheet. Griffin's other intangible assets consist of (i) the value of above-market and below-market leases; (ii) the value of in-place leases; and (iii) the value of customer relationships with tenants. These intangible assets were recorded in connection with Griffin's acquisition in fiscal 2007 of a warehouse facility that was leased back to the seller and Griffin's acquisition in fiscal 2003 of a controlling interest in a joint venture that owned two multi-story office buildings. Amortization of the value of above-market and below-market leases, included in rental revenue, is determined on a straight-line basis over the lease terms. Amortization of the value of in-place leases, included in costs related to rental revenue, is determined on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants, included in costs related to rental revenue, is determined on a straight-line basis over the lease terms and anticipated renewal periods. These intangible assets are included in other assets on Griffin's balance sheets.

  Environmental Matters

        Environmental expenditures related to land are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. There were no liabilities recorded related to environmental assessments of Griffin's land holdings as of December 1, 2007 and December 2, 2006.

  Conditional Asset Retirement Obligations

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143" ("Fin No. 47"), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. Upon adoption of Fin No. 47 in the fourth quarter of fiscal 2006, Griffin recorded the fair value of the liability for asset retirement obligations related to its long-lived assets other than land. The conditional asset retirement obligations relate principally to tobacco barns and other structures on Griffin's land holdings that contain asbestos, primarily in roofing materials. These structures are not currently used in Griffin's operations and do not have any book value. The estimated

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

amount of the conditional asset retirement obligations as of December 2, 2006 was recorded as a liability in 2006. These structures remain from the tobacco growing operations of former affiliates of Griffin. An after tax charge of $0.2 million was recorded for the conditional asset retirement obligation related to these structures as a cumulative effect of an accounting change in fiscal 2006. Griffin's liability for conditional asset retirement obligations remained substantially unchanged in fiscal 2007.

  Fair Value of Financial Instruments

        The amounts included in the financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The amounts included in the financial statements for short-term investments are carried at their fair values in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The fair values of Griffin's other financial instruments are discussed in Note 4.

  Treasury Stock

        Treasury stock is recorded at cost as a reduction of stockholders' equity on Griffin's consolidated balance sheets.

  Earnings Per Share

        Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The calculation of diluted earnings (loss) per common share includes adjusting Griffin's outstanding shares assuming the exercise of all potentially dilutive Griffin stock options.

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

        Griffin Land's real estate holdings are currently concentrated in the Hartford, Connecticut area. Changes in the local economy could adversely impact Griffin Land's leasing and real estate development operations.

        Imperial's inventory and sales are subject to risk from adverse weather conditions, such as drought or excessive rain. The landscape nursery business is highly seasonal, with the majority of sales occurring in the spring (Griffin's fiscal second quarter). Adverse weather during the peak spring selling season could impact landscape nursery sales. In fiscal 2006 and fiscal 2005, Imperial shipped a relatively minor amount of product to a customer on a consignment basis, whereby Imperial was exposed to risk of inventory loss while the product was in the customers' possession. Although there were no shipments of product made on consignment in fiscal 2007, shipments of product on consignment may be made in the future.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

        Griffin Land and Imperial conduct business based on periodic evaluations of their customers' financial condition and generally do not require collateral. These evaluations require significant judgment and are based on multiple sources of information such as historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. Although no single customer of Imperial accounted for more than 10% of Imperial's total annual net sales in fiscal 2007, fiscal 2006 and 2005, Imperial's ten largest customers, including several mass merchandisers, accounted for 25%, 35% and 43% of Imperial's total annual net sales in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Management expects that a small number of customers will continue to account for a significant portion of Imperial's net sales over the next several years. Imperial does not have any material sales contracts with any of its customers. The loss of one of Imperial's larger customers, or the inability to collect accounts receivable from one of Imperial's larger customers could have an adverse effect on Imperial.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the fair values of Griffin's cash equivalents and short-term investments. Cash equivalents generally consist of overnight investments that are not significantly exposed to interest rate risk, and short-term investments consist of debt instruments with maturities principally less than twelve months that are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

  Reclassifications

        Certain prior year balances have been reclassified to conform to the current year's presentation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. Griffin's significant estimates include, among others, the allowance for doubtful accounts receivable, inventory reserves, classification and valuation of investments, impairment evaluation, income taxes, revenue and gain recognition, and factors used in determining stock compensation.

  Recent Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Fin No. 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. Fin No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Fin No. 48 is not expected to have a material effect on Griffin's consolidated financial position, results of operations or cash flows.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Griffin is evaluating the impact of this new pronouncement on its consolidated financial statements.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

2. Industry Segment Information

        Griffin defines its reportable segments by their products and services, which are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

	For the Fiscal Years Ended,
	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005
Net sales and other revenue
Landscape nursery product sales	$28,026	$31,465	$27,661
Rental revenue and property sales	31,397	21,766	14,228

	$59,423	$53,231	$41,889

Operating profit (loss)
Landscape nursery	$(1,368)	$(2,426)	$(3,680)
Real estate	15,081	6,966	2,340

Industry segment totals	13,713	4,540	(1,340)
General corporate expense	(4,296)	(4,206)	(3,421)

Operating profit (loss)	9,417	334	(4,761)
Gain on sale of Centaur Media common stock	2,873	—	—
Gain on sale of Shemin Acquisition Corp.	—	—	3,235
Interest expense	(3,154)	(2,880)	(2,392)
Investment income	3,930	2,319	1,334

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	$13,066	$(227)	$(2,584)

	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005
Identifiable assets
Landscape nursery	$42,107	$42,065	$46,109
Real estate	118,121	110,384	86,699

Industry segment totals	160,228	152,449	132,808
General corporate (consists primarily of investments)	46,575	64,166	55,842

	$206,803	$216,615	$188,650

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

2. Industry Segment Information (Continued)

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005
Landscape nursery	$435	$387	$752	$1,293	$1,344	$1,393
Real estate	14,091	27,761	16,212	4,467	4,140	3,894

Industry segment totals	14,526	28,148	16,964	5,760	5,484	5,287
General corporate	4	13	7	8	3	2

	$14,530	$28,161	$16,971	$5,768	$5,487	$5,289

        Revenue of the real estate segment in fiscal 2007, fiscal 2006 and fiscal 2005 includes property sales revenue of $17,246, $9,730 and $2,565 respectively. Revenue of the real estate segment in fiscal 2007, fiscal 2006 and fiscal 2005 also includes other miscellaneous revenue of $110, $85, and $101, respectively. Interest expense in fiscal 2007, fiscal 2006 and fiscal 2005 includes $3,039, $2,782 and $2,305, respectively, of interest on nonrecourse mortgage loans of the real estate segment.

3. Income Taxes

        The income tax provision (benefit) for fiscal 2007, fiscal 2006 and fiscal 2005 is summarized as follows:

	For the Fiscal Years Ended,
	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005
Current federal	$3,263	$(2,933)	$(366)
Current state and local	52	—	21
Deferred federal	1,030	2,723	(719)
Deferred state and local	390	198	(152)

Total income tax provision (benefit)	$4,735	$(12)	$(1,216)

        Griffin recognized a current tax benefit of $1,020, $1,166 and $171 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, from the exercise of employee stock options.

        In fiscal 2007 and fiscal 2005, deferred tax assets of $1,681 and $305, respectively, were included as a credit to Griffin's other comprehensive income and in fiscal 2006, a deferred tax liability of $2,869 was included as a charge to Griffin's other comprehensive income. These credits and the charge for deferred taxes included in Griffin's other comprehensive income are related to the mark to market change in fair value adjustment on Griffin's investment in Centaur Media. In fiscal 2007, as a result of the sale of a portion of Griffin's holdings in Centaur Media, $1,022 of taxes, including $820 of deferred taxes and $202 of current taxes, were reclassified from accumulated other comprehensive income into the income tax provision in the consolidated statement of operations. Also in fiscal 2007, a deferred tax liability of $25 was recorded in other comprehensive income as a result of the adoption of SFAS No. 158. In fiscal 2006, a deferred tax asset of $141 reflected the income tax related to a change in accounting principle.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Income Taxes (Continued)

        The reasons for the differences between the United States statutory income tax rates and the effective tax rates are shown in the following table:

	For the Fiscal Years Ended,
	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005
Tax provision (benefit) at statutory rate	$4,573	$(79)	$(904)
State and local taxes, including valuation allowance, net
of federal tax effect	287	129	(85)
Dividend received deduction	(200)	(53)	—
Decrease in valuation allowance	—	—	(250)
Tax liability adjustments	40	(15)	—
Permanent items	5	20	17
Other	30	(14)	6

Total income tax provision (benefit)	$4,735	$(12)	$(1,216)

        The income tax benefit in fiscal 2006 includes the recording of a valuation allowance on certain state deferred tax assets for state net operating loss carryforwards ("NOLs") of Imperial. The effect on the income tax benefit for the valuation allowance was a charge of $192, less a federal income tax benefit of $67. The establishment of the valuation allowance reflects management's determination that it is more likely than not that Imperial will not generate sufficient taxable income in the future to utilize the state NOLs.

        The decrease in a valuation allowance in fiscal 2005 reflects the utilization of a deferred tax asset related to a write-down of Linguaphone Group, Ltd. ("Linguaphone") recorded in a prior year as a result of the fiscal 2005 sale of Griffin's investment in Linguaphone. The capital loss realized on the sale was utilized by reducing capital gains recognized in fiscal 2005.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Income Taxes (Continued)

        The significant components of Griffin's current deferred tax asset and noncurrent deferred tax liability are shown below.

	Dec. 1, 2007	Dec. 2, 2006
Deferred tax assets:
Deferred revenue	$1,402	$2,301
Inventories	1,141	1,181
Retirement benefit plans	897	759
Investment in Shemin Nurseries Holding Corp.	451	651
State net operating loss and credit carryforwards	419	642
Conditional asset retirement obligations	136	141
Non-qualified stock options	79	42
Allowance for doubtful accounts receivable	47	83
Other	129	92

Total deferred tax assets	4,701	5,892
Valuation allowance	(125)	(125)

Net deferred tax assets	4,576	5,767

Deferred tax liabilities:
Real estate held for sale or lease	(4,767)	(4,275)
Investment in Centaur Media, plc	(1,871)	(4,358)
Property and equipment	(1,058)	(1,276)
Prepaid insurance	(204)	(201)
Adoption of SFAS No. 158	(25)	—
Other	(254)	(316)

Total deferred tax liabilities	(8,179)	(10,426)

Net total deferred tax liabilities	$(3,603)	$(4,659)

        At December 1, 2007, Griffin had state net operating loss carryforwards of $13.3 million, principally in Connecticut, which will not expire for fifteen years. Management has determined that a valuation allowance is required for NOLs in certain states (other than Connecticut) related to Imperial. Realization of the tax benefits related to the Connecticut state net operating losses, which were not subject to valuation allowances, and the state effective tax rates at which those benefits will be realized is dependent upon management's projections of future results of operations. Differences between forecasted and actual future operating results could adversely impact Griffin's ability to realize tax benefits from Connecticut state net operating losses. Therefore, the deferred tax assets relating to Connecticut state net operating loss carryforwards could be reduced in the future if estimates of future taxable income are reduced. Although realization of those deferred tax assets is not assured, Griffin believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize those deferred tax assets.

        An examination of Griffin's fiscal 2004 through fiscal 2006 income tax returns by the Internal Revenue Service is currently being performed.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Long-Term Debt

        Long-term debt includes:

Nonrecourse mortgages:	Dec. 1, 2007	Dec. 2, 2006
8.54%, due, July 1, 2009	$7,585	$7,681
6.08%, due, January 1, 2013	7,834	9,042
6.30%, due, May 1, 2014	1,078	1,208
5.73%, due, July 1, 2015	20,721	20,983
8.13%, due, April 1, 2016	5,287	5,497
7.0%, due, October 1, 2017	6,983	7,139

Total nonrecourse mortgages	49,488	51,550
Capital leases	207	278

Total	49,695	51,828
Less: current portion	(1,239)	(1,197)

Total long-term debt	$48,456	$50,631

        The annual principal payment requirements under the terms of the mortgages for the fiscal years 2008 through 2012 are $1,139, $8,591, $1,184, $1,265 and $1,351, respectively. The aggregate net book value of land and buildings under the mortgages was $47.3 million at December 1, 2007.

        On October 25, 2007, Griffin Land made a $1.0 million prepayment on its 6.08% nonrecourse mortgage due January 1, 2013. Griffin Land had not been in compliance with the debt service coverage ratio requirement of that mortgage. In connection with the prepayment, the lender waived the compliance violation and deferred the debt service coverage requirement until the beginning of fiscal 2009. Griffin Land incurred a prepayment penalty of $20, which will be paid at the maturity of the mortgage. The loan's payments subsequent to the prepayment were adjusted to reflect the prepayment, but the loan's interest rate and maturity date did not change as a result of the prepayment.

        On November 16, 2006, the subsidiary of Griffin that entered into the original $12.7 million mortgage entered into an Amended and Restated Mortgage Agreement (the "Amended Mortgage") with the lender whereby Griffin received additional mortgage proceeds of $8.5 million and another industrial building was added as collateral under the Amended Mortgage. Including the amount outstanding under the original mortgage, the total borrowing under the Amended Mortgage was $21.0 million at the time the Amended Mortgage was completed. The Amended Mortgage has an interest rate of 5.73%, with payments based on a thirty-year amortization schedule. The term of the Amended Mortgage is the same as the original mortgage.

        On July 7, 2005, a subsidiary of Griffin completed a mortgage for $12.7 million on two of its industrial buildings. This mortgage had an interest rate of 5.46% and a ten-year term, with payments based on a thirty year amortization schedule. The mortgage is nonrecourse, however, Griffin entered into a master lease with its subsidiary for the space in the mortgaged buildings that was not leased to third-party tenants at the inception of the new mortgage (the "Initial Vacant Space"). As Griffin Land enters into approved leases for the Initial Vacant Space, the master lease between Griffin and its subsidiary on that portion of the Initial Vacant Space will be terminated. As of December 1, 2007 all of

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Long-Term Debt (Continued)

the Initial Vacant Space is leased to third parties. Griffin Land expects this master lease to be terminated when the current leases for the Initial Vacant Space have been in effect for the required time period.

        At December 1, 2007 and December 2, 2006, the fair values of Griffin's mortgages were $50.9 million and $54.0 million, respectively. The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

        Future minimum lease payments under capital leases, principally for transportation equipment, and the present value of such payments as of December 1, 2007 were:

2008	$110
2009	62
2010	44
2011	10
2012	1

Total minimum lease payments	227
Less: amounts representing interest	(20)

Present value of minimum lease payments (a)	$207

    (a)
    Includes current portion of $100 at December 1, 2007.

        At December 1, 2007 and December 2, 2006, machinery and equipment included assets subject to capital leases amounting to $226 and $292, respectively, which is net of accumulated amortization of $412 and $402 at December 1, 2007 and December 2, 2006, respectively. Amortization expense relating to capital leases in fiscal 2007, fiscal 2006 and fiscal 2005 was $129, $134 and $138, respectively.

5. Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2007, fiscal 2006 and fiscal 2005 were $182, $167 and $166, respectively.

  Deferred Compensation Plan

        Griffin maintains a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Griffin's liability under its Deferred Compensation Plan at December 1, 2007 and December 2, 2006 was $1,420 and $1,119, respectively. These amounts are included in other noncurrent liabilities on Griffin's consolidated balance sheets. The expense for Griffin's matching benefit to the Deferred Compensation Plan in fiscal 2007, fiscal 2006 and fiscal 2005 was $27, $28 and $31, respectively. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Retirement Benefits (Continued)

  Postretirement Benefits

        Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its employees. Only those employees who were employed by Griffin as of December 31, 1993 are eligible to participate in the postretirement benefits program. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin's consolidated balance sheets.

        In fiscal 2007, Griffin adopted SFAS No. 158, which required recognition of the funded status on Griffin's balance sheet of their postretirement benefits program. The effect of the adoption of SFAS No. 158 was a decrease in noncurrent liabilities of $72 and an increase of $47, after tax, in accumulated other comprehensive income. The amount recognized in accumulated other comprehensive income consists of the net change in actuarial gain.

        Griffin's liability for postretirement benefits, as determined by the plan's actuary, is shown below. The program's liability is unfunded.

Change in benefit obligation:	Dec. 1, 2007	Dec. 2, 2006
Benefit obligation at beginning of year	$814	$752
Interest cost	43	42
Service cost	27	29
Benefits paid	(7)	(9)
Actuarial gain	(72)	—

Benefit obligation at end of year	$805	$814

        None of the estimated net actuarial gain will be amortized from accumulated other comprehensive income into net periodic benefit cost in the next fiscal year.

        Griffin's liability for postretirement benefits as of December 1, 2007 and December 2, 2006 is attributed to the following:

	Dec. 1, 2007	Dec. 2, 2006
Amounts recognized in the consolidated balance sheet consist of:
Retirees	$60	$96
Fully eligible active participants	303	258
Other active participants	442	484
Unrecognized net loss from experience differences and
assumption changes	—	(24)

Liability for postretirement benefits	$805	$814

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Retirement Benefits (Continued)

        The components of Griffin's postretirement benefits expense are as follows:

	For the Fiscal Years Ended,
	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005
Service cost	$27	$29	$31
Interest	43	42	45
Amortization of actuarial loss	—	—	4

Total expense	$70	$71	$80

        An assumed health care cost trend of 8.0% has been utilized for the next year, with an ultimate assumed rate of 5.0% being reached in 2013. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost	$5	$(4)
Effect on postretirement benefit obligation	47	(42)

        Discount rates of 6.25% and 5.65% were used to compute the accumulated postretirement benefit obligations at December 1, 2007 and December 2, 2006, respectively. The discount rates used are based on the spot rates of the Citigroup Pension Discount Curve, which are used to discount the projected cash flows of the plan, and the Merrill Lynch Aa-Aaa ten year bond index. Discount rates of 5.65%, 5.70% and 5.80% were used to compute the net periodic benefit expense for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

2008	$19
2009	25
2010	26
2011	33
2012	41
2013 – 2017	265

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Stockholders' Equity

  Earnings Per Share

        Basic and diluted earnings (loss) per share were based on the following:

	For the Fiscal Years Ended,
	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005
Income (loss) before cumulative effect of change in accounting principle	$8,331	$(215)	$(1,368)
Cumulative effect of change in accounting principle, net of tax	—	(217)	—

Net income (loss) as reported for computation of basic and diluted per share results	$8,331	$(432)	$(1,368)

Weighted average shares outstanding for computation of basic per share results	5,134,000	5,084,000	4,980,000
Incremental shares from assumed exercise of Griffin stock options (a)	123,000	—	—

Adjusted weighted average shares for computation of diluted per share results	5,257,000	5,084,000	4,980,000

    (a)
    Incremental shares from the assumed exercise of Griffin stock options are not included in periods where inclusion of such shares would be anti-dilutive. For the fiscal years ended December 2, 2006 and December 3, 2005 the incremental shares from the assumed exercise of stock options would have been 186,000 and 190,000 shares, respectively.

  Griffin Stock Option Plan

        The Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"), adopted in 1997 and subsequently amended, makes available a total of 1,250,000 options to purchase shares of Griffin common stock. The Griffin Stock Option Plan is administered by the Compensation Committee of Griffin's Board of Directors. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options issued at market value on the date approved by the Compensation Committee of the Board of Directors of Griffin. Vesting of all of Griffin's previously issued stock options is solely based upon service requirements and does not contain market or performance conditions. None of the options outstanding at December 1, 2007 may be exercised as stock appreciation rights.

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

        There were 4,208, 14,140 and 6,268 stock options granted in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. All the options issued in fiscal 2007 and fiscal 2005 vest on the second anniversary from

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Stockholders' Equity (Continued)

the date of grant. Of the options issued in fiscal 2006, 5,140 vest on the second anniversary from the date of grant and 9,000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant.

        The fair value of the stock options granted in fiscal 2007 was $22.17. The fair values of the stock options granted in fiscal 2006 were $18.38 for 5,140 options and $15.98 for 9,000 stock options. The fair value of the stock options granted during fiscal 2005 was $11.15. The fair values were estimated as of the date of each grant using the Black-Scholes option-pricing model. The following assumptions were used in determining the fair values of each option:

	For the Fiscal Years Ended,
	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005
Expected volatility	43.43%	40.8% to 43.3%	44.1%
Range of risk free interest rates	4.65%	5.0% to 5.1%	3.8%
Expected option term (in years)	8.8	7 to 8.8	5
Dividend yield	none	none	none

        In fiscal 2006, Griffin adopted SFAS No. 123(R), "Share-Based Payments" ("SFAS No. 123(R)") using the modified prospective method of adoption. Compensation cost is based on the estimated fair values of stock options as determined on their grant dates and is recorded over their vesting periods. Compensation cost recognized in fiscal 2007 and fiscal 2006 was $126 and $124, respectively, with related tax benefits of $33 and $37, respectively, and is the same as that which would have been recognized had the recognition provisions of SFAS No.123 been applied from its effective date. The following table reflects the effect on Griffin's net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested stock options in fiscal 2005:

For the Fiscal Year Ended Dec. 3, 2005
Net loss, as reported	$(1,368)
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effect	(95)

Net loss, pro forma	$(1,463)

Basic net loss per common share, as reported	$(0.27)

Basic net loss per common share, pro forma	$(0.29)

Diluted net loss per common share, as reported	$(0.27)

Diluted net loss per common share, pro forma	$(0.29)

        Included in Griffin's stock-based compensation in fiscal 2007 and fiscal 2006 are the costs related to the unvested portion of certain stock option grants made in fiscal 2002 through fiscal 2006. The stock options granted prior to fiscal 2002 and certain other grants in fiscal 2003 and fiscal 2002 were fully vested as of the beginning of the 2006 fiscal year. Forfeiture rates of 0% and 30.2% were utilized

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Stockholders' Equity (Continued)

based on the historical activity of the grantees, including the groups in which the grantees are part of, such as independent directors or employees.

        A summary of the activity under the Griffin Stock Option Plan is as follows:

Vested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 27, 2004	511,074	$12.55
Exercised in 2005	(40,442)	11.60
Vested in 2005	33,225	12.86

Outstanding at December 3, 2005	503,857	12.65
Exercised in 2006	(178,105)	10.79
Vested in 2006	21,548	16.59

Outstanding at December 2, 2006	347,300	13.84
Exercised in 2007	(143,523)	14.00
Vested in 2007	14,601	19.71

Outstanding at December 1, 2007	218,378	$14.13

Range of Exercise Prices for Vested Options	Outstanding at Dec. 1, 2007	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value
$11.00 – $18.00	204,892	$13.40	2.0	$1,091
Over $24.00	13,486	25.21	7.0	154

	218,378	$14.13	2.3	$1,245

Nonvested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 27, 2004	73,440	$14.36
Granted in 2005	6,268	25.53
Vested in 2005	(33,225)	12.86
Forfeited in 2005	(9,667)	13.70

Outstanding at December 3, 2005	36,816	17.78
Granted in 2006	14,140	31.01
Vested in 2006	(21,548)	16.59
Forfeited in 2006	(667)	14.35

Outstanding at December 2, 2006	28,741	25.27
Granted in 2007	4,208	38.00
Vested in 2007	(14,601)	19.71

Outstanding at December 1, 2007	18,348	$32.62

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Stockholders' Equity (Continued)

Range of Exercise Prices for Nonvested Options	Outstanding at Dec. 1, 2007	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value
Over $30.00	18,348	$32.62	8.8	$332

Number of option holders at December 1, 2007	19

        In fiscal 2008, $94 of unrecognized compensation cost related to nonvested stock options will be recognized, $43 of unrecognized compensation cost related to nonvested stock options will be recognized in fiscal 2009 and a total of $17 of unrecognized compensation cost will be recognized in fiscal years 2010 and 2011. The total fair value of shares vested during fiscal 2007, fiscal 2006 and fiscal 2005 was $130, $161 and $191, respectively.

  Treasury Stock

        In January 2007, Griffin's Board of Directors authorized a program to repurchase, from time to time, up to 150,000 shares of its outstanding common stock through private transactions. The program does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management's discretion. During fiscal 2007, Griffin repurchased 112,900 of its outstanding shares for approximately $4.2 million. In November 2007, the Board of Directors increased by 100,000 the number of shares authorized to be repurchased under the program and extended the program through December 31, 2008.

        In fiscal 2007 and fiscal 2006, Griffin received 70,637 shares and 45,046 shares, respectively, of its common stock in connection with the exercise of stock options and for reimbursement of income tax withholdings related to those stock option exercises. The shares received were recorded as treasury stock, which resulted in increases in treasury stock of approximately $2.6 million and $1.3 million in fiscal 2007 and fiscal 2006, respectively.

7. Operating Leases

        All future minimum rental payments, principally for Griffin's corporate headquarters, under noncancelable leases as of December 1, 2007 were:

2008	$145
2009	9
2010	9
2011	5
2012	1

Total minimum lease payments	$169

        Total rental expense for all operating leases in fiscal 2007, fiscal 2006 and fiscal 2005 was $196, $203 and $205, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Operating Leases (Continued)

        As lessor, Griffin Land's real estate activities include the leasing of industrial, flex and office space in Connecticut. Future minimum rentals to be received under noncancelable leases as of December 1, 2007 were:

2008	$12,003
2009	10,902
2010	10,396
2011	8,702
2012	6,677
Later years	30,614

$79,294

        Total rental revenue from all leases in fiscal 2007, fiscal 2006 and fiscal 2005 was $14,041, $11,951 and $11,562, respectively.

8. Investments

  Short-Term Investments

        Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the securities are recorded at their fair value based upon their quoted market price at December 1, 2007 and December 2, 2006 and net realized and unrealized gains and losses on these investments are included in investment income in the consolidated statements of operations. At December 1, 2007 and December 2, 2006, $0.4 million of Griffin's short-term investments were being used as collateral for letters of credit of $0.4 million of Griffin Land. The composition of short-term investments at December 1, 2007 and December 2, 2006 are as follows:

	Dec. 1, 2007		Dec. 2, 2006
	Cost	Fair Value	Cost	Fair Value
Federal agency coupon notes	$11,450	$11,451	$12,289	$12,440
U.S. Treasury securities	10,930	10,970	—	—
Certificates of deposit	454	454	9,069	9,342
Commercial paper	—	—	14,129	14,191

Total short-term investments	$22,834	$22,875	$35,487	$35,973

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Investments (Continued)

        Investment income for fiscal 2007, fiscal 2006 and fiscal 2005 consists of:

	For the Fiscal Years Ended,
	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005
Dividend income from Shemin Nurseries Holding Corp.	$1,628	$—	$—
Net realized gains on the sales of short-term investments	1,783	1,228	833
Interest and dividend income from short-term investments	957	653	373
Change in net unrealized gains on short-term investments	(445)	287	128
Other investment income	7	151	—

	$3,930	$2,319	$1,334

        Included in investment income in fiscal 2007 is $1.6 million of a total of $1.8 million in cash received from SNHC. The amount reported as dividend income is based on the amount of cumulative earnings of SNHC, with the balance of the amount received from SNHC reported as a return of investment. As a result, Griffin's remaining investment in SNHC is $0.3 million as of December 1, 2007 and is included in other assets on Griffin's consolidated balance sheet.

        Included in other investment income in fiscal 2006 was Griffin's share of the cumulative undistributed equity income from an investment in an agricultural cooperative, in which Griffin holds a 25% interest, that manufactures and sells fertilizer to its members who are growers of landscape nursery products. Annual patronage rebates from this investment have been accounted for as a reduction of the cost of landscape nursery sales. Because this investment had not been accounted for in periods prior to fiscal 2006, the cumulative effect was recorded in investment income in that year. Management believes that the amount recorded was immaterial to annual periods.

  Centaur Media, plc

        In connection with the sale of Centaur Communications Ltd. in fiscal 2004, Griffin received 6,477,150 shares of Centaur Holdings, plc common stock (representing approximately 4.4% of its newly issued outstanding common stock), which was initially valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings, plc and the foreign currency exchange rate in effect at that time. In 2006, Centaur Holdings, plc changed its name to Centaur Media. Griffin's investment in the common stock of Centaur Media is accounted for as an available-for-sale security under SFAS No. 115. Accordingly, changes in the value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate are included, net of income taxes, in Accumulated Other Comprehensive Income (see Note 9). Griffin reported dividend income from Centaur Media of $387, $363 and $194 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In fiscal 2007, Griffin sold 1,200,000 of its shares in Centaur Media for proceeds of $3.5 million, resulting in a pretax gain of $2.9 million.

  Shemin Nurseries Holding Corp.

        In fiscal 2005, Griffin exchanged a portion of its holdings in Shemin Acquisition for an approximate 14% equity interest in Shemin Nurseries Holding Corp. ("SNHC"), which operates a

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Investments (Continued)

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

        Also in fiscal 2005, Griffin received a cash distribution of $1.5 million from SNHC. Subsequent to these transactions, SNHC paid $0.2 million to the buyer of Shemin Acquisition on behalf of Griffin for Griffin's share of the purchase price adjustment related to the determination of Shemin Acquisition's working capital as of the closing date of the sale. Griffin recorded this as an additional distribution from SNHC. The total distribution from SNHC of $1.7 million was recorded as a return of investment because SNHC did not have cumulative earnings from the time of Griffin's original investment in SNHC.

9. Supplemental Financial Statement Information

  Related Party Transactions

        Prior to July 3, 1997, Griffin and General Cigar Co., Inc. ("General Cigar") were wholly-owned subsidiaries of Culbro Corporation ("Culbro"). On July 3, 1997, Culbro completed the distribution (the "Distribution") of Griffin common stock to Culbro's stockholders. On February 27, 1997, prior to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a ten year lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease was for approximately 500 acres of arable land held by Griffin for possible development in the long term, but was used by General Cigar for growing Connecticut Shade wrapper tobacco. The Agricultural Lease expired on February 27, 2007 and was not renewed. The rent payable by General Cigar under the Agricultural Lease was approximately equal to the aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased. In fiscal 2006 and fiscal 2005, General Cigar made rental payments to Griffin of $48 and $117, respectively, with respect to the Agricultural Lease.

        In 1997, subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a ten year lease for approximately 40,000 square feet of office space in one of the buildings owned by Griffin in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). Under the Commercial Lease, General Cigar made rental payments to Griffin in fiscal 2007, fiscal 2006 and fiscal 2005 of $483, $545 and $501, respectively. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease approximated market rates at the time the lease was entered into. The Commercial Lease expired on November 30, 2007 and was not renewed.

  Deferred Revenue on Land Sales

        In fiscal 2006, Griffin sold 130 acres of undeveloped land in the New England Tradeport ("Tradeport"), Griffin's industrial park located in Windsor and East Granby, Connecticut, for cash proceeds of $13.0 million. As provided in the terms of the contract for the sale of the land and as

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Supplemental Financial Statement Information (Continued)

required under a new State Traffic Commission Certificate covering the area in Tradeport located in Windsor, certain improvements to existing roads were required. The cost of these improvements is the responsibility of Griffin, however a portion of the costs will either be reimbursed from the purchaser of the land or performed by the town. As a result of Griffin's continuing involvement with the required improvements to the existing roads, this land sale was accounted for under the percentage of completion method. Accordingly, the revenue and the pretax gain on the sale are recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required improvements to existing roads. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.

        In fiscal 2007, management reduced its estimate of the total costs to be incurred to complete the required road improvements. As a result, the total projected pretax gain on this transaction increased from $9.7 million to $10.2 million, and the percentage of completion increased as a result of the reduction in the expected total costs. As of December 1, 2007, approximately 85% of the total costs related to this transaction had been incurred, therefore, approximately 85% of the total revenue, approximately $11.0 million, and approximately 85% of the pretax gain on sale, approximately $8.6 million, have been included in Griffin's results of operations since the sale closed in fiscal 2006. In fiscal 2007 Griffin recognized previously deferred revenue of $3.1 million and previously deferred pretax gain of $2.7 million on this transaction. The balance of the deferred revenue and the pretax gain on sale that has not yet been recognized in Griffin's results of operations will be recognized when the remaining roadwork improvements are completed, which is expected to be in fiscal 2008. Included on Griffin's consolidated balance sheet as of December 1, 2007 is deferred revenue of $2.0 million related to this transaction. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, increases or decreases in future costs over current estimated amounts would reduce or increase the gain recognized in future periods.

        In fiscal 2006, Griffin closed the sale of ten residential lots in Stratton Farms, a residential development in Suffield, Connecticut. Griffin received $1.2 million in cash at closing, with $1.0 million allocated to the land sold and $0.2 million allocated to the value of an option granting the buyer the right to purchase additional lots in Stratton Farms. In fiscal 2007, the buyer of the first phase of Stratton Farms exercised its option to purchase the second phase, which consisted of fifteen residential lots. Accordingly, Griffin recognized a portion of the $0.2 million of deferred revenue related to this option. As of December 1, 2007, approximately $0.1 million is included in deferred revenue on Griffin's consolidated balance sheet related to the option to purchase the remaining lots at Stratton Farms and will be recognized as revenue in future periods when the buyer's right to acquire the remaining residential lots is either exercised or expires.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9.    Supplemental Financial Statement Information (Continued)

  Accumulated Other Comprehensive Income

        In fiscal 2007, Griffin sold 1.2 million shares that it held in Centaur Media for proceeds of $3.5 million. As of December 1, 2007, Griffin holds 5,277,150 shares of the 6,477,150 shares in Centaur Media that it held at the beginning of this year. Griffin's investment in Centaur Media is accounted for as an available-for-sale security under SFAS No. 115 "Accounting for Investments." Accordingly, the investment in Centaur Media is carried at its fair value on Griffin's consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income. Upon the sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that were sold during the time Griffin held those shares is reclassified from accumulated other comprehensive income and included in Griffin's consolidated statement of operations.

        In fiscal 2007, Griffin adopted SFAS No. 158 which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement benefits program as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result of adopting SFAS No. 158, Griffin's noncurrent liabilities decreased by $72 and accumulated other comprehensive income increased by $47, after tax.

        The amounts recorded in accumulated other comprehensive income (loss) are as follows:

	For the Fiscal Years Ended,
	Dec. 1, 2007	Dec. 2, 2006	Dec. 3, 2005
Balance at beginning of year	$9,942	$4,659	$5,204
Reclassification to recognize sale of shares and related gains on Centaur Media, plc included in net income, net of tax provision of $1,022	(1,869)	—	—
(Decrease) increase in fair value of Centaur Media, plc, net of taxes of ($1,827), $2,055 and $45, respectively	(3,393)	3,783	78
Increase (decrease) in the value of Centaur Media, plc, due to exchange gain (loss), net of taxes of $146, $814 and ($350), respectively	275	1,500	(623)
Actuarial gain on postretirement benefits program as a result of adopting SFAS No. 158, net of tax of $25	47	—	—

Balance at end of year	$5,002	$9,942	$4,659

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9.    Supplemental Financial Statement Information (Continued)

  Inventories

        Inventories consist of:

	Dec. 1, 2007	Dec. 2, 2006
Nursery stock	$29,228	$29,415
Materials and supplies	1,913	2,372

	31,141	31,787
Reserves	(767)	(1,208)

	$30,374	$30,579

        Although all inventories are classified as a current asset based upon industry practice, approximately $14.4 million of the inventory at December 1, 2007 is not currently expected to be sold within twelve months of the balance sheet date.

  Property and Equipment

        Property and equipment consist of:

	Estimated Useful Lives	Dec. 1, 2007	Dec. 2, 2006
Land		$674	$674
Land improvements	10 to 20 years	5,550	5,478
Buildings and improvements	10 to 40 years	3,060	3,060
Machinery and equipment	3 to 20 years	17,381	17,231

		26,665	26,443
Accumulated depreciation		(18,395)	(17,299)

		$8,270	$9,144

        Total depreciation expense related to property and equipment in fiscal 2007, fiscal 2006 and fiscal 2005 was $1,390, $1,425 and $1,466, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9.    Supplemental Financial Statement Information (Continued)

  Real Estate Held for Sale or Lease

        Real estate held for sale or lease consists of:

		December 1, 2007
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,696	$7,732	$9,428
Land improvements	10 to 30 years	691	6,757	7,448
Buildings and improvements	10 to 40 years	—	97,167	97,167
Tenant improvements	Shorter of useful life or terms of related lease	—	10,127	10,127
Development costs		6,803	4,717	11,520

		9,190	126,500	135,690
Accumulated depreciation		—	(26,046)	(26,046)

		$9,190	$100,454	$109,644

		December 2, 2006
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,720	$6,396	$8,116
Land improvements	10 to 30 years	12	5,614	5,626
Buildings and improvements	10 to 40 years	—	81,857	81,857
Tenant improvements	Shorter of useful life or terms of related lease	—	9,034	9,034
Development costs		7,179	12,056	19,235

		8,911	114,957	123,868
Accumulated depreciation		—	(22,324)	(22,324)

		$8,911	$92,633	$101,544

        Griffin capitalized interest in fiscal 2007, fiscal 2006 and fiscal 2005 of $383, $195 and $296, respectively. Total depreciation expense related to real estate held for sale or lease in fiscal 2007, fiscal 2006 and fiscal 2005 was $3,943, $3,529 and $2,788, respectively.

  Intangible Assets

        Griffin's intangible assets relate to the fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings and to the fiscal 2007 acquisition of a warehouse building. The intangible assets consist of (i) the value of above-market and below-market leases; (ii) the value of in-place leases; and (iii) the value of tenant relationships. At December 1, 2007 and December 2, 2006,

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9.    Supplemental Financial Statement Information (Continued)

intangible assets of $754 and $680, respectively, net of accumulated amortization of $520 and $772, respectively, are included in other assets on Griffin's consolidated balance sheets. Amortization expense in fiscal 2007, fiscal 2006 and fiscal 2005 was $117, $221 and $759, respectively. The higher amortization expense in fiscal 2005, as compared to the two other fiscal years presented, reflects the accelerated amortization of certain intangible assets as a result of the early termination of a lease in that year. Estimated amortization expense for each of the next five fiscal years is $88.

  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of:

	Dec. 1, 2007	Dec. 2, 2006
Trade payables	$1,179	$3,101
Accrued salaries, wages and other compensation	1,083	1,628
Accrued construction costs	990	1,291
Dividend payable	509	—
Retainage	306	591
Other accrued liabilities	1,627	1,202

	$5,694	$7,813

  Supplemental Cash Flow Information

        Griffin incurred capital lease obligations in fiscal 2007, fiscal 2006 and fiscal 2005 of $80, $116 and $121, respectively.

        Accounts payable and accrued liabilities related to additions to real estate held for sale or lease decreased by $586 and $501 in fiscal 2007 and fiscal 2006, respectively.

        Deferred revenue decreased by $3.1 million in fiscal 2007 as a result of revenue recognized from the sale of land to Walgreen that closed in fiscal 2006 and is being accounted for using the percentage of completion method. The cash proceeds on this transaction were received by Griffin in fiscal 2006.

        In fiscal 2007 and fiscal 2006, Griffin received, as consideration for the exercise of employee stock options, 43,366 shares and 32,920 shares, respectively, of its common stock. Also in fiscal 2007 and fiscal 2006, Griffin received 27,271 shares and 12,126 shares, respectively, of its common stock from employees in payment for required income tax withholdings of $994 and $351, respectively, related to the exercise of stock options. The common stock received is included in Treasury Stock on Griffin's consolidated balance sheet as of December 1, 2007 and Griffin's payments of $994 and $351 for required income tax withholdings is included in operating activities in Griffin's consolidated statement of cash flows for fiscal 2007 and fiscal 2006.

        In fiscal 2007, fiscal 2006 and fiscal 2005, Griffin received income tax refunds, net of income tax payments, of $1,342, $834 and $664, respectively. Interest payments, net of capitalized interest, were $2,910, $2,796 and $2,325 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9.    Supplemental Financial Statement Information (Continued)

  Settlement of Litigation

        On June 25, 2007, Griffin and its subsidiary, Imperial, settled a lawsuit filed against them and several of their officers and employees (the "Griffin Defendants") by twelve of the migrant and seasonal workers employed by an independent farm labor contractor, Pro Tree Forestry Services ("Pro Tree"), that had been engaged by Imperial to provide labor at its Connecticut farm. The plaintiffs alleged, among other things, that they worked at Imperial's Connecticut farm for approximately three months in the spring of 2006; that they were not paid sufficient wages by the Pro Tree defendants as required by state and federal laws; and that the Griffin Defendants were liable as joint and/or integrated employers. The lawsuit included a number of other causes of action against the Pro Tree defendants related to this issue, including claims under the Migrant and Seasonal Agricultural Protection Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Alien Tort Claims Act, and other statutory and common law claims, and asserted that certain of the Griffin Defendants were jointly liable for certain of those claims. Under the settlement, Griffin agreed to pay certain amounts to the plaintiffs for wages and damages they allegedly suffered. In addition, on July 13, 2007, Imperial settled a lawsuit filed against it by the United States Department of Labor (the "DOL") that claimed that Pro Tree had underpaid its employees while they were working at Imperial's Connecticut farm, and because Pro Tree refused to pay back wages to its employees, Imperial was required to pay those individuals. The total cost to Griffin for the settlement of both those lawsuits, including legal fees incurred in fiscal 2007 and net of recovery under Griffin's insurance policies, was approximately $0.5 million, which is included in selling, general and administrative expenses.

10.    Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2007 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$4,586	$31,896	$12,148	$10,793	$59,423
Gross profit	1,189	11,399	4,278	4,594	21,460
Net income (loss)	(1,288)	5,973	2,283	1,363	8,331
Earnings per share:
Basic:
Net income (loss)	(0.25)	1.16	0.44	0.27	1.62
Diluted:
Net income (loss)	(0.25)	1.13	0.43	0.26	1.58

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10.    Quarterly Results of Operations (Unaudited) (Continued)

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

        The fiscal 2007 second quarter includes revenue of $9.6 million and a pretax gain of $7.9 million from property sales completed in that period, including the sale of approximately 73 acres of undeveloped land in Griffin Center by Griffin's real estate business.

        The fiscal 2006 third quarter includes revenue of $7.8 million and a pretax gain of $5.8 million from the sale of approximately 130 acres of undeveloped land in New England Tradeport by Griffin's real estate business.

        The sum of the four quarters earnings per share data does not equal the annual earnings per share data due to the requirement that each period be calculated separately.

        The landscape nursery business is highly seasonal, with net sales peaking in the spring, which is included in Griffin's second quarter.

11.    Commitments and Contingencies

        As of December 1, 2007, there were two collateralized letters of credit outstanding, aggregating approximately $0.4 million, issued by Griffin Land in favor of the towns of Suffield and Windsor, Connecticut, that ensures Griffin Land's performance in completing certain infrastructure for Griffin Land's residential development, Stratton Farms and certain road improvements at New England Tradeport. The letters of credit are collateralized by short-term investments of $0.4 million.

        As of December 1, 2007, Griffin had committed purchase obligations of $1.8 million, principally for road and infrastructure improvements in New England Tradeport, tenant improvement work related to new leases in Griffin Land's buildings and for the purchase of plants and raw materials by Imperial.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11.    Commitments and Contingencies (Continued)

        As of December 1, 2007, Griffin Land is party to an agreement whereby Griffin Land will sell approximately 45 acres of land to a developer of residential housing. The purchase price is $4.5 million, but may increase to $5.6 million or decrease to $3.9 million depending on the number of residential units the buyer is permitted to build. In addition, Griffin Land would receive additional revenue upon the buyer's sale of residential units. Completion of this transaction is subject to several contingencies, including the buyer completing its due diligence on the land to be acquired and the buyer's proposed development plans receiving approval from governmental authorities. The time frame for the buyer to obtain all development approvals is expected to be an extended one, with the closing of this transaction not expected within the next twelve months. There can be no assurance that this proposed transaction will be completed under its current terms, or at all.

        As of December 1, 2007, Griffin is authorized to repurchase, from time to time, up to 137,100 shares of its common stock through private transactions. The program to repurchase common stock expires on December 31, 2008, does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management's discretion. Based on the market price of its common stock at December 1, 2007, if the total authorized number of shares are repurchased, Griffin would expend approximately $5.0 million.

        Griffin is involved, as a defendant, in other various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material, individually or in the aggregate, to Griffin's consolidated financial position, results of operations or cash flows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors of Griffin Land & Nurseries, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries (the "Company") at December 1, 2007 and December 2, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 1, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for its other postretirement plan effective as of December 1, 2007, and the manner in which it accounts for conditional asset retirement obligations and share based compensation in fiscal year 2006.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Hartford, Connecticut
February 14, 2008

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Changes in Internal Control Over Financial Reporting:    There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Disclosure Controls and Procedures:    The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. The Company's principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company's management, the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

        Management's Report on Internal Control Over Financial Reporting:    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of December 1, 2007, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment and those criteria, management of the Company has concluded that, as of December 1, 2007, the Company's internal control over financial reporting was effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited management's assessment of the Company's internal control over financial reporting as of December 1, 2007, as stated in their report included herein.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Edgar M. Cullman	90	Chairman of the Board and Director
Frederick M. Danziger	67	President, Chief Executive Officer and Director
Winston J. Churchill, Jr.	67	Director
David M. Danziger	41	Director
Thomas C. Israel	63	Director
Alan Plotkin	62	Director
David F. Stein	67	Director
Scott Bosco	41	Vice President of Construction, Griffin Land division
Anthony J. Galici	50	Vice President, Chief Financial Officer and Secretary
Thomas M. Lescalleet	45	Senior Vice President, Griffin Land division
Gregory M. Schaan	50	President and Chief Executive Officer, Imperial Nurseries, Inc.

        Griffin's directors are each elected for a term of one year.

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

        David M. Danziger has been a Director of Griffin since May 2006. He was an Executive Vice President of General Cigar Holdings, Inc. from January 1999 through April 2005. Mr. David M. Danziger is a managing member of Culbro LLC. David M. Danziger is the son of Frederick M. Danziger and the grandson of Edgar M. Cullman.

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

        Scott Bosco has been the Vice President of Construction of the Griffin Land division since July 2005. From 2002 until 2005 he was project manager at Casle Corp.

        Anthony J. Galici has been the Vice President, Chief Financial Officer and Secretary of Griffin since April 1997. Mr. Galici was Vice President and Assistant Controller of Culbro Corporation from 1995 until 1997. Prior to 1995, he was Assistant Controller of Culbro Corporation.

        Thomas M. Lescalleet has been the Senior Vice President of the Griffin Land division since March 2002.

        Gregory M. Schaan has been the President and Chief Executive Officer of Imperial since October 1999. From 1997 until 1999 he was Senior Vice President of Sales and Marketing of Imperial. From 1992 until 1997 he was Vice President of Sales and Marketing of Imperial.

        In January 2008, Michael S. Gamzon was appointed as Vice President of Griffin, with responsibility for seeking new business opportunities for Griffin's real estate business. Mr. Gamzon was an investment analyst with Alson Capital Partners, LLC from April 2005 until January 2008 and an investment analyst with Cobalt Capital Management, LLC from March 2002 until March 2005. Mr. Gamzon is the son-in-law of Mr. Frederick M. Danziger and the brother-in-law of Mr. David M. Danziger.

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

Nominating Committee

        Griffin's Nominating Committee consists of Thomas C. Israel, Chairman, Winston J. Churchill, Jr. and David F. Stein. All of the members of the Nominating Committee are independent directors. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. The

Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Nominating Committee believes such a policy is not necessary in that it will consider nominees based on a nominee's qualifications, regardless of whether the nominee is recommended by stockholders. The Nominating Committee does not have a charter. The Nominating Committee did not meet in fiscal 2007.

Communication with the Board or Nominating Committee

        Stockholders who wish to communicate with the Board of Directors or the Nominating Committee should address their communications to Thomas C. Israel, Chairman of the Nominating Committee, via first class mail, at Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to each of Griffin's Named Executive Officers during the last completed fiscal year. The Named Executive Officers for the year ended December 1, 2007 are as follows:

Frederick M. Danziger	President and Chief Executive Officer ("CEO") of Griffin
Anthony J. Galici	Vice President, Chief Financial Officer and Secretary of Griffin
Thomas M. Lescalleet	Senior Vice President of the Griffin Land division
Gregory M. Schaan	President and Chief Executive Officer of Imperial Nurseries, Inc.
Scott Bosco	Vice President, Construction of the Griffin Land division

Compensation Philosophy and Overview

        Griffin's compensation programs are designed to attract, motivate and retain the management talent the Company believes is necessary to achieve its financial and strategic goals. Griffin's Compensation Committee strives to pay for performance by rewarding each of its Named Executive Officers for team results and their individual contributions to Griffin's success. In this way, Griffin believes that the interests of its executives align with the interests of its stockholders.

Design and Implementation

        With these objectives in mind, Griffin's Compensation Committee has built an executive compensation program that consists of three principal elements:

  1.
  Base Salary
  2.
  Annual Incentive Compensation Programs
  3.
  Long-Term Incentive Program

        Griffin also contributes to a 401(k) savings plan and deferred compensation plan on behalf of its executives. These contributions, however, comprise a relatively minor portion of Griffin's Named Executive Officers' compensation package.

Base Salary

        Griffin pays base salaries to its Named Executive Officers in order to provide a consistent, minimum level of pay that sustained individual performance warrants. Griffin also believes that a competitive annual base salary is important to attract and retain an appropriate caliber of talent for each position over time.

        The annual base salaries of Griffin's Named Executive Officers are determined by its President and CEO (except with regard to his salary) and approved annually by the Compensation Committee. The annual base salary of Griffin's President and CEO is determined by the Compensation Committee. All salary decisions are based on each Named Executive Officer's level of responsibility, experience and recent and past performance, as determined by the President and CEO and Compensation Committee, as applicable. Griffin does not benchmark its base salaries in any way, nor does Griffin employ the services of a compensation consultant.

Annual Incentive Compensation Programs

        Griffin's annual incentive programs are designed to recognize short-term performance against established annual performance goals for each of its operating businesses, as explained below. These performance goals are developed by the President and CEO and approved or modified, as necessary, by the Compensation Committee. Additionally, the Compensation Committee retains the discretion to adjust any awards made to Griffin's executives, including making awards in the absence of the attainment of any of the performance goals under Griffin's annual incentive compensation plans. Any such adjustment may only be to the benefit of the participants. The Committee made two such adjustments in fiscal year 2007, as discussed below. Griffin makes annual incentive payments, if any, in the year following the year in which they were earned.

  Griffin Land

        Under the Griffin Land Incentive Compensation Plan for Fiscal Year 2007 (the "Griffin Land Incentive Plan"), incentive compensation is awarded based on certain defined components, including: (i) profit from property sales (maximum of an aggregate $250,000 of incentive compensation could have been accrued under this component); (ii) value generated from buildings built on speculation (maximum of an aggregate $200,000 incentive compensation could have been accrued under this component); (iii) value generated from build-to-suit projects entered into in fiscal 2007 (maximum of an aggregate $200,000 of incentive compensation could have been accrued under this component); (iv) the leasing of currently vacant space (maximum of an aggregate $250,000 of incentive compensation could have been accrued under this component); and (v) the leasing of space becoming vacant in 2007 due to expiring leases (maximum of an aggregate $56,250 of incentive compensation could have been accrued under this component). These objectives are designed to reward management for increasing the operating cash flow of the real estate business. Amounts earned under each objective are accrued into an incentive compensation pool up to a maximum incentive compensation of $956,250 if all targets are achieved at their maximum amounts. The incentive compensation pool is divided among executives and employees of Griffin Land. The amounts earned by Griffin Land employees under the Griffin Land Incentive Plan may be increased at the discretion of the Compensation Committee.

        In each of the past three fiscal years, Griffin Land met the property sale component (see (i) above) of the Griffin Land Incentive Plan. Griffin Land has not met the value generated from buildings built on speculation component or the value generated from build-to-suit projects component (see (ii) and (iii) above) of the Griffin Land Incentive Plan in any of the past three fiscal years. Griffin Land has met the leasing of currently vacant space component and the leasing of space becoming vacant component (see (iv) and (v) above) of the Griffin Land Incentive Plan in two of the past three fiscal years. In fiscal 2007, Griffin Land achieved the goals related to profit from property sales and the leasing of space becoming vacant in 2007 due to expiring leases. The achievement of these goals resulted in $280,000 being accrued into the Griffin Land incentive compensation pool.

  Imperial Nurseries

        Under the Imperial Nurseries, Inc. ("Imperial") Incentive Compensation Plan for Fiscal Year 2007, (the "Imperial Incentive Plan"), Mr. Schaan was eligible to receive incentive compensation based on the achievement of an operating profit by Imperial. The amounts to be accrued into Imperial's incentive compensation pool are a percentage of Imperial's operating profit achieved. If Imperial incurs an operating loss, no incentive compensation is accrued. If Imperial achieves an operating profit below $250,000, 30% of the operating profit is accrued into the incentive compensation pool. If Imperial's operating profit is between $250,000 and $500,000, $75,000 plus 40% of the operating profit above $250,000 is accrued into Imperial's incentive compensation pool. If Imperial's operating profit is between $500,000 and $750,000, $175,000 plus 50% of the operating profit above $500,000 is accrued into Imperial's incentive compensation pool. If Imperial's operating profit is between $750,000 and $1,000,000, $300,000 plus 30% of the operating profit above $750,000 is accrued into Imperial's incentive compensation pool. If Imperial's operating profit is above $1,000,000, $375,000 plus 25% of the operating profit above $1,000,000 is accrued into Imperial's incentive compensation pool. Because Imperial did not achieve an operating profit in fiscal year 2007, no amounts were accrued to Imperial's incentive compensation pool.

  Corporate

        The 2007 Corporate Incentive Compensation Plan (the "Corporate Incentive Plan") was designed to reward corporate employees, including Griffin's President and CEO and Chief Financial Officer, based on the results of Griffin's operating businesses, consistent with Griffin's goal to award for performance through team results as discussed above. Under the Corporate Incentive Plan, the amount of corporate incentive compensation was based on the levels of incentive compensation earned at Griffin Land and Imperial. If each of Griffin Land and senior executives at Imperial had earned incentive compensation under their respective plans, then an amount equal to 42.5% of the sum of those respective pools was to accrue into the Corporate incentive compensation pool. However, because only Griffin Land employees earned incentive compensation, an amount equal to 7.5% of the amount of the Griffin Land incentive compensation pool was accrued into the Corporate incentive compensation pool, of which the Chief Financial Officer was a beneficiary. That pool was allocated 67% to the Chief Financial Officer. The President and CEO received no allocation. The Compensation Committee exercised its discretion to increase the amount of incentive compensation paid to the President and CEO and Chief Financial Officer under the Corporate Incentive Plan.

Equity Program

        Griffin believes that equity ownership in Griffin is important to provide its Named Executive Officers with long-term incentives to build value for Griffin's stockholders. In addition, the equity program is designed to attract and retain the executive management team. The Griffin equity program consists entirely of stock option awards. Stock options have value only if the stock price increases over time and, therefore, provide executives with an incentive to build Griffin's value. This characteristic ensures that the Named Executive Officers have a meaningful portion of their compensation tied to future stock price increases. If Griffin's stock price increases, stock options have the potential to provide high returns to its executives, thus helping Griffin to attract and retain management. However, the realizable value of the stock options can fall to zero if the stock price is lower than the exercise price established on the date of grant.

        Stock option awards to Named Executive Officers are entirely discretionary. The President and CEO recommends whether and how many stock options should be awarded to the other Named Executive Officers, and the Compensation Committee approves or, if necessary, modifies his recommendations. The Compensation Committee solely determines whether and how many stock options should be awarded to the President and CEO. In making stock option award determinations, the President and CEO and Compensation Committee consider the prior contribution of participants and their expected future contributions to the growth of Griffin. In fiscal year 2007, no stock options were recommended nor were any awarded to the Named Executive Officers or any other Griffin employee.

        Stock option awards are made under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"), as amended. The Griffin Stock Option Plan makes available a total of 1,250,000 options to purchase shares of Griffin common stock. Options granted under the Griffin Stock Option Plan are either incentive stock options or non-qualified options. The Griffin Stock Option Plan contains certain limitations with respect to incentive stock options that are intended to satisfy applicable Internal Revenue Code requirements. Under the Griffin Stock Option Plan, Griffin is authorized to issue options to certain officers, employees, consultants and directors of Griffin in connection with the services they provide to Griffin. Of the 1,250,000 shares of common stock reserved for issuance under the Griffin Stock Option Plan, as of December 1, 2007, 236,726 shares were available for issuance upon the exercise of outstanding options granted under the Griffin Stock Option Plan.

Perquisites and Other Benefits

        Griffin's Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of its employees in their respective locations. In addition, Griffin's Chief Financial Officer receives an automobile allowance of $8,000 per year.

        Griffin's Named Executive Officers are entitled to participate in and receive employer contributions to Griffin's 401(k) Savings Plan. In addition, Griffin has established a non-qualified Deferred Compensation Plan (the "Deferred Compensation Plan") that allows eligible participants, including the Named Executive Officers, to defer portions of their annual base salary, as well as receive employer matching contributions with respect to deferrals that would exceed IRS limits under the Griffin 401(k) Savings Plan. For more information on employer contributions to the 401(k) Savings Plan and the Deferred Compensation Plan, see the Summary Compensation Table and its footnotes.

Analysis

Base Salary

        The following table presents the salaries for our named executive officers in 2007 and the percentage increase over their 2006 base salaries.

	Salary	% Increase
Mr. Danziger	$495,000	3.1%
Mr. Galici	$245,000	3.2%
Mr. Lescalleet	$217,000	3.3%
Mr. Schaan	$228,900	2.0%
Mr. Bosco	$105,000	7.7%

        Each of Griffin's Named Executive Officers received a nominal increase in base salary in 2007, except for Mr. Bosco, who received an increase of 7.7%. The President and CEO and Compensation Committee believed a relatively larger increase for Mr. Bosco was warranted due to his relatively lower salary and to keep competitive with what they believe to be the market for similar positions.

Annual Incentive Compensation Program

        The following table presents the total annual incentive payments made to the Named Executive Officers for fiscal 2007, the amount of annual incentive compensation awarded under Griffin's respective annual incentive compensation plans, and the amount of any discretionary bonus the Compensation Committee awarded to the Named Executive Officers.

	Incentive Plan Payments	Discretionary Bonus Payments	Total Annual Incentive Payments
Mr. Danziger	—	$300,000	$300,000
Mr. Galici	$14,070	$35,930	$50,000
Mr. Lescalleet	$84,000	—	$84,000
Mr. Schaan	—	—	—
Mr. Bosco	$21,000	—	$21,000

  Griffin Land

        Mr. Lescalleet was awarded $84,000 in annual incentive compensation for 2007 based on the formula under the Griffin Land Incentive Plan and Mr. Bosco was awarded $21,000 in annual incentive compensation for fiscal 2007 based on the formula under the Griffin Land Incentive Plan.

  Imperial Nurseries

        Mr. Schaan did not receive an award under the Imperial Incentive Plan because Imperial did not achieve an operating profit in fiscal year 2007. The Compensation Committee did not exercise its discretion to alter the formula result of the Imperial Incentive Plan.

  Corporate

        Because only employees at Griffin Land earned incentive compensation for fiscal 2007, under the Corporate Incentive Plan, the Chief Financial Officer was entitled to receive incentive compensation of $14,070, and the President and CEO was not entitled to any incentive compensation. The Compensation Committee exercised its discretion and awarded incentive compensation of $300,000 to the President and CEO and $50,000 to the Chief Financial Officer. With regard to Mr. Danziger, the Committee believed this amount was appropriate, in their business judgment, based upon Mr. Danziger's performance in 2007, particularly with respect to the generally strong performance of Griffin's real estate business in 2007 and the maintenance, despite substantial capital expenditures, of a very strong financial position. Similarly, the Committee believed a total annual incentive payment of $50,000 to Mr. Galici was warranted in light of Mr. Galici's contributions to these matters.

        The Compensation Committee believes that each of these discretionary annual incentive payments is consistent with Griffin's compensation objectives outlined above. These payments were intended to motivate and retain the management talent that Griffin believes is necessary to achieve its financial and strategic goals and reflect the generally strong performance of the real estate business in 2007. As a result, the payments are consistent with the goal to pay for performance by rewarding each of Griffin's Named Executive Officers for team results and their individual contributions to Griffin's success.

Tax Considerations

        Griffin does not believe it need now adopt any policy with respect to the $1,000,000 deduction cap of the Internal Revenue Code Section 162(m). While the Compensation Committee will give due consideration to the deductibility of compensation payments on compensation arrangements with Griffin's executive officers, the Compensation Committee will make its compensation decisions based on an overall determination of what it believes to be in the best interests of Griffin and its shareholders, and deductibility will be only one among a number of factors used by the Compensation Committee in making its compensation decisions.

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed with management Griffin's Compensation Discussion and Analysis, and based upon this review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K and the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Winston J. Churchill, Jr. (Chairman) Thomas C. Israel David F. Stein

EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table presents information regarding compensation of each of Griffin's Named Executive Officers for services rendered during fiscal 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Frederick M. Danziger President and Chief Executive Officer of Griffin	2007	$493,556	$300,000	—	—	—	—	$14,968	(1)	$808,524
Anthony J. Galici Vice President, Chief Financial Officer and Secretary of Griffin	2007	$244,279	$35,930	—	—	$14,070	—	$15,872	(2)	$310,151
Thomas M. Lescalleet Senior Vice President, Griffin Land division	2007	$216,327	—	—	—	$84,000	—	$10,011	(3)	$310,338
Gregory M. Schaan President and Chief Executive Officer of Imperial	2007	$228,468	—	—	—	—	—	$7,028	(4)	$235,496
Scott Bosco Vice President of Construction, Griffin Land division	2007	$104,279	—	—	—	$21,000	—	$2,930	(5)	$128,209

(1)
Represents life insurance premiums of $168, matching contributions related to the Griffin 401(k) Savings Plan of $3,966 and matching contributions to the Deferred Compensation Plan of $10,834.

(2)
Represents life insurance premiums of $341, matching contributions related to the Griffin 401(k) Savings Plan of $4,227, matching contributions to the Deferred Compensation Plan of $3,304 and an automobile allowance of $8,000.

(3)
Represents life insurance premiums of $168, matching contributions related to the Griffin 401(k) Savings Plan of $4,385, matching contributions to the Deferred Compensation Plan of $2,158 and a medical insurance allowance of $3,300.

(4)
Represents life insurance premiums of $168, matching contributions related to the Griffin 401(k) Savings Plan of $4,268 and matching contributions to the Deferred Compensation Plan of $2,592.

(5)
Represents life insurance premiums of $168, matching contributions related to the Griffin 401(k) Savings Plan of $2,019 and matching contributions to the Deferred Compensation Plan of $743.

Grants of Plan-Based Awards

        The following table presents information regarding the incentive awards granted to Griffin's Named Executive Officers for fiscal 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Target ($)	Maximum ($)
Frederick M. Danziger (1)	n/a	—	n/a
Anthony J. Galici (1)	n/a	$14,070	n/a
Thomas M. Lescalleet (2)	n/a	$84,000	$286,875
Gregory M. Schaan (3)	n/a	—	n/a
Scott Bosco (2)	n/a	$21,000	$71,719

(1)
There are no threshold, target or maximum levels under the Corporate Incentive Plan. The amounts of payments to Messrs. Danziger and Galici under the Corporate Incentive Plan, if any, depend on the performance of Griffin's operating businesses during the fiscal year. The amounts shown for Messrs. Danziger and Galici in the Target column reflect the amounts payable to them under the plan based on the performance of Imperial and Griffin Land in fiscal 2007. While Mr. Danziger did not receive a formula-based award pursuant to the Corporate Incentive Plan, the Compensation Committee exercised its discretion to award Mr. Danziger a bonus of $300,000 for fiscal 2007. Mr. Galici received a payment of $14,070 pursuant to the Corporate Incentive Plan, and he received an additional discretionary bonus of $35,930.

(2)
The Griffin Land Incentive Plan has no threshold or target levels, however, there is a maximum amount payable to each of Messrs. Lescalleet and Bosco under the Griffin Land Incentive Plan as shown in the Maximum column. The amounts in the Target column for Messrs. Lescalleet and Bosco reflect the amounts payable to each of them based on Griffin Land's performance during fiscal 2007.

(3)
There are no threshold, target or maximum levels under the Imperial Incentive Plan. The amounts payable to Mr. Schaan under the Imperial Incentive Plan depend on the operating profit, if any, of Imperial for the fiscal year. Based on Imperial's performance during fiscal 2007, Mr. Schaan was not eligible to receive any payout pursuant to the Imperial Incentive Plan. Therefore, the representative amount shown under the Target column for Mr. Schaan is $0.

Employment Agreement with Named Executive Officer

        Gregory M. Schaan and Imperial entered into an employment agreement (the "Employment Agreement") dated January 1, 2001, pursuant to which Mr. Schaan agreed to serve as President of Imperial for the term of the agreement. The initial term of the Employment Agreement ended on November 30, 2003 and the agreement renews automatically for one year each December 1, unless written notice is given by either party at least sixty days prior to December 1. The Employment Agreement states that Mr. Schaan's annual base salary as of December 1, 2001 is $210,000. Subsequent increases in Mr. Schaan's annual base salary, in the absence of an agreement, is to be determined by the Compensation Committee of the Board of Directors, but will not be less than the previous year's annual base salary. The Employment Agreement also provides that Mr. Schaan is entitled to receive not less than 30% of Imperial's senior management incentive compensation pool as approved by the Compensation Committee. Mr. Schaan is also entitled to the use of a motor vehicle selected in the reasonable discretion of Imperial, including appropriate insurance, and a term life insurance policy in an amount equal to Mr. Schaan's annual base salary. The Employment Agreement also prohibits Mr. Schaan from competing with Imperial for one year after his employment terminates. For a discussion of the termination provisions and payments thereunder, please see the discussion in "Potential Payments Upon Termination or Change in Control" below.

Outstanding Equity Awards

        The following table presents information with respect to each unexercised stock option held by Griffin's Named Executive Officers as of December 1, 2007. There are no restricted stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Value of Unexercised In-the-Money Options at Fiscal Year End (1) ($) Exercisable		Value of Unexercised In-the-Money Options at Fiscal Year End (1) ($) Unexercisable
Frederick M. Danziger	75,000	—	—		$13.25	01/10/2009		$1,720,125	—
Anthony J. Galici	15,000 10,000 7,500	— — —	— — —	$ $ $	13.25 11.22 13.00	01/10/2009 01/17/2010 12/15/2010	$ $ $	344,025 249,660 173,888	— — —

Totals	32,500	—	—					$767,573	—
Thomas M. Lescalleet	6,477	—	—		$15.33	03/10/2017		$135,078	—
Gregory M. Schaan	15,000 10,000 7,500	— — —	— — —	$ $ $	13.25 11.22 13.00	01/10/2009 01/17/2010 12/15/2010	$ $ $	344,025 249,660 173,888	— — —

Totals	32,500	—	—					$767,573	—
Scott Bosco	—	2,500	—		$30.95	07/17/2016		—	$13,088

(1)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $36.185 per share (the average of the high and low prices of Griffin's common stock on November 30, 2007) and the exercise price of each stock option.

Option Exercises and Stock Vested

        The following table presents information with respect to amounts received upon exercise of options, SARs or the vesting of stock, including restricted stock (or similar instruments) by Griffin's Named Executive Officers in fiscal 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise #	Value Realized on Exercise $	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Frederick M. Danziger	90,000	$2,070,938	—	—
Anthony J. Galici	15,000	$317,588	—	—
Thomas M. Lescalleet	18,523	$393,244	—	—
Gregory M. Schaan	5,000	$103,887	—	—
Scott Bosco	—	—	—	—

Non-Qualified Deferred Compensation

        Griffin maintains the Deferred Compensation Plan for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin 401(k) Savings Plan. The investment options in the Deferred Compensation Plan mirror those of the Griffin 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets. The following table presents information with respect to defined contribution plans or other plans providing for deferral of compensation on a non-tax qualified basis for Griffin's Named Executive Officers as of December 1, 2007.

Name	Executive Contributions for FYE 12/1/2007	Griffin Contributions for FYE 12/1/2007	Aggregate Earnings in FYE 12/1/2007	Aggregrate Withdrawals / Distributions	Aggregate Balance as of FYE 12/1/2007
Frederick M. Danziger	$39,225	$10,834	$67,329	—	$569,330
Anthony J. Galici	$27,707	$3,304	$20,012	—	$224,059
Thomas M. Lescalleet	$13,416	$2,158	$3,389	—	$49,326
Gregory M. Schaan	$25,606	$2,592	$13,080	—	$214,120
Scott Bosco	$2,118	$743	$28	—	$2,890

Potential Payments Upon Termination or Change in Control

        Imperial's Employment Agreement with Mr. Schaan governs the terms of Mr. Schaan's post-employment compensation in the event of termination or a change in control of Imperial (as defined in the Employment Agreement).

        In the event of Mr. Schaan's death or disability, Imperial will pay Mr. Schaan the sum of (i) his then current annual base salary and (ii) with respect to the year of Mr. Schaan's death or disability (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation Mr. Schaan would have earned for the full year. Accordingly, if Mr. Schaan had died or became disabled on December 1, 2007, Imperial would have been obligated to pay $228,900 to Mr. Schaan, or his estate, as applicable.

        In the event that Mr. Schaan terminates his employment (i) following a change in control of Imperial (as defined in the Employment Agreement), (ii) after being assigned duties that are significantly adversely different that those described in the Employment Agreement, (iii) following removal from any of the positions described in the Employment Agreement, (iv) following a material reduction in Imperial's fringe benefits, (v) after Imperial fails to have a successor assume the

Employment Agreement, or (vi) after Imperial becomes insolvent or files a bankruptcy petition, Mr. Schaan is entitled to severance in an amount equal to the sum of (i) his then annual base salary and (ii) with respect to the year of Mr. Schaan's termination (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation Mr. Schaan would have earned for the full year. Accordingly, if Mr. Schaan terminated his employment following any of these events, he would have been entitled to receive $228,900.

        In the event that Imperial terminates Mr. Schaan's employment other than for cause, Mr. Schaan is entitled to severance in the amount of the sum of (i) his then current base salary and (ii) with respect to the year of Mr. Schaan's termination (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation Mr. Schaan would have earned for the full year.

        If Mr. Schaan's employment is terminated by a successor in interest within one year following a merger or sale, if there is a change in control (as defined in the Employment Agreement), or if Mr. Schaan terminates his employment with the successor within one year for any reason, Griffin agrees to employ Mr. Schaan for a period of one year.

Director Compensation

        The following table represents information regarding the compensation paid during fiscal 2007 to members of Griffin's Board of Directors who are not also employees of Griffin (the "Non-Employee Directors"). The compensation paid to Mr. Frederick M. Danziger is presented above in the Summary Compensation Table and the related explanatory notes.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Total ($)
Winston J. Churchill, Jr.	$37,232	—	$22,255	(1)	$59,487
Edgar M. Cullman	$33,790	—	—		$33,790
David M. Danziger	$25,670	—	—		$25,670
Frederick M. Danziger	—	—	—		—
Thomas C. Israel	$45,871	—	$22,255	(1)	$68,126
Alan Plotkin	$35,669	—	$22,255	(1)	$57,924
David F. Stein	$47,228	—	$22,255	(1)	$69,483

(1)
These amounts reflect the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to fiscal 2007. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in Note 6 of the Notes to Consolidated Financial Statements.

        The following table represents the number of outstanding and unexercised stock option awards held by each of the Non-Employee Directors as of December 1, 2007:

Director	Number of Shares Subject to Outstanding Options as of 12/1/07
Winston J. Churchill, Jr.	22,557
Thomas C. Israel	19,557
Alan Plotkin	6,310
David F. Stein	20,557

        The annual retainer and fees for service on Griffin's Board of Directors and Board Committees increased during the second quarter of fiscal 2007. Members of the Board of Directors who are not employees of Griffin received $15,000 per year and $750 for each Board and Committee meeting attended prior to the increase and $25,000 per year and $1,000 for each Board and Committee meeting attended after the increase. The Chairman of the Board of Directors receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each received an additional $5,000 per year prior to the increase and $10,000 per year after the increase. The Nominating Committee Chairman receives an additional $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen, each receive $5,000 per year for their service on the Committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on the Committee. Annual retainers are paid in quarterly installments. The Griffin Stock Option Plan provides that non-employee Directors who are not members of the Cullman & Ernst Group (as defined in Note 2 of Item 12 of this Report) annually receive options exercisable for shares of common stock at an exercise price that is the market price at the time of grant. Under the Griffin Stock Option Plan, the number of shares, subject to options, granted to non-employee Directors upon their reelection to the Board of Directors is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2007, Griffin granted Mr. Churchill, Jr., Mr. Israel, Mr. Plotkin and Mr. Stein each options exercisable for 1,052 shares of Common Stock at the time of their reelection to the Board of Directors. Griffin expects to grant additional options to Messrs. Churchill, Jr., Israel, Plotkin and Stein in 2008 consistent with the Griffin Stock Option Plan.

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

Compensation Committee Interlocks and Insider Participation

        No member of the Compensation Committee has been an officer or employee of Griffin. None of Griffin's executive officers have served as a director or member of the compensation committee of any entity whose executive officers served as a director of Griffin or member of Griffin's Compensation Committee. Messrs. Edgar M. Cullman and Frederick M. Danziger are members of the Board of Directors of Bloomingdale Properties, Inc., of which Mr. John L. Ernst is Chairman and President and other members of the Cullman & Ernst Group are associated. Mr. Danziger also serves as trustee of the retirement plan for Bloomingdale Properties, Inc.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of December 1, 2007.

Name and Address (1)	Shares Beneficially Owned (2)	Percent of Total
Edgar M. Cullman (3)	912,342	17.8
Edgar M. Cullman, Jr. (3)	936,488	17.6
Louise B. Cullman (3)	781,775	14.7
Susan R. Cullman (3)	992,399	18.7
David M. Danziger (3)	72,768	1.4
Frederick M. Danziger (3)	422,263	8.0
Lucy C. Danziger (3)	788,680	14.9
John L. Ernst (3)	416,721	7.9
Winston J. Churchill, Jr. SCP Partners 1200 Liberty Ridge Dr., Suite 300 Wayne, PA 19087	59,408	1.1
Thomas C. Israel Ingleside Investors 12 East 49th Street New York, NY 10017	29,220	*
Alan Plotkin Law Offices of Alan Plotkin 12 East 49th Street New York, NY 10017	3,973	*
David F. Stein J & W Seligman & Co. 100 Park Avenue New York, NY 10017	55,220	1.0
Anthony J. Galici Griffin Land & Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	48,749	*
Gregory M. Schaan Imperial Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	35,250	*
Thomas M. Lescalleet Griffin Land 204 West Newberry Road Bloomfield, CT 06002	20,100	*
Scott Bosco Griffin Land 204 West Newberry Road Bloomfield, CT 06002	—	—
B. Bros. Realty LLC (4)	233,792	4.4
Gabelli Funds, Inc. et al (5) Gabelli Funds, Inc. One Corporate Center Rye, NY 10580	1,433,639	27.0
All directors and officers collectively, consisting of 11 persons (6)	1,659,293	31.2

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, New York 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days granted pursuant to the Griffin Stock Option Plan, as amended. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of December 1, 2007, a group (the "Cullman and Ernst Group") consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of 2,529,156 shares of Griffin common stock (approximately 49.7% of the outstanding shares of common stock). Among others, Edgar M. Cullman, Edgar M. Cullman, Jr., John L. Ernst, Frederick M. Danziger and David M. Danziger (who are members of the Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable to third parties under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Louise B. Cullman is the wife of Edgar M. Cullman; Edgar M. Cullman, Jr., is the son of Edgar M. Cullman and Louise B. Cullman; Susan R. Cullman and Lucy C. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman; Lucy C. Danziger is the wife of Frederick M. Danziger; and David M. Danziger is the son of Frederick M. Danziger and Lucy C. Danziger.

(3)
Included within the shares shown as beneficially owned by Edgar M. Cullman are 866,204 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by John L. Ernst are 411,321 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Frederick M. Danziger are 209,778 shares in which he holds shared investment and/or voting power. Included within the shares shown as beneficially owned by Edgar M. Cullman, Jr., are 715,146 shares in which he holds shared investment and/or voting power; included within the shares owned by Louise B. Cullman are 743,365 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Susan R. Cullman are 904,634 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Lucy C. Danziger are 728,358 shares in which she holds shared investment and/or voting power; and included within the shares shown as beneficially owned by David M. Danziger are 20,460 shares in which he holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Messrs. Edgar M. Cullman, Frederick M. Danziger, David M. Danziger and John L. Ernst disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares.

(4)
The address of B. Bros. Realty LLC ("B. Bros.") is 641 Lexington Avenue, New York, New York 10022. Susan R. Cullman and John L. Ernst are the managers of B. Bros.

(5)
Griffin has received a copy of Schedule 13D, as amended, as filed with the Securities and Exchange Commission by Gabelli Funds, Inc. et al, reporting ownership of these shares as of September 21, 2007. As reported in said Schedule 13D, the securities have been acquired by GGCP, Inc. and certain of its direct and indirect subsidiaries on behalf of their investment advisory clients. Griffin has been informed that no individual client of GGCP, Inc. et al, has ownership of more than 5% of Griffin's outstanding common stock.

(6)
Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

        Griffin reviews any relationships and transactions in which Griffin and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Griffin's corporate staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether Griffin or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to Griffin or a related person are disclosed in Griffin's Annual Report on Form 10-K and proxy statement.

        For the information of stockholders, attention is called to the following transactions between Griffin and other parties in which the persons mentioned below might have had a direct or indirect interest.

        Messrs. Edgar M. Cullman, and Frederick M. Danziger are members of the Board of Directors of Bloomingdale Properties, Inc. ("Bloomingdale Properties") of which other members of the Cullman & Ernst Group are associated. Real estate management and advisory services have been provided to Griffin by John Fletcher, an employee of Bloomingdale Properties, for which Mr. Fletcher receives compensation at a rate of approximately $50,000 per year.

        From December 1996 through April 2005, Edgar M. Cullman, the Chairman of Griffin, was also the Chairman of General Cigar Holdings, Inc. ("GC Holdings"), the successor to Culbro Corporation ("Culbro"). In addition, certain members of the Cullman & Ernst Group who may be deemed to beneficially own more than five percent of Griffin's common stock (see Item 12) also may be deemed to have beneficially owned more than five percent of the common stock of GC Holdings from December 1996 through April 2005.

        Prior to the distribution of the common stock of Griffin to Culbro stockholders in 1997 (the "Distribution"), Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), a wholly-owned subsidiary of GC Holdings, as lessee, entered into a ten year lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease was for approximately 500 acres of arable land held by Griffin for possible development in the long term, but was used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land was limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease expired on February 27, 2007 and was not renewed. In fiscal 2006 and fiscal 2005, General Cigar made rental payments of $48,000 and $117,000, respectively, to Griffin with respect to the Agricultural Lease.

        In 1997 subsequent to the distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a ten-year lease for approximately 40,000 square feet of office space in one of the buildings owned by Griffin in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). In fiscal 2007, fiscal 2006 and fiscal 2005 General Cigar made rental payments to Griffin of $483,000, $545,000 and $501,000, respectively, under the Commercial Lease. Management believes the rent paid by General Cigar to Griffin under the Commercial Lease approximated market rates at the time the lease was entered into. The Commercial Lease expired on November 30, 2007 and was not renewed.

Board Independence

        Under Nasdaq rules, an "independent director" of a company means a person who is not an officer or employee of the company or its subsidiaries and, in the opinion of the company's board of directors, does not have a relationship with the company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has determined that Messrs. Churchill, Jr., Israel, Plotkin and Stein qualify as independent directors under Nasdaq rules. All of the members of the Audit, Compensation and Nominating Committees are independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following is a summary of the fees incurred by Griffin from PricewaterhouseCoopers LLP for professional services rendered for fiscal 2007 and fiscal 2006:

	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit fees	$985,000	$1,060,000
Audit-related fees	21,000	21,000
Tax fees	87,000	72,000
All other	—	—

	$1,093,000	$1,153,000

        Audit fees consist of fees incurred for professional services rendered for the audit of Griffin's consolidated financial statements and for the review of Griffin's interim consolidated financial statements. Audit fees in fiscal 2007 include approximately $70,000 for final billings associated with the fiscal 2006 audit. Audit fees in fiscal 2006 include approximately $96,000 for final billings associated with the fiscal 2005 audit. Audit-related fees include fees incurred for professional services rendered for the audit of Griffin's 401(k) Savings Plan. Tax fees consist of fees incurred for professional services relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to PricewaterhouseCoopers LLP in fiscal 2007 and fiscal 2006.

        The Audit Committee's policy is to pre-approve all audit, audit-related and tax services to be provided by the independent registered public accountants. During fiscal 2007, Griffin's Audit Committee pre-approved all audit, audit-related and tax services. The Audit Committee has considered the non-audit services provided by PricewaterhouseCoopers LLP and determined that the services provided were compatible with maintaining the independence of PricewaterhouseCoopers LLP.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements of Griffin Land & Nurseries, Inc. See Item 8.
Consolidated Statements of Operations for the Fiscal Years Ended December 1, 2007, December 2, 2006 and December 3, 2005
Consolidated Balance Sheets as of December 1, 2007 and December 2, 2006
Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended December 1, 2007, December 2, 2006 and December 3, 2005
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 1, 2007, December 2, 2006 and December 3, 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a)(2)	Financial Statement Schedules
	II—Valuation and Qualifying Accounts and Reserves	S-1
	III—Real Estate and Accumulated Depreciation	S-2/S-3
(a)(3)	Exhibits

Exhibit No.	Description
2.1	Form of Distribution Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 14, 2008.

BY:	/s/ FREDERICK M. DANZIGER
Frederick M. Danziger
President and Chief Executive Officer
BY:	/s/ ANTHONY J. GALICI
Anthony J. Galici
Vice President, Chief Financial Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of February 14, 2008.

Name	Title

/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ EDGAR M. CULLMAN Edgar M. Cullman	Chairman of the Board and Director
/s/ DAVID M. DANZIGER David M. Danziger	Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Director, President and Chief Executive Officer
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ ALAN PLOTKIN Alan Plotkin	Director
/s/ DAVID F. STEIN David F. Stein	Director

Schedule II-Valuation and Qualifying Accounts and Reserves
(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For the fiscal year ended December 1, 2007
Reserves:
Uncollectible accounts—trade	$143	22	5	46	(1)	$124

Inventories	$1,208	729	16	1,186	(2)	$767

Valuation allowance on deferred tax asset	$192	—	—	—		$192

For the fiscal year ended December 2, 2006
Reserves:
Uncollectible accounts—trade	$311	87	12	267	(1)	$143

Inventories	$2,161	787	71	1,811	(2)	$1,208

Valuation allowance on deferred tax asset	$—	192	—	—		$192

For the fiscal year ended December 3, 2005
Reserves:
Uncollectible accounts—trade	$188	281	8	166	(1)	$311

Inventories	$649	3,078	20	1,586	(2)	$2,161

Investment in Linguaphone Group, Ltd.	$2,421	—	—	2,421		$—

Valuation allowance on deferred tax asset	$250	—	—	250		$—

Notes:

(1)
Accounts receivable written off or reclassified.

(2)
Inventories disposed.

Schedule III—Real Estate and Accumulated Depreciation
December 1, 2007
(dollars in thousands)

						Gross Amount at December 1, 2007
			Initial Cost		Cost Capitalized Subsequent to Acquisition Improvements
Description	Encumbrances		Land	Bldg. & Improve.		Land	Land Improvements	Bldg. & Bldg. Improvements	Tenant Improvements	Development Cost	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition	Depr. Life
Real Estate Held for Sale
Undeveloped Land	$—		$1,393	$—	$691	$1,393	$691	$—	$—	$—	$2,084	$—
Residential Development
Simsbury, CT	—		263	—	5,008	263	—	—	—	5,008	5,271	—
Residential Development
Suffield, CT	—		40	—	1,330	40	—	—	—	1,330	1,370
Other	—		—	—	465	—	—	—	—	465	465	—

Subtotal	—		1,696	—	7,494	1,696	691	—	—	6,803	9,190	—

Real Estate Held for Lease
Undeveloped Land	—		1,608	—	—	1,608	—	—	—	—	1,608	—
New England Tradeport
Windsor/E. Granby, CT
Development Costs	—		1,089	—	3,458	1,089	—	—	—	3,458	4,547	—
Industrial Buildings	7,585		8	—	4,258	8	466	3,563	227	2	4,266	(2,492)	1978		40 yrs.
Industrial Building	—	(a)	4	1,722	421	4	340	1,780	23	—	2,147	(1,261)	1982	1989	40 yrs.
Industrial Building	—	(a)	9	—	4,087	9	315	3,405	367	—	4,096	(1,389)	1998		40 yrs.
Industrial Building	6,983		12	—	8,127	12	338	5,077	2,712	—	8,139	(2,851)	1999		40 yrs.
Industrial Building	1,078	(a)	7	—	3,269	7	5	3,013	251	—	3,276	(725)	2001		40 yrs.
Industrial Building	20,721		13	—	5,584	13	18	4,938	628	—	5,597	(877)	2003		40 yrs.
Industrial Building	—	(a)	15	—	9,077	15	25	7,535	1,517	—	9,092	(1,147)	2005		40 yrs.
Industrial Building	—	(a)	16	—	7,535	16	1	6,823	711	—	7,551	(649)	2006		40 yrs.
Industrial Building	—		20	—	8,304	20	563	7,473	268	—	8,324	(21)	2007		40 yrs.
Industrial Building	—		12	—	6,625	12	437	5,982	206	—	6,637	(160)	2007		40 yrs.
Griffin Center
Windsor, CT
Undeveloped portion	—		403	—	899	403	—	—	—	899	1,302	—
Industrial Building	5,287		19	—	8,164	19	107	8,057	—	—	8,183	(1,382)	2001		40 yrs.
Restaurant Building	—		1	—	1,410	1	207	1,203	—	—	1,411	(1,004)	1983		40 yrs.
Office Building	—		17	—	5,817	17	420	4,246	1,151	—	5,834	(906)	2002		40 yrs.
Office Buildings	7,834		1,193	7,958	869	1,193	657	7,141	1,029	—	10,020	(2,325)	1982/1987	2003	40 yrs.
Griffin Center South
Bloomfield, CT
Undeveloped portion	—		42	—	214	42	—	—	—	214	256	—
Office Building	—		5	—	3,653	5	566	2,648	437	2	3,658	(2,058)	1977		40 yrs.
Office Building	—		4	—	1,998	4	263	1,735	—	—	2,002	(1,156)	1985		40 yrs.
Office Building	—		2	—	1,914	2	376	1,384	154	—	1,916	(968)	1988		40 yrs.
Office Building	—		2	—	1,640	2	189	1,325	126	—	1,642	(845)	1989		40 yrs.
Industrial Building	—		1	—	742	1	83	659	—	—	743	(409)	1988		40 yrs.
Office Buildings	—		10	—	3,327	10	143	3,086	98	—	3,337	(1,349)	1991		40 yrs.
Office Building	—		9	—	3,394	9	4	3,113	156	121	3,403	(545)	2001		40 yrs.
Manchester, CT
Industrial Building	—		1,876	11,855	25	1,876	4	11,855	—	21	13,756	(468)	1981	2006	40 yrs.
Bloomfield, CT
Industrial Building	—		1,294	1,264	—	1,294	72	1,126	66	—	2,558	(4)	1997	2007	40 yrs.
Other	—		41	—	1,158	41	1,158	—	—	—	1,199	(1,055)

Subtotal	49,488		7,732	22,799	95,969	7,732	6,757	97,167	10,127	4,717	126,500	(26,046)

	$49,488		$9,428	$22,799	$103,463	$9,428	$7,448	$97,167	$10,127	$11,520	$135,690	$(26,046)

(a) Building included in above mortgage.

Schedule III—Real Estate and Accumulated Depreciation (continued)

(dollars in thousands)

Fiscal year ended December 1, 2007

	Cost	Reserve
Balance at beginning of year	$123,868	$(22,324)
Changes during the year:
Additions to real estate assets	13,989	—
Additions to reserve charged to costs and expense	—	(3,943)
Cost of sales	(2,167)	221

Balance at end of year	$135,690	$(26,046)

Fiscal year ended December 2, 2006

	Cost	Reserve
Balance at beginning of year	$99,005	$(19,990)
Changes during the year:
Additions to real estate assets	27,656	—
Additions to reserve charged to costs and expense	—	(3,529)
Cost of sales	(2,793)	1,195

Balance at end of year	$123,868	$(22,324)

Fiscal year ended December 3, 2005

	Cost	Reserve
Balance at beginning of year	$83,853	$(17,564)
Changes during the year:
Additions to real estate assets	16,121	—
Additions to reserve charged to costs and expense	—	(2,788)
Cost of sales	(969)	362

Balance at end of year	$99,005	$(19,990)

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
Real Estate Held For Development or Sale
Nursery Real Estate
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Market Information
Issuer Purchases of Equity Securities
Dividend Policy
Securities Authorized For Issuance Under Equity Compensation Plans
Stock Performance Graph
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Operations (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Balance Sheets (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Changes in Stockholders' Equity For the Fiscal Years Ended December 1, 2007, December 2, 2006 and December 3, 2005 (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Cash Flows (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Notes to Consolidated Financial Statements (dollars in thousands unless otherwise noted, except per share data)
Report of Independent Registered Public Accounting Firm
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
COMPENSATION COMMITTEE REPORT
EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Schedule II-Valuation and Qualifying Accounts and Reserves (dollars in thousands)
Schedule III—Real Estate and Accumulated Depreciation (continued) (dollars in thousands)
Fiscal year ended December 1, 2007
Fiscal year ended December 2, 2006
Fiscal year ended December 3, 2005