Form 10-Q
period 2008-03-01
GRIFFIN LAND & NURSERIES INC
filed 2008-04-10
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 1, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Number of shares of Common Stock outstanding at March 28, 2008: 5,036,549

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 Weeks Ended March 1, 2008 and March 3, 2007	3

		Consolidated Balance Sheets (unaudited)
		March 1, 2008 and December 1, 2007	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		13 Weeks Ended March 1, 2008 and March 3, 2007	5

		Consolidated Statements of Cash Flows (unaudited)
		13 Weeks Ended March 1, 2008 and March 3, 2007	6

		Notes to Consolidated Financial Statements (unaudited)	7-17

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	18-25

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	25

	ITEM 4	Controls and Procedures	26

PART II -		OTHER INFORMATION

	ITEM 1	Legal Proceedings	26-27

	ITEM 1A	Risk Factors	27

	ITEMS 2-4	Not Applicable

	ITEM 5	Other Information	27

	ITEM 6	Exhibits	27-29

		SIGNATURES	30

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,
	March 1, 2008	March 3, 2007
Landscape nursery net sales	$424	$567
Rental revenue and property sales	4,057	4,019
Total revenue	4,481	4,586

Costs of landscape nursery sales	438	625
Costs related to rental revenue and property sales	3,471	2,772
Total costs of goods sold and costs related to rental revenue and property sales	3,909	3,397

Gross profit	572	1,189

Selling, general and administrative expenses	2,709	2,938
Operating loss	(2,137)	(1,749)
Interest expense	(849)	(738)
Investment income	383	427
Loss before income tax benefit	(2,603)	(2,060)
Income tax benefit	(994)	(772)
Net loss	$(1,609)	$(1,288)

Basic net loss per common share	$(0.32)	$(0.25)

Diluted net loss per common share	$(0.32)	$(0.25)

See Notes to Consolidated Financial Statements.

Griffin  Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	March 1, 2008	December 1, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,485	$11,120
Short-term investments, net	21,511	22,875
Accounts receivable, less allowance of $106 and $124	1,394	2,222
Inventories, net	35,489	30,374
Deferred income taxes	1,292	1,384
Other current assets	3,899	3,640
Total current assets	69,070	71,615
Real estate held for sale or lease, net	109,705	109,644
Investment in Centaur Media, plc	9,207	10,308
Property and equipment, net	8,092	8,270
Other assets	7,158	6,966
Total assets	$203,232	$206,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,249	$1,239
Accounts payable and accrued liabilities	6,606	5,694
Deferred revenue	2,452	3,141
Total current liabilities	10,307	10,074
Long-term debt	48,164	48,456
Deferred income taxes	4,343	4,987
Other noncurrent liabilities	4,301	4,383
Total liabilities	67,115	67,900

Commitments and contingencies (Note 8)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,321,232 shares issued and 5,092,649 shares
outstanding	53	53
Additional paid-in capital	101,750	101,703
Retained earnings	38,081	40,199
Accumulated other comprehensive income, net of tax	4,287	5,002
Treasury stock, at cost, 228,583 shares	(8,054)	(8,054)
Total stockholders' equity	136,117	138,903
Total liabilities and stockholders' equity	$203,232	$206,803

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Thirteen Weeks Ended March 1, 2008 and March 3, 2007
(dollars in thousands)
(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Loss
Balance at Dec. 2, 2006	5,177,709	$52	$98,549	$32,377	$9,942	$(1,306)	$139,614

Stock-based compensation	-	-	37	-	-	-	37
expense

Net loss	-	-	-	(1,288)	-	-	(1,288)	$(1,288)

Other comprehensive loss,
from Centaur Media, plc,
net of tax	-	-	-	-	(220)	-	(220)	(220)

Balance at Mar. 3, 2007	5,177,709	$52	$98,586	$31,089	$9,722	$(1,306)	$138,143	$(1,508)

Balance at Dec. 1, 2007	5,321,232	$53	$101,703	$40,199	$5,002	$(8,054)	$138,903

Stock-based compensation
expense	-	-	47	-	-	-	47

Dividend declared	-	-	-	(509)	-	-	(509)

Net loss	-	-	-	(1,609)	-	-	(1,609)	$(1,609)

Other comprehensive loss,
from Centaur Media, plc,
net of tax	-	-	-	-	(715)	-	(715)	(715)

Balance at Mar. 1, 2008	5,321,232	$53	$101,750	$38,081	$4,287	$(8,054)	$136,117	$(2,324)

		See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 13 Weeks Ended,
	March 1, 2008	March 3, 2007
Operating activities:
Net loss	$(1,609)	$(1,288)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,580	1,413
Gain on sales of properties	(330)	(486)
Deferred income taxes	(166)	(363)
Change in unrealized gains on trading securities	(145)	171
Stock-based compensation expense	47	37
Provision for bad debts	(19)	(34)
Amortization of debt issuance costs	25	25
Changes in assets and liabilities:
Short-term investments	1,509	7,140
Accounts receivable	847	917
Inventories	(5,115)	(4,566)
Other current assets	(259)	407
Accounts payable and accrued liabilities	1,086	(146)
Deferred revenue	(339)	(99)
Other noncurrent assets and noncurrent liabilities, net	(351)	(663)
Net cash (used in) provided by operating activities	(3,239)	2,465

Investing activities:
Additions to real estate held for sale or lease	(1,414)	(2,848)
Additions to property and equipment	(165)	(174)
Proceeds from sales of properties, net of expenses	-	449
Net cash used in investing activities	(1,579)	(2,573)

Financing activities:
Dividend paid to shareholders	(509)	-
Payments of debt	(308)	(275)
Net cash used in financing activities	(817)	(275)
Net decrease in cash and cash equivalents	(5,635)	(383)
Cash and cash equivalents at beginning of period	11,120	2,265
Cash and cash equivalents at end of period	$5,485	$1,882

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands unless otherwise noted, except per share data)
(unaudited)

1.      Basis of Presentation

The accompanying unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). The accompanying financial statements have also been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the fiscal year ended December 1, 2007 included in Griffin’s Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.  The consolidated balance sheet data as of December 1, 2007 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the thirteen weeks ended March 1, 2008 (the “2008 first quarter”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended March 3, 2007 is referred to herein as the “2007 first quarter.”

2.   Recent Accounting Pronouncements

Effective December 2, 2007, Griffin adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Specifically, FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In connection with the adoption of FIN No. 48, Griffin has analyzed its federal and significant state filing positions.  Griffin’s federal income tax returns for fiscal 2004 through fiscal 2006 are currently under examination by the Internal Revenue Service.  The periods subject to examination for Griffin’s significant state return, which is Connecticut, are fiscal 2004 through fiscal 2006.  Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that will result in a material change on its financial statements.  As a result, no accrual for uncertain income tax positions has been recorded pursuant to FIN No. 48 nor was there a cumulative effect related to adopting FIN No. 48.

Griffin’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

 Effective December 2, 2007, Griffin adopted SFAS No. 157, “Fair Value Measurements.”  This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements but provides guidance in determining fair value measurements previously used in the preparation of financial statements.  The amounts included on Griffin’s consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments.  Griffin’s short-term investments and its available-for-sale securities are reported at fair value on Griffin’s consolidated balance sheet.  The fair value of Griffin’s short-term investments and available-for-sale securities are based on quoted prices in active markets for identical assets (Level 1).  Griffin was not required to use significant other observable inputs (Level 2) or significant unobservable inputs (Level 3) in determining the fair value of its short-term investments and available-for-sale securities.

Effective December 2, 2007, Griffin adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This new standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings.  SFAS No. 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included under existing pronouncements.  Griffin did not elect to report any additional assets or liabilities at fair value that were not already being reported at fair value.

3.      Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,
	March 1, 2008	March 3, 2007
Total revenue:
Landscape nursery net sales	$424	$567
Rental revenue and property sales	4,057	4,019
	$4,481	$4,586
Operating profit (loss):
Landscape nursery	$(971)	$(1,001)
Real estate	(68)	546
Industry segment totals	(1,039)	(455)
General corporate expense	(1,098)	(1,294)
Operating loss	(2,137)	(1,749)
Interest expense	(849)	(738)
Investment income	383	427
Loss before income tax benefit	$(2,603)	$(2,060)

Identifiable assets:	March 1, 2008	December 1, 2007
Landscape nursery	$44,782	$42,107
Real estate	118,594	118,121
Industry segment totals	163,376	160,228
General corporate (consists primarily of investments)	39,856	46,575
Total assets	$203,232	$206,803

Revenue of the real estate segment in the 2008 first quarter and 2007 first quarter includes property sales revenue of $421 and $520, respectively.

4.      Long-Term Debt

Long-term debt includes:
	March 1, 2008	December 1, 2007
Nonrecourse mortgages:
8.54%, due July 1, 2009	$7,561	$7,585
6.08%, due January 1, 2013	7,786	7,834
6.30%, due May 1, 2014	1,044	1,078
5.73%, due July 1, 2015	20,646	20,721
8.13%, due April 1, 2016	5,232	5,287
7.0%, due October 1, 2017	6,943	6,983
Total nonrecourse mortgages	49,212	49,488
Capital leases	201	207
Total	49,413	49,695
Less: current portion	(1,249)	(1,239)
Total long-term debt	$48,164	$48,456

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

Stock options issued will expire ten years from the grant date.  Stock options issued to independent directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to independent directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at March 1, 2008 may be exercised as stock appreciation rights.

There were 25,000 stock options granted during the 2008 first quarter.  No stock options were granted during the 2007 first quarter.  The fair value of the stock options granted during the 2008 first quarter was estimated as of the grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted were as follows:

Expected volatility	41.1%
Risk free interest rate	3.49%
Expected option term	7 years
Annual divided yield	$0.40

Included in Griffin's stock-based compensation expense in the 2007 first quarter are the costs related to the unvested portion of certain stock option grants made prior to Griffin’s adoption of SFAS No. 123(R) effective at the beginning of fiscal 2006.  All of Griffin’s stock-based compensation expense in the 2008 first quarter related to the unvested portion of options granted subsequent to Griffin’s adoption of SFAS No. 123(R).

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 13 Weeks Ended,
	March 1, 2008		March 3, 2007
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning and
end of period	218,378	$14.13	347,300	$13.84

Range of Exercise Prices for Vested Options	Outstanding at March 1, 2008	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value
$9.00-$18.00	204,892	$13.40	1.8	$1,091
Over $24.00	13,486	$25.21	6.7	154
	218,378	$14.13	2.1	$1,245

	For the 13 Weeks Ended,
	March 1, 2008		March 3, 2007
Unvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Unvested at beginning of period	18,348	$32.62	28,741	$25.27
Granted	25,000	$34.04	-	$-
Unvested at end of period	43,348	$33.44	28,741	$25.27

Range of Exercise Prices for Unvested Options	Outstanding at March 1, 2008	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value
Over $24.00	43,348	$33.44	9.3	$702

Number of option holders at March 1, 2008	20

Compensation expense for unvested stock options recognized in the 2008 first quarter and the 2007 first quarter was $47 and $37, respectively, with related tax benefits of $14 and $10, respectively.

None of Griffin’s stock options became exercisable during the 2008 first quarter.  As of March 1, 2008, the unrecognized compensation expense related to unvested stock options that will be recognized during future periods is as follows:

Fiscal 2008	$ 136
Fiscal 2009	$ 140
Fiscal 2010	$ 109
Fiscal 2011	$ 64
Fiscal 2012	$ 27
Fiscal 2013	$ 2

6.      Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,
	March 1, 2008	March 3, 2007

Net loss as reported for computation
of basic and diluted per share results	$(1,609)	$(1,288)

Weighted average shares outstanding for
computation of basic and diluted
per share results (a)	5,093,000	5,133,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  The incremental shares from the assumed exercise of stock options in the 2008 first quarter and 2007 first quarter would have been 96,000 and 151,000, respectively.

7.      Supplemental Financial Statement Information

Cash Dividend

In the 2008 first quarter, Griffin declared a cash dividend of $0.10 per common share for holders of record as of the close of business on February 22, 2008 payable on March 5, 2008. There were no dividends declared in the 2007 first quarter.

Short-Term Investments

Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities.”   Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet dates, and net realized and unrealized gains and losses on those investments are included in Griffin’s pretax loss.  At March 1, 2008 and December 1, 2007, $0.2 million and $0.4 million, respectively, of Griffin’s short-term investments were being used as security for letters of credit of Griffin Land.  The composition of short-term investments at March 1, 2008 and December 1, 2007 is as follows:

	March 1, 2008		December 1, 2007
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$21,091	$21,277	$10,930	$10,970
Certificates of deposit	234	234	454	454
Federal agency coupon notes	-	-	11,450	11,451
Total short-term investments	$21,325	$21,511	$22,834	$22,875

Income from cash equivalents and short-term investments in the 2008 first quarter and 2007 first quarter consist of:

	For the 13 Weeks Ended,
	March 1, 2008	March 3, 2007

Interest and dividend income	$37	$29
Net realized gains on the sales of short-term investments	201	569
Changes in unrealized gains on short-term investments	145	(171)
	$383	$427

Deferred Revenue on Land Sale

In fiscal 2006, Griffin sold 130 acres of undeveloped land in the New England Tradeport (“Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut, for cash proceeds of $13.0 million.  As provided under the contract for the sale of that land and under the State Traffic Commission Certificate covering the area in Tradeport located in Windsor, certain improvements to existing roads were required.  The cost of these improvements is the responsibility of Griffin, however a portion of the costs will either be reimbursed from the purchaser of the land or performed by the town.  As a result of Griffin’s continuing involvement with the required improvements to the existing roads, this land sale was accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required improvements to existing roads. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.

As of March 1, 2008, approximately 88% of the total costs related to this transaction had been incurred, therefore, from the date of the transaction through March 1, 2008, 88% of the total revenue and pretax gain on the sale have been recognized in Griffin’s statements of operations.  Griffin’s consolidated statements of operations for the 2008 first quarter and 2007 first quarter include revenue of $0.4 million and less than $0.1 million, respectively, and a pretax gain of $0.3 million and less than $0.1 million, respectively, from this land sale.  The balance of the revenue and the pretax gain on the sale is expected to be recognized during fiscal 2008 because the required roadwork improvements are expected to be completed this year.  Included on Griffin’s consolidated balance sheet as of March 1, 2008 is deferred revenue of approximately $1.5 million applicable to this transaction.  Including the approximately $9.0 million pretax gain on the sale recognized from the time the land sale closed in fiscal 2006 through March 1, 2008, the total pretax gain on this transaction is expected to be approximately $10.2 million after all revenue is recognized and all costs incurred.  While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, increases or decreases in future costs over current estimated amounts would reduce or increase the gain recognized in future periods.

Accumulated Other Comprehensive Income

As of March 1, 2008, Griffin owns 5,277,150 shares in Centaur Media, plc (“Centaur Media”).  Griffin’s investment in Centaur Media is accounted for as an available-for-sale security under SFAS No. 115 “Accounting for Investments.”  Accordingly, the investment in Centaur Media is carried at its fair value on Griffin’s consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income.  Upon Griffin’s sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that are sold during the time Griffin held those shares would be reclassified from accumulated other comprehensive income and included in Griffin’s consolidated statement of operations.

Changes in accumulated other comprehensive income in the 2008 first quarter and 2007 first quarter consist of the following:

	For the 13 Weeks Ended,
	March 1, 2008	March 3, 2007

Balance at beginning of period	$5,002	$9,942
Decrease in fair value of Centaur Media, net of taxes of ($276)	(511)	-
Decrease in fair value of Centaur Media, due to exchange loss,
net of taxes of ($110) and ($120), respectively	(204)	(220)
Balance at end of period	$4,287	$9,722

Supplemental Cash Flow Information

The decreases of $1,101 and $340 in the 2008 first quarter and 2007 first quarter in Griffin’s Investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at March 1, 2008 and December 1, 2007 were $1,122 and $1,296, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease decreased by $174 and $381 in the 2008 and 2007 first quarters, respectively.

As of March 1, 2008, included in Griffin’s accrued liabilities is a dividend payable of $509 reflecting a dividend on Griffin’s common stock declared prior to the end of the 2008 first quarter, to be paid subsequent to the end of Griffin’s 2008 first quarter.  As of December 1, 2007, Griffin’s accrued liabilities also included $509 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2007 and paid in the 2008 first quarter.

Deferred revenue related to the Walgreen land sale that closed in fiscal 2006 decreased by $0.4 million and less than $0.1 million in the 2008 first quarter and the 2007 first quarter, respectively.  That transaction is being accounted for using the percentage of completion method.  Griffin received the cash proceeds from that transaction in fiscal 2006.

Interest payments, net of capitalized interest, were $829 and $621 in the 2008 first quarter and 2007 first quarter, respectively.

Inventories

Inventories consist of:
	March 1, 2008	December 1, 2007

Nursery stock	$32,685	$29,228
Materials and supplies	3,563	1,913
	36,248	31,141
Reserves	(759)	(767)
	$35,489	$30,374

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	March 1, 2008	December 1, 2007
Land		$674	$674
Land improvements	10 to 20 years	5,550	5,550
Buildings and improvements	10 to 40 years	3,060	3,060
Machinery and equipment	3 to 20 years	17,538	17,381
		26,822	26,665
Accumulated depreciation		(18,730)	(18,395)
		$8,092	$8,270

Griffin incurred new capital lease obligations of $26 and $29, respectively, in the 2008 first quarter and the 2007 first quarter.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		March 1, 2008
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,696	$7,780	$9,476
Land improvements	10 to 30 years	691	6,758	7,449
Buildings and improvements	10 to 40 years	-	97,205	97,205
Tenant improvements	Shorter of useful life or terms of related lease	-	10,147	10,147
Development costs		6,936	5,626	12,562
		9,323	127,516	136,839
Accumulated depreciation		-	(27,134)	(27,134)
		$9,323	$100,382	$109,705

		December 1, 2007
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,696	$7,732	$9,428
Land improvements	10 to 30 years	691	6,757	7,448
Buildings and improvements	10 to 40 years	-	97,167	97,167
Tenant improvements	Shorter of useful life or terms of related lease	-	10,127	10,127
Development costs		6,803	4,717	11,520
		9,190	126,500	135,690
Accumulated depreciation		-	(26,046)	(26,046)
		$9,190	$100,454	$109,644

Income Taxes

Griffin’s effective income tax benefit rate was 38.2% in the 2008 first quarter as compared to 37.5% in the 2007 first quarter.  The effective tax rate used in the 2008 first quarter is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

The 2008 first quarter and the 2007 first quarter included decreases to deferred income tax liabilities of $386 and $120, respectively, related to the mark to market adjustments on Griffin’s investment in Centaur Media.  These decreases to deferred income tax liabilities are included as credits in Griffin’s other comprehensive loss for the 2008 and 2007 first quarters.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Griffin's postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets.  Griffin's contributions to its postretirement benefits program in the 2008 first quarter and 2007 first quarter were $2 and $3, respectively, with an expected contribution of $18 for the fiscal 2008 full year.  The components of Griffin's postretirement benefits expense are immaterial for all periods presented.

8.      Commitments and Contingencies

As of March 1, 2008, Griffin had committed purchase obligations of $4.2 million, principally for Griffin Land’s construction of the shell of a new industrial building in Tradeport, site work for additional industrial buildings in Tradeport and required infrastructure improvements at Tradeport.  The infrastructure improvements are required by the Connecticut State Traffic Commission in connection with an increase in the permitted square feet of construction in the portion of Tradeport located in Windsor, Connecticut.

As of March 1, 2008, there were two collateralized letters of credit outstanding, aggregating approximately $0.2 million, issued by Griffin Land in favor of the towns of Suffield and Windsor,

Connecticut that ensures Griffin Land’s performance in completing certain infrastructure for Griffin Land’s residential development, Stratton Farms and certain road improvements at New England Tradeport.  The letters of credit are collateralized by short-term investments of $0.2 million.

As of March 1, 2008, Griffin is authorized by its Board of Directors to repurchase, from time to time, up to 137,100 shares of its outstanding common stock through private transactions.  The program to repurchase common stock expires on December 31, 2008, does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion.  Based on the market price of its common stock as of March 1, 2008, if the total authorized number of shares are repurchased, Griffin would expend approximately $4.6 million.  Griffin did not repurchase any of its common stock in the 2008 first quarter.  Subsequent to the end of the 2008 first quarter, Griffin repurchased 56,100 shares of its common stock for approximately $1.9 million.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material, individually or in the aggregate, to Griffin’s consolidated financial position, results of operations or cash flows.

9.  Subsequent Event

Subsequent to the end of the 2008 first quarter, Griffin Land and the town of Simsbury, Connecticut, executed settlement agreements for litigation related to Meadowood, Griffin Land’s proposed residential development.  The terms of the settlement agreements, previously approved by Simsbury’s land use commissions, allow up to 299 homes to be built, require Griffin Land to perform certain remediation measures on the land and enable the town to acquire, subject to certain approvals, a portion of the Meadowood land for town open space.  The agreements must be approved by the Connecticut Superior Court, which will consider each commission’s agreement at a public hearing.  If approved by the Court, as Griffin Land expects, the previously filed lawsuits would be withdrawn, with no further litigation between the parties on this matter.  Development of Meadowood remains subject to receiving certain environmental approvals from government agencies, which Griffin Land will be seeking to obtain this year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated financial statements of Griffin include the accounts of Griffin’s subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and Griffin’s Connecticut and Massachusetts based real estate business (“Griffin Land”).

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended December 1, 2007 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.  In the thirteen weeks ended March 1, 2008, Griffin adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The adoption of these new pronouncements did not have a material effect on Griffin’s financial statements.

The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported.  Actual results could differ from those estimates.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen weeks ended March 1, 2008 are consistent with those used by Griffin in preparation of its fiscal 2007 financial statements.

Summary

Griffin’s net loss for the thirteen weeks ended March 1, 2008 (the “2008 first quarter”) increased over the net loss for the thirteen weeks ended March 3, 2007 (the “2007 first quarter”).  The higher net loss principally reflects lower operating results at Griffin Land in the 2008 first quarter as compared to the 2007 first quarter.  The lower operating results at Griffin Land were due to lower results from its leasing operations and a decrease in profit on property sales.  The decrease in operating results at Griffin Land was partially offset by lower general corporate expense in the 2008 first quarter as compared to the 2007 first quarter. The 2008 first quarter operating loss at Imperial was substantially unchanged from its 2007 first quarter operating loss.  Imperial historically incurs an operating loss in the first quarter due to the highly seasonal nature of its landscape nursery business.

Results of Operations

Thirteen Weeks Ended March 1, 2008 Compared to the Thirteen Weeks Ended March 3, 2007

Griffin’s consolidated total revenue decreased from $4.6 million in the 2007 first quarter to $4.5 million in the 2008 first quarter.  The decrease of approximately $0.1 million reflects an approximately $0.1 million decrease in revenue at Imperial, while total revenue at Griffin Land was substantially unchanged.

Although total revenue at Griffin Land was substantially unchanged, revenue from its leasing operations increased approximately $0.1 million and revenue from property sales decreased approximately $0.1 million. The increase in revenue from leasing operations reflects $0.2 million of rental revenue from leases in two new buildings that came on line after the 2007 first quarter and a lease in a building acquired in the 2007 fourth quarter, partially offset by lower revenue from utility billings to certain tenants in the current year.  Property sales occur periodically and changes in revenue from year to year from these transactions are not indicative of any trends in the real estate business.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of March 1, 2008	2,016,000	1,331,000	66%
As of December 1, 2007	2,016,000	1,322,000	66%
As of March 3, 2007	1,837,000	1,241,000	68%

The increase in total square footage of approximately 179,000 square feet from the end of the 2007 first quarter to the end of the 2008 first quarter principally reflects an approximate 148,000 square foot industrial building that was constructed and placed in service during fiscal 2007 and an approximate 31,000 square foot warehouse building acquired near the end of fiscal 2007.  The increase in square footage leased during the 2008 first quarter reflects the lease of previously vacant space in one of Griffin Land’s flex buildings partially offset by the expiration of a small lease for office space that was not renewed.  Also during the 2008 first quarter, Griffin Land entered into a lease for approximately 58,000 square feet with a tenant that currently leases approximately 22,000 square feet in one of Griffin Land’s Tradeport industrial buildings.  The new lease will be for space in a new approximate 100,000 square foot industrial building that Griffin Land started construction on in the 2008 first quarter and is expected to be completed in the 2008 third quarter.  Market activity for warehouse and industrial space in the area where Griffin’s properties are located softened in the second half of 2007, as evidenced by a decline in inquiries from prospective tenants, and has not yet shown signs of a significant recovery.  The market for office space in the area where Griffin’s office properties are located continues to be weak.

Net sales and other revenue at Imperial decreased from $0.6 million in the 2007 first quarter to $0.4 million in the 2008 first quarter.  Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring.  A decrease in net sales during the first quarter is not significant because sales in the winter months that comprise the first quarter (December through February) are not significant when compared to the full year’s net sales.  Over the past three years, Imperial’s first quarter net sales accounted for less than 3% of Imperial’s full year net sales in each of those years.

Griffin incurred a consolidated operating loss, including general corporate expense, of $2.1 million in the 2008 first quarter as compared to a consolidated operating loss, including general corporate expense, of $1.7 million in the 2007 first quarter.  The higher operating loss in the 2008 first quarter principally reflects a decrease of approximately $0.6 million in the operating results of Griffin Land partially offset by a $0.2 million decrease in general corporate expense.  The operating loss at Imperial was substantially unchanged in the 2008 first quarter as compared to the 2007 first quarter.

 Operating results at Griffin Land in the 2008 and 2007 first quarters were as follows:

	2008	2007
	First Qtr.	First Qtr.
	(amounts in thousands)
Rental revenue	$3,636	$3,499
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(2,153)	(1,666)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	1,483	1,833
Revenue from property sales	421	520
Costs related to property sales	(91)	(34)
Gain from property sales	330	486
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	1,813	2,319
General and administrative expenses excluding depreciation
and amortization expense (a)	(645)	(691)
Profit before depreciation and amortization expense	1,168	1,628
Depreciation and amortization expense related to costs of
rental revenue	(1,227)	(1,072)
Depreciation and amortization expense - other	(9)	(10)
Operating (loss) profit	$(68)	$546

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United State of America.  They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.  The aggregate of costs related to rental revenue excluding depreciation and amortization expense, costs related to property sales and depreciation and amortization expense related to costs of rental revenue is the costs related to rental revenue and property sales as reported on the consolidated statements of operations.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense decreased by approximately $0.4 million in the 2008 first quarter as compared to the 2007 first quarter.  The decrease reflects higher costs related to rental revenue excluding depreciation and amortization expense that more than offset the increase in rental revenue.  The increase in costs related to rental revenue excluding depreciation and amortization expense reflected an increase in building operating expenses of $0.5 million in the 2008 first quarter as compared to the 2007 first quarter. The increase in building operating expenses reflects $0.3 million of building operating expenses included in the 2008 first quarter for buildings either constructed or purchased after the 2007 first quarter, and an increase of $0.2 million for other operating expenses in all buildings in the 2008 first quarter versus the 2007 first quarter.  The increase in other operating expenses was due principally to snow removal costs.

Revenue and profit from property sales in the 2008 first quarter reflected the recognition of previously deferred revenue and profit from the land sale to Walgreen that closed in fiscal 2006.  There were no property sales completed in the 2008 first quarter.  Property sales in the 2007 first quarter principally reflected a sale of commercial land for $0.3 million and the sale of a residential lot for $0.1 million.  Each of the land parcels sold had a low cost basis, therefore, the aggregate gain on these land sales was approximately $0.4 million.  Property sales revenue in the 2007 first quarter also included the recognition of a small amount (less than $0.1 million) of revenue and profit that was previously deferred from the 2006 sale of undeveloped land in Tradeport to Walgreen.

Griffin Land’s general and administrative expenses were slightly lower in the 2008 first quarter as compared to the 2007 first quarter.  Depreciation and amortization expense at Griffin Land increased from $1.1 million in the 2007 first quarter to $1.2 million in the 2008 first quarter.  The increase reflects $0.1 million of depreciation expense on facilities constructed and purchased after the 2007 first quarter, therefore, there was no depreciation expense on these facilities in the 2007 first quarter.

Imperial’s operating loss was substantially unchanged in the 2008 first quarter as compared to the 2007 first quarter, as follows:

	2008	2007
	First Qtr.	First Qtr.
	(amounts in thousands)
Net sales and other revenue	$424	$567
Cost of goods sold	438	625
Gross loss	(14)	(58)
Selling, general and administrative expenses	(957)	(943)
Operating loss	$(971)	$(1,001)

Due to the seasonality of the landscape nursery business, Imperial historically incurs a first quarter operating loss.  As previously noted, Imperial’s first quarter net sales are not significant to their total net sales for the year.  Selling, general and administrative expenses were substantially unchanged in the 2008 first quarter as compared to the 2007 first quarter.

Imperial’s fiscal 2008 results may be negatively affected by the recent increase in fuel costs, which is expected to increase Imperial’s delivery costs.  Imperial may not be able to pass on all or some of the delivery cost increases to customers.  In addition, the weakened economy and housing slowdown may also negatively impact Imperial’s net sales and operating results.  The carryover effect of the 2007 drought in the Southeastern states may continue to depress sales of landscape nursery product in that area during fiscal 2008.

Griffin’s general corporate expense was $1.1 million in the 2008 first quarter as compared to $1.3 million in the 2007 first quarter.  The decrease in general corporate expense principally reflects the inclusion in the 2007 first quarter of $0.3 million of costs related to litigation against Griffin.  That litigation was subsequently settled later in that year.  Partially offsetting the decrease in litigation expense was higher payroll expense, due to an increase in headcount.

Griffin’s consolidated interest expense increased from $0.7 million in the 2007 first quarter to $0.8 million in the 2008 first quarter.  Although the amount of interest paid was substantially the same in the 2008 first quarter as compared to the 2007 first quarter, interest expense increased due to less interest capitalized in the 2008 first quarter as compared to the 2007 first quarter.  The lower amount of interest capitalized reflects a higher volume of construction activity in the 2007 first quarter than the 2008 first quarter.  Griffin’s average outstanding debt was $49.6 million in the 2008 first quarter as compared to $51.7 million in the 2007 first quarter.

Griffin reported investment income of $0.4 million in both the 2008 and 2007 first quarters.  An increase in the investment returns in the current quarter was substantially offset by, on average, a lower amount of short-term investments in the 2008 first quarter as compared to the 2007 first quarter.

Griffin’s effective income tax rate was 38.2% in the 2008 first quarter as compared to 37.5% in the 2007 first quarter.  The effective tax rate reflects a 35% federal tax rate with the balance attributed to state taxes.  The effective tax rate used in the 2008 first quarter is based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash used in operating activities was $3.2 million in the 2008 first quarter as compared to net cash provided by operating activities of $2.5 million in the 2007 first quarter.  Net cash used in operating activities in the 2008 first quarter includes $1.5 million of cash generated from a reduction of short-term investments as compared to $7.1 million of cash generated from a reduction of short-term investments in the 2007 first quarter.  Excluding these items in each period, Griffin had net cash used in operating activities of $4.7 million in both the 2008 and 2007 first quarters.  The effect on cash of the greater net loss in the 2008 first quarter, a greater increase in inventories and an unfavorable change in other current assets in the 2008 first quarter as compared to the 2007 first quarter was offset by a favorable change in accounts payable and accrued liabilities.  The greater increase in inventories principally reflects the timing of purchases by Imperial.  The unfavorable change in other current assets reflects a higher income tax receivable recorded in the current period.  The favorable change in accounts payable and accrued liabilities is related to the inventory purchases by Imperial and the timing of payments.

In the 2008 first quarter, Griffin had net cash of $1.6 million used in investing activities as compared to net cash of $2.6 million used in investing activities in the 2007 first quarter.  The net cash used in investing activities in the 2008 first quarter includes additions to Griffin Land’s real estate assets of $1.4 million, principally reflecting tenant improvements related to new leases.  Additions to property and equipment, principally for Imperial, were $0.2 million in the 2008 first quarter, principally to replace equipment used in Imperial’s farming operations.

Net cash used in financing activities was $0.8 million in the 2008 first quarter as compared to $0.3 million in the 2007 first quarter.  The net cash used in financing activities in the 2008 first quarter reflects a $0.5 million dividend payment on Griffin’s common stock and $0.3 million for payments of principal on Griffin Land’s nonrecourse mortgages and payments of capital lease obligations.

In fiscal 2007, Griffin’s Board of Directors authorized a program to repurchase, from time to time, outstanding shares of Griffin common stock.  The program to repurchase does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion.  The program expires on December 31, 2008.  Griffin did not repurchase any common stock in the 2008 first quarter, and as of March 1, 2008, Griffin was authorized to repurchase 137,100 shares of its common stock.  Subsequent to the end of the 2008 first quarter, Griffin repurchased 56,100 shares of its common stock for approximately $1.9 million.

In the near-term, Griffin plans to continue to invest in its real estate business.  Near the end of the 2008 first quarter, Griffin Land started construction, on speculation, on the shell of a 100,000 square foot industrial building in Tradeport.  A lease for approximately 58,000 square feet of this new building was signed prior to the start of construction.  As a result of an increase in material costs, the construction cost of this new building will be higher than the cost of construction on the Tradeport buildings previously developed by Griffin Land.  Through the balance of fiscal 2008, Griffin Land will complete construction of the new Tradeport building, expected to be completed at the end of the third quarter, and expects to incur expenditures for tenant improvements as leases are completed.  Griffin Land will also continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.

Subsequent to the end of the 2008 first quarter, Griffin Land and the town of Simsbury, Connecticut, executed agreements settling litigation related to Meadowood, Griffin Land’s proposed residential development.  The settlement agreements grant Griffin Land town approvals for Meadowood.  As part of the agreements with the town, Griffin Land will be required to perform certain remediation measures.  Development of Meadowood remains subject to receiving certain environmental approvals from government agencies, which Griffin Land will be seeking to obtain this year.

In June 2007, Griffin Land executed an agreement to sell approximately 45 acres of land in Bloomfield, Connecticut that is part of Griffin Center to a developer of residential housing.  The purchase price is $4.5 million, but may increase to $5.6 million or decrease to $3.9 million depending on the number of residential units the buyer is permitted to build.  In addition, Griffin Land would receive additional revenue upon the buyer’s sale of residential units.  Completion of this transaction is subject to several contingencies, including satisfactory completion of due diligence by the buyer and the buyer obtaining governmental approvals for its proposed development plans.  The time frame for the buyer to obtain all of the required governmental approvals is expected to be an extended one, with the closing of this transaction not expected this year.  There can be no assurance that this transaction will be completed under its current terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of March 1, 2008 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$67.5	$4.4	$15.1	$13.9	$34.1
Capital Lease Obligations	0.2	0.1	0.1	-	-
Operating Lease Obligations	0.1	0.1	-	-	-
Purchase Obligations (1)	4.2	4.2	-	-	-
Other (2)	2.2	-	-	-	2.2
	$74.2	$8.8	$15.2	$13.9	$36.3

(1)
Includes obligations for the construction of the shell of a new industrial building at Griffin Land, completion of tenant improvements, infrastructure improvements in Tradeport and for the purchase of plants and raw materials by Imperial.

(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of March 1, 2008, Griffin had cash and short-term investments of approximately $27.0 million.  Management believes that the significant amount of cash and short-term investments held by

Griffin will be sufficient to finance the working capital requirements of its businesses, the continued investment in Griffin’s real estate assets for the foreseeable future, the payment of quarterly dividends on its common stock and the repurchase of its common stock as authorized by the Board of Directors.  Griffin may also continue to seek nonrecourse mortgage placements on selected properties.  Griffin also anticipates seeking to purchase either or both land and buildings with a substantial portion of its cash and short-term investment balances.   Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

Effective December 2, 2007, Griffin adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Specifically, FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In connection with the adoption of FIN No. 48, Griffin has analyzed its federal and significant state filing positions.  Griffin’s federal income tax returns for fiscal 2004 through fiscal 2006 are currently under examination by the Internal Revenue Service.  The periods subject to examination for Griffin’s significant state return, which is Connecticut, are fiscal 2004 through fiscal 2006.  Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that will result in a material change on its financial statements.  As a result, no accrual for uncertain income tax positions has been recorded pursuant to FIN No. 48 nor was there a cumulative effect related to adopting FIN No. 48.

Griffin’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

Effective December 2, 2007, Griffin adopted SFAS No. 157, “Fair Value Measurements.”  This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements.  The amounts included on Griffin’s consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments.  Griffin’s short-term investments and its available-for-sale securities are reported at fair value on Griffin’s consolidated balance sheet.  The fair value of Griffin’s short-term investments and available-for-sale securities was based on quoted prices in active markets for identical assets (Level 1).  Griffin was not required to use significant other observable inputs (Level 2) or significant unobservable inputs (Level 3) in determining the fair value of its short-term investments and available-for-sale securities.

Effective December 2, 2007, Griffin adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.  This new standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings.  SFAS No. 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included under existing pronouncements.  Griffin did not elect to report any additional assets or liabilities at fair value that are not already being reported at fair value.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to improvement in the operating results of Imperial, leasing of currently vacant space, construction of additional facilities in the real estate business, completion of land sales that are currently under contract, approval of the Meadowood settlement or the repurchase by Griffin of the number of shares of its outstanding common stock currently authorized by its Board of Directors.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  Griffin’s mortgage interest rates are described in Note 4 to the unaudited consolidated financial statements included in Item 1.  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  Griffin did not have any variable rate debt outstanding during the 2008 first quarter.

Griffin is potentially exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents.  These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.  Griffin’s short-term investments generally consist of debt instruments with maturities ranging from four to fourteen months, with a weighted average maturity of approximately six months as of March 1, 2008.  These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

In early 2007, Griffin Land and the town of Simsbury jointly filed a motion in the Appellate Court to have the appeal remanded to the Superior Court in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval.  Also in 2007, the town’s

Planning, Zoning and Inland Wetlands Commissions, approved resolutions for settlement agreements.  The settlement terms include, among other things, approval for up to 299 homes, certain remediation measures to be performed by Griffin Land and the purchase by the town, subject to approvals, of a portion of the Meadowood land for town open space.  In February 2008, the Simsbury Planning Commission approved a resolution recommending that the town acquire the portion of the Meadowood land as outlined in the settlement agreements if such land is substantially clean and suitable for use as municipal open space.  In March 2008, Griffin Land and Simsbury executed settlement agreements under the terms previously agreed upon.  The settlement agreements must be approved by the Connecticut Superior Court, which will consider each commission’s agreement at a public court hearing and render its decision.  If approved by the Court, as Griffin Land expects, the previously filed cases would be withdrawn with no further litigation between the parties on this matter.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material individually or in the aggregate to Griffin’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 1, 2007.

ITEM 5.	OTHER INFORMATION

On April 9, 2008, Imperial Nurseries, Inc., (“Imperial”) and Gregory M. Schaan, President of Imperial, entered into an amendment of the Employment Agreement by and between Imperial Nurseries, Inc. and Gregory Schaan dated January 1, 2001 (“Amendment”).  The Amendment clarifies the post-employment compensation for Mr.Schaan in the event of the death or disability of Mr. Schaan or the termination of Mr. Schaan’s employment with Imperial for certain reasons, including, without limitation, for any termination following a change in control of Imperial (as defined in the Employment Agreement).  Attached as Exhibit 10.35, to this report is the Employment Agreement by and between Imperial Nurseries, Inc. and Gregory Schaan dated January 1, 2001, as amended April 9, 2008, which is incorporated herein by reference.

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

10.23
Agreement of Purchase and Sale of Partnership Interest between Griffin Land & Nurseries, Inc. and USAA Real Estate Company dated December 3, 2002 (incorporated by reference to Form 10-K dated November 30, 2002 filed February 28, 2003)

10.24
Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank (incorporated by reference to Form 10-K dated November 30, 2002 filed February 28, 2003)

10.28
Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company (incorporated by reference to Form 10-Q dated May 29, 2004, filed July 13, 2004)

10.29
Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company (incorporated by reference to Form 10-Q dated May 28, 2005 filed on November 2, 2005)

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

10.35 *	Employment Agreement by and between Imperial Nurseries, Inc. and Gregory Schaan dated January 1, 2001, as amended April 9, 2008.

14.1	Griffin Land & Nurseries, Inc. Code of Ethics (incorporated by reference to Form 10-K dated November 29, 2003, filed February 25, 2004)

16.1	Letter from PricewaterhouseCoopers LLP dated March 26, 2008 (incorporated by reference to Form 8-K dated March 25, 2008, filed March 27, 2008)

21	Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

/s/ FREDERICK M. DANZIGER
Date: April 10, 2008	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
Date: April 10, 2008	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary