Form 10-Q
period 2008-05-31
GRIFFIN LAND & NURSERIES INC
filed 2008-07-10
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2008

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

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Number of shares of Common Stock outstanding at June 27, 2008: 5,028,027

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 and 26 Weeks Ended May 31, 2008 and June 2, 2007	3

		Consolidated Balance Sheets (unaudited)
		May 31, 2008 and December 1, 2007	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		26 Weeks Ended May 31, 2008 and June 2, 2007	5

		Consolidated Statements of Cash Flows (unaudited)
		26 Weeks Ended May 31, 2008 and June 2, 2007	6

		Notes to Consolidated Financial Statements (unaudited)	7-18

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	19-30

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	31

	ITEM 4	Controls and Procedures	31-32

PART II -		OTHER INFORMATION

	ITEM 1	Legal Proceedings	32

	ITEM 1A	Risk Factors	33

	ITEM 2	Unregistered Sale of Equity Securities and Use of Proceeds	33

	ITEM 3	Not Applicable

	ITEM 4	Submission of Matters to a Vote of Security Holders	33-34

	ITEM 5	Not Applicable

	ITEM 6	Exhibits	34-36

		SIGNATURES	37

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Landscape nursery net sales	$17,053	$18,866	$17,477	$19,433
Rental revenue and property sales	4,011	13,030	8,068	17,049
Total revenue	21,064	31,896	25,545	36,482

Costs of landscape nursery sales	14,481	16,162	14,919	16,787
Costs related to rental revenue and property sales	2,830	4,335	6,301	7,107
Total costs of goods sold and costs related to rental revenue and property sales	17,311	20,497	21,220	23,894

Gross profit	3,753	11,399	4,325	12,588

Selling, general and administrative expenses	3,712	3,927	6,421	6,865
Operating profit (loss)	41	7,472	(2,096)	5,723
Gain on sale of Centaur Media common stock	-	2,397	-	2,397
Interest expense	(812)	(808)	(1,661)	(1,546)
Investment income	186	486	569	913
(Loss) income before income tax (benefit) provision	(585)	9,547	(3,188)	7,487
Income tax (benefit) provision	(208)	3,574	(1,202)	2,802
Net (loss) income	$(377)	$5,973	$(1,986)	$4,685

Basic net (loss) income per common share	$(0.07)	$1.16	$(0.39)	$0.91

Diluted net (loss) income per common share	$(0.07)	$1.13	$(0.39)	$0.89

See Notes to Consolidated Financial Statements.

Griffin  Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	May 31, 2008	December 1, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,200	$11,120
Short-term investments, net	13,544	22,875
Accounts receivable, less allowance of $148 and $124	11,544	2,222
Inventories, net	29,708	30,374
Deferred income taxes	1,318	1,384
Other current assets	2,906	3,640
Total current assets	63,220	71,615
Real estate held for sale or lease, net	112,399	109,644
Property and equipment, net	7,961	8,270
Investment in Centaur Media, plc	7,320	10,308
Other assets	7,443	6,966
Total assets	$198,343	$206,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,266	$1,239
Accounts payable and accrued liabilities	7,400	5,694
Deferred revenue	1,925	3,141
Total current liabilities	10,591	10,074
Long-term debt	47,874	48,456
Deferred income taxes	3,736	4,987
Other noncurrent liabilities	4,367	4,383
Total liabilities	66,568	67,900

Commitments and contingencies (Note 7)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,329,709 and 5,321,232 shares issued, respectively,
and 5,028,027 and 5,092,649 shares outstanding, respectively	53	53
Additional paid-in capital	101,989	101,703
Retained earnings	37,200	40,199
Accumulated other comprehensive income, net of tax	3,060	5,002
Treasury stock, at cost, 301,682 and 228,583 shares, respectively	(10,527)	(8,054)
Total stockholders' equity	131,775	138,903
Total liabilities and stockholders' equity	$198,343	$206,803

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Twenty-Six Weeks Ended May 31, 2008 and June 2, 2007
(dollars in thousands)
(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Income (Loss)
Balance at Dec. 2, 2006	5,177,709	$52	$98,549	$32,377	$9,942	$(1,306)	$139,614

Exercise of stock options,
including tax benefit of $931,
and shares tendered related to
stock options exercised	129,023	1	2,715	-	-	(2,568)	148

Stock-based compensation	-	-	65	-	-	-	65
expense

Repurchase of common stock	-	-	-	-	-	(1,555)	(1,555)

Net income	-	-	-	4,685	-	-	4,685	$4,685

Reclassification adjustment for
gains on the sale of Centaur
Media, plc included in net income	-	-	-	-	(1,559)	-	(1,559)	(1,559)

Other comprehensive income,
from Centaur Media, plc,
net of tax	-	-	-	-	126	-	126	126

Balance at June 2, 2007	5,306,732	$53	$101,329	$37,062	$8,509	$(5,429)	$141,524	$3,252

Balance at Dec. 1, 2007	5,321,232	$53	$101,703	$40,199	$5,002	$(8,054)	$138,903

Exercise of stock options,
including tax benefit of $53,
and shares tendered related to
stock options exercised	8,477	-	186	-	-	(136)	50

Stock-based compensation
expense	-	-	100	-	-	-	100

Repurchase of common stock	-	-	-	-	-	(2,337)	(2,337)

Dividends declared	-	-	-	(1,013)	-	-	(1,013)

Net loss	-	-	-	(1,986)	-	-	(1,986)	$(1,986)

Other comprehensive loss,
from Centaur Media, plc,
net of tax	-	-	-	-	(1,942)	-	(1,942)	(1,942)

Balance at May 31, 2008	5,329,709	$53	$101,989	$37,200	$3,060	$(10,527)	$131,775	$(3,928)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 26 Weeks Ended,
	May 31, 2008	June 2, 2007
Operating activities:
Net (loss) income	$(1,986)	$4,685
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	3,147	2,861
Gain on sales of properties	(647)	(8,409)
Provision for inventory losses	200	350
Deferred income taxes	(139)	(524)
Stock-based compensation expense	100	65
Amortization of debt issuance costs	50	50
Change in unrealized gains on trading securities	47	301
Payment of employee withholding taxes on stock options exercised	(37)	(994)
Provision for bad debts	25	10
Equity income from equity investment	(6)	(7)
Gain on sale of common stock in Centaur Media, plc	-	(2,397)
Current taxes in other comprehensive income reclassified into net
income	-	164
Changes in assets and liabilities which increased (decreased) cash:
Short-term investments	9,284	12,658
Accounts receivable	(9,347)	(10,840)
Inventories	466	2,561
Other current assets	734	3,652
Accounts payable and accrued liabilities	1,276	328
Deferred revenue	(556)	(167)
Other noncurrent assets and noncurrent liabilities, net	(586)	(887)
Net cash provided by operating activities	2,025	3,460

Investing activities:
Additions to real estate held for sale or lease	(4,732)	(6,105)
Additions to property and equipment	(320)	(344)
Proceeds from sales of properties, net of expenses	-	9,295
Increase in cash held in escrow by a third party	-	(6,325)
Proceeds from sale of common stock in Centaur Media, plc	-	2,348
Net cash used in investing activities	(5,052)	(1,131)

Financing activities:
Repurchase of common stock	(2,337)	(1,555)
Dividends paid to stockholders	(1,018)	-
Payments of debt	(625)	(587)
Tax benefit of stock options exercised	53	931
Exercise of stock options	34	211
Net cash used in financing activities	(3,893)	(1,000)
Net (decrease) increase in cash and cash equivalents	(6,920)	1,329
Cash and cash equivalents at beginning of period	11,120	2,265
Cash and cash equivalents at end of period	$4,200	$3,594

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands unless otherwise noted, except per share data)
(unaudited)

1.      Basis of Presentation

The accompanying unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). The accompanying financial statements have also been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the fiscal year ended December 1, 2007 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.  The consolidated balance sheet data as of December 1, 2007 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the thirteen weeks ended May 31, 2008 (the “2008 second quarter”) and the twenty-six weeks ended May 31, 2008 (the “2008 six month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended June 2, 2007 is referred to herein as the “2007 second quarter” and the twenty-six weeks ended June 2, 2007 is referred to herein as the “2007 six month period.”

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

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Total revenue:
Landscape nursery net sales	$17,053	$18,866	$17,477	$19,433
Rental revenue and property sales	4,011	13,030	8,068	17,049
	$21,064	$31,896	$25,545	$36,482
Operating profit (loss):
Landscape nursery	$817	$796	$(154)	$(205)
Real estate	454	7,963	386	8,509
Industry segment totals	1,271	8,759	232	8,304
General corporate expense	(1,230)	(1,287)	(2,328)	(2,581)
Operating profit (loss)	41	7,472	(2,096)	5,723
Gain on sale of Centaur Media common stock	-	2,397	-	2,397
Interest expense	(812)	(808)	(1,661)	(1,546)
Investment income	186	486	569	913
(Loss) income before income tax (benefit) provision	$(585)	$9,547	$(3,188)	$7,487

Identifiable assets:	May 31, 2008	December 1, 2007
Landscape nursery	$49,725	$42,107
Real estate	120,559	118,121
Industry segment totals	170,284	160,228
General corporate (consists primarily of investments)	28,059	46,575
Total assets	$198,343	$206,803

Revenue of the real estate segment in the 2008 second quarter and 2008 six month period includes property sales revenue of $405 and $826, respectively.  Revenue of the real estate segment in the 2007 second quarter and 2007 six month period includes property sales revenue of $9,577 and $10,097, respectively.  Included in property sales revenue for all periods presented is the recognition of previously deferred revenue on a sale of undeveloped land that was completed in 2006 (see Note 6).

4.      Long-Term Debt

Long-term debt includes:

	May 31, 2008	December 1, 2007
Nonrecourse mortgages:
8.54%, due July 1, 2009	$7,533	$7,585
6.08%, due January 1, 2013	7,734	7,834
6.30%, due May 1, 2014	1,010	1,078
5.73%, due July 1, 2015	20,571	20,721
8.13%, due April 1, 2016	5,176	5,287
7.0%, due October 1, 2017	6,901	6,983
Total nonrecourse mortgages	48,925	49,488
Capital leases	215	207
Total	49,140	49,695
Less: current portion	(1,266)	(1,239)
Total long-term debt	$47,874	$48,456

5.      Stockholder's Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007

Net (loss) income as reported for computation
of basic and diluted per share results	$(377)	$5,973	$(1,986)	$4,685

Weighted average shares outstanding for
computation of basic per share results	5,042,000	5,150,000	5,067,000	5,141,000

Incremental shares from assumed exercise
of Griffin stock options (a)	-	133,000	-	143,000

Weighted average shares outstanding for
computation of diluted per share results	5,042,000	5,283,000	5,067,000	5,284,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  The incremental shares from the assumed exercise of stock options for the thirteen and twenty-six weeks ended May 31, 2008 would have been 94,000 and 96,000, respectively.

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

Stock options issued will expire ten years from the grant date.  Stock options issued to independent directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to independent directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at May 31, 2008 may be exercised as stock appreciation rights.

There were 29,704 stock options and 4,208 stock options granted during the 2008 six month period and 2007 six month period, respectively.  The fair value of the stock options granted during the 2008 and 2007 six month periods were estimated as of the grant dates using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted were as follows:

	For the 26 Weeks Ended,
	May 31, 2008	June 2, 2007

Expected volatility	38.6% to 41.1%	43.4%
Risk free interest rate	3.5%	4.7%
Expected option term	7 to 8 years	8.8 years
Annual dividend yield	$0.40	none

All of Griffin’s stock-based compensation expense in the 2008 second quarter and 2008 six month period related to the unvested portion of options granted subsequent to Griffin’s adoption of SFAS No. 123(R).  Included in Griffin's stock-based compensation expense in the 2007 second quarter and 2007 six month period are the costs related to the unvested portion of certain stock option grants made prior to Griffin’s adoption of SFAS No. 123(R) effective at the beginning of fiscal 2006.

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 26 Weeks Ended,
	May 31, 2008		June 2, 2007
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	218,378	$14.13	347,300	$13.84
Exercised	(8,477)	$15.72	(129,023)	$13.84
Vested	5,140	$31.13	14,601	$19.71
Outstanding at end of period	215,041	$14.48	232,878	$14.21

Range of Exercise Prices for Vested Options	Outstanding at May 31, 2008	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value
$9.00-$18.00	196,415	$13.30	1.5	$1,032
Over $24.00	18,626	$26.84	6.9	248
	215,041	$14.48	2.0	$1,280

	For the 26 Weeks Ended,
	May 31, 2008		June 2, 2007
Unvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Unvested at beginning of period	18,348	$32.62	28,741	$25.27
Granted	29,704	$34.03	4,208	$38.00
Vested	(5,140)	$31.13	(14,601)	$19.71
Unvested at end of period	42,912	$33.78	18,348	$32.62

Range of Exercise Prices for Unvested Options	Outstanding at May 31, 2008	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value
Over $24.00	42,912	$33.78	9.3	$678

Number of option holders at May 31, 2008	19

Compensation expense for unvested stock options recognized in the 2008 second quarter and the 2008 six month period was $53 and $100, respectively, with related tax benefits of $16 and $30, respectively.  Compensation expense for unvested stock options recognized in the 2007 second quarter and 2007 six month period was $28 and $65, respectively, with related tax benefits of $7 and $17, respectively.  As of May 31, 2008, the unrecognized compensation expense related to unvested stock options that will be recognized during future periods is as follows:

Remainder of Fiscal 2008	$ 103
Fiscal 2009	$ 175
Fiscal 2010	$ 124
Fiscal 2011	$ 64
Fiscal 2012	$ 27
Fiscal 2013	$ 2

Treasury Stock

In fiscal 2007, Griffin’s Board of Directors authorized a program to repurchase, from time to time, up to 250,000 shares of its outstanding common stock through private transactions.  The program does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion.  During the 2008 six month period, Griffin repurchased 69,000 of its outstanding shares for approximately $2.3 million.  During the 2007 six month period, Griffin repurchased 42,000 shares of its outstanding common stock for approximately $1.6 million.  As of May 31, 2008, there remains 68,100 shares authorized to be repurchased by Griffin.

In the 2008 and 2007 six month periods, Griffin received 4,099 shares and 70,637 shares, respectively, of its common stock in connection with the exercise of stock options and for reimbursement of income tax withholdings related to those stock option exercises.  The shares received were recorded as treasury stock, which resulted in increases of treasury stock of approximately $0.1 million and $2.6 million, respectively.

Accumulated Other Comprehensive Income

As of May 31, 2008, Griffin owns 5,277,150 shares in Centaur Media, plc (“Centaur Media”).  Griffin’s investment in Centaur Media is accounted for as an available-for-sale security under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, the investment in Centaur Media is carried at its fair value on Griffin’s consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income.  Upon Griffin’s sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that are sold during the time Griffin held those shares, is reclassified from accumulated other comprehensive income and included in Griffin’s consolidated statement of operations.  Griffin did not sell any of its holdings in Centaur Media in the 2008 six month period.  In the 2007 second quarter and six month period, Griffin sold 1,000,000 shares in Centaur Media for total proceeds of $2.9 million (including $0.5 million that was received subsequent to the end of the 2007 six month period).

Changes in accumulated other comprehensive income in the 2008 and 2007 six month periods consist of the following:

	For the 26 Weeks Ended,
	May 31, 2008	June 2, 2007

Balance at beginning of period	$5,002	$9,942
Reclassification adjustment for gains on Centaur Media, plc
included in net income, net of tax provision of $853	-	(1,559)
(Decrease) increase in fair value of Centaur Media, net of taxes of
($950) and $75, respectively	(1,763)	141
Decrease in fair value of Centaur Media, due to exchange
loss, net of taxes of ($96) and ($9), respectively	(179)	(15)
Balance at end of period	$3,060	$8,509

6.      Supplemental Financial Statement Information

Cash Dividends

In the 2008 six month period, Griffin declared two cash dividends of $0.10 per common share each. There were no dividends declared in the 2007 six month period.

Short-Term Investments

Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115.  Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet dates, and net realized and unrealized gains and losses on those investments are included in Griffin’s pretax loss.  At May 31, 2008 and December 1, 2007, $0.2 million and $0.4 million, respectively, of Griffin’s short-term investments were being used as security for letters of credit of Griffin Land.  The composition of short-term investments at May 31, 2008 and December 1, 2007 is as follows:

	May 31, 2008		December 1, 2007
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$9,949	$9,940	$10,930	$10,970
Certificates of deposit	246	246	454	454
Federal agency coupon notes	3,355	3,358	11,450	11,451
Total short-term investments	$13,550	$13,544	$22,834	$22,875

Investment income in the 2008 and 2007 second quarters and 2008 and 2007 six month periods consists of:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007

Interest and dividend income	$153	$182	$190	$211
Net realized gains on the sales of short-term investments	219	427	420	996
Change in unrealized gains on short-term investments	(192)	(130)	(47)	(301)
Other investment income	6	7	6	7
	$186	$486	$569	$913

Deferred Revenue on Prior Year Land Sale

In fiscal 2006, Griffin sold 130 acres of undeveloped land in New England Tradeport (“Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut, for cash proceeds of $13.0 million.  As provided under the contract for the sale of that land and under the State Traffic Commission Certificate covering the area in Tradeport located in Windsor, certain improvements to existing roads were required.  The cost of these improvements is the responsibility of Griffin, however, a portion of the costs are either being reimbursed from the purchaser of the land or performed by the town.  As a result of Griffin’s continuing involvement with the required improvements to the existing roads, this land sale was accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of the sale, including the allocated costs of the required improvements to existing roads. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.

As of May 31, 2008, approximately 91% of the projected total costs related to this transaction have been incurred, therefore, from the date of the transaction through May 31, 2008, approximately 91% of the total revenue and pretax gain on the sale have been recognized in Griffin’s consolidated statements of operations.  Griffin’s consolidated statements of operations for the 2008 second quarter and 2008 six month period include revenue of $0.4 million and $0.8 million, respectively, and a pretax gain of $0.3 million and $0.6 million, respectively, from this land sale.  Griffin’s consolidated statements of operations for the 2007 second quarter and 2007 six month period includes revenue of less than $0.1 million and $0.2 million, respectively, and a pretax gain of less than $0.1 million and $0.1 million, respectively, from this land sale.  The balance of the revenue and the pretax gain on the sale is expected to be recognized during fiscal 2008 because the required roadwork improvements are expected to be completed this year.  Included on Griffin’s consolidated balance sheet as of May 31, 2008 is deferred revenue of approximately $1.1 million applicable to this transaction.  Including the approximately $9.3 million pretax gain on the sale recognized from the time the land sale closed in fiscal 2006 through May 31, 2008, the total pretax gain on this transaction is expected to be approximately $10.2 million after all revenue is recognized and all costs incurred.  While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, increases or decreases in future costs over current estimated amounts would reduce or increase the gain recognized in future periods.

Supplemental Cash Flow Information

A decrease of $3.0 million and an increase of $0.2 million in the 2008 six month period and 2007 six month period, respectively, in Griffin’s Investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at May 31, 2008 and December 1, 2007 were $1.7 million and $1.3 million, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease increased $0.4 million in the 2008 six month period and decreased by $0.5 million in the 2007 six month period.

As of May 31, 2008, included in Griffin’s accrued liabilities is a dividend payable of $504 reflecting a dividend on Griffin’s common stock declared prior to the end of the 2008 second quarter, that was paid subsequent to the end of Griffin’s 2008 second quarter.  As of December 1, 2007, Griffin’s accrued liabilities included $509 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2007 and paid in the 2008 first quarter.

Deferred revenue related to the Walgreen land sale that closed in fiscal 2006 decreased by $0.4 million and $0.8 million in the 2008 second quarter and 2008 six month period, respectively, and decreased by less than $0.1 million and $0.2 million in the 2007 second quarter and 2007 six month period, respectively.  That transaction is being accounted for using the percentage of completion method.  Griffin received the cash proceeds from that transaction in fiscal 2006.

Interest payments, net of capitalized interest, were $1.6 million and $1.4 million in the 2008 and 2007 six month periods, respectively.  There were no income tax payments made in the 2008 and 2007 six month periods.

Inventories

Inventories consist of:

	May 31, 2008	December 1, 2007

Nursery stock	$27,846	$29,228
Materials and supplies	2,730	1,913
	30,576	31,141
Reserves	(868)	(767)
	$29,708	$30,374

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	May 31, 2008	December 1, 2007
Land		$674	$674
Land improvements	10 to 20 years	5,550	5,550
Buildings and improvements	10 to 40 years	3,060	3,060
Machinery and equipment	3 to 20 years	17,737	17,381
		27,021	26,665
Accumulated depreciation		(19,060)	(18,395)
		$7,961	$8,270

Griffin incurred new capital lease obligations of $70 and $28, respectively, in the 2008 six month period and 2007 six month period.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		May 31, 2008
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,696	$7,770	$9,466
Land improvements	10 to 30 years	690	6,761	7,451
Buildings and improvements	10 to 40 years	-	97,280	97,280
Tenant improvements	Shorter of useful life or term of related lease	-	10,328	10,328
Development costs		7,144	8,987	16,131
		9,530	131,126	140,656
Accumulated depreciation		-	(28,257)	(28,257)
		$9,530	$102,869	$112,399

		December 1, 2007
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,696	$7,732	$9,428
Land improvements	10 to 30 years	691	6,757	7,448
Buildings and improvements	10 to 40 years	-	97,167	97,167
Tenant improvements	Shorter of useful life or term of related lease	-	10,127	10,127
Development costs		6,803	4,717	11,520
		9,190	126,500	135,690
Accumulated depreciation		-	(26,046)	(26,046)
		$9,190	$100,454	$109,644

Income Taxes

Griffin’s effective income tax rate was 37.7% in the 2008 six month period as compared to 37.4 % in the 2007 six month period.  The effective tax rate used in the 2008 six month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

The 2008 six month period includes a decrease of $1,046 to deferred income tax liabilities and the 2007 six month period includes an increase of $66 to deferred income tax liabilities related to the mark to market adjustments on Griffin’s investment in Centaur Media.  The decrease to deferred income tax liabilities is included as a credit and the increase to deferred income tax liabilities is included as a charge in Griffin’s other comprehensive income (loss) for the 2008 and 2007 six month periods.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Griffin's postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets.  Griffin's contributions to its postretirement benefits program in the 2008 six month period and 2007 six month period were $3 and $5, respectively, with an expected contribution of $8 for the fiscal 2008 full year.  The components of Griffin's postretirement benefits expense are immaterial for all periods presented.

7.      Commitments and Contingencies

As of May 31, 2008, Griffin had committed purchase obligations of $3.2 million, principally for Griffin Land’s construction of the shell of a new industrial building in Tradeport, site work for additional industrial buildings in Tradeport and required infrastructure improvements at Tradeport.  The infrastructure improvements are required by the Connecticut State Traffic Commission in connection with an increase in the permitted square feet of construction in the portion of Tradeport located in Windsor, Connecticut.

As of May 31, 2008, there were two collateralized letters of credit outstanding, aggregating approximately $0.2 million, issued by Griffin Land in favor of the towns of Suffield and Windsor, Connecticut that ensures Griffin Land’s performance in completing certain infrastructure for Griffin

Land’s residential development, Stratton Farms and certain road improvements at New England Tradeport.  The letters of credit are collateralized by short-term investments of $0.2 million.

As of May 31, 2008, Griffin is authorized by its Board of Directors to repurchase, from time to time, up to 68,100 shares of its outstanding common stock through private transactions.  The program to repurchase common stock expires on December 31, 2008, does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion.  Based on the market price of its common stock as of May 31, 2008, if the total authorized number of shares are repurchased, Griffin would expend approximately $2.4 million.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material, individually or in the aggregate, to Griffin’s consolidated financial position, results of operations or cash flows.

8.  Litigation Settlement

In the 2008 second quarter, Griffin Land and the Town of Simsbury, Connecticut, executed settlement agreements for litigation related to Meadowood, Griffin Land’s proposed residential development.  The terms of the settlement agreements, previously approved by Simsbury’s land use commissions, allow up to 299 homes to be built, require Griffin Land to perform certain remediation measures on the land and enable the Town to acquire, subject to certain approvals, a portion of the Meadowood land for town open space.  The settlement agreements were approved by the Connecticut Superior Court on April 18, 2008 and April 28, 2008, thus concluding the litigation on this matter with no further appeals possible.  Subsequent to the execution of the settlement agreements, the Town approved the purchase of the agreed upon portion of the Meadowood land for town open space.  Development of Meadowood remains subject to receiving certain environmental approvals from government agencies, which Griffin Land will be seeking to obtain this year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated financial statements of Griffin include the accounts of Griffin’s subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and Griffin’s Connecticut and Massachusetts based real estate business (“Griffin Land”).

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended December 1, 2007 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.  Effective December 2, 2007, Griffin adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The adoption of these new pronouncements did not have a material effect on Griffin’s financial statements.

The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported.  Actual results could differ from those estimates.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and twenty-six weeks ended May 31, 2008 are consistent with those used by Griffin in preparation of its fiscal 2007 financial statements.

Summary

Griffin incurred a net loss for the thirteen weeks ended May 31, 2008 (the “2008 second quarter”) of $0.4 million as compared to net income of $6.0 million for the thirteen weeks ended June 2, 2007 (the “2007 second quarter”).  The lower 2008 second quarter results principally reflect lower operating profit at Griffin Land and the inclusion in the 2007 second quarter of a $2.4 million gain on the sale of a portion of Griffin’s common stock in Centaur Media, plc (“Centaur Media”).  Griffin did not sell any of its Centaur Media common stock in the 2008 second quarter.  The lower operating profit at Griffin Land was due to a significant decrease in gain on property sales because no property sales have closed in the current year. Operating profit at Imperial and general corporate expense were essentially unchanged in the 2008 second quarter as compared to the 2007 second quarter.

Griffin incurred a net loss for the twenty-six weeks ended May 31, 2008 (the “2008 six month period”) of $2.0 million as compared to net income of $4.7 million for the twenty-six weeks ended June 2, 2007 (the “2007 six month period”).  The lower 2008 six month period results principally reflect lower operating profit at Griffin Land in the 2008 six month period, reflecting a decrease in gain on property sales in the 2008 six month period, and the inclusion in the 2007 six month period of a $2.4 million gain on the sale of a portion of Griffin’s common stock in Centaur Media.  Griffin did not sell any of its Centaur Media common stock in the 2008 six month period.  Imperial’s operating loss in the 2008 six month period was essentially unchanged from the 2007 six month period.  Griffin’s general corporate expense was approximately $0.3 million lower in the 2008 six month period than the 2007 six month period.

Results of Operations

Thirteen Weeks Ended May 31, 2008 Compared to the Thirteen Weeks Ended June 2, 2007

Griffin’s consolidated total revenue decreased from $31.9 million in the 2007 second quarter to $21.1 million in the 2008 second quarter.  The decrease in revenue of approximately $10.8 million reflects decreases of approximately $9.0 million and $1.8 million at Griffin Land and Imperial, respectively.

Total revenue at Griffin Land decreased from $13.0 million in the 2007 second quarter to $4.0 million in the 2008 second quarter.  The decrease of $9.0 million reflects a decrease of $9.2 million from property sales, partially offset by an increase of $0.2 million of rental revenue from leasing operations. The increase in revenue from leasing operations principally reflects $0.3 million of rental revenue from leases that became effective in the second half of last year, including leases in two new industrial buildings in New England Tradeport (“Tradeport”) completed and placed in service last year and a lease for an entire building that Griffin Land acquired in the 2007 fourth quarter.  Partially offsetting the revenue from the new leases was a $0.1 million decrease in rental revenue resulting from a lease that ended at the end of last year and was not renewed.  The $9.2 million decrease in revenue from property sales reflects the 2008 second quarter including only the $0.4 million of revenue recognized on the sale of undeveloped Tradeport land to Walgreen that closed in 2006 and is being accounted for under the percentage of completion method (as discussed in Note 6 to the financial statements under the heading “Deferred Revenue on Prior Year Land Sale”), whereas two substantial land sales that generated revenue of $9.6 million closed in the 2007 second quarter.  In the 2007 second quarter, property sales by Griffin Land included the sale of approximately 73 acres of undeveloped land in Griffin Center in Windsor, Connecticut, to The Hartford Insurance Company for their construction of a large office complex and the sale of approximately 103 acres in South Windsor, Connecticut, to a food distributor for its construction of a distribution facility.  Property sales occur periodically and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of May 31, 2008	2,016,000	1,332,000	66%
As of December 1, 2007	2,016,000	1,322,000	66%
As of June 2, 2007	1,837,000	1,251,000	68%

The increase in total square footage from 1,837,000 square feet at the end of the 2007 second quarter to 2,016,000 square feet at the end of the 2008 second quarter principally reflects an approximate 148,000 square foot industrial building in Tradeport that was completed and placed in service in the second half of fiscal 2007 and an approximate 31,000 square foot warehouse building in Bloomfield, Connecticut, that was acquired near the end of fiscal 2007.  In the first six months of fiscal 2008, the amount of leased square footage has remained essentially flat, reflecting a slowdown in market activity for industrial and warehouse space that started in the latter part of last year and has continued through the first half of fiscal 2008.  Market activity for office space was weak in fiscal 2007 and has remained soft in the current year, although there has been a moderate increase in showings for smaller office space requirements recently.  There is no assurance that this moderate increase in showings of office space will result in the leasing of any of Griffin Land’s currently vacant space.

During the first half of fiscal 2008, Griffin Land entered into a lease for approximately 58,000 square feet with a tenant that currently leases approximately 22,000 square feet in one of Griffin Land’s Tradeport industrial buildings.  The new lease will be for space in a new approximate 100,000 square foot industrial building in Tradeport that is currently under construction by Griffin Land and is expected to be completed in the 2008 third quarter.

Net sales and other revenue at Imperial decreased from $18.9 million in the 2007 second quarter to $17.1 million in the 2008 second quarter.  Imperial’s landscape nursery business is highly seasonal, with second quarter sales comprising a majority of its annual sales.  Imperial’s unit sales volume decreased approximately 18% in the 2008 second quarter as compared to the 2007 second quarter.  We believe that the lower sales at Imperial may be a result of the weakened economy this year.  Much of the slowdown in sales occurred in the latter part of the second quarter, when retail garden center customers would normally reorder and take delivery of product to replenish their inventories.  The lack of sell through by garden centers customers reduced Imperial’s sales in the latter part of the 2008 second quarter.  The lower sales in the 2008 second quarter is expected to reduce margins in the second half of fiscal 2008 as Imperial may reduce selling prices or offer other incentives to move certain product before it becomes unsaleable. Generally, in the second half of the year, Imperial’s sales to its rewholesale customer segment increases as a percentage of Imperial’s total sales.  Sales to that customer segment may be hampered by the slowdown in new home construction.

Griffin’s consolidated operating results, including general corporate expense, were essentially break even in the 2008 second quarter as compared to an operating profit of $7.5 million in the 2007 second quarter.  The lower operating results in the 2008 second quarter principally reflect a decrease of approximately $7.5 million in operating profit at Griffin Land.  Operating profit at Imperial and general corporate expense were essentially unchanged in the 2008 second quarter as compared to the 2007 second quarter.

 Operating results at Griffin Land in the 2008 and 2007 second quarters were as follows:

	2008	2007
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Rental revenue	$3,606	$3,453
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(1,492)	(1,577)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	2,114	1,876
Revenue from property sales	405	9,577
Costs related to property sales	(88)	(1,654)
Gain from property sales	317	7,923
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	2,431	9,799
General and administrative expenses excluding depreciation
and amortization expense (a)	(719)	(723)
Profit before depreciation and amortization expense	1,712	9,076
Depreciation and amortization expense related to costs of
rental revenue	(1,250)	(1,104)
Depreciation and amortization expense - other	(8)	(9)
Operating profit	$454	$7,963

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United State of America.  They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.  The aggregate of (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statements of operations.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.2 million in the 2008 second quarter as compared to the 2007 second quarter.  The increase principally reflects the higher rental revenue as a result of more space under lease in the 2008 second quarter as compared to the 2007 second quarter and a slight decrease in costs related to rental revenue excluding depreciation and amortization expense.  The lower costs reflect lower building operating expenses because of lower snow removal costs in the 2008 second quarter as compared to the 2007 second quarter.

The gain from property sales in the 2008 second quarter reflects only the recognition of a portion of the previously deferred gain from the land sale to Walgreen that closed in 2006, as there were no property sales completed in the 2008 second quarter.  The gain on property sales in the 2007 second quarter principally reflected the property sales noted above.

Griffin Land’s general and administrative expenses were essentially unchanged in the 2008 second quarter as compared to the 2007 second quarter.  Depreciation and amortization expense at Griffin Land increased from approximately $1.1 million in the 2007 second quarter to approximately $1.3 million in the 2008 second quarter.  The increase principally reflects depreciation expense related to buildings constructed or purchased after the 2007 second quarter, therefore, there was no depreciation expense on these facilities in the 2007 second quarter.

Operating results at Imperial in the 2008 and 2007 second quarters were as follows:

	2008	2007
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Net sales and other revenue	$17,053	$18,866
Cost of goods sold	14,481	16,162
Gross profit	2,572	2,704
Selling, general and administrative expenses	(1,755)	(1,908)
Operating profit	$817	$796

Imperial’s operating profit in the 2008 second quarter was essentially unchanged from the 2007 second quarter, reflecting a decrease in gross profit substantially offset by a decrease in selling, general and administrative expenses.  The decrease in gross profit reflects the lower 2008 second quarter sales volume and increased delivery costs this year, which were not entirely offset by increased delivery charges to customers, partially offset by a lower charge for unsaleable inventories in the 2008 second quarter versus the 2007 second quarter.  The charge for unsaleable inventories was $0.2 million in the 2008 second quarter as compared to approximately $0.4 million in the 2007 second quarter.  Imperial’s gross margin on sales, excluding the effect of the charges for unsaleable inventories in the 2008 and 2007 second quarters, increased slightly from 16.2% in the 2007 second quarter to 16.3% in the 2008 second quarter.  Due to the perishable nature of Imperial’s inventory, continued sales shortfalls could result in additional charges for unsaleable inventories in the latter part of the year.

Imperial’s 2008 second quarter selling, general and administrative expenses decreased by approximately $0.2 million from the 2007 second quarter.  The lower selling, general and administrative expenses in the current quarter reflects a decrease of approximately $0.1 million of selling expense, due principally to the lower sales volume, and the inclusion in the 2007 second quarter of approximately $0.1 million of expenses related to litigation which was settled later that year.  As a percentage of net sales, Imperial’s selling, general and administrative expenses increased from 10.1% in the 2007 second quarter to 10.3% in the 2008 second quarter.

Griffin’s general corporate expense was essentially unchanged in the 2008 second quarter as compared to the 2007 second quarter.  An increase of $0.1 million in payroll expense in the 2008 second quarter, due to increased headcount, was offset by the lower audit expenses and lower costs of compliance with Section 404 of the Sarbanes-Oxley Act.

In the 2007 second quarter, Griffin sold 1 million of its approximately 6.5 million shares of Centaur Media common stock and recorded a pretax gain of $2.4 million on those sales.  Griffin has not sold any of its Centaur Media common stock thus far in fiscal 2008.

Griffin’s consolidated interest expense was approximately $0.8 million in both the 2008 and 2007 second quarters.  Griffin’s average outstanding debt was $49.3 million in the 2008 second quarter as compared to $51.4 million in the 2007 second quarter, reflecting principal payments made on Griffin Land’s nonrecourse mortgages.  Although Griffin’s average outstanding debt was lower in the 2008 second quarter than the 2007 second quarter, interest expense was essentially unchanged because more interest was capitalized in the 2007 second quarter than the 2008 second quarter.  The effect of less interest capitalized in the 2008 second quarter substantially offset the effect of the lower average outstanding debt in the 2008 second quarter as compared to the 2007 second quarter.

Griffin reported investment income of $0.2 million in the 2008 second quarter as compared to $0.5 million in the 2007 second quarter.  The lower investment income in the current year reflects a lower amount of short-term investments in the 2008 second quarter as compared to the 2007 second quarter and a lower return on investments in the 2008 second quarter as compared to the 2007 second quarter.  The lower investment return is attributed to a decline in interest rates this year.

Griffin’s effective income tax rate is 35.6% in the 2008 second quarter as compared to 37.4% in the 2007 second quarter.  The effective tax rate reflects the statutory federal tax rate adjusted for state income taxes.  The effective tax rate used in the 2008 second quarter is based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Twenty-Six Weeks Ended May 31, 2008 Compared to the Twenty-Six Weeks Ended June 2, 2007

Griffin’s consolidated total revenue decreased from $36.5 million in the 2007 six month period to $25.5 million in the 2008 six month period.   The decrease in revenue of approximately $10.9 million reflects decreases in revenue of approximately $9.0 million and approximately $1.9 million at Griffin Land and Imperial, respectively.

Total revenue at Griffin Land decreased from $17.0 million in the 2007 six month period to $8.1 million in the 2008 six month period.  The decrease of approximately $9.0 million reflects a decrease of approximately $9.3 million of revenue from property sales, partially offset by an increase of approximately $0.3 million of rental revenue from leasing operations.  The increase in Griffin Land's revenue from its leasing operations in the 2008 six month period, as compared to the 2007 six month period, principally reflects leasing space, mostly in the second half of last year, that was vacant during the 2007 six month period but was leased in the 2008 six month period.   The approximate $9.3 million decrease in revenue from property sales reflects the 2008 six month period including only the $0.8 million of revenue recognized on the sale of undeveloped Tradeport land to Walgreen that closed in 2006 and is being accounted for under the percentage of completion method, whereas property sales revenue in the 2007 six month period included several significant transactions that closed in that period.  Property sales occur periodically and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial decreased from $19.4 million in the 2007 six month period to $17.5 million in the 2008 six month period.  Unit sales volume decreased 20% in the 2008 six month period as compared to the 2007 six month period.  The decrease in net sales in the 2008 six month period as compared to the 2007 six month period reflects the factors discussed above in the 2008 second quarter results.

Griffin incurred a consolidated operating loss, after general corporate expense, of $2.1 million in the 2008 six month period as compared to consolidated operating profit, after general corporate expense, of $5.7 million in the 2007 six month period.  Operating profit at Griffin Land decreased by approximately $8.1 million in the 2008 six month period from the 2007 six month period principally reflecting a substantial decrease in the gain on property sales in the current year.  Imperial incurred an operating loss of approximately $0.2 million in both the 2008 and 2007 six month periods.  General corporate expense decreased by approximately $0.3 million in the 2008 six month period from the 2007 six month period.

Operating results at Griffin Land in the 2008 and 2007 six month periods were as follows:

	2008	2007
	Six Month Period	Six Month Period
	(amounts in thousands)

Rental revenue	$7,242	$6,952
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(3,645)	(3,243)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	3,597	3,709
Revenue from property sales	826	10,097
Costs related to property sales	(179)	(1,688)
Gain from property sales	647	8,409
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	4,244	12,118
General and administrative expenses excluding depreciation
and amortization expense (a)	(1,364)	(1,414)
Profit before depreciation and amortization expense (a)	2,880	10,704
Depreciation and amortization expense related to costs of
rental revenue	(2,477)	(2,176)
Depreciation and amortization expense - other	(17)	(19)
Operating profit	$386	$8,509

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense, and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America.  They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.  The aggregate of (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue equals the costs related to rental revenue and property sales on Griffin’s consolidated statement of operations.

The slight decrease of $0.1 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects an increase in costs related to rental revenue excluding depreciation and amortization expenses, which more than offset the increase in rental revenue.  The higher costs reflect building operating expenses of $0.3 million related to buildings that were on line for the entire 2008 six month period but were either acquired after the 2007 six month period or were either not in operation in the 2007 six month period or in operation for only a portion of the 2007 six month period.

The gain from property sales in the 2008 six month period reflects only the recognition of a portion of the previously deferred gain from the land sale to Walgreen that closed in 2006, as there were no property sales completed in the 2008 six month period.  In the 2007 six month period, Griffin Land’s gain from property sales included gains on several sales of undeveloped land, including two significant sales of undeveloped land parcels that were completed in the 2007 second quarter and approximately $0.1 million of previously deferred gain recognized on the land sale to Walgreen that closed in 2006.

Griffin Land’s general and administrative expenses were essentially unchanged in the 2008 six month period as compared to the 2007 six month period.  Depreciation and amortization expense at Griffin Land increased from approximately $2.2 million in the 2007 six month period to approximately $2.5 million in the 2008 six month period.  The increase principally reflects approximately $0.2 million of depreciation expense related to buildings either constructed or purchased in the latter half of fiscal 2007; therefore, there was no depreciation expense on those facilities in the 2007 six month period.

Imperial’s operating results for the 2008 and the 2007 six month periods are as follows:

	2008	2007
	Six Month Period	Six Month Period
	(amounts in thousands)

Net sales and other revenue	$17,477	$19,433
Cost of goods sold	14,919	16,787
Gross profit	2,558	2,646
Selling, general and administrative expenses	(2,712)	(2,851)
Operating loss	$(154)	$(205)

Imperial’s operating loss in the 2008 six month period was essentially unchanged from the 2007 six month period, reflecting an approximate $0.1 million decrease in gross profit substantially offset by a $0.1 million decrease in selling, general and administrative expenses.  The decrease in gross profit reflects the factors discussed in the 2008 second quarter results.  Imperial’s gross margin on sales, excluding charges of $0.2 million and $0.4 million for unsaleable inventories in the 2008 and 2007 six month periods, respectively, increased from 15.4% in the 2007 six month period to 15.8% in the 2008 six month period.  Due to the perishable nature of Imperial’s inventory, continued sales shortfalls could result in additional charges for unsaleable inventories in the latter part of the year.

Imperial’s selling, general and administrative expenses decreased from approximately $2.9 million in the 2007 six month period to approximately $2.7 million in the 2008 six month period.  The lower selling, general and administrative expenses in the current six month period reflects a decrease of $0.1 million of selling expense, due to the lower sales, and the 2007 six month period including $0.2 million of costs related to litigation which was settled later in the year.  Partially offsetting the lower litigation related expenses was $0.1 million of increased payroll expense due to an increase in headcount.

As a percentage of net sales, Imperial’s selling, general and administrative expenses increased from 14.7% in the 2007 six month period to 15.5% in the 2008 six month period.

Griffin’s general corporate expense decreased from $2.6 million in the 2007 six month period to $2.3 million in the 2008 six month period.  The decrease principally reflects the 2007 six month period including $0.3 million of costs related to litigation against the Company, and a decrease of $0.1 million in expense related to Griffin’s non qualified deferred compensation plan, partially offset by an increase of $0.1 million in salary expense due to increased headcount in the current year.

In the 2007 six month period, Griffin sold 1 million of its approximately 6.5 million shares of Centaur Media common stock and recorded a pretax gain of $2.4 million on those sales.  Griffin has not sold any of its Centaur Media common stock thus far in fiscal 2008.

Griffin’s consolidated interest expense increased $0.1 million in the 2008 six month period as compared to the 2007 six month period.  The increase in interest expense was due to less interest capitalized in the 2008 six month period than the 2007 six month period, reflecting a lower amount of construction activity in the current period.  Griffin’s average outstanding debt in the 2008 six month period was $49.4 million as compared to $51.6 million in the 2007 six month period.

Griffin’s investment income decreased from $0.9 million in the 2007 six month period to $0.6 million in the 2008 six month period.  The decrease in investment income reflects, on average, a lower amount of short-term investments in the 2008 six month period as compared to the 2007 six month period and lower investment returns in the current six month period, attributed to lower short-term interest rates this year.

Griffin’s effective income tax rate was 37.7% for the 2008 six month period, as compared to 37.4% for the 2007 six month period.  The effective tax rate for the 2008 and 2007 six month periods reflect the statutory federal income tax rate adjusted for state income taxes.  Griffin’s effective tax rate is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.0 million in the 2008 six month period as compared to $3.5 million in the 2007 six month period.  Net cash provided by operating activities in the 2008 six month period includes $9.3 million of cash generated from a reduction of short-term investments as compared to $12.7 million of cash generated from a reduction of short-term investments in the 2007 six month period.  Excluding the cash generated by the reductions of short-term investments in each period, Griffin had net cash used in operating activities of $7.3 million in the 2008 six month period as compared to $9.2 million in the 2007 six month period.  Although Griffin incurred a net loss in the 2008 six month period as compared to net income in the 2007 six month period, the 2007 results included significant gains from the sale of properties and the sale of Centaur Media common stock, which are not included in operating activities.  Changes in assets and liabilities that affected cash flow from operating activities in the 2008 six month period include decreases in accounts receivables, inventories and other current assets and an increase in accounts payable and accrued liabilities.  The increase in accounts receivable and decrease in inventories in the 2008 six month period were each less than the respective changes in the 2007 six month period due principally to the lower sales volume at Imperial.  The decrease in other current assets in the 2008 six month period was less than the decrease in the 2007 six month period because the 2007 six month period included a $2.2 million reduction of Griffin’s income tax receivable as a result of Griffin’s income tax accrual for that period.  The greater increase in accounts payable and accrued liabilities in the 2008 six month period as compared to the 2007 six month period principally reflects the timing of raw material purchases and payments at Imperial.

In the 2008 six month period, Griffin had net cash of $5.1 million used in investing activities as compared to net cash of $1.1 million used in investing activities in the 2007 six month period.  The net cash used in investing activities in the 2008 six month period includes additions to Griffin Land’s real estate assets of $4.7 million, principally reflecting construction of a new approximately 100,000 square foot industrial building in Tradeport and tenant improvements related to new leases.  Additions to property and equipment in the 2008 six month period were $0.3 million principally to replace equipment used in Imperial’s farming operations.  Investing activities in the 2007 six month period included $9.3 million of cash generated from property sales, partially offset by $6.3 million of those cash proceeds being held in escrow, and $2.3 million of cash proceeds from the sale of a portion of Griffin’s common stock in Centaur Media.  The cash proceeds from one of the property sales completed in the 2007 six month period were held in escrow in connection with the use of a portion of those proceeds to acquire property in a Section 1031 exchange for income tax purposes.  That acquisition was completed in the 2007 fourth quarter.

Net cash used in financing activities was $3.9 million in the 2008 six month period as compared to $1.0 million in the 2007 six month period.  The net cash used in financing activities in the 2008 six month period reflects $2.3 million for the repurchase of 69,000 shares of Griffin’s common stock (see below), $1.0 million for the payment of quarterly dividends on Griffin’s common stock and $0.6 million for payments of principal on Griffin Land’s nonrecourse mortgages and capital lease obligations.  There were no dividend payments in the 2007 six month period as the payment of quarterly dividends did not begin until the first quarter of fiscal 2008.

In fiscal 2007, Griffin’s Board of Directors authorized a program to repurchase, from time to time, up to 250,000 outstanding shares of Griffin common stock.  The program to repurchase does not obligate Griffin to repurchase any specific number of shares, may be suspended at any time at management’s discretion and expires on December 31, 2008.  Griffin repurchased 69,000 shares of its common stock in the 2008 six month period for approximately $2.3 million, and as of May 31, 2008, Griffin was authorized to repurchase 68,100 shares of its common stock.  Based on the market price of its common stock as of May 31, 2008, if the total authorized number of shares are repurchased, Griffin would expend approximately $2.4 million.

In the 2008 six month period, Griffin Land and the Town of Simsbury, Connecticut, executed agreements settling litigation related to Meadowood, Griffin Land’s proposed residential development.  The settlement agreements grant Griffin Land town approvals for Meadowood.  As part of the agreements with the town, Griffin Land will be required to perform certain remediation measures.  Development of Meadowood remains subject to receiving certain environmental approvals from government agencies, which Griffin Land will be seeking to obtain this year.

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

Griffin’s payments (including principal and interest) under contractual obligations as of May 31, 2008 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$66.4	$4.4	$14.9	$13.7	$33.4
Capital Lease Obligations	0.2	0.1	0.1	-	-
Operating Lease Obligations	1.2	0.2	0.5	0.4	0.1
Purchase Obligations (1)	3.2	3.2	-	-	-
Other (2)	2.4	-	-	-	2.4
	$73.4	$7.9	$15.5	$14.1	$35.9

(1)
Includes obligations for the construction of the shell of a new industrial building at Griffin Land, completion of tenant improvements, infrastructure improvements in Tradeport and for the purchase of plants and raw materials by Imperial.

(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

In the near-term, Griffin plans to continue to invest in its real estate business through development of its current land holdings and expansion into new areas through acquisitions of undeveloped land, existing buildings or both.  Near the end of the 2008 first quarter, Griffin Land started construction on the shell of a 100,000 square foot industrial building in Tradeport.  A lease for approximately 58,000 square feet of this new building was signed prior to the start of construction.  As a result of an increase in material costs, the construction cost of this new building will be higher than the cost of construction on the Tradeport buildings previously developed by Griffin Land.  An increase in the cost of constructing new facilities will result in higher depreciation expense in future periods and require increased investment in Griffin Land’s real estate assets, which may lower the return on investment in new facilities in the real estate business.  During the balance of fiscal 2008, Griffin Land will complete construction of this new Tradeport building, expected by the end of the third quarter, and expects to incur expenditures for tenant improvements as leases for currently vacant space are executed.  Griffin Land will also continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.

As of May 31, 2008, Griffin had cash and short-term investments of approximately $17.7 million.  Management believes that the significant amount of cash and short-term investments held by Griffin will be sufficient to finance the working capital requirements of its businesses, the continued investment in Griffin’s real estate assets for the foreseeable future, the payment of quarterly dividends on its common stock and the repurchase of its common stock as authorized by the Board of Directors.  Griffin may also continue to seek nonrecourse mortgage placements on selected properties.  Griffin also anticipates seeking to purchase either or both land and buildings with a substantial portion of its cash and short-term investment balances.   Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

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

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to improvement in the operating results of Imperial, leasing of currently vacant space, construction of additional facilities in the real estate business, completion of land sales that are currently under contract, the acquisition of real estate assets or the repurchase by Griffin of the number of shares of its outstanding common stock currently authorized by its Board of Directors.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  Griffin’s mortgage interest rates are described in Note 4 to the unaudited consolidated financial statements included in Item 1.  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  Griffin did not have any variable rate debt outstanding during the 2008 six month period.

Griffin is potentially exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents.  These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.  Griffin’s short-term investments generally consist of debt instruments with maturities ranging from one to twenty-three months, with a weighted average maturity of approximately eight months as of May 31, 2008.  These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

In 1999, Griffin Land filed land use applications with the land use commissions of Simsbury, Connecticut for Meadowood, a proposed residential development on approximately 363 acres of land.  In 2000, Simsbury’s land use commissions issued denials of Griffin Land’s Meadowood application.  As a result of those denials, Griffin brought several separate, but related, suits appealing those decisions.  In 2002, the trial court upheld two of Griffin Land’s appeals and ordered the town’s Planning and Zoning Commissions to approve the Meadowood application.  The Town appealed those decisions.  In 2004, the Connecticut Supreme Court ordered the Zoning Commission to approve the zoning regulations proposed by Griffin Land for Meadowood.  The Connecticut Supreme Court also ruled that the denial of the Meadowood application by the Planning Commission can be upheld because Griffin Land had not obtained the required sewer usage permits at the time the application was made to the Planning Commission.  The required sewer usage permits for Meadowood were subsequently obtained.  Also in 2004, the Connecticut Supreme Court reversed a lower court decision that had denied Griffin Land a wetlands permit, and remanded the case to Superior Court for further proceedings to determine if a wetlands permit must be issued.  In 2005, the Superior Court ruled that Griffin Land must again apply to the Town’s Conservation and Inland Wetlands Commission for a wetlands permit for its proposed Meadowood development.

In early 2007, Griffin Land and the Town of Simsbury jointly filed a motion in the Appellate Court to have the appeal remanded to the Superior Court in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval.  Also in 2007, the Town’s Planning, Zoning and Inland Wetlands Commissions approved resolutions for settlement agreements.  The settlement terms include, among other things, approval for up to 299 homes, certain remediation measures to be performed by Griffin Land and the purchase by the Town, subject to approvals, of a portion of the Meadowood land for Town open space.  In February 2008, the Simsbury Planning Commission approved a resolution recommending that the Town acquire the portion of the Meadowood land as outlined in the settlement agreements if such land is substantially clean and suitable for use as municipal open space.  In March 2008, Griffin Land and Simsbury executed settlement agreements under the terms described above.  The settlement agreements were approved by the Connecticut Superior Court on April 18, 2008 and April 28, 2008, thus concluding the litigation on this matter with no further appeals possible.  In May 2008, the Town of Simsbury approved the purchase of a portion of the Meadowood land for town open space.  Development of Meadowood remains subject to receiving certain environmental approvals from government agencies, which Griffin Land will be seeking to obtain this year.

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

There have been no material changes from the risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 1, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 7, 2008	56,100	$34.02	169,000	81,000
May 30, 2008	12,900	$33.19	181,900	68,100

On January 31, 2007, Griffin announced that its Board of Directors had authorized the repurchase of 150,000 shares of its common stock.  On November 13, 2007, Griffin’s Board authorized an increase of 100,000 shares to the repurchase program.  The program to repurchase does not obligate Griffin to repurchase any specific number of shares, may be suspended at any time at management’s discretion and expires on December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Annual Meeting of Stockholders: May 13, 2008

(b)	The following were elected as Directors at the Annual Meeting, representing all of the directors:

(i)	1) Mr. Winston J. Churchill, Jr. was elected a Director for 2008 with 3,580,704 votes in favor, 1,405,215 withheld, and 50,630 not voting.

2) Mr. Edgar M. Cullman was elected a Director for 2008 with 3,584,534 votes in favor, 1,401,385 withheld, and 50,630 not voting.

3) Mr. David M. Danziger was elected a Director for 2008 with 3,584,534 votes in favor, 1,401,385 withheld, and 50,630 not voting.

4) Mr. Frederick M. Danziger was elected a Director for 2008 with 3,584,534 votes in favor, 1,401,385 withheld, and 50,630 not voting.

5) Mr. Thomas C. Israel was elected a Director for 2008 with 3,564,319 votes in favor, 1,421,600 withheld, and 50,630 not voting.

6) Mr. Alan Plotkin * was elected a Director for 2008 with 3,585,554 votes in favor, 1,400,365 withheld, and 50,630 not voting.

7) Mr. David F. Stein was elected a Director for 2008 with 3,391,319 votes in favor, 1,594,600 withheld, and 50,630 not voting.

 *  Subsequent to his election to Griffin’s Board of Directors at the 2008 Annual Meeting, Mr. Plotkin died.  There has not yet been an appointment made to replace Mr. Plotkin on Griffin’s Board of Directors.

(c)	The selection of McGladrey & Pullen, LLP as independent registered public accountants for 2008 was ratified with 4,984,242 votes in favor, 900 opposed, and 51,407 not voting.

ITEM 6.	EXHIBITS

	Exhibit No.	Description

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

10.34
Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-K dated December 2, 2006 filed February 15, 2007)

10.35
Employment Agreement by and between Imperial Nurseries, Inc. and Gregory Schaan dated January 1, 2001, as amended April 9, 2008 (incorporated by reference to Form 10-Q dated March 1, 2008 filed April 10, 2008)

14.1	Griffin Land & Nurseries, Inc. Code of Ethics (incorporated by reference to Form 10-K dated November 29, 2003, filed February 25, 2004)

16.1	Letter from PricewaterhouseCoopers LLP dated March 26, 2008 (incorporated by reference to Form 8-K dated March 25, 2008 filed March 27, 2008)

21	Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 *        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

/s/ FREDERICK M. DANZIGER
Date: July 10, 2008	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
Date: July 10, 2008	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary