Form 10-Q
period 2008-08-30
GRIFFIN LAND & NURSERIES INC
filed 2008-10-08
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 30, 2008

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

Number of shares of Common Stock outstanding at September 26, 2008: 5,059,206

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 and 39 Weeks Ended August 30, 2008 and September 1, 2007	3

		Consolidated Balance Sheets (unaudited)
		August 30, 2008 and December 1, 2007	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		39 Weeks Ended August 30, 2008 and September 1, 2007	5

		Consolidated Statements of Cash Flows (unaudited)
		39 Weeks Ended August 30, 2008 and September 1, 2007	6

		Notes to Consolidated Financial Statements (unaudited)	7-19

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	20-32

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	32-33

	ITEM 4	Controls and Procedures	33

PART II -		OTHER INFORMATION

	ITEM 1	Legal Proceedings	34

	ITEM 1A	Risk Factors	34

	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

	ITEMS 3-5	Not Applicable

	ITEM 6	Exhibits	35-37

		SIGNATURES	38

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Landscape nursery net sales	$3,824	$4,861	$21,301	$24,294
Rental revenue and property sales	4,040	7,287	12,108	24,336
Total revenue	7,864	12,148	33,409	48,630

Costs of landscape nursery sales	3,797	4,387	18,716	21,174
Costs related to rental revenue and property sales	2,625	3,483	8,926	10,590
Total costs of goods sold and costs related to rental revenue and property sales	6,422	7,870	27,642	31,764

Gross profit	1,442	4,278	5,767	16,866

Selling, general and administrative expenses	2,924	2,592	9,345	9,457
Operating (loss) profit	(1,482)	1,686	(3,578)	7,409
Gain on sale of Centaur Media common stock	-	476	-	2,873
Interest expense	(762)	(793)	(2,423)	(2,339)
Investment income	106	2,105	675	3,018
(Loss) income before income tax (benefit) provision	(2,138)	3,474	(5,326)	10,961
Income tax (benefit) provision	(869)	1,191	(2,071)	3,993
Net (loss) income	$(1,269)	$2,283	$(3,255)	$6,968

Basic net (loss) income per common share	$(0.25)	$0.44	$(0.64)	$1.35

Diluted net (loss) income per common share	$(0.25)	$0.43	$(0.64)	$1.32

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)
	August 30, 2008	December 1, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,153	$11,120
Short-term investments, net	10,623	22,875
Accounts receivable, less allowance of $154 and $124	3,835	2,222
Inventories, net	30,853	30,374
Deferred income taxes	1,329	1,384
Other current assets	5,768	3,640
Total current assets	57,561	71,615
Real estate held for sale or lease, net	115,273	109,644
Property and equipment, net	7,717	8,270
Investment in Centaur Media, plc	6,911	10,308
Other assets	6,967	6,966
Total assets	$194,429	$206,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$8,675	$1,239
Accounts payable and accrued liabilities	6,348	5,694
Deferred revenue	2,514	3,141
Total current liabilities	17,537	10,074
Long-term debt	40,154	48,456
Deferred income taxes	3,444	4,987
Other noncurrent liabilities	4,756	4,383
Total liabilities	65,891	67,900

Commitments and contingencies (Note 8)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,437,162 and 5,321,232 shares issued, respectively,
and 5,059,206 and 5,092,649 shares outstanding, respectively	54	53
Additional paid-in capital	103,392	101,703
Retained earnings	35,425	40,199
Accumulated other comprehensive income, net of tax	2,794	5,002
Treasury stock, at cost, 377,956 and 228,583 shares, respectively	(13,127)	(8,054)
Total stockholders' equity	128,538	138,903
Total liabilities and stockholders' equity	$194,429	$206,803

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Thirty-Nine Weeks Ended August 30, 2008 and September 1, 2007
(dollars in thousands)
(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Income (Loss)
Balance at December 2, 2006	5,177,709	$52	$98,549	$32,377	$9,942	$(1,306)	$139,614

Exercise of stock options,
including tax benefit of $949,
and shares tendered related to
stock options exercised	131,523	1	2,771	-	-	(2,568)	204

Stock-based compensation
expense	-	-	95	-	-	-	95

Repurchase of common stock	-	-	-	-	-	(1,555)	(1,555)

Net income	-	-	-	6,968	-	-	6,968	$6,968

Reclassification adjustment for
gains on the sale of Centaur
Media, plc included in net income	-	-	-	-	(1,868)	-	(1,868)	(1,868)

Other comprehensive loss,
from Centaur Media, plc,
net of tax	-	-	-	-	(878)	-	(878)	(878)

Balance at September 1, 2007	5,309,232	$53	$101,415	$39,345	$7,196	$(5,429)	$142,580	$4,222

Balance at December 1, 2007	5,321,232	$53	$101,703	$40,199	$5,002	$(8,054)	$138,903

Exercise of stock options,
including shares tendered
related to stock options
exercised	115,930	1	1,556	-	-	(2,193)	(636)

Stock-based compensation
expense	-	-	133	-	-	-	133

Repurchase of common stock	-	-	-	-	-	(2,880)	(2,880)

Dividends declared	-	-	-	(1,519)	-	-	(1,519)

Net loss	-	-	-	(3,255)	-	-	(3,255)	$(3,255)

Other comprehensive loss,
from Centaur Media, plc,
net of tax	-	-	-	-	(2,208)	-	(2,208)	(2,208)

Balance at August 30, 2008	5,437,162	$54	$103,392	$35,425	$2,794	$(13,127)	$128,538	$(5,463)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 39 Weeks Ended,
	August 30, 2008	September 1, 2007
Operating activities:
Net (loss) income	$(3,255)	$6,968
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	4,695	4,308
Gain on sales of properties	(903)	(11,307)
Payment of employee withholding taxes on stock options exercised	(769)	(994)
Provision for inventory losses	550	655
Deferred income taxes	(299)	205
Stock-based compensation expense	133	95
Amortization of debt issuance costs	75	75
Provision for bad debts	35	14
Change in unrealized gains on trading securities	14	393
Equity income from equity investment	(6)	(7)
Gain on sale of common stock in Centaur Media, plc	-	(2,873)
Current taxes in other comprehensive income reclassified into net
income	-	197
Changes in assets and liabilities which increased (decreased) cash:
Short-term investments	12,238	8,738
Accounts receivable	(1,648)	(1,820)
Inventories	(1,029)	1,295
Other current assets	(2,128)	653
Accounts payable and accrued liabilities	178	(1,625)
Deferred revenue	718	608
Other noncurrent assets and noncurrent liabilities, net	(290)	(891)
Net cash provided by operating activities	8,309	4,687

Investing activities:
Additions to real estate held for sale or lease	(8,664)	(8,895)
Additions to property and equipment	(407)	(398)
Proceeds from sales of properties, net of expenses	-	11,361
Increase in cash held in escrow by a third party	-	(6,400)
Proceeds from sale of common stock in Centaur Media, plc	-	3,467
Proceeds from distribution from Shemin Nurseries Holding Corp.	-	189
Net cash used in investing activities	(9,071)	(676)

Financing activities:
Repurchase of common stock	(2,880)	(1,555)
Dividends paid to stockholders	(1,522)	-
Payments of debt	(936)	(908)
Tax benefit of stock options exercised	-	949
Exercise of stock options	133	249
Net cash used in financing activities	(5,205)	(1,265)
Net (decrease) increase in cash and cash equivalents	(5,967)	2,746
Cash and cash equivalents at beginning of period	11,120	2,265
Cash and cash equivalents at end of period	$5,153	$5,011
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

The results of operations for the thirteen weeks ended August 30, 2008 (the “2008 third quarter”) and the thirty-nine weeks ended August 30, 2008 (the “2008 nine month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended September 1, 2007 is referred to herein as the “2007 third quarter” and the thirty-nine weeks ended September 1, 2007 is referred to herein as the “2007 nine month period.”

Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.   Recent Accounting Pronouncements

Effective December 2, 2007, Griffin adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Specifically, FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides enhanced guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In connection with the adoption of FIN No. 48, Griffin has analyzed its federal and significant state filing positions.  Griffin’s federal income tax returns for fiscal 2004 through fiscal 2006 are currently under examination by the Internal Revenue Service.  The periods subject to examination for Griffin’s significant state return, which is Connecticut, are fiscal 2005 through fiscal 2007.  Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that will result in a material change on its financial statements.  As a result, no accrual for uncertain income tax positions has been recorded pursuant to FIN No. 48 nor was there a cumulative effect related to adopting FIN No. 48.

Griffin’s policy for recording interest and penalties, related to uncertain tax positions, is to record such items as part of its provision for federal and state income taxes.

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

3.    Subsequent Events

Subsequent to the end of the 2008 third quarter, Griffin’s Board of Directors determined that Imperial will significantly reduce production at its Quincy, Florida farm.  Imperial expects to continue to operate its farm in Granby, Connecticut at its current level of production.  The significant reduction in product to be grown in Florida reflects the difficulties the Quincy facility has encountered as a result of the increase in costs to deliver Florida product to most of Imperial’s major markets, which are located in the mid-Atlantic area and northeastern United States.  Imperial has been unable to develop sufficient volume in more southern markets to reduce its dependence on shipping Florida product substantial distances.  This change will enable Imperial to focus more as a regional grower with most of its major markets within close proximity of its Connecticut farm. As of August 30, 2008, inventory and property and equipment at Imperial’s Florida farm comprised 35% of Imperial’s total assets. Imperial will record a significant charge to its operating results in the 2008 fourth quarter as a result of this decision.

Subsequent to the end of the 2008 third quarter, Griffin Land completed a lease for its entire approximate 308,000 square foot warehouse in Manchester, Connecticut, which had been vacant.  The new lease is for seven years, and, in addition to other customary terms, includes an option, with certain conditions, exercisable by Griffin Land to sell the property to the lessee, and another option, exercisable by the lessee to purchase the property from Griffin Land during different three year periods at an agreed upon price.  The new lease became effective in the 2008 fourth quarter.

4.           Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Total revenue:
Landscape nursery net sales	$3,824	$4,861	$21,301	$24,294
Rental revenue and property sales	4,040	7,287	12,108	24,336
	$7,864	$12,148	$33,409	$48,630
Operating (loss) profit:
Landscape nursery segment	$(1,096)	$(679)	$(1,250)	$(884)
Real estate segment	606	3,192	992	11,701
Industry segment totals	(490)	2,513	(258)	10,817
General corporate expense	(992)	(827)	(3,320)	(3,408)
Operating (loss) profit	(1,482)	1,686	(3,578)	7,409
Gain on sale of Centaur Media common stock	-	476	-	2,873
Interest expense	(762)	(793)	(2,423)	(2,339)
Investment income	106	2,105	675	3,018
(Loss) income before income tax (benefit) provision	$(2,138)	$3,474	$(5,326)	$10,961

Identifiable assets:	August 30, 2008	December 1, 2007
Landscape nursery segment	$42,132	$42,107
Real estate segment	124,960	118,121
Industry segment totals	167,092	160,228
General corporate (consists primarily of investments)	27,337	46,575
Total assets	$194,429	$206,803

Revenue of the real estate segment in the 2008 third quarter and 2008 nine month period includes property sales revenue of $255 and $1,081, respectively.  Revenue of the real estate segment in the 2007 third quarter and 2007 nine month period includes property sales revenue of $3,798 and $13,895, respectively.  Included in property sales revenue for all periods presented is the recognition of previously deferred revenue on a sale of undeveloped land that was completed in 2006 (see Note 7).

5.      Long-Term Debt

Long-term debt includes:
	August 30, 2008	December 1, 2007
Nonrecourse mortgages:
8.54%, due July 1, 2009	$7,508	$7,585
6.08%, due January 1, 2013	7,684	7,834
6.30%, due May 1, 2014	975	1,078
5.73%, due July 1, 2015	20,495	20,721
8.13%, due April 1, 2016	5,119	5,287
7.0%, due October 1, 2017	6,859	6,983
Total nonrecourse mortgages	48,640	49,488
Capital leases	189	207
Total	48,829	49,695
Less: current portion	(8,675)	(1,239)
Total long-term debt	$40,154	$48,456

The entire balance of the nonrecourse mortgage due July 1, 2009 is classified as a current liability because that mortgage is due within the next twelve months.

6.    Stockholder’s Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007

Net (loss) income as reported for computation
of basic and diluted per share results	$(1,269)	$2,283	$(3,255)	$6,968

Weighted average shares outstanding for
computation of basic per share results	5,044,000	5,151,000	5,060,000	5,145,000

Incremental shares from assumed exercise
of Griffin stock options (a)	-	103,000	-	129,000

Weighted average shares outstanding for
computation of diluted per share results	5,044,000	5,254,000	5,060,000	5,274,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  The incremental shares from the assumed exercise of stock options for the thirteen and thirty-nine weeks ended August 30, 2008 would have been 72,000 and 87,000, respectively.

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

Stock options issued will expire ten years from the grant date.  Stock options issued to independent directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to independent directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at August 30, 2008 may be exercised as stock appreciation rights.

There were 29,704 stock options and 4,208 stock options granted during the 2008 and 2007 nine month periods, respectively.  The fair value of the stock options granted during the 2008 and 2007 nine month periods were estimated as of the grant dates using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted were as follows:

	For the 39 Weeks Ended,
	August 30, 2008	September 1, 2007

Expected volatility	38.6% to 41.1%	43.4%
Risk free interest rate	3.5%	4.7%
Expected option term	7 to 8 years	8.8 years
Annual dividend yield	$0.40	none

All of Griffin’s stock-based compensation expense in the 2008 third quarter and 2008 nine month period related to the unvested portion of options granted subsequent to Griffin’s adoption of SFAS No. 123(R).  Included in Griffin's stock-based compensation expense in the 2007 nine month period are the costs related to the unvested portion of certain stock option grants made prior to Griffin’s adoption of SFAS No. 123(R) effective at the beginning of fiscal 2006.

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 39 Weeks Ended,
	August 30, 2008		September 1, 2007
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	218,378	$14.13	347,300	$13.84
Exercised	(115,930)	$13.43	(131,523)	$13.86
Vested	5,140	$31.13	14,601	$19.71
Outstanding at end of period	107,588	$15.70	230,378	$14.21

Range of Exercise Prices for Vested Options	Outstanding at August 30, 2008	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value
$9.00-$18.00	88,962	$13.37	2.3	$476
Over $24.00	18,626	$26.84	6.6	248
	107,588	$15.70	3.0	$724

	For the 39 Weeks Ended,
	August 30, 2008		September 1, 2007
Unvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	18,348	$32.62	28,741	$25.27
Granted	29,704	$34.03	4,208	$38.00
Vested	(5,140)	$31.13	(14,601)	$19.71
Forfeited	(2,228)	$35.89	-	$-
Outstanding at end of period	40,684	$33.66	18,348	$32.62

Range of Exercise Prices for Unvested Options	Outstanding at August 30, 2008	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Fair Value
Over $24.00	40,684	$33.66	9.0	$637

Number of option holders at August 30, 2008	17

Compensation expense for unvested stock options recognized in the 2008 third quarter and the 2008 nine month period was $33 and $133, respectively, with related tax benefits of $9 and $39, respectively.  Compensation expense for unvested stock options recognized in the 2007 third quarter and 2007 nine month period was $30 and $95, respectively, with related tax benefits of $8 and $25, respectively.  As of August 30, 2008, the unrecognized compensation expense related to unvested stock options that will be recognized during future periods is as follows:

Remainder of Fiscal 2008	$ 46
Fiscal 2009	$ 161
Fiscal 2010	$ 120
Fiscal 2011	$ 64
Fiscal 2012	$ 27
Fiscal 2013	$ 2

Treasury Stock

In fiscal 2007, Griffin’s Board of Directors authorized a program to repurchase, from time to time, up to 250,000 shares of its outstanding common stock through private transactions.  The program does not obligate Griffin to repurchase any specific number of shares, may be suspended at any time at management’s discretion and expires on December 31, 2008.  During the 2008 nine month period, Griffin repurchased 85,200 of its outstanding shares for approximately $2.9 million.  During the 2007 nine month period, Griffin repurchased 42,000 shares of its outstanding common stock for approximately $1.6 million.  As of August 30, 2008, there remain 51,900 shares authorized to be repurchased by Griffin.

In the 2008 and 2007 nine month periods, Griffin received 64,173 shares and 70,637 shares, respectively, of its common stock in connection with the exercise of stock options and for reimbursement of income tax withholdings related to those stock option exercises.  The shares received were recorded as treasury stock, which resulted in increases of treasury stock of approximately $2.2 million and $2.6 million, respectively.

Accumulated Other Comprehensive Income

As of August 30, 2008, Griffin owns 5,277,150 shares in Centaur Media, plc (“Centaur Media”).  Griffin’s investment in Centaur Media is accounted for as an available-for-sale security under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, the investment in Centaur Media is carried at its fair value on Griffin’s consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income.  Upon Griffin’s sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that are sold during the time Griffin held those shares, is reclassified from accumulated other comprehensive income and included in Griffin’s consolidated statement of operations.  Griffin did not sell any of its holdings in Centaur Media in the 2008 nine month period.  In the 2007 third quarter and nine month period, Griffin sold 200,000 and 1,200,000 shares in Centaur Media, respectively, for total proceeds of $0.6 million and $3.5 million, respectively.

Changes in accumulated other comprehensive income in the 2008 and 2007 nine month periods consist of the following:

	For the 39 Weeks Ended,
	August 30, 2008	September 1, 2007

Balance at beginning of period	$5,002	$9,942
Reclassification adjustment for gains on Centaur Media, plc
included in net income, net of tax provision of $1,022	-	(1,868)
Decrease in fair value of Centaur Media, net of taxes of
($874) and ($551), respectively	(1,622)	(1,024)
(Decrease) increase in fair value of Centaur Media, due to exchange
(loss) gain, net of taxes of ($315) and $78, respectively	(586)	146
Balance at end of period	$2,794	$7,196

7.    Supplemental Financial Statement Information

Cash Dividends

In the 2008 nine month period, Griffin declared three cash dividends of $0.10 per common share each. There were no dividends declared in the 2007 nine month period.

Short-Term Investments

Griffin's short-term investments are comprised principally of debt securities and are accounted for as trading securities under SFAS No. 115.  Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet dates, and net realized and unrealized gains and losses on those investments are included in Griffin’s pretax loss.  At August 30, 2008 and December 1, 2007, $0.2 million and $0.4 million, respectively, of Griffin’s short-term investments were being used as security for letters of credit of Griffin Land.  The composition of short-term investments at August 30, 2008 and December 1, 2007 is as follows:

	August 30, 2008		December 1, 2007
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$10,362	$10,389	$10,930	$10,970
Certificates of deposit	234	234	454	454
Federal agency coupon notes	-	-	11,450	11,451
Total short-term investments	$10,596	$10,623	$22,834	$22,875

Investment income in the 2008 and 2007 third quarters and 2008 and 2007 nine month periods consists of:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007

Net realized gains on the sales of short-term investments	$41	$411	$461	$1,407
Interest and dividend income	32	158	222	369
Change in unrealized gains on short-term investments	33	(92)	(14)	(393)
Dividend income from Shemin Nurseries Holding Corp.	-	1,628	-	1,628
Other investment income	-	-	6	7
	$106	$2,105	$675	$3,018

Included in investment income in the thirteen and thirty-nine weeks ended September 1, 2007 is $1.6 million of a total of $1.8 million in cash received from Shemin Nurseries Holding Corp. (“SNHC”).  The amount reported as dividend income is based on the amount of cumulative earnings of SNHC, with the balance of the amount received from SNHC reported as a return of investment.  After this transaction, and as of August 30, 2008, Griffin’s remaining investment in SNHC is $0.3 million and is included in other assets on Griffin’s consolidated balance sheet.  Griffin, which holds approximately 14% of the outstanding common stock of SNHC, accounts for its investment in SNHC under the cost method of accounting for investments.

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

As of August 30, 2008, approximately 92% of the projected total costs related to this transaction have been incurred; therefore, from the date of the transaction through August 30, 2008, approximately 92% of the total revenue and pretax gain on the sale have been recognized in Griffin’s consolidated statements of operations.  Griffin’s consolidated statements of operations for the 2008 third quarter and 2008 nine month period include revenue of approximately $0.1 million and $1.0 million, respectively, and a pretax gain of $0.1 million and $0.7 million, respectively, from this land sale.  Griffin’s consolidated statements of operations for the 2007 third quarter and 2007 nine month period included revenue of $1.7 million and $1.8 million, respectively, and a pretax gain of $1.6 million and $1.7 million, respectively, from this land sale.  The balance of the revenue and the pretax gain on the sale is expected to be recognized during fiscal 2008 because the required roadwork improvements are expected to be completed this year.  Included on Griffin’s consolidated balance sheet as of August 30, 2008 is deferred revenue of approximately $1.0 million applicable to this transaction.  Including the approximately $9.4 million pretax gain on the sale recognized from the time the land sale closed in fiscal 2006 through August 30, 2008, the total pretax gain on this transaction is expected to be approximately $10.2 million after all revenue is recognized and all costs incurred.  While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required road improvements, increases or decreases in future costs over current estimated amounts would reduce or increase the gain recognized in future periods.

Supplemental Cash Flow Information

Decreases of $3.4 million and $1.4 million, respectively, in the 2008 nine month period and 2007 nine month period, respectively, in Griffin’s Investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at August 30, 2008 and December 1, 2007 were $1.8 million and $1.3 million, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease increased $0.5 million in the 2008 nine month period and decreased by $0.6 million in the 2007 nine month period.

As of August 30, 2008, included in Griffin’s accrued liabilities is a dividend payable of $506 reflecting a dividend on Griffin’s common stock declared prior to the end of the 2008 third quarter that was paid subsequent to the end of Griffin’s 2008 third quarter.  As of December 1, 2007, Griffin’s accrued liabilities included $509 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2007 and paid in the 2008 first quarter.

Deferred revenue related to the Walgreen land sale that closed in fiscal 2006 decreased by approximately $0.1 million and $1.0 million in the 2008 third quarter and 2008 nine month period, respectively, and decreased by $1.7 million and $1.8 million in the 2007 third quarter and 2007 nine month period, respectively.  That transaction is being accounted for using the percentage of completion method.  Griffin received the cash proceeds from that transaction in fiscal 2006.

Deferred revenue related to the value of an option to purchase residential lots in Stratton Farms, a residential development in Suffield, Connecticut, was recognized in the 2008 third quarter because the holder of that option did not exercise its right to purchase additional residential lots before that right expired.  There was no cash received in the 2008 third quarter related to this transaction as the cash for the option was received in fiscal 2006.

Interest payments, net of capitalized interest, were $2.4 million and $2.3 million in the 2008 and 2007 nine month periods, respectively.  There were no income tax payments made in the 2008 nine month period.  Income tax payments of $2.1 million were made in the 2007 nine month period.  Griffin capitalized interest of $0.1 million and $0.3 million in the 2008 and 2007 nine month periods, respectively.

Inventories

Inventories consist of:

	August 30, 2008	December 1, 2007

Nursery stock	$30,282	$29,228
Materials and supplies	1,484	1,913
	31,766	31,141
Reserves	(913)	(767)
	$30,853	$30,374

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	August 30, 2008	December 1, 2007
Land		$715	$674
Land improvements	10 to 20 years	5,582	5,550
Buildings and improvements	10 to 40 years	3,060	3,060
Machinery and equipment	3 to 20 years	17,712	17,381
		27,069	26,665
Accumulated depreciation		(19,352)	(18,395)
		$7,717	$8,270

Griffin incurred new capital lease obligations of $70 and $79, respectively, in the 2008 nine month period and 2007 nine month period.

Real Estate Held for Sale or Lease

Real estate held for sale or lease consists of:

		August 30, 2008
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,696	$7,770	$9,466
Land improvements	10 to 30 years	691	6,781	7,472
Buildings and improvements	10 to 40 years	-	97,515	97,515
Tenant improvements	Shorter of useful life or term of related lease	-	10,855	10,855
Development costs		7,214	12,010	19,224
		9,601	134,931	144,532
Accumulated depreciation		-	(29,259)	(29,259)
		$9,601	$105,672	$115,273

		December 1, 2007
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,696	$7,732	$9,428
Land improvements	10 to 30 years	691	6,757	7,448
Buildings and improvements	10 to 40 years	-	97,167	97,167
Tenant improvements	Shorter of useful life or term of related lease	-	10,127	10,127
Development costs		6,803	4,717	11,520
		9,190	126,500	135,690
Accumulated depreciation		-	(26,046)	(26,046)
		$9,190	$100,454	$109,644

Income Taxes

Griffin’s effective income tax benefit rate was 38.9 % in the 2008 nine month period as compared to 36.4% in the 2007 nine month period.  Included in the income tax benefit for the 2008 nine month period is approximately $0.1 million of tax benefit resulting from the adjustment of amounts estimated when preparing the 2007 income tax provision to the amounts included on Griffin’s 2007 income tax returns.  The effective income tax benefit rate used in the 2008 nine month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

The 2008 and 2007 nine month periods include decreases of $1,189 and $473, respectively, to deferred income tax liabilities related to the mark to market adjustments on Griffin’s investment in Centaur Media.  The decrease to deferred income tax liabilities for the mark to market adjustment of Centaur Media is included as a credit in Griffin’s other comprehensive income (loss) for the 2008 and 2007 nine month periods.

Postretirement Benefits

Griffin maintains a postretirement benefits program which provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Griffin's postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets.  Griffin's contributions to its postretirement benefits program in the 2008 nine month period and 2007 nine month period were $4 and $7, respectively, with an expected contribution of $6 for the fiscal 2008 full year.  The components of Griffin's postretirement benefits expense are immaterial for all periods presented.

8.    Commitments and Contingencies

As of August 30, 2008, Griffin had committed purchase obligations of $1.9 million, principally for Griffin Land’s construction of the shell of a new industrial building in Tradeport, site work for additional industrial buildings in Tradeport and required infrastructure improvements at Tradeport.  The infrastructure improvements are required by the Connecticut State Traffic Commission in connection with an increase in the permitted square feet of construction in the portion of Tradeport located in Windsor, Connecticut.

As of August 30, 2008, there were two collateralized letters of credit outstanding, aggregating approximately $0.2 million, issued by Griffin Land in favor of the towns of Suffield and Windsor, Connecticut, that ensures Griffin Land’s performance in completing certain infrastructure for Griffin Land’s residential development, Stratton Farms and certain road improvements at New England Tradeport.  The letters of credit are collateralized by short-term investments of $0.2 million.

As of August 30, 2008, Griffin is authorized by its Board of Directors to repurchase, from time to time, up to 51,900 shares of its outstanding common stock through private transactions.  The program to repurchase common stock expires on December 31, 2008, does not obligate Griffin to repurchase any specific number of shares and may be suspended at any time at management’s discretion.  Based on the market price of its common stock as of August 30, 2008, if the total authorized number of shares are repurchased, Griffin would expend approximately $1.8 million.

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

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended December 1, 2007 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.  Effective December 2, 2007, Griffin adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The adoption of these new pronouncements did not have a material effect on Griffin’s financial statements.

The preparation of Griffin’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported.  Actual results could differ from those estimates.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and thirty-nine weeks ended August 30, 2008 are consistent with those used by Griffin in preparation of its fiscal 2007 financial statements.

Summary

Griffin incurred a net loss for the thirteen weeks ended August 30, 2008 (the “2008 third quarter”) of $1.3 million as compared to net income of $2.3 million for the thirteen weeks ended September 1, 2007 (the “2007 third quarter”).  The lower 2008 third quarter results principally reflect: (a) lower operating results at Griffin Land and Imperial; (b) lower investment income; and (c) the inclusion in the 2007 third quarter of a $0.5 million gain on the sale of a portion of Griffin’s common stock in Centaur Media, plc (“Centaur Media”).  Griffin did not sell any of its Centaur Media common stock in the 2008 third quarter.  The lower operating results principally reflect a significant decrease in gain on property sales at Griffin Land and lower net sales and lower gross profit margins at Imperial.  The lower investment income principally reflects the inclusion in the 2007 third quarter of $1.6 million of dividend income from Griffin’s investment in Shemin Nurseries Holding Corp. (“SNHC”), a private company of which Griffin holds approximately 14%.  General corporate expense increased in the 2008 third quarter as compared to the 2007 third quarter due principally to an increase in payroll and incentive compensation expense, due to higher headcount in the current year.

Griffin incurred a net loss for the thirty-nine weeks ended August 30, 2008 (the “2008 nine month period”) of $3.3 million as compared to net income of $7.0 million for the thirty-nine weeks ended September 1, 2007 (the “2007 nine month period”).  The lower results for the 2008 nine month period principally reflect: (a) lower operating profit at Griffin Land, due principally to a decrease in gain on property sales; (b) an increase in Imperial’s operating loss, due principally to lower net sales and lower gross margins on sales; (c) lower investment income; and (d) the inclusion in the 2007 nine month period of a $2.9 million gain on the sale of a portion of Griffin’s common stock in Centaur Media.  Griffin did not sell any of its Centaur Media common stock in the 2008 nine month period.  Partially offsetting these items was a reduction in Griffin’s general corporate expense of approximately $0.1 million in the 2008 nine month period as compared to the 2007 nine month period.

Subsequent to the end of the 2008 third quarter, Griffin’s Board of Directors determined that Imperial will significantly reduce production at its Quincy, Florida farm.  Imperial expects to continue to operate its farm in Granby, Connecticut at its current level of production.  The significant reduction in product to be grown in Florida reflects the difficulties the Quincy facility has encountered as a result of the increase in costs to deliver Florida product to most of Imperial’s major markets, which are located in the mid-Atlantic area and northeastern United States.  Imperial has been unable to develop sufficient volume in more southern markets to reduce its dependence on shipping Florida product substantial distances.  This change will enable Imperial to focus more as a regional grower with most of its major markets within close proximity of its Connecticut farm. As of August 30, 2008, inventory and property and equipment at Imperial’s Florida farm comprised 35% of Imperial’s total assets. Imperial will record a significant charge to its operating results in the 2008 fourth quarter as a result of this decision.

Results of Operations

Thirteen Weeks Ended August 30, 2008 Compared to the Thirteen Weeks Ended September 1, 2007

Griffin’s consolidated total revenue decreased from approximately $12.1 million in the 2007 third quarter to approximately $7.9 million in the 2008 third quarter.  The decrease in total revenue of approximately $4.2 million reflects decreases of approximately $3.2 million and approximately $1.0 million at Griffin Land and Imperial, respectively.

Total revenue at Griffin Land decreased from approximately $7.3 million in the 2007 third quarter to approximately $4.0 million in the 2008 third quarter.  The decrease of approximately $3.3 million reflects a decrease of approximately $3.6 million from property sales, partially offset by an increase of approximately $0.3 million in rental revenue. The increase in rental revenue principally reflects: (a) $0.1 million from leasing space in an industrial building in New England Tradeport (“Tradeport”) that was completed and placed in service in the 2007 fourth quarter and rental revenue from a warehouse building that was purchased in the 2007 fourth quarter; (b) $0.3 million from leasing previously vacant space and increased billings for maintenance costs; partially offset by (c) a $0.1 million decrease in rental revenue as a result of a lease that ended last year and was not renewed.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of August 30, 2008	2,016,000	1,342,000	67%
As of December 1, 2007	2,016,000	1,322,000	66%
As of September 1, 2007	1,837,000	1,275,000	69%

The increase in total square footage from 1,837,000 square feet at the end of the 2007 third quarter to 2,016,000 square feet at the end of the 2008 third quarter principally reflects the approximate 148,000 square foot industrial building in Tradeport that was completed and placed in service in the 2007 fourth quarter and the approximate 31,000 square foot warehouse building in Bloomfield, Connecticut, that was acquired near the end of fiscal 2007.  In the first nine months of fiscal 2008, the amount of leased square footage has remained essentially flat.

Subsequent to the end of the 2008 third quarter, Griffin Land completed a lease for its entire approximate 308,000 square foot warehouse in Manchester, Connecticut, which had been vacant.  The new lease is for seven years, and, in addition to other customary terms, includes an option, with certain conditions, exercisable by Griffin Land to sell the property to the lessee, and another option, exercisable by the lessee to purchase the property from Griffin Land during different three year periods at an agreed upon price.  The new lease became effective in the 2008 fourth quarter.  Had the lease of the Manchester, Connecticut, warehouse been effective at the end of the 2008 third quarter, Griffin Land’s square footage leased would have been approximately 82% of its total square footage.

During the first half of fiscal 2008, Griffin Land entered into a new lease for approximately 58,000 square feet with a tenant that previously leased approximately 22,000 square feet in one of Griffin Land’s Tradeport industrial buildings, resulting in a net increase of approximately 36,000 square feet being leased.  This new lease is for space in a new approximate 100,000 square foot industrial building in Tradeport that was completed just after the end of the 2008 third quarter.  The new lease became effective in the 2008 fourth quarter at the same time the lease in the older Tradeport building was terminated.

Market activity for office space was weak in fiscal 2007 and has remained soft in the current year, although there has been a moderate increase in showings for small to mid-sized office space requirements recently.  Market activity for industrial and warehouse space weakened last year and has continued to be soft this year.  There is no assurance that a recent moderate increase in showings of office space and activity in industrial and warehouse space will result in the leasing of any of Griffin Land’s currently vacant space.

Revenue from property sales by Griffin Land decreased by approximately $3.6 million in the 2008 third quarter as compared to the 2007 third quarter.  The decrease reflects the 2008 third quarter including only $0.1 million of revenue recognized on the sale of undeveloped Tradeport land to Walgreen that closed in 2006 and is being accounted for under the percentage of completion method (as discussed in Note 7 to the financial statements under the heading “Deferred Revenue on Prior Year Land Sale”), and $0.1 million of previously deferred revenue related to a residential development that was recognized in the current quarter because the homebuilder that purchased the first twenty-five residential lots at Stratton Farms did not exercise its option, which has since expired, under the contract with Griffin Land to purchase the remaining Stratton Farms lots.  Property sales occur periodically and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial decreased from $4.9 million in the 2007 third quarter to $3.8 million in the 2008 third quarter, as unit sales volume decreased approximately 19% in the 2008 third quarter as compared to the 2007 third quarter.  We believe that the lower sales at Imperial were a result of the weakened economy this year and the reduction in new home construction.  In the third quarter, Imperial’s sales to its rewholesale customer segment generally increase as a percentage of Imperial’s total sales.  We believe that sales to this customer segment have been hampered by the slowdown in new home construction.

Griffin incurred a consolidated operating loss in the 2008 third quarter, including general corporate expense, of $1.5 million as compared to a consolidated operating profit, including general corporate expense, of $1.7 million in the 2007 third quarter.  The lower operating results in the 2008 third quarter reflect a decrease of approximately $2.6 million in operating profit at Griffin Land, an increase of approximately $0.4 million in Imperial’s operating loss and an increase of approximately $0.2 million in general corporate expense.

 Operating results at Griffin Land in the 2008 and 2007 third quarters were as follows:

	2008	2007
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Rental revenue	$3,785	$3,489
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(1,399)	(1,472)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	2,386	2,017
Revenue from property sales	255	3,798
Costs related to property sales	1	(900)
Gain from property sales	256	2,898
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	2,642	4,915
General and administrative expenses excluding depreciation
and amortization expense (a)	(800)	(604)
Profit before depreciation and amortization expense	1,842	4,311
Depreciation and amortization expense related to costs of
rental revenue	(1,227)	(1,111)
Depreciation and amortization expense - other	(9)	(8)
Operating profit	$606	$3,192

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

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.4 million in the 2008 third quarter as compared to the 2007 third quarter.  The increase principally reflects the higher rental revenue as a result of more space under lease in the 2008 third quarter as compared to the 2007 third quarter and a slight decrease in costs related to rental revenue excluding depreciation and amortization expense.  The slight decrease in costs principally reflects lower repair and maintenance costs in the current quarter which more than offset the costs in the 2008 third quarter related to buildings that were not on line in the 2007 third quarter or acquired after the 2007 third quarter.

The gain from property sales in the 2008 third quarter includes the recognition of a portion of the previously deferred gain from the land sale to Walgreen that closed in 2006 and the recognition of the remaining deferred gain related to Stratton Farms.  Costs related to property sales reflect the costs incurred in the 2008 third quarter for the required road improvements related to the Walgreen transaction offset by the effect of a reversal of a small accrual for costs that were expected to be incurred to complete work at Stratton Farms.  There were no property sales closed in the 2008 third quarter.  The gain on property sales in the 2007 third quarter principally reflected a gain on the sale of the second phase of residential lots in Stratton Farms and the recognition of a portion of the previously deferred gain on the 2006 land sale to Walgreen.

Griffin Land’s general and administrative expenses increased approximately $0.2 million in the 2008 third quarter as compared to the 2007 third quarter.  The increase principally reflects an increase in accrued incentive compensation expense, based on projected payment for the full year and the inclusion in the 2007 third quarter of the recovery of a receivable that had been written off in a previous period.  Depreciation and amortization expense at Griffin Land increased from approximately $1.1 million in the 2007 third quarter to approximately $1.2 million in the 2008 third quarter.  The increase principally reflects depreciation expense related to the Tradeport building completed and placed in service in the 2007 fourth quarter and the building purchased in the 2007 fourth quarter. There was no depreciation expense on these facilities in the 2007 third quarter.

Operating results at Imperial in the 2008 and 2007 third quarters were as follows:

	2008	2007
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Net sales and other revenue	$3,824	$4,861
Cost of goods sold	3,797	4,387
Gross profit	27	474
Selling, general and administrative expenses	(1,123)	(1,153)
Operating loss	$(1,096)	$(679)

Imperial’s operating loss in the 2008 third quarter increased over its operating loss in the 2007 third quarter due to a decrease in gross profit.  The decrease in gross profit reflects the lower 2008 third quarter sales volume and lower gross margins on sales.  The lower gross margins were due to reduced pricing in the current quarter to move product that did not sell during the spring and increased delivery costs.  Cost of goods sold in both the 2008 and 2007 third quarters included a $0.4 million charge for unsalable inventories.  Imperial’s gross margin on sales, excluding the effect of the charges for unsalable inventories in the 2008 and 2007 third quarters, decreased from 17.6% in the 2007 third quarter to 9.9% in the 2008 third quarter, reflecting the lower pricing in the current quarter.  Due to the perishable nature of Imperial’s inventory, continued sales shortfalls could result in additional charges for unsalable inventories.

Imperial’s 2008 third quarter selling, general and administrative expenses were essentially unchanged from the 2007 third quarter.  A decrease of approximately $0.1 million of selling expense, due principally to lower commission expense as a result of the lower sales volume, was offset by higher general and administrative expenses, due to an increase in headcount.  As a percentage of net sales and other revenue, Imperial’s selling, general and administrative expenses increased from 23.7% in the 2007 third quarter to 29.4% in the 2008 third quarter.

Griffin’s general corporate expense was higher in the 2008 third quarter as compared to the 2007 third quarter due principally to higher headcount and higher state franchise taxes, partially offset by lower costs related to Griffin’s deferred compensation plan.

In the 2007 third quarter, Griffin sold 200,000 shares of its approximately 6.5 million shares of Centaur Media common stock and recorded a pretax gain of $0.5 million on those sales.  Griffin has not sold any of its Centaur Media common stock thus far in fiscal 2008.

Griffin’s consolidated interest expense was approximately $0.8 million in both the 2008 and 2007 third quarters.  Griffin’s average outstanding debt was $48.9 million in the 2008 third quarter as compared to $51.1 million in the 2007 third quarter, reflecting principal payments made on Griffin Land’s nonrecourse mortgages.

Griffin reported investment income of $0.1 million in the 2008 third quarter as compared to $2.1 million in the 2007 third quarter.  The lower investment income in the current year principally reflects the 2007 third quarter including $1.6 million of dividend income from SHNC.  Additionally, the average amount of short-term investments in the 2008 third quarter was approximately $12.0 million lower than the average amount of short-term investments in the 2007 third quarter, and the short-term investments had lower returns in the 2008 third quarter as compared to the 2007 third quarter, attributed to a decline in interest rates this year.

Griffin’s effective income tax benefit rate is 40.6% in the 2008 third quarter as compared to an effective tax rate of 34.3% in the 2007 third quarter.  The effective income tax benefit rate reflects the statutory federal tax rate adjusted for state income taxes.  Included in the 2008 third quarter income tax benefit is approximately $0.1 million of tax benefit resulting from the adjustment of estimated amounts used in preparing the income tax provision for fiscal 2007 to the amounts included on the 2007 income tax returns.  The effective income tax benefit rate used in the 2008 third quarter is based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective rate may change.

Thirty-Nine Weeks Ended August 30, 2008 Compared to the Thirty-Nine Weeks Ended September 1, 2007

Griffin’s consolidated total revenue decreased from $48.6 million in the 2007 nine month period to $33.4 million in the 2008 nine month period.   The decrease in total revenue of approximately $15.2 million reflects decreases in revenue of approximately $12.2 million and approximately $3.0 million at Griffin Land and Imperial, respectively.

Total revenue at Griffin Land decreased from approximately $24.3 million in the 2007 nine month period to approximately $12.1 million in the 2008 nine month period.  The decrease of approximately $12.2 million reflects a decrease of approximately $12.8 million of revenue from property sales, partially offset by an increase of approximately $0.6 million of rental revenue.  The increase in Griffin Land's rental revenue in the 2008 nine month period, as compared to the 2007 nine month period, principally reflects: (a) $0.6 million from leasing an industrial building in Tradeport that was completed and placed in service in the 2007 fourth quarter and from an industrial building acquired in the 2007 fourth quarter; (b) $0.3 million from leasing space that was vacant during all or a significant portion of the 2007 nine month period but was leased in the 2008 nine month period; partially offset by (c) a decrease of $0.3 million from space being vacant this year that was leased during the 2007 nine month period. The approximate $12.8 million decrease in revenue from property sales reflects the 2007 nine month period including several significant land sale transactions while the 2008 nine month period included only approximately $1.1 million of revenue from property sales, principally comprised of the recognition of previously deferred revenue from the sale of undeveloped Tradeport land to Walgreen that closed in 2006 and is being accounted for under the percentage of completion method.  Property sales occur periodically and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial decreased from $24.3 million in the 2007 nine month period to $21.3 million in the 2008 nine month period, as unit sales volume decreased 19% in the 2008 nine month period as compared to the 2007 nine month period.  The decrease in net sales in the 2008 nine month period as compared to the 2007 nine month period reflects the factors discussed above in the 2008 third quarter results.

Griffin incurred a consolidated operating loss, after general corporate expense, of $3.6 million in the 2008 nine month period as compared to consolidated operating profit, after general corporate expense, of $7.4 million in the 2007 nine month period.  The lower operating results in the 2008 nine month period reflect a decrease of approximately $10.7 million in operating profit at Griffin Land and an increase of approximately $0.4 million in the operating loss incurred by Imperial, partially offset by a reduction in general corporate expense of $0.1 million.

Operating results at Griffin Land in the 2008 and 2007 nine month periods were as follows:

	2008	2007
	Nine Month Period	Nine Month Period
	(amounts in thousands)

Rental revenue	$11,027	$10,441
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(5,044)	(4,715)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	5,983	5,726

Revenue from property sales	1,081	13,895
Costs related to property sales	(178)	(2,588)
Gain from property sales	903	11,307

Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	6,886	17,033
General and administrative expenses excluding depreciation
and amortization expense (a)	(2,164)	(2,018)
Profit before depreciation and amortization expense (a)	4,722	15,015
Depreciation and amortization expense related to costs of
rental revenue	(3,704)	(3,287)
Depreciation and amortization expense - other	(26)	(27)
Operating profit	$992	$11,701

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

The increase of $0.3 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the $0.6 million increase in rental revenue, partially offset by a $0.3 million increase in costs related to rental revenue excluding depreciation and amortization expenses.  The higher costs principally reflect $0.2 million of building operating expenses for buildings that were on line for the entire 2008 nine month period but were either not in operation in the 2007 nine month period or in operation for only a portion of the 2007 nine month period.

The gain from property sales in the 2008 nine month period principally reflects the recognition of a portion of the previously deferred gain from the land sale to Walgreen that closed in 2006, as there were no property sales closed in the 2008 nine month period.  In the 2007 nine month period, Griffin Land’s gain from property sales included gains on several sales of undeveloped land, including two significant sales of undeveloped land parcels that were completed in the 2007 second quarter, the sale of the second phase of residential lots in Stratton Farms in the 2007 third quarter and approximately $1.7 million of previously deferred gain recognized on the land sale to Walgreen.

Griffin Land’s general and administrative expenses increased by approximately $0.1 million in the 2008 nine month period as compared to the 2007 nine month period.  The increase principally reflects higher compensation expense in the current period.  Depreciation and amortization expense at Griffin Land increased from approximately $3.3 million in the 2007 nine month period to approximately $3.7 million in the 2008 nine month period.  The increase principally reflects approximately $0.3 million of depreciation expense related to buildings that were on line for the entire 2008 nine month period but were either not in operation in the 2007 nine month period or in operation for only a portion of the 2007 nine month period.

Imperial’s operating results for the 2008 and the 2007 nine month periods are as follows:

	2008	2007
	Nine Month Period	Nine Month Period
	(amounts in thousands)

Net sales and other revenue	$21,301	$24,294
Cost of goods sold	18,716	21,174
Gross profit	2,585	3,120
Selling, general and administrative expenses	(3,835)	(4,004)
Operating loss	$(1,250)	$(884)

Imperial’s operating loss in the 2008 nine month period increased by approximately $0.4 million over the operating loss in the 2007 nine month period, reflecting an approximate $0.5 million decrease in gross profit partially offset by an approximate $0.1 million decrease in selling, general and administrative expenses.  The decrease in gross profit reflects the decline in sales and lower pricing in the 2008 nine month period.  Cost of goods sold includes charges for unsalable inventories of $0.6 million and $0.7 million in the 2008 and 2007 nine month periods, respectively.  Imperial’s gross margin on sales, excluding the charges for unsalable inventories, decreased from 15.8% in the 2007 nine month period to 14.7% in the 2008 nine month period.  The lower margins principally reflect the lower pricing in the current year and increased delivery costs this year, which were not entirely offset by increased charges to customers.  Due to the perishable nature of Imperial’s inventory, continued sales shortfalls could result in additional charges for unsalable inventories.

Imperial’s selling, general and administrative expenses decreased from approximately $4.0 million in the 2007 nine month period to approximately $3.8 million in the 2008 nine month period.  The lower selling, general and administrative expenses in the current nine month period reflect a decrease of $0.1 million in selling expense, due to lower commission expense as a result of the lower sales, and the 2007 nine month period including $0.2 million of costs related to litigation that was settled last year.  Partially offsetting these items was a $0.1 million increase in general and administrative payroll expense due to an increase in headcount.  As a percentage of net sales, Imperial’s selling, general and administrative expenses increased from 16.5% in the 2007 nine month period to 18.0% in the 2008 nine month period.

Griffin’s general corporate expense decreased from $3.4 million in the 2007 nine month period to $3.3 million in the 2008 nine month period.  The decrease principally reflects the 2007 nine month period including $0.3 million of costs related to litigation against the Company, and a decrease of $0.2 million in expense related to Griffin’s non qualified deferred compensation plan, partially offset by increases of $0.2 million in payroll expense and $0.1 million in state franchise taxes and a net increase of $0.1 million in all other expenses.

In the 2007 nine month period, Griffin sold 1.2 million of its approximately 6.5 million shares of Centaur Media common stock and recorded a pretax gain of $2.9 million on those sales.  Griffin has not sold any of its Centaur Media common stock thus far in fiscal 2008.

Griffin’s consolidated interest expense increased from $2.3 million in the 2007 nine month period to $2.4 million in the 2008 nine month period.  The increase was due to less interest capitalized in the 2008 nine month period than the 2007 nine month period.  Griffin’s average outstanding debt in the 2008 nine month period was $49.3 million as compared to $51.4 million in the 2007 nine month period.

Griffin’s investment income decreased from $3.0 million in the 2007 nine month period to $0.7 million in the 2008 nine month period.  The decrease principally reflects the 2007 third quarter including $1.6 million of dividend income received from SNHC.  There was no dividend income from SNHC in the 2008 nine month period.  Additionally, the average amount of short-term investments in the 2008 nine month period was $9.2 million lower than the average amount of short-term investments in the 2007 nine month period, and the short-term investments had lower returns in the current nine month period, attributed to lower short-term interest rates this year.

Griffin’s effective income tax benefit rate was 38.9% for the 2008 nine month period, as compared to 36.4% for the 2007 nine month period.  The effective tax rate for the 2008 and 2007 nine month periods reflect the statutory federal income tax rate adjusted for state income taxes.  Included in the income tax benefit in the 2008 nine month period is approximately $0.1 million of tax benefit resulting from the adjustment of the amounts estimated in the 2007 income tax provision to the amounts reflected on the 2007 income tax returns.  Griffin’s effective tax benefit rate is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $8.3 million in the 2008 nine month period as compared to $4.7 million in the 2007 nine month period.  Net cash provided by operating activities in the 2008 nine month period includes $12.2 million of cash generated from a reduction of short-term investments as compared to $8.7 million of cash generated from a reduction of short-term investments in the 2007 nine month period.  Excluding the cash generated by the reductions of short-term investments in each period, Griffin had net cash used in operating activities of $3.9 million in the 2008 nine month period as compared to $4.1 million in the 2007 nine month period.  Although Griffin incurred a net loss in the 2008 nine month period as compared to net income in the 2007 nine month period, the 2007 results included significant gains from the sale of properties and the sale of Centaur Media common stock, which are not included in operating activities.  Changes in assets and liabilities that affected cash provided by operating activities in the 2008 nine month period include increases in accounts receivables, inventories and other current assets.  The increase in accounts receivable in the 2008 nine month period was slightly less than the increase in accounts receivable in the 2007 nine month period due principally to the decrease in sales at Imperial this year.  Inventories increased in the 2008 nine month period, as compared to a decrease of inventories in the 2007 nine month period, as less inventory was liquidated by Imperial as a result of lower sales in the 2008 nine month period.  The increase in other current assets in the 2008 nine month period as compared to the decrease in the 2007 nine month period reflects the income tax benefit recorded in the current year.  Accounts payable and accrued liabilities increased by $0.2 million in the 2008 nine month period, as compared to a reduction of $1.6 million in the 2007 nine month period, which is attributed to the timing of payments.

In the 2008 nine month period, Griffin had net cash of $9.1 million used in investing activities as compared to net cash of $0.7 million used in investing activities in the 2007 nine month period.  The net cash used in investing activities in the 2008 nine month period includes additions to Griffin Land’s real estate assets of $8.7 million, principally reflecting construction of a new approximate 100,000 square foot industrial building in Tradeport and tenant improvements related to new leases.  A lease for 58,000 square feet in this new building was signed prior to the start of construction with a tenant that previously leased approximately 22,000 square feet in one of Griffin Land’s other Tradeport industrial buildings.  As a result of an increase in material costs, the per square foot construction cost of this new building was higher than the per square foot cost of construction on the Tradeport buildings previously developed by Griffin Land.  An increase in the cost of construction of new facilities results in higher depreciation expense in future periods and requires increased investment in Griffin Land’s real estate assets, which may lower the return on investment in new facilities in the real estate business.  Additions to property and equipment in the 2008 nine month period were $0.4 million principally to replace equipment used in Imperial’s farming operations.

Investing activities in the 2007 nine month period included $11.4 million of cash generated from property sales, partially offset by $6.4 million of those cash proceeds being held in escrow, and $3.5 million of cash proceeds from the sale of a portion of Griffin’s common stock in Centaur Media.  The cash proceeds from one of the property sales completed in the 2007 nine month period were held in escrow in connection with the use of a portion of those proceeds to acquire property in a Section 1031 exchange for income tax purposes.  That acquisition was completed in the 2007 fourth quarter.

Net cash used in financing activities was $5.2 million in the 2008 nine month period as compared to $1.3 million in the 2007 nine month period.  The net cash used in financing activities in the 2008 nine month period reflects $2.9 million for the repurchase of 85,200 shares of Griffin’s common stock (see below), $1.5 million for the payment of quarterly dividends on Griffin’s common stock and $0.9 million for payments of principal on Griffin Land’s nonrecourse mortgages and capital lease obligations.  There were no dividend payments in the 2007 nine month period as the payment of quarterly dividends did not begin until the first quarter of fiscal 2008.

In fiscal 2007, Griffin’s Board of Directors authorized a program to repurchase, from time to time, up to 250,000 outstanding shares of Griffin common stock.  The program does not obligate Griffin to repurchase any specific number of shares, may be suspended at any time at management’s discretion and expires on December 31, 2008.  Griffin repurchased 85,200 shares of its common stock in the 2008 nine month period for approximately $2.9 million, and as of August 30, 2008, Griffin was authorized to repurchase an additional 51,900 shares of its common stock.  Based on the market price of its common stock as of August 30, 2008, if the total authorized number of shares are repurchased, Griffin would expend approximately $1.8 million.

Griffin’s payments (including principal and interest) under contractual obligations as of August 30, 2008 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$65.3	$11.8	$7.3	$13.6	$32.6
Capital Lease Obligations	0.2	0.1	0.1	-	-
Operating Lease Obligations	1.2	0.2	0.5	0.5	-
Purchase Obligations (1)	1.9	1.9	-	-	-
Other (2)	2.3	-	-	-	2.3
	$70.9	$14.0	$7.9	$14.1	$34.9

(1)
Includes obligations for the completion of construction of a new industrial building by Griffin Land, completion of tenant improvements, infrastructure improvements in Tradeport and for the purchase of plants and raw materials by Imperial.

(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

In the 2008 nine month period, Griffin Land and the Town of Simsbury, Connecticut, executed agreements settling litigation related to Meadowood, Griffin Land’s proposed residential development.  The settlement agreements grant Griffin Land town approvals for Meadowood.  As part of the agreements with the town, Griffin Land will be required to perform certain remediation measures.  Development of Meadowood remains subject to receiving certain environmental approvals from government agencies, which Griffin Land will be seeking to obtain this year.

An agreement executed in fiscal 2007 to sell, for approximately $4.5 million, approximately 45 acres of land in Bloomfield, Connecticut that is part of Griffin Center to a developer of residential housing will not move forward.  The developer who would have purchased the land was not able to secure financing for this project.

Subsequent to the end of the 2008 third quarter, Griffin Land signed a letter of intent with a private company for that company to lease an approximate 300,000 square foot warehouse facility that Griffin Land would build in Tradeport.  The lease would be for ten years, and would include options for building expansion and lease renewal.  If this transaction proceeds, construction of the building is expected to be in 2009.  The completion of this build-to-suit transaction is subject to several contingencies, including completion of a definitive lease agreement, obtaining all necessary government approvals for the proposed facility and financing.  There can be no assurance that this transaction will be completed under its current terms, or at all.

In the near-term, Griffin plans to continue to invest in its real estate business through development of its current land holdings and expansion into new areas through acquisitions of undeveloped land, existing buildings or both.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.  During the remainder of this year, Griffin Land expects to incur expenditures for tenant improvements as leases for currently vacant space are executed.  Griffin Land will also continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.

As of August 30, 2008, Griffin had cash and short-term investments of approximately $15.8 million.  Management believes that the cash and short-term investments held by Griffin as of August 30, 2008 will be sufficient to finance the working capital requirements of its businesses, the continued investment in Griffin’s real estate assets, the payment of quarterly dividends on its common stock and the repurchase of its common stock as authorized by the Board of Directors for the balance of this year.  Management believes a credit facility may be required to supplement its cash and short-term investments to meet its expected seasonal cash and potential real estate capital expenditure requirements in fiscal 2009.  In addition, Griffin may require construction loan financing for the potential built-to-suit project in Tradeport.  Griffin will seek to refinance its existing mortgage that is due in the 2009 third quarter and may also continue to seek nonrecourse mortgage placements on selected properties.

Recent Accounting Pronouncements

Effective December 2, 2007, Griffin adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Specifically, FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In connection with the adoption of FIN No. 48, Griffin has analyzed its federal and significant state filing positions.  Griffin’s federal income tax returns for fiscal 2004 through fiscal 2006 are currently under examination by the Internal Revenue Service.  The periods subject to examination for Griffin’s significant state return, which is Connecticut, are fiscal 2005 through fiscal 2007.  Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that will result in a material change on its financial statements.  As a result, no accrual for uncertain income tax positions has been recorded pursuant to FIN No. 48 nor was there a cumulative effect related to adopting FIN No. 48.  Griffin’s policy for recording interest and penalties, related to uncertain tax positions, is to record such items as part of its provision for federal and state income taxes.

Effective December 2, 2007, Griffin adopted SFAS No. 157, “Fair Value Measurements.”  This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements but provides enhanced guidance in determining fair value measurements presently used in the preparation of financial statements.  The amounts included on Griffin’s consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments.  Griffin’s short-term investments and its available-for-sale securities are reported at fair value on Griffin’s consolidated balance sheet.  The fair value of Griffin’s short-term investments and available-for-sale securities are based on quoted prices in active markets for identical assets (Level 1).  Griffin was not required to use significant other observable inputs (Level 2) or significant unobservable inputs (Level 3) in determining the fair value of its short-term investments and available-for-sale securities.

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

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to improvement in the operating results of Imperial, leasing of currently vacant space, construction of additional facilities in the real estate business, the acquisition of real estate assets, the refinancing of a nonrecourse mortgage that is due in the 2009 third quarter, the sufficiency of Griffin’s cash and short-term investments to finance its working capital requirements and payment of quarterly dividends on its common stock or the repurchase by Griffin of the number of shares of its outstanding common stock currently authorized by its Board of Directors.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  Griffin’s mortgage interest rates are described in Note 5 to the unaudited consolidated financial statements included in Item 1.  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  Griffin did not have any variable rate debt outstanding during the 2008 nine month period.

Griffin is potentially exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin’s cash equivalents.  These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.  Griffin’s short-term investments generally consist of debt instruments with maturities ranging from one to twenty-three months, with a weighted average maturity of approximately eight months as of August 30, 2008.  These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 7, 2008	56,100	$34.02	169,000	81,000
May 30, 2008	12,900	$33.19	181,900	68,100
July 25, 2008	10,200	$33.84	192,100	57,900
August 21, 2008	6,000	$32.97	198,100	51,900

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

10.22	Letter of Agreement between Griffin Land & Nurseries, Inc. and USAA Real Estate Company (incorporated by reference to Form 10-Q dated August 31, 2002, filed October 11, 2002)

10.23
Agreement of Purchase and Sale of Partnership Interest between Griffin Land & Nurseries, Inc. and USAA Real Estate Company dated December 3, 2002 (incorporated by reference to Form 10-K dated November 30, 2002, filed February 28, 2003)

10.24
Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank (incorporated by reference to Form 10-K dated November 30, 2002, filed February 28, 2003)

10.28
Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company (incorporated by reference to Form 10-Q dated May 29, 2004, filed July 13, 2004)

10.29
Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company (incorporated by reference to Form 10-Q dated May 28, 2005, filed on November 2, 2005)

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

10.34
Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-K dated December 2, 2006, filed February 15, 2007)

10.35
Employment Agreement by and between Imperial Nurseries, Inc. and Gregory Schaan dated January 1, 2001, as amended April 9, 2008 (incorporated by reference to Form 10-Q dated March 1, 2008, filed April 10, 2008)

14.1	Griffin Land & Nurseries, Inc. Code of Ethics (incorporated by reference to Form 10-K dated November 29, 2003, filed February 25, 2004)

16.1	Letter from PricewaterhouseCoopers LLP dated March 26, 2008 (incorporated by reference to Form 8-K dated March 25, 2008, filed March 27, 2008)

21	Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 *        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

/s/ FREDERICK M. DANZIGER
Date: October 8, 2008	Frederick M. Danziger
President and Chief Executive Officer

/s/ ANTHONY J. GALICI
Date: October 8, 2008	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary