Form 10-K
period 2008-11-29
GRIFFIN LAND & NURSERIES INC
filed 2009-02-12
CIK 1037390

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 29, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        The aggregate market value of the Common Stock held by non-affiliates of the registrant, was approximately $83,278,000 based on the closing sales price on The NASDAQ Stock Market LLC on May 30, 2008, the last business day of the registrant's most recently completed second quarter. Shares of Common Stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

        As of January 23, 2009, 5,076,463 shares of common stock were outstanding.

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

        Griffin was incorporated as Culbro Realty and Development Corporation in 1970 and was a wholly owned subsidiary of Culbro Corporation ("Culbro") through July 3, 1997. On July 3, 1997, Culbro distributed (the "Distribution") to its shareholders the common stock of Griffin in a tax-free distribution. In early 1997, prior to the Distribution, the Company's name was changed to Griffin Land & Nurseries, Inc.

        Griffin does not maintain a corporate website. Griffin's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and the proxy statement for Griffin's Annual Meeting of Stockholders can be accessed through the SEC website at www.sec.gov.

Real Estate Business

        Griffin's real estate division, Griffin Land, is directly engaged in the real estate development business on parts of its land in Connecticut and Massachusetts. Griffin Land develops portions of its properties for industrial, commercial and residential use and expects to continue to sell some of its land holdings either before or after obtaining development approvals. Griffin Land will seek to acquire and develop properties not presently owned and expects to continue to seek to acquire existing buildings. The headquarters for this operation is in Bloomfield, Connecticut.

        Griffin Land's real estate holdings are located primarily in the Hartford, Connecticut area, particularly in the north submarket of Hartford. The Hartford market has experienced some recovery since its decline in the early 1990s, although the recovery has been more evident in the industrial warehousing/distribution and light manufacturing sectors. The office market in the Hartford area, particularly the north submarket, remained weak in 2008. The north submarket of Hartford continues to have the highest vacancy percentage and the lowest rental rates for office space of all of Hartford's submarkets. There can be no assurance as to the direction of the real estate market in this region in the near future.

        Market activity for the leasing of industrial and warehouse space was weaker in 2008 as compared to the previous year. The number of inquiries received by Griffin Land from prospective tenants declined in 2008 from the prior year. In the past three years, several warehousing and light industrial buildings, competitive with Griffin Land's industrial buildings, have been built in the greater Hartford area. These facilities compete with Griffin Land's properties in the leasing of new industrial space in the north submarket of Hartford. Additional capacity in the industrial market could adversely affect Griffin Land's operating results from its leasing business by potentially resulting in longer times to lease vacant space, eroding lease rates in Griffin Land's properties or hindering renewals by existing tenants.

        The decline in the residential real estate market and tightening of credit availability that started in 2007 continued through 2008. The weakened economy is expected to adversely affect Griffin Land's real estate development activities in the near term. In 2008, Griffin Land's agreement with the local home builder that had purchased the first twenty-five lots of the fifty lots in Stratton Farms, Griffin Land's residential development in Suffield, Connecticut, expired because the home builder did not exercise its option to purchase the next phase of lots in Stratton Farms. The softening of the residential real estate market could result in lower selling prices for Griffin Land's undeveloped land intended for residential use or delay the sale of such land. The continued tightening of the credit markets could adversely impact future financing of Griffin Land's office and industrial facilities and adversely impact the financing of potential acquisitions of real estate assets.

        In fiscal 2008, Griffin Land leased approximately 388,000 square feet, almost all of which was warehouse/light industrial space. Of the newly leased space in fiscal 2008, approximately 308,000 square feet was with an affiliate of Raymour & Flanigan, a regional furniture retailer, which leased Griffin Land's entire warehouse facility in Manchester, Connecticut. In addition, Griffin Land leased approximately 58,000 square feet in a new industrial building built in 2008. The tenant in that new building previously occupied approximately 22,000 square feet in one of Griffin Land's other industrial buildings. Griffin Land also entered into several smaller leases in fiscal 2008 for warehouse, flex and office space. Two small leases for office space expired in fiscal 2008 and were not renewed.

        Property sales revenue in fiscal 2008 was substantially lower than the prior year. In the 2008 fourth quarter, Griffin Land closed on a sale of approximately 75 acres of undeveloped land in Simsbury, Connecticut. The land was sold to the Town of Simsbury for open space as part of the settlement of litigation related to Meadowood, Griffin Land's proposed residential development in Simsbury (see Item 3 Legal Proceedings). Griffin received $0.5 million in cash at the closing, and will receive an additional $2.2 million in four installments through 2012. Also in fiscal 2008, Griffin Land recognized the remaining amounts of revenue and profit that had been deferred from the land sale to Walgreen Co. ("Walgreen") that closed in fiscal 2006. Although all of the cash proceeds from that sale were received in fiscal 2006, because that transaction was accounted for using the percentage of completion method, a portion of the revenue and profit from that sale was initially deferred and recognized in subsequent periods as the required road improvements were made. As of November 29, 2008, all of the required road improvements were completed.

        In fiscal 2007, Griffin Land completed several property sales, generating cash proceeds of $13.3 million. Included in those transactions were the sale of approximately 73 acres of undeveloped land in Griffin Center in Windsor, Connecticut, the sale of approximately 103 acres of undeveloped land in South Windsor, Connecticut, the sale of the second phase of residential lots of Stratton Farms, and the sale of a small parcel of undeveloped land near the central business district of Tampa, Florida. Also in fiscal 2007, Griffin Land purchased approximately 24 acres of land which included an approximate 31,000 square foot warehouse. The land parcel acquired abuts a significant parcel of undeveloped land held by Griffin Land. The terms of that acquisition included a ten-year lease of the warehouse to the seller, who uses the facility in its operations. That acquisition was made using a portion of the proceeds from a land sale earlier in the year as part of a Section 1031 exchange for income tax purposes, which resulted in the deferral of a portion of the income taxes related to the prior land sale.

        Griffin Land's development of its land is affected by regulatory and other constraints. Subdivision and other residential development issues may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Commercial and industrial development activities for Griffin Land's undeveloped land may also be affected by traffic considerations, potential environmental issues and other restrictions to development imposed by governmental agencies.

Commercial and Industrial Developments

  New England Tradeport

        The major portion of Griffin Land's current commercial and industrial development effort is focused on the New England Tradeport ("Tradeport"), a 600 acre industrial park near Bradley International Airport and Interstate 91, located in Windsor and East Granby, Connecticut. Tradeport contains approximately 1,161,000 square feet of warehouse and light manufacturing space in twelve buildings built and owned by Griffin Land, of which approximately 77% was leased as of November 29, 2008. Tradeport also contains a large distribution facility recently built by Walgreen on land purchased from Griffin Land in fiscal 2006 (see below) and a bottling and distribution plant built by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin Land in the early 1990s.

        In 2008, Griffin Land built an approximate 100,000 square foot warehouse and light manufacturing building in Tradeport. Approximately 58,000 square feet of this new building was leased to a tenant which consolidated several of its locations into that space, including approximately 22,000 square feet of space previously leased in one of Griffin Land's other Tradeport buildings. In 2007, Griffin Land completed construction, on speculation, of the shells of two warehouse and light manufacturing facilities. These two buildings are located on an approximate 90 acre parcel within Tradeport that received State Traffic Commission approval for approximately 900,000 square feet of new construction. At the end of fiscal 2008, there was approximately 268,000 square feet of vacant space in Tradeport, most of which is in the three most recently constructed buildings. In January 2009, Griffin Land started site work for a 304,000 square foot building in Tradeport that had received State Traffic Commission approval (separate from the 900,000 square feet mentioned above) for a building of up to 450,000 square feet. As of November 29, 2008, $52.8 million was invested (net book value) in buildings owned by Griffin Land that are located in Tradeport and $5.2 million was invested (net book value) by Griffin Land in the undeveloped land there.

        As of November 29, 2008, all of Griffin Land's Tradeport buildings built prior to fiscal 2007 were mortgaged for an aggregate of approximately $35.7 million. The two Tradeport buildings built in 2007 and the building built in fiscal 2008, aggregating approximately 375,000 square feet, are currently not mortgaged. A summary of Griffin Land's square footage owned and leased in Tradeport at the end of each of the past three fiscal years and leases in Tradeport scheduled to terminate during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2006	786,000	742,000	94%
November 2007	1,061,000	848,000	80%
November 2008	1,161,000	893,000	77%

	2009	2010	2011
Square footage of leases expiring	83,000	202,000	179,000
Percentage of currently leased space	9%	23%	20%

        In the 2006 third quarter, Griffin Land sold approximately 130 acres of undeveloped land in Tradeport to Walgreen for their construction of a distribution center. The sale generated cash proceeds of $13.0 million, before transaction expenses. As provided under the terms of the sale contract and as required under a revised State Traffic Commission certificate (the "STC Certificate") covering the area in Tradeport located in Windsor, certain improvements to existing roads were required. The cost of these improvements was the responsibility of Griffin Land, however, a portion of the costs were borne by the town of Windsor and Walgreen. Accordingly, Griffin Land recognized revenue of $11.0 million and profit of $8.6 million through fiscal 2007. This sale was accounted for using the percentage of completion method because of Griffin Land's responsibility to make certain road improvements. In fiscal 2008, the required road improvements were completed, and Griffin Land recognized the balance of the previously deferred revenue of approximately $2.0 million and profit of approximately $1.5 million.

        In connection with the fiscal 2006 land sale to Walgreen, the State Traffic Commission of Connecticut (the "STC") approved a revised STC Certificate that allowed Griffin Land to construct an additional approximately 1.1 million square feet of light manufacturing and warehouse space on certain parcels in Tradeport. Through the end of fiscal 2008, Griffin Land has built approximately 375,000 square feet of the 1.1 million approved square feet of this space. Subsequent to the end of fiscal 2008, the STC Certificate for the Windsor land in Tradeport was amended to permit an additional 350,000 square feet to be built (resulting in 1.45 million approved square feet) in connection with a build-to-suit facility that Griffin Land intends to build on one of the undeveloped land parcels in Tradeport (see below). As a result of receiving an amended STC Certificate, Griffin Land has approval to build this new facility in addition to all of the square footage allowed under the previous certificate. The balance of the space that has been approved is expected to be built over time as demand warrants. Upon construction of all of the additional square footage permitted under the STC Certificate, there will remain an additional approximately 152 acres of undeveloped Windsor land in Tradeport, which is contiguous to approximately 36 acres of undeveloped East Granby land. There are no STC or other approvals (other than zoning in the case of Windsor) for the development of this additional land currently in place, and Griffin Land believes that infrastructure improvements, which may be significant, may be required to obtain approvals to develop this land.

        In January 2009, Griffin Land entered into a ten-year lease with a private company to lease approximately 257,000 square feet of a new 304,000 square foot facility to be built in 2009 by Griffin Land in Tradeport. Under certain conditions, but no later than the beginning of the sixth year of the lease, the tenant is required to lease the entire building. The lease contains provisions for expansion of the building up to approximately 450,000 square feet. To finance, in part, the construction of this new building, Griffin has entered into a $12 million construction loan with a bank. The construction loan converts into a nine-year nonrecourse mortgage loan after one year. In connection with this transaction, the STC Certificate for the Tradeport land in Windsor was amended to increase the total permitted square footage that can be built (see above).

        Griffin Land intends to continue to direct its primary efforts in the industrial properties portion of its real estate business with construction and leasing of its warehouse and light manufacturing facilities at Tradeport. Griffin Land currently owns some land not part of Tradeport which may be appropriate for such development over a longer term and which will require substantial additional preparation and zoning approvals. Griffin Land may also seek to acquire additional developed and/or undeveloped land parcels both in Connecticut and elsewhere to expand the industrial/warehouse portion of its real estate business. In 2008, Griffin Land examined several sites in New York and Pennsylvania for potential acquisition. Management expects to continue to seek sites suitable for development in markets other than where Griffin's properties are currently located. Examination of potential sites for potential development may be an extended process.

  Griffin Center and Griffin Center South

        Griffin's other substantial commercial development is the combination of Griffin Center in Windsor and Bloomfield, Connecticut and Griffin Center South in Bloomfield. Together these master planned developments comprise approximately 600 acres and as of November 29, 2008, approximately 63% has been developed with approximately 2,165,000 square feet of office and industrial space. In fiscal 2007, Griffin Land sold approximately 73 acres of undeveloped land in Griffin Center to The Hartford Insurance Company ("The Hartford"), which built an approximately 460,000 square foot office building.

        Griffin Center currently includes eleven office buildings (including the building built by The Hartford), a light manufacturing building and a small restaurant. Griffin Land currently owns two multi-story office buildings that have an aggregate of approximately 161,000 square feet, a single story office building of approximately 48,000 square feet, a 165,000 square foot light manufacturing building and the small restaurant building. As of November 29, 2008, $20.0 million was invested (net book value) in Griffin Land's buildings in Griffin Center and $1.3 million was invested by Griffin Land in the undeveloped land there. Griffin Land's multi-story office buildings and its light manufacturing building in Griffin Center are mortgaged for an aggregate of approximately $12.7 million.

        There was minimal new leasing activity in Griffin Land's Griffin Center properties in fiscal 2008. Griffin Land did enter into a short-term renewal with The Hartford for approximately 37,000 square feet in one of Griffin Land's multi-story office buildings. The renewed lease expires in the first half of fiscal 2009. As of November 29, 2008, approximately 316,000 square feet of Griffin Land's buildings was leased, comprising approximately 83% of Griffin Land's total space in Griffin Center. A summary of Griffin Land's square footage owned and leased in Griffin Center at the end of each of the past three fiscal years and leases in Griffin Center scheduled to terminate during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2006	382,000	306,000	80%
November 2007	382,000	318,000	83%
November 2008	382,000	316,000	83%

	2009	2010	2011
Square footage of leases expiring	45,000	—	—
Percentage of currently leased space	14%	—	—

        Griffin Center South is a 130 acre tract with sixteen buildings of single story office, flex and storage space. Griffin Land currently owns nine buildings in Griffin Center South with an aggregate of approximately 235,000 square feet, which contain approximately 217,000 square feet of single story office and flex space and 18,000 square feet of storage space. At November 29, 2008, Griffin Land's aggregate investment (net book value) in its buildings in Griffin Center South was $8.8 million. As of November 29, 2008, none of Griffin Land's properties in Griffin Center South were mortgaged. Undeveloped land remaining in Griffin Center South is sufficient to build at least two additional buildings aggregating approximately 175,000 square feet.

        Subsequent to the end of fiscal 2008, Griffin received a commitment letter from a bank for a $10 million revolving credit facility. Approximately 195,000 square feet of Griffin Land's space in Griffin Center South and the 48,000 square foot single story office building in Griffin Center will be collateral for this revolving credit facility.

        In fiscal 2008, Griffin Land leased approximately 11,000 square feet of previously vacant space in one of its flex buildings. In fiscal 2007, Griffin Land leased approximately 19,000 square feet of previously vacant space in Griffin Center South and renewed a lease for approximately 2,000 square feet. A lease for approximately 40,000 square feet of office space expired in fiscal 2007 and was not renewed. As of November 29, 2008, approximately 136,000 square feet of space in the Griffin Center South buildings owned by Griffin Land was leased, comprising 58% of Griffin Land's total space in Griffin Center South. In January 2009, Griffin Land entered into a letter of intent to lease approximately 40,000 square feet of office space in Griffin Center South. That space has been vacant since the end of fiscal 2007 when a lease expired and was not renewed. A summary of Griffin Land's square footage owned and leased in Griffin Center South at the end of each of the past three fiscal years and leases in Griffin Center South scheduled to terminate during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2006	235,000	147,000	63%
November 2007	235,000	125,000	53%
November 2008	235,000	136,000	58%

	2009	2010	2011
Square footage of leases expiring	2,000	12,000	41,000
Percentage of currently leased space	1%	9%	30%

  Other Industrial Properties

        In fiscal 2008, Griffin Land entered into a seven-year lease with an affiliate of Raymour & Flanigan, for Griffin Land's entire 308,000 square foot warehouse in Manchester, Connecticut. That building had been vacant since it was acquired in the 2006 third quarter as part of a Section 1031 exchange whereby income taxes related to the gain on the June 2006 land sale to Walgreen and a smaller 2006 land sale were deferred. In addition to other customary terms, the lease agreement includes an option, with certain conditions, exercisable by Griffin Land, for Griffin Land to sell the property to the lessee, and another option, exercisable by the lessee, to purchase the property from Griffin Land, during different periods during the lease term at a price that has been agreed upon.

        In fiscal 2007, Griffin Land completed the sale of approximately 103 acres of undeveloped land in South Windsor, Connecticut to a food distributor for construction of a distribution facility. This transaction generated cash proceeds of approximately $2.5 million to Griffin Land for its share of the sales price. Also in fiscal 2007, Griffin Land acquired approximately 24 acres of land and an approximate 31,000 square foot warehouse facility in Bloomfield, Connecticut from General Cigar Company, Inc. ("General Cigar"). The purchase price of $2.7 million was paid in cash at closing. The land acquired abuts approximately 244 acres of undeveloped land held by Griffin Land. The purchase of this warehouse facility was also part of a Section 1031 exchange whereby a portion of the income taxes related to the gain on the land sale to The Hartford were deferred. As part of this transaction, Griffin Land entered into a ten-year lease with General Cigar, which will continue to use this facility in its operations.

Residential Developments

  Simsbury

        In November 1999, Griffin Land filed plans for the creation of a residential community of 640 homes, called Meadowood, on a 363 acre site in Simsbury, Connecticut. One quarter of these homes were to be deed restricted under Connecticut statutes for affordable housing. The public hearings before Simsbury's land use commissions on this proposed residential development focused on the density of the proposed development, as well as sewer, wetlands and soil contamination issues arising from prior use of the land for farming, as a result of which certain pesticides remain in the upper portion of the soil. After the conclusion of the public hearings, Griffin Land amended its plans and reduced the number of proposed homes to 371. Simsbury's land use commissions rejected the amended plans, and Griffin Land filed several separate but related actions appealing the denials of the land use commissions. At the time the original application for Meadowood was filed, Griffin Land's proposal included a method (which has received support from the Connecticut Department of Environmental Protection) of remediating the soils of the residual pesticides. However, subsequent soil testing conducted by Griffin Land indicated that the residual pesticides that remain in the soil on much of the Meadowood site are below levels that would require remediation.

        In December 2002, the trial court for two cases related to Meadowood ruled in favor of Griffin Land. Simsbury appealed those decisions, one of which was affirmed and the other, relating to planning, was reversed in part, due to the failure to have obtained a sewer connection approval for Meadowood, which has now been obtained. Those decisions could have required compliance with other court decisions on wetlands conservation and placement of septic systems within the sewer district that could have affected the proposed development. Griffin Land appealed an adverse decision on wetlands issues to the Connecticut Supreme Court, which reversed the decision and remanded the case to the trial level court for further consideration. In November 2003, Griffin Land filed a second amendment to its plans for Meadowood, which reduced the density to 298 homes, with certain land reserved for future development, and eliminated most activities in the wetlands and wetland upland areas. Simsbury's Conservation and Inland Wetlands Commission, which has jurisdiction of wetland issues, denied that application. That denial was appealed.

        In early 2007, Griffin Land and the Town of Simsbury jointly filed a motion in the Appellate Court to have the appeal remanded to the Superior Court in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval. Also in 2007, Simsbury's Planning, Zoning and Inland Wetlands Commissions approved resolutions for settlement agreements. The settlement terms include, among other things, approval for up to 299 homes, certain remediation measures to be performed by Griffin Land and the purchase by the Town, subject to approvals, of a portion of the Meadowood land for Town open space. In February 2008, the Simsbury Planning Commission approved a resolution recommending that the Town acquire the portion of the Meadowood municipal open space. In March 2008, Griffin Land and Simsbury executed settlement agreements under the terms described above. The settlement agreements were subsequently approved by the Connecticut Superior Court, thus concluding the litigation on this matter with no further appeals possible. In May 2008, the Town of Simsbury approved the purchase of a portion of the Meadowood land for Town open space. The sale of that land closed in the 2008 fourth quarter. Development of Meadowood remains subject to receiving certain environmental approvals from government agencies, including the Army Corps of Engineers and the Connecticut Department of Environmental Protection, which Griffin Land is seeking to obtain.

        As of November 29, 2008, the book value of the land for this proposed development, including design, development and legal costs, was $4.5 million. Management believes that the costs for Meadowood that have been expended to date will be recovered.

        Griffin Land owns another approximate 500 acres in Simsbury, portions of which are zoned for residential use and other portions of which are zoned for industrial use. Not all of such land is developable. The land currently zoned for industrial use is probably more suited to commercial or mixed use. Griffin Land may seek to develop or sell such lands if approvals can be obtained.

  Suffield

        In 2003, Griffin Land received approval from the Planning and Zoning Commission of Suffield, Connecticut for the subdivision of 97 acres of contiguous land in Suffield into a development of 50 homes called Stratton Farms. Griffin Land completed construction of the infrastructure for this residential development in fiscal 2005. In fiscal 2006, Griffin Land entered into a contract with a local homebuilder to sell the fifty residential lots over a three-year time period. The first sale, ten residential lots, was completed in the 2006 third quarter, and the second sale, fifteen residential lots, was completed in the 2007 third quarter. In fiscal 2008, the homebuilder did not exercise its option to purchase the next phase of residential lots, thereby canceling the option to acquire the remaining Stratton Farms lots. In fiscal 2008, Griffin Land recognized revenue of $125,000 attributed to this option. The homebuilder's decision not to purchase any lots after 2007 is attributed to the weakening of the residential real estate market during the past two years.

  Other

        In fiscal 2008, Griffin Land leased approximately 658 acres of undeveloped land in Connecticut and Massachusetts to local farmers. Much of this land had previously been leased to General Cigar under a ten-year lease agreement that terminated on February 28, 2007. That lease was entered into when Griffin and General Cigar were wholly owned subsidiaries of Culbro Corporation. The revenue generated from the leasing of farmland is not material to Griffin Land's total revenue.

        Griffin Land is evaluating its other properties for residential or other development in the future. Griffin Land anticipates that obtaining subdivision approvals in many of the towns where it holds land appropriate for residential subdivision will be an extended process.

Landscape Nursery Business

        The landscape nursery business of Griffin is operated by its wholly owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial grows containerized plants for sale to independent garden centers, rewholesalers, whose main customers are landscape contractors, and mass merchandisers. Imperial's major markets are in the Northeast, Mid-Atlantic and Midwest. The landscape nursery industry is extremely fragmented, and Imperial believes that its sales volume places it among the fifty largest landscape nursery growers in the country.

        Imperial's growing operations are located on land owned by Griffin in Connecticut (approximately 445 acres currently used) and land owned by Imperial in northern Florida (approximately 490 acres currently used). Currently, substantially all of the useable contiguous acreage suitable for the container-growing operations in Connecticut is used, as is a large portion of such acreage in northern Florida. Imperial also uses approximately 45 acres of land in Connecticut to grow liners (starter plants) in the field for transplanting into containers. Imperial is in the process of relocating its field liner growing operation to other land owned by Griffin.

        Imperial's sales are extremely seasonal, peaking in spring, are strongly affected by weather conditions, particularly in the spring planting season, and are affected by commercial and residential building activity. The slowdown in new housing starts during the past two years and the weakened economy have adversely impacted Imperial's results. Imperial expects 2009 sales to be hampered by the continued weakness in the economy and increased competition, as other growers of landscape nursery stock seek to liquidate inventories that were not sold in 2008. Orders for spring 2009 deliveries reflect some probable weakening of prices because of substantial unsold inventories thought to be held by growers that are competitors of Imperial. Imperial's sales are made to a large variety of customers, no single one of which represented more than 10% of Imperial's total sales in fiscal 2008, fiscal 2007 or fiscal 2006. However, aggregate net sales to Imperial's ten largest customers, including several large mass merchandisers, accounted for 21% of Imperial's total sales in fiscal 2008, 25% of Imperial's total net sales in fiscal 2007 and 35% of Imperial's total net sales in fiscal 2006. A significant amount of sales to independent garden centers are made through cooperative buying organizations.

        Imperial's inventories consist principally of container-grown plants on its two farms. The largest volume products of Imperial are evergreens, including rhododendron, flowering shrubs and perennials. Container-grown product is held principally from one to five years before it is sold. Several years ago, Imperial started selling some perennials and several other products as one of several licensed growers under the "Novalis" trade name. Imperial has entered into additional licensing agreements that enable it to grow and sell certain branded products available only to a limited number of growers. These programs are directed toward increasing Imperial's sales to independent garden centers.

        As approved by Griffin's Board of Directors, Imperial will shut down its Quincy, Florida farm by the end of fiscal 2009. Imperial's Quincy, Florida farm represents all of Imperial's growing operations in Florida. Imperial expects to continue to operate its farm in Granby, Connecticut. The shutdown of the Florida farm reflects the difficulties that the farm has encountered in delivering product to most of Imperial's major markets, which are located in the mid-Atlantic area and northeastern United States.

Imperial has been unable to develop sufficient volume in southern markets that are closer to its Florida farm to reduce that farm's dependence on shipping product substantial distances. The closure of the Florida farm will enable Imperial to focus as a regional grower with most of its major markets within close proximity of its Connecticut farm. Griffin reported charges of $8.9 million in connection with the restructuring of its landscape nursery business in its fiscal 2008 consolidated statement of operations as a result of the shutdown of Imperial's Florida farm. Of this amount, $7.2 million relates to the writedown of inventories and is included in costs of landscape nursery sales and $1.7 million relates to the writeoff of fixed assets and severance payments and is reported as a restructuring charge on the consolidated statement of operations. The closing of the Florida farm will increase the portion of the overhead of Imperial that will need to be covered by Connecticut farm operations. Because the majority of the charge for the shutdown of the Florida farm reflects the disposition of inventories below their carrying values at the time of sale, Griffin expects the closing of the Florida farm to result in some positive cash flow.

        Imperial continues to review other ways to improve its operating results, including changes in the relative quantities of some products currently grown and possible changes in the potting and growing cycles for some of its containerized production. In response to the current and expected difficult industry trend, Imperial has reduced its production plan for 2009. This change is expected to result in some reduction in inventory levels over the next few years. Any such changes, if successful, taking into account the growing cycles of the related plants, will take a substantial period of time to be reflected in Imperial's results of operations to any material extent. In addition, over the past three years, Imperial has increased the percentage of its product sold to independent garden centers and reduced its sales to mass merchant customers. Sales to independent garden centers generally have more favorable gross margins as compared to sales to mass merchandisers.

        In fiscal 2008, Imperial's cost of goods sold includes $1.1 million for inventory losses. The inventory losses reflect a higher than expected level of disposals of unsaleable product, increases to inventory reserves because the carrying costs of certain inventories exceed their net realizeable values and the writeoff of certain inventories that will no longer be sold due to changes in product mix. The charge for unsaleable inventories and net realizeable value issues was $0.7 million in fiscal 2007 and $0.8 million in fiscal 2006. These amounts are in addition to the inventory writedown arising in connection with the shutdown of Imperial's Florida farm.

        Shipping capacity and shipping expense are major cost concerns. Over the past three years, costs of shipping have increased significantly as the result of higher fuel costs and the need to arrange for the return of portable shelving units for subsequent shipments. In fiscal 2007, Imperial increased the number of trucking vendors, improved the routing of shipments and had additional portable shelving units available. These improvements, along with an increase in delivery charges to customers, improved the net impact of transportation on Imperial's operating results. Management is continuing its efforts to review its shipping practices.

Investments

  Centaur Media, plc

        In fiscal 2004, Griffin sold its holdings in Centaur Communications, Ltd. ("Centaur Communications") and, in addition to the cash proceeds of $68.9 million, received 6,477,150 shares of common stock of Centaur Holdings, plc ("Centaur Holdings"), approximately 4% of the outstanding common stock of Centaur Holdings at the time of the transaction. In June 2006, Centaur Holdings changed its name to Centaur Media, plc ("Centaur Media"). Centaur Media is a publicly traded company listed on the London Stock Exchange. In fiscal 2007, Griffin sold 1,200,000 shares of its Centaur Media common stock for proceeds of approximately $3.5 million, which resulted in a pretax gain of $2.9 million. Griffin did not sell any of its Centaur Media stock in fiscal 2008, as the market price of this stock as well as the exchange rate for the British pound sterling against the dollar have declined over the past eighteen months. Griffin accounts for its remaining investment in Centaur Media as an available-for-sale security. Accordingly, changes in the market value of Griffin's remaining investment in Centaur Media, including both changes in the stock price and changes in the foreign currency exchange rate, are not included in Griffin's net income but are included in Griffin's other comprehensive income.

  Shemin Nurseries Holding Corp.

        In fiscal 2001, Griffin sold the portion of Imperial's business that operated wholesale sales and service centers and received cash proceeds of $18.4 million and approximately 14% of the outstanding common stock of Shemin Acquisition Corp. ("Shemin Acquisition"), a privately held company that operated a landscape nursery distribution business and an irrigation supply business through its subsidiaries. Griffin accounted for its investment in Shemin Acquisition under the cost method of accounting for investments. In fiscal 2004, Griffin invested an additional $143,000 in Shemin Acquisition and maintained its approximate 14% ownership interest. In fiscal 2005, Griffin exchanged a portion of its holdings in Shemin Acquisition for common stock in Shemin Nurseries Holding Corp. ("SNHC"), which operates a landscape nursery distribution business through its subsidiary that previously was a wholly-owned subsidiary of Shemin Acquisition. Griffin then completed the sale of its remaining stock in Shemin Acquisition for cash proceeds of $5.7 million. Also in fiscal 2005, Griffin received a cash distribution of $1.7 million from SNHC. In fiscal 2007, Griffin received cash of $1.8 million from SNHC, which included dividend income of $1.6 million and a $0.2 million return of investment. Griffin did not receive any dividends or distributions from SNHC in fiscal 2008. Griffin continues to hold its investment in SNHC and accounts for this investment under the cost method of accounting for investments.

Financial Information Regarding Industry Segments

        See Note 3 to the consolidated financial statements of Griffin for certain financial information regarding the real estate business and the landscape nursery business.

Employees

        As of November 29, 2008, Griffin employed 174 people on a full-time basis, including 21 in its real estate business and 147 in its landscape nursery business, including 56 employees at the Quincy, Florida farm that will be shut down by the end of fiscal 2009. Presently, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

Competition

        Numerous real estate developers operate in the portion of Connecticut and Massachusetts in which Griffin's holdings are concentrated. Some of these businesses may have greater financial resources than Griffin. Griffin's real estate business competes on the bases of location, price, availability of space, convenience and amenities.

        The landscape nursery business is competitive, and Imperial competes against a number of other companies, including national, regional and local landscape nursery businesses. Some of Imperial's competitors in the landscape nursery industry are larger than Imperial. Growers of landscape nursery products compete on the bases of price, product quality, service and product availability.

Regulation: Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin Land may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of Griffin's land may be affected by the presence of chlordane and dieldrin, arising from the prior use of the land for farming on a portion of the land that is intended for residential use. In the event that Griffin Land is unable to remediate adequately any of its land intended for residential use, Griffin Land's ability to develop such property for its intended purposes would be materially affected.

        Griffin Land periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. At this time, Griffin Land does not anticipate experiencing, in the next twelve months, material expense in complying with such laws. Some environmental remediation cost will be incurred in connection with site work for the 304,000 square foot warehouse recently started at Tradeport. Griffin Land may incur certain remediation costs in the future in connection with its development operations. Such costs are not expected to be significant as compared to expected proceeds of development projects.

ITEM 1A.    RISK FACTORS

        Griffin's real estate and landscape nursery businesses have a number of risk factors. The risk factors discussed below are the ones that management deems to be material, but they may not be the only risks facing Griffin's businesses. Additional risks not currently known or currently deemed not to be material may also impact Griffin's businesses.

  Adverse Economic Conditions and Credit Markets

        Griffin Land's real estate business may be affected by market conditions and economic challenges experienced by the U.S. economy as a whole or by local economic conditions in the market in which its properties are located. The current conditions in the credit markets, or similar conditions existing in the future, may adversely affect Griffin's results of operations, financial conditions or ability to expand as a result of the following:

  •
  The financial condition of Griffin Land's tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

  •
  Significant job losses may occur, which may decrease demand for Griffin Land's office and industrial space, causing market rental rates and property values to be negatively impacted;

  •
  Griffin's ability to borrow on terms and conditions that it finds acceptable, or at all, may be limited, which could reduce its ability to pursue acquisition and development opportunities, refinance existing debt, and/or increased future interest expense;

  •
  Reduced values of Griffin Land's properties may limit its ability to obtain debt financing collateralized by its properties or may limit the proceeds from such potential financings.

        Imperial's landscape nursery business may also be affected by the weakness in the U.S. economy. Landscape nursery products are a discretionary purchase, and the softening of demand for such products at the retail level will result in the reduction of orders by Imperial's independent garden center customers. Weakness in demand would also result in lower pricing, as other growers of landscape nursery products seek to liquidate inventories before product becomes unsaleable.

  Downturn in the Residential Real Estate Market

        The decline in the residential real estate market may adversely affect Griffin Land's real estate development activities. The decline in the residential real estate market could also result in the delay of the development of Griffin Land's undeveloped land intended for residential use. The slowdown in new housing starts may also adversely affect Imperial's future results. Although Imperial only has minimal sales of product to home builders, they are the ultimate users of a portion of the product sold to Imperial's rewholesale customer segment, which accounted for 33% of Imperial's sales in fiscal 2008.

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

  Competition and Governmental Regulations

        Griffin Land's real estate operations compete with other properties in Griffin Land's area of operation. The construction of new facilities by competitors would increase capacity in the marketplace, which could result in Griffin Land experiencing longer times to lease vacant space, eroding lease rates or hindering renewals by existing tenants. Griffin Land's real estate operations are subject to governmental regulations that affect real estate development, such as local zoning ordinances. Any changes in such regulations may impact the ability of Griffin Land to develop its properties.

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

  Risks of Agricultural and Environmental Factors

        Imperial's production of plants may be adversely affected by agricultural and environmental factors beyond its control, such as a hurricane at its northern Florida location or severe drought conditions. A hurricane at its northern Florida facility could damage Imperial's facilities and result in a loss of inventory (see Risks of Loss in the Landscape Nursery Business Not Covered by Insurance). Imperial's production facilities could also be adversely affected by severe drought conditions. While management believes that Imperial's Connecticut and northern Florida operations have sufficient water supplies available, a severe drought could impact Imperial's ability to maintain adequately its inventory. In addition, a severe drought in Imperial's main sales markets could substantially impact Imperial's sales.

        Other agricultural or environmental factors that could materially impact Imperial's growing operations are adverse weather conditions, such as freezing conditions (particularly at the northern Florida facility), plant diseases, pests and the improper use of herbicides and pesticides. The occurrence of any one of these factors could materially affect Imperial's growing operations and result in a portion of Imperial's inventory becoming unsaleable.

  Concentration of Customers

        Although no single customer of Imperial accounted for more than 10% of Imperial's total net sales in fiscal 2008, Imperial's ten largest customers, including several mass merchandisers, accounted for approximately 21% of Imperial's total net sales in fiscal 2008. Management expects that a small number of customers will continue to account for a significant portion of Imperial's net sales over the next several years. Imperial does not have any material sales contracts with any of its customers. Certain of Imperial's independent garden center customers purchase product from Imperial through buying cooperatives. The loss of one of Imperial's larger customers or the inability to collect accounts receivable from one of Imperial's larger customers, including buying cooperatives, could have an adverse effect on Imperial.

        One of Griffin Land's tenants accounted for approximately 10% of its total rental revenue in fiscal 2008.

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

        Griffin Land's construction activities could be adversely affected by increases in raw materials or energy costs. As petroleum and other energy costs increase, products used in the construction of Griffin Land's facilities, such as steel, masonry, asphalt, cement and building products may increase. The cost of such items did increase in 2008 but have subsequently returned to lower levels. An increase in the cost of building new facilities would negatively impact Griffin Land's future operating results through increased depreciation expenses. An increase in construction costs would also require increased investment in Griffin Land's real estate assets, which may lower the return on investment in new facilities in the real estate business.

  Availability of Transportation Vendors to Deliver Product

        Substantially all of Imperial's sales are delivered to customers' locations using independent contractors for trucking services. The ability to ship products timely, especially during the peak spring shipping season, could be adversely impacted by shortages in available trucking capacity. Significant increases in transportation costs could have a material adverse effect on Imperial's business, as customers may choose to purchase product from local growers or Imperial may not be able to pass along such increases to customers. The risks regarding transportation, while significant to Imperial's entire operation, are more acute at its Florida facility, because that facility is, on average, more distant from its customers than Imperial's Connecticut facility.

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

  The Concentrated Ownership of Griffin Common Stock by Members of the Cullman and Ernst Families

        Members of the Cullman and Ernst families (the "Cullman and Ernst Group"), which include Edgar M. Cullman and David M. Danziger, directors of Griffin, Frederick M. Danziger, director and Griffin's President and Chief Executive Officer, and Michael S. Gamzon, a Vice President of Griffin, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 50.4% of the outstanding common stock of Griffin as of November 29, 2008. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin's corporate and management policies and may limit other Griffin stockholders' ability to influence Griffin's corporate and management policies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

Land Holdings

        Griffin is a major landholder in the State of Connecticut, owning approximately 3,560 acres, and also owns approximately 440 acres of land in Massachusetts. In addition, Griffin owns approximately 1,070 acres in northern Florida, most of the useable portion of which is used for Imperial's growing operations or is contiguous to such operations.

        At November 29, 2008, the book value of undeveloped land holdings, including land improvements, owned by Griffin, principally in the Hartford, Connecticut area, was approximately $16.8 million. Griffin believes the fair market value of such land is substantially in excess of its book value, including land improvements.

        A listing of the locations of Griffin's real estate held for development or sale, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut has been developed, and nursery real estate, is as follows:

Real Estate Held For Development or Sale

Location of Property	Land Area (in acres)
Connecticut
Bloomfield	325
East Granby	150
East Windsor	115
Granby	106
Manchester	30
Simsbury	785
Suffield	299
Windsor	969
Massachusetts
Southwick	436

Nursery Real Estate

Location of Property	Land Area (in acres)
Florida
Quincy	1,066
Connecticut
East Granby	424
Granby	305
Windsor	45
Simsbury	10

        Griffin also leases approximately 2,200 square feet in New York City for its executive offices.

        As with many companies engaged in real estate investment and development, Griffin holds its real estate portfolio subject to mortgage debt. See Note 5 to Griffin's consolidated financial statements for information concerning the mortgage debt associated with Griffin's properties.

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

        In early 2007, Griffin Land and the Town of Simsbury jointly filed a motion in the Appellate Court to have the appeal remanded to the Superior Court in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval. Also in 2007, the Town's Planning, Zoning and Inland Wetlands Commissions approved resolutions for settlement agreements. The settlement terms include, among other things, approval for up to 299 homes, certain remediation measures to be performed by Griffin Land and the purchase by the Town, subject to approvals, of a portion of the Meadowood land for Town open space. In February 2008, the Simsbury Planning Commission approved a resolution recommending that the Town acquire the portion of the Meadowood land as outlined in the settlement agreements if such land is substantially clean and suitable for use as municipal open space. In March 2008, Griffin Land and Simsbury executed settlement agreements under the terms described above. The settlement agreements were approved by the Connecticut Superior Court on April 18, 2008 and April 28, 2008, thus concluding the litigation on this matter with no further appeals possible. In May 2008, the Town of Simsbury approved the purchase of a portion of the Meadowood land for town open space. The sale of that land closed in November 2008. Development of Meadowood remains subject to receiving certain environmental approvals from government agencies, including the Army Corps of Engineers and the Connecticut Department of Environmental Protection, which Griffin Land will be seeking to obtain.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                   MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the NASDAQ Stock Market LLC:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2008	$37.00	$31.60	$36.93	$31.50	$37.00	$30.54	$41.50	$22.73
2007	$37.42	$31.00	$38.00	$34.20	$38.49	$32.69	$38.60	$32.50

        On January 23, 2009, the number of record holders of common stock of Griffin was approximately 392, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the NASDAQ Stock Market LLC on such date was $31.54 per share.

Issuer Purchases of Equity Securities

        The following table provides information regarding purchases of equity securities by the issuer for the fiscal year ended November 29, 2008.

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs(1)
March 7, 2008	56,100	$34.02	169,000	81,000
May 30, 2008	12,900	$33.19	181,900	68,100
July 25, 2008	10,200	$33.84	192,100	57,900
August 21, 2008	6,000	$32.97	198,100	51,900

(1)
On January 30, 2007, Griffin's Board of Directors authorized the repurchase of up to 150,000 shares of Griffin's outstanding common stock through private transactions. The program to repurchase did not obligate Griffin to repurchase any specific number of shares, and could have been suspended at any time at management's discretion. In November 2007, the Board of Directors increased by 100,000 shares the number of shares authorized for repurchase under the program and extended the program through December 31, 2008. There were no share repurchases from November 29, 2008 through December 31, 2008, when the share repurchase program expired and was not renewed.

Dividend Policy

        From the time Griffin became a public company in 1997 through the third quarter of fiscal 2007, Griffin did not pay dividends to its stockholders. In the 2007 fourth quarter, Griffin declared a quarterly cash dividend of $0.10 per share on its common stock. In fiscal 2008, Griffin declared a cash dividend of $0.10 per share for each quarter. Griffin expects to pay quarterly dividends to its shareholders in future quarters subject to the Board of Directors' evaluation of other uses for Griffin's cash.

 Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column(a)) (c)
Equity compensation plan approved by security holders	130,052	$21.22	223,675

Note:    There are no equity compensation plans that were not approved by security holders.

Stock Performance Graph

        The following graph compares the total percentage changes in the cumulative total stockholder return (assuming the reinvestment of dividends) on Griffin's Common Stock with the cumulative total return of the Russell 2000 Index from November 28, 2003 to November 29, 2008. It is assumed in the graph that the value of each investment was $100 at November 28, 2003. Griffin is not aware of any other company that substantially participates in both the landscape nursery and real estate businesses, and would therefore be suitable for comparison to Griffin as a "peer issuer" within Griffin's lines of business.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected statement of operations data for fiscal years 2004 through 2008 and balance sheet data as of the end of each fiscal year. The selected statement of operations financial data for fiscal 2006, fiscal 2007 and fiscal 2008 and the selected balance sheet financial data for fiscal 2007 and fiscal 2008 are derived from the audited consolidated financial statements included in Item 8 of this report. The selected financial data for fiscal 2004 and fiscal 2005 and the balance sheet data for fiscal 2006 were derived from the audited consolidated financial statements for those years.

	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$44,546	$59,423	$53,231	$41,889	$41,270
Operating (loss) profit	(11,203)	9,417	334	(4,761)	(3,994)
Gain on sale of Centaur Media common stock	—	2,873	—	—	—
Gain on sale of Shemin Acquisition Corporation	—	—	—	3,235	—
Gain on sale of equity investment in Centaur Communications, Ltd.	—	—	—	—	51,107
(Loss) income before cumulative effect of change in accounting principle	(8,285)	8,331	(215)	(1,368)	30,988
Cumulative effect of change in accounting principle, net of tax (a)	—	—	(217)	—	—
Net (loss) income	(8,285)	8,331	(432)	(1,368)	30,988
(Loss) earnings per share:
Basic:
(Loss) income per share before cumulative effect of change in accounting principle	(1.64)	1.62	(0.04)	(0.27)	6.31
Cumulative effect of change in accounting principle, net of tax (a)	—	—	(0.04)	—	—
Net (loss) income per share	(1.64)	1.62	(0.08)	(0.27)	6.31
Diluted:
(Loss) income per share before cumulative effect of change in accounting principle	(1.64)	1.58	(0.04)	(0.27)	6.06
Cumulative effect of change in accounting principle, net of tax (a)	—	—	(0.04)	—	—
Net (loss) income per share	(1.64)	1.58	(0.08)	(0.27)	6.06
Balance Sheet Data:
Total assets	181,675	206,803	216,615	188,650	176,890
Working capital	33,723	61,541	65,678	74,921	71,442
Long-term debt (including current portion)	48,516	49,695	51,828	44,219	32,334
Stockholders' equity	121,160	138,903	139,614	132,857	134,130
Cash dividends declared per common share	0.40	0.10	—	—	—

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

        The notes to Griffin's consolidated financial statements included in Item 8 contain a summary of the significant accounting policies and methods used in the preparation of Griffin's consolidated financial statements. However, in the opinion of management, because of the relative magnitude of Griffin's real estate assets and inventories, accounting methods and estimates related to those assets are critical to the preparation of Griffin's consolidated financial statements. In many other cases, however, Griffin must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. The following are the critical accounting estimates and methods used by Griffin:

          Investments: Griffin classifies its investments in debt and equity securities that have readily determinable fair values as either available-for-sale or trading securities, based upon management's intent regarding each security. If there is a decline in fair value of available-for-sale securities, Griffin evaluates whether such decline is other than temporary, and if the decline is deemed to be other than temporary, Griffin would record the decline in its consolidated statement of operations.

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

Summary

        Griffin incurred a net loss in fiscal 2008 of $8.3 million as compared to net income of $8.3 million in fiscal 2007. The lower results in fiscal 2008 principally reflect lower results at Griffin's operating businesses, Griffin Land and Imperial, and lower investment income. The lower operating results principally reflect pretax charges of $8.9 million related to the shutdown of Imperial's Florida growing operations and lower property sales at Griffin Land. Also, fiscal 2007 included a gain on the sale of a portion of Griffin's investment in Centaur Media, plc ("Centaur Media"). There were no Centaur Media shares sold in fiscal 2008.

        Operating profit at Griffin Land decreased from $15.1 million in fiscal 2007 to $4.0 million in fiscal 2008 due principally to lower profit from property sales. Imperial incurred an operating loss of $11.7 million in fiscal 2008, including charges of $8.9 million related to the shutdown of its Florida growing operations, as compared to an operating loss of $1.4 million in fiscal 2007. Griffin's general corporate expense decreased to $3.5 million in fiscal 2008 from $4.3 million in fiscal 2007, principally reflecting a decrease in the liability for Griffin's nonqualified savings plan and lower legal costs. Fiscal 2007 included a pretax gain of $2.9 million from the sale of a portion of Griffin's investment in Centaur Media. There were no sales of Centaur Media common stock in fiscal 2008. Investment income was lower in fiscal 2008 as compared to fiscal 2007 due principally to fiscal 2007 including $1.6 million in dividend income from Shemin Nurseries Holding Corp. ("SNHC"). There were no dividends received from SNHC in fiscal 2008. Interest expense in fiscal 2008 was slightly higher than fiscal 2007 due to a lower amount of capitalized interest in fiscal 2008.

        In fiscal 2007, Griffin adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). The adoption of SFAS No. 158 did not impact Griffin's consolidated statement of operations, but did increase Griffin's accumulated other comprehensive income by $137,000 in fiscal 2008 and $47,000 in fiscal 2007. See Notes 1 and 6 to the consolidated financial statements included in Item 8.

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

Fiscal 2008 Compared to Fiscal 2007

        Griffin's consolidated total revenue decreased from $59.4 million in fiscal 2007 to $44.5 million in fiscal 2008. The decrease in total revenue of approximately $14.9 million reflects decreases in revenue of approximately $11.5 million and approximately $3.4 million at Griffin Land and Imperial, respectively.

        Total revenue at Griffin Land decreased from approximately $31.4 million in fiscal 2007 to approximately $19.9 million in fiscal 2008. The decrease of approximately $11.5 million reflects a decrease of approximately $12.7 million of revenue from property sales, partially offset by an increase of approximately $1.2 million of rental revenue. The increase in Griffin Land's rental revenue in fiscal 2008, as compared to fiscal 2007, principally reflects: (i) $0.8 million from leasing previously vacant space; (ii) $0.7 million from leasing space for the entire year in fiscal 2008 as compared to a portion of the year in 2007 because the respective buildings were either built or acquired during fiscal 2007; and (iii) $0.1 million for leasing space in a new industrial building that came on line in the 2008 fourth quarter; partially offset by a decrease of $0.5 million from space being vacant this year that was leased during fiscal 2007. A summary of the square footage of Griffin Land's real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of November 29, 2008	2,116,000	1,684,000	80%
As of December 1, 2007	2,016,000	1,322,000	66%

        The increase in total square footage from 2,016,000 square feet at the end of fiscal 2007 to 2,116,000 square feet at the end of fiscal 2008 reflects the approximate 100,000 square foot industrial building in Tradeport that was built in fiscal 2008 and placed in service in the fourth quarter.

        The increase in square footage leased in fiscal 2008 principally reflects Griffin Land leasing its entire approximate 308,000 square foot warehouse in Manchester, Connecticut, which had been vacant. The new lease is for seven years, and, in addition to other customary terms, includes an option, with certain conditions, exercisable by Griffin Land to sell the property to the lessee, and another option, exercisable by the lessee, to purchase the property from Griffin Land, during different periods during the lease term at a price that has been agreed upon. Also in fiscal 2008, Griffin Land entered into a new lease for approximately 58,000 square feet with a tenant that previously leased approximately 22,000 square feet in one of Griffin Land's other Tradeport industrial buildings, resulting in a net increase of approximately 36,000 square feet being leased. This new lease is for space in the approximate 100,000 square foot industrial building in Tradeport that was built and placed in service in fiscal 2008.

        Market activity for industrial and office space was weak in fiscal 2008, reflecting the downturn in the economy, which accelerated in the latter part of the year. While Griffin Land was able to secure new leases on some of its previously vacant space, the overall activity in the market, based on inquiries from prospective tenants, declined in 2008 from prior years.

        The approximate $12.7 million decrease in revenue from property sales reflects several significant land sale transactions closing in fiscal 2007, while fiscal 2008 included only one property sale that closed during the year along with the recognition of revenue on a property sale that closed in fiscal 2006. Property sale revenue in fiscal 2008 principally includes $2.0 million from the recognition of previously deferred revenue from the sale of undeveloped Tradeport land to Walgreen that closed in fiscal 2006 and has been accounted for under the percentage of completion method and $2.5 million from the sale of land to the Town of Simsbury related to the settlement of litigation in connection with Griffin's proposed residential development in that town. As of November 29, 2008, Griffin Land has recognized all of the previously deferred revenue and gain from the 2006 land sale to Walgreen because the required road improvements related to that sale have been completed. In aggregate, the land sale to Walgreen generated revenue of $13.0 million and a pretax gain of $10.2 million over the past three years. Property sales occur periodically and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

        Net sales and other revenue at Imperial decreased from $28.0 million in fiscal 2007 to $24.6 million in fiscal 2008, as unit sales volume decreased 16% in fiscal 2008 as compared to fiscal 2007. Management attributes the decrease in net sales to the weakened economy in fiscal 2008 and the reduction in new home construction.

        Griffin incurred a consolidated operating loss, after general corporate expense, of $11.2 million in fiscal 2008 as compared to consolidated operating profit, after general corporate expense, of $9.4 million in fiscal 2007. The lower operating results in fiscal 2008 reflect a decrease of approximately $11.1 million in operating profit at Griffin Land and an increase of approximately $10.3 million in the operating loss incurred by Imperial (including restructuring related charges of $8.9 million in fiscal 2008), partially offset by a reduction in general corporate expense of $0.8 million.

        Operating results of Griffin Land in fiscal 2008 and 2007 were as follows:

	Fiscal 2008	Fiscal 2007
	(amounts in thousands)
Rental revenue	$15,348	$14,151
Costs related to rental revenue excluding depreciation and amortization expense (a)	(6,555)	(6,294)

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	8,793	7,857

Revenue from property sales	4,561	17,246
Costs related to property sales	(1,601)	(2,924)

Gain from property sales	2,960	14,322

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	11,753	22,179
General and administrative expenses excluding depreciation and amortization expense (a)	(2,661)	(2,631)

Profit before depreciation and amortization expense (a)	9,092	19,548
Depreciation and amortization expense related to costs of rental revenue	(5,077)	(4,430)
Depreciation and amortization expense–other	(35)	(37)

Operating profit	$3,980	$15,081

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense, and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America. They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America. The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales on Griffin's consolidated statement of operations.

        The increase of $0.9 million in Griffin Land's profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the $1.2 million increase in rental revenue, partially offset by a $0.3 million increase in costs related to rental revenue excluding depreciation and amortization expenses. The higher costs principally reflect the operating expenses for buildings that were in operation for the entire year in fiscal 2008 as compared to being in operation for only a portion of fiscal 2007.

        The gain from property sales in fiscal 2008 principally reflects the recognition of the remainder of the previously deferred gain from the land sale to Walgreen that closed in fiscal 2006 and the gain on the land sale that closed in the 2008 fourth quarter. In fiscal 2007, Griffin Land's gain from property sales included gains on several sales of undeveloped land, including two significant sales of undeveloped commercial land, the sale of the second phase of residential lots in Stratton Farms and approximately

$2.7 million of previously deferred gain recognized on the land sale to Walgreen that closed in fiscal 2006.

        Griffin Land's general and administrative expenses were essentially unchanged in fiscal 2008 as compared to fiscal 2007. Depreciation and amortization expense at Griffin Land increased from approximately $4.5 million in fiscal 2007 to approximately $5.1 million in fiscal 2008. The increase principally reflects: (i) approximately $0.4 million of depreciation expense related to buildings that were on line for the entire year in fiscal 2008 but were either not in operation in fiscal 2007 or in operation for only a portion of fiscal 2007; (ii) $0.1 million of depreciation expense on the new building completed in fiscal 2008; and (iii) $0.1 million of depreciation expense on tenant improvements related to new leases.

        Operating results of Imperial in fiscal 2008 and fiscal 2007 were as follows:

	Fiscal 2008	Fiscal 2007
	(amounts in thousands)
Net sales and other revenue	$24,637	$28,026
Cost of goods sold	(29,933)	(24,315)

Gross (loss) profit	(5,296)	3,711
Selling, general and administrative expenses	(4,760)	(5,079)
Restructuring charge	(1,655)	—

Operating loss	$(11,711)	$(1,368)

        Imperial's operating loss in fiscal 2008 increased by approximately $10.3 million over the operating loss in fiscal 2007, reflecting (i) a $9.0 million decrease in gross profit, principally related to the shutdown of its Florida growing operations by the end of fiscal 2009; and (ii) a $1.7 million restructuring charge for the Florida shutdown, partially offset by an approximate $0.3 million decrease in selling, general and administrative expenses. The $9.0 million decrease in gross profit includes the effect of a charge of $7.2 million to reserve for Florida inventories that, as a result of the shutdown of that farm by the end of fiscal 2009, are expected to be sold below their carrying values at the time of sale and a decrease of $1.8 million due to other factors. Those other factors include the decline in sales volume, overall lower pricing in fiscal 2008 and an increase in charges for unsaleable inventories to $1.1 million in fiscal 2008 from $0.7 million in fiscal 2007. The lower pricing reflects the increase in sales discounts offered to generate sales volume and move product before it became unsalable. Those efforts were only partially successful, as some product expected to be sold in fiscal 2008 was held over for sale in fiscal 2009. The carryover of unsold product into fiscal 2009, the closing of Imperial's Florida growing operations by the end of fiscal 2009 and competition from other growers also seeking to liquidate inventories of unsold product from 2008 is expected to result in lower overall pricing in fiscal 2009 as compared to fiscal 2008. Imperial's gross margin on sales, excluding the charges for the shutdown of its Florida growing operations and unsalable inventories, decreased from 15.8% in fiscal 2007 to 12.1% in fiscal 2008. The lower margins principally reflect the lower pricing in the current year and increased delivery costs, which were not entirely offset by increased charges to customers.

        As approved by Griffin's Board of Directors, Imperial will shut down its Quincy, Florida farm, which comprises all of Imperial's growing operations in Florida, by the end of fiscal 2009. Imperial expects to continue to operate its farm in Granby, Connecticut. The shutdown of Imperial's Florida farm reflects the difficulties that facility has encountered in delivering product to most of Imperial's major markets, which are located in the mid-Atlantic area and northeastern United States. Imperial has been unable to develop sufficient volume in more southern markets to reduce its dependence on shipping Florida product substantial distances. The closure of the Florida operations will enable

Imperial to focus as a regional grower with most of its major markets within close proximity of its Connecticut farm.

        The restructuring charge is comprised of: (i) $1.1 million to write down fixed assets that will no longer be used; and (ii) $0.6 million for severance payments. A total of approximately 70 employees are affected by the shutdown of the Florida farm including 14 employees who were terminated prior to November 29, 2008. Approximately $0.1 million of severance was paid in the 2008 fourth quarter for the 14 employees terminated in that period. The liquidation of inventory, payment of the balance of the severance and the closing of the Florida growing operations are expected to take place during fiscal 2009. Because the majority of the charge for the shutdown of the Florida growing operations is a non-cash charge that reflects the expected disposition of inventories below their carrying values at the time of sale, Griffin expects the closing of the Florida farm to result in some positive cash flow.

        Included in the reserve for inventory are the excess of the carrying value of the inventory over the estimated sales proceeds and the costs to maintain inventory prior to sale and estimated disposal costs. Management has used its best judgment in estimating sales proceeds, the costs to maintain the inventory and the disposal costs; however, actual amounts may differ from the amounts estimated based on several factors, including market conditions. The effect of differences between estimated and actual amounts will be reflected in fiscal 2009 results.

        Imperial's selling, general and administrative expenses decreased from approximately $5.1 million in fiscal 2007 to approximately $4.8 million in fiscal 2008. The lower selling, general and administrative expenses in fiscal 2008 reflects a decrease of $0.3 million in selling expense, due to lower commission expense as a result of the lower sales, and fiscal 2007 including $0.2 million of costs related to litigation that was settled last year. Partially offsetting these items was a $0.1 million increase in general and administrative payroll expense due to an increase in headcount. As a percentage of net sales, Imperial's selling, general and administrative expenses increased from 18.1% in fiscal 2007 to 19.3% in fiscal 2008.

        Griffin's general corporate expense decreased from $4.3 million in fiscal 2007 to $3.5 million in fiscal 2008. The decrease principally reflects a decrease of $0.7 million in expense related to Griffin's non qualified deferred compensation plan, a decrease of $0.3 million in legal expenses and a decrease of $0.2 million for compliance with Section 404 of the Sarbanes-Oxley Act, partially offset by increases of $0.3 million in payroll expense and $0.1 million in state franchise taxes. The increase in payroll expense reflects an increase in headcount in fiscal 2008.

        In fiscal 2007, Griffin sold 1.2 million of its approximately 6.5 million shares of Centaur Media common stock and recorded a pretax gain of $2.9 million on those sales. Griffin did not sell any of its Centaur Media common stock in fiscal 2008.

        Griffin's consolidated interest expense increased from $3.2 million in fiscal 2007 to $3.3 million in fiscal 2008. The increase in interest expense was due to a decrease of approximately $0.3 million in interest capitalized in fiscal 2008 as compared to fiscal 2007 due to less construction activity in fiscal 2008, partially offset by a decrease of approximately $0.2 million of interest on nonrecourse mortgage debt in fiscal 2008 from fiscal 2007 due to a lower amount of average outstanding debt. Griffin's average outstanding debt in fiscal 2008 was $49.1 million as compared to $51.1 million in fiscal 2007.

        Griffin's investment income decreased from $3.9 million in fiscal 2007 to $1.1 million in fiscal 2008. The decrease principally reflects fiscal 2007 including $1.6 million of dividend income received from SNHC. There was no dividend income received from SNHC in fiscal 2008. Additionally, the average amount of short-term investments in fiscal 2008 was $15.7 million as compared to an average amount of short-term investments of $26.3 million in fiscal 2007, and Griffin's short-term investments had lower returns in fiscal 2008, attributed to lower short-term interest rates.

        Griffin's effective income tax rate was 38.1% for fiscal 2008, as compared to 36.2% for fiscal 2007. The effective tax rates for the 2008 and 2007 fiscal years reflect the statutory federal income tax rates adjusted for state income taxes. Included in the income tax benefit in fiscal 2008 is approximately $0.1 million of tax benefit resulting from the adjustment of amounts estimated in the fiscal 2007 income tax provision to the amounts reflected on the fiscal 2007 income tax returns.

Fiscal 2007 Compared to Fiscal 2006

        Griffin's consolidated total revenue increased from $53.2 million in fiscal 2006 to $59.4 million in fiscal 2007, reflecting an increase in revenue of approximately $9.6 million at Griffin Land, partially offset by a decrease in revenue of approximately $3.4 million at Imperial.

        Revenue at Griffin Land increased from $21.8 million in fiscal 2006 to $31.4 million in fiscal 2007. The increase of approximately $9.6 million reflects an increase of approximately $7.5 million in revenue from property sales and an increase of approximately $2.1 million of revenue from leasing operations. Property sales occur periodically, and changes in revenue from year to year from these transactions are generally not indicators of any trends in the real estate business. Revenue from property sales in fiscal 2007 reflects several sales of undeveloped land, including the sale of approximately 73 acres in Griffin Center in Windsor, Connecticut to The Hartford Insurance Company for their construction of a large office complex, the sale of approximately 103 acres in South Windsor, Connecticut to a food distributor for construction of a distribution facility, the sale of the second phase of residential lots of Stratton Farms, Griffin Land's residential development in Suffield, Connecticut, and the sale of undeveloped land near the downtown area in Tampa, Florida. In addition, fiscal 2007 includes $3.1 million of revenue recognized from the land sale to Walgreen that closed last year and is being accounted for using the percentage of completion method. The revenue recognized in fiscal 2007 from the land sale to Walgreen reflects work performed on the required road improvements in fiscal 2007 and the impact of management reducing its estimate of the total costs to complete the required improvements due to changes to the design of certain portions of the required improvements. The effect of reducing the total estimated cost was to increase the percentage of completion, thereby resulting in additional revenue being recognized in fiscal 2007. Property sales revenue in fiscal 2006 included the initial revenue recognition from the land sale to Walgreen, the first sale of residential lots in Stratton Farms and two smaller land sales.

        The increase of $2.1 million in Griffin Land's revenue from its leasing operations in 2007, as compared to fiscal 2006, principally reflects $1.5 million from leasing space that was vacant during fiscal 2006, net of space previously occupied that is now vacant, $0.3 million from leasing space in the two new Tradeport buildings that were completed and each partially leased this year and $0.3 million from other lease revenue. At December 1, 2007, Griffin Land owned approximately 2,016,000 square feet of industrial, flex and office space, with approximately 1,322,000 square feet (66%) leased. Griffin Land's vacant space at December 1, 2007 includes a 308,000 square foot warehouse, which has remained vacant since it was acquired near the end of the 2006 third quarter. At the end of fiscal 2006, Griffin Land owned approximately 1,711,000 square feet with approximately 1,194,000 square feet (70%) leased. The increase in the total square footage of Griffin Land's portfolio reflects two new industrial buildings in Tradeport completed in fiscal 2007, aggregating approximately 275,000 square feet and an approximate 31,000 square foot warehouse facility acquired in the fiscal 2007 fourth quarter. Approximately 92,000 square feet of the new Tradeport buildings and the entire warehouse facility acquired in fiscal 2007 were leased at the end of fiscal 2007. The increase of approximately 128,000 square feet under lease at the end of fiscal 2007 versus the end of fiscal 2006 reflects the space leased in the new industrial buildings placed in service in fiscal 2007, the space leased in the warehouse facility acquired in fiscal 2007, and approximately 45,000 square feet of previously vacant space leased during fiscal 2007, partially offset by a lease for approximately 40,000 square feet in one of Griffin Land's flex buildings that expired and was not renewed. Market activity for industrial space in the area where Griffin Land's properties are located softened in the second half of fiscal 2007.

        Net sales and other revenue at Imperial decreased from $31.5 million in fiscal 2006 to $28.0 million in fiscal 2007. Unit sales volume decreased 26% in fiscal 2007 as compared to fiscal 2006. Due to the seasonality of the landscape nursery business, the decrease in Imperial's net sales during fiscal 2007 took place mostly during the second quarter. The decrease in net sales was due to less product being available for sale in fiscal 2007 and generally poor weather in Imperial's markets during most of the 2007 spring. The reduced amount of product available for sale in fiscal 2007 reflects Imperial's efforts in fiscal 2006 to move previously unsold product and management's decision to reduce inventories to levels consistent with sales expectations. The relatively poor weather in the spring of 2007 resulted in the reduction of reorders, as it took retail customers a longer time to sell through their initial deliveries of product. The decrease in net sales was proportionately less than the decrease in unit sales volume due to higher pricing in fiscal 2007 and selling, on average, larger units in fiscal 2007 than fiscal 2006. The higher pricing in fiscal 2007 principally reflects Imperial selling a greater percentage of its product to independent garden center customers, the customer segment with the most favorable pricing for Imperial. Imperial's sales to independent garden center customers increased to approximately 52% of total sales in fiscal 2007 from approximately 43% in fiscal 2006.

        Griffin had consolidated operating profit, including general corporate expense, of $9.4 million in fiscal 2007 as compared to consolidated operating profit of $0.3 million in fiscal 2006. Operating results at Griffin Land and Imperial increased by approximately $8.1 million and approximately $1.1 million, respectively, in fiscal 2007 as compared to fiscal 2006. General corporate expense increased by approximately $0.1 million in fiscal 2007 as compared to fiscal 2006.

        Operating results at Griffin Land in fiscal 2007 and fiscal 2006 were as follows:

	Fiscal 2007	Fiscal 2006
	(amounts in thousands)
Rental revenue	$14,151	$12,036
Costs related to rental revenue excluding depreciation and amortization expense (a)	(6,294)	(5,095)

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	7,857	6,941

Revenue from property sales	17,246	9,730
Costs related to property sales	(2,924)	(2,697)

Gain from property sales	14,322	7,033

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	22,179	13,974
General and administrative expenses excluding depreciation and amortization expense (a)	(2,631)	(2,868)

Profit before depreciation and amortization expense (a)	19,548	11,106
Depreciation and amortization expense related to costs of rental revenue	(4,430)	(4,113)
Depreciation and amortization expense–other	(37)	(27)

Operating profit	$15,081	$6,966

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense, and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America. They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America. The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales on Griffin's consolidated statement of operations.

        The increase of $0.9 million in Griffin Land's profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the increase in rental revenue partially offset by an increase in costs related to rental revenue excluding depreciation and amortization expenses. The higher costs reflect $0.9 million of building operating expenses related to the warehouse facility purchased in the fiscal 2006 third quarter and the Tradeport industrial buildings that were completed in fiscal 2007, and an increase of $0.3 million in various expenses in all of Griffin Land's other buildings.

        The increase in the gain from property sales at Griffin Land in fiscal 2007 principally reflects a higher volume of property sale transactions closed this year (as discussed above). Included in the gain on property sales in fiscal 2007 is the recognition of approximately $2.7 million from the 2006 land sale to Walgreen that was previously deferred. As provided in the terms of the contract for the sale of that land, and as required under the State Traffic Commission Certificate, certain improvements to existing roads were required. The cost of these improvements is the responsibility of Griffin Land, however, a portion of the costs will be reimbursed from the purchaser of the land or performed by the town. As a result of Griffin Land's continuing involvement with the required improvements to the existing roads, this land sale was accounted for under the percentage of completion method. Accordingly, the revenue and the pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required improvements to existing roads. The recognition of revenue and profit related to the Walgreen land sale reflects the road improvements made by Griffin Land in fiscal 2007. In addition, in fiscal 2007, management reduced its estimate of the total costs to be incurred to complete the required improvements due to changes to the design of certain portions of the required improvements. As a result, the total projected pretax gain on this transaction increased from $9.7 million to $10.2 million and the percentage of completion increased as a result of the reduction of the total expected costs. While management has used its best estimates based on industry knowledge and experience in projecting the total costs of the required road improvements, increases or decreases in future costs as compared with current projected amounts would reduce or increase the gains to be recognized in future periods. Management expects to complete the required road improvements in fiscal 2008 and recognize the balance of the deferred revenue and profit in that year.

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

Liquidity and Capital Resources

        Net cash provided by operating activities was $10.2 million in fiscal 2008 as compared to $11.8 million in fiscal 2007. Net cash provided by operating activities in fiscal 2008 includes $14.3 million of cash generated from a reduction of short-term investments as compared to $12.7 million of cash generated from a reduction of short-term investments in fiscal 2007. Excluding the cash provided by the reduction in short-term investments in each year, Griffin used cash of $4.1 million in operating activities in fiscal 2008 as compared to cash of $0.8 million used in operating activities in fiscal 2007. Although Griffin incurred a net loss of $8.3 million in fiscal 2008, the restructuring related charges for the shutdown of Imperial's Florida farm are mostly non-cash charges. The cash of $4.1 million used by Griffin in operating activities in fiscal

2008 as compared to $0.8 million in fiscal 2007, excluding the cash generated from the reduction in short-term investments in each year, principally reflects the changes in assets and liabilities. The change in cash usage from other current assets principally reflects an increase in income tax receivable in fiscal 2008 whereas in fiscal 2007, the change reflected the collection of an income tax receivable from the previous year.

        In fiscal 2008, Griffin had net cash of $10.8 million used in investing activities as compared to net cash of $2.0 million provided by investing activities in fiscal 2007. The net cash used in investing activities in fiscal 2008 includes additions to Griffin Land's real estate assets of $10.8 million, principally reflecting construction of a new approximate 100,000 square foot industrial building in Tradeport and improvements related to new leases. As a result of an increase in material costs, the per square foot construction cost of this new building was higher than the per square foot cost of construction on other Tradeport buildings previously developed by Griffin Land. An increase in the cost of construction of new facilities results in higher depreciation expense in future periods and requires increased investment in Griffin Land's real estate assets, which may lower the return on investment in new facilities in the real estate business. Additions to property and equipment in fiscal 2008 were $0.5 million, principally to replace equipment used in Imperial's farming operations. Partially offsetting the net cash used for additions to real estate and property and equipment was $0.5 million of cash received from a property sale by Griffin Land. An additional $2.2 million, including interest, will be collected in future periods related to that property sale.

        Net cash provided by investing activities in fiscal 2007 reflected cash of $13.3 million generated from property sales and cash of $3.5 million from the sale of a portion of Griffin's investment in Centaur Media. These items were substantially offset by $14.6 million of cash used for additions to Griffin Land's real estate assets. The additions to Griffin Land's real estate assets in fiscal 2007 were principally for the completion of two industrial buildings in Tradeport, totaling approximately 275,000 square feet, that were built on speculation, the acquisition of a 31,000 square foot warehouse facility in Bloomfield, Connecticut, and tenant improvements related to new leases. As part of the agreement to purchase the warehouse in Bloomfield, Griffin Land entered into a ten-year lease agreement with the seller for the entire warehouse facility. The purchase price of the Bloomfield warehouse was $2.7 million, which was paid for with a portion of the proceeds, then in escrow, from the land sale earlier in the year to The Hartford Insurance Company. Additions to property and equipment, principally for Imperial, were $0.5 million in fiscal 2007, principally to replace equipment used in Imperial's farming operations. The return of investment from SNHC of $0.2 million reflects the portion of a total of $1.8 million received from SNHC that was not reported as dividend income, based on SNHC's cumulative earnings.

        Net cash used in financing activities was $5.8 million in fiscal 2008 as compared to $4.9 million in fiscal 2007. The net cash used in financing activities in fiscal 2008 principally reflects $2.9 million of cash used by Griffin to repurchase 85,200 shares of its outstanding common stock, $2.0 million used to pay dividends on its common stock and $1.2 million used for principal payments on Griffin Land's nonrecourse mortgages and payments of capital lease obligations. In fiscal 2007, net cash used in financing activities principally reflected $4.2 million used by Griffin to repurchase 112,900 shares of its outstanding stock and $2.2 million for payments of principal on Griffin Land's nonrecourse mortgages and capital lease obligations. Included in the fiscal 2007 mortgage principal payments was a $1.0 million prepayment on Griffin Land's 6.08% mortgage due January 1, 2013. Griffin Land was not in compliance with the debt service coverage ratio requirement of that loan, which is collateralized by two multi-story office buildings located in Griffin Center in Windsor, Connecticut. In connection with the $1.0 million prepayment, the lender deferred the debt service coverage requirement until the twelve month period beginning on January 1, 2009. Based on the current level of occupancy of the two multi-story office buildings, Griffin Land would not be in compliance with the debt service coverage ratio requirement as of December 31, 2009. If that is the case, Griffin Land will seek to continue to defer the debt service coverage requirement. There can be no assurance that the lender would agree to continue the deferral. Partially offsetting those items in fiscal 2007 were $1.0 million of cash provided by the tax benefit of stock options exercised and $0.4 million of cash provided by the exercise of stock options.

        Griffin plans to continue to invest in its real estate business, including the construction of new facilities, and to incur expenditures to build out the interiors of its buildings as leases are completed, and to continue to invest in infrastructure improvements required for present and future development in its office and industrial parks.

        In fiscal 2008, Griffin Land and the Town of Simsbury, Connecticut, executed agreements settling litigation regarding Meadowood, Griffin Land's proposed residential development. The settlement agreements granted Griffin Land town approvals for Meadowood. The settlement provides, among other things, the number of homes permitted to be built in Meadowood, the amount of open space to be included in Meadowood, the resolution of environmental remediation issues prior to the commencement of construction and the purchase by the Town of a portion of the Meadowood land for Town open space. The sale of that land to the Town closed in November 2008. Griffin Land intends to continue with its Meadowood residential development plans and to proceed with residential development plans on its other land holdings that are appropriate for that use.

        In fiscal 2007, Griffin's Board of Directors authorized a program to repurchase, from time to time, up to 250,000 shares of its outstanding common stock through private transactions through December 31, 2008. The program to repurchase did not obligate Griffin to repurchase any specific number of shares, and could have been suspended at any time at management's discretion. Under this program, Griffin repurchased 198,100 shares of its outstanding common stock for $7.1 million. The program expired on December 31, 2008 and was not renewed.

        In the fourth quarter of fiscal 2007, Griffin's Board of Directors approved a quarterly dividend payment of $0.10 per common share, with the first payment of a quarterly dividend taking place in the 2008 first quarter. In fiscal 2008, the Board declared a dividend of $0.10 per common share for each quarter and Griffin paid $2.0 million of dividends to its common stockholders. Griffin expects to continue to pay quarterly dividends to its stockholders subject to the Board of Directors' evaluation of other uses for Griffin's cash.

        In January 2009, Griffin Land entered into a ten-year lease with a private company for approximately 257,000 square feet of a new approximately 304,000 square foot facility to be built in 2009 by Griffin Land in Tradeport. Under certain conditions, but no later than the beginning of the sixth year of the lease, the tenant is required to lease the entire building. The lease contains provisions for the expansion of the building up to approximately 450,000 square feet. Subsequent to the execution of the lease, Griffin entered into a $12 million construction loan with a bank to provide a portion of the financing for the construction of this facility. The construction loan converts to a nine-year nonrecourse mortgage loan after one year. The interest rate on the construction loan is the greater of 2.75% above the thirty day LIBOR rate or 4%. During the first year, payments are for interest only. Griffin entered into a swap agreement with the bank to fix the interest rate for the final nine years of the loan at 6.35%. Payments during those nine years will be for principal and interest, and will be based on a twenty-five year amortization period.

        In January 2009, Griffin entered into a commitment with a bank for a $10 million revolving credit facility that will have a term of two years, but may be extended for an additional year by Griffin. The facility will be collateralized by several of Griffin Land's buildings in Griffin Center and Griffin Center South. The interest rate will be the greater of prime rate plus 1.5% or 6.88%. Griffin intends to use the facility for seasonal working capital needs and to supplement cash flow from operations. Closing on this revolving credit facility is subject to completion of a definitive loan agreement with the bank. There is no assurance that this credit facility will be completed under its current terms, or at all.

        Griffin's payments (including principal and interest) under contractual obligations as of November 29, 2008 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$64.2	$11.6	$7.3	$13.4	$31.9
Capital Lease Obligations	0.2	0.1	0.1	—	—
Operating Lease Obligations	1.1	0.2	0.5	0.4	—
Purchase Obligations (1)	1.5	1.5	—	—	—
Other (2)	1.7	—	—	—	1.7

	$68.7	$13.4	$7.9	$13.8	$33.6

(1)
Includes obligations for the design of a new building in Tradeport, tenant improvements, and for the purchase of plants and raw materials by Imperial.

(2)
Includes Griffin's deferred compensation plan and other postretirement benefit liabilities.

        During fiscal 2008, Griffin used its own cash and cash generated from the liquidation of a portion of its short-term investments to finance its operations, invest in its real estate business and for general corporate purposes. As of November 29, 2008, Griffin had cash and short-term investments of approximately $13.4 million, down from $34.0 million at the beginning of fiscal 2008. Management believes that a revolving credit facility may be required to supplement its cash and short-term investments to meet its seasonal cash and potential real estate capital expenditure requirements in the upcoming year. Griffin has also obtained construction loan financing for the new approximately 304,000 square foot facility to be built in Tradeport. In fiscal 2009, Griffin will seek to refinance its existing mortgage of approximately $7.5 million that matures on July 1, 2009. Should that refinancing not be achieved, management believes that the capacity under the proposed revolving credit facility would be sufficient to pay down the maturing mortgage and fund operating cash needs.

        Griffin may also continue to seek nonrecourse mortgage placements on selected properties. Griffin also will seek to purchase, either or both, land and buildings, which may potentially include land and buildings in areas not where Griffin Land's current real estate holdings are concentrated. Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

        In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157," ("FSP 157-2"), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2009 for Griffin. Griffin is evaluating the impact that the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities will have on its consolidated financial statements.

Forward-Looking Information

        The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the timing of the shutdown of Imperial's Florida farm, the sale of the remaining Florida inventories in 2009,

Imperial's plan to reduce production in 2009, the reduction in Imperial's inventory levels over the next few years, construction and leasing of additional facilities in the real estate business, approval of proposed residential subdivisions, the potential deferral of the debt service coverage requirement of Griffin's 6.08% mortgage due January 1, 2013, the closing of the proposed revolving credit facility or Griffin's anticipated future liquidity. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

        For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin's mortgage interest rates and related principal payment requirements are described in Note 5 to the consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. Griffin did not have any variable rate debt outstanding during the fiscal year ended November 29, 2008.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of Griffin's cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk. Griffin's short-term investments generally consist of debt instruments with maturities ranging from one to thirteen months, with a weighted average maturity of approximately nine months as of November 29, 2008. Due to the generally short-term composition of its investments, Griffin's investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

        As of November 29, 2008, Griffin did not have any derivative financial instruments in place to manage interest costs, but that does not mean that Griffin will not use them as a means to manage interest rate risk in the future.

        Griffin does not have foreign currency exposure in operations. Griffin does have an investment in a public company, Centaur Media, plc, based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates involving the British pound sterling. A 10% decrease in the foreign currency exchange rate at November 29, 2008 would have resulted in a $0.3 million reduction of the fair value of that investment.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006
Landscape nursery net sales	$24,637	$28,026	$31,465
Rental revenue and property sales	19,909	31,397	21,766

Total revenue	44,546	59,423	53,231

Costs of landscape nursery sales	29,933	24,315	29,035
Costs related to rental revenue and property sales	13,233	13,648	11,905

Total costs of goods sold and costs related to rental revenue and property sales	43,166	37,963	40,940

Gross profit	1,380	21,460	12,291
Selling, general and administrative expenses	10,928	12,043	11,957
Restructuring charge	1,655	—	—

Operating (loss) profit	(11,203)	9,417	334
Gain on sale of Centaur Media common stock	—	2,873	—
Interest expense	(3,261)	(3,154)	(2,880)
Investment income	1,085	3,930	2,319

(Loss) income before income tax (benefit) provision and cumulative effect of change in accounting principle	(13,379)	13,066	(227)
Income tax (benefit) provision	(5,094)	4,735	(12)

(Loss) income before cumulative effect of change in accounting principle	(8,285)	8,331	(215)
Cumulative effect of change in accounting principle, net of tax	—	—	(217)

Net (loss) income	$(8,285)	$8,331	$(432)

(Loss) earnings per share:
Basic:
(Loss) earnings before cumulative effect of change in accounting principle	$(1.64)	$1.62	$(0.04)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.04)

Net (loss) income	$(1.64)	$1.62	$(0.08)

Diluted:
(Loss) income before cumulative effect of change in accounting principle	$(1.64)	$1.58	$(0.04)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.04)

Net (loss) income	$(1.64)	$1.58	$(0.08)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 29, 2008	Dec. 1, 2007
ASSETS
Current Assets
Cash and cash equivalents	$4,773	$11,120
Short-term investments, net	8,624	22,875
Accounts receivable, less allowance of $148 and $124	2,071	2,222
Inventories, net	24,347	30,374
Deferred income taxes	3,447	1,384
Other current assets	5,537	3,640

Total current assets	48,799	71,615
Real estate held for sale or lease, net	113,948	109,644
Property and equipment, net	6,437	8,270
Investment in Centaur Media, plc	3,374	10,308
Other assets	9,117	6,966

Total assets	$181,675	$206,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$8,661	$1,239
Accounts payable and accrued liabilities	5,240	5,694
Deferred revenue	1,175	3,141

Total current liabilities	15,076	10,074
Long-term debt	39,855	48,456
Deferred income taxes	1,257	4,987
Other noncurrent liabilities	4,327	4,383

Total liabilities	60,515	67,900

Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,455,382 and 5,321,232 shares issued, respectively, and 5,068,416 and 5,092,649 shares outstanding, respectively	55	53
Additional paid-in capital	103,997	101,703
Retained earnings	29,888	40,199
Accumulated other comprehensive income, net of tax	646	5,002
Treasury stock, at cost, 386,966 and 228,583 shares, respectively	(13,426)	(8,054)

Total stockholders' equity	121,160	138,903

Total liabilities and stockholders' equity	$181,675	$206,803

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Fiscal Years Ended November 29, 2008, December 1, 2007 and December 2, 2006

(dollars in thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Income (Loss)
Balance at December 3, 2005	4,999,604	$50	$95,339	$32,809	$4,659	$—	$132,857
Exercise of employee stock options, including tax benefit of $1,166 and shares tendered related to stock options exercised	178,105	2	3,086	—	—	(1,306)	1,782
Stock-based compensation expense	—	—	124	—	—	—	124
Other comprehensive income from Centaur Media, plc, net of tax	—	—	—	—	5,283	—	5,283	$5,283
Net loss	—	—	—	(432)	—	—	(432)	(432)

Balance at December 2, 2006	5,177,709	52	98,549	32,377	9,942	(1,306)	139,614	$4,851

Exercise of employee stock options, including tax benefit of $1,020 and shares tendered related to stock options exercised	143,523	1	3,028	—	—	(2,568)	461
Repurchase of common stock	—	—	—	—	—	(4,180)	(4,180)
Stock-based compensation expense	—	—	126	—	—	—	126
Dividend declared, $0.10 per share	—	—	—	(509)	—	—	(509)
Adjustment to initially apply SFAS No. 158	—	—	—	—	47	—	47
Reclassification for gains on the sale of Centaur Media, plc included in net income	—	—	—	—	(1,869)	—	(1,869)	$(1,869)
Other comprehensive loss from Centaur Media, plc, net of tax	—	—	—	—	(3,118)	—	(3,118)	(3,118)
Net income	—	—	—	8,331	—	—	8,331	8,331

Balance at December 1, 2007	5,321,232	53	101,703	40,199	5,002	(8,054)	138,903	$3,344

Exercise of employee stock options, including tax benefit of $260 and shares tendered related to stock options exercised	134,150	2	2,115	—	—	(2,492)	(375)
Stock-based compensation expense	—	—	179	—	—	—	179
Repurchase of common stock	—	—	—	—	—	(2,880)	(2,880)
Dividends declared, $0.40 per share	—	—	—	(2,026)	—	—	(2,026)
Adjustment to apply SFAS No. 158	—	—	—	—	137	—	137	$137
Other comprehensive loss from Centaur Media, plc, net of tax	—	—	—	—	(4,493)	—	(4,493)	(4,493)
Net loss	—	—	—	(8,285)	—	—	(8,285)	(8,285)

Balance at November 29, 2008	5,455,382	$55	$103,997	$29,888	$646	$(13,426)	$121,160	$(12,641)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006
Operating activities:
Net (loss) income	$(8,285)	$8,331	$(432)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for inventory losses	7,990	729	786
Depreciation and amortization	7,432	5,768	5,487
Deferred income taxes	(3,433)	1,420	2,780
Gain on sale of properties	(2,960)	(14,322)	(7,033)
Payment of employee withholding taxes on options exercised	(769)	(994)	(351)
Stock based compensation expense	179	126	124
Amortization of debt issuance costs	100	100	82
Provision for bad debts	42	22	87
Change in unrealized gains on trading securities	(36)	445	(287)
Income from equity investment	(6)	(7)	(151)
Gain on sale of common stock in Centaur Media, plc	—	(2,873)	—
Current taxes in other comprehensive income reclassified into net income	—	202	—
Provision for conditional asset retirement obligations	—	—	358
Changes in assets and liabilities which increased (decreased) cash:
Short-term investments	14,287	12,653	5,299
Accounts receivable	109	315	50
Inventories	(1,963)	(524)	1,819
Other current assets	(1,473)	3,580	(4,002)
Accounts payable and accrued liabilities	(110)	(2,009)	2,124
Deferred revenue	294	148	(194)
Other noncurrent assets and liabilities, net	(1,201)	(1,280)	(423)

Net cash provided by operating activities	10,197	11,830	6,123

Investing activities:
Additions to real estate held for sale or lease	(10,781)	(14,575)	(28,157)
Additions to property and equipment	(501)	(461)	(389)
Proceeds from sale of properties, net of expenses	501	13,343	14,009
Proceeds from sale of common stock in Centaur Media, plc	—	3,467	—
Proceeds from distribution from Shemin Nurseries Holding Corp.	—	189	—

Net cash (used in) provided by investing activities	(10,781)	1,963	(14,537)

Financing activities:
Repurchase of common stock	(2,880)	(4,180)	—
Dividends paid to stockholders	(2,028)	—	—
Payments of debt	(1,249)	(2,213)	(1,007)
Tax benefit of options exercised	260	1,020	1,166
Exercise of stock options	134	435	967
Increase in debt	—	—	8,500
Debt issuance costs	—	—	(154)

Net cash (used in) provided by financing activities	(5,763)	(4,938)	9,472

Net (decrease) increase in cash and cash equivalents	(6,347)	8,855	1,058
Cash and cash equivalents at beginning of year	11,120	2,265	1,207

Cash and cash equivalents at end of year	$4,773	$11,120	$2,265

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

  Fiscal Year

        Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal years 2008, 2007 and 2006 each contained 52 weeks and ended on November 29, 2008, December 1, 2007 and December 2, 2006, respectively.

  Cash and Cash Equivalents

        Cash equivalents are composed of highly liquid investments with maturity of three months or less at the date of purchase, and are recorded at fair value. As of November 29, 2008 and December 1, 2007, $2,224 and $1,467, respectively, of the cash and cash equivalents included on Griffin's consolidated balance sheets were held in the form of money market funds.

  Investments

        Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, these investments are recorded at their fair values based upon their quoted market prices at the balance sheet date, and the net realized and unrealized gains and losses on these investments are included in investment income in the consolidated statements of operations.

        Griffin's investment in the common stock of Centaur Media, plc ("Centaur Media") is accounted for as an available-for-sale security under SFAS No. 115, whereby increases or decreases in the fair value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, are recorded as a component of other comprehensive income (loss).

        Through May 30, 2005, Griffin had an investment in Shemin Acquisition Corporation ("Shemin Acquisition") which it received as part of the consideration in the fiscal 2001 sale of a portion of Imperial's landscape nursery business. Griffin accounted for its investment in Shemin Acquisition under the cost method. On May 31, 2005, Griffin exchanged a portion of its investment in Shemin Acquisition for common stock of Shemin Nurseries Holding Corp. ("SNHC"), which operates a landscape nursery distribution business through its subsidiary. Griffin then sold its remaining investment in Shemin

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

Acquisition. Griffin's remaining investment in SNHC is accounted for under the cost method, and is included in other assets on Griffin's consolidated balance sheets (see Note 9).

  Inventories

        Griffin's inventories are stated at the lower of cost, using the average cost method, or market. Nursery stock includes certain inventories that will not be sold within one year. It is industry practice to include such inventories in current assets. Abnormal costs of idle facility expenses, freight, handling costs and spoilage are treated as period costs.

  Stock-Based Compensation

        In fiscal 2006, Griffin adopted SFAS No. 123(R) "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective method of adoption. Accordingly, compensation cost recognized in fiscal 2008, fiscal 2007 and fiscal 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No.123(R) been applied from its effective date (see Note 7). For stock options that have graded vesting features, Griffin recognizes compensation cost over the requisite service period separately for each tranche of the award as though they were, in substance, multiple awards. In connection with its adoption of SFAS No. 123(R) in fiscal 2006, Griffin elected to determine its accumulated windfall tax benefits using the short-cut method.

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

  Postretirement Benefits

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

of FASB Statements No. 87, 88, 106 and 132(R)," ("SFAS No. 158"). This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. This pronouncement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The pronouncement does not require prior periods to be restated to reflect the impact of SFAS No. 158. Griffin adopted SFAS No. 158 effective as of December 1, 2007. The adoption of this accounting pronouncement resulted in a decrease in noncurrent liabilities in fiscal 2007 of $72; an increase in deferred tax liabilities in fiscal 2007 of $25 and an increase in accumulated other comprehensive income in fiscal 2007 of $47. The adoption of SFAS 158 did not impact Griffin's results of operations or cash flows. See Notes 6 and 7 for additional information.

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

        Griffin also annually reviews, as well as when conditions may indicate, the recoverability of its development costs, including expected remediation costs on current projects that are included in real estate held for sale or lease. To the extent that book value exceeds the fair value of a project's development costs, an impairment loss is recorded.

        There were no impairment losses recorded in the fiscal year ended November 29, 2008, other than the amounts included in the restructuring charge for the shutdown of Imperial's Quincy, Florida farm (see Note 2). There were no impairment losses recorded in the fiscal years ended December 1, 2007 and December 2, 2006.

  Revenue and Gain Recognition

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Income Taxes

        Griffin provides for income taxes utilizing the asset and liability method, and records deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. Griffin and its subsidiaries file a consolidated federal income tax return.

        Effective December 2, 2007, Griffin adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides enhanced guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In connection with the adoption of FIN No. 48, Griffin has analyzed its federal and significant state filing positions. Griffin's federal income tax returns for fiscal 2004 through fiscal 2006 are currently under examination by the Internal Revenue Service. The periods subject to examination for Griffin's significant state return, which is Connecticut, are fiscal 2005 through fiscal 2007. Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that will result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to FIN No. 48, nor was there a cumulative effect related to adopting FIN No. 48.

        Griffin's policy for recording interest and penalties, related to uncertain tax positions, is to record such items as part of its provision for federal and state income taxes.

  Goodwill and Other Intangible Assets

        Griffin accounts for other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Griffin does not have any goodwill on its balance sheet. Griffin's other intangible assets consist of: (i) the value of above-market and below-market leases; (ii) the value of in-place leases; and (iii) the value of customer relationships with tenants. These intangible assets were recorded in connection with Griffin's acquisition in fiscal 2007 of a warehouse facility that was leased back to the seller and Griffin's acquisition in fiscal 2003 of a controlling interest in a joint venture that owned two multi-story office buildings. Amortization of the value of above-market and below-market leases, included in rental revenue, is determined on a straight-line basis over the lease terms. Amortization of the value of in-place leases, included in costs related to rental revenue, is determined on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants, included in costs related to rental revenue, is determined on a straight-line basis over the lease terms and anticipated renewal periods. These intangible assets are included in other assets on Griffin's consolidated balance sheets, and as nonfinancial assets measured on a nonrecurring basis, were not subject to SFAS No. 157, "Fair Value Measurements" as of November 29, 2008 (see below).

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Environmental Matters

        Environmental expenditures related to land are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. There were no liabilities recorded related to environmental assessments of Griffin's land holdings as of November 29, 2008 and December 1, 2007.

  Conditional Asset Retirement Obligations

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143" ("Fin No. 47"), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. Upon adoption of Fin No. 47 in the fourth quarter of fiscal 2006, Griffin recorded the fair value of the liability for asset retirement obligations related to its long-lived assets other than land. The conditional asset retirement obligations relate principally to tobacco barns and other structures on Griffin's land holdings that contain asbestos, primarily in roofing materials. These structures are not material to Griffin's operations and do not have any book value. These structures remain from the tobacco growing operations of former affiliates of Griffin. An after tax charge of $0.2 million was recorded for the conditional asset retirement obligation related to these structures as a cumulative effect of an accounting change in fiscal 2006.

  Fair Value of Financial Instruments

        Effective December 2, 2007, Griffin adopted SFAS No. 157, "Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value, as follows:

    Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities.

    Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

    Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

        The amounts included on Griffin's consolidated balance sheets for cash and cash equivalents approximate their fair value because of the short-term maturity of those instruments. The fair value of Griffin's short-term investments and available-for-sale securities are based on quoted market prices in active markets for identical assets (Level 1). Griffin was not required to use significant other observable inputs (Level 2) or significant unobservable inputs (Level 3) in determining the fair value of its short-term investments and available-for-sale securities.

        Effective December 2, 2007, Griffin adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This new standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included under existing pronouncements. Griffin did not elect to report any additional assets or liabilities at fair value that were not already being reported at fair value.

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

        Griffin Land's real estate holdings are currently concentrated in the Hartford, Connecticut area. The market and economic challenges experienced by the U.S. economy as a whole or the local economic conditions in the markets in which Griffin holds properties may affect Griffin Land's real estate business. Griffin's results of operations, financial condition or ability to expand may be adversely affected as a result of: (i) unfavorable financial changes to Griffin Land's tenants which may result in tenant defaults under leases; (ii) significant job losses impacting the demand for rental space causing market rental rates and property values to be negatively impacted; (iii) the ability of Griffin to borrow on terms and conditions that it finds acceptable; and (iv) possibly reduced values of Griffin Land's properties potentially limiting its ability to obtain debt financing collateralized by its properties or limiting the proceeds from such potential financings.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

        Imperial's inventory and sales are subject to risk from adverse weather conditions, such as drought or excessive rain. The landscape nursery business is highly seasonal, with the majority of sales occurring in the spring (Griffin's fiscal second quarter). Adverse weather during the peak spring selling season could impact landscape nursery sales. In fiscal 2006, Imperial shipped a relatively minor amount of product to a customer on a consignment basis, whereby Imperial was exposed to risk of inventory loss while the product was in the customers' possession. Although there were no shipments of product made on consignment in fiscal 2008 and fiscal 2007, shipments of product on consignment may be made in the future.

        Griffin Land and Imperial conduct business based on periodic evaluations of their customers' financial condition and generally do not require collateral. These evaluations require significant judgment and are based on multiple sources of information such as historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. Although no single customer of Imperial accounted for more than 10% of Imperial's total annual net sales in fiscal 2008, fiscal 2007 and fiscal 2006, Imperial's ten largest customers, including several mass merchandisers, accounted for 21%, 25% and 35% of Imperial's total annual net sales in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Management expects that a small number of customers will continue to account for a significant portion of Imperial's net sales over the next several years. Imperial does not have any material sales contracts with any of its customers. The loss of one of Imperial's larger customers, the inability to sell a large quantity of product from Imperial's Florida farm as a result of closing down that facility (see Note 2) or the inability to collect accounts receivable from one of Imperial's larger customers could have an adverse effect on Imperial.

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

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. Griffin's significant estimates include, among others, the allowance for doubtful accounts receivable, inventory reserves, classification and valuation of investments, impairment evaluation, deferred taxes, revenue and gain recognition, and factors used in determining stock compensation.

  Recent Accounting Pronouncements

        In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157," ("FSP 157-2"), which delayed the effective date of

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2009 for Griffin. Griffin is evaluating the impact that the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities will have on its consolidated financial statements.

2. Facility Shutdown

        As approved by Griffin's Board of Directors, Imperial will shut down its Quincy, Florida farm by the end of fiscal 2009. The Quincy farm represents all of Imperial's growing operations in Florida. Imperial expects to continue to operate its farm in Granby, Connecticut. The shutdown of the Florida farm reflects the difficulties that facility has encountered in delivering product to most of Imperial's major markets, which are located in the mid-Atlantic area and northeastern United States. Imperial has been unable to develop sufficient volume in more southern markets to reduce its dependence on shipping Florida product substantial distances. The closure of the Florida farm will enable Imperial to focus as a regional grower with most of its major markets within close proximity of its Connecticut farm.

        As a result of the decision to shut down Imperial's Florida farm, Griffin's fiscal 2008 consolidated statement of operations includes a total charge of $8.9 million, comprised of $7.2 million included in costs of landscape nursery sales for Florida inventories that are expected to be sold below their carrying values at the time of sale and a restructuring charge of $1.7 million that includes: (i) $1.1 million to write down fixed assets that will no longer be used; and (ii) $0.6 million for severance payments. A total of approximately 70 employees are affected by the shutdown of the Florida farm including 14 employees who were terminated prior to November 29, 2008. Approximately $0.1 million of severance was paid in the 2008 fourth quarter for employees terminated. The liquidation of inventory, payment of the balance of severance and the shutdown of the Florida farm are expected to take place during fiscal 2009.

        Included in the reserve for inventory are the excess of the carrying value of the inventory over the estimated sales proceeds and the costs to maintain inventory prior to sale and estimated disposal costs. Management has used its best judgment in estimating sales proceeds, the costs to maintain the inventory and the disposal costs; however, actual amounts may differ from the amounts estimated based on several factors, including market conditions. The effect of differences between estimated and actual amounts will be reflected in fiscal 2009 results. The remeasurement of the valuation allowances and liabilities related to the restructuring charge will be subject to the provisions of SFAS No. 157 in fiscal 2009.

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

	For the Fiscal Years Ended,
	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006
Net sales and other revenue
Landscape nursery net sales	$24,637	$28,026	$31,465
Rental revenue and property sales	19,909	31,397	21,766

	$44,546	$59,423	$53,231

Operating (loss) profit
Landscape nursery	$(11,711)	$(1,368)	$(2,426)
Real estate	3,980	15,081	6,966

Industry segment totals	(7,731)	13,713	4,540
General corporate expense	(3,472)	(4,296)	(4,206)

Operating (loss) profit	(11,203)	9,417	334
Gain on sale of Centaur Media common stock	—	2,873	—
Interest expense	(3,261)	(3,154)	(2,880)
Investment income	1,085	3,930	2,319

(Loss) income before income tax (benefit) provision and cumulative effect of change in accounting principle	$(13,379)	$13,066	$(227)

	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006
Identifiable assets
Landscape nursery	$32,984	$42,107	$42,065
Real estate	125,611	118,121	110,384

Industry segment totals	158,595	160,228	152,449
General corporate	23,080	46,575	64,166

	$181,675	$206,803	$216,615

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Industry Segment Information (Continued)

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006
Landscape nursery	$537	$435	$387	$2,312	$1,293	$1,344
Real estate	10,499	14,091	27,761	5,112	4,467	4,140

Industry segment totals	11,036	14,526	28,148	7,424	5,760	5,484
General corporate	3	4	13	8	8	3

	$11,039	$14,530	$28,161	$7,432	$5,768	$5,487

        Revenue of the real estate segment in fiscal 2008, fiscal 2007 and fiscal 2006 includes property sales revenue of $4,561, $17,246 and $9,730, respectively. Revenue of the real estate segment in fiscal 2008, fiscal 2007 and fiscal 2006 also includes other miscellaneous revenue of $145, $110, and $85, respectively. Interest expense in fiscal 2008, fiscal 2007 and fiscal 2006 includes $3,152, $3,039 and $2,782, respectively, of interest on nonrecourse mortgage loans of the real estate segment.

4. Income Taxes

        The income tax (benefit) provision for fiscal 2008, fiscal 2007 and fiscal 2006 is summarized as follows:

	For the Fiscal Years Ended,
	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006
Current federal	$(1,614)	$3,263	$(2,933)
Current state and local	(47)	52	—
Deferred federal	(2,939)	1,030	2,723
Deferred state and local	(494)	390	198

Total income tax (benefit) provision	$(5,094)	$4,735	$(12)

        Griffin recognized a current tax benefit of $260, $1,020 and $1,166 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, from the exercise of employee stock options. Griffin has an unrecognized tax benefit of $892 for the effect of employee stock options exercised in fiscal years 2006 to 2008.

        In fiscal 2008 and fiscal 2007, deferred tax assets of $2,441 and $1,681, respectively, were included as a credit to Griffin's other comprehensive income and in fiscal 2006, a deferred tax liability of $2,869 was included as a charge to Griffin's other comprehensive income. These credits and the charge for deferred taxes included in Griffin's other comprehensive income are related to the mark to market adjustment to the fair value of Griffin's investment in Centaur Media. In fiscal 2007, as a result of the sale of a portion of Griffin's holdings in Centaur Media, $1,022 of taxes, including $820 of deferred taxes and $202 of current taxes, were reclassified from accumulated other comprehensive income into the income tax provision in the consolidated statement of operations. Also in fiscal 2008 and fiscal 2007, deferred tax liabilities of $81 and $25, respectively, were recorded in other comprehensive income as a result of SFAS No. 158.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Income Taxes (Continued)

        The reasons for the differences between the United States statutory income tax rates and the effective tax rates are shown in the following table:

	For the Fiscal Years Ended,
	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006
Tax (benefit) provision at statutory rate	$(4,683)	$4,573	$(79)
State and local taxes, including valuation allowance, net of federal tax effect	(352)	287	129
Dividend received deduction	—	(200)	(53)
Tax liability adjustments	(51)	40	(15)
Permanent items	3	5	20
Other	(11)	30	(14)

Total income tax (benefit) provision	$(5,094)	$4,735	$(12)

        The income tax benefits in fiscal 2008 and fiscal 2006 include the recording of valuation allowances on certain state deferred tax assets for state net operating loss carryforwards ("NOLs") of Imperial. The effect on the income tax benefit for the valuation allowance in fiscal 2008 and fiscal 2006 was a charge of $163 and $192, respectively, less a federal income tax benefit of $54 and $67, respectively. The establishment of the valuation allowance reflects management's determination that it is more likely than not that Imperial will not generate sufficient taxable income in the future to fully utilize the state NOLs.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Income Taxes (Continued)

        The significant components of Griffin's current deferred tax asset and noncurrent deferred tax liability are shown below.

	Nov. 29, 2008	Dec. 1, 2007
Deferred tax assets:
Inventories	$3,730	$1,141
Deferred revenue	964	1,402
Retirement benefit plans	657	872
State net operating loss credit carryforwards	644	419
Investment in Centaur Media, plc	570	—
Investment in Shemin Nurseries Holding Corp.	418	451
Non-qualified stock options	138	79
Conditional asset retirement obligations	135	136
Allowance for doubtful accounts receivable	56	47
Other	547	129

Total deferred tax assets	7,859	4,676
Valuation allowance	(234)	(125)

Net deferred tax assets	7,625	4,551

Deferred tax liabilities:
Real estate held for sale or lease	(4,055)	(4,767)
Property and equipment	(598)	(1,058)
Prepaid insurance	(218)	(204)
Investment in Centaur Media, plc	—	(1,871)
Other	(564)	(254)

Total deferred tax liabilities	(5,435)	(8,154)

Net total deferred tax assets (liabilities)	$2,190	$(3,603)

        Deferred income taxes included in the accompanying consolidated balance sheets at November 29, 2008 and December 1, 2007 are classified as follows:

	November 29, 2008			December 1, 2007
	Current	Noncurrent	Total	Current	Noncurrent	Total
Asset	$4,126	$3,499	$7,625	$1,842	$2,709	$4,551
Liability	(679)	(4,756)	(5,435)	(458)	(7,696)	(8,154)

	$3,447	$(1,257)	$2,190	$1,384	$(4,987)	$(3,603)

        At November 29, 2008, Griffin had state net operating loss carryforwards of $15.8 million, principally in Connecticut, which will not expire for fourteen years. Management has determined that a valuation allowance is required for NOLs in certain states (other than Connecticut) related to Imperial. Realization of the tax benefits related to the Connecticut state net operating losses, which were not subject to valuation allowances, and the state effective tax rates at which those benefits will be realized

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Income Taxes (Continued)

is dependent upon management's projections of future results of operations. Differences between forecasted and actual future operating results could adversely impact Griffin's ability to realize tax benefits from Connecticut state net operating losses. Therefore, the deferred tax assets relating to Connecticut state net operating loss carryforwards could be reduced in the future if estimates of future taxable income are reduced. Although realization of those deferred tax assets is not assured, Griffin believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize those deferred tax assets.

        An examination of Griffin's fiscal 2004 through fiscal 2006 income tax returns by the Internal Revenue Service is currently being performed.

5. Long-Term Debt

        Long-term debt includes:

	Nov. 29, 2008	Dec. 1, 2007
Nonrecourse mortgages:
8.54%, due, July 1, 2009	$7,482	$7,585
6.08%, due, January 1, 2013	7,634	7,834
6.30%, due, May 1, 2014	939	1,078
5.73%, due, July 1, 2015	20,418	20,721
8.13%, due, April 1, 2016	5,060	5,287
7.0%, due, October 1, 2017	6,816	6,983

Total nonrecourse mortgages	48,349	49,488
Capital leases	167	207

Total	48,516	49,695
Less: current portion	(8,661)	(1,239)

Total long-term debt	$39,855	$48,456

        The annual principal payment requirements under the terms of the mortgages for the fiscal years 2009 through 2013 are $8,591, $1,184, $1,265, $1,351 and $7,862, respectively. The entire balance of the nonrecourse mortgage due July 1, 2009 is included in the current portion because that mortgage is due within the next twelve months. The aggregate book value of land and buildings that are collateral for the nonrecourse mortgages was $45.4 million at November 29, 2008.

        On October 25, 2007, Griffin Land made a $1.0 million prepayment on its 6.08% nonrecourse mortgage due January 1, 2013. Griffin Land had not been in compliance with the debt service coverage ratio requirement of that mortgage. In connection with the prepayment, the lender waived the compliance violation and deferred the debt service coverage requirement until the twelve month period beginning on January 1, 2009. The loan's payments subsequent to the prepayment were adjusted to reflect the prepayment, but the loan's interest rate and maturity date did not change as a result of the prepayment.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Long-Term Debt (Continued)

        On November 16, 2006, a subsidiary of Griffin that entered into an original $12.7 million mortgage entered into an Amended and Restated Mortgage Agreement (the "Amended Mortgage") with the lender whereby Griffin received additional mortgage proceeds of $8.5 million and another industrial building was added as collateral under the Amended Mortgage. Including the amount outstanding under the original mortgage, the total borrowing under the Amended Mortgage was $21.0 million at the time the Amended Mortgage was completed. The Amended Mortgage has an interest rate of 5.73%, with payments based on a thirty-year amortization schedule. The term of the Amended Mortgage is the same as the original mortgage.

        At November 29, 2008 and December 1, 2007, the fair values of Griffin's mortgages were $45.5 million and $50.9 million, respectively. The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for comparable risks, maturities and collateral.

        Future minimum lease payments under capital leases, principally for transportation equipment, and the present value of such payments as of November 29, 2008 were:

2009	$80
2010	62
2011	28
2012	10
2013	3

Total minimum lease payments	183
Less: amounts representing interest	(16)

Present value of minimum lease payments (a)	$167

    (a)
    Includes current portion of $70 at November 29, 2008.

        At November 29, 2008 and December 1, 2007, machinery and equipment included assets subject to capital leases amounting to $194 and $226, respectively, which is net of accumulated amortization of $378 and $412 at November 29, 2008 and December 1, 2007, respectively. Amortization expense relating to capital leases in fiscal 2008, fiscal 2007 and fiscal 2006 was $102, $129 and $134, respectively.

        In January 2009, Griffin Land entered into a ten-year lease with a private company for approximately 257,000 square feet of a new approximately 304,000 square foot facility to be built in 2009 by Griffin Land in Tradeport. Under certain conditions, but no later than the beginning of the sixth year of the lease, the tenant is required to lease the entire building. The lease contains provisions for an expansion of the building up to approximately 450,000 square feet. Subsequent to the execution of the lease, Griffin entered into a $12 million construction loan with a bank to provide a portion of the financing for the construction of this facility. The construction loan converts to a nine-year nonrecourse mortgage loan after one year. The interest rate on the construction loan is the greater of 2.75% above the thirty day LIBOR rate or 4%. During the first year, payments are for interest only. Griffin entered into a swap agreement with the bank to fix the interest rate for the final nine years of the loan at 6.35%. Payments during those nine years will be for principal and interest and will be based on a twenty-five year amortization period.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Long-Term Debt (Continued)

        In January 2009, Griffin entered into a commitment with a bank for a $10 million revolving credit facility that will have a term of two years, but may be extended for an additional year by Griffin. The facility will be collateralized by several of Griffin Land's buildings in Griffin Center and Griffin Center South. The interest rate will be the greater of prime rate plus 1.5% or 6.88%. Griffin intends to use the facility for seasonal working capital needs and to supplement cash flow from operations. Completion of this revolving credit facility is subject to completion of a definitive loan agreement with the bank. There is no assurance that this credit facility will be completed under its current terms, or at all.

6. Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2008, fiscal 2007 and fiscal 2006 were $195, $182 and $167, respectively.

  Deferred Compensation Plan

        Griffin maintains a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Griffin's liability under its Deferred Compensation Plan at November 29, 2008 and December 1, 2007 was $1,022 and $1,420, respectively. These amounts are included in other noncurrent liabilities on Griffin's consolidated balance sheets. The expense for Griffin's matching benefit to the Deferred Compensation Plan in fiscal 2008, fiscal 2007 and fiscal 2006 was $27, $27 and $28, respectively.

        The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets. The liability for the Deferred Compensation Plan reflects the amounts withheld from employees, Griffin's matching benefit and any gains or losses on participant account balances based on the assumed investment of amounts credited to participants accounts in certain mutual funds. Participant balances are tracked and any gain or loss is determined based on the performance of the mutual funds as selected by the participants. The decrease in the liability for the Deferred Compensation Plan in fiscal 2008 represents the overall decrease in the value of certain mutual funds in which the participants are deemed to have invested.

  Postretirement Benefits

        Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its employees. Only those employees who were employed by Griffin's predecessor as of December 31, 1993 are eligible to participate in the postretirement benefits program. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin's consolidated balance sheets

        In fiscal 2007, Griffin adopted SFAS No. 158, which required recognition of the funded status on Griffin's balance sheet of their postretirement benefits program. The effect of the adoption of SFAS

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Retirement Benefits (Continued)

No. 158 in fiscal 2007 was a decrease in noncurrent liabilities of $72 and an increase of $47, after tax, in accumulated other comprehensive income. In fiscal 2008, Griffin's noncurrent liabilities decreased by $218 and other comprehensive income included $137, after tax, from an actuarial gain related to Griffin's postretirement benefits program.

        Griffin's liability for postretirement benefits, as determined by the plan's actuary, is shown below. The program's liability is unfunded.

	Nov. 29, 2008	Dec. 1, 2007
Change in benefit obligation:
Benefit obligation at beginning of year	$805	$814
Interest cost	41	43
Service cost	21	27
Benefits paid	(6)	(7)
Amortization of actuarial gain	(10)	—
Actuarial gain	(218)	(72)

Benefit obligation at end of year	$633	$805

        Approximately $19 of the estimated net actuarial gain will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2009.

        Griffin's liability for postretirement benefits as of November 29, 2008 and December 1, 2007 is attributed to the following:

	Nov. 29, 2008	Dec. 1, 2007
Amounts recognized in statement of financial position consist of:
Retirees	$18	$60
Fully eligible active participants	303	303
Other active participants	312	442

Liability for postretirement benefits	$633	$805

        The components of Griffin's postretirement benefits expense are as follows:

	For the Fiscal Years Ended,
	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006
Service cost	$21	$27	$29
Interest	41	43	42
Amortization of actuarial gain	(10)	—	—

Total expense	$52	$70	$71

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Retirement Benefits (Continued)

        An assumed health care cost trend of 9.0% has been utilized for the next year, with an ultimate assumed rate of 5.0% being reached in 2018. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost	$4	$(4)
Effect on postretirement benefit obligation	37	(33)

        Discount rates of 7.65% and 6.25% were used to compute the accumulated postretirement benefit obligations at November 29, 2008 and December 1, 2007, respectively. The discount rates used are based on the spot rate of the Citigroup Pension Discount Curve, which is used to discount the projected cash flows of the plan. Discount rates of 6.25%, 5.65% and 5.70% were used to compute the net periodic benefit expense for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

2009	$16
2010	18
2011	26
2012	33
2013	41
2014 – 2018	236

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Stockholders' Equity

  Earnings Per Share

        Basic and diluted (loss) earnings per share were based on the following:

	For the Fiscal Years Ended,
	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006
(Loss) income before cumulative effect of change in accounting principle	$(8,285)	$8,331	$(215)
Cumulative effect of change in accounting principle, net of tax	—	—	(217)

Net (loss) income as reported for computation of basic and diluted per share results	$(8,285)	$8,331	$(432)

Weighted average shares outstanding for computation of basic per share results	5,060,000	5,134,000	5,084,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	123,000	—

Adjusted weighted average shares for computation of diluted per share results	5,060,000	5,257,000	5,084,000

    (a)
    Incremental shares from the assumed exercise of Griffin stock options are not included in periods where inclusion of such shares would be anti-dilutive. For the fiscal years ended November 29, 2008 and December 2, 2006 the incremental shares from the assumed exercise of stock options would have been 77,000 and 186,000 shares, respectively.

  Griffin Stock Option Plan

        The Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"), adopted in 1997 and subsequently amended, makes available a total of 1,250,000 options to purchase shares of Griffin common stock. The Griffin Stock Option Plan is administered by the Compensation Committee of Griffin's Board of Directors. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options issued at market value on the date approved by the Compensation Committee. Vesting of all of Griffin's previously issued stock options is solely based upon service requirements and does not contain market or performance conditions. None of the options outstanding at November 29, 2008 may be exercised as stock appreciation rights.

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

        There were 29,704, 4,208 and 14,140 stock options granted in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Of the options issued in fiscal 2008, 4,704 vest on the second anniversary from the

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Stockholders' Equity (Continued)

date of grant and 25,000 vest in equal installments on the third, fourth and fifth anniversaries from the grant date. All the options issued in fiscal 2007 vest on the second anniversary from the date of grant. Of the options issued in fiscal 2006, 5,140 vest on the second anniversary from the date of grant and 9,000 vest in equal installments on the third, fourth and fifth anniversaries from the date of grant.

        The fair values of the stock options granted in fiscal 2008 were $14.96 for 4,704 options and $14.82 for 25,000 stock options. The fair value of the stock options granted in fiscal 2007 was $22.17. The fair values of the stock options granted in fiscal 2006 were $18.38 for 5,140 options and $15.98 for 9,000 stock options. The fair values were estimated as of the date of each grant using the Black-Scholes option-pricing model. The following assumptions were used in determining the fair values of each option:

	For the Fiscal Years Ended,
	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006
Expected volatility	38.6% to 41.1%	43.4%	40.8% to 43.3%
Range of risk free interest rates	3.5%	4.7%	5.0% to 5.1%
Expected option term (in years)	7 to 8	8.8	7 to 8.8
Dividend yield	$0.40	none	none

        In fiscal 2006, Griffin adopted SFAS No. 123(R), "Share-Based Payments" ("SFAS No. 123(R)") using the modified prospective method of adoption. Compensation cost is based on the estimated fair values of stock options as determined on their grant dates and is recorded over their vesting periods.

        Compensation cost recognized in fiscal 2008, fiscal 2007 and fiscal 2006 was $179, $126 and $124, respectively, with related tax benefits of $53, $33 and $37, respectively, and is the same as that which would have been recognized had the recognition provisions of SFAS No.123 been applied from its effective date.

        Included in Griffin's stock-based compensation in fiscal 2007 and fiscal 2006 are the costs related to the unvested portion of certain stock option grants made in fiscal 2002 through fiscal 2006. The stock options granted prior to fiscal 2002 and certain other grants in fiscal 2003 and fiscal 2002 were fully vested as of the beginning of the 2006 fiscal year. Forfeiture rates of 0% and 30.2% were utilized based on the historical activity of the grantees, including the groups in which the grantees are part of, such as independent directors or employees.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Stockholders' Equity (Continued)

        A summary of the activity under the Griffin Stock Option Plan is as follows:

Vested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at December 3, 2005	503,857	$12.65
Exercised in 2006	(178,105)	10.79
Vested in 2006	21,548	16.59

Outstanding at December 2, 2006	347,300	13.84
Exercised in 2007	(143,523)	14.00
Vested in 2007	14,601	19.71

Outstanding at December 1, 2007	218,378	14.13
Exercised in 2008	(134,150)	13.83
Vested in 2008	5,140	31.13

Outstanding at November 29, 2008	89,368	$15.56

        The intrinsic value of options exercised in fiscal 2008, fiscal 2007 and fiscal 2006 was $2,705, $3,205 and $3,362, respectively.

Range of Exercise Prices for Vested Options	Outstanding at Nov. 29, 2008	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$11.00 – $14.00	58,591	$12.17	1.7	$1,162	$291
$15.00 – $18.00	15,322	$16.80	2.8	233	98
$24.00 – $32.00	15,455	$27.17	6.5	75	212

	89,368	$15.56	2.7	$1,470	$601

Nonvested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at December 3, 2005	36,816	$17.78
Granted in 2006	14,140	31.01
Vested in 2006	(21,548)	16.59
Forfeited in 2006	(667)	14.35

Outstanding at December 2, 2006	28,741	25.27
Granted in 2007	4,208	38.00
Vested in 2007	(14,601)	19.71

Outstanding at December 1, 2007	18,348	32.62
Granted in 2008	29,704	34.03
Vested in 2008	(5,140)	31.13
Forfeited in 2008	(2,228)	35.89

Outstanding at November 29, 2008	40,684	$33.66

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Stockholders' Equity (Continued)

Range of Exercise Prices for Nonvested Options	Outstanding at Nov. 29, 2008	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$30.00 – $35.00	37,528	$33.30	8.8	$9	$567
Over $35.00	3,156	$38.00	8.5	—	70

	40,684	$33.66	8.8	$9	$637

Number of option holders at November 29, 2008	17

        In fiscal 2009, $161 of unrecognized compensation cost related to nonvested stock options will be recognized, $120 of unrecognized compensation cost related to nonvested stock options will be recognized in fiscal 2010, $64 of unrecognized compensation cost related to nonvested stock options will be recognized in fiscal 2011 and a total of $29 of unrecognized compensation cost will be recognized in fiscal years 2012 and 2013. The total fair value of shares vested during fiscal 2008, fiscal 2007 and fiscal 2006 was $94, $130 and $161, respectively.

  Accumulated Other Comprehensive Income

        In fiscal 2007, Griffin sold 1.2 million shares of its Centaur Media, plc ("Centaur Media") common stock for proceeds of $3.5 million. Griffin did not sell any of its holdings in Centaur Media in fiscal 2008. As of November 29, 2008, Griffin held 5,277,150 shares of common stock in Centaur Media. Griffin's investment in Centaur Media is accounted for as an available-for-sale security under SFAS No. 115 "Accounting for Investments." Accordingly, the investment in Centaur Media is carried at its fair value on Griffin's consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income. Upon the sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that were sold during the time Griffin held those shares is reclassified from accumulated other comprehensive income and included in Griffin's consolidated statement of operations.

        In fiscal 2007, Griffin adopted SFAS No. 158 which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result of SFAS No.158, noncurrent liabilities decreased in fiscal 2008 and fiscal 2007 by $218 and $72, respectively, and accumulated other comprehensive income increased in fiscal 2008 and fiscal 2007 by $137 and $47, respectively, after tax.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Stockholders' Equity (Continued)

        The amounts recorded in accumulated other comprehensive income (loss) are as follows:

	For the Fiscal Years Ended,
	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006
Balance at beginning of year	$5,002	$9,942	$4,659
Reclassification to recognize sale of shares and related gains on Centaur Media, plc included in net income, net of tax provision of $1,022	—	(1,869)	—
(Decrease) increase in value of Centaur Media, plc, due to exchange (loss) gain, net of taxes of ($397), $146 and $814, respectively	(732)	275	1,500
(Decrease) increase in fair value of Centaur Media, plc, net of taxes of ($2,044), ($1,827) and $2,055, respectively	(3,761)	(3,393)	3,783
Actuarial gain on postretirements benefit plan, net of taxes of $81 and $25, respectively	137	47	—

Balance at end of year	$646	$5,002	$9,942

        Accumulated other comprehensive income is comprised of the following:

	Nov. 29, 2008	Dec. 1, 2007
Change in the value of Centaur Media, plc	$462	$4,955
Actuarial gain on postretirement benefits plan	184	47

	$646	$5,002

  Treasury Stock

        In fiscal 2007, Griffin's Board of Directors authorized a program to repurchase, from time to time, up to 250,000 shares of its outstanding common stock through private transactions. The program expired on December 31, 2008. During fiscal 2008 and fiscal 2007, Griffin repurchased 85,200 and 112,900, respectively, of its outstanding shares for approximately $2.9 million and $4.2 million, respectively.

        In fiscal 2008 and fiscal 2007, Griffin received 73,183 shares and 70,637 shares, respectively, of its common stock in connection with the exercise of stock options and for reimbursement of income tax withholdings related to those stock option exercises. The shares received were recorded as treasury stock, which resulted in increases in treasury stock of approximately $2.5 million and $2.6 million in fiscal 2008 and fiscal 2007, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Operating Leases

        All future minimum rental payments, principally for Griffin's corporate headquarters, under noncancelable leases as of November 29, 2008 were:

2009	$233
2010	233
2011	229
2012	224
2013	186

Total minimum lease payments	$1,105

        Total rental expense for all operating leases in fiscal 2008, fiscal 2007 and fiscal 2006 was $191, $196 and $203, respectively.

        As lessor, Griffin Land's real estate activities include the leasing of industrial, flex and office space in Connecticut. Future minimum rentals to be received under noncancelable leases as of November 29, 2008 were:

2009	$14,375
2010	13,268
2011	11,650
2012	9,721
2013	8,363
Later years	31,176

$88,553

        Total rental revenue from all leases in fiscal 2008, fiscal 2007 and fiscal 2006 was $15,203, $14,041 and $11,951, respectively.

9. Investments

  Short-Term Investments

        Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the securities are recorded at their fair value based upon their quoted market price at November 29, 2008 and December 1, 2007 and net realized and unrealized gains and losses on these investments are included in investment income in the consolidated statement of operations. At December 1, 2007, $0.4 million of Griffin's short-term investments was being used as collateral for letters of credit of $0.4 million of Griffin Land. Those letters of credit expired in fiscal 2008 and were

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Investments (Continued)

not required to be renewed. The composition of short-term investments at November 29, 2008 and December 1, 2007 are as follows:

	Nov. 29, 2008		Dec. 1, 2007
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$8,433	$8,510	$10,930	$10,970
Certificates of deposit	114	114	454	454
Federal agency coupon notes	—	—	11,450	11,451

Total short-term investments	$8,547	$8,624	$22,834	$22,875

        Investment income for fiscal 2008, fiscal 2007 and fiscal 2006 consists of:

	For the Fiscal Years Ended,
	Nov. 29, 2008	Dec. 1, 2007	Dec. 2, 2006
Net realized gains on the sales of short-term investments	$537	$1,783	$1,228
Interest and dividend income from investments	506	957	653
Change in net unrealized gains on short-term investments	36	(445)	287
Dividend income from Shemin Nurseries Holding Corp.	—	1,628	—
Other investment income	6	7	151

	$1,085	$3,930	$2,319

        Included in investment income in fiscal 2007 is $1.6 million of a total of $1.8 million in cash received from SNHC. The amount reported as dividend income was based on the amount of cumulative earnings of SNHC, with the balance of the amount received from SNHC reported as a return of investment.

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

included, net of income taxes, in Accumulated Other Comprehensive Income (see Note 7). Griffin reported dividend income from Centaur Media of $375, $387 and $363 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. In fiscal 2007, Griffin sold 1,200,000 of its shares in Centaur Media, resulting in a pretax gain of $2.9 million. Griffin did not sell any of its holdings in Centaur Media in fiscal 2008.

        As of November 29, 2008, the cost, gross unrealized gain and fair value of Griffin's investment in Centaur Media were $2,677, $697 and $3,374, respectively. As of December 1, 2007, the cost, gross unrealized gain and fair value of Griffin's investment in Centaur Media were $2,677, $7,631, and $10,308, respectively.

  Shemin Nurseries Holding Corp.

        Over the past three years, Griffin has held an approximate 14% equity interest in SNHC, which operates a landscape nursery distribution business through a subsidiary. Griffin's investment in SNHC is $0.3 million as of November 29, 2008 and is included in other assets on Griffin's consolidated balance sheet.

10. Supplemental Financial Statement Information

  Related Party Transactions

        Prior to July 3, 1997, Griffin and General Cigar Co., Inc. ("General Cigar") were wholly-owned subsidiaries of Culbro Corporation ("Culbro"). On July 3, 1997, Culbro completed the distribution (the "Distribution") of Griffin common stock to Culbro's stockholders. On February 27, 1997, prior to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a ten-year lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease was for approximately 500 acres of arable land held by Griffin for possible development in the long term, but was used by General Cigar for growing Connecticut Shade wrapper tobacco. The Agricultural Lease terminated on February 27, 2007 and was not renewed. The rent payable by General Cigar under the Agricultural Lease was approximately equal to the aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased. In fiscal 2006, General Cigar made rental payments to Griffin of $48 with respect to the Agricultural Lease. As the Agricultural Lease terminated in early fiscal 2007, General Cigar did not make any payments to Griffin in fiscal 2007 or fiscal 2008.

        In 1997, subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a ten-year lease for approximately 40,000 square feet of office space in one of the buildings owned by Griffin in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). Under the Commercial Lease, General Cigar made rental payments to Griffin in fiscal 2007 and fiscal 2006 of $483 and $545, respectively. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease approximated market rates at the time the lease was entered into. The Commercial Lease terminated on November 30, 2007 and was not renewed.

  Deferred Revenue on Land Sales

        In fiscal 2006, Griffin sold 130 acres of undeveloped land in the New England Tradeport ("Tradeport"), Griffin's industrial park located in Windsor and East Granby, Connecticut, for cash

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Supplemental Financial Statement Information (Continued)

proceeds of $13.0 million. As provided in the terms of the contract for the sale of the land and as required under a new State Traffic Commission Certificate covering the area in Tradeport located in Windsor, certain improvements to existing roads were required. The costs of these improvements were the responsibility of Griffin, however, a portion of the costs were reimbursed from the purchaser of the land and performed by the town. As a result of Griffin's involvement with the required improvements to the existing roads, this land sale was accounted for under the percentage of completion method. Accordingly, the revenue and the pretax gain on the sale were recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required improvements to existing roads. Costs included in determining the percentage of completion were the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.

        In fiscal 2007, management reduced its estimate of the total costs to be incurred to complete the required road improvements. As a result, the total projected pretax gain on this transaction increased from $9.7 million to $10.2 million, and the percentage of completion increased as a result of the reduction in the expected total costs.

        As of November 29, 2008, the required road improvements were completed and all of the costs incurred, therefore, all of the revenue and all of the pretax gain on sale, approximately $10.2 million, have been included in Griffin's results of operations since the sale closed in fiscal 2006. In fiscal 2008 Griffin recognized previously deferred revenue of $2.0 million and previously deferred pretax gain of $1.5 million on this transaction.

        In fiscal 2006, Griffin closed the sale of ten residential lots in Stratton Farms, a residential development in Suffield, Connecticut. Griffin received $1.2 million in cash at closing, with $1.0 million allocated to the land sold and $0.2 million allocated to the value of an option granting the buyer the right to purchase additional lots in Stratton Farms. In fiscal 2007, the buyer of the first phase of Stratton Farms exercised its option to purchase the second phase, which consisted of fifteen residential lots. Accordingly, Griffin recognized a portion of the $0.2 million of deferred revenue related to this option. In fiscal 2008, the buyer did not exercise its right to purchase the next phase before that right expired. There was no cash received in fiscal 2008, however, Griffin recognized the balance of the deferred revenue of $125 in fiscal 2008.

  Inventories

        Inventories consist of:

	Nov. 29, 2008	Dec. 1, 2007
Nursery stock	$30,051	$29,228
Materials and supplies	2,017	1,913

	32,068	31,141
Reserves	(7,721)	(767)

	$24,347	$30,374

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Supplemental Financial Statement Information (Continued)

        An inventory reserve of $7.2 million was recorded in fiscal 2008 related to the shutdown of Imperial's Quincy, Florida farm (see Note 2). Although all inventories are classified as a current asset based upon industry practice, approximately $10.4 million of the inventory at November 29, 2008 is not currently expected to be sold within twelve months of the balance sheet date.

  Property and Equipment

        Property and equipment consist of:

	Estimated Useful Lives	Nov. 29, 2008	Dec. 1, 2007
Land		$715	$674
Land improvements	10 to 20 years	5,650	5,550
Buildings and improvements	10 to 40 years	3,060	3,060
Machinery and equipment	3 to 20 years	17,529	17,381

		26,954	26,665
Accumulated depreciation		(20,517)	(18,395)

		$6,437	$8,270

        Total depreciation expense related to property and equipment in fiscal 2008, fiscal 2007 and fiscal 2006 was $2,404, $1,390 and $1,425, respectively. Depreciation expense in fiscal 2008 includes $1,045 related to the restructuring charge for the shutdown of Imperial's Quincy, Florida farm (see Note 2).

  Real Estate Held for Sale or Lease

        Real estate held for sale or lease consists of:

		November 29, 2008
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$7,770	$9,404
Land improvements	10 to 30 years	691	7,729	8,420
Buildings and improvements	10 to 40 years	—	103,651	103,651
Tenant improvements	Shorter of useful life or terms of related lease	—	11,464	11,464
Development costs		6,151	5,314	11,465

		8,476	135,928	144,404
Accumulated depreciation		—	(30,456)	(30,456)

		$8,476	$105,472	$113,948

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

        Griffin capitalized interest in fiscal 2008, fiscal 2007 and fiscal 2006 of $123, $383 and $195, respectively. Total depreciation expense related to real estate held for sale or lease in fiscal 2008, fiscal 2007 and fiscal 2006 was $4,511, $3,943 and $3,529, respectively.

  Intangible Assets

        Griffin's intangible assets relate to the fiscal 2007 acquisition of a warehouse building and to the fiscal 2003 acquisition of a controlling interest in a joint venture that owned two office buildings. The intangible assets consist of: (i) the value of above-market and below-market leases; (ii) the value of in-place leases; and (iii) the value of customer relationships with tenants. At November 29, 2008 and December 1, 2007, intangible assets of $579 and $754, respectively, net of accumulated amortization of $636 and $520, respectively, are included in other assets on Griffin's consolidated balance sheets. Amortization expense in fiscal 2008, fiscal 2007 and fiscal 2006 was $175, $117 and $221, respectively. Estimated amortization expense over each of the next five fiscal years is $153, $63, $63, $63 and $63.

  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of:

	Nov. 29, 2008	Dec. 1, 2007
Accrued salaries, wages and other compensation	$1,370	$1,083
Trade payables	1,008	1,179
Accrued construction costs	813	990
Dividend payable	507	509
Retainage	170	306
Other accrued liabilities	1,372	1,627

	$5,240	$5,694

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Supplemental Financial Statement Information (Continued)

  Supplemental Cash Flow Information

        Decreases of $6.9 and $4.8 million in fiscal 2008 and fiscal 2007, respectively, in Griffin's Investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin's cash. An increase of $8.2 million in fiscal 2006 in Griffin's Investment in Centaur Media reflects the mark to market adjustment of this investment and did not affect Griffin's cash.

        Griffin incurred capital lease obligations in fiscal 2008, fiscal 2007 and fiscal 2006 of $70, $80 and $116, respectively.

        Accounts payable and accrued liabilities related to additions to real estate held for sale or lease decreased by $313 and $586 in fiscal 2008 and fiscal 2007, respectively.

        In fiscal 2008, fiscal 2007 and fiscal 2006, Griffin received, as consideration for the exercise of employee stock options, 50,702 shares, 43,366 shares and 32,920 shares, respectively, of its common stock. Also in fiscal 2008, fiscal 2007 and fiscal 2006, Griffin received 22,481 shares, 27,271 shares and 12,126 shares, respectively, of its common stock from employees in payment for required income tax withholdings of $769, $994 and $351, respectively, related to the exercise of stock options. The common stock received is included in Treasury Stock on Griffin's consolidated balance sheet as of November 29, 2008 and Griffin's payments of $769, $994 and $351 for required income tax withholdings are reflected in cash provided by operating activities in Griffin's consolidated statement of cash flows for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

        Property sale revenue in fiscal 2008 includes $2.5 million from the sale of land to the Town of Simsbury related to the settlement of litigation in connection with Griffin's proposed residential development in that town. Cash of $0.5 million was received at the closing, with payments of $0.5 million due in each of the next three years and $0.7 million due in 2012. Included in the total amount due of $2.2 million is approximately $0.2 million of interest, as the noninterest bearing note was discounted at a 4.5% rate to its present value.

        Deferred revenue related to the Walgreen land sale that closed in fiscal 2006 decreased by approximately $2.0 million and $3.1 million in fiscal 2008 and fiscal 2007, respectively. That transaction was being accounted for using the percentage of completion method. Griffin received the cash proceeds from that transaction in fiscal 2006.

        Deferred revenue in the amount of $125 related to the value of an option to purchase residential lots in Stratton Farms, a residential development in Suffield, Connecticut, was recognized in fiscal 2008 because the holder of that option did not exercise its right to purchase additional residential lots before that right expired. There was no cash received in fiscal 2008 related to this transaction as the cash for the option was received in fiscal 2006.

        In fiscal 2008, fiscal 2007 and fiscal 2006, Griffin received income tax refunds, net of income tax payments, of $629, $1,342 and $834, respectively. Interest payments, net of capitalized interest, were $3,168, $2,910 and $2,796 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2008 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$4,481	$21,064	$7,864	$11,137	$44,546
Gross profit (loss)	572	3,753	1,442	(4,387)	1,380
Net loss	(1,609)	(377)	(1,269)	(5,030)	(8,285)
Basis loss per share	(0.32)	(0.07)	(0.25)	(0.99)	(1.64)
Diluted loss per share	(0.32)	(0.07)	(0.25)	(0.99)	(1.64)

2007 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$4,586	$31,896	$12,148	$10,793	$59,423
Gross profit	1,189	11,399	4,278	4,594	21,460
Net income (loss)	(1,288)	5,973	2,283	1,363	8,331
Basis income (loss) per share	(0.25)	1.16	0.44	0.27	1.62
Diluted income (loss) per share	(0.25)	1.13	0.43	0.26	1.58

        The fiscal 2008 fourth quarter includes charges of $8.9 million, pretax, related to the shutdown of Imperial's Quincy, Florida farm. Included in the cost of closing down Imperial's Florida farm is a charge of $7.2 million (included in cost of sales) to reserve for inventories that are expected to be sold below their carrying values at the time of sale, a charge of $1.1 million for the write down of fixed assets at that location that will no longer be used and $0.6 million for severance payments (see Note 2).

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

12. Commitments and Contingencies

        As of November 29, 2008, Griffin had committed purchase obligations of $1.5 million, principally for Griffin Land's design of a new industrial building in Tradeport, tenant improvements and for the purchase of plants and raw materials by Imperial.

        As of November 29, 2008, Griffin was authorized to repurchase up to 51,900 shares of its common stock through private transactions. The program to repurchase common stock expired on December 31, 2008 and was not renewed. Griffin did not repurchase any common stock between November 29, 2008 and December 31, 2008.

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Litigation Settlements

        In March 2008, Griffin Land and the Town of Simsbury, Connecticut, executed settlement agreements for litigation related to Meadowood, Griffin Land's proposed residential development in that town. The terms of the settlement agreements, previously approved by Simsbury's land use commissions, allow up to 299 homes to be built, require Griffin Land to perform certain remediation measures on the land and enable the Town to acquire, subject to certain approvals, a portion of the Meadowood land for town open space. The settlement agreements were approved by the Connecticut Superior Court on April 18, 2008 and April 28, 2008, thus concluding the litigation on this matter with no further appeals possible. Subsequent to the execution of the settlement agreements, the Town completed the approved purchase of the agreed upon portion of the Meadowood land for town open space. Development of Meadowood remains subject to receiving certain environmental approvals from government agencies, including the Army Corps of Engineers and the Connecticut Department of Environmental Protection, which Griffin Land will be seeking to obtain.

        In June 2007, Griffin and its subsidiary, Imperial, settled a lawsuit filed against them and several of their officers and employees (the "Griffin Defendants") by twelve of the migrant and seasonal workers employed by an independent farm labor contractor, Pro Tree Forestry Services ("Pro Tree"), that had been engaged by Imperial to provide labor at its Connecticut farm. The plaintiffs alleged, among other things, that they worked at Imperial's Connecticut farm for approximately three months in the spring of 2006; that they were not paid sufficient wages by the Pro Tree defendants as required by state and federal laws; and that the Griffin Defendants were liable as joint and/or integrated employers. The lawsuit included a number of other causes of action against the Pro Tree defendants related to this issue, including claims under the Migrant and Seasonal Agricultural Protection Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Alien Tort Claims Act, and other statutory and common law claims, and asserted that certain of the Griffin Defendants were jointly liable for certain of those claims. Under the settlement, Griffin agreed to pay certain amounts to the plaintiffs for wages and damages they allegedly suffered. In addition, in July 2007, Imperial settled a lawsuit filed against it by the United States Department of Labor (the "DOL") that claimed that Pro Tree had underpaid its employees while they were working at Imperial's Connecticut farm, and because Pro Tree refused to pay back wages to its employees, Imperial was required to pay those individuals. The total cost to Griffin for the settlement of both those lawsuits, including legal fees incurred in fiscal 2007 and net of recovery under Griffin's insurance policies, was approximately $0.5 million, which is included in selling, general and administrative expenses.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Griffin Land & Nurseries, Inc.

        We have audited the consolidated financial statements of Griffin Land & Nurseries, Inc. and subsidiaries (the "Company") as of and for the year ended November 29, 2008 listed in the index appearing under Item 15(a)(1). Our audit also included the financial statement schedules of Griffin Land & Nurseries, Inc. as of and for the year ended November 29, 2008 listed in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and subsidiaries as of November 29, 2008, and the results of their operations and their cash flows for the year ended November 29, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, as of and for the year ended November 29, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Griffin Land & Nurseries, Inc. and subsidiaries' internal control over financial reporting as of November 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2009 expressed an unqualified opinion on the effectiveness of Griffin Land & Nurseries, Inc.'s internal control over financial reporting.

New Haven, Connecticut
February 12, 2009

 Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors of Griffin Land & Nurseries, Inc.:

        In our opinion, the consolidated balance sheet as of December 1, 2007 and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows for each of the two years in the period ended December 1, 2007 present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and its subsidiaries (the "Company") at December 1, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 1, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for each of the two years in the period ended December 1, 2007 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for its other postretirement plan effective as of December 1, 2007, and the manner in which it accounts for conditional asset retirement obligations and share based compensation in fiscal year 2006.

PricewaterhouseCoopers LLP
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

        Management's Report on Internal Control Over Financial Reporting:    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of November 29, 2008, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment and those criteria, management of the Company has concluded that, as of November 29, 2008, the Company's internal control over financial reporting was effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Griffin Land & Nurseries, Inc.

        We have audited Griffin Land & Nurseries, Inc.'s (the "Company's") internal control over financial reporting as of November 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Griffin Land & Nurseries, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Griffin Land & Nurseries, Inc. as of and for the year ended November 29, 2008 listed in the index appearing under Item 15(a)(1) and our report dated February 12, 2009 expressed an unqualified opinion.

New Haven, Connecticut
February 12, 2009

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Edgar M. Cullman	91	Chairman of the Board and Director
Frederick M. Danziger	68	President, Chief Executive Officer and Director
Winston J. Churchill, Jr.	68	Director
David M. Danziger	42	Director
Thomas C. Israel	64	Director
Albert H. Small, Jr.	52	Director
David F. Stein	68	Director
Scott Bosco	42	Vice President of Construction, Griffin Land division
Anthony J. Galici	51	Vice President, Chief Financial Officer and Secretary
Michael S. Gamzon	39	Vice President
Thomas M. Lescalleet	46	Senior Vice President, Griffin Land division
Gregory M. Schaan	51	President and Chief Executive Officer, Imperial Nurseries, Inc.

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

        Frederick M. Danziger has been a Director and the President and Chief Executive Officer of Griffin since April 1997, and was a Director of Culbro Corporation from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Frederick M. Danziger was Of Counsel to the law firm of Latham & Watkins from 1995 until 1997. From 1974 until 1995, Mr. Frederick M. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Frederick M. Danziger also is a Director of Monro Muffler Brake, Inc. and Bloomingdale Properties, Inc. and was a Director of Centaur Communications, Ltd. through March 9, 2004. Frederick M. Danziger is the son-in-law of Edgar M. Cullman, the father of David M. Danziger and the father-in-law of Michael S. Gamzon.

        Winston J. Churchill, Jr. has been a Director of Griffin since April 1997. Mr. Churchill, Jr. is also a Director of Amkor Technology, Inc., Innovative Solutions and Support, Inc., Rodman & Renshaw Capital Group, Inc. and Cyalume Technologies Holdings, Inc. He is managing general partner of SCP Partners, which manages venture capital and private equity investments for institutional investors, and is Chairman of CIP Capital Management, Inc. Mr. Churchill, Jr. is the brother-in-law of Albert H. Small, Jr.

        David M. Danziger has been a Director of Griffin since May 2006. He was an Executive Vice President of General Cigar Holdings, Inc. from January 1999 through April 2005. Mr. David M. Danziger is a managing member of Culbro LLC. David M. Danziger is the son of Frederick M. Danziger, the grandson of Edgar M. Cullman and the brother-in-law of Michael S. Gamzon.

        Thomas C. Israel has been a Director of Griffin since July 2000. Mr. Israel was a Director of Asbury Automotive Group, Inc. from 2003 through 2005. Mr. Israel was a Director of Culbro

Corporation from 1989 until 1997 and a Director of General Cigar Holdings, Inc. from December 1996 until May 2000. Mr. Israel is Chairman of A.C. Israel Enterprises, Inc., an investment company.

        Albert H. Small, Jr. was appointed a Director of Griffin by Griffin's Board of Directors on January 22, 2009 to replace a director who died in June 2008. Mr. Small, Jr. was President of Renaissance Housing Corporation, a private company involved in residential real estate development from 1984 through March 2005, and President of WCI Communities Mid-Atlantic Division from March 2005 through March 2008. From March 2008 through the present, Mr. Small, Jr. has been active in the development and management of several commercial and office developments in Washington D.C. Mr. Small, Jr. is the brother-in-law of Winston J. Churchill, Jr.

        David F. Stein has been a Director of Griffin since November 1997. Mr. Stein was Vice Chairman of J&W Seligman & Co., Inc., an asset management firm from 1996 through the sale of that firm to Ameriprise Financial in November 2008. He retired from Ameriprise Financial in January 2009.

        Scott Bosco has been the Vice President of Construction of the Griffin Land division since July 2005. From 1992 until 2005 he was a project manager at Casle Corp.

        Anthony J. Galici has been the Vice President, Chief Financial Officer and Secretary of Griffin since April 1997. Mr. Galici was Vice President and Assistant Controller of Culbro Corporation from 1995 until 1997. Prior to 1995, he was Assistant Controller of Culbro Corporation.

        Michael S. Gamzon has been the Vice President of Griffin since January 2008. Mr. Gamzon was an investment analyst with Alson Capital Partners, LLC from April 2005 until January 2008 and an investment analyst with Cobalt Capital Management, LLC from March 2002 until March 2005. Mr. Gamzon is the son-in-law of Mr. Frederick M. Danziger and the brother-in-law of Mr. David M. Danziger.

        Thomas M. Lescalleet has been the Senior Vice President of the Griffin Land division since March 2002.

        Gregory M. Schaan has been the President and Chief Executive Officer of Imperial since October 1999. From 1997 until 1999 he was Senior Vice President of Sales and Marketing of Imperial. From 1992 until 1997 he was Vice President of Sales and Marketing of Imperial.

        As a result of the death of an independent director in June 2008, Griffin was not in compliance with Nasdaq's independent director requirements (Marketplace Rule 435(c)(1)) and audit committee composition requirements (Marketplace Rule 435(d)(2)(A)), and was given a cure period in which to regain compliance. As a result of the appointment of Mr. Small, Jr. to the Board, Griffin regained compliance with Nasdaq's independent director and audit committee composition requirements within the cure period.

Code of Ethics

        Griffin has adopted a Code of Ethics that applies to all of its directors, officers and employees including its principal executive officer and principal financial officer. In the event that Griffin makes any amendment to, or grants any waiver of, a provision of the code of ethics that applies to its principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, Griffin intends to disclose such amendment or waiver and the reasons for the amendment or waiver. A copy of Griffin's Code of Ethics is available without charge upon written request to: Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020, attention: Corporate Secretary.

Audit Committee

        As of November 29, 2008, Griffin's Audit Committee consisted of David F. Stein, Chairman and Thomas C. Israel. In June 2008, the Audit Committee was reduced from three to two members because of the death of one of Griffin's independent directors. As a result, Griffin was not in compliance with the audit committee composition requirements under Nasdaq rules and was given a cure period to regain compliance. On January 22, 2009, the Board's appointment of Albert H. Small, Jr., an independent director, to Griffin's Audit Committee enabled Griffin to regain compliance, within the cure period, with the audit committee composition requirements of Nasdaq.

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

Nominating Committee

        Griffin's Nominating Committee consists of Thomas C. Israel, Chairman, Winston J. Churchill, Jr. and David F. Stein. All of the members of the Nominating Committee are independent directors. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Nominating Committee believes such a policy is not necessary in that it will consider nominees based on a nominee's qualifications, regardless of whether the nominee is recommended by stockholders. The Nominating Committee does not have a charter. The Nominating Committee did not meet in fiscal 2008. In December 2008, the Nominating Committee met and nominated Albert H. Small, Jr. to become a Director of Griffin.

Communication with the Board or Nominating Committee

        Stockholders who wish to communicate with the Board of Directors or the Nominating Committee should address their communications to Thomas C. Israel, Chairman of the Nominating Committee, via first class mail, at Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to each of Griffin's Named Executive Officers during the last completed fiscal year. The Named Executive Officers for the year ended November 29, 2008 are as follows:

Frederick M. Danziger	President and Chief Executive Officer ("CEO") of Griffin
Anthony J. Galici	Vice President, Chief Financial Officer and Secretary of Griffin
Michael S. Gamzon	Vice President of Griffin
Thomas M. Lescalleet	Senior Vice President of the Griffin Land division
Gregory M. Schaan	President and Chief Executive Officer of Imperial Nurseries, Inc.

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

Annual Incentive Compensation Programs

        Griffin's annual incentive programs are designed to recognize short-term performance against established annual performance goals for each of its operating businesses, as explained below. These performance goals are developed by the President and CEO and approved or modified, as necessary, by the Compensation Committee. Additionally, the Compensation Committee retains the discretion to adjust any awards made to Griffin's executives, including making awards in the absence of the attainment of any of the performance goals under Griffin's annual incentive compensation plans. Any such adjustment may only be to the benefit of the participants. The Committee made three such adjustments in fiscal year 2008, as discussed below. Griffin makes annual incentive payments, if any, in the year following the year in which they are earned.

  Griffin Land

        Under the Griffin Land Incentive Compensation Plan for Fiscal Year 2008 (the "Griffin Land Incentive Plan"), incentive compensation is awarded based on certain defined components, including: (i) profit from property sales (10% of the pretax profit on property sales, as defined in the Griffin Land Incentive Plan, a maximum of an aggregate $150,000 of incentive compensation could have been accrued under this component); (ii) value generated from buildings built on speculation (10% of the incremental value generated, as defined in the Griffin land Incentive Plan, a maximum of an aggregate $200,000 of incentive compensation could have been accrued under this component); (iii) value generated from build-to-suit projects entered into in fiscal 2008 (10% of the incremental value created, as defined in the Griffin Land Incentive Plan, a maximum of an aggregate $200,000 of incentive compensation could have been accrued under this component); (iv) the leasing of currently vacant space (a maximum of an aggregate $375,000 of incentive compensation could have been accrued under this component); and (v) the leasing of space becoming vacant in 2008 due to expiring leases (maximum of an aggregate $37,500 of incentive compensation could have been accrued under this component). These objectives are designed to reward management for increasing the operating cash flow of the real estate business. Amounts earned under each objective are accrued into an incentive compensation pool up to a maximum incentive compensation of $962,500 if all targets are achieved at their maximum amounts. The incentive compensation pool is divided among executives and employees of Griffin Land. The amounts earned by Griffin Land employees under the Griffin Land Incentive Plan may be increased at the discretion of the Compensation Committee.

        In two of the past three fiscal years, Griffin Land met the property sale component (see (i) above) of the Griffin Land Incentive Plan. Griffin Land has not met the value generated from buildings built on speculation component or the value generated from build-to-suit projects component (see (ii) and (iii) above) of the Griffin Land Incentive Plan in any of the past three fiscal years. Griffin Land has met the leasing of currently vacant space component and the leasing of space becoming vacant component (see (iv) and (v) above) of the Griffin Land Incentive Plan in two of the past three fiscal years. In fiscal 2008, Griffin Land achieved the goals related to the leasing of currently vacant space and the leasing of space becoming vacant in 2008 due to expiring leases, but did not achieve any portion of the goals related to the property sales, value generated from buildings built on speculation and value generated from built-to-suit projects. The achievement of the leasing of currently vacant space and leasing of space becoming vacant goals resulted in $206,250 being accrued into the Griffin Land incentive compensation pool.

  Imperial Nurseries

        Under the Imperial Nurseries, Inc. ("Imperial") Incentive Compensation Plan for Fiscal Year 2008, (the "Imperial Incentive Plan"), Mr. Schaan was eligible to receive incentive compensation based on the achievement of an operating profit by Imperial. The amount to be accrued into Imperial's incentive compensation pool is a percentage of Imperial's operating profit achieved. If Imperial incurs an operating loss, no incentive compensation is accrued. If Imperial achieves an operating profit below $250,000, 33% of the operating profit is accrued into the incentive compensation pool. If Imperial's operating profit is between $250,000 and $500,000, $82,500 plus 40% of the operating profit above $250,000 is accrued into Imperial's incentive compensation pool. If Imperial's operating profit is between $500,000 and $750,000, $182,500 plus 50% of the operating profit above $500,000 is accrued into Imperial's incentive compensation pool. If Imperial's operating profit is above $750,000, $307,500 plus 33% of the operating profit above $750,000 is accrued into Imperial's incentive compensation pool. Because Imperial did not achieve an operating profit in fiscal year 2008, no amounts were accrued into Imperial's incentive compensation pool.

  Corporate

        The 2008 Corporate Incentive Compensation Plan (the "Corporate Incentive Plan") was designed to reward corporate employees, including Griffin's President and CEO, Vice President, Chief Financial Officer and Secretary and Vice President, based on the results of Griffin's operating businesses, consistent with Griffin's goal to award for performance through team results as discussed above. Under the Corporate Incentive Plan, the amount of corporate incentive compensation was based on the levels of incentive compensation earned at Griffin Land and Imperial. If each of Griffin Land and senior executives at Imperial had earned incentive compensation under their respective plans, then an amount equal to 80% of the sum of those respective pools was to accrue into the Corporate incentive compensation pool. However, because only Griffin Land employees earned incentive compensation, an amount equal to 15% of the amount of the Griffin Land incentive compensation pool was accrued into the Corporate incentive compensation pool, of which the Vice President and the Vice President, Chief

Financial Officer and Secretary were beneficiaries. The Vice President and the Vice President, Chief Financial Officer and Secretary were each allocated 35% of that pool. The President and CEO received no allocation. The Compensation Committee exercised its discretion to increase the amount of incentive compensation paid to the President and CEO, Vice President and Vice President, Chief Financial Officer and Secretary under the Corporate Incentive Plan.

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

        Stock option awards to Named Executive Officers are entirely discretionary. The President and CEO recommends whether and how many stock options should be awarded to the other Named Executive Officers, and the Compensation Committee approves or, if necessary, modifies his recommendations. The Compensation Committee solely determines whether and how many stock options should be awarded to the President and CEO. In making stock option award determinations, the President and CEO and Compensation Committee consider the prior contribution of participants and their expected future contributions to the growth of Griffin. In fiscal year 2008, 25,000 stock options were awarded to Michael Gamzon, one of the Named Executive Officers. No other stock options were recommended nor were any awarded to the Named Executive Officers or any other Griffin employee.

        Stock option awards are made under the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "Griffin Stock Option Plan"), as amended. The Griffin Stock Option Plan makes available a total of 1,250,000 options to purchase shares of Griffin common stock. Options granted under the Griffin Stock Option Plan are either incentive stock options or non-qualified options. The Griffin Stock Option Plan contains certain limitations with respect to incentive stock options that are intended to satisfy applicable Internal Revenue Code requirements. Under the Griffin Stock Option Plan, Griffin is authorized to issue options to certain officers, employees, consultants and directors of Griffin in connection with the services they provide to Griffin. Of the 1,250,000 shares of common stock reserved for issuance under the Griffin Stock Option Plan, as of November 29, 2008, 130,052 shares were available for issuance upon the exercise of outstanding options granted under the Griffin Stock Option Plan. For more information on stock options, see the Summary Compensation Table, Outstanding Equity Awards table and their footnotes.

Perquisites and Other Benefits

        Griffin's Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of its employees in their respective locations. In addition, Griffin's Chief Financial Officer receives an automobile allowance of $8,000 per year.

        Griffin's Named Executive Officers are entitled to participate in and receive employer contributions to Griffin's 401(k) Savings Plan. In addition, Griffin has established a non-qualified Deferred Compensation Plan (the "Deferred Compensation Plan") that allows eligible participants, including the Named Executive Officers, to defer portions of their annual base salary, as well as receive employer matching contributions with respect to deferrals that would exceed IRS limits under the

Griffin 401(k) Savings Plan. For more information on employer contributions to the Griffin 401(k) Savings Plan and the Deferred Compensation Plan, see the Summary Compensation Table and its footnotes.

Analysis

Base Salary

        The following table presents the salaries for Griffin's named executive officers in 2008 and the percentage increase over their 2007 base salaries.

	Salary	% Increase
Mr. Danziger	$510,000	3.0%
Mr. Galici	$255,000	4.1%
Mr. Gamzon	$255,000	(1)
Mr. Lescalleet	$223,500	3.0%
Mr. Schaan	$233,500	2.0%

    (1)
    Mr. Gamzon was not employed by Griffin in 2007.

        Each of Griffin's Named Executive Officers who were employed by Griffin in 2007 received a nominal increase in base salary in 2008.

Annual Incentive Compensation Program

        The following table presents the total annual incentive payments made to the Named Executive Officers for fiscal 2008, the amount of annual incentive compensation awarded under Griffin's respective annual incentive compensation plans, and the amount of any discretionary bonus the Compensation Committee awarded to the Named Executive Officers.

	Incentive Plan Payments	Discretionary Bonus Payments	Total Annual Incentive Payments
Mr. Danziger	—	$240,000	$240,000
Mr. Galici	$10,828	$29,172	$40,000
Mr. Gamzon	$10,828	$29,172	$40,000
Mr. Lescalleet	$65,000	—	$65,000
Mr. Schaan	—	—	—

  Griffin Land

        Mr. Lescalleet was awarded $65,000 in annual incentive compensation for 2008 based on the formula under the Griffin Land Incentive Plan.

  Imperial Nurseries

        Mr. Schaan did not receive an award under the Imperial Incentive Plan because Imperial did not achieve an operating profit in fiscal 2008. The Compensation Committee did not exercise its discretion to alter the formula result of the Imperial Incentive Plan.

  Corporate

        Because only employees at Griffin Land earned incentive compensation for fiscal 2008, under the Corporate Incentive Plan, the Vice President and the Vice President, Chief Financial Officer and Secretary were each entitled to receive incentive compensation of $10,828, and the President and CEO was not entitled to any incentive compensation. The Compensation Committee exercised its discretion and awarded incentive compensation of $240,000 to the President and CEO, and $40,000 to both the Vice President and the Vice President, Chief Financial Officer and Secretary. With regard to Mr. Danziger, the Committee believed this amount was appropriate, in their business judgment, based upon Mr. Danziger's performance in 2008, particularly with respect to the completion of certain transactions that will benefit future operating results of Griffin's real estate business. Similarly, the Committee believed total annual incentive payments of $40,000 to both Mr. Gamzon and Mr. Galici were warranted in light of their contributions to these matters.

        The Compensation Committee believes that each of these discretionary annual incentive payments is consistent with Griffin's compensation objectives outlined above. These payments were intended to motivate and retain the management talent that Griffin believes is necessary to achieve its financial and strategic goals and reflect the relatively strong performance of its real estate business in 2008. As a result, the payments are consistent with the goal to pay for performance by rewarding each of Griffin's Named Executive Officers for team results and their individual contributions to Griffin's success.

Accounting and Tax Considerations

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

        Section 4999 and Section 280G of the Internal Revenue Code provide that certain executives could be subject to significant excise taxes if they receive payments or benefits that exceed certain limits in connection with a change in ownership or change in effective control of Griffin and that Griffin or its successors could lose an income tax deduction with respect to the payments subject to the excise tax. Griffin has not entered into any agreements with any executives that provide for a tax "gross up" or other reimbursement for taxes the executive might be required to pay pursuant to Section 4999 of the Internal Revenue Code.

        Section 409A of the Internal Revenue Code imposes significant additional taxes and interest on underpayments of taxes in the event an executive defers compensation under a plan that does not meet the requirements of Section 409A. Griffin has generally structured its programs and individual arrangements in a manner intended to comply with the requirements of Section 409A.

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed with management Griffin's Compensation Discussion and Analysis, and based upon this review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K and the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Winston J. Churchill, Jr. (Chairman) Thomas C. Israel David F. Stein

 EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table presents information regarding compensation of each of Griffin's Named Executive Officers for services rendered during fiscal 2008 and fiscal 2007.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)			Total ($)
Frederick M. Danziger President and Chief Executive Officer of Griffin	2008 2007	$ $	508,558 493,556	$ $	240,000 300,000		— —	$ $	15,491 14,968	(1) (1)	$ $	764,049 808,524
Anthony J. Galici Vice President, Chief Financial Officer and Secretary of Griffin	2008 2007	$ $	254,038 244,279	$ $	29,172 35,930	$ $	10,828 14,070	$ $	16,056 15,872	(2) (2)	$ $	310,094 310,151
Michael S. Gamzon Vice President of Griffin	2008		$222,635		$29,172		$10,828		$192	(3)		$262,827
Thomas M. Lescalleet Senior Vice President, Griffin Land division	2008 2007	$ $	222,875 216,327		— —	$ $	65,000 84,000	$ $	10,300 10,011	(4) (4)	$ $	298,175 310,338
Gregory M. Schaan President and Chief Executive Officer of Imperial	2008 2007	$ $	237,271 228,468		— —		— —	$ $	7,286 7,028	(5) (5)	$ $	244,557 235,496

(1)
2008: Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,429 and matching contributions related to the Deferred Compensation Plan of $10,870.

2007: Represents life insurance premiums of $168, matching contributions related to the Griffin 401(k) Savings Plan of $3,966 and matching contributions related to the Deferred Compensation Plan of $10,834.

(2)
2008: Represents life insurance premiums of $365, matching contributions related to the Griffin 401(k) Savings Plan of $4,721, matching contributions related to the Deferred Compensation Plan of $2,970 and an automobile allowance of $8,000.

2007: Represents life insurance premiums of $341, matching contributions related to the Griffin 401(k) Savings Plan of $4,227, matching contributions related to the Deferred Compensation Plan of $3,304 and an automobile allowance of $8,000.

(3)
Represents life insurance premiums of $192. Mr. Gamzon was not employed by Griffin in 2007.

(4)
2008: Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,925, matching contributions related to the Deferred Compensation Plan of $1,883 and a medical insurance allowance of $3,300.

2007: Represents life insurance premiums of $168, matching contributions related to the Griffin 401(k) Savings Plan of $4,385, matching contributions related to the Deferred Compensation Plan of $2,158 and a medical insurance allowance of $3,300.

(5)
2008: Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,669 and matching contributions related to the Deferred Compensation Plan of $2,425.

2007: Represents life insurance premiums of $168, matching contributions related to the Griffin 401(k) Savings Plan of $4,268 and matching contributions related to the Deferred Compensation Plan of $2,592.

Grants of Plan-Based Awards

        The following table presents information regarding the incentive awards granted to Griffin's Named Executive Officers for fiscal 2008.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Target ($)	Maximum ($)
Frederick M. Danziger (1)	n/a	$—	n/a
Anthony J. Galici (1)	n/a	$10,828	n/a
Michael S. Gamzon (1)	n/a	$10,828	n/a
Thomas M. Lescalleet (2)	n/a	$65,000	$288,750
Gregory M. Schaan (3)	n/a	$—	n/a

(1)
There are no threshold, target or maximum levels under the Corporate Incentive Plan. The amounts of payments to Messrs. Danziger, Galici and Gamzon under the Corporate Incentive Plan, if any, depend on the performance of Griffin's operating businesses during the fiscal year. The amounts shown for Messrs. Danziger, Galici and Gamzon in the Target column reflect the amounts payable to them under the plan based on the performance of Imperial and Griffin Land in fiscal 2008. While Mr. Danziger did not receive a formula-based award pursuant to the Corporate Incentive Plan, the Compensation Committee exercised its discretion to award Mr. Danziger a bonus of $240,000 for fiscal 2008. Mr. Galici and Mr. Gamzon each received a payment of $10,828 pursuant to the Corporate Incentive Plan, and they each received an additional discretionary bonus of $29,172.

(2)
The Griffin Land Incentive Plan has no threshold or target levels; however, there is a maximum amount payable to Mr. Lescalleet under the Griffin Land Incentive Plan as shown in the Maximum column. The amount in the Target column for Mr. Lescalleet reflects the amount payable based on Griffin Land's performance during fiscal 2008.

(3)
There are no threshold, target or maximum levels under the Imperial Incentive Plan. The amounts payable to Mr. Schaan under the Imperial Incentive Plan depend on the operating profit, if any, of Imperial for the fiscal year. Based on Imperial's performance during fiscal 2008, Mr. Schaan was not eligible to receive any payout pursuant to the Imperial Incentive Plan. Therefore, the representative amount shown under the Target column for Mr. Schaan is $0.

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

Outstanding Equity Awards

        The following table presents information with respect to each unexercised stock option held by Griffin's Named Executive Officers as of November 29, 2008. There are no restricted stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised In-the-Money Options at Fiscal Year End(1) ($) Exercisable	Value of Unexercised In-the-Money Options at Fiscal Year End(1) ($) Unexercisable
Frederick M. Danziger	—	—	—	—	—	—
Anthony J. Galici	10,000	—	$11.22	01/17/2010	$217,200	—
	7,500	—	$13.00	12/15/2010	$149,550	—

Totals	17,500				$366,750	—
Michael S. Gamzon	—	25,000	$34.04	01/09/2018	—	—	(2)
Thomas M. Lescalleet	—	—	—	—	—	—
Gregory M. Schaan	7,547	—	$13.25	01/10/2009	$148,600	—
	10,000	—	$11.22	01/17/2010	$217,200	—
	7,500	—	$13.00	12/15/2010	$149,550	—

Totals	25,047	—			$515,350	—

(1)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $32.94 per share (the average of the high and low prices of Griffin's common stock on November 28, 2008) and the exercise price of each stock option.

(2)
There is no amount stated because the exercise price of the stock options is greater than the fair market value of $32.94 per share at November 28, 2008.

Option Exercises and Stock Vested

        The following table presents information with respect to amounts received upon exercise of options, SARs or the vesting of stock, including restricted stock (or similar instruments) by Griffin's Named Executive Officers in fiscal 2008.

	Option Awards
Name	Number of Shares Acquired on Exercise #	Value Realized on Exercise $
Frederick M. Danziger	75,000	$1,575,000
Anthony J. Galici	15,000	$316,350
Michael S. Gamzon	—	—
Thomas M. Lescalleet	—	—
Gregory M. Schaan	7,453	$151,979

Non-Qualified Deferred Compensation

        Griffin maintains a Deferred Compensation Plan for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin 401(k) Savings Plan. The investment options in the Deferred Compensation Plan mirror those of the Griffin 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets. The following table presents information with respect to defined contribution plans or other plans providing for deferral of compensation on a non-tax qualified basis for Griffin's Named Executive Officers as of November 29, 2008.

Name	Executive Contributions for FYE 11/29/2008	Griffin Contributions for FYE 11/29/2008	Aggregate Earnings in FYE 11/29/2008	Aggregate Balance as of FYE 11/29/2008
Frederick M. Danziger	$39,709	$10,870	$(212,781)	$407,129
Anthony J. Galici	$27,115	$2,970	$(86,026)	$168,118
Michael S. Gamzon	—	—	—	—
Thomas M. Lescalleet	$12,222	$1,883	$(23,402)	$40,030
Gregory M. Schaan	$28,803	$2,425	$(96,157)	$149,191

Potential Payments Upon Termination or Change in Control

        Imperial's Employment Agreement with Mr. Schaan governs the terms of Mr. Schaan's post-employment compensation in the event of termination or a change in control of Imperial (as defined in the Employment Agreement).

        In the event of Mr. Schaan's death or disability, Imperial will pay Mr. Schaan the sum of (i) his then current annual base salary and (ii) with respect to the year of Mr. Schaan's death or disability (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation Mr. Schaan would have earned for the full year. Accordingly, if Mr. Schaan had died or became disabled on November 29, 2008, Imperial would have been obligated to pay $233,500 to Mr. Schaan, or his estate, as applicable.

        In the event that Mr. Schaan terminates his employment (i) following a change in control of Imperial (as defined in the Employment Agreement), (ii) after being assigned duties that are significantly adversely different than those described in the Employment Agreement, (iii) following removal from any of the positions described in the Employment Agreement, (iv) following a material reduction in Imperial's fringe benefits, (v) after Imperial fails to have a successor assume the Employment Agreement, or (vi) after Imperial becomes insolvent or files a bankruptcy petition, Mr. Schaan is entitled to severance in an amount equal to the sum of (i) his then annual base salary and (ii) with respect to the year of Mr. Schaan's termination (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation Mr. Schaan would have earned for the full year. Accordingly, if Mr. Schaan terminated his employment following any of these events, he would have been entitled to receive $233,500.

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

Director Compensation

        The following table represents information regarding the compensation paid during fiscal 2008 to members of Griffin's Board of Directors who are not also employees (the "Non-Employee Directors"). The compensation paid to Mr. Frederick M. Danziger is presented above in the Summary Compensation Table and the related explanatory notes.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)
Winston J. Churchill, Jr.	$47,500	$25,542	(1)	$73,042
Edgar M. Cullman	$47,000	—		$47,000
David M. Danziger	$31,000	—		$31,000
Frederick M. Danziger	—	—		—
Thomas C. Israel	$56,000	$25,542	(1)	$81,542
Alan Plotkin (2)	$22,000	—		$22,000
David F. Stein	$58,500	$25,542	(1)	$84,042

(1)
These amounts reflect the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to fiscal 2008. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in Note 7 of the Notes to Consolidated Financial Statements.

(2)
Mr. Plotkin died in June 2008.

        The following table represents the number of outstanding and unexercised stock option awards held by each of the Non-Employee Directors as of November 29, 2008:

Director	Number of Shares Subject to Outstanding Options as of 11/29/08
Winston J. Churchill, Jr.	21,733
Thomas C. Israel	20,733
David F. Stein	3,513

        Members of the Board of Directors who are not employees of Griffin receive $25,000 per year and $1,000 for each Board and Committee meeting they attend. The Chairman of the Board of Directors receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each receive an annual fee of $10,000 per year. The Nominating Committee Chairman receives an annual fee of $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen, each receive $5,000 per year for their service on the Committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on the Committee. Annual retainers are paid in quarterly installments. The Griffin Stock Option Plan provides that Non-Employee Directors who are not members of the Cullman & Ernst Group (as defined in Note 2 of Item 12 of this Report) annually receive options exercisable for shares of common stock at an exercise price that is the market price at the time of grant. Under the Griffin Stock Option Plan, the number of shares, subject to options, granted to non-employee Directors upon their reelection to the Board of Directors, is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2008, Griffin granted Mr. Churchill, Jr., Mr. Israel and Mr. Stein each options exercisable for

1,176 shares of Common Stock at the time of their reelection to the Board of Directors. Griffin expects to grant additional options to Messrs. Churchill, Jr., Israel, Small, Jr. and Stein in 2009 consistent with the Griffin Stock Option Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Griffin's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. The stock option ownership of the officers is disclosed in the stock option table set forth above and the description of stock option grants to directors is disclosed under the heading "Director Compensation." Based on its involvement in the preparation of certain such forms, and a review of copies of other such forms received by it, Griffin believes that with respect to fiscal 2008, all such Section 16(a) filing requirements were satisfied.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                     RELATED SHAREHOLDER MATTERS

        The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by: (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of November 29, 2008.

Name and Address (1)	Shares Beneficially Owned (2)	Percent of Total
Edgar M. Cullman (3)	912,342	17.7
Edgar M. Cullman, Jr. (3)	936,488	18.2
Louise B. Cullman (3)	781,775	15.2
Susan R. Cullman (3)	992,399	19.2
David M. Danziger (3)	52,308	1.0
Frederick M. Danziger (3)	373,312	7.2
Lucy C. Danziger (3)	788,680	15.3
John L. Ernst (3)	419,400	8.1
Michael S. Gamzon	31,156	*
Winston J. Churchill, Jr. SCP Partners 1200 Liberty Ridge Dr., Suite 300 Wayne, PA 19087	60,693	1.2
Thomas C. Israel Ingleside Investors 12 East 49th Street New York, NY 10017	30,505	*
David F. Stein 875 Park Avenue New York, NY 10075	36,285	*
Anthony J. Galici Griffin Land & Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	38,523	*
Gregory M. Schaan Imperial Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	27,797	*
Thomas M. Lescalleet Griffin Land 204 West Newberry Road Bloomfield, CT 06002	6,000	*
Scott Bosco Griffin Land 204 West Newberry Road Bloomfield, CT 06002	—	*
B. Bros. Realty LLC (4)	233,792	4.5
Gabelli Funds, Inc. et al (5) Gabelli Funds, Inc. One Corporate Center Rye, NY 10580	1,427,968	27.7
All directors and officers collectively, consisting of 11 persons (6)	1,568,921	30.4

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, New York 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days granted pursuant to the Griffin Stock Option Plan, as amended. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of November 29, 2008, a group (the "Cullman and Ernst Group") consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of 2,555,205 shares of common stock (approximately 50.4% of the outstanding shares of common stock). Among others, Edgar M. Cullman, Edgar M. Cullman, Jr., John L. Ernst, Frederick M. Danziger and David M. Danziger (who are members of the Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable to third parties under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Louise B. Cullman is the wife of Edgar M. Cullman; Edgar M. Cullman, Jr., is the son of Edgar M. Cullman and Louise B. Cullman; Susan R. Cullman and Lucy C. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman; Lucy C. Danziger is the wife of Frederick M. Danziger; David M. Danziger is the son of Frederick M. Danziger and Lucy C. Danziger; and Michael S. Gamzon is the son-in-law of Frederick M. Danziger and Lucy C. Danziger and the brother-in-law of David M. Danziger.

(3)
Included within the shares shown as beneficially owned by Edgar M. Cullman are 866,204 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by John L. Ernst are 411,321 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Frederick M. Danziger are 209,778 shares in which he holds shared investment and/or voting power. Included within the shares shown as beneficially owned by Edgar M. Cullman, Jr., are 715,146 shares in which he holds shared investment and/or voting power; included within the shares owned by Louise B. Cullman are 743,365 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Susan R. Cullman are 904,634 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Lucy C. Danziger are 728,358 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by David M. Danziger are 21,568 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Michael S. Gamzon are 31,156 shares in which he holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Messrs. Edgar M. Cullman, Frederick M. Danziger, David M. Danziger and John L. Ernst disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares.

(4)
The address of B. Bros. Realty LLC ("B. Bros.") is 641 Lexington Avenue, New York, New York 10022. Susan R. Cullman and John L. Ernst are the managers of B. Bros.

(5)
Griffin has received a copy of Schedule 13D, as amended, as filed with the Securities and Exchange Commission by Gabelli Funds, Inc. et al, reporting ownership of these shares as of August 29, 2008. As reported in said Schedule 13D, the securities have been acquired by GGCP, Inc. and certain of its direct and indirect subsidiaries on behalf of their investment advisory clients. Griffin has been informed that no individual client of GGCP, Inc. et al, has ownership of more than 5% of Griffin's outstanding common stock.

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

        Prior to the distribution of the common stock of Griffin to Culbro stockholders in 1997 (the "Distribution"), Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar"), a wholly-owned subsidiary of GC Holdings, as lessee, entered into a ten year lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease was for approximately 500 acres of arable land held by Griffin for possible development in the long term, but was used by General Cigar for growing Connecticut Shade wrapper tobacco. General Cigar's use of the land was limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease expired on February 27, 2007 and was not renewed. In fiscal 2006 General Cigar made rental payments of $48,000 to Griffin with respect to the Agricultural Lease.

        In 1997 subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a ten-year lease for approximately 40,000 square feet of office space in one of the buildings owned by Griffin in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). In fiscal 2007 and fiscal 2006, General Cigar made rental payments to Griffin of $483,000 and $545,000, respectively, under the Commercial Lease. Management believes the rent paid by General Cigar to Griffin under the Commercial Lease approximated market rates at the time the lease was entered into. The Commercial Lease expired on November 30, 2007 and was not renewed.

Board Independence

        Under Nasdaq rules, an "independent director" of a company means a person who is not an officer or employee of the company or its subsidiaries and, in the opinion of the company's board of directors, does not have a relationship with the company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Messrs. Churchill, Jr., Israel, Stein and Small, Jr. qualify as independent directors under Nasdaq rules. All of the members of the Audit, Compensation and Nominating Committees are independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following is a summary of the fees incurred by Griffin for professional services rendered from McGladrey & Pullen LLP for fiscal 2008 and PricewaterhouseCoopers LLP for fiscal 2007:

	Fiscal 2008 Fees		Fiscal 2007 Fees
Audit fees	$602,000		$985,000
Audit-related fees	21,000		21,000
Tax fees	89,500	(1)	87,000
All other	—		—

	$712,500		$1,093,000

    (1)
    Represents $5,500 for McGladrey & Pullen LLP and $84,000 for PricewaterhouseCoopers LLP.

        Audit fees consist of fees incurred for professional services rendered for the audit of Griffin's consolidated financial statements and for the review of Griffin's interim consolidated financial statements. Audit-related fees include fees incurred for professional services rendered for the audit of Griffin's 401(k) Savings Plan by McGladrey & Pullen LLP. Tax fees consist of fees incurred for professional services relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to McGladrey & Pullen LLP or to PricewaterhouseCoopers LLP in either fiscal 2008 or fiscal 2007.

        The Audit Committee's policy is to pre-approve all audit, audit-related and tax services to be provided by the independent registered public accountants. During fiscal 2008, Griffin's Audit Committee pre-approved all audit, audit-related and tax services. The Audit Committee has considered the non-audit services provided by McGladrey & Pullen LLP and determined that the services provided were compatible with maintaining the independence of McGladrey & Pullen LLP.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements of Griffin Land & Nurseries, Inc. See Item 8.
Consolidated Statements of Operations for the Fiscal Years Ended November 29, 2008, December 1, 2007 and December 2, 2006
Consolidated Balance Sheets as of November 29, 2008 and December 1, 2007
Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended November 29, 2008, December 1, 2007 and December 2, 2006
Consolidated Statements of Cash Flows for the Fiscal Years Ended November 29, 2008, December 1, 2007 and December 2, 2006
Notes to Consolidated Financial Statements
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
2.2
Asset Purchase Agreement among Shemin Nurseries, Inc., Shemin Acquisition Corporation and Imperial Nurseries, Inc. dated January 5, 2001 (incorporated by reference to the Form 8-K of Griffin Land & Nurseries, Inc. dated January 26, 2001, filed February 12, 2001)
2.3
Share Acquisition Agreement relating to Centaur Communications, Ltd. dated 27 February 2004, among The Sellers (as defined therein) and Centaur Holdings plc (incorporated by reference to the Form 8-K of Griffin Land & Nurseries, Inc. dated February 27, 2004, filed March 9, 2004)
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

Exhibit No.	Description
10.28	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company (incorporated by reference to Form 10-Q dated May 29, 2004, filed July 13, 2004)
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
14	Griffin Land & Nurseries, Inc. Code of Ethics (incorporated by reference to Form 10-K dated November 29, 2003, filed February 25, 2004)
21	Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith
23.2	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes Oxley Act of 2002, filed herewith
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 12, 2009.

GRIFFIN LAND & NURSERIES, INC.
BY:	/s/ FREDERICK M. DANZIGER
Frederick M. Danziger
President and Chief Executive Officer
BY:	/s/ ANTHONY J. GALICI
Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of February 12, 2009.

Name	Title

/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ EDGAR M. CULLMAN Edgar M. Cullman	Chairman of the Board and Director
/s/ DAVID M. DANZIGER David M. Danziger	Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Director, President and Chief Executive Officer
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary, Chief Accounting Officer
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ ALBERT H. SMALL, JR. Albert H. Small, Jr.	Director
/s/ DAVID F. STEIN David F. Stein	Director

 Schedule II-Valuation and Qualifying Accounts and Reserves
(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For the fiscal year ended November 29, 2008
Reserves:
Uncollectible accounts—trade	$124	42	27	45	(1)	$148

Inventories	$767	7,990	18	1,054	(2)	$7,721

Valuation allowance on deferred tax asset	$192	163	—	—		$355

For the fiscal year ended December 1, 2007
Reserves:
Uncollectible accounts—trade	$143	22	5	46	(1)	$124

Inventories	$1,208	729	16	1,186	(2)	$767

Valuation allowance on deferred tax asset	$192	—	—	—		$192

For the fiscal year ended December 2, 2006
Reserves:
Uncollectible accounts—trade	$311	87	12	267	(1)	$143

Inventories	$2,161	787	71	1,811	(2)	$1,208

Valuation allowance on deferred tax asset	$—	192	—	—		$192

Notes:

(1)
Accounts receivable written off or reclassified.

(2)
Inventories disposed.

Schedule III—Real Estate and Accumulated Depreciation
November 29, 2008
(dollars in thousands)

						Gross Amount at November 29, 2008
			Initial Cost		Cost Capitalized Subsequent to Acquisition Improvements
Description	Encumbrances		Land	Bldg. & Improve.		Land	Land Improvements	Bldg. & Bldg. Improvements	Tenant Improvements	Development Cost	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition	Depr. Life
Real Estate Held for Sale
Undeveloped Land	$—		$1,393	$—	$691	$1,393	$691	$—	$—	$—	$2,084	$—
Residential Development
Simsbury, CT	—		201	—	4,263	201	—	—	`—	4,263	4,464	—
Residential Development
Suffield, CT	—		40	—	1,330	40	—	—	—	1,330	1,370
Other	—		—	—	558	—	—	—	—	558	558	—

Subtotal	—		1,634	—	6,842	1,634	691	—	—	6,151	8,476	—

Real Estate Held for Lease
Undeveloped Land	—		1,608	—	—	1,608	—	—	—	—	1,608	—
New England Tradeport
Windsor/E. Granby, CT
Development Costs	—		1,127	—	4,043	1,127	—	—	—	4,043	5,170	—
Industrial Buildings	7,482		8	—	4,293	8	481	3,563	249	—	4,301	(2,627)	1978		40 yrs.
Industrial Building	—	(a)	4	1,722	891	4	751	1,835	27	—	2,617	(1,324)	1982	1989	40 yrs.
Industrial Building	—	(a)	9	—	4,099	9	315	3,405	379	—	4,108	(1,509)	1998		40 yrs.
Industrial Building	6,816		12	—	8,136	12	342	5,082	2,712	—	8,148	(3,250)	1999		40 yrs.
Industrial Building	939	(a)	7	—	3,269	7	5	3,013	251	—	3,276	(836)	2001		40 yrs.
Industrial Building	20,418		13	—	5,584	13	18	4,938	628	—	5,597	(1,133)	2003		40 yrs.
Industrial Building	—	(a)	15	—	9,077	15	25	7,535	1,517	—	9,092	(1,656)	2005		40 yrs.
Industrial Building	—	(a)	16	—	7,535	16	1	6,823	711	—	7,551	(1,008)	2006		40 yrs.
Industrial Building	—		—	—	7,192	—	522	6,076	594	—	7,192	(71)	2008		40 yrs.
Industrial Building	—		20	—	8,331	20	563	7,495	273	—	8,351	(278)	2007		40 yrs.
Industrial Building	—		12	—	6,627	12	437	5,982	208	—	6,639	(385)	2007		40 yrs.
Griffin Center
Windsor, CT
Undeveloped portion	—		403	—	892	403	—	—	—	892	1,295	—
Industrial Building	5,060		19	—	8,164	19	107	8,057	—	—	8,183	(1,589)	2001		40 yrs.
Restaurant Building	—		1	—	2,121	1	226	1,388	507	—	2,122	(796)	1983		40 yrs.
Office Building	—		17	—	5,817	17	420	4,246	1,151	—	5,834	(1,189)	2002		40 yrs.
Office Buildings	7,634		1,193	7,958	981	1,193	656	7,148	1,093	42	10,132	(2,669)	1982/1987	2003	40 yrs.
Griffin Center South
Bloomfield, CT
Undeveloped portion	—		42	—	214	42	—	—	—	214	256	—
Office Building	—		5	—	3,892	5	567	2,760	563	2	3,897	(2,416)	1977		40 yrs.
Office Building	—		4	—	1,998	4	263	1,735	—	—	2,002	(1,213)	1985		40 yrs.
Office Building	—		2	—	1,914	2	376	1,384	154	—	1,916	(1,058)	1988		40 yrs.
Office Building	—		2	—	1,640	2	189	1,325	126	—	1,642	(901)	1989		40 yrs.
Industrial Building	—		1	—	742	1	83	659	—	—	743	(434)	1988		40 yrs.
Office Buildings	—		10	—	3,323	10	143	3,084	96	—	3,333	(1,462)	1991		40 yrs.
Office Building	—		9	—	3,421	9	4	3,137	159	121	3,430	(651)	2001		40 yrs.
Manchester, CT
Industrial Building	—		1,876	11,855	4	1,876	4	11,855	—	—	13,735	(851)	1981	2006	40 yrs.
Bloomfield, CT
Industrial Building	—		1,294	1,264	—	1,294	72	1,126	66	—	2,558	(50)	1997	2007	40 yrs.
Other	—		41	—	1,159	41	1,159	—	—	—	1,200	(1,100)

Subtotal	48,349		7,770	22,799	105,359	7,770	7,729	103,651	11,464	5,314	135,928	(30,456)

	$48,349		$9,404	$22,799	$112,201	$9,404	$8,420	$103,651	$11,464	$11,465	$144,404	$(30,456)

(a) Building included in above mortgage.

Schedule III—Real Estate and Accumulated Depreciation (continued)

(dollars in thousands)

Fiscal year ended November 29, 2008

	Cost	Reserve
Balance at beginning of year	$135,690	$(26,046)
Changes during the year:
Additions to real estate assets	10,468	—
Additions to reserve charged to costs and expense	—	(4,511)
Cost of sales	(1,754)	101

Balance at end of year	$144,404	$(30,456)

Fiscal year ended December 1, 2007

	Cost	Reserve
Balance at beginning of year	$123,868	$(22,324)
Changes during the year:
Additions to real estate assets	13,989	—
Additions to reserve charged to costs and expense	—	(3,943)
Cost of sales	(2,167)	221

Balance at end of year	$135,690	$(26,046)

Fiscal year ended December 2, 2006

	Cost	Reserve
Balance at beginning of year	$99,005	$(19,990)
Changes during the year:
Additions to real estate assets	27,656	—
Additions to reserve charged to costs and expense	—	(3,529)
Cost of sales	(2,793)	1,195

Balance at end of year	$123,868	$(22,324)

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Operations (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Balance Sheets (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Changes in Stockholders' Equity For the Fiscal Years Ended November 29, 2008, December 1, 2007 and December 2, 2006 (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Cash Flows (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Notes to Consolidated Financial Statements (dollars in thousands unless otherwise noted, except per share data)
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Schedule II-Valuation and Qualifying Accounts and Reserves (dollars in thousands)
Schedule III—Real Estate and Accumulated Depreciation (continued) (dollars in thousands) Fiscal year ended November 29, 2008
Fiscal year ended December 1, 2007
Fiscal year ended December 2, 2006