Form 10-Q
period 2009-02-28
GRIFFIN LAND & NURSERIES INC
filed 2009-04-09
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Number of shares of Common Stock outstanding at April 2, 2009: 5,076,463

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 Weeks Ended February 28, 2009 and March 1, 2008	3

		Consolidated Balance Sheets (unaudited)
		February 28, 2009 and November 29, 2008	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		13 Weeks Ended February 28, 2009 and March 1, 2008	5

		Consolidated Statements of Cash Flows (unaudited)
		13 Weeks Ended February 28, 2009 and March 1, 2008	6

		Notes to Consolidated Financial Statements (unaudited)	7-20

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	21-28

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	29

	ITEM 4	Controls and Procedures	29-30

PART II -		OTHER INFORMATION

	ITEM 1	Not Applicable

	ITEM 1A	Risk Factors	31

	ITEMS 2-5	Not Applicable

	ITEM 6	Exhibits	31-33

		SIGNATURES	34

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,
	February 28, 2009	March 1, 2008
Landscape nursery net sales	$449	$424
Rental revenue and property sales	4,184	4,057
Total revenue	4,633	4,481

Costs of landscape nursery sales	419	438
Costs related to rental revenue and property sales	3,478	3,471
Total costs of goods sold and costs related to rental revenue and property sales	3,897	3,909

Gross profit	736	572

Selling, general and administrative expenses	2,800	2,709
Operating loss	(2,064)	(2,137)
Interest expense	(808)	(849)
Investment income	47	383
Loss before income tax benefit	(2,825)	(2,603)
Income tax benefit	(1,003)	(994)
Net loss	$(1,822)	$(1,609)

Basic net loss per common share	$(0.36)	$(0.32)

Diluted net loss per common share	$(0.36)	$(0.32)

See Notes to Consolidated Financial Statements.

Griffin  Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)
	February 28, 2009	November 29, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$436	$4,773
Short-term investments, net	6,523	8,624
Accounts receivable, less allowance of $139 and $148	1,316	2,071
Inventories, net	27,940	24,347
Deferred income taxes	4,405	3,447
Other current assets	4,881	5,537
Total current assets	45,501	48,799
Real estate held for sale or lease, net	115,660	113,948
Property and equipment, net	6,183	6,437
Investment in Centaur Media, plc	1,454	3,374
Other assets	10,291	9,117
Total assets	$179,089	$181,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$8,650	$8,661
Accounts payable and accrued liabilities	7,464	5,240
Deferred revenue	982	1,175
Total current liabilities	17,096	15,076
Long-term debt	39,551	39,855
Deferred income taxes	476	1,257
Other noncurrent liabilities	4,308	4,327
Total liabilities	61,431	60,515

Commitments and contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,463,429 and 5,455,382 shares issued,
respectively, and 5,076,463 and 5,068,416 shares outstanding,
respectively	55	55
Additional paid-in capital	104,192	103,997
Retained earnings	27,558	29,888
Accumulated other comprehensive (loss) income, net of tax	(721)	646
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)
Total stockholders' equity	117,658	121,160
Total liabilities and stockholders' equity	$179,089	$181,675
See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Thirteen Weeks Ended February 28, 2009 and March 1, 2008
(dollars in thousands)
(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) income	Treasury Stock	Total	Total Comprehensive Loss
Balance at December 1, 2007	5,321,232	$53	$101,703	$40,199	$5,002	$(8,054)	$138,903

Stock-based compensation
expense	-	-	47	-	-	-	47

Dividend declared, $0.10 per
share	-	-	-	(509)	-	-	(509)

Net loss	-	-	-	(1,609)	-	-	(1,609)	$(1,609)

Other comprehensive loss,
from Centaur Media, plc,
net of tax	-	-	-	-	(715)	-	(715)	(715)

Balance at March 1, 2008	5,321,232	$53	$101,750	$38,081	$4,287	$(8,054)	$136,117	$(2,324)

Balance at November 29, 2008	5,455,382	$55	$103,997	$29,888	$646	$(13,426)	$121,160

Exercise of stock options	8,047	-	107	-	-	-	107

Stock-based compensation
expense	-	-	88	-	-	-	88

Dividend declared, $0.10 per
share	-	-	-	(508)	-	-	(508)

Net loss	-	-	-	(1,822)	-	-	(1,822)	$(1,822)

Other comprehensive loss,
from cash flow hedging
transaction, net of tax	-	-	-	-	(119)	-	(119)	(119)

Other comprehensive loss,
from Centaur Media, plc,
net of tax	-	-	-	-	(1,248)	-	(1,248)	(1,248)

Balance at February 28, 2009	5,463,429	$55	$104,192	$27,558	$(721)	$(13,426)	$117,658	$(3,189)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 13 Weeks Ended,
	February 28, 2009	March 1, 2008
Operating activities:
Net loss	$(1,822)	$(1,609)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,613	1,580
Deferred income tax benefit	(1,003)	(166)
Stock-based compensation expense	88	47
Change in unrealized gains on trading securities	62	(145)
Amortization of debt issuance costs	25	25
Gain on sales of properties	-	(330)
Provision for bad debts	-	(19)
Changes in assets and liabilities:
Short-term investments	2,039	1,509
Accounts receivable	755	847
Inventories	(3,593)	(5,115)
Other current assets	656	(259)
Accounts payable and accrued liabilities	1,323	1,086
Deferred revenue	(309)	(339)
Other noncurrent assets and noncurrent liabilities, net	(981)	(351)
Net cash used in operating activities	(1,147)	(3,239)

Investing activities:
Additions to real estate held for sale or lease	(1,998)	(1,414)
Additions to property and equipment	(8)	(165)
Net cash used in investing activities	(2,006)	(1,579)

Financing activities:
Dividends paid to stockholders	(507)	(509)
Debt issuance costs	(469)	-
Payments of debt	(315)	(308)
Exercise of stock options	107	-
Net cash used in financing activities	(1,184)	(817)
Net decrease in cash and cash equivalents	(4,337)	(5,635)
Cash and cash equivalents at beginning of period	4,773	11,120
Cash and cash equivalents at end of period	$436	$5,485

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands unless otherwise noted, except per share data)
(unaudited)

1.      Summary of Significant Accounting Policies

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

The accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the fiscal year ended November 29, 2008 included in Griffin’s Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.  The consolidated balance sheet data as of November 29, 2008 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

In the 2009 first quarter, Griffin entered into an interest rate swap to hedge an interest rate exposure.  Griffin does not use derivatives for speculative purposes.  Griffin applied SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires Griffin to recognize all derivatives as either assets or liabilities in its consolidated balance sheet and measure those instruments at fair value.  The change in the fair value of the interest rate swap is assessed in accordance with SFAS 133 and reflected in the carrying value of the interest rate swap on the consolidated balance sheet.  The estimated fair value is based primarily on projected future swap rates.

Griffin applies cash flow hedge accounting to its interest rate swap which is designated as a hedge of the variability of future cash flows from a floating rate liability based on the benchmark interest rate.  The change in fair value of Griffin’s interest rate swap is recorded as a component of accumulated other comprehensive (loss) income in stockholders’ equity, to the extent it is effective.  Any ineffective portion of the change in fair value of this instrument would be recorded to interest expense.

The results of operations for the thirteen weeks ended February 28, 2009 (the “2009 first quarter”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended March 1, 2008 is referred to herein as the “2008 first quarter.”

            Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the 2009 first quarter for Griffin. The application of SFAS No. 157 to Griffin’s nonfinancial assets and nonfinancial liabilities did not impact Griffin’s 2009 first quarter consolidated financial statements (see Note 9).

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”). This new pronouncement did not require any changes in the accounting for derivative instruments, but is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  The adoption of the enhanced disclosures as required under SFAS No. 161 are included in Griffin’s financial statements for the 2009 first quarter.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other principles of generally accepted accounting principles.  FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date.  Griffin is required to adopt FSP 142-3 in fiscal 2010 and is currently evaluating the effect of this new pronouncement on its consolidated financial statements.

2.	Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,
	February 28, 2009	March 1, 2008
Total net sales and other revenue:
Landscape nursery net sales	$449	$424
Rental revenue and property sales	4,184	4,057
	$4,633	$4,481
Operating (loss) profit:
Landscape nursery	$(850)	$(971)
Real estate	6	(68)
Industry segment totals	(844)	(1,039)
General corporate expense	(1,220)	(1,098)
Operating loss	(2,064)	(2,137)
Interest expense	(808)	(849)
Investment income	47	383
Loss before income tax benefit	$(2,825)	$(2,603)

Identifiable assets:	February 28, 2009	November 29, 2008
Landscape nursery	$35,506	$32,984
Real estate	127,823	125,611
Industry segment totals	163,329	158,595
General corporate	15,760	23,080
Total assets	$179,089	$181,675

The real estate segment had no revenue from property sales in the 2009 first quarter.  Revenue of the real estate segment in the 2008 first quarter includes property sales revenue of $421.

3.   Facility Shutdown

As reported in Griffin’s 2008 financial statements, Imperial will shut down its Quincy, Florida farm by the end of fiscal 2009.  The Quincy farm represents all of Imperial’s growing operations in Florida.  Imperial expects to continue to operate its farm in Granby, Connecticut.  The shutdown of the Florida farm reflects the difficulties that facility has encountered in delivering product to most of Imperial’s major markets, which are located in the mid-Atlantic area and northeastern United States.  Imperial has been unable to develop sufficient volume in more southern markets to reduce its dependence on shipping Florida product substantial distances.  The closure of the Florida farm will enable Imperial to focus as a regional grower with most of its major markets within close proximity of its Connecticut farm.

As a result of the decision to shut down Imperial’s Florida farm, Griffin recorded a total charge of $8.9 million in the fiscal 2008 fourth quarter, comprised of $7.2 million included in costs of landscape nursery sales for Florida inventories that are expected to be sold below their carrying values at the time of sale and a restructuring charge of $1.7 million that included: (i) $1.1 million to write down fixed assets that will no longer be used; and (ii) $0.6 million for severance payments.  In the 2009 first quarter, $0.5 million was charged against the reserve for inventory primarily reflecting the sale of inventory below its carrying costs.  A total of approximately 70 employees are affected by the shutdown of the Florida farm.  During the 2009 first quarter, one employee was terminated as a result of the shutdown of the Florida farm, bringing the total number of employees terminated as a result of the shutdown of the Florida farm to 15 as of February 28, 2009.  The liquidation of the Florida inventory, payment of the balance of severance and the shutdown of the Florida farm are expected to take place during fiscal 2009.

Included in the reserve for inventory are the excess of the carrying value of the inventory over the estimated sales proceeds, costs to maintain the inventory prior to sale and estimated disposal costs.  Although management used its best judgment in estimating the amount of the required inventory reserve, the actual amount may differ from the amount estimated based on several factors, including market conditions.  Although the effect of differences between estimated and actual amounts will be reflected in fiscal 2009 results, there were no changes to the amounts estimated in fiscal 2008 reflected in Imperial’s 2009 first quarter operating results.

4.  Inventory

Inventories consist of:

	February 28, 2009	November 29, 2008

Nursery stock	$32,186	$30,051
Materials and supplies	2,964	2,017
	35,150	32,068
Reserves	(7,210)	(7,721)
	$27,940	$24,347

5.   Real Estate Assets

Real estate held for sale or lease consists of:

		February 28, 2009
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$7,770	$9,404
Land improvements	10 to 30 years	691	7,770	8,461
Buildings and improvements	10 to 40 years	-	103,659	103,659
Tenant improvements	Shorter of useful life or terms of related lease	-	11,480	11,480
Development costs		6,311	7,987	14,298
		8,636	138,666	147,302
Accumulated depreciation		-	(31,642)	(31,642)
		$8,636	$107,024	$115,660

		November 29, 2008
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$7,770	$9,404
Land improvements	10 to 30 years	691	7,729	8,420
Buildings and improvements	10 to 40 years	-	103,651	103,651
Tenant improvements	Shorter of useful life or terms of related lease	-	11,464	11,464
Development costs		6,151	5,314	11,465
		8,476	135,928	144,404
Accumulated depreciation		-	(30,456)	(30,456)
		$8,476	$105,472	$113,948

6.   Investments

Short-Term Investments

Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”   Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet dates, and net realized and unrealized gains and losses on those investments are included in Griffin’s pretax loss.  The composition of short-term investments at February 28, 2009 and November 29, 2008 is as follows:

	February 28, 2009		November 29, 2008
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$6,508	$6,523	$8,433	$8,510
Certificates of deposit	-	-	114	114
Total short-term investments	$6,508	$6,523	$8,547	$8,624

      Income from cash equivalents and short-term investments in the 2009 first quarter and 2008 first quarter consist of:

	For the 13 Weeks Ended,
	February 28, 2009	March 1, 2008

Interest and dividend income	$23	$37
Net realized gains on the sales of short-term investments	86	201
Changes in unrealized gains on short-term investments	(62)	145
	$47	$383

Centaur Media, plc

Griffin’s investment in the common stock of Centaur Media, plc (“Centaur Media”) is accounted for as an available-for-sale security under SFAS No. 115.  Accordingly, changes in the value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate are included, net of income taxes, in Accumulated Other Comprehensive (Loss) Income (see Note 8).

As of February 28, 2009, the cost, gross unrealized loss and fair value of Griffin’s investment in Centaur Media were $2,677, ($1,223) and $1,454, respectively.  As of November 29, 2008, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $697 and $3,374, respectively.  Griffin believes that the gross unrealized loss on its investment in Centaur Media common stock is due to the weak economic climate, is temporary in nature and that Griffin has the intent and the ability to hold its Centaur Media common stock until it has recovered its cost basis.  Griffin believes it has sufficient liquidity to meet its operating cash needs without the sale of its Centaur Media common stock.

7.      Long-Term Debt

Long-term debt includes:

	February 28, 2009	November 29, 2008
Nonrecourse mortgages:
8.54%, due July 1, 2009	$7,456	$7,482
6.08%, due January 1, 2013	7,582	7,634
6.30%, due May 1, 2014	904	939
5.73%, due July 1, 2015	20,339	20,418
8.13%, due April 1, 2016	5,001	5,060
7.0%, due October 1, 2017	6,772	6,816
Total nonrecourse mortgages	48,054	48,349
Capital leases	147	167
Total	48,201	48,516
Less: current portion	(8,650)	(8,661)
Total long-term debt	$39,551	$39,855

On February 6, 2009, Griffin entered into a $12 million Construction to Permanent Loan with Berkshire Bank (the “Berkshire Bank Loan”), which will provide a significant portion of the financing for construction in 2009 of an approximate 304,000 square foot warehouse facility in New England Tradeport (“Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut.  Prior to the closing of the Berkshire Bank Loan, Griffin Land entered into a ten-year lease with a private company to lease approximately 257,000 square feet of this new facility.  Under certain conditions, but no later than the beginning of the sixth year of the lease, the tenant is required to lease the entire building.  The lease contains provisions for a potential expansion of the building of up to approximately 450,000 square feet.

During the first year, the Berkshire Bank Loan will function as a construction loan, with Griffin Land drawing funds as construction on the new warehouse progresses.  The interest rate during the first year of the Berkshire Bank Loan is the greater of 2.75% above the thirty day LIBOR rate or 4%.  Payments during this period are for interest only.  One year after the loan closing date, the Berkshire Bank Loan converts to a nine-year nonrecourse mortgage collateralized by the new warehouse facility.  Payments during those nine years will be for principal and interest and will be based on a twenty-five year amortization period.  There were no amounts outstanding under the Berkshire Bank Loan as of February 28, 2009.

At the time Griffin closed the Berkshire Bank Loan, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $12 million at inception to fix the  interest rate for the final nine years of the loan at 6.35%.  The swap agreement was entered into on February 6, 2009; however, the settlements under the swap agreement commence on March 1, 2010.  Payments under the swap agreement will continue on the first day of each month until February 1, 2019, which is also the termination date of the Berkshire Bank Loan.  Griffin is accounting for the interest rate swap agreement as an effective cash flow hedge (see Notes 8 and 9).  No ineffectiveness on the cash flow hedge was recognized as of February 28, 2009 and none is anticipated over the term of the agreement.  There were no amounts reclassified from other comprehensive (loss) income to interest expense as of February 28, 2009 and no amounts are anticipated to be reclassified in the next twelve months.  Amounts in other comprehensive (loss) income will be reclassified into interest expense over the term of the swap agreement to achieve the fixed rate on the debt.  The interest rate swap agreement contains no credit risk related contingent features.  For the 2009 first quarter, the amount of loss recognized on the effective portion of this interest rate swap agreement in other comprehensive loss was $0.2 million, before taxes.  As of February 28, 2009, the interest rate swap liability was approximately $0.2 million and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.

On February 27, 2009, Griffin entered into a $10 million Revolving Line of Credit with Doral Bank (the “Credit Line”) that has a term of two years, but may be extended for an additional year by Griffin.  The Credit Line is collateralized by several of Griffin Land’s buildings in Griffin Center and Griffin Center South.  The interest rate on the Credit Line is the greater of the prime rate plus 1.5% or 6.88%.  Griffin intends to use this facility for seasonal working capital needs, to supplement cash flow from operations and for general corporate purposes.  There were no amounts outstanding under the Credit Line as of February 28, 2009.  Subsequent to the end of the 2009 first quarter, Griffin borrowed $7.5 million under the Credit Line and used the proceeds to prepay, on April 1, 2009, its 8.54% nonrecourse mortgage that was due on July 1, 2009.  The mortgage had a balance of $7.4 million when it was repaid and there was no prepayment penalty.  Griffin is seeking mortgage financing that may include some or all of the properties that had collateralized the mortgage that was repaid.

8.    Stockholder’s Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,
	February 28, 2009	March 1, 2008

Net loss as reported for computation
of basic and diluted per share results	$(1,822)	$(1,609)

Weighted average shares outstanding for
computation of basic and diluted
per share results (a)	5,073,000	5,093,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  The incremental shares from the assumed exercise of stock options in the 2009 first quarter and 2008 first quarter would have been 39,000 and 96,000, respectively.

Stock Options

The Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “Griffin Stock Option Plan”), adopted in 1997 and subsequently amended, makes available a total of 1,250,000 options to purchase shares of Griffin common stock. The Compensation Committee of the Board of Directors of Griffin administers the Griffin Stock Option Plan. Options granted under the Griffin Stock Option Plan may be either incentive stock options or non-qualified stock options issued at market value on the date approved by the Board of Directors of Griffin. Vesting of all of Griffin's previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.

Stock options issued will expire ten years from the grant date.  Stock options issued to independent directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to independent directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at February 28, 2009 may be exercised as stock appreciation rights.

There were 61,749 and 25,000 stock options granted during the 2009 and 2008 first quarters, respectively.  The fair values of the stock options granted during the 2009 first quarter were $14.88 for 22,500 options, $14.40 for 22,500 options, $10.54 for 15,000 options and $15.53 for 1,749 options.  The fair value of the stock options granted during the 2008 first quarter was $14.82.  The fair values of all options granted were estimated as of each grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted were as follows:

	For the 13 Weeks Ended,
	February 28, 2009	March 1, 2008

Expected volatility	37.7% to 42.5%	41.1%
Risk free interest rate	1.6% to 2.0%	3.5%
Expected option term	5 to 8.5 years	7 years
Annual dividend yield	$0.40	$0.40

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 13 Weeks Ended,
	February 28, 2009		March 1, 2008
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	89,368	$15.56	218,378	$14.13
Exercised	(8,047)	$13.25	-	-
Granted and vested	1,749	$34.30	-	-
Outstanding at end of period	83,070	$16.17	218,378	$14.13

Range of Exercise Prices for Vested Options	Outstanding at February 28, 2009	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$11.00-$14.00	50,544	$11.99	1.7	$722	$249
$15.00-$18.00	15,322	$16.80	2.6	145	98
$24.00-$35.00	17,204	$27.90	5.9	11	239
	83,070	$16.17	2.7	$878	$586

	For the 13 Weeks Ended,
	February 28, 2009		March 1, 2008
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	40,684	$33.66	18,348	$32.62
Granted	60,000	$33.07	25,000	$34.04
Nonvested at end of period	100,684	$33.31	43,348	$33.44

Range of Exercise Prices for Nonvested Options	Outstanding at February 28, 2009	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$30.00-$35.00	97,528	$33.16	9.1	$-	$1,384
Over $35.00	3,156	$38.00	0.3	-	70
	100,684	$33.31	8.8	$-	$1,454

Number of option holders at February 28, 2009	21

Compensation expense for stock options recognized in the 2009 first quarter and the 2008 first quarter was $88 and $47, respectively, with related tax benefits of $26 and $14, respectively.

As of February 28, 2009, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2009	$ 248
Fiscal 2010	$ 297
Fiscal 2011	$ 241
Fiscal 2012	$ 141
Fiscal 2013	$ 56
Fiscal 2014	$ 7

Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income in the 2009 first quarter and 2008 first quarter consist of the following:

	For the 13 Weeks Ended,
	February 28, 2009	March 1, 2008

Balance at beginning of period	$646	$5,002
Decrease in fair value of Centaur Media, net of taxes of ($633)
and ($276), respectively	(1,176)	(511)
Decrease in value of cash flow hedge, net of tax of ($64)	(119)	-
Decrease in fair value of Centaur Media, due to exchange loss,
net of taxes of ($39) and ($110), respectively	(72)	(204)
Balance at end of period	$(721)	$4,287

Accumulated other comprehensive (loss) income is comprised of the following:

	February 28, 2009	November 29, 2008
Change in the value of Centaur Media, plc	$(786)	$462
Change in value of cash flow hedge	(119)	-
Actuarial gain on postretirement benefit plan	184	184
	$(721)	$646

Cash Dividend

In the 2009 first quarter, Griffin declared a cash dividend of $0.10 per common share for holders of record as of the close of business on February 23, 2009, payable on March 5, 2009. In the 2008 first quarter, Griffin declared a cash dividend of $0.10 per common share.

9.      Supplemental Financial Statement Information

Fair Value of Assets, Liabilities and Interest Rate Hedge

In fiscal 2008, Griffin Adopted SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  SFAS No. 157 establishes three levels of inputs that may be used to measure fair value, as follows:

Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities. Level 1 securities include Griffin’s short-term (trading account) investments and available for sale securities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 liabilities include an interest rate swap derivative. The fair value of Griffin’s interest rate swap derivative instrument is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, Griffin has categorized this derivative instrument as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets include certain fixed assets and accruals related to the shutdown of Imperial's Florida farm.  Such fixed assets were measured in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." Such accruals were measured in accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." These assets and liabilities are classified within Level 3 of the fair value hierarchy because management determined that significant adjustments derived from Griffin’s own assumptions are required to determine fair value at the measurement date.

The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis as of February 28, 2009:

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Trading securities	$6,523	$-	$-

Available for sale securities	$1,454	$-	$-

Interest rate swap	$-	$(183)	$-

Included on Griffin’s consolidated balance sheet as of February 28, 2009 are certain nonfinancial assets and nonfinancial liabilities, related to the shutdown of Imperial’s Florida farm, that are measured at fair value on a nonrecurring basis as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Fixed assets	$-	$-	$-

Severance accrual	$-	$-	$(532)

Certain fixed assets of Imperial’s Florida farm were deemed to have no fair value as of November 29, 2008 and were fully impaired at that time.

Deferred Revenue on Land Sale

In fiscal 2006, Griffin sold 130 acres of undeveloped land in Tradeport for cash proceeds of $13.0 million.  As provided under the contract for the sale of that land and under the State Traffic Commission Certificate covering the area in Tradeport located in Windsor, certain improvements to existing roads were required.  The cost of these improvements were the responsibility of Griffin, however, a portion of the costs were reimbursed from the purchaser of the land and performed by the town.  As a result of Griffin’s continuing involvement with the required road improvements, that land sale was accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on the sale were recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required road improvements.  Griffin’s consolidated statement of operations for the 2008 first quarter included revenue of $0.4 million and a pretax gain of $0.3 million from this land sale.  As of November 29, 2008, the required road improvements were completed and all of the costs incurred, therefore, all of the revenue and pretax gain on the sale were recognized as of that date.  Accordingly, there is no revenue or pretax gain related to this transaction in the 2009 first quarter.

Supplemental Cash Flow Information

The decreases of $1,920 and $1,101, respectively, in the 2009 first quarter and 2008 first quarter in Griffin’s Investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at February 28, 2009 and November 29, 2008 were $1,883 and $983, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease increased by $900 in the 2009 first quarter and decreased by $174 in the 2008 first quarter.

As of February 28, 2009, included in Griffin’s accrued liabilities is a dividend payable of $508 reflecting a dividend on Griffin’s common stock declared prior to the end of the 2009 first quarter, that was paid subsequent to the end of Griffin’s 2009 first quarter.  As of November 29, 2008, Griffin’s accrued liabilities included $507 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2008 and paid in the 2009 first quarter.

Interest payments, net of capitalized interest, were $809 and $829, respectively in the 2009 first quarter and 2008 first quarter, respectively.

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	February 28, 2009	November 29, 2009
Land		$715	$715
Land improvements	10 to 20 years	5,650	5,650
Buildings and improvements	10 to 40 years	3,060	3,060
Machinery and equipment	3 to 20 years	17,494	17,529
		26,919	26,954
Accumulated depreciation		(20,736)	(20,517)
		$6,183	$6,437

Griffin did not incur any new capital lease obligations in the 2009 first quarter.  Griffin incurred new capital lease obligations of $26 in the 2008 first quarter.

Income Taxes

Griffin’s effective income tax rate was 35.5% in the 2009 first quarter as compared to 38.2% in the 2008 first quarter.  The effective tax rate used in the 2009 first quarter is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

A decrease to deferred income tax liabilities of $736 in the 2009 first quarter relates to the mark to market adjustment on Griffin’s investment in Centaur Media and to the value of a derivative that was entered into in the 2009 first quarter.  The decrease in deferred taxes in the 2008 first quarter relates to the mark to market adjustment related to Centaur Media.  These decreases to deferred income tax liabilities are included as credits in Griffin’s other comprehensive loss for the 2009 and 2008 first quarters.

Postretirement Benefits

Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Griffin’s postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets.  Griffin’s contributions to its postretirement benefits program in the 2009 first quarter and 2008 first quarter were $1 and $2, respectively, with an expected contribution of $16 for the fiscal 2009 full year.  The components of Griffin's postretirement benefits expense are immaterial for all periods presented.

10.           Commitments and Contingencies

As of February 28, 2009, Griffin had committed purchase obligations of $11.8 million, principally for Griffin Land’s construction of the shell of a new industrial building in Tradeport and for the purchase of plants and raw materials by Imperial.

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

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended November 29, 2008 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen weeks ended February 28, 2009 are consistent with those used by Griffin to prepare its fiscal 2008 financial statements.

Summary

Griffin incurred a net loss of $1.8 million for the thirteen weeks ended February 28, 2009 (the “2009 first quarter”) as compared to a net loss of $1.6 million for the thirteen weeks ended March 1, 2008 (the “2008 first quarter”).  The higher net loss principally reflects lower investment income in the 2009 first quarter partially offset by a slightly lower consolidated operating loss in the 2009 first quarter.  Imperial incurred a smaller operating loss in the 2009 first quarter as compared to the 2008 first quarter, and Griffin Land’s overall operating results were essentially break-even in the 2009 first quarter as compared to a small operating loss in the 2008 first quarter.  Imperial historically incurs an operating loss in the first quarter due to the highly seasonal nature of its landscape nursery business.  Griffin’s general corporate expense was slightly higher in the 2009 first quarter as compared to the 2008 first quarter, principally reflecting the timing of expenses.

Results of Operations

Thirteen Weeks Ended February 28, 2009 Compared to the Thirteen Weeks Ended March 1, 2008

Griffin’s consolidated total revenue increased to $4.6 million in the 2009 first quarter from $4.5 million in the 2008 first quarter.  The net increase reflects a $0.1 million increase in revenue at Griffin Land.  Net sales and other revenue at Imperial, which are minimal in the first quarter due to the seasonality of its landscape nursery business, were substantially unchanged.

The increase in Griffin Land’s total revenue principally reflects an increase of $0.5 million in rental revenue, due principally to revenue from leases that started after the 2008 first quarter and therefore are included in 2009 first quarter rental revenue, partially offset by a reduction of $0.4 million in property sale revenue.  A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of February 28, 2009	2,116,000	1,684,000	80%
As of November 29, 2008	2,116,000	1,684,000	80%
As of March 1, 2008	2,016,000	1,331,000	66%

Griffin Land’s square footage leased at the end of the 2009 first quarter was unchanged from the square footage leased at year end 2008.  The increase in square footage leased at the end of the 2009 first quarter as compared to the end of the 2008 first quarter principally reflects the leasing, during 2008, of Griffin Land’s approximate 308,000 square foot warehouse in Manchester, Connecticut that had been vacant, and the leasing of approximately 58,000 square feet in a new 100,000 square foot building built during 2008 in New England Tradeport (“Tradeport”), Griffin Land’s industrial park in Windsor and East Granby, Connecticut.  The tenant in that new building previously leased approximately 22,000 square feet in another of Griffin Land’s Tradeport industrial buildings.  The previously leased space remains vacant.

Market activity for industrial and office space continued to be soft in the 2009 first quarter, reflecting the weak economy.  Griffin Land did not enter into any new leases for its existing properties during the 2009 first quarter.  However, during the 2009 first quarter, Griffin Land entered into a ten-year lease with a private company for approximately 257,000 square feet in an approximate 304,000 square foot industrial building that will be built in Tradeport by Griffin Land and is expected to be completed in the 2009 third quarter.  Under certain conditions, but no later than the beginning of the sixth year of the lease, the tenant is required to lease the entire building.  The lease also contains provisions for the expansion of the building up to approximately 450,000 square feet.  Griffin Land also expects to enter into a ten-year lease for the entire approximately 40,000 square feet in a single story office building in Griffin Center South that has been vacant.  Tenant occupancy of this building is also expected to start in the third quarter this year.

Griffin Land had no property sales revenue in the 2009 first quarter.  Property sales revenue in the 2008 first quarter was for the recognition of a portion of the previously deferred revenue on a 2006 land sale that was accounted for under the percentage of completion method.  Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial were essentially unchanged in the 2009 first quarter as compared to the 2008 first quarter.  Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring.  First quarter sales at Imperial are not significant because sales in the winter months that comprise the first quarter (December through February) have accounted for less than 3% of Imperial’s full year net sales in each of the past three years.

Griffin incurred a consolidated operating loss, including general corporate expense, of $2.1 million in the 2009 first quarter which was slightly lower than the consolidated operating loss incurred in the 2008 first quarter.  Imperial’s operating loss in the 2009 first quarter was lower than its 2008 first quarter operating loss, whereas Griffin Land’s operating results were essentially break-even in the 2009 first quarter as compared to a small operating loss in the 2008 first quarter.  Griffin’s general corporate expense was $0.1 million higher in the 2009 first quarter than the 2008 first quarter, principally reflecting the timing of expenses.

 Operating results at Griffin Land in the 2009 and 2008 first quarters were as follows:

	2009	2008
	First Qtr.	First Qtr.
	(amounts in thousands)
Rental revenue	$4,184	$3,636
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(2,117)	(2,153)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	2,067	1,483
Revenue from property sales	-	421
Costs related to property sales	-	(91)
Gain from property sales	-	330
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	2,067	1,813
General and administrative expenses excluding depreciation
and amortization expense (a)	(692)	(645)
Profit before depreciation and amortization expense	1,375	1,168
Depreciation and amortization expense related to costs of
rental revenue	(1,361)	(1,227)
Depreciation and amortization expense - other	(8)	(9)
Operating profit (loss)	$6	$(68)

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United State of America.  They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.  The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statement of operations.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.6 million in the 2009 first quarter as compared to the 2008 first quarter, principally reflecting the increase in rental revenue.  Costs related to rental revenue excluding depreciation and amortization expense were essentially unchanged.  An increase in building operating expenses of approximately $0.1 million due to the new building that came on line in the 2008 third quarter was offset by a net decrease of approximately $0.1 million in operating expenses in all other buildings.

There were no property sales in the 2009 first quarter.  The gain from property sales in the 2008 first quarter reflected the recognition of previously deferred revenue and profit from the land sale to Walgreen that closed in fiscal 2006.  The land sale to Walgreen was accounted for under the percentage of completion method, whereby a portion of the revenue and gain on sales was initially deferred and recognized as required road improvements were made.  The required road improvements were completed as of November 29, 2008, therefore, all of the revenue and gain on that transaction have been recognized.

Griffin Land’s general and administrative expenses were slightly higher in the 2009 first quarter as compared to the 2008 first quarter due principally to higher payroll expense.  Depreciation and amortization expense at Griffin Land increased from $1.2 million in the 2008 first quarter to $1.4 million in the 2009 first quarter.  The increase reflects depreciation expense of approximately $0.1 million for the Tradeport industrial building completed and placed in service in the 2008 third quarter and an increase of $0.1 million of amortization expense principally reflecting the acceleration of the amortization of a tenant relationship intangible asset related to a tenant in one of Griffin Land’s multi-story office buildings that were acquired several years ago.  The lease with that tenant will expire in 2009 and will not be renewed.

Imperial’s operating results in the 2009 and 2008 first quarters were as follows:

	2009	2008
	First Qtr.	First Qtr.
	(amounts in thousands)
Net sales and other revenue	$449	$424
Cost of goods sold	419	438
Gross profit (loss)	30	(14)
Selling, general and administrative expenses	(880)	(957)
Operating loss	$(850)	$(971)

Due to the seasonality of the landscape nursery business, Imperial historically incurs a first quarter operating loss.  As previously noted, Imperial’s first quarter net sales are not significant to its total net sales for the year.  Selling, general and administrative expenses were lower in the 2009 first quarter as compared to the 2008 first quarter due principally to lower headcount of sales personnel, reflecting the elimination of Imperial’s two most southern sales territories last year in connection with the shutdown of the Florida farm.

As previously reported, Imperial will shut down its Quincy, Florida growing operations by the end of fiscal 2009.  Imperial expects to continue to operate its farm in Granby, Connecticut.  The shutdown of Imperial’s Florida farm reflects the difficulties that facility has encountered in delivering product to most of Imperial’s major markets, which are located in the mid-Atlantic area and northeastern United States.  Imperial recorded charges totaling $8.9 million in fiscal 2008 related to the shutdown of Florida, principally relating to the writedown of Florida inventories that, as a result of the shutdown, will be sold below their carrying values.  Although management used its best judgment in estimating the amount of the required inventory reserves, actual amounts may differ from the amounts estimated based on several factors, including market conditions.  Although the effect of differences between estimated and actual amounts will be reflected in 2009 results, there were no changes to the amounts estimated in fiscal 2008 reflected in Imperial’s 2009 first quarter operating results.

Imperial’s fiscal 2009 operating results are expected to be negatively impacted by the weak economy and poor housing market.  Selling prices in fiscal 2009 are expected to be generally lower than recent years as Imperial discounts product more heavily than normal to sell inventory before it becomes unsaleable and to liquidate remaining inventory at its Florida farm.  In addition, Imperial expects increased competition from other growers also seeking to liquidate inventories of product not sold in 2008 as expected.

Griffin’s general corporate expense was $1.2 million in the 2009 first quarter as compared to $1.1 million in the 2008 first quarter.  The increase in general corporate expense principally reflects the timing of expenses.

Griffin’s consolidated interest expense was slightly lower in the 2009 first quarter as compared to the 2008 first quarter, principally reflecting lower interest as a result of the normal reduction of mortgage principal as payments are made on Griffin’s nonrecourse mortgages.  Griffin’s average outstanding debt was $48.4 million in the 2009 first quarter as compared to $49.6 million in the 2008 first quarter.

Griffin’s investment income decreased from $0.4 million in the 2008 first quarter to less than $0.1 million in the 2009 first quarter.  The decrease in investment income in the 2009 first quarter principally reflects Griffin having an average balance of short-term investments of $8.1 million in the 2009 first quarter as compared to an average of $25.3 million of short-term investments in the 2008 first quarter.  The reduction in short-term investments principally reflects the liquidation of a portion of these investments and use of the proceeds over the last nine months of fiscal 2008 and the 2009 first quarter to invest in additions to Griffin Land’s real estate assets and supplement cash generated from Griffin’s operations.

As of the end of the 2009 first quarter, Griffin’s carrying value of its investment in Centaur Media is below its cost basis.  Griffin believes that the decrease in the market value of its Centaur common stock is attributed to the overall weak economic climate.  Griffin believes that the gross unrealized loss on its investment in Centaur Media common stock is temporary in nature and Griffin has the intent and the ability to hold its Centaur Media common stock until it has recovered its cost basis.  Griffin believes it has sufficient liquidity to meet its operating cash needs without the sale of its Centaur Media common stock.

Griffin’s effective income tax rate was 35.5 % in the 2009 first quarter as compared to 38.2% in the 2008 first quarter.  The effective tax rate reflects a 34% federal tax rate with the balance attributed to state taxes.  The effective tax rate used in the 2009 first quarter is based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash used in operating activities was $1.1 million in the 2009 first quarter as compared to $3.2 million in the 2008 first quarter.  Net cash used in operating activities in the 2009 first quarter includes $2.0 million of cash generated from a reduction of short-term investments as compared to $1.5 million of cash generated from a reduction of short-term investments in the 2008 first quarter.  Excluding the reduction of short-term investments in each period, Griffin had net cash used in operating activities of $3.2 million in the 2009 first quarter as compared to $4.7 million in the 2008 first quarter.  The lower usage of cash in the 2009 first quarter as compared to the 2008 first quarter principally reflects a smaller build up of inventory at Imperial, principally reflecting the effect of the planned shutdown of Imperial’s Florida farm by the end of this year.

In the 2009 first quarter, Griffin had net cash of $2.0 million used in investing activities as compared to net cash of $1.6 million used in investing activities in the 2008 first quarter.  The net cash used in investing activities in the 2009 first quarter principally reflects additions to Griffin Land’s real estate assets, mainly for site work for the construction of a new approximate 304,000 square foot warehouse facility in Tradeport.  This facility is being built as a result of Griffin Land entering into a ten-year lease with a private company for this new building (see above).  Cost of the site work on this project will be higher than it has been for other of Griffin Land’s buildings because of the soil conditions.  Construction of this new facility is expected to be completed in the 2009 third quarter.  Additions to property and equipment were minimal in the 2009 first quarter as compared to $0.2 million in the 2008 first quarter, principally to replace equipment used in Imperial’s farming operations.

Net cash used in financing activities was $1.2 million in the 2009 first quarter as compared to $0.8 million in the 2008 first quarter.  The net cash used in financing activities in the 2009 first quarter includes a $0.5 million dividend payment on Griffin’s common stock, $0.5 million of debt issuance costs in connection with two new borrowing agreements completed in the 2009 first quarter (see below), and $0.3 million for payments of principal on Griffin Land’s nonrecourse mortgages and capital lease obligations.  Partially offsetting these items was $0.1 million of cash received from the exercise of stock options.

In fiscal 2007, Griffin’s Board of Directors authorized a program to repurchase, from time to time, outstanding shares of Griffin common stock.  The program to repurchase did not obligate Griffin to repurchase any specific number of shares. The program expired on December 31, 2008 and was not extended.  Griffin did not repurchase any common stock in the 2009 first quarter.

In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of the new 304,000 square foot warehouse facility in Tradeport, expenditures to build out interiors of its buildings as leases are completed and infrastructure improvements required for future development of its real estate holdings.

On February 6, 2009, Griffin entered into a $12 million Construction to Permanent Loan with Berkshire Bank (the “Berkshire Bank Loan”), which will provide a significant portion of the financing for construction of the approximate 304,000 square foot warehouse facility in Tradeport.  Prior to the closing of the Berkshire Bank Loan, Griffin Land entered into a ten-year lease with a private company for approximately 257,000 square feet of the new 304,000 square foot facility to be built in 2009 by Griffin Land.  During the first year, the Berkshire Bank Loan will function as a construction loan, with Griffin Land drawing funds as construction on the new warehouse proceeds.  The interest rate during the first year of the Berkshire Bank Loan is the greater of 2.75% above the thirty day LIBOR rate or 4%.  Payments during this period are for interest only.  One year after the closing date of the Berkshire Bank Loan, it converts to a nine-year nonrecourse mortgage collateralized by the new warehouse facility.  At the time Griffin closed on the Berkshire Bank Loan, Griffin also entered into a swap agreement with the bank for a notional principal amount of $12 million at inception to fix the interest rate for the final nine years of the loan at 6.35%.  Payments during those nine years will be for principal and interest and will be based on a twenty-five year amortization period.  Griffin is accounting for the interest rate swap agreement as an effective cash flow hedge (see Notes 7, 8 and 9 to the consolidted financial statements in Item 1).

On February 27, 2009, Griffin entered into a $10 million Revolving Line of Credit with Doral Bank (the “Credit Line”) that has a term of two years, but may be extended for an additional year by Griffin.  The Credit Line is collateralized by several of Griffin Land’s buildings in Griffin Center and

Griffin Center South.  The interest rate on the Credit Line is the greater of the prime rate plus 1.5% or 6.88%.  Griffin intends to use this facility for seasonal working capital needs, to supplement cash flow from operations and other corporate purposes.  There were no amounts outstanding under the Credit Line as of February 28, 2009.  Subsequent to the end of the 2009 first quarter, Griffin borrowed $7.5 million under the Credit Line and used the proceeds to prepay its 8.54% nonrecourse mortgage that was due on July 1, 2009.  The mortgage had a balance of $7.4 million due when it was repaid.

On April 2, 2009, Griffin received a commitment from a bank for a mortgage on three of the buildings that collateralized the mortgage that was just repaid and another building that was not previously mortgaged.  The proposed mortgage financing would be for a maximum of $10.5 million, with $8.5 million of proceeds received at closing and the balance to be received if currently vacant space in the buildings is leased within three years of the loan closing.  The mortgage would be nonrecourse, but Griffin will be required to master lease the buildings until overall occupancy and operating results of the collateral properties increase to certain levels, as defined.  Interest on the mortgage will be at a floating rate, but Griffin would be required to enter into a swap agreement to fix the interest rate over the life of the loan.  Closing on this mortgage is subject to several contingencies, including completion of a definitive loan agreement with the bank.  There is no assurance that this mortgage loan will be completed under its current terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of February 28, 2009 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$63.1	$11.4	$7.4	$13.2	$31.1
Capital Lease Obligations	0.2	0.1	0.1	-	-
Operating Lease Obligations	1.0	0.2	0.5	0.3	-
Purchase Obligations (1)	11.8	11.8	-	-	-
Other (2)	1.6	-	-	-	1.6
	$77.7	$23.5	$8.0	$13.5	$32.7

(1)	Includes obligations for the construction of the shell of a new industrial building by Griffin Land and for the purchase of plants and raw materials by Imperial.
(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of February 28, 2009, Griffin had cash and short-term investments of approximately $7.0 million.  Management believes that the additional financing provided by the Credit Line may be required to supplement Griffin’s cash and short-term investments to meet its seasonal working capital requirements, the continued investment in Griffin’s real estate assets and the payment of quarterly dividends on its common stock.  As described above, Griffin recently received a commitment from a bank for a mortgage on certain Tradeport properties.  Should the proposed mortgage financing not be completed, management believes that the capacity under the Credit Line and the Berkshire Bank Loan would be sufficient to meet Griffin’s operating cash needs and fund construction of the approximately 304,000 square foot facility being built by Griffin Land in Tradeport in 2009.

 Griffin may also continue to seek nonrecourse mortgage placements on other of its properties.  Griffin also anticipates seeking to purchase either or both land and buildings.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the 2009 first quarter for Griffin.  The application of SFAS No. 157 to Griffin’s nonfinancial assets and nonfinancial liabilities did not impact Griffin’s 2009 first quarter consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”). This new pronouncement did not require any changes in the accounting for derivative instruments, but is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  The adoption of the enhanced disclosures as required under SFAS No. 161 are included in Griffin’s financial statements for the 2009 first quarter.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other principles of generally accepted accounting principles.  FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date.  Griffin is required to adopt FSP 142-3 in fiscal 2010 and is currently evaluating the effect of this new pronouncement on its consolidated financial statements.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the timing of the shutdown of Imperial’s Florida farm, the sale of the remaining Florida inventories in 2009, leasing of currently vacant space, construction of additional facilities in the real estate business, approval of proposed residential subdivisions, completing the proposed mortgage financing on certain of Griffin Land’s Tradeport properties  and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  Griffin’s mortgage interest rates are described in Note 7 to the unaudited consolidated financial statements included in Item 1.  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  During the 2009 first quarter, Griffin entered into two loan facilities that have variable interest rates, although there were no amounts outstanding under either of these facilities as of February 28, 2009.  Griffin also entered into a swap agreement that effectively converts the variable rate interest on its new $12 million construction to permanent loan to a fixed rate during the final nine years of that ten-year loan.

Griffin is potentially exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin’s cash equivalents.  These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.  Griffin’s short-term investments generally consist of debt instruments with maturities ranging from two to ten months, with a weighted average maturity of approximately seven months as of February 28, 2009.  These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

Griffin does not have foreign currency exposure related to its operations.  Griffin does have an investment in a public company, Centaur Media, plc, based in the United Kingdom.  The amount to be realized from the ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

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

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 29, 2008.

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

10.36 *	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Land & Nurseries, Inc., and Berkshire Bank

10.37 *	$12,000,000 Construction Note dated February 6, 2009

10.38 *	Revolving Line of Credit Loan Agreement dated February 27, 2009 between Griffin Land & Nurseries, Inc. and Doral Bank, FSB

10.39 *	$10,000,000 Promissory Note (Revolving Line of Credit) dated February 27, 2009

16.1	Letter from PricewaterhouseCoopers LLP dated March 26, 2008 (incorporated by reference to Form 8-K dated March 25, 2008, filed March 27, 2008)

21	Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

BY: /s/ FREDERICK M. DANZIGER
Date: April 9, 2009	Frederick M. Danziger
President and Chief Executive Officer

BY: /s/ ANTHONY J. GALICI
Date: April 9, 2009	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer