Form 10-Q
period 2009-05-30
GRIFFIN LAND & NURSERIES INC
filed 2009-07-09
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Number of shares of Common Stock outstanding at June 30, 2009: 5,082,436

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 and 26 Weeks Ended May 30, 2009 and May 31, 2008	3

		Consolidated Balance Sheets (unaudited)
		May 30, 2009 and November 29, 2008	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		26 Weeks Ended May 30, 2009 and May 31, 2008	5

		Consolidated Statements of Cash Flows (unaudited)
		26 Weeks Ended May 30, 2009 and May 31, 2008	6

		Notes to Consolidated Financial Statements (unaudited)	7-22

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	23-35

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	35

	ITEM 4	Controls and Procedures	36

PART II -		OTHER INFORMATION

	ITEM 1	Not Applicable

	ITEM 1A	Risk Factors	37

	ITEMS 2-3	Not Applicable

	ITEM 4	Submission of Matters to Vote of Security Holders	37

	ITEM 5	Not Applicable

	ITEM 6	Exhibits	38-40

		SIGNATURES	41

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Landscape nursery net sales	$15,568	$17,053	$16,017	$17,477
Rental revenue and property sales	4,140	4,011	8,324	8,068
Total revenue	19,708	21,064	24,341	25,545

Costs of landscape nursery sales	14,295	14,481	14,714	14,919
Costs related to rental revenue and property sales	2,851	2,830	6,329	6,301
Total costs of goods sold and costs related to rental revenue and property sales	17,146	17,311	21,043	21,220

Gross profit	2,562	3,753	3,298	4,325

Selling, general and administrative expenses	3,329	3,712	6,129	6,421
Operating (loss) profit	(767)	41	(2,831)	(2,096)
Interest expense	(818)	(812)	(1,626)	(1,661)
Investment income	77	186	124	569
Loss before income tax benefit	(1,508)	(585)	(4,333)	(3,188)
Income tax benefit	535	208	1,538	1,202
Net loss	$(973)	$(377)	$(2,795)	$(1,986)

Basic net loss per common share	$(0.19)	$(0.07)	$(0.55)	$(0.39)

Diluted net loss per common share	$(0.19)	$(0.07)	$(0.55)	$(0.39)

See Notes to Consolidated Financial Statements.

Griffin  Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	May 30, 2009	November 29, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,074	$4,773
Short-term investments, net	453	8,624
Accounts receivable, less allowance for doubtful accounts and returns and allowances of $456 and $148	10,710	2,071
Inventories, net	20,309	24,347
Deferred income taxes	3,447	3,447
Other current assets	3,702	5,537
Total current assets	41,695	48,799
Real estate held for sale or lease, net	123,684	113,948
Property and equipment, net	5,943	6,437
Investment in Centaur Media plc	2,990	3,374
Deferred income taxes	396	-
Other assets	10,004	9,117
Total assets	$184,712	$181,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,211	$8,661
Accounts payable and accrued liabilities	9,955	5,240
Deferred revenue	794	1,175
Total current liabilities	11,960	15,076
Long-term debt	51,022	39,855
Deferred income taxes	-	1,257
Other noncurrent liabilities	4,280	4,327
Total liabilities	67,262	60,515

Commitments and contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,465,429 and 5,455,382 shares issued,
respectively, and 5,078,463 and 5,068,416 shares outstanding, respectively	55	55
Additional paid-in capital	104,310	103,997
Retained earnings	26,077	29,888
Accumulated other comprehensive income, net of tax	434	646
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)
Total stockholders' equity	117,450	121,160
Total liabilities and stockholders' equity	$184,712	$181,675

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Twenty-Six Weeks Ended May 30, 2009 and May 31, 2008
(dollars in thousands)
(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Loss
Balance at December 1, 2007	5,321,232	$53	$101,703	$40,199	$5,002	$(8,054)	$138,903

Exercise of stock options,
including tax benefit of $53,
and shares tendered related to
stock options exercised	8,477	-	186	-	-	(136)	50

Stock-based compensation
expense	-	-	100	-	-	-	100

Repurchase of common stock	-	-	-	-	-	(2,337)	(2,337)

Dividends declared, $0.20 per
share	-	-	-	(1,013)	-	-	(1,013)

Net loss	-	-	-	(1,986)	-	-	(1,986)	$(1,986)

Other comprehensive loss,
from Centaur Media plc,
net of tax	-	-	-	-	(1,942)	-	(1,942)	(1,942)

Balance at May 31, 2008	5,329,709	$53	$101,989	$37,200	$3,060	$(10,527)	$131,775	$(3,928)

Balance at November 29, 2008	5,455,382	$55	$103,997	$29,888	$646	$(13,426)	$121,160

Exercise of stock options	10,047	-	132	-	-	-	132

Stock-based compensation
expense	-	-	181	-	-	-	181

Dividends declared, $0.20 per
share	-	-	-	(1,016)	-	-	(1,016)

Net loss	-	-	-	(2,795)	-	-	(2,795)	$(2,795)

Other comprehensive income,
from cash flow hedging
transaction, net of tax	-	-	-	-	37	-	37	37

Other comprehensive loss,
from Centaur Media plc,
net of tax	-	-	-	-	(249)	-	(249)	(249)

Balance at May 30, 2009	5,465,429	$55	$104,310	$26,077	$434	$(13,426)	$117,450	$(3,007)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 26 Weeks Ended,
	May 30, 2009	May 31, 2008
Operating activities:
Net loss	$(2,795)	$(1,986)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	3,233	3,147
Deferred income tax benefit	(1,538)	(139)
Provision for inventory losses	704	200
Stock-based compensation expense	181	100
Amortization of debt issuance costs	84	50
Change in unrealized gains on trading securities	78	47
Provision for bad debts	48	25
Equity income from equity investment	(7)	(6)
Gain on sales of properties	-	(647)
Payment of employee withholding taxes on stock options exercised	-	(37)
Changes in assets and liabilities:
Short-term investments	8,093	9,284
Accounts receivable	(8,687)	(9,347)
Inventories	3,334	466
Other current assets	1,835	734
Accounts payable and accrued liabilities	713	1,276
Deferred revenue	(597)	(556)
Other noncurrent assets and noncurrent liabilities, net	(518)	(586)
Net cash provided by operating activities	4,161	2,025

Investing activities:
Additions to real estate held for sale or lease	(8,105)	(4,732)
Additions to property and equipment	(28)	(320)
Net cash used in investing activities	(8,133)	(5,052)

Financing activities:
Proceeds from borrowings	11,785	-
Payments of debt	(8,068)	(625)
Dividends paid to stockholders	(1,016)	(1,018)
Debt issuance costs	(560)	-
Exercise of stock options	132	34
Repurchase of common stock	-	(2,337)
Tax benefit of stock options exercised	-	53
Net cash provided by (used in) financing activities	2,273	(3,893)
Net decrease in cash and cash equivalents	(1,699)	(6,920)
Cash and cash equivalents at beginning of period	4,773	11,120
Cash and cash equivalents at end of period	$3,074	$4,200

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

In the 2009 first quarter, Griffin entered into an interest rate swap to hedge an interest rate exposure.  Griffin does not use derivatives for speculative purposes.  Griffin applied SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The change in the fair value of the interest rate swap is assessed in accordance with SFAS 133 and reflected in the carrying value of the interest rate swap on the consolidated balance sheet.  The estimated fair value is based primarily on projected future swap rates.

Griffin applies cash flow hedge accounting to its interest rate swap that is designated as a hedge of the variability of future cash flows from a floating rate liability based on the benchmark interest rate.  The change in fair value of Griffin’s interest rate swap is recorded as a component of accumulated other comprehensive income in stockholders’ equity, to the extent it is effective.  Any ineffective portion of the change in fair value of this instrument would be recorded to interest expense.

The results of operations for the thirteen weeks ended May 30, 2009 (the “2009 second quarter”) and the twenty-six weeks ended May 30, 2009 (the “2009 six month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended May 31, 2008 is referred to herein as the “2008 second quarter” and the twenty-six weeks ended May 31, 2008 is referred to herein as the “2008 six month period.”

            Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the 2009 first quarter for Griffin. The application of SFAS No. 157 to Griffin’s nonfinancial assets and nonfinancial liabilities did not impact Griffin’s 2009 six month period consolidated financial statements (see Note 9).

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”). This new pronouncement did not require any changes in the accounting for derivative instruments, but is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  The enhanced disclosures as required under SFAS No. 161 are included in Griffin’s financial statements for the 2009 six month period.

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

In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”).  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this FSP, fair value for these assets and liabilities was only disclosed annually.  FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  Griffin is required to adopt FSP 107-1 and APB 28-1 in the third quarter of fiscal 2009.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  Griffin is currently evaluating the effect of the new disclosure requirements of these pronouncements on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”).  This FSP provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity for interim and annual financial statements.  It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities.  Griffin is required to adopt FSP 115-2 and FSP 124-2 in the third quarter of fiscal 2009.  As of May 30, 2009 Griffin did not hold any debt securities classified as available-for-sale securities.  Griffin is currently evaluating the effect of the new disclosure requirements of these pronouncements on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity.  Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.  Griffin is required to adopt FSP 157-4 in the third quarter of fiscal 2009.  Griffin is currently evaluating the effect of this new pronouncement on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  This new pronouncement establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  SFAS No. 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS No. 165.  SFAS No. 165 is effective for Griffin in the third quarter of fiscal 2009.

2.      Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Total revenue:
Landscape nursery net sales	$15,568	$17,053	$16,017	$17,477
Rental revenue and property sales	4,140	4,011	8,324	8,068
	$19,708	$21,064	$24,341	$25,545
Operating (loss) profit:
Landscape nursery	$(198)	$817	$(1,048)	$(154)
Real estate	572	454	578	386
Industry segment totals	374	1,271	(470)	232
General corporate expense	(1,141)	(1,230)	(2,361)	(2,328)
Operating (loss) profit	(767)	41	(2,831)	(2,096)
Interest expense	(818)	(812)	(1,626)	(1,661)
Investment income	77	186	124	569
Loss before income tax benefit	$(1,508)	$(585)	$(4,333)	$(3,188)

Identifiable assets:	May 30, 2009	November 29, 2008
Landscape nursery	$37,310	$32,984
Real estate	135,038	125,611
Industry segment totals	172,348	158,595
General corporate	12,364	23,080
Total assets	$184,712	$181,675

The real estate segment had no revenue from property sales in the 2009 six month period.  Revenue of the real estate segment in the 2008 second quarter and 2008 six month period includes property sales revenue of $405 and $826, respectively.

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

As a result of the decision to shut down Imperial’s Florida farm, Griffin recorded a total charge of $8.9 million in the fiscal 2008 fourth quarter, comprised of $7.2 million included in costs of landscape nursery sales for Florida inventories that were expected to be sold below their carrying values at the time of sale and a restructuring charge of $1.7 million that included: (i) $1.1 million to write down fixed assets that will no longer be used; and (ii) $0.6 million for severance payments.  In the 2009 six month period, $3.9 million was charged against the reserve for inventory primarily reflecting the sale of inventory below its carrying costs.  A total of approximately 70 employees were affected by the shutdown of the Florida farm.  During the 2009 six month period, one employee was terminated as a result of the shutdown of the Florida farm, bringing the total number of employees terminated as a result of the shutdown of the Florida farm to 15 as of May 30, 2009.  The liquidation of the Florida inventory, payment of the balance of severance and the shutdown of the Florida farm are expected to take place during the balance of fiscal 2009.  Changes in the inventory reserve related to the shutdown of the Florida farm during the 2009 six month period were as follows:

Balance at beginning of period	$7,311
Reductions to the reserve due to the sale of inventories below their carrying costs	(3,347)
Reductions to the reserve related to costs of disposal of inventories	(595)
Balance at end of period	$3,369

    Included in the reserve for inventory are the excess of the carrying value of the inventory over the estimated sales proceeds, costs to maintain the inventory prior to sale and estimated disposal costs.  During the 2009 six month period, there were no revisions made to the original estimates used in determining the amount of the charge for inventories that are being sold below cost included in cost of landscape nursery sales and the restructuring charge recorded as of November 29, 2009.  Although management used its best judgment in estimating the amount of the required inventory reserve, the actual amount may differ from the amount estimated based on several factors, including market conditions.

4.  Inventories

Inventories consist of:

	May 30, 2009	November 29, 2008

Nursery stock	$22,751	$30,051
Materials and supplies	1,935	2,017
	24,686	32,068
Reserves	(4,377)	(7,721)
	$20,309	$24,347

5.   Real Estate Assets

Real estate held for sale or lease consists of:

		May 30, 2009
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$7,770	$9,404
Land improvements	10 to 30 years	691	7,770	8,461
Buildings and improvements	10 to 40 years	-	103,684	103,684
Tenant improvements	Shorter of useful life or terms of related lease	-	10,912	10,912
Development costs		6,403	17,079	23,482
		8,728	147,215	155,943
Accumulated depreciation		-	(32,259)	(32,259)
		$8,728	$114,956	$123,684

		November 29, 2008
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$7,770	$9,404
Land improvements	10 to 30 years	691	7,729	8,420
Buildings and improvements	10 to 40 years	-	103,651	103,651
Tenant improvements	Shorter of useful life or terms of related lease	-	11,464	11,464
Development costs		6,151	5,314	11,465
		8,476	135,928	144,404
Accumulated depreciation		-	(30,456)	(30,456)
		$8,476	$105,472	$113,948

Griffin capitalized interest of $61 and $81 in the 2009 second quarter and six month period, respectively, and $38 and $41 in the 2008 second quarter and six month period, respectively.  Total depreciation expense related to real estate held for sale or lease was $1,184 and $2,371 in the 2009 second quarter and six month period, respectively, and $1,123 and $2,211 in the 2008 second quarter and six month period, respectively.

6.   Investments

Short-Term Investments

Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”   Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet dates, and net realized and unrealized gains and losses on those investments are included in Griffin’s pretax loss.  The composition of short-term investments at May 30, 2009 and November 29, 2008 is as follows:

	May 30, 2009		November 29, 2008
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$454	$453	$8,433	$8,510
Certificates of deposit	-	-	114	114
Total short-term investments	$454	$453	$8,547	$8,624

      Investment income in the 2009 and 2008 second quarters and 2009 and 2008 six month periods consists of:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008

Interest and dividend income	$64	$153	$87	$190
Net realized gains on the sales of short-term investments	22	219	108	420
Change in unrealized gains on short-term investments	(16)	(192)	(78)	(47)
Other investment income	7	6	7	6
	$77	$186	$124	$569

Centaur Media plc

Griffin’s investment in the common stock of Centaur Media plc (“Centaur Media”) is accounted for as an available-for-sale security under SFAS No. 115.  Accordingly, changes in the value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate are included, net of income taxes, in Accumulated Other Comprehensive Income (see Note 8).

As of May 30, 2009, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $313 and $2,990, respectively.  As of November 29, 2008, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $697 and $3,374, respectively.

7.      Long-Term Debt

Long-term debt includes:

	May 30, 2009	November 29, 2008
Nonrecourse mortgages:
8.54%, due July 1, 2009 (prepaid April 1, 2009)	$-	$7,482
6.08%, due January 1, 2013	7,526	7,634
6.30%, due May 1, 2014	867	939
5.73%, due July 1, 2015	20,260	20,418
8.13%, due April 1, 2016	4,939	5,060
7.0%, due October 1, 2017	6,727	6,816
Total nonrecourse mortgages	40,319	48,349
Construction to permanent mortgage loan	4,285	-
Revolving line of credit	7,500	-
Capital leases	129	167
Total	52,233	48,516
Less: current portion	(1,211)	(8,661)
Total long-term debt	$51,022	$39,855

On February 6, 2009, Griffin entered into a $12 million construction to permanent loan with Berkshire Bank (the “Berkshire Bank Loan”), which is providing a significant portion of the financing for construction in 2009 of an approximate 304,000 square foot warehouse facility in New England Tradeport (“Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut.  Prior to the closing of the Berkshire Bank Loan, Griffin Land entered into a ten-year lease with Tire Rack Inc. to lease approximately 257,000 square feet of this new facility.  Under certain conditions, but no later than the beginning of the sixth year of the lease, the tenant is required to lease the entire building.  The lease contains provisions for a potential expansion of the building of up to approximately 450,000 square feet.

During the first year, the Berkshire Bank Loan will function as a construction loan, with Griffin Land drawing funds as construction of the new warehouse progresses.  The interest rate during the first year of the Berkshire Bank Loan is the greater of 2.75% above the thirty day LIBOR rate or 4%.  As of May 30, 2009, the one-month LIBOR rate was 0.34%.  Payments during this period are for interest only.  One year after the loan closing date, the Berkshire Bank Loan converts to a nine-year nonrecourse mortgage collateralized by the new warehouse facility.  Payments during those nine years will be for principal and interest and will be based on a twenty-five year amortization period.  As of May 30, 2009, $4.3 million was outstanding under the Berkshire Bank Loan.

At the time Griffin closed the Berkshire Bank Loan, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $12 million at inception to fix the interest rate for the final nine years of the loan at 6.35%.  The swap agreement was entered into on February 6, 2009; however, the settlements under the swap agreement commence on March 1, 2010.  Payments under this swap agreement will continue on the first day of each month until February 1, 2019, which is also the termination date of the Berkshire Bank Loan.  Griffin is accounting for the interest rate swap agreement as an effective cash flow hedge (see Notes 8 and 9).  No ineffectiveness on the cash flow hedge was recognized as of May 30, 2009 and none is anticipated over the term of the agreement.  There were no amounts reclassified from other comprehensive income to interest expense as of May 30, 2009 and $2 is expected to be reclassified in the next twelve months.  Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreement to achieve the fixed rate on the debt.  This interest rate swap agreement contains no credit risk related contingent features.  For the 2009 six month period, the amount of gain recognized on the effective portion of this interest rate swap agreement in other comprehensive income was $0.1 million, before taxes.  As of May 30, 2009, the interest rate swap asset was approximately $0.1 million and is included in other noncurrent assets on Griffin’s consolidated balance sheet.

On February 27, 2009, Griffin entered into a $10 million Revolving Line of Credit with Doral Bank (the “Credit Line”) that has a term of two years, but may be extended for an additional year by Griffin.  The Credit Line is collateralized by several of Griffin Land’s buildings in Griffin Center and Griffin Center South.  The interest rate on the Credit Line is the greater of the prime rate plus 1.5% or 6.88%.  As of May 30, 2009, the prime rate was 3.25%.  Griffin intends to use this facility for seasonal working capital needs, to supplement cash flow from operations and for general corporate purposes.  As of May 30, 2009, $7.5 million was outstanding under the Credit Line.  The borrowings under the Credit Line were used to prepay, on April 1, 2009, Griffin’s 8.54% nonrecourse mortgage that was due on July 1, 2009.  The mortgage had a balance of $7.4 million when it was repaid and there was no prepayment penalty.  Three of the four buildings that were collateral for the mortgage that was repaid will be included in the collateral of a new nonrecourse mortgage (see below).

In the near future, Griffin expects to close on a mortgage for $8.5 million with People’s United Bank (“the People’s Bank Mortgage”) on four of its industrial buildings in Tradeport, three of which were included in the collateral on the mortgage that was repaid on April 1, 2009 (see above).  The People’s Bank Mortgage is nonrecourse, however, a subsidiary of Griffin will enter into a ten-year master lease on 90% of the space in the mortgaged buildings.  The master lease will stay in effect until overall occupancy and operating results of the collateral properties increase to certain levels.  If not terminated earlier, the master lease will expire at the end of the mortgage term.  In addition, the People’s Bank Mortgage may be increased in increments up to an aggregate borrowing of $10.5 million if the leasing of the currently vacant space meets certain criteria.  The People’s Bank Mortgage will have a term of ten years with payments based on a twenty-five year amortization period.  The interest rate under the People’s Bank Mortgage will be at a floating rate, but Griffin expects to enter into a swap agreement to fix the interest rate over the term of the loan.

At the time Griffin closed on the People’s Bank Mortgage, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $8.5 million at inception to fix the interest rate of the loan for the entire term the loan is outstanding.  Payments under this swap agreement will commence at the same time as payments under the loan and will be made at the same time as the remaining loan payments will be made over the ten-year terms of the loan and swap agreement.  This interest rate swap agreement contains no credit risk related contingent features.  Griffin expects to account for this interest rate swap agreement as an effective cash flow hedge.

8.    Stockholder’s Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008

Net loss as reported for computation
of basic and diluted per share results	$(973)	$(377)	$(2,795)	$(1,986)

Weighted average shares outstanding for
computation of basic per share results	5,077,000	5,042,000	5,075,000	5,067,000

Incremental shares from assumed exercise
of Griffin stock options (a)	-	-	-	-

Weighted average shares outstanding for
computation of diluted per share results	5,077,000	5,042,000	5,075,000	5,067,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  The incremental shares from the assumed exercise of stock options in the thirteen and twenty-six weeks ended May 30, 2009 would have been 34,000 and 37,000, respectively.  The incremental shares from the assumed exercise of stock options in the thirteen and twenty-six weeks ended May 31, 2008 would have been 94,000 and 96,000, respectively.

Stock Options

In the 2009 second quarter, the Board of Directors adopted the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”), which replaced the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “1997 Stock Option Plan”).  The 2009 Stock Option Plan was approved by Griffin’s stockholders at Griffin’s 2009 Annual Meeting of Stockholders held on May 12, 2009.  The 2009 Stock Option Plan makes available options to purchase 386,926 shares of Griffin common stock, which includes 161,926 options to purchase the 161,926 shares that were available for issuance under the 1997 Stock Option Plan at the time it was replaced.  The Compensation Committee of the Board of Directors of Griffin administers the 2009 Stock Option Plan. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by the Board of Directors of Griffin. Vesting of all of Griffin's previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.

Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at May 30, 2009 may be exercised as stock appreciation rights.

In the 2009 six month period, 61,749 stock options were granted under the 1997 Stock Option Plan, including 60,000 stock options granted to employees and 1,749 stock options granted to a director upon his initial election to Griffin’s Board of Directors.  In addition, in the 2009 six month period 8,514 stock options were issued to the non-employee directors under the 2009 Stock Option Plan upon their reelection to Griffin’s Board of Directors.  There were 29,704 stock options issued in the 2008 six month period, including 25,000 stock options issued to an employee and 4,704 issued to directors upon their reelection to Griffin’s Board of Directors.

There were 70,263 and 29,704 stock options granted during the 2009 and 2008 six month periods, respectively.  The fair values of the stock options granted during the 2009 six month period were $14.88 for 22,500 options, $14.40 for 22,500 options, $10.54 for 15,000 options, $13.02 for 8,514 options and $15.53 for 1,749 options.  The fair values of the stock options granted during the 2008 six month period were $14.82 for 25,000 options and $14.96 for 4,704 options.

The fair values of all options granted were estimated as of each grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted were as follows:

	For the 26 Weeks Ended,
	May 30, 2009	May 31, 2008

Expected volatility	37.7% to 43.5%	38.6% to 41.1%
Risk free interest rate	1.6% to 2.7%	3.5%
Expected option term	5 to 8.5 years	7 to 8 years
Annual dividend yield	$0.40	$0.40

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 26 Weeks Ended,
	May 30, 2009		May 31, 2008
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	89,368	$15.56	218,378	$14.13
Exercised	(10,047)	$13.20	(8,477)	$15.72
Vested	3,156	$38.00	5,140	$31.13
Granted and vested	1,749	$34.30	-	-
Outstanding at end of period	84,226	$17.07	215,041	$14.48

Range of Exercise Prices for Vested Options	Outstanding at May 30, 2009	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$11.00-$14.00	48,544	$11.95	1.5	$821	$239
$15.00-$18.00	15,322	$16.80	2.3	185	98
$24.00-$39.00	20,360	$29.46	5.1	37	309
	84,226	$17.07	2.5	$1,043	$646

	For the 26 Weeks Ended,
	May 30, 2009		May 31, 2008
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	40,684	$33.66	18,348	$32.62
Granted	68,514	$32.46	29,704	$34.03
Vested	(3,156)	$38.00	(5,140)	$31.13
Nonvested at end of period	106,042	$32.76	42,912	$33.78

Range of Exercise Prices for Nonvested Options	Outstanding at May 30, 2009	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$28.00-$31.00	17,514	$29.60	8.5	$6	$257
$33.00-$35.00	88,528	$33.38	9.3	-	1,240
	106,042	$32.76	9.2	$6	$1,497

Number of option holders at May 30, 2009	23

    Compensation expense for stock options recognized in the 2009 second quarter and six month period was $93 and $181, respectively, with related tax benefits of $22 and $48, respectively.  Compensation expense for stock options recognized in the 2008 second quarter and six month period was $53 and $100, respectively, with related tax benefits of $16 and $30, respectively.

    As of May 30, 2009, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2009	$188
Fiscal 2010	$354
Fiscal 2011	$264
Fiscal 2012	$141
Fiscal 2013	$56
Fiscal 2014	$7

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income in the 2009 and 2008 six month periods consist of the following:

	For the 26 Weeks Ended,
	May 30, 2009	May 31, 2008

Balance at beginning of period	$646	$5,002
Decrease in fair value of Centaur Media, net of taxes of ($185)
and ($950), respectively	(343)	(1,763)
Increase in value of cash flow hedge, net of tax of $20	37	-
Increase (decrease) in fair value of Centaur Media, due to exchange
gain (loss), net of taxes of $50 and ($96), respectively	94	(179)
Balance at end of period	$434	$3,060

Accumulated other comprehensive income is comprised of the following:

	May 30, 2009	November 29, 2008
Change in the value of Centaur Media plc	$213	$462
Change in value of cash flow hedge	37	-
Actuarial gain on postretirement benefit plan	184	184
	$434	$646

    Cash Dividend

    In both the 2009 and 2008 six month periods, Griffin declared two cash dividends of $0.10 per common share each.

9.      Supplemental Financial Statement Information

Fair Value of Assets, Liabilities and Interest Rate Hedge

In fiscal 2008, Griffin adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  SFAS No. 157 establishes three levels of inputs that may be used to measure fair value, as follows:

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

The following are Griffin’s financial assets carried at fair value and measured at fair value on a recurring basis as of May 30, 2009:

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Trading securities	$453	$-	$-

Available for sale securities	$2,990	$-	$-

Interest rate swap	$-	$57	$-

Included on Griffin’s consolidated balance sheet as of May 30, 2009 are certain nonfinancial assets and nonfinancial liabilities, related to the shutdown of Imperial’s Florida farm that are measured at fair value on a nonrecurring basis as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Fixed assets	$-	$-	$-

Severance accrual	$-	$-	$(522)

Certain fixed assets of Imperial’s Florida farm were deemed to have no fair value as of November 29, 2008 and were fully impaired at that time.

Deferred Revenue on Land Sale

In fiscal 2006, Griffin sold 130 acres of undeveloped land in Tradeport for cash proceeds of $13.0 million.  As provided under the contract for the sale of that land and under the State Traffic Commission Certificate covering the area in Tradeport located in Windsor, Connecticut, certain improvements to existing roads were required.  The cost of these improvements was the responsibility of Griffin, however, a portion of the costs were reimbursed from the purchaser of the land or performed by the town.  As a result of Griffin’s continuing involvement with the required road improvements, that land sale was accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on the sale were recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required road improvements.  Griffin’s consolidated statement of operations for the 2008 second quarter and six month period included revenue of $0.4 million and $0.8 million, respectively, and pretax gains of $0.3 million and $0.6 million, respectively, from this land sale.  As of November 29, 2008, the required road improvements were completed and all of the costs incurred, therefore, all of the revenue and pretax gain on the sale were recognized as of that date.  Accordingly, there is no revenue or pretax gain related to this transaction in the 2009 six month period.

Supplemental Cash Flow Information

The decreases of $384 and $2,988, respectively, in the 2009 and 2008 six month periods in Griffin’s investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at May 30, 2009 and November 29, 2008 were $4,985 and $983, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease increased by $4,002 and $435 in the 2009 six month period and 2008 six month period, respectively.

As of May 30, 2009, included in Griffin’s accrued liabilities is a dividend payable of $508 reflecting a dividend on Griffin’s common stock declared prior to the end of the 2009 second quarter, that was paid subsequent to the end of Griffin’s 2009 second quarter.  As of November 29, 2008, Griffin’s accrued liabilities included $507 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2008 and paid in the 2009 first quarter.

Interest payments, net of capitalized interest, were $1.7 million and $1.6 million in the 2009 and 2008 six month periods, respectively.

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	May 30, 2009	November 29, 2008
Land		$715	$715
Land improvements	10 to 20 years	5,650	5,650
Buildings and improvements	10 to 40 years	3,060	3,060
Machinery and equipment	3 to 20 years	17,502	17,529
		26,927	26,954
Accumulated depreciation		(20,984)	(20,517)
		$5,943	$6,437

Griffin did not incur any new capital lease obligations in the 2009 six month period.  Griffin incurred new capital lease obligations of $70 in the 2008 six month period.

Income Taxes

Griffin’s effective income tax rate was 35.5% in the 2009 six month period as compared to 37.7% in the 2008 six month period.  The effective tax rate used in the 2009 six month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Included in the net decrease in deferred income tax liabilities of $1,257 in the 2009 six month period was a decrease of $135 related to a decrease in the mark to market adjustment on Griffin’s investment in Centaur Media and an increase of $20 related to the value of a derivative that was entered into in the 2009 six month period.  The net decrease in deferred taxes in the 2008 six month period includes $1,046 related to the mark to market adjustment related to Centaur Media.  These decreases to deferred income tax liabilities are included as credits in Griffin’s comprehensive loss for the 2009 and 2008 six month periods.  All other changes to deferred tax liabilities and all changes in deferred tax assets relate to Griffin’s income tax benefits for the 2009 and 2008 six month periods.

Postretirement Benefits

Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Griffin’s postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets.  Griffin’s contributions to its postretirement benefits program in the 2009 and 2008 six month periods were $2 and $3, respectively, with an expected contribution of $6 for the fiscal 2009 full year.  The components of Griffin's postretirement benefits expense are immaterial for all periods presented.

10.           Commitments and Contingencies

As of May 30, 2009, Griffin had committed purchase obligations of $4.1 million, principally for Griffin Land’s construction of a new industrial building in Tradeport and for the purchase of plants and raw materials by Imperial.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and twenty-six weeks ended May 30, 2009 are consistent with those used by Griffin to prepare its fiscal 2008 financial statements.

Summary

Griffin incurred a net loss for the thirteen weeks ended May 30, 2009 (the “2009 second quarter”) of $1.0 million as compared to a net loss of $0.4 million for the thirteen weeks ended May 31, 2008 (the “2008 second quarter”).  The higher net loss in the 2009 second quarter principally reflects lower operating results at Imperial, which incurred an operating loss of $0.2 million in the 2009 second quarter as compared to an operating profit of $0.8 million in the 2008 second quarter.  Operating profit at Griffin Land increased from $0.5 million in the 2008 second quarter to $0.6 million in the 2009 second quarter and general corporate expense decreased from $1.2 million in the 2008 second quarter to $1.1 million in the 2009 second quarter.   The lower operating results at Imperial principally reflect lower gross profit due to both lower margins on sales and higher charges for unsaleable inventories incurred in the current quarter.  The increase in operating profit at Griffin Land reflects increased results from its leasing operations substantially offset by not having any property sales in the 2009 second quarter.  Griffin Land reported profit of $0.3 million from property sales in the 2008 second quarter.

Griffin incurred a net loss for the twenty-six weeks ended May 30, 2009 (the “2009 six month period”) of $2.8 million as compared to a net loss of $2.0 million for the twenty-six weeks ended May 31, 2008 (the “2008 six month period”).  The higher net loss in the 2009 six month period principally reflects an increase in the operating loss incurred by Imperial from $0.2 million in the 2008 six month period to $1.0 million in the 2009 six month period.  The lower operating results at Imperial in the 2009 six month period are due to the same factors as the lower 2009 second quarter results discussed above.  Operating profit at Griffin Land increased from $0.4 million in the 2008 six month period to $0.6 million in the 2009 six month period due principally to improved results from its leasing operations.  Griffin’s general corporate expense was essentially unchanged in the 2009 six month period as compared to the 2008 six month period.  Investment income decreased from $0.6 million in the 2008 six month period to $0.1 million in the 2009 six month period due principally to a lower amount of short-term investments held by Griffin in the 2009 six month period and lower dividend income from Griffin’s investment in Centaur Media plc (“Centaur”).

Results of Operations

Thirteen Weeks Ended May 30, 2009 Compared to the Thirteen Weeks Ended May 31, 2008

Griffin’s consolidated total revenue decreased from $21.1 million in the 2008 second quarter to $19.7 million in the 2009 second quarter due principally to a $1.5 million decrease in revenue at Imperial partially offset by an increase in revenue of $0.1 million at Griffin Land.

Total revenue at Griffin Land increased from $4.0 million in the 2008 second quarter to $4.1 million in the 2009 second quarter.  The net increase of $0.1 million reflects an increase of $0.5 million of rental revenue from leasing operations offset by a $0.4 million decrease in revenue from property sales. The increase in rental revenue principally reflects $0.6 million of rental revenue from leases that became effective in the second half of last year, including $0.5 million of rental revenue from previously vacant space and $0.1 million of rental revenue from a new 100,000 square foot building that was completed and placed in service in the 2008 third quarter.  Partially offsetting these increases was a decrease of $0.1 million of rental revenue from leases that expired and were not renewed.  The decrease in revenue from property sales reflects there being no property sales revenue in the 2009 second quarter whereas the 2008 second quarter included $0.4 million of property sales revenue recognized on the sale of undeveloped land to Walgreen in New England Tradeport (“Tradeport”), Griffin Land’s industrial park in Windsor and East Granby, Connecticut, that closed in 2006 and was accounted for under the percentage of completion method.  All of the previously deferred revenue related to the 2006 land sale to Walgreen was recognized as of the end of fiscal 2008.  Property sales occur periodically and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of May 30, 2009	2,116,000	1,636,000	77%
As of November 29, 2008	2,116,000	1,684,000	80%
As of May 31, 2008	2,016,000	1,332,000	66%

The decrease in square footage leased during the first six months of fiscal 2009 compared to the end of fiscal 2008 reflects leases for approximately 89,000 square feet that expired and were not renewed, partially offset by entering into a new lease of approximately 40,000 square feet for an entire office building that had been vacant in Griffin Center South.  Although the lease was executed in the 2009 second quarter, rental revenue on this new lease will not begin until the third quarter when Griffin Land completes the required tenant improvements on this space. The increase of 100,000 square feet in total space at the end of the 2009 second quarter compared to the end of the 2008 second quarter reflects the new building in Tradeport that was completed in the 2008 third quarter.  The increase in square footage leased at the end of the 2009 second quarter compared to the end of the 2008 second quarter principally reflects the leasing, during the third quarter of fiscal 2008, of Griffin Land’s approximate 308,000 square foot warehouse in Manchester, Connecticut that had been vacant.

    Market activity for industrial and office space continued to be soft through the 2009 second quarter, reflecting the weak economy.  However, earlier this year, Griffin Land entered into a ten-year lease with Tire Rack, Inc. for approximately 257,000 square feet in an approximate 304,000 square foot industrial building that is currently being built in Tradeport by Griffin Land and is expected to be completed in the 2009 third quarter.  Under certain conditions, but no later than the beginning of the sixth year of the lease, the tenant is required to lease the entire building.  The lease also contains provisions for the expansion of the building up to approximately 450,000 square feet.

Net sales and other revenue at Imperial decreased from $17.1 million in the 2008 second quarter to $15.6 million in the 2009 second quarter despite a 10% increase in unit sales volume.  Imperial’s landscape nursery business is highly seasonal, with second quarter sales comprising a majority of its annual sales.  Imperial previously announced that it will shut down its Quincy, Florida farm by the end of fiscal 2009.  As a result, all of the Florida inventory will be liquidated in fiscal 2009.  The overall increase in unit sales volume in the 2009 second quarter reflects a 31% increase in unit sales volume of Florida sales whereas unit sales volume of Connecticut sales decreased 6% in the 2009 second quarter as compared to the 2008 second quarter.  Despite the increase in unit sales volume of Florida sales, net sales from the Florida farm decreased from $7.1 million in the 2008 second quarter to $6.3 million in the 2009 second quarter due to significant price reductions to stimulate sales of Florida product.  The significantly lower pricing on Florida product also reflects selling certain plants prior to their reaching normal salable size.  Net sales from Imperial’s Granby, Connecticut farm, which Imperial expects to continue to operate, decreased from $10.0 million in the 2008 second quarter to $9.3 million in the 2009 second quarter.  The decrease in net sales of the Connecticut farm reflects the lower unit sales volume and lower pricing.   Imperial’s sales have been negatively impacted by the weak economy and the reduction in new home and commercial construction.  Market conditions for growers of landscape nursery plants appear to be worsening, as the oversupply of product available for sale may deter customers from placing advance orders for spring 2010 deliveries.

Griffin incurred a consolidated operating loss, including general corporate expense, of $0.8 million in the 2009 second quarter as compared to essentially break-even operating results in the 2008 second quarter.  The lower operating results in the 2009 second quarter principally reflect a decrease of approximately $1.0 million in the operating results of Imperial, partially offset by an increase of approximately $0.1 million of operating profit at Griffin Land and a reduction in general corporate expense of approximately $0.1 million.

 Operating results at Griffin Land in the 2009 and 2008 second quarters were as follows:

	2009	2008
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Rental revenue	$4,140	$3,606
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(1,484)	(1,492)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	2,656	2,114
Revenue from property sales	-	405
Costs related to property sales	-	(88)
Gain from property sales	-	317
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	2,656	2,431
General and administrative expenses excluding depreciation
and amortization expense (a)	(709)	(719)
Profit before depreciation and amortization expense (a)	1,947	1,712
Depreciation and amortization expense related to costs of
rental revenue	(1,367)	(1,250)
Depreciation and amortization expense - other	(8)	(8)
Operating profit	$572	$454

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America.  They are presented because Griffin believes they are useful financial indicators for measuring the results of its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.  The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statement of operations.

Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.5 million in the 2009 second quarter as compared to the 2008 second quarter.  The increase principally reflects the higher rental revenue as a result of more space being under lease in the 2009 second quarter as compared to the 2008 second quarter.  Costs related to rental revenue were essentially unchanged in the 2009 second quarter as compared to the 2008 second quarter, as the building operating expenses related to the new Tradeport building placed in service in the 2008 third quarter were offset by a net reduction in building operating expenses in all of Griffin Land’s other properties.

There were no property sales in the 2009 second quarter.  The gain from property sales in the 2008 second quarter reflects only the recognition of a portion of the previously deferred gain from the land sale to Walgreen that closed in 2006.  As of November 29, 2008, all of the previously deferred gain on the 2006 sale of Tradeport land to Walgreen had been recognized.

Griffin Land’s general and administrative expenses were essentially unchanged in the 2009 second quarter as compared to the 2008 second quarter.  Depreciation and amortization expense at Griffin Land increased from approximately $1.3 million in the 2008 second quarter to approximately $1.4 million in the 2009 second quarter.  The increase principally reflects depreciation expense related to the Tradeport building completed and placed in service in the second half of fiscal 2008.

Operating results at Imperial in the 2009 and 2008 second quarters were as follows:

	2009	2008
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Net sales and other revenue	$15,568	$17,053
Cost of goods sold	14,295	14,481
Gross profit	1,273	2,572
Selling, general and administrative expenses	(1,471)	(1,755)
Operating (loss) profit	$(198)	$817

Imperial’s operating loss of $0.2 million in the 2009 second quarter as compared to an operating profit of $0.8 million in the 2008 second quarter, principally reflects a $1.3 million decrease in gross profit partially offset by a $0.3 million decrease in selling, general and administrative expenses.  The $1.3 million decrease in gross profit principally reflects $0.6 million due to lower pricing on sales from Imperial’s Connecticut farm and a $0.5 million increase in the charge for unsaleable inventories. The increase in the charge for unsaleable inventories in the 2009 second quarter reflects growing issues on certain plants, changes in production planning whereby certain units in the propagation stage of development will be disposed instead of being potted into saleable size units and excess inventories of certain plant varieties that are not expected to be sold before they become unsaleable.  The production plan changes reflect management’s decision to reduce future inventory levels given the current difficult market conditions that management believes have resulted in an oversupply of product in the marketplace.

Imperial’s gross margin on sales, excluding the effect of the charges for unsaleable inventories in the 2009 and 2008 second quarters, decreased from 16.3% in the 2008 second quarter to 12.7 % in the 2009 second quarter.  Due to the perishable nature of Imperial’s inventory, continued sales shortfalls could result in additional charges for unsaleable inventories in the latter part of the year.

Imperial’s 2009 second quarter selling, general and administrative expenses decreased by approximately $0.3 million from the 2008 second quarter.  The lower selling, general and administrative expenses in the 2009 second quarter reflects a decrease of approximately $0.2 million in selling expenses, due principally to lower commission expenses resulting from the lower net sales and lower headcount of sales personnel, and a decrease of $0.1 million in general and administrative expenses due principally to lower donations and contributions expense and lower consulting expenses.  As a percentage of net sales, Imperial’s selling, general and administrative expenses decreased from 10.3% in the 2008 second quarter to 9.4% in the 2009 second quarter.

Griffin’s general corporate expense decreased from approximately $1.2 million in the 2008 second quarter to approximately $1.1 million in the 2009 second quarter due principally to the timing of expenses.

Griffin’s consolidated interest expense was approximately $0.8 million in both the 2009 and 2008 second quarters.  Griffin’s average outstanding debt was $49.6 million in the 2009 second quarter as compared to $49.3 million in the 2008 second quarter.  Although Griffin’s average outstanding debt was slightly higher in the 2009 second quarter than the 2008 second quarter, interest expense was essentially unchanged because more interest was capitalized in the 2009 second quarter than the 2008 second quarter.

Griffin reported investment income of $0.1 million in the 2009 second quarter as compared to $0.2 million in the 2008 second quarter.  The lower investment income in the current period reflects a lower amount of short-term investments in the 2009 second quarter as compared to the 2008 second quarter and lower dividend income received from Centaur.

Griffin’s effective income tax rate was 35.5% in the 2009 second quarter as compared to 35.6% in the 2008 second quarter.  The effective tax rate reflects the statutory federal tax rate adjusted for state income taxes.  The effective tax rate used in the 2009 second quarter was based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Twenty-Six Weeks Ended May 30, 2009 Compared to the Twenty-Six Weeks Ended May 31, 2008

Griffin’s consolidated total revenue decreased from $25.5 million in the 2008 six month period to $24.3 million in the 2009 six month period.   The decrease in revenue of approximately $1.2 million reflects a decrease in revenue of approximately $1.5 million at Imperial partially offset by an increase in revenue of approximately $0.3 million at Griffin Land.

Total revenue at Griffin Land increased from $8.1 million in the 2008 six month period to $8.3 million in the 2009 six month period, reflecting an increase of approximately $1.1 million of rental revenue from its leasing operations partially offset by a decrease of approximately $0.8 million in revenue from property sales.  The increase in Griffin Land's rental revenue in the 2009 six month period, as compared to the 2008 six month period, principally reflects $1.3 million from new leases that became effective in the second half of last year, including $1.0 million of rental revenue from leasing previously vacant space and $0.3 million of rental revenue from a new 100,000 square foot building that was completed and placed in service in the 2008 third quarter.  Partially offsetting these increases was a decrease of approximately $0.2 million of rental revenue from leases that expired and were not renewed.  There were no property sales in the 2009 six month period.  The 2008 six month period included $0.8 million of revenue recognized on the sale of undeveloped Tradeport land to Walgreen that closed in 2006 and was accounted for under the percentage of completion method.  All of the previously deferred revenue related to the 2006 land sale to Walgreen was recognized as of the end of fiscal 2008.  Property sales occur periodically and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial decreased from $17.5 million in the 2008 six month period to $16.0 million in the 2009 six month period.  Although net sales decreased in the 2009 six month period as compared to the 2008 six month period, unit sales volume increased 16% in the 2009 six month period over the 2008 six month period.  Due to seasonality, landscape nursery sales in the second quarter comprise over 95% of sales for the six month period.  Accordingly, the factors that affected the decrease in net sales for the 2009 six month period are the same factors as discussed in the analysis of the 2009 second quarter results above.

Griffin incurred a consolidated operating loss, after general corporate expense, of $2.8 million in the 2009 six month period as compared to a consolidated operating loss, after general corporate expense, of $2.1 million in the 2008 six month period.  The higher operating loss in the 2009 six month period principally reflects an increase in Imperial’s operating loss of approximately $0.9 million partially offset by an increase of $0.2 million in operating profit at Griffin Land.  Griffin’s general corporate expense was essentially unchanged in the 2009 six month period as compared to the 2008 six month period.

Operating results at Griffin Land in the 2009 and 2008 six month periods were as follows:

	2009	2008
	Six Month Period	Six Month Period
	(amounts in thousands)

Rental revenue	$8,324	$7,242
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(3,601)	(3,645)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	4,723	3,597

Revenue from property sales	-	826
Costs related to property sales	-	(179)
Gain from property sales	-	647

Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	4,723	4,244
General and administrative expenses excluding depreciation
and amortization expense (a)	(1,401)	(1,364)
Profit before depreciation and amortization expense (a)	3,322	2,880
Depreciation and amortization expense related to costs of
rental revenue	(2,728)	(2,477)
Depreciation and amortization expense - other	(16)	(17)
Operating profit	$578	$386

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America.  They are presented because Griffin believes they are useful financial indicators for measuring the results of its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.  The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statement of operations.

The increase of $1.1 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the increase in rental revenue.  Costs related to rental revenue excluding depreciation and amortization were essentially unchanged in the 2009 six month period as compared to the 2008 six month period.  The increase in building operating expenses for the new Tradeport building that was placed in service in the second half of fiscal 2008 was offset by overall lower expenses at Griffin Land’s other buildings.

There were no property sales in the 2009 six month period.  The gain from property sales in the 2008 six month period reflects only the recognition of a portion of the previously deferred gain from the land sale to Walgreen that closed in 2006.  As of November 29, 2008, all of the previously deferred gain on the 2006 sale of Tradeport land to Walgreen had been recognized.

Griffin Land’s general and administrative expenses were essentially unchanged in the 2009 six month period as compared to the 2008 six month period.  Depreciation and amortization expense at Griffin Land increased from approximately $2.5 million in the 2008 six month period to approximately $2.7 million in the 2009 six month period.  The increase principally reflects depreciation expense related to the new Tradeport building placed in service in the second half of fiscal 2008.

Imperial’s operating results for the 2009 and the 2008 six month periods are as follows:

	2009	2008
	Six Month Period	Six Month Period
	(amounts in thousands)

Net sales and other revenue	$16,017	$17,477
Cost of goods sold	14,714	14,919
Gross profit	1,303	2,558
Selling, general and administrative expenses	(2,351)	(2,712)
Operating loss	$(1,048)	$(154)

Imperial’s operating loss in the 2009 six month period was approximately $0.9 million higher than its operating loss in the 2008 six month period, reflecting an approximate $1.2 million decrease in gross profit substantially offset by an approximate $0.3 million decrease in selling, general and administrative expenses.  The decrease in gross profit reflects the factors discussed above in the analysis of the 2009 second quarter results.  Imperial’s gross margin on sales, excluding charges of $0.7 million and $0.2 million for unsaleable inventories in the 2009 and 2008 six month periods, respectively, decreased from 15.8% in the 2008 six month period to 12.5% in the 2009 six month period.  Due to the perishable nature of Imperial’s inventory, continued sales shortfalls could result in additional charges for unsaleable inventories in the latter part of the year.

Imperial’s selling, general and administrative expenses decreased from approximately $2.7 million in the 2008 six month period to approximately $2.4 million in the 2009 six month period.  The lower selling, general and administrative expenses in the current six month period reflects a decrease of $0.2 million of selling expenses, due to lower commission expenses resulting from the decrease in sales and a decrease of $0.1 million in general and administrative expenses due principally to lower donation and contribution expense and lower consulting expenses.  As a percentage of net sales, Imperial’s selling, general and administrative expenses decreased from 15.5% in the 2008 six month period to 14.7% in the 2009 six month period.

Griffin’s general corporate expense was essentially unchanged in the 2009 six month period as compared to the 2008 six month period.

Griffin’s consolidated interest expense decreased slightly in the 2009 six month period as compared to the 2008 six month period.  Griffin’s average outstanding debt in the 2009 six month period was $49.1 million as compared to $49.4 million in the 2008 six month period.

Griffin’s investment income decreased from $0.6 million in the 2008 six month period to $0.1 million in the 2009 six month period.  The decrease in investment income reflects, on average, a lower average balance of short-term investments in the 2009 six month period as compared to the 2008 six month period, lower investment returns in the current six month period, attributed to lower short-term interest rates this year, and lower dividend income received from Centaur.

Griffin’s effective income tax rate was 35.5% for the 2009 six month period, as compared to 37.7% for the 2008 six month period.  The effective tax rate for the 2009 and 2008 six month periods reflect the statutory federal income tax rate adjusted for state income taxes.  Griffin’s effective tax rate for the 2009 six month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.2 million in the 2009 six month period as compared to $2.0 million in the 2008 six month period.  Net cash provided by operating activities in the 2009 six month period includes $8.1 million of cash generated from a reduction of short-term investments as compared to $9.3 million of cash generated from a reduction of short-term investments in the 2008 six month period.  Excluding the reduction of short-term investments in each period, Griffin had net cash used in operating activities of $3.9 million in the 2009 six month period as compared to $7.3 million in the 2008 six month period.  The lower usage of cash in the 2009 six month period as compared to the 2008 six month period principally reflects the reduction of inventories at Imperial, mostly due to the liquidation of inventory at Imperial’s Florida farm as a result of the planned shutdown of that facility by the end of this year.

In the 2009 six month period, Griffin had net cash of $8.1 million used in investing activities as compared to net cash of $5.1 million used in investing activities in the 2008 six month period.  The net cash used in investing activities in the 2009 six month period principally reflects additions to Griffin Land’s real estate assets, mainly for the construction of a new approximate 304,000 square foot warehouse facility in Tradeport.  This facility is being built as a result of Griffin Land entering into a ten-year lease with Tire Rack, Inc. for this new building (see above).  Construction of this new facility is expected to be completed in the 2009 third quarter.  Additions to property and equipment at Imperial were minimal in the 2009 six month period as compared to $0.3 million in the 2008 six month period, principally to replace equipment used in Imperial’s farming operations.

Net cash provided by financing activities was $2.3 million in the 2009 six month period as compared to net cash used in financing activities of $3.9 million in the 2008 six month period.  The net cash provided by financing activities in the 2009 six month period principally reflects the $7.5 million of borrowing under Griffin’s new credit line and $4.3 million of borrowings under a new construction to permanent mortgage loan that closed during the 2009 six month period.  Financing activities in the 2009 six month period also includes $8.1 million for payments of principal on Griffin Land’s nonrecourse mortgages (including the early repayment of the mortgage due July 1, 2009) and capital lease obligations, $1.0 million of dividend payments on Griffin’s common stock, and $0.6 million of debt issuance costs in connection with the two new borrowing facilities completed in the 2009 six month period.

In fiscal 2007, Griffin’s Board of Directors authorized a program to repurchase, from time to time, outstanding shares of Griffin common stock.  The program to repurchase did not obligate Griffin to repurchase any specific number of shares. The program expired on December 31, 2008 and was not extended.  Griffin did not repurchase any common stock in the 2009 six month period.

On February 6, 2009, Griffin entered into a $12 million construction to permanent loan with Berkshire Bank (the “Berkshire Bank Loan”), which is providing a significant portion of the financing for construction of the new warehouse facility in Tradeport being built to suit for Tire Rack, Inc.  During the first year, the Berkshire Bank Loan is functioning as a construction loan, with Griffin Land drawing funds as construction of the new warehouse progresses.  The interest rate during the first year of the Berkshire Bank Loan is the greater of 2.75% above the thirty day LIBOR rate or 4%.  Payments during this period are for interest only.  One year after the closing date of the Berkshire Bank Loan, it converts to a nine-year nonrecourse mortgage collateralized by the new warehouse facility.  At the time Griffin closed on the Berkshire Bank Loan, Griffin also entered into a swap agreement with the bank for a notional principal amount of $12 million at inception to fix the interest rate for the final nine years of the loan at 6.35%.  Payments during those nine years will be for principal and interest and will be based on a twenty-five year amortization period.  Griffin is accounting for the interest rate swap agreement as an effective cash flow hedge (see Notes 7, 8 and 9 to the consolidated financial statements in Item 1).  As of May 30, 2009, Griffin had drawn $4.3 million under the Berkshire Bank Loan.

On February 27, 2009, Griffin entered into a $10 million Revolving Line of Credit with Doral Bank (the “Credit Line”) that has a term of two years, but may be extended for an additional year by Griffin.  The Credit Line is collateralized by several of Griffin Land’s buildings in Griffin Center and Griffin Center South.  The interest rate on the Credit Line is the greater of the prime rate plus 1.5% or 6.88%.  Griffin intends to use this facility for seasonal working capital needs, to supplement cash flow from operations and other corporate purposes.  As of May 30, 2009, $7.5 million was outstanding under the Credit Line.  Griffin used the borrowings under the Credit Line to prepay, on April 1, 2009, its 8.54% nonrecourse mortgage that was due on July 1, 2009.  The mortgage had a balance of $7.4 million when it was repaid without a prepayment penalty.

In the near future, Griffin expects to close on a mortgage on four of its New England Tradeport buildings, three of which collateralized the mortgage that was repaid earlier this year and another building that was not previously mortgaged.  The new mortgage financing is for a maximum of $10.5 million, with $8.5 million of proceeds to be received at closing and the balance to be received if currently vacant space in the buildings is leased within three years.  The mortgage will be nonrecourse, but a subsidiary of Griffin will enter into a ten-year master lease on 90% of the space in the mortgaged buildings.  The master lease will stay in effect until overall occupancy and operating results of the collateral properties increase to certain levels.  If not terminated earlier, the master lease will expire at the end of the mortgage term.  Interest on the mortgage will be at a floating rate, but Griffin expects to enter into a swap agreement to fix the interest rate over the life of the loan.

In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of the new 304,000 square foot warehouse facility in Tradeport, expenditures to build out interiors of its buildings as leases are completed and infrastructure improvements required for future development of its real estate holdings.

Griffin’s payments (including principal and interest) under contractual obligations as of May 30, 2009 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$61.0	$3.9	$8.0	$13.7	$35.4
Revolving Line of Credit	7.5	-	7.5	-	-
Capital Lease Obligations	0.2	0.1	0.1	-	-
Operating Lease Obligations	1.0	0.2	0.5	0.3	-
Purchase Obligations (1)	4.1	4.1	-	-	-
Other (2)	1.9	-	-	-	1.9
	$75.7	$8.3	$16.1	$14.0	$37.3

(1)	Includes obligations for the construction of a new industrial building by Griffin Land and for the purchase of plants and raw materials by Imperial.
(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of May 30, 2009, Griffin had cash and short-term investments of approximately $3.5 million.  As described above, in the near future, Griffin expects to close on a mortgage on four of its Tradeport properties.  Management believes that its cash and short-term investments, expected proceeds from the new mortgage and borrowing capacity under its Credit Line are sufficient to meet Griffin’s seasonal working capital requirements, the continued investment in Griffin’s real estate assets, including the construction of the approximate 304,000 square foot facility currently being built in Tradeport and the payment of quarterly dividends on its common stock.  Griffin may also continue to seek other nonrecourse mortgage placements on its properties.  Griffin also anticipates seeking to purchase either or both land and buildings.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the 2009 first quarter for Griffin.  The application of SFAS No. 157 to Griffin’s nonfinancial assets and nonfinancial liabilities did not impact Griffin’s 2009 six month period consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”). This new pronouncement did not require any changes in the accounting for derivative instruments, but is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  The enhanced disclosures as required under SFAS No. 161 are included in Griffin’s financial statements for the 2009 six month period.

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

In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”).  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this FSP, fair value for these assets and liabilities was only disclosed annually.  FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  Griffin is required to adopt FSP 107-1 and APB 28-1 in the third quarter of fiscal 2009.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  Griffin is currently evaluating the effect of the new disclosure requirements of these pronouncements on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”).  This FSP provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity for interim and annual financial statements.  It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities.  Griffin is required to adopt FSP 115-2 and FSP 124-2 in the third quarter of fiscal 2009.  As of May 30, 2009 Griffin did not hold any debt securities classified as available-for-sale securities.  Griffin is currently evaluating the effect of the new disclosure requirements of these pronouncements on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity.  Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.  Griffin is required to adopt FSP 157-4 in the third quarter of fiscal 2009.  Griffin is currently evaluating the effect of this new pronouncement on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  This new pronouncement establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  SFAS No. 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  Subsequent events that  provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS No. 165.  SFAS No. 165 is effective for Griffin in the third quarter of fiscal 2009.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the timing of the shutdown of Imperial’s Florida farm, the sale of the remaining Florida inventories in 2009, leasing of currently vacant space, construction of additional facilities in its real estate business, approval of proposed residential subdivisions and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  Griffin’s mortgage interest rates are described in Note 7 to the unaudited consolidated financial statements included in Item 1.  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  During the 2009 six month period, Griffin entered into two loan facilities that have variable interest rates.  Griffin also entered into a swap agreement that effectively converts the variable rate interest on its new $12 million construction to permanent loan to a fixed rate during the final nine years of that ten-year loan.

Griffin is potentially exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin’s cash equivalents.  These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.  Griffin’s short-term investments generally consist of debt instruments with maturities ranging up to five months, with a weighted average maturity of approximately three months as of May 30, 2009.  These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

Griffin does not have foreign currency exposure related to its operations.  Griffin does have an investment in a public company, Centaur Media plc, based in the United Kingdom.  The amount to be realized from the ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Annual Meeting of Stockholders: May 12, 2009

(b)	The following were elected as Directors at the Annual Meeting, representing all of the directors:

(i)	1) Mr. Winston J. Churchill, Jr. was elected a Director for 2009 with 4,910,356 votes in favor, 37,010 withheld, and 129,097 not voting.

2) Mr. Edgar M. Cullman was elected a Director for 2009 with 4,941,568 votes in favor, 5,798 withheld, and 129,097 not voting.

3) Mr. David M. Danziger was elected a Director for 2009 with 4,939,643 votes in favor, 7,723 withheld, and 129,097 not voting.

4) Mr. Frederick M. Danziger was elected a Director for 2009 with 4,941,643 votes in favor, 5,723 withheld, and 129,097 not voting.

5) Mr. Thomas C. Israel was elected a Director for 2009 with 4,746,379 votes in favor, 200,987 withheld, and 129,097 not voting.

6) Mr. Albert H. Small, Jr. was elected a Director for 2009 with 4,941,666 votes in favor, 5,700 withheld, and 129,097 not voting.

7) Mr. David F. Stein was elected a Director for 2009 with 4,746,194 votes in favor, 201,172 withheld, and 129,097 not voting.

(c) (i)	The Griffin Land & Nurseries, Inc. 2009 Stock Option Plan was approved with 4,617,504 votes in favor, 97,348 votes opposed, and 361,611 not voting.

(c) (ii)	The selection of McGladrey & Pullen, LLP as independent registered public accountants for 2009 was ratified with 4,923,422 votes in favor, 23,022 opposed, and 130,019 not voting.

ITEM 6.	EXHIBITS

	Exhibit No.	Description

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

	10.28	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004, among Tradeport

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

10.34
Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-K dated December 2, 2006, filed February 15, 2007)

10.35
Employment Agreement by and between Imperial Nurseries, Inc. and Gregory Schaan dated January 1, 2001, as amended April 9, 2008 (incorporated by reference to Form 10-Q dated March 1, 2008, filed April 10, 2008)

10.36
Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Land & Nurseries, Inc., and Berkshire Bank (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)

10.37	$12,000,000 Construction Note dated February 6, 2009 (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)

10.38
Revolving Line of Credit Loan Agreement dated February 27, 2009 between Griffin Land & Nurseries, Inc. and Doral Bank, FSB (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)

10.39	$10,000,000 Promissory Note (Revolving Line of Credit) dated February 27, 2009 (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

BY: /s/ FREDERICK M. DANZIGER
Date: July 9, 2009	Frederick M. Danziger
President and Chief Executive Officer

BY: /s/ ANTHONY J. GALICI
Date: July 9, 2009	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary
Chief Accounting Officer