Form 10-Q
period 2009-08-29
GRIFFIN LAND & NURSERIES INC
filed 2009-10-08
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 29, 2009

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

Number of shares of Common Stock outstanding at September 30, 2009: 5,082,436

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 and 39 Weeks Ended August 29, 2009 and August 30, 2008	3

		Consolidated Balance Sheets (unaudited)
		August 29, 2009 and November 29, 2008	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		39 Weeks Ended August 29, 2009 and August 30, 2008	5

		Consolidated Statements of Cash Flows (unaudited)
		39 Weeks Ended August 29, 2009 and August 30, 2008	6

		Notes to Consolidated Financial Statements (unaudited)	7-23

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	24-36

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	36

	ITEM 4	Controls and Procedures	36-37

PART II -		OTHER INFORMATION

	ITEM 1	Not Applicable

	ITEM 1A	Risk Factors	38

	ITEMS 2-5	Not Applicable

	ITEM 6	Exhibits	38-40

		SIGNATURES	41

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Landscape nursery net sales and other revenue	$3,528	$3,824	$19,545	$21,301
Rental revenue and property sales	4,246	4,040	12,570	12,108
Total revenue	7,774	7,864	32,115	33,409

Costs of landscape nursery sales and other revenue	3,715	3,797	18,429	18,716
Costs related to rental revenue and property sales	3,021	2,625	9,350	8,926
Total costs of goods sold and costs related to rental revenue and property sales	6,736	6,422	27,779	27,642

Gross profit	1,038	1,442	4,336	5,767

Selling, general and administrative expenses	2,596	2,924	8,725	9,345
Operating loss	(1,558)	(1,482)	(4,389)	(3,578)
Interest expense	(880)	(762)	(2,506)	(2,423)
Investment income	28	106	152	675
Loss before income tax benefit	(2,410)	(2,138)	(6,743)	(5,326)
Income tax benefit	974	869	2,512	2,071
Net loss	$(1,436)	$(1,269)	$(4,231)	$(3,255)

Basic net loss per common share	$(0.28)	$(0.25)	$(0.83)	$(0.64)

Diluted net loss per common share	$(0.28)	$(0.25)	$(0.83)	$(0.64)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	August 29, 2009	November 29, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$9,372	$4,773
Short-term investments, net	453	8,624
Accounts receivable, less allowance for doubtful accounts
and returns and allowances of $320 and $148	3,005	2,071
Inventories, net	20,341	24,347
Deferred income taxes	679	3,447
Other current assets	6,010	5,537
Total current assets	39,860	48,799
Real estate held for sale or lease, net	129,393	113,948
Deferred income taxes	4,053	-
Investment in Centaur Media plc	3,305	3,374
Property and equipment, net	2,815	6,437
Other assets	10,064	9,117
Total assets	$189,490	$181,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,359	$8,661
Accounts payable and accrued liabilities	5,719	5,240
Deferred revenue	1,697	1,175
Total current liabilities	8,775	15,076
Long-term debt	60,430	39,855
Deferred income taxes	-	1,257
Other noncurrent liabilities	4,430	4,327
Total liabilities	73,635	60,515

Commitments and contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,469,402 and 5,455,382 shares issued,
respectively, and 5,082,436 and 5,068,416 shares outstanding,
respectively	55	55
Additional paid-in capital	104,503	103,997
Retained earnings	24,133	29,888
Accumulated other comprehensive income, net of tax	590	646
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)
Total stockholders' equity	115,855	121,160
Total liabilities and stockholders' equity	$189,490	$181,675

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Thirty-Nine Weeks Ended August 29, 2009 and August 30, 2008
(dollars in thousands)
(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Loss
Balance at December 1, 2007	5,321,232	$53	$101,703	$40,199	$5,002	$(8,054)	$138,903

Exercise of stock options,
including shares tendered
related to stock options
exercised	115,930	1	1,556	-	-	(2,193)	(636)

Stock-based compensation
expense	-	-	133	-	-	-	133

Repurchase of common stock	-	-	-	-	-	(2,880)	(2,880)

Dividends declared, $0.30 per
share	-	-	-	(1,519)	-	-	(1,519)

Net loss	-	-	-	(3,255)	-	-	(3,255)	$(3,255)

Other comprehensive loss,
from Centaur Media plc,
net of tax	-	-	-	-	(2,208)	-	(2,208)	(2,208)

Balance at August 30, 2008	5,437,162	$54	$103,392	$35,425	$2,794	$(13,127)	$128,538	$(5,463)

Balance at November 29, 2008	5,455,382	$55	$103,997	$29,888	$646	$(13,426)	$121,160

Exercise of stock options	14,020	-	232	-	-	-	232

Stock-based compensation
expense	-	-	274	-	-	-	274

Dividends declared, $0.30 per
share	-	-	-	(1,524)	-	-	(1,524)

Net loss	-	-	-	(4,231)	-	-	(4,231)	$(4,231)

Other comprehensive loss,
from cash flow hedging
transactions, net of tax	-	-	-	-	(11)	-	(11)	(11)

Other comprehensive loss,
from Centaur Media plc,
net of tax	-	-	-	-	(45)	-	(45)	(45)

Balance at August 29, 2009	5,469,402	$55	$104,503	$24,133	$590	$(13,426)	$115,855	$(4,287)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 39 Weeks Ended,
	August 29, 2009	August 30, 2008
Operating activities:
Net loss	$(4,231)	$(3,255)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	4,839	4,695
Deferred income tax benefit	(2,512)	(299)
Provision for inventory losses	1,129	550
Stock-based compensation expense	274	133
Amortization of debt issuance costs	143	75
Provision for bad debts	104	35
Change in unrealized gains on trading securities	78	14
Equity income from equity investment	(7)	(6)
Gain on sales of properties	-	(903)
Payment of employee withholding taxes on stock options exercised	-	(769)
Changes in assets and liabilities:
Short-term investments	8,093	12,238
Accounts receivable	(1,038)	(1,648)
Inventories	2,877	(1,029)
Other current assets	(473)	(2,128)
Accounts payable and accrued liabilities	(199)	178
Deferred revenue	238	718
Other noncurrent assets and noncurrent liabilities, net	(330)	(290)
Net cash provided by operating activities	8,985	8,309

Investing activities:
Additions to real estate held for sale or lease	(15,487)	(8,664)
Additions to property and equipment	(40)	(407)
Net cash used in investing activities	(15,527)	(9,071)

Financing activities:
Proceeds from borrowings	21,636	-
Payments of debt	(8,363)	(936)
Dividends paid to stockholders	(1,523)	(1,522)
Debt issuance costs	(841)	-
Exercise of stock options	232	133
Repurchase of common stock	-	(2,880)
Net cash provided by (used in) financing activities	11,141	(5,205)
Net increase (decrease) in cash and cash equivalents	4,599	(5,967)
Cash and cash equivalents at beginning of period	4,773	11,120
Cash and cash equivalents at end of period	$9,372	$5,153

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

Through the end of the third quarter of fiscal 2009, Griffin has entered into two interest rate swap agreements to hedge interest rate exposures.  Griffin does not use derivatives for speculative purposes.  Griffin applied SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The changes in the fair values of the interest rate swap agreements are assessed in accordance with SFAS 133 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet.  The estimated fair values are based primarily on projected future swap rates.

Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on the benchmark interest rates.  The change in fair values of Griffin’s interest rate swap agreements are recorded as components of accumulated other comprehensive income in stockholders’ equity, to the extent they are effective.  Any ineffective portions of the change in fair value of this instrument would be recorded as interest expense.

The results of operations for the thirteen weeks ended August 29, 2009 (the “2009 third quarter”) and the thirty-nine weeks ended August 29, 2009 (the “2009 nine month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended August 30, 2008 is referred to herein as the “2008 third quarter” and the thirty-nine weeks ended August 30, 2008 is referred to herein as the “2008 nine month period.”

            Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the 2009 first quarter for Griffin. The application of SFAS No. 157 to Griffin’s nonfinancial assets and nonfinancial liabilities did not impact Griffin’s 2009 nine month period consolidated financial statements (see Note 9).

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”). This new pronouncement did not require any changes in the accounting for derivative instruments, but is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  The enhanced disclosures as required under SFAS No. 161 are included in Griffin’s financial statements for the 2009 nine month period.

In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”).  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this FSP, fair value for these assets and liabilities was only disclosed annually.  FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  FSP 107-1 and APB 28-1 became effective for Griffin in the 2009 third quarter.  The required disclosures under these new pronouncements are included in Griffin’s financial statements for the period ended August 29, 2009 (see Note 7).  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.

In April 2009, the FASB issued FASB Staff Position SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”).  This FSP provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity for interim and annual financial statements.  It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities.  FSP 115-2 and FSP 124-2 became effective for Griffin in the 2009 third quarter.  As of August 29, 2009, Griffin did not hold any debt securities classified as available-for-sale securities.

In April 2009, the FASB issued FASB Staff Position SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity.  Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.  FSP 157-4 became effective for Griffin in the 2009 third quarter; however, as of August 29, 2009, Griffin did not hold any assets or have any liabilities to which this standard is applicable.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  This new pronouncement establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  SFAS No. 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS No. 165.  SFAS No. 165 became effective for Griffin in the 2009 third quarter (see Note 11).

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”).  This new pronouncement will become the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, SFAS No. 168 will supercede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in SFAS No. 168 will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

2.      Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Total revenue:
Landscape nursery net sales and other revenue	$3,528	$3,824	$19,545	$21,301
Rental revenue and property sales	4,246	4,040	12,570	12,108
	$7,774	$7,864	$32,115	$33,409
Operating (loss) profit:
Landscape nursery	$(1,175)	$(1,096)	$(2,223)	$(1,250)
Real estate	618	606	1,196	992
Industry segment totals	(557)	(490)	(1,027)	(258)
General corporate expense	(1,001)	(992)	(3,362)	(3,320)
Operating loss	(1,558)	(1,482)	(4,389)	(3,578)
Interest expense	(880)	(762)	(2,506)	(2,423)
Investment income	28	106	152	675
Loss before income tax benefit	$(2,410)	$(2,138)	$(6,743)	$(5,326)

Identifiable assets:	August 29, 2009	November 29, 2008
Landscape nursery	$29,151	$32,984
Real estate	139,921	125,611
Industry segment totals	169,072	158,595
General corporate	20,418	23,080
Total assets	$189,490	$181,675

The real estate segment had no revenue from property sales in the 2009 nine month period.  Revenue of the real estate segment in the 2008 third quarter and 2008 nine month period includes property sales revenue of $255 and $1,081, respectively.

Included in other revenue of the landscape nursery segment in the 2009 third quarter is $51 of revenue from the rental of Imperial’s Quincy, Florida location (see Note 3).  The landscape nursery segment had no other revenue from rental activities in the 2008 third quarter or 2008 nine month period.

3.   Facility Shutdown

Imperial’s previously announced shutdown of its Quincy, Florida farm was completed in the 2009 third quarter.  The Quincy farm represented all of Imperial’s growing operations in Florida.  The shutdown of the Florida farm reflects the difficulties that facility encountered in delivering product to most of Imperial’s major markets, which are located in the mid-Atlantic area and northeastern United States.  Imperial was unable to develop sufficient volume in more southern markets to reduce its dependence on shipping Florida product substantial distances.  The closure of the Florida farm enables Imperial to focus as a regional grower with most of its major markets within close proximity of its Connecticut farm, which Imperial expects to continue to operate.

As a result of the decision to shut down Imperial’s Florida farm, Griffin recorded a total charge of $8.9 million in the fiscal 2008 fourth quarter, comprised of $7.2 million included in costs of landscape nursery sales for Florida inventories that were expected to be sold below their carrying values at the time of sale and a restructuring charge of $1.7 million that consisted of: (i) $1.1 million to write down fixed assets that will no longer be used; and (ii) $0.6 million for severance payments.  In the 2009 nine month period, $7.1 million was charged against the reserve for inventory primarily reflecting the sale of inventory below its carrying costs.  During the 2009 nine month period, 54 employees were terminated as a result of the shutdown of the Florida farm, bringing the total number of employees terminated as a result of the shutdown of the Florida farm to 68 as of August 29, 2009.  Changes in the inventory reserve related to the shutdown of the Florida farm during the 2009 nine month period were as follows:

Balance at beginning of period	$7,311

Reductions to the reserve related to disposal of inventories	(7,106)

Reductions to the reserve due to the difference between estimated and actual amounts recovered	(205)

Balance at end of period	$-

Included in the reserve for inventory were the excess of the carrying value of the inventory over the estimated sales proceeds, estimated costs to maintain the inventory prior to sale and estimated disposal costs.  During the 2009 third quarter, Imperial completed the shutdown of its operations at the Florida farm and disposed of all remaining inventory through sales and abandonment.   The inventory reserve was adjusted to reflect the actual sale proceeds received, actual disposal costs and actual amounts expended to maintain the inventory prior to sale.  As a result, cost of goods sold in the 2009 third quarter includes a credit of $0.2 million, reflecting the difference between the estimated amount reserved for inventory as of November 29, 2008 and the actual results of the disposal of Florida’s inventories in fiscal 2009.

On August 1, 2009, Imperial entered into a six-year lease with Tri-B Nursery, Inc. (“Tri-B”), a private company, to lease to Tri-B the Florida farm.  The lease includes an option for Tri-B to purchase the facility for an agreed upon price at any time during term of the lease, with 50% of any rental payments made during the fourth, fifth and sixth years of the lease applied to the purchase price.  The lease with Tri-B is being accounted for as an operating lease, with rental payments as follows:

Balance of fiscal 2009	$50
Fiscal 2010	$216
Fiscal 2011	$267
Fiscal 2012	$400
Fiscal 2013	$600
Later years	$1,000

4.  Inventories

Inventories consist of:

	August 29, 2009	November 29, 2008

Nursery stock	$20,304	$30,051
Materials and supplies	1,029	2,017
	21,333	32,068
Reserves	(992)	(7,721)
	$20,341	$24,347

As a result of the shutdown of Imperial’s Quincy, Florida farm in the 2009 third quarter (see Note 3), all of the remaining inventory as of August 29, 2009 is at Imperial’s Connecticut farm and field liner beds located nearby that farm.

5.   Real Estate Assets

Real estate held for sale or lease consists of:

		August 29, 2009
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$8,048	$9,682
Land improvements	10 to 30 years	691	12,920	13,611
Buildings and improvements	10 to 40 years	-	124,560	124,560
Tenant improvements	Shorter of useful life or terms of related lease	-	12,522	12,522
Development costs		6,542	4,203	10,745
		8,867	162,253	171,120
Accumulated depreciation		-	(41,727)	(41,727)
		$8,867	$120,526	$129,393

		November 29, 2008
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$7,770	$9,404
Land improvements	10 to 30 years	691	7,729	8,420
Buildings and improvements	10 to 40 years	-	103,651	103,651
Tenant improvements	Shorter of useful life or terms of related lease	-	11,464	11,464
Development costs		6,151	5,314	11,465
		8,476	135,928	144,404
Accumulated depreciation		-	(30,456)	(30,456)
		$8,476	$105,472	$113,948

Included in real estate held for lease as of August 29, 2009 is $2,887 for the net book value of Imperial’s Quincy, Florida farm that was shut down in the 2009 third quarter and is being leased to another landscape nursery grower (see Note 3).

Griffin capitalized interest of $100 and $181 in the 2009 third quarter and nine month period, respectively, and $82 and $123 in the 2008 third quarter and nine month period, respectively.  Total depreciation expense related to real estate held for sale or lease was $1,235 and $3,606 in the 2009 third quarter and nine month period, respectively, and $1,103 and $3,314 in the 2008 third quarter and nine month period, respectively.

6.   Investments

Short-Term Investments

Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”   Accordingly, the securities are carried at their fair values based upon the quoted market prices of those investments at the balance sheet dates, and net realized and unrealized gains and losses on those investments are included in Griffin’s pretax loss.  The composition of short-term investments at August 29, 2009 and November 29, 2008 is as follows:

	August 29, 2009		November 29, 2008
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$454	$453	$8,433	$8,510
Certificates of deposit	-	-	114	114
Total short-term investments	$454	$453	$8,547	$8,624

Investment income in the 2009 and 2008 third quarters and 2009 and 2008 nine month periods consists of:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008

Interest and dividend income	$28	$32	$115	$222
Net realized gains on the sales of short-term investments	-	41	108	461
Change in unrealized gains on short-term investments	-	33	(78)	(14)
Other investment income	-	-	7	6
	$28	$106	$152	$675

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

As of August 29, 2009, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $628 and $3,305, respectively.  As of November 29, 2008, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $697 and $3,374, respectively.

7.      Long-Term Debt

Long-term debt consists of:

	August 29, 2009	November 29, 2008
Nonrecourse mortgages:
8.54%, due July 1, 2009 (prepaid April 1, 2009)	$-	$7,482
6.08%, due January 1, 2013	7,473	7,634
6.30%, due May 1, 2014	830	939
5.73%, due July 1, 2015	20,179	20,418
8.13%, due April 1, 2016	4,877	5,060
7.0%, due October 1, 2017	6,682	6,816
Variable rate mortgage, due July 1, 2019	8,500	-
Total nonrecourse mortgages	48,541	48,349
Variable rate construction to permanent mortgage loan	10,636	-
Revolving line of credit	2,500	-
Capital leases	112	167
Total	61,789	48,516
Less: current portion	(1,359)	(8,661)
Total long-term debt	$60,430	$39,855

On February 6, 2009, Griffin closed on a $12 million construction to permanent mortgage loan with Berkshire Bank (the “Berkshire Bank Loan”), which provided a significant portion of the financing for construction in 2009 of an approximate 304,000 square foot warehouse facility in New England

Tradeport (“Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut.  Prior to the closing of the Berkshire Bank Loan, Griffin Land entered into a ten-year lease with Tire Rack, Inc. (“Tire Rack”) to lease approximately 257,000 square feet of this new facility.  Under certain conditions, but no later than the beginning of the sixth year of the lease, Tire Rack is required to lease the entire building.  The lease contains provisions for a potential expansion that would increase the size of the building up to approximately 450,000 square feet.

During the first year, the Berkshire Bank Loan functions as a construction loan, with Griffin Land drawing funds as construction of the new warehouse progresses.  The interest rate during the first year of the Berkshire Bank Loan is the greater of 2.75% above the thirty day LIBOR rate or 4%.  As of August 29, 2009, the one-month LIBOR rate was 0.27%.  Payments during this period are for interest only.  One year after the loan closing date, the Berkshire Bank Loan converts to a nine-year nonrecourse mortgage collateralized by the new warehouse facility.  Payments during those nine years will be for principal and interest based on a twenty-five year amortization period.

At the time Griffin closed the Berkshire Bank Loan, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $12 million at inception that effectively fixes the interest rate for the final nine years of the loan at 6.35%.  The swap agreement was entered into on February 6, 2009; however, the settlements under the swap agreement commence on March 1, 2010.  Payments under this swap agreement will continue on the first day of each month until February 1, 2019, which is also the termination date of the Berkshire Bank Loan.  Griffin is accounting for the interest rate swap agreement as an effective cash flow hedge (see Notes 8 and 9).  No ineffectiveness on the cash flow hedge was recognized as of August 29, 2009 and none is anticipated over the term of the agreement.  There were no amounts reclassified from other comprehensive income to interest expense as of August 29, 2009 and no amount is expected to be reclassified in the next twelve months.  Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreement to achieve the fixed rate on the debt.  This interest rate swap agreement does not contain any credit risk related contingent features.  For the 2009 nine month period, the amount of gain recognized on the effective portion of this interest rate swap agreement in other comprehensive income was less than $1, before taxes.  As of August 29, 2009, the value of the interest rate swap asset was less than $1 and is included in other noncurrent assets on Griffin’s consolidated balance sheet.

On February 27, 2009, Griffin closed on a $10 million Revolving Line of Credit with Doral Bank (the “Credit Line”) that has a term of two years, but may be extended for an additional year by Griffin.  The Credit Line is collateralized by several of Griffin Land’s buildings in Griffin Center and Griffin Center South.  The interest rate on the Credit Line is the greater of the prime rate plus 1.5% or 6.88%.  As of August 29, 2009, the prime rate was 3.25%.  Griffin is using this facility for seasonal working capital needs, to supplement cash flow from operations and for general corporate purposes.  As of August 29, 2009, $2.5 million was outstanding under the Credit Line.  The initial borrowings under the Credit Line were used to prepay, on April 1, 2009, Griffin’s 8.54% nonrecourse mortgage that was due on July 1, 2009.  The mortgage had a balance of $7.4 million when it was repaid and there was no prepayment penalty.  Three of the four buildings that were collateral for the mortgage that was repaid were included in the collateral of a new nonrecourse mortgage that closed on July 9, 2009 (see below).

On July 9, 2009, Griffin closed on a mortgage for $8.5 million with People’s United Bank (“the People’s Bank Mortgage”) on four of its industrial buildings in Tradeport, three of which were included in the collateral on the mortgage that was repaid on April 1, 2009 (see above).  The People’s Bank Mortgage is nonrecourse, however, a subsidiary of Griffin entered into a ten-year master lease on 90% of the space in the mortgaged buildings.  The master lease will stay in effect until overall occupancy and operating results of the collateral properties increase to certain levels.  If not terminated earlier, the master lease will expire at the end of the mortgage term.  In addition, the People’s Bank Mortgage may be increased in increments up to an aggregate borrowing of $10.5 million if the leasing of the currently vacant space meets certain criteria.  The People’s Bank Mortgage has a term of ten years with principal and interest payments based on a twenty-five year amortization period.  The interest rate under the People’s Bank Mortgage is a floating rate, but, as discussed below, Griffin entered into an interest rate swap agreement that effectively fixes the interest rate over the term of the loan at 6.58%.

At the time Griffin closed on the People’s Bank Mortgage, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $8.5 million at inception to fix the interest rate of the amount borrowed at the inception of this loan for the entire time the loan is outstanding.  Payments under this swap agreement commenced at the same time as payments made under the People’s Bank Mortgage and such payments will be made at the same time as the remaining loan payments will be made over the ten-year terms of the loan and swap agreement.  Griffin is accounting for this interest rate swap agreement as an effective cash flow hedge (see Notes 8 and 9).  No ineffectiveness on the cash flow hedge was recognized as of August 29, 2009 and none is anticipated over the term of the agreement.  There were no amounts reclassified from other comprehensive income to interest expense as of August 29, 2009 and $1 is expected to be reclassified over the next twelve months.  For the 2009 nine month period, the amount of loss recognized on the effective portion of this interest rate swap agreement in other comprehensive income was $17, before taxes.  As of August 29, 2009, this interest rate swap liability was $17 and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.  This interest rate swap agreement does not contain any credit risk related contingent features.

In connection with a prepayment of $1.0 million in fiscal 2007 on Griffin Land’s 6.08% mortgage due January 1, 2013, the debt service coverage ratio requirement was deferred until the twelve month period ending December 31, 2009.  As of August 29, 2009, Griffin Land expects that it will not be in compliance with the debt service coverage ratio requirement as of December 31, 2009 based upon the current occupancy in the buildings that collateralize that mortgage.  Griffin Land expects to work with the lender in the 2009 fourth quarter to waive or defer this requirement, but there can be no assurance that the lender will do so.

8.    Stockholders’ Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008

Net loss as reported for computation
of basic and diluted per share results	$(1,436)	$(1,269)	$(4,231)	$(3,255)

Weighted average shares outstanding for
computation of basic per share results	5,082,000	5,044,000	5,077,000	5,060,000

Incremental shares from assumed exercise
of Griffin stock options (a)	-	-	-	-

Weighted average shares outstanding for
computation of diluted per share results	5,082,000	5,044,000	5,077,000	5,060,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  The incremental shares from the assumed exercise of stock options in the thirteen and thirty-nine weeks ended August 29, 2009 would have been 33,000 and 36,000, respectively.  The incremental shares from the assumed exercise of stock options in the thirteen and thirty-nine weeks ended August 30, 2008 would have been 72,000 and 87,000, respectively.

Stock Options

In the 2009 second quarter, the Board of Directors adopted the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”), which replaced the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the “1997 Stock Option Plan”).  The 2009 Stock Option Plan was approved by Griffin’s stockholders at Griffin’s 2009 Annual Meeting of Stockholders held on May 12, 2009.  The 2009 Stock Option Plan makes available options to purchase 386,926 shares of Griffin common stock, which includes 161,926 options to purchase the 161,926 shares that were available for issuance under the 1997 Stock Option Plan at the time it was replaced.  The Compensation Committee of Griffin’s Board of Directors administers the 2009 Stock Option Plan. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Board of Directors. Vesting of all of Griffin's previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.

Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at August 29, 2009 may be exercised as stock appreciation rights.

In the 2009 nine month period, 61,749 stock options were granted under the 1997 Stock Option Plan, including 60,000 stock options granted to employees and 1,749 stock options granted to a director upon his initial election to Griffin’s Board of Directors.  In addition, in the 2009 nine month period 8,514 stock options were issued to the non-employee directors under the 2009 Stock Option Plan upon their reelection to Griffin’s Board of Directors.  There were 29,704 stock options issued in the 2008 nine month period, including 25,000 stock options issued to an employee and 4,704 issued to directors upon their reelection to Griffin’s Board of Directors.   The fair values of the stock options granted during the 2009 and 2008 nine month periods were as follows:

For the 39 Weeks Ended,
August 29, 2009		August 30, 2008
Number of Options	Fair Value per Option	Number of Options	Fair Value per Option

22,500	$14.88	25,000	$14.82
22,500	$14.40	4,704	$14.95
15,000	$10.54
8,514	$13.02
1,749	$15.53

The fair values of all options granted were estimated as of each grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted were as follows:

	For the 39 Weeks Ended,
	August 29, 2009	August 30, 2008

Expected volatility	37.7% to 43.5%	38.6% to 41.1%
Risk free interest rate	1.6% to 2.7%	3.5%
Expected option term	5 to 8.5 years	7 to 8 years
Annual dividend yield	$0.40	$0.40

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 39 Weeks Ended,
	August 29, 2009		August 30, 2008
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	89,368	$15.56	218,378	$14.13
Exercised	(14,020)	$16.59	(115,930)	$13.43
Vested	6,154	$34.57	5,140	$31.13
Granted and vested	1,749	$34.30	-	-
Forfeited	(2,118)	$31.06	-	-
Outstanding at end of period	81,133	$16.82	107,588	$15.70

Range of Exercise Prices for Vested Options	Outstanding at August 29, 2009	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$11.00-$14.00	48,544	$11.95	1.2	$903	$239
$15.00-$18.00	15,322	$16.80	2.1	210	98
$24.00-$39.00	17,267	$30.52	6.7	34	275
	81,133	$16.82	2.5	$1,147	$612

	For the 39 Weeks Ended,
	August 29, 2009		August 30, 2008
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	40,684	$33.66	18,348	$32.62
Granted	68,514	$32.46	29,704	$34.03
Vested	(6,154)	$34.57	(5,140)	$31.13
Forfeited	(1,667)	$30.95	(2,228)	$35.89
Nonvested at end of period	101,377	$32.84	40,684	$33.66

Range of Exercise Prices for Nonvested Options	Outstanding at August 29, 2009	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$28.00-$31.00	12,849	$29.12	8.8	$20	$183
$33.00-$35.00	88,528	$33.38	9.1	-	1,240
	101,377	$32.84	9.0	$20	$1,423

Number of option holders at August 29, 2009	21

Compensation expense for stock options recognized in the 2009 third quarter and nine month period was $93 and $274, respectively, with related tax benefits of $23 and $71, respectively.  Compensation expense for stock options recognized in the 2008 third quarter and nine month period was $33 and $133, respectively, with related tax benefits of $9 and $39, respectively.

As of August 29, 2009, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2009	$92
Fiscal 2010	$349
Fiscal 2011	$263
Fiscal 2012	$141
Fiscal 2013	$56
Fiscal 2014	$7

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income in the 2009 and 2008 nine month periods consist of the following:

	For the 39 Weeks Ended,
	Aug. 29, 2009	Aug. 30, 2008

Balance at beginning of period	$646	$5,002
Decrease in fair value of Centaur Media, net of taxes of ($85)
and ($874), respectively	(159)	(1,622)
Increase (decrease) in fair value of Centaur Media, due to exchange
gain (loss), net of taxes of $61 and ($315), respectively	114	(586)
Decrease in value of cash flow hedges, net of tax of ($6)	(11)	-
Balance at end of period	$590	$2,794

Accumulated other comprehensive income is comprised of the following:

	Aug. 29, 2009	Nov. 29, 2008
Change in the value of Centaur Media plc	$417	$462
Actuarial gain on postretirement benefit plan	184	184
Change in value of cash flow hedges	(11)	-
	$590	$646

Cash Dividends

In both the 2009 and 2008 nine month periods, Griffin declared three cash dividends of $0.10 per common share each.

9.      Supplemental Financial Statement Information

Fair Value of Assets, Liabilities and Interest Rate Hedges

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

Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities.  Level 1 securities include Griffin’s short-term (trading account) investments and available-for-sale securities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 liabilities include Griffin’s two interest rate swap derivatives.  The fair values of Griffin’s interest rate swap derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.

Therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

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

The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis as of August 29, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities	$453	$-	$-

Available for sale securities	$3,305	$-	$-

Interest rate swaps	$-	$(17)	$-

At August 29, 2009 and November 29, 2008, the fair values of Griffin’s fixed rate mortgages were $38.3 million and $45.5 million, respectively.  The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for similar loans.

Deferred Revenue on Land Sale

In fiscal 2006, Griffin sold 130 acres of undeveloped land in Tradeport for cash proceeds of $13.0 million.  As provided under the contract for the sale of that land and under the State Traffic Commission Certificate covering the area in Tradeport located in Windsor, Connecticut, certain improvements to existing roads were required.  The cost of these improvements was the responsibility of Griffin, however, a portion of the costs were reimbursed from the purchaser of the land or performed by the town.  As a result of Griffin’s continuing involvement with the required road improvements, that land sale was accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on the sale were recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required road improvements.  Griffin’s consolidated statement of operations for the 2008 third quarter and nine month period included revenue of $0.1 million and $1.0 million, respectively, and pretax gains of $0.1 million and $0.7 million, respectively, from this land sale.  As of November 29, 2008, the required road improvements were completed and all of the costs incurred, therefore, all of the revenue and pretax gain on the sale were recognized as of that date.  Accordingly, there is no revenue or pretax gain related to this transaction in the 2009 nine month period.

Supplemental Cash Flow Information

The decreases of $69 and $3,397, respectively, in the 2009 and 2008 nine month periods in Griffin’s investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at August 29, 2009 and November 29, 2008 were $1,660 and $983, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease increased by $677 and $508 in the 2009 and 2008 nine month periods, respectively.

As of August 29, 2009, included in Griffin’s accrued liabilities is a dividend payable of $508 reflecting a dividend on Griffin’s common stock declared prior to the end of the 2009 third quarter and paid subsequent to the end of the 2009 third quarter.  As of November 29, 2008, Griffin’s accrued liabilities included $507 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2008 and paid in the 2009 first quarter.

Interest payments, net of capitalized interest, were $2.5 million and $2.4 million in the 2009 and 2008 nine month periods, respectively.

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	August 29, 2009	November 29, 2008
Land		$436	$715
Land improvements	10 to 20 years	1,561	5,650
Buildings and improvements	10 to 40 years	1,852	3,060
Machinery and equipment	3 to 20 years	11,827	17,529
		15,676	26,954
Accumulated depreciation		(12,861)	(20,517)
		$2,815	$6,437

In the 2009 third quarter, the net book value of Imperial’s Quincy, Florida farm that was shut down and subsequently leased to another landscape nursery grower was reclassified from property and equipment to real estate held for lease.  The net book value of these assets was $2,887 as of August 29, 2009 (see Notes 3 and 5).

Griffin did not incur any new capital lease obligations in the 2009 nine month period.  Griffin incurred new capital lease obligations of $70 in the 2008 nine month period.

Income Taxes

Griffin’s effective income tax rate was 37.3% in the 2009 nine month period as compared to 38.9% in the 2008 nine month period.  The effective tax rate used in the 2009 nine month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Included in the net decrease in deferred income tax liabilities of $1,257 in the 2009 nine month period was a decrease of $24 related to a decrease in the mark to market adjustment on Griffin’s investment in Centaur Media and a decrease of $6 related to the value of derivatives that were entered into in the 2009 nine month period.  The net decrease in deferred taxes in the 2008 nine month period includes $1,189 related to the mark to market adjustment related to Centaur Media.  These decreases to deferred income tax liabilities are included as credits in Griffin’s comprehensive loss for the 2009 and 2008 nine month periods.  All other changes to deferred tax liabilities and all changes in deferred tax assets relate to Griffin’s income tax benefits for the 2009 and 2008 nine month periods.

Postretirement Benefits

Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its retirees.  The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets.  Griffin’s postretirement benefits are unfunded, with benefits to be paid from Griffin's general assets.  Griffin’s contributions to its postretirement benefits program in the 2009 and 2008 nine month periods were $3 and $4, respectively, with an expected contribution of $5 for the fiscal 2009 full year.  The components of Griffin's postretirement benefits expense are immaterial for all periods presented.

10.      Commitments and Contingencies

As of August 29, 2009, Griffin had committed purchase obligations of $0.4 million, principally for Griffin Land’s infrastructure and project planning costs and for the purchase of plants and raw materials by Imperial.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters will not be material, individually or in the aggregate, to Griffin’s consolidated financial position, results of operations or cash flows.

11.      Subsequent Events

In accordance with SFAS No. 165, Griffin has evaluated any events or transactions occurring after August 29, 2009, the balance sheet date, through the time of filing on October 8, 2009, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the thirteen and thirty-nine weeks ended August 29, 2009.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and thirty-nine weeks ended August 29, 2009 are consistent with those used by Griffin to prepare its fiscal 2008 financial statements.

Summary

Griffin incurred a net loss for the thirteen weeks ended August 29, 2009 (the “2009 third quarter”) of $1.4 million as compared to a net loss of $1.3 million for the thirteen weeks ended August 30, 2008 (the “2008 third quarter”).  The higher net loss in the 2009 third quarter principally reflects an increase of approximately $0.1 million in the operating loss incurred by Imperial, an increase of approximately $0.1 million in interest expense and a decrease of approximately $0.1 million in investment income in the 2009 third quarter as compared to the 2008 third quarter, partially offset by the tax effects of these items.  Operating profit at Griffin Land and general corporate expense were essentially unchanged in the 2009 third quarter as compared to the 2008 third quarter.  The higher operating loss at Imperial principally reflects lower net sales and a decrease in margins on sales, partially offset by lower selling, general and administrative expenses in the current quarter.  Griffin Land’s operating results reflect an increase in results from its leasing operations offset by the effect of not having any property sales in the 2009 third quarter.  Griffin Land reported a gain of $0.3 million from property sales in the 2008 third quarter.  The increase in interest expense reflects a higher amount of debt outstanding in the 2009 third quarter as compared to the 2008 third quarter.  The lower investment income reflects a lower average amount of short-term investments on hand in the 2009 third quarter as compared to the 2008 third quarter.

Griffin incurred a net loss for the thirty-nine weeks ended August 29, 2009 (the “2009 nine month period”) of $4.2 million as compared to a net loss of $3.3 million for the thirty-nine weeks ended August 30, 2008 (the “2008 nine month period”).  The higher net loss in the 2009 nine month period principally reflects an increase of approximately $1.0 million in the operating loss incurred by Imperial, an increase of approximately $0.1 million in interest expense and a decrease of $0.5 million in investment income, partially offset by an increase of $0.2 million in operating profit at Griffin Land.  Griffin’s general corporate expense was essentially unchanged in the 2009 nine month period as compared to the 2008 nine month period.  The higher operating loss at Imperial principally reflects lower gross profit due to: (i) lower net sales; (ii) lower margins on sales; and (iii) a higher charge for unsaleable inventories.  Lower selling, general and administrative expenses at Imperial partially offset the lower gross profit.  Griffin Land’s increase in operating profit reflects higher profit from its leasing operations partially offset by the effect of not having any property sales in the 2009 nine month period.  Griffin Land reported a gain of $0.9 million from property sales in the 2008 nine month period.  The increase in interest expense reflects a higher amount of debt outstanding due to new borrowings entered into this year.  The decrease in investment income reflects a lower average amount of short-term investments in the 2009 nine month period as compared to the 2008 nine month period and lower dividend income from Griffin’s investment in Centaur Media plc (“Centaur”).

Results of Operations

Thirteen Weeks Ended August 29, 2009 Compared to the Thirteen Weeks Ended August 30, 2008

Griffin’s consolidated total revenue decreased from $7.9 million in the 2008 third quarter to $7.8 million in the 2009 third quarter due to a $0.3 million decrease in revenue at Imperial partially offset by a $0.2 million increase in revenue at Griffin Land.

Total revenue at Griffin Land increased from $4.0 million in the 2008 third quarter to $4.2 million in the 2009 third quarter reflecting an increase of $0.5 million of rental revenue from leasing operations offset by a $0.3 million decrease in revenue from property sales. The increase in rental revenue principally reflects: (i) $0.5 million from leasing previously vacant space; and (ii) $0.3 million from leasing parts of two newly constructed facilities in New England Tradeport (“Tradeport”), Griffin Land’s industrial park in Windsor and East Granby, Connecticut; partially offset by (iii) a decrease of $0.3 million from leases that expired and were not renewed.  The two new Tradeport facilities are an approximate 100,000 square foot building that was completed and placed in service in the 2008 fourth quarter and an approximate 304,000 square foot build-to-suit facility that was completed and placed in service in August 2009.  The new build-to-suit facility was built this year upon entering into a ten-year lease with Tire Rack, Inc. (“Tire Rack”), a private company.  Tire Rack is initially leasing approximately 257,000 square feet of this new building.  Under certain conditions, but no later than the beginning of the sixth year of the lease, Tire Rack is required to lease the entire building.  The lease also contains provisions for a potential expansion that would increase the size of the building up to approximately 450,000 square feet.

The decrease in revenue from property sales by Griffin Land reflects there being no property sales in the 2009 third quarter whereas the 2008 third quarter included $0.3 million of revenue from property sales principally reflecting revenue recognized on the sale of undeveloped Tradeport land to Walgreen Co. (“Walgreen”) that closed in 2006 and was accounted for under the percentage of completion method.  All of the previously deferred revenue related to the 2006 land sale to Walgreen was recognized as of the end of fiscal 2008.  Property sales occur periodically, and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of August 29, 2009	2,420,000	1,893,000	78%
As of November 29, 2008	2,116,000	1,684,000	80%
As of August 30, 2008	2,016,000	1,342,000	67%

The increase of 404,000 square feet in total space from the 2008 third quarter to the 2009 third quarter reflects the two new Tradeport buildings that were completed and placed in service in the last twelve months.  The increase in square footage leased from the 2008 third quarter to the 2009 third quarter principally reflects leases aggregating approximately 315,000 square feet in the two new Tradeport buildings and leasing approximately 348,000 square feet of previously vacant space, including the entire approximate 308,000 square foot warehouse in Manchester, Connecticut that had been vacant, partially offset by leases aggregating approximately 89,000 square feet that expired and were not renewed and a lease of approximately 22,000 square feet that expired and was not renewed  because the tenant relocated into a larger space in the 100,000 square foot Tradeport building that was placed in service in the 2008 fourth quarter.

The increase in square footage leased during the first nine months of fiscal 2009 reflects approximately 257,000 square feet of the new 304,000 square foot building being leased and a new lease of approximately 40,000 square feet for an entire office building that had been vacant in Griffin Center South, partially offset by leases for approximately 89,000 square feet that expired and were not renewed.   Market activity, as evidenced by inquiries from prospective tenants for industrial and office space, continued to be very soft through the 2009 third quarter, reflecting the weak economy.

Net sales and other revenue at Imperial decreased from $3.8 million in the 2008 third quarter to $3.5 million in the 2009 third quarter.  The decrease in net sales reflects lower net sales from both the Connecticut and Florida growing operations.  Net sales from the Connecticut farm decreased from $2.4 million in the 2008 third quarter to $2.2 million in the 2009 third quarter, despite a 20% increase in unit sales volume.  The increase in unit sales from Connecticut reflects increased sales of plants in smaller sized containers and was more than offset by the effect of an approximate 13% overall decline in pricing, reflecting price reductions made by Imperial to stimulate sales and maintain competitive pricing in a weak market.  Market conditions for growers of landscape nursery plants were poor this year as the weak economy and lack of new commercial and residential construction reduced demand for landscape nursery plants.   Conditions are not expected to improve in the near future, as the oversupply of product available for sale by growers of landscape nursery product is expected to continue to depress pricing and may deter customers from placing advance orders this fall for spring 2010 deliveries as they may expect an oversupply of product to be available for purchase next spring at lower price points.  The poor market conditions may require Imperial to maintain inventory for longer than originally expected, which would result in higher cost of goods sold in future periods due to increased holding costs.

Imperial’s sales from its Florida farm in the 2009 third quarter reflect the final sales prior to the completion of the previously announced shutdown of that facility by Imperial.  Imperial expects to continue to operate its Connecticut farm.  Net sales from the Florida farm decreased from $1.4 million in the 2008 third quarter to $1.2 million in the 2009 third quarter, although unit sales volume was significantly higher in the 2009 third quarter as compared to the 2008 third quarter.  Pricing in the current year was significantly lower than the prior year due to the weak economy and price reductions to move the remaining Florida inventory prior to the shutdown of the Florida operations.  A significant portion of the sales from the Florida facility in the current quarter was for product that had not reached its normal saleable size but needed to be sold prior to the shutdown of that facility.

On August 1, 2009, Imperial entered into a six-year lease with Tri-B Nursery, Inc., (“Tri-B”), a private company that grows landscape nursery products to lease the Florida farm to Tri-B.  The lease includes an option for Tri-B to purchase that facility at any time during the lease at an agreed upon price, with 50% of any rental payments made during the fourth, fifth and sixth years of the lease applied to the purchase price.

Griffin incurred a consolidated operating loss, including general corporate expense, of $1.6 million in the 2009 third quarter as compared to a consolidated operating loss, including general corporate expense, of $1.5 million in the 2008 third quarter, reflecting an increase of approximately $0.1 million in the operating loss incurred by Imperial in the 2009 third quarter as compared to the 2008 third quarter.  Operating profit at Griffin Land and general corporate expense were essentially unchanged in the 2009 third quarter as compared to the 2008 third quarter.

 Operating profit at Griffin Land in the 2009 and 2008 third quarters was as follows:

	2009	2008
	Third Qtr.	Third Qtr.
	(dollars in thousands)
Rental revenue	$4,246	$3,785
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(1,659)	(1,399)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	2,587	2,386
Revenue from property sales	-	255
Costs related to property sales	-	1
Gain from property sales	-	256
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	2,587	2,642
General and administrative expenses excluding depreciation
and amortization expense (a)	(599)	(800)
Profit before depreciation and amortization expense (a)	1,988	1,842
Depreciation and amortization expense related to costs of
rental revenue	(1,362)	(1,227)
Depreciation and amortization expense - other	(8)	(9)
Operating profit	$618	$606

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

The increase of approximately $0.2 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the $0.5 million increase in rental revenue partially offset by a $0.3 million increase in costs related to rental revenue excluding depreciation and amortization expense.  The higher costs principally reflect $0.1 million related to the two new Tradeport buildings that were placed in service after the end of the 2008 third quarter, an increase of $0.1 million of expenses at all of Griffin Land’s other properties and $0.1 million to write off deferred costs related to transactions that will not be closed.

There were no property sales in the 2009 third quarter.  The gain from property sales in the 2008 third quarter principally reflected the recognition of a portion of the previously deferred gain from the land sale to Walgreen that closed in 2006.  As of November 29, 2008, all of the previously deferred gain on the 2006 sale of Tradeport land to Walgreen had been recognized.

Griffin Land’s general and administrative expenses decreased approximately $0.2 million in the 2009 third quarter as compared to the 2008 third quarter, principally reflecting a $0.1 million decrease in incentive compensation expense in the current quarter and an aggregate decrease of $0.1 million in all other general and administrative expenses.  Depreciation and amortization expense at Griffin Land increased approximately $0.1 million in the 2009 third quarter as compared to the 2008 third quarter principally reflecting depreciation expense related to the two new Tradeport buildings that were placed in service after the end of the 2008 third quarter.

Imperial’s operating losses for the 2009 and 2008 third quarters were as follows:

	2009	2008
	Third Qtr.	Third Qtr.
	(dollars in thousands)
Net sales and other revenue	$3,528	$3,824
Cost of goods sold	3,715	3,797
Gross (loss) profit	(187)	27
Selling, general and administrative expenses	(988)	(1,123)
Operating loss	$(1,175)	$(1,096)

The $0.1 million increase in Imperial’s operating loss principally reflects a $0.2 million decrease in gross profit partially offset by a $0.1 million decrease in selling, general and administrative expenses.  The decrease in gross profit principally reflects $0.2 million due to lower pricing on sales from Imperial’s Connecticut farm and an increase of $0.2 million for a charge for unsaleable inventories, which increased from approximately $0.3 million in the 2008 third quarter to $0.5 million in the 2009 third quarter, partially offset by a $0.2 million reduction to cost of goods sold upon the completion of the shutdown of Imperial’s Florida farm.  The reduction in cost of goods sold related to the shutdown of the Florida farm reflects the difference between the estimated inventory reserve at year end 2008 and actual results in 2009.

Imperial’s gross margin on sales from its Connecticut farm, excluding the effect of the charges for unsaleable inventories in the 2009 and 2008 third quarters, decreased significantly, from 21.3% in the 2008 third quarter to 3.3% in the 2009 third quarter.  The decrease principally reflects the lower pricing this year.

The $0.1 million decrease in Imperial’s selling, general and administrative expenses principally reflects lower donations and contributions expense and lower consulting expenses.   As a percentage of net sales, Imperial’s selling, general and administrative expenses decreased from 29.4% in the 2008 third quarter to 28.0% in the 2009 third quarter.

Griffin’s general corporate expense of $1.0 million in the 2009 third quarter was essentially unchanged from the 2008 third quarter.  The effect of lower incentive compensation expense in the current quarter and lower audit expense, due to timing, essentially offset higher expenses related to Griffin’s nonqualified savings plan.

Griffin’s consolidated interest expense increased from approximately $0.8 million in the 2008 third quarter to approximately $0.9 million in the 2009 third quarter.  Griffin’s average outstanding debt was $57.0 million in the 2009 third quarter as compared to $48.9 million in the 2008 third quarter, principally reflecting borrowings under a new construction to permanent mortgage loan and a new revolving credit facility to finance the construction of the new 304,000 square foot build-to-suit facility in Tradeport that was recently completed and for working capital purposes.

Griffin reported investment income of $28,000 in the 2009 third quarter as compared to $0.1 million in the 2008 third quarter.  The decrease in investment income principally reflects a reduction in Griffin’s short-term investments in the 2009 third quarter as compared to the 2008 third quarter.  Short-term investments averaged $0.5 million in the 2009 third quarter as compared to $12.2 million in the 2008 third quarter.  The decrease in short-term investments reflects the use of funds for investment in Griffin’s real estate assets and for working capital, including maintaining a higher balance of cash and cash equivalents on hand.

Griffin’s effective income tax rate was 40.4% in the 2009 third quarter as compared to 40.6% in the 2008 third quarter.  The effective tax rate reflects the statutory federal tax rate adjusted for state income taxes.  The effective tax rate used in the 2009 third quarter was based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Thirty-Nine Weeks Ended August 29, 2009 Compared to the Thirty-Nine Weeks Ended August 30, 2008

Griffin’s consolidated total revenue decreased from $33.4 million in the 2008 nine month period to $32.1 million in the 2009 nine month period due to a $1.8 million decrease in revenue at Imperial partially offset by a $0.5 million increase in revenue at Griffin Land.

Total revenue at Griffin Land increased from $12.1 million in the 2008 nine month period to $12.6 million in the 2009 nine month period, reflecting an increase of approximately $1.6 million of rental revenue from its leasing operations partially offset by a decrease of approximately $1.1 million in revenue from property sales.  The increase in rental revenue principally reflects: (i) $1.5 million from leasing previously vacant space; (ii) $0.5 million from the two newly constructed facilities in Tradeport; partially offset by (iii) a decrease of approximately $0.5 million from leases that expired and were not renewed.

The decrease in revenue from property sales by Griffin Land reflects there being no property sales in the 2009 nine month period, whereas the 2008 nine month period included $0.9 million of revenue from property sales principally reflecting revenue recognized on the sale of undeveloped Tradeport land to Walgreen that closed in 2006 and was accounted for under the percentage of completion method.  All of the previously deferred revenue related to the 2006 land sale to Walgreen was recognized as of the end of fiscal 2008.  Property sales occur periodically and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial decreased from $21.3 million in the 2008 nine month period to $19.5 million in the 2009 nine month period.  The decrease in net sales reflects lower net sales from both the Connecticut and Florida growing operations.  Net sales from the Connecticut farm decreased from approximately $12.5 million in the 2008 nine month period to approximately $11.8 million in the 2009 nine month period.  Unit sales volume was essentially unchanged in the 2009 nine month period as compared to the 2008 nine month period, but an approximate 8% overall decline in pricing resulted in the lower total net sales.  The lower pricing reflected Imperial’s efforts to stimulate sales and maintain competitive pricing in a weak market.  Market conditions for growers of landscape nursery plants were poor this year as the weak economy and lack of new commercial and residential construction reduced demand for landscape nursery plants.  Conditions are not expected to improve in the near future, as the oversupply of product available for sale by growers of landscape nursery product is expected to continue to depress pricing and may deter customers from placing advance orders this fall for spring 2010 deliveries as they may expect an oversupply of product to be available for purchase next spring at lower price points.  The poor market conditions may require Imperial to maintain inventory for longer than originally expected, which would result in higher cost of goods sold in future periods due to increased holding costs.

Imperial’s sales from its Florida farm during the 2009 nine month period reflects the sale of inventory prior to the completion of the shutdown of that facility by Imperial.  Imperial expects to continue to operate its Connecticut farm.  Net sales of the Florida farm decreased from approximately $8.8 million in the 2008 nine month period to approximately $7.7 million in the 2009 nine month period despite a unit sales volume increase of 48% in the 2009 nine month period as compared to the 2008 nine month period.   Pricing in the current year was significantly lower than the previous year due principally to the weak economy and price reductions to move the remaining Florida inventory prior to the shutdown of the Florida farm, including a portion of the Florida product being sold before it reached normal saleable size.

Griffin incurred a consolidated operating loss, after general corporate expense, of $4.4 million in the 2009 nine month period as compared to a consolidated operating loss, after general corporate expense, of $3.6 million in the 2008 nine month period.  The higher operating loss in the 2009 nine month period principally reflects a $1.0 million increase in Imperial’s operating loss partially offset by a $0.2 million increase in Griffin Land’s operating profit.  Griffin’s general corporate expense was essentially unchanged in the 2009 nine month period as compared to the 2008 nine month period.

Operating profit at Griffin Land in the 2009 and 2008 nine month periods was as follows:

	2009	2008
	Nine Month Period	Nine Month Period
	(dollars in thousands)

Rental revenue	$12,570	$11,027
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(5,260)	(5,044)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	7,310	5,983

Revenue from property sales	-	1,081
Costs related to property sales	-	(178)
Gain from property sales	-	903

Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	7,310	6,886
General and administrative expenses excluding depreciation
and amortization expense (a)	(2,000)	(2,164)
Profit before depreciation and amortization expense (a)	5,310	4,722
Depreciation and amortization expense related to costs of
rental revenue	(4,090)	(3,704)
Depreciation and amortization expense - other	(24)	(26)
Operating profit	$1,196	$992

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

The increase of $1.3 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense reflects the $1.5 million increase in rental revenue partially offset by a $0.2 million increase in costs related to rental revenue excluding depreciation and amortization expense.  The higher costs principally reflect costs related to the two new Tradeport buildings that were in service for all or part of the 2009 nine month period as compared to not being in service during the 2008 nine month period.

There were no property sales in the 2009 nine month period.  The gain from property sales in the 2008 nine month period principally reflected the recognition of a portion of the previously deferred gain from the land sale to Walgreen that closed in 2006.  As of November 29, 2008, all of the previously deferred gain on the 2006 sale of Tradeport land to Walgreen had been recognized.

Griffin Land’s general and administrative expenses decreased approximately $0.2 million in the 2009 nine month period as compared to the 2008 nine month period due principally to lower incentive compensation expense of $0.1 million and a net decrease in all other general and administrative expenses of approximately $0.1 million.  Depreciation and amortization expense at Griffin Land increased approximately $0.4 million in the 2009 nine month period as compared to the 2008 nine month period, due principally to depreciation expense of $0.3 million related to the new Tradeport buildings placed in service after the end of the 2008 nine month period and $0.1 million of amortization expense related to commissions on leases that started after the 2008 nine month period.

Imperial’s operating losses for the 2009 and 2008 nine month periods were as follows:

	2009	2008
	Nine Month Period	Nine Month Period
	(dollars in thousands)

Net sales and other revenue	$19,545	$21,301
Cost of goods sold	18,429	18,716
Gross profit	1,116	2,585
Selling, general and administrative expenses	(3,339)	(3,835)
Operating loss	$(2,223)	$(1,250)

The $1.0 million increase in Imperial’s operating loss reflects an approximate $1.5 million decrease in gross profit substantially offset by an approximate $0.5 million decrease in selling, general and administrative expenses.  The decrease in gross profit reflects lower pricing and higher charges for unsaleable inventories, which increased from $0.6 million in the 2008 nine month period to $1.2 million in the 2009 nine month period, partially offset by a $0.2 million reduction of cost of goods sold upon the completion of the shutdown of the Florida farm.  The reduction in cost of goods sold related to the shutdown of the Florida farm reflects the difference between the estimated inventory reserve at year end 2008 and actual results in 2009.

Imperial’s gross margin on sales from its Connecticut farm, excluding the effect of the charges for unsaleable inventories in the 2009 and 2008 nine month periods, decreased from 23.3% in the 2008 nine month period to 15.6% in the 2009 nine month period.  The decrease principally reflects the lower pricing this year.

The $0.5 million decrease in Imperial’s selling, general and administrative expenses reflects a decrease of $0.3 million of selling expenses, due to lower commission expenses resulting from the decrease in sales, and a decrease of $0.2 million in general and administrative expenses, due principally to lower donation and contribution expenses and lower consulting expense.  As a percentage of net sales, Imperial’s selling, general and administrative expenses decreased from 18.0% in the 2008 nine month period to 17.1% in the 2009 nine month period.

Griffin’s general corporate expense was essentially unchanged in the 2009 nine month period as compared to the 2008 nine month period.

Griffin’s consolidated interest expense increased from $2.4 million in the 2008 nine month period to $2.5 million in the 2009 nine month period.  Griffin’s average outstanding debt in the 2009 nine month period was $52.7 million as compared to $49.3 million in the 2008 nine month period, principally reflecting borrowings under a new construction to permanent mortgage loan and a new revolving credit facility to finance the construction of the new 304,000 square foot build-to-suit facility in Tradeport that was recently completed and for working capital purposes.

Griffin’s investment income decreased from $0.7 million in the 2008 nine month period to $0.2 million in the 2009 nine month period.  The decrease in investment income reflects a reduction in short-term investments in the 2009 nine month period as compared to the 2008 nine month period, lower investment returns in the current nine month period attributed to lower short-term interest rates this year, and lower dividend income received from Centaur.  Short-term investments averaged $4.1 million in the 2009 nine month period as compared to $17.9 million in the 2008 nine month period.  The decrease in short-term investments reflects the use of funds for investment in Griffin’s real estate assets and for working capital.

Griffin’s effective income tax rate was 37.3% for the 2009 nine month period, as compared to 38.9% for the 2008 nine month period.  The effective tax rate for the 2009 and 2008 nine month periods reflect the statutory federal income tax rate adjusted for state income taxes.  Griffin’s effective tax rate for the 2009 nine month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $9.0 million in the 2009 nine month period as compared to $8.3 million in the 2008 nine month period.  Net cash provided by operating activities in the 2009 nine month period includes $8.1 million of cash generated from a reduction of short-term investments as compared to $12.2 million of cash generated from a reduction of short-term investments in the 2008 nine month period.  Excluding the reduction of short-term investments in each period, Griffin had net cash provided by operating activities of $0.9 million in the 2009 nine month period as compared to net cash used in operating activities of $3.9 million in the 2008 nine month period.  The change in cash provided by operating activities in the 2009 nine month period as compared to the 2008 nine month period principally reflects the reduction of inventories at Imperial, mostly due to the liquidation of inventory at Imperial’s Florida farm as a result of the shutdown of that facility this year.

In the 2009 nine month period, Griffin had net cash of $15.5 million used in investing activities as compared to net cash of $9.1 million used in investing activities in the 2008 nine month period.  The net cash used in investing activities in the 2009 nine month period principally reflects additions to Griffin Land’s real estate assets, mainly for the construction of the new approximate 304,000 square foot build-to-suit facility in Tradeport that was built as a result of Griffin Land entering into a ten-year lease with Tire Rack for this new building (see above).  Additions to property and equipment at Imperial were minimal in the 2009 nine month period as compared to $0.4 million in the 2008 nine month period, principally to replace equipment used in Imperial’s farming operations.

Net cash provided by financing activities was $11.1 million in the 2009 nine month period as compared to net cash of $5.2 million used in financing activities in the 2008 nine month period.  The net cash provided by financing activities in the 2009 nine month period principally reflects $21.6 million of proceeds from new borrowings, including approximately $10.6 million from a construction to permanent mortgage loan on the new approximate 304,000 square foot Tradeport building, approximately $8.5 million from a new mortgage on four other Tradeport buildings and $2.5 million of net borrowings from a new revolving credit line that closed during the 2009 nine month period.  Financing activities in the 2009 nine month period also includes $8.4 million for payments of principal on Griffin Land’s nonrecourse mortgages, including $7.4 million for the early repayment of the mortgage originally due July 1, 2009, $1.5 million of dividend payments on Griffin’s common stock, and $0.8 million of debt issuance costs in connection with the borrowing facilities closed in the 2009 nine month period.

In fiscal 2007, Griffin’s Board of Directors authorized a program to repurchase, from time to time, outstanding shares of Griffin common stock.  The program to repurchase did not obligate Griffin to repurchase any specific number of shares. The program expired on December 31, 2008 and was not extended.  Griffin did not repurchase any common stock in the 2009 nine month period.

On February 6, 2009, Griffin closed on a $12 million construction to permanent loan with Berkshire Bank (the “Berkshire Bank Loan”), which provided a significant portion of the financing for construction of the new warehouse facility in Tradeport that was built for Tire Rack.  During the first year, the Berkshire Bank Loan functions as a construction loan, with Griffin Land drawing funds as construction of the new warehouse progresses.  The interest rate during the first year of the Berkshire Bank Loan is the greater of 2.75% above the thirty day LIBOR rate or 4%.  Payments during this period are for interest only.  One year after the closing date, the Berkshire Bank Loan converts to a nine-year nonrecourse mortgage collateralized by the new warehouse facility.  At the time Griffin closed on the Berkshire Bank Loan, Griffin also entered into a swap agreement with the bank for a notional principal amount of $12 million at inception to fix the interest rate for the final nine years of the loan at 6.35%.  Payments during those nine years will be for principal and interest and will be based on a twenty-five year amortization period.  Griffin is accounting for the interest rate swap agreement as an effective cash flow hedge (see Notes 7, 8 and 9 to the consolidated financial statements in Item 1).  As of August 29, 2009, Griffin had drawn $10.6 million under the Berkshire Bank Loan.

On February 27, 2009, Griffin closed on a $10 million Revolving Line of Credit with Doral Bank (the “Credit Line”) that has a term of two years, but may be extended for an additional year by Griffin.  The Credit Line is collateralized by several of Griffin Land’s buildings in Griffin Center and Griffin Center South.  The interest rate on the Credit Line is the greater of the prime rate plus 1.5% or 6.88%.  Griffin intends to use this facility for seasonal working capital needs, to supplement cash flow from operations and general corporate purposes.  As of August 29, 2009, $2.5 million was outstanding under the Credit Line.  Griffin used the initial borrowings under the Credit Line to prepay, on April 1, 2009, its 8.54% nonrecourse mortgage that was due on July 1, 2009.  The mortgage had a balance of $7.4 million when it was repaid without a prepayment penalty.

On July 9, 2009, Griffin closed on a mortgage with People’s United Bank on four of its New England Tradeport buildings, three of which collateralized the mortgage that was repaid earlier this year and another building that was not previously mortgaged.  The new mortgage financing is for a maximum of $10.5 million, with $8.5 million of proceeds received at closing and the balance to be received if currently vacant space in the buildings is leased within three years.  The mortgage is nonrecourse, but a subsidiary of Griffin entered into a ten-year master lease on 90% of the space in the mortgaged buildings.  The master lease will stay in effect until overall occupancy and operating results of the collateral properties increase to certain levels.  If not terminated earlier, the master lease will expire at the end of the mortgage term.  Interest on the mortgage is at a floating rate, but at the time of the mortgage closing Griffin entered into a swap agreement to fix the interest rate at 6.58% over the term of the loan. A portion of the proceeds were used to reduce the then outstanding balance on Griffin’s Credit Line.

In connection with a prepayment of $1.0 million in fiscal 2007 on Griffin Land’s 6.08% mortgage due January 1, 2013, the debt service coverage ratio requirement was deferred until the twelve month period ending December 31, 2009.  As of August 29, 2009, Griffin Land expects that it will not be in compliance with the debt service coverage ratio requirement as of December 31, 2009 based upon the current occupancy in the buildings that collateralize that mortgage.  Griffin Land expects to work with the lender in the 2009 fourth quarter to waive or defer this requirement, but there can be no assurance that the lender will do so.

In the near-term, Griffin plans to continue to invest in its real estate business, including expenditures to build out interiors of its buildings as leases are completed and infrastructure improvements required for future development of its real estate holdings.  Griffin does not expect to commence any speculative construction projects until a substantial portion of the currently vacant space in Griffin Land’s real estate portfolio is leased.

Griffin’s payments (including principal and interest) under contractual obligations as of August 29, 2009 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$69.8	$4.3	$9.0	$14.5	$42.0
Revolving Line of Credit	2.5	-	2.5	-	-
Capital Lease Obligations	0.1	0.1	-	-	-
Operating Lease Obligations	1.0	0.2	0.5	0.3	-
Purchase Obligations (1)	0.4	0.4	-	-	-
Other (2)	2.0	-	-	-	2.0
	$75.8	$5.0	$12.0	$14.8	$44.0

(1)	Includes obligations for infrastructure and project planning costs by Griffin Land and for the purchase of plants and raw materials by Imperial.
(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of August 29, 2009, Griffin had cash and short-term investments totaling approximately $9.8 million.  Management believes that its cash, short-term investments and borrowing capacity under its Credit Line are sufficient to meet Griffin’s seasonal working capital requirements, the continued investment in Griffin’s real estate assets, and the payment of quarterly dividends on its common stock.  Griffin may also continue to seek other nonrecourse mortgage placements on its properties.  Griffin Land’s real estate portfolio currently includes seven buildings aggregating approximately 750,000 square feet that are not leveraged.  Griffin also anticipates seeking to purchase either or both land and buildings.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of currently vacant space, construction of additional facilities in its real estate business and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  Griffin’s mortgage interest rates are described in Note 7 to the unaudited consolidated financial statements included in Item 1.  For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  During the 2009 nine month period, Griffin entered into three loan facilities that have variable interest rates.  Griffin also entered into two swap agreements that effectively converts the variable rate interest on its new $12 million construction to permanent loan and its new $8.5 million nonrecourse mortgage to fixed rates.

Griffin is potentially exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin’s cash equivalents.  These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.  Griffin’s short-term investments generally consist of debt instruments with maturities ranging up to three months, with a weighted average maturity of approximately one month as of August 29, 2009.  These investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

10.39	$10,000,000 Promissory Note (Revolving Line of Credit) dated February 27, 2009 (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)

10.40 *	Loan and Security Agreement dated July 9, 2009 between Griffin Land & Nurseries, Inc. and People’s United Bank

10.41 *	$10,500,000 Promissory Note dated July 9, 2009

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

BY: /s/ FREDERICK M. DANZIGER
Date: October 8, 2009	Frederick M. Danziger
President and Chief Executive Officer

BY: /s/ ANTHONY J. GALICI
Date: October 8, 2009	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary
Chief Accounting Officer