Form 10-K
period 2009-11-28
GRIFFIN LAND & NURSERIES INC
filed 2010-02-10
CIK 1037390

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 28, 2009
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, was approximately $69,612,000 based on the closing sales price on The NASDAQ Stock Market LLC on May 29, 2009, the last business day of the registrant's most recently completed second quarter. Shares of Common Stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 1, 2010, 5,102,436 shares of common stock were outstanding.

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

        Griffin also owns an approximate 4% interest in Centaur Media plc ("Centaur Media"), a publicly held magazine and information services publisher based in the United Kingdom, and an approximate 14% interest in Shemin Nurseries Holding Corp. ("SNHC"), a private company that operates a landscape nursery distribution business through its subsidiary, Shemin Nurseries, Inc. ("Shemin Nurseries").

        Griffin was incorporated as Culbro Realty and Development Corporation in 1970 and was a wholly owned subsidiary of Culbro Corporation ("Culbro") through July 3, 1997. On July 3, 1997, Culbro distributed to its shareholders the common stock of Griffin in a tax-free distribution (the "Distribution"). In early 1997, prior to the Distribution, the Company's name was changed to Griffin Land & Nurseries, Inc.

        Griffin does not maintain a corporate website. Griffin's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and the proxy statement for Griffin's Annual Meeting of Stockholders can be accessed through the SEC website at www.sec.gov.

Real Estate Business

        Griffin's real estate division, Griffin Land, is directly engaged in the real estate development business on parts of its land in Connecticut and Massachusetts. Griffin Land's buildings and land holdings are located primarily in the Hartford, Connecticut area particularly the north submarket of Hartford. Griffin Land develops portions of its properties for industrial, commercial and residential use and expects to continue to sell some of its land holdings either before or after obtaining development approvals. Griffin Land also will seek to acquire and develop properties not presently owned, including land and buildings outside the Hartford area. Generally any properties acquired in areas in which Griffin Land does not presently own property are expected to be within a few hours driving time from Hartford, Connecticut. Recently, Griffin Land purchased an approximately 120,000 square foot warehouse in Pennsylvania which is fully leased and contracted to purchase undeveloped land, also in Pennsylvania. The headquarters for Griffin Land is in Bloomfield, Connecticut.

        As of November 28, 2009, Griffin Land's real estate portfolio consisted of twenty-nine buildings totaling 2.4 million square feet, including industrial, office and flex facilities and approximately 3,000 acres of undeveloped land. Activity for the leasing of industrial and office space in the Hartford market was slow in 2009, as the weak economy has depressed the rental markets over the past eighteen to twenty-four months. The north submarket of Hartford continues to have the highest vacancy percentage and the lowest rental rates for office space of all of Hartford's submarkets. The number of inquiries received by Griffin Land from prospective tenants declined in 2009 from the prior year. In the past four years, several warehouse and light industrial buildings, competitive with Griffin Land's industrial buildings, have been built in the greater Hartford area. These facilities compete with Griffin Land's properties in the leasing of new industrial space in the north submarket of Hartford. Additional capacity in the industrial market could adversely affect Griffin Land's operating results from its leasing business by potentially resulting in longer times to lease vacant space, eroding lease rates in Griffin

Land's properties or hindering renewals by existing tenants. In the last year, however, there was practically no new development of industrial space in the north submarket of Hartford other than Griffin Land's development of a pre-leased warehouse for Tire Rack, Inc. ("Tire Rack"). There can be no assurance as to the direction of the real estate market in this region in the near future.

        The decline in the residential real estate market and tightening of credit availability during the past two years has adversely affected Griffin Land's real estate development activities. In 2008, Griffin Land's agreement with the local home builder that had previously purchased the first twenty-five lots of Griffin Land's fifty lot residential subdivision known as Stratton Farms, in Suffield, Connecticut, expired because the home-builder did not exercise its option to purchase the next phase of lots (see below). The softening of the residential real estate market could result in lower selling prices for Griffin Land's undeveloped land intended for residential use or delay the sale of such land. The continued tightening of the credit markets could also adversely impact future financing of Griffin Land's office and industrial facilities and adversely impact the financing of potential acquisitions of real estate assets.

        In fiscal 2009, Griffin Land leased approximately 298,000 square feet, comprised of approximately 257,000 square feet of warehouse/light industrial space and approximately 40,000 square feet of single story office/flex space. The leasing of warehouse/light industrial space reflected the space leased in a new approximately 304,000 square foot build-to-suit building in New England Tradeport ("Tradeport"), Griffin Land's industrial park in Windsor and East Granby, Connecticut. The lease of approximately 40,000 square feet in a single story office/flex building reflects leasing to a single tenant an entire building in Griffin Center South that had been vacant. In fiscal 2009, leases aggregating approximately 89,000 square feet expired and were not renewed.

        In fiscal 2008, Griffin Land leased approximately 388,000 square feet, almost all of which was warehouse/light industrial space. Of the newly leased space in fiscal 2008, approximately 308,000 square feet was to an affiliate of Raymour & Flanigan, a regional furniture retailer, which leased Griffin Land's entire warehouse facility in Manchester, Connecticut. In addition, Griffin Land leased approximately 58,000 square feet in an industrial building built in 2008. The tenant in that building previously occupied approximately 22,000 square feet in one of Griffin Land's other industrial buildings. Griffin Land also entered into several smaller leases in fiscal 2008 for warehouse, flex and office space. Two small leases for office space expired in fiscal 2008 and were not renewed.

        There were no property sales in fiscal 2009. Property sales revenue in fiscal 2008 included the sale of approximately 75 acres of undeveloped land in Simsbury, Connecticut, which was sold to the Town of Simsbury for open space as part of the settlement of litigation related to Meadowood, Griffin Land's proposed residential development (see Item 3 Legal Proceedings). Griffin received $0.5 million in cash at the closing, and will receive an additional $2.2 million in four installments through 2012 ($0.5 million of which was received in fiscal 2009). Also in fiscal 2008, Griffin Land recognized the remaining amounts of revenue and profit that had been deferred from the land sale to Walgreen Co. ("Walgreen") that closed in fiscal 2006. Although all of the cash proceeds from that sale were received in fiscal 2006, because that transaction was accounted for using the percentage of completion method, a portion of the revenue and profit from that sale was initially deferred and recognized in subsequent periods as the required road improvements were made. As of November 29, 2008, all of the required road improvements were completed.

        In fiscal 2007, Griffin Land completed several property sales, generating cash proceeds of $13.3 million. Included in those transactions were the sale of approximately 73 acres of undeveloped land in Griffin Center in Windsor, Connecticut, the sale of approximately 103 acres of undeveloped land in South Windsor, Connecticut, the sale of the second phase of residential lots of Stratton Farms, and the sale of a small parcel of undeveloped land near the central business district of Tampa, Florida. Also in fiscal 2007, Griffin Land purchased approximately 24 acres of land that included an approximate 31,000 square foot warehouse. The land parcel acquired abuts a significant parcel of undeveloped land held by Griffin Land. The terms of that acquisition included a ten-year lease of the warehouse to the seller. That acquisition was made using a portion of the proceeds from a land sale earlier in that year as part of a Section 1031 exchange for income tax purposes, which resulted in the deferral of a portion of the income taxes related to the prior land sale.

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

Commercial and Industrial Developments

  New England Tradeport

        The major portion of Griffin Land's current commercial and industrial development effort is focused on Tradeport, the 600 acre industrial park near Bradley International Airport and Interstate 91, located in Windsor and East Granby, Connecticut. Within Tradeport, Griffin Land built and owns approximately 1,465,000 square feet of warehouse and light manufacturing space in thirteen buildings, of which approximately 75% was leased as of November 28, 2009. Tradeport also contains a large distribution facility recently built by Walgreen on land purchased from Griffin Land in fiscal 2006 (see below) and a bottling and distribution plant built by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin Land in the early 1990s.

        In fiscal 2009, Griffin Land completed a build-to-suit warehouse and light manufacturing building in Tradeport of approximately 304,000 square feet. Construction of this new facility commenced upon Griffin Land entering into a ten-year lease with Tire Rack, a private company that will use this facility as its northeast distribution center. Tire Rack currently pays rent on 257,000 square feet of the building but pays for the operating expenses of the entire building. No later than the beginning of the sixth year of the lease, August 2014, Tire Rack is required to pay rent on the entire building. The lease also contains provisions for a potential expansion that would increase the size of the building up to approximately 450,000 square feet.

        In fiscal 2008, Griffin Land built an approximate 100,000 square foot warehouse and light manufacturing building in Tradeport. Approximately 58,000 square feet of this building was leased at the time the building was placed in service to a tenant that consolidated several of its locations into that space, including approximately 22,000 square feet of space previously leased in one of Griffin Land's other Tradeport buildings.

        As of November 28, 2009, $66.2 million was invested (net book value) in buildings owned by Griffin Land that are located in Tradeport and $4.0 million was invested (net book value) by Griffin Land in the undeveloped land there.

        As of November 28, 2009, ten of Griffin Land's Tradeport buildings were mortgaged for an aggregate of approximately $47.8 million. Two Tradeport buildings built in fiscal 2007 and an older Tradeport building, aggregating approximately 373,000 square feet, are currently not mortgaged. A summary of Griffin Land's square footage owned and leased in Tradeport at the end of each of the past three fiscal years and leases in Tradeport scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2007	1,061,000	848,000	80%
November 2008	1,161,000	893,000	77%
November 2009*	1,465,000	1,104,000	75%

	2010	2011	2012
Square footage of leases expiring	187,000	189,000	59,000
Percentage of currently leased space	17%	17%	5%

*
The square footage leased as of November 2009 does not include 47,000 square feet of space on which Tire Rack pays operating expenses and is required to occupy no later than August 2014, the beginning of the sixth year of its lease.

        In fiscal 2006, Griffin Land sold approximately 130 acres of undeveloped land in Tradeport to Walgreen for their construction of a distribution center. The sale generated cash proceeds of $13.0 million, before transaction expenses. As provided under the terms of the sale contract and as required under a revised State Traffic Commission certificate (the "STC Certificate") covering the area in Tradeport located in Windsor, certain improvements to existing roads were required. The cost of these improvements was the responsibility of Griffin Land, however, a portion of the costs were borne by the town of Windsor and Walgreen. Accordingly, Griffin Land recognized revenue of $11.0 million and profit of $8.6 million through fiscal 2007. This sale was accounted for using the percentage of completion method because of Griffin Land's responsibility to make certain road improvements. In fiscal 2008, the required road improvements were completed, and Griffin Land recognized the balance of the previously deferred revenue of approximately $2.0 million and profit of approximately $1.5 million.

        In connection with the fiscal 2006 land sale to Walgreen, the State Traffic Commission of Connecticut (the "STC") approved a revised STC Certificate that allowed Griffin Land to construct an additional approximate 1.1 million square feet of light manufacturing and warehouse space on certain parcels in Tradeport. In fiscal 2009, the STC Certificate for the Windsor land in Tradeport was amended to permit an additional 350,000 square feet to be built (resulting in a total of 1.45 million approved square feet) in connection with granting approval for the approximately 304,000 square foot build-to-suit building that Griffin Land built in fiscal 2009 for Tire Rack's occupancy. As a result of receiving the amended STC Certificate, Griffin Land received approval to build this new building in addition to all of the square footage allowed under the previous certificate. Through the end of fiscal 2009, Griffin Land has built approximately 679,000 square feet of the 1.45 million approved square feet. The balance of the space that has been approved is expected to be built over time as demand warrants. Upon construction of all of the additional square footage permitted under the STC Certificate, there will remain for future development an additional approximately 152 acres of undeveloped Tradeport land in Windsor and a 36 acre undeveloped parcel of contiguous land in East Granby. There are no STC or other approvals (other than zoning in the case of Windsor) for the development of this additional land currently in place, and Griffin Land believes that infrastructure improvements, which may be significant, may be required to obtain approvals to develop this land.

        Griffin Land intends to continue to direct its primary efforts in the industrial properties portion of its real estate business with construction and leasing of its warehouse and light manufacturing facilities at Tradeport. Griffin Land currently owns some other nearby land not part of Tradeport that may be appropriate for such development over a longer term and that will require substantial additional preparation and zoning approvals.

  Griffin Center and Griffin Center South

        Griffin's other substantial commercial development is the combination of its buildings in Griffin Center in Windsor and Bloomfield, Connecticut and Griffin Center South in Bloomfield. Together these master planned developments comprise approximately 600 acres and as of November 28, 2009, approximately 63% has been developed with approximately 2,165,000 square feet of office and industrial space. Griffin Land owns approximately 617,000 of the 2,165,000 square feet of developed space. In fiscal 2007, Griffin Land sold approximately 73 acres of undeveloped land in Griffin Center to The Hartford Insurance Company ("The Hartford"), which built an approximately 460,000 square foot office building.

        Griffin Center currently includes eleven office buildings (including the building built by The Hartford), a light manufacturing building and a small restaurant, five of which are owned by Griffin Land. Griffin Land currently owns two multi-story office buildings that have an aggregate of approximately 161,000 square feet, a single story office building of approximately 48,000 square feet, a 165,000 square foot light manufacturing building used principally as office, data center and call center space and the small restaurant building. As of November 28, 2009, $19.2 million was invested (net book value) in Griffin Land's buildings in Griffin Center and $1.2 million was invested by Griffin Land in the undeveloped land there. Griffin Land's two multi-story office buildings and its light manufacturing building in Griffin Center are separately mortgaged for an aggregate of approximately $12.2 million, and Griffin Land's single story office building is included as collateral under Griffin's $10 million Revolving Line of Credit.

        There were no new leases in Griffin Land's Griffin Center properties in fiscal 2009, and leases aggregating approximately 42,000 square feet expired and were not renewed, including a lease for approximately 37,000 square feet to The Hartford, which relocated into its new facility (see above). As of November 28, 2009, approximately 274,000 square feet of Griffin Land's buildings was leased, comprising approximately 72% of Griffin Land's total space in Griffin Center. A summary of Griffin Land's square footage owned and leased in Griffin Center at the end of each of the past three fiscal years and leases in Griffin Center scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2007	382,000	318,000	83%
November 2008	382,000	316,000	83%
November 2009	382,000	274,000	72%

	2010	2011	2012
Square footage of leases expiring	3,000	—	42,000
Percentage of currently leased space	1%	—	15%

        Griffin Center South is a 130 acre tract with sixteen buildings of single story office, flex and storage space. Griffin Land currently owns nine buildings in Griffin Center South with an aggregate of approximately 235,000 square feet, of which approximately 217,000 square feet is single story office and flex space and 18,000 square feet is storage space. The only new lease completed in fiscal 2009 was a ten-year lease of an entire approximate 40,000 square foot single story office/flex building that had been vacant. As of November 28, 2009, $8.9 million was invested (net book value) in Griffin Land's buildings in Griffin Center South and $0.4 million was invested by Griffin Land in the undeveloped land there. As of November 28, 2009, eight of Griffin Land's nine properties in Griffin Center South, aggregating approximately 195,000 square feet, are included as collateral under Griffin's $10 million Revolving Line of Credit. Undeveloped land remaining in Griffin Center South is sufficient to build at least two additional buildings aggregating approximately 175,000 square feet.

        As of November 28, 2009, approximately 177,000 square feet of space in the Griffin Center South buildings owned by Griffin Land was leased, comprising 75% of Griffin Land's total space in Griffin Center South. A summary of Griffin Land's square footage owned and leased in Griffin Center South at the end of each of the past three fiscal years and leases in Griffin Center South scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2007	235,000	125,000	53%
November 2008	235,000	136,000	58%
November 2009	235,000	177,000	75%

	2010	2011	2012
Square footage of leases expiring	13,000	41,000	27,000
Percentage of currently leased space	8%	23%	15%

        Subsequent to the end of fiscal 2009, Griffin Land entered into a lease for approximately 19,000 square feet in one of its buildings in Griffin Center South.

  Other Industrial Properties

        As of November 28, 2009, Griffin Land's two industrial buildings aggregating approximately 338,000 square feet that are not located within one of its office and industrial parks were fully leased, and $15.0 million was invested (net book value) in these two buildings as of that date. There are no mortgages on these properties. The larger of the two buildings, a 308,000 square foot warehouse in Manchester, Connecticut, has been leased since September 2008 to an affiliate of Raymour & Flanigan. Previously, that building had been vacant since it was acquired in fiscal 2006 as part of a Section 1031 exchange whereby income taxes related to the gain on the June 2006 land sale to Walgreen and a smaller 2006 land sale were deferred. In addition to other customary terms, the lease agreement with Raymour & Flanigan includes an option, with certain conditions, exercisable by Griffin Land, for Griffin Land to sell the property to the lessee, and another option, exercisable by the lessee, to purchase the property from Griffin Land, during different periods during the lease term at a price that has been agreed upon.

        In fiscal 2007, Griffin Land completed the sale of approximately 103 acres of undeveloped land in South Windsor, Connecticut to a food distributor for construction of a distribution facility. This transaction generated cash proceeds of approximately $2.5 million to Griffin Land for its share of the sales price. Also in fiscal 2007, Griffin Land acquired approximately 24 acres of land and an approximate 31,000 square foot warehouse facility in Bloomfield, Connecticut from General Cigar Company, Inc. ("General Cigar"). The purchase price of $2.7 million was paid in cash at closing. The purchase of this warehouse facility was also part of a Section 1031 exchange whereby a portion of the income taxes related to the gain on the land sale to The Hartford were deferred. As part of this transaction, Griffin Land entered into a ten-year lease for the entire building with General Cigar. The land acquired abuts approximately 244 acres of undeveloped land held by Griffin Land. Griffin Land is currently in the process of obtaining approvals for roadwork that would connect the acquired land to its existing parcel for future development purposes.

        Griffin Land may seek to acquire additional developed and/or undeveloped land parcels both in Connecticut and elsewhere to expand the industrial/warehouse portion of its real estate business. Over the past two years, Griffin Land has examined several sites in New York and Pennsylvania for potential acquisition, and on January 8, 2010, Griffin Land closed on the acquisition of an approximate 120,000 square foot industrial building in Breinigsville, Pennsylvania. The building was purchased through an auction held by the Trustee of the bankruptcy estate of the sole owner of the building. The purchase price was $6.4 million plus acquisition expenses. The building is located in a major industrial area of Pennsylvania's Lehigh Valley and is under a full building lease to Olympus Corporation of the Americas ("Olympus"). Subsequent to the purchase of this building, Griffin Land completed a lease amendment with Olympus that extends the lease term through 2025. On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage on this building from New Alliance Bank. This is Griffin Land's first real estate acquisition outside of the Hartford, Connecticut, market.

        Griffin Land also has entered into an agreement to acquire approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania. The opportunity to acquire this land was also obtained through an auction held by the Trustee of the bankruptcy estate of the owner of the building recently acquired. The purchase price for the land is approximately $1.8 million plus acquisition expenses. The undeveloped land is also located in a major industrial area of the Lehigh Valley and is expected to support the development of two industrial buildings totaling approximately 530,000 square feet. Closing of this acquisition is subject to several conditions, including completion of due diligence by Griffin Land and obtaining certain municipal approvals. There is no guarantee that this transaction will be completed under its current terms, or at all.

        Management expects to continue to seek industrial buildings and/or sites suitable for industrial development in markets outside of the Hartford, Connecticut area.

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

        In December 2002, the trial court for two cases related to Meadowood ruled in favor of Griffin Land. Simsbury appealed those decisions, one of which was affirmed and the other, relating to planning, was reversed in part, due to the failure to have obtained a sewer connection approval for Meadowood, which was subsequently obtained. Those decisions could have required compliance with other court decisions on wetlands conservation and placement of septic systems within the sewer district that could have affected the proposed development. Griffin Land appealed an adverse decision on wetlands issues to the Connecticut Supreme Court, which reversed the decision and remanded the case to the trial level court for further consideration. In November 2003, Griffin Land filed a second amendment to its plans for Meadowood, which reduced the density to 298 homes, with certain land reserved for future development, and eliminated most activities in the wetlands and wetland upland areas. Simsbury's Conservation and Inland Wetlands Commission, which has jurisdiction of wetland issues, denied that application. That denial was appealed.

        In early 2007, Griffin Land and the Town of Simsbury jointly filed a motion in the Appellate Court to have the appeal remanded to the Superior Court in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval. Also in 2007, Simsbury's Planning, Zoning and Inland Wetlands Commissions approved resolutions for settlement agreements. The settlement terms included, among other things, approval for up to 299 homes, certain remediation measures to be performed by Griffin Land and the purchase by the Town, subject to approvals, of a portion of the Meadowood land for Town open space. In February 2008, the Simsbury Planning Commission approved a resolution recommending that the Town acquire the portion of the Meadowood municipal open space. In March 2008, Griffin Land and Simsbury executed settlement agreements under the terms described above. The settlement agreements were subsequently approved by the Connecticut Superior Court, thus concluding the litigation on this matter with no further appeals possible. In May 2008, the Town of Simsbury approved the purchase of a portion of the Meadowood land for town open space. The sale of that land closed in the 2008 fourth quarter. Development of Meadowood remains subject to receiving certain environmental approvals from government agencies, including the Army Corps of Engineers and the Connecticut Department of Environmental Protection, which Griffin Land is seeking to obtain.

        As of November 28, 2009, the book value of the land for this proposed development, including design, development and legal costs, was $4.7 million. Management believes that the costs for Meadowood that have been expended to date will be recovered.

        Griffin Land owns another approximate 500 acres in Simsbury, portions of which are zoned for residential use and other portions of which are zoned for industrial use. Not all of this land is developable. The land currently zoned for industrial use is probably more suited to commercial or mixed use development. Griffin Land may seek to develop or sell such lands if approvals can be obtained.

  Suffield

        In 2003, Griffin Land received approval from the Planning and Zoning Commission of Suffield, Connecticut for the subdivision of 97 acres of contiguous land into a development of 50 homes called Stratton Farms. Griffin Land completed construction of the infrastructure for this residential development in fiscal 2005. In fiscal 2006, Griffin Land entered into a contract with a local homebuilder to sell the fifty residential lots over a three-year time period. The first sale, ten residential lots, was completed in fiscal 2006, and the second sale, fifteen residential lots, was completed in fiscal 2007. In fiscal 2008, the homebuilder did not exercise its option to purchase the next phase of residential lots, thereby canceling the option to acquire the remaining Stratton Farms lots. In fiscal 2008, Griffin Land recognized revenue of $125,000 attributed to the expiration of this option. The homebuilder's decision not to purchase any lots after 2007 was attributed to the weakening of the residential real estate market. In 2009, the homebuilder that purchased the twenty-five Stratton Farms lots entered into bankruptcy proceedings, and the remaining unsold lots held by the homebuilder were foreclosed on and sold by a local bank to a regional homebuilder.

  Other

        In fiscal 2009, Griffin Land leased approximately 690 acres of undeveloped land in Connecticut and Massachusetts to local farmers. Much of this land had previously been leased to General Cigar under a ten-year lease agreement that terminated in fiscal 2007. That lease was entered into when Griffin and General Cigar were wholly owned subsidiaries of Culbro Corporation. The revenue generated from the leasing of farmland is not material to Griffin Land's total revenue.

        Griffin Land is evaluating its other properties for development or sale in the future. Griffin Land anticipates that obtaining subdivision approvals in many of the towns where it holds land appropriate for residential subdivision will be an extended process.

Landscape Nursery Business

        The landscape nursery business of Griffin is operated by its wholly owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial grows containerized landscape nursery plants for sale to independent garden centers, rewholesalers, whose main customers are landscape contractors, and mass merchandisers. Imperial's major markets are in the Northeast and mid-Atlantic areas of the United States. The landscape nursery industry is extremely fragmented, and after the shutdown of its Quincy, Florida farm in the 2009 third quarter (see below), Imperial believes it is one of the larger regional growers of landscape nursery products in the Northeast.

        Through the 2009 third quarter, Imperial had two growing operations, its farm in Granby and East Granby, Connecticut on land owned by Griffin (approximately 445 acres currently used) and a farm in Quincy, Florida on land owned by Imperial (approximately 490 acres used). Substantially all of the useable contiguous acreage suitable for the container-growing operations in Connecticut is used, and a large portion of such acreage in northern Florida was used in the growing operations prior to the shutdown of the Florida farm. Imperial also uses approximately 45 acres of land in Connecticut to grow liners (starter plants) in the field for transplanting into containers. Imperial is in the process of relocating its field liner growing operation to other land owned by Griffin.

        Imperial's sales are extremely seasonal, peaking in spring. They are strongly affected by weather conditions, particularly in the spring planting season, and are also affected by commercial and residential building activity. The slowdown in new housing starts during the past two years and the weak economy have adversely impacted Imperial's results. Imperial expects 2010 sales to be hampered by continued weakness in the economy and increased competition, as other growers of landscape nursery stock seek to liquidate inventories that were not sold in 2009. Imperial's sales are made to a large variety of customers, no single one of which represented more than 10% of Imperial's total sales in fiscal 2009, fiscal 2008 or fiscal 2007. However, aggregate net sales to Imperial's ten largest customers, including mass merchandisers, accounted for 24% of Imperial's total sales in fiscal 2009, 21% of Imperial's total net sales in fiscal 2008 and 25% of Imperial's total net sales in fiscal 2007. A significant amount of sales to independent garden centers are made through cooperative buying organizations. Approximately 19% of Imperial's total net sales in fiscal 2009 were made through buying cooperatives with 13% of Imperial's total net sales made through one buying cooperative.

        Imperial's inventories consist principally of container-grown plants. The largest volume products of Imperial are evergreens, including rhododendron, flowering shrubs and perennials. Container-grown product is held principally from one to five years before it is sold. Several years ago, Imperial started selling some perennials and several other products as one of several licensed growers under the "Novalis" trade name. Imperial has entered into additional licensing agreements that enable it to grow and sell certain branded products available only to a limited number of growers. These programs are directed toward increasing Imperial's sales to independent garden centers. Over the past three years, Imperial has increased the percentage of its product sold to independent garden centers and reduced its sales to mass merchant customers. Sales to independent garden centers generally have more favorable gross margins as compared with sales to other customer segments.

        In the 2009 third quarter, as previously approved by Griffin's Board of Directors, Imperial shut down its Quincy, Florida farm, which represented all of Imperial's growing operations in Florida. Imperial continues to operate its farm in Granby, Connecticut. The shutdown of the Florida farm reflected the difficulties that the farm encountered in delivering product to most of Imperial's major markets, which are located in the Northeast and Mid-Atlantic areas of the United States. Imperial was unable to develop sufficient volume in southern markets that are closer to its Florida farm to reduce that farm's dependence on shipping product substantial distances. The closure of the Florida farm enables Imperial to focus as a regional grower with most of its major markets within close proximity of its Connecticut farm. Griffin reported charges totaling $8.9 million in connection with the restructuring of its landscape nursery business in its fiscal 2008 consolidated statement of operations as a result of the shutdown of Imperial's Florida farm. Of this amount, $7.2 million related to the writedown of inventories and was included in costs of landscape nursery sales and $1.7 million reflected the writeoff of fixed assets and severance payments and was reported as a restructuring charge on the consolidated statement of operations. The closing of the Florida farm increases the portion of the overhead of Imperial that will need to be covered by Connecticut farm operations. In fiscal 2009, costs of landscape nursery sales included a credit of $0.2 million for the difference between the amount estimated to be recovered from the sale of the remaining Florida inventories and actual results. Because the majority of the charge for the shutdown of the Florida farm was a non-cash charge that reflected the disposition of inventories below their carrying values at the time of sale, the closing of the Florida farm resulted in approximately $3.5 million of cash flow.

        In the 2009 third quarter, Imperial entered into a six-year lease of its Florida farm to Tri-B Nursery, Inc. ("Tri-B"), a private company. The lease agreement with Tri-B includes an option for Tri-B to purchase the Florida farm at any time during the lease period at an agreed upon price.

        Imperial continues to review ways to improve its operating results, including cost reductions for its remaining growing operations in Connecticut, changes in the relative quantities of some products currently grown, increasing sales to customer segments that are more profitable for Imperial and possible changes in the potting and growing cycles for some of its containerized production. In response to the difficult industry conditions, Imperial reduced its production of new plants in 2009 and expects to continue to reduce production levels in 2010. These changes are expected to result in a reduction in inventory levels over the next few years. Any changes to improve operating results, if successful, taking into account the growing cycles of the related plants, will take a substantial period of time to be reflected in Imperial's results of operations to any material extent.

        In fiscal 2009, Imperial's cost of goods sold includes $2.1 million for inventory losses. The inventory losses reflect a higher than expected level of disposals of unsaleable product, increases to inventory reserves because the carrying costs of certain inventories exceed their net realizable values and the writeoff of certain inventories that will no longer be sold due to changes in product mix. The charges for unsaleable inventories and net realizable value issues were $1.1 million in fiscal 2008 and $0.7 million in fiscal 2007. The amount for fiscal 2008 is in addition to the inventory writedown recorded in connection with the shutdown of Imperial's Florida farm.

        Shipping capacity and shipping expense are major cost concerns. Over the past several years, costs of shipping have increased significantly as the result of higher fuel costs and the need to arrange for the return of portable shelving units for subsequent shipments. Two years ago, Imperial increased its number of trucking vendors, improved the routing of shipments and purchased additional portable shelving units in order to better control its cost of shipping product to customers.

Investments

  Centaur Media plc

        In fiscal 2004, Griffin sold its holdings in Centaur Communications Ltd. ("Centaur Communications") and, in addition to the cash proceeds of $68.9 million, received 6,477,150 shares of common stock of Centaur Holdings plc ("Centaur Holdings"), approximately 4% of the outstanding common stock of Centaur Holdings at the time of the transaction. In June 2006, Centaur Holdings changed its name to Centaur Media plc ("Centaur Media"). Centaur Media is a publicly traded company listed on the London Stock Exchange. In fiscal 2007, Griffin sold 1,200,000 shares of its Centaur Media common stock for proceeds of approximately $3.5 million, which resulted in a pretax gain of $2.9 million. Griffin has not sold any of its remaining Centaur Media stock since that time. Griffin accounts for its remaining investment in Centaur Media as an available-for-sale security. Accordingly, changes in the market value of Griffin's remaining investment in Centaur Media, including both changes in the stock price and changes in the foreign currency exchange rate, are not included in Griffin's net income but are included in Griffin's other comprehensive income.

  Shemin Nurseries Holding Corp.

        In fiscal 2001, Griffin sold the portion of Imperial's business that operated wholesale sales and service centers and received cash proceeds of $18.4 million and approximately 14% of the outstanding common stock of Shemin Acquisition Corp. ("Shemin Acquisition"), a privately held company that operated a landscape nursery distribution business and an irrigation supply business through its subsidiaries. Griffin accounted for its investment in Shemin Acquisition under the cost method of accounting for investments. In fiscal 2004, Griffin invested an additional $143,000 in Shemin Acquisition and maintained its approximate 14% ownership interest. In fiscal 2005, Griffin exchanged a portion of its holdings in Shemin Acquisition for common stock in Shemin Nurseries Holding Corp. ("SNHC"), which operates a landscape nursery distribution business through its subsidiary that previously was a wholly-owned subsidiary of Shemin Acquisition. Griffin then completed the sale of its remaining stock in Shemin Acquisition for cash proceeds of $5.7 million. Also in fiscal 2005, Griffin received a cash distribution of $1.7 million from SNHC. In fiscal 2007, Griffin received cash of $1.8 million from SNHC, which included dividend income of $1.6 million and a $0.2 million return of investment. Griffin did not receive any dividends or distributions from SNHC in fiscal 2008 or fiscal 2009. Griffin continues to hold its investment in SNHC and accounts for this investment under the cost method of accounting for investments.

Financial Information Regarding Industry Segments

        See Note 2 to the consolidated financial statements of Griffin for certain financial information regarding the real estate business and the landscape nursery business.

Employees

        As of November 28, 2009, Griffin employed 117 people on a full-time basis, including 90 in its landscape nursery business and 21 in its real estate business. Presently, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

Competition

        Numerous real estate developers operate in the portions of Connecticut and Massachusetts in which Griffin's real estate holdings are concentrated and in the area of Pennsylvania where Griffin recently acquired a building and is under contract to acquire a parcel of undeveloped land. Some of these businesses may have greater financial resources than Griffin. Griffin's real estate business competes on the bases of location, price, availability of space, convenience and amenities.

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

        Griffin Land periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. At this time, Griffin Land does not anticipate experiencing, in the next twelve months, any material expense in complying with such laws. Griffin Land may incur certain remediation costs in the future in connection with its development operations. Griffin Land is in the process of satisfying the Connecticut Department of Environmental Protection's requirements regarding potential remediation agreements on property purchased in fiscal 2006 in Manchester, Connecticut. Such costs are not expected to be significant as compared to expected proceeds from development projects or property sales.

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

  Adverse Economic Conditions and Credit Markets

        Griffin Land's real estate business may be affected by market conditions and economic challenges experienced by the U.S. economy as a whole or by local economic conditions in the market in which its properties are located. The current conditions in the credit markets, or similar conditions existing in the future, may adversely affect Griffin's results of operations, financial condition or ability to expand as a result of the following:

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

  •
  Griffin's ability to borrow on terms and conditions that it finds acceptable, or at all, may be limited, which could reduce its ability to pursue acquisition and development opportunities, refinance existing debt, and/or increase future interest expense;

  •
  Reduced values of Griffin Land's properties may limit its ability to obtain debt financing collateralized by its properties or may limit the proceeds from such potential financings.

        Imperial's landscape nursery business may also be affected by the weakness in the U.S. economy. Landscape nursery products are a discretionary purchase, and the softening of demand for such products at the retail level may result in the reduction of orders by Imperial's independent garden center customers. Weakness in demand would also result in lower pricing, as other growers of landscape nursery products seek to liquidate inventories before product becomes unsaleable.

  Downturn in the Residential Real Estate Market

        The decline in the residential real estate market may adversely affect Griffin Land's real estate development activities, including delaying the development and/or sale of Griffin Land's undeveloped land intended for residential use. The slowdown in new housing starts may also adversely affect Imperial's future results. Although Imperial only has minimal sales of product to home builders, they are the ultimate users of a portion of the product sold to Imperial's rewholesaler customer segment, which accounted for approximately 43% of Imperial's sales in fiscal 2009.

  Risks Associated with Concentration of Real Estate Holdings

        Griffin Land's real estate operations are concentrated in the Hartford, Connecticut area. Adverse changes in the local economy or real estate market could impact Griffin Land's real estate operations, including the market's ability to absorb newly constructed space and Griffin Land's ability to retenant vacant space.

  Risks Associated with Entering New Real Estate Markets

        Griffin Land recently closed on the acquisition of an approximate 120,000 square foot industrial building in Breinigsville, Pennsylvania, and Griffin Land entered into a contract to purchase approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania. These acquisitions are Griffin's Land's first purchases of properties outside of the Hartford, Connecticut market where Griffin Land's core real estate holdings are located. Griffin Land expects to continue to seek to acquire properties outside of the Hartford, Connecticut market. Operating in a real estate market that is new for Griffin Land creates additional risks and uncertainties to Griffin's operations as Griffin Land becomes familiar with the local real estate market.

  Potential Environmental Liabilities

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

  Risks of Agricultural and Environmental Factors

        Imperial's production of plants may be adversely affected by agricultural and environmental factors beyond its control, such as extreme cold during the winter months or severe drought conditions. While management believes that Imperial's Connecticut farm has sufficient water supplies available, a severe drought could impact Imperial's ability to maintain adequately its inventory. In addition, a severe drought in Imperial's major sales markets could substantially impact Imperial's sales.

        Other agricultural or environmental factors that could materially impact Imperial's growing operations are plant diseases, pests and the improper use of herbicides and pesticides. The occurrence of any one of these factors could materially affect Imperial's growing operations and result in a portion of Imperial's inventory becoming unsaleable.

  Concentration of Customers

        Although no single customer of Imperial accounted for more than 10% of Imperial's total net sales in fiscal 2009, Imperial's ten largest customers, including two mass merchandisers, accounted for approximately 24% of Imperial's total net sales in fiscal 2009. Management expects that a small number of customers will continue to account for a significant portion of Imperial's net sales over the next several years. Imperial has one customer with which it has a sales contract. Total revenue under that sales contract was approximately $0.3 million in fiscal 2009. Sales to independent garden centers made through buying cooperatives accounted for 19% of Imperial's total net sales in fiscal 2009, with sales through one buying cooperative accounting for 13% of Imperial's total net sales. The loss of one of Imperial's larger customers or the inability to collect accounts receivable from one of the buying cooperatives could have an adverse effect on Imperial.

        None of Griffin Land's tenants accounted for 10% or more of its total rental revenue in fiscal 2009.

  Shutdown of Imperial's Florida Farm

        In fiscal 2009, Imperial completed the shutdown of operations on its farm located in Quincy, Florida. Starting in fiscal 2010, Imperial will grow and ship plants only from its Granby, Connecticut farm, which Imperial continues to operate. The closure of the Florida farm reduces the breadth of Imperial's product offerings which could cause Imperial's customers to reduce their purchases of Imperial's products and seek alternative suppliers who are able to supply a broader range of customers' requirements.

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

  Risks Associated with the Cost of Raw Materials and Energy Costs

        Imperial's operations could be adversely affected by increases in the cost of growing plants, the costs of certain materials and energy costs. Prices of certain petroleum based materials, such as plant containers and plastics used in protecting inventory during the winter, have increased as overall petroleum prices have increased. In addition, increases in energy costs and the lack of availability of energy could also adversely impact Imperial's operations which uses heat generated from natural gas and propane to maintain certain parts of its inventory during the winter.

        Griffin Land's construction activities could be adversely affected by increases in raw materials or energy costs. As petroleum and other energy costs increase, products used in the construction of Griffin Land's facilities, such as steel, masonry, asphalt, cement and building products may increase. The cost of such items increased in 2008 but have subsequently returned to lower levels. An increase in the cost of building new facilities would negatively impact Griffin Land's future operating results through increased depreciation expense. An increase in construction costs would also require increased investment in Griffin Land's real estate assets, which may lower the return on investment in new facilities in the real estate business.

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

  Investment in Foreign Company

        Griffin has an investment in Centaur Media plc, a public company based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

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

  The Concentrated Ownership of Griffin Common Stock by Members of the Cullman and Ernst Families

        Members of the Cullman and Ernst families (the "Cullman and Ernst Group"), which include Edgar M. Cullman and David M. Danziger, directors of Griffin, Frederick M. Danziger, director and Griffin's President and Chief Executive Officer, and Michael S. Gamzon, a Vice President of Griffin, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 49.2% of the outstanding common stock of Griffin as of November 28, 2009. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin's corporate and management policies and may limit other Griffin stockholders' ability to influence Griffin's corporate and management policies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

Land Holdings

        Griffin is a major landholder in the State of Connecticut, owning approximately 3,560 acres, and also owns approximately 440 acres of land in Massachusetts. In addition, Griffin owns approximately 1,070 acres in northern Florida, most of the useable portion of which was used for Imperial's growing operations or was contiguous to such operations. In fiscal 2009, Imperial shut down its Florida growing operations and entered into a six-year lease of the Florida farm to another grower. The lessee of the Florida farm also has an option to purchase that farm at any time during the lease term.

        At November 28, 2009, the book value of undeveloped land holdings, including land improvements, owned by Griffin, principally in the Hartford, Connecticut area, was approximately $16.4 million. Griffin believes the fair market value of such land is substantially in excess of its book value, including land improvements.

        Listings of the locations of Griffin's land holdings, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut have been developed, and nursery real estate, are as follows:

Land Holdings

Location	Land Area (in acres)
Connecticut
Bloomfield	325
East Granby	150
East Windsor	115
Granby	106
Manchester	30
Simsbury	785
Suffield	299
Windsor	969
Massachusetts
Southwick	436

Nursery Real Estate

Location	Land Area (in acres)
Florida
Quincy (currently leased to another grower)	1,066
Connecticut
East Granby	424
Granby	305
Windsor	45
Simsbury	10

 Developed Properties

        As of November 28, 2009, Griffin Land owned twenty-eight industrial, flex and office buildings and a small restaurant building. A listing of those facilities is as follows:

Griffin Center
1985 Blue Hills Avenue, Bloomfield, CT*	Industrial building	165,000 sq. ft.
5 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
7 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
21 Griffin Road North, Windsor, CT*	Office building	48,300 sq. ft.
1936 Blue Hills Avenue, Windsor, CT	Restaurant building	7,200 sq. ft.
Griffin Center South
29-35 Griffin Road South, Bloomfield, CT*	Flex building	57,500 sq. ft.
55 Griffin Road South, Bloomfield, CT	Office/flex building	40,300 sq. ft.
340 West Newberry Road, Bloomfield, CT*	Office/flex building	39,000 sq. ft.
206 West Newberry Road, Bloomfield, CT*	Office/flex building	23,200 sq. ft.
204 West Newberry Road, Bloomfield, CT*	Office/flex building	22,300 sq. ft.
210 West Newberry Road, Bloomfield, CT*	Warehouse building	18,400 sq. ft.
330 West Newberry Road, Bloomfield, CT*	Office/flex building	11,900 sq. ft.
310 West Newberry Road, Bloomfield, CT*	Office/flex building	11,400 sq. ft.
320 West Newberry Road, Bloomfield, CT*	Office/flex building	11,100 sq. ft.
New England Tradeport
100 International Drive, Windsor, CT*	Industrial building	304,200 sq. ft.
755 Rainbow Road, Windsor, CT	Industrial building	148,500 sq. ft.
758 Rainbow Road, Windsor, CT*	Industrial building	137,000 sq. ft.
754 Rainbow Road, Windsor, CT*	Industrial building	136,900 sq. ft.
759 Rainbow Road, Windsor, CT	Industrial building	126,900 sq. ft.
75 International Drive, Windsor, CT*	Industrial building	117,000 sq. ft.
20 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
40 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
35 International Drive, Windsor, CT	Industrial building	97,600 sq. ft.
16 International Drive, Windsor, CT*	Industrial building	58,400 sq. ft.
25 International Drive, Windsor, CT*	Industrial building	57,200 sq. ft.
15 International Drive, Windsor, CT*	Industrial building	41,600 sq. ft.
14 International Drive, Windsor, CT*	Industrial building	40,100 sq. ft.
Other Properties
61 Chapel Road, Manchester, CT	Industrial building	307,700 sq. ft.
1370 Blue Hills Avenue, Bloomfield, CT	Industrial building	30,700 sq. ft.

        *  Included as collateral under one of Griffin's nonrecourse mortgages or Griffin's revolving line of credit.

        Griffin leases approximately 2,200 square feet in New York City for its executive offices.

        As with many companies engaged in real estate investment and development, Griffin holds its real estate portfolio subject to mortgage debt. See Note 10 to Griffin's consolidated financial statements for information concerning the mortgage debt associated with Griffin's properties.

ITEM 3.    LEGAL PROCEEDINGS

        As discussed in Item 1, certain parts of Griffin's property in Simsbury, Connecticut, are affected by the presence of residual pesticides from the prior use of such land for farming. Although various federal, state and local agencies may have an interest in the matter, there are no proceedings known by Griffin to be contemplated by any of these agencies with respect to the residual pesticides.

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

        In early 2007, Griffin Land and the Town of Simsbury jointly filed a motion in the Appellate Court to have the appeal remanded to the Superior Court in anticipation of the parties potentially presenting a settlement proposal to the court for its review and approval. Also in 2007, the Town's Planning, Zoning and Inland Wetlands Commissions approved resolutions for settlement agreements. The settlement terms included, among other things, approval for up to 299 homes, certain remediation measures to be performed by Griffin Land and the purchase by the Town, subject to approvals, of a portion of the Meadowood land for town open space. In February 2008, the Simsbury Planning Commission approved a resolution recommending that the Town acquire the portion of the Meadowood land as outlined in the settlement agreements if such land is substantially clean and suitable for use as municipal open space. In March 2008, Griffin Land and Simsbury executed settlement agreements under the terms described above. The settlement agreements were approved by the Connecticut Superior Court on April 18, 2008 and April 28, 2008, thus concluding the litigation on this matter with no further appeals possible. In May 2008, the Town of Simsbury approved the purchase of a portion of the Meadowood land for town open space. The sale of that land closed in November 2008. Development of Meadowood remains subject to receiving certain environmental approvals from government agencies, including the Army Corps of Engineers and the Connecticut Department of Environmental Protection, which Griffin Land is seeking to obtain.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                   MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the NASDAQ Stock Market LLC:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2009	$37.44	$23.84	$36.91	$21.50	$34.23	$25.30	$33.22	$27.36
2008	$37.00	$31.60	$36.93	$31.50	$37.00	$30.54	$41.50	$22.73

        On February 1, 2010, the number of record holders of common stock of Griffin was approximately 329, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the NASDAQ Stock Market LLC on such date was $27.69 per share.

Issuer Purchases of Equity Securities

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

Dividend Policy

        From the time Griffin became a public company in 1997 through the third quarter of fiscal 2007, Griffin did not pay dividends to its stockholders. In the 2007 fourth quarter, Griffin declared a quarterly cash dividend of $0.10 per share on its common stock. In fiscal 2008 and fiscal 2009, Griffin declared a cash dividend of $0.10 per share for each quarter. Griffin expects to pay quarterly dividends to its shareholders in future quarters subject to the Board of Directors' evaluation of other uses for Griffin's cash and of Griffin's liquidity.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column(a)) (c)
Equity compensation plan approved by security holders	172,510	$26.56	382,197

Note: There are no equity compensation plans that were not approved by security holders.

 Stock Performance Graph

        The following graph compares the total percentage changes in the cumulative total stockholder return (assuming the reinvestment of dividends) on Griffin's Common Stock with the cumulative total return of the Russell 2000 Index from November 27, 2004 to November 28, 2009. It is assumed in the graph that the value of each investment was $100 at November 27, 2004. Griffin is not aware of any other company that substantially participates in both the landscape nursery and real estate businesses, and would therefore be suitable for comparison to Griffin as a "peer issuer" within Griffin's lines of business.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected statement of operations data for fiscal years 2005 through 2009 and balance sheet data as of the end of each fiscal year. The selected statement of operations financial data for fiscal 2007, fiscal 2008 and fiscal 2009 and the selected balance sheet financial data for fiscal 2008 and fiscal 2009 are derived from the audited consolidated financial statements included in Item 8 of this report. The selected financial data for fiscal 2005 and fiscal 2006 and the balance sheet data for fiscal 2007 were derived from the audited consolidated financial statements for those years.

	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$39,199	$44,546	$59,423	$53,231	$41,889
Operating (loss) profit	(5,360)	(11,203)	9,417	334	(4,761)
Gain on sale of Centaur Media common stock	—	—	2,873	—	—
Gain on sale of Shemin Acquisition Corporation	—	—	—	—	3,235
(Loss) income before cumulative effect of change in accounting principle	(5,513)	(8,285)	8,331	(215)	(1,368)
Cumulative effect of change in accounting principle, net of tax (a)	—	—	—	(217)	—
Net (loss) income	(5,513)	(8,285)	8,331	(432)	(1,368)
(Loss) income per share:
Basic:
(Loss) income per share before cumulative effect of change in accounting principle	(1.09)	(1.64)	1.62	(0.04)	(0.27)
Cumulative effect of change in accounting principle, net of tax (a)	—	—	—	(0.04)	—
Net (loss) income per share	(1.09)	(1.64)	1.62	(0.08)	(0.27)
Diluted:
(Loss) income per share before cumulative effect of change in accounting principle	(1.09)	(1.64)	1.58	(0.04)	(0.27)
Cumulative effect of change in accounting principle, net of tax (a)	—	—	—	(0.04)	—
Net (loss) income per share	(1.09)	(1.64)	1.58	(0.08)	(0.27)
Balance Sheet Data:
Total assets	188,736	181,675	206,803	216,615	188,650
Working capital	35,533	33,723	61,541	65,678	74,921
Long-term debt (including current portion)	62,598	48,516	49,695	51,828	44,219
Stockholders' equity	114,746	121,160	138,903	139,614	132,857
Cash dividends declared per common share	0.40	0.40	0.10	—	—

(a)
In fiscal 2006, Griffin adopted the guidance contained in ASC 410 Asset Retirement and Environmental Obligations.

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

          Income taxes: In accounting for income taxes under Financial Accounting Standards Board ("FASB") ASC 740, management estimates future taxable income from operations, the sale of appreciated assets and tax planning strategies in determining if it is more likely than not that Griffin will realize the benefits of its deferred tax assets.

          Impairment of long-lived assets: Griffin evaluates the carrying value of its long-lived assets in relation to their fair values, operating performance and future undiscounted cash flows. In connection with Griffin's real estate business, development costs that have been capitalized are reviewed periodically for future recoverability.

          Revenue and gain recognition: In the real estate business, revenue includes rental revenue from Griffin Land's commercial and industrial properties and proceeds from property sales. Rental revenue is accounted for on a straight line basis over the applicable lease term in accordance with the Lease Topic (FASB ASC 840). Gains on property sales are recognized in accordance with the Property, Plant and Equipment-Real Estate Sales Topic (FASB ASC 360-20) based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

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

          Derivative instruments: Griffin evaluates each interest rate swap agreement to determine if it qualifies as an effective cash flow hedge. Changes in the fair value of each interest rate swap agreement that management determines to be an effective cash flow hedge are recorded as a component of other comprehensive income. The fair value of each interest rate swap agreement is determined based on observable market participant data, such as yield curves, as of the fair value measurement date.

Summary

        Griffin incurred a net loss in fiscal 2009 of $5.5 million as compared to a net loss of $8.3 million in fiscal 2008. The lower net loss in fiscal 2009 principally reflects the effect of pretax charges totaling $8.9 million incurred in fiscal 2008 for the shutdown of Imperial's Florida farm. Excluding the effect of those charges, Griffin's 2009 results declined relative to fiscal 2008 due to overall lower operating results at Imperial and Griffin Land, an increase in general corporate expense and lower investment income.

        Operating profit at Griffin Land decreased from $4.0 million in fiscal 2008 to $2.3 million in fiscal 2009 due principally to the absence of property sales, whereas in fiscal 2008, Griffin Land's operating profit included $3.0 million from gains on property sales. Operating results from the leasing operations of Griffin Land increased in fiscal 2009 compared to fiscal 2008 due principally to an increase in space being leased. Imperial incurred an operating loss of $3.6 million in fiscal 2009 as compared to an operating loss of $11.7 million in fiscal 2008, which included the $8.9 million of charges related to the shutdown of its Florida growing operation. Excluding the effect of those charges, Imperial's operating loss increased in fiscal 2009 due to lower sales and lower margins on sales. Griffin's general corporate expense increased to $4.0 million in fiscal 2009 from $3.5 million in fiscal 2008, principally reflecting higher expenses related to Griffin's non-qualified deferred compensation plan. Investment income declined from $1.1 million in fiscal 2008 to $0.2 million in fiscal 2009 due principally to a lower amount of short-term investments in fiscal 2009 and lower dividend income from Centaur Media plc ("Centaur Media"). Interest expense in fiscal 2009 was slightly higher than in fiscal 2008 due to an increase in borrowings.

Fiscal 2009 Compared to Fiscal 2008

        Griffin's consolidated total revenue decreased from $44.5 million in fiscal 2008 to $39.2 million in fiscal 2009 due to an approximate $2.5 million decrease in revenue at Imperial and an approximate $2.8 million decrease in revenue at Griffin Land.

        Total revenue at Griffin Land decreased from $19.9 million in fiscal 2008 to $17.1 million in fiscal 2009, reflecting a decrease of approximately $4.6 million in revenue from property sales partially offset by an increase of approximately $1.8 million of rental revenue from its leasing operations. The increase in rental revenue principally reflects: (i) $1.7 million from leasing previously vacant space; (ii) $0.9 million from a Tradeport building built and placed in service in the 2008 fourth quarter and a new Tradeport building built and placed in service in the 2009 third quarter; partially offset by (iii) a decrease of approximately $0.8 million from leases that expired and were not renewed.

        The decrease in revenue from property sales by Griffin Land reflects there being no property sales in fiscal 2009, whereas fiscal 2008 included: (i) $2.5 million from the sale of land to the Town of Simsbury, Connecticut, related to the settlement of litigation in connection with Griffin's proposed residential development in that town; and (ii) $2.0 million from the recognition of previously deferred revenue from the sale of undeveloped Tradeport land to Walgreen that closed in 2006 and was accounted for under the percentage of completion method. All of the previously deferred revenue related to the 2006 land sale to Walgreen was recognized as of the end of fiscal 2008. Property sales occur periodically and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

        A summary of the square footage of Griffin Land's real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of November 28, 2009*	2,420,000	1,893,000	78%
As of November 29, 2008	2,116,000	1,684,000	80%

*
The square footage leased as of November 28, 2009 does not include 47,000 square feet of space in a Tradeport industrial building in which the tenant, Tire Rack, Inc., pays operating expenses and is required to occupy no later than August 2014, the beginning of the sixth year of its lease.

        The increase of 304,000 square feet in Griffin Land's real estate portfolio during fiscal 2009 reflects a new Tradeport build-to-suit building that was completed and placed in service in the 2009 third quarter. The increase in square footage leased from fiscal 2008 to fiscal 2009 principally reflects approximately 257,000 square feet of the new 304,000 square foot Tradeport building being leased and a new lease of approximately 40,000 square feet for an entire single-story office/flex building in Griffin Center South that had been vacant, partially offset by leases for approximately 89,000 square feet that expired during fiscal 2009 and were not renewed. Market activity, as evidenced by inquiries from prospective tenants for industrial and office space, continued to be weak in fiscal 2009, reflecting the weak economy. However, near the end of fiscal 2009 and into early fiscal 2010, there has been some increase in market activity, particularly in the office sector, although there is no assurance that such increase will result in the leasing of currently vacant space or continue through the remainder of 2010.

        Net sales and other revenue at Imperial decreased from $24.6 million in fiscal 2008 to $22.1 million in fiscal 2009. The decrease in net sales reflects lower net sales from both the Connecticut and Florida farms. Net sales from the Connecticut farm decreased from approximately $14.7 million in fiscal 2008 to approximately $14.1 million in fiscal 2009. Unit sales volume increased approximately 2% in fiscal 2009 as compared to fiscal 2008, but the effect of lower pricing more than offset the slight increase in volume and resulted in the decline in net sales from the Connecticut farm. The lower pricing reflected price reductions to stimulate sales and maintain competitive pricing in a weak market. Fiscal 2009 market conditions for growers of landscape nursery plants were poor as the weak economy and lack of new commercial and residential construction reduced demand for landscape nursery plants. Conditions are not expected to improve in fiscal 2010, as weak sales over the past two years has resulted in an oversupply of product available for sale by growers of landscape nursery product. This excess of available plant material is expected to continue to depress pricing through 2010. The poor market conditions may require Imperial to maintain inventory longer than originally expected, which would result in higher cost of goods sold in future periods due to increased holding costs.

        Sales from Imperial's Florida farm during fiscal 2009 reflected the sale of inventory prior to the shutdown of that facility by Imperial. Imperial continues to operate its Connecticut farm. Net sales of the Florida farm decreased from approximately $9.9 million in fiscal 2008 to approximately $7.8 million in fiscal 2009 despite a unit sales volume increase of approximately 29% in fiscal 2009 as compared to fiscal 2008. Pricing in fiscal 2009 was significantly lower than fiscal 2008 due principally to the weak economy and price reductions required to sell the remaining Florida inventory prior to the shutdown of that farm, including a portion of the Florida inventory being sold before it reached normal saleable size. Net sales and other revenue in fiscal 2009 also included approximately $0.2 million of other revenue from the leasing of the Florida farm to another nursery after Imperial shut down its operations at that facility.

        Griffin incurred a consolidated operating loss, after general corporate expense, of $5.4 million in fiscal 2009 as compared to a consolidated operating loss, after general corporate expense, of $11.2 million in fiscal 2008. The operating loss in fiscal 2008 included charges totaling $8.9 million related to the shutdown of Imperial's Florida farm. Excluding those charges, Griffin's operating loss in fiscal 2009 increased by approximately $3.0 million over fiscal 2008, principally reflecting an increase of approximately $0.8 million in Imperial's operating loss (excluding the effect of the fiscal 2008 charges for the shutdown of the Florida farm), a decrease of approximately $1.7 million in operating profit at Griffin Land and an increase of approximately $0.5 million in general corporate expense.

        Operating profit at Griffin Land in fiscal 2009 and 2008 was as follows:

	Fiscal 2009	Fiscal 2008
	(amounts in thousands)
Rental revenue	$17,130	$15,348
Costs related to rental revenue excluding depreciation and amortization expense (a)	(6,777)	(6,555)

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	10,353	8,793

Revenue from property sales	—	4,561
Costs related to property sales	—	(1,601)

Gain from property sales	—	2,960

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	10,353	11,753
General and administrative expenses excluding depreciation and amortization expense (a)	(2,516)	(2,661)

Profit before depreciation and amortization expense (a)	7,837	9,092
Depreciation and amortization expense related to costs of rental revenue	(5,545)	(5,077)
Depreciation and amortization expense–other	(32)	(35)

Operating profit	$2,260	$3,980

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America. They are presented because Griffin believes they are useful financial indicators for measuring the results of its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America. The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin's consolidated statement of operations.

        The increase of $1.6 million in Griffin Land's profit from leasing activities before general and administrative expenses and before depreciation and amortization expense reflects the $1.8 million increase in rental revenue (discussed above) partially offset by a $0.2 million increase in costs related to rental revenue excluding depreciation and amortization expense. The higher costs principally reflect costs related to a Tradeport building that was in service for all of fiscal 2009 as compared to being in service for less than three months during fiscal 2008 and the costs related to the build-to-suit Tradeport building that was completed and placed in service during the fiscal 2009 third quarter.

        There were no property sales in fiscal 2009. The gain from property sales in fiscal 2008 principally reflected the sale of land to the Town of Simsbury, Connecticut and the recognition of the remainder of the previously deferred gain from the land sale to Walgreen that closed in fiscal 2006. As of the end of fiscal 2008, all of the previously deferred gain on the fiscal 2006 sale of Tradeport land to Walgreen had been recognized.

        Griffin Land's general and administrative expenses decreased approximately $0.1 million in fiscal 2009 as compared to fiscal 2008 due principally to lower insurance expense. Depreciation and amortization expense at Griffin Land increased approximately $0.5 million in fiscal 2009 as compared to fiscal 2008, due principally to depreciation expense of $0.2 million related to the new build-to-suit Tradeport building placed in service in the fiscal 2009 third quarter, an increase of $0.2 million of depreciation expense on the Tradeport building placed in service in the fiscal 2008 fourth quarter and $0.1 million of amortization expense of commissions on leases that became effective in fiscal 2009.

        Imperial's operating losses in fiscal 2009 and 2008 were as follows:

	Fiscal 2009	Fiscal 2008
	(amounts in thousands)
Net sales and other revenue	$22,069	$24,637
Cost of goods sold	(21,570)	(29,933)

Gross profit (loss)	499	(5,296)
Selling, general and administrative expenses	(4,135)	(4,760)
Restructuring charge	—	(1,655)

Operating loss	$(3,636)	$(11,711)

        Imperial's operating loss decreased approximately $8.1 million in fiscal 2009 as compared to fiscal 2008. Excluding the effect of the charges totaling $8.9 million in fiscal 2008 for the shutdown of the Florida farm, Imperial's operating loss increased by $0.8 million, reflecting an approximate $1.4 million decrease in gross profit (excluding the effect of $7.2 million included in fiscal 2008 cost of goods sold related to the shutdown of the Florida farm) partially offset by an approximate $0.6 million decrease in selling, general and administrative expenses. The decrease in gross profit reflects lower pricing in fiscal 2009 and higher charges for unsaleable inventories, which increased from $1.1 million in fiscal 2008 to $2.1 million in fiscal 2009.

        The $0.6 million decrease in Imperial's selling, general and administrative expenses reflects a decrease of $0.4 million of selling expenses, principally due to lower commission expenses resulting from the decrease in sales, and a decrease of $0.2 million in general and administrative expenses, principally due to lower donation and contribution expenses, lower payroll expense due to lower headcount and lower consulting expense. As a percentage of net sales, Imperial's selling, general and administrative expenses decreased from 19.3% in fiscal 2008 to 18.7% in fiscal 2009.

        Griffin's general corporate expense increased from $3.5 million in fiscal 2008 to $4.0 million in fiscal 2009. The increase principally reflects an increase of $0.8 million in expenses related to Griffin's non-qualified deferred compensation plan and a $0.1 million increase in stock option expense partially offset by a $0.3 million reduction in incentive compensation expense and a net $0.1 million reduction in all other general and administrative expenses. The expense increase related to Griffin's non-qualified deferred compensation plan reflects a credit of $0.5 million in fiscal 2008 as compared to a charge of $0.3 million in fiscal 2009 for the investment returns on participant's balances, which are the responsibility of Griffin. The increase in stock option expense reflects the expense related to stock options granted in fiscal 2009.

        Griffin's consolidated interest expense increased from $3.3 million in fiscal 2008 to $3.5 million in fiscal 2009. Griffin's average outstanding debt in fiscal 2009 was $54.2 million as compared to $49.1 million in fiscal 2008, principally reflecting: (i) borrowings under a new construction to permanent mortgage loan to finance the construction of the new 304,000 square foot build-to-suit facility in Tradeport that was completed in fiscal 2009; and (ii) borrowings under a revolving line of credit principally for working capital purposes.

        Griffin's investment income decreased from $1.1 million in fiscal 2008 to $0.2 million in fiscal 2009. The decrease in investment income reflects a reduction in short-term investments in fiscal 2009 as compared to fiscal 2008, lower investment returns in fiscal 2009 attributed to lower short-term interest rates, and lower dividend income received from Centaur Media. Short-term investments averaged $3.2 million in fiscal 2009 as compared to $15.7 million in fiscal 2008. The decrease in short-term investments reflects the use of those funds in fiscal 2009 for investment in Griffin's real estate assets and for working capital.

        Griffin's effective income tax rate was 36.6% for fiscal 2009, as compared to 38.1% for fiscal 2008. The effective tax rate for the 2009 and 2008 fiscal years reflects the statutory federal income tax rate adjusted for state income taxes.

Fiscal 2008 Compared to Fiscal 2007

        Griffin's consolidated total revenue decreased from $59.4 million in fiscal 2007 to $44.5 million in fiscal 2008. The decrease in total revenue of approximately $14.9 million reflected decreases in revenue of approximately $11.5 million and approximately $3.4 million at Griffin Land and Imperial, respectively.

        Total revenue at Griffin Land decreased from approximately $31.4 million in fiscal 2007 to approximately $19.9 million in fiscal 2008. The decrease of approximately $11.5 million reflected a decrease of approximately $12.7 million of revenue from property sales, partially offset by an increase of approximately $1.2 million of rental revenue. The increase in Griffin Land's rental revenue in fiscal 2008, as compared to fiscal 2007, principally reflected: (i) $0.8 million from leasing previously vacant space; (ii) $0.7 million from leasing space for the entire year in fiscal 2008 as compared to a portion of the year in fiscal 2007 because the respective buildings were either built or acquired during fiscal 2007; and (iii) $0.1 million for leasing space in a new industrial building that came on line in the 2008 fourth quarter; partially offset by a decrease of $0.5 million from space being vacant in fiscal 2008 that was leased during fiscal 2007. A summary of the square footage of Griffin Land's real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of November 29, 2008	2,116,000	1,684,000	80%
As of December 1, 2007	2,016,000	1,322,000	66%

        The increase in total square footage from 2,016,000 square feet at the end of fiscal 2007 to 2,116,000 square feet at the end of fiscal 2008 reflected the approximate 100,000 square foot industrial building in Tradeport that was built in fiscal 2008 and placed in service in the fiscal 2008 fourth quarter.

        The increase in square footage leased in fiscal 2008 principally reflected Griffin Land leasing to a single tenant its entire approximate 308,000 square foot warehouse in Manchester, Connecticut, which had been vacant. The lease is for seven years, and, in addition to other customary terms, includes an option, with certain conditions, exercisable by Griffin Land, to sell the property to the lessee, and another option, exercisable by the lessee, to purchase the property from Griffin Land, during different periods during the lease term for a price that has been agreed upon. Also in fiscal 2008, Griffin Land entered into a new lease for approximately 58,000 square feet with a tenant that previously leased approximately 22,000 square feet in one of Griffin Land's other Tradeport industrial buildings, resulting in a net increase of approximately 36,000 square feet being leased. This lease is for space in the approximate 100,000 square foot industrial building in Tradeport that was built in fiscal 2008 and placed in service in the fiscal 2008 fourth quarter.

        Market activity for industrial and office space was weak in fiscal 2008, reflecting the downturn in the economy, which accelerated in the latter part of the year. While Griffin Land was able to secure new leases on some of its previously vacant space, the overall activity in the market, based on inquiries from prospective tenants, declined in 2008 from prior years.

        The approximate $12.7 million decrease in revenue from property sales reflects several significant land sale transactions closing in fiscal 2007, while fiscal 2008 included only one property sale that closed during the year along with the recognition of previously deferred revenue on a property sale that closed in fiscal 2006. Property sale revenue in fiscal 2008 principally included $2.0 million from the recognition of deferred revenue from the sale of undeveloped Tradeport land to Walgreen that closed in fiscal 2006 and has been accounted for under the percentage of completion method and $2.5 million from the sale of land to the Town of Simsbury, Connecticut, related to the settlement of litigation in connection with Griffin's proposed residential development in that town. As of November 29, 2008, Griffin Land recognized all of the previously deferred revenue and gain from the 2006 land sale to Walgreen because the required road improvements related to that sale were completed. In aggregate, the land sale to Walgreen generated revenue of $13.0 million and a pretax gain of $10.2 million during the three years ended November 29, 2008. Property sales occur periodically and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

        Net sales and other revenue at Imperial decreased from $28.0 million in fiscal 2007 to $24.6 million in fiscal 2008, as unit sales volume decreased 16% in fiscal 2008 as compared to fiscal 2007. Management attributed the decrease in net sales to the weakened economy in fiscal 2008 and the reduction in new home construction.

        Griffin incurred a consolidated operating loss, after general corporate expense, of $11.2 million in fiscal 2008 as compared to consolidated operating profit, after general corporate expense, of $9.4 million in fiscal 2007. The lower operating results in fiscal 2008 reflected a decrease of approximately $11.1 million in operating profit at Griffin Land and an increase of approximately $10.3 million in the operating loss incurred by Imperial (including restructuring related charges of $8.9 million in fiscal 2008), partially offset by a reduction in general corporate expense of $0.8 million.

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

        The increase of $0.9 million in Griffin Land's profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflected the $1.2 million increase in rental revenue, partially offset by a $0.3 million increase in costs related to rental revenue excluding depreciation and amortization expenses. The higher costs principally reflected the operating expenses for buildings that were in operation for the entire year in fiscal 2008 as compared to being in operation for only a portion of fiscal 2007.

        The gain from property sales in fiscal 2008 principally reflected the recognition of the remainder of the previously deferred gain from the land sale to Walgreen that closed in fiscal 2006 and the gain on the land sale that closed in the 2008 fourth quarter. In fiscal 2007, Griffin Land's gain from property sales included gains on several sales of undeveloped land, including two significant sales of undeveloped commercial land, the sale of the second phase of residential lots in Stratton Farms and approximately $2.7 million of previously deferred gain recognized on the land sale to Walgreen that closed in fiscal 2006.

        Griffin Land's general and administrative expenses were essentially unchanged in fiscal 2008 as compared to fiscal 2007. Depreciation and amortization expense at Griffin Land increased from approximately $4.5 million in fiscal 2007 to approximately $5.1 million in fiscal 2008. The increase principally reflected: (i) approximately $0.4 million of depreciation expense related to buildings that were on line for the entire year in fiscal 2008 but were either not in operation in fiscal 2007 or in operation for only a portion of fiscal 2007; (ii) $0.1 million of depreciation expense on the new building completed in fiscal 2008; and (iii) $0.1 million of depreciation expense on tenant improvements related to new leases.

        Operating results of Imperial in fiscal 2008 and fiscal 2007 were as follows:

	Fiscal 2008	Fiscal 2007
	(amounts in thousands)
Net sales and other revenue	$24,637	$28,026
Cost of goods sold	(29,933)	(24,315)

Gross (loss) profit	(5,296)	3,711
Selling, general and administrative expenses	(4,760)	(5,079)
Restructuring charge	(1,655)	—

Operating loss	$(11,711)	$(1,368)

        Imperial's operating loss in fiscal 2008 increased by approximately $10.3 million over the operating loss in fiscal 2007, reflecting (i) a $9.0 million decrease in gross profit, principally related to the shutdown of its Florida growing operations; and (ii) a $1.7 million restructuring charge for the Florida shutdown, partially offset by an approximate $0.3 million decrease in selling, general and administrative expenses. The $9.0 million decrease in gross profit included the effect of a charge of $7.2 million to reserve for Florida inventories that, as a result of the shutdown of that farm, were expected to be sold below their carrying values at the time of sale and a decrease of $1.8 million due to other factors. Those other factors included the decline in sales volume, overall lower pricing in fiscal 2008 and an increase in charges for unsaleable inventories to $1.1 million in fiscal 2008 from $0.7 million in fiscal 2007. The lower pricing reflected the increase in sales discounts offered to generate sales volume and move product before it became unsalable. Those efforts were only partially successful, as some product that was expected to be sold in fiscal 2008 was held over for potential sale in fiscal 2009. Imperial's gross margin on sales, excluding the charges for the shutdown of its Florida growing operations and unsalable inventories, decreased from 15.8% in fiscal 2007 to 12.1% in fiscal 2008. The lower margins principally reflected the lower pricing in fiscal 2008 and increased delivery costs in fiscal 2008, which were not entirely offset by increased charges to customers.

        As approved by Griffin's Board of Directors, Imperial determined to shut down its Quincy, Florida farm, which comprised all of Imperial's growing operations in Florida, by the end of fiscal 2009. The decision to shutdown Imperial's Florida farm reflected the difficulties that facility had encountered in delivering product to most of Imperial's major markets, which are located in the mid-Atlantic area and northeastern United States. Imperial was unable to develop sufficient volume in more southern markets to reduce its dependence on shipping Florida product substantial distances. The closure of the Florida operations enables Imperial to focus as a regional grower with most of its major markets within close proximity of its Connecticut farm.

        The restructuring charge was comprised of: (i) $1.1 million to write down fixed assets that will no longer be used; and (ii) $0.6 million for severance payments. A total of approximately 70 employees were affected by the shutdown of the Florida farm including 14 employees who were terminated prior to November 29, 2008. Approximately $0.1 million of severance was paid in the 2008 fourth quarter for the 14 employees terminated in that period. Because the majority of the charge for the shutdown of the Florida growing operations was a non-cash charge that reflected the expected disposition of inventories below their carrying values at the time of sale, the closing of the Florida farm resulted in approximately $3.5 million of positive cash flow.

        Included in the reserve for inventory were the excess of the carrying value of the inventory over the estimated sales proceeds and the costs to maintain inventory prior to sale and estimated disposal costs. Management used its best judgment in estimating sales proceeds, the costs to maintain the inventory and the disposal costs; however, actual amounts differed from the amounts estimated based on several factors, including market conditions. The effect of differences between estimated and actual amounts is reflected in fiscal 2009 results.

        Imperial's selling, general and administrative expenses decreased from approximately $5.1 million in fiscal 2007 to approximately $4.8 million in fiscal 2008. The lower selling, general and administrative expenses in fiscal 2008 reflected a decrease of $0.3 million in selling expense, due to lower commission expense as a result of the lower sales, and fiscal 2007 including $0.2 million of costs related to litigation that was settled in 2007. Partially offsetting these items was a $0.1 million increase in general and administrative payroll expense due to an increase in headcount. As a percentage of net sales, Imperial's selling, general and administrative expenses increased from 18.1% in fiscal 2007 to 19.3% in fiscal 2008.

        Griffin's general corporate expense decreased from $4.3 million in fiscal 2007 to $3.5 million in fiscal 2008. The decrease principally reflected a decrease of $0.7 million in expense related to Griffin's non-qualified deferred compensation plan, a decrease of $0.3 million in legal expenses and a decrease of $0.2 million for compliance with Section 404 of the Sarbanes-Oxley Act, partially offset by increases of $0.3 million in payroll expense and $0.1 million in state franchise taxes. The increase in payroll expense reflected an increase in headcount in fiscal 2008.

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

        Griffin's investment income decreased from $3.9 million in fiscal 2007 to $1.1 million in fiscal 2008. The decrease principally reflected fiscal 2007 including $1.6 million of dividend income received from Shemin Nurseries Holding Corp. ("SNHC"). There was no dividend income received from SNHC in fiscal 2008. Additionally, the average amount of short-term investments in fiscal 2008 was $15.7 million as compared to an average amount of short-term investments of $26.3 million in fiscal 2007, and Griffin's short-term investments had lower returns in fiscal 2008, attributed to lower short-term interest rates.

        Griffin's effective income tax rate was 38.1% for fiscal 2008, as compared to 36.2% for fiscal 2007. The effective tax rates for the 2008 and 2007 fiscal years reflected the statutory federal income tax rates adjusted for state income taxes. Included in the income tax benefit in fiscal 2008 is approximately

$0.1 million of tax benefit resulting from the adjustment of amounts estimated in the fiscal 2007 income tax provision to the amounts reflected on the fiscal 2007 income tax returns.

Off Balance Sheet Arrangements

        Griffin does not have any off balance sheet arrangements.

Liquidity and Capital Resources

        Net cash provided by operating activities was $10.5 million in fiscal 2009 as compared to $10.2 million in fiscal 2008. Net cash provided by operating activities in fiscal 2009 includes $8.1 million of cash generated from the reduction of short-term investments as compared to $14.3 million of cash generated from the reduction of short-term investments in fiscal 2008. Excluding the reductions of short-term investments in each year, Griffin had net cash provided by operating activities of $2.4 million in fiscal 2009 as compared to net cash used in operating activities of $4.1 million in fiscal 2008. The change in cash provided by operating activities in fiscal 2009 as compared to fiscal 2008 principally reflects the reduction of inventories at Imperial, mostly due to the liquidation of inventory at Imperial's Florida farm as a result of the shutdown of that facility in fiscal 2009.

        In fiscal 2009, Griffin had net cash of $17.9 million used in investing activities as compared to net cash of $10.8 million used in investing activities in fiscal 2008. The net cash used in investing activities in fiscal 2009 principally reflects additions to Griffin Land's real estate assets, mainly for the construction of the new approximate 304,000 square foot build-to-suit facility in Tradeport that was built after Griffin Land entered into a ten-year lease with Tire Rack for this new building. In addition, in fiscal 2009 Griffin Land expended $1.2 million for deposits for the purchase of two properties, a 120,000 square foot industrial building and a 51 acre parcel of undeveloped land, both located in the Lehigh Valley area of Pennsylvania. The acquisition of the building closed on January 8, 2010 (see below), while the acquisition of the parcel of undeveloped land remains under contract as Griffin Land performs its due diligence. Additions to property and equipment at Imperial were $0.1 million in fiscal 2009 as compared to $0.5 million in fiscal 2008, principally to replace equipment used in Imperial's farming operations in both years. Partially offsetting these items was $0.4 million of cash received from the collection of a portion of a receivable relating to a property sale that closed in fiscal 2008.

        Net cash provided by financing activities was $11.7 million in fiscal 2009 as compared to net cash of $5.8 million used in financing activities in fiscal 2008. The net cash provided by financing activities in fiscal 2009 principally reflects $22.8 million of proceeds from new debt, including approximately $11.8 million from a construction to permanent mortgage loan on the new approximate 304,000 square foot Tradeport building, approximately $8.5 million from a new mortgage on four other Tradeport buildings and $2.5 million of net borrowings from a new revolving line of credit that closed in fiscal 2009. Financing activities in fiscal 2009 also includes $8.7 million for payments of principal on Griffin Land's nonrecourse mortgages, including $7.4 million for the repayment (three months before its maturity) of the mortgage due July 1, 2009, $2.0 million of dividend payments on Griffin's common stock, and $0.8 million of debt issuance costs in connection with the three new borrowing facilities closed in fiscal 2009.

        In fiscal 2007, Griffin's Board of Directors authorized a program to repurchase, from time to time, outstanding shares of Griffin common stock. The program to repurchase did not obligate Griffin to repurchase any specific number of shares. The program expired on December 31, 2008 and was not extended. Griffin did not repurchase any common stock in fiscal 2009.

        On February 6, 2009, Griffin closed on a $12 million construction to permanent loan with Berkshire Bank (the "Berkshire Bank Loan"), which provided a significant portion of the financing for construction of the new warehouse facility in Tradeport that was built for Tire Rack. During its first year, the Berkshire Bank Loan functioned as a construction loan, with Griffin Land drawing funds as construction of the new warehouse progressed. The interest rate during the first year of the Berkshire Bank Loan was the greater of 2.75% above the thirty day LIBOR rate or 4%. Payments during this period were for interest only. On February 1, 2010, the Berkshire Bank Loan converted to a nine-year nonrecourse mortgage collateralized by the new warehouse facility. At the time Griffin closed on the Berkshire Bank Loan, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $12 million at inception to fix the interest rate for the final nine years of the loan at 6.35%. Payments during those nine years will be for principal and interest and will be based on a twenty-five year amortization period. Griffin is accounting for the interest rate swap agreement as an effective cash flow hedge (see Notes 4 and 10 to the consolidated financial statements in Item 8). As of November 28, 2009, Griffin had drawn $11.8 million under the Berkshire Bank Loan.

        On February 27, 2009, Griffin closed on a $10 million Revolving Line of Credit with Doral Bank (the "Credit Line") that has a term of two years, but may be extended for an additional year by Griffin. The Credit Line is collateralized by several of Griffin Land's buildings in Griffin Center and Griffin Center South. The interest rate on the Credit Line is the greater of the prime rate plus 1.5% or 6.88%. Griffin intends to use this facility for seasonal working capital needs, to supplement cash flow from operations and for general corporate purposes. As of November 28, 2009, $2.5 million was outstanding under the Credit Line. Griffin used the initial borrowings under the Credit Line to prepay, on April 1, 2009, its 8.54% nonrecourse mortgage that was due on July 1, 2009. The mortgage had a balance of $7.4 million when it was repaid without a prepayment penalty.

        On July 9, 2009, Griffin closed on a mortgage with People's United Bank (the "People's Bank Loan") on four of its Tradeport buildings, three of which collateralized the mortgage that was repaid on April 1, 2009 and another building that was not previously mortgaged. The People's Bank Loan is for a maximum of $10.5 million, with $8.5 million of proceeds received at closing and the balance to be received if vacant space in the buildings at the time of the closing is leased within three years. A portion of the People's Bank Loan proceeds were used to reduce the then outstanding balance on Griffin's Credit Line. The People's Bank Loan is nonrecourse, but a subsidiary of Griffin entered into a ten-year master lease on 90% of the space in the mortgaged buildings. The master lease will stay in effect until overall occupancy and operating results of the collateral properties increase to certain levels. If not terminated earlier, the master lease will expire at the end of the mortgage term. Interest on the People's Bank Loan is at a floating rate, but at the time of the mortgage closing, Griffin entered into an interest rate swap agreement to fix the interest rate at 6.58% over the term of the loan.

        Griffin Land's 6.08% nonrecourse mortgage due January 1, 2013, requires that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage be no less than 1.0 (the "debt service coverage covenant"). In connection with a prepayment of $1.0 million in fiscal 2007, the debt service coverage covenant was deferred until the twelve-month period ending December 31, 2009. On December 30, 2009, the debt service coverage covenant for the twelve months ended December 31, 2009 was waived by the bank as Griffin would not have been in compliance at the measurement date. Griffin is required to meet the debt service coverage covenant for the twelve-month period ending December 31, 2010.

        On January 8, 2010, Griffin Land closed on the acquisition of an approximate 120,000 square foot industrial building in Breinigsville, Pennsylvania. The building was acquired through an auction held by the Trustee of the bankruptcy estate of the sole owner of the building. The purchase price was $6.4 million plus acquisition expenses. The building is located in a major industrial area of Pennsylvania's Lehigh Valley and is currently under a full building lease to Olympus Corporation of the Americas ("Olympus"). This is Griffin Land's first real estate acquisition outside of the Hartford, Connecticut, market. Subsequent to the purchase of the building, Griffin Land completed a lease amendment with Olympus that extends the lease term through 2025. On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage on this building from New Alliance Bank. The mortgage has a fixed interest rate of 6.5% and a ten-year term, with payments based on a twenty-five year amortization period.

        Griffin Land also has entered into an agreement to acquire approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania. The opportunity to acquire this land was also obtained through an auction held by the Trustee of the bankruptcy estate of the owner of the building recently acquired. The purchase price for the land is approximately $1.8 million before acquisition expenses. The undeveloped land is also located in a major industrial area of the Lehigh Valley and is expected to support the development of two industrial buildings totaling approximately 530,000 square feet. Closing of this acquisition is subject to several conditions, including completion of due diligence by Griffin Land and obtaining certain municipal approvals. There is no guarantee that this transaction will be completed under its current terms, or at all.

        In the near-term, Griffin plans to continue to invest in its real estate business, including expenditures to build out the interiors of its buildings as leases are completed and infrastructure improvements required for future development of its real estate holdings. Griffin does not expect to commence any speculative construction projects until a substantial portion of the currently vacant space in Griffin Land's real estate portfolio is leased.

        Griffin's payments (including principal and interest) under contractual obligations as of November 28, 2009 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$83.9	$5.1	$10.6	$15.9	$52.3
Revolving Line of Credit	2.5	—	2.5	—	—
Capital Lease Obligations	0.1	0.1	—	—	—
Operating Lease Obligations	0.9	0.2	0.5	0.2	—
Purchase Obligations (1)	0.4	0.4	—	—	—
Other (2)	2.2	—	—	—	2.2

	$90.0	$5.8	$13.6	$16.1	$54.5

(1)
Includes principally obligations for the purchase of plants and raw materials by Imperial.

(2)
Includes Griffin's deferred compensation plan and other postretirement benefit liabilities.

(3)
In November 2009, Griffin Land made a deposit of approximately $0.9 million for the purchase of an industrial building and a deposit of approximately $0.3 million for the purchase of undeveloped land. These deposits were fully refundable to Griffin Land during the due diligence periods and are not included above. In January 2010, Griffin Land completed the purchase of the building, and as of the date of this Form 10-K, Griffin is continuing its due diligence on the land purchase (see above).

        As of November 28, 2009, Griffin had cash and short-term investments totaling approximately $9.6 million. Management believes that its cash, short-term investments and borrowing capacity under its Credit Line are sufficient to meet Griffin's seasonal working capital requirements, the continued investment in Griffin's real estate assets, and the payment of quarterly dividends on its common stock. Griffin may also continue to seek other nonrecourse mortgage placements on its properties. Griffin Land's real estate portfolio currently includes seven buildings aggregating approximately 750,000 square feet that are not leveraged. Griffin also expects to continue to seek to purchase either or both land and buildings in markets outside of the Hartford, Connecticut area. Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

        The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to construction and leasing of additional facilities in the real estate business, the completion of an acquisition of undeveloped land in Lower Nazareth, Pennsylvania, approval of proposed residential subdivisions, the ability to obtain additional mortgage financing, Griffin's anticipated future liquidity or Imperial's expected lower production in 2010. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

        For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin's mortgage interest rates and related principal payment requirements are described in Note 10 to the consolidated financial statements.

        For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of November 28, 2009, Griffin had $22.7 million of variable rate debt outstanding, including $20.2 million for which Griffin had entered into interest rate swap agreements which effectively fix the interest rate on that debt. Because the remaining variable rate debt included a provision establishing a minimum interest rate, a 1% increase in interest rates on which the variable rate debt was based upon would not have increased Griffin's interest expense. Griffin did not have any variable rate debt outstanding during the fiscal year ended November 29, 2008.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin's cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk. Griffin's short-term investments generally consist of debt instruments with maturities ranging from one to sixteen months, with a weighted average maturity of approximately eight months as of November 28, 2009. Due to the generally short-term composition of its investments, Griffin's investments are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

        Griffin does not have foreign currency exposure in operations. Griffin does have an investment in a public company, Centaur Media, plc, based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates involving the UK pound sterling. A 10% decrease in the foreign currency exchange rate at November 28, 2009 would have resulted in a $0.5 million reduction of the fair value of that investment.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007
Landscape nursery net sales and other revenue	$22,069	$24,637	$28,026
Rental revenue and property sales	17,130	19,909	31,397

Total revenue	39,199	44,546	59,423

Costs of landscape nursery sales and other revenue	21,570	29,933	24,315
Costs related to rental revenue and property sales	12,322	13,233	13,648

Total costs of goods sold and costs related to rental revenue and property sales	33,892	43,166	37,963

Gross profit	5,307	1,380	21,460
Selling, general and administrative expenses	10,667	10,928	12,043
Restructuring charge	—	1,655	—

Operating (loss) profit	(5,360)	(11,203)	9,417
Gain on sale of Centaur Media common stock	—	—	2,873
Interest expense	(3,522)	(3,261)	(3,154)
Investment income	182	1,085	3,930

(Loss) income before income tax benefit (provision)	(8,700)	(13,379)	13,066
Income tax benefit (provision)	3,187	5,094	(4,735)

Net (loss) income	$(5,513)	$(8,285)	$8,331

Basic net (loss) income per common share	$(1.09)	$(1.64)	$1.62

Diluted net (loss) income per common share	$(1.09)	$(1.64)	$1.58

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 28, 2009	Nov. 29, 2008
ASSETS
Current Assets
Cash and cash equivalents	$9,149	$4,773
Trading securities—short-term investments, net	454	8,624
Accounts receivable, less allowance of $187 and $148	2,681	2,071
Inventories, net	19,573	24,347
Income taxes receivable	6,336	1,782
Deferred income taxes	143	3,447
Other current assets	3,645	3,755

Total current assets	41,981	48,799
Real estate held for sale or lease, net	128,311	113,948
Property and equipment, net	2,730	6,437
Available for sale securities—Investment in Centaur Media plc	4,615	3,374
Other assets	11,099	9,117

Total assets	$188,736	$181,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,532	$8,661
Accounts payable and accrued liabilities	3,667	5,240
Deferred revenue	1,249	1,175

Total current liabilities	6,448	15,076
Long-term debt	61,066	39,855
Deferred income taxes	1,050	1,257
Other noncurrent liabilities	5,426	4,327

Total liabilities	73,990	60,515

Commitments and Contingencies (Note 16)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,479,402 and 5,455,382 shares issued, respectively, and 5,092,436 and 5,068,416 shares outstanding, respectively	55	55
Additional paid-in capital	104,849	103,997
Retained earnings	22,342	29,888
Accumulated other comprehensive income, net of tax	926	646
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)

Total stockholders' equity	114,746	121,160

Total liabilities and stockholders' equity	$188,736	$181,675

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Fiscal Years Ended November 28, 2009, November 29, 2008 and December 1, 2007

(dollars in thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Income (Loss)
Balance at December 2, 2006	5,177,709	$52	$98,549	$32,377	$9,942	$(1,306)	$139,614
Exercise of employee stock options, including tax benefit of $1,020 and shares tendered related to stock options exercised	143,523	1	3,028	—	—	(2,568)	461
Repurchase of common stock	—	—	—	—	—	(4,180)	(4,180)
Stock-based compensation expense	—	—	126	—	—	—	126
Dividend declared, $0.10 per share	—	—	—	(509)	—	—	(509)
Net actuarial gain and prior service cost for other postretirement benefits	—	—	—	—	47	—	47
Reclassification for gains on the sale of Centaur Media plc included in net income	—	—	—	—	(1,869)	—	(1,869)	$(1,869)
Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(3,118)	—	(3,118)	(3,118)
Net income	—	—	—	8,331	—	—	8,331	8,331

Balance at December 1, 2007	5,321,232	53	101,703	40,199	5,002	(8,054)	138,903	$3,344

Exercise of employee stock options, including tax benefit of $260 and shares tendered related to stock options exercised	134,150	2	2,115	—	—	(2,492)	(375)
Stock-based compensation expense	—	—	179	—	—	—	179
Repurchase of common stock	—	—	—	—	—	(2,880)	(2,880)
Dividends declared, $0.40 per share	—	—	—	(2,026)	—	—	(2,026)
Net actuarial gain and prior service cost for other postretirement benefits	—	—	—	—	137	—	137	$137
Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(4,493)	—	(4,493)	(4,493)
Net loss	—	—	—	(8,285)	—	—	(8,285)	(8,285)

Balance at November 29, 2008	5,455,382	55	103,997	29,888	646	(13,426)	121,160	$(12,641)

Exercise of employee stock options, including tax benefit of $174	24,020	—	486	—	—	—	486
Stock-based compensation expense	—	—	366	—	—	—	366
Dividends declared, $0.40 per share	—	—	—	(2,033)	—	—	(2,033)
Net actuarial loss and prior service cost for other postretirement benefits	—	—	—	—	(53)	—	(53)	$(53)
Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(486)	—	(486)	(486)
Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	819	—	819	819
Net loss	—	—	—	(5,513)	—	—	(5,513)	(5,513)

Balance at November 28, 2009	5,479,402	$55	$104,849	$22,342	$926	$(13,426)	$114,746	$(5,233)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007
Operating activities:
Net (loss) income	$(5,513)	$(8,285)	$8,331
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,517	7,432	5,768
Deferred income taxes	2,959	(3,433)	1,420
Provision for inventory losses	1,366	7,990	729
Stock based compensation expense	366	179	126
Amortization of debt issuance costs	222	100	100
Provision for bad debts	109	42	22
Change in unrealized gains on trading securities	76	(36)	445
Income from equity investment	(7)	(6)	(7)
Gain on sale of properties	—	(2,960)	(14,322)
Gain on sale of common stock in Centaur Media plc	—	—	(2,873)
Payment of employee withholding taxes on options exercised	—	(769)	(994)
Current taxes in other comprehensive income reclassified into net income	—	—	202
Changes in assets and liabilities which increased (decreased) cash:
Short-term investments	8,094	14,287	12,653
Accounts receivable	(719)	109	315
Inventories	3,408	(1,963)	(524)
Income taxes receivable	(4,554)	(1,305)	3,435
Other current assets	127	(168)	145
Accounts payable and accrued liabilities	(1,107)	(110)	(2,009)
Deferred revenue	(103)	294	148
Other noncurrent assets and liabilities, net	(718)	(1,201)	(1,280)

Net cash provided by operating activities	10,523	10,197	11,830

Investing activities:
Additions to real estate held for sale or lease	(16,968)	(10,781)	(14,575)
Deposits for purchase of real estate held for sale or lease	(1,236)	—	—
Additions to property and equipment	(83)	(501)	(461)
Proceeds from sale of properties, net of expenses	412	501	13,343
Proceeds from sale of common stock in Centaur Media plc	—	—	3,467
Proceeds from distribution from Shemin Nurseries Holding Corp.	—	—	189

Net cash (used in) provided by investing activities	(17,875)	(10,781)	1,963

Financing activities:
Proceeds from debt	22,775	—	—
Payments of debt	(8,693)	(1,249)	(2,213)
Dividends paid to stockholders	(2,031)	(2,028)	—
Debt issuance costs	(841)	—	—
Exercise of stock options	344	134	435
Tax benefit of options exercised	174	260	1,020
Repurchase of common stock	—	(2,880)	(4,180)

Net cash provided by (used in) financing activities	11,728	(5,763)	(4,938)

Net increase (decrease) in cash and cash equivalents	4,376	(6,347)	8,855
Cash and cash equivalents at beginning of year	4,773	11,120	2,265

Cash and cash equivalents at end of year	$9,149	$4,773	$11,120

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

  Fiscal Year

        Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal years 2009, 2008 and 2007 each contained 52 weeks and ended on November 28, 2009, November 29, 2008 and December 1, 2007, respectively.

  Cash and Cash Equivalents

        Cash equivalents are composed of highly liquid investments with maturity of three months or less at the date of purchase, and are recorded at fair value. At November 28, 2009 and November 29, 2008, $8,672 and $2,224, respectively, of the cash and cash equivalents included on Griffin's consolidated balance sheets were held in the form of money market funds.

  Investments

        Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under Financial Accounting Standards Board ("FASB") ASC 320-10, "Investments—Debt and Equity Securities." Accordingly, these investments are recorded at their fair values based upon their quoted market prices at the balance sheet date, and the net realized and unrealized gains and losses on these investments are included in investment income in the consolidated statements of operations.

        Griffin's investment in the common stock of Centaur Media plc ("Centaur Media") is accounted for as an available-for-sale security under FASB ASC 320-10, whereby increases or decreases in the fair value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, are recorded as a component of other comprehensive income (loss).

        Through May 30, 2005, Griffin had an investment in Shemin Acquisition Corporation ("Shemin Acquisition") which it received as part of the consideration in the fiscal 2001 sale of a portion of Imperial's landscape nursery business. Griffin accounted for its investment in Shemin Acquisition under the cost method. On May 31, 2005, Griffin exchanged a portion of its investment in Shemin Acquisition for common stock of Shemin Nurseries Holding Corp. ("SNHC"), which operates a landscape nursery distribution business through its subsidiary. Griffin then sold its remaining investment in Shemin Acquisition. Griffin's remaining investment in SNHC is accounted for under the cost method, and is included in other assets on Griffin's consolidated balance sheets (see Note 7).

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

  Stock-Based Compensation

        Griffin accounts for stock options in accordance with FASB ASC 718, "Share-Based Payment" ("ASC 718") and FASB ASC 505-50, "Equity—Equity-Based Payments to Non-Employees" ("ASC 505-50"). For stock options that have graded vesting features, Griffin recognizes compensation cost over the requisite service period separately for each tranche of the award as though they were, in substance, multiple awards. Griffin determines its accumulated windfall tax benefits using the short-cut method.

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

  Postretirement Benefits

        In September 2006, the FASB revised the measurement and disclosure guidance for FASB ASC 715-10, "Compensation—Retirement Benefits," ("ASC 715-10"). This revision requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This change also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. It does not require prior periods to be restated to reflect the impact of the revision. Griffin adopted the revision to ASC 715-10 effective as

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

of December 1, 2007. The adoption resulted in a decrease in noncurrent liabilities in fiscal 2007 of $72; an increase in deferred tax liabilities in fiscal 2007 of $25 and an increase in accumulated other comprehensive income in fiscal 2007 of $47. The change did not impact Griffin's results of operations or cash flows. See Notes 11 and 12 for additional information.

  Impairment of Investments in Long-Lived Assets

        Griffin annually reviews, as well as when conditions may indicate, its long-lived assets to determine if there are indicators of impairment. When indicators of impairment are present, Griffin evaluates the carrying value of the assets in relation to the operating performance and future undiscounted cash flows or the estimated fair value based on future cash flows of the underlying assets. Griffin adjusts the net book value of an underlying asset if its fair value is determined to be less than its book value.

        Griffin also annually reviews, as well as when conditions may indicate, the recoverability of its development costs, including expected remediation costs on current projects that are included in real estate held for sale or lease. To the extent that the carrying value exceeds the fair value of a project's development costs, an impairment loss is recorded.

        There were no impairment losses recorded in the fiscal years ended November 28, 2009 and December 1, 2007. In the fiscal year ended November 29, 2008, an impairment charge on the fixed assets used on Imperial's Florida farm was included in the restructuring charge for the shutdown of that farm (see Note 3).

  Revenue and Gain Recognition

        In the landscape nursery business, sales and the related costs of sales are recognized upon shipment of products. Sales returns are not material. All amounts billed to customers for shipping and handling are included in net sales and the costs of shipping and handling are included in costs of sales.

        In the real estate business, revenue includes rental revenue from Griffin Land's commercial and industrial properties and proceeds from property sales. Rental revenue is accounted for on a straight line basis over the applicable lease term in accordance with the Lease Topic FASB ASC 840-10, "Leases." Gains on property sales are recognized in accordance with the Property, Plant, and Equipment–Real Estate Sales Topic, FASB ASC 360-20 based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

        Effective December 2, 2007, Griffin adopted a revision to FASB ASC 740-10, "Income Taxes" ("ASC 740-10"). This revision clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. Specifically, it prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The change also provides enhanced guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In connection with the adoption of the revision to ASC 740-10, Griffin has analyzed its federal and significant state filing positions. Griffin's federal income tax returns for fiscal 2004 through fiscal 2006 have been examined by the Internal Revenue Service and the tax returns were accepted as filed. The periods subject to examination for Griffin's significant state return, which is Connecticut, are fiscal 2006 through fiscal 2008. Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that will result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to ASC 740-10, nor was there a cumulative effect related to adopting the revision to ASC 740-10.

        Griffin's policy for recording interest and penalties, related to uncertain tax positions, is to record such items as part of its provision for federal and state income taxes.

  Goodwill and Other Intangible Assets

        Griffin accounts for intangible assets in accordance with FASB ASC 350-10 "Intangibles–Goodwill and Other." Griffin does not have any goodwill on its balance sheet. Griffin's other intangible assets consist of: (i) the value of in-place leases; and (ii) the value of customer relationships with tenants. These intangible assets were recorded in connection with Griffin's acquisition in fiscal 2007 of a warehouse facility that was leased back to the seller and Griffin's acquisition in fiscal 2003 of a controlling interest in a joint venture that owned two multi-story office buildings. Amortization of the value of in-place leases, included in costs related to rental revenue, is on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants, included in costs related to rental revenue, is on a straight-line basis over the lease terms and anticipated renewal periods. These intangible assets are included in other assets on Griffin's consolidated balance sheets, and as nonfinancial assets measured on a nonrecurring basis, were not subject to FASB ASC 820-10, "Fair Value Measurements and Disclosures" as of November 28, 2009 (see below).

  Environmental Matters

        Environmental expenditures related to land are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. There were no liabilities recorded related to environmental assessments of Griffin's land holdings as of November 28, 2009 and November 29, 2008.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Interest Rate Swap Agreements

        In fiscal 2009, Griffin entered into two interest rate swap agreements to hedge interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applied FASB ASC 815-10, "Derivatives and Hedging," ("ASC 815-10") as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin's consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

        Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on the benchmark interest rates. The change in fair values of Griffin's interest rate swap agreements are recorded as components of accumulated other comprehensive income in stockholders' equity, to the extent they are effective. Any ineffective portions of the change in fair value of this instrument would be recorded as interest expense.

  Conditional Asset Retirement Obligations

        In March 2005, the FASB issued ASC 410-10, "Asset Retirement and Environmental Obligations" ("ASC 410-10"), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. Upon adoption of ASC 410-10 in the fourth quarter of fiscal 2006, Griffin recorded the fair value of the liability for asset retirement obligations related to its long-lived assets other than land. The conditional asset retirement obligations relate principally to tobacco barns and other structures on Griffin's land holdings that contain asbestos, primarily in roofing materials. These structures are not material to Griffin's operations and do not have any book value. These structures remain from the tobacco growing operations of former affiliates of Griffin. An after tax charge of $0.2 million was recorded for the conditional asset retirement obligation related to these structures as a cumulative effect of an accounting change in fiscal 2006.

  Fair Value of Financial Instruments

        The amounts included in the financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The amounts included in the financial statements for short-term investments are carried at their fair values in accordance with FASB ASC 320-10, "Investments–Debt and Equity Securities." The fair values of Griffin's other financial instruments are discussed in Note 4.

        Effective December 2, 2007, the FASB issued new guidance related to ASC 825, "Financial Instruments." This revision allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. ASC 825 does not affect any existing pronouncements that require assets

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included under existing pronouncements. Griffin did not elect to report any additional assets or liabilities at fair value that were not already being reported at fair value.

  Treasury Stock

        Treasury stock is recorded at cost as a reduction of stockholders' equity on Griffin's consolidated balance sheets.

  Income (Loss) Per Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The calculation of diluted net income (loss) per common share includes adjusting Griffin's outstanding shares assuming the exercise of all potentially dilutive Griffin stock options.

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

        Griffin Land and Imperial conduct business based on periodic evaluations of their customers' financial condition and generally do not require collateral. These evaluations require significant judgment and are based on multiple sources of information such as historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. Although no single customer of Imperial accounted for more than 10% of Imperial's total net sales in fiscal 2009, fiscal 2008 and fiscal 2007, Imperial's ten largest customers, including several mass merchandisers, accounted for 24%, 21% and 25% of Imperial's total net sales in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Management expects that a small number of customers will continue to account for a significant portion of Imperial's net sales over the next several years. A

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

significant amount of sales to independent garden centers are made through cooperative buying organizations. In fiscal 2009, approximately 19% of Imperial's net sales were made through buying cooperatives, with 13% of Imperial's total net sales made through one buying cooperative. The loss of one of Imperial's larger customers or the inability to collect accounts receivable from one of Imperial's larger customers or a larger buying cooperative could have an adverse effect on Imperial.

        Griffin does not use derivatives for speculative purposes. Griffin applies "Accounting for Derivative Instruments and Hedging Activities," as amended, which established accounting and reporting standards for derivative instruments and hedging activities. This accounting guidance required Griffin to recognize all derivatives as either assets or liabilities in its consolidated balance sheets and to measure those instruments at fair value. The estimated fair value is based primarily on projected future swap rates.

        Griffin applies cash flow hedge accounting to its interest rate swap agreements designated as hedges of the variability of future cash flows from floating rate liabilities due to the benchmark interest rates. Changes in the fair value of these interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) ("AOCI") in stockholders' equity, to the extent they are effective. Amounts recorded to AOCI are then reclassified to interest expense as interest on the hedged borrowing is recognized. Any ineffective portion of the change in fair value of these instruments would be recorded to interest expense.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the fair values of Griffin's cash equivalents and short-term investments. Cash equivalents generally consist of overnight investments that are not significantly exposed to interest rate risk, and short-term investments consist of debt instruments with maturities principally less than twelve months that are not significantly exposed to interest rate risk except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments, and the reported value of derivative financial instruments.

  Reclassifications

        Certain prior year balances have been reclassified to conform to the current year's presentation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. Griffin's significant estimates include, among others, the allowance for doubtful accounts receivable, inventory reserves, classification and valuation of investments, impairment evaluation, deferred taxes, derivative financial instruments, revenue and gain recognition, and factors used in determining stock compensation.

  Recent Accounting Pronouncements

        In February 2009, Griffin adopted the guidance in ASC 815-10, "Derivatives and Hedging" ("ASC 815-10") when it entered into the first of its two interest rate swap agreements. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. ASC

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin's consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates. The qualitative and quantitative disclosures as required under ASC 815-10 are included in Griffin's financial statements for fiscal 2009.

        In April 2009, the FASB issued new guidance related to ASC 320-10, "Investments–Debt and Equity Securities". This revision provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity for interim and annual financial statements. It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities. This guidance became effective for Griffin in fiscal 2009. As of November 28, 2009, Griffin did not hold any debt securities classified as available-for-sale securities.

        In April 2009, the FASB issued new guidance related to ASC 820-10, "Fair Value Measurements and Disclosures" ("ASC 820-10"). This revision provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. Additionally, the revision provides guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10 requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. This guidance became effective for Griffin in fiscal 2009; however, as of November 28, 2009, Griffin did not hold any assets or have any liabilities to which this standard is applicable.

        In May 2009, the FASB issued new guidance related to ASC 855-10, "Subsequent Events" ("ASC 855-10"). This revision establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. This guidance became effective for Griffin in fiscal 2009 and did not have a material impact on Griffin's financial statements (see Note 18).

        In June 2009, the FASB issued ASC 105, "Generally Accepted Accounting Principles" ("ASC 105"). The objective is to establish the FASB Accounting Standards Codification™ ("Codification") as the source of authoritative United States generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification superceded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The issuance of ASC 105 does not change GAAP; it does, however, change the applicable citations and naming conventions used when referencing GAAP. ASC 105 became effective for Griffin in fiscal 2009.

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

	For the Fiscal Years Ended,
	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007
Net sales and other revenue
Landscape nursery net sales and other revenue	$22,069	$24,637	$28,026
Rental revenue and property sales	17,130	19,909	31,397

	$39,199	$44,546	$59,423

Operating (loss) profit
Landscape nursery	$(3,636)	$(11,711)	$(1,368)
Real estate	2,260	3,980	15,081

Industry segment totals	(1,376)	(7,731)	13,713
General corporate expense	(3,984)	(3,472)	(4,296)

Operating (loss) profit	(5,360)	(11,203)	9,417
Gain on sale of Centaur Media common stock	—	—	2,873
Interest expense	(3,522)	(3,261)	(3,154)
Investment income	182	1,085	3,930

(Loss) income before income tax benefit (provision)	$(8,700)	$(13,379)	$13,066

	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007
Identifiable assets
Landscape nursery	$28,238	$32,984	$42,107
Real estate	139,681	125,611	118,121

Industry segment totals	167,919	158,595	160,228
General corporate	20,817	23,080	46,575

Total assets	$188,736	$181,675	$206,803

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007
Landscape nursery	$78	$537	$435	$936	$2,312	$1,293
Real estate	16,505	10,499	14,091	5,575	5,112	4,467

Industry segment totals	16,583	11,036	14,526	6,511	7,424	5,760
General corporate	—	3	4	6	8	8

Total	$16,583	$11,039	$14,530	$6,517	$7,432	$5,768

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

2. Industry Segment Information (Continued)

        The real estate segment had no revenue from property sales in fiscal 2009. Revenue of the real estate segment in fiscal 2008 and fiscal 2007 includes property sales revenue of $4,561 and $17,246, respectively. Revenue of the real estate segment in fiscal 2009, fiscal 2008 and fiscal 2007 also includes other miscellaneous revenue of $126, $145, and $110, respectively. Interest expense in fiscal 2009, fiscal 2008 and fiscal 2007 includes $3,008, $3,152 and $3,039, respectively, of interest on nonrecourse mortgage loans of the real estate segment.

        Included in other revenue of the landscape nursery segment in fiscal 2009 is $177 of revenue from the rental of Imperial's Quincy, Florida location (see Note 3). The landscape nursery segment had no revenue from rental activities in fiscal 2008 and fiscal 2007.

3. Facility Shutdown

        The shutdown of Imperial's Quincy, Florida farm was completed in the 2009 third quarter. The Quincy farm represented all of Imperial's growing operations in Florida. The shutdown of the Florida farm reflects the difficulties that facility encountered in delivering product to most of Imperial's major markets, which are located in the mid-Atlantic area and northeastern United States. Imperial was unable to develop sufficient volume in more southern markets to reduce its dependence on shipping Florida product substantial distances. The closure of the Florida farm enables Imperial to focus as a regional grower with most of its major markets within close proximity of its Connecticut farm, which Imperial continues to operate.

        As a result of the decision to shut down Imperial's Florida farm, Griffin recorded a total charge of $8.9 million in fiscal 2008, comprised of $7.2 million included in costs of landscape nursery sales for Florida inventories that were expected to be sold below their carrying values at the time of sale and a restructuring charge of $1.7 million that consisted of: (i) $1.1 million to write down fixed assets that will no longer be used; and (ii) $0.6 million for severance payments. In fiscal 2009, $7.1 million was charged against the reserve for inventory primarily reflecting the sale of inventory below its carrying costs. During fiscal 2009, 54 employees were terminated as a result of the shutdown of the Florida farm, bringing the total number of employees terminated as a result of the shutdown of the Florida farm to 68 as of November 28, 2009. Changes in the inventory reserve related to the shutdown of the Florida farm during fiscal 2009 were as follows:

Balance at beginning of year	$7,311
Reductions to the reserve related to disposal of inventories	(7,106)
Reductions to the reserve due to the difference between estimated and actual amounts recovered	(205)

Balance at end of year	$—

        Included in the reserve for inventory were the excess of the carrying value of the inventory over the estimated sales proceeds, estimated costs to maintain the inventory prior to sale and estimated disposal costs. In August 2009, Imperial completed the shutdown of its operations at the Florida farm and disposed of all remaining inventory through sales and abandonment. The inventory reserve was adjusted to reflect the actual sale proceeds received, actual disposal costs and actual amounts expended to maintain the inventory prior to sale. As a result, cost of goods sold in fiscal 2009 includes a credit of

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Facility Shutdown (Continued)

$0.2 million, reflecting the difference between the estimated amount reserved for inventory as of November 29, 2008 and the actual results of the disposal of Florida's inventories during fiscal 2009.

4. Fair Value

        In fiscal 2008, Griffin adopted the provision of FASB ASC 820, "Fair Value Measurements and Disclosures" which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

    Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities. Level 1 securities include Griffin's short-term (trading account) investments and available-for-sale securities.

    Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 liabilities include Griffin's two interest rate swap derivatives. The fair values of Griffin's interest rate swap derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

    Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets include certain fixed assets and accruals related to the shutdown of Imperial's Florida farm. Such fixed assets were measured in accordance with FASB ASC 360, "Property, Plant, and Equipment." Such accruals were measured in accordance with FASB ASC 420, "Exit or Disposal Cost Obligations." These assets and liabilities are classified within Level 3 of the fair value hierarchy because management determined that significant adjustments derived from Griffin's own assumptions are required to determine fair value at the measurement date.

        The following are Griffin's financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	November 28, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$454	$—	$—

Available-for-sale securities	$4,615	$—	$—

Interest rate swaps	$—	$(770)	$—

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Fair Value (Continued)

	November 29, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$8,624	$—	$—

Available-for-sale securities	$3,374	$—	$—

        The carrying and estimated fair values of Griffin's financial instruments are as follows:

	November 28, 2009		November 29, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$9,149	$9,149	$4,773	$4,773
Trading securities	454	454	8,624	8,624
Available-for-sale securities	4,615	4,615	3,374	3,374
Financial liabilities:
Revolving line of credit	$2,500	$2,500	$—	$—
Mortgage debt	60,002	59,508	48,349	45,472
Interest rate swaps	(770)	(770)	—	—

	November 28, 2009		November 29, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Nonfinancial assets:
Fixed assets	$—	$—	$—	$—
Nonfinancial liabilities:
Severance accrual	$—	$—	$(549)	$(549)

        The fair values of the trading and available-for-sale securities are based on quoted market prices. The fair values of the revolving line of credit and mortgage debt are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and additionally, the Company considers its credit worthiness in determining the fair value of its debt. The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount Griffin would pay to terminate the swap agreements at the balance sheet date, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

        At November 28, 2009 and November 29, 2008, the fair values of Griffin's fixed rate mortgages were $39.3 million and $45.5 million, respectively. The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for similar loans.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Inventories

        Inventories consist of:

	Nov. 28, 2009	Nov. 29, 2008
Nursery stock	$18,780	$30,051
Materials and supplies	1,574	2,017

	20,354	32,068
Reserves	(781)	(7,721)

	$19,573	$24,347

        As a result of the shutdown of Imperial's Florida farm in fiscal 2009 (see Note 3), all of Imperial's inventory as of November 28, 2009 is located at Imperial's Connecticut farm and field liner beds located nearby that farm.

        An inventory reserve of $7.2 million was recorded in fiscal 2008 related to the shutdown of Imperial's Quincy, Florida farm. As of November 28, 2009, all of the Florida inventory had been disposed either through sale or abandonment. Accordingly, inventory reserves as of November 28, 2009 are entirely related to the remaining inventory in Connecticut. Although all inventories are classified as a current asset based upon industry practice, approximately $9.5 million of the inventory at November 28, 2009 is not currently expected to be sold within twelve months of the balance sheet date.

6. Real Estate Assets

        Real estate held for sale or lease consists of:

		November 28, 2009
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$8,048	$9,682
Land improvements	10 to 30 years	691	12,952	13,643
Buildings and improvements	10 to 40 years	—	124,603	124,603
Tenant improvements	Shorter of useful life or terms of related lease	—	12,538	12,538
Development costs		6,720	4,270	10,990

		9,045	162,411	171,456
Accumulated depreciation		—	(43,145)	(43,145)

		$9,045	$119,266	$128,311

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Real Estate Assets (Continued)

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

        Included in real estate held for lease as of November 28, 2009 is $2,786, reflecting the net book value of Imperial's Florida farm that was shut down during fiscal 2009 and is being leased to another landscape nursery grower (see Notes 3 and 13).

        Griffin capitalized interest in fiscal 2009, fiscal 2008 and fiscal 2007 of $181, $123 and $383, respectively. Total depreciation expense related to real estate held for sale or lease in fiscal 2009, fiscal 2008 and fiscal 2007 was $5,024, $4,511 and $3,943, respectively.

  Intangible Assets

        Griffin's intangible assets relate to the fiscal 2007 acquisition of a warehouse building and to the fiscal 2003 acquisition of a controlling interest in a joint venture that owned two multi-story office buildings. The intangible assets consist of: (i) the value of in-place leases; and (ii) the value of customer relationships with tenants. At November 28, 2009 and November 29, 2008, intangible assets of $399 and $579, respectively, net of accumulated amortization of $459 and $636, respectively, are included in other assets on Griffin's consolidated balance sheets. Amortization expense in fiscal 2009, fiscal 2008 and fiscal 2007 was $180, $175 and $117, respectively. Estimated amortization expense is $61 for each of the next five fiscal years.

7. Investments

  Short-Term Investments

        Griffin's short-term investments are comprised of debt securities and are accounted for as trading securities under FASB ASC 320, "Investments–Debt and Equity Securities." Accordingly, the securities are recorded at their fair value based upon their quoted market price and net realized and unrealized gains and losses on these investments are included in investment income in the consolidated statement

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Investments (Continued)

of operations. The composition of short-term investments at November 28, 2009 and November 29, 2008 are as follows:

	Nov. 28, 2009		Nov. 29, 2008
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$453	$454	$8,433	$8,510
Certificates of deposit	—	—	114	114

Total short-term investments	$453	$454	$8,547	$8,624

        Investment income for fiscal 2009, fiscal 2008 and fiscal 2007 consists of:

	For the Fiscal Years Ended,
	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007
Net realized gains on the sales of short-term investments	$107	$537	$1,783
Interest and dividend income from investments	144	506	957
Change in net unrealized gains on short-term investments	(76)	36	(445)
Dividend income from Shemin Nurseries Holding Corp.	—	—	1,628
Other investment income	7	6	7

	$182	$1,085	$3,930

        Included in investment income in fiscal 2007 is $1.6 million of a total of $1.8 million in cash received from SNHC. The amount reported as dividend income was based on the amount of cumulative earnings of SNHC, with the balance of the amount received from SNHC reported as a return of investment.

  Centaur Media plc

        In connection with the sale of Centaur Communications Ltd. in fiscal 2004, Griffin received 6,477,150 shares of Centaur Holdings, plc common stock (representing approximately 4.4% of its newly issued outstanding common stock), which was initially valued at approximately $11.7 million based on the £1.00 per share price of the initial public offering of shares by Centaur Holdings, plc and the foreign currency exchange rate in effect at that time. In 2006, Centaur Holdings, plc changed its name to Centaur Media. Griffin's investment in the common stock of Centaur Media is accounted for as an available-for-sale security under FASB ASC 320. Accordingly, changes in the value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate are included, net of income taxes, in accumulated other comprehensive income (see Note 12). Griffin reported dividend income from Centaur Media of $37, $375 and $387 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. In fiscal 2007, Griffin sold 1,200,000 of its shares in Centaur Media, resulting in a pretax gain of $2.9 million. Griffin did not sell any of its holdings in Centaur Media in fiscal 2008 or fiscal 2009.

        As of November 28, 2009, the cost, gross unrealized gain and fair value of Griffin's investment in Centaur Media were $2,677, $1,938 and $4,615, respectively. As of November 29, 2008, the cost, gross unrealized gain and fair value of Griffin's investment in Centaur Media were $2,677, $697 and $3,374, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

7. Investments (Continued)

  Shemin Nurseries Holding Corp.

        Over the past four years, Griffin has held an approximate 14% equity interest in SNHC, which operates a landscape nursery distribution business through a subsidiary that previously was a subsidiary of Shemin Acquisition. Griffin's investment in SNHC is $0.3 million as of November 28, 2009 and is included in other assets on Griffin's consolidated balance sheet.

8. Property and Equipment

        Property and equipment consist of:

	Estimated Useful Lives	Nov. 28, 2009	Nov. 29, 2008
Land		$437	$715
Land improvements	10 to 20 years	1,561	5,650
Buildings and improvements	10 to 40 years	1,842	3,060
Machinery and equipment	3 to 20 years	11,824	17,529

		15,664	26,954
Accumulated depreciation		(12,934)	(20,517)

		$2,730	$6,437

        Total depreciation expense related to property and equipment in fiscal 2009, fiscal 2008 and fiscal 2007 was $911, $2,404 and $1,390, respectively. Depreciation expense in fiscal 2008 includes $1,045 related to the restructuring charge for the shut down of Imperial's Quincy, Florida farm (see Note 3).

        In fiscal 2009, the net book value of Imperial's Florida farm that was shut down and subsequently leased to another landscape nursery grower was reclassified from property and equipment to real estate held for lease. The net book value of those assets was $2,786 and $3,210 as of November 28, 2009 and November 29, 2008, respectively (see Notes 3 and 6).

9. Income Taxes

        The income tax benefit (provision) for fiscal 2009, fiscal 2008 and fiscal 2007 is summarized as follows:

	For the Fiscal Years Ended,
	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007
Current federal	$6,146	$1,614	$(3,263)
Current state and local	—	47	(52)
Deferred federal	(3,342)	2,939	(1,030)
Deferred state and local	383	494	(390)

Total income tax benefit (provision)	$3,187	$5,094	$(4,735)

        Griffin has recorded a federal income tax receivable of approximately $6.3 million as of November 28, 2009 due to recently enacted legislation. The American Recovery and Reinvestment Act

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Income Taxes (Continued)

of 2009 allows Griffin to carry back its fiscal 2009 taxable loss up to five years. This will enable Griffin to offset its fiscal 2009 taxable loss against fiscal 2004 taxable income.

        Griffin recognized a current tax benefit of $174, $260 and $1,020 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, from the exercise of employee stock options. Griffin has an unrecognized tax benefit of $847 for the effect of employee stock options exercised in fiscal years 2006 to 2009.

        In fiscal 2009, a deferred tax liability of $422 was included as a charge to Griffin's other comprehensive income related to the mark to market change for the fair value adjustment on Griffin's investment in Centaur Media. In fiscal 2008 and fiscal 2007, deferred tax assets of $2,441 and $1,681, respectively, were included as credits to Griffin's other comprehensive income for the mark to market adjustment on Centaur Media. In fiscal 2007, as a result of the sale of a portion of Griffin's holdings in Centaur Media, $1,022 of taxes, including $820 of deferred taxes and $202 of current taxes, were reclassified from accumulated other comprehensive income into the income tax provision in the consolidated statement of operations.

        In fiscal 2009, a deferred tax asset of $31 was included as a credit in other comprehensive income as a result of the measurement of the funded status of the defined benefit postretirement plan. In fiscal 2008, a deferred tax liability of $81 was included as a charge in other comprehensive income as a result of the measurement of the funded status of the defined benefit postretirement plan.

        In fiscal 2009, the deferred tax asset related to non-qualified stock options was reduced by $32 as a result of exercises and forfeitures on those options. There was no adjustment for exercises and forfeitures to the deferred tax asset for non-qualified stock options in fiscal 2008.

        Additionally in fiscal 2009, deferred tax assets totaling $284 were included as credits in other comprehensive income as a result of the fair value adjustment of Griffin's cash flow hedges. Griffin had not entered into any cash flow hedging agreements prior to fiscal 2009.

        The reasons for the differences between the United States statutory income tax rates and the effective tax rates are shown in the following table:

	For the Fiscal Years Ended,
	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007
Tax benefit (provision) at statutory rate	$3,045	$4,683	$(4,573)
State and local taxes, including valuation allowance, net of federal tax effect	249	352	(287)
Permanent items	(3)	(3)	(5)
Dividend received deduction	—	—	200
Tax liability adjustments	—	51	(40)
Other	(104)	11	(30)

Total income tax benefit (provision)	$3,187	$5,094	$(4,735)

        The income tax benefits in fiscal 2009 and fiscal 2008 include the recording of valuation allowances on certain state deferred tax assets for state net operating loss carryforwards ("NOLs") of Imperial. The effect on the income tax benefit for the valuation allowance in fiscal 2009 and fiscal 2008 was a charge of $64 and

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Income Taxes (Continued)

$163, respectively, less a federal income tax benefit of $21 and $54, respectively. The establishment of the valuation allowance reflects management's determination that it is more likely than not that Imperial will not generate sufficient taxable income in the future to fully utilize the state NOLs.

        The significant components of Griffin's current deferred tax asset and noncurrent deferred tax liability are shown below.

	Nov. 28, 2009	Nov. 29, 2008
Deferred tax assets:
State net operating loss credit carryforwards	$1,074	$644
Deferred revenue	919	964
Retirement benefit plans	867	657
Inventories	807	3,730
Investment in Shemin Nurseries Holding Corp.	426	418
Cash flow hedges	284	—
Non-qualified stock options	217	138
Conditional asset retirement obligations	138	135
Investment in Centaur Media plc	148	570
Allowance for doubtful accounts receivable	72	56
Other	466	547

Total deferred tax assets	5,418	7,859
Valuation allowance	(277)	(234)

Net deferred tax assets	5,141	7,625

Deferred tax liabilities:
Real estate held for sale or lease	(5,029)	(4,055)
Deferred rent	(600)	(376)
Property and equipment	(198)	(598)
Prepaid insurance	(153)	(218)
Other	(68)	(188)

Total deferred tax liabilities	(6,048)	(5,435)

Net total deferred tax (liabilities) assets	$(907)	$2,190

        Deferred income taxes included in the accompanying consolidated balance sheets at November 28, 2009 and November 29, 2008 are classified as follows:

	November 28, 2009			November 29, 2008
	Current	Noncurrent	Total	Current	Noncurrent	Total
Asset	$898	$4,243	$5,141	$4,126	$3,499	$7,625
Liability	(755)	(5,293)	(6,048)	(679)	(4,756)	(5,435)

	$143	$(1,050)	$(907)	$3,447	$(1,257)	$2,190

        At November 28, 2009, Griffin had state net operating loss carryforwards of $25.4 million, principally in Connecticut, which will not expire for thirteen years. Management has determined that a valuation allowance is required for NOLs in certain states (other than Connecticut) related to Imperial.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Income Taxes (Continued)

Realization of the tax benefits related to the Connecticut state net operating losses, which were not subject to valuation allowances, and the state effective tax rates at which those benefits will be realized is dependent upon future results of operations. Differences between forecasted and actual future operating results could adversely impact Griffin's ability to realize tax benefits from Connecticut state net operating losses. Therefore, the deferred tax assets relating to Connecticut state net operating loss carryforwards could be reduced in the future if estimates of future taxable income are reduced. Although realization of those deferred tax assets is not assured, Griffin believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize those deferred tax assets.

        Griffin's federal income tax returns for fiscal 2004 through fiscal 2006 have been examined by the Internal Revenue Service and the returns were accepted as filed.

10. Long-Term Debt

        Long-term debt includes:

	Nov. 28, 2009	Nov. 29, 2008
Nonrecourse mortgages:
8.54%, due, July 1, 2009 (repaid on April 1, 2009)	$—	$7,482
6.08%, due, January 1, 2013	7,419	7,634
6.30%, due, May 1, 2014	792	939
5.73%, due, July 1, 2015	20,097	20,418
8.13%, due, April 1, 2016	4,814	5,060
7.0%, due, October 1, 2017	6,636	6,816
Variable rate mortgage, due July 1, 2019*	8,468	—

Total nonrecourse mortgages	48,226	48,349
Variable rate construction to permanent mortgage loan, due February 1, 2019*	11,776	—
Revolving line of credit	2,500	—
Capital leases	96	167

Total	62,598	48,516
Less: current portion	(1,532)	(8,661)

Total long-term debt	$61,066	$39,855

          *  Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

        The annual principal payment requirements under the terms of the mortgage loans for the fiscal years 2010 through 2014 are $1,474, $1,627, $1,737, $8,273 and $1,589, respectively. The aggregate book value of land and buildings that are collateral for the mortgage loans was $63.4 million at November 28, 2009. The aggregate book value of land and buildings that are collateral for the revolving line of credit was $11.8 million at November 28, 2009.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Long-Term Debt (Continued)

        On February 6, 2009, Griffin closed on a $12 million construction to permanent mortgage loan with Berkshire Bank (the "Berkshire Bank Loan"), which provided a significant portion of the financing for construction in 2009 of a new approximate 304,000 square foot warehouse facility in New England Tradeport ("Tradeport"), Griffin's industrial park in Windsor and East Granby, Connecticut. Prior to the closing of the Berkshire Bank Loan, Griffin Land entered into a ten-year lease with Tire Rack, Inc. ("Tire Rack") to lease approximately 257,000 square feet of this new facility. Under certain conditions, but no later than August 2014, the beginning of the sixth year of the lease, Tire Rack is required to lease the entire building. The lease contains provisions for a potential expansion that would increase the size of the building up to approximately 450,000 square feet.

        During its first year, the Berkshire Bank Loan functions as a construction loan, with Griffin Land drawing funds as construction of the new warehouse progresses. The interest rate during the first year of the Berkshire Bank Loan is the greater of 2.75% above the thirty day LIBOR rate or 4%. As of November 28, 2009, the one-month LIBOR rate was 0.24%. Payments during this period are for interest only. One year after the loan closing date, the Berkshire Bank Loan converts to a nine-year nonrecourse mortgage collateralized by the new warehouse facility. Payments during those nine years will be for principal and interest based on a twenty-five year amortization period.

        At the time Griffin closed the Berkshire Bank Loan, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $12 million at inception that effectively fixes the interest rate for the final nine years of the loan at 6.35%. The swap agreement was entered into on February 6, 2009; however, the settlements under the swap agreement commence on March 1, 2010. Payments under this swap agreement will continue on the first day of each month until February 1, 2019, which is also the termination date of the Berkshire Bank Loan. Based on an evaluation of the critical terms of this interest rate swap agreement, Griffin is accounting for the interest rate swap agreement as an effective cash flow hedge (see Note 4). No ineffectiveness on the cash flow hedge was recognized as of November 28, 2009 and none is anticipated over the term of the agreement. There were no amounts reclassified from other comprehensive income to interest expense as of November 28, 2009 and $40 is expected to be reclassified in the next twelve months. Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreement to achieve the fixed rate on the debt. This interest rate swap agreement does not contain any credit risk related contingent features. In fiscal 2009 the amount of loss recognized on the effective portion of this interest rate swap agreement in other comprehensive income was $474, before taxes. As of November 28, 2009, the value of the interest rate swap liability was $474 and is included in other noncurrent liabilities on Griffin's consolidated balance sheet.

        On February 27, 2009, Griffin closed on a $10 million Revolving Line of Credit with Doral Bank (the "Credit Line") that has a term of two years, but may be extended for an additional year by Griffin. The Credit Line is collateralized by several of Griffin Land's buildings in Griffin Center and Griffin Center South. The interest rate on the Credit Line is the greater of the prime rate plus 1.5% or 6.88%. As of November 28, 2009, the prime rate was 3.25%. Griffin is using this facility for seasonal working capital needs, to supplement cash flow from operations and for general corporate purposes. As of November 28, 2009, $2.5 million was outstanding under the Credit Line. The initial borrowings under the Credit Line were used to prepay, on April 1, 2009, Griffin's 8.54% nonrecourse mortgage that was due on July 1, 2009. The mortgage had a balance of $7.4 million when it was repaid and there

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Long-Term Debt (Continued)

was no prepayment penalty. Three of the four buildings that were collateral for the mortgage that was repaid were included in the collateral of a new nonrecourse mortgage that closed on July 9, 2009 (see below).

        On July 9, 2009, Griffin closed on a mortgage for $8.5 million with People's United Bank ("People's Bank Mortgage") on four of its industrial buildings in Tradeport, three of which were included in the collateral on the mortgage that was repaid on April 1, 2009 (see above). The People's Bank Mortgage is nonrecourse, however, a subsidiary of Griffin entered into a ten-year master lease on 90% of the space in the mortgaged buildings. The master lease will stay in effect until overall occupancy and operating results of the collateral properties increase to certain levels. If not terminated earlier, the master lease will expire at the end of the mortgage term. In addition, the People's Bank Mortgage may be increased in increments up to an aggregate borrowing of $10.5 million if the leasing of the currently vacant space meets certain criteria. The People's Bank Mortgage has a term of ten years with principal and interest payments based on a twenty-five year amortization period. The interest rate under the People's Bank Mortgage is a floating rate, but, as discussed below, Griffin entered into an interest rate swap agreement that effectively fixes the interest rate over the term of the loan at 6.58%.

        At the time Griffin closed on the People's Bank Mortgage, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $8.5 million at inception to fix the interest rate of the amount borrowed at the inception of this loan for the entire time the loan is outstanding. Payments under this swap agreement commenced at the same time as payments made under the People's Bank Mortgage and such payments will be made at the same time as the remaining loan payments will be made over the ten-year terms of the loan and swap agreement. Based on an evaluation of the critical terms of this interest rate swap agreement, Griffin is accounting for this interest rate swap agreement as an effective cash flow hedge (see Note 4). No ineffectiveness on the cash flow hedge was recognized as of November 28, 2009, and none is anticipated over the term of the agreement. There were no amounts reclassified from other comprehensive income to interest expense as of November 28, 2009, and $30 is expected to be reclassified over the next twelve months. In fiscal 2009, the amount of loss recognized on the effective portion of this interest rate swap agreement in other comprehensive income was $296, before taxes. As of November 28, 2009, the fair value of the interest rate swap liability was $296 and is included in other noncurrent liabilities on Griffin's consolidated balance sheet. This interest rate swap agreement does not contain any credit risk related contingent features.

        Griffin Land's 6.08% nonrecourse mortgage due January 1, 2013, requires that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage be no less than 1.0 (the "debt service coverage covenant"). In connection with a prepayment of $1.0 million in fiscal 2007, the debt service coverage covenant was deferred until the twelve-month period ending December 31, 2009. On December 30, 2009, the debt service coverage covenant for the twelve months ended December 31, 2009 was waived by the bank as Griffin would not have been in compliance at the measurement date. Griffin is required to meet the debt service coverage covenant for the twelve-month period ending December 31, 2010.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Long-Term Debt (Continued)

        Future minimum lease payments under capital leases, principally for transportation equipment, and the present value of such payments as of November 28, 2009 were:

2010	$60
2011	28
2012	9
2013	3

Total minimum lease payments	100
Less: amounts representing interest	(4)

Present value of minimum lease payments (a)	$96

    (a)
    Includes current portion of $58 at November 28, 2009.

        At November 28, 2009 and November 29, 2008, machinery and equipment included assets subject to capital leases amounting to $119 and $194, respectively, which is net of accumulated amortization of $429 and $378 at November 28, 2009 and November 29, 2008, respectively. Amortization expense relating to capital leases in fiscal 2009, fiscal 2008 and fiscal 2007 was $72, $102 and $129, respectively.

11. Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2009, fiscal 2008 and fiscal 2007 were $167, $195 and $182, respectively.

  Deferred Compensation Plan

        Griffin maintains a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Griffin's liability under its Deferred Compensation Plan at November 28, 2009 and November 29, 2008 was $1,469 and $1,022, respectively. These amounts are included in other noncurrent liabilities on Griffin's consolidated balance sheets. The expense for Griffin's matching benefit to the Deferred Compensation Plan in fiscal 2009, fiscal 2008 and fiscal 2007 was $32, $27 and $27, respectively.

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

        In fiscal 2007, Griffin adopted a revision to the disclosure guidance for FASB ASC 715-10, "Compensation–Retirement Benefits." This revision requires recognition of the funded status on Griffin's consolidated balance sheet of its postretirement benefits program. The effect of FASB ASC 715-10 was a decrease in noncurrent liabilities of $218 and an increase of $137, after tax, in accumulated other comprehensive income in fiscal 2008 and an increase in noncurrent liabilities of $84 and a decrease of $53, after tax, in accumulated other comprehensive income in fiscal 2009.

        Griffin's liability for postretirement benefits, as determined by the plan's actuary, is shown below. The program's liability is unfunded.

	Nov. 28, 2009	Nov. 29, 2008
Change in benefit obligation:
Benefit obligation at beginning of year	$633	$805
Actuarial loss (gain)	84	(218)
Interest cost	40	41
Service cost	16	21
Benefits paid	(5)	(6)
Amortization of actuarial gain	(27)	(10)
Curtailment gain	(65)	—

Benefit obligation at end of year	$676	$633

        The curtailment gain in fiscal 2009 resulted from the shutdown of Imperial's Florida farm. Approximately $13 of the estimated net actuarial gain will be amortized from accumulated other comprehensive income into net periodic benefit cost in the next fiscal year.

        Griffin's liability for postretirement benefits as of November 28, 2009 and November 29, 2008 is attributed to the following:

	Nov. 28, 2009	Nov. 29, 2008
Amounts recognized in the consolidated balance sheets consist of:
Retirees	$4	$18
Fully eligible active participants	303	303
Other active participants	369	312

Liability for postretirement benefits	$676	$633

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Retirement Benefits (Continued)

        The components of Griffin's postretirement benefits expense are as follows:

	For the Fiscal Years Ended,
	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007
Service cost	$16	$21	$27
Interest	40	41	43
Amortization of actuarial gain	(27)	(10)	—
Curtailment gain	(65)	—	—

Total (income) expense	(36)	52	70
Other changes in benefit obligations recognized in other comprehensive income:
Actuarial loss (gain)	84	(218)	(72)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$48	$(166)	$(2)

        An assumed health care cost trend of 8.2% has been utilized for the next year, with an ultimate assumed rate of 4.5% being reached in 2027. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost	$4	$(3)
Effect on postretirement benefit obligation	39	(34)

        Discount rates of 5.61% and 7.65% were used to compute the accumulated postretirement benefit obligations at November 28, 2009 and November 29, 2008, respectively. The discount rates used are based on the spot rate of the Citigroup Pension Discount Curve, which is used to discount the projected cash flows of the plan. Discount rates of 7.65%, 6.25% and 5.65% were used to compute the net periodic benefit expense for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

2010	$8
2011	15
2012	26
2013	32
2014	36
2015 – 2019	196

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

12. Stockholders' Equity

  Earnings Per Share

        Basic and diluted (loss) earnings per share were based on the following:

	For the Fiscal Years Ended,
	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007
Net (loss) income as reported for computation of basic and diluted per share results	$(5,513)	$(8,285)	$8,331

Weighted average shares outstanding for computation of basic per share results	5,080,000	5,060,000	5,134,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	—	123,000

Adjusted weighted average shares for computation of diluted per share results	5,080,000	5,060,000	5,257,000

    (a)
    Incremental shares from the assumed exercise of Griffin stock options are not included in periods where inclusion of such shares would be anti-dilutive. For the fiscal years ended November 28, 2009 and November 29, 2008 the incremental shares from the assumed exercise of stock options would have been 33,000 and 77,000 shares, respectively.

  Griffin Stock Option Plan

        In fiscal 2009, the Board of Directors adopted the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the "2009 Stock Option Plan"), which replaced the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "1997 Stock Option Plan"). The 2009 Stock Option Plan was approved by Griffin's stockholders at Griffin's 2009 Annual Meeting of Stockholders held on May 12, 2009. The 2009 Stock Option Plan makes available options to purchase 386,926 shares of Griffin common stock, which includes 161,926 options to purchase the 161,926 shares that were available for issuance under the 1997 Stock Option Plan at the time it was replaced. The Compensation Committee of Griffin's Board of Directors administers the 2009 Stock Option Plan. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin's Board of Directors. Vesting of all of Griffin's previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.

        Stock options issued will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at November 28, 2009 may be exercised as stock appreciation rights.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Stockholders' Equity (Continued)

        There were 70,263, 29,704 and 4,208 stock options granted in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Fiscal 2009 includes 60,000 stock options granted to employees and 1,749 stock options granted to a director upon his initial election to Griffin's Board of Directors. In addition, fiscal 2009 includes 8,514 stock options granted to non-employee directors under the 2009 Stock Option Plan upon their reelection to Griffin's Board of Directors. Of the options granted in fiscal 2009, 1,749 vested immediately on the grant date, 8,514 vest on the second anniversary from the date of grant and 60,000 vest in equal installments on the third, fourth and fifth anniversaries from the grant date. Of the options granted in fiscal 2008, 4,704 vest on the second anniversary from the date of grant and 25,000 vest in equal installments on the third, fourth and fifth anniversaries from the grant date. All the options granted in fiscal 2007 vested on the second anniversary from the date of grant.

        The fair values of the stock options granted in fiscal 2009 were $15.53 for 1,749 options, $13.02 for 8,514 options, $10.54 for 15,000 options, $14.40 for 22,500 options and $14.88 for 22,500 stock options. The fair values of the stock options granted in fiscal 2008 were $14.96 for 4,704 options and $14.82 for 25,000 stock options. The fair value of the stock options granted in fiscal 2007 was $22.17. The fair values were estimated as of the date of each grant using the Black-Scholes option-pricing model. The following assumptions were used in determining the fair values of each option:

	For the Fiscal Years Ended,
	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007
Expected volatility	37.7% to 43.5%	38.6% to 41.1%	43.4%
Range of risk free interest rates	1.6% to 2.7%	3.5%	4.7%
Expected option term (in years)	5 to 8.5	7 to 8	8.8
Dividend yield	$0.40	$0.40	none

        Compensation cost recognized in fiscal 2009, fiscal 2008 and fiscal 2007 was $366, $179 and $126, respectively, with related tax benefits of $95, $53 and $33, respectively. Included in Griffin's stock-based compensation in fiscal 2007 is the cost related to the unvested portion of certain stock option grants made in fiscal 2002 through fiscal 2006. The stock options granted prior to fiscal 2002 and certain other grants in fiscal 2003 and fiscal 2002 were fully vested as of the beginning of the 2007 fiscal year. Forfeiture rates of 0%, 25.8% and 46.6% were utilized based on the historical activity of the grantees, including the groups in which the grantees are part of, such as independent directors, executives and employees.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Stockholders' Equity (Continued)

        A summary of the activity under the Griffin Stock Option Plan is as follows:

Vested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at December 2, 2006	347,300	$13.84
Exercised in 2007	(143,523)	14.00
Vested in 2007	14,601	19.71

Outstanding at December 1, 2007	218,378	14.13
Exercised in 2008	(134,150)	13.83
Vested in 2008	5,140	31.13

Outstanding at November 29, 2008	89,368	15.56
Exercised in 2009	(24,020)	14.36
Vested in 2009	7,903	34.51
Forfeited in 2009	(2,118)	31.06

Outstanding at November 28, 2009	71,133	$17.61

        The intrinsic value of options exercised in fiscal 2009, fiscal 2008 and fiscal 2007 was $435, $2,705 and $3,205, respectively.

Range of Exercise Prices for Vested Options	Outstanding at Nov. 28, 2009	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$11.00 – $14.00	38,544	$12.14	1.2	$661	$187
$15.00 – $18.00	15,322	$16.80	1.8	192	98
$24.00 – $39.00	17,267	$30.52	6.4	26	275

	71,133	$17.61	2.6	$879	$560

Nonvested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at December 2, 2006	28,741	$25.27
Granted in 2007	4,208	38.00
Vested in 2007	(14,601)	19.71

Outstanding at December 1, 2007	18,348	32.62
Granted in 2008	29,704	34.03
Vested in 2008	(5,140)	31.13
Forfeited in 2008	(2,228)	35.89

Outstanding at November 29, 2008	40,684	33.66
Granted in 2009	70,263	32.51
Vested in 2009	(7,903)	34.51
Forfeited in 2009	(1,667)	30.95

Outstanding at November 28, 2009	101,377	$32.84

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Stockholders' Equity (Continued)

Range of Exercise Prices for Nonvested Options	Outstanding at Nov. 28, 2009	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$28.00 – $31.00	12,849	$29.12	8.5	$10	$180
$33.00 – $35.00	88,528	$33.38	8.8	—	1,240

	101,377	$32.84	8.8	$10	$1,420

Number of option holders at November 28, 2009	21

        In fiscal 2010, $349 of unrecognized compensation cost related to nonvested stock options will be recognized, $263 of unrecognized compensation cost related to nonvested stock options will be recognized in fiscal 2011, $141 of unrecognized compensation cost related to nonvested stock options will be recognized in fiscal 2012 and a total of $63 of unrecognized compensation cost will be recognized in fiscal years 2013 and 2014. The total fair value of shares vested during fiscal 2009, fiscal 2008 and fiscal 2007 was $132, $94 and $130, respectively.

  Accumulated Other Comprehensive Income

        In fiscal 2007, Griffin sold 1.2 million shares of its Centaur Media common stock for proceeds of $3.5 million. Griffin did not sell any of its holdings in Centaur Media in fiscal 2008 or fiscal 2009. As of November 28, 2009, Griffin held 5,277,150 shares of common stock in Centaur Media. Griffin's investment in Centaur Media is accounted for as an available-for-sale security under ASC 320, "Investments–Debt and Equity Securities." Accordingly, the investment in Centaur Media is carried at its fair value on Griffin's consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income. Upon the sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that were sold during the time Griffin held those shares is reclassified from accumulated other comprehensive income and included in Griffin's consolidated statement of operations.

        In fiscal 2007, Griffin adopted a revision to ASC 715 which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result of this adoption, noncurrent liabilities increased by $84 in fiscal 2009 and other comprehensive income decreased by $53, after tax. In fiscal 2008, noncurrent liabilities decreased by $218 and other comprehensive income increased by $137, after tax.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Stockholders' Equity (Continued)

        The amounts recorded in accumulated other comprehensive income (loss) are as follows:

	For the Fiscal Years Ended,
	Nov. 28, 2009	Nov. 29, 2008	Dec. 1, 2007
Balance at beginning of year	$646	$5,002	$9,942
Reclassification to recognize sale of shares and related gains on Centaur Media plc included in net income, net of tax provision of $1,022	—	—	(1,869)
Increase (decrease) in fair value of Centaur Media plc, net of taxes of $318, ($2,044) and ($1,827), respectively	617	(3,761)	(3,393)
Increase (decrease) in value of Centaur Media plc, due to exchange gain (loss), net of taxes of $104, ($397) and $146, respectively	202	(732)	275
Actuarial (loss) gain on postretirement benefits program, net of taxes of ($31), $81 and $25, respectively	(53)	137	47
Decrease in value of cash flow hedges, net of taxes of ($284)	(486)	—	—

Balance at end of year	$926	$646	$5,002

        Accumulated other comprehensive income is comprised of the following:

	Nov. 28, 2009	Nov. 29, 2008
Unrealized gain on investment in Centaur Media plc	$1,281	$462
Actuarial gain on postretirement benefits plan	131	184
Unrealized loss on cash flow hedges	(486)	—

	$926	$646

  Cash Dividends

        In both fiscal 2009 and fiscal 2008, Griffin declared a dividend of $0.10 per common share for each quarter and paid a total of $2.0 million of dividends to its common stockholders in both fiscal 2009 and fiscal 2008.

  Treasury Stock

        In fiscal 2007, Griffin's Board of Directors authorized a program to repurchase, from time to time, up to 250,000 shares of its outstanding common stock through private transactions. The program expired on December 31, 2008. During fiscal 2008 and fiscal 2007, Griffin repurchased 85,200 and 112,900, respectively, of its outstanding shares for approximately $2.9 million and $4.2 million, respectively. There were no shares repurchased by Griffin in fiscal 2009 prior to the expiration of the share repurchase program.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Stockholders' Equity (Continued)

        There were no shares of common stock received by Griffin in fiscal 2009 related to the exercise of stock options. In fiscal 2008 and fiscal 2007, Griffin received 73,183 shares and 70,637 shares, respectively, of its common stock in connection with the exercise of stock options and for reimbursement of income tax withholdings related to those stock option exercises. The shares received were recorded as treasury stock, which resulted in increases in treasury stock of approximately $2.5 million and $2.6 million in fiscal 2008 and fiscal 2007, respectively.

13. Operating Leases

        As lessor, Griffin Land's real estate activities include the leasing of industrial, flex and office space. Future minimum rentals to be received under Griffin Land's noncancelable leases as of November 28, 2009 were:

2010	$15,610
2011	13,957
2012	12,097
2013	10,754
2014	9,246
Later years	35,672

$97,336

        Total rental revenue from all of Griffin Land's leases in fiscal 2009, fiscal 2008 and fiscal 2007 was $17,004, $15,203 and $14,041, respectively.

        On August 1, 2009, Imperial entered into a six-year lease with Tri-B Nursery, Inc. ("Tri-B"), a private company, to lease to Tri-B the Florida farm. The lease includes an option for Tri-B to purchase the facility for an agreed upon price at any time during term of the lease, with 50% of any rental payments made during the fourth, fifth and sixth years of the lease applied to the purchase price. The lease with Tri-B is being accounted for as an operating lease, with rental payments as follows:

2010	$216
2011	267
2012	400
2013	600
2014	600
2015	400

$2,483

        Total rental revenue from Imperial's lease of its Florida farm in fiscal 2009 was $177.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Operating Leases (Continued)

        All future minimum rental payments, principally for Griffin's corporate headquarters, under noncancelable leases as of November 28, 2009 were:

2010	$232
2011	231
2012	225
2013	186

Total minimum lease payments	$874

        Total rental expense for all operating leases in fiscal 2009, fiscal 2008 and fiscal 2007 was $251, $191 and $196, respectively.

14. Supplemental Financial Statement Information

  Related Party Transactions

        Prior to July 3, 1997, Griffin and General Cigar Co., Inc. ("General Cigar") were wholly-owned subsidiaries of Culbro Corporation ("Culbro"). On July 3, 1997, Culbro completed the distribution (the "Distribution") of Griffin common stock to Culbro's stockholders. On February 27, 1997, prior to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a ten year lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease was for approximately 500 acres of arable land held by Griffin for possible development in the long term, but was used by General Cigar for growing Connecticut Shade wrapper tobacco. The Agricultural Lease terminated on February 27, 2007 and was not renewed. The rent payable by General Cigar under the Agricultural Lease was approximately equal to the aggregate amount of all taxes and other assessments payable by Griffin attributable to the land leased. As the Agricultural Lease terminated in early fiscal 2007, General Cigar did not make any payments to Griffin in fiscal 2007.

        In fiscal 1997, subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a ten-year lease for approximately 40,000 square feet of office space in one of the buildings owned by Griffin in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). Under the Commercial Lease, General Cigar made rental payments to Griffin in fiscal 2007 of $483. Management believes the rent payable by General Cigar to Griffin under the Commercial Lease approximated market rates at the time the lease was entered into. The Commercial Lease terminated on November 30, 2007 and was not renewed.

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

14. Supplemental Financial Statement Information (Continued)

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

        As of November 29, 2008, the required road improvements were completed and all of the costs incurred, therefore, all of the revenue and all of the pretax gain on sale, approximately $10.2 million, were included in Griffin's results of operations from the time the sale closed in fiscal 2006. In fiscal 2008 Griffin recognized previously deferred revenue of $2.0 million and previously deferred pretax gain of $1.5 million on this transaction.

        In fiscal 2006, Griffin closed the sale of ten residential lots in Stratton Farms, a residential development in Suffield, Connecticut. Griffin received $1.2 million in cash at closing, with $1.0 million allocated to the land sold and $0.2 million allocated to the value of an option granting the buyer the right to purchase additional lots in Stratton Farms. In fiscal 2007, the buyer of the first phase of Stratton Farms exercised its option to purchase the second phase, which consisted of fifteen residential lots. Accordingly, Griffin recognized a portion of the $0.2 million of deferred revenue related to the expiration of this option. In fiscal 2008, the buyer did not exercise its right to purchase the final phase before that right expired. There was no cash received in fiscal 2008, however, Griffin recognized the balance of the deferred revenue of $125 in fiscal 2008.

  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of:

	Nov. 28, 2009	Nov. 29, 2008
Prepaid rent	$637	$344
Trade payables	619	1,008
Dividend payable	509	507
Accrued salaries, wages and other compensation	386	1,370
Accrued construction costs	287	813
Retainage	228	170
Other accrued liabilities	1,001	1,028

	$3,667	$5,240

  Supplemental Cash Flow Information

        An increase of $1.2 million in fiscal 2009 in Griffin's Investment in Centaur Media reflects the mark to market adjustment of this investment and did not affect Griffin's cash. Decreases of $6.9 and

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Supplemental Financial Statement Information (Continued)

$4.8 million in fiscal 2008 and fiscal 2007, respectively, in Griffin's Investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin's cash.

        Griffin did not incur any new capital lease obligations in fiscal 2009. Griffin incurred capital lease obligations in fiscal 2008 and fiscal 2007 of $70 and $80, respectively.

        Accounts payable and accrued liabilities related to additions to real estate held for sale or lease decreased by $468 and $313 in fiscal 2009 and fiscal 2008, respectively.

        In fiscal 2009, Griffin did not receive any shares of its common stock either as consideration for the exercise of employee stock options or for payment for required income tax withholdings. In fiscal 2008 and fiscal 2007, Griffin received, as consideration for the exercise of employee stock options, 50,702 shares and 43,366 shares, respectively, of its common stock. Also in fiscal 2008 and fiscal 2007, Griffin received 22,481 shares and 27,271 shares, respectively, of its common stock from employees in payment for required income tax withholdings of $769 and $994, respectively, related to the exercise of stock options. The common stock received is included in Treasury Stock on Griffin's consolidated balance sheet and Griffin's payments of $769 and $994 for required income tax withholdings are included in cash provided by operating activities in Griffin's consolidated statements of cash flows for fiscal 2008 and fiscal 2007, respectively.

        Property sales revenue in fiscal 2008 includes $2.5 million from the sale of land to the Town of Simsbury related to the settlement of litigation in connection with Griffin's proposed residential development in that town. Cash of $0.5 million was received at the closing and $0.5 million (including interest) was received in fiscal 2009, with payments of $0.5 million due in each of the next two years and $0.7 million due in 2012. Included in the total amount due of $1.7 million at November 28, 2009 is approximately $0.1 million of interest, as the noninterest bearing note was discounted at a 4.5% rate to its present value at the time of the transaction.

        Deferred revenue related to the Walgreen land sale that closed in fiscal 2006 decreased by approximately $2.0 million and $3.1 million in fiscal 2008 and fiscal 2007, respectively. That transaction was accounted for using the percentage of completion method. Griffin received the cash proceeds from that transaction in fiscal 2006.

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

        In fiscal 2009, fiscal 2008 and fiscal 2007, Griffin received income tax refunds, net of income tax payments, of $1,768, $629 and $1,342, respectively. Interest payments, net of capitalized interest, were $3,278, $3,168 and $2,910 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

15. Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2009 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$4,633	$19,708	$7,774	$7,084	$39,199
Gross profit	736	2,562	1,038	971	5,307
Net loss	(1,822)	(973)	(1,436)	(1,282)	(5,513)
Basis loss per share	(0.36)	(0.19)	(0.28)	(0.25)	(1.09)
Diluted loss per share	(0.36)	(0.19)	(0.28)	(0.25)	(1.09)

2008 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$4,481	$21,064	$7,864	$11,137	$44,546
Gross profit	572	3,753	1,442	(4,387)	1,380
Net loss	(1,609)	(377)	(1,269)	(5,030)	(8,285)
Basis loss per share	(0.32)	(0.07)	(0.25)	(0.99)	(1.64)
Diluted loss per share	(0.32)	(0.07)	(0.25)	(0.99)	(1.64)

        The fiscal 2008 fourth quarter includes a charge of $8.9 million, pretax, related to the shutdown of Imperial's Quincy, Florida farm. Included in the cost of closing down Imperial's Florida farm is a charge of $7.2 million (included in cost of sales) to reserve for inventories expected to be sold below their carrying values at the time of sale, a charge of $1.1 million for the write down of fixed assets at that location that will no longer be used and $0.6 million for severance payments (see Note 3).

        The sum of the four quarters earnings per share data does not equal the annual earnings per share data due to the requirement that each period be calculated separately.

        The landscape nursery business is highly seasonal, with net sales peaking in the spring, which is included in Griffin's second quarter.

16. Commitments and Contingencies

        As of November 28, 2009, Griffin had committed purchase obligations of $0.4 million, principally for the purchase of plants and raw materials by Imperial. In addition, Griffin Land made refundable deposits of approximately $0.9 million and approximately $0.3 million in fiscal 2009 on the purchase of an industrial building and undeveloped land, respectively. The purchase of the industrial building closed in January 2010 and Griffin Land is in the process of performing its due diligence on the potential land purchase (see Note 18).

        Griffin Land may possibly be responsible for some environmental remediation related to residual pesticides in the soils on the property of its warehouse building in Manchester, Connecticut. The type and extent of any remediation, if required at all, is not known at this time. Discussions with the Connecticut Department of Environmental Protection regarding such potential remediation are ongoing.

        Griffin is involved, as a defendant, in other various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material, individually or in the aggregate, to Griffin's consolidated financial position, results of operations or cash flows.

17. Litigation Settlements

        In March 2008, Griffin Land and the Town of Simsbury, Connecticut, executed settlement agreements for litigation related to Meadowood, Griffin Land's proposed residential development in

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

17. Litigation Settlements (Continued)

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

18. Subsequent Events

        On January 8, 2010, Griffin Land closed on the purchase of an approximate 120,000 square foot industrial building in Breinigsville, Pennsylvania. The building was acquired through an auction held by the Trustee of the bankruptcy estate of the sole owner of the building. The purchase price was $6.4 million plus acquisition expenses. The building is located in a major industrial area of Pennsylvania's Lehigh Valley and is currently under a full building lease to Olympus Corporation of the Americas ("Olympus"). This is Griffin Land's first real estate purchase outside of the Hartford, Connecticut, market. Subsequent to the purchase of this building, Griffin Land completed a lease amendment with Olympus that extends the lease term through 2025. On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage on this building. This new mortgage has a fixed interest rate of 6.5% and a ten-year term, with payments based on a twenty-five year amortization period.

        In accordance with FASB ASC 855, Griffin has evaluated any events or transactions occurring after November 28, 2009, the balance sheet date, through the time of filing on February 10, 2010, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended November 28, 2009 other than the disclosures herein.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Griffin Land & Nurseries, Inc.

        We have audited the consolidated financial statements of Griffin Land & Nurseries, Inc. and subsidiaries (the "Company") as of and for the years ended November 28, 2009 and November 29, 2008 listed in the index appearing under Item 15(a)(1). Our audit also included the financial statement schedules of Griffin Land & Nurseries, Inc. as of and for the years ended November 28, 2009 and November 29, 2008 listed in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and subsidiaries as of November 28, 2009 and November 29, 2008, and the results of their operations and their cash flows for each of the two years in the period ended November 28, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, as of and for each of the two years in the period ended November 28, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Griffin Land & Nurseries, Inc. and subsidiaries' internal control over financial reporting as of November 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2010 expressed an unqualified opinion on the effectiveness of Griffin Land & Nurseries, Inc.'s internal control over financial reporting.

New Haven, Connecticut
February 10, 2010

 Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors of Griffin Land & Nurseries, Inc.:

        In our opinion, the consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the results of operations and cash flows of Griffin Land & Nurseries, Inc. and its subsidiaries (the "Company") for the year ended December 1, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the year ended December 1, 2007 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for its other postretirement plan effective as of December 1, 2007.

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

        Management's Report on Internal Control Over Financial Reporting:    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of November 28, 2009, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment and those criteria, management of the Company has concluded that, as of November 28, 2009, the Company's internal control over financial reporting was effective.

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

        We have audited Griffin Land & Nurseries, Inc.'s (the "Company's") internal control over financial reporting as of November 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Griffin Land & Nurseries, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Griffin Land & Nurseries, Inc. as of and for the years ended November 28, 2009 and November 29, 2008 listed in the index appearing under Item 15(a)(1) and our report dated February 10, 2010 expressed an unqualified opinion.

New Haven, Connecticut
February 10, 2010

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Edgar M. Cullman	92	Chairman of the Board and Director
Frederick M. Danziger	69	President, Chief Executive Officer and Director
Winston J. Churchill, Jr.	69	Director
David M. Danziger	43	Director
Thomas C. Israel	65	Director
Albert H. Small, Jr.	53	Director
David F. Stein	69	Director
Scott Bosco	43	Vice President of Construction, Griffin Land division
Anthony J. Galici	52	Vice President, Chief Financial Officer and Secretary
Michael S. Gamzon	40	Vice President
Thomas M. Lescalleet	47	Senior Vice President, Griffin Land division
Gregory M. Schaan	52	President and Chief Executive Officer, Imperial Nurseries, Inc.

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

        David F. Stein has been a Director of Griffin since November 1997. Mr. Stein was Vice Chairman of J&W Seligman & Co., Inc., an asset management firm from 1996 through the sale of that firm to Ameriprise Financial, Inc. in November 2008. He retired from Ameriprise Financial, Inc. in January 2009.

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

        Michael S. Gamzon has been the Vice President of Griffin since January 2008. Mr. Gamzon was an investment analyst with Alson Capital Partners, LLC from April 2005 until January 2008 and an investment analyst with Cobalt Capital Management, LLC from March 2002 until March 2005. Mr. Gamzon is the son-in-law of Frederick M. Danziger and the brother-in-law of David M. Danziger.

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

Audit Committee

        Griffin's Audit Committee consists of David F. Stein, Chairman, Thomas C. Israel and Albert H. Small, Jr. All of the members of the Audit Committee are independent directors. None of the members of the Audit Committee are considered a financial expert as defined by Item 401(h) of Regulation S-K of the Securities and Exchange Act of 1934. The Audit Committee engages an accounting and auditing firm as an advisor to the Audit Committee in carrying out its responsibilities, represented by a partner who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies. Griffin has also engaged that accounting and auditing firm to assist in Griffin's preparation for compliance with certain provisions of the Sarbanes-Oxley Act of 2002.

 Nominating Committee

        Griffin's Nominating Committee consists of Thomas C. Israel, Chairman, Winston J. Churchill, Jr. and David F. Stein. All of the members of the Nominating Committee are independent directors. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Nominating Committee believes such a policy is not necessary in that it will consider nominees based on a nominee's qualifications, regardless of whether the nominee is recommended by stockholders. The Nominating Committee does not have a charter. The Nominating Committee met once in fiscal 2009 and nominated Albert H. Small, Jr. to become a Director of Griffin.

Communication with the Board or Nominating Committee

        Stockholders who wish to communicate with the Board of Directors or the Nominating Committee should address their communications to Thomas C. Israel, Chairman of the Nominating Committee, via first class mail, at Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to each of Griffin's Named Executive Officers during the last completed fiscal year. The Named Executive Officers for the year ended November 28, 2009 are as follows:

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

Annual Incentive Compensation Programs

        Griffin's annual incentive programs are designed to recognize short-term performance against established annual performance goals for each of its operating businesses, as explained below. These performance goals are developed by the President and CEO and approved or modified, as necessary, by the Compensation Committee. Additionally, the Compensation Committee retains the discretion to adjust any awards made to Griffin's executives, including making awards in the absence of the attainment of any of the performance goals under Griffin's annual incentive compensation plans. Any such adjustment may only be to the benefit of the participants. The Committee did not make any such adjustments in fiscal year 2009. Griffin makes annual incentive payments, if any, in the year following the year in which they are earned.

  Griffin Land

        Under the Griffin Land Incentive Compensation Plan for Fiscal Year 2009 (the "Griffin Land Incentive Plan"), incentive compensation is awarded based on certain defined components, including: (i) profit from property sales (10% of the pretax profit on property sales, as defined in the Griffin Land Incentive Plan, a maximum of an aggregate $150,000 of incentive compensation could have been accrued under this component); (ii) value generated from buildings built on speculation (10% of the incremental value generated, as defined in the Griffin Land Incentive Plan, a maximum of an aggregate $200,000 of incentive compensation could have been accrued under this component); (iii) value generated from build-to-suit projects entered into in fiscal 2009 (10% of the incremental value created, as defined in the Griffin Land Incentive Plan, a maximum of an aggregate $200,000 of incentive compensation could have been accrued under this component); (iv) the leasing of currently vacant space (a maximum of an aggregate $250,000 of incentive compensation could have been accrued under this component); and (v) the leasing of space becoming vacant in 2009 due to expiring leases (maximum of an aggregate $37,500 of incentive compensation could have been accrued under this component). These objectives are designed to reward management for increasing the operating cash flow of the real estate business. Amounts earned under each objective are accrued into an incentive compensation pool up to a maximum incentive compensation of $837,500 if all targets are achieved at their maximum amounts. The incentive compensation pool is divided among executives and employees of Griffin Land. The amounts earned by Griffin Land employees under the Griffin Land Incentive Plan may be increased at the discretion of the Compensation Committee.

        Over the past three years achievement of the components of the Griffin Land Incentive Plan has been as follows:

Incentive Plan Component	Fiscal 2009	Fiscal 2008	Fiscal 2007
Profit from property sales	Not Achieved	Not Achieved	Achieved
Value generated from buildings built on speculation	Not Achieved	Not Achieved	Not Achieved
Value generated from build-to-suit projects	Achieved	Not Achieved	Not Achieved
Leasing of currently vacant space	Not Achieved	Achieved	Not Achieved
Leasing of space becoming vacant due to expiring leases	Achieved	Achieved	Achieved

        The achievement of build-to-suit projects and leasing of space becoming vacant goals resulted in $165,000 being accrued into the Griffin Land incentive compensation pool for fiscal 2009.

  Imperial Nurseries

        Under the Imperial Nurseries, Inc. ("Imperial") Incentive Compensation Plan for Fiscal Year 2009, (the "Imperial Incentive Plan"), Mr. Schaan was eligible to receive incentive compensation based on the achievement of an operating profit by Imperial. The amount to be accrued into Imperial's incentive compensation pool is a percentage of Imperial's operating profit achieved. If Imperial incurs an operating loss, no incentive compensation is accrued. If Imperial achieves an operating profit below $250,000, 33% of the operating profit is accrued into the incentive compensation pool. If Imperial's operating profit is between $250,000 and $500,000, $82,500 plus 40% of the operating profit above $250,000 is accrued into Imperial's incentive compensation pool. If Imperial's operating profit is between $500,000 and $750,000, $182,500 plus 50% of the operating profit above $500,000 is accrued into Imperial's incentive compensation pool. If Imperial's operating profit is above $750,000, $307,500 plus 33% of the operating profit above $750,000 is accrued into Imperial's incentive compensation pool. Because Imperial did not achieve an operating profit in fiscal year 2009, no amounts were accrued into Imperial's incentive compensation pool.

  Corporate

        The 2009 Corporate Incentive Compensation Plan (the "Corporate Incentive Plan") was designed to reward corporate employees, including Griffin's President and CEO, Vice President, Chief Financial Officer and Secretary and Vice President, based on the results of Griffin's operating businesses, consistent with Griffin's goal to award for performance through team results as discussed above. Under the Corporate Incentive Plan, the amount of corporate incentive compensation was based on the levels of incentive compensation earned at Griffin Land and Imperial. If each of Griffin Land and senior executives at Imperial had earned incentive compensation under their respective plans, then an amount equal to 80% of the sum of those respective pools was to accrue into the Corporate incentive compensation pool. However, because only Griffin Land employees earned incentive compensation, an amount equal to 15% of the amount of the Griffin Land incentive compensation pool was accrued into the Corporate incentive compensation pool, of which the Vice President and the Vice President, Chief Financial Officer and Secretary were beneficiaries. The Vice President and the Vice President, Chief Financial Officer and Secretary were each allocated 35% of that pool. The President and CEO received no allocation.

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

        Stock option awards to Named Executive Officers are entirely discretionary. The President and CEO recommends whether and how many stock options should be awarded to the other Named Executive Officers, and the Compensation Committee approves or, if necessary, modifies his recommendations. The Compensation Committee solely determines whether and how many stock options should be awarded to the President and CEO. In making stock option award determinations, the President and CEO and Compensation Committee consider the prior contribution of participants and their expected future contributions to the growth of Griffin. In fiscal 2009, an option to purchase 15,000 shares of common stock was awarded to Mr. Danziger and options to purchase 7,500 shares of common stock were awarded to each of the following Named Executive Officers: Mr. Galici, Mr. Gamzon, Mr. Lescalleet and Mr. Schaan. Also in fiscal 2009, an option to purchase a total of 15,000 shares of common stock were awarded to five other Griffin employees.

        In fiscal 2009, the Board of Directors adopted the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the "2009 Stock Option Plan"), which replaced the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "1997 Stock Option Plan"). The 2009 Stock Option Plan was approved by Griffin's stockholders at Griffin's 2009 Annual Meeting of Stockholders held on May 12, 2009. The 2009 Stock Option Plan makes available options to purchase 386,926 shares of Griffin common stock, which includes options to purchase the 161,926 shares that were available for issuance under the 1997 Stock Option Plan at the time it was replaced. The Compensation Committee of Griffin's Board of Directors administers the 2009 Stock Option Plan. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value of a share of common stock on the date the award is approved by Griffin's Compensation Committee. Vesting of all of Griffin's previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.

        In accordance with the 2009 Stock Option Plan, stock options granted to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options granted to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options granted to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. Stock options granted to employees and non-employee directors have a maximum term of ten years from the date of grant.

        Of the 386,926 shares of common stock reserved for issuance under the 2009 Stock Option Plan, as of November 28, 2009, 172,510 shares were available for issuance upon the exercise of outstanding options granted under the 2009 Stock Option Plan. For more information on stock options, see the Summary Compensation Table, Grants of Plan-Based Awards Table, Outstanding Equity Awards Table and their footnotes.

Perquisites and Other Benefits

        Griffin's Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of its employees in their respective locations. In addition, Griffin's Vice President, Chief Financial Officer and Secretary receives an automobile allowance of $8,000 per year.

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

Analysis

Base Salary

        The following table presents the salaries for Griffin's named executive officers in 2009 and the percentage increase over their 2008 base salaries.

	Salary	% Increase
Mr. Danziger	$510,000	—
Mr. Galici	$262,500	2.9%
Mr. Gamzon	$262,500	2.9%
Mr. Lescalleet	$230,000	2.9%
Mr. Schaan	$240,000	2.8%

        Each of Griffin's Named Executive Officers who were employed by Griffin in 2008 received a nominal increase in base salary in 2009 with the exception of Mr. Danziger who did not receive an increase in base salary in 2009.

Annual Incentive Compensation Program

        The following table presents the total annual incentive payments made to the Named Executive Officers for fiscal 2009, the amount of annual incentive compensation awarded under Griffin's respective annual incentive compensation plans, and the amount of any discretionary bonus the Compensation Committee awarded to the Named Executive Officers.

	Incentive Plan Payments	Discretionary Bonus Payments	Total Annual Incentive Payments
Mr. Danziger	—	—	—
Mr. Galici	$8,663	—	$8,663
Mr. Gamzon	$8,663	—	$8,663
Mr. Lescalleet	$49,500	—	$49,500
Mr. Schaan	—	$25,000	$25,000

  Griffin Land

        Mr. Lescalleet was awarded $49,500 in annual incentive compensation for 2009 based on the formula under the Griffin Land Incentive Plan.

  Imperial Nurseries

        Mr. Schaan did not receive an award under the Imperial Incentive Plan because Imperial did not achieve an operating profit in fiscal 2009. During fiscal 2009, the Compensation Committee exercised its discretion and awarded incentive compensation of $25,000 to Mr. Schaan. The Committee believed this amount was appropriate, in their business judgment, based on Mr. Schann's role in negotiating a lease of the Florida farm to another grower and for his role in the liquidation of Imperial's Florida inventory prior to the shutdown of Imperial's operations at that farm.

  Corporate

        Because only employees at Griffin Land earned incentive compensation for fiscal 2009, under the Corporate Incentive Plan, the Vice President, Chief Financial Officer and Secretary and Vice President were each entitled to receive incentive compensation of $8,663, and the President and CEO was not entitled to any incentive compensation. The Compensation Committee did not exercise its discretion to alter the formula result of the Corporate Incentive Plan.

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

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed with management Griffin's Compensation Discussion and Analysis, and based upon this review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K and the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Winston J. Churchill, Jr. (Chairman) Thomas C. Israel David F. Stein

 EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table presents information regarding compensation of each of Griffin's Named Executive Officers for services rendered during fiscal years 2009, 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Option Awards(1) ($)	All Other Compensation ($)		Total ($)
Frederick M. Danziger	2009	$510,000	$—	—	$48,571	$15,055	(2)	$573,626
President and Chief Executive Officer	2008	$508,558	$240,000	—	—	$15,491	(2)	$764,049
of Griffin	2007	$493,556	$300,000	—	—	$14,968	(2)	$808,524
Anthony J. Galici	2009	$261,635	$—	$8,663	$17,833	$15,883	(3)	$304,014
Vice President, Chief Financial Officer	2008	$254,038	$29,172	$10,828	—	$16,056	(3)	$310,094
and Secretary of Griffin	2007	$244,279	$35,930	$14,070	—	$15,872	(3)	$310,151
Michael S. Gamzon	2009	$261,635	$—	$8,663	$121,011	$6,691	(4)	$398,000
Vice President of Griffin	2008	$222,635	$29,172	$10,828	$88,644	$192	(4)	$351,471
Thomas M. Lescalleet	2009	$229,692	—	$49,500	$17,833	$10,073	(5)	$307,098
Senior Vice President, Griffin Land	2008	$222,875	—	$65,000	—	$10,300	(5)	$298,175
division	2007	$216,327	—	$84,000	—	$10,011	(5)	$310,338
Gregory M. Schaan	2009	$239,250	$25,000	—	$17,833	$11,533	(6)	$293,616
President and Chief Executive Officer	2008	$237,271	—	—	—	$7,286	(6)	$244,557
of Imperial	2007	$228,468	—	—	—	$7,028	(6)	$235,496

(1)
Option award amounts represent the amount recognized in the financial statements for options granted to each of the Named Executive Officers in fiscal 2009, fiscal 2008 and fiscal 2007. The assumptions used in determining the fair value of the option awards for which expense is recognized are set forth in Note 12 of the financial statements. Option awards are made at the discretion of the Compensation Committee. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. Expense is recognized ratably in monthly increments over the three, four and five year vesting periods. The expense recognized is based on the grant date fair value of the options. The grant date fair value does not change to reflect any subsequent changes in Griffin's stock price.

(2)
2009: Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,059 and matching contributions related to the Deferred Compensation Plan of $10,804.

2008: : Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,429 and matching contributions related to the Deferred Compensation Plan of $10,870.

2007: Represents life insurance premiums of $168, matching contributions related to the Griffin 401(k) Savings Plan of $3,966 and matching contributions related to the Deferred Compensation Plan of $10,834.

(3)
2009: Represents life insurance premiums of $365, matching contributions related to the Griffin 401(k) Savings Plan of $4,297, matching contributions related to the Deferred Compensation Plan of $3,221 and an automobile allowance of $8,000.

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

(4)
2009: Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,167 and matching contributions related to the Deferred Compensation Plan of $2,332.

2008: Represents life insurance premiums of $192.

Mr. Gamzon was not employed by Griffin in 2007.

(5)
2009: Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,465, matching contributions related to the Deferred Compensation Plan of $2,116 and a medical insurance allowance of $3,300.

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

(6)
2009: Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,216, matching contributions related to the Deferred Compensation Plan of $2,635 and payment for unused vacation of $4,490.

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

Grants of Plan-Based Awards

        The following table presents information regarding the incentive awards granted to Griffin's Named Executive Officers for fiscal 2009.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Option Awards: Number of Securities Underlying Options (#)
						Exercise Price of Option Awards ($/sh)		Grant Date Fair Value of Stock and Option Awards ($)
							Closing Market Price on Grant Date ($/sh)
Name	Grant Date	Target ($)	Maximum ($)
Frederick M. Danziger (1)	1/21/2009	$—	n/a	15,000	(4)	$33.07	$34.30	$223,215
Anthony J. Galici (1)	1/21/2009	$8,663	n/a	7,500	(4)	$33.07	$34.30	$107,993
Michael S. Gamzon (1)	1/21/2009	$8,663	n/a	7,500	(4)	$33.07	$34.30	$111,608
Thomas M. Lescalleet (2)	1/21/2009	$49,500	$251,250	7,500	(4)	$33.07	$34.30	$107,993
Gregory M. Schaan (3)	1/21/2009	$—	n/a	7,500	(4)	$33.07	$34.30	$107,993

(1)
There are no threshold, target or maximum levels under the Corporate Incentive Plan. The amounts of payments to Messrs. Danziger, Galici and Gamzon under the Corporate Incentive Plan, if any, depend on the performance of Griffin's operating businesses during the fiscal year. The amounts shown for Messrs. Danziger, Galici and Gamzon in the Target column reflect the amounts payable to them under the plan based on the performance of Griffin Land and Imperial in fiscal 2009. Mr. Danziger did not receive a formula-based award pursuant to the Corporate Incentive Plan. The Compensation Committee did not exercise its discretion to award Messrs. Danziger, Galici or Gamzon a bonus for fiscal 2009.

(2)
The Griffin Land Incentive Plan has no threshold or target levels; however, there is a maximum amount payable to Mr. Lescalleet under the Griffin Land Incentive Plan as shown in the Maximum column. The amount in the Target column for Mr. Lescalleet reflects the amount payable based on Griffin Land's performance during fiscal 2009.

(3)
There are no threshold, target or maximum levels under the Imperial Incentive Plan. The amounts payable to Mr. Schaan under the Imperial Incentive Plan depend on the operating profit, if any, of Imperial for the fiscal year. Based on Imperial's performance during fiscal 2009, Mr. Schaan was not eligible to receive any payout pursuant to the Imperial Incentive Plan. Therefore, the representative amount shown under the Target column for Mr. Schaan is $0.

(4)
All options were granted on January 21, 2009, under the Griffin Land & Nurseries' Inc. 1997 Stock Option Plan, as amended, and have a term of ten years from the date of grant. All such options vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. The amount recognized for financial reporting purposes is included in the Option Awards column of the Summary Compensation Table. In accordance with the 1997 Stock Option Plan, as amended, the exercise price of each grant is equal to 100% of the market closing price on the trading day immediately prior to the grant date of January 21, 2009.

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

Outstanding Equity Awards

        The following table presents information with respect to each unexercised stock option held by Griffin's Named Executive Officers as of November 28, 2009. There are no restricted stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised In-the-Money Options at Fiscal Year End (1) ($) Exercisable	Value of Unexercised In-the-Money Options at Fiscal Year End (1) ($) Unexercisable
Frederick M. Danziger	—	15,000	$33.07	1/20/2019	—	—	(2)

Anthony J. Galici	7,500	—	$13.00	12/15/2010	$122,100	—
	—	7,500	$33.07	1/20/2019	$—	—	(2)

Totals	7,500	7,500			$122,100	—

Michael S. Gamzon	—	25,000	$34.04	1/09/2018	$—	—	(2)
	—	7,500	$33.07	1/20/2019	$—	—	(2)

Totals	—	32,500			$—	—

Thomas M. Lescalleet	—	7,500	$33.07	1/20/2019	$—	—	(2)

Gregory M. Schaan	10,000	—	$11.22	1/17/2010	$180,600	—
	7,500	—	$13.00	12/15/2010	$122,100	—
	—	7,500	$33.07	1/20/2019	$—	—	(2)

Totals	17,500	7,500			$302,700	—

(1)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $29.28 per share (the average of the high and low prices of Griffin's common stock on November 28, 2009) and the exercise price of each stock option.

(2)
There is no amount stated because the exercise price of the stock options is greater than the fair market value of $29.28 per share at November 28, 2009.

Option Exercises and Stock Vested

        The following table presents information with respect to amounts received upon exercise of options, SARs or the vesting of stock, including restricted stock (or similar instruments) by Griffin's Named Executive Officers in fiscal 2009.

	Option Awards
Name	Number of Shares Acquired on Exercise #	Value Realized on Exercise $
Frederick M. Danziger	—	—
Anthony J. Galici	10,000	$188,290
Michael S. Gamzon	—	—
Thomas M. Lescalleet	—	—
Gregory M. Schaan	7,547	$176,524

Non-Qualified Deferred Compensation

        Griffin maintains a Deferred Compensation Plan for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin 401(k) Savings Plan. A portion of an eligible employee's salary may be deferred. The investment options in the Deferred Compensation Plan mirror those of the Griffin 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets. Performance results of an employee's balance in the Deferred Compensation Plan is based on the returns of the mutual funds selected by the employee as if the amounts deferred were invested in the selected mutual funds. Distributions from the Deferred Compensation Plan may occur at termination of employment and/or at the time of qualifying hardship events, as defined. The following table presents information with respect to defined contribution plans or other plans providing for deferral of compensation on a non-tax qualified basis for Griffin's Named Executive Officers as of November 28, 2009.

Name	Executive Contributions for FYE 11/28/2009	Griffin Contributions for FYE 11/28/2009	Aggregate Earnings in FYE 11/28/2009	Aggregate Balance as of FYE 11/28/2009
Frederick M. Danziger	$39,283	$10,804	$96,092	$553,308
Anthony J. Galici	$27,934	$3,221	$46,458	$245,731
Michael S. Gamzon	$10,155	$2,332	$1,379	$13,866
Thomas M. Lescalleet	$12,605	$2,116	$(3,298)	$51,453
Gregory M. Schaan	$30,355	$2,635	$49,699	$231,880

Potential Payments Upon Termination or Change in Control

        Imperial's Employment Agreement with Mr. Schaan governs the terms of Mr. Schaan's post-employment compensation in the event of termination or a change in control of Imperial (as defined in the Employment Agreement).

        In the event of Mr. Schaan's death or disability, Imperial will pay Mr. Schaan the sum of (i) his then current annual base salary and (ii) with respect to the year of Mr. Schaan's death or disability (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation Mr. Schaan would have earned for the full year. Accordingly, if Mr. Schaan had died or became disabled on November 28, 2009, Imperial would have been obligated to pay $240,000 to Mr. Schaan, or his estate, as applicable.

        In the event that Mr. Schaan terminates his employment (i) following a change in control of Imperial (as defined in the Employment Agreement), (ii) after being assigned duties that are significantly adversely different than those described in the Employment Agreement, (iii) following removal from any of the positions described in the Employment Agreement, (iv) following a material reduction in Imperial's fringe benefits, (v) after Imperial fails to have a successor assume the Employment Agreement, or (vi) after Imperial becomes insolvent or files a bankruptcy petition, Mr. Schaan is entitled to severance in an amount equal to the sum of (i) his then annual base salary and (ii) with respect to the year of Mr. Schaan's termination (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation that Mr. Schaan would have earned for the full year. Accordingly, if Mr. Schaan terminated his employment following any of these events, he would have been entitled to receive $240,000.

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

Director Compensation

        The following table represents information regarding the compensation paid during fiscal 2009 to members of Griffin's Board of Directors who are not also employees (the "Non-Employee Directors"). The compensation paid to Mr. Frederick M. Danziger is presented above in the Summary Compensation Table and the related explanatory notes.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)		Total ($)
Winston J. Churchill, Jr.	$48,500		$19,044	(1)	$67,544
Edgar M. Cullman	$46,000		$5,388	(1)	$51,388
David M. Danziger	$31,000		$5,388	(1)	$36,388
Frederick M. Danziger	$—		$—		$—
Thomas C. Israel	$56,000		$19,044	(1)	$75,044
Albert H. Small, Jr.	$38,250	(2)	$32,547	(1)	$70,797
David F. Stein	$60,500		$19,044	(1)	$79,544

(1)
These amounts reflect the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to fiscal 2009. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in Note 12 of the Notes to Consolidated Financial Statements.

(2)
Albert H. Small, Jr. became a member of the Board of Directors on January 22, 2009.

        The following table represents the number of outstanding and unexercised stock option awards held by each of the Non-Employee Directors as of November 28, 2009:

Director	Number of Shares Subject to Outstanding Options as of 11/28/09
Winston J. Churchill, Jr.	21,152
Edgar M. Cullman	1,419
David M. Danziger	1,419
Thomas C. Israel	22,152
Albert H. Small, Jr.	3,168
David F. Stein	4,932

        Members of the Board of Directors who are not employees of Griffin receive $25,000 per year and $1,000 for each Board or Committee meeting they attend. The Chairman of the Board of Directors receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each receive an annual fee of $10,000 per year. The Nominating Committee Chairman receives an annual fee of $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen, each receive $5,000 per year for their service on the Committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on the Committee. Annual retainers are paid in quarterly installments. The 2009 Stock Option Plan provides that Non-Employee Directors annually receive options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of grant. Under the 2009 Stock Option Plan, the number of shares, subject to options, granted to Non-Employee Directors upon their reelection to the Board of Directors, is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2009, Griffin granted Messrs. Churchill, Jr., Cullman, David M. Danziger, Israel, Small, Jr. and Stein each options exercisable for 1,419 shares of Common Stock at the time of their reelection to the Board of Directors. Griffin expects to grant additional options to its Non-Employee Directors in 2010 consistent with the 2009 Stock Option Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Griffin's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. The stock option ownership of the officers is disclosed in the stock option table set forth above and the description of stock option grants to directors is disclosed under the heading "Director Compensation." Based on its involvement in the preparation of certain such forms, and a review of copies of other such forms received by it, Griffin believes that with respect to fiscal 2009, all such Section 16(a) filing requirements were satisfied except that one Form 4 for Gregory M. Schaan to report an exercise of a stock option was filed late.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by: (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of November 28, 2009.

Name and Address(1)	Shares Beneficially Owned (2)	Percent of Total
Edgar M. Cullman (3)	912,342	17.7
Edgar M. Cullman, Jr. (3)	933,314	18.1
Louise B. Cullman (3)	781,775	15.1
Susan R. Cullman (3)	992,399	19.2
David M. Danziger (3)	52,308	1.0
Frederick M. Danziger (3)	373,312	7.2
Lucy C. Danziger (3)	788,680	15.3
John L. Ernst (3)	418,670	8.1
Michael S. Gamzon	31,156	*
Winston J. Churchill, Jr. SCP Partners 1200 Liberty Ridge Dr., Suite 300 Wayne, PA 19087	61,745	1.2
Thomas C. Israel Ingleside Investors 12 East 49th Street New York, NY 10017	31,557	*
Albert H. Small, Jr. 7311 Arrowood Road Bethesda, MD 20817	1,749	*
David F. Stein 875 Park Avenue New York, NY 10075	37,337	*
Anthony J. Galici Griffin Land & Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	28,523	*
Gregory M. Schaan Imperial Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	17,750	*
Thomas M. Lescalleet Griffin Land 204 West Newberry Road Bloomfield, CT 06002	6,000	*
Scott Bosco Griffin Land 204 West Newberry Road Bloomfield, CT 06002	833	*
B. Bros. Realty LLC (4)	233,792	4.5
Gabelli Funds, Inc. et al (5) Gabelli Funds, Inc. One Corporate Center Rye, NY 10580	1,432,121	27.7
All directors and officers collectively, consisting of 12 persons (6)	1,554,612	30.1

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, New York 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days granted pursuant to the Griffin Stock Option Plan, as amended. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of November 28, 2009, a group (the "Cullman and Ernst Group") consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of 2,505,641 shares of common stock (approximately 49.2% of the outstanding shares of common stock). Among others, Edgar M. Cullman, Edgar M. Cullman, Jr., John L. Ernst, Frederick M. Danziger, David M. Danziger and Michael S. Gamzon (who are members of the Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable to third parties under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Louise B. Cullman is the wife of Edgar M. Cullman; Edgar M. Cullman, Jr., is the son of Edgar M. Cullman and Louise B. Cullman; Susan R. Cullman and Lucy C. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman; Lucy C. Danziger is the wife of Frederick M. Danziger; David M. Danziger is the son of Frederick M. Danziger and Lucy C. Danziger; and Michael S. Gamzon is the son-in-law of Frederick M. Danziger and Lucy C. Danziger and the brother-in-law of David M. Danziger.

(3)
Included within the shares shown as beneficially owned by Edgar M. Cullman are 866,204 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by John L. Ernst are 411,321 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Frederick M. Danziger are 209,778 shares in which he holds shared investment and/or voting power. Included within the shares shown as beneficially owned by Edgar M. Cullman, Jr., are 715,146 shares in which he holds shared investment and/or voting power; included within the shares owned by Louise B. Cullman are 743,365 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Susan R. Cullman are 904,634 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Lucy C. Danziger are 728,358 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by David M. Danziger are 21,568 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Michael S. Gamzon are 31,156 shares in which he holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Edgar M. Cullman, Frederick M. Danziger, David M. Danziger, Michael S. Gamzon, Susan R. Cullman and John L. Ernst disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares.

(4)
The address of B. Bros. Realty LLC ("B. Bros.") is 641 Lexington Avenue, New York, New York 10022. Susan R. Cullman and John L. Ernst are the managers of B. Bros.

(5)
Griffin has received a copy of Schedule 13D, as amended, as filed with the Securities and Exchange Commission by Gabelli Funds, Inc. et al, reporting ownership of these shares as of March 12, 2009. As reported in said Schedule 13D, the securities have been acquired by GGCP, Inc. and certain of its direct and indirect subsidiaries on behalf of their investment advisory clients. Griffin has been informed that no individual client of GGCP, Inc. et al, has ownership of more than 5% of Griffin's outstanding common stock.

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

        In 1997 subsequent to the Distribution, Griffin, as lessor, and General Cigar, as lessee, entered into a ten-year lease for approximately 40,000 square feet of office space in one of the buildings owned by Griffin in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). In fiscal 2007 General Cigar made rental payments to Griffin of $483,000 under the Commercial Lease. Management believes the rent paid by General Cigar to Griffin under the Commercial Lease approximated market rates at the time the lease was entered into. The Commercial Lease expired on November 30, 2007 and was not renewed.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following is a summary of the fees incurred by Griffin for professional services rendered from McGladrey & Pullen LLP for fiscal 2009 and fiscal 2008:

	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit fees (1)	$695,258	$602,000
Audit-related fees	21,325	21,000
Tax fees	41,179	5,500
All other	23,200	—

	$780,962	$628,500

In fiscal 2008, $84,000 was paid to PricewaterhouseCoopers LLP for tax services.

(1)
Fiscal 2009 fees include $60,000 for additional audit work related to the Florida farm restructuring in connection with the 2008 audit.

        Audit fees consist of fees incurred for professional services rendered for the audit of Griffin's consolidated financial statements and for the review of Griffin's interim consolidated financial statements. Audit-related fees include fees incurred for professional services rendered for the audit of Griffin's 401(k) Savings Plan by McGladrey & Pullen LLP. Tax fees consist of fees incurred for professional services relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to McGladrey & Pullen LLP in fiscal 2009 or fiscal 2008.

        The Audit Committee's policy is to pre-approve all audit, audit-related and tax services to be provided by the independent registered public accountants. During fiscal 2009, Griffin's Audit Committee pre-approved all audit, audit-related and tax services. The Audit Committee has considered the non-audit services provided by McGladrey & Pullen LLP and determined that the services provided were compatible with maintaining the independence of McGladrey & Pullen LLP.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements of Griffin Land & Nurseries, Inc. See Item 8.
Consolidated Statements of Operations for the Fiscal Years Ended November 28, 2009, November 29, 2008 and December 1, 2007
Consolidated Balance Sheets as of November 28, 2009 and November 29, 2008
Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended November 28, 2009, November 29, 2008 and December 1, 2007
Consolidated Statements of Cash Flows for the Fiscal Years Ended November 28, 2009, November 29, 2008 and December 1, 2007
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
2.2
Asset Purchase Agreement among Shemin Nurseries, Inc., Shemin Acquisition Corporation and Imperial Nurseries, Inc. dated January 5, 2001 (incorporated by reference to the Form 8-K of Griffin Land & Nurseries, Inc. dated January 26, 2001, filed February 12, 2001)
2.3
Share Acquisition Agreement relating to Centaur Communications, Ltd. dated February 27, 2004, among The Sellers (as defined therein) and Centaur Holdings plc (incorporated by reference to the Form 8-K of Griffin Land & Nurseries, Inc. dated February 27, 2004, filed March 9, 2004)
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
10.29
Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company (incorporated by reference to Form 10-Q dated May 28, 2005, filed November 2, 2005)
10.30	Promissory Note dated July 6, 2005 (incorporated by reference to Form 10-Q dated May 28, 2005, filed November 2, 2005)
10.31
Guaranty Agreement as of July 6, 2005 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-Q dated May 28, 2005, filed November 2, 2005)
10.32
Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company (incorporated by reference to Form 10-K dated December 2, 2006 filed, February 15, 2007)
10.33	Amended and Restated Promissory Note dated November 16, 2006 (incorporated by reference to Form 10-K dated December 2, 2006, filed February 15, 2007)
10.34
Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-K dated December 2, 2006, filed February 15, 2007)
10.35
Employment Agreement by and between Imperial Nurseries, Inc. and Gregory Schaan dated January 1, 2001, as amended April 9, 2008, (incorporated by reference to Form 10-Q dated March 1, 2008, filed April 10, 2008)
10.36
Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Land & Nurseries, Inc., and Berkshire Bank (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)
10.37	$12,000,000 Construction Note dated February 6, 2009 (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)
10.38
Revolving Line of Credit Loan Agreement dated February 27, 2009 between Griffin Land & Nurseries, Inc. and Doral Bank, FSB (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)
10.39	$10,000,000 Promissory Note (Revolving Line of Credit) dated February 27, 2009 (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)
10.40	Loan and Security Agreement dated July 9, 2009 between Griffin Land & Nurseries, Inc. and People's United Bank (incorporated by reference to Form 10-Q dated August 29, 2009, filed October 8, 2009)
10.41	$10,500,000 Promissory Note dated July 9, 2009 (incorporated by reference to Form 10-Q dated August 29, 2009, filed October 8, 2009)
14	Griffin Land & Nurseries, Inc. Code of Ethics (incorporated by reference to Form 10-K dated November 29, 2003, filed February 25, 2004)

Exhibit No.	Description
21	Subsidiaries of Griffin Land & Nurseries, Inc., filed herewith
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith
23.2	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes Oxley Act of 2002, filed herewith
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 10, 2010.

GRIFFIN LAND & NURSERIES, INC.
BY:	/s/ FREDERICK M. DANZIGER
Frederick M. Danziger
President and Chief Executive Officer
BY:	/s/ ANTHONY J. GALICI
Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of February 10, 2010.

Name	Title

/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ EDGAR M. CULLMAN Edgar M. Cullman	Chairman of the Board and Director
/s/ DAVID M. DANZIGER David M. Danziger	Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Director, President and Chief Executive Officer
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary, Chief Accounting Officer
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ ALBERT H. SMALL, JR. Albert H. Small, Jr.	Director
/s/ DAVID F. STEIN David F. Stein	Director

 Schedule II—Valuation and Qualifying Accounts and Reserves
(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For the fiscal year ended November 28, 2009
Reserves:
Uncollectible accounts—trade	$148	109	8	78	(1)	$187

Inventories	$7,721	1,366	1	8,307	(2)	$781

Valuation allowance on deferred tax asset	$355	64	—	—		$419

For the fiscal year ended November 29, 2008
Reserves:
Uncollectible accounts—trade	$124	42	27	45	(1)	$148

Inventories	$767	7,990	18	1,054	(2)	$7,721

Valuation allowance on deferred tax asset	$192	163	—	—		$355

For the fiscal year ended December 1, 2007
Reserves:
Uncollectible accounts—trade	$143	22	5	46	(1)	$124

Inventories	$1,208	729	16	1,186	(2)	$767

Valuation allowance on deferred tax asset	$192	—	—	—		$192

Notes:

(1)
Accounts receivable written off or reclassified.

(2)
Inventories disposed.

Schedule III—Real Estate and Accumulated Depreciation
November 28, 2009
(dollars in thousands)

						Gross Amount at November 28, 2009
			Initial Cost		Cost Capitalized Subsequent to Acquisition Improvements
Description	Encumbrances		Land	Bldg. & Improve.		Land	Land Improvements	Bldg. & Bldg. Improvements	Tenant Improvements	Development Cost	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition	Depr. Life
Real Estate Held for Sale
Undeveloped Land	$—		$1,393	$—	$691	$1,393	$691	$—	$—	$—	$2,084	$—
Residential Development
Simsbury, CT	—		201	—	4,449	201	—	—	—	4,449	4,650	—
Residential Development
Suffield, CT	—		40	—	1,330	40	—	—	—	1,330	1,370
Other	—		—	—	941	—	—	—	—	941	941	—

Subtotal	—		1,634	—	7,411	1,634	691	—	—	6,720	9,045	—

Real Estate Held for Lease
Undeveloped Land	—		1,608	—	—	1,608	—	—	—	—	1,608	—
New England Tradeport
Windsor/E. Granby, CT
Development Costs	—		1,057	—	2,993	1,057	—	—	—	2,993	4,050	—
Industrial Buildings	8,468		8	—	4,361	8	483	3,629	249	—	4,369	(2,771)	1978		40 yrs.
Industrial Building	—	(a)	4	1,722	891	4	751	1,835	27	—	2,617	(1,396)	1982	1989	40 yrs.
Industrial Building	—	(a)	13	—	7,234	13	522	6,085	609	18	7,247	(359)	2008		40 yrs.
Industrial Building	—		9	—	3,851	9	316	3,404	131	—	3,860	(1,374)	1998		40 yrs.
Industrial Building	7,428		12	—	8,151	12	342	5,097	2,712	—	8,163	(3,641)	1999		40 yrs.
Industrial Building		(a)	7	—	3,275	7	11	3,013	251	—	3,282	(946)	2001		40 yrs.
Industrial Building	20,097		13	—	5,588	13	22	4,938	628	—	5,601	(1,388)	2003		40 yrs.
Industrial Building	—	(a)	16	—	7,578	16	1	6,866	711	—	7,594	(1,368)	2006		40 yrs.
Industrial Building	—	(a)	15	—	9,121	15	25	7,579	1,517	—	9,136	(2,132)	2005		40 yrs.
Industrial Building	11,776		57	—	15,931	57	1,028	13,806	1,097	—	15,988	(171)	2009		40 yrs.
Industrial Building	—		20	—	8,331	20	563	7,495	273	—	8,351	(536)	2007		40 yrs.
Industrial Building	—		12	—	6,627	12	437	5,982	208	—	6,639	(609)	2007		40 yrs.
Griffin Center
Windsor, CT
Undeveloped portion	—		403	—	889	403	—	—	—	889	1,292	—
Industrial Building	4,814		19	—	8,164	19	107	8,057	—	—	8,183	(1,797)	2001		40 yrs.
Restaurant Building	—		1	—	2,161	1	261	1,391	509	—	2,162	(896)	1983		40 yrs.
Office Building	—	(b)	17	—	5,817	17	420	4,246	1,151	—	5,834	(1,471)	2002		40 yrs.
Office Buildings	7,419		1,193	7,958	694	1,193	703	7,176	773	—	9,845	(2,693)	1982/1987	2003	40 yrs.
Griffin Center South
Bloomfield, CT
Undeveloped portion	—		42	—	343	42	—	—	—	343	385	—
Office Building	—	(b)	5	—	3,891	5	571	2,760	560	—	3,896	(2,611)	1977		40 yrs.
Office Building	—		4	—	2,697	4	263	1,905	529	—	2,701	(1,296)	1985		40 yrs.
Office Building	—	(b)	2	—	1,914	2	376	1,384	154	—	1,916	(1,145)	1988		40 yrs.
Office Building	—	(b)	2	—	1,640	2	189	1,325	126	—	1,642	(954)	1989		40 yrs.
Industrial Building	—	(b)	1	—	759	1	86	673	—	—	760	(458)	1988		40 yrs.
Office Buildings	—	(b)	10	—	3,327	10	144	3,086	97	—	3,337	(1,576)	1991		40 yrs.
Office Building	—	(b)	9	—	3,332	9	8	3,137	160	27	3,341	(757)	2001		40 yrs.
Manchester, CT
Industrial Building	—		1,876	11,855	4	1,876	4	11,855	—	—	13,735	(1,227)	1981	2006	40 yrs.
Bloomfield, CT
Industrial Building	—		1,294	1,264	—	1,294	72	1,126	66	—	2,558	(96)	1997	2007	40 yrs.
Quincy, FL
Nursery Farm	—		278	—	10,842	278	4,089	6,753	—	—	11,120	(8,334)		1959	20 yrs.
Other	—		41	—	1,158	41	1,158	—	—	—	1,199	(1,143)

Subtotal	60,002		8,048	22,799	131,564	8,048	12,952	124,603	12,538	4,270	162,411	(43,145)

	$60,002		$9,682	$22,799	$138,975	$9,682	$13,643	$124,603	$12,538	$10,990	$171,456	$(43,145)

(a) Building included in mortgage listed on line above.
(b) Buildings included as collateral for a $10 million revolving line of credit.

Schedule III—Real Estate and Accumulated Depreciation (continued)

(dollars in thousands)

Fiscal year ended November 28, 2009

	Cost	Reserve
Balance at beginning of year	$144,404	$(30,456)
Changes during the year:
Additions to real estate assets	16,500	—
Reclassification from property and equipment	11,120	(8,233)
Additions to reserve charged to costs and expense	—	(5,024)
Writeoff of fully depreciated assets	(568)	568

Balance at end of year	$171,456	$(43,145)

Fiscal year ended November 29, 2008

	Cost	Reserve
Balance at beginning of year	$135,690	$(26,046)
Changes during the year:
Additions to real estate assets	10,468	—
Additions to reserve charged to costs and expense	—	(4,511)
Cost of sales	(1,754)	101

Balance at end of year	$144,404	$(30,456)

Fiscal year ended December 1, 2007

	Cost	Reserve
Balance at beginning of year	$123,868	$(22,324)
Changes during the year:
Additions to real estate assets	13,989	—
Additions to reserve charged to costs and expense	—	(3,943)
Cost of sales	(2,167)	221

Balance at end of year	$135,690	$(26,046)

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
Land Holdings
Nursery Real Estate
Developed Properties
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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Operations (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Balance Sheets (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Changes in Stockholders' Equity For the Fiscal Years Ended November 28, 2009, November 29, 2008 and December 1, 2007 (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Cash Flows (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Notes to Consolidated Financial Statements (dollars in thousands unless otherwise noted, except per share data)
GRIFFIN LAND & NURSERIES, INC. Notes to Consolidated Financial Statements (dollars in thousands unless otherwise noted, except per share data)
GRIFFIN LAND & NURSERIES, INC. Notes to Consolidated Financial Statements (dollars in thousands unless otherwise noted, except per share data)
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Schedule II—Valuation and Qualifying Accounts and Reserves (dollars in thousands)
Schedule III—Real Estate and Accumulated Depreciation (continued) (dollars in thousands) Fiscal year ended November 28, 2009
Fiscal year ended November 29, 2008
Fiscal year ended December 1, 2007