Form 10-Q
period 2010-02-27
GRIFFIN LAND & NURSERIES INC
filed 2010-04-08
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 27, 2010

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

Number of shares of Common Stock outstanding at April 1, 2010: 5,102,436

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 Weeks Ended February 27, 2010 and February 28, 2009	3

		Consolidated Balance Sheets (unaudited)
		February 27, 2010 and November 28, 2009	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		13 Weeks Ended February 27, 2010 and February 28, 2009	5

		Consolidated Statements of Cash Flows (unaudited)
		13 Weeks Ended February 27, 2010 and February 28, 2009	6

		Notes to Consolidated Financial Statements (unaudited)	7-21

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	22-28

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	28-29

	ITEM 4	Controls and Procedures	29

PART II -		OTHER INFORMATION

	ITEM 1	Not Applicable

	ITEM 1A	Risk Factors	30

	ITEMS 2-5	Not Applicable

	ITEM 6	Exhibits	30-32

		SIGNATURES	33

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,
	February 27, 2010	February 28, 2009
Landscape nursery net sales and other revenue	$279	$449
Rental revenue and property sales	4,527	4,184
Total revenue	4,806	4,633

Costs of landscape nursery sales and other revenue	319	419
Costs related to rental revenue and property sales	3,517	3,478
Total costs of goods sold and costs related to
rental revenue and property sales	3,836	3,897

Gross profit	970	736

Selling, general and administrative expenses	2,974	2,800
Operating loss	(2,004)	(2,064)
Interest expense	(1,041)	(808)
Investment income	104	47
Loss before income tax benefit	(2,941)	(2,825)
Income tax benefit	1,097	1,003
Net loss	$(1,844)	$(1,822)

Basic net loss per common share	$(0.36)	$(0.36)

Diluted net loss per common share	$(0.36)	$(0.36)

See Notes to Consolidated Financial Statements.

Griffin  Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	February 27, 2010	November 28, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,415	$9,149
Trading securities - short-term investments, net	-	454
Accounts receivable, less allowance of $179 and $187	1,208	2,681
Income taxes receivable	6,342	6,336
Inventories, net	20,991	19,573
Deferred income taxes	119	143
Other current assets	3,354	3,645
Total current assets	38,429	41,981
Real estate held for sale or lease, net	132,517	128,311
Available for sale securities - Investment in Centaur Media plc	3,940	4,615
Property and equipment, net	2,629	2,730
Deferred income taxes	135	-
Other assets	11,692	11,099
Total assets	$189,342	$188,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$8,803	$1,532
Accounts payable and accrued liabilities	4,119	3,667
Deferred revenue	1,008	1,249
Total current liabilities	13,930	6,448
Long-term debt	57,982	61,066
Deferred income taxes	-	1,050
Other noncurrent liabilities	4,994	5,426
Total liabilities	76,906	73,990

Commitments and contingencies (Note 11)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,489,402 and 5,479,402 shares issued,
respectively, and 5,102,436 and 5,092,436 shares outstanding, respectively	55	55
Additional paid-in capital	105,053	104,849
Retained earnings	19,988	22,342
Accumulated other comprehensive income, net of tax	766	926
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)
Total stockholders' equity	112,436	114,746
Total liabilities and stockholders' equity	$189,342	$188,736

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Thirteen Weeks Ended February 27, 2010 and February 28, 2009
(dollars in thousands)
(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Total Comprehensive Loss
Balance at November 29, 2008	5,455,382	$55	$103,997	$29,888	$646	$(13,426)	$121,160

Exercise of stock options	8,047	-	107	-	-	-	107

Stock-based compensation
expense	-	-	88	-	-	-	88

Dividend declared, $0.10 per
share	-	-	-	(508)	-	-	(508)

Net loss	-	-	-	(1,822)	-	-	(1,822)	$(1,822)

Other comprehensive loss
from cash flow hedging
transaction, net of tax	-	-	-	-	(119)	-	(119)	(119)

Other comprehensive loss
from Centaur Media plc,
net of tax	-	-	-	-	(1,248)	-	(1,248)	(1,248)

Balance at February 28, 2009	5,463,429	$55	$104,192	$27,558	$(721)	$(13,426)	$117,658	$(3,189)

Balance at November 28, 2009	5,479,402	$55	$104,849	$22,342	$926	$(13,426)	$114,746

Exercise of stock options	10,000	-	112	-	-	-	112

Stock-based compensation
expense	-	-	92	-	-	-	92

Dividend declared, $0.10 per
share	-	-	-	(510)	-	-	(510)

Net loss	-	-	-	(1,844)	-	-	(1,844)	$(1,844)

Other comprehensive gain
from cash flow hedging
transactions, net of tax	-	-	-	-	278	-	278	278

Other comprehensive loss
from Centaur Media plc,
net of tax	-	-	-	-	(438)	-	(438)	(438)

Balance at February 27, 2010	5,489,402	$55	$105,053	$19,988	$766	$(13,426)	$112,436	$(2,004)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 13 Weeks Ended,
	February 27, 2010	February 28, 2009
Operating activities:
Net loss	$(1,844)	$(1,822)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,740	1,613
Deferred income taxes	(1,097)	(1,003)
Stock-based compensation expense	92	88
Amortization of debt issuance costs	69	25
Change in unrealized gains on trading securities	-	62
Changes in assets and liabilities:
Short-term investments	454	2,039
Accounts receivable	1,473	755
Inventories	(1,418)	(3,593)
Income tax receivable	(6)	(2)
Other current assets	291	658
Accounts payable and accrued liabilities	601	1,323
Deferred revenue	(338)	(309)
Other noncurrent assets and noncurrent liabilities, net	(557)	(981)
Net cash used in operating activities	(540)	(1,147)

Investing activities:
Building acquisition	(5,440)	-
Additions to real estate held for sale or lease	(403)	(1,998)
Additions to property and equipment	(43)	(8)
Net cash used in investing activities	(5,886)	(2,006)

Financing activities:
Proceeds from debt	4,524	-
Dividends paid to stockholders	(509)	(507)
Payments of debt	(337)	(315)
Exercise of stock options	112	107
Debt issuance costs	(98)	(469)
Net cash provided by (used in) financing activities	3,692	(1,184)
Net decrease in cash and cash equivalents	(2,734)	(4,337)
Cash and cash equivalents at beginning of period	9,149	4,773
Cash and cash equivalents at end of period	$6,415	$436

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands unless otherwise noted, except per share data)
(unaudited)

1.      Summary of Significant Accounting Policies

           Basis of Presentation

The accompanying unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) ASC 270, “ Interim Reporting.”

The accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the fiscal year ended November 28, 2009 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.  The consolidated balance sheet data as of November 28, 2009 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In fiscal 2009, Griffin entered into two interest rate swap agreements to hedge interest rate exposures.  Griffin does not use derivatives for speculative purposes.  Griffin applied FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet.  The estimated fair values are based primarily on projected future swap rates.

Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on the benchmark interest rates.  The change in fair values of Griffin’s interest rate swap agreements are recorded as components of accumulated other comprehensive income in stockholders’ equity, to the extent they are effective.  Any ineffective portions of the change in fair value of these instruments would be recorded as interest expense.

The results of operations for the thirteen weeks ended February 27, 2010 (the “2010 first quarter”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended February 28, 2009 is referred to herein as the “2009 first quarter.”

            Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events,” which amends the previous guidance on subsequent events and no longer requires Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated.  The subsequent event provisions were effective for Griffin in the 2010 first quarter.  This guidance did not impact Griffin’s consolidated financial statements.

In the 2010 first quarter, Griffin adopted the new guidance in FASB ASC 805-10, “Business Combinations” (“ASC 805-10”) when it purchased an industrial building in Breinigsville, Pennsylvania.  The new guidance on business combinations retains the underlying concepts of the previously issued standard in that the acquirer of a business is required to account for the business combination at fair value.  As with previous guidance, the assets and liabilities of the acquisition are recorded at their fair values on the date of acquisition.  Any excess of the fair value of consideration transferred  over the estimated fair values of the net assets acquired is recorded as goodwill.  Griffin did not record any goodwill related to this acquisition.  The new guidance results in changes to the method of applying the acquisition method of accounting for business combinations in a number of significant aspects.  Among other changes required under the new guidance, all acquisition costs are expensed as incurred. Prior to the new guidance, acquisition costs were capitalized.   As required under ASC 805-10, Griffin’s acquisition costs related to this purchase have been expensed.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures,” which requires new disclosures and provides clarification of existing disclosures about fair value measurements.  More specifically, this update will require: (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The update is effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years beginning after December 31, 2010.  Griffin’s does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

2.      Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,
	February 27, 2010	February 28, 2009
Total net sales and other revenue:
Landscape nursery net sales and other revenue	$279	$449
Rental revenue and property sales	4,527	4,184
	$4,806	$4,633
Operating (loss) profit:
Landscape nursery	$(783)	$(850)
Real estate	(40)	6
Industry segment totals	(823)	(844)
General corporate expense	(1,181)	(1,220)
Operating loss	(2,004)	(2,064)
Interest expense	(1,041)	(808)
Investment income	104	47
Loss before income tax benefit	$(2,941)	$(2,825)

Identifiable assets:	February 27, 2010	November 28, 2009
Landscape nursery	$28,122	$28,238
Real estate	143,869	139,681
Industry segment totals	171,991	167,919
General corporate	17,351	20,817
Total assets	$189,342	$188,736

The real estate segment had no revenue from property sales in either the 2010 first quarter or the 2009 first quarter.  Included in other revenue of the landscape nursery segment in the 2010 first quarter is $122 of revenue from the rental of Imperial’s Florida farm. Imperial shut down its operations on its Florida farm in the 2009 third quarter.  The landscape nursery segment had no rental revenue in the 2009 first quarter.

3.      Fair Value

In fiscal 2008, Griffin adopted the provision of FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities.  Level 1 securities include Griffin’s short-term (trading account) investments and available-for-sale securities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 liabilities include Griffin’s two interest rate swap derivatives (see Note 8).  The fair values of Griffin’s interest rate swap derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

On January 8, 2010, Griffin closed on the acquisition of an approximate 120,000 square foot industrial building located in Breinigsville, Pennsylvania (see Note 5).  The acquisition was accounted for in accordance with ASC 805-10 whereby the assets acquired were recorded at their fair values. The fair value of the real estate assets acquired was based upon an independent appraisal, which included the utilization of publicly available data for similar properties.  Therefore, Griffin has categorized the real estate assets acquired as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.  As of February 27, 2010, Griffin’s consolidated balance sheet includes acquired intangible assets related to the building acquisition in Breinigsville, Pennsylvania.  These assets are comprised of the value of the in-place lease and the associated tenant relationship.  Griffin derived these values based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the lease up of vacant space and other data contained in the independent appraisal.  Therefore, Griffin categorized the acquired intangible assets related to this transaction as Level 3 within the fair value hierarchy.  As of November 28, 2009, Griffin’s financial statements did not include any Level 3 assets or liabilities.

The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	February 27, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$3,940	$-	$-

Interest rate swaps	$-	$(319)	$-

	November 28, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities	$454	$-	$-

Available-for-sale securities	$4,615	$-	$-

Interest rate swaps	$-	$(770)	$-

             The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	February 27, 2010		November 28, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$6,415	$6,415	$9,149	$9,149
Trading securities	-	-	454	454
Available-for-sale securities	3,940	3,940	4,615	4,615

Financial liabilities:
Revolving line of credit	$2,500	$2,500	$2,500	$2,500
Mortgage debt	64,205	64,655	60,002	59,508
Interest rate swaps	(319)	(319)	(770)	(770)

The fair values of the trading and available-for-sale securities are based on quoted market prices.  The fair values of the revolving line of credit and mortgage debt are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities, and additionally, Griffin considers its credit worthiness in determining the fair value of its debt.  The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount Griffin would receive to terminate the swap agreements at the balance sheet date, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

At February 27, 2010 and November 28, 2009, the fair values of Griffin’s fixed rate mortgages were $44.2 million and $39.3 million, respectively.  The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for similar loans.

The fair values of Griffin’s nonfinancial assets related to the building acquisition in Breinigsville, Pennsylvania on January 8, 2010, the acquisition date, are listed below.  There were no liabilities assumed in connection with this acquisition.  These assets were initially recorded at fair value but will not be re-measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Real estate held for lease	$-	$5,381	$-

Intangible assets	$-	$-	$1,019

4.      Inventories

Inventories consist of:

	February 27, 2010	November 28, 2009

Nursery stock	$19,174	$17,999
Materials and supplies	1,817	1,574
	$20,991	$19,573

As a result of the shutdown of Imperial’s Florida farm in fiscal 2009, all of Imperial’s inventory as of February 27, 2010 and November 28, 2009 is at Imperial’s Connecticut farm and field liner beds located nearby that farm.

5.      Real Estate Assets

Building Acquisition

On January 8, 2010, Griffin Land closed on the purchase of an approximate 120,000 square foot industrial building in Breinigsville, Pennsylvania.  The building was acquired from the bankruptcy estate of the previous owner of the building.  Griffin Land paid $6.4 million in cash for the building, including approximately $1.0 million paid as a deposit in the 2009 fourth quarter.  The building is located in a major industrial area of Pennsylvania’s Lehigh Valley and is currently under a full building lease to Olympus Corporation of the Americas (“Olympus”).  Griffin Land incurred approximately $0.3 million of acquisition costs on the purchase of this building, which are included in selling, general and administrative expenses on Griffin’s consolidated statement of operations for the 2010 first quarter.  Subsequent to the purchase of this building, Griffin Land completed a lease amendment with Olympus that extends the lease term through 2025.  On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage on this building (see Note 8).  This is Griffin Land’s first real estate purchase outside of the Hartford, Connecticut market, where Griffin Land’s core real estate holdings are located.

Based on an independent appraisal of the building acquired, Griffin determined that the fair value of the assets acquired was equal to the purchase price.  Of the $6.4 million purchase price, approximately $5.4 million represented the fair value of the real estate held for lease and approximately $1.0 million represented the fair value of the acquired intangible assets, comprised of the value of the in-place lease at the time of purchase and a tenant relationship intangible asset.  The intangible assets are included in other assets on Griffin’s consolidated balance sheet.

Real estate held for sale or lease consists of:

		February 27, 2010
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$8,880	$10,514
Land improvements	10 to 30 years	691	13,302	13,993
Buildings and improvements	10 to 40 years	-	128,379	128,379
Tenant improvements	Shorter of useful life or terms of related lease	-	12,759	12,759
Development costs		6,714	4,530	11,244
		9,039	167,850	176,889
Accumulated depreciation		-	(44,372)	(44,372)
		$9,039	$123,478	$132,517

		November 28, 2009
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$8,048	$9,682
Land improvements	10 to 30 years	691	12,952	13,643
Buildings and improvements	10 to 40 years	-	124,603	124,603
Tenant improvements	Shorter of useful life or terms of related lease	-	12,538	12,538
Development costs		6,720	4,270	10,990
		9,045	162,411	171,456
Accumulated depreciation		-	(43,145)	(43,145)
		$9,045	$119,266	$128,311

Included in real estate held for lease as of February 27, 2010 and November 28, 2009 was $2,706 and $2,786, respectively, reflecting the net book value of Imperial’s Florida farm that was shut down in fiscal 2009 and is being leased to another landscape nursery grower.

Total depreciation expense related to real estate held for sale or lease was $1,439 and $1,187 in the 2010 and 2009 first quarters, respectively.  There was no capitalized interest in the 2010 first quarter and $20 of capitalized interest in the 2009 first quarter.

6.      Investments

Short-Term Investments

In the 2010 first quarter, Griffin sold its remaining short-term investments.  Griffin's short-term investments were comprised of debt securities and were accounted for as trading securities under FASB ASC 320-10, "Investments - Debt and Equity Securities" (“ASC 320-10”).  Accordingly, the securities were recorded at their fair value based upon quoted market prices at the balance sheet date and net realized and unrealized gains and losses on these investments are included in investment income in Griffin’s consolidated statements of operations.  The composition of short-term investments at November 28, 2009 was as follows:

	Cost	Fair Value
U.S. Treasury securities	$453	$454

Investment income in the 2010 first quarter and 2009 first quarter consists of:

	For the 13 Weeks Ended,
	February 27, 2010	February 28, 2009

Interest and dividend income	$104	$23
Net realized gains on the sales of short-term investments	-	86
Changes in unrealized gains on short-term investments	-	(62)
	$104	$47

Centaur Media plc

Griffin’s investment in the common stock of Centaur Media plc (“Centaur Media”) is accounted for as an available-for-sale security under ASC 320-10, whereby increases or decreases in the fair value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, net of income taxes, are recorded as a component of other comprehensive income (see Note 9).

As of February 27, 2010, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $1,263 and $3,940, respectively.  As of November 28, 2009, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $1,938 and $4,615, respectively.

7.      Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	February 27, 2010	November 28, 2009
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,842	1,842
Machinery and equipment	3 to 20 years	11,867	11,824
		15,707	15,664
Accumulated depreciation		(13,078)	(12,934)
		$2,629	$2,730

Griffin did not incur any new capital lease obligations in either the 2010 first quarter or the 2009 first quarter.

8.      Long-Term Debt

Long-term debt includes:

	February 27, 2010	November 28, 2009
Nonrecourse mortgages:
6.08%, due January 1, 2013	$7,364	$7,419
6.30%, due May 1, 2014	754	792
5.73%, due July 1, 2015	20,014	20,097
8.13%, due April 1, 2016	4,749	4,814
7.0%, due October 1, 2017	6,589	6,636
Variable rate mortgage, due February 1, 2019*	12,000	11,776
Variable rate mortgage, due July 1, 2019*	8,435	8,468
6.5%, due January 27, 2020	4,300	-
Total nonrecourse mortgages	64,205	60,002
Revolving line of credit	2,500	2,500
Capital leases	80	96
Total	66,785	62,598
Less: current portion	(8,803)	(1,532)
Total long-term debt	$57,982	$61,066

* Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage with NewAlliance Bank.  This mortgage is collateralized by the approximate 120,000 square foot industrial building in Breinigsville, Pennsylvania that was acquired earlier in the period.  This mortgage has a ten-year term and a fixed interest rate of 6.5% with monthly principal and interest payments starting on March 1, 2010 based on a twenty-five year amortization schedule.

On February 6, 2009, Griffin closed on a $12 million construction to permanent mortgage loan with Berkshire Bank (the “Berkshire Bank Loan”), which provided a significant portion of the financing for construction in 2009 of an approximate 304,000 square foot warehouse facility in New England Tradeport (“Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut.  Prior to the closing of the Berkshire Bank Loan, Griffin Land entered into a ten-year lease with The Tire Rack, Inc. (“Tire Rack”), a private company, to lease approximately 257,000 square feet of this facility.  Under certain conditions, but no later than August 2014, the beginning of the sixth year of the lease, Tire Rack is required to lease the entire building.  The lease contains provisions for a potential expansion that would increase the size of the building up to approximately 450,000 square feet.

Through January 31, 2010, the Berkshire Bank Loan functioned as a construction loan, with Griffin Land drawing funds as construction on the new warehouse progressed.  The interest rate during that period was the greater of 2.75% above the thirty day LIBOR rate or 4%.  Payments during that period were for interest only.  On February 1, 2010, the Berkshire Bank Loan converted to a nine-year nonrecourse mortgage collateralized by the new warehouse facility, with monthly payments of principal and interest starting on March 1, 2010 based on a twenty-five year amortization schedule.

At the time Griffin closed the Berkshire Bank Loan, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $12 million at inception to fix the interest rate for the final nine years of the loan at 6.35%.  Payments under the swap agreement commenced on the same date that payments under the nine-year nonrecourse mortgage commenced and will continue monthly until February 1, 2019, which is also the termination date of the Berkshire Bank Loan.

In the 2009 third quarter, Griffin entered into an interest rate swap agreement in connection with a nonrecourse mortgage on four industrial Tradeport buildings that Griffin also entered into at that time.  Griffin accounts for both of its interest rate swap agreements as effective cash flow hedges (see Note 3).  No ineffectiveness on the cash flow hedges was recognized as of February 27, 2010 and none is anticipated over the term of the agreements.  Amounts in other comprehensive (loss) income will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  Neither of the interest rate swap agreements contains any credit risk related contingent features.  For the 2010 first quarter, Griffin recognized a gain of $451 (included in other comprehensive loss), before taxes, on its interest rate swap agreements.  As of February 27, 2010, $35 is expected to be reclassified over the next twelve months from other comprehensive income to interest expense.  As of February 27, 2010, the liability for Griffin’s interest rate swap agreements was $319 and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.

On February 27, 2009, Griffin closed on a $10 million Revolving Line of Credit with Doral Bank (the “Credit Line”) that has a term of two years, but may be extended for an additional year by Griffin.  The Credit Line is collateralized by several of Griffin Land’s buildings in Griffin Center and Griffin Center South.  The interest rate on the Credit Line is the greater of the prime rate plus 1.5% or 6.88%.  As of February 27, 2010, the prime rate was 3.25%.  Griffin is using this facility for seasonal working capital needs, to supplement cash flow from operations and for general corporate purposes.  As of February 27, 2010 and November 28, 2009, there was $2.5 million outstanding on the Credit Line.

As of February 27, 2010, the entire balance of Griffin’s 6.08% nonrecourse mortgage due January 1, 2013 ($7.4 million) is included in the current portion of long-term debt.  Griffin has classified this mortgage as current because, for the twelve month period ending December 31, 2010, Griffin expects that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage (the “debt service coverage covenant”) will be less than the 1.25 required under the mortgage.  The debt service coverage covenant for the twelve months ended December 31, 2009 was waived by the bank as Griffin would not have been in compliance at that measurement date.  Griffin currently expects to obtain a waiver from the bank for the debt service coverage covenant for the twelve months ending December 31, 2010, prior to that date, although there can be no such assurance that the bank will grant such a waiver.

9.      Stockholders’ Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,
	February 27, 2010	February 28, 2009

Net loss as reported for computation
of basic and diluted per share results	$(1,844)	$(1,822)

Weighted average shares outstanding for
computation of basic and diluted
per share results (a)	5,098,000	5,073,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  The incremental shares from the assumed exercise of stock options in the 2010 first quarter and 2009 first quarter would have been     20,000 and 39,000, respectively.

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

Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at February 27, 2010 may be exercised as stock appreciation rights.

There were no stock options granted during the 2010 first quarter.  There were 61,749 options granted during the 2009 first quarter under the 1997 Stock Option Plan.  The fair values of the stock options granted during the 2009 first quarter were $14.88 for 22,500 options, $14.40 for 22,500 options, $10.54 for 15,000 options and $15.53 for 1,749 options.  The fair values of all options granted were estimated as of each grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2009 first quarter were as follows:

Expected volatility	37.7% to 42.5%
Risk free interest rate	1.6% to 2.0%
Expected option term	5 to 8.5 years
Annual dividend yield	$0.40

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 13 Weeks Ended,
	February 27, 2010		February 28, 2009
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	71,133	$17.61	89,368	$15.56
Exercised	(10,000)	$11.22	(8,047)	$13.25
Granted and vested	-	-	1,749	$34.30
Outstanding at end of period	61,133	$18.65	83,070	$16.17

Range of Exercise Prices for Vested Options	Outstanding at February 27, 2010	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$11.00-$14.00	28,544	$12.47	1.3	$464	$135
$15.00-$18.00	15,322	$16.80	1.6	183	98
$24.00-$35.00	17,267	$30.52	6.2	22	275
	61,133	$18.65	2.7	$669	$508

	For the 13 Weeks Ended,
	February 27, 2010		February 28, 2009
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	101,377	$32.84	40,684	$33.66
Granted	-	-	60,000	$33.07
Nonvested at end of period	101,377	$32.84	100,684	$33.31

Range of Exercise Prices for Nonvested Options	Outstanding at February 27, 2010	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$28.00-$31.00	12,849	$29.12	8.3	$5	$180
$33.00-$35.00	88,528	$33.38	8.6	-	1,240
	101,377	$32.84	8.5	$5	$1,420

Number of option holders at February 27, 2010	21

  Compensation expense for stock options recognized in the 2010 first quarter and the 2009 first quarter was $92 and $88, respectively, with related tax benefits of $23 and $26, respectively.  As of February 27, 2010, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2010	$ 257
Fiscal 2011	$ 263
Fiscal 2012	$ 141
Fiscal 2013	$ 56
Fiscal 2014	$ 7

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income in the 2010 first quarter and 2009 first quarter consist of the following:

	For the 13 Weeks Ended,
	February 27, 2010	February 28, 2009

Balance at beginning of period	$926	$646
Increase (decrease) in value of cash flow hedge, net of taxes of $173
and ($64), respectively	278	(119)
Decrease in fair value of Centaur Media, net of taxes of ($122)
and ($633), respectively	(226)	(1,176)
Decrease in fair value of Centaur Media, due to exchange loss,
net of taxes of ($115) and ($39), respectively	(212)	(72)
Balance at end of period	$766	$(721)

Accumulated other comprehensive income is comprised of the following:

	February 27, 2010	November 28, 2009
Unrealized gain on investment in Centaur Media plc	$843	$1,281
Actuarial gain on postretirement benefit plan	131	131
Unrealized loss on cash flow hedges	(208)	(486)
	$766	$926

Cash Dividend

In the 2010 first quarter, Griffin declared a cash dividend of $0.10 per common share for holders of record as of the close of business on February 22, 2010, payable on March 4, 2010. In the 2009 first quarter, Griffin declared a cash dividend of $0.10 per common share.

10.      Supplemental Financial Statement Information

Supplemental Cash Flow Information

The decreases of $675 and $1,920, respectively, in the 2010 first quarter and 2009 first quarter in Griffin’s Investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at February 27, 2010 and November 28, 2009 were $365 and $515, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease decreased by $150 in the 2010 first quarter and increased by $900 in the 2009 first quarter.

As of February 27, 2010, included in Griffin’s accrued liabilities is a dividend payable of $510 reflecting a dividend on Griffin’s common stock declared prior to the end of the 2010 first quarter that was paid subsequent to the end of Griffin’s 2010 first quarter.  As of November 28, 2009, Griffin’s accrued liabilities included $509 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2009 and paid in the 2010 first quarter.

Interest payments, net of capitalized interest, were $912 and $809 in the 2010 first quarter and 2009 first quarter, respectively.

Income Taxes

Griffin’s effective income tax rate was 37.3% in the 2010 first quarter as compared to 35.5% in the 2009 first quarter.  The effective tax rate used in the 2010 first quarter is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

An increase to deferred tax assets of $237 in the 2010 first quarter relates to the mark to market adjustment on Griffin’s investment in Centaur Media.  A decrease to deferred tax assets of $173 in the 2010 first quarter relates to the fair value adjustment of Griffin’s cash flow hedges.  A decrease to deferred tax liabilities of $736 in the 2009 first quarter relates to the mark to market adjustment on Griffin’s investment in Centaur Media and to the fair value adjustment of a cash flow hedge that was entered into in the 2009 first quarter.  These increases and decreases to deferred income taxes are included as charges and credits, respectively, in Griffin’s other comprehensive loss for the 2010 and 2009 first quarters.

As of February 27, 2010, Griffin’s consolidated balance sheet includes a net current deferred tax asset of $119 and a net noncurrent deferred tax asset of $135.  Although Griffin has incurred pretax losses for the fiscal years ended November 29, 2008 and November 28, 2009 and has also incurred a pretax loss in the 2010 first quarter, management has concluded that a valuation allowance against those net deferred tax assets is not required.

Postretirement Benefits

Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Griffin’s postretirement benefits program is unfunded, with benefits to be paid from Griffin's general assets.  Griffin’s contributions to its postretirement benefits program were $1 each in the 2010 and 2009 first quarters with an expected contribution of $8 for the fiscal 2010 full year.  The components of Griffin's postretirement benefits expense are immaterial for all periods presented.

11.      Commitments and Contingencies

As of February 27, 2010, Griffin had committed purchase obligations of $0.8 million, principally for the purchase of plants and raw materials by Imperial and for master planning of Griffin Land’s industrial properties.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters are not expected to be material, individually or in the aggregate, to Griffin’s consolidated financial position, results of operations or cash flows.

12.      Subsequent Event

On March 17, 2010, Griffin Land closed on the purchase of approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania.  The undeveloped land was acquired from the bankruptcy estate of the sole owner of the property.  The purchase price was $1.8 million plus acquisition expenses, including approximately $0.3 million paid as a deposit in the 2009 fourth quarter.  The undeveloped land is located in a major industrial area of Pennsylvania’s Lehigh Valley and has approvals for the development of two industrial buildings totaling approximately 530,000 square feet.

In accordance with FASB ASC 855 “Subsequent Events”, Griffin has evaluated any events or transactions occurring after February 27, 2010, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended February 27, 2010, other than the disclosures herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated financial statements of Griffin include the accounts of Griffin’s subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and Griffin’s Connecticut and Massachusetts based real estate business (“Griffin Land”).

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended November 28, 2009 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen weeks ended February 27, 2010 are consistent with those used by Griffin to prepare its fiscal 2009 financial statements.

Summary

Griffin incurred a net loss of $1.8 million in both the thirteen weeks ended February 27, 2010 (the “2010 first quarter”) and the thirteen weeks ended February 28, 2009 (the “2009 first quarter”).  Although Griffin’s net loss was essentially unchanged in the 2010 first quarter as compared to the 2009 first quarter, Griffin incurred a slightly lower operating loss in the 2010 first quarter and had a slightly higher tax benefit in the 2010 first quarter, substantially offset by higher interest expense in the 2010 first quarter as compared to the 2009 first quarter.  The change in Griffin’s operating loss principally reflects a slightly lower operating loss at Imperial.  Imperial historically incurs an operating loss in the first quarter due to the highly seasonal nature of its landscape nursery business.  The slightly higher income tax benefit principally reflects the effect of changes in state income taxes.  The higher interest expense reflects the higher level of debt in the 2010 first quarter as compared to the 2009 first quarter.  Griffin Land’s operating results were essentially break-even in both the 2010 and 2009 first quarters as increased profit from leasing activities in the 2010 first quarter versus the 2009 first quarter was substantially offset by acquisition expenses incurred during the 2010 first quarter on the building purchase completed during the period.  Griffin’s general corporate expense was essentially unchanged in the 2010 first quarter as compared to the 2009 first quarter.

Results of Operations

Thirteen Weeks Ended February 27, 2010 Compared to the Thirteen Weeks Ended February 28, 2009

Griffin’s consolidated total revenue increased to $4.8 million in the 2010 first quarter from $4.6 million in the 2009 first quarter.  The net increase reflects a $0.3 million increase in revenue at Griffin Land partially offset by slightly lower net sales and other revenue at Imperial.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of February 27, 2010	2,540,000	2,029,000	80%
As of November 28, 2009	2,420,000	1,893,000	78%
As of February 28, 2009	2,116,000	1,684,000	80%

Griffin Land’s total square footage and square footage leased at the end of the 2010 first quarter was higher than the comparative amounts at year end 2009 due principally to the purchase of a 120,000 square foot fully leased industrial building located in Breinigsville, Pennsylvania in the 2010 first quarter.  The increase in total square footage and square footage leased at the end of the 2010 first quarter as compared to the end of the 2009 first quarter principally reflects the construction, during fiscal 2009, of a 304,000 square foot building in New England Tradeport (“Tradeport”), Griffin Land’s industrial park in Windsor and East Granby, Connecticut, of which 257,000 is currently leased, and the fully leased 120,000 square foot industrial building acquired during the 2010 first quarter.

The increase in Griffin Land’s total revenue in the 2010 first quarter as compared to the 2009 first quarter principally reflects: (a) approximately $0.5 million of revenue from the new 304,000 square foot building in Tradeport that was completed and placed in service in the 2009 third quarter and from the 120,000 square foot industrial building acquired during the 2010 first quarter; (b) approximately $0.2 million from leasing previously vacant space subsequent to the end of the 2009 first quarter; partially offset by (c) an approximately $0.3 million reduction in  rental revenue as a result of leases that expired subsequent to the 2009 first quarter and were not renewed.  Market activity for industrial and office space was soft throughout fiscal 2009 and, for industrial space, remained weak through the 2010 first quarter.  There was a slight increase in market activity for office space in early 2010.  In the 2010 first quarter, Griffin Land entered into a new lease for approximately 19,000 square feet of previously vacant office space, and subsequent to the end of the 2010 first quarter Griffin Land completed a lease for 21,000 square feet of previously vacant office space.

Griffin Land had no property sales revenue in either the 2010 or the 2009 first quarters.  Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial were lower in the 2010 first quarter as compared to the 2009 first quarter. Included in Imperial’s 2010 first quarter net sales and other revenue is $0.1 million of rental revenue with respect to Imperial’s Florida farm.  Imperial shut down its Florida farm operations in the 2009 third quarter and is leasing that facility to another grower of landscape nursery products.  Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring.  First quarter sales at Imperial are not significant because sales in the winter months that comprise the first quarter

(December through February) have accounted for less than 3% of Imperial’s full year net sales in each of the past three years.

Griffin incurred a consolidated operating loss, including general corporate expense, of $2.0 million in the 2010 first quarter, as compared to a consolidated operating loss, including general corporate expense, of $2.1 million incurred in the 2009 first quarter.  Griffin Land’s operating results were essentially break-even in both the 2010 and 2009 first quarters, whereas Imperial’s operating loss in the 2010 first quarter was slightly lower than its 2009 first quarter operating loss.  Griffin’s general corporate expense was essentially unchanged in the 2010 first quarter as compared to the 2009 first quarter.

 Operating results at Griffin Land in the 2010 and 2009 first quarters were as follows:

	2010	2009
	First Qtr.	First Qtr.
	(amounts in thousands)
Rental revenue	$4,527	$4,184
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(1,995)	(2,117)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	2,532	2,067
Revenue from property sales	-	-
Costs related to property sales	-	-
Gain from property sales	-	-
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	2,532	2,067
General and administrative expenses excluding depreciation
and amortization expense and excluding acquisition expenses (a)	(743)	(692)
Acquisition expenses	(301)	-
Total general and administrative expenses excluding depreciation
and amortization expense (a)	(1,044)	(692)
Profit before depreciation and amortization expense (a)	1,488	1,375
Depreciation and amortization expense related to costs of
rental revenue	(1,522)	(1,361)
Depreciation and amortization expense - other	(6)	(8)
Operating (loss) profit	$(40)	$6

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United State of America.  They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.  The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statement of operations.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.5 million in the 2010 first quarter as compared to the 2009 first quarter, principally reflecting the increase in rental revenue and lower costs related to rental revenue excluding depreciation and amortization expense.  Costs related to rental revenue excluding depreciation and amortization expense were lower in the 2010 first quarter as compared to the 2009 first quarter due principally to lower snow removal and lower utility expenses in the 2010 first quarter, which more than offset the building operating expenses in the 2010 first quarter of the new Tradeport building that came on line in the 2009 third quarter.

Griffin Land’s general and administrative expenses increased by approximately $0.3 million in the 2010 first quarter as compared to the 2009 first quarter due principally to $0.3 million of acquisition costs incurred for the purchase of the 120,000 square foot industrial building in Pennsylvania that closed during the 2010 first quarter.  Depreciation and amortization expense at Griffin Land increased from $1.4 million in the 2009 first quarter to $1.5 million in the 2010 first quarter due principally to approximately $0.2 million for the Tradeport industrial building completed and placed in service in the 2009 third quarter partially offset by lower depreciation and amortization expenses on tenant improvements related to leases that expired subsequent to the 2009 first quarter and were not renewed.

Imperial’s operating results in the 2010 and 2009 first quarters were as follows:

	2010	2009
	First Qtr.	First Qtr.
	(amounts in thousands)
Net sales and other revenue	$279	$449
Cost of goods sold	319	419
Gross (loss) profit	(40)	30
Selling, general and administrative expenses	(743)	(880)
Operating loss	$(783)	$(850)

Due to the seasonality of the landscape nursery business, Imperial historically incurs a first quarter operating loss.  As previously noted, Imperial’s first quarter net sales are not significant to its total net sales for the year.  Selling, general and administrative expenses were lower in the 2010 first quarter as compared to the 2009 first quarter due principally to lower payroll expenses as a result of the shutdown of the Florida farm that was completed in the 2009 third quarter.

Imperial’s fiscal 2010 operating results are expected to be negatively impacted by the weak economy and poor housing market.  Selling prices in fiscal 2009 were lower than the previous year, and Imperial does not expect any pricing improvements in fiscal 2010.  Weak sales over the past two years has resulted in an oversupply of product available for sale by growers of landscape nursery product, which is expected to prohibit any improvement in pricing in the current year.

Griffin’s consolidated interest expense increased to $1.0 million in the 2010 first quarter as compared to $0.8 million in the 2009 first quarter, principally reflecting the higher debt level during the 2010 first quarter as compared to the 2009 first quarter.  Griffin’s average outstanding debt was $64.6 million in the 2010 first quarter as compared to $48.4 million in the 2009 first quarter.  The increased debt principally reflects borrowings under the $12 million nonrecourse mortgage that financed a significant portion of the 304,000 square foot Tradeport warehouse built in fiscal 2009 and a $4.3 million mortgage taken out on the industrial building in Pennsylvania that was acquired in the 2010 first quarter.

Griffin’s investment income increased in the 2010 first quarter as compared to the 2009 first quarter.  The increase reflects a dividend from Centaur Media received in the 2010 first quarter (there was no dividend income in the 2009 first quarter) partially offset by lower investment income on Griffin’s short-term investments.  The decrease in investment income from Griffin’s short-term investments in the 2010 first quarter principally reflects Griffin having an average balance of short-term investments of $0.4 million in the 2010 first quarter as compared to an average of $8.1 million of short-term investments in the 2009 first quarter.  The reduction in short-term investments principally reflects the liquidation of those investments and use of the proceeds over the last nine months of fiscal 2009 and the 2010 first quarter to invest in additions to Griffin Land’s real estate assets and supplement cash generated from Griffin’s operations.

Griffin’s effective income tax rate was 37.3 % in the 2010 first quarter as compared to 35.5 % in the 2009 first quarter.  The higher effective tax rate in the 2010 first quarter is attributed to the effect of changes in state taxes.  The effective tax rate used in the 2010 first quarter is based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash used in operating activities was $0.5 million in the 2010 first quarter as compared to $1.1 million in the 2009 first quarter.  Net cash used in operating activities in the 2010 first quarter includes $0.5 million of cash generated from the liquidation of short-term investments as compared to $2.0 million of cash generated from a reduction of Griffin’s short-term investments in the 2009 first quarter.  Excluding the reductions of short-term investments in each period, Griffin had net cash used in operating activities of $1.0 million in the 2010 first quarter as compared to $3.2 million in the 2009 first quarter.  The lower usage of cash in the 2010 first quarter as compared to the 2009 first quarter principally reflects a smaller increase in inventory and a greater reduction in accounts receivable at Imperial in the 2010 first quarter as compared to the 2009 first quarter.  The increase in inventory during the 2009 first quarter includes inventory at Imperial’s Florida farm, which Imperial closed during the 2009 third quarter.

In the 2010 first quarter, Griffin had net cash of $5.9 million used in investing activities as compared to net cash of $2.0 million used in investing activities in the 2009 first quarter.  The net cash used in investing activities in the 2010 first quarter principally reflects the $5.4 million paid for the acquisition of the fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania.  The total purchase price of the building was $6.4 million, with $1.0 million paid in the 2009 fourth quarter.  Additions to real estate held for sale or lease were $0.4 million during the 2010 first quarter and additions to property and equipment were less than $0.1 million during the 2010 first quarter.

Net cash provided by financing activities was $3.7 million in the 2010 first quarter as compared to net cash of $1.2 million used in financing activities in the 2009 first quarter.  The net cash provided by financing activities in the 2010 first quarter includes $4.5 million of proceeds from new borrowings, comprised of $4.3 million from a new nonrecourse mortgage with NewAlliance Bank on the 120,000 square foot industrial building acquired in Pennsylvania and $0.2 million from the final borrowings under the construction to permanent mortgage loan with Berkshire Bank.  The new mortgage with NewAlliance Bank has a fixed interest rate of 6.5% and a ten-year term with payments based on a twenty-five year amortization schedule.  In addition, Griffin received $0.1 million of cash from the exercise of stock options.  The proceeds from debt and cash received from the exercise of stock options were partially offset by a $0.5 million dividend payment on Griffin’s common stock, $0.3 million for payments of principal on Griffin Land’s nonrecourse mortgages and $0.1 million of debt issuance costs.

As of February 27, 2010, the entire balance of Griffin’s 6.08% nonrecourse mortgage due January 1, 2013 ($7.4 million) is included in the current portion of long-term debt.  Griffin has classified this mortgage as current because, for the twelve month period ending December 31, 2010, Griffin expects that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage (the “debt service coverage covenant”) will be less than the 1.25 required under the mortgage.  The debt service coverage covenant for the twelve months ended December 31, 2009 was waived by the bank as Griffin would not have been in compliance at that measurement date.  Griffin currently expects to obtain a waiver from the bank for the debt service coverage covenant for the twelve months ending December 31, 2010, prior to that date, although there can be no such assurance that the bank will grant such a waiver.

On March 17, 2010, Griffin Land completed the purchase of approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania.  The land was purchased for approximately $1.8 million, before acquisition expenses, and is located in a major industrial area in the Lehigh Valley.  The land acquired has approvals for the development of two industrial buildings totaling approximately 530,000 square feet.  This transaction, along with the purchase of the 120,000 square foot industrial building in nearby Breinigsville, Pennsylvania are Griffin’s first real estate acquisitions outside of the Hartford, Connecticut market, where Griffin Land’s core real estate holdings are located.

In the near-term, Griffin plans to continue to invest in its real estate business, including expenditures to build out interiors of its buildings as leases are completed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of properties outside of the Hartford, Connecticut market.  Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of Griffin Land’s currently vacant space is leased.

Griffin’s payments (including principal and interest) under contractual obligations as of February 27, 2010 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$90.1	$5.7	$18.0	$9.9	$56.5
Revolving Line of Credit	2.5	-	2.5	-	-
Capital Lease Obligations	0.1	0.1	-	-	-
Operating Lease Obligations	0.8	0.2	0.5	0.1	-
Purchase Obligations (1)	0.8	0.8	-	-	-
Other (2)	2.3	-	-	-	2.3
	$96.6	$6.8	$21.0	$10.0	$58.8

(1)	Includes obligations for the purchase of plants and raw materials by Imperial and for master planning of Griffin Land’s industrial properties.
(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of February 27, 2010, Griffin had cash and cash equivalents of approximately $6.4 million and Griffin also expects to receive an income tax refund of approximately $6.3 million in the second half of fiscal 2010.  Management believes that its cash and cash equivalents, expected income tax refund and borrowing capacity under its $10 million credit line are sufficient to meet Griffin’s seasonal working capital requirements, the continued investment in Griffin’s real estate assets and the payment of quarterly dividends on its common stock.  Griffin may also continue to seek other nonrecourse mortgage placements on its properties.  Griffin Land’s real estate portfolio currently includes seven buildings aggregating approximately 750,000 square feet that are not mortgaged.  Griffin also expects to continue to seek to purchase either or both land and buildings in markets outside of the Hartford, Connecticut area.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of currently vacant space, construction of additional facilities in the real estate business, the ability to obtain additional mortgage financing, development of the 51 acre land parcel recently acquired, the expected income tax refund and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  Griffin’s mortgage interest rates are described in Note 8 to the unaudited consolidated financial statements included in Item 1.

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  As of February 27, 2010, Griffin had $22.9 million of variable rate debt outstanding, including $20.4 million for which Griffin had entered into interest rate swap agreements which effectively fixes the interest rate on that debt.  Because the remaining variable rate debt includes a provision establishing a minimum interest rate, a 1% increase in the benchmark interest rate on which the variable rate debt is based upon would not have increased Griffin’s interest expense.

Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin’s cash equivalents.  These investments generally consist of money market securities that are not significantly exposed to interest rate risk.

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

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 28, 2009.

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

10.39	$10,000,000 Promissory Note (Revolving Line of Credit) dated February 27, 2009 (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)

10.40	Loan and Security Agreement dated July 9, 2009 between Griffin Land & Nurseries, Inc. and People’s United Bank (incorporated by reference to Form 10-Q dated August 29, 2009, filed October 8, 2009)

10.41	$10,500,000 Promissory Note dated July 9, 2009 (incorporated by reference to Form 10-Q dated August 29, 2009, filed October 8, 2009)

10.42 *	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank

10.43 *	$4,300,000 Promissory Note dated January 27, 2010

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

BY: /s/ FREDERICK M. DANZIGER
Date: April 8, 2010	Frederick M. Danziger
President and Chief Executive Officer

BY: /s/ ANTHONY J. GALICI
Date: April 8, 2010	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer