Form 10-Q
period 2010-05-29
GRIFFIN LAND & NURSERIES INC
filed 2010-07-07
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 29, 2010

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

Number of shares of Common Stock outstanding at June 30, 2010: 5,104,436

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 and 26 Weeks Ended May 29, 2010 and May 30, 2009	3

		Consolidated Balance Sheets (unaudited)
		May 29, 2010 and November 28, 2009	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		26 Weeks Ended May 29, 2010 and May 30, 2009	5

		Consolidated Statements of Cash Flows (unaudited)
		26 Weeks Ended May 29, 2010 and May 30, 2009	6

		Notes to Consolidated Financial Statements (unaudited)	7-21

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	22-33

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	33

	ITEM 4	Controls and Procedures	34

PART II -		OTHER INFORMATION

	ITEM 1	Not Applicable

	ITEM 1A	Risk Factors	35

	ITEMS 2-5	Not Applicable

	ITEM 6	Exhibits	35-37

		SIGNATURES	38

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Landscape nursery net sales and other revenue	$10,868	$15,568	$11,147	$16,017
Rental revenue and property sales	4,623	4,140	9,150	8,324
Total revenue	15,491	19,708	20,297	24,341

Costs of landscape nursery sales and other revenue	9,620	14,295	9,939	14,714
Costs related to rental revenue and property sales	3,147	2,851	6,664	6,329
Total costs of goods sold and costs related to rental revenue and property sales	12,767	17,146	16,603	21,043

Gross profit	2,724	2,562	3,694	3,298

Selling, general and administrative expenses	2,912	3,329	5,886	6,129
Operating loss	(188)	(767)	(2,192)	(2,831)
Interest expense	(1,141)	(818)	(2,182)	(1,626)
Investment income	70	77	174	124
Loss before income tax benefit	(1,259)	(1,508)	(4,200)	(4,333)
Income tax benefit	474	535	1,571	1,538
Net loss	$(785)	$(973)	$(2,629)	$(2,795)

Basic net loss per common share	$(0.15)	$(0.19)	$(0.52)	$(0.55)

Diluted net loss per common share	$(0.15)	$(0.19)	$(0.52)	$(0.55)

See Notes to Consolidated Financial Statements.

Griffin  Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	May 29, 2010	November 28, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,960	$9,149
Trading securities - short-term investments, net	-	454
Accounts receivable, less allowance of $302 and $187	7,140	2,681
Income taxes receivable	6,342	6,336
Inventories, net	15,559	19,573
Deferred income taxes	71	143
Other current assets	2,173	3,645
Total current assets	35,245	41,981
Real estate held for sale or lease, net	134,159	128,311
Available for sale securities - Investment in Centaur Media plc	3,623	4,615
Property and equipment, net	2,542	2,730
Deferred income taxes	951	-
Other assets	11,730	11,099
Total assets	$188,250	$188,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$8,758	$1,532
Accounts payable and accrued liabilities	4,923	3,667
Deferred revenue	783	1,249
Total current liabilities	14,464	6,448
Long-term debt	57,611	61,066
Deferred income taxes	-	1,050
Other noncurrent liabilities	5,418	5,426
Total liabilities	77,493	73,990

Commitments and contingencies (Note 11)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,491,402 and 5,479,402 shares issued,
respectively, and 5,104,436 and 5,092,436 shares outstanding, respectively	55	55
Additional paid-in capital	105,171	104,849
Retained earnings	18,692	22,342
Accumulated other comprehensive income, net of tax	265	926
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)
Total stockholders' equity	110,757	114,746
Total liabilities and stockholders' equity	$188,250	$188,736

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Twenty-Six Weeks Ended May 29, 2010 and May 30, 2009
(dollars in thousands)
(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Loss
Balance at November 29, 2008	5,455,382	$55	$103,997	$29,888	$646	$(13,426)	$121,160

Exercise of stock options	10,047	-	132	-	-	-	132

Stock-based compensation
expense	-	-	181	-	-	-	181

Dividends declared, $0.20 per
share	-	-	-	(1,016)	-	-	(1,016)

Net loss	-	-	-	(2,795)	-	-	(2,795)	$(2,795)

Other comprehensive income,
from cash flow hedging
transaction, net of tax	-	-	-	-	37	-	37	37

Other comprehensive loss
from Centaur Media plc,
net of tax	-	-	-	-	(249)	-	(249)	(249)

Balance at May 30, 2009	5,465,429	$55	$104,310	$26,077	$434	$(13,426)	$117,450	$(3,007)

Balance at November 28, 2009	5,479,402	$55	$104,849	$22,342	$926	$(13,426)	$114,746

Exercise of stock options	12,000	-	136	-	-	-	136

Stock-based compensation
expense	-	-	186	-	-	-	186

Dividend declared, $0.20 per
share	-	-	-	(1,021)	-	-	(1,021)

Net loss	-	-	-	(2,629)	-	-	(2,629)	$(2,629)

Other comprehensive loss
from cash flow hedging
transactions, net of tax	-	-	-	-	(16)	-	(16)	(16)

Other comprehensive loss
from Centaur Media plc,
net of tax	-	-	-	-	(645)	-	(645)	(645)

Balance at May 29, 2010	5,491,402	$55	$105,171	$18,692	$265	$(13,426)	$110,757	$(3,290)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 26 Weeks Ended,
	May 29, 2010	May 30, 2009
Operating activities:
Net loss	$(2,629)	$(2,795)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	3,546	3,233
Deferred income taxes	(1,571)	(1,538)
Stock-based compensation expense	186	181
Amortization of debt issuance costs	138	84
Provision for bad debts	2	48
Income from equity investment	(2)	(7)
Provision for inventory losses	-	704
Change in unrealized gains on trading securities	-	78
Changes in assets and liabilities:
Short-term investments	454	8,093
Accounts receivable	(4,461)	(8,687)
Inventories	4,014	3,334
Income tax receivable	(6)	16
Other current assets	1,472	1,819
Accounts payable and accrued liabilities	870	713
Deferred revenue	(668)	(597)
Other noncurrent assets and noncurrent liabilities, net	(1,051)	(518)
Net cash provided by operating activities	294	4,161

Investing activities:
Building acquisition	(5,440)	-
Additions to real estate held for sale or lease	(2,735)	(8,105)
Additions to property and equipment	(96)	(28)
Net cash used in investing activities	(8,271)	(8,133)

Financing activities:
Proceeds from debt	4,524	11,785
Dividends paid to stockholders	(1,019)	(1,016)
Payments of debt	(753)	(8,068)
Exercise of stock options	136	132
Debt issuance costs	(100)	(560)
Net cash provided by financing activities	2,788	2,273
Net decrease in cash and cash equivalents	(5,189)	(1,699)
Cash and cash equivalents at beginning of period	9,149	4,773
Cash and cash equivalents at end of period	$3,960	$3,074

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands unless otherwise noted, except per share data)
(unaudited)

1.      Summary of Significant Accounting Policies

           Basis of Presentation

The accompanying unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “ Interim Reporting.”

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

The results of operations for the thirteen weeks ended May 29, 2010 (the “2010 second quarter”) and the twenty-six weeks ended May 29, 2010 (the “2010 six month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended May 30, 2009 is referred to herein as the “2009 second quarter” and the twenty-six weeks ended May 30, 2009 is referred to herein as the “2009 six month period.”

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures,” which requires new disclosures and provides clarification of existing disclosures about fair value measurements.  More specifically, this update will require: (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  In the 2010 second quarter, Griffin adopted the guidance regarding the enhanced disclosure requirements.  The guidance regarding the disclosures about purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Griffin does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

2.      Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the landscape nursery and real estate segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Total net sales and other revenue:
Landscape nursery net sales and other revenue	$10,868	$15,568	$11,147	$16,017
Rental revenue and property sales	4,623	4,140	9,150	8,324
	$15,491	$19,708	$20,297	$24,341
Operating (loss) profit:
Landscape nursery	$33	$(198)	$(750)	$(1,048)
Real estate	876	572	836	578
Industry segment totals	909	374	86	(470)
General corporate expense	(1,097)	(1,141)	(2,278)	(2,361)
Operating loss	(188)	(767)	(2,192)	(2,831)
Interest expense	(1,141)	(818)	(2,182)	(1,626)
Investment income	70	77	174	124
Loss before income tax benefit	$(1,259)	$(1,508)	$(4,200)	$(4,333)

Identifiable assets:	May 29, 2010	November 28, 2009
Landscape nursery	$29,525	$28,238
Real estate	145,543	139,681
Industry segment totals	175,068	167,919
General corporate	13,182	20,817
Total assets	$188,250	$188,736

The real estate segment had no revenue from property sales in either the 2010 six month period or the 2009 six month period.  Included in other revenue of the landscape nursery segment in the 2010 second quarter and 2010 six month period is $122 and $244, respectively, of revenue from the rental of Imperial’s Florida farm. Imperial shut down its operations on its Florida farm in the 2009 third quarter.  The landscape nursery segment had no rental revenue in the 2009 six month period.

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 liabilities include Griffin’s two interest rate swap derivatives (see Note 8).  The fair values of Griffin’s interest rate swap derivative instruments are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data.  As these inputs are readily available in public markets or can be derived from information available in publicly quoted markets, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

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

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.  As of May 29, 2010, Griffin’s consolidated balance sheet includes acquired intangible assets related to the building acquisition in Breinigsville, Pennsylvania.  These intangible assets are comprised of the value of the in-place lease and the associated tenant relationship.  Griffin derived these values based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the lease up of vacant space and other data contained in the independent appraisal.  Therefore, Griffin categorized the acquired intangible assets related to this transaction as Level 3 within the fair value hierarchy.  As of November 28, 2009, Griffin’s financial statements did not include any Level 3 assets or liabilities.

During the 2010 six month period, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2.  The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	May 29, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$3,623	$-	$-

Interest rate swap liabilities	$-	$(797)	$-

	November 28, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities	$454	$-	$-

Available-for-sale securities	$4,615	$-	$-

Interest rate swap liabilities	$-	$(770)	$-

           The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	May 29, 2010		November 28, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$3,960	$3,960	$9,149	$9,149
Trading securities	-	-	454	454
Available-for-sale securities	3,623	3,623	4,615	4,615

Financial liabilities:
Revolving line of credit	$2,500	$2,500	$2,500	$2,500
Mortgage debt	63,806	64,251	60,002	59,508
Interest rate swaps	797	797	770	770

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

At May 29, 2010 and November 28, 2009, the fair values of Griffin’s fixed rate mortgages were $43.9 million and $39.3 million, respectively.  The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for similar loans.

The fair values of Griffin’s nonfinancial assets related to the building acquisition in Breinigsville, Pennsylvania on January 8, 2010, the acquisition date, are listed below.  There were no liabilities assumed in connection with this acquisition.  These assets were initially recorded at fair value but will not be re-measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Real estate held for lease	$-	$5,381	$-

Intangible assets	$-	$-	$1,019

4.      Inventories

Inventories consist of:

	May 29, 2010	November 28, 2009

Nursery stock	$14,181	$17,999
Materials and supplies	1,378	1,574
	$15,559	$19,573

As a result of the shutdown of Imperial’s Florida farm in fiscal 2009, all of Imperial’s inventory as of May 29, 2010 and November 28, 2009 is at Imperial’s Connecticut farm and field liner beds located nearby that farm.

5.      Real Estate Assets

Building and Undeveloped Land Acquisitions

On January 8, 2010, Griffin Land closed on the purchase of an approximate 120,000 square foot industrial building in Breinigsville, Pennsylvania.  The building was acquired from the bankruptcy estate of the previous owner of the building.  Griffin Land paid $6.4 million in cash for the building, including approximately $1.0 million paid as a deposit in the 2009 fourth quarter.  The building is located in a major industrial area of Pennsylvania’s Lehigh Valley and is currently under a full building lease to Olympus Corporation of the Americas (“Olympus”).  Griffin Land incurred approximately $0.3 million of acquisition costs on the purchase of this building, which are included in selling, general and administrative expenses on Griffin’s consolidated statement of operations for the 2010 six month period.  Subsequent to the purchase of this building, Griffin Land completed a lease amendment with Olympus that extends the lease term through 2025.  On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage on this building (see Note 8).  This is Griffin Land’s first real estate purchase outside of the Hartford, Connecticut market, where Griffin Land’s core real estate holdings are located.

Based on an independent appraisal of the building acquired, Griffin determined that the fair value of the assets acquired approximated the purchase price.  Of the $6.4 million purchase price, approximately $5.4 million represented the fair value of the real estate held for lease and approximately $1.0 million represented the fair value of the acquired intangible assets, comprised of the value of the in-place lease at the time of purchase and a tenant relationship intangible asset.  The intangible assets are included in other assets on Griffin’s consolidated balance sheet.

On March 17, 2010, Griffin Land closed on the purchase of approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania.  The undeveloped land was acquired from the bankruptcy estate of the sole owner of the property.  The purchase price was $1.8 million plus acquisition expenses, with approximately $0.3 million paid as a deposit in the 2009 fourth quarter.  The undeveloped land is located in a major industrial area of Pennsylvania’s Lehigh Valley and has approvals for the development of two industrial buildings totaling approximately 530,000 square feet.

Real estate held for sale or lease consists of:

		May 29, 2010
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$10,952	$12,586
Land improvements	10 to 30 years	691	13,302	13,993
Buildings and improvements	10 to 40 years	-	127,832	127,832
Tenant improvements	Shorter of useful life or terms of related lease	-	13,668	13,668
Development costs		6,868	4,821	11,689
		9,193	170,575	179,768
Accumulated depreciation		-	(45,609)	(45,609)
		$9,193	$124,966	$134,159

		November 28, 2009
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$8,048	$9,682
Land improvements	10 to 30 years	691	12,952	13,643
Buildings and improvements	10 to 40 years	-	124,603	124,603
Tenant improvements	Shorter of useful life or terms of related lease	-	12,538	12,538
Development costs		6,720	4,270	10,990
		9,045	162,411	171,456
Accumulated depreciation		-	(43,145)	(43,145)
		$9,045	$119,266	$128,311

Included in real estate held for lease as of May 29, 2010 and November 28, 2009 was $2,618 and $2,786, respectively, reflecting the net book value of Imperial’s Florida farm that was shut down in fiscal 2009 and is being leased to another landscape nursery grower.

Total depreciation expense related to real estate held for sale or lease was $1,498 and $1,184 in the 2010 and 2009 second quarters, respectively, and $2,937 and $2,371 in the 2010 and 2009 six month periods, respectively.  There was no capitalized interest in the 2010 six month period and capitalized interest of $61 and $81 in the 2009 second quarter and six month periods, respectively.

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

	Cost	Fair Value
U.S. Treasury securities	$453	$454

Investment income in the 2010 and 2009 second quarters and the 2010 and 2009 six month periods consists of:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009

Interest and dividend income	$68	$64	$172	$87
Net realized gains on the sales of short-term investments	-	22	-	108
Change in unrealized gains on short-term investments	-	(16)	-	(78)
Other investment income	2	7	2	7
	$70	$77	$174	$124

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

As of May 29, 2010, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $946 and $3,623, respectively.  As of November 28, 2009, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $1,938 and $4,615, respectively.

7.      Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	May 29, 2010	November 28, 2009
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,842	1,842
Machinery and equipment	3 to 20 years	11,920	11,824
		15,760	15,664
Accumulated depreciation		(13,218)	(12,934)
		$2,542	$2,730

Griffin did not incur any new capital lease obligations in either the 2010 six month period or the 2009 six month period.

8.      Long-Term Debt

Long-term debt includes:

	May 29, 2010	November 28, 2009
Nonrecourse mortgages:
6.08%, due January 1, 2013	$7,305	$7,419
6.30%, due May 1, 2014	715	792
5.73%, due July 1, 2015	19,930	20,097
8.13%, due April 1, 2016	4,683	4,814
7.0%, due October 1, 2017	6,542	6,636
Variable rate mortgage, due February 1, 2019*	11,949	11,776
Variable rate mortgage, due July 1, 2019*	8,401	8,468
6.5%, due January 27, 2020	4,281	-
Total nonrecourse mortgages	63,806	60,002
Revolving line of credit	2,500	2,500
Capital leases	63	96
Total	66,369	62,598
Less: current portion	(8,758)	(1,532)
Total long-term debt	$57,611	$61,066

* Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage with NewAlliance Bank.  This mortgage is collateralized by the 120,000 square foot industrial building in Breinigsville, Pennsylvania that was acquired in the 2010 first quarter.  This mortgage has a ten-year term and a fixed interest rate of 6.5% with monthly principal and interest payments that started on March 1, 2010, based on a twenty-five year amortization schedule.

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

Through January 31, 2010, the Berkshire Bank Loan functioned as a construction loan, with Griffin Land drawing funds as construction on the new warehouse progressed.  The interest rate during that period was the greater of 2.75% above the thirty day LIBOR rate or 4%.  Payments during that period were for interest only.  On February 1, 2010, the Berkshire Bank Loan converted to a nine-year nonrecourse mortgage collateralized by the new warehouse facility, with monthly payments of principal and interest that started on March 1, 2010 based on a twenty-five year amortization schedule.  On February 1, 2010, the interest rate on the Berkshire Bank Loan converted to the thirty day LIBOR rate plus 2.75%.

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

In the 2009 third quarter, Griffin entered into an interest rate swap agreement in connection with a nonrecourse mortgage on four industrial buildings in Tradeport that Griffin also entered into at that time. Griffin accounts for both of its interest rate swap agreements as effective cash flow hedges (see Note 3).  No ineffectiveness on the cash flow hedges was recognized as of May 29, 2010 and none is anticipated over the term of the agreements.  Amounts in accumulated other comprehensive income will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  Neither of the interest rate swap agreements contains any credit risk related contingent features.  For the 2010 six month period, Griffin recognized a loss of $27 (included in other comprehensive loss), before taxes, on its interest rate swap agreements.  As of May 29, 2010, $90 is expected to be reclassified over the next twelve months from other comprehensive income to interest expense.  As of May 29, 2010, the liability for Griffin’s interest rate swap agreements was $797 and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.

On February 27, 2009, Griffin closed on a $10 million Revolving Line of Credit with Doral Bank (the “Credit Line”) that has a term of two years, but may be extended for an additional year by Griffin.  The Credit Line is collateralized by several of Griffin Land’s buildings in Griffin Center and Griffin Center South.  The interest rate on the Credit Line is the greater of the prime rate plus 1.5% or 6.88%.  As of May 29, 2010, the prime rate was 3.25%.  Griffin is using this facility for seasonal working capital needs, to supplement cash flow from operations and for general corporate purposes.  As of May 29, 2010 and November 28, 2009, there was $2.5 million outstanding on the Credit Line.

As of May 29, 2010, the entire balance of Griffin’s 6.08% nonrecourse mortgage due January 1, 2013 ($7.3 million) is included in the current portion of long-term debt.  Griffin has classified this mortgage as current because, for the twelve month period ending December 31, 2010, Griffin expects that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage (the “debt service coverage covenant”) will be less than the 1.25 required under the mortgage.  The debt service coverage covenant for the twelve months ended December 31, 2009 was waived by the bank as Griffin would not have been in compliance at that measurement date.  Griffin currently expects to obtain a waiver from the bank for the debt service coverage covenant for the twelve months ending December 31, 2010, prior to that date, although there can be no such assurance that the bank will grant such a waiver.

9.      Stockholders’ Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009

Net loss as reported for computation
of basic and diluted per share results	$(785)	$(973)	$(2,629)	$(2,795)

Weighted average shares outstanding for
computation of basic per share results	5,103,000	5,077,000	5,101,000	5,075,000

Incremental shares from assumed exercise
of Griffin stock options (a)	-	-	-	-

Weighted average shares outstanding for
computation of diluted per share results	5,103,000	5,077,000	5,101,000	5,075,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  The incremental shares from the assumed exercise of stock options in the thirteen and twenty-six weeks ended May 29, 2010 would have been 19,000 and 20,000, respectively.  The incremental shares from the assumed exercise of stock options in the thirteen and twenty-six weeks ended May 30, 2009 would have been 34,000 and 37,000, respectively.

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

Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at May 29, 2010 may be exercised as stock appreciation rights.

There were 8,202 and 70,263 stock options granted during the 2010 and 2009 six month periods, respectively.  The fair value of the stock options granted during the 2010 six month period was $13.48 each.  The fair values of the stock options granted during the 2009 six month period were $14.88 for 22,500 options, $14.40 for 22,500 options, $10.54 for 15,000 options, $13.02 for 8,514 options and $15.53 for 1,749 options.  The fair values of all options granted were estimated as of each grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2010 and 2009 six month periods were as follows:

	For the 26 Weeks Ended,
	May 29, 2010	May 30, 2009
Expected volatility	42.3%	37.7% to 43.5%
Risk free interest rate	3.0%	1.6% to 2.7%
Expected option term	8.5 years	5 to 8.5 years
Annual dividend yield	$0.40	$0.40

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 26 Weeks Ended,
	May 29, 2010		May 30, 2009
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	71,133	$17.61	89,368	$15.56
Exercised	(12,000)	$11.35	(10,047)	$13.20
Vested	3,528	$34.00	3,156	$38.00
Granted and vested	-	$-	1,749	$34.30
Outstanding at end of period	62,661	$19.73	84,226	$17.07

Range of Exercise Prices for Vested Options	Outstanding at May 29, 2010	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$11.00-$14.00	26,544	$12.50	1.1	$390	$124
$15.00-$18.00	15,322	$16.80	1.3	159	98
$24.00-$39.00	20,795	$31.11	6.3	13	328
	62,661	$19.73	2.9	$562	$550

	For the 26 Weeks Ended,
	May 29, 2010		May 30, 2009
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	101,377	$32.84	40,684	$33.66
Granted	8,202	$29.25	68,514	$32.46
Vested	(3,528)	$34.00	(3,156)	$38.00
Nonvested at end of period	106,051	$32.52	106,042	$32.76

Range of Exercise Prices for Nonvested Options	Outstanding at May 29, 2010	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$28.00-$31.00	21,051	$29.17	8.8	$-	$291
$33.00-$35.00	85,000	$33.36	8.4	-	1,187
	106,051	$32.52	8.4	$-	$1,478

Number of option holders at May 29, 2010	21

Compensation expense for stock options recognized in the 2010 second quarter and 2010 six month period was $94 and $186, respectively, with related tax benefits of $24 and $47, respectively.  Compensation expense for stock options recognized in the 2009 second quarter and 2009 six month period was $93 and $181 respectively, with related tax benefits of $22 and $48, respectively.  As of May 29, 2010, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2010	$ 196
Fiscal 2011	$ 318
Fiscal 2012	$ 164
Fiscal 2013	$ 56
Fiscal 2014	$ 7

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income in the 2010 and 2009 six month periods consist of the following:

	For the 26 Weeks Ended,
	May 29, 2010	May 30, 2009

Balance at beginning of period	$926	$646
(Decrease) increase in fair value of Centaur Media, due to exchange (loss) gain,
net of taxes of ($180) and $50, respectively	(334)	94
Decrease in fair value of Centaur Media, net of taxes of ($167)
and ($185), respectively	(311)	(343)
(Increase) decrease in value of cash flow hedges, net of taxes of $11
and ($20), respectively	(16)	37
Balance at end of period	$265	$434

Accumulated other comprehensive income is comprised of the following:

	May 29, 2010	November 28, 2009
Unrealized gain on investment in Centaur Media plc	$636	$1,281
Unrealized loss on cash flow hedges	(502)	(486)
Actuarial gain on postretirement benefit plan	131	131
	$265	$926

Cash Dividends

In both the 2010 and 2009 six month periods, Griffin declared two cash dividends of $0.10 per common share each.

10.      Supplemental Financial Statement Information

Supplemental Cash Flow Information

The decreases of $992 and $384, respectively, in the 2010 and 2009 six-month periods in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at May 29, 2010 and November 28, 2009 were $899 and $515, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease increased by $384 and $4,002 in the 2010 six month period and 2009 six month period, respectively.

As of May 29, 2010, included in Griffin’s accrued liabilities is a dividend payable of $511 reflecting a dividend on Griffin’s common stock declared prior to the end of the 2010 second quarter that was paid subsequent to the end of Griffin’s 2010 second quarter.  As of November 28, 2009, Griffin’s accrued liabilities included $509 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2009 and paid in the 2010 first quarter.

Interest payments, net of capitalized interest, were $1,062 and $869 in the 2010 and 2009 second quarters, respectively, and $1,974 and $1,678 in the 2010 and 2009 six month periods, respectively.

Income Taxes

Griffin’s effective income tax rate was 37.4% for the 2010 six month period as compared to 35.5% for the 2009 six month period.  The effective tax rate used in the 2010 six month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

An increase to deferred tax assets of $347 in the 2010 six month period relates to the mark to market adjustment on Griffin’s investment in Centaur Media.  An increase to deferred tax assets of $11 in the 2010 six month period relates to the fair value adjustment of Griffin’s cash flow hedges.  A decrease to deferred tax liabilities of $115 in the 2009 six month period relates to the mark to market adjustment on Griffin’s investment in Centaur Media and to the fair value adjustment of a cash flow hedge that was entered into in the 2009 first quarter.  These increases and decreases to deferred income taxes are included as charges and credits, respectively, in Griffin’s other comprehensive loss for the 2010 and 2009 six month periods.

As of May 29, 2010, Griffin’s consolidated balance sheet includes a net current deferred tax asset of $71 and a net noncurrent deferred tax asset of $951.  Although Griffin has incurred pretax losses for the fiscal years ended November 29, 2008 and November 28, 2009 and has also incurred a pretax loss in the 2010 six month period, management has concluded that a valuation allowance against those net deferred tax assets is not required.

Postretirement Benefits

Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Griffin’s postretirement benefits program is unfunded, with benefits to be paid from Griffin's general assets.  Griffin’s contributions to its postretirement benefits program were $2 each in the 2010 and 2009 six month periods with an expected contribution of $5 for the fiscal 2010 full year.  The components of Griffin's postretirement benefits expense are immaterial for all periods presented.

11.      Commitments and Contingencies

As of May 29, 2010, Griffin had committed purchase obligations of $1.0 million, principally for the purchase of plants and raw materials by Imperial and for construction of tenant improvements related to recently signed leases at Griffin Land.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters are not expected to be material, individually or in the aggregate, to Griffin’s consolidated financial position, results of operations or cash flows.

12.      Subsequent Events

In accordance with FASB ASC 855 “Subsequent Events,” Griffin has evaluated all events or transactions occurring after May 29, 2010, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the second quarter and six month period ended May 29, 2010, other than the disclosures herein.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and twenty-six weeks ended May 29, 2010 are consistent with those used by Griffin to prepare its fiscal 2009 financial statements.

Summary

Griffin incurred a net loss of $0.8 million for the thirteen weeks ended May 29, 2010 (the “2010 second quarter”) as compared to a net loss of $1.0 million for the thirteen weeks ended May 30, 2009 (the “2009 second quarter”).  The lower net loss in the 2010 second quarter principally reflects a decrease of approximately $0.6 million in the operating loss incurred by Griffin in the 2010 second quarter as compared to the 2009 second quarter partially offset by an increase of approximately $0.3 million in interest expense.  Griffin’s lower operating loss reflects an increase of approximately $0.3 million in operating profit at Griffin Land and essentially break-even operating results at Imperial in the 2010 second quarter as compared to an operating loss of $0.2 million at Imperial in the 2009 second quarter.  The higher operating profit at Griffin Land in the 2010 second quarter as compared to the 2009 second quarter principally reflects higher rental revenue from an increase in leased space in the current quarter as compared to the prior year quarter.  The improved operating results at Imperial principally reflect a decrease in Imperial’s selling, general and administrative expenses.  The higher interest expense in the 2010 second quarter as compared to the 2009 second quarter reflects a higher level of debt in the 2010 second quarter as a result of new borrowings used to finance Griffin Land’s construction of a new building and to finance Griffin Land’s acquisition of a building.  The occupancy of these two buildings contributed significantly to the increase in space being leased in the current quarter over the prior year quarter.

Griffin incurred a net loss of $2.6 million for the twenty-six weeks ended May 29, 2010 (the “2010 six month period”) as compared to a net loss of $2.8 million for the twenty-six weeks ended May

30, 2009 (the “2009 six month period”).  The lower net loss in the 2010 six month period principally reflects a decrease of approximately $0.6 million in the operating loss incurred by Griffin and slight increases in investment income and Griffin’s income tax benefit in the 2010 six month period as compared to the 2009 six month period partially offset by an increase of approximately $0.6 million in interest expense.  Griffin’s lower operating loss reflects a decrease of approximately $0.3 million in the operating loss incurred by Imperial, an increase of approximately $0.2 million in operating profit at Griffin Land and a decrease of approximately $0.1 million in general corporate expense.  The lower operating loss at Imperial principally reflects a decrease in Imperial’s selling, general and administrative expenses.  The higher operating profit at Griffin Land principally reflects higher rental revenue from its leasing operations.  The lower general corporate expense was due to timing.  The higher interest expense in the 2010 six month period as compared to the 2009 six month period reflects a higher level of debt in the 2010 six month period as a result of new borrowings used to finance Griffin Land’s construction of a new building in fiscal 2009 and to finance Griffin Land’s acquisition of a building in the 2010 first quarter.  The occupancy of these two buildings contributed significantly to the increase in leased space in the current six month period over the prior year six month period.

Results of Operations

Thirteen Weeks Ended May 29, 2010 Compared to the Thirteen Weeks Ended May 30, 2009

Griffin’s consolidated total revenue decreased from $19.7 million in the 2009 second quarter to $15.5 million in the 2010 second quarter due principally to a $4.7 million decrease in revenue at Imperial partially offset by a $0.5 million increase in revenue at Griffin Land.

Total revenue at Griffin Land increased from $4.1 million in the 2009 second quarter to $4.6 million in the 2010 second quarter.  The increase of $0.5 million was due entirely to an increase in rental revenue, reflecting: (a) approximately $0.6 million of rental revenue from leasing much of the new space in Griffin Land’s real estate portfolio, comprised of the 304,000 square foot building in Tradeport that was completed and placed in service in the 2009 third quarter (257,000 square feet of which is currently under a ten-year lease pursuant to which the current tenant is required to lease the balance of the building no later than August 2014, the beginning of the sixth year of the lease) and the 120,000 square foot industrial building in Breinigsville, Pennsylvania acquired during the 2010 first quarter; (b) approximately $0.2 million of rental revenue from leasing previously vacant space subsequent to the end of the 2009 second quarter; partially offset by (c) an approximately $0.3 million reduction in rental revenue as a result of leases that expired subsequent to the 2009 second quarter and were not renewed.

As a result of the weakened economy, market activity for industrial space was soft throughout fiscal 2009 and, for industrial space, has remained weak through the 2010 second quarter.  Market activity for office space was also weak throughout fiscal 2009, although there was an increase in leasing activity at Griffin Land’s office properties this year.  Through the second quarter of this year, Griffin Land entered into three new leases for a total of approximately 65,000 square feet of previously vacant office space.   Rental revenue of approximately $0.1 million from one of these new leases was reflected in the 2010 second quarter whereas rental revenue from the other two new leases will begin in the 2010 third quarter.  Subsequent to the end of the second quarter, Griffin Land entered into an additional lease for approximately 12,000 square feet of previously vacant office space.  That lease is expected to become effective in the 2010 fourth quarter.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of May 29, 2010	2,540,000	2,067,000	81%
As of November 28, 2009	2,420,000	1,893,000	78%
As of May 30, 2009	2,116,000	1,636,000	77%

Griffin Land’s total square footage and square footage leased at the end of the 2010 second quarter was higher than the comparable amounts at year end 2009 due principally to the purchase of a 120,000 square foot fully leased industrial building located in Breinigsville, Pennsylvania in the 2010 first quarter.  The increase in total square footage and square footage leased at the end of the 2010 second quarter as compared to the end of the 2009 second quarter principally reflects: (i) the construction, completed in the 2009 third quarter, of a 304,000 square foot built-to-suit warehouse facility in New England Tradeport (“Tradeport”), Griffin Land’s industrial park in Windsor and East Granby, Connecticut, of which 257,000 is currently leased; and (ii) the acquisition during the 2010 first quarter of a 120,000 square foot fully leased industrial building in Breinigsville, Pennsylvania.

Griffin Land had no property sales revenue in either the 2010 or the 2009 second quarters.  Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial decreased from $15.6 million in the 2009 second quarter to $10.9 million in the 2010 second quarter.  Imperial’s landscape nursery business is highly seasonal, with second quarter sales historically comprising a majority of its annual sales.  The decrease in total net sales and other revenue at Imperial reflects the closure of Imperial’s Florida farm in the third quarter last year.  The Florida farm is currently leased to another grower.  As a result of the Florida farm’s closure, Imperial’s 2010 second quarter includes no net sales from the Florida farm but does include other revenue of $0.1 million from leasing that facility, whereas the 2009 second quarter included $6.2 million of net sales from the Florida farm as Imperial liquidated most of the farm’s inventory prior to its closure.  The lack of net sales from Imperial’s Florida farm in the 2010 second quarter resulted in only a $0.2 million reduction in Imperial’s gross profit in the 2010 second quarter as compared to the 2009 second quarter because net sales from Imperial’s Florida farm in the 2009 second quarter were essentially made at the carrying value of the related inventory.

Partially offsetting the effect on net sales and other revenue of the shutdown of the Florida farm was an increase of approximately $1.4 million of net sales from Imperial’s Connecticut farm in the 2010 second quarter as compared to the 2009 second quarter, reflecting an approximate 18% increase in unit sales volume partially offset by an approximate 6% decrease in pricing.  The increase in sales from Imperial’s Connecticut farm is attributed to favorable spring weather in Imperial’s markets and lower pricing.  The lower pricing in the current year was set to meet competitive pricing pressures in a market where we believe there is excess product available due to unsold product remaining from prior years. Overall sales in the landscape nursery business have been negatively impacted the past two years by the weak economy and significant slowdown in new commercial and residential construction.  Imperial does not expect any significant improvement in pricing over the next twelve months.

Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $0.2 million in the 2010 second quarter as compared to a consolidated operating loss, including general corporate expense, of $0.8 million in the 2009 second quarter.  The lower operating loss in the 2010 second quarter principally reflects an increase of approximately $0.2 million in the operating results of Imperial and an increase of approximately $0.3 million in operating profit at Griffin Land.

Griffin’s general corporate expense was essentially unchanged in the 2010 second quarter as compared to the 2009 second quarter.

 Operating results of Griffin Land in the 2010 and 2009 second quarters were as follows:

	2010	2009
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Rental revenue	$4,623	$4,140
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(1,560)	(1,484)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	3,063	2,656
Revenue from property sales	-	-
Costs related to property sales	-	-
Gain from property sales	-	-
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	3,063	2,656
General and administrative expenses excluding depreciation
and amortization expense and excluding acquisition expenses (a)	(593)	(709)
Acquisition expenses	-	-
Total general and administrative expenses excluding depreciation
and amortization expense (a)	(593)	(709)
Profit before depreciation and amortization expense (a)	2,470	1,947
Depreciation and amortization expense related to costs of
rental revenue	(1,587)	(1,367)
Depreciation and amortization expense - other	(7)	(8)
Operating profit	$876	$572

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

Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.4 million in the 2010 second quarter as compared to the 2009 second quarter.  The increase principally reflects the higher rental revenue as a result of more space being under lease in the 2010 second quarter than in the 2009 second quarter.  Costs related to rental revenue excluding depreciation and amortization expense increased by approximately $0.1 million in the 2010 second quarter as compared to the 2009 second quarter, due principally to the building operating expenses of the new Tradeport building placed in service in the 2009 third quarter and the building in Breinigsville, Pennsylvania acquired in the 2010 first quarter.

Griffin Land’s general and administrative expenses decreased by approximately $0.1 million in the 2010 second quarter as compared to the 2009 second quarter, due principally to lower insurance expense and the timing of expenses.  Depreciation and amortization expense at Griffin Land increased from approximately $1.4 million in the 2009 second quarter to approximately $1.6 million in the 2010 second quarter due principally to depreciation and amortization expense of $0.2 million related to the 304,000 square foot Tradeport building completed and placed in service in the 2009 third quarter and the 120,000 square foot building in Breinigsville, Pennsylvania purchased in the 2010 first quarter.

Operating results of Imperial in the 2010 and 2009 second quarters were as follows:

	2010	2009
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Net sales and other revenue	$10,868	$15,568
Cost of goods sold	9,620	14,295
Gross profit	1,248	1,273
Selling, general and administrative expenses	(1,215)	(1,471)
Operating profit (loss)	$33	$(198)

Imperial’s essentially break even operating results in the 2010 second quarter as compared to an operating loss of $0.2 million in the 2009 second quarter reflects gross profit remaining essentially unchanged and an approximate $0.2 million decrease in selling, general and administrative expenses.  Although overall gross profit was essentially unchanged, the effect of lower pricing and, to a lesser extent, higher plant costs on sales from Imperial’s Connecticut farm in the 2010 second quarter essentially offset the increase in sales volume of the Connecticut farm in the current quarter and the effect of a $0.7 million charge for unsaleable inventories incurred in the 2009 second quarter.  Imperial did not incur an inventory charge in the 2010 second quarter.  As noted above, the lack of sales from the Florida farm in the 2010 second quarter resulted in only a $0.2 million reduction in gross profit between the current and prior year quarters because 2009 second quarter net sales from Imperial’s Florida farm were essentially equal to the carrying value of the product sold.

As a result of the lower pricing and higher plant costs in the current period, Imperial’s gross margin on sales from its Connecticut farm, excluding the effect of the charge for unsaleable inventories in the 2009 second quarter, decreased from 18.9% in the 2009 second quarter to 12.7% in the 2010 second quarter.

Imperial’s selling, general and administrative expenses decreased from approximately $1.5 million in the 2009 second quarter to approximately $1.2 million in the 2010 second quarter.  The lower selling, general and administrative expenses in the 2010 second quarter as compared to the 2009 second quarter principally reflects a reduction in headcount of sales and administrative personnel as a result of the shutdown of the Florida farm.  As a percentage of net sales, Imperial’s selling, general and administrative expenses increased from 9.4% in the 2009 second quarter to 11.2% in the 2010 second quarter as the expense reductions were not proportionate to the reduction in net sales resulting from the shutdown of Imperial’s Florida farm last year.

Griffin’s general corporate expense was approximately $1.1 million in the 2010 and 2009 second quarters.   A $0.1 million increase in charitable donations expense, due to timing, and a $0.1 million increase in other general and administrative expenses in the 2010 second quarter was offset by a $0.2 million decrease in expenses related to Griffin’s non-qualified savings plan.

Griffin’s consolidated interest expense increased from $0.8 million in the 2009 second quarter to $1.1 million in the 2010 second quarter due principally to an increased debt level in the 2010 second quarter.  Griffin’s average outstanding debt was $66.6 million in the 2010 second quarter as compared to $49.6 million in the 2009 second quarter.   The increased debt principally reflects borrowings made subsequent to the 2009 second quarter under a $12 million nonrecourse mortgage that financed a significant portion of the construction of the 304,000 square foot built-to-suit Tradeport warehouse built in fiscal 2009 and a $4.3 million mortgage taken out in the 2010 first quarter on the industrial building in Pennsylvania that was acquired in the 2010 first quarter.

Griffin’s effective income tax rate was 37.6% in the 2010 second quarter as compared to 35.5% in the 2009 second quarter.  The higher effective tax rate principally reflects the effect of state income taxes.  The effective tax rate used in the 2010 second quarter was based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Twenty-Six Weeks Ended May 29, 2010 Compared to the Twenty-Six Weeks Ended May 30, 2009

Griffin’s consolidated total revenue decreased from $24.3 million in the 2009 six month period to $20.3 million in the 2010 six month period.   The decrease in revenue of approximately $4.0 million reflects an approximately $4.9 million decrease in revenue at Imperial partially offset by an approximately $0.8 million increase in revenue at Griffin Land.

Total revenue at Griffin Land increased from approximately $8.3 million in the 2009 six month period to approximately $9.1 million in the 2010 six month period. The increase of approximately $0.8 million was due entirely to an increase in rental revenue, reflecting: (a) approximately $1.0 million of revenue from leasing much of the new space in Griffin Land’s real estate portfolio, comprised of the 304,000 square foot building in Tradeport that was completed and placed in service in the 2009 third quarter and the 120,000 square foot industrial building in Breinigsville, Pennsylvania acquired during the 2010 first quarter; and (b) approximately $0.4 million from leasing previously vacant space subsequent to the end of the 2009 second quarter; partially offset by (c) an approximately $0.6 million reduction in rental revenue as a result of leases that expired subsequent to the 2009 second quarter and were not renewed.

Griffin Land had no property sales revenue in either the 2010 or the 2009 six month periods.  Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial decreased from $16.0 million in the 2009 six month period to $11.1 million in the 2010 six month period.  Due to the seasonality of the landscape nursery business, Imperial’s landscape nursery sales and other revenue in the second quarter, which is comprised of the spring months of March, April and May, accounts for over 97% of Imperial’s total net sales and other revenue for the six month period.  Accordingly, the factors that affected the change in net sales and other revenue for the 2010 six month period as compared to the 2009 six month period are the same as those discussed with respect to the 2010 second quarter results above.

Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $2.2 million in the 2010 six month period as compared to a consolidated operating loss, including general corporate expense, of $2.8 million in the 2009 six month period.  The lower operating loss in the 2010 six month period principally reflects a decrease of approximately $0.3 million in the operating loss incurred by Imperial, an increase of approximately $0.3 million in operating profit at Griffin Land and a decrease of approximately $0.1 million in general corporate expense in the 2010 six month period as compared to the 2009 six month period.

Operating results of Griffin Land in the 2010 and 2009 six month periods were as follows:

	2010	2009
	Six Month	Six Month
	Period	Period
	(amounts in thousands)
Rental revenue	$9,150	$8,324
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(3,555)	(3,601)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	5,595	4,723
Revenue from property sales	-	-
Costs related to property sales	-	-
Gain from property sales	-	-
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	5,595	4,723
General and administrative expenses excluding depreciation
and amortization expense and excluding acquisition expenses (a)	(1,336)	(1,401)
Acquisition expenses	(301)	-
Total general and administrative expenses excluding depreciation
and amortization expense (a)	(1,637)	(1,401)
Profit before depreciation and amortization expense (a)	3,958	3,322
Depreciation and amortization expense related to costs of
rental revenue	(3,109)	(2,728)
Depreciation and amortization expense - other	(13)	(16)
Operating profit	$836	$578

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

The increase of $0.9 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the increase in rental revenue as a result of more space being under lease in the 2010 six month period than in the 2009 six month period.  Costs related to rental revenue excluding depreciation and amortization expense were essentially unchanged in the 2010 six month period as compared to the 2009 six month period, as an increase in building operating expenses of approximately $0.1 million for the new Tradeport building that was placed in service in the 2009 third quarter and the building acquired in the 2010 first quarter was offset by an approximate $0.1 million decline in expenses at Griffin Land’s other buildings, due principally to lower utility expenses.

Griffin Land’s general and administrative expenses in the 2010 six month period increased by approximately $0.2 million over general and administrative expense in the 2009 six month period due principally to $0.3 million of acquisition expenses incurred for the purchase of the 120,000 square foot industrial building that closed during the 2010 first quarter.  There were no acquisition expenses in the 2009 six month period.  The effect of the acquisition expenses was partially offset by a $0.1 million net decrease in other general and administrative expense, due principally to lower insurance expense.   Depreciation and amortization expense at Griffin Land increased from approximately $2.7 million in the 2009 six month period to approximately $3.1 million in the 2010 six month period.  The increase principally reflects depreciation and amortization expense of $0.3 million related to the new Tradeport building placed in service in the 2009 third quarter, $0.1 million related to the 120,000 square foot industrial building purchased in the 2010 first quarter and $0.1 million related to tenant improvements on leases that became effective after the 2009 second quarter, partially offset by lower depreciation and amortization expenses of $0.1 million related to tenant improvements for leases that expired and were not renewed.

Operating results of Imperial for the 2010 and the 2009 six month periods were as follows:

	2010	2009
	Six Month Period	Six Month Period
	(amounts in thousands)
Net sales and other revenue	$11,147	$16,017
Cost of goods sold	9,939	14,714
Gross profit	1,208	1,303
Selling, general and administrative expenses	(1,958)	(2,351)
Operating loss	$(750)	$(1,048)

Imperial’s operating loss in the 2010 six month period was approximately $0.3 million lower than the operating loss incurred in the 2009 six month period, reflecting an approximate $0.4 million decrease in selling, general and administrative expenses partially offset by a $0.1 million decrease in gross profit.  The slight decrease in gross profit reflects the effect of lower pricing and, to a lesser extent, higher plant costs which were mostly offset by higher sales volume and the effect of a $0.7 million charge for unsaleable inventories in the 2009 six month period.  Imperial did not incur an inventory charge in the 2010 six month period.  The lack of sales from the Florida farm in the 2010 six month period resulted in only a $0.2 million reduction in Imperial’s gross profit in the 2010 six month period as compared to the 2009 six month period because the 2009 six month period net sales from Imperial’s Florida farm were essentially equal to the carrying value of the related inventory.

  Imperial’s gross margin on sales from its Connecticut farm, excluding the charge of $0.7 million for unsaleable and excess inventories in the 2009 six month period, decreased from 18.6% in the 2009 six month period to 12.0% in the 2010 six month period as a result of lower pricing and, to a lesser extent, higher plant costs in the 2010 six month period.

Imperial’s selling, general and administrative expenses decreased from approximately $2.4 million in the 2009 six month period to approximately $2.0 million in the 2010 six month period.  The lower selling, general and administrative expenses in the 2010 six month period as compared to the 2009 six month period principally reflects a reduction in headcount of sales and administrative personnel as a result of the shutdown of the Florida farm.  As a percentage of net sales, Imperial’s selling, general and administrative expenses increased from 14.7% in the 2009 six month period to 17.6% in the 2010 six month period as the effect of the expense reductions were not proportionate to the reduction in net sales resulting from the shutdown of Imperial’s Florida farm last year.

Griffin’s general corporate expense decreased from approximately $2.4 million in the 2009 six month period to approximately $2.3 million in the 2010 six month period.  The decrease in general corporate expense principally reflects the timing of expenses.

Griffin’s consolidated interest expense increased to $2.2 million in the 2010 six month period from $1.6 million in the 2009 six month period due principally to an increased debt level in the 2010 six month period.  Griffin’s average outstanding debt in the 2010 six month period was $65.4 million as compared to $49.1 million in the 2009 six month period.  The increased debt principally reflects borrowings under a $12 million nonrecourse mortgage that financed a significant portion of the 304,000 square foot Tradeport warehouse built in fiscal 2009 and the $4.3 million mortgage taken out in the 2010 first quarter on the industrial building in Pennsylvania that was acquired in the 2010 first quarter.

Griffin’s effective income tax rate was 37.4% for the 2010 six month period, as compared to 35.5% for the 2009 six month period.  The higher effective tax rate in the 2010 six month period reflects the effect of state income taxes.  Griffin’s effective tax rate for the 2010 six month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.3 million in the 2010 six month period as compared to net cash provided by operating activities of $4.2 million in the 2009 six month period.  Net cash provided by operating activities in the 2010 six month period includes $0.5 million of cash generated from the liquidation of short-term investments as compared to $8.1 million of cash generated from a reduction of Griffin’s short-term investments in the 2009 six month period.  Excluding the reductions of short-term investments in each six month period, Griffin had net cash used in operating activities of $0.2 million in the 2010 six month period as compared to net cash used in operating activities of $3.9 million in the 2009 six month period.  The lower usage of cash in the 2010 six month period as compared to the 2009 six month period principally reflects a smaller increase in accounts receivable at Imperial in the current year, due principally to the lower sales at Imperial, and a higher reduction in inventory at Imperial in the 2010 six month period as compared to the 2009 six month period.

In the 2010 six month period, Griffin had net cash of $8.3 million used in investing activities as compared to net cash used in investing activities of $8.1 million in the 2009 six month period.  The net cash used in investing activities in the 2010 six month period principally reflects $5.4 million paid for the acquisition of the fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania.  The total purchase price of the building was $6.4 million, of which approximately $1.0 million was paid as a deposit in the 2009 fourth quarter.  Additions to real estate held for sale or lease were $2.7 million during the 2010 six month period and additions to property and equipment were $0.1 million during the 2010 six month period.  The additions to real estate held for sale or lease in the 2010 six month period includes the purchase of approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania, which closed on March 17, 2010.  The land was purchased for approximately $1.8 million, before acquisition expenses, and is located in a major industrial area in the Lehigh Valley.  The acquired land has approvals for the development of two industrial buildings totaling approximately 530,000 square feet.  This transaction, along with the purchase of the 120,000 square foot industrial building in nearby Breinigsville, Pennsylvania are Griffin’s first real estate acquisitions outside of the Hartford, Connecticut market, where Griffin Land’s core real estate holdings are located.  The additions to real estate held for sale or lease in the 2009 six month period of $8.1 million principally reflects construction of the 304,000 square foot Tradeport building that was ongoing during that period.

Net cash provided by financing activities was $2.8 million in the 2010 six month period as compared to net cash provided by financing activities of $2.3 million in the 2009 six month period.  The net cash provided by financing activities in the 2010 six month period reflects $4.5 million of proceeds from new borrowings, comprised of $4.3 million from a new nonrecourse mortgage with NewAlliance Bank on the 120,000 square foot industrial building acquired in Pennsylvania and $0.2 million from the final borrowings under the construction to permanent mortgage loan with Berkshire Bank.  The new mortgage with NewAlliance Bank has a fixed interest rate of 6.5% and a ten-year term with payments based on a twenty-five year amortization schedule.  In addition, Griffin received $0.1 million of cash from the exercise of stock options.  The proceeds from debt and cash received from the exercise of stock options were partially offset by dividend payments totaling $1.0 million on Griffin’s common stock, $0.8 million for payments of principal on Griffin Land’s nonrecourse mortgages and $0.1 million of debt issuance costs.

As of May 29, 2010, the entire balance of Griffin’s 6.08% nonrecourse mortgage due January 1, 2013 ($7.3 million) is included in the current portion of long-term debt.  Griffin has classified this mortgage as current because, for the twelve month period ending December 31, 2010, Griffin expects that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage (the “debt service coverage covenant”) will be less than the 1.25 required under the mortgage.  The debt service coverage covenant for the twelve months ended December 31, 2009 was waived by the bank as Griffin would not have been in compliance at that measurement date.  Griffin currently expects to obtain a waiver from the bank for the debt service coverage covenant for the twelve months ending December 31, 2010, prior to that date, although there can be no such assurance that the bank will grant such a waiver.

In the near-term, Griffin plans to continue to invest in its real estate business, including expenditures to build out interiors of its buildings as leases are completed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of properties outside of the Hartford, Connecticut market.  Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of Griffin Land’s currently vacant space is leased.  Griffin Land may commence speculative construction on the undeveloped Lehigh Valley land recently acquired if management believes that such development would be sufficiently profitable.  Griffin Land may also commence construction of a new building on any of its undeveloped land if it is able to secure a tenant for a build-to-suit facility.

Griffin’s payments (including principal and interest) under contractual obligations as of May 29, 2010 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$88.6	$5.7	$17.8	$9.8	$55.3
Revolving Line of Credit	2.5	-	2.5	-	-
Capital Lease Obligations	0.1	0.1	-	-	-
Operating Lease Obligations	0.8	0.2	0.5	0.1	-
Purchase Obligations (1)	1.0	1.0	-	-	-
Other (2)	2.3	-	-	-	2.3
	$95.3	$7.0	$20.8	$9.9	$57.6

(1)	Includes obligations for the purchase of plants and raw materials by Imperial and construction of tenant improvements related to recently signed leases.
(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

As of May 29, 2010, Griffin had cash and cash equivalents of approximately $4.0 million and unused borrowing capacity of $7.5 million under its $10 million credit line with Doral Bank.  Griffin also expects to receive an income tax refund of approximately $6.3 million in the second half of fiscal 2010.  Management believes that its cash and cash equivalents, expected income tax refund and unused borrowing capacity under its credit line are sufficient to meet Griffin’s seasonal working capital requirements, the continued investment in Griffin’s real estate assets and the payment of quarterly dividends on its common stock.  Griffin may also continue to seek other nonrecourse mortgage placements on its properties.  Griffin Land’s real estate portfolio currently includes seven buildings aggregating approximately 750,000 square feet that are not mortgaged.  Griffin also expects to continue to seek to purchase either or both land and buildings in markets outside of the Hartford, Connecticut area.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

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

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  Griffin’s mortgage interest rates are described in Note 8 to the unaudited consolidated financial statements included in Item 1.

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  As of May 29, 2010, Griffin had $22.9 million of variable rate debt outstanding, including $20.4 million for which Griffin had entered into interest rate swap agreements which effectively fixed the interest rate on that debt.  Because the remaining variable rate debt includes a provision establishing a minimum interest rate, a 1% increase in the benchmark interest rate on which the variable rate debt is based upon would not have increased Griffin’s interest expense.

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

10.42
Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank (incorporated by reference to Form 10-Q dated February 27, 2010, filed, April 8, 2010)

10.43	$4,300,000 Promissory Note dated January 27, 2010 (incorporated by reference to Form 10-Q dated February 27, 2010, filed, April 8, 2010)

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

BY: /s/ FREDERICK M. DANZIGER
Date: July 7, 2010	Frederick M. Danziger
President and Chief Executive Officer

BY: /s/ ANTHONY J. GALICI
Date: July 7, 2010	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer