Form 10-Q
period 2010-08-28
GRIFFIN LAND & NURSERIES INC
filed 2010-10-06
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 28, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-12879

GRIFFIN LAND & NURSERIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0868496
(state or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Rockefeller Plaza, New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number including Area Code  (212) 218-7910

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

Number of shares of Common Stock outstanding at September 30, 2010: 5,107,436

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Landscape nursery net sales and other revenue	$2,620	$3,528	$13,767	$19,545
Rental revenue and property sales	4,912	4,246	14,062	12,570
Total revenue	7,532	7,774	27,829	32,115

Costs of landscape nursery sales and other revenue	3,381	3,715	13,320	18,429
Costs related to rental revenue and property sales	3,126	3,021	9,790	9,350
Total costs of goods sold and costs related to rental revenue and property sales	6,507	6,736	23,110	27,779

Gross profit	1,025	1,038	4,719	4,336

Selling, general and administrative expenses	2,071	2,596	7,957	8,725
Operating loss	(1,046)	(1,558)	(3,238)	(4,389)
Interest expense	(1,173)	(880)	(3,355)	(2,506)
Investment income	20	28	194	152
Loss before income tax benefit	(2,199)	(2,410)	(6,399)	(6,743)
Income tax benefit	886	974	2,457	2,512
Net loss	$(1,313)	$(1,436)	$(3,942)	$(4,231)

Basic net loss per common share	$(0.26)	$(0.28)	$(0.77)	$(0.83)

Diluted net loss per common share	$(0.26)	$(0.28)	$(0.77)	$(0.83)

See Notes to Consolidated Financial Statements.

GRIFFIN  LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	August 28, 2010	November 28, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$5,763	$9,149
Trading securities - short-term investments, net	—	454
Accounts receivable, less allowance of $157 and $187	2,240	2,681
Income taxes receivable	6,683	6,336
Inventories, net	14,939	19,573
Deferred income taxes	—	143
Other current assets	4,316	3,645
Total current assets	33,941	41,981
Real estate held for sale or lease, net	133,413	128,311
Available for sale securities - Investment in Centaur Media plc	3,742	4,615
Property and equipment, net	2,426	2,730
Deferred income taxes	1,922	—
Other assets	11,420	11,099
Total assets	$186,864	$188,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$8,716	$1,532
Accounts payable and accrued liabilities	3,997	3,667
Deferred revenue	1,925	1,249
Total current liabilities	14,638	6,448
Long-term debt	57,240	61,066
Deferred income taxes	—	1,050
Other noncurrent liabilities	6,501	5,426
Total liabilities	78,379	73,990

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,494,402 and 5,479,402 shares issued, respectively, and 5,107,436 and 5,092,436 shares outstanding, respectively	55	55
Additional paid-in capital	105,304	104,849
Retained earnings	16,869	22,342
Accumulated other comprehensive (loss) income, net of tax	(317)	926
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)
Total stockholders’ equity	108,485	114,746
Total liabilities and stockholders’ equity	$186,864	$188,736

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Thirty-Nine Weeks Ended August 28, 2010 and August 29, 2009

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total	Total Comprehensive Loss
Balance at November 29, 2008	5,455,382	$55	$103,997	$29,888	$646	$(13,426)	$121,160

Exercise of stock options	14,020	—	232	—	—	—	232

Stock-based compensation expense	—	—	274	—	—	—	274

Dividends declared, $0.30 per share	—	—	—	(1,524)	—	—	(1,524)

Net loss	—	—	—	(4,231)	—	—	(4,231)	$(4,231)

Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(11)	—	(11)	(11)

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(45)	—	(45)	(45)

Balance at August 29, 2009	5,469,402	$55	$104,503	$24,133	$590	$(13,426)	$115,855	$(4,287)

Balance at November 28, 2009	5,479,402	$55	$104,849	$22,342	$926	$(13,426)	$114,746

Exercise of stock options	15,000	—	170	—	—	—	170

Stock-based compensation expense	—	—	285	—	—	—	285

Dividend declared, $0.30 per share	—	—	—	(1,531)	—	—	(1,531)

Net loss	—	—	—	(3,942)	—	—	(3,942)	$(3,942)

Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(676)	—	(676)	(676)

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(567)	—	(567)	(567)

Balance at August 28, 2010	5,494,402	$55	$105,304	$16,869	$(317)	$(13,426)	$108,485	$(5,185)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 39 Weeks Ended,
	August 28, 2010	August 29, 2009
Operating activities:
Net loss	$(3,942)	$(4,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,289	4,839
Deferred income taxes	(2,126)	(2,512)
Proceeds from sales of trading securities - short-term investments	454	8,093
Stock-based compensation expense	285	274
Amortization of debt issuance costs	208	143
(Credit) provision for bad debts	(31)	104
Income from equity investment	(2)	(7)
Provision for inventory losses	—	1,129
Change in unrealized gains on trading securities	—	78
Changes in assets and liabilities:
Accounts receivable	472	(1,038)
Inventories	4,634	2,877
Income tax receivable	(347)	16
Other current assets	(671)	(489)
Accounts payable and accrued liabilities	453	(199)
Deferred revenue	417	238
Other noncurrent assets and noncurrent liabilities, net	(1,006)	(330)
Net cash provided by operating activities	4,087	8,985

Investing activities:
Building acquisition	(5,440)	—
Additions to real estate held for sale or lease	(3,835)	(15,487)
Additions to property and equipment	(96)	(40)
Net cash used in investing activities	(9,371)	(15,527)

Financing activities:
Proceeds from debt	4,524	21,636
Dividends paid to stockholders	(1,530)	(1,523)
Payments of debt	(1,166)	(8,363)
Exercise of stock options	170	232
Debt issuance costs	(100)	(841)
Net cash provided by financing activities	1,898	11,141
Net (decrease) increase in cash and cash equivalents	(3,386)	4,599
Cash and cash equivalents at beginning of period	9,149	4,773
Cash and cash equivalents at end of period	$5,763	$9,372

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

The results of operations for the thirteen weeks ended August 28, 2010 (the “2010 third quarter”) and the thirty-nine weeks ended August 28, 2010 (the “2010 nine month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended August 29, 2009 is referred to herein as the “2009 third quarter” and the thirty-nine weeks ended August 29, 2009 is referred to herein as the “2009 nine month period.”

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

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Total net sales and other revenue:
Landscape nursery net sales and other revenue	$2,620	$3,528	$13,767	$19,545
Rental revenue and property sales	4,912	4,246	14,062	12,570
	$7,532	$7,774	$27,829	$32,115
Operating (loss) profit:
Landscape nursery	$(1,507)	$(1,175)	$(2,257)	$(2,223)
Real estate	1,136	618	1,972	1,196
Industry segment totals	(371)	(557)	(285)	(1,027)
General corporate expense	(675)	(1,001)	(2,953)	(3,362)
Operating loss	(1,046)	(1,558)	(3,238)	(4,389)
Interest expense	(1,173)	(880)	(3,355)	(2,506)
Investment income	20	28	194	152
Loss before income tax benefit	$(2,199)	$(2,410)	$(6,399)	$(6,743)

	August 28, 2010	November 28, 2009
Identifiable assets:
Landscape nursery	$23,430	$28,238
Real estate	149,239	139,681
Industry segment totals	172,669	167,919
General corporate	14,195	20,817
Total assets	$186,864	$188,736

The real estate segment had no revenue from property sales in either the 2010 nine month period or the 2009 nine month period.  Included in other revenue of the landscape nursery segment in the 2010 third quarter and 2010 nine month period is revenue from the rental of Imperial’s Florida farm of $121 and $365, respectively. Included in the other revenue of the landscape nursery segment in the 2009 third quarter and 2009 nine month period was $51 of rental revenue with respect to  Imperial’s Florida farm.  Imperial shut down its operations on its Florida farm in the 2009 third quarter.

3.     Fair Value

Griffin adopted the provisions of FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   ASC 820 established three levels of inputs that may be used to measure fair value, as follows:

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

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.  As of August 28, 2010, Griffin’s consolidated balance sheet includes acquired intangible assets related to the building acquisition in Breinigsville, Pennsylvania.  These intangible assets are comprised of the value of the in-place lease and the associated tenant relationship.  Griffin derived these values based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the lease up of vacant space and other data contained in the independent appraisal.  Therefore, Griffin categorized the acquired intangible assets related to this transaction as Level 3 within the fair value hierarchy.  As of November 28, 2009, Griffin’s financial statements did not include any Level 3 assets or liabilities.

During the 2010 nine month period, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2.  The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	August 28, 2010
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$3,742	$—	$—
Interest rate swap liabilities	$—	$(1,843)	$—

	November 28, 2009
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$454	$—	$—
Marketable equity securities	$4,615	$—	$—
Interest rate swap liabilities	$—	$(770)	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	August 28, 2010		November 28, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$5,763	$5,763	$9,149	$9,149
Trading securities	—	—	454	454
Available-for-sale securities	3,742	3,742	4,615	4,615

Financial liabilities:
Revolving line of credit	$2,500	$2,500	$2,500	$2,500
Mortgage debt	63,406	65,174	60,002	59,508
Interest rate swaps	1,843	1,843	770	770

The fair values of the trading and available-for-sale securities are based on quoted market prices.  The fair values of the revolving line of credit and mortgage debt are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its debt.  The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount Griffin would pay to terminate the swap agreements at the balance sheet date, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

At August 28, 2010 and November 28, 2009, the fair values of Griffin’s fixed rate mortgages were $44.9 million and $39.3 million, respectively.  The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for similar loans.

The fair values of Griffin’s nonfinancial assets related to the building acquisition in Breinigsville, Pennsylvania on January 8, 2010, the acquisition date, are listed below.  There were no liabilities assumed in connection with this acquisition.  These assets were initially recorded at fair value but will not be re-measured at fair value on a recurring basis.

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Real estate held for lease	$—	$5,381	$—
Intangible assets	$—	$—	$1,019

4.     Inventories

Inventories consist of:

	August 28, 2010	November 28, 2009

Nursery stock	$13,912	$17,999
Materials and supplies	1,027	1,574
	$14,939	$19,573

As a result of the shutdown of Imperial’s Florida farm in fiscal 2009, all of Imperial’s inventory as of August 28, 2010 and November 28, 2009 is at Imperial’s Connecticut farm and field liner beds located nearby that farm.

5.     Real Estate Assets

Building and Undeveloped Land Acquisitions

On January 8, 2010, Griffin Land closed on the purchase of an approximate 120,000 square foot industrial building in Breinigsville, Pennsylvania.  The building was acquired from the bankruptcy estate of the previous owner of the building.  Griffin Land paid $6.4 million in cash for the building, including approximately $1.0 million paid as a deposit in the 2009 fourth quarter.  The building is located in a major industrial area of Pennsylvania’s Lehigh Valley and is currently under a full building lease to Olympus Corporation of the Americas (“Olympus”).  Griffin Land incurred approximately $0.3 million of acquisition costs on the purchase of this building, which are included in selling, general and administrative expenses on Griffin’s consolidated statement of operations for the 2010 nine month period.  Subsequent to the purchase of this building, Griffin Land completed a lease amendment with Olympus that extends the lease term through 2025.  On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage on this building (see Note 8).  This is Griffin Land’s first real estate purchase outside of the Hartford, Connecticut market, where Griffin Land’s core real estate holdings are located.

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

Real estate held for sale or lease consists of:

	Estimated	August 28, 2010
	Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$10,952	$12,586
Land improvements	10 to 30 years	691	13,312	14,003
Buildings and improvements	10 to 40 years	—	128,397	128,397
Tenant improvements	Shorter of useful life or terms of related lease	—	14,033	14,033
Development costs		6,920	4,531	11,451
		9,245	171,225	180,470
Accumulated depreciation		—	(47,057)	(47,057)
		$9,245	$124,168	$133,413

	Estimated	November 28, 2009
	Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$8,048	$9,682
Land improvements	10 to 30 years	691	12,952	13,643
Buildings and improvements	10 to 40 years	—	124,603	124,603
Tenant improvements	Shorter of useful life or terms of related lease	—	12,538	12,538
Development costs		6,720	4,270	10,990
		9,045	162,411	171,456
Accumulated depreciation		—	(43,145)	(43,145)
		$9,045	$119,266	$128,311

Included in real estate held for lease as of August 28, 2010 and November 28, 2009 was $2,538 and $2,786, respectively, reflecting the net book value of Imperial’s Florida farm that was shut down in fiscal 2009 and is being leased to another landscape nursery grower.

Total depreciation expense related to real estate held for sale or lease was $1,451 and $1,235 in the 2010 and 2009 third quarters, respectively, and $4,388 and $3,606 in the 2010 and 2009 nine month periods, respectively.  There was no capitalized interest in the 2010 nine month period.  Griffin capitalized interest of $100 and $181 in the 2009 third quarter and nine month periods, respectively.

6.     Investments

Short-Term Investments

In the 2010 first quarter, Griffin sold its remaining short-term investments.  Griffin’s short-term investments were comprised of debt securities and were accounted for as trading securities under FASB ASC 320-10, “Investments - Debt and Equity Securities” (“ASC 320-10”).  Accordingly, the securities were recorded at their fair value based upon quoted market prices at the balance sheet date and net realized and unrealized gains and losses on these investments are included in investment income in Griffin’s consolidated statements of operations.  The composition of short-term investments at November 28, 2009 was as follows:

	Cost	Fair Value
U.S. Treasury securities	$453	$454

Investment income in the 2010 and 2009 third quarters and the 2010 and 2009 nine month periods consists of:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	Aug. 28, 2010	Aug. 29, 2009	Aug. 28, 2010	Aug. 29, 2009

Interest and dividend income	$20	$28	$192	$115
Net realized gains on the sales of short-term investments	—	—	—	108
Change in unrealized gains on short-term investments	—	—	—	(78)
Other investment income	—	—	2	7
	$20	$28	$194	$152

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

As of August 28, 2010, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $1,065 and $3,742, respectively.  As of November 28, 2009, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $1,938 and $4,615, respectively.

7.     Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	August 28, 2010	November 28, 2009
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,842	1,842
Machinery and equipment	3 to 20 years	11,806	11,824
		15,646	15,664
Accumulated depreciation		(13,220)	(12,934)
		$2,426	$2,730

Griffin did not incur any new capital lease obligations in either the 2010 or the 2009 nine month periods.

8.     Long-Term Debt

Long-term debt includes:

	August 28, 2010	November 28, 2009
Nonrecourse mortgages:
6.08%, due January 1, 2013	$7,248	$7,419
6.30%, due May 1, 2014	675	792
5.73%, due July 1, 2015	19,845	20,097
8.13%, due April 1, 2016	4,616	4,814
7.0%, due October 1, 2017	6,493	6,636
Variable rate mortgage, due February 1, 2019*	11,898	11,776
Variable rate mortgage, due July 1, 2019*	8,367	8,468
6.5%, due January 27, 2020	4,264	—
Total nonrecourse mortgages	63,406	60,002
Revolving line of credit	2,500	2,500
Capital leases	50	96
Total	65,956	62,598
Less: current portion	(8,716)	(1,532)
Total long-term debt	$57,240	$61,066

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

Through January 31, 2010, the Berkshire Bank Loan functioned as a construction loan, with Griffin Land drawing funds as construction on the new warehouse progressed.  The interest rate during that period was the greater of 2.75% above the thirty day LIBOR rate or 4%.  Payments during that period were for interest only.  On February 1, 2010, the Berkshire Bank Loan converted to a nine-year nonrecourse mortgage collateralized by the new warehouse facility, with monthly payments of principal and interest that started on March 1, 2010, based on a twenty-five year amortization schedule.  On February 1, 2010, the interest rate on the Berkshire Bank Loan converted to the thirty day LIBOR rate plus 2.75%.

At the time Griffin closed the Berkshire Bank Loan, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $12 million at inception to fix the interest rate at 6.35% for the final nine years of the loan.  Payments under the swap agreement commenced on the same date that payments under the nine-year nonrecourse mortgage commenced and will continue monthly until February 1, 2019, which is also the termination date of the Berkshire Bank Loan.

On July 9, 2009 Griffin closed on a mortgage for $8.5 million with People’s United Bank (“the People’s Bank Mortgage”) on four of its industrial buildings in Tradeport, three of which were included in the collateral on a mortgage that was repaid on April 1, 2009.  The People’s Bank Mortgage is nonrecourse, however, a subsidiary of Griffin entered into a ten-year lease on 90% of the space in the mortgaged buildings.  The master lease will stay in effect until overall occupancy and operating results of the collateral properties increase to certain levels.  If not terminated earlier, the master lease will expire at the end of the mortgage term.  In addition, the People’s Bank Mortgage may be increased in increments up to an aggregate borrowing of $10.5 million if the leasing of the currently vacant space meets certain criteria.  The People’s Bank Mortgage has a term of ten years with principal and interest payments based on a twenty-five year amortization period.  The interest rate under the People’s Bank Mortgage is the thirty day LIBOR rate plus 3.08%.

At the time Griffin closed on the People’s Bank Mortgage, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $8.5 million at inception to fix the interest rate at 6.58% throughout the term of this loan.  Payments under this swap agreement commenced at the same time as payments made under the People’s Bank Mortgage and such payments will be made at the same time as the remaining loan payments will be made over the ten-year terms of the loan and swap agreement.

Griffin accounts for both of its interest rate swap agreements as effective cash flow hedges (see Note 3).  No ineffectiveness on the cash flow hedges was recognized as of August 28, 2010 and none is anticipated over the term of the agreements.  Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the terms of the swap agreements to achieve fixed rates on each mortgage.  Neither of the interest rate swap agreements contains any credit risk related contingent features.  For the 2010 nine month period, Griffin recognized a loss of $1,073 (included in other comprehensive loss), before taxes, on its interest rate swap agreements.  As of August 28, 2010, $213 is expected to be reclassified over the next twelve months from other comprehensive income (loss) to interest expense.  As of August 28, 2010, the liability for Griffin’s interest rate swap agreements was $1,843 and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.

On February 27, 2009, Griffin closed on a $10 million Revolving Line of Credit with Doral Bank (the “Credit Line”) that has a term of two years, but may be extended for an additional year by Griffin.  The Credit Line is collateralized by several of Griffin Land’s buildings in Griffin Center and Griffin

Center South.  The interest rate on the Credit Line is the greater of the prime rate plus 1.5% or 6.88%.  As of August 28, 2010, the prime rate was 3.25%.  Griffin is using this facility for seasonal working capital needs, to supplement cash flow from operations and for general corporate purposes.  As of August 28, 2010 and November 28, 2009, there was $2.5 million outstanding on the Credit Line.

As of August 28, 2010, the entire balance of Griffin’s 6.08% nonrecourse mortgage due January 1, 2013 ($7.2 million) is included in the current portion of long-term debt.  Griffin has classified this mortgage as current because, for the twelve month period ending December 31, 2010, Griffin expects that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage (the “debt service coverage covenant”) will be less than the 1.25 required under the mortgage.  The debt service coverage covenant for the twelve months ended December 31, 2009 was waived by the bank as Griffin would not have been in compliance at that measurement date.  Griffin currently expects to obtain a waiver from the bank for the debt service coverage covenant for the twelve months ending December 31, 2010, prior to that date, although there can be no such assurance that the bank will grant such a waiver.

9.     Stockholders’ Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009

Net loss as reported for computation of basic and diluted per share results	$(1,313)	$(1,436)	$(3,942)	$(4,231)

Weighted average shares outstanding for computation of basic per share results	5,106,000	5,082,000	5,103,000	5,077,000

Incremental shares from assumed exercise of Griffin stock options (a)	—	—	—	—

Weighted average shares outstanding for computation of diluted per share results	5,106,000	5,082,000	5,103,000	5,077,000

(a)               Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options in the thirteen and thirty-nine weeks ended August 28, 2010, would have been 16,000 and 18,000, respectively. The incremental shares from the assumed exercise of stock options in the thirteen and thirty-nine weeks ended August 29, 2009, would have been 33,000 and 36,000, respectively.

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

Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at August 28, 2010 may be exercised as stock appreciation rights.

There were 8,202 and 70,263 stock options granted during the 2010 and 2009 nine month periods, respectively.  The fair value of the stock options granted during the 2010 nine month period was $13.48 each.  The fair values of the stock options granted during the 2009 nine month period were $14.88 for 22,500 options, $14.40 for 22,500 options, $10.54 for 15,000 options, $13.02 for 8,514 options and $15.53 for 1,749 options.  The fair values of all options granted were estimated as of each grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2010 and 2009 nine month periods were as follows:

	For the 39 Weeks Ended,
	August 28, 2010	August 29, 2009
Expected volatility	42.3%	37.7% to 43.5%
Risk free interest rate	3.0%	1.6% to 2.7%
Expected option term	8.5 years	5 to 8.5 years
Annual dividend yield	$0.40	$0.40

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 39 Weeks Ended,
	August 28, 2010		August 29, 2009
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	71,133	$17.61	89,368	$15.56
Exercised	(15,000)	$11.34	(14,020)	$16.59
Vested	5,698	$32.84	6,154	$34.57
Granted and vested	—	—	1,749	$34.30
Forfeited	—	—	(2,118)	$31.06
Outstanding at end of period	61,831	$20.53	81,133	$16.82

Range of Exercise Prices for Vested Options	Outstanding at August 28, 2010	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$11.00-$14.00	23,544	$12.66	1.0	$317	$109
$15.00-$18.00	15,322	$16.80	1.1	143	98
$24.00-$39.00	22,965	$31.09	6.0	6	362
	61,831	$20.53	2.9	$466	$569

	For the 39 Weeks Ended,
	August 28, 2010		August 29, 2009
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	101,377	$32.84	40,684	$33.66
Granted	8,202	$29.25	68,514	$32.46
Vested	(5,698)	$32.84	(6,154)	$34.57
Forfeited	—	—	(1,667)	$30.95
Nonvested at end of period	103,881	$32.56	101,377	$32.84

Range of Exercise Prices for Nonvested Options	Outstanding at August 28, 2010	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$28.00-$31.00	18,881	$28.96	8.8	$—	$256
$33.00-$35.00	85,000	$33.36	8.1	—	1,187
	103,881	$32.56	8.2	$—	$1,443

Number of option holders at August 28, 2010	21

Compensation expense for stock options recognized in the 2010 third quarter and 2010 nine month period was $99 and $285, respectively, with related tax benefits of $26 and $73, respectively.  Compensation expense for stock options recognized in the 2009 third quarter and 2009 nine month period was $93 and $274, respectively, with related tax benefits of $23 and $71, respectively.  As of August 28, 2010, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2010	$97
Fiscal 2011	$318
Fiscal 2012	$164
Fiscal 2013	$56
Fiscal 2014	$7

Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income in the 2010 and 2009 nine month periods consist of the following:

	For the 39 Weeks Ended,
	August 28, 2010	August 29, 2009

Balance at beginning of period	$926	$646
(Decrease) increase in fair value of Centaur Media, due to exchange (loss) gain, net of taxes of ($85) and $61, respectively	(157)	114
Decrease in fair value of Centaur Media, net of taxes of ($221) and ($85), respectively	(410)	(159)
Increase in value of cash flow hedges, net of taxes of ($397) and ($6), respectively	(676)	(11)
Balance at end of period	$(317)	$590

Accumulated other comprehensive (loss) income is comprised of the following:

	August 28, 2010	November 28, 2009
Unrealized gain on investment in Centaur Media plc	$714	$1,281
Unrealized loss on cash flow hedges	(1,162)	(486)
Actuarial gain on postretirement benefit plan	131	131
	$(317)	$926

Cash Dividends

In both the 2010 and 2009 nine month periods, Griffin declared three cash dividends of $0.10 per common share each.

10.   Supplemental Financial Statement Information

Supplemental Cash Flow Information

The decreases of $873 and $69, respectively, in the 2010 and 2009 nine month periods in Griffin’s investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at August 28, 2010 and November 28, 2009 were $504 and $515, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease decreased by $124 in the 2010 nine month period and increased by $677 in the 2009 nine month period.

As of August 28, 2010, included in Griffin’s accrued liabilities is a dividend payable of $511 reflecting a dividend on Griffin’s common stock declared prior to the end of the 2010 third quarter that was paid subsequent to the end of Griffin’s 2010 third quarter.  As of November 28, 2009, Griffin’s accrued liabilities included $509 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2009 and paid in the 2010 first quarter.

Interest payments, net of capitalized interest, were $1,052 and $803 in the 2010 and 2009 third quarters, respectively, and $3,026 and $2,481 in the 2010 and 2009 nine month periods, respectively.

Income Taxes

Griffin’s effective income tax rate was (38.4%) for the 2010 nine month period as compared to (37.3%) for the 2009 nine month period.  The effective tax rate used in the 2010 nine month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

An increase to deferred tax assets of $306 in the 2010 nine month period relates to the mark to market adjustment on Griffin’s investment in Centaur Media.  An increase to deferred tax assets of $397 in the 2010 nine month period relates to the fair value adjustment of Griffin’s cash flow hedges.  A decrease to deferred tax liabilities of $30 in the 2009 nine month period relates to the mark to market adjustment on Griffin’s investment in Centaur Media and to the fair value adjustment of a cash flow hedge that was entered into in the 2009 first quarter.  These increases and decreases to deferred income taxes are included as charges and credits, respectively, in Griffin’s other comprehensive income (loss) for the 2010 and 2009 nine month periods.

As of August 28, 2010, Griffin’s consolidated balance sheet includes a net noncurrent deferred tax asset of $1,922.  Although Griffin has incurred pretax losses for the fiscal years ended November 29, 2008 and November 28, 2009 and has also incurred a pretax loss in the 2010 nine month period, management has concluded that a valuation allowance against those net deferred tax assets is not required because management believes it is more likely than not that these assets will be realized. Griffin’s consolidated balance sheet as of August 28, 2010 includes an income tax receivable of approximately $6.7 million, which was collected subsequent to the end of the 2010 third quarter.

Postretirement Benefits

Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Griffin’s postretirement benefits program is unfunded, with benefits to be paid from Griffin’s general assets.  Griffin’s contributions to its postretirement benefits program in the 2010 and 2009 nine month periods were $2 and $3, respectively, with an expected contribution of $3 for the fiscal 2010 full year.  The components of Griffin’s postretirement benefits expense are immaterial for all periods presented.

11.   Commitments and Contingencies

As of August 28, 2010, Griffin had committed purchase obligations of $0.9 million, principally for the purchase of plants and raw materials by Imperial and for construction of tenant improvements related to recently signed leases at Griffin Land.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters are not expected to be material, individually or in the aggregate, to Griffin’s consolidated financial position, results of operations or cash flows.

12.   Subsequent Events

Subsequent to the end of the 2010 third quarter, Griffin Land entered into an Option and Real Estate Purchase and Sale Agreement with a private company homebuilder whereby in exchange for a payment of $100, the homebuilder obtained an option to purchase the remaining twenty-five residential lots of Stratton Farms, a residential development in Suffield, Connecticut.  Under the terms of the agreement, if the homebuilder exercises its option to purchase all of the residential lots, Griffin Land would receive proceeds that would range from approximately $2.4 million to approximately $2.9 million, depending upon the timing of the lot purchases, over a three-year period and consequently expects to recognize a gain when the lots are sold.  Purchases are scheduled annually over the three-year period, and the buyer’s failure to complete any scheduled purchase on a timely basis would terminate the buyer’s option. The agreement includes a short contingency period whereby the homebuilder may terminate the agreement if the results of its tests and investigation of the land reveal an unsatisfactory result, condition or circumstance or if the homebuilder is unable to secure financing upon terms satisfactory to the homebuilder.  If the agreement is terminated by the homebuilder during the contingency period, the homebuilder is entitled to a refund of the amount paid.  There is no guarantee that this transaction will be completed under its current terms, or at all.

In accordance with FASB ASC 855 “Subsequent Events,” Griffin has evaluated all other events or transactions occurring after August 28, 2010, the balance sheet date, and noted that there have been no other such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the third quarter and nine month period ended August 28, 2010, other than the disclosures herein.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and thirty-nine weeks ended August 28, 2010 are consistent with those used by Griffin to prepare its fiscal 2009 financial statements.

Summary

Griffin incurred a net loss of $1.3 million in the thirteen weeks ended August 28, 2010 (the “2010 third quarter”) as compared to a net loss of $1.4 million in the thirteen weeks ended August 29, 2009 (the “2009 third quarter”).  The slightly lower net loss in the 2010 third quarter reflects a decrease of approximately $0.5 million in the operating loss incurred by Griffin in the 2010 third quarter as compared to the 2009 third quarter partially offset by an increase of approximately $0.3 million in interest expense and an approximately $0.1 million decrease in the income tax benefit in the 2010 third quarter as compared to the 2009 third quarter.

Griffin’s lower operating loss reflects an increase of approximately $0.5 million in operating profit at Griffin Land and a decrease of approximately $0.3 million in general corporate expense in the 2010 third quarter as compared to the 2009 third quarter, partially offset by an increase of approximately $0.3 million in the operating loss incurred by Imperial in the 2010 third quarter as compared to the 2009 third quarter.  The higher operating profit at Griffin Land in the 2010 third quarter as compared to the 2009 third quarter principally reflects higher rental revenue from an increase in leased space in the current quarter as compared to the prior year quarter.  The higher operating loss at Imperial principally reflects a higher charge for unsaleable inventories incurred in the 2010 third quarter as compared to the 2009 third quarter.  The higher interest expense in the 2010 third quarter as compared to the 2009 third quarter reflects a higher level of debt as a result of new borrowings used to finance Griffin Land’s construction of a new building that was completed in the 2009 third quarter and to finance Griffin Land’s acquisition of a building in the 2010 first quarter.  The occupancy of these two buildings contributed significantly to the increase in space being leased in the 2010 third  quarter over the prior year quarter.

Griffin incurred a net loss of $3.9 million for the thirty-nine weeks ended August 28, 2010 (the “2010 nine month period”) as compared to a net loss of $4.2 million for the thirty-nine weeks ended August 29, 2009 (the “2009 nine month period”).  The lower net loss in the 2010 nine month period reflects a decrease of approximately $1.2 million in the operating loss incurred by Griffin partially offset by an increase of approximately $0.8 million in interest expense in the 2010 nine month period as compared to the 2009 nine month period and a $0.1 million decrease in the income tax benefit in the 2010 nine month period as compared to the 2009 nine month period.

Griffin’s lower operating loss reflects an increase of approximately $0.8 million in operating profit at Griffin Land and a decrease of approximately $0.4 million in general corporate expense in the 2010 nine month period as compared to the 2009 nine month period.  The operating loss incurred by Imperial in the 2010 nine month period was essentially unchanged from the 2009 nine month period.  The higher operating profit at Griffin Land principally reflects higher rental revenue from its leasing operations.  The lower general corporate expense was due to lower incentive compensation expense and lower expenses related to Griffin’s non-qualified savings plan.  The higher interest expense in the 2010 nine month period as compared to the 2009 nine month period reflects a higher level of debt in the 2010 nine month period as a result of new borrowings used to finance Griffin Land’s construction of a new building in fiscal 2009 and to finance Griffin Land’s acquisition of a building in the 2010 first quarter.  The occupancy of these two buildings contributed significantly to the increase in leased space in the current nine month period over the prior year nine month period.

Results of Operations

Thirteen Weeks Ended August 28, 2010 Compared to the Thirteen Weeks Ended August 29, 2009

Griffin’s consolidated total revenue decreased from $7.8 million in the 2009 third quarter to $7.5 million in the 2010 third quarter due to an approximate $0.9 million decrease in revenue at Imperial substantially offset by an approximate $0.7 million increase in revenue at Griffin Land.

Total revenue at Griffin Land increased from $4.2 million in the 2009 third quarter to $4.9 million in the 2010 third quarter.  The increase of approximately $0.7 million was due entirely to an increase in rental revenue, reflecting: (a) approximately $0.4 million of rental revenue from leasing much of the new space in Griffin Land’s real estate portfolio, comprised of the 304,000 square foot building in Tradeport that was completed and placed in service in the 2009 third quarter (257,000 square feet of which is currently under a ten-year lease pursuant to which the current tenant is required to lease the balance of the building no later than August 2014, the beginning of the sixth year of the lease) and the 120,000 square foot industrial building in Breinigsville, Pennsylvania acquired during the 2010 first quarter; and (b) approximately $0.3 million of rental revenue from leasing previously vacant space subsequent to the end of the 2009 third quarter.

As a result of the weakened economy, market activity for industrial space was soft throughout fiscal 2009 and has remained weak through the 2010 third quarter.  Market activity for office space was also weak in fiscal 2009 and through the 2010 third quarter, however, thus far in fiscal 2010, Griffin Land has entered into new leases for approximately 81,000 square feet of previously vacant office space.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of August 28, 2010	2,540,000	2,081,000	82%
As of November 28, 2009	2,420,000	1,893,000	78%
As of August 29, 2009	2,420,000	1,893,000	78%

Griffin Land’s total square footage and square footage leased at the end of the 2010 third quarter was higher than the 2009 year end and the end of the 2009 third quarter due to the purchase of a 120,000 square foot fully leased industrial building located in Breinigsville, Pennsylvania in the 2010 first quarter and the leasing of approximately 81,000 square feet of previously vacant space, partially offset by leases for approximately 13,000 square feet that expired and were not renewed.  In addition to the leasing of previously vacant office space this year, Griffin Land has renewed most of its leases that were scheduled to expire this year, resulting in an aggregate of 135,000 square feet, mostly industrial space, being renewed thus far in fiscal 2010.  However, two leases aggregating 63,000 square feet of currently leased industrial space will expire in the 2010 fourth quarter and will not be renewed.

Griffin Land had no property sales revenue in either the 2010 or the 2009 third quarters.  Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial decreased from $3.5 million in the 2009 third quarter to $2.6 million in the 2010 third quarter.  The decrease in total net sales and other revenue at Imperial reflects the closure of Imperial’s Florida farm in the third quarter last year.  The Florida farm is currently leased to another grower.  As a result of the Florida farm’s closure, Imperial’s 2010 third quarter includes no net sales from the Florida farm but does include other revenue of $0.1 million from leasing that facility, whereas the 2009 third quarter included $1.2 million of net sales from the Florida farm as Imperial liquidated most of the farm’s inventory prior to its closure.  The lack of net sales from Imperial’s Florida farm in the 2010 third quarter resulted in only a $0.2 million reduction in Imperial’s gross profit in the 2010 third quarter as compared to the 2009 third quarter because net sales from Imperial’s Florida farm in the 2009 third quarter were essentially made at the carrying value of the related inventory.  The $0.2 million of gross profit from the Florida farm in the 2009 third quarter reflected the difference between the estimated inventory reserve recorded at the previous year end and actual results from liquidating the Florida inventory in fiscal 2009.

Partially offsetting the effect on net sales and other revenue of the shutdown of the Florida farm was an increase of approximately $0.1 million of net sales and other revenue from Imperial’s Connecticut farm in the 2010 third quarter as compared to the 2009 third quarter.  Net sales of plants from the Connecticut farm were essentially unchanged in the 2010 third quarter as compared to the 2009 third quarter, as an approximate 9% decrease in unit sales volume was offset by selling, on average, larger plant sizes in the current quarter at slightly higher pricing than the 2009 third quarter.  The  increase in net sales and other revenue of the Connecticut farm includes an increase of $0.1 million in royalty revenue, due to timing.

Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $1.0 million in the 2010 third quarter as compared to a consolidated operating loss, including general corporate expense, of approximately $1.6 million in the 2009 third quarter.  The lower operating loss in the 2010 third quarter principally reflects an increase of approximately $0.5 million in operating profit at Griffin Land and a decrease of approximately $0.3 million of general corporate expense, partially offset by an increase of approximately $0.3 million in the operating loss incurred by Imperial.

Operating results of Griffin Land in the 2010 and 2009 third quarters were as follows:

	2010	2009
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Rental revenue	$4,912	$4,246
Costs related to rental revenue excluding depreciation and amortization expense (a)	(1,569)	(1,659)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	3,343	2,587
Revenue from property sales	—	—
Costs related to property sales	—	—
Gain from property sales	—	—
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	3,343	2,587
General and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses (a)	(644)	(599)
Acquisition expenses	—	—
Total general and administrative expenses excluding depreciation and amortization expense (a)	(644)	(599)
Profit before depreciation and amortization expense (a)	2,699	1,988
Depreciation and amortization expense related to costs of rental revenue	(1,557)	(1,362)
Depreciation and amortization expense - other	(6)	(8)
Operating profit	$1,136	$618

(a)              The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses, total general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America.  They are presented because Griffin believes they are useful financial indicators for measuring the results in its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.  The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statement of operations.

Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.8 million in the 2010 third quarter as compared to the 2009 third quarter.  The increase principally reflects the higher rental revenue as a result of more space being under lease in the 2010 third quarter than in the 2009 third quarter.  Costs related to rental revenue excluding depreciation and amortization expense decreased by approximately $0.1 million in the 2010 third quarter as compared to the 2009 third quarter, as lower operating expenses of approximately $0.2 million across all of Griffin Land’s other properties were partially offset by approximately $0.1 million of building operating expenses for the new Tradeport building placed in service in the 2009 third quarter and the building in Breinigsville, Pennsylvania acquired in the 2010 first quarter.

Griffin Land’s general and administrative expenses were essentially unchanged in the 2010 third quarter as compared to the 2009 third quarter.  Depreciation and amortization expense at Griffin Land increased from approximately $1.4 million in the 2009 third quarter to approximately $1.6 million in the 2010 third quarter due principally to depreciation and amortization expense related to the 304,000 square foot Tradeport building completed and placed in service in the 2009 third quarter and the 120,000 square foot building in Breinigsville, Pennsylvania purchased in the 2010 first quarter.

Operating results of Imperial in the 2010 and 2009 third quarters were as follows:

	2010	2009
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Net sales and other revenue	$2,620	$3,528
Cost of goods sold	3,381	3,715
Gross loss	(761)	(187)
Selling, general and administrative expenses	(746)	(988)
Operating loss	$(1,507)	$(1,175)

Imperial’s operating loss of $1.5 million in the 2010 third quarter as compared to an operating loss of $1.2 million in the 2009 third quarter reflects an increase of approximately $0.6 million in Imperial’s gross loss partially offset by an approximate $0.2 million decrease in selling, general and administrative expenses.  The increase in the gross loss principally reflects the effect of a $1.0 million charge, included in cost of goods sold, for unsaleable inventories incurred in the 2010 third quarter as compared to a charge, included in cost of goods sold, of $0.5 million for unsaleable inventories in the 2009 third quarter.  The inventory charge in the current year reflects crop losses resulting from changes in the plant fertilization methods made in the current year.  These changes were made to improve plant quality and reduce growing costs.  However, the extremely hot weather experienced this summer and the additional fertilizer applied to Imperial’s inventory negatively affected some varieties, particularly rhododendron and certain other broadleaf evergreens.  The crop losses in the 2010 third quarter are not expected to have a significant impact on net sales over the next twelve months as those units would generally not have become saleable until the latter part of 2011, but will result in fewer plants available for sale in the second half of fiscal 2011 and in fiscal 2012.

Imperial’s selling, general and administrative expenses decreased by approximately $0.2 million in the 2010 third quarter as compared to the 2009 third quarter.  The lower selling, general and administrative expenses in the 2010 third quarter principally reflects a reduction of $0.1 million in payroll and payroll related expenses from a reduction in headcount of sales and administrative personnel resulting from the shutdown of the Florida farm last year and a reduction of $0.1 million due to lower bad debt expense.  As a percentage of net sales, Imperial’s selling, general and administrative expenses increased from 28.0% in the 2009 third quarter to 28.5% in the 2010 third quarter as the expense reductions were not proportionate to the reduction in net sales resulting from the shutdown of Imperial’s Florida farm.

Griffin’s general corporate expense decreased from approximately $1.0 million in the 2009 third quarter to approximately $0.7 million in the 2010 third quarter.  The decrease of approximately $0.3 million reflects a $0.2 million decrease in expenses related to Griffin’s non-qualified savings plan and a decrease of $0.1 million in incentive compensation expense.

Griffin’s consolidated interest expense increased from $0.9 million in the 2009 third quarter to $1.2 million in the 2010 third quarter due principally to an increased debt level in the 2010 third quarter.  Griffin’s average outstanding debt was $66.2 million in the 2010 third quarter as compared to $57.0 million in the 2009 third quarter.   The increased debt principally reflects borrowings under a $12 million nonrecourse mortgage that financed a significant portion of the construction of the 304,000 square foot built-to-suit Tradeport warehouse built in fiscal 2009 and a $4.3 million mortgage taken out in the 2010 first quarter on the industrial building in Pennsylvania that was acquired in the 2010 first quarter.

Griffin’s effective income tax rate was (40.3%) in the 2010 third quarter as compared to an effective income tax rate of (40.4%) in the 2009 third quarter.  The slightly lower effective tax rate in the current quarter reflects the effect of state income taxes.  The effective tax rate used in the 2010 third quarter was based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Thirty-Nine Weeks Ended August 28, 2010 Compared to the Thirty-Nine Weeks Ended August 29, 2009

Griffin’s consolidated total revenue decreased from $32.1 million in the 2009 nine month period to $27.8 million in the 2010 nine month period.   The decrease in revenue of approximately $4.3 million reflects an approximately $5.8 million decrease in revenue at Imperial partially offset by an approximately $1.5 million increase in revenue at Griffin Land.

Total revenue at Griffin Land increased from approximately $12.6 million in the 2009 nine month period to approximately $14.1 million in the 2010 nine month period. The increase of approximately $1.5 million was due entirely to an increase in rental revenue, reflecting: (a) approximately $1.5 million of revenue from leasing much of the new space in Griffin Land’s real estate portfolio, comprised of the 304,000 square foot building in Tradeport that was completed and placed in service in the 2009 third quarter and the 120,000 square foot industrial building in Breinigsville, Pennsylvania acquired during the 2010 first quarter; and (b) approximately $0.6 million from leasing previously vacant space subsequent to the end of the 2009 third quarter; partially offset by (c) an approximately $0.6 million reduction in rental revenue as a result of leases that expired and were not renewed.

Griffin Land had no property sales revenue in either the 2010 or the 2009 nine month periods.  Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Imperial’s landscape nursery business is highly seasonal, with spring sales included in its second quarter (March through May) historically comprising a majority of Imperial’s annual sales.  Net sales and other revenue at Imperial decreased from $19.5 million in the 2009 nine month period to $13.8 million in the 2010 nine month period.  The decrease in total net sales and other revenue at Imperial principally reflects the closure of Imperial’s Florida farm in the third quarter last year.  The Florida farm is currently leased to another grower.  As a result of the Florida farm’s closure, Imperial’s 2010 nine month period includes no net sales from the Florida farm but does include other revenue of $0.4 million from leasing that facility, whereas the 2009 nine month period included $7.8 million of net sales from the Florida farm as Imperial liquidated most of the farm’s inventory prior to its closure.  The lack of net sales from Imperial’s Florida farm in the 2010 nine month period resulted in a $0.5 million reduction in Imperial’s gross profit in the 2010 nine month period as compared to the 2009 nine month period, including $0.2 million of gross profit reflected in the 2009 third quarter for the difference between the estimated inventory reserve recorded at the previous year end and actual results of liquidating the Florida inventory in 2009.  Net sales from Imperial’s Florida farm in the 2009 nine month period were essentially made at the carrying value of the related inventory.

Partially offsetting the effect on net sales and other revenue of the shutdown of the Florida farm was an increase of approximately $1.5 million of net sales from Imperial’s Connecticut farm in the 2010 nine month period as compared to the 2009 nine month period, reflecting an approximate 13% increase in unit sales volume partially offset by an approximate 5% decrease in pricing.  The increase in sales from Imperial’s Connecticut farm was mostly due to increased sales to Imperial’s garden center customer segment, and is attributed to favorable spring weather in Imperial’s markets and lower pricing.  The lower pricing in the current year was set to meet competitive pricing pressures in a market where we believe there is excess product available due to unsold product remaining from prior years.  Overall sales in the landscape nursery business have been negatively impacted during the past two years by the weak economy and significant slowdown in new commercial and residential construction.  Management believes that there remains an oversupply of landscape nursery product available in the marketplace.  Therefore, Imperial does not expect any significant improvement in pricing over the next twelve months. Thus far this year, two competitors of Imperial have announced their intention of exiting the business of growing landscape nursery plants.  These actions may lead to increased sales opportunities for Imperial in future years.

Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $3.2 million in the 2010 nine month period as compared to a consolidated operating loss, including general corporate expense, of $4.4 million in the 2009 nine month period.  The lower operating loss in the 2010 nine month period principally reflects an increase of approximately $0.8 million in operating profit at Griffin Land and a decrease of approximately $0.4 million in general corporate expense in the 2010 nine month period as compared to the 2009 nine month period.  The operating loss incurred by Imperial in the 2010 nine month period was essentially unchanged from Imperial’s operating loss in the 2009 nine month period.

Operating results of Griffin Land in the 2010 and 2009 nine month periods were as follows:

	2010	2009
	Nine Month	Nine Month
	Period	Period
	(amounts in thousands)
Rental revenue	$14,062	$12,570
Costs related to rental revenue excluding depreciation and amortization expense (a)	(5,124)	(5,260)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	8,938	7,310
Revenue from property sales	—	—
Costs related to property sales	—	—
Gain from property sales	—	—
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	8,938	7,310
General and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses (a)	(1,980)	(2,000)
Acquisition expenses	(301)	—
Total general and administrative expenses excluding depreciation and amortization expense (a)	(2,281)	(2,000)
Profit before depreciation and amortization expense (a)	6,657	5,310
Depreciation and amortization expense related to costs of rental revenue	(4,666)	(4,090)
Depreciation and amortization expense - other	(19)	(24)
Operating profit	$1,972	$1,196

(a)                                  The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses, total general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America.  They are presented because Griffin believes they are useful financial indicators for measuring the results of its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.  The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statement of operations.

The increase of $1.6 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the increase in rental revenue as a result of more space being under lease in the 2010 nine month period than in the 2009 nine month period.  Costs related to rental revenue excluding depreciation and amortization expense decreased by approximately $0.1 million in the 2010 nine month period as compared to the 2009 nine month period, as a decrease of approximately $0.2 million due principally to lower snow removal and utility expenses was partially offset by building operating expenses of approximately $0.1 million for the new Tradeport building that was placed in service in the 2009 third quarter and the building in Breinigsville, Pennsylvania acquired in the 2010 first quarter.

Griffin Land’s general and administrative expenses in the 2010 nine month period increased by approximately $0.3 million over the 2009 nine month period due to $0.3 million of acquisition expenses incurred for the purchase of the 120,000 square foot industrial building that closed during the 2010 first quarter.  There were no acquisition expenses in the 2009 nine month period.  Depreciation and amortization expense at Griffin Land increased from approximately $4.1 million in the 2009 nine month period to approximately $4.7 million in the 2010 nine month period.  The increase of approximately $0.6 million principally reflects depreciation and amortization expense related to the new Tradeport building placed in service in the 2009 third quarter and the 120,000 square foot industrial building purchased in the 2010 first quarter.

Operating results of Imperial for the 2010 and the 2009 nine month periods were as follows:

	2010	2009
	Nine Month Period	Nine Month Period
	(amounts in thousands)

Net sales and other revenue	$13,767	$19,545
Cost of goods sold	13,320	18,429
Gross profit	447	1,116
Selling, general and administrative expenses	(2,704)	(3,339)
Operating loss	$(2,257)	$(2,223)

Imperial’s operating loss in the 2010 nine month period was essentially unchanged from the operating loss incurred in the 2009 nine month period, reflecting an approximately $0.7 million decrease in gross profit offset by an approximately $0.6 million decrease in selling, general and administrative expenses.  The decrease in gross profit reflects: (a) the 2009 nine month period including $0.5 million of gross profit from the Florida farm before its closure, which includes $0.2 million of gross profit from the difference between the estimated inventory reserve recorded at the previous year end and the actual results of liquidating the Florida inventory in 2009; (b) a net reduction of $0.1 million of gross profit from Imperial’s Connecticut farm, due to lower pricing and higher costs, substantially offset by the effect of the higher sales volume and a lower charge for unsaleable and excess inventories in the 2010 nine month period; and (c) a charge of $0.1 million in the 2010 nine month period for a retrospective workers compensation charge related to the previously closed Florida farm. Imperial incurred a $1.0 million charge in the 2010 nine month period for plant losses incurred in the 2010 third quarter (as described in the above discussion of the third quarter results) as compared to an inventory charge of $1.2 million for unsaleable and excess inventories in the 2009 nine month period.

Imperial’s gross margin on sales from its Connecticut farm, excluding the charges for unsaleable and excess inventories in the 2010 and 2009 nine month periods, decreased from 15.6% in the 2009 nine month period to 10.5% in the 2010 nine month period as a result of lower pricing and, to a lesser extent, higher costs in the 2010 nine month period.

Imperial’s selling, general and administrative expenses decreased from approximately $3.3 million in the 2009 nine month period to approximately $2.7 million in the 2010 nine month period.  The lower selling, general and administrative expenses in the 2010 nine month period as compared to the 2009 nine month period principally reflects $0.4 million of lower expenses from a reduction in headcount of sales and administrative personnel as a result of the shutdown of the Florida farm, $0.1 million of lower bad debt expenses and a $0.1 million net reduction in all other general and administrative expenses.  As a percentage of net sales, Imperial’s selling, general and administrative expenses increased from 17.1% in the 2009 nine month period to 19.6% in the 2010 nine month period as the effect of the expense reductions were not proportionate to the reduction in net sales resulting from the shutdown of Imperial’s Florida farm in fiscal 2009.

Griffin’s general corporate expense decreased from approximately $3.4 million in the 2009 nine month period to approximately $3.0 million in the 2010 nine month period.  The decrease of $0.4 million in general corporate expense principally reflects a $0.2 million decrease in expenses related to Griffin’s non-qualified savings plan, a decrease of $0.1 million in incentive compensation expense and a decrease of $0.1 million in audit expense, due principally to timing.

Griffin’s consolidated interest expense increased to $3.4 million in the 2010 nine month period from $2.5 million in the 2009 nine month period due principally to an increased debt level in the 2010 nine month period.  Griffin’s average outstanding debt in the 2010 nine month period was $65.6 million as compared to $52.7 million in the 2009 nine month period.  The increased debt principally reflects borrowings under a $12 million nonrecourse mortgage that financed a significant portion of the 304,000 square foot Tradeport warehouse built in fiscal 2009 and the $4.3 million mortgage taken out in the 2010 first quarter on the industrial building in Breinigsville, Pennsylvania that was acquired in the 2010 first quarter.

Griffin’s effective income tax rate was (38.4%) for the 2010 nine month period, as compared to (37.3%) for the 2009 nine month period.  The higher effective tax rate in the 2010 nine month period reflects the effect of state income taxes.  Griffin’s effective tax rate for the 2010 nine month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.1 million in the 2010 nine month period as compared to $9.0 million in the 2009 nine month period.  Net cash provided by operating activities in the 2010 nine month period includes $0.5 million of cash generated from the sales of short-term investments as compared to $8.1 million of cash generated from the sales of short-term investments in the 2009 nine month period.  Excluding the proceeds from the sales of short-term investments in each nine month period, Griffin had net cash provided by operating activities of $3.6 million in the 2010 nine month period as compared to $0.9 million in the 2009 nine month period.  The change in cash provided by operating activities in the 2010 nine month period as compared to the 2009 nine month period principally reflects a reduction in accounts receivable at Imperial in the current year as compared to an increase in Imperial’s accounts receivable in the prior year, due principally to the lower sales at Imperial, and a higher reduction in inventory at Imperial in the 2010 nine month period as compared to the 2009 nine month period. The reduction in Imperial’s inventory reflects management’s ongoing efforts to reduce inventory to levels in line with expected sales demand and the $1.0 million of crop losses incurred in the 2010 third quarter.

In the 2010 nine month period, Griffin had net cash of $9.4 million used in investing activities as compared to net cash of $15.5 million used in investing activities in the 2009 nine month period.  The net cash used in investing activities in the 2010 nine month period principally reflects $5.4 million paid for the acquisition of the fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania.  The total purchase price of the building was $6.4 million, of which approximately $1.0 million was paid as a deposit in the 2009 fourth quarter.  Additions to real estate held for sale or lease were $3.8 million during the 2010 nine month period and additions to property and equipment were $0.1 million during the 2010 nine month period.  The additions to real estate held for sale or lease in the 2010 nine month period includes the purchase of approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania, which closed in the 2010 second quarter.  The land was purchased for approximately $1.8 million, before acquisition expenses, and is located in a major industrial area in the Lehigh Valley.  The acquired land has approvals for the development of two industrial buildings totaling approximately 530,000 square feet.  This transaction, along with the purchase of the 120,000 square foot industrial building in nearby Breinigsville, Pennsylvania are Griffin’s first real estate acquisitions outside of the Hartford, Connecticut market, where Griffin Land’s core real estate holdings are located.  The balance of the additions to real estate held for sale or lease are principally for tenant improvements related to Griffin Land’s new leases in the current year. The additions to real estate held for sale or lease in the 2009 nine month period of $15.5 million principally reflected construction of the 304,000 square foot Tradeport building that was ongoing during that period.

Net cash provided by financing activities was $1.9 million in the 2010 nine month period as compared to net cash provided by financing activities of $11.1 million in the 2009 nine month period.  The net cash provided by financing activities in the 2010 nine month period reflects $4.5 million of proceeds from new borrowings, comprised of $4.3 million from a new nonrecourse mortgage with NewAlliance Bank on the 120,000 square foot industrial building acquired in Pennsylvania and $0.2 million from the final borrowings under the construction to permanent mortgage loan with Berkshire Bank.  The new mortgage with NewAlliance Bank has a fixed interest rate of 6.5% and a ten-year term with payments based on a twenty-five year amortization schedule.  In addition, Griffin received $0.2 million of cash from the exercise of stock options.  The proceeds from debt and cash received from the exercise of stock options were partially offset by dividend payments totaling $1.5 million on Griffin’s common stock, $1.2 million for payments of principal on Griffin Land’s nonrecourse mortgages and $0.1 million of debt issuance costs. The net cash provided by financing activities in the 2009 nine month period principally reflected proceeds from new borrowings partially offset by cash used for the repayment of debt, including $7.4 million for the repayment of a nonrecourse mortgage that came due in fiscal 2009, the payment of dividends on Griffin’s common stock and debt issuance costs.

As of August 28, 2010, the entire balance of Griffin’s 6.08% nonrecourse mortgage due January 1, 2013 ($7.2 million) is included in the current portion of long-term debt.  Griffin has classified this mortgage as current because, for the twelve month period ending December 31, 2010, Griffin expects that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage (the “debt service coverage covenant”) will be less than the 1.25 required under the mortgage.  The debt service coverage covenant for the twelve months ended December 31, 2009, was waived by the bank as Griffin would not have been in compliance at that measurement date.  Griffin currently expects to obtain a waiver from the bank for the debt service coverage covenant for the twelve months ending December 31, 2010, prior to that date, although there can be no such assurance that the bank will grant such a waiver.

Griffin’s payments (including principal and interest) under contractual obligations as of August 28, 2010 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$87.2	$5.7	$17.6	$27.5	$36.4
Revolving Line of Credit	2.5	—	2.5	—	—
Capital Lease Obligations	0.1	0.1	—	—	—
Operating Lease Obligations	0.7	0.2	0.5	—	—
Purchase Obligations (1)	0.9	0.8	0.1	—	—
Other (2)	2.3	—	—	—	2.3
	$93.7	$6.8	$20.7	$27.5	$38.7

(1)           Includes obligations for the purchase of plants and raw materials by Imperial and construction of tenant improvements related to recently signed leases.

(2)           Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

Subsequent to the end of the 2010 third quarter, Griffin Land entered into an Option and Real Estate Purchase and Sale Agreement with a private company homebuilder whereby in exchange for a payment of $100,000, the homebuilder obtained an option to purchase the remaining twenty-five residential lots of Stratton Farms, a residential development in Suffield, Connecticut.  Under the terms of the agreement, if the homebuilder exercises its option to purchase all of the residential lots, Griffin Land would receive proceeds that would range from approximately $2.4 million to approximately $2.9 million, depending upon the timing of the lot purchases, over a three-year period and consequently expects to recognize a gain when the lots are sold.  Purchases are scheduled annually over the three-year period, and the buyer’s failure to complete any scheduled purchase on a timely basis would terminate the buyer’s option. The agreement includes a short contingency period whereby the homebuilder may terminate the agreement if the results of its tests and investigations of the land reveal an unsatisfactory result, condition or circumstance or if the homebuilder is unable to secure financing upon terms satisfactory to the homebuilder.  If the agreement is terminated by the homebuilder during the contingency period, the homebuilder is entitled to a refund of the amount paid. There is no guarantee that this transaction will be completed under its current terms, or at all.

Griffin Land has also entered into an Agreement of Purchase and Sale with a local homebuilder to acquire approximately 57 acres of undeveloped land held by Griffin Land in Granby, Connecticut for development into residential lots. The closing on the transaction is contingent on the buyer obtaining all required land use approvals for its residential subdivision plans.  Proceeds from this transaction would be a minimum of $0.6 million, but could be higher depending on the number of residential lots to be developed.  Closing on this transaction, if it occurs, would not be anticipated until mid-2011.  There is no guarantee that this transaction will be completed under its current terms, or at all.

In the near-term, Griffin plans to continue to invest in its real estate business, including expenditures to build out interiors of its buildings as leases are completed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of properties principally outside of the Hartford, Connecticut market.  Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of Griffin Land’s currently vacant space is leased.  Griffin Land may commence speculative construction on the undeveloped Lehigh Valley land recently acquired if management believes that such development would be sufficiently profitable.  Griffin Land may also commence construction of a new building on any of its undeveloped land if it is able to secure a tenant for a build-to-suit facility.

As of August 28, 2010, Griffin had cash and cash equivalents of approximately $5.8 million and unused borrowing capacity of $7.5 million under its $10 million credit line with Doral Bank.  Subsequent to the end of the 2010 third quarter, Griffin received an income tax refund of approximately $6.7 million.  Management believes that its cash and cash equivalents on hand at August 28, 2010, the income tax refund received and unused borrowing capacity under its credit line are sufficient to meet Griffin’s seasonal working capital requirements, the continued investment in Griffin’s real estate assets and the payment of quarterly dividends on its common stock.  Griffin may also continue to seek other nonrecourse mortgage placements on its properties.  Griffin Land’s real estate portfolio currently includes seven buildings aggregating approximately 750,000 square feet that are not mortgaged.  Griffin also expects to continue to seek to purchase either or both land and buildings in markets principally outside of the Hartford, Connecticut area.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of currently vacant space, construction of additional facilities in the real estate business, the ability to obtain additional mortgage financing, development of the 51 acre land parcel recently acquired, completion of land sales currently under contract,  Imperial’s potential sales opportunities resulting from the announced exit of two competitors from the landscape nursery business and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  As of August 28, 2010, Griffin had $22.8 million of variable rate debt outstanding, including $20.3 million for which Griffin had entered into interest rate swap agreements that effectively fixed the interest rate on that debt.  Because the remaining variable rate debt includes a provision establishing a minimum interest rate, a 1% increase in the benchmark interest rate on which the variable rate debt is based would not have increased Griffin’s interest expense.

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

10.39	$10,000,000 Promissory Note (Revolving Line of Credit) dated February 27, 2009 (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)

10.40	Loan and Security Agreement dated July 9, 2009 between Griffin Land & Nurseries, Inc. and People’s United Bank (incorporated by reference to Form 10-Q dated May 29, 2010, filed July 7, 2010)

10.41	$10,500,000 Promissory Note dated July 9, 2009 (incorporated by reference to Form 10-Q dated August 29, 2009, filed October 8, 2009)

10.42 *	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank

10.43	$4,300,000 Promissory Note dated January 27, 2010 (incorporated by reference to Form 10-Q dated February 27, 2010, filed April 8, 2010)

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: October 6, 2010		Frederick M. Danziger
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: October 6, 2010	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer