Form 10-K
period 2010-11-27
GRIFFIN LAND & NURSERIES INC
filed 2011-02-10
CIK 1037390

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 27, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, was approximately $67,908,000 based on the closing sales price on The NASDAQ Stock Market LLC on May 28, 2010, the last business day of the registrant's most recently completed second quarter. Shares of Common Stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 1, 2011, 5,124,204 shares of common stock were outstanding.

 PART I

ITEM 1.    BUSINESS.

        Griffin Land & Nurseries, Inc. ("Griffin") and its subsidiaries comprise principally a real estate business and a landscape nursery business. Griffin is engaged in two lines of business: (1) a real estate business comprised of (a) the ownership, construction, leasing and management of commercial and industrial properties and (b) the development of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts; and (2) a landscape nursery business comprised of the growing of containerized plants for sale principally to independent retail garden centers, rewholesalers, whose main customers are landscape contractors, and mass merchandisers. Griffin was incorporated in 1970.

        Griffin also owns an approximate 4% interest in Centaur Media plc, a publicly held magazine and information services publisher based in the United Kingdom, and an approximate 14% interest in Shemin Nurseries Holding Corp., a private company that operates a landscape nursery distribution business through its subsidiary, Shemin Nurseries, Inc. ("Shemin Nurseries").

        Griffin does not maintain a corporate website. Griffin's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and the proxy statement for Griffin's Annual Meeting of Stockholders can be accessed through the SEC website at www.sec.gov.

Real Estate Business

        Griffin's real estate division, Griffin Land, is directly engaged in the real estate development business. Through fiscal 2009, Griffin's development activities were carried out on parts of its land in Connecticut and Massachusetts and all of Griffin Land's real estate assets, including buildings and undeveloped land were located in the Hartford, Connecticut area, primarily in the north submarket of Hartford. In the 2010 first quarter, Griffin completed its first acquisitions of real estate assets outside of the Hartford, Connecticut area, by purchasing a fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania and a 51 acre parcel of undeveloped land in Lower Nazareth, Pennsylvania. Both the building and undeveloped land acquired are located in the Lehigh Valley region of Pennsylvania.

        Griffin Land develops portions of its properties for industrial, commercial and residential use and expects to continue to sell some of its land holdings either before or after obtaining development approvals. Griffin Land also will continue to seek to acquire and develop properties not presently owned, including land and buildings outside the Hartford area. Generally, any properties acquired in areas in which Griffin Land does not presently own property are expected to be within a few hours driving time from Hartford, Connecticut. The headquarters for Griffin Land is in Bloomfield, Connecticut.

        Griffin Land currently owns thirty buildings comprising approximately 2.5 million square feet. Approximately 76% of the square footage owned is industrial/warehouse space, with the balance principally being office/flex space. As of November 27, 2010, Griffin Land's industrial/warehouse space had a 79% occupancy rate while Griffin Land's office/flex space had an 84% occupancy rate. Griffin Land uses nonrecourse mortgages to partly finance its real estate development activities, and as of November 27, 2010, approximately $63.0 million was outstanding on such loans. In fiscal 2010, Griffin Land's profit from its leasing activities including general and administrative expenses and before depreciation and amortization expenses was $9.6 million (see note (a) on page 26 under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Fiscal 2010 Compared to Fiscal 2009), while debt service on its nonrecourse mortgage debt was $5.7 million.

        In the greater Hartford area, there are a number of warehouse facilities, some of which are fully or partially vacant, that are competitive with Griffin Land's warehouse and light industrial facilities. Additional capacity in the industrial market could adversely affect Griffin Land's operating results from its leasing business by potentially resulting in longer times to lease vacant space, eroding lease rates in Griffin Land's properties or hindering renewals by existing tenants. In the last two years, however, there has been practically no new development of industrial space in the north submarket of Hartford other than Griffin Land's development in fiscal 2009 of a pre-leased warehouse for Tire Rack, Inc. ("Tire Rack") and there has not been any significant absorption of competitive vacant space. There can be no assurance as to the direction of the real estate market in this region in the near future.

        As a result of the weak economy, market activity for the leasing of industrial space in the Hartford market has been slow for the past two years. Market activity for office/flex space has also been slow during that time, however, in fiscal 2010, Griffin Land entered into several new leases for an aggregate of 81,000 square feet of previously vacant office/flex space. All of the new leasing of office/flex space by Griffin Land in fiscal 2010 reflected the relocation of tenants from other buildings in the Hartford area to Griffin Land's buildings. Griffin Land believes that it benefits from its reputation as a stable company with sufficient resources to meet its obligations and deliver space to tenants timely and in accordance with the terms of the lease agreement. New leasing of industrial space by Griffin Land was minimal in fiscal 2010, as only a short-term lease for 11,000 square feet was signed. During fiscal 2010, Griffin Land was able to renew and/or extend several leases aggregating approximately 259,000 square feet, mostly of industrial space, including the extension for an additional nine years of the full building lease in the Breinigsville, Pennsylvania building acquired in the fiscal 2010 first quarter. However, leases aggregating 76,000 square feet, of mostly industrial space, expired in fiscal 2010 and were not renewed.

        In fiscal 2009, Griffin Land leased approximately 298,000 square feet, comprised of approximately 257,000 square feet of warehouse/light industrial space and approximately 40,000 square feet of single story office/flex space. The leasing of warehouse/light industrial space reflected the 257,000 square feet leased to Tire Rack, a private company that leased the new approximately 304,000 square foot build-to-suit building in New England Tradeport ("Tradeport"), Griffin Land's industrial park in Windsor and East Granby, Connecticut. The lease with Tire Rack requires Tire Rack to lease the entire building no later than the start of the sixth year (August 2014) of its ten-year lease. The lease of approximately 40,000 square feet in a single story office/flex building reflects leasing to a single tenant an entire building in Griffin Center South that had been vacant. In fiscal 2009, leases aggregating approximately 89,000 square feet expired and were not renewed.

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

        In fiscal 2010, Griffin Land closed on two property sales, the sale of four of Griffin Land's remaining twenty-five lots at Stratton Farms, a residential development in Suffield, Connecticut, which generated revenue of $0.4 million and the sale of a five acre parcel of undeveloped land in Bloomfield, Connecticut, which generated revenue of $0.1 million. The sale of the four Stratton Farms residential lots was the first closing under an option agreement whereby a regional homebuilder may purchase all of Griffin Land's remaining Stratton Farms residential lots (see the section entitled "Residential Developments-Suffield" in this Item on page 8). The decline in the residential real estate market and tightening of credit availability during the past three years has adversely affected Griffin Land's real estate development activities. The softening of the residential real estate market could result in lower selling prices for Griffin Land's undeveloped land intended for residential use or delay the sale of such land. The tightening of the credit markets could also adversely impact future financing of Griffin

Land's office and industrial facilities and adversely impact the financing of potential acquisitions of real estate assets.

        There were no property sales in fiscal 2009. Property sales revenue in fiscal 2008 included the sale of approximately 75 acres of undeveloped land in Simsbury, Connecticut, which was sold to the Town of Simsbury for open space as part of the settlement of litigation related to Meadowood, Griffin Land's proposed residential development (see the section titled "Residential Developments-Simsbury" in this Item on page 8). Griffin received $0.5 million in cash at the closing, and an additional $2.2 million is being paid by the town in four installments from 2009 through 2012. The first two installments of $0.5 million each (including interest) were received in fiscal 2009 and fiscal 2010. Also in fiscal 2008, Griffin Land recognized the remaining amounts of revenue and profit that had been deferred from the fiscal 2006 sale of undeveloped land in Tradeport to Walgreen Co. ("Walgreen"). Although all of the cash proceeds from that sale were received in fiscal 2006, because that transaction was accounted for using the percentage of completion method, a portion of the revenue and profit from that sale was initially deferred and recognized in subsequent periods as the required road improvements were made. As of November 29, 2008, all of the required road improvements were completed.

        Griffin Land's development of its land is affected by regulatory and other constraints. Subdivision and other residential development issues may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Commercial and industrial development activities for Griffin Land's undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies.

  Commercial and Industrial Developments

  New England Tradeport

        The major portion of Griffin Land's commercial and industrial development effort has been focused on Tradeport, the 600 acre industrial park near Bradley International Airport and Interstate 91, located in Windsor and East Granby, Connecticut. Within Tradeport, Griffin Land built and owns approximately 1,465,000 square feet of warehouse and light manufacturing space in thirteen buildings, of which approximately 72% was leased as of November 27, 2010. Tradeport also contains a large distribution facility built by Walgreen on land purchased from Griffin Land in fiscal 2006 (see below) and a bottling and distribution plant built by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin Land in the early 1990s.

        In fiscal 2009, Griffin Land completed a build-to-suit warehouse and light manufacturing building in Tradeport of approximately 304,000 square feet. Construction of this new facility commenced upon Griffin Land entering into a ten-year lease with Tire Rack, a private company that is using this facility as its northeast distribution center. Tire Rack currently pays rent on 257,000 square feet of the building but pays for the operating expenses of the entire building. No later than the beginning of the sixth year of the lease, August 2014, Tire Rack is required to pay rent on the entire building. The lease also contains provisions for a potential expansion that would increase the size of the building up to approximately 450,000 square feet.

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

        As of November 27, 2010, approximately $63.1 million was invested (net book value) in buildings owned by Griffin Land that are located in Tradeport and approximately $4.1 million was invested (net book value) by Griffin Land in the undeveloped land there. As of November 27, 2010, ten of Griffin

Land's Tradeport buildings were mortgaged for an aggregate of approximately $47.0 million. Two Tradeport buildings built in fiscal 2007 and an older Tradeport building, aggregating approximately 373,000 square feet, are currently not mortgaged. A summary of Griffin Land's square footage owned and leased in Tradeport at the end of each of the past three fiscal years and leases in Tradeport scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2008	1,161,000	893,000	77%
November 2009 (a)	1,465,000	1,104,000	75%
November 2010 (a)	1,465,000	1,052,000	72%

	2011		2012	2013
Square footage of leases expiring	195,000	(b)	82,000	80,000
Percentage of currently leased space	19%		8%	8%

(a)
The square footage leased does not include approximately 47,000 square feet of space on which Tire Rack pays operating expenses and is required to occupy no later than August 2014, the beginning of the sixth year of its lease.

(b)
In January 2011, a lease for approximately 48,000 square feet that was scheduled to expire in 2011 was renewed for four years.

        In connection with the fiscal 2006 sale to Walgreen of approximately 130 acres of undeveloped land in Tradeport, the State Traffic Commission of Connecticut (the "STC") approved a revised STC Certificate that allowed Griffin Land to construct an additional approximate 1.1 million square feet of light manufacturing and warehouse space on certain parcels in Tradeport. In fiscal 2009, the STC Certificate for the Windsor land in Tradeport was amended to permit an additional 350,000 square feet to be built (resulting in a total of 1.45 million approved square feet) in connection with granting approval for the approximately 304,000 square foot build-to-suit building that Griffin Land built in fiscal 2009 for Tire Rack's occupancy. As a result of receiving the amended STC Certificate, Griffin Land received approval to build this new building in addition to all of the square footage allowed under the previous certificate. Through fiscal 2010, Griffin Land has built approximately 679,000 square feet of the 1.45 million approved square feet. The balance of the space that has been approved is expected to be built over time as demand warrants. Upon construction of all of the additional square footage permitted under the STC Certificate, there will remain for future development an additional approximately 152 acres of undeveloped Tradeport land in Windsor and a contiguous 36 acre parcel of undeveloped land in East Granby. There are no STC or other approvals currently in place (other than zoning in the case of Windsor) for the development of this additional land, and Griffin Land believes that infrastructure improvements, which may be significant, may be required to obtain approvals to develop this land.

        Griffin Land intends to continue to direct much of its real estate efforts on the construction and leasing of its warehouse and light manufacturing facilities at Tradeport. Griffin Land currently owns some other nearby land not part of Tradeport that may be appropriate for such development over a longer term and that will require substantial additional site preparation and zoning approvals.

  Griffin Center and Griffin Center South

        Griffin's other substantial commercial development is the combination of its buildings in Griffin Center in Windsor and Bloomfield, Connecticut and Griffin Center South in Bloomfield. Together these master planned developments comprise approximately 600 acres and as of November 27, 2010, approximately 63% has been developed with approximately 2,165,000 square feet of office and industrial space. Griffin Land owns approximately 617,000 of the 2,165,000 square feet of developed space. In fiscal 2007, Griffin Land sold approximately 73 acres of undeveloped land in Griffin Center to The Hartford Insurance Company ("The Hartford"), which built an approximately 460,000 square foot office building.

        Griffin Center currently includes eleven office buildings (including the building built by The Hartford), a flex building and a small restaurant, five of which are owned by Griffin Land. Griffin Land currently owns two multi-story office buildings that have an aggregate of approximately 161,000 square feet, a single story office building of approximately 48,000 square feet, a 165,000 square foot flex building used principally as office, data center and call center space and the small restaurant building. As of November 27, 2010, approximately $19.2 million was invested (net book value) in Griffin Land's buildings in Griffin Center and approximately $1.3 million was invested by Griffin Land in the undeveloped land there. Griffin Land's two multi-story office buildings and its light manufacturing building in Griffin Center are separately mortgaged for an aggregate of approximately $11.7 million, and Griffin Land's single story office building is included as collateral under Griffin's $10 million revolving line of credit. There were no borrowings under the revolving line of credit as of November 27, 2010.

        In fiscal 2010, Griffin Land completed several new leases in Griffin Center for an aggregate of 51,000 square feet. There were no new leases completed by Griffin Land in its Griffin Center properties in fiscal 2009, and in that year, leases aggregating approximately 42,000 square feet expired and were not renewed, including a lease for approximately 37,000 square feet to The Hartford, which relocated into its new facility (see above). As of November 27, 2010, approximately 317,000 square feet of Griffin Land's buildings was leased, comprising approximately 83% of Griffin Land's total space in Griffin Center. A summary of Griffin Land's square footage owned and leased in Griffin Center at the end of each of the past three fiscal years and leases in Griffin Center scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2008	382,000	316,000	83%
November 2009	382,000	274,000	72%
November 2010	382,000	317,000	83%

	2011	2012	2013
Square footage of leases expiring	—	37,000	5,000
Percentage of currently leased space	—	12%	1%

        Griffin Center South is a 130 acre tract with sixteen buildings of single story office, flex and storage space. Griffin Land currently owns nine buildings in Griffin Center South with an aggregate of approximately 235,000 square feet, of which approximately 217,000 square feet is single story office and flex space and 18,000 square feet is storage space. In fiscal 2010, Griffin Land completed two new leases aggregating approximately 31,000 square feet in its Griffin Center South properties. The only new lease completed in fiscal 2009 was a ten-year lease of an entire approximately 40,000 square foot single story office/flex building that had been vacant.

        As of November 27, 2010, approximately $8.8 million was invested (net book value) in Griffin Land's buildings in Griffin Center South and approximately $0.4 million was invested by Griffin Land in the undeveloped land there. As of November 27, 2010, eight of Griffin Land's nine properties in Griffin Center South, aggregating approximately 195,000 square feet, are included as collateral under Griffin's $10 million revolving line of credit. There were no borrowings under the revolving line of credit as of November 27, 2010. Undeveloped land remaining in Griffin Center South is sufficient to build at least two additional buildings aggregating approximately 175,000 square feet.

        As of November 27, 2010, approximately 202,000 square feet of space in the Griffin Center South buildings owned by Griffin Land was leased, comprising 86% of Griffin Land's total space in Griffin Center South. A summary of Griffin Land's square footage owned and leased in Griffin Center South at the end of each of the past three fiscal years and leases in Griffin Center South scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 2008	235,000	136,000	58%
November 2009	235,000	177,000	75%
November 2010	235,000	202,000	86%

	2011	2012	2013
Square footage of leases expiring	38,000	27,000	9,000
Percentage of currently leased space	19%	13%	4%

  Other Industrial Properties

        In the fiscal 2010 first quarter, Griffin Land completed its first acquisition of property outside of the Hartford, Connecticut area, acquiring a fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania. Subsequent to the purchase of this Pennsylvania industrial building, Griffin Land and the tenant agreed on a nine year extension of the lease, which now runs through 2025. As a result of the acquisition of the industrial building in Pennsylvania, Griffin Land owns three industrial buildings aggregating approximately 458,000 square feet that are located outside of its core office and industrial parks. The other two industrial buildings are a 308,000 square foot building in Manchester, Connecticut and a 31,000 square foot warehouse building in Bloomfield, Connecticut. All of these buildings are fully leased. As of November 27, 2010, approximately $19.8 million was invested (net book value) in these three buildings. The industrial building in Pennsylvania is mortgaged for approximately $4.2 million as of November 27, 2010, while the two Connecticut buildings have not been mortgaged.

        The Manchester facility is leased to an affiliate of Raymour & Flanigan. That building was acquired in fiscal 2006 as part of a Section 1031 exchange whereby income taxes related to the gain on the June 2006 land sale to Walgreen and a smaller 2006 land sale were deferred. In addition to other customary terms, the lease agreement with Raymour & Flanigan includes an option, with certain conditions, exercisable by Griffin Land, for Griffin Land to sell the property to the lessee, and another option, exercisable by the lessee, to purchase the property from Griffin Land, during different periods of the lease term at a price that has been agreed upon. Griffin's option to put the building to the lessee terminates in September 2011, and the lessee's option to purchase the building commences at that time.

        Griffin Land's industrial building in Bloomfield, Connecticut that is not part of an industrial park is on a site that has approximately 24 acres of undeveloped land and abuts an approximately 244 acre parcel of undeveloped land also owned by Griffin Land. Griffin Land is currently in the process of obtaining approvals for roadwork that would connect the undeveloped land on both parcels for future development purposes that would result in an approximately 268 acre site, located partly in Bloomfield and partly in Windsor, Connecticut.

        Griffin Land may seek to acquire additional developed and/or undeveloped land parcels both in Connecticut and elsewhere to expand the industrial/warehouse portion of its real estate business. Griffin Land continues to examine potential sites in the northeast and mid-Atlantic areas for potential acquisition.

        Also, in the 2010 first quarter, Griffin Land acquired approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania. The purchase price for the land was approximately $1.8 million plus acquisition expenses. The undeveloped land is located in a major industrial area of the Lehigh Valley and is expected to support the development of two industrial buildings totaling approximately 530,000 square feet. Griffin Land may commence speculative construction on the undeveloped Lehigh Valley land if management believes that such development would be sufficiently profitable.

  Residential Developments

  Simsbury

        Several years ago, Griffin Land filed plans for the creation of a residential community, called Meadowood, on a 363 acre site in the Town of Simsbury, Connecticut. After several years of litigation with the town regarding this proposed residential development, a settlement was reached. The settlement terms included, among other things, approval for up to 299 homes, certain remediation measures to be performed by Griffin Land and the purchase by the Town of a portion of the Meadowood land for Town open space. The sale of land to the town closed in fiscal 2008. Development of Meadowood remains subject to receiving certain environmental approvals from government agencies, including the Army Corps of Engineers and the Connecticut Department of Environmental Protection, which Griffin Land is seeking to obtain. As of November 27, 2010, the book value of the land for this proposed development, including design, development and legal costs, was approximately $4.8 million.

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

  Suffield

        In fiscal 2006, Griffin Land completed the infrastructure for a fifty lot residential subdivision in Suffield called Stratton Farms. Griffin Land sold a total of twenty-five residential lots in Stratton Farms to a local homebuilder in fiscal 2006 and fiscal 2007, however, the homebuilder did not exercise its option to purchase additional residential lots, thereby canceling its option to acquire the remaining Stratton Farms lots. The homebuilder's decision not to purchase any lots after 2007 was attributed to the weakening of the residential real estate market. In 2009, the homebuilder that purchased the twenty-five Stratton Farms lots entered into bankruptcy proceedings, and the remaining unsold lots held by that homebuilder were foreclosed on by a local bank and sold to a private company regional homebuilder.

        In fiscal 2010, Griffin Land entered into an agreement with that regional homebuilder whereby in exchange for a payment of $100,000, the homebuilder obtained an option to purchase the remaining twenty-five residential lots of Stratton Farms. Under the terms of the agreement, if the homebuilder exercises its option to purchase all of the residential lots, Griffin Land would receive proceeds that would range from approximately $2.4 million to approximately $2.9 million, depending upon the timing of the lot purchases, over the three-year period from October 2010 through October 2013. The buyer's failure to complete any scheduled purchase in accordance with the terms and within the agreed upon timeframe would terminate the option. In accordance with the agreement's timeline, Griffin Land closed on the sale of the first four lots in the fiscal 2010 fourth quarter, and as of November 27, 2010, held the remaining twenty-one lots. There is no guarantee that the remaining lot sales will be completed under the agreement's current terms, or at all.

  Other

        In fiscal 2010, Griffin Land leased approximately 751 acres of undeveloped land in Connecticut and Massachusetts to local farmers. Approximately 690 acres and 658 acres were leased to local farmers in fiscal 2009 and fiscal 2008, respectively. The revenue generated from the leasing of farmland is not material to Griffin Land's total revenue.

        Griffin Land is evaluating its other properties for development or sale in the future. Griffin Land anticipates that obtaining subdivision approvals in many of the towns where it holds land appropriate for residential subdivision will be an extended process.

Landscape Nursery Business

        The landscape nursery business of Griffin is operated by its wholly owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial grows containerized landscape nursery plants for sale to independent garden centers, rewholesalers, whose main customers are landscape contractors, and mass merchandisers. Imperial's major markets are in the Northeast and mid-Atlantic areas of the United States. The landscape nursery industry is extremely fragmented, and Imperial believes it is one of the larger regional growers of landscape nursery products in the Northeast.

        Through the 2009 third quarter, Imperial had two growing operations, its farm in Granby and East Granby, Connecticut on land owned by Griffin (approximately 445 acres currently used) and its farm in Quincy, Florida on land owned by Imperial (approximately 490 acres used). Substantially all of the useable contiguous acreage suitable for the container-growing operations in Connecticut is used, and a large portion of such acreage in northern Florida was used in the growing operations prior to the shutdown of the Florida farm. Imperial continues to operate its farm in Granby, Connecticut and also uses approximately 35 acres of land in Connecticut to grow liners (starter plants) in the field for transplanting into containers.

        In the 2009 third quarter, Imperial shut down its Quincy, Florida farm, which represented all of Imperial's growing operations in Florida. The shutdown of the Florida farm reflected the difficulties that the farm encountered in delivering product to most of Imperial's major markets, which are located in the Northeast and mid-Atlantic areas of the United States. Imperial was unable to develop sufficient volume in southern markets that are closer to its Florida farm to reduce that farm's dependence on shipping product substantial distances. The closure of the Florida farm enables Imperial to focus as a regional grower with most of its major markets within close proximity of its Connecticut farm. Griffin reported charges totaling $8.9 million in connection with the restructuring of its landscape nursery business in its fiscal 2008 consolidated statement of operations as a result of the shutdown of Imperial's Florida farm. Of this amount, $7.2 million related to the writedown of inventories and was included in costs of landscape nursery sales and $1.7 million reflected the writeoff of fixed assets and severance payments and was reported as a restructuring charge on Griffin's fiscal 2008 consolidated statement of operations. Because the majority of the charge for the shutdown of the Florida farm was a non-cash charge that reflected the expected disposition of inventories below their carrying values at the time of sale, the closing of the Florida farm resulted in approximately $3.5 million of cash flow.

        The closing of the Florida farm leaves only the Connecticut farm operations to produce a sufficient amount of gross profit to cover Imperial's overhead and generate an operating profit. Imperial believes that it will need average net selling prices to at least return to levels existing before the economic downturn of the past three years to achieve that objective. In fiscal 2009, costs of landscape nursery sales included a credit of $0.2 million for the difference between the amount estimated to be recovered from the sale of the remaining Florida inventories and actual results.

        In the 2009 third quarter, Imperial entered into a six-year lease of its Florida farm to Tri-B Nursery, Inc. ("Tri-B"), a private company. The lease agreement with Tri-B includes an option for Tri-B to purchase the Florida farm at any time during the lease period at an agreed upon price. In December 2010, Tri-B was sold to a private company and the lease of the Florida farm was assigned to the new owner. Imperial believes that the new owner of Tri-B intends to continue to use that facility in its operations, but there can be no assurance that the new owner will do so.

        Imperial's sales are extremely seasonal, peaking in spring. They are strongly affected by weather conditions, particularly in the spring planting season, and are also affected by commercial and residential building activity. The slowdown in new housing starts during the past three years and the weak economy have adversely impacted Imperial's results. Imperial expects 2011 sales to be hampered by continued weakness in the economy and an oversupply of product available in the marketplace, as other growers of landscape nursery stock seek to liquidate inventories that were not sold in 2010. Imperial's sales are made to a large variety of customers, no single one of which represented more than 10% of Imperial's total net sales in fiscal 2010, fiscal 2009 or fiscal 2008. However, in fiscal 2010, fiscal 2009 and fiscal 2008, aggregate net sales to Imperial's ten largest customers, including mass merchandisers, accounted for 25%, 24% and 21%, respectively, of Imperial's total net sales. A significant amount of sales to independent garden centers are made through cooperative buying organizations. Approximately 21% of Imperial's total net sales in fiscal 2010 were made through buying cooperatives with 14% of Imperial's total net sales in fiscal 2010 made through one buying cooperative.

        Imperial's inventory consists principally of container-grown plants. The largest volume products of Imperial are evergreens, including rhododendron, flowering shrubs and perennials. Container-grown product is held principally from one to five years before it is sold. Several years ago, Imperial started selling some perennials and several other products as one of several licensed growers under the "Novalis" trade name. Imperial has entered into additional licensing agreements that enable it to grow and sell some branded products that are available only to a limited number of growers. These programs are directed toward increasing Imperial's sales to independent garden centers. Over the past three years, Imperial has increased the percentage of its product sold to independent garden centers and reduced its sales to mass merchant customers. Sales to independent garden centers generally have more favorable gross margins as compared with sales to other customer segments.

        Imperial continues to review ways to improve its operating results, including cost reductions for its remaining growing operations in Connecticut, changes in the relative quantities of some products currently grown, increasing sales to customer segments that are more profitable for Imperial and possible changes in the potting and growing cycles for some of its containerized production. In response to the difficult industry conditions, Imperial reduced its production of new plants in 2009 and 2010. These changes resulted in a reduction of inventory levels over the past two years. Imperial does not expect any further significant reductions in its inventory level over the next few years. Any changes to improve operating results materially, if successful, taking into account the growing cycles of the related plants, will take a substantial period of time to be reflected in Imperial's operating results.

        In fiscal 2010, Imperial's cost of goods sold includes a charge of $1.0 million for crop losses due to changes in plant fertilization methods that were made in 2010 to improve plant quality and reduce growing costs; however, due to a combination of factors including extremely hot and dry weather in fiscal 2010, the changed fertilization methods negatively affected some varieties, particularly rhododendron and certain other broadleaf evergreens. The crop losses incurred in fiscal 2010 are not expected to have a significant impact on fiscal 2011 net sales, as most of the units lost would generally not have become saleable until the latter part of fiscal 2011, but will result in fewer plants available for sale in fiscal 2012. Imperial has purchased some inventory from other growers to replace a portion of the plants lost, but a majority of the plants lost due to the fertilizing change were not replaced. In fiscal 2009, Imperial's cost of goods sold included $2.1 million for inventory losses, reflecting a higher than expected level of disposals of unsaleable product, increases to inventory reserves because the carrying costs of certain inventories exceeded their net realizable values and the writeoff of certain inventories that were not grown to maturity due to changes in product mix. In fiscal 2008, the charge for unsaleable inventories and net realizable value issues was $1.1 million, in addition to the inventory writedown recorded in connection with the shutdown of Imperial's Florida farm.

        Shipping capacity and shipping expense are major cost concerns, as the costs of shipping have increased over the past several years as a result of higher fuel costs and the need to arrange for the return of portable shelving units for subsequent shipments. Two years ago, Imperial increased its number of trucking vendors, improved the routing of shipments and purchased additional portable shelving units in order to better control its cost of shipping product to customers. Imperial has also added route trucks to increase sales and better handle smaller order quantities after the peak spring shipping season. The shutdown of the Florida farm in fiscal 2009 alleviated some of the shipping issues as Imperial no longer ships from the Florida farm to its customer base which is located principally in the Northeastern United States.

Investments

  Centaur Media plc

        Centaur Media plc ("Centaur Media") is a publicly traded company listed on the London Stock Exchange. Griffin holds 5,277,150 shares of Centaur Media and accounts for its investment in Centaur Media as an available-for-sale security. Accordingly, changes in the market value of Griffin's remaining investment in Centaur Media, including both changes in the stock price and changes in the foreign currency exchange rate, are not included in Griffin's net income but are included in Griffin's other comprehensive income.

  Shemin Nurseries Holding Corp.

        Shemin Nurseries Holding Corp. ("SNHC") is a privately held company that operates a landscape nursery distribution business. Griffin owns an approximately 14% equity interest in SNHC and accounts for its investment in SNHC under the cost method of accounting for investments.

Financial Information Regarding Industry Segments

        See Note 2 to the consolidated financial statements of Griffin for certain financial information regarding the real estate business and the landscape nursery business.

Employees

        As of November 27, 2010, Griffin employed 104 people on a full-time basis, including 79 in its landscape nursery business and 19 in its real estate business. Presently, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

Competition

        Numerous real estate developers operate in the portions of Connecticut and Massachusetts in which Griffin's real estate holdings are concentrated. In the Lehigh Valley region of Pennsylvania, where Griffin recently acquired an industrial building and a parcel of undeveloped land, there are also numerous competitors, including small to large private and public/institutional real estate developers. Some of these businesses have greater financial resources than Griffin. Griffin's real estate business competes on the bases of location, price, availability of space, convenience and amenities.

        The landscape nursery business is competitive, and Imperial competes against a number of other companies, including national, regional and local growers of landscape nursery products. Some of Imperial's competitors in the landscape nursery industry are larger than Imperial. Growers of landscape nursery products compete on the bases of price, product quality, service (including delivery) and product availability.

Regulation: Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin Land may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of Griffin's land may be affected by the presence of chlordane and dieldrin, arising from the prior use of the land for farming, principally on a portion of the land that is intended for residential use. In the event that Griffin Land is unable to remediate adequately any of its land intended for residential use, Griffin Land's ability to develop such property for its intended purposes would be materially affected.

        Griffin Land periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. At this time, Griffin Land does not anticipate experiencing, in the next twelve months, any material expense in complying with such laws. Griffin Land may incur remediation costs in the future in connection with its development operations. Griffin Land is working to satisfy the Connecticut Department of Environmental Protection's requirements regarding potential remediation measures on property purchased in fiscal 2006 in Manchester, Connecticut. Such costs are not expected to be significant as compared to expected proceeds from development projects or property sales.

ITEM 1A.    RISK FACTORS.

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

         Adverse Economic Conditions and Credit Markets

        Griffin Land's real estate business may be affected by market conditions and economic challenges experienced by the U.S. economy as a whole, conditions in the credit markets or by local economic conditions in the markets in which its properties are located. Such conditions may impact Griffin's results of operations, financial condition or ability to expand its operations as a result of the following:

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

  •
  Griffin's ability to borrow on terms and conditions that it finds acceptable, or at all, may be limited, which could reduce its ability to pursue acquisition and development opportunities, refinance existing debt, and/or increase future interest expense; and

  •
  Reduced values of Griffin Land's properties may limit its ability to obtain debt financing collateralized by its properties or may limit the proceeds from such potential financings.

        Imperial's landscape nursery business also may be affected by the weakness in the U.S. economy. Landscape nursery products are a discretionary purchase, and the softening of demand for such products at the retail level may result in the reduction of orders by Imperial's independent garden center customers. Weakness in demand would also result in lower pricing, as other growers of landscape nursery products seek to liquidate inventories before product becomes unsaleable.

         Downturn in the Residential Real Estate Market

        The decline in the residential real estate market may adversely affect Griffin Land's real estate development activities, including delaying the development and/or sale of Griffin Land's undeveloped land intended for residential use. The slowdown in new housing starts may also adversely affect Imperial's future results. Although Imperial only has minimal sales of product to home builders, they are the ultimate users of a portion of the product sold to Imperial's rewholesaler customer segment, which accounted for approximately 38% of Imperial's sales volume in fiscal 2010.

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

         Risks Associated with Entering New Real Estate Markets

        In fiscal 2010, Griffin Land acquired a 120,000 square foot industrial building in Breinigsville, Pennsylvania and a 51 acre parcel of undeveloped land in Lower Nazareth, Pennsylvania. These acquisitions are Griffin's Land's first purchases of properties outside of the Hartford, Connecticut market where Griffin Land's core real estate holdings are located. Griffin Land expects to continue to seek to acquire properties outside of the Hartford, Connecticut market. Operating in a real estate market that is new for Griffin Land creates additional risks and uncertainties to Griffin's operations.

         Potential Environmental Liabilities

        Griffin Land has extensive land holdings in Connecticut and Massachusetts, and in fiscal 2010 acquired an industrial building and undeveloped land in Pennsylvania. Under federal, state and local environmental laws, ordinances and regulations, Griffin Land may be required to investigate and clean up the effects of releases of hazardous substances or petroleum products at its properties because of its current or past ownership or operation of the real estate. If previously unidentified environmental problems arise, Griffin Land may have to make substantial payments, which could adversely affect its cash flow. As an owner or operator of properties, Griffin Land may have to pay for property damage and for investigation and clean-up costs incurred in connection with a contamination. The law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Changes in environmental regulations may impact the development potential of Griffin Land's undeveloped land or could increase operating costs due to the cost of complying with new regulations.

         Competition and Governmental Regulations

        Griffin Land's real estate operations compete with other properties in Griffin Land's area of operation. The construction of new facilities by competitors would increase capacity in the marketplace, and an increase in the amount of vacancies in competitors' properties and negative absorption of space could result in Griffin Land experiencing longer times to lease vacant space, eroding lease rates or hindering renewals by existing tenants. Griffin Land's real estate operations are subject to governmental regulations that affect real estate development, such as local zoning ordinances. Any changes in such regulations may impact the ability of Griffin Land to develop its properties.

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

         Risks of Agricultural and Environmental Factors

        Imperial's production of plants may be adversely affected by agricultural and environmental factors beyond its control, such as extreme cold or severe drought conditions. While management believes that Imperial's Connecticut farm has sufficient water supplies available, a severe drought could impact Imperial's ability to maintain adequately its inventory. In addition, a severe drought in Imperial's major sales markets could substantially impact Imperial's sales.

        Other agricultural or environmental factors that could materially impact Imperial's growing operations are plant diseases, pests and the improper use of herbicides, pesticides and fertilizers, as evidenced by the crop losses in fiscal 2010 that resulted from a change in fertilization methods. The occurrence of any one of these factors could materially affect Imperial's growing operations and result in a portion of Imperial's inventory becoming unsaleable.

         Concentration of Customers

        Although no single customer of Imperial accounted for more than 10% of Imperial's total net sales in fiscal 2010, Imperial's ten largest customers, including two mass merchandisers, accounted for approximately 25% of Imperial's total net sales in fiscal 2010. Management expects that a small number of customers will continue to account for a significant portion of Imperial's net sales over the next several years. Imperial has one customer with which it has a sales contract. Total revenue under that sales contract was approximately $0.6 million in fiscal 2010. Sales to independent garden centers made through buying cooperatives accounted for 21% of Imperial's total net sales in fiscal 2010, with sales through one buying cooperative accounting for 14% of Imperial's total net sales in fiscal 2010. The loss of one of Imperial's larger customers or the inability to collect accounts receivable from one of the buying cooperatives could have an adverse effect on Imperial.

        None of Griffin Land's tenants accounted for 10% or more of its total rental revenue in fiscal 2010.

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

        Griffin Land's construction activities could be adversely affected by increases in raw materials or energy costs. As petroleum and other energy costs increase, products used in the construction of Griffin Land's facilities, such as steel, masonry, asphalt, cement and building products may increase. The cost of such items increased in 2008 but have subsequently returned to lower levels. An increase in the cost of building new facilities could negatively impact Griffin Land's future operating results through increased depreciation expense. An increase in construction costs would also require increased investment in Griffin Land's real estate assets, which may lower the return on investment in new facilities in the real estate business. An increase in energy costs could lower Griffin's results from its real estate business.

         Availability of Transportation Vendors to Deliver Product

        Substantially all of Imperial's sales are delivered to customers' locations using independent contractors for trucking services. The ability to ship products timely, especially during the peak spring shipping season, could be adversely impacted by shortages in available trucking capacity or disruptions in trucking services during critical delivery periods. Significant increases in transportation costs could have a material adverse effect on Imperial's business as Imperial may not be able to pass along such increases to customers. Also, some of Imperial's customers located farthest from Imperial's Connecticut farm may choose to purchase product from local growers.

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

         The Concentrated Ownership of Griffin Common Stock by Members of the Cullman and Ernst Families

        Members of the Cullman and Ernst families (the "Cullman and Ernst Group"), which include Edgar M. Cullman and David M. Danziger, directors of Griffin, Frederick M. Danziger, director and Griffin's President and Chief Executive Officer, and Michael S. Gamzon, Executive Vice President and Chief Operating Officer of Griffin, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 48.0% of the outstanding common stock of Griffin as of November 27, 2010. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin's corporate and management policies and may limit other Griffin stockholders' ability to influence Griffin's corporate and management policies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2.    PROPERTIES.

Land Holdings

        Griffin is a major landholder in the State of Connecticut, owning approximately 3,555 acres, and also owns approximately 436 acres of land in Massachusetts and approximately 68 acres of land in Pennsylvania. In addition, Griffin owns approximately 1,066 acres in northern Florida, most of the useable portion of which was used for Imperial's growing operations or was contiguous to such operations. In fiscal 2009, Imperial shut down its Florida growing operations and entered into a six-year lease of the Florida farm to another grower. The lessee of the Florida farm also has an option to purchase that farm at any time during the lease term.

        At November 27, 2010, the book value of undeveloped land holdings, including land improvements, owned by Griffin, principally in the Hartford, Connecticut area, was approximately $19.9 million. Griffin believes the fair market value of such land is substantially in excess of its book value, including land improvements.

        Listings of the locations of Griffin's land holdings, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut and Breinigsville, Pennsylvania have been developed, and nursery real estate, are as follows:

Land Holdings

Location	Land Area
(in acres)
Connecticut
Bloomfield	320
East Granby	150
East Windsor	115
Granby	106
Manchester	30
Simsbury	785
Suffield	296
Windsor	979
Massachusetts
Southwick	436
Pennsylvania
Lower Nazareth	51
Breinigsville	17

Nursery Real Estate

Location	Land Area
(in acres)
Florida
Quincy (currently leased to another grower)	1,066
Connecticut
East Granby	424
Granby	305
Windsor	35
Simsbury	10

 Developed Properties

        As of November 27, 2010, Griffin Land owned twenty-nine industrial, flex and office buildings and a small restaurant building. A listing of those facilities is as follows:

Griffin Center
1985 Blue Hills Avenue, Windsor, CT*	Industrial building	165,000 sq. ft.
5 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
7 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
21 Griffin Road North, Windsor, CT*	Office building	48,300 sq. ft.
1936 Blue Hills Avenue, Windsor, CT	Restaurant building	7,200 sq. ft.
Griffin Center South
29-35 Griffin Road South, Bloomfield, CT*	Flex building	57,500 sq. ft.
55 Griffin Road South, Bloomfield, CT	Office/flex building	40,300 sq. ft.
340 West Newberry Road, Bloomfield, CT*	Office/flex building	39,000 sq. ft.
206 West Newberry Road, Bloomfield, CT*	Office/flex building	23,200 sq. ft.
204 West Newberry Road, Bloomfield, CT*	Office/flex building	22,300 sq. ft.
210 West Newberry Road, Bloomfield, CT*	Warehouse building	18,400 sq. ft.
330 West Newberry Road, Bloomfield, CT*	Office/flex building	11,900 sq. ft.
310 West Newberry Road, Bloomfield, CT*	Office/flex building	11,400 sq. ft.
320 West Newberry Road, Bloomfield, CT*	Office/flex building	11,100 sq. ft.
New England Tradeport
100 International Drive, Windsor, CT*	Industrial building	304,200 sq. ft.
755 Rainbow Road, Windsor, CT	Industrial building	148,500 sq. ft.
758 Rainbow Road, Windsor, CT*	Industrial building	137,000 sq. ft.
754 Rainbow Road, Windsor, CT*	Industrial building	136,900 sq. ft.
759 Rainbow Road, Windsor, CT	Industrial building	126,900 sq. ft.
75 International Drive, Windsor, CT*	Industrial building	117,000 sq. ft.
20 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
40 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
35 International Drive, Windsor, CT	Industrial building	97,600 sq. ft.
16 International Drive, East Granby, CT*	Industrial building	58,400 sq. ft.
25 International Drive, Windsor, CT*	Industrial building	57,200 sq. ft.
15 International Drive, East Granby, CT*	Industrial building	41,600 sq. ft.
14 International Drive, East Granby, CT*	Industrial building	40,100 sq. ft.
Other Properties
61 Chapel Road, Manchester, CT	Industrial building	307,700 sq. ft.
871 Nestle Way, Breinigsville, PA*	Industrial building	119,900 sq. ft.
1370 Blue Hills Avenue, Bloomfield, CT	Industrial building	30,700 sq. ft.

*
Included as collateral under one of Griffin's nonrecourse mortgages or Griffin's revolving line of credit.

        Griffin leases approximately 2,200 square feet in New York City for its executive offices.

        As with many companies engaged in real estate investment and development, Griffin holds its real estate portfolio subject to mortgage debt. See Note 11 to Griffin's consolidated financial statements for information concerning the mortgage debt associated with Griffin's properties.

ITEM 3.    LEGAL PROCEEDINGS.

        Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material to Griffin's financial position, results of operations or cash flows.

ITEM 4.    (REMOVED and RESERVED).

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                   MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the NASDAQ Stock Market LLC:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2010	$30.24	$25.40	$31.36	$27.07	$30.76	$24.30	$28.92	$24.44
2009	$37.44	$23.84	$36.91	$21.50	$34.23	$25.30	$33.22	$27.36

        On February 1, 2011, the number of record holders of common stock of Griffin was approximately 308, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the NASDAQ Stock Market LLC on such date was $30.22 per share.

Issuer Purchases of Equity Securities

        On January 30, 2007, Griffin's Board of Directors authorized the repurchase of up to 150,000 shares of Griffin's outstanding common stock through private transactions. The program to repurchase did not obligate Griffin to repurchase any specific number of shares, and could have been suspended at any time at management's discretion. In November 2007, the Board of Directors increased the number of shares authorized for repurchase under the program by 100,000 shares, and extended the program through December 31, 2008. There were no share repurchases from November 29, 2008 through December 31, 2008, when the share repurchase program expired and was not renewed.

Dividend Policy

        In fiscal 2008, fiscal 2009 and fiscal 2010, Griffin declared a cash dividend of $0.10 per share for each quarter. Griffin expects to pay quarterly dividends to its shareholders in future quarters subject to the Board of Directors' evaluation of other uses for Griffin's cash and of Griffin's liquidity.

 Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	149,611	$29.69	373,995

Note: There are no equity compensation plans that were not approved by security holders.

Stock Performance Graph

        The following graph compares the total percentage changes in the cumulative total stockholder return (assuming the reinvestment of dividends) on Griffin's Common Stock with the cumulative total return of the Russell 2000 Index from December 3, 2005 to November 27, 2010. It is assumed in the graph that the value of each investment was $100 at December 3, 2005. Griffin is not aware of any other company that substantially participates in both the landscape nursery and real estate businesses, and would therefore be suitable for comparison to Griffin as a "peer issuer" within Griffin's lines of business.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth selected statement of operations data for fiscal years 2006 through 2010 and balance sheet data as of the end of each fiscal year. The selected statement of operations financial data for fiscal 2008, fiscal 2009 and fiscal 2010 and the selected balance sheet financial data for fiscal 2009 and fiscal 2010 are derived from the audited consolidated financial statements included in Item 8 of this report. The selected financial data for fiscal 2006 and fiscal 2007 and the balance sheet data for fiscal 2008 were derived from the audited consolidated financial statements for those years.

	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$35,611	$39,199	$44,546	$59,423	$53,231
Operating (loss) profit	(3,147)	(5,360)	(11,203)	9,417	334
Gain on sale of Centaur Media common stock	—	—	—	2,873	—
(Loss) income before cumulative effect of change in accounting principle	(4,487)	(5,513)	(8,285)	8,331	(215)
Cumulative effect of change in accounting principle, net of tax (a)	—	—	—	—	(217)
Net (loss) income	(4,487)	(5,513)	(8,285)	8,331	(432)
(Loss) income per share:
Basic:
(Loss) income per share before cumulative effect of change in accounting principle	(0.88)	(1.09)	(1.64)	1.62	(0.04)
Cumulative effect of change in accounting principle, net of tax (a)	—	—	—	—	(0.04)
Net (loss) income per share	(0.88)	(1.09)	(1.64)	1.62	(0.08)
Diluted:
(Loss) income per share before cumulative effect of change in accounting principle	(0.88)	(1.09)	(1.64)	1.58	(0.04)
Cumulative effect of change in accounting principle, net of tax (a)	—	—	—	—	(0.04)
Net (loss) income per share	(0.88)	(1.09)	(1.64)	1.58	(0.08)
Balance Sheet Data:
Total assets	183,151	188,736	181,675	206,803	216,615
Working capital	24,400	35,533	33,723	61,541	65,678
Long-term debt (including current portion)	63,037	62,598	48,516	49,695	51,828
Stockholders' equity	109,067	114,746	121,160	138,903	139,614
Cash dividends declared per common share	0.40	0.40	0.40	0.10	—

(a)
In fiscal 2006, Griffin adopted the guidance contained in ASC 410 Asset Retirement and Environmental Obligations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS.

Overview

        The consolidated financial statements of Griffin include the accounts of Griffin's real estate business ("Griffin Land") and Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial").

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

          Impairment of long-lived assets:    Griffin reviews annually, as well as when conditions may indicate, its long-lived assets to determine if there are any indications of impairment, such as a prolonged vacancy. If indications of impairment are present, Griffin evaluates the carrying value of the assets in relation to undiscounted cash flows or the estimated fair value of the underlying assets. In connection with Griffin's real estate business, development costs that have been capitalized are reviewed periodically for future recoverability.

          Revenue and gain recognition:    In the real estate business, revenue includes rental revenue from Griffin Land's commercial and industrial properties and proceeds from property sales. Rental revenue is accounted for on a straight-line basis over the applicable lease term in accordance with the Lease Topic (FASB ASC 840). Gains on property sales are recognized in accordance with the Property, Plant and Equipment—Real Estate Sales Topic (FASB ASC 360-20) based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

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

Summary

        Griffin incurred a net loss of approximately $4.5 million in fiscal 2010 as compared to a net loss of approximately $5.5 million in fiscal 2009. The lower net loss in fiscal 2010 as compared to fiscal 2009 principally reflects a lower consolidated operating loss and higher investment income in fiscal 2010, partially offset by higher interest expense in fiscal 2010.

        Griffin's consolidated operating loss decreased from approximately $5.4 million in fiscal 2009 to approximately $3.1 million in fiscal 2010, reflecting an increase of approximately $1.4 million in operating profit at Griffin Land in fiscal 2010 as compared to fiscal 2009 and a decrease of approximately $0.9 million in Imperial's operating loss in fiscal 2010 as compared to fiscal 2009. Griffin's general corporate expense was essentially unchanged in fiscal 2010 as compared to fiscal 2009. The increase in operating profit at Griffin Land in fiscal 2010 was principally due to higher rental revenue and gains from property sales in fiscal 2010. Griffin Land did not have any property sales in fiscal 2009. The lower operating loss incurred by Imperial in fiscal 2010 reflects slightly higher gross profit and lower selling, general and administrative expenses. Investment income increased by approximately $0.1 million in fiscal 2010 as compared to fiscal 2009 principally due to an increase in dividend income from Centaur Media plc ("Centaur Media"). Interest expense increased approximately $0.9 million in fiscal 2010 as compared to fiscal 2009 due to an increase in borrowings.

Fiscal 2010 Compared to Fiscal 2009

        Griffin's consolidated total revenue decreased from approximately $39.2 million in fiscal 2009 to approximately $35.6 million in fiscal 2010. The decrease in revenue of approximately $3.6 million reflects an approximately $6.0 million decrease in revenue at Imperial partially offset by an approximately $2.4 million increase in revenue at Griffin Land.

        Total revenue at Griffin Land increased from approximately $17.1 million in fiscal 2009 to approximately $19.5 million in fiscal 2010. The increase of approximately $2.4 million was due to an increase of approximately $1.9 million in rental revenue and property sales revenue of approximately $0.5 million in fiscal 2010. There were no property sales in fiscal 2009. The increase in rental revenue reflects: (a) approximately $1.7 million from leasing new space in Griffin Land's real estate portfolio, including a full year of rental revenue in fiscal 2010 as compared to a partial year of rental revenue in fiscal 2009 from the 304,000 square foot building in Tradeport that was completed and placed in service in the 2009 third quarter, and the 120,000 square foot industrial building in Breinigsville, Pennsylvania acquired during the 2010 first quarter; and (b) approximately $0.9 million from leasing previously vacant space in fiscal 2010; partially offset by (c) an approximately $0.7 million reduction in rental revenue as a result of leases that expired and were not renewed.

        Tenant activity for industrial and office space in Griffin's markets remained weak throughout fiscal 2010. Despite the weak market activity in fiscal 2010, Griffin Land entered into several new leases for approximately 81,000 square feet of previously vacant office space and a short-term lease for approximately 11,000 square feet of previously vacant industrial space, while leases for an aggregate of approximately 76,000 square feet of mostly industrial space expired in fiscal 2010 and were not renewed. A summary of the square footage of Griffin Land's real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of November 28, 2009*	2,420,000	1,893,000	78%
As of November 27, 2010*	2,540,000	2,029,000	80%

*	The square footage leased as of each period presented above does not include 47,000 square feet of space in a Tradeport industrial building in which the tenant, Tire Rack, Inc., pays operating expenses and is required to occupy no later than August 2014, the beginning of the sixth year of its lease.

        Griffin Land's total square footage at November 2010 was higher than at November 2009 as a result of the 2010 first quarter purchase of a fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania. The increase in square footage leased at November 2010 as compared to November 2009 reflects the fully leased industrial building acquired in the 2010 first quarter and the leasing of approximately 92,000 square feet of previously vacant space, partially offset by leases for approximately 76,000 square feet that expired and were not renewed. Also in fiscal 2010, Griffin Land renewed and/or extended leases for approximately 259,000 square feet, mostly for industrial space, including extending the lease in the industrial building in Pennsylvania that was acquired in the 2010 first quarter for an additional nine years, through 2025.

        Griffin Land's approximately $0.5 million of property sales revenue in fiscal 2010 reflects approximately $0.4 million from the sale of four residential lots in Stratton Farms, a residential development in Suffield, Connecticut and approximately $0.1 million from a sale of undeveloped land. The closing on the Stratton Farms lots was the first sale under an option agreement under which Griffin Land expects to sell to a regional homebuilder its remaining twenty-five lots at Stratton Farms over a three year period. There is no guarantee that the remaining lot sales will be completed under the agreement's current terms, or at all. Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

        Imperial's landscape nursery business is highly seasonal, with spring sales included in its second quarter (March through May) historically comprising the majority of Imperial's annual sales. Net sales and other revenue at Imperial decreased from approximately $22.1 million in fiscal 2009 to approximately $16.1 million in fiscal 2010. The decrease in total net sales and other revenue at Imperial reflects the closure of Imperial's Florida farm in the third quarter of fiscal 2009. The Florida farm is currently leased to another grower. As a result of the Florida farm's closure, Imperial's 2010 fiscal year includes no net sales from the Florida farm but does include other revenue of approximately $0.5 million from leasing that facility, whereas fiscal 2009 included approximately $7.8 million of net sales from the Florida farm as Imperial liquidated most of the farm's inventory prior to its closure and approximately $0.2 million of other revenue from the rental of that facility. Imperial's fiscal 2009 operating results included approximately $0.6 million of gross profit from the sale of inventory from the Florida farm, including approximately $0.2 million of gross profit for the difference between the estimated inventory reserve recorded at the previous year end and actual results of liquidating the Florida inventory in fiscal 2009. Net sales from Imperial's Florida farm in fiscal 2009 period were essentially made at the carrying value of the related inventory.

        Partially offsetting the effect on net sales and other revenue of the shutdown of the Florida farm was an increase of approximately $1.3 million of net sales from Imperial's Connecticut farm in fiscal 2010 as compared to fiscal 2009, reflecting an approximate 9% increase in unit sales volume partially offset by an approximate 2% decrease in pricing. The increase in sales from Imperial's Connecticut farm was mostly due to higher sales to Imperial's independent garden center customer segment, and is attributed, in part, to favorable spring weather in Imperial's markets and to lower pricing of Imperial's products. Management believes that the lower pricing in fiscal 2010 was required to meet competitive pricing pressures in a market in which we believe there was excess product available. Overall sales in the landscape nursery business have been negatively impacted during the past three years by the weak economy and significant slowdown in new commercial and residential construction. Management believes that there remains an oversupply of landscape nursery product available in the marketplace. Recently, two competitors of Imperial have announced their intention of exiting the business of growing landscape nursery plants, and at least two other growers that compete, to an extent, with Imperial are in bankruptcy proceedings. These actions may lead to increased sales opportunities and improved pricing for Imperial in future years.

        Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $3.1 million in fiscal 2010 as compared to a consolidated operating loss, including general corporate expense, of approximately $5.4 million in fiscal 2009. The lower operating loss in fiscal 2010 as compared to fiscal 2009 reflects an increase of approximately $1.4 million in operating profit at Griffin Land and a decrease of approximately $0.9 million in the operating loss incurred by Imperial. Griffin's general corporate expense of approximately $4.0 million in fiscal 2010 was essentially unchanged as compared to fiscal 2009.

        Operating profit at Griffin Land in fiscal 2010 and fiscal 2009 was as follows:

	Fiscal 2010	Fiscal 2009
	(amounts in thousands)
Rental revenue	$19,062	$17,130
Costs related to rental revenue excluding depreciation and amortization expense (a)	(6,628)	(6,777)

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	12,434	10,353

Revenue from property sales	466	—
Costs related to property sales	(209)	—

Gain from property sales	257	—

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	12,691	10,353

General and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses (a)	(2,526)	(2,516)
Acquisition expenses	(301)	—

Total general and administrative expenses excluding depreciation and amortization expense (a)	(2,827)	(2,516)

Profit before depreciation and amortization expense (a)	9,864	7,837
Depreciation and amortization expense related to costs of rental revenue	(6,228)	(5,545)
Depreciation and amortization expense-other	(24)	(32)

Operating profit	$3,612	$2,260

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expenses, general and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses, total general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America. They are presented because Griffin believes they are useful financial indicators for measuring the results of its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America. The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin's consolidated statement of operations.

        The increase of approximately $2.1 million in Griffin Land's profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the approximately $1.9 million increase in rental revenue as a result of more space being under lease in fiscal 2010 than in fiscal 2009 and an approximately $0.1 million decrease in costs related to rental revenue excluding depreciation and amortization expense in fiscal 2010 as compared to fiscal 2009. The decrease in costs related to rental revenue excluding depreciation and amortization expense reflects an approximately $0.2 million decrease in building operating costs, principally snow removal and utility expenses and an approximately $0.1 million decrease in the writeoff of costs related to proposed transactions that were not completed, partially offset by an increase of approximately $0.2 million of building operating costs related to the building acquired in the 2010 first quarter and the building placed in service in the 2009 third quarter incurring expenses for a full year in fiscal 2010 as compared to a partial year in fiscal 2009.

        Griffin Land's fiscal 2010 operating results include approximately $0.3 million from gains on property sales, reflecting an approximately $0.2 million gain from the sale of the Stratton Farms residential lots and an approximately $0.1 million gain from the sale of undeveloped land. Both of these transactions closed in the 2010 fourth quarter. There were no property sales in fiscal 2009.

        Griffin Land's general and administrative expenses excluding depreciation and amortization expense in fiscal 2010 increased by approximately $0.3 million over fiscal 2009 due to approximately $0.3 million of acquisition expenses incurred for the purchase of the 120,000 square foot industrial building that closed in the 2010 first quarter. There were no acquisitions in fiscal 2009. Depreciation and amortization expense at Griffin Land increased from approximately $5.5 million in fiscal 2009 to approximately $6.2 million in fiscal 2010. The increase of approximately $0.7 million principally reflects a full year in fiscal 2010 of depreciation and amortization expense related to the Tradeport industrial building placed in service in the 2009 third quarter and the 120,000 square foot industrial building purchased in the 2010 first quarter.

        Imperial's operating losses in fiscal 2010 and fiscal 2009 were as follows:

	Fiscal 2010	Fiscal 2009
	(amounts in thousands)
Net sales and other revenue	$16,083	$22,069
Cost of goods sold	(15,430)	(21,570)

Gross profit	653	499
Selling, general and administrative expenses	(3,414)	(4,135)

Operating loss	$(2,761)	$(3,636)

        Imperial's operating loss in fiscal 2010 was lower than its operating loss in fiscal 2009, reflecting an approximately $0.1 million increase in gross profit and an approximately $0.7 million decrease in selling, general and administrative expenses. The increase in Imperial's gross profit reflects: (a) a net increase of approximately $0.9 million of gross profit from Imperial's Connecticut farm, due to a lower charge for unsaleable and excess inventories in fiscal 2010 as compared to fiscal 2009, which more than offset the effect of lower pricing and higher costs of product sold; (b) fiscal 2009 including approximately $0.6 million of gross profit from the Florida farm before its closure, which included approximately $0.2 million of gross profit from the difference between the estimated inventory reserve recorded at the previous year end and the actual results of liquidating the Florida inventory in fiscal 2009; and (c) a charge of approximately $0.1 million in fiscal 2010 for a retrospective workers compensation charge related to the previously closed Florida farm.

        Included in fiscal 2010 cost of goods sold is a $1.0 million inventory charge for crop losses that resulted from changes in the plant fertilization methods made in fiscal 2010. These changes were made to improve plant quality and reduce growing costs. However, the extremely hot and dry weather during the 2010 summer combined with additional fertilizer applied to the inventory negatively affected some plant varieties, particularly rhododendron and certain other broadleaf evergreens. The crop losses incurred in fiscal 2010 are not expected to have a significant impact on net sales in fiscal 2011 as most of the units lost would generally not have become saleable until the latter part of fiscal 2011 after the peak spring selling season, but will result in fewer plants available for sale in fiscal 2012. Imperial has purchased some inventory from other growers to replace a portion of the plants lost, but a majority of the plants lost due to the fertilizing change were not replaced. In fiscal 2009, Imperial incurred a charge of $2.1 million for inventory losses, reflecting a higher than expected level of disposals of unsaleable product, increases to inventory reserves because the carrying cost of certain inventories exceeded their net realizeable values and the writeoff of certain inventories that will no longer be sold due to changes in product mix.

        Imperial's gross margin on sales from its Connecticut farm, excluding the charges for unsaleable and excess inventories in fiscal 2010 and fiscal 2009, decreased from 12.9% in fiscal 2009 to 10.1% in fiscal 2010 as a result of lower pricing and, to a lesser extent, higher costs in fiscal 2010.

        Imperial's selling, general and administrative expenses decreased from approximately $4.1 million in fiscal 2009 to approximately $3.4 million in fiscal 2010. The lower selling, general and administrative expenses in fiscal 2010 as compared to fiscal 2009 principally reflect approximately $0.5 million from a reduction in headcount of sales and administrative personnel as a result of the shutdown of the Florida farm, a reduction of approximately $0.1 million in bad debt expense and a net reduction of approximately $0.1 million in all other general and administrative expenses. As a percentage of net sales, Imperial's selling, general and administrative expenses increased from 18.7% in fiscal 2009 to 21.2% in fiscal 2010 as the effect of the expense reductions in fiscal 2010 were not proportionate to the reduction in net sales resulting from the shutdown of Imperial's Florida farm in fiscal 2009.

        Griffin's general corporate expense was approximately $4.0 million in both fiscal 2010 and fiscal 2009. An increase of approximately $0.1 million in capital based state taxes in fiscal 2010 as compared to fiscal 2009 was offset by a net decrease of approximately $0.1 million in all other general corporate expenses in fiscal 2010 as compared to fiscal 2009.

        Griffin's consolidated interest expense increased to approximately $4.5 million in fiscal 2010 from approximately $3.5 million in fiscal 2009 due principally to an increased debt level in fiscal 2010. Griffin's average outstanding debt in fiscal 2010 was approximately $65.1 million as compared to approximately $54.2 million in fiscal 2009. The increase in average outstanding debt principally reflects a full year of outstanding debt under a $12 million nonrecourse mortgage that financed a significant portion of the 304,000 square foot Tradeport warehouse built in fiscal 2009 and the $4.3 million mortgage taken out in the 2010 first quarter on the industrial building in Breinigsville, Pennsylvania that was acquired in the 2010 first quarter. These increases were partially offset by a lower average amount of debt outstanding under Griffin's revolving credit agreement in fiscal 2010 as compared to fiscal 2009. Griffin's average debt outstanding under its revolving credit agreement decreased from approximately $4.0 million in fiscal 2009 to approximately $2.1 million in fiscal 2010.

        Griffin's effective income tax benefit rate was 38.5% for fiscal 2010, as compared to 36.6% for fiscal 2009. The higher effective tax benefit rate in fiscal 2010 reflects a higher benefit from state income taxes due to changes in apportionment factors in certain states in fiscal 2010 as compared to fiscal 2009. Griffin's results in fiscal 2010 generated a federal net operating loss carryforward of approximately $7.4 million. Griffin believes that it is more likely than not that its federal net operating loss carryforward will be realized; therefore, the related deferred tax asset is considered more likely than not to be realized and a valuation allowance is not required. Griffin has recorded a valuation allowance for a portion of its deferred tax assets related to certain state net operating losses to reduce such deferred tax assets to the amount considered more likely than not to be realized. Griffin holds a significant amount of appreciated assets, which could be used in tax planning strategies to realize the benefit of its net operating loss carryforwards before they expire.

Fiscal 2009 Compared to Fiscal 2008

        Griffin's consolidated total revenue decreased from approximately $44.5 million in fiscal 2008 to approximately $39.2 million in fiscal 2009 due to an approximately $2.5 million decrease in revenue at Imperial and an approximately $2.8 million decrease in revenue at Griffin Land.

        Total revenue at Griffin Land decreased from approximately $19.9 million in fiscal 2008 to approximately $17.1 million in fiscal 2009, reflecting a decrease of approximately $4.6 million in revenue from property sales partially offset by an increase of approximately $1.8 million of rental revenue from its leasing operations. The increase in rental revenue principally reflects: (i) approximately $1.7 million from leasing previously vacant space; (ii) approximately $0.9 million from a Tradeport building built and placed in service in the 2008 fourth quarter and a new Tradeport building built and placed in service in the 2009 third quarter; partially offset by (iii) a decrease of approximately $0.8 million from leases that expired and were not renewed.

        The decrease in revenue from property sales by Griffin Land reflects there being no property sales in fiscal 2009, whereas fiscal 2008 included: (i) approximately $2.5 million from the sale of land to the Town of Simsbury, Connecticut, related to the settlement of litigation in connection with Griffin's proposed residential development in that town; and (ii) approximately $2.0 million from the recognition of previously deferred revenue from the sale of undeveloped Tradeport land to Walgreen that closed in 2006 and was accounted for under the percentage of completion method. All of the previously deferred revenue related to the 2006 land sale to Walgreen was recognized as of the end of fiscal 2008. Property sales occur periodically and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

        A summary of the square footage of Griffin Land's real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of November 29, 2008	2,116,000	1,684,000	80%
As of November 28, 2009*	2,420,000	1,893,000	78%

*	The square footage leased as of November 28, 2009 does not include 47,000 square feet of space in a Tradeport industrial building in which the tenant, Tire Rack, Inc., pays operating expenses and is required to occupy no later than August 2014, the beginning of the sixth year of its lease.

        The increase of 304,000 square feet in Griffin Land's real estate portfolio during fiscal 2009 reflects a new Tradeport build-to-suit building that was completed and placed in service in the 2009 third quarter. The increase in square footage leased from fiscal 2008 to fiscal 2009 principally reflects approximately 257,000 square feet of the new 304,000 square foot Tradeport building being leased and a new lease of approximately 40,000 square feet for an entire single-story office/flex building in Griffin Center South that had been vacant, partially offset by leases for approximately 89,000 square feet that expired during fiscal 2009 and were not renewed. Market activity, as evidenced by inquiries from prospective tenants for industrial and office space, continued to be weak in fiscal 2009, reflecting the weak economy. However, near the end of fiscal 2009 and into early fiscal 2010, there was some increase in market activity, particularly in the office sector.

        Net sales and other revenue at Imperial decreased from approximately $24.6 million in fiscal 2008 to approximately $22.1 million in fiscal 2009. The decrease in net sales reflects lower net sales from both the Connecticut and Florida farms. Net sales from the Connecticut farm decreased from approximately $14.7 million in fiscal 2008 to approximately $14.1 million in fiscal 2009. Unit sales volume increased approximately 2% in fiscal 2009 as compared to fiscal 2008, but the effect of lower pricing more than offset the slight increase in volume and resulted in the decline in net sales from the Connecticut farm. The lower pricing reflected price reductions to stimulate sales and maintain competitive pricing in a weak market. Fiscal 2009 market conditions for growers of landscape nursery plants were poor as the weak economy and lack of new commercial and residential construction reduced demand for landscape nursery plants. The poor market conditions may require Imperial to maintain inventory longer than originally expected, which would result in higher cost of goods sold in future periods due to increased holding costs.

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

        Griffin incurred a consolidated operating loss, after general corporate expense, of approximately $5.4 million in fiscal 2009 as compared to a consolidated operating loss, after general corporate expense, of approximately $11.2 million in fiscal 2008. The operating loss in fiscal 2008 included charges totaling approximately $8.9 million related to the shutdown of Imperial's Florida farm. Excluding those charges, Griffin's operating loss in fiscal 2009 increased by approximately $3.0 million over fiscal 2008, principally reflecting an increase of approximately $0.8 million in Imperial's operating loss (excluding the effect of the fiscal 2008 charges for the shutdown of the Florida farm), a decrease of approximately $1.7 million in operating profit at Griffin Land and an increase of approximately $0.5 million in general corporate expense.

        Operating profit at Griffin Land in fiscal 2009 and 2008 was as follows:

	Fiscal 2009	Fiscal 2008
	(amounts in thousands)
Rental revenue	$17,130	$15,348
Costs related to rental revenue excluding depreciation and amortization expense (a)	(6,777)	(6,555)

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	10,353	8,793

Revenue from property sales	—	4,561
Costs related to property sales	—	(1,601)

Gain from property sales	—	2,960

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	10,353	11,753
General and administrative expenses excluding depreciation and amortization expense (a)	(2,516)	(2,661)

Profit before depreciation and amortization expense (a)	7,837	9,092
Depreciation and amortization expense related to costs of rental revenue	(5,545)	(5,077)
Depreciation and amortization expense-other	(32)	(35)

Operating profit	$2,260	$3,980

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expenses, general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America. They are presented because Griffin believes they are useful financial indicators for measuring the results of its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America. The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin's consolidated statement of operations.

        The increase of approximately $1.6 million in Griffin Land's profit from leasing activities before general and administrative expenses and before depreciation and amortization expense reflects the approximately $1.8 million increase in rental revenue (discussed above) partially offset by an approximately $0.2 million increase in costs related to rental revenue excluding depreciation and amortization expense. The higher costs principally reflect costs related to a Tradeport building that was in service for all of fiscal 2009 as compared to being in service for less than three months during fiscal 2008 and the costs related to the build-to-suit Tradeport building that was completed and placed in service during the fiscal 2009 third quarter.

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

        Griffin Land's general and administrative expenses decreased approximately $0.1 million in fiscal 2009 as compared to fiscal 2008 due principally to lower insurance expense. Depreciation and amortization expense at Griffin Land increased approximately $0.5 million in fiscal 2009 as compared to fiscal 2008, due principally to depreciation expense of approximately $0.2 million related to the new build-to-suit Tradeport building placed in service in the fiscal 2009 third quarter, an increase of approximately $0.2 million of depreciation expense on the Tradeport building placed in service in the fiscal 2008 fourth quarter and approximately $0.1 million of amortization expense of commissions on leases that became effective in fiscal 2009.

        Imperial's operating losses in fiscal 2009 and 2008 were as follows:

	Fiscal 2009	Fiscal 2008
	(amounts in thousands)
Net sales and other revenue	$22,069	$24,637
Cost of goods sold	(21,570)	(29,933)

Gross profit (loss)	499	(5,296)
Selling, general and administrative expenses	(4,135)	(4,760)
Restructuring charge	—	(1,655)

Operating loss	$(3,636)	$(11,711)

        Imperial's operating loss decreased approximately $8.1 million in fiscal 2009 as compared to fiscal 2008. Excluding the effect of the charges totaling approximately $8.9 million in fiscal 2008 for the shutdown of the Florida farm, Imperial's operating loss increased by approximately $0.8 million, reflecting an approximate $1.4 million decrease in gross profit (excluding the effect of approximately $7.2 million included in fiscal 2008 cost of goods sold related to the shutdown of the Florida farm) partially offset by an approximate $0.6 million decrease in selling, general and administrative expenses.

The decrease in gross profit reflects lower pricing in fiscal 2009 and higher charges for unsaleable inventories, which increased from approximately $1.1 million in fiscal 2008 to approximately $2.1 million in fiscal 2009.

        The approximately $0.6 million decrease in Imperial's selling, general and administrative expenses reflects a decrease of approximately $0.4 million of selling expenses, principally due to lower commission expenses resulting from the decrease in sales, and a decrease of approximately $0.2 million in general and administrative expenses, principally due to lower donation and contribution expenses, lower payroll expense due to lower headcount and lower consulting expense. As a percentage of net sales, Imperial's selling, general and administrative expenses decreased from 19.3% in fiscal 2008 to 18.7% in fiscal 2009.

        Griffin's general corporate expense increased from approximately $3.5 million in fiscal 2008 to approximately $4.0 million in fiscal 2009. The increase principally reflects an increase of approximately $0.8 million in expenses related to Griffin's non-qualified deferred compensation plan and an approximately $0.1 million increase in stock option expense partially offset by an approximately $0.3 million reduction in incentive compensation expense and a net reduction of approximately $0.1 million in all other general and administrative expenses. The expense increase related to Griffin's non-qualified deferred compensation plan reflects a credit of $0.5 million in fiscal 2008 as compared to a charge of approximately $0.3 million in fiscal 2009 for the investment returns on participant's balances, which are the responsibility of Griffin. The increase in stock option expense reflects the expense related to stock options granted in fiscal 2009.

        Griffin's consolidated interest expense increased from approximately $3.3 million in fiscal 2008 to approximately $3.5 million in fiscal 2009. Griffin's average outstanding debt in fiscal 2009 was approximately $54.2 million as compared to approximately $49.1 million in fiscal 2008, principally reflecting: (i) borrowings under a new construction to permanent mortgage loan to finance a portion of the construction of the new 304,000 square foot build-to-suit facility in Tradeport that was completed in fiscal 2009; and (ii) borrowings under a revolving line of credit principally for working capital purposes.

        Griffin's investment income decreased from $1.1 million in fiscal 2008 to $0.2 million in fiscal 2009. The decrease in investment income reflects a reduction in short-term investments in fiscal 2009 as compared to fiscal 2008, lower investment returns in fiscal 2009 attributed to lower short-term interest rates, and lower dividend income received from Centaur Media. Short-term investments averaged approximately $3.2 million in fiscal 2009 as compared to approximately $15.7 million in fiscal 2008. The decrease in short-term investments reflects the use of those funds in fiscal 2009 for investment in Griffin's real estate assets and for working capital.

        Griffin's effective income tax rate was 36.6% for fiscal 2009, as compared to 38.1% for fiscal 2008. The effective tax rate for the 2009 and 2008 fiscal years reflects the statutory federal income tax rate adjusted for state income taxes.

Off Balance Sheet Arrangements

        Griffin does not have any off balance sheet arrangements.

Liquidity and Capital Resources

        Net cash provided by operating activities was approximately $10.7 million in fiscal 2010 as compared to approximately $10.5 million in fiscal 2009. Net cash provided by operating activities in fiscal 2010 includes approximately $0.5 million of cash generated from the sales of short-term investments as compared to approximately $8.1 million of cash generated from the sales of short-term investments in fiscal 2009. Excluding the proceeds from the sales of short-term investments in each year, Griffin had net cash provided by operating activities of approximately $10.2 million in fiscal 2010 as compared to approximately $2.4 million in fiscal 2009. The increase in cash provided by operating activities in fiscal 2010 as compared to fiscal 2009, excluding the proceeds from the sale of short-term investments in each year, principally reflects an approximately $6.7 million income tax refund received in fiscal 2010 and a reduction of approximately $1.0 million in accounts receivable at Imperial in fiscal 2010 as compared to an increase of approximately $0.7 million in Imperial's accounts receivable in fiscal 2009. The income tax refund received in fiscal 2010 reflects the carry back of the loss for income tax purposes incurred in fiscal 2009 to fiscal 2004 as permitted under new tax legislation enacted in fiscal 2009. The change in accounts receivable reflects the timing of collections and lower net sales in fiscal 2010 as compared to fiscal 2009 as a result of the shutdown of the Florida farm in fiscal 2009.

        In fiscal 2010, Griffin had net cash of approximately $9.0 million used in investing activities as compared to net cash of approximately $17.9 million used in investing activities in fiscal 2009. The net cash used in investing activities in fiscal 2010 principally reflects approximately $5.4 million paid for the acquisition of the fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania that was completed in the fiscal 2010 first quarter. The total purchase price of the building was $6.4 million, of which approximately $1.0 million was paid as a deposit in the 2009 fourth quarter. Additions to real estate held for sale or lease were approximately $4.3 million in fiscal 2010 and additions to property and equipment were approximately $0.1 million in fiscal 2010. The additions to real estate held for sale or lease in fiscal 2010 includes the purchase of 51 acres of undeveloped land in Lower Nazareth, Pennsylvania, which closed in the 2010 second quarter. The land was purchased for approximately $1.8 million, before acquisition expenses, and is located in a major industrial area in the Lehigh Valley. The acquired land has approvals for the development of two industrial buildings totaling approximately 530,000 square feet. This transaction, along with the purchase of the 120,000 square foot industrial building in nearby Breinigsville, Pennsylvania are Griffin's first real estate acquisitions outside of the Hartford, Connecticut market, where Griffin Land's core real estate holdings are located. The balance of the additions to real estate held for sale or lease are principally for tenant improvements related to new leases completed in fiscal 2010. The additions to real estate held for sale or lease in fiscal 2009 of approximately $17.0 million principally reflected construction of the 304,000 square foot Tradeport building that was ongoing during much of fiscal 2009. The additions to property and equipment reflect machinery and equipment purchased for use in Imperial's farming operations.

        Net cash used in financing activities was approximately $1.5 million in fiscal 2010 as compared to net cash provided by financing activities of approximately $11.7 million in fiscal 2009. The net cash used in financing activities in fiscal 2010 reflects approximately $4.1 million used for repayment of debt, including a net reduction of $2.5 million for the revolving credit line, approximately $2.0 million for payments of dividends on Griffin's common stock and approximately $0.3 million of debt issuance costs. Partially offsetting those items were approximately $4.5 million of proceeds from new borrowings, comprised of $4.3 million from a new nonrecourse mortgage with NewAlliance Bank on the 120,000 square foot industrial building acquired in Pennsylvania and approximately $0.2 million from the final borrowings under the construction to permanent mortgage loan with Berkshire Bank and approximately $0.4 million received from the exercise of stock options. The mortgage with NewAlliance Bank originally had a fixed interest rate of 6.5% and a ten-year term with payments based on a twenty-five year amortization schedule, however, in the 2010 fourth quarter, Griffin Land and NewAlliance Bank entered into a loan modification agreement whereby the interest rate was reduced to 5.25% in exchange for a payment of $0.2 million by Griffin Land to the bank. The net cash provided by financing activities in fiscal 2009 principally reflected proceeds from new borrowings partially offset by cash used for debt repayments, including approximately $7.4 million for the repayment of a nonrecourse mortgage that came due in fiscal 2009, the payment of dividends on Griffin's common stock and debt issuance costs.

        Griffin's 6.08% nonrecourse mortgage due January 1, 2013 requires that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage be no less than 1.25 (the "debt service coverage covenant"). On December 1, 2010, the debt service coverage covenant for the twelve months ended December 31, 2010, was waived by the bank as Griffin would not have been in compliance. Griffin is required to meet the debt service coverage requirement for the twelve month period ending December 31, 2011.

        In the 2010 fourth quarter, Griffin Land entered into an agreement with a private company homebuilder whereby in exchange for a payment of $100,000, the homebuilder obtained an option to purchase the remaining twenty-five residential lots of Stratton Farms, a residential development in Suffield, Connecticut. The sale of the first four lots closed in the 2010 fourth quarter, generating proceeds of approximately $0.3 million. Under the terms of the agreement, if the homebuilder exercises its option to purchase the remaining twenty-one residential lots, Griffin Land would receive proceeds that would range from approximately $2.4 million to approximately $2.9 million, depending upon the timing of the lot purchases in fiscal 2011 through fiscal 2013 and consequently expects to recognize a gain when the lots are sold. Purchases are scheduled annually over the three-year period, and the buyer's failure to complete any scheduled purchase on a timely basis would terminate the buyer's option. There is no guarantee that the sale of the remaining residential lots will be completed under the agreement's current terms, or at all.

        Also in fiscal 2010, Griffin Land entered into an agreement with a local homebuilder to sell approximately 57 acres of undeveloped land held by Griffin Land in Granby, Connecticut for development into approximately twelve residential lots. The closing on this transaction is contingent on the buyer obtaining all required land use approvals for its residential subdivision plans. Proceeds from this transaction would be a minimum of $0.6 million, but could be higher depending on the number of residential lots to be developed. Closing on this transaction, if it occurs, is not anticipated to take place any earlier than mid-year in fiscal 2011. There is no guarantee that this transaction will be completed under the agreement's current terms, or at all.

        Griffin's payments (including principal and interest) under contractual obligations as of November 27, 2010 are as follows:

	Total	Due Within One Year	Due From 1 - 3 Years	Due From 3 - 5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$85.3	$5.6	$17.4	$27.0	$35.3
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	0.1	—	—	—
Operating Lease Obligations	0.6	0.2	0.4	—	—
Purchase Obligations (1)	1.1	1.0	0.1	—	—
Other (2)	2.3	—	—	—	2.3

	$89.4	$6.9	$17.9	$27.0	$37.6

(1)
Includes obligations for the purchase of plants and raw materials by Imperial and construction of tenant improvements related to recently signed leases.

(2)
Includes Griffin's deferred compensation plan and other postretirement benefit liabilities.

        In January 2011, Griffin and Doral Bank agreed on terms for a new $12.5 million revolving credit line (the "2011 Revolving Credit Line") to replace Griffin's current $10.0 million revolving credit line when it expires on March 1, 2011. If consummated according to the agreed terms, the 2011 Revolving Credit Line will have a two-year term with a company option for a third year, with interest at the higher of prime plus 1.5% or 5.875%. The 2011 Revolving Credit Line will be collateralized by the same properties that collateralize the current revolving credit line plus a 40,000 square foot office building in Griffin Center South that is currently unencumbered. There is no guarantee that a definitive loan agreement will be completed on these terms, or at all.

        In the near-term, Griffin plans to continue to invest in its real estate business, including expenditures to build out interiors of its buildings as leases are completed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of properties principally outside of the Hartford, Connecticut market. Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of Griffin Land's currently vacant space is leased. Griffin Land may commence speculative construction on the undeveloped Lehigh Valley land recently acquired if management believes that such development would be sufficiently profitable. Griffin Land may also commence construction of a new building on any of its undeveloped land if it is able to secure a tenant for a build-to-suit facility.

        As of November 27, 2010, Griffin had cash and cash equivalents of approximately $9.3 million and did not have any borrowings outstanding under its $10 million credit line with Doral Bank. Management believes that its cash and cash equivalents on hand at November 27, 2010 and unused borrowing capacity under its expiring credit line and a new revolving credit line expected to be completed in the first half of fiscal 2011 will be sufficient to meet Griffin's seasonal working capital requirements, the continued investment in Griffin's real estate assets and the payment of quarterly dividends on its common stock. Griffin may also continue to seek other nonrecourse mortgage placements on its properties. Griffin Land's real estate portfolio currently includes seven buildings aggregating approximately 750,000 square feet that are not mortgaged. Griffin also expects to continue to seek to purchase either or both land and buildings in markets principally outside of the Hartford, Connecticut area. Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

        The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to construction and leasing of additional facilities in the real estate business, development of the 51 acre land parcel acquired in fiscal 2010, completion of land sales under contract, approval of proposed residential subdivisions, the ability to obtain additional mortgage financing, Imperial's potential sales opportunities resulting from the announced exit of two competitors from the landscape nursery business, completion of a new revolving credit agreement or Griffin's anticipated future liquidity. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

        For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin's mortgage interest rates and related principal payment requirements are described in Note 11 to the consolidated financial statements.

        For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of November 27, 2010 Griffin had a total of approximately $20.2 million of variable rate debt outstanding, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rate on that debt. There were no other variable rate borrowings outstanding as of November 27, 2010.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin's cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.

        Griffin does not have foreign currency exposure in operations. Griffin does have an investment in a public company, Centaur Media, plc, based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates involving the UK pound sterling. A 10% decrease in the foreign currency exchange rate at November 27, 2010 would have resulted in an approximately $0.5 million reduction of the fair value of that investment.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008
Rental revenue and property sales	$19,528	$17,130	$19,909
Landscape nursery net sales and other revenue	16,083	22,069	24,637

Total revenue	35,611	39,199	44,546

Costs related to rental revenue and property sales	13,065	12,322	13,233
Costs of landscape nursery sales and other revenue	15,430	21,570	29,933

Total costs of goods sold and costs related to rental revenue and property sales	28,495	33,892	43,166

Gross profit	7,116	5,307	1,380
Selling, general and administrative expenses	10,263	10,667	10,928
Restructuring charge	—	—	1,655

Operating loss	(3,147)	(5,360)	(11,203)
Interest expense	(4,456)	(3,522)	(3,261)
Investment income	302	182	1,085

Loss before income tax benefit	(7,301)	(8,700)	(13,379)
Income tax benefit	2,814	3,187	5,094

Net loss	$(4,487)	$(5,513)	$(8,285)

Basic net loss per common share	$(0.88)	$(1.09)	$(1.64)

Diluted net loss per common share	$(0.88)	$(1.09)	$(1.64)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 27, 2010	Nov. 28, 2009
ASSETS
Current Assets
Cash and cash equivalents	$9,260	$9,149
Trading securities—short-term investments, net	—	454
Accounts receivable, less allowance of $148 and $187	1,673	2,681
Inventories, net	15,528	19,573
Income taxes receivable	—	6,336
Deferred income taxes	439	143
Other current assets	4,235	3,645

Total current assets	31,135	41,981
Real estate held for sale or lease, net	132,038	128,311
Property and equipment, net	2,363	2,730
Available for sale securities—Investment in Centaur Media plc	5,102	4,615
Deferred income taxes	1,142	—
Other assets	11,371	11,099

Total assets	$183,151	$188,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,742	$1,532
Accounts payable and accrued liabilities	3,587	3,667
Deferred revenue	1,406	1,249

Total current liabilities	6,735	6,448
Long-term debt	61,295	61,066
Deferred income taxes	—	1,050
Other noncurrent liabilities	6,054	5,426

Total liabilities	74,084	73,990

Commitments and Contingencies (Note 17)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,510,503 and 5,479,402 shares issued, respectively, and 5,123,537 and 5,092,436 shares outstanding, respectively	55	55
Additional paid-in capital	105,620	104,849
Retained earnings	15,811	22,342
Accumulated other comprehensive income, net of tax	1,007	926
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)

Total stockholders' equity	109,067	114,746

Total liabilities and stockholders' equity	$183,151	$188,736

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Fiscal Years Ended November 27, 2010, November 28, 2009 and November 29, 2008

(dollars in thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Loss
Balance at December 1, 2007	5,321,232	$53	$101,703	$40,199	$5,002	$(8,054)	$138,903
Exercise of employee stock options, including tax benefit of $260 and shares tendered related to stock options exercised	134,150	2	2,115	—	—	(2,492)	(375)
Repurchase of common stock	—	—	—	—	—	(2,880)	(2,880)
Stock-based compensation	—	—	179	—	—	—	179
Dividends declared, $0.40 per share	—	—	—	(2,026)	—	—	(2,026)
Net actuarial gain and prior service cost for other postretirement benefits, net of tax	—	—	—	—	137	—	137	$137
Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(4,493)	—	(4,493)	(4,493)
Net loss	—	—	—	(8,285)	—	—	(8,285)	(8,285)

Balance at November 29, 2008	5,455,382	55	103,997	29,888	646	(13,426)	121,160	$(12,641)

Exercise of employee stock options, including tax benefit of $174	24,020	—	486	—	—	—	486
Stock-based compensation	—	—	366	—	—	—	366
Dividends declared, $0.40 per share	—	—	—	(2,033)	—	—	(2,033)
Net actuarial loss and prior service cost for other postretirement benefits, net of tax	—	—	—	—	(53)	—	(53)	$(53)
Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(486)	—	(486)	(486)
Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	819	—	819	819
Net loss	—	—	—	(5,513)	—	—	(5,513)	(5,513)

Balance at November 28, 2009	5,479,402	55	104,849	22,342	926	(13,426)	114,746	$(5,233)

Exercise of employee stock options	31,101	—	379	—	—	—	379
Stock-based compensation	—	—	392	—	—	—	392
Dividends declared, $0.40 per share	—	—	—	(2,044)	—	—	(2,044)
Net actuarial gain and prior service cost for other postretirement benefits, net of tax	—	—	—	—	188	—	188	$188
Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(448)	—	(448)	(448)
Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	341	—	341	341
Net loss	—	—	—	(4,487)	—	—	(4,487)	(4,487)

Balance at November 27, 2010	5,510,503	$55	$105,620	$15,811	$1,007	$(13,426)	$109,067	$(4,406)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008
Operating activities:
Net loss	$(4,487)	$(5,513)	$(8,285)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,039	6,517	7,432
Deferred income taxes	(2,487)	2,959	(3,433)
Proceeds from sales of trading securities—short-term investments	454	8,094	14,287
Stock based compensation expense	392	366	179
Provision for inventory losses	284	1,366	7,990
Amortization of debt issuance costs	280	222	100
Gain on sale of properties	(257)	—	(2,960)
(Credit) provision for bad debts	(22)	109	42
Income from equity investment	(2)	(7)	(6)
Change in unrealized gains on trading securities	—	76	(36)
Payment of employee withholding taxes on options exercised	—	—	(769)
Changes in assets and liabilities:
Accounts receivable	1,030	(719)	109
Inventories	3,761	3,408	(1,963)
Income taxes receivable	6,348	(4,554)	(1,305)
Other current assets	(587)	127	(168)
Accounts payable and accrued liabilities	252	(1,107)	(110)
Deferred revenue	(110)	(103)	294
Other noncurrent assets and liabilities, net	(1,223)	(718)	(1,201)

Net cash provided by operating activities	10,665	10,523	10,197

Investing activities:
Building acquisition	(5,440)	—	—
Additions to real estate held for sale or lease	(4,319)	(16,968)	(10,781)
Proceeds from sale of properties, net of expenses	877	412	501
Additions to property and equipment	(149)	(83)	(501)
Deposits for purchase of real estate held for sale or lease	—	(1,236)	—

Net cash used in investing activities	(9,031)	(17,875)	(10,781)

Financing activities:
Proceeds from debt	4,524	22,775	—
Payments of debt	(4,085)	(8,693)	(1,249)
Dividends paid to stockholders	(2,041)	(2,031)	(2,028)
Exercise of stock options	379	344	134
Debt issuance costs	(300)	(841)	—
Repurchase of common stock	—	—	(2,880)
Tax benefit of options exercised	—	174	260

Net cash (used in) provided by financing activities	(1,523)	11,728	(5,763)

Net increase (decrease) in cash and cash equivalents	111	4,376	(6,347)
Cash and cash equivalents at beginning of year	9,149	4,773	11,120

Cash and cash equivalents at end of year	$9,260	$9,149	$4,773

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

  Business Segments

        Griffin is engaged in the real estate and landscape nursery businesses. Griffin's real estate division, Griffin Land, builds, leases and manages commercial and industrial properties and plans residential subdivisions on its land in Connecticut, Massachusetts and Pennsylvania. Imperial, Griffin's subsidiary in the landscape nursery segment, is engaged in growing plants in containers which are sold principally to independent retail garden centers, rewholesalers, mass merchandisers, home centers and landscape contractors.

  Fiscal Year

        Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal years 2010, 2009 and 2008 each contained 52 weeks and ended on November 27, 2010, November 28, 2009 and November 29, 2008, respectively.

  Cash and Cash Equivalents

        Cash equivalents are composed of highly liquid investments with maturity of three months or less at the date of purchase, and are recorded at fair value. At November 27, 2010 and November 28, 2009, $175 and $8,672, respectively, of the cash and cash equivalents included on Griffin's consolidated balance sheets were held in the form of money market funds invested in U.S. Treasury obligations.

  Investments

        Griffin's short-term investments were comprised of debt securities and were accounted for as trading securities under Financial Accounting Standards Board ("FASB") ASC 320-10, "Investments—Debt and Equity Securities." Accordingly, these investments were recorded at their fair values based upon their quoted market prices at the balance sheet date, and the net realized and unrealized gains and losses on these investments were included in investment income in the consolidated statements of operations.

        Griffin's investment in the common stock of Centaur Media plc ("Centaur Media") is accounted for as an available-for-sale security under FASB ASC 320-10, whereby increases or decreases in the fair value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, are recorded as a component of other comprehensive income (loss).

        Griffin's investment in Shemin Nurseries Holding Corp. ("SNHC") is accounted for under the cost method of accounting for investments, and is included in other assets on Griffin's consolidated balance sheets (see Note 8).

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

  Stock-Based Compensation

        Griffin accounts for stock options in accordance with FASB ASC 718, "Share-Based Payment" and FASB ASC 505-50, "Equity—Equity-Based Payments to Non-Employees." For stock options that have graded vesting features, Griffin recognizes compensation cost over the requisite service period separately for each tranche of the award as though they were, in substance, multiple awards. Griffin determines its accumulated windfall tax benefits using the short-cut method.

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

  Postretirement Benefits

        Griffin accounts for postretirement benefits in accordance with FASB ASC 715-10, "Compensation—Retirement Benefits." This guidance requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This guidance also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Impairment of Investments in Long-Lived Assets

        Griffin reviews annually, as well as when conditions may indicate, its long-lived assets to determine if there are indicators of impairment, such as a prolonged vacancy in one of its properties. If indicators of impairment are present, Griffin evaluates the carrying value of the assets in relation to the operating performance and expected future undiscounted cash flows or the estimated fair value based on expected future cash flows of the underlying assets. Griffin would reduce the carrying value of a long-lived asset to its fair value if that asset's fair value is determined to be less than its carrying value.

        Griffin also reviews annually, as well as when conditions may indicate, the recoverability of its development costs, including expected remediation costs on projects that are included in real estate held for sale or lease. To the extent that the carrying value exceeds the fair value of a project, including development costs, an impairment loss would be recorded.

        There were no impairment losses recorded in the fiscal years ended November 27, 2010 and November 28, 2009. In the fiscal year ended November 29, 2008, an impairment charge on the fixed assets used on Imperial's Florida farm was included in the restructuring charge for the shutdown of that farm (see Note 3).

  Revenue and Gain Recognition

        In the landscape nursery business, sales and the related costs of sales are recognized upon shipment of products. Sales returns are not material. All amounts billed to customers for shipping and handling are included in net sales and the costs of shipping and handling are included in costs of sales.

        In the real estate business, revenue includes rental revenue from Griffin Land's commercial and industrial properties and proceeds from property sales. Rental revenue is accounted for on a straight line basis over the applicable lease term in accordance with the Lease Topic, FASB ASC 840-10, "Leases." Gains on property sales are recognized in accordance with the Property, Plant, and Equipment—Real Estate Sales Topic, FASB ASC 360-20, based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

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

        Griffin evaluates each tax position taken in its tax returns and recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. Griffin has analyzed its federal and significant state filing positions with respect to

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

FASB ASC 740-10, "Income Taxes." Griffin's federal income tax return for fiscal 2009 is currently under examination by the Internal Revenue Service. The periods subject to examination for Griffin's significant state return, which is Connecticut, are fiscal 2007 through fiscal 2009. Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that will result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to ASC 740-10.

        Griffin's policy for recording interest and penalties, related to uncertain tax positions, is to record such items as part of its provision for federal and state income taxes.

  Goodwill and Other Intangible Assets

        Griffin accounts for intangible assets in accordance with FASB ASC 350-10 "Intangibles—Goodwill and Other." Griffin does not have any goodwill on its balance sheet. Griffin's other intangible assets consist of: (i) the value of in-place leases; and (ii) the value of customer relationships with tenants. These intangible assets were recorded in connection with Griffin's acquisitions of real estate assets. Amortization of the value of in-place leases, included in costs related to rental revenue, is on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants, included in costs related to rental revenue, is on a straight-line basis over the lease terms and anticipated renewal periods. These intangible assets are included in other assets on Griffin's consolidated balance sheets, and as nonfinancial assets measured on a nonrecurring basis, were not subject to FASB ASC 820-10, "Fair Value Measurements and Disclosures" as of November 27, 2010.

  Environmental Matters

        Environmental expenditures related to land are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. There were no liabilities recorded related to environmental assessments of Griffin's land holdings as of November 27, 2010 and November 28, 2009.

  Interest Rate Swap Agreements

        As of November 27, 2010, Griffin is a party to two interest rate swap agreements to hedge interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applied FASB ASC 815-10, "Derivatives and Hedging," ("ASC 815-10") which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin's consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

        Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on the benchmark interest rates. The change in fair values of Griffin's interest rate swap agreements are recorded as components of accumulated other comprehensive income (loss) ("AOCI") in stockholders' equity, to the extent they are effective. Any ineffective portions of the change in fair value of this instrument would be recorded as interest expense.

  Conditional Asset Retirement Obligations

        Griffin accounts for its conditional asset retirement obligations in accordance with ASC 410-10, "Asset Retirement and Environmental Obligations," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The conditional asset retirement obligations relate principally to tobacco barns and other structures on Griffin's land holdings that contain asbestos, primarily in roofing materials. These structures remain from the tobacco growing operations of former affiliates of Griffin, are not material to Griffin's operations and do not have any book value.

  Fair Value of Financial Instruments

        The amounts included in the financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The amounts included in the financial statements for short-term investments are carried at their fair values in accordance with FASB ASC 320-10, "Investments—Debt and Equity Securities." The fair values of Griffin's other financial instruments are discussed in Note 4.

  Treasury Stock

        Treasury stock is recorded at cost as a reduction of stockholders' equity on Griffin's consolidated balance sheets.

  Income (Loss) Per Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The calculation of diluted net income (loss) per common share reflects adjusting Griffin's outstanding shares assuming the exercise of all potentially dilutive Griffin stock options.

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

        Griffin Land's real estate holdings are mostly concentrated in the Hartford, Connecticut area. The market and economic challenges experienced by the U.S. economy as a whole or the local economic conditions in the markets in which Griffin holds properties may affect Griffin Land's real estate business. Griffin's results of operations, financial condition or ability to expand may be adversely affected as a result of: (i) unfavorable financial changes to Griffin Land's tenants which may result in tenant defaults under leases; (ii) significant job losses impacting the demand for rental space causing market rental rates and property values to be negatively impacted; (iii) the ability of Griffin to borrow on terms and conditions that it finds acceptable; and (iv) possibly reduced values of Griffin Land's properties potentially limiting its ability to obtain debt financing collateralized by its properties or limiting the proceeds from such potential financings.

        Imperial's inventory and sales are subject to risk from adverse weather conditions, such as drought or excessive rain. The landscape nursery business is highly seasonal, with the majority of sales occurring in the spring (Griffin's fiscal second quarter). Adverse weather during the peak spring selling season could impact landscape nursery sales.

        Griffin Land and Imperial conduct business based on periodic evaluations of their customers' financial condition and generally do not require collateral. These evaluations require significant judgment and are based on multiple sources of information such as historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. Although no single customer of Imperial accounted for more than 10% of Imperial's total net sales in fiscal 2010, fiscal 2009 and fiscal 2008, Imperial's ten largest customers, including several mass merchandisers, accounted for 25%, 24% and 21% of Imperial's total net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Management expects that a small number of customers will continue to account for a significant portion of Imperial's net sales over the next several years. A significant amount of sales to independent garden centers are made through cooperative buying organizations. In fiscal 2010, approximately 21% of Imperial's net sales were made through buying cooperatives, with 14% of Imperial's total net sales made through one buying cooperative. The loss of one of Imperial's larger customers or the inability to collect accounts receivable from one of Imperial's larger customers or a large buying cooperative could have an adverse effect on Imperial.

        Griffin does not use derivatives for speculative purposes. Griffin applies ASC 815-10, which established accounting and reporting standards for derivative instruments and hedging activities. This accounting guidance required Griffin to recognize all derivatives as either assets or liabilities in its consolidated balance sheets and to measure those instruments at fair value. The estimated fair value is based primarily on projected future swap rates.

        Griffin applies cash flow hedge accounting to its interest rate swap agreements designated as hedges of the variability of future cash flows from floating rate liabilities due to the benchmark interest rates. Changes in the fair value of these interest rate swaps are recorded as a component of AOCI in stockholders' equity, to the extent they are effective. Amounts recorded to AOCI are then reclassified to interest expense as interest on the hedged borrowing is recognized. Any ineffective portion of the change in fair value of these instruments would be recorded to interest expense.

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

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. Griffin's significant estimates include, among others, the allowance for doubtful accounts receivable, inventory reserves, classification and valuation of investments, impairment evaluation of long-lived assets, deferred income taxes, derivative financial instruments, revenue and gain recognition, and assumptions used in determining stock compensation.

  Recent Accounting Pronouncements

        In February 2010, the FASB issued Accounting Standards Update No. 2010-09, "Subsequent Events," which amends the previous guidance on subsequent events and no longer requires Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated. The subsequent event provisions were effective for Griffin in the 2010 first quarter. This guidance did not impact Griffin's consolidated financial statements.

        In the 2010 first quarter, Griffin adopted the new guidance in FASB ASC 805-10, "Business Combinations" ("ASC 805-10") when it purchased an industrial building in Breinigsville, Pennsylvania. The new guidance on business combinations retains the underlying concepts of the previously issued standard in that the acquirer of a business is required to account for the business combination at fair value. As with previous guidance, the assets and liabilities of the acquisition are recorded at their fair values on the date of acquisition. Any excess of the fair value of consideration transferred over the estimated fair values of the net assets acquired is recorded as goodwill. Griffin did not record any goodwill related to this acquisition. The new guidance results in changes to the method of applying the acquisition method of accounting for business combinations in a number of significant aspects. Among other changes required under the new guidance, all acquisition costs are expensed as incurred. Prior to the new guidance, acquisition costs were capitalized. As required under ASC 805-10, Griffin's acquisition costs related to this purchase have been expensed.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures," which requires new disclosures and provides clarification of existing disclosures about fair value measurements. More specifically, this update will require: (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. In the 2010 second quarter, Griffin adopted the guidance regarding the enhanced disclosure requirements. The guidance regarding the disclosures about purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Griffin does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

2. Industry Segment Information

        Griffin defines its reportable segments by their products and services, which are comprised of the landscape nursery and real estate segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin's export sales and transactions between segments are not material.

	For the Fiscal Years Ended,
	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008
Net sales and other revenue
Rental revenue and property sales	$19,528	$17,130	$19,909
Landscape nursery net sales and other revenue	16,083	22,069	24,637

	$35,611	$39,199	$44,546

Operating loss
Real estate	$3,612	$2,260	$3,980
Landscape nursery	(2,761)	(3,636)	(11,711)

Industry segment totals	851	(1,376)	(7,731)
General corporate expense	(3,998)	(3,984)	(3,472)

Operating loss	(3,147)	(5,360)	(11,203)
Interest expense	(4,456)	(3,522)	(3,261)
Investment income	302	182	1,085

Loss before income tax benefit	$(7,301)	$(8,700)	$(13,379)

	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008
Identifiable assets
Real estate	$144,458	$139,681	$125,611
Landscape nursery	22,662	28,238	32,984

Industry segment totals	167,120	167,919	158,595
General corporate	16,031	20,817	23,080

Total assets	$183,151	$188,736	$181,675

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

2. Industry Segment Information (Continued)

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008
Real estate	$9,797	$16,505	$10,499	$6,252	$5,575	$5,112
Landscape nursery	106	78	537	786	936	2,312

Industry segment totals	9,903	16,583	11,036	7,038	6,511	7,424
General corporate	1	—	3	1	6	8

Total	$9,904	$16,583	$11,039	$7,039	$6,517	$7,432

        Revenue of the real estate segment in fiscal 2010 and fiscal 2008 includes property sales revenue of $466 and $4,561, respectively. The real estate segment had no revenue from property sales in fiscal 2009. Revenue of the real estate segment in fiscal 2010, fiscal 2009 and fiscal 2008 also includes other miscellaneous revenue of $86, $126, and $145, respectively. Interest expense in fiscal 2010, fiscal 2009 and fiscal 2008 includes $3,982, $3,008 and $3,152, respectively, of interest on nonrecourse mortgage loans of the real estate segment.

        Included in other revenue of the landscape nursery segment in fiscal 2010 and fiscal 2009 is $482 and $177, respectively, of revenue from the rental of Imperial's Quincy, Florida location (see Note 3). The landscape nursery segment had no revenue from rental activities in fiscal 2008.

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

        Included in the reserve for inventory were the excess of the carrying value of the inventory over the estimated sales proceeds, estimated costs to maintain the inventory prior to sale and estimated disposal costs. In August 2009, Imperial completed the shutdown of its operations at the Florida farm and disposed of all remaining inventory through sales and abandonment. The inventory reserve was adjusted to reflect the actual sale proceeds received, actual disposal costs and actual amounts expended to maintain the inventory prior to sale. As a result, cost of goods sold in fiscal 2009 includes a credit of $0.2 million, reflecting the difference between the estimated amount reserved for inventory as of November 29, 2008 and the actual results of the disposal of Florida's inventories during fiscal 2009.

4. Fair Value

        Griffin applies the provisions of FASB ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

  Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities. Level 1 securities include Griffin's short-term (trading account) investments and available-for-sale securities.

  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 liabilities include Griffin's two interest rate swap derivatives (see Note 11). The fair values of Griffin's interest rate swap derivative instruments are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data. These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Fair Value (Continued)

  On January 8, 2010, Griffin closed on the acquisition of a 120,000 square foot industrial building located in Breinigsville, Pennsylvania (see Note 6). The acquisition was accounted for in accordance with ASC 805-10 whereby the assets acquired were recorded at their fair values. The fair value of the real estate assets acquired was based upon an independent appraisal, which included the utilization of publicly available data for similar properties. Therefore, Griffin has categorized the real estate assets acquired as Level 2 within the fair value hierarchy.

  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. As of November 27, 2010, Griffin's consolidated balance sheet includes acquired intangible assets related to the building acquisition in Breinigsville, Pennsylvania. These intangible assets are comprised of the value of the in-place lease and the associated tenant relationship. Griffin derived these values at the date of acquisition based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the leasing of vacant space and other data contained in the independent appraisal. Therefore, Griffin categorized the acquired intangible assets related to this transaction as Level 3 within the fair value hierarchy. As of November 28, 2009, Griffin's financial statements did not include any Level 3 assets or liabilities.

        During fiscal 2010, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are Griffin's financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	November 27, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$5,102	$—	$—

Interest rate swap liabilities	$—	$1,481	$—

	November 28, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U. S. Treasury securities	$454	$—	$—

Marketable equity securities	$4,615	$—	$—

Interest rate swap liabilities	$—	$770	$—

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Fair Value (Continued)

        The carrying and estimated fair values of Griffin's financial instruments are as follows:

	November 27, 2010		November 28, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$9,260	$9,260	$9,149	$9,149
Trading securities	—	—	454	454
Available-for-sale securities	5,102	5,102	4,615	4,615
Financial liabilities:
Revolving line of credit	$—	$—	$2,500	$2,500
Mortgage debt	62,999	65,277	60,002	59,508
Interest rate swaps	1,481	1,481	770	770

        The fair values of the trading and available-for-sale securities are based on quoted market prices. The fair values of the revolving line of credit and mortgage debt are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its debt. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

        At November 27, 2010 and November 28, 2009, the fair values of Griffin's fixed rate mortgages were approximately $45.1 million and approximately $39.3 million, respectively. The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for similar loans and the credit worthiness of Griffin.

        The fair values of Griffin's nonfinancial assets related to the building acquisition in Breinigsville, Pennsylvania on January 8, 2010, the acquisition date, are listed below. There were no liabilities assumed in connection with this acquisition. These assets were initially recorded at fair value but will not be re-measured at fair value unless the assets are deemed to be impaired.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate held for lease	$—	$5,381	$—

Intangible assets	$—	$—	$1,019

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Inventories

        Inventories consist of:

	Nov. 27, 2010	Nov. 28, 2009
Nursery stock	$14,347	$17,999
Materials and supplies	1,181	1,574

	$15,528	$19,573

        As a result of the shutdown of Imperial's Florida farm in fiscal 2009 (see Note 3), all of Imperial's inventory as of November 27, 2010 and November 28, 2009 is located at Imperial's Connecticut farm and field liner beds located nearby that farm. Although all inventories are classified as a current asset based upon industry practice, approximately $7.5 million of the inventory at November 27, 2010 is not currently expected to be sold within twelve months of the balance sheet date.

6. Real Estate Assets

        On January 8, 2010, Griffin Land closed on the purchase of a 120,000 square foot industrial building in Breinigsville, Pennsylvania. Griffin Land paid $6.4 million in cash for the building, including approximately $1.0 million paid as a deposit in the 2009 fourth quarter. The building is located in a major industrial area of Pennsylvania's Lehigh Valley and is currently under a full building lease to Olympus Corporation of the Americas ("Olympus"). Griffin Land incurred approximately $0.3 million of acquisition costs on the purchase of this building, which are included in selling, general and administrative expenses on Griffin's consolidated statement of operations in fiscal 2010. Subsequent to the purchase of this building, Griffin Land completed a lease amendment with Olympus that extends the lease term through 2025. On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage on this building (see Note 11). This was Griffin Land's first real estate purchase outside of the Hartford, Connecticut market, where Griffin Land's core real estate holdings are located.

        Based on an independent appraisal of the building acquired, Griffin determined that the fair value of the assets acquired approximated the purchase price. Of the $6.4 million purchase price, approximately $5.4 million represented the fair value of the real estate held for lease and approximately $1.0 million represented the fair value of the acquired intangible assets, comprised of the value of the in-place lease at the time of purchase and a tenant relationship intangible asset. The intangible assets are included in other assets on Griffin's consolidated balance sheet.

        On March 17, 2010, Griffin Land closed on the purchase of approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania. The purchase price was $1.8 million plus acquisition expenses, with approximately $0.3 million paid as a deposit in the 2009 fourth quarter. The undeveloped land is located in a major industrial area of Pennsylvania's Lehigh Valley and has approvals for the development of two industrial buildings totaling approximately 530,000 square feet.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Real Estate Assets (Continued)

        Real estate held for sale or lease consists of:

		November 27, 2010
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,625	$10,953	$12,578
Land improvements	10 to 30 years	691	13,316	14,007
Buildings and improvements	10 to 40 years	—	128,437	128,437
Tenant improvements	Shorter of useful life or terms of related lease	—	13,922	13,922
Development costs		6,798	4,461	11,259

		9,114	171,089	180,203
Accumulated depreciation		—	(48,165)	(48,165)

		$9,114	$122,924	$132,038

		November 28, 2009
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,634	$8,048	$9,682
Land improvements	10 to 30 years	691	12,952	13,643
Buildings and improvements	10 to 40 years	—	124,603	124,603
Tenant improvements	Shorter of useful life or terms of related lease	—	12,538	12,538
Development costs		6,720	4,270	10,990

		9,045	162,411	171,456
Accumulated depreciation		—	(43,145)	(43,145)

		$9,045	$119,266	$128,311

        Included in real estate held for lease as of November 27, 2010 and November 28, 2009 was $2,458 and $2,786, reflecting the net book value of Imperial's Florida farm that was shut down during fiscal 2009 and is being leased to another landscape nursery grower (see Notes 3 and 14).

        There was no capitalized interest in fiscal 2010. Griffin capitalized interest in fiscal 2009 and fiscal 2008 of $181 and $123, respectively. Total depreciation expense related to real estate held for sale or lease in fiscal 2010, fiscal 2009 and fiscal 2008 was $5,837, $5,024 and $4,511, respectively.

7. Intangible Assets

        Griffin's intangible assets relate to the fiscal 2010 acquisition of an industrial building, the fiscal 2007 acquisition of a warehouse building and the fiscal 2003 acquisition of a controlling interest in a joint venture that owned two multi-story office buildings. The intangible assets consist of: (i) the value

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Intangible Assets (Continued)

of in-place leases; and (ii) the value of customer relationships with tenants. At November 27, 2010 and November 28, 2009, intangible assets of $1,233 and $399, respectively, net of accumulated amortization of $598 and $459, respectively, are included in other assets on Griffin's consolidated balance sheets. Amortization expense in fiscal 2010, fiscal 2009 and fiscal 2008 was $185, $180 and $175, respectively. Estimated amortization expense is $179 for each of the next five fiscal years.

8. Investments

  Short-Term Investments

        Griffin's short-term investments were comprised of debt securities and were accounted for as trading securities under FASB ASC 320-10, "Investments—Debt and Equity Securities" ("ASC 320-10"). Accordingly, the securities were recorded at their fair value based upon quoted market prices at the balance sheet date and net realized and unrealized gains and losses on these investments are included in investment income in Griffin's consolidated statements of operations. In fiscal 2010, Griffin sold its remaining short-term investments. The composition of short-term investments at November 28, 2009 was as follows:

	Cost	Fair Value
U.S. Treasury securities	$453	$454

        Investment income for fiscal 2010, fiscal 2009 and fiscal 2008 consists of:

	For the Fiscal Years Ended,
	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008
Interest and dividend income from investments	$300	$144	$506
Net realized gains on the sales of short-term investments	—	107	537
Change in net unrealized gains on short-term investments	—	(76)	36
Other investment income	2	7	6

	$302	$182	$1,085

  Centaur Media plc

        Griffin's investment in the common stock of Centaur Media is accounted for as an available-for-sale security under FASB ASC 320. Accordingly, changes in the value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive income (see Note 13). Griffin reported dividend income from Centaur Media of $227, $37 and $375 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

        As of November 27, 2010, the cost, gross unrealized gain and fair value of Griffin's investment in Centaur Media were $2,677, $2,425 and $5,102, respectively. As of November 28, 2009, the cost, gross unrealized gain and fair value of Griffin's investment in Centaur Media were $2,677, $1,938 and $4,615, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Investments (Continued)

  Shemin Nurseries Holding Corp.

        Griffin holds an approximate 14% equity interest in SNHC, which operates a landscape nursery distribution business through its subsidiary. Griffin accounts for its investment in SNHC under the cost method of accounting for investments. Griffin's investment in SNHC is $0.3 million as of November 27, 2010 and is included in other assets on Griffin's consolidated balance sheet.

9. Property and Equipment

        Property and equipment consist of:

	Estimated Useful Lives	Nov. 27, 2010	Nov. 28, 2009
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,842	1,842
Machinery and equipment	3 to 20 years	11,849	11,824

		15,689	15,664
Accumulated depreciation		(13,326)	(12,934)

		$2,363	$2,730

        Total depreciation expense related to property and equipment in fiscal 2010, fiscal 2009 and fiscal 2008 was $508, $911 and $2,404, respectively. Depreciation expense in fiscal 2008 includes $1,045 related to the restructuring charge for the shut down of Imperial's Quincy, Florida farm. In fiscal 2009, the net book value of Imperial's Florida farm that was shut down and subsequently leased to another landscape nursery grower was reclassified from property and equipment to real estate held for lease (see Notes 3 and 6).

10. Income Taxes

        The income tax benefit (expense) for fiscal 2010, fiscal 2009 and fiscal 2008 is summarized as follows:

	For the Fiscal Years Ended,
	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008
Current federal	$327	$6,146	$1,614
Current state and local	—	—	47
Deferred federal	2,206	(3,342)	2,939
Deferred state and local	281	383	494

Total income tax benefit	$2,814	$3,187	$5,094

        Griffin recognized a current tax benefit of $174 and $260 in fiscal 2009 and fiscal 2008, respectively, from the exercise of employee stock options. Griffin did not recognize a current tax

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Income Taxes (Continued)

benefit in fiscal 2010 from the exercise of employee stock options. Griffin has an unrecognized tax benefit of $1,022 for the effect of employee stock options exercised in fiscal years 2006 to 2010.

        In fiscal 2010 and fiscal 2009, deferred tax liabilities of $146 and $422, respectively, were included as charges to Griffin's other comprehensive income related to the mark to market change for the fair value adjustment on Griffin's investment in Centaur Media. In fiscal 2008, a deferred tax asset of $2,441 was included as a credit to Griffin's other comprehensive income for the mark to market adjustment on Centaur Media.

        Additionally, there were no adjustments to the deferred tax asset for exercises and forfeitures of non-qualified stock options in fiscal 2010 and fiscal 2008. In fiscal 2009, the deferred tax asset related to non-qualified stock options was reduced by $32 as a result of exercises and forfeitures on those options.

        In fiscal 2010 and fiscal 2008, deferred tax liabilities of $116 and $81, respectively, were included as a charge in other comprehensive income as a result of the measurement of the funded status of the defined benefit postretirement plan. In fiscal 2009, a deferred tax asset of $31 was included as a credit in other comprehensive income as a result of the measurement of the funded status of the defined benefit postretirement plan.

        In fiscal 2010 and fiscal 2009, deferred tax assets totaling $263 and $284, respectively, were included as credits in other comprehensive income as a result of the fair value adjustment of Griffin's cash flow hedges. Griffin had not entered into any cash flow hedging agreements prior to fiscal 2009.

        The differences between income tax benefits at the United States statutory income tax rates and the actual income tax benefits for fiscal 2010, fiscal 2009 and fiscal 2008 are shown in the following table:

	For the Fiscal Years Ended,
	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008
Tax benefit at statutory rate	$2,555	$3,045	$4,683
State and local taxes, including valuation allowance, net of federal tax effect	183	249	352
Permanent items	(2)	(3)	(3)
Tax liability adjustments	—	—	51
Other	78	(104)	11

Total income tax benefit	$2,814	$3,187	$5,094

        The income tax benefits in fiscal 2010, fiscal 2009 and fiscal 2008 include the recording of valuation allowances on certain state deferred tax assets for state net operating loss carryforwards ("NOLs") of Imperial. The effect on the income tax benefit for the valuation allowance in fiscal 2010, fiscal 2009 and fiscal 2008 was a charge of $50, $64 and $163, respectively, less a federal income tax benefit of $22, $21 and $54, respectively. The establishment of the valuation allowance reflects management's determination that it is more likely than not that Imperial will not generate sufficient taxable income in the future to fully utilize the state NOLs.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Income Taxes (Continued)

        The significant components of Griffin's deferred tax assets and deferred tax liabilities are as follows:

	Nov. 27, 2010	Nov. 28, 2009
Deferred tax assets:
Federal net operating loss credit carryforwards	$2,574	$—
State net operating loss credit carryforwards	1,407	1,074
Retirement benefit plans	922	867
Deferred revenue	834	919
Inventories	573	807
Cash flow hedges	547	284
Investment in Shemin Nurseries Holding Corp.	436	426
Non-qualified stock options	330	217
Conditional asset retirement obligations	133	138
Allowance for doubtful accounts receivable	58	72
Investment in Centaur Media plc	2	148
Other	370	466

Total deferred tax assets	8,186	5,418
Valuation allowance	(305)	(277)

Net deferred tax assets	7,881	5,141

Deferred tax liabilities:
Real estate held for sale or lease	(5,036)	(5,029)
Deferred rent	(853)	(600)
Prepaid insurance	(159)	(153)
Property and equipment	(147)	(198)
Other	(105)	(68)

Total deferred tax liabilities	(6,300)	(6,048)

Net total deferred tax assets (liabilities)	$1,581	$(907)

        Deferred income taxes included in the accompanying consolidated balance sheets at November 27, 2010 and November 28, 2009 are classified as follows:

	November 27, 2010			November 28, 2009
	Current	Noncurrent	Total	Current	Noncurrent	Total
Asset	$635	$7,246	$7,881	$898	$4,243	$5,141
Liability	(196)	(6,104)	(6,300)	(755)	(5,293)	(6,048)

	$439	$1,142	$1,581	$143	$(1,050)	$(907)

        At November 27, 2010, Griffin had a federal net operating loss carryforward of $7.4 million, generated in fiscal 2010, which expires in twenty years. Although realization is not assured, Griffin has concluded that its deferred tax asset related to its federal net operating loss carryforward is more likely

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Income Taxes (Continued)

than not to be realized based on available evidence, including the existence of a sufficient amount of appreciated assets held by Griffin. Accordingly, a valuation allowance on Griffin's federal net operating loss carryfoward was determined to be unnecessary as of November 27, 2010.

        At November 27, 2010, Griffin had state net operating loss carryforwards of approximately $33.8 million, principally in Connecticut, with expirations ranging from twelve to twenty years. Management has determined that a valuation allowance is required for NOLs in certain states (other than Connecticut) related to Imperial. Realization of the tax benefits related to the Connecticut state net operating losses, which were not subject to valuation allowances, and the state effective tax rates at which those benefits will be realized is dependent upon future results of operations. Differences between forecasted and actual future operating results could adversely impact Griffin's ability to realize tax benefits from Connecticut state net operating losses. Therefore, the deferred tax assets relating to Connecticut state net operating loss carryforwards could be reduced in the future if estimates of future taxable income are reduced. Although realization of those deferred tax assets is not assured, Griffin believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize those deferred tax assets.

11. Long-Term Debt

        Long-term debt includes:

	Nov. 27, 2010	Nov. 28, 2009
Nonrecourse mortgages:
6.08%, due January 1, 2013	$7,190	$7,419
6.30%, due May 1, 2014	635	792
5.73%, due July 1, 2015	19,758	20,097
8.13%, due April 1, 2016	4,547	4,814
7.0%, due October 1, 2017	6,444	6,636
Variable rate mortgage, due February 1, 2019*	11,845	11,776
Variable rate mortgage, due July 1, 2019*	8,333	8,468
5.25%, due January 28, 2020	4,247	—

Total nonrecourse mortgages	62,999	60,002
Revolving line of credit	—	2,500
Capital leases	38	96

Total	63,037	62,598
Less: current portion	(1,742)	(1,532)

Total long-term debt	$61,295	$61,066

*
Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

        The annual principal payment requirements under the terms of the mortgage loans for the fiscal years 2011 through 2015 are $1,716, $1,830, $8,371, $1,692 and $19,440, respectively. The aggregate

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Long-Term Debt (Continued)

book value of land and buildings that are collateral for the mortgage loans was $66.5 million at November 27, 2010. The aggregate book value of land and buildings that are collateral for the revolving line of credit was approximately $11.6 million at November 27, 2010.

        On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage with NewAlliance Bank (the "NewAlliance Mortgage"). The NewAlliance Mortgage is collateralized by the 120,000 square foot industrial building in Breinigsville, Pennsylvania that was acquired in the 2010 first quarter and has a ten-year term with monthly principal and interest payments based on a twenty-five year amortization schedule. The NewAlliance Mortgage originally had a fixed interest rate of 6.5%, but based on a request by Griffin to reduce the interest rate on the loan based on the favorable interest rate environment, Griffin and NewAlliance Bank entered into a loan modification agreement, effective November 1, 2010, whereby the interest rate was reduced from 6.5% to 5.25% for the remainder of the loan in exchange for a payment of $0.2 million by Griffin. The loan modification did not change the loan's maturity date.

        On February 6, 2009, Griffin closed on a $12 million construction to permanent mortgage loan with Berkshire Bank (the "Berkshire Bank Loan"), which provided a significant portion of the financing for construction in 2009 of a new approximate 304,000 square foot warehouse facility in New England Tradeport ("Tradeport"), Griffin's industrial park in Windsor and East Granby, Connecticut. Prior to the closing of the Berkshire Bank Loan, Griffin Land entered into a ten-year lease with Tire Rack, Inc. ("Tire Rack") to lease approximately $257,000 square feet of this new facility. Under certain conditions, but no later than August 2014, the beginning of the sixth year of the lease, Tire Rack is required to lease the entire building. The lease contains provisions for a potential expansion that would increase the size of the building to approximately 450,000 square feet.

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

        At the time Griffin closed the Berkshire Bank Loan, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $12 million at inception that effectively fixes the interest rate for the final nine years of the loan at 6.35%. The swap agreement was entered into on February 6, 2009; however, the settlements under the swap agreement commenced on March 1, 2010. Payments under this swap agreement will continue on the first day of each month until February 1, 2019, which is also the termination date of the Berkshire Bank Loan. Based on an evaluation of the critical terms of this interest rate swap agreement, Griffin is accounting for the interest rate swap agreement as an effective cash flow hedge (see Note 4). No ineffectiveness on the cash flow hedge was recognized as of November 27, 2010 and none is anticipated over the term of the agreement. Griffin reclassified $300 from other comprehensive income to interest expense in fiscal 2010 and $374 is expected to be reclassified in fiscal 2011. Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreement to achieve the fixed rate on the

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Long-Term Debt (Continued)

debt. This interest rate swap agreement does not contain any credit risk related contingent features. In fiscal 2010 and fiscal 2009, the amount of loss recognized on the effective portion of this interest rate swap agreement in other comprehensive loss was $448 and $474, respectively, before taxes. As of November 27, 2010 and November 28, 2009, the value of the interest rate swap liability was $922 and $474, respectively, and is included in other noncurrent liabilities on Griffin's consolidated balance sheet.

        On February 27, 2009, Griffin closed on a $10 million revolving line of credit with Doral Bank (the "2009 Credit Line") that is scheduled to expire on March 1, 2011, but may be extended for an additional year by Griffin. The 2009 Credit Line is collateralized by several of Griffin Land's buildings in Griffin Center and Griffin Center South. The interest rate on the 2009 Credit Line is the greater of the prime rate plus 1.5% or 6.88%. As of November 27, 2010, the prime rate was 3.25%. Griffin is using this facility for seasonal working capital needs, to supplement cash flow from operations and for general corporate purposes. As of November 27, 2010, there were no outstanding borrowings under the 2009 Credit Line. The initial borrowings under the 2009 Credit Line were used to prepay, on April 1, 2009, Griffin's 8.54% nonrecourse mortgage that was due on July 1, 2009. The mortgage had a balance of $7.4 million when it was repaid and there was no prepayment penalty. Three of the four buildings that were collateral for the mortgage that was repaid were included in the collateral of a new nonrecourse mortgage that closed on July 9, 2009 (see below).

        In January 2011, Griffin and Doral Bank agreed to terms for a new $12.5 million revolving line of credit (the "2011 Credit Line") to replace Griffin's current $10.0 million revolving line of credit when it expires on March 1, 2011. If consummated according to the agreed terms, the 2011 Credit Line will have a two-year term with a company option for a third year with interest at the higher of prime plus 1.5% or 5.875%. The 2011 Credit Line will be collateralized by the same properties that collateralize the current revolving credit line plus a 40,000 square foot office building in Griffin Center South that is currently unencumbered. There is no guarantee that a definitive loan agreement will be completed on these terms, or at all.

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

        At the time Griffin closed on the People's Bank Mortgage, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $8.5 million at inception to fix the interest rate of the amount borrowed for the entire time the loan is outstanding. Payments under this swap agreement commenced at the same time as payments made under the People's Bank

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Long-Term Debt (Continued)

Mortgage and such payments will be made at the same time as the remaining loan payments will be made over the ten-year terms of the loan and swap agreement. Based on an evaluation of the critical terms of this interest rate swap agreement, Griffin is accounting for this interest rate swap agreement as an effective cash flow hedge (see Note 4). No ineffectiveness on the cash flow hedge was recognized as of November 27, 2010, and none is anticipated over the term of the agreement. Griffin reclassified $275 from other comprehensive income to interest expense in fiscal 2010, and $255 is expected to be reclassified in fiscal 2011. Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreement to achieve the fixed rate on the debt. This interest rate swap agreement does not contain any credit risk related contingent features. In fiscal 2010 and fiscal 2009, the amount of loss recognized on the effective portion of this interest rate swap agreement in other comprehensive loss was $263 and $296, respectively, before taxes. As of November 27, 2010 and November 28, 2009, the fair value of the interest rate swap liability was $559 and $296, respectively, and is included in other noncurrent liabilities on Griffin's consolidated balance sheet.

        Griffin Land's 6.08% nonrecourse mortgage due January 1, 2013, requires that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage be no less than 1.25 (the "debt service coverage covenant"). On December 1, 2010, the debt service coverage covenant for the twelve-month period ended December 31, 2010 was waived by the bank as Griffin would not have been in compliance at the measurement date. Griffin is required to meet the debt service coverage covenant for the twelve-month period ending December 31, 2011.

        Future minimum lease payments under capital leases held by Griffin as lessee, principally for transportation equipment, and the present value of such payments as of November 27, 2010 were:

2011	$27
2012	10
2013	3

Total minimum lease payments	40
Less: amounts representing interest	(2)

Present value of minimum lease payments (a)	$38

(a)
Includes current portion of $26 at November 27, 2010.

        At November 27, 2010 and November 28, 2009, machinery and equipment included assets subject to capital leases with Griffin as lessee amounting to $59 and $119, respectively, which is net of accumulated amortization of $427 and $429 at November 27, 2010 and November 28, 2009, respectively. Amortization expense relating to capital leases in fiscal 2010, fiscal 2009 and fiscal 2008 was $59, $72 and $102, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2010, fiscal 2009 and fiscal 2008 were $132, $167 and $195, respectively.

  Deferred Compensation Plan

        Griffin maintains a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Griffin's liability under its Deferred Compensation Plan at November 27, 2010 and November 28, 2009 was $1,853 and $1,469, respectively. These amounts are included in other noncurrent liabilities on Griffin's consolidated balance sheets. The expense for Griffin's matching benefit to the Deferred Compensation Plan in fiscal 2010, fiscal 2009 and fiscal 2008 was $32, $32 and $27, respectively.

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

        Griffin accounts for postretirement benefits in accordance with FASB ASC 715-10, "Compensation—Retirement Benefits." This guidance requires recognition of the funded status on Griffin's consolidated balance sheet of its postretirement benefits program. The effect of FASB ASC 715-10 in fiscal 2010 and fiscal 2008 was a decrease in noncurrent liabilities of $304 and $218, respectively, and increases of $188 and $137, respectively, after tax, in accumulated other comprehensive income. The effect in fiscal 2009 was an increase in noncurrent liabilities of $84 and a decrease of $53, after tax, in accumulated other comprehensive income.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Retirement Benefits (Continued)

        Griffin's liability for postretirement benefits, as determined by the plan's actuary, is shown below. The program's liability is unfunded.

	Nov. 27, 2010	Nov. 28, 2009
Change in benefit obligation:
Benefit obligation at beginning of year	$676	$633
Actuarial (gain) loss	(304)	84
Interest cost	30	40
Service cost	16	16
Benefits paid	(5)	(5)
Amortization of actuarial gain	(24)	(27)
Curtailment gain	—	(65)

Benefit obligation at end of year	$389	$676

        The curtailment gain in fiscal 2009 resulted from the shutdown of Imperial's Florida farm. Approximately $44 of the estimated net actuarial gain will be amortized from accumulated other comprehensive income into net periodic benefit cost in the next fiscal year.

        Griffin's liability for postretirement benefits as of November 27, 2010 and November 28, 2009 is attributed to the following:

	Nov. 27, 2010	Nov. 28, 2009
Amounts recognized in the consolidated balance sheets consist of:
Retirees	$20	$4
Fully eligible active participants	157	303
Other active participants	212	369

Liability for postretirement benefits	$389	$676

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Retirement Benefits (Continued)

        The components of Griffin's postretirement benefits (income) expense are as follows:

	For the Fiscal Years Ended,
	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008
Service cost	$16	$16	$21
Interest	30	40	41
Amortization of actuarial gain	(24)	(27)	(10)
Curtailment gain	—	(65)	—

Total expense (income)	22	(36)	52
Other changes in benefit obligations recognized in other comprehensive loss:
Actuarial (gain) loss	(304)	84	(218)

Total recognized in net periodic benefit expense (income) and other comprehensive loss	$(282)	$48	$(166)

        An assumed health care cost trend of 7.9% has been utilized for the next year, with an ultimate assumed rate of 4.5% being reached in 2027. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	13	(12)

        Discount rates of 5.23% and 5.61% were used to compute the accumulated postretirement benefit obligations at November 27, 2010 and November 28, 2009, respectively. The discount rates used are based on the spot rate of the Citigroup Pension Discount Curve, which is used to discount the projected cash flows of the plan. Discount rates of 5.61%, 7.65% and 6.25% were used to compute the net periodic benefit expense for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

2011	$10
2012	14
2013	12
2014	14
2015	14
2016 - 2020	105

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Stockholders' Equity

  Loss Per Share

        Basic and diluted loss per share were based on the following:

	For the Fiscal Years Ended,
	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008
Net loss as reported for computation of basic and diluted per share results	$(4,487)	$(5,513)	$(8,285)

Weighted average shares outstanding for computation of basic per share results	5,105,000	5,080,000	5,060,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	—	—

Adjusted weighted average shares for computation of diluted per share results	5,105,000	5,080,000	5,060,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where inclusion of such shares would be anti-dilutive. For the fiscal years ended November 27, 2010, November 28, 2009 and November 29, 2008 the incremental shares from the assumed exercise of stock options would have been 15,000, 33,000 and 77,000 shares, respectively.

  Griffin Stock Option Plan

        In fiscal 2009, the Board of Directors adopted the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the "2009 Stock Option Plan"), which replaced the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "1997 Stock Option Plan"). The 2009 Stock Option Plan was approved by Griffin's stockholders at Griffin's 2009 Annual Meeting of Stockholders held on May 12, 2009. The Compensation Committee of Griffin's Board of Directors administers the 2009 Stock Option Plan. The 2009 Stock Option Plan makes available options to purchase 386,926 shares of Griffin common stock, which includes 161,926 options to purchase the 161,926 shares that were available for issuance under the 1997 Stock Option Plan at the time it was replaced. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin's Compensation Committee. Vesting of all of Griffin's stock options is solely based upon service requirements and does not contain market or performance conditions.

        Stock options issued will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at November 27, 2010 may be exercised as stock appreciation rights.

        There were 8,202, 70,263 and 29,704 stock options granted in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. All of the options granted in fiscal 2010 vest on the second anniversary from the

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Stockholders' Equity (Continued)

date of grant. Fiscal 2009 includes 60,000 stock options granted to employees and 1,749 stock options granted to a director upon his initial election to Griffin's Board of Directors. In addition, fiscal 2009 includes 8,514 stock options granted to non-employee directors under the 2009 Stock Option Plan upon their reelection to Griffin's Board of Directors. Of the options granted in fiscal 2009, 1,749 vested immediately on the grant date, 8,514 vest on the second anniversary from the date of grant and 60,000 vest in equal installments on the third, fourth and fifth anniversaries from the grant date. Of the options granted in fiscal 2008, 4,704 vest on the second anniversary from the date of grant and 25,000 vest in equal installments on the third, fourth and fifth anniversaries from the grant date.

        The fair value of each of the stock options granted in fiscal 2010 was $13.48. The fair values of the stock options granted in fiscal 2009 were $15.53 for 1,749 options, $13.02 for 8,514 options, $10.54 for 15,000 options, $14.40 for 22,500 options and $14.88 for 22,500 stock options. The fair values of the stock options granted in fiscal 2008 were $14.96 for 4,704 options and $14.82 for 25,000 stock options. The fair values were estimated as of the date of each grant using the Black-Scholes option-pricing model. The following assumptions were used in determining the fair values of each option:

	For the Fiscal Years Ended,
	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008
Expected volatility	42.3%	37.7% to 43.5%	38.6% to 41.1%
Range of risk free interest rates	3.0%	1.6% to 2.7%	3.5%
Expected option term (in years)	8.5	5 to 8.5	7 to 8
Dividend yield	$0.40	$0.40	$0.40

        Compensation cost recognized in fiscal 2010, fiscal 2009 and fiscal 2008 was $391, $366 and $179, respectively, with related tax benefits of $99, $95 and $53, respectively. Forfeiture rates of 0%, 25.8% and 46.6% were utilized based on the historical activity of the grantees, including the groups in which the grantees are part of, such as independent directors, executives and employees.

        A summary of the activity under the Griffin Stock Option Plan is as follows:

Vested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at December 1, 2007	218,378	$14.13
Exercised in 2008	(134,150)	13.83
Vested in 2008	5,140	31.13

Outstanding at November 29, 2008	89,368	15.56
Exercised in 2009	(24,020)	14.36
Vested in 2009	7,903	34.51
Forfeited in 2009	(2,118)	31.06

Outstanding at November 28, 2009	71,133	17.61
Exercised in 2010	(31,101)	12.20
Vested in 2010	5,698	32.84

Outstanding at November 27, 2010	45,730	$23.18

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Stockholders' Equity (Continued)

        The intrinsic value of options exercised in fiscal 2010, fiscal 2009 and fiscal 2008 was $468, $435 and $2,705, respectively.

Range of Exercise Prices for Vested Options	Outstanding at Nov. 27, 2010	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$11.00 - $14.00	7,443	$11.91	2.3	$123	$38
$15.00 - $18.00	15,322	$16.80	0.8	179	98
$24.00 - $39.00	22,965	$31.09	5.8	20	362

	45,730	$23.18	3.5	$322	$498

Nonvested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at December 1, 2007	18,348	$32.62
Granted in 2008	29,704	34.03
Vested in 2008	(5,140)	31.13
Forfeited in 2008	(2,228)	35.89

Outstanding at November 29, 2008	40,684	33.66
Granted in 2009	70,263	32.51
Vested in 2009	(7,903)	34.51
Forfeited in 2009	(1,667)	30.95

Outstanding at November 28, 2009	101,377	32.84
Granted in 2010	8,202	29.25
Vested in 2010	(5,698)	32.84

Outstanding at November 27, 2010	103,881	$32.56

Range of Exercise Prices for Nonvested Options	Outstanding at Nov. 27, 2010	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$28.00 - $31.00	18,881	$28.96	8.6	$2	$256
$33.00 - $35.00	85,000	$33.36	7.9	—	1,187

	103,881	$32.56	8.0	$2	$1,443

Number of option holders at November 27, 2010	18

        In fiscal 2011, $318 of unrecognized compensation cost related to nonvested stock options will be recognized, $164 of unrecognized compensation cost related to nonvested stock options will be recognized in fiscal 2012, $56 of unrecognized compensation cost related to nonvested stock options will be recognized in fiscal 2013 and $7 of unrecognized compensation cost will be recognized in fiscal year 2014. The total fair value of shares vested during fiscal 2010, fiscal 2009 and fiscal 2008 was $87, $132 and $94, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Stockholders' Equity (Continued)

  Accumulated Other Comprehensive Income

        As of November 27, 2010, Griffin held 5,277,150 shares of common stock in Centaur Media and accounts for its investment in Centaur Media as an available-for-sale security under ASC 320-10. Accordingly, the investment in Centaur Media is carried at its fair value on Griffin's consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income. Upon the sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that were sold during the time Griffin held those shares is reclassified from accumulated other comprehensive income and included in Griffin's consolidated statement of operations.

        Griffin complies with ASC 715-10 which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result, in fiscal 2010 and fiscal 2008, noncurrent liabilities decreased by $304 and $218, respectively, and other comprehensive income increased by $188 and $137, respectively, after tax. In fiscal 2009, noncurrent liabilities increased by $84 and other comprehensive income decreased by $53, after tax.

        The amounts recorded in accumulated other comprehensive income are as follows:

	For the Fiscal Years Ended,
	Nov. 27, 2010	Nov. 28, 2009	Nov. 29, 2008
Balance at beginning of year	$926	$646	$5,002
Increase (decrease) in fair value of Centaur Media plc, net of taxes of $235, $318 and ($2,044), respectively	548	617	(3,761)
Decrease in value of cash flow hedges, net of taxes of ($263) and ($284), respectively	(448)	(486)	—
(Decrease) increase in value of Centaur Media plc, due to exchange (loss) gain, net of taxes of ($89), $104 and ($397), respectively	(207)	202	(732)
Actuarial gain (loss) on postretirement benefits program, net of taxes of $116, ($31) and $81, respectively	188	(53)	137

Balance at end of year	$1,007	$926	$646

        Accumulated other comprehensive income is comprised of the following:

	Nov. 27, 2010	Nov. 28, 2009
Unrealized gain on investment in Centaur Media plc	$1,622	$1,281
Unrealized loss on cash flow hedges	(934)	(486)
Actuarial gain on postretirement benefits plan	319	131

	$1,007	$926

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Stockholders' Equity (Continued)

  Cash Dividends

        In fiscal 2010, fiscal 2009 and fiscal 2008, Griffin declared a dividend of $0.10 per common share for each quarter and paid a total of approximately $2.0 million of dividends to its common stockholders in each of those years.

  Treasury Stock

        In fiscal 2007, Griffin's Board of Directors authorized a program to repurchase, from time to time, up to 250,000 shares of its outstanding common stock through private transactions. The program expired on December 31, 2008. During fiscal 2008, Griffin repurchased 85,200 of its outstanding shares for approximately $2.9 million. There were no shares repurchased by Griffin in fiscal 2009 prior to the expiration of the share repurchase program.

        There were no shares of common stock received by Griffin in fiscal 2010 or fiscal 2009 related to the exercise of stock options. In fiscal 2008, Griffin received 73,183 shares of its common stock in connection with the exercise of stock options and for reimbursement of income tax withholdings related to those stock option exercises. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of approximately $2.5 million in fiscal 2008.

14. Operating Leases

        As lessor, Griffin Land's real estate activities include the leasing of industrial, flex and office space. Future minimum rentals to be received under Griffin Land's noncancelable leases as of November 27, 2010 were:

2011	$17,110
2012	15,187
2013	13,885
2014	12,272
2015	10,315
Later years	37,075

$105,844

        Total rental revenue from all of Griffin Land's leases in fiscal 2010, fiscal 2009 and fiscal 2008 was $18,976, $17,004 and $15,203, respectively.

        On August 1, 2009, Imperial entered into a six-year lease with Tri-B Nursery, Inc. ("Tri-B"), a private company, to lease to Tri-B the Florida farm. The lease includes an option for Tri-B to purchase the facility for an agreed upon price at any time during term of the lease, with 50% of any rental payments made during the fourth, fifth and sixth years of the lease applied to the purchase price. In December 2010, Tri-B was sold to a private company and the lease of the Florida farm was assigned to

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Operating Leases (Continued)

the new owner. The lease of the Florida farm is being accounted for as an operating lease, with the remaining rental payments as follows:

2011	$267
2012	400
2013	600
2014	600
2015	400

$2,267

        Total rental revenue from Imperial's lease of its Florida farm in fiscal 2010 and fiscal 2009 was $482 and $177, respectively.

        All future minimum rental payments, principally for Griffin's corporate headquarters, under noncancelable leases, as lessee, as of November 27, 2010 were:

2011	$232
2012	225
2013	186

Total minimum lease payments	$643

        Total rental expense for all operating leases, as lessee, in fiscal 2010, fiscal 2009 and fiscal 2008 was $246, $251 and $191, respectively.

15. Supplemental Financial Statement Information

  Deferred Revenue on Land Sales

        In fiscal 2006, Griffin sold 130 acres of undeveloped land in Tradeport for cash proceeds of $13.0 million. As provided in the terms of the contract for the sale of the land and as required under the State Traffic Commission Certificate covering the area in Tradeport located in Windsor, Connecticut, certain improvements to existing roads were required. The costs of these improvements were the responsibility of Griffin, however, a portion of the costs were reimbursed from the purchaser of the land and performed by the town. As a result of Griffin's involvement with the required improvements to the existing roads, this land sale was accounted for under the percentage of completion method. Accordingly, the revenue and the pretax gain on the sale were recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the allocated costs of the required improvements to existing roads. Costs included in determining the percentage of completion were the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.

        In fiscal 2007, management reduced its estimate of the total costs to be incurred to complete the required road improvements. As a result, the total projected pretax gain on this transaction increased from approximately $9.7 million to approximately $10.2 million, and the percentage of completion increased as a result of the reduction in the expected total costs.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

15. Supplemental Financial Statement Information (Continued)

        As of November 29, 2008, the required road improvements were completed and all of the costs incurred, therefore, all of the revenue and all of the pretax gain on sale, approximately $10.2 million, were included in Griffin's results of operations from the time the sale closed in fiscal 2006. In fiscal 2008 Griffin recognized previously deferred revenue of approximately $2.0 million and previously deferred pretax gain of approximately $1.5 million on this transaction.

  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of:

	Nov. 27, 2010	Nov. 28, 2009
Trade payables	$739	$619
Prepaid rent	677	637
Dividend payable	512	509
Accrued salaries, wages and other compensation	458	386
Accrued construction costs	192	287
Retainage	2	228
Other accrued liabilities	1,007	1,001

	$3,587	$3,667

  Supplemental Cash Flow Information

        Increases of approximately $0.5 million and approximately $1.2 million in fiscal 2010 and fiscal 2009, respectively, in Griffin's Investment in Centaur Media reflects the mark to market adjustment of this investment and did not affect Griffin's cash. A decrease of approximately $6.9 million in fiscal 2008 in Griffin's Investment in Centaur Media reflects the mark to market adjustment of this investment and did not affect Griffin's cash.

        Griffin did not incur any new capital lease obligations in fiscal 2010 or fiscal 2009. Griffin incurred capital lease obligations in fiscal 2008 of $70.

        Accounts payable and accrued liabilities related to additions to real estate held for sale or lease decreased by $321 and $468 in fiscal 2010 and fiscal 2009, respectively.

        In fiscal 2010 and fiscal 2009, Griffin did not receive any shares of its common stock either as consideration for the exercise of employee stock options or for payment for required income tax withholdings. In fiscal 2008, Griffin received, as consideration for the exercise of employee stock options, 50,702 shares of its common stock. Also in fiscal 2008, Griffin received 22,481 shares of its common stock from employees in payment for required income tax withholdings of $769 related to the exercise of stock options. The common stock received is included in Treasury Stock on Griffin's consolidated balance sheet and Griffin's payment of $769 for required income tax withholdings was included in cash provided by operating activities in Griffin's consolidated statements of cash flows for fiscal 2008.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

15. Supplemental Financial Statement Information (Continued)

        Property sales revenue in fiscal 2008 includes $2.5 million from the sale of land to the Town of Simsbury related to the settlement of litigation in connection with Griffin's proposed residential development in that town (see Note 18). Cash of $0.5 million was received at the closing and $0.5 million (including interest) was received in both fiscal 2010 and fiscal 2009, with payments of $0.5 million due in fiscal 2011 and $0.7 million due in 2012. Included in the total amount due of $1.2 million at November 27, 2010 is approximately $0.1 million of interest, as the noninterest bearing note was discounted at a 4.5% rate to its present value at the time of the transaction.

        Deferred revenue related to the Walgreen land sale that closed in fiscal 2006 decreased by approximately $2.0 million in fiscal 2008. That transaction was accounted for using the percentage of completion method. Griffin received the cash proceeds from that transaction in fiscal 2006.

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

        In fiscal 2010, fiscal 2009 and fiscal 2008, Griffin received income tax refunds, net of income tax payments, of $6,648, $1,768 and $629, respectively. Interest payments, net of capitalized interest, were $4,107, $3,278 and $3,168 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

16. Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2010 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$4,806	$15,491	$7,532	$7,782	$35,611
Gross profit	970	2,724	1,025	2,397	7,116
Net loss	(1,844)	(785)	(1,313)	(545)	(4,487)
Basis loss per share	(0.36)	(0.15)	(0.26)	(0.11)	(0.88)
Diluted loss per share	(0.36)	(0.15)	(0.26)	(0.11)	(0.88)

2009 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$4,633	$19,708	$7,774	$7,084	$39,199
Gross profit	736	2,562	1,038	971	5,307
Net loss	(1,822)	(973)	(1,436)	(1,282)	(5,513)
Basis loss per share	(0.36)	(0.19)	(0.28)	(0.25)	(1.09)
Diluted loss per share	(0.36)	(0.19)	(0.28)	(0.25)	(1.09)

        The sum of the four quarters earnings per share data may not equal the annual earnings per share data due to the requirement that each period be calculated separately.

        Imperial's landscape nursery business is highly seasonal, with net sales peaking in the spring, which is included in Griffin's second quarter.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

17. Commitments and Contingencies

        As of November 27, 2010, Griffin had committed purchase obligations of approximately $1.1 million, principally for the purchase of plants and raw materials by Imperial and for construction of tenant improvements related to recently signed leases at Griffin Land.

        Griffin is involved, as a defendant, in other various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters will not be material, individually or in the aggregate, to Griffin's consolidated financial position, results of operations or cash flows.

18. Litigation Settlements

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

19. Subsequent Events

        In accordance with FASB ASC 855, "Subsequent Events," Griffin has evaluated all events or transactions occurring after November 27, 2010, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended November 27, 2010, other than the disclosures herein.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Griffin Land & Nurseries, Inc.

        We have audited the consolidated financial statements of Griffin Land & Nurseries, Inc. and subsidiaries (the "Company") as of November 27, 2010 and November 28, 2009 and for each of the three years in the period ended November 27, 2010 listed in the index appearing under Item 15(a)(1). Our audits also included the financial statement schedules of Griffin Land & Nurseries, Inc. listed in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and subsidiaries as of November 27, 2010 and November 28, 2009, and the results of their operations and their cash flows for each of the three years in the period ended November 27, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Griffin Land & Nurseries, Inc. and subsidiaries' internal control over financial reporting as of November 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2011 expressed an unqualified opinion on the effectiveness of Griffin Land & Nurseries, Inc's internal control over financial reporting.

New Haven, Connecticut
February 10, 2011

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

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

        Management's Report on Internal Control Over Financial Reporting:    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of November 27, 2010, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment and those criteria, management of the Company has concluded that, as of November 27, 2010, the Company's internal control over financial reporting was effective.

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

        We have audited Griffin Land & Nurseries, Inc.'s internal control over financial reporting as of November 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Griffin Land & Nurseries, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Griffin Land & Nurseries, Inc. as of November 27, 2010 and November 28, 2009 and for each of the three years in the period ended November 27, 2010 listed in the index appearing under Item 15(a)(1) and our report dated February 10, 2011 expressed an unqualified opinion.

New Haven, Connecticut
February 10, 2011

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Edgar M. Cullman	93	Chairman of the Board and Director
Frederick M. Danziger	70	President, Chief Executive Officer and Director
Winston J. Churchill, Jr.	70	Director
David M. Danziger	44	Director
Thomas C. Israel	66	Director
Albert H. Small, Jr.	54	Director
David F. Stein	70	Director
Scott Bosco	44	Vice President of Construction, Griffin Land division
Anthony J. Galici	53	Vice President, Chief Financial Officer and Secretary
Michael S. Gamzon	41	Executive Vice President and Chief Operating Officer
Thomas M. Lescalleet	48	Senior Vice President, Griffin Land division
Gregory M. Schaan	53	President and Chief Executive Officer, Imperial Nurseries, Inc.

        Griffin's directors are each elected for a term of one year.

        Edgar M. Cullman has been the Chairman of the Board of Griffin since April 1997. He was Chairman of the Board of General Cigar Holdings, Inc., from December 1996 through April 2005, when it was sold. From 1962 to 1996 he served as Chief Executive Officer of Culbro Corporation. Mr. Cullman served as a Director of Culbro Corporation from 1961 until 1997 and was Chairman of Culbro Corporation from 1975 until 1997. Mr. Cullman is a Director of Bloomingdale Properties, Inc. and was a Director of Centaur Communications, Ltd. through March 9, 2004. Mr. Cullman is a managing member of Culbro LLC. Edgar M. Cullman is the father-in-law of Frederick M. Danziger and the grandfather of David M. Danziger. Mr. Cullman has many years of experience and expertise as a senior corporate executive and public company board member.

        Frederick M. Danziger has been a Director and the President and Chief Executive Officer of Griffin since April 1997, and was a Director of Culbro Corporation from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Frederick M. Danziger was Of Counsel to the law firm of Latham & Watkins from 1995 until 1997. From 1974 until 1995, Mr. Frederick M. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Frederick M. Danziger also is a Director of Monro Muffler Brake, Inc. and Bloomingdale Properties, Inc. and was a Director of Centaur Communications, Ltd. through March 9, 2004. Frederick M. Danziger is the son-in-law of Edgar M. Cullman, the father of David M. Danziger and the father-in-law of Michael S. Gamzon. Mr. Danziger's background as a lawyer and his extensive experience and knowledge with respect to real estate and real estate financing, which is a significant part of Griffin's business, provides a unique perspective to the Board.

        Winston J. Churchill, Jr. has been a Director of Griffin since April 1997. Mr. Churchill, Jr. is also a Director of Amkor Technology, Inc., Innovative Solutions and Support, Inc., Rodman & Renshaw Capital Group, Inc. and Cyalume Technologies Holdings, Inc. He is managing general partner of SCP Partners, which manages venture capital and private equity investments for institutional investors, and is Chairman of CIP Capital Management, Inc. Mr. Churchill, Jr. is the brother-in-law of Albert H. Small, Jr. Mr. Churchill, Jr. has significant experience as a member of Griffin's Board of Directors, has many years of general business experience and expertise as a managing general partner and board member of publicly held companies.

        David M. Danziger has been a Director of Griffin since May 2006. He was an Executive Vice President of General Cigar Holdings, Inc. from January 1999 through April 2005. David M. Danziger is a managing member of Culbro LLC. David M. Danziger is the son of Frederick M. Danziger, the grandson of Edgar M. Cullman and the brother-in-law of Michael S. Gamzon. Mr. Danziger has many years of general business experience and expertise as an executive of a publicly held company.

        Thomas C. Israel has been a Director of Griffin since July 2000. Mr. Israel was a Director of Asbury Automotive Group, Inc. from 2003 through 2005. Mr. Israel was a Director of Culbro Corporation from 1989 until 1997 and a Director of General Cigar Holdings, Inc. from December 1996 until May 2000. Mr. Israel is Chairman of A.C. Israel Enterprises, Inc., an investment company. Mr. Israel has significant experience as a member of Griffin's Board of Directors, many years of general business experience and expertise as an executive and board member of publicly held companies.

        Albert H. Small, Jr. has been a Director of Griffin since January 22, 2009. Mr. Small, Jr. was President of Renaissance Housing Corporation, a private company involved in residential real estate development from 1984 through March 2005, and President of WCI Communities Mid-Atlantic Division from March 2005 through March 2008. From March 2008 through the present, Mr. Small, Jr. has been active in the development and management of several commercial and office developments in Washington D.C. Mr. Small, Jr. is the brother-in-law of Winston J. Churchill, Jr. Mr. Small, Jr. has significant experience in real estate development and management which gives him unique insights into Griffin's challenges, opportunities and operations.

        David F. Stein has been a Director of Griffin since November 1997. Mr. Stein was Vice Chairman of J&W Seligman & Co., Inc., an asset management firm from 1996 through the sale of that firm to Ameriprise Financial, Inc. in November 2008. He retired from Ameriprise Financial, Inc. in January 2009. Mr. Stein has significant experience as a member of Griffin's Board of Directors, extensive general business and finance experience and expertise as a managing executive.

        Scott Bosco has been the Vice President of Construction of the Griffin Land division since July 2005.

        Anthony J. Galici has been the Vice President, Chief Financial Officer and Secretary of Griffin since April 1997.

        Michael S. Gamzon was appointed Executive Vice President and Chief Operating Officer of Griffin in September 2010. Mr. Gamzon was a Vice President of Griffin from January 2008 through August 2010. Mr. Gamzon was an investment analyst with Alson Capital Partners, LLC from April 2005 until January 2008 and an investment analyst with Cobalt Capital Management, LLC from March 2002 until March 2005. Mr. Gamzon is the son-in-law of Frederick M. Danziger and the brother-in-law of David M. Danziger.

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

Audit Committee

        Griffin's Audit Committee consists of David F. Stein, Chairman, Thomas C. Israel and Albert H. Small, Jr. All of the members of the Audit Committee are independent directors. None of the members of the Audit Committee are considered a financial expert as defined by Item 407(d)(5) of Regulation S-K of the Securities and Exchange Act of 1934. The Audit Committee engages an accounting and auditing firm as an advisor to the Audit Committee in carrying out its responsibilities, represented by a partner who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies. The Audit Committee approves all auditing and non-auditing services, reviews audit reports and the scope of audit by Griffin's independent registered public accountants and related matters pertaining to the preparation and examination of Griffin's financial statements. From time to time, the Audit Committee makes recommendations to the Board of Directors with respect to the foregoing matters. The Audit Committee held five meetings in fiscal 2010.

Board of Directors' Role in Oversight of Risk

        Management is responsible for Griffin's day-to-day risk management activities, and the Board's role is to engage in informed risk oversight. In fulfilling this oversight role, Griffin's Board of Directors focuses on understanding the nature of Griffin's enterprise risks, including operations and strategic direction, as well as the adequacy of Griffin's overall risk management system. There are a number of ways the Board performs this function, including the following:

  •
  at its regularly scheduled meetings, the Board receives management updates on Griffin's business operations, financial results and strategy and discusses risks related to its businesses;

  •
  the Audit Committee assists the Board in its oversight of risk management by discussing with management, particularly the Chief Executive Officer and the Chief Financial Officer, Griffin's major risk exposures and the steps management has taken to monitor and control such exposures; and

  •
  through management updates and committee reports, the Board monitors Griffin's risk management activities, including the risk management process, risks relating to Griffin's compensation programs, and financial and operational risks being managed by Griffin.

        The Board does not believe that its role in the oversight of Griffin's risk affects the Board's leadership structure.

Compensation Risk

        The Compensation Committee reviews compensation policies and practices affecting employees in addition to those applicable to executive officers. The Compensation Committee has determined that it is not reasonably likely that Griffin's compensation policies and practices for its employees would have a material adverse effect on Griffin.

Nominating Committee

        Griffin's Nominating Committee consists of Thomas C. Israel, Chairman, Winston J. Churchill, Jr. and David F. Stein. All of the members of the Nominating Committee are independent directors. The

Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. In searching for qualified director candidates for election to Griffin's Board of Directors and to fill vacancies on the Board, the Board may solicit current directors for the names of potentially qualified candidates and may ask directors to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates and will consider suggestions from shareholders for nominees for election as directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Board believes such a policy is not necessary in that the Nominating Committee will consider nominees based on a nominee's qualifications, regardless of whether the nominee is recommended by stockholders. The Nominating Committee does not have a charter. The Nominating Committee did not meet in fiscal 2010.

Board Diversity; Selection and Evaluation of Director Candidates

        The Board does not have a formal policy with respect to Board nominee diversity. When identifying nominees for director, the Nominating Committee focuses on relevant subject matter expertise, depth of knowledge in key areas that are important to Griffin, and the background, perspective and experience of the nominee. The Nominating Committee is charged with building and maintaining a board that has an ideal mix of talent and experience to achieve the Griffin's business objectives in the current environment.

Board Leadership Structure

        Separate individuals hold the positions of Chairman of the Board and Chief Executive Officer, and the Chairman is not an employee. The Board has been led by a Non-Executive Chairman since 1997. The Chairman of the Board is responsible for overseeing the Board's activities, in consultation with the Chief Executive Officer, as appropriate. Griffin's current leadership structure permits the Chief Executive Officer to focus his attention on running the company and permits the Chairman to run the Board. The Board believes this leadership structure is appropriate for Griffin's current circumstances given the Chairman's long involvement with and deep knowledge of Griffin, which enhances the Board's oversight of and independence from management.

Communication with the Board or Nominating Committee

        Stockholders who wish to communicate with the Board of Directors or the Nominating Committee should address their communications to Thomas C. Israel, Chairman of the Nominating Committee, via first class mail, at Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020. Such communication will be distributed to the specific Director(s) requested by the stockholders, or if generally to the Board of Directors, to other members of the Board of Directors as may be appropriate depending on the material outlined in the stockholder communication.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Griffin's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. The stock option ownership of the officers is disclosed in the stock option table set forth below and the description of stock option grants to directors is disclosed under the heading "Director Compensation." Based on its involvement in the preparation of certain such forms, and a review of copies of other such forms received by it, Griffin believes that with respect to fiscal 2010, all such Section 16(a) filing requirements were satisfied.

ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

        This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to each of Griffin's Named Executive Officers during the last completed fiscal year. The Named Executive Officers for the fiscal year ended November 27, 2010 are as follows:

Frederick M. Danziger	President and Chief Executive Officer ("CEO") of Griffin
Anthony J. Galici	Vice President, Chief Financial Officer and Secretary of Griffin
Michael S. Gamzon	Executive Vice President and Chief Operating Officer ("COO") of Griffin
Thomas M. Lescalleet	Senior Vice President of the Griffin Land division
Gregory M. Schaan	President and Chief Executive Officer of Imperial Nurseries, Inc.

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

Design and Implementation

        With these objectives in mind, Griffin's Compensation Committee has built an executive compensation program that consists of three principal elements:

  1.
  Base Salary
  2.
  Annual Incentive Compensation Programs
  3.
  Long-Term Incentive Program

        Griffin also contributes to a 401(k) savings plan and deferred compensation plan on behalf of its executives. These contributions, however, comprise a relatively minor portion of Griffin's Named Executive Officers' compensation packages.

Base Salary

        Griffin pays base salaries to its Named Executive Officers in order to provide a consistent, minimum level of pay that sustained individual performance warrants. Griffin also believes that a competitive annual base salary is important to attract and retain an appropriate caliber of talent for each position over time.

        The annual base salaries of Griffin's Named Executive Officers are determined by its President and CEO (except with regard to his salary) and approved annually by the Compensation Committee. The annual base salary of Griffin's President and CEO is determined by the Compensation Committee. All salary decisions are based on each Named Executive Officer's level of responsibility, experience and recent and past performance, as determined by the President and CEO and the Compensation Committee, as applicable. Griffin does not benchmark its base salaries in any way, nor does Griffin employ the services of a compensation consultant.

Annual Incentive Compensation Programs

        Griffin's annual incentive programs are designed to recognize short-term performance against established annual performance goals for each of its operating businesses, as explained below. These performance goals are developed by the President and CEO and approved or modified, as necessary, by the Compensation Committee. Additionally, the Compensation Committee retains the discretion to adjust any awards made to Griffin's executives, including making awards in the absence of the attainment of any of the performance goals under Griffin's annual incentive compensation plans. Any such adjustment may only be to the benefit of the participants. The Compensation Committee made a discretionary increase of $15,000 to the incentive compensation pool for fiscal 2010 under the Griffin Land Incentive Compensation Plan. Griffin makes annual incentive payments, if any, in the year following the year in which they are earned.

Griffin Land

        Under the Griffin Land Incentive Compensation Plan for Fiscal Year 2010 (the "Griffin Land Incentive Plan"), incentive compensation is awarded based on certain defined components, including: (i) profit from property sales (10% of the pretax profit on property sales, as defined in the Griffin Land Incentive Plan, a maximum of an aggregate $150,000 of incentive compensation could have been accrued under this component); (ii) value generated from buildings built on speculation (10% of the incremental value generated, as defined in the Griffin Land Incentive Plan, a maximum of an aggregate $200,000 of incentive compensation could have been accrued under this component); (iii) value generated from build-to-suit projects entered into in fiscal 2010 (10% of the incremental value created, as defined in the Griffin Land Incentive Plan, a maximum of an aggregate $200,000 of incentive compensation could have been accrued under this component); (iv) the leasing of currently vacant space (a maximum of an aggregate $250,000 of incentive compensation could have been accrued under this component); and (v) the renewal of leases expiring in 2010 (a maximum of an aggregate $75,000 of incentive compensation could have been accrued under this component). These objectives are designed to reward management for increasing the operating cash flow of the real estate business. Amounts earned under each objective are accrued into an incentive compensation pool up to a maximum incentive compensation of $875,000 if all targets are achieved at their maximum amounts. The incentive compensation pool is divided among executives and employees of Griffin Land. The amounts earned by Griffin Land employees under the Griffin Land Incentive Plan may be increased at the discretion of the Compensation Committee. The Compensation Committee increased the incentive compensation pool of the Griffin Land Incentive Plan for fiscal 2010 by $15,000 recognizing the achievement of the lease extension in the Pennsylvania building that was acquired in January 2010.

        Over the past three years achievement of the components of the Griffin Land Incentive Plan has been as follows:

Incentive Plan Component	Fiscal 2010	Fiscal 2009	Fiscal 2008
Profit from property sales	Achieved	Not Achieved	Not Achieved
Value generated from buildings built on speculation	Not Achieved	Not Achieved	Not Achieved
Value generated from build-to-suit projects	Not Achieved	Achieved	Not Achieved
Leasing of currently vacant space	Achieved	Not Achieved	Achieved
Renewal of expiring leases	Achieved	Achieved	Achieved

        The achievement of profit from property sales, leasing of currently vacant space and renewal of expiring leases resulted in $176,500 being accrued into the Griffin Land incentive compensation pool for fiscal 2010. Subsequently, the Compensation Committee, at its discretion, increased the incentive compensation pool by $15,000 bringing the total amount accrued into the Griffin Land incentive compensation pool for fiscal 2010 to $191,500.

Imperial Nurseries

        Under the Imperial Nurseries, Inc. ("Imperial") Incentive Compensation Plan for Fiscal Year 2010, (the "Imperial Incentive Plan"), incentive compensation is awarded based on the achievement of certain defined components, including operating profit and operating cash flow, by Imperial.

  Operating Profit

        The amount to be accrued into Imperial's incentive compensation pool with respect to operating profit is a percentage of Imperial's operating profit achieved. If Imperial incurs an operating loss, no incentive compensation is accrued. If Imperial achieves an operating profit below $250,000, 30% of the operating profit is accrued into the incentive compensation pool. If Imperial's operating profit is between $250,000 and $500,000, $75,000 plus 40% of the operating profit above $250,000 is accrued into Imperial's incentive compensation pool. If Imperial's operating profit is between $500,000 and $750,000, $175,000 plus 50% of the operating profit above $500,000 is accrued into Imperial's incentive compensation pool. If Imperial's operating profit is between $750,000 and $1,000,000, $300,000 plus 30% of the operating profit above $750,000 is accrued into Imperial's incentive compensation pool. If Imperial's operating profit is above $1,000,000, $375,000 plus 25% of the operating profit above $1,000,000 is accrued into Imperial's incentive compensation pool. Because Imperial did not achieve an operating profit in fiscal 2010, no amounts were accrued into Imperial's incentive compensation pool for the operating profit component of the Imperial Incentive Plan.

  Operating Cash Flow

        The amount to be accrued into Imperial's incentive compensation pool with respect to operating cash flow is $100,000 if operating cash flow, as calculated under the Imperial Incentive Plan, exceeds $1,000,000 or $0 if operating cash flow, as calculated under the Imperial Incentive Plan, does not exceed $1,000,000. Because Imperial did not achieve operating cash flow exceeding $1,000,000, as calculated under the Imperial Incentive Plan, in fiscal 2010, no amounts were accrued into Imperial's incentive compensation pool for the operating cash flow component of the Imperial Incentive Plan.

        No amounts were accrued into Imperial's incentive compensation pool for fiscal 2010 because neither the operating profit nor the operating cash flow component was met.

Corporate

        The 2010 Corporate Incentive Compensation Plan (the "Corporate Incentive Plan") was designed to reward corporate employees, including Griffin's President and CEO, Executive Vice President and COO and the Vice President, Chief Financial Officer and Secretary, based on the results of Griffin's operating businesses, consistent with Griffin's goal to award for performance through team results as discussed above. Under the Corporate Incentive Plan, the amount of corporate incentive compensation was based on the levels of incentive compensation earned at Griffin Land and Imperial. If both the employees at Griffin Land and the senior executives at Imperial had earned incentive compensation under their respective plans, then an amount equal to 80% of the sum of those respective pools would accrue into the Corporate incentive compensation pool. However, because only Griffin Land earned incentive compensation, an amount equal to 15% of the amount of the Griffin Land incentive compensation pool was accrued into the Corporate incentive compensation pool, of which the Executive Vice President and COO and the Vice President, Chief Financial Officer and Secretary were beneficiaries. The Executive Vice President and COO and the Vice President, Chief Financial Officer and Secretary were each allocated 35% of that pool. The President and CEO received no allocation.

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

        Stock option awards to Named Executive Officers are entirely discretionary. The President and CEO recommends whether and how many stock options should be awarded to the other Named Executive Officers, and the Compensation Committee approves or, if necessary, modifies his recommendations. The Compensation Committee solely determines whether and how many stock options should be awarded to the President and CEO. In making stock option award determinations, the President and CEO and Compensation Committee consider the prior contribution of participants and their expected future contributions to the growth of Griffin. In fiscal 2010, no stock options were awarded to the Named Executive Officers or other employees.

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

        Of the 386,926 shares of common stock reserved for issuance under the 2009 Stock Option Plan, as of November 27, 2010, 16,716 shares were subject to outstanding options granted under the 2009 Stock Option Plan. In addition, as of November 27, 2010, 373,995 shares were available for future awards under the 2009 Stock Option Plan (which included certain shares that again became available following the forfeiture of outstanding options). For more information on stock options, see the Summary Compensation Table, Grants of Plan-Based Awards Table, Outstanding Equity Awards Table and their footnotes.

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

Analysis

Base Salary

        The following table presents the base salaries for Griffin's Named Executive Officers in 2010 and the percentage increase over their 2009 base salaries.

	Base Salary	% Increase
Mr. Danziger	$510,000	—
Mr. Galici	$262,500	—
Mr. Gamzon	$300,000	14.3%
Mr. Lescalleet	$230,000	—
Mr. Schaan	$240,000	—

        Griffin's Named Executive Officers did not receive an increase in base salary in 2010 with the exception of Mr. Gamzon. Mr. Gamzon's increase was in connection with being appointed to the position of Executive Vice President and Chief Operating Officer in September 2010.

Annual Incentive Compensation Program

        The following table presents the total annual incentive payments made to the Named Executive Officers for fiscal 2010, the amount of annual incentive compensation awarded under Griffin's respective annual incentive compensation plans, and the amount of any discretionary bonus the Compensation Committee awarded to the Named Executive Officers.

	Incentive Plan Payments	Discretionary Bonus Payments	Total Annual Incentive Payments
Mr. Danziger	—	—	—
Mr. Galici	$10,045	—	$10,045
Mr. Gamzon	$10,045	—	$10,045
Mr. Lescalleet	$52,898	$4,500	$57,398
Mr. Schaan	—	—	—

Griffin Land

        Mr. Lescalleet was awarded $52,898 in annual incentive compensation for 2010 based on the formula under the Griffin Land Incentive Plan which included $4,500 of the $15,000 discretionary amount added by the Compensation Committee to the Griffin Land Incentive Plan incentive compensation pool for fiscal 2010.

Imperial Nurseries

        Mr. Schaan did not receive an award under the Imperial Incentive Plan because Imperial did not achieve an operating profit or meet the operating cash flow requirements of the Imperial Incentive Plan in fiscal 2010. The Compensation Committee did not exercise its discretion to alter the formula result of the Imperial Incentive Plan.

Corporate

        Because only employees at Griffin Land earned incentive compensation for fiscal 2010, under the Corporate Incentive Plan, the Executive Vice President and COO and the Vice President, Chief Financial Officer and Secretary were each entitled to receive incentive compensation of $10,045 and the President and CEO was not entitled to any incentive compensation. The Compensation Committee did not exercise its discretion to alter the formula result of the Corporate Incentive Plan.

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

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed with management Griffin's Compensation Discussion and Analysis, and based upon this review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K and the Company's Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Winston J. Churchill, Jr. (Chairman) Thomas C. Israel David F. Stein

 EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table presents information regarding compensation of each of Griffin's Named Executive Officers for services rendered during fiscal years 2010, 2009 and 2008.

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Option Awards(1) ($)	All Other Compensation ($)		Total ($)
Frederick M. Danziger	2010	$510,000	$—	$—	$—	$15,888	(2)	$525,888
President and Chief	2009	$510,000	$—	$—	$48,571	$15,055	(2)	$573,626
Executive Officer of Griffin	2008	$508,558	$240,000	$—	$—	$15,491	(2)	$764,049
Anthony J. Galici	2010	$262,500	$—	$10,045	$—	$16,508	(3)	$289,053
Vice President, Chief	2009	$261,635	$—	$8,663	$17,833	$15,883	(3)	$304,014
Financial Officer and	2008	$254,038	$29,172	$10,828	$—	$16,056	(3)	$310,094
Secretary of Griffin
Michael S. Gamzon	2010	$269,279	$—	$10,045	$—	$8,356	(4)	$287,680
Executive Vice President and	2009	$261,635	$—	$8,663	$121,011	$6,691	(4)	$398,000
COO of Griffin	2008	$222,635	$29,172	$10,828	$88,644	$192	(4)	$351,471
Thomas M. Lescalleet	2010	$230,077	$4,500	$52,898	$—	$10,526	(5)	$298,001
Senior Vice President,	2009	$229,692	$—	$49,500	$17,833	$10,073	(5)	$307,098
Griffin Land division	2008	$222,875	$—	$65,000	$—	$10,300	(5)	$298,175
Gregory M. Schaan	2010	$240,000	$—	$—	$—	$7,726	(6)	$247,726
President and Chief	2009	$239,250	$25,000	$—	$17,833	$11,533	(6)	$293,616
Executive Officer of Imperial	2008	$237,271	$—	$—	$—	$7,286	(6)	$244,557

(1)	Option award amounts represent the amount recognized in the financial statements for options granted to each of the Named Executive Officers in fiscal 2009 and fiscal 2008. The assumptions used in determining the fair value of the option awards for which expense is recognized are set forth in Note 13 of the financial statements. Option awards are made at the discretion of the Compensation Committee. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. Expense is recognized ratably in monthly increments over the three, four and five year vesting periods. The expense recognized is based on the grant date fair value of the options. The grant date fair value does not change to reflect any subsequent changes in Griffin's stock price.
(2)	2010:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $3,863 and matching contributions related to the Deferred Compensation Plan of $11,833.
	2009:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,059 and matching contributions related to the Deferred Compensation Plan of $10,804.
	2008:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,429 and matching contributions related to the Deferred Compensation Plan of $10,870.
(3)	2010:
Represents life insurance premiums of $365, matching contributions related to the Griffin 401(k) Savings Plan of $4,079, matching contributions related to the Deferred Compensation Plan of $4,064 and an automobile allowance of $8,000.
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
(4)	2010:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,316 and matching contributions related to the Deferred Compensation Plan of $3,848.
	2009:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,167 and matching contributions related to the Deferred Compensation Plan of $2,332.
	2008:	Represents life insurance premiums of $192.
(5)	2010:
Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,380, matching contributions related to the Deferred Compensation Plan of $2,654 and a medical insurance allowance of $3,300.
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
(6)	2010:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $3,974, matching contributions related to the Deferred Compensation Plan of $3,560.
2009:
Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,216, matching contributions related to the Deferred Compensation Plan of $2,635 and payment for unused vacation of $4,490.
	2008:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,669 and matching contributions related to the Deferred Compensation Plan of $2,425.

Grants of Plan-Based Awards

        The following table presents information regarding the incentive awards granted to Griffin's Named Executive Officers for fiscal 2010.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
				Option Awards: Number of Securities Underlying Options (#)				Grant Date Fair Value of Stock and Option Awards ($)
						Exercise Price of Option Awards ($/sh)
							Closing Market Price on Grant Date ($/sh)
Name	Grant Date	Target ($)	Maximum ($)
Frederick M. Danziger (1)	n/a	$—	n/a	—	(4)	$—	$—	$—
Anthony J. Galici (1)	n/a	$10,045	n/a	—	(4)	$—	$—	$—
Michael S. Gamzon (1)	n/a	$10,045	n/a	—	(4)	$—	$—	$—
Thomas M. Lescalleet (2)	n/a	$52,898	$262,500	—	(4)	$—	$—	$—
Gregory M. Schaan (3)	n/a	$—	n/a	—	(4)	$—	$—	$—

(1)
There are no threshold, target or maximum levels under the Corporate Incentive Plan. The amounts of payments to Messrs. Danziger, Galici and Gamzon under the Corporate Incentive Plan, if any, depend on the performance of Griffin's operating businesses during the fiscal year.

  The amounts shown for Messrs. Danziger, Galici and Gamzon in the Target column reflect the amounts payable to them under the plan based on the performance of Griffin Land and Imperial in fiscal 2010. Mr. Danziger did not receive a formula-based award pursuant to the Corporate Incentive Plan. The Compensation Committee did not exercise its discretion to award Messrs. Danziger, Galici or Gamzon any additional incentive bonus for fiscal 2010.

(2)
The Griffin Land Incentive Plan has no threshold or target levels; however, there is a maximum amount payable to Mr. Lescalleet under the Griffin Land Incentive Plan as shown in the Maximum column. The amount in the Target column for Mr. Lescalleet reflects the amount payable based on Griffin Land's performance during fiscal 2010.

(3)
There are no threshold, target or maximum levels under the Imperial Incentive Plan. The amounts payable to Mr. Schaan under the Imperial Incentive Plan depend on the operating profit, if any, and achieving an operating cash flow, as calculated under the Imperial Incentive Plan, for the fiscal year. Based on Imperial's performance during fiscal 2010, Mr. Schaan was not eligible to receive any payout pursuant to the Imperial Incentive Plan. Therefore, the representative amount shown under the Target column for Mr. Schaan is $0.

(4)
No options were granted under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan in fiscal 2010. In January 2011, under the 2009 Stock Option Plan, the Compensation Committee granted Mr. Danziger and Mr. Gamzon each an option to acquire 25,000 shares of Griffin common stock. The Compensation Committee also granted an option to purchase 12,500 shares of Griffin common stock each to Messrs. Galici, Lescalleet and Schaan.

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

Outstanding Equity Awards

        The following table presents information with respect to each unexercised stock option held by Griffin's Named Executive Officers as of November 27, 2010. There are no restricted stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised In-the-Money Options at Fiscal Year End(1) ($) Exercisable	Value of Unexercised In-the-Money Options at Fiscal Year End(1) ($) Unexercisable
Frederick M. Danziger	—	15,000	$33.07	1/20/2019	$—	$—	(2)

Anthony J. Galici	—	7,500	$33.07	1/20/2019	$—	$—	(2)

Michael S. Gamzon	—	25,000	$34.04	1/09/2018	$—	$—	(2)
	—	7,500	$33.07	1/20/2019	$—	$—	(2)

	—	32,500			$—	$—

Thomas M. Lescalleet	—	7,500	$33.07	1/20/2019	$—	$—	(2)

Gregory M. Schaan	—	7,500	$33.07	1/20/2019	$—	$—	(2)

(1)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $28.46 per share (the average of the high and low prices of Griffin's common stock on November 27, 2010) and the exercise price of each stock option.

(2)
There is no amount stated because the exercise price of the stock options is greater than the fair market value of $28.46 per share at November 27, 2010.

Option Exercises and Stock Vested

        The following table presents information with respect to amounts received upon exercise of options, SARs or the vesting of stock, including restricted stock (or similar instruments) by Griffin's Named Executive Officers in fiscal 2010.

	Option Awards
Name	Number of Shares Acquired on Exercise #	Value Realized on Exercise $
Frederick M. Danziger	—	—
Anthony J. Galici	7,500	$102,404
Michael S. Gamzon	—	—
Thomas M. Lescalleet	—	—
Gregory M. Schaan	17,500	$268,934

Non-Qualified Deferred Compensation

        Griffin maintains a Deferred Compensation Plan for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin 401(k) Savings Plan. A portion of an eligible employee's salary may be deferred. The investment options in the Deferred Compensation Plan mirror those of the Griffin 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets. Performance results of an employee's balance in the Deferred Compensation Plan is based on the returns of the mutual funds selected by the employee as if the amounts deferred were invested in the selected mutual funds. Distributions from the Deferred Compensation Plan may occur at termination of employment and/or at the time of qualifying hardship events, as defined. The following table presents information with respect to defined contribution plans or other plans providing for deferral of compensation on a non-tax qualified basis for Griffin's Named Executive Officers as of November 27, 2010.

Name	Executive Contributions for FYE 11/27/2010	Griffin Contributions for FYE 11/27/2010(1)	Aggregate Earnings in FYE 11/27/2010	Aggregate Balance as of FYE 11/27/2010
Frederick M. Danziger	$42,017	$11,833	$115,685	$722,843
Anthony J. Galici	$30,416	$4,064	$39,329	$319,540
Michael S. Gamzon	$18,622	$3,848	$4,709	$41,045
Thomas M. Lescalleet	$5,472	$2,654	$6,304	$65,883
Gregory M. Schaan	$33,534	$3,560	$38,937	$307,911

(1)
Griffin's contributions to the Deferred Compensation Plan are included in the "All Other Compensation" column of the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

        Imperial's Employment Agreement with Mr. Schaan governs the terms of Mr. Schaan's post-employment compensation in the event of termination or a change in control of Imperial (as defined in the Employment Agreement).

        In the event of Mr. Schaan's death or disability, Imperial will pay Mr. Schaan the sum of (i) his then current annual base salary and (ii) with respect to the year of Mr. Schaan's death or disability (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation Mr. Schaan would have earned for the full year. Accordingly, if Mr. Schaan had died or became disabled on November 27, 2010, Imperial would have been obligated to pay $240,000 to Mr. Schaan, or his estate, as applicable.

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

Director Compensation

        The following table represents information regarding the compensation paid during fiscal 2010 to members of Griffin's Board of Directors who are not also employees (the "Non-Employee Directors"). The compensation paid to Mr. Frederick M. Danziger is presented above in the Summary Compensation Table and the related explanatory notes.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)
Winston J. Churchill, Jr.	$45,500	$18,275	(1)	$63,775
Edgar M. Cullman	$46,000	$14,610	(1)	$60,610
David M. Danziger	$31,000	$14,610	(1)	$45,610
Frederick M. Danziger	$—	$—		$—
Thomas C. Israel	$52,000	$18,275	(1)	$70,275
Albert H. Small, Jr.	$41,000	$14,610	(1)	$55,610
David F. Stein	$55,500	$18,275	(1)	$73,775

(1)
These amounts reflect the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to fiscal 2010. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in Note 13 of the Notes to Consolidated Financial Statements.

        The following table represents the number of outstanding and unexercised stock option awards held by each of the Non-Employee Directors as of November 27, 2010:

Director	Number of Shares Subject to Outstanding Options as of 11/27/10
Winston J. Churchill, Jr.	20,519
Edgar M. Cullman	2,786
David M. Danziger	2,786
Thomas C. Israel	20,519
Albert H. Small, Jr.	4,535
David F. Stein	6,299

        Members of the Board of Directors who are not employees of Griffin receive $25,000 per year and $1,000 for each Board or Committee meeting they attend. The Chairman of the Board of Directors receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each receive an annual fee of $10,000 per year. The Nominating Committee Chairman receives an annual fee of $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen, each receive $5,000 per year for their service on the Committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on the Committee. Annual retainers are paid in quarterly installments. The 2009 Stock Option Plan provides that Non-Employee Directors annually receive options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of grant. Under the 2009 Stock Option

Plan, the number of shares, subject to options, granted to Non-Employee Directors upon their reelection to the Board of Directors, is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2010, Griffin granted Messrs. Churchill, Jr., Cullman, David M. Danziger, Israel, Small, Jr. and Stein each options exercisable for 1,367 shares of Common Stock at the time of their reelection to the Board of Directors. Griffin expects to grant additional options to its Non-Employee Directors in 2011 consistent with the 2009 Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

        No member of the Compensation Committee has been an officer or employee of Griffin. None of Griffin's executive officers have served as a director or member of the compensation committee of any entity whose executive officers served as a director of Griffin or member of Griffin's Compensation Committee. Messrs. Edgar M. Cullman and Frederick M. Danziger are members of the Board of Directors of Bloomingdale Properties, Inc., of which other members of the Cullman & Ernst Group are associated. Mr. Danziger also serves as trustee of the retirement plan for Bloomingdale Properties, Inc.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                    AND RELATED SHAREHOLDER MATTERS.

        The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by: (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of November 27, 2010.

Name and Address (1)	Shares Beneficially Owned (2)	Percent of Total
Edgar M. Cullman (3)	892,342	17.3
Edgar M. Cullman, Jr. (3)	906,284	17.5
Louise B. Cullman (3)	766,775	14.8
Susan R. Cullman (3)	992,399	19.2
David M. Danziger (3)	51,813	1.0
Frederick M. Danziger (3)	373,312	7.2
Lucy C. Danziger (3)	788,680	15.3
John L. Ernst (3)	418,670	8.1
Michael S. Gamzon (3)	39,489	*
Winston J. Churchill, Jr.	62,921	1.2
SCP Partners 1200 Liberty Ridge Drive, Suite 300 Wayne, PA 19087
Thomas C. Israel	34,557	*
Ingleside Investors 12 East 49th Street New York, NY 10017
Albert H. Small, Jr.	1,749	*
7311 Arrowood Road Bethesda, MD 20817
David F. Stein	38,513	*
875 Park Avenue New York, NY 10075
Anthony J. Galici	21,023	*
Griffin Land & Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035
Gregory M. Schaan	250	*
Imperial Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035
Thomas M. Lescalleet	5,000	*
Griffin Land 204 West Newberry Road Bloomfield, CT 06002
Scott Bosco	1,667	*
Griffin Land 204 West Newberry Road Bloomfield, CT 06002
B. Bros. Realty LLC (4)	233,792	4.5

Name and Address (1)	Shares Beneficially Owned (2)	Percent of Total
Gabelli Funds, Inc. et al (5)	1,544,946	29.9
Gabelli Funds, Inc. One Corporate Center Rye, NY 10580
All directors and officers collectively, consisting of 12 persons (6)	1,522,636	29.5

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, NY 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Includes options exercisable within 60 days granted pursuant to the 2009 Stock Option Plan. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of November 27, 2010, a group (the "Cullman and Ernst Group") consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of 2,458,116 shares of common stock (approximately 48.0% of the outstanding shares of common stock). Among others, Edgar M. Cullman, Edgar M. Cullman, Jr., John L. Ernst, Frederick M. Danziger, David M. Danziger and Michael S. Gamzon (who are members of the Cullman & Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable to third parties under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman & Ernst Group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Louise B. Cullman is the wife of Edgar M. Cullman; Edgar M. Cullman, Jr., is the son of Edgar M. Cullman and Louise B. Cullman; Susan R. Cullman and Lucy C. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman; Lucy C. Danziger is the wife of Frederick M. Danziger; David M. Danziger is the son of Frederick M. Danziger and Lucy C. Danziger; and Michael S. Gamzon is the son-in-law of Frederick M. Danziger and Lucy C. Danziger and the brother-in-law of David M. Danziger.

(3)
Included within the shares shown as beneficially owned by Edgar M. Cullman are 866,204 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by John L. Ernst are 411,321 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Frederick M. Danziger are 209,778 shares in which he holds shared investment and/or voting power. Included within the shares shown as beneficially owned by Edgar M. Cullman, Jr., are 715,146 shares in which he holds shared investment and/or voting power; included within the shares owned by Louise B. Cullman are 743,365 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Susan R. Cullman are 904,634 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Lucy C. Danziger are 728,358 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by David M. Danziger are 22,968 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Michael S. Gamzon are 31,156 shares in which he holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Edgar M. Cullman, Frederick M. Danziger, David M. Danziger, Michael S. Gamzon, Susan R. Cullman and John L. Ernst disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares.

(4)
The address of B. Bros. Realty LLC ("B. Bros.") is 641 Lexington Avenue, New York, NY 10022. Susan R. Cullman and John L. Ernst are the managers of B. Bros.

(5)
Griffin has received a copy of Schedule 13D as filed with the Securities and Exchange Commission by Gabelli Funds, Inc. et al, reporting ownership of these shares as of August 16, 2010. As reported in said Schedule 13D, the securities have been acquired by GGCP, Inc. and certain of its direct and indirect subsidiaries on behalf of their investment advisory clients. Griffin has been informed that no individual client of GGCP, Inc. et al, has ownership of more than 5% of Griffin's outstanding common stock.

(6)
Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                    INDEPENDENCE.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees incurred by Griffin for professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an independent company associated with McGladrey & Pullen, LLP through an alternative practice structure) for fiscal 2010 and fiscal 2009:

	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit fees	$651,401	$695,258
Audit-related fees	30,292	21,325
Tax fees	82,047	41,179
All other	—	23,200

	$763,740	$780,962

        Audit fees consist of fees incurred for professional services rendered for the audit of Griffin's consolidated financial statements and for the review of Griffin's interim consolidated financial statements. Audit-related fees include fees incurred for professional services rendered for the audit of Griffin's 401(k) Savings Plan by McGladrey & Pullen, LLP. Tax fees consist of fees incurred for professional services performed by RSM McGladrey, Inc. relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to McGladrey & Pullen, LLP in fiscal 2010 or fiscal 2009.

        The Audit Committee's policy is to pre-approve all audit, audit-related and tax services to be provided by the independent registered public accountants. During fiscal 2010, Griffin's Audit Committee pre-approved all audit, audit-related and tax services. The Audit Committee has considered the non-audit services provided by McGladrey & Pullen, LLP and determined that the services provided were compatible with maintaining the independence of McGladrey & Pullen, LLP.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements of Griffin Land & Nurseries, Inc. See Item 8.
	Consolidated Statements of Operations for the Fiscal Years Ended November 27, 2010, November 28, 2009 and November 29, 2008	37
	Consolidated Balance Sheets as of November 27, 2010 and November 28, 2009	38
	Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended November 27, 2010, November 28, 2009 and November 29, 2008	39
	Consolidated Statements of Cash Flows for the Fiscal Years Ended November 27, 2010, November 28, 2009 and November 29, 2008	40
	Notes to Consolidated Financial Statements	41
(a)(2)	Financial Statement Schedules
	II—Valuation and Qualifying Accounts and Reserves	S-1
	III—Real Estate and Accumulated Depreciation	S-2/S-3
(a)(3)	Exhibits

Exhibit No.	Description
2.1	Form of Distribution Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)
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
10.34
Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-K dated December 2, 2006, filed February 15, 2007)
10.35
Employment Agreement by and between Imperial Nurseries, Inc. and Gregory M. Schaan dated January 1, 2001, as amended April 9, 2008, (incorporated by reference to Form 10-Q dated March 1, 2008, filed April 10, 2008)
10.36
Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Land & Nurseries, Inc., and Berkshire Bank (incorporated by reference to Form 10-Q dated August 28, 2010, filed October 6, 2010)
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
10.42
Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank (incorporated by reference to Form 10-Q dated August 28, 2010, filed October 6, 2010)
10.43	$4,300,000 Promissory Note dated January 27, 2010 (incorporated by reference to Form 10-Q dated February 27, 2010, filed April 8, 2010)

Exhibit No.	Description
10.44	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010, filed herewith
14	Griffin Land & Nurseries, Inc. Code of Ethics (incorporated by reference to Form 10-K dated November 29, 2003, filed February 25, 2004)
21	Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to Form 10-K dated November 28, 2009, filed February 10, 2010)
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes Oxley Act of 2002, filed herewith
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 10, 2011.

GRIFFIN LAND & NURSERIES, INC.
BY:	/s/ FREDERICK M. DANZIGER Frederick M. Danziger President and Chief Executive Officer
BY:	/s/ ANTHONY J. GALICI Anthony J. Galici Vice President, Chief Financial Officer and Secretary, Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 10, 2011.

Name	Title

/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ EDGAR M. CULLMAN Edgar M. Cullman	Chairman of the Board and Director
/s/ DAVID M. DANZIGER David M. Danziger	Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Director, President and Chief Executive Officer
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary, Chief Accounting Officer
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ ALBERT H. SMALL, JR. Albert H. Small, Jr.	Director
/s/ DAVID F. STEIN David F. Stein	Director

Schedule II—Valuation and Qualifying Accounts and Reserves
(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For the fiscal year ended November 27, 2010
Reserves:
Uncollectible accounts—trade	$187	(22)	24	41	(1)	$148

Inventories	$781	284	(11)	472	(2)	$582

Valuation allowance on deferred tax asset	$419	50	—	—		$469

For the fiscal year ended November 28, 2009
Reserves:
Uncollectible accounts—trade	$148	109	8	78	(1)	$187

Inventories	$7,721	1,366	1	8,307	(2)	$781

Valuation allowance on deferred tax asset	$355	64	—	—		$419

For the fiscal year ended November 29, 2008
Reserves:
Uncollectible accounts—trade	$124	42	27	45	(1)	$148

Inventories	$767	7,990	18	1,054	(2)	$7,721

Valuation allowance on deferred tax asset	$192	163	—	—		$355

Notes:

(1)
Accounts receivable written off or reclassified.

(2)
Inventories disposed.

Schedule III—Real Estate and Accumulated Depreciation
November 27, 2010
(dollars in thousands)

						Gross Amount at November 27, 2010
			Initial Cost		Cost Capitalized Subsequent to Acquisition Improvements
Description	Encumbrances		Land	Bldg. & Improve.		Land	Land Improvements	Bldg. & Bldg. Improvements	Tenant Improvements	Development Cost	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition	Depr. Life
Real Estate Held for Sale
Undeveloped Land	$—		$1,389	$—	$691	$1,389	$691	$—	$—	$—	$2,080	$—
Residential Development
Simsbury, CT	—		201	—	4,557	201	—	—	—	4,557	4,758	—
Residential Development
Suffield, CT	—		35	—	1,151	35	—	—	—	1,151	1,186
Other	—		—	—	1,090	—	—	—	—	1,090	1,090	—

Subtotal	—		1,625	—	7,489	1,625	691	—	—	6,798	9,114	—

Real Estate Held for Lease
Undeveloped Land	—		3,680	—	175	3,680	—	—	—	175	3,855	—
New England Tradeport
Windsor/E. Granby, CT
Development Costs	—		1,057	—	2,996	1,057	—	—	—	2,996	4,053	—
Industrial Buildings	8,333		8	—	4,373	8	487	3,636	249	1	4,381	(2,909)	1978		40 yrs.
Industrial Building	—	(a)	4	1,722	891	4	751	1,835	27	—	2,617	(1,468)	1982	1989	40 yrs.
Industrial Building	—	(a)	13	—	7,241	13	522	5,515	1,186	18	7,254	(648)	2008		40 yrs.
Industrial Building	—		9	—	3,876	9	316	3,416	131	13	3,885	(1,488)	1998		40 yrs.
Industrial Building	7,079		12	—	8,167	12	342	5,113	2,712	—	8,179	(4,028)	1999		40 yrs.
Industrial Building		(a)	7	—	3,280	7	11	3,018	251	—	3,287	(1,049)	2001		40 yrs.
Industrial Building	19,758		13		5,488	13	22	4,950	516	—	5,501	(1,491)	2003		40 yrs.
Industrial Building	—	(a)	16	—	7,398	16	1	6,877	520	—	7,414	(1,538)	2006		40 yrs.
Industrial Building	—	(a)	15	—	9,137	15	25	7,595	1,517	—	9,152	(2,606)	2005		40 yrs.
Industrial Building	11,845		57	—	15,931	57	1,028	13,806	1,097	—	15,988	(691)	2009		40 yrs.
Industrial Building	—		20	—	8,339	20	563	7,503	273	—	8,359	(793)	2007		40 yrs.
Industrial Building	—		12	—	6,635	12	437	5,990	208	—	6,647	(833)	2007		40 yrs.
Griffin Center
Windsor, CT
Undeveloped portion	—		403	—	889	403	—	—	—	889	1,292	—
Flex Building	4,547		19	—	8,168	19	111	8,057	—	—	8,187	(2,004)	2001		40 yrs.
Restaurant Building	—		1	—	2,161	1	261	1,391	509	—	2,162	(996)	1983		40 yrs.
Office Building	—	(b)	17	—	5,828	17	420	4,257	1,151	—	5,845	(1,754)	2002		40 yrs.
Office Buildings	7,190		1,193	7,958	1,584	1,193	708	7,474	1,360	—	10,735	(3,022)	1982/1987	2003	40 yrs.
Griffin Center South
Bloomfield, CT
Undeveloped portion	—		42	—	342	42	—	—	—	342	384	—
Office Building	—	(b)	5	—	3,902	5	571	2,771	560	—	3,907	(2,807)	1977		40 yrs.
Office Building	—		4	—	2,747	4	263	1,938	546	—	2,751	(1,416)	1985		40 yrs.
Office Building	—	(b)	2	—	1,862	2	376	1,404	82	—	1,864	(1,069)	1988		40 yrs.
Office Building	—	(b)	2	—	1,640	2	189	1,325	126	—	1,642	(1,002)	1989		40 yrs.
Industrial Building	—	(b)	1	—	765	1	86	679	—	—	766	(482)	1988		40 yrs.
Office Buildings	—	(b)	10	—	3,477	10	146	3,118	213	—	3,487	(1,691)	1991		40 yrs.
Office Building	—	(b)	9	—	3,736	9	8	3,300	401	27	3,745	(896)	2001		40 yrs.
Manchester, CT
Industrial Building	—		1,876	11,855	4	1,876	4	11,855	—	—	13,735	(1,579)	1981	2006	40 yrs.
Bloomfield, CT
Industrial Building	—		1,294	1,264	—	1,294	72	1,126	66	—	2,558	(142)	1997	2007	40 yrs.
Breinigsville, PA
Industrial Building	4,247		832	4,549	—	832	349	3,979	221	—	5,381	(157)		2010	40 yrs.
Quincy, FL
Nursery Farm	—		279	—	10,598	279	4,089	6,509	—	—	10,877	(8,419)		1959	20 yrs.
Other	—		41	—	1,158	41	1,158	—	—	—	1,199	(1,187)

Subtotal	62,999		10,953	27,348	132,788	10,953	13,316	128,437	13,922	4,461	171,089	(48,165)

	$62,999		$12,578	$27,348	$140,277	$12,578	$14,007	$128,437	$13,922	$11,259	$180,203	$(48,165)

(a) Building included in mortgage listed on line above.
(b) Buildings included as collateral for a $10 million revolving line of credit.

 Schedule III—Real Estate and Accumulated Depreciation (Continued)
(dollars in thousands)

Fiscal year ended November 27, 2010

	Cost	Reserve
Balance at beginning of year	$171,456	$(43,145)
Changes during the year:
Additions to real estate assets	9,755	—
Additions to reserve charged to costs and expense	—	(5,791)
Writeoff of fully depreciated assets	(240)	240
Cost of sales	(768)	531

Balance at end of year	$180,203	$(48,165)

Fiscal year ended November 28, 2009

	Cost	Reserve
Balance at beginning of year	$144,404	$(30,456)
Changes during the year:
Additions to real estate assets	16,500	—
Reclassification from property and equipment	11,120	(8,233)
Additions to reserve charged to costs and expense	—	(5,024)
Writeoff of fully depreciated assets	(568)	568

Balance at end of year	$171,456	$(43,145)

Fiscal year ended November 29, 2008

	Cost	Reserve
Balance at beginning of year	$135,690	$(26,046)
Changes during the year:
Additions to real estate assets	10,468	—
Additions to reserve charged to costs and expense	—	(4,511)
Cost of sales	(1,754)	101

Balance at end of year	$144,404	$(30,456)

QuickLinks

PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
Land Holdings
Nursery Real Estate
Developed Properties
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. (REMOVED and RESERVED).
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Issuer Purchases of Equity Securities
Dividend Policy
Securities Authorized For Issuance Under Equity Compensation Plans
Stock Performance Graph
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Operations (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Balance Sheets (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Changes in Stockholders' Equity For the Fiscal Years Ended November 27, 2010, November 28, 2009 and November 29, 2008 (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Cash Flows (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Notes to Consolidated Financial Statements (dollars in thousands unless otherwise noted, except per share data)
Report of Independent Registered Public Accounting Firm
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
Report of Independent Registered Public Accounting Firm
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION COMMITTEE REPORT
EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
Schedule III—Real Estate and Accumulated Depreciation (Continued) (dollars in thousands)
Fiscal year ended November 27, 2010
Fiscal year ended November 28, 2009
Fiscal year ended November 29, 2008