Form 10-Q
period 2011-02-26
GRIFFIN LAND & NURSERIES INC
filed 2011-04-07
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 26, 2011

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

Number of shares of Common Stock outstanding at April 1, 2011: 5,124,204

Griffin Land & Nurseries, Inc.
Form 10-Q
Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Statements of Operations (unaudited)
		13 Weeks Ended February 26, 2011 and February 27, 2010	3

		Consolidated Balance Sheets (unaudited)
		February 26, 2011 and November 27, 2010	4

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
		13 Weeks Ended February 26, 2011 and February 27, 2010	5

		Consolidated Statements of Cash Flows (unaudited)
		13 Weeks Ended February 26, 2011 and February 27, 2010	6

		Notes to Consolidated Financial Statements (unaudited)	7-21

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	22-28

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	29

	ITEM 4	Controls and Procedures	29-30

PART II -		OTHER INFORMATION

	ITEM 1	Not Applicable

	ITEM 1A	Risk Factors	31

	ITEMS 2-5	Not Applicable

	ITEM 6	Exhibits	31-33

		SIGNATURES	34

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Griffin Land & Nurseries, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	For the 13 Weeks Ended,
	February 26, 2011	February 27, 2010
Rental revenue and property sales	$4,813	$4,527
Landscape nursery net sales and other revenue	183	279
Total revenue	4,996	4,806

Costs related to rental revenue and property sales	3,824	3,517
Costs of landscape nursery sales and other revenue	881	319
Total costs of goods sold and costs related to
rental revenue and property sales	4,705	3,836

Gross profit	291	970

Selling, general and administrative expenses	2,832	2,974
(Gain) on insurance recovery	(200)	-
Operating loss	(2,341)	(2,004)
Interest expense	(1,076)	(1,041)
Investment income	11	104
Loss before income tax benefit	(3,406)	(2,941)
Income tax benefit	1,277	1,097
Net loss	$(2,129)	$(1,844)

Basic net loss per common share	$(0.42)	$(0.36)

Diluted net loss per common share	$(0.42)	$(0.36)

See Notes to Consolidated Financial Statements.

Griffin  Land & Nurseries, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	February 26, 2011	November 27, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$6,006	$9,260
Accounts receivable, less allowance of $130 and $148	1,265	1,673
Inventories, net	17,205	15,528
Deferred income taxes	430	439
Other current assets	3,742	4,235
Total current assets	28,648	31,135
Real estate held for sale or lease, net	130,891	132,038
Available for sale securities - Investment in Centaur Media plc	5,699	5,102
Property and equipment, net	2,281	2,363
Deferred income taxes	1,934	1,142
Other assets	11,447	11,371
Total assets	$180,900	$183,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$8,649	$1,742
Accounts payable and accrued liabilities	4,281	3,587
Deferred revenue	1,113	1,406
Total current liabilities	14,043	6,735
Long-term debt	53,961	61,295
Other noncurrent liabilities	5,480	6,054
Total liabilities	73,484	74,084

Commitments and contingencies (Note 11)

Stockholders' Equity:
Common stock, par value $0.01 per share, 10,000,000 shares
authorized, 5,511,170 and 5,510,503 shares issued,
respectively, and 5,124,204 and 5,123,537 shares outstanding,
respectively	55	55
Additional paid-in capital	105,744	105,620
Retained earnings	13,170	15,811
Accumulated other comprehensive income, net of tax	1,873	1,007
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)
Total stockholders' equity	107,416	109,067
Total liabilities and stockholders' equity	$180,900	$183,151

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Thirteen Weeks Ended February 26, 2011 and February 27, 2010
(dollars in thousands)
(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Loss
Balance at November 28, 2009	5,479,402	$55	$104,849	$22,342	$926	$(13,426)	$114,746

Exercise of stock options	10,000	-	112	-	-	-	112

Stock-based compensation
expense	-	-	92	-	-	-	92

Dividend declared, $0.10 per
share	-	-	-	(510)	-	-	(510)

Net loss	-	-	-	(1,844)	-	-	(1,844)	$(1,844)

Other comprehensive income
from cash flow hedging
transactions, net of tax	-	-	-	-	278	-	278	278

Other comprehensive loss
from Centaur Media plc,
net of tax	-	-	-	-	(438)	-	(438)	(438)

Balance at February 27, 2010	5,489,402	$55	$105,053	$19,988	$766	$(13,426)	$112,436	$(2,004)

Balance at November 27, 2010	5,510,503	$55	$105,620	$15,811	$1,007	$(13,426)	$109,067

Exercise of stock options	667	-	9	-	-	-	9

Stock-based compensation
expense	-	-	115	-	-	-	115

Dividend declared, $0.10 per
share	-	-	-	(512)	-	-	(512)

Net loss	-	-	-	(2,129)	-	-	(2,129)	$(2,129)

Other comprehensive income
from cash flow hedging
transactions, net of tax	-	-	-	-	478	-	478	478

Other comprehensive income
from Centaur Media plc,
net of tax	-	-	-	-	388	-	388	388

Balance at February 26, 2011	5,511,170	$55	$105,744	$13,170	$1,873	$(13,426)	$107,416	$(1,263)

See Notes to Consolidated Financial Statements.

Griffin Land & Nurseries, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the 13 Weeks Ended,
	February 26, 2011	February 27, 2010
Operating activities:
Net loss	$(2,129)	$(1,844)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,726	1,740
Deferred income taxes	(1,272)	(1,097)
Provision for inventory losses	550	-
Stock-based compensation expense	115	92
Amortization of debt issuance costs	76	69
Reduction in allowance for bad debts	(15)	-
Proceeds from sales of trading securities -
short-term investments	-	454
Changes in assets and liabilities:
Accounts receivable	423	1,473
Inventories	(2,227)	(1,418)
Other current assets	493	285
Accounts payable and accrued liabilities	746	601
Deferred revenue	(392)	(338)
Other noncurrent assets and noncurrent liabilities, net	(45)	(557)
Net cash used in operating activities	(1,951)	(540)

Investing activities:
Additions to real estate held for sale or lease	(338)	(403)
Additions to property and equipment	(35)	(43)
Building acquisition	-	(5,440)
Net cash used in investing activities	(373)	(5,886)

Financing activities:
Dividends paid to stockholders	(512)	(509)
Payments of debt	(427)	(337)
Exercise of stock options	9	112
Proceeds from debt	-	4,524
Debt issuance costs	-	(98)
Net cash (used in) provided by financing activities	(930)	3,692
Net decrease in cash and cash equivalents	(3,254)	(2,734)
Cash and cash equivalents at beginning of period	9,260	9,149
Cash and cash equivalents at end of period	$6,006	$6,415

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

The accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the fiscal year ended November 27, 2010 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.  The consolidated balance sheet data as of November 27, 2010 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, the recoverability of its accounts receivable and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Griffin is a party to two interest rate swap agreements to hedge its interest rate exposures.  Griffin does not use derivatives for speculative purposes.  Griffin applied FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet.

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

The results of operations for the thirteen weeks ended February 26, 2011 (the “2011 first quarter”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended February 27, 2010 is referred to herein as the “2010 first quarter.”

Certain amounts from the prior year have been reclassified to conform to the current presentation.

            Recent Accounting Pronouncements

In the 2010 first quarter, Griffin adopted the new guidance in FASB ASC 805-10, “Business Combinations” (“ASC 805-10”) when it purchased an industrial building in Breinigsville, Pennsylvania.  The new guidance on business combinations retains the underlying concepts of the previously issued standard in that the acquirer of a business is required to account for the business combination at fair value.  As with previous guidance, the assets and liabilities of the acquisition are recorded at their fair values on the date of acquisition.  Any excess of the fair value of consideration transferred over the estimated fair values of the net assets acquired is recorded as goodwill.  Griffin did not record any goodwill related to this acquisition.  The new guidance results in changes to the method of applying the acquisition method of accounting for business combinations in a number of significant aspects.  Among other changes required under the new guidance, all acquisition costs are expensed as incurred. Prior to the new guidance, acquisition costs were capitalized.   As required under ASC 805-10, Griffin’s acquisition costs related to this purchase were expensed.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures,” which requires new disclosures and provides clarification of existing disclosures about fair value measurements.  More specifically, this update will require: (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The update is effective for Griffin in the 2011 first quarter, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements will be effective for Griffin in fiscal 2012.  The adoption of this guidance did not have a material impact on Griffin’s consolidated financial statements.

2.      Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the real estate and landscape nursery segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,
	February 26, 2011	February 27, 2010
Total net sales and other revenue:
Rental revenue and property sales	$4,813	$4,527
Landscape nursery net sales and other revenue	183	279
	$4,996	$4,806
Operating (loss) profit:
Real estate	$276	$(40)
Landscape nursery	(1,202)	(783)
Industry segment totals	(926)	(823)
General corporate expense	(1,415)	(1,181)
Operating loss	(2,341)	(2,004)
Interest expense	(1,076)	(1,041)
Investment income	11	104
Loss before income tax benefit	$(3,406)	$(2,941)

Identifiable assets:	February 26, 2011	November 27, 2010
Real estate	$142,743	$144,458
Landscape nursery	23,887	22,662
Industry segment totals	166,630	167,120
General corporate	14,270	16,031
Total assets	$180,900	$183,151

The real estate segment had no revenue from property sales in either the 2011 first quarter or the 2010 first quarter.  Other revenue of the landscape nursery segment includes $117 and $122 in the 2011 first quarter and 2010 first quarter, respectively, from the rental of Imperial’s Florida farm. Imperial shut down operations on its Florida farm in fiscal 2009.

3.      Fair Value

Griffin applies the provisions of FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities.  Griffin’s available-for-sale securities are considered Level 1 within the fair value hierarchy.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or

model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 liabilities include Griffin’s two interest rate swap derivatives (see Note 8).  The fair values of Griffin’s interest rate swap derivative instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data.  These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

On January 8, 2010, Griffin closed on the acquisition of a 120,000 square foot industrial building located in Breinigsville, Pennsylvania (see Note 5).  The acquisition was accounted for in accordance with ASC 805-10 whereby the assets acquired were recorded at their fair values. The fair value of the real estate assets acquired was based upon an independent appraisal, which included the utilization of publicly available data for similar properties.  Therefore, Griffin categorized the real estate assets acquired as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.  As of February 26, 2011 and November 27, 2010, Griffin’s consolidated balance sheets include acquired intangible assets related to the building acquisition in Breinigsville, Pennsylvania.  These assets are comprised of the value of the in-place lease and the associated tenant relationship.  Griffin derived these values at the date of acquisition based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the leasing of vacant space and other data contained in the independent appraisal.  Therefore, Griffin categorized the acquired intangible assets related to this transaction as Level 3 within the fair value hierarchy.

During the 2011 first quarter, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2.  The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	February 26, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$5,699	$-	$-

Interest rate swap liabilities	$-	$723	$-

	November 27, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$5,102	$-	$-

Interest rate swap liabilities	$-	$1,481	$-

           The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	February 26, 2011		November 27, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$6,006	$6,006	$9,260	$9,260
Available-for-sale securities	5,699	5,699	5,102	5,102

Financial liabilities:
Revolving line of credit	-	-	-	-
Mortgage debt	62,582	63,937	62,999	65,277
Interest rate swaps	723	723	1,481	1,481

The fair values of the available-for-sale securities are based on quoted market prices.  The fair values of the mortgage debt are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities, and additionally, Griffin considers its credit worthiness in determining the fair value of its debt.  The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

The fair values of Griffin’s nonfinancial assets related to the building acquisition in Breinigsville, Pennsylvania on January 8, 2010, the acquisition date, are listed below.  There were no liabilities assumed in connection with this acquisition.  These assets were initially recorded at fair value but will not be re-measured at fair value unless the assets are deemed to be impaired.

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Real estate held for lease	$-	$5,381	$-

Intangible assets	$-	$-	$1,019

4.      Inventories

Inventories consist of:

	February 26, 2011	November 27, 2010

Nursery stock	$15,488	$14,347
Materials and supplies	1,717	1,181
	$17,205	$15,528

In the 2011 first quarter, a charge of $550 was included in costs of landscape nursery sales to establish a reserve for the estimated book value of plants that have become unsaleable because some of Imperial’s hoop houses, in which the plants are stored, collapsed as a result of snow load from storms this winter.  There were no charges recorded for the damaged hoop houses because they were fully depreciated prior to fiscal 2011.  Initial insurance proceeds of $200, related to the hoop house damage, have been received and are reflected as a gain on insurance recovery on the 2011 first quarter consolidated statement of operations (see Notes 7 and 10).  Imperial continues to work with its insurance carrier to obtain additional recoveries for the losses incurred, and while Imperial believes that additional recoveries are likely to be received, they are not assured at this time.  Additional gain from insurance recoveries would be recorded when it becomes probable that such additional insurance proceeds will be received.

5.      Real Estate Assets

Building Acquisition

On January 8, 2010, Griffin Land closed on the purchase of a 120,000 square foot industrial building in Breinigsville, Pennsylvania.  Griffin Land paid $6.4 million in cash for the building, including approximately $1.0 million paid as a deposit in the 2009 fourth quarter.  The building is located in a major industrial area of Pennsylvania’s Lehigh Valley and was under a full building lease to Olympus Corporation of the Americas (“Olympus”) at the time of the acquisition.  Griffin Land incurred approximately $0.3 million of acquisition costs on the purchase of this building, which are included in selling, general and administrative expenses on Griffin’s consolidated statement of operations for the 2010 first quarter.  Subsequent to the purchase of this building, Griffin Land completed a lease amendment with Olympus that extended the lease term through 2025.  On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage on this building (see Note 8).  This was Griffin Land’s first real estate purchase outside of the Hartford, Connecticut market, where Griffin Land’s core real estate holdings are located.

Based on an independent appraisal of the building acquired, Griffin determined that the fair value of the assets acquired approximated the purchase price.  Of the $6.4 million purchase price, approximately $5.4 million represented the fair value of the real estate held for lease and approximately $1.0 million represented the fair value of the acquired intangible assets, comprised of the value of the in-place lease at the time of purchase and a tenant relationship intangible asset.  The intangible assets are included in other assets on Griffin’s consolidated balance sheets.

Real estate held for sale or lease consists of:

		February 26, 2011
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,614	$10,964	$12,578
Land improvements	10 to 30 years	638	13,369	14,007
Buildings and improvements	10 to 40 years	-	128,586	128,586
Tenant improvements	Shorter of useful life or terms of related lease	-	13,922	13,922
Development costs		6,802	4,594	11,396
		9,054	171,435	180,489
Accumulated depreciation		-	(49,598)	(49,598)
		$9,054	$121,837	$130,891

		November 27, 2010
	Estimated Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,625	$10,953	$12,578
Land improvements	10 to 30 years	691	13,316	14,007
Buildings and improvements	10 to 40 years	-	128,437	128,437
Tenant improvements	Shorter of useful life or terms of related lease	-	13,922	13,922
Development costs		6,798	4,461	11,259
		9,114	171,089	180,203
Accumulated depreciation		-	(48,165)	(48,165)
		$9,114	$122,924	$132,038

Included in real estate held for lease as of February 26, 2011 and November 27, 2010 was $2,378 and $2,458, respectively, reflecting the net book value of Imperial’s Florida farm that was shut down in fiscal 2009 and is being leased to another landscape nursery grower.

Total depreciation expense related to real estate held for sale or lease was $1,433 and $1,439 in the 2011 and 2010 first quarters, respectively.  There was no capitalized interest in the 2011 and 2010 first quarters.

6.      Investments

Short-Term Investments

In the 2010 first quarter, Griffin sold its remaining short-term investments.  Griffin's short-term investments were comprised of debt securities and were accounted for as trading securities under FASB ASC 320-10, “Investments - Debt and Equity Securities” (“ASC 320-10”).  Accordingly, the securities were recorded at their fair values based upon quoted market prices at the balance sheet date and net realized and unrealized gains and losses on those investments were included in investment income on Griffin’s consolidated statements of operations.  Investment income in the 2011 and 2010 first quarters consists solely of interest and dividend income.

Centaur Media plc

Griffin’s investment in the common stock of Centaur Media plc (“Centaur Media”) is accounted for as an available-for-sale security under ASC 320.  Accordingly, changes in the fair value of Centaur Media, net of income taxes, along with the effect of changes in the foreign currency exchange rate, net of income taxes, are included in accumulated other comprehensive income (see Note 9).

As of February 26, 2011, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $3,022 and $5,699, respectively.  As of November 27, 2010, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $2,425 and $5,102, respectively.

7.      Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	February 26, 2011	November 27, 2010
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,842	1,842
Machinery and equipment	3 to 20 years	11,884	11,849
		15,724	15,689
Accumulated depreciation		(13,443)	(13,326)
		$2,281	$2,363

In the 2011 first quarter, as a result of winter storms, some of Imperial’s hoop houses collapsed and a portion of the plants stored in the damaged hoop houses became unsaleable.  There was no charge to earnings for the damaged hoop houses because they were fully depreciated prior to the start of fiscal 2011.  A gain on insurance recovery of $200 related to insurance proceeds received for the damaged hoop houses is included in Griffin’s 2011 first quarter consolidated statement of operations.  Imperial continues to work with its insurance carrier to obtain additional recoveries for the losses incurred, and while Imperial believes that additional recoveries are likely to be received, they are not assured at this time.  Additional gain from insurance recoveries would be recorded when it becomes probable that such additional proceeds will be received (see Notes 4 and 10).

Griffin did not incur any new capital lease obligations in either the 2011 or 2010 first quarters.

8.      Long-Term Debt

Long-term debt includes:

	February 26, 2011	November 27, 2010
Nonrecourse mortgages:
6.08%, due January 1, 2013	$7,132	$7,190
6.30%, due May 1, 2014	594	635
5.73%, due July 1, 2015	19,670	19,758
8.13%, due April 1, 2016	4,477	4,547
7.0%, due October 1, 2017	6,393	6,444
Variable rate mortgage, due February 1, 2019*	11,792	11,845
Variable rate mortgage, due July 1, 2019*	8,298	8,333
5.25%, due January 28, 2020	4,226	4,247
Total nonrecourse mortgages	62,582	62,999
Revolving line of credit	-	-
Capital leases	28	38
Total	62,610	63,037
Less: current portion	(8,649)	(1,742)
Total long-term debt	$53,961	$61,295

* Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage with NewAlliance Bank, collateralized by the 120,000 square foot industrial building in Breinigsville, Pennsylvania that was acquired earlier that month.  This mortgage has a ten-year term and originally had a fixed interest rate of 6.5% with monthly principal and interest payments based on a twenty-five year amortization schedule.  Effective November 1, 2010, based on a request by Griffin to reduce the interest rate on the loan in a more favorable interest rate environment, Griffin and NewAlliance Bank entered into a loan modification agreement, whereby the interest rate was reduced from 6.5% to 5.25% for the remainder of the loan in exchange for a payment of $0.2 million by Griffin.  The loan modification did not change the loan’s maturity date.

Through January 31, 2010, the variable rate mortgage due February 1, 2019 with Berkshire Bank (the “Berkshire Bank Loan”) functioned as a construction loan, with Griffin Land drawing funds as construction on the new warehouse progressed.  The interest rate during that period was the greater of 2.75% above the thirty day LIBOR rate or 4%.  Payments during that period were for interest only.  On February 1, 2010, the Berkshire Bank Loan converted to a nine-year nonrecourse mortgage collateralized by a new warehouse facility built in Tradeport, with monthly payments of principal and interest starting on March 1, 2010, based on a twenty-five year amortization schedule.  At the time Griffin closed the Berkshire Bank Loan, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $12 million at inception to fix the interest rate at 6.35% for the final nine years of the loan.  Payments under the swap agreement commenced on March 1, 2010 and will continue monthly until February 1, 2019, which is also the termination date of the Berkshire Bank Loan.

Griffin is also party to an interest rate swap agreement related to its nonrecourse mortgage on four industrial Tradeport buildings due on July 1, 2019.   Griffin accounts for both of its interest rate swap agreements as effective cash flow hedges (see Note 3).  No ineffectiveness on the cash flow hedges was recognized as of February 26, 2011 and none is anticipated over the term of the agreements.  Amounts in other comprehensive (loss) income will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  Neither of the interest rate swap agreements contains any credit risk related contingent features.  In the 2011 and 2010 first quarters, Griffin recognized gains of $758 and $451, respectively, (included in other comprehensive income), before taxes, on its interest rate swap agreements.  In the 2011 first quarter and 2010 first quarter, the amounts of loss recognized on the effective portion of the interest rate swap agreements were $170 and $70, respectively.  As of February 26, 2011, $643 is expected to be reclassified over the next twelve months from other comprehensive income to interest expense.  As of February 26, 2011, the liability for Griffin’s interest rate swap agreements was $723 and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.

In the 2011 first quarter, Griffin entered into an agreement with Doral Bank to extend its $10 million revolving line of credit that was scheduled to expire on March 1, 2011.  The extension will expire on the earlier of the completion of a new $12.5 million revolving line of credit (the “2011 Credit Line”) with Doral Bank or June 1, 2011.  On March 24, 2011, Griffin and Doral Bank entered into a Commitment Letter for the 2011 Credit Line, which will have a two year term with a company option for a third year and interest at the higher of prime plus 1.5% or 5.875%.  The 2011 Credit Line will be collateralized by the same properties that collateralized the expiring revolving line of credit plus a 40,000 square foot office building in Griffin Center South that is currently unencumbered.  Closing on the 2011 Credit Line is subject to completion of a definitive loan agreement.  There is no guarantee that a definitive loan agreement will be completed on these terms, or at all.  There were no amounts outstanding under the $10 million revolving line of credit as of February 26, 2011 and November 27, 2010.

As of February 26, 2011, the entire balance of Griffin’s 6.08% nonrecourse mortgage due January 1, 2013 ($7.1 million) is included in the current portion of long-term debt.  Griffin has classified this mortgage as current because, for the twelve month period ending December 31, 2011, Griffin expects that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage (the “debt service coverage covenant”) will be less than the 1.25 required under the mortgage.  The debt service coverage covenant for the twelve months ended December 31, 2010 was waived by the bank as Griffin would not have been in compliance at that measurement date.  Griffin currently expects to obtain a waiver from the bank for the debt service coverage covenant for the twelve months ending December 31, 2011, prior to that date, although there can be no such assurance that the bank will grant such a waiver.

9.      Stockholders’ Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,
	February 26, 2011	February 27, 2010

Net loss as reported for computation
of basic and diluted per share results	$(2,129)	$(1,844)

Weighted average shares outstanding for
computation of basic and diluted
per share results (a)	5,124,000	5,098,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  The incremental shares from the assumed exercise of stock options in the 2011 first quarter and 2010 first quarter would have been 10,000 and 20,000, respectively.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”).  Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin's previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.  Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at February 26, 2011 may be exercised as stock appreciation rights.

On January 20, 2011, 104,500 stock options were granted by Griffin under the 2009 Stock Option Plan.  There were no options granted in the 2010 first quarter.  The fair values of the stock options granted in the 2011 first quarter were $12.88 for 87,500 options and $10.37 for 17,000 options.  The fair values of all options granted in the 2011 first quarter were estimated as of the grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2011 first quarter were as follows:

Expected volatility	42.2% to 43.4%
Risk free interest rate	2.06% to 2.81%
Expected option term	5 to 8.5
Annual dividend yield	$0.40

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 13 Weeks Ended,
	February 26, 2011		February 27, 2010
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	45,730	$23.18	71,133	$17.61
Exercised	(667)	$13.00	(10,000)	$11.22
Vested	8,333	$34.04	-	-
Outstanding at end of period	53,396	$25.00	61,133	$18.65

Range of Exercise Prices for Vested Options	Outstanding at February 26, 2011	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$11.00-$14.00	6,776	$11.81	2.2	$144	$35
$15.00-$18.00	15,322	$16.80	0.6	249	98
$24.00-$39.00	31,298	$31.88	5.9	66	486
	53,396	$25.00	3.9	$459	$619

	For the 13 Weeks Ended,
	February 26, 2011		February 27, 2010
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	103,881	$32.56	101,377	$32.84
Granted	104,500	$28.77	-	-
Vested	(8,333)	$34.04	-	-
Nonvested at end of period	200,048	$30.52	101,377	$32.84

Range of Exercise Prices for Nonvested Options	Outstanding at February 26, 2011	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$28.00-$31.00	123,381	$28.80	9.7	$524	$1,559
$33.00-$35.00	76,667	$33.28	7.7	-	1,064
	200,048	$30.52	8.9	$524	$2,623

Number of option holders at February 26, 2011	19

Compensation expense for stock options recognized in the 2011 first quarter and the 2010 first quarter was $115 and $92, respectively, with related tax benefits of $30 and $23, respectively.  As of

February 26, 2011, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2011	$ 451
Fiscal 2012	$ 462
Fiscal 2013	$ 354
Fiscal 2014	$ 199
Fiscal 2015	$ 91
Fiscal 2016	$ 13

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income in the 2011 first quarter and 2010 first quarter consist of the following:

	For the 13 Weeks Ended,
	February 26, 2011	February 27, 2010

Balance at beginning of period	$1,007	$926
Increase in fair value of cash flow hedges, net of taxes of $280
and $173, respectively	478	278
Increase (decrease) in fair value of Centaur Media, net of taxes of $144
and ($122), respectively	267	(226)
Increase (decrease) in fair value of Centaur Media due to exchange
gain (loss), net of taxes of $65 and ($115), respectively	121	(212)
Balance at end of period	$1,873	$766

Accumulated other comprehensive income is comprised of the following:

	February 26, 2011	November 27, 2010
Unrealized gain on investment in Centaur Media	$2,010	$1,622
Unrealized loss on cash flow hedges	(456)	(934)
Actuarial gain on postretirement benefit plan	319	319
	$1,873	$1,007

Cash Dividend

In the 2011 first quarter, Griffin declared a cash dividend of $0.10 per common share for holders of record as of the close of business on February 22, 2011, payable on March 3, 2011. In the 2010 first quarter, Griffin declared a cash dividend of $0.10 per common share for holders of record as of the close of business on February 22, 2010, payable on March 4, 2010.

10.      Supplemental Financial Statement Information

Gain on Insurance Recovery

In the 2011 first quarter, snow load from winter storms resulted in the collapse of some of Imperial’s hoop houses and some of the plants stored in the hoop houses became unsaleable.  A charge of $550 is included in costs of landscape nursery sales in the 2011 first quarter to establish a reserve for the estimated book value of inventory that became unsaleable.  There was no charge to earnings related to the damage to the hoop houses because they were fully depreciated prior to fiscal 2011.  Initial insurance proceeds of $200, related to the hoop house damage, have been received and are reflected as a gain on insurance recovery on the 2011 first quarter consolidated statement of operations.   Imperial continues to work with its insurance carrier to obtain additional recoveries for the losses incurred, and while Imperial believes that additional recoveries are likely to be received, they are not assured at this time.  Additional gain from insurance recoveries would be recorded when it becomes probable that such additional insurance proceeds will be received (see Notes 4 and 7).

Supplemental Cash Flow Information

The increase of $597 in the 2011 first quarter and the decrease of $675 in the 2010 first quarter in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at February 26, 2011 and November 27, 2010 were $142 and $194, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease decreased $52 in the 2011 first quarter and $150 in the 2010 first quarter.

As of February 26, 2011, included in Griffin’s accrued liabilities is a dividend payable of $512 reflecting a dividend on Griffin’s common stock declared prior to the end of the 2011 first quarter that was paid subsequent to the end of Griffin’s 2011 first quarter.  As of November 27, 2010, Griffin’s accrued liabilities included $512 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2010 and paid in the 2011 first quarter.

Interest payments, net of capitalized interest, were $1,000 and $912 in the 2011 first quarter and 2010 first quarter, respectively.

Income Taxes

Griffin’s effective income tax benefit rate was 37.5% in the 2011 first quarter as compared to 37.3% in the 2010 first quarter.  The effective tax benefit rate used in the 2011 first quarter is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

A decrease to deferred tax assets of $209 in the 2011 first quarter relates to the mark to market adjustment on Griffin’s investment in Centaur Media.  A decrease to deferred tax assets of $280 in the 2011 first quarter relates to the fair value adjustment of Griffin’s cash flow hedges.  An increase to deferred tax assets of $237 in the 2010 first quarter relates to the mark to market adjustment on Griffin’s investment in Centaur Media.  A decrease to deferred tax assets of $173 in the 2010 first quarter relates to the fair value adjustment of cash flow hedges.  These increases and decreases to deferred income taxes are included as charges and credits, respectively, in Griffin’s other comprehensive loss for the 2011 and 2010 first quarters.

As of February 26, 2011, Griffin’s consolidated balance sheet includes a net current deferred tax asset of $430 and a net noncurrent deferred tax asset of $1,934.  Although Griffin has incurred pretax losses for the fiscal years ended November 29, 2008, November 28, 2009 and November 27, 2010, management has concluded that a valuation allowance against those net deferred tax assets is not required.

Examinations of Griffin’s fiscal 2009 Federal income tax return and Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns are currently being performed.

Postretirement Benefits

Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Griffin’s postretirement benefits program is unfunded, with benefits to be paid from Griffin's general assets.  Griffin’s contribution to its postretirement benefits program was less than $1 in the 2011 first quarter and its contribution was $1 in the 2010 first quarter with an expected contribution of $3 for the fiscal 2011 full year.  The components of Griffin's postretirement benefits expense are immaterial for all periods presented.

11.      Commitments and Contingencies

As of February 26, 2011, Griffin had committed purchase obligations of $1.2 million, principally for the purchase of plants and raw materials by Imperial and for master planning of Griffin Land’s industrial properties.

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
CONDITION AND RESULTS OF OPERATIONS

Overview

The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate business (“Griffin Land”) and Griffin’s wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”).

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended November 27, 2010 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, the recoverability of its accounts receivable and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen weeks ended February 26, 2011 are consistent with those used by Griffin to prepare its fiscal 2010 financial statements.

Summary

Griffin incurred a net loss of $2.1 million in the thirteen weeks ended February 26, 2011 (the “2011 first quarter”) as compared to a net loss of $1.8 million in the thirteen weeks ended February 27, 2010 (“2010 first quarter”).  The higher net loss in the 2011 first quarter reflects a higher consolidated operating loss, lower investment income and slightly higher interest expense as compared to the 2010 first quarter.  The higher consolidated operating loss principally reflects a higher operating loss incurred by Imperial and higher general corporate expense, partially offset by higher operating results at Griffin Land in the 2011 first quarter as compared to the 2010 first quarter.  Imperial historically incurs an operating loss in the first quarter due to the highly seasonal nature of its landscape nursery business.  Griffin Land’s operating results were higher in the 2011 first quarter than the 2010 first quarter principally because the 2010 first quarter results included $0.3 million of acquisition expenses on the purchase of an industrial building in Breinigsville, Pennsylvania completed in the 2010 first quarter.  Griffin’s general corporate expense was higher in the 2011 first quarter as compared to the 2010 first quarter principally due to higher expenses related to Griffin’s non-qualified deferred compensation plan.  The lower investment income in the 2011 first quarter as compared to the 2010 first quarter reflects dividend income from Griffin’s investment in Centaur Media plc (“Centaur Media”) in the 2010 first quarter.  There was no dividend income from Centaur Media in the 2011 first quarter.  The slightly higher interest expense in the 2011 first quarter as compared to the 2010 first quarter reflects a higher interest rate in the 2011 first quarter on the construction to permanent mortgage loan with Berkshire Bank and a full quarter of interest in the 2011 first quarter on the mortgage with NewAlliance Bank that closed during the 2010 first quarter.

Results of Operations

Thirteen Weeks Ended February 26, 2011 Compared to the Thirteen Weeks Ended February 27, 2010

Griffin’s consolidated total revenue increased to $5.0 million in the 2011 first quarter from $4.8 million in the 2010 first quarter.  The net increase reflects a $0.3 million increase in rental revenue at Griffin Land partially offset by a decrease of $0.1 million of net sales and other revenue at Imperial.

The increase in Griffin Land’s total revenue in the 2011 first quarter as compared to the 2010 first quarter principally reflects: (a) approximately $0.4 million of rental revenue from space under lease in the 2011 first quarter that was vacant in the 2010 first quarter; (b) an increase of approximately $0.1 million of rental revenue from owning the 120,000 square foot industrial building in Pennsylvania for the entire 2011 first quarter as compared to a portion of the 2010 first quarter; partially offset by (c) an approximately $0.2 million reduction in rental revenue as a result of leases that expired subsequent to the 2010 first quarter and were not renewed.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of February 26, 2011	2,540,000	2,020,000	80%
As of November 27, 2010	2,540,000	2,029,000	80%
As of February 27, 2010	2,540,000	2,029,000	80%

The slight decrease in square footage leased during the 2011 first quarter reflects a reduction of 9,000 square feet of office space under a lease that had been for the entire 23,000 square foot building in Griffin Center South.  The tenant under that lease remains in 14,000 square feet in that building on a short-term lease.  During the 2011 first quarter, Griffin Land renewed two leases of industrial space aggregating 53,000 square feet that were scheduled to expire later this year.  Subsequent to the end of the 2011 first quarter, Griffin Land leased 11,000 square feet of office/flex space that was previously vacant and has received verbal assurance from a tenant on a two-year renewal of 105,000 square feet of industrial space that was scheduled to expire at the end of fiscal 2011.  Market activity for industrial space continued to be weak in the 2011 first quarter as it has been for the past two years.  Although market activity for office and flex space improved slightly in fiscal 2010, it remained weak through the 2011 first quarter.

Griffin Land had no property sales revenue in either the 2011 or the 2010 first quarters.  Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial were lower in the 2011 first quarter as compared to the 2010 first quarter.  Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring.  First quarter sales at Imperial are not significant because sales in the winter months that comprise the first quarter (December through February) have accounted for less than 3% of Imperial’s full year net sales in each of the past three fiscal years.

Griffin incurred a consolidated operating loss, including general corporate expense, of $2.3 million in the 2011 first quarter, as compared to a consolidated operating loss, including general corporate expense, of $2.0 million incurred in the 2010 first quarter.  Griffin Land had an operating profit of $0.3 million in the 2011 first quarter as compared to break-even operating results in the 2010 first quarter, whereas Imperial’s operating loss increased to $1.2 million in the 2011 first quarter from $0.8 million in the 2010 first quarter.  Griffin’s general corporate expense increased to $1.4 million in the 2011 first quarter from $1.2 million in the 2010 first quarter.

 Operating results at Griffin Land in the 2011 and 2010 first quarters were as follows:

	2011	2010
	First Qtr.	First Qtr.
	(amounts in thousands)
Rental revenue	$4,813	$4,527
Costs related to rental revenue excluding
depreciation and amortization expense (a)	(2,289)	(1,995)
Profit from leasing activities before general and
administrative expenses and before depreciation
and amortization expense (a)	2,524	2,532
Revenue from property sales	-	-
Costs related to property sales	-	-
Gain from property sales	-	-
Profit from leasing activities and gain from property sales
before general and administrative expenses and before
depreciation and amortization expense (a)	2,524	2,532
General and administrative expenses excluding depreciation
and amortization expense and excluding acquisition expenses (a)	(708)	(743)
Acquisition expenses	-	(301)
Total general and administrative expenses excluding depreciation
and amortization expense (a)	(708)	(1,044)
Profit before depreciation and amortization expense (a)	1,816	1,488
Depreciation and amortization expense related to costs of
rental revenue	(1,535)	(1,522)
Depreciation and amortization expense - other	(5)	(6)
Operating profit (loss)	$276	$(40)

(a)
The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses, total general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United State of America.  They are presented because Griffin believes they are useful financial indicators for measuring results in its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.  The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statement of operations.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense was essentially unchanged in the 2011 first quarter as compared to the 2010 first quarter, as the increase in rental revenue was offset by higher costs related to rental revenue excluding depreciation and amortization expense.  Costs related to rental revenue excluding depreciation and amortization expense were higher in the 2011 first quarter as compared to the 2010 first quarter due principally to higher snow removal expenses in the 2011 first quarter.  A portion of the additional snow removal expense will be recovered from tenants through additional rental revenue.

Griffin Land’s general and administrative expenses decreased by approximately $0.3 million in the 2011 first quarter as compared to the 2010 first quarter due principally to the inclusion in the 2010 first quarter of $0.3 million of acquisition costs on the purchase of the 120,000 square foot industrial building in Breinigsville, Pennsylvania that closed during the 2010 first quarter.  Depreciation and amortization expense at Griffin Land was essentially unchanged in the 2011 first quarter as compared to the 2010 first quarter.

Imperial’s operating results in the 2011 and 2010 first quarters were as follows:

	2011	2010
	First Qtr.	First Qtr.
	(amounts in thousands)
Net sales and other revenue	$183	$279
Cost of goods sold	881	319
Gross loss	(698)	(40)
Selling, general and administrative expenses	(704)	(743)
Gain on insurance recovery	200	-
Operating loss	$(1,202)	$(783)

Imperial historically incurs a first quarter operating loss due to the seasonality of the landscape nursery business.  As previously noted, Imperial’s first quarter net sales are not significant to its total net sales for the fiscal year.  The increase in cost of goods sold in the 2011 first quarter as compared to the 2010 first quarter principally reflects a charge of approximately $0.6 million to reserve for the estimated book value of plants that became unsaleable during the 2011 first quarter because some of the hoop houses, in which the plants are stored, collapsed as a result of snow load from winter storms.  There were no charges recorded for the damaged hoop houses because they were fully depreciated prior to fiscal 2011.  Partially offsetting the effect of the charge for unsaleable inventories that resulted from the collapse of the hoop houses was a $0.2 million gain on insurance recovery, reflecting insurance proceeds received related to the hoop house damage.  Imperial continues to work with its insurance carrier to obtain additional recoveries for the losses incurred, and while Imperial believes that additional recoveries are likely to be received, they are not assured at this time.  Additional insurance gain from insurance recoveries would be recorded when it becomes probable that such additional insurance proceeds will be received.

In addition, cost of goods sold increased in the 2011 first quarter over the 2010 first quarter because of a charge of $0.2 million for retrospective workers compensation claims related to Imperial’s Florida farm, which was closed in fiscal 2009.  Imperial’s selling, general and administrative expenses were slightly lower in the 2011 first quarter as compared to the 2010 first quarter due principally to the timing of expenses.

Griffin’s consolidated interest expense increased slightly in the 2011 first quarter as compared to the 2010 first quarter.  The increase principally reflects a higher interest rate in the 2011 first quarter as compared to the 2010 first quarter on the construction to permanent mortgage loan with Berkshire Bank and the 2011 first quarter including a full quarter of interest expense on the mortgage with NewAlliance Bank that closed during the 2010 first quarter.  The interest rate on the mortgage with Berkshire Bank was 4% during the first year of this loan, which included the 2010 first quarter.  During the final nine years of this loan, including the 2011 first quarter, the interest rate is effectively fixed at 6.35% as the result of an interest rate swap agreement.  The effect of the higher interest rate on the loan with Berkshire Bank and the full quarter of interest on the loan with NewAlliance Bank was partially offset by having slightly lower average debt outstanding in the 2011 first quarter as compared to the 2010 first quarter.  Griffin’s average outstanding debt was $62.8 million in the 2011 first quarter as compared to $64.6 million in the 2010 first quarter.  The lower average debt principally reflects no borrowings under Griffin’s revolving credit agreement in the 2011 first quarter as compared to $2.5 million outstanding under the revolving credit agreement during the 2010 first quarter.

Griffin’s investment income decreased in the 2011 first quarter as compared to the 2010 first quarter.  The decrease reflects a dividend from Centaur Media in the 2010 first quarter as compared to no dividend income from Centaur Media in the 2011 first quarter, reflecting timing of dividends by Centaur Media.  Griffin reported dividend income from Centaur Media in the 2010 fourth quarter.

Griffin’s effective income tax rate was 37.5% in the 2011 first quarter as compared to 37.3% in the 2010 first quarter.  The slightly higher effective tax benefit rate in the 2011 first quarter is due to the effect of changes in state income taxes.  The effective tax benefit rate for the 2011 first quarter is based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective income tax benefit rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash used in operating activities was $2.0 million in the 2011 first quarter as compared to $0.5 million in the 2010 first quarter.  Net cash used in operating activities in the 2010 first quarter includes $0.5 million of cash generated from the liquidation of short-term investments.  Excluding the reduction of short-term investments in the 2010 first quarter, Griffin had net cash used in operating activities of $1.0 million in the 2010 first quarter.  The higher usage of cash in the 2011 first quarter as compared to the 2010 first quarter reflects a larger increase in Imperial’s inventory in the 2011 first quarter as compared to the 2010 first quarter.  The larger increase in Imperial’s inventories principally reflects timing of purchases of plants and raw materials.

Net cash used in investing activities was $0.4 million in the 2011 first quarter as compared to $5.9 million in the 2010 first quarter.  The net cash used in investing activities in the 2011 first quarter principally reflects tenant improvements on new leases and additional development costs on Griffin Land’s real estate assets.  The net cash used in investing activities in the 2010 first quarter principally reflected the $5.4 million paid for the acquisition of the fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania.  The total purchase price of the building was $6.4 million, with $1.0 million paid as a deposit in the previous year.

Net cash used in financing activities was $0.9 million in the 2011 first quarter as compared to net cash provided by financing activities of $3.7 million in the 2010 first quarter.  The net cash used in financing activities in the 2011 first quarter reflects $0.4 million for payments of principal on mortgages and a $0.5 million quarterly dividend payment on Griffin’s common stock.  The net cash provided by financing activities in the 2010 first quarter included $4.5 million of proceeds from borrowings, including $4.3 million from a new nonrecourse mortgage with NewAlliance Bank on the 120,000 square foot industrial building in Breinigsville, Pennsylvania that was acquired in the 2010 first quarter and $0.2 million from the final borrowings under the construction to permanent mortgage loan with Berkshire Bank. In addition, Griffin received $0.1 million of cash from the exercise of stock options in the 2010 first quarter.  The proceeds from debt and cash received from the exercise of stock options in the 2010 first quarter were partially offset by a $0.5 million quarterly dividend payment on Griffin’s common stock, $0.3 million for payments of principal on Griffin Land’s nonrecourse mortgages and $0.1 million of debt issuance costs.

In the 2011 first quarter, Griffin entered into an agreement with Doral Bank to extend its $10 million revolving line of credit that was scheduled to expire on March 1, 2011.  The extension will expire on the earlier of the completion of a new $12.5 million revolving line of credit (the “2011 Credit Line”) with Doral Bank or June 1, 2011.  On March 24, 2011, Griffin and Doral Bank entered into a Commitment Letter for the 2011 Credit Line, which will have a two year term with a company option for a third year and interest at the higher of prime plus 1.5% or 5.875%.  The 2011 Credit Line will be collateralized by the same properties that collateralized the expiring revolving line of credit plus a 40,000 square foot office building in Griffin Center South that is currently unencumbered.  Closing on the 2011 Credit Line is subject to completion of a definitive loan agreement.  There is no guarantee that a definitive loan agreement will be completed on these terms, or at all.  There were no amounts outstanding under the $10 million revolving line of credit as of February 26, 2011 and November 27, 2010.

As of February 26, 2011, the entire balance of Griffin’s 6.08% nonrecourse mortgage due January 1, 2013 ($7.1 million) is included in the current portion of long-term debt.  Griffin has classified this mortgage as current because, for the twelve month period ending December 31, 2011, Griffin expects that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage (the “debt service coverage covenant”) will be less than the 1.25 required under the mortgage.  The debt service coverage covenant for the twelve months ended December 31, 2010 was waived by the bank as Griffin would not have been in compliance at that measurement date.  Griffin expects to obtain a waiver from the bank for the debt service coverage covenant for the twelve months ending December 31, 2011, prior to that date, although there can be no such assurance that the bank will grant such a waiver.

Griffin’s payments (including principal and interest) under contractual obligations as of February 26, 2011 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$83.9	$4.8	$17.2	$26.6	$35.3
Revolving Line of Credit	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	0.6	0.2	0.4	-	-
Purchase Obligations (1)	1.2	1.2	-	-	-
Other (2)	2.5	-	-	-	2.5
	$88.2	$6.2	$17.6	$26.6	$37.8

(1)	Includes obligations for the purchase of plants and raw materials by Imperial and for master planning of Griffin Land’s industrial properties.
(2)	Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

In the near-term, Griffin plans to continue to invest in its real estate business, including expenditures to build out interiors of its buildings as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of properties outside of the Hartford, Connecticut market.  Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of Griffin Land’s currently vacant space is leased.  Griffin Land may commence speculative construction on the undeveloped Lehigh Valley land that was acquired in 2010 if management believes that such development would be sufficiently profitable.  Griffin Land may also commence construction of a new building on any of its undeveloped land if it is able to secure a tenant for a build-to-suit facility.

As of February 26, 2011, Griffin had cash and cash equivalents of approximately $6.0 million.  Management believes that its cash and cash equivalents and borrowing capacity under its expiring credit line and new revolving credit line will be sufficient to meet Griffin’s seasonal working capital requirements, the continued investment in Griffin’s real estate assets and the payment of quarterly dividends on its common stock.  Griffin may also continue to seek other nonrecourse mortgage placements on its properties.  Griffin Land’s real estate portfolio currently includes seven buildings aggregating approximately 750,000 square feet that are not mortgaged.  Griffin also expects to continue to seek to purchase either or both land and buildings in markets principally outside of the Hartford, Connecticut area.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of currently vacant space, construction of additional facilities in the real estate business, the ability to obtain additional mortgage financing, development of the 51 acre land parcel in the Lehigh Valley that was acquired in 2010, expected receipt of additional insurance proceeds and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  As of February 26, 2011, Griffin had $20.1 million of variable rate debt outstanding, for which Griffin had entered into interest rate swap agreements which effectively fix the interest rate on that debt.  There were no other variable rate borrowings outstanding as of February 26, 2011.

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

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 27, 2010.

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

10.44
First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010 (incorporated by reference to Form 10-K dated November 27, 2010, filed February 10, 2011)

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

GRIFFIN LAND & NURSERIES, INC.

BY: /s/ FREDERICK M. DANZIGER
Date: April 7, 2011	Frederick M. Danziger
President and Chief Executive Officer

BY: /s/ ANTHONY J. GALICI
Date: April 7, 2011	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer