Form 10-Q
period 2011-05-28
GRIFFIN LAND & NURSERIES INC
filed 2011-07-07
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 28, 2011

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

Number of shares of Common Stock outstanding at June 30, 2011: 5,134,204

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I                  FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Rental revenue and property sales	$4,846	$4,623	$9,659	$9,150
Landscape nursery net sales and other revenue	9,262	10,868	9,445	11,147
Total revenue	14,108	15,491	19,104	20,297

Costs related to rental revenue and property sales	3,075	3,147	6,899	6,664
Costs of landscape nursery sales and other revenue	8,035	9,620	8,916	9,939
Total costs of goods sold and costs related to rental revenue and property sales	11,110	12,767	15,815	16,603

Gross profit	2,998	2,724	3,289	3,694

Selling, general and administrative expenses	2,994	2,912	5,826	5,886
Gain on insurance recovery	—	—	(200)	—
Operating profit (loss)	4	(188)	(2,337)	(2,192)
Interest expense	(1,056)	(1,141)	(2,132)	(2,182)
Investment income	80	70	91	174
Loss before income tax benefit	(972)	(1,259)	(4,378)	(4,200)
Income tax benefit	343	474	1,620	1,571
Net loss	$(629)	$(785)	$(2,758)	$(2,629)

Basic net loss per common share	$(0.12)	$(0.15)	$(0.54)	$(0.52)

Diluted net loss per common share	$(0.12)	$(0.15)	$(0.54)	$(0.52)

See Notes to Consolidated Financial Statements.

GRIFFIN  LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	May 28, 2011	November 27, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$3,782	$9,260
Accounts receivable, less allowance of $256 and $148	6,680	1,673
Inventories, net	14,305	15,528
Deferred income taxes	423	439
Other current assets	2,557	4,235
Total current assets	27,747	31,135
Real estate held for sale or lease, net	129,967	132,038
Available-for-sale securities - Investment in Centaur Media plc	4,787	5,102
Property and equipment, net	2,258	2,363
Deferred income taxes	2,814	1,142
Other assets	11,783	11,371
Total assets	$179,356	$183,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$8,605	$1,742
Accounts payable and accrued liabilities	4,652	3,587
Deferred revenue	796	1,406
Total current liabilities	14,053	6,735
Long-term debt	53,568	61,295
Other noncurrent liabilities	6,075	6,054
Total liabilities	73,696	74,084

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,521,170 and 5,510,503 shares issued, respectively, and 5,134,204 and 5,123,537 shares outstanding, respectively	55	55
Additional paid-in capital	106,083	105,620
Retained earnings	12,027	15,811
Accumulated other comprehensive income, net of tax	921	1,007
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)
Total stockholders’ equity	105,660	109,067
Total liabilities and stockholders’ equity	$179,356	$183,151

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Twenty-Six Weeks Ended May 28, 2011 and May 29, 2010

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Loss
Balance at November 28, 2009	5,479,402	$55	$104,849	$22,342	$926	$(13,426)	$114,746

Exercise of stock options	12,000	—	136	—	—	—	136

Stock-based compensation expense	—	—	186	—	—	—	186

Dividends declared, $0.20 per share	—	—	—	(1,021)	—	—	(1,021)

Net loss	—	—	—	(2,629)	—	—	(2,629)	$(2,629)

Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(16)	—	(16)	(16)

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(645)	—	(645)	(645)

Balance at May 29, 2010	5,491,402	$55	$105,171	$18,692	$265	$(13,426)	$110,757	$(3,290)

Balance at November 27, 2010	5,510,503	$55	$105,620	$15,811	$1,007	$(13,426)	$109,067

Exercise of stock options	10,667	—	186	—	—	—	186

Stock-based compensation expense	—	—	277	—	—	—	277

Dividends declared, $0.20 per share	—	—	—	(1,026)	—	—	(1,026)

Net loss	—	—	—	(2,758)	—	—	(2,758)	$(2,758)

Other comprehensive income from cash flow hedging transactions, net of tax	—	—	—	—	119	—	119	119

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(205)	—	(205)	(205)

Balance at May 28, 2011	5,521,170	$55	$106,083	$12,027	$921	$(13,426)	$105,660	$(2,844)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 26 Weeks Ended,
	May 28, 2011	May 29, 2010
Operating activities:
Net loss	$(2,758)	$(2,629)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,440	3,546
Deferred income taxes	(1,615)	(1,571)
Provision for inventory losses	400	—
Stock-based compensation expense	277	186
Amortization of debt issuance costs	127	138
Provision for bad debts	20	2
Income from equity investment	(6)	(2)
Changes in assets and liabilities:
Short-term investments	—	454
Accounts receivable	(5,027)	(4,461)
Inventories	823	4,014
Other current assets	1,678	1,466
Accounts payable and accrued liabilities	1,055	870
Deferred revenue	(772)	(668)
Other noncurrent assets and noncurrent liabilities, net	(253)	(1,051)
Net cash (used in) provided by operating activities	(2,611)	294

Investing activities:
Additions to real estate held for sale or lease	(773)	(2,735)
Additions to property and equipment	(131)	(96)
Building acquisition	—	(5,440)
Net cash used in investing activities	(904)	(8,271)

Financing activities:
Dividends paid to stockholders	(1,025)	(1,019)
Payments of debt	(864)	(753)
Debt issuance costs	(260)	(100)
Exercise of stock options	186	136
Proceeds from debt	—	4,524
Net cash (used in) provided by financing activities	(1,963)	2,788
Net decrease in cash and cash equivalents	(5,478)	(5,189)
Cash and cash equivalents at beginning of period	9,260	9,149
Cash and cash equivalents at end of period	$3,782	$3,960

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

The accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the fiscal year ended November 27, 2010 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.  The consolidated balance sheet data as of November 27, 2010 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, the recoverability of its accounts receivable and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The results of operations for the thirteen weeks ended May 28, 2011 (the “2011 second quarter”) and the twenty-six weeks ended May 28, 2011 (the “2011 six month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended May 29, 2010 is referred to herein as the “2010 second quarter” and the twenty-six weeks ended May 29, 2010 is referred to herein as the “2010 six month period.”

Certain amounts from the prior year have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures,” which requires new disclosures and provides clarification of existing disclosures about fair value measurements.  More specifically, this update requires: (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The update is effective for Griffin in the 2011 second quarter, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements will be effective for Griffin in fiscal 2012.  The adoption of this guidance did not have a material impact on Griffin’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement,” which aligns disclosures related to fair value between U.S. GAAP and International Financial Reporting Standards.  The standards update includes changes to the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and changes to the disclosure of information about fair value measurements.  More specifically, the changes clarify the intent of the FASB regarding the application of existing fair value measurements and disclosures as well as changing some particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.   This update is effective for Griffin in the 2012 second quarter.  Griffin is evaluating the impact that the application of this update will have on its consolidated financial statements.

2.     Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the real estate and landscape nursery segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Total net sales and other revenue:
Rental revenue and property sales	$4,846	$4,623	$9,659	$9,150
Landscape nursery net sales and other revenue	9,262	10,868	9,445	11,147
	$14,108	$15,491	$19,104	$20,297
Operating profit (loss):
Real estate	$1,108	$876	$1,384	$836
Landscape nursery	82	33	(1,120)	(750)
Industry segment totals	1,190	909	264	86
General corporate expense	(1,186)	(1,097)	(2,601)	(2,278)
Operating profit (loss)	4	(188)	(2,337)	(2,192)
Interest expense	(1,056)	(1,141)	(2,132)	(2,182)
Investment income	80	70	91	174
Loss before income tax benefit	$(972)	$(1,259)	$(4,378)	$(4,200)

	May 28, 2011	November 27, 2010
Identifiable assets:
Real estate	$141,259	$144,458
Landscape nursery	26,668	22,662
Industry segment totals	167,927	167,120
General corporate	11,429	16,031
Total assets	$179,356	$183,151

The real estate segment had no revenue from property sales in either the 2011 or 2010 six month periods.  Other revenue of the landscape nursery segment includes $118 and $235 in the 2011 second quarter and 2011 six month period, respectively, from the rental of Imperial’s Florida farm. Other revenue of the landscape nursery segment includes $122 and $244 in the 2010 second quarter and 2010 six month period, respectively, from the rental of Imperial’s Florida farm.  Imperial shut down operations of its Florida farm in fiscal 2009.

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

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.  As of May 28, 2011 and November 27, 2010, Griffin’s consolidated balance sheets include acquired intangible assets related to the building acquisition in Breinigsville, Pennsylvania.  These assets are comprised of the value of the in-place lease and the associated tenant relationship.  Griffin derived these values at the date of acquisition based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the leasing of vacant space and other data contained in the independent appraisal.  Therefore, Griffin categorized the acquired intangible assets related to this transaction as Level 3 within the fair value hierarchy.

During the 2011 six month period, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	May 28, 2011
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$4,787	$—	$—

Interest rate swap liabilities	$—	$1,293	$—

	November 27, 2010
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$5,102	$—	$—

Interest rate swap liabilities	$—	$1,481	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	May 28, 2011		November 27, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$3,782	$3,782	$9,260	$9,260
Available-for-sale securities	4,787	4,787	5,102	5,102

Financial liabilities:
Revolving line of credit	—	—	—	—
Mortgage debt	62,153	64,221	62,999	65,277
Interest rate swaps	1,293	1,293	1,481	1,481

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

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Real estate held for lease	$—	$5,381	$—

Intangible assets	$—	$—	$1,019

4.     Inventories

Inventories consist of:

	May 28, 2011	November 27, 2010

Nursery stock	$13,044	$14,347
Materials and supplies	1,261	1,181
	$14,305	$15,528

In the 2011 six month period, a net charge of $400 is included in costs of landscape nursery sales for excess plant losses, primarily due to the collapse from snow load, during this past winter, of some of Imperial’s hoop houses in which the plants were stored.  In the 2011 first quarter, a charge of $550 was included in costs of landscape nursery sales based on the number of plants estimated at that time that had become unsaleable due to the collapsed hoop houses.  Upon removal of the damaged hoop houses during the 2011 second quarter, which could not have been done earlier due to the winter conditions that existed at the end of the first quarter, management determined that the number of plants affected by the hoop house collapses was lower than previously estimated.  Accordingly, a $250 reduction of the charge for plants that became unsaleable due to hoop house collapses is reflected in costs of landscape nursery sales in the 2011 second quarter.  Costs of landscape nursery sales in the 2011 second quarter also includes a charge of $100 for certain starter plants that were lost due to a plant disease issue.  There were no charges recorded for the damaged hoop houses because they were fully depreciated prior to fiscal 2011.  Initial insurance proceeds of $200, related to the hoop house damage, were received and are reflected as a gain on insurance recovery in the 2011 six month consolidated statement of operations (see Notes 7 and 10).  Imperial continues to work with its insurance carrier to obtain additional recoveries for the losses incurred, and while Imperial believes that additional recoveries are likely to be received, they are not assured at this time.  Additional gain from insurance recoveries would be recorded when it becomes probable that such additional insurance proceeds will be received.

5.     Real Estate Assets

On January 8, 2010, Griffin Land closed on the purchase of a 120,000 square foot industrial building in Breinigsville, Pennsylvania.  Griffin Land paid $6.4 million in cash for the building, including approximately $1.0 million paid as a deposit in the 2009 fourth quarter.  The building is located in a major industrial area of Pennsylvania’s Lehigh Valley and was under a full building lease to Olympus Corporation of the Americas (“Olympus”) at the time of the acquisition.  Griffin Land incurred approximately $0.3 million of acquisition costs on the purchase of this building, which are included in selling, general and administrative expenses on Griffin’s consolidated statement of operations in the 2010 six month period.  Subsequent to the purchase of this building, Griffin Land completed a lease amendment with Olympus that extended the lease term through 2025.  On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage on this building (see Note 8).  This was Griffin Land’s first real estate purchase outside of the Hartford, Connecticut market, where Griffin Land’s core real estate holdings are located.

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

On March 17, 2010, Griffin Land closed on the purchase of approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania.  Griffin Land paid approximately $1.8 million in cash plus acquisition expenses, including approximately $0.3 million paid as a deposit in the 2009 fourth quarter.  The undeveloped land is located in a major industrial area of Pennsylvania’s Lehigh Valley and has approvals for the development of two industrial buildings totaling approximately 530,000 square feet.

Real estate held for sale or lease consists of:

	Estimated	May 28, 2011
	Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,614	$10,964	$12,578
Land improvements	10 to 30 years	638	13,374	14,012
Buildings and improvements	10 to 40 years	—	128,729	128,729
Tenant improvements	Shorter of useful life or terms of related lease	—	14,083	14,083
Development costs		6,938	4,645	11,583
		9,190	171,795	180,985
Accumulated depreciation		—	(51,018)	(51,018)
		$9,190	$120,777	$129,967

	Estimated	November 27, 2010
	Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,625	$10,953	$12,578
Land improvements	10 to 30 years	691	13,316	14,007
Buildings and improvements	10 to 40 years	—	128,437	128,437
Tenant improvements	Shorter of useful life or terms of related lease	—	13,922	13,922
Development costs		6,798	4,461	11,259
		9,114	171,089	180,203
Accumulated depreciation		—	(48,165)	(48,165)
		$9,114	$122,924	$132,038

Included in real estate held for lease as of May 28, 2011 and November 27, 2010 was $2,298 and $2,458, respectively, reflecting the net book value of Imperial’s Florida farm that was shut down in fiscal 2009 and is being leased to another landscape nursery grower.

Total depreciation expense related to real estate held for sale or lease was $1,419 and $1,498 in the 2011 and 2010 second quarters, respectively, and $2,853 and $2,937 in the 2011 and 2010 six month periods, respectively.  There was no capitalized interest in the 2011 and 2010 six month periods.

6.     Investments

Short-Term Investments

In the 2010 six month period, Griffin sold its remaining short-term investments.  Griffin’s short-term investments were comprised of debt securities and were accounted for as trading securities under FASB ASC 320-10, “Investments - Debt and Equity Securities” (“ASC 320-10”).  Accordingly, the securities were recorded at their fair values based upon quoted market prices at the balance sheet date and net realized and unrealized gains and losses on those investments were included in investment income on Griffin’s consolidated statements of operations.  Investment income in the 2011 and 2010 six month periods consists solely of interest and dividend income.

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

As of May 28, 2011, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $2,110 and $4,787, respectively.  As of November 27, 2010, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $2,425 and $5,102, respectively.

7.     Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	May 28, 2011	November 27, 2010
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,842	1,842
Machinery and equipment	3 to 20 years	11,980	11,849
		15,820	15,689
Accumulated depreciation		(13,562)	(13,326)
		$2,258	$2,363

In the 2011 first quarter, as a result of winter storms, some of Imperial’s hoop houses collapsed and a portion of the plants stored in the damaged hoop houses became unsaleable.  There was no charge to earnings for the damaged hoop houses because they were fully depreciated prior to the start of fiscal 2011.  A gain on insurance recovery of $200 related to insurance proceeds received for the damaged hoop houses is included in Griffin’s 2011 six month consolidated statement of operations.  Imperial continues to work with its insurance carrier to obtain additional recoveries for the losses incurred, and while Imperial believes that additional recoveries are likely to be received, they are not assured at this time.

Additional gain from insurance recoveries would be recorded when it becomes probable that such additional proceeds will be received (see Notes 4 and 10).

Griffin did not incur any new capital lease obligations in either the 2011 or 2010 six month periods.

8.     Long-Term Debt

Long-term debt includes:

	May 28, 2011	November 27, 2010
Nonrecourse mortgages:
6.08%, due January 1, 2013	$7,069	$7,190
6.30%, due May 1, 2014	552	635
5.73%, due July 1, 2015	19,581	19,758
8.13%, due April 1, 2016	4,405	4,547
7.0%, due October 1, 2017	6,343	6,444
Variable rate mortgage, due February 1, 2019*	11,738	11,845
Variable rate mortgage, due July 1, 2019*	8,262	8,333
5.25%, due January 28, 2020	4,203	4,247
Total nonrecourse mortgages	62,153	62,999
Revolving line of credit	—	—
Capital leases	20	38
Total	62,173	63,037
Less: current portion	(8,605)	(1,742)
Total long-term debt	$53,568	$61,295

* Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

On April 28, 2011, Griffin closed on a new $12.5 million revolving line of credit (the “2011 Credit Line”) with Doral Bank.  This 2011 Credit Line replaced the $10 million revolving line of credit with Doral Bank that was originally scheduled to expire on March 1, 2011, but was extended until the 2011 Credit Line was completed.  The 2011 Credit Line has a two year term with a company option for a third year and interest at the higher of prime plus 1.5% or 5.875%.  The 2011 Credit Line is collateralized by the same properties that collateralized the expired revolving line of credit plus a 40,000 square foot office building in Griffin Center South that was unencumbered.  In the 2011 six month period, there were no outstanding borrowings under the $10 million revolving line of credit that expired during the period or under the new 2011 Credit Line.

On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage with First Niagara Bank (formerly NewAlliance Bank), collateralized by the 120,000 square foot industrial building in Breinigsville, Pennsylvania that was acquired earlier that month.  This mortgage has a ten-year term and originally had a fixed interest rate of 6.5% with monthly principal and interest payments based on a twenty-five year amortization schedule.  Effective November 1, 2010, based on a request by Griffin to reduce the interest rate on the loan in a more favorable interest rate environment, Griffin and First Niagara Bank entered into a loan modification agreement, whereby the interest rate was reduced from 6.5% to 5.25% for the remainder of the loan in exchange for a payment of $0.2 million by Griffin.  The loan modification did not change the loan’s maturity date.

Through January 31, 2010, the variable rate mortgage due February 1, 2019 with Berkshire Bank (the “Berkshire Bank Loan”) functioned as a construction loan, with Griffin Land drawing funds as construction progressed on a new warehouse in New England Tradeport (“Tradeport”), Griffin Land’s industrial park in Windsor and East Granby, Connecticut.  The interest rate during the construction period of the loan was the greater of 2.75% above the thirty day LIBOR rate or 4%.  Payments during that period were for interest only.  On February 1, 2010, the Berkshire Bank Loan converted to a nine-year nonrecourse mortgage collateralized by the new warehouse facility built in Tradeport, with monthly payments of principal and interest starting on March 1, 2010, based on a twenty-five year amortization schedule.  At the time Griffin closed the Berkshire Bank Loan, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $12 million at inception to fix the interest rate at 6.35% for the final nine years of the loan.  Payments under the swap agreement commenced on March 1, 2010 and will continue monthly until February 1, 2019, which is also the termination date of the Berkshire Bank Loan.

Griffin is also party to an interest rate swap agreement related to its nonrecourse mortgage, due on July 1, 2019, on four industrial buildings in Tradeport.   Griffin accounts for both of its interest rate swap agreements as effective cash flow hedges (see Note 3).  No ineffectiveness on the cash flow hedges was recognized as of May 28, 2011 and none is anticipated over the term of the agreements.  Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  Neither of the interest rate swap agreements contains any credit risk related contingent features.  In the 2011 six month period, Griffin recognized a gain of $188 and in the 2010 six month period, Griffin recognized a loss of $27 (included in other comprehensive income), before taxes, on its interest rate swap agreements.  In the 2011 second quarter and 2011 six month period, the amounts of loss recognized on the effective portion of the interest rate swap agreements were $165 and $335, respectively.  In the 2010 second quarter and 2010 six month period, the amounts of loss recognized on the effective portion of the interest rate swap agreements were $170 and $240, respectively.  As of May 28, 2011, $652 is expected to be reclassified over the next twelve months from other comprehensive income to interest expense.  As of May 28, 2011, the liability for Griffin’s interest rate swap agreements was $1,293 and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.

As of May 28, 2011, the entire balance (approximately $7.1 million) of Griffin’s 6.08% nonrecourse mortgage due January 1, 2013 is included in the current portion of long-term debt.  Griffin has classified this mortgage as current because, for the twelve month period ending December 31, 2011, Griffin expects that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage (the “debt service coverage covenant”) will be less than the 1.25 required under the mortgage.  The debt service coverage covenant for the twelve months ended December 31, 2010 was waived by the bank as Griffin would not have been in compliance at that measurement date.  Griffin currently expects to obtain a waiver from the bank for the debt service coverage covenant for the twelve months ending December 31, 2011, prior to that date, although there can be no such assurance that the bank will grant such a waiver.

9.     Stockholders’ Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010

Net loss as reported for computation of basic and diluted per share results	$(629)	$(785)	$(2,758)	$(2,629)

Weighted average shares outstanding for computation of basic and diluted per share results (a)	5,128,000	5,103,000	5,126,000	5,101,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options in the thirteen and twenty-six weeks ended May 28, 2011 would have been 9,000 for each period, respectively. The incremental shares from the assumed exercise of stock options in the thirteen and twenty-six weeks ended May 29, 2010 would have been 19,000 and 20,000, respectively.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”).  Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.  Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at May 28, 2011 may be exercised as stock appreciation rights.

In the 2011 six month period, 113,212 stock options were granted by Griffin under the 2009 Stock Option Plan, reflecting 104,500 stock options granted to employees and 8,712 stock options granted to non-employee directors upon their re-election to Griffin’s Board of Directors at the 2011 Annual Meeting of Stockholders.  There were 8,202 stock options issued in the 2010 six month period to non-employee directors upon their reelection to Griffin’s Board of Directors at the 2010 Annual Meeting of Stockholders.  The fair values of the stock options granted in the 2011 six month period were $12.88 for 87,500 options, $10.37 for 17,000 options and $12.03 for 8,712 stock options.  The fair value of the stock options granted in the 2010 six month period was $13.48 each.  The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2011 and 2010 six month periods were as follows:

	For the 26 Weeks Ended,
	May 28, 2011	May 29, 2010
Expected volatility	42.0% to 43.4%	42.3%
Risk free interest rate	2.06% to 2.81%	3.0%
Expected option term	5 to 8.5 years	8.5 years
Annual dividend yield	$0.40	$0.40

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 26 Weeks Ended,
	May 28, 2011		May 29, 2010
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	45,730	$23.18	71,133	$17.61
Exercised	(10,667)	$17.45	(12,000)	$11.35
Vested	16,847	$31.08	3,528	$34.00
Outstanding at end of period	51,910	$26.92	62,661	$19.73

Range of Exercise Prices for Vested Options	Outstanding at May 28, 2011	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$11.00-$14.00	6,776	$11.81	2.0	$90	$35
$15.00-$18.00	5,322	$15.03	1.0	53	38
$24.00-$39.00	39,812	$31.09	6.1	—	597
	51,910	$26.92	5.1	$143	$670

	For the 26 Weeks Ended,
	May 28, 2011		May 29, 2010
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	103,881	$32.56	101,377	$32.84
Granted	113,212	$28.68	8,202	$29.25
Vested	(16,847)	$31.08	(3,528)	$34.00
Nonvested at end of period	200,246	$30.49	106,051	$32.52

Range of Exercise Prices for Nonvested Options	Outstanding at May 28, 2011	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$27.00-$31.00	123,579	$28.75	9.6	$—	$1,553
$33.00-$35.00	76,667	$33.28	7.4	—	1,064
	200,246	$30.49	8.7	$—	$2,617

Number of option holders at May 28, 2011	19

Compensation expense for stock options recognized in the 2011 second quarter and 2011 six month period was $162 and $277, respectively, with related tax benefits of $41 and $71, respectively.  Compensation expense for stock options recognized in the 2010 second quarter and 2010 six month period was $94 and $186, respectively, with related tax benefits of $24 and $47, respectively.  As of May 28, 2011, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2011	$320
Fiscal 2012	514
Fiscal 2013	376
Fiscal 2014	199
Fiscal 2015	91
Fiscal 2016	13
$1,513

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income in the 2011 and 2010 six month periods consist of the following:

	For the 26 Weeks Ended,
	May 28, 2011	May 29, 2010

Balance at beginning of period	$1,007	$926
Increase (decrease) in fair value of cash flow hedges, net of taxes of $69 and ($11), respectively	119	(16)
Decrease in fair value of Centaur Media, net of taxes of ($201) and ($167), respectively	(374)	(311)
Increase (decrease) in fair value of Centaur Media due to exchange gain (loss), net of taxes of $91 and ($180), respectively	169	(334)
Balance at end of period	$921	$265

Accumulated other comprehensive income is comprised of the following:

	May 28, 2011	November 27, 2010
Unrealized gain on investment in Centaur Media	$1,417	$1,622
Unrealized loss on cash flow hedges	(815)	(934)
Actuarial gain on postretirement benefits plan	319	319
	$921	$1,007

Cash Dividend

In both the 2011 and 2010 six month periods, Griffin declared two cash dividends of $0.10 per common share each.

10.   Supplemental Financial Statement Information

Gain on Insurance Recovery

In the 2011 six month period, snow load from winter storms caused the collapse of some of Imperial’s hoop houses and some of the plants stored in the hoop houses to become unsaleable.  A charge of $300 is included in costs of landscape nursery sales in the 2011 six month period to reserve for the book value of inventory that became unsaleable.  There was no charge to earnings related to the damage to the hoop houses because they were fully depreciated prior to fiscal 2011.  Initial insurance proceeds of $200, related to the hoop house damage, have been received and are reflected as a gain on insurance recovery on the 2011 six month consolidated statement of operations.   Imperial continues to work with its insurance carrier to obtain additional recoveries for the losses incurred, and while Imperial believes that additional recoveries are likely to be received, they are not assured at this time.  Additional gain from insurance recoveries would be recorded when it becomes probable that such additional insurance proceeds will be received (see Notes 4 and 7).

Supplemental Cash Flow Information

Decreases of $315 and $992, respectively, in the 2011 and 2010 six month periods in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at May 28, 2011 and November 27, 2010 were $203 and $194, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease increased by $9 and $384 in the 2011 and 2010 six month periods, respectively.

As of May 28, 2011, included in Griffin’s accrued liabilities is a dividend payable of $513 reflecting a dividend on Griffin’s common stock declared prior to the end of the 2011 second quarter that was paid subsequent to the end of Griffin’s 2011 second quarter.  As of November 27, 2010, Griffin’s accrued liabilities included $512 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2010 and paid in the 2011 first quarter.

Interest payments, net of capitalized interest, were $1,023 and $1,062 in the 2011 and 2010 second quarters, respectively, and $2,023 and $1,974 in the 2011 and 2010 six month periods, respectively.

Income Taxes

Griffin’s effective income tax benefit rate was 37.0% in the 2011 six month period as compared to 37.4% in the 2010 six month period.  The effective tax benefit rate used in the 2011 six month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Increases to deferred tax assets of $110 and $347, respectively, in the 2011 and 2010 six month periods relate to the mark to market adjustment on Griffin’s investment in Centaur Media.  A decrease to deferred tax assets of $69 in the 2011 six month period and an increase to deferred tax assets of $11 in the 2010 six month period relate to the fair value adjustment of Griffin’s cash flow hedges.  These increases and decreases to deferred tax assets are included as charges and credits, respectively, in Griffin’s total comprehensive loss for the 2011 and 2010 six month periods.

As of May 28, 2011, Griffin’s consolidated balance sheet includes a net current deferred tax asset of $423 and a net noncurrent deferred tax asset of $2,814.  Although Griffin has incurred pretax losses for the fiscal years ended November 29, 2008, November 28, 2009 and November 27, 2010, management has concluded that a valuation allowance against those net deferred tax assets is not required, because management believes it is more likely than not that these deferred tax assets will be realized.

Examinations of Griffin’s fiscal 2009 Federal income tax return, Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns and Griffin’s fiscal 2007 Connecticut state income tax return are currently being performed.

Postretirement Benefits

Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Griffin’s postretirement benefits program is unfunded, with benefits to be paid from Griffin’s general assets.  Griffin’s contributions to its postretirement benefits program were $1 and $2, respectively, in the 2011 and 2010 six month periods with an expected contribution of $2 for the fiscal 2011 full year.  The components of Griffin’s postretirement benefits expense are immaterial for all periods presented.

11.   Commitments and Contingencies

As of May 28, 2011, Griffin had committed purchase obligations of $1.0 million, principally for the purchase of plants and raw materials by Imperial and for master planning of Griffin Land’s industrial properties.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to Griffin’s consolidated financial position, results of operations or cash flows.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, the recoverability of its accounts receivable and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and twenty-six weeks ended May 28, 2011 are consistent with those used by Griffin to prepare its fiscal 2010 financial statements.

Summary

Griffin incurred a net loss of approximately $0.6 million in the thirteen weeks ended May 28, 2011 (the “2011 second quarter”) as compared to a net loss of approximately $0.8 million in the thirteen weeks ended May 29, 2010 (“2010 second quarter”).  The lower net loss in the 2011 second quarter as compared to the 2010 second quarter reflects an increase in consolidated operating results and slightly lower interest expense, partially offset by a lower income tax benefit in the 2011 second quarter.  The improved consolidated operating results reflects an increase of approximately $0.2 million in operating profit at Griffin Land, partially offset by an increase of approximately $0.1 million in general corporate expense in the 2011 second quarter as compared to the 2010 second quarter.  Imperial’s operating results were slightly higher in the 2011 second quarter as compared to the 2010 second quarter.  The increase in operating profit at Griffin Land in the 2011 second quarter was principally due to higher rental revenue.  Griffin’s general corporate expense was higher in the 2011 second quarter principally due to higher expenses related to Griffin’s non-qualified deferred compensation plan.  The lower interest expense in the 2011 second quarter reflects lower outstanding debt in the 2011 second quarter.   The lower income tax benefit in the 2011 second quarter reflects the lower pretax loss in the 2011 second quarter.

Griffin incurred a net loss of approximately $2.8 million for the twenty-six weeks ended May 28, 2011 (the “2011 six month period”) as compared to a net loss of approximately $2.6 million for the twenty-six weeks ended May 29, 2010 (the “2010 six month period”).  The higher net loss in the 2011 six month period as compared to the 2010 six month period principally reflects a higher consolidated operating loss incurred by Griffin and lower investment income, partially offset by lower interest expense and a higher income tax benefit.  Griffin’s higher consolidated operating loss in the 2011 six month period as compared to the 2010 six month period reflects an increase of approximately $0.4 million in the operating loss incurred by Imperial and an increase of approximately $0.3 million in general corporate expense, partially offset by an increase of approximately $0.5 million in operating profit at Griffin Land.  The higher operating loss incurred by Imperial in the 2011 six month period principally reflects charges for plants that became unsaleable, primarily due to the collapse, from snow load, of certain hoop houses in which those plants were stored over the winter.  The higher operating profit at Griffin Land in the 2011 six month period principally reflects higher rental revenue from its leasing operations.  The higher general corporate expense in the 2011 six month period principally reflects higher costs related to Griffin’s non-qualified deferred compensation plan.  The lower investment income in the 2011 six month period principally reflects timing of dividend income from Centaur.  The lower interest expense in the 2011 six month period reflects lower outstanding debt in the 2011 six month period.   The higher income tax benefit in the 2011 six month period reflects the higher pretax loss in the 2011 six month period.

Results of Operations

Thirteen Weeks Ended May 28, 2011 Compared to the Thirteen Weeks Ended May 29, 2010

Griffin’s consolidated total revenue decreased from approximately $15.5 million in the 2010 second quarter to approximately $14.1 million in the 2011 second quarter.  The net decrease of approximately $1.4 million reflects a decrease of approximately $1.6 million in revenue at Imperial, partially offset by an increase of approximately $0.2 million in revenue at Griffin Land.

Total revenue at Griffin Land increased from approximately $4.6 million in the 2010 second quarter to $4.8 million in the 2011 second quarter.  The increase of approximately $0.2 million was due to an increase in rental revenue, reflecting: (a) approximately $0.4 million of rental revenue from space under lease for the entire 2011 second quarter as compared to that space being leased for only a portion of the 2010 second quarter or having leases that started subsequent to the end of the 2010 second quarter; partially offset by (b) an approximately $0.2 million reduction in rental revenue as a result of leases that expired subsequent to the 2010 second quarter and were not renewed.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of May 28, 2011	2,540,000	2,031,000	80%
As of November 27, 2010	2,540,000	2,029,000	80%
As of May 29, 2010	2,540,000	2,067,000	81%

The slight increase in square footage leased as of May 28, 2011 as compared to November 27, 2010 reflects a new lease for approximately 11,000 square feet of previously vacant office/flex space that was completed in the 2011 second quarter, partially offset by a reduction of approximately 9,000 square feet of office space under a lease that had been for the entire approximately 23,000 square foot building in Griffin Center South.  That tenant remains in approximately 14,000 square feet in that building on a short-term lease.  In the first half of fiscal 2011, Griffin Land renewed several leases of industrial space aggregating approximately 164,000 square feet and two leases of office/flex space aggregating approximately 19,000 square feet, although one of the lease renewals for office/flex space will result in a reduction of approximately 5,000 square feet under that lease in the 2011 third quarter.  All of the leases that were renewed were scheduled to expire this year, except for a lease of approximately 9,000 square feet of office/flex space that was not scheduled to expire until the end of next year.  Although market activity for industrial and office/flex space has been weak over the past two years, recently, Griffin Land has had an increase in market activity, as evidenced by an increase in requests for proposals from prospective tenants.  There is no guarantee that the recent increase in requests for proposals from prospective tenants will result in the signing of new leases for currently vacant office/flex or industrial space.

Griffin Land had no property sales revenue in either the 2011 or the 2010 second quarters.  Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial decreased from approximately $10.9 million in the 2010 second quarter to approximately $9.3 million in the 2011 second quarter.  Imperial’s landscape nursery business is highly seasonal, with second quarter sales historically comprising a majority of its annual sales.  The lower net sales in the 2011 second quarter as compared to the 2010 second quarter principally reflects a change in the product mix available for sale in the 2011 second quarter as compared to the 2010 second quarter and an 11% decline in unit sales volume in the 2011 second quarter as compared to the 2010 second quarter.  The change in product mix reflects an increase in smaller size plants with longer bloom times that provide more color, such as perennials, and a decrease in larger size plants, particularly rhododendron.  The reduction in larger size plants reflects planned changes made to Imperial’s production of such product over the past couple of years, which due to their longer growing cycles first affected the current year.  Additionally, smaller size plants generally have lower selling prices, which is reflected in the decrease in net sales from the 2010 second quarter to the 2011 second quarter. The changes in product mix were made to bring Imperial’s inventory level and plant varieties offered for sale more in line with expected demand.  The effect on net sales of the decrease in unit sales volume and selling, on average, smaller size plants in the 2011 second quarter as compared to the 2010 second quarter was partially offset by improved pricing in the 2011 second quarter.  The improved pricing reflects having more product with longer bloom time and having fewer larger size units available for sale.  This enabled Imperial to ship a higher percentage of its product to its garden center customer segment, which generally provides Imperial higher pricing than other customer segments.  Net sales to Imperial’s garden center customer segment increased from 58% in the 2010 second quarter to 64% in the 2011 second quarter.

Griffin’s consolidated operating results, including general corporate expense, were break-even in the 2011 second quarter, as compared to a consolidated operating loss, including general corporate expense, of approximately $0.2 million in the 2010 second quarter.  Imperial had an operating profit of approximately $0.1 million in the 2011 second quarter, as compared to essentially break-even operating results in the 2010 second quarter.  Griffin Land had an operating profit of approximately $1.1 million in the 2011 second quarter as compared to approximately $0.9 million in the 2010 second quarter.  Griffin’s general corporate expense increased to approximately $1.2 million in the 2011 second quarter from approximately $1.1 million in the 2010 second quarter.

Operating profit at Griffin Land in the 2011 and 2010 second quarters were as follows:

	2011	2010
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Rental revenue	$4,846	$4,623
Costs related to rental revenue excluding depreciation and amortization expense (a)	(1,553)	(1,560)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	3,293	3,063
Revenue from property sales	—	—
Costs related to property sales	—	—
Gain from property sales	—	—
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	3,293	3,063
General and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses (a)	(658)	(593)
Acquisition expenses	—	—
Total general and administrative expenses excluding depreciation and amortization expense (a)	(658)	(593)
Profit before depreciation and amortization expense (a)	2,635	2,470
Depreciation and amortization expense related to costs of rental revenue	(1,522)	(1,587)
Depreciation and amortization expense - other	(5)	(7)
Operating profit	$1,108	$876

(a)              The costs related to rental revenue excluding depreciation and amortization expense, profit from leasing activities before general and administrative expenses and before depreciation and amortization expense, profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense, general and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses, total general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America.  They are presented because Griffin believes they are useful financial indicators for measuring results of its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.  The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statement of operations.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.2 million in the 2011 second quarter as compared to the 2010 second quarter, due principally to the increase in rental revenue.  Costs related to rental revenue excluding depreciation and amortization expense were essentially unchanged in the 2011 second quarter as compared to the 2010 second quarter.

Griffin Land’s general and administrative expenses were slightly higher in the 2011 second quarter as compared to the 2010 second quarter due principally to the timing of the expenses.  Depreciation and amortization expense at Griffin Land decreased slightly in the 2011 second quarter as compared to the 2010 second quarter, due principally to certain tenant improvements becoming fully depreciated.

Imperial’s operating results in the 2011 and 2010 second quarters were as follows:

	2011	2010
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Net sales and other revenue	$9,262	$10,868
Cost of goods sold	8,035	9,620
Gross profit	1,227	1,248
Selling, general and administrative expenses	(1,145)	(1,215)
Operating profit	$82	$33

The slight increase in operating results at Imperial in the 2011 second quarter as compared to the 2010 second quarter principally reflects an approximately $0.1 million decrease in selling, general and administrative expenses.  Imperial’s gross profit was essentially unchanged in the 2011 second quarter as compared to the 2010 second quarter.  The effect on gross profit from the approximately $1.6 million decrease in net sales and other revenue in the 2011 second quarter as compared to the 2010 second quarter was offset by several factors:  (a) overall pricing improvement in the 2011 second quarter as compared to the 2010 second quarter;  (b) cost of goods sold in the 2011 second quarter included a net credit of approximately $0.2 million to reduce the charge of approximately $0.6 million recorded in the first quarter for the estimated number of plants that became unsaleable due to the collapse of hoop houses from  snow load this past winter because the actual number of plants that became unsaleable was lower than previously estimated and; (c) the 2010 second quarter cost of goods sold included approximately $0.1 million for retrospective insurance charges for workers’ compensation policies for previous years; partially offset by higher costs of plants sold.  Gross margins on sales from its Connecticut farm, excluding the effect of the net credit of approximately $0.2 million included in the 2011 second quarter, decreased from 12.7% in the 2010 second quarter to 11.4% in the 2011 second quarter, as the effect of higher costs more than offset the benefit from improved pricing.  The higher costs reflect an increase in both per unit plant costs and per unit loading and handling costs, as cost reductions were not proportional to the reduction in sales value from the change in product mix.

Imperial’s selling, general and administrative expenses were lower in the 2011 second quarter as compared to the 2010 second quarter due principally to lower commission expenses as a result of the lower net sales in the 2011 second quarter and the inclusion in the 2010 second quarter of severance costs related to reduction of Imperial’s sales force.

Griffin’s general corporate expense increased from approximately $1.1 million in the 2010 second quarter to approximately $1.2 million in the 2011 second quarter, principally due to an increase in expenses related to Griffin’s non-qualified deferred compensation plan.  The higher expenses of the non-qualified deferred compensation plan reflect an increase in participants’ account balances due to a general increase in overall stock market performance, which is reflected in the value of participants’ balances.

Griffin’s consolidated interest expense decreased from approximately $1.1 million in the 2010 second quarter to approximately $1.0 million in the 2011 second quarter.  The lower interest expense reflects Griffin’s average outstanding debt being approximately $62.4 million in the 2011 second quarter as compared to approximately $66.6 million in the 2010 second quarter.  The lower average debt principally reflects there not being any borrowings outstanding under Griffin’s revolving line of credit in the 2011 second quarter as compared to $2.5 million of borrowings outstanding under Griffin’s revolving line of credit during the 2010 second quarter.

Griffin’s investment income of approximately $0.1 million in the 2011 second quarter was essentially unchanged from the 2010 second quarter.

Griffin’s effective income tax benefit rate was 35.3% in the 2011 second quarter as compared to 37.6% in the 2010 second quarter.  The slightly lower effective income tax benefit rate in the 2011 second quarter is due to the effect of changes in state income taxes.  The effective income tax benefit rate for the 2011 second quarter is based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective income tax benefit rate may change.

Twenty-Six Weeks Ended May 28, 2011 Compared to the Twenty-Six Weeks Ended May 29, 2010

Griffin’s consolidated total revenue decreased from approximately $20.3 million in the 2010 six month period to approximately $19.1 million in the 2011 six month period.   The net decrease of approximately $1.2 million reflects a decrease of approximately $1.7 million in revenue at Imperial, partially offset by an increase of approximately $0.5 million in revenue at Griffin Land.

Total revenue at Griffin Land increased from approximately $9.2 million in the 2010 six month period to approximately $9.7 million in the 2011 six month period. The increase of approximately $0.5 million was due to an increase in rental revenue, reflecting: (a) approximately $0.7 million of rental revenue from space under lease in the 2011 six month period that was vacant for part or all of the 2010 six month period; and (b) an increase of approximately $0.1 million of rental revenue from owning the 120,000 square foot industrial building in Pennsylvania for the entire 2011 six month period as compared to a portion of the 2010 six month period; partially offset by (c) an approximately $0.3 million reduction in rental revenue as a result of leases that expired subsequent to the 2010 six month period and were not renewed.

Griffin Land had no property sales revenue in either the 2011 or the 2010 six month periods.  Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial decreased from approximately $11.1 million in the 2010 six month period to approximately $9.4 million in the 2011 six month period.  Due to the seasonality of the landscape nursery business, Imperial’s total sales and other revenue in the second quarter, which is comprised of the spring months of March, April and May, accounts for approximately 98% of Imperial’s total net sales and other revenue for the six month period.  Accordingly, the factors that affected the decrease in Imperial’s net sales and other revenue in the 2011 six month period as compared to the 2010 six month period are the same as those discussed above with respect to the decrease in revenue in the 2011 second quarter as compared to the 2010 second quarter.

Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $2.3 million in the 2011 six month period as compared to a consolidated operating loss, including general corporate expense, of approximately $2.2 million in the 2010 six month period.  The slightly higher operating loss in the 2011 six month period principally reflects an increase of approximately $0.4 million in the operating loss incurred by Imperial and an increase of approximately

$0.3 million in general corporate expense, partially offset by an increase of approximately $0.5 million in operating profit at Griffin Land.

Operating profit at Griffin Land in the 2011 and 2010 six month periods were as follows:

	2011	2010
	Six Month	Six Month
	Period	Period
	(amounts in thousands)
Rental revenue	$9,659	$9,150
Costs related to rental revenue excluding depreciation and amortization expense (a)	(3,842)	(3,555)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	5,817	5,595
Revenue from property sales	—	—
Costs related to property sales	—	—
Gain from property sales	—	—
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	5,817	5,595
General and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses (a)	(1,366)	(1,336)
Acquisition expenses	—	(301)
Total general and administrative expenses excluding depreciation and amortization expense (a)	(1,366)	(1,637)
Profit before depreciation and amortization expense (a)	4,451	3,958
Depreciation and amortization expense related to costs of rental revenue	(3,057)	(3,109)
Depreciation and amortization expense - other	(10)	(13)
Operating profit	$1,384	$836

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

The increase of approximately $0.2 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the approximately $0.5 million increase in rental revenue, partially offset by an increase of approximately $0.3 million in costs related to rental revenue excluding depreciation and amortization expense.  The increase in costs related to rental revenue excluding depreciation and amortization expense principally reflects higher snow removal expenses incurred during the winter months in the early part of the 2011 six month period, higher utility expenses and an increase in real estate taxes.

Griffin Land’s total general and administrative expenses in the 2011 six month period decreased by approximately $0.3 million from total general and administrative expenses in the 2010 six month period due principally to the inclusion in the 2010 six month period of $0.3 million of acquisition expenses incurred for the purchase of the 120,000 square foot industrial building that closed in January 2010.  Depreciation and amortization expense at Griffin Land was essentially unchanged in the 2011 six month period as compared to the 2010 six month period.

Imperial’s operating losses for the 2011 and the 2010 six month periods were as follows:

	2011	2010
	Six Month Period	Six Month Period
	(amounts in thousands)

Net sales and other revenue	$9,445	$11,147
Cost of goods sold	8,916	9,939
Gross profit	529	1,208
Selling, general and administrative expenses	(1,849)	(1,958)
Gain on insurance recovery	200	—
Operating loss	$(1,120)	$(750)

Imperial’s operating loss in the 2011 six month period was approximately $0.4 million higher than the operating loss incurred in the 2010 six month period, reflecting an approximate $0.7 million decrease in gross profit, partially offset by a $0.2 million gain on insurance recovery and a decrease of approximately $0.1 million in selling, general and administrative expenses in the 2011 six month period.

The decrease in gross profit principally reflects a net charge of approximately $0.4 million in the 2011 six month period for plants that became unsaleable, approximately $0.3 million of which was from the collapse, due to snow load, of certain hoop houses in which the plants are stored over the winter and $0.1 million as a result of the loss of certain starter plants due to a disease issue.  There were no charges included in cost of goods sold to increase inventory reserves for unsaleable plants in the 2010 six month period.  In addition to the inventory charges for unsaleable plants in the 2011 six month period, the lower gross profit also reflects the lower net sales and other revenue in the 2011 six month period as compared to the 2010 six month period and higher costs of plants sold.  These items were partially offset by improved pricing in the 2011 six month period as compared to the 2010 six month period.  Due to increased costs, gross margins on sales from Imperial’s Connecticut farm in the 2011 six month period were 11.3% (excluding the effect of the charge for inventory losses) as compared to 12.0% in the 2010 six month period. The higher costs reflect an increase in both per unit plant costs and per unit loading and handling costs, as cost reductions were not proportional to the reduction in sales value from the change in product mix.

Imperial’s selling, general and administrative expenses decreased from approximately $2.0 million in the 2010 six month period to approximately $1.8 million in the 2011 six month period.  The lower selling, general and administrative expenses in the 2011 six month period as compared to the 2010 six month period principally reflect lower sales commission expenses in the 2011 six month period and severance costs included in the 2010 six month period related to a reduction in Imperial’s sales force.  As a percentage of net sales, Imperial’s selling, general and administrative expenses increased from 17.6% in the 2010 six month period to 19.6% in the 2011 six month period.

Griffin’s general corporate expense increased from approximately $2.3 million in the 2010 six month period to approximately $2.6 million in the 2011 six month period, principally due to an increase in expenses related to Griffin’s non-qualified deferred compensation plan.  The higher expenses of the non-qualified deferred compensation plan reflect the increase in participants’ balances due to a general increase in overall stock market performance, which is reflected in the value of participants’ balances.

Griffin’s consolidated interest expense decreased from approximately $2.2 million in the 2010 six month period to approximately $2.1 million in the 2011 six month period due principally to a lower average debt level in the 2011 six month period as compared to the 2010 six month period.  Griffin’s average outstanding debt in the 2011 six month period was approximately $62.6 million as compared to $65.4 million in the 2010 six month period, principally reflecting there not being any borrowings outstanding under Griffin’s revolving line of credit in the 2011 six month period as compared to $2.5 million of borrowings outstanding under Griffin’s revolving line of credit in the 2010 six month period.

Griffin’s investment income decreased from approximately $0.2 million in the 2010 six month period to approximately $0.1 million in the 2011 six month period due principally to lower dividend income from Centaur in the 2011 six month period.  The lower dividend income from Centaur reflects a change in timing of dividends by Centaur.

Griffin’s effective income tax benefit rate was 37.0% for the 2011 six month period, as compared to 37.4% for the 2010 six month period.  The slightly lower effective income tax benefit tax rate in the 2011 six month period reflects the effect of state income taxes.  Griffin’s effective tax benefit rate for the 2011 six month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

In the 2011 six month period, Griffin had net cash used in operating activities of approximately $2.6 million as compared to net cash provided by operating activities of approximately $0.3 million in the 2010 six month period.  Net cash provided by operating activities in the 2010 six month period included approximately $0.5 million of cash generated from the liquidation of short-term investments.  Excluding the reduction of short-term investments in the 2010 six month period, Griffin had net cash used in operating activities of approximately $0.2 million in the 2010 six month period.  The higher amount of net cash used in operating activities in the 2011 six month period, as compared to the 2010 six month period, principally reflects a smaller decrease in Imperial’s inventory in the 2011 six month period as compared to the 2010 six month period, principally due to the lower sales volume at Imperial in the 2011 six month period as compared to the 2010 six month period.

Net cash used in investing activities was approximately $0.9 million in the 2011 six month period as compared to approximately $8.3 million in the 2010 six month period.  The net cash used in investing activities in the 2011 six month period principally reflects approximately $0.8 million of spending on tenant improvements related to new leases and lease renewals in the current year and additional development costs for Griffin Land’s real estate assets and approximately $0.1 million of additions to equipment at Imperial.  The net cash used in investing activities in the 2010 six month period principally reflected approximately $5.4 million paid for the acquisition of the fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania and approximately $2.7 million of additions to Griffin’s real estate assets, including approximately $2.1 million to acquire undeveloped land in Pennsylvania.  The total purchase price of the building was approximately $6.4 million, of which approximately $1.0 million was paid as a deposit in the previous year.  Net cash used in investing activities in the 2010 six month period also included approximately $0.1 million of additions to equipment at Imperial.

Net cash used in financing activities was approximately $2.0 million in the 2011 six month period as compared to net cash provided by financing activities of approximately $2.8 million in the 2010 six month period.  The net cash used in financing activities in the 2011 six month period reflects approximately $1.0 million for quarterly dividend payments on Griffin’s common stock, approximately $0.9 million for payments of principal on Griffin Land’s nonrecourse mortgages and approximately $0.2 million for debt issuance costs related to Griffin’s new revolving credit agreement (see below), partially offset by approximately $0.2 million of proceeds from the exercise of stock options.  The net cash provided by financing activities in the 2010 six month period included approximately $4.5 million of proceeds from borrowings, including approximately $4.3 million from a new nonrecourse mortgage with First Niagara Bank (formerly NewAlliance Bank) on the 120,000 square foot industrial building in Breinigsville, Pennsylvania that was acquired in the 2010 six month period and approximately $0.2 million from the final borrowings under a construction to permanent mortgage loan with Berkshire Bank. In addition, Griffin received approximately $0.1 million of cash from the exercise of stock options in the 2010 six month period.  The proceeds from debt and cash received from the exercise of stock options in the 2010 six month period were partially offset by approximately $1.0 million for quarterly dividend payments on Griffin’s common stock, approximately $0.8 million for payments of principal on Griffin Land’s nonrecourse mortgages and approximately $0.1 million of debt issuance costs.

On April 28, 2011, Griffin closed on a new $12.5 million revolving line of credit with Doral Bank (the “2011 Credit Line”) that replaced the $10 million revolving line of credit with Doral Bank that was originally scheduled to expire on March 1, 2011, but was extended until the 2011 Credit Line was completed.  The 2011 Credit Line has a two year term with a company option for a third year and interest at the higher of prime plus 1.5% or 5.875%.  The 2011 Credit Line is collateralized by the same properties that collateralized the expiring revolving line of credit plus a 40,000 square foot office building in Griffin Center South that was unencumbered.  In the 2011 six month period, there were no outstanding borrowings under the $10 million revolving line of credit that expired or the 2011 Credit Line.

As of May 28, 2011, the entire balance of Griffin’s 6.08% nonrecourse mortgage due January 1, 2013 (approximately $7.1 million) is included in the current portion of long-term debt.  Griffin has classified this mortgage as current because, for the twelve month period ending December 31, 2011, Griffin expects that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage (the “debt service coverage covenant”) will be less than the 1.25 required under the mortgage.  The debt service coverage covenant for the twelve months ended December 31, 2010 was waived by the bank as Griffin would not have been in compliance at that measurement date.  Griffin expects to obtain a waiver from the bank for the debt service coverage covenant for the twelve months ending December 31, 2011, prior to that date, although there can be no such assurance that the bank will grant such a waiver.

On April 14, 2011, Griffin Land entered into an agreement to sell approximately ten acres of undeveloped land in Southwick, Massachusetts for $0.4 million. Griffin Land expects this sale to close in the 2011 third quarter.  In addition, as previously reported, Griffin Land has two other land sales under agreement, the closing of which are subject to a number of conditions.  The sale of its remaining twenty-one residential lots in Stratton Farms, a residential development in Suffield, Connecticut, is under contract with a private company homebuilder.  If the homebuilder elects to exercise its option to purchase the remaining lots, Griffin Land would receive proceeds that would range from approximately $2.3 million to approximately $2.5 million, depending on the timing of the lot purchases, which are scheduled annually in fiscal 2011 through fiscal 2013.  The buyer’s failure to complete any scheduled purchase on a timely basis would terminate the buyer’s option.

Griffin Land also has an agreement with a local homebuilder to sell approximately 57 acres of undeveloped land (much of which is wetlands) held in Granby, Connecticut for development into approximately twelve residential lots.  The buyer has obtained all required land use approvals for its residential development plans.  Proceeds from this transaction would be approximately $0.6 million, and a closing could take place in the latter part of fiscal 2011.  There is no assurance that any of these potential land sale transactions will be completed under their current terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of May 28, 2011 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$82.5	$4.4	$17.0	$28.8	$32.3
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	0.5	0.2	0.3	—	—
Purchase Obligations (1)	1.0	0.9	0.1	—	—
Other (2)	2.6	—	—	—	2.6
	$86.6	$5.5	$17.4	$28.8	$34.9

(1)    Includes obligations for the purchase of plants and raw materials by Imperial and for master planning of Griffin Land’s industrial properties.

(2)    Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

In the near-term, Griffin plans to continue to invest in its real estate business, including expenditures to build out interiors of its buildings as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of properties outside of the Hartford, Connecticut market.  Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of Griffin Land’s currently vacant space is leased.  Griffin Land may commence speculative construction of a building on the undeveloped Lehigh Valley land that was acquired in 2010 if management believes that such development would be sufficiently profitable.  Griffin Land may also commence construction of a new building on any of its undeveloped land if it is able to secure a tenant for a build-to-suit facility.

As of May 28, 2011, Griffin had cash and cash equivalents of approximately $3.8 million.  Management believes that its cash and cash equivalents and borrowing capacity under the 2011 Credit Line will be sufficient to meet Griffin’s liquidity needs over the next twelve months.  Over the long-term, management believes that in addition to its cash and cash equivalents, borrowing capacity under the 2011 Credit Line, cash generated from operations, including property sales, and proceeds from other nonrecourse mortgage placements on its properties would be sufficient to meet Griffin’s seasonal working capital needs, the continued investment in Griffin’s real estate assets and payment of quarterly dividends on its common stock.  Griffin Land’s real estate portfolio currently includes six buildings aggregating approximately 720,000 square feet that are not mortgaged.  Griffin also expects to continue to seek to purchase either or both land and buildings in markets principally outside of the Hartford, Connecticut area.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of currently vacant space, construction of additional facilities in the real estate business, the completion of property sales currently under agreement, the ability to obtain additional mortgage financing, development of the 51 acre land parcel in the Lehigh Valley that was acquired in 2010, expected receipt of additional insurance proceeds and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  As of May 28, 2011, Griffin had $20.0 million of variable rate debt outstanding, for which Griffin had entered into interest rate swap agreements which effectively fix the interest rate on that debt.  There were no other variable rate borrowings outstanding as of May 28, 2011.

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

As required by SEC Rule 13a-15(b), Griffin carried out an evaluation, under the supervision and with the participation of Griffin’s management, including Griffin’s Chief Executive Officer and Griffin’s Chief Financial Officer, of the effectiveness of Griffin’s disclosure controls and procedures as of the end of the fiscal period covered by this report.  Based on the foregoing, Griffin’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective at the reasonable assurance level.

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

10.45 *	Revolving Line of Credit Loan Agreement with Doral Bank, FSB dated April 28, 2011

10.46 *	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee

10.47 *	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: July 7, 2011	Frederick M. Danziger
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: July 7, 2011	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer