Form 10-Q
period 2011-08-27
GRIFFIN LAND & NURSERIES INC
filed 2011-10-06
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 27, 2011

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

Number of shares of Common Stock outstanding at September 30, 2011: 5,134,204

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I                  FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Rental revenue and property sales	$5,452	$4,912	$15,111	$14,062
Landscape nursery net sales and other revenue	2,969	2,620	12,414	13,767
Total revenue	8,421	7,532	27,525	27,829

Costs related to rental revenue and property sales	3,258	3,126	10,157	9,790
Costs of landscape nursery sales and other revenue	2,843	3,381	11,759	13,320
Total costs of goods sold and costs related to rental revenue and property sales	6,101	6,507	21,916	23,110

Gross profit	2,320	1,025	5,609	4,719

Selling, general and administrative expenses	2,007	2,071	7,833	7,957
Gain on insurance recovery	—	—	(200)	—
Operating profit (loss)	313	(1,046)	(2,024)	(3,238)
Interest expense	(1,061)	(1,173)	(3,193)	(3,355)
Investment income	14	20	105	194
Loss before income tax benefit	(734)	(2,199)	(5,112)	(6,399)
Income tax benefit	306	886	1,926	2,457
Net loss	$(428)	$(1,313)	$(3,186)	$(3,942)

Basic net loss per common share	$(0.08)	$(0.26)	$(0.62)	$(0.77)

Diluted net loss per common share	$(0.08)	$(0.26)	$(0.62)	$(0.77)

See Notes to Consolidated Financial Statements.

GRIFFIN  LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	August 27, 2011	November 27, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$5,517	$9,260
Accounts receivable, less allowance of $158 and $148	2,563	1,673
Inventories, net	14,830	15,528
Deferred income taxes	405	439
Other current assets	4,751	4,235
Total current assets	28,066	31,135
Real estate held for sale or lease, net	129,141	132,038
Available-for-sale securities - Investment in Centaur Media plc	3,412	5,102
Property and equipment, net	2,288	2,363
Deferred income taxes	4,000	1,142
Other assets	11,184	11,371
Total assets	$178,091	$183,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$8,576	$1,742
Accounts payable and accrued liabilities	4,241	3,587
Deferred revenue	1,844	1,406
Total current liabilities	14,661	6,735
Long-term debt	53,198	61,295
Other noncurrent liabilities	6,908	6,054
Total liabilities	74,767	74,084

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,521,170 and 5,510,503 shares issued, respectively, and 5,134,204 and 5,123,537 shares outstanding, respectively	55	55
Additional paid-in capital	106,253	105,620
Retained earnings	11,086	15,811
Accumulated other comprehensive (loss) income, net of tax	(644)	1,007
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)
Total stockholders’ equity	103,324	109,067
Total liabilities and stockholders’ equity	$178,091	$183,151

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Thirty-Nine Weeks Ended August 27, 2011 and August 28, 2010

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Loss
Balance at November 28, 2009	5,479,402	$55	$104,849	$22,342	$926	$(13,426)	$114,746

Exercise of stock options	15,000	—	170	—	—	—	170

Stock-based compensation expense	—	—	285	—	—	—	285

Dividends declared, $0.30 per share	—	—	—	(1,531)	—	—	(1,531)

Net loss	—	—	—	(3,942)	—	—	(3,942)	$(3,942)

Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(676)	—	(676)	(676)

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(567)	—	(567)	(567)

Balance at August 28, 2010	5,494,402	$55	$105,304	$16,869	$(317)	$(13,426)	$108,485	$(5,185)

Balance at November 27, 2010	5,510,503	$55	$105,620	$15,811	$1,007	$(13,426)	$109,067

Exercise of stock options	10,667	—	186	—	—	—	186

Stock-based compensation expense	—	—	447	—	—	—	447

Dividends declared, $0.30 per share	—	—	—	(1,539)	—	—	(1,539)

Net loss	—	—	—	(3,186)	—	—	(3,186)	$(3,186)

Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(553)	—	(553)	(553)

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(1,098)	—	(1,098)	(1,098)

Balance at August 27, 2011	5,521,170	$55	$106,253	$11,086	$(644)	$(13,426)	$103,324	$(4,837)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 39 Weeks Ended,
	August 27, 2011	August 28, 2010
Operating activities:
Net loss	$(3,186)	$(3,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,113	5,289
Deferred income taxes	(1,907)	(2,126)
Provision for inventory losses	700	—
Stock-based compensation expense	447	285
Gain on sale of properties	(348)	—
Amortization of debt issuance costs	202	208
Provision (credit) for bad debts	28	(31)
Income from equity investment	(6)	(2)
Changes in assets and liabilities:
Short-term investments	—	454
Accounts receivable	(918)	472
Inventories	(2)	4,634
Other current assets	(516)	(671)
Accounts payable and accrued liabilities	515	453
Deferred revenue	228	417
Other noncurrent assets and noncurrent liabilities, net	(121)	(1,353)
Net cash provided by operating activities	229	4,087

Investing activities:
Additions to real estate held for sale or lease	(1,216)	(3,835)
Proceeds from sale of properties, net of expenses	374	—
Additions to property and equipment	(215)	(96)
Building acquisition	—	(5,440)
Net cash used in investing activities	(1,057)	(9,371)

Financing activities:
Dividends paid to stockholders	(1,538)	(1,530)
Payments of debt	(1,301)	(1,166)
Debt issuance costs	(262)	(100)
Exercise of stock options	186	170
Proceeds from debt	—	4,524
Net cash (used in) provided by financing activities	(2,915)	1,898
Net decrease in cash and cash equivalents	(3,743)	(3,386)
Cash and cash equivalents at beginning of period	9,260	9,149
Cash and cash equivalents at end of period	$5,517	$5,763

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

Griffin is a party to two interest rate swap agreements to hedge its interest rate exposures.  Griffin does not use derivatives for speculative purposes.  Griffin applied FASB ASC 815-10, “Derivatives and Hedging,” as amended (“ASC 815-10”), which establishes accounting and reporting standards for derivative instruments and hedging activities.  ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet.

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

The results of operations for the thirteen weeks ended August 27, 2011 (the “2011 third quarter”) and the thirty-nine weeks ended August 27, 2011 (the “2011 nine month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended August 28, 2010 is referred to herein as the “2010 third quarter” and the thirty-nine weeks ended August 28, 2010 is referred to herein as the “2010 nine month period.”

Certain amounts from the prior year have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures,” which requires new disclosures and provides clarification of existing disclosures about fair value measurements.  More specifically, this update requires: (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The update was effective for Griffin in the 2011 second quarter, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements will be effective for Griffin in fiscal 2012.  The adoption of this guidance did not have a material impact on Griffin’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement,” which aligns disclosures related to fair value between U.S. GAAP and International Financial Reporting Standards.  The standards update includes changes to the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and changes to the disclosure of information about fair value measurements.  More specifically, the changes clarify the intent of the FASB regarding the application of existing fair value measurements and disclosures as well as changing some particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.   This update will be effective for Griffin in the 2012 second quarter.  Griffin is evaluating the impact that the application of this update will have on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income,” which amends the presentation of comprehensive income and facilitates the convergence of U.S. GAAP and International Financial Reporting Standards.  The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  This new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance will be effective for Griffin in the 2012 second quarter.  The adoption of this guidance will affect the presentation of the Consolidated Statements of Operations and the Consolidated Statements of Changes in Shareholders’ Equity but will not have a material effect on Griffin’s financial position or results of operations.

2.               Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the real estate and landscape nursery segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Total net sales and other revenue:
Rental revenue and property sales	$5,452	$4,912	$15,111	$14,062
Landscape nursery net sales and other revenue	2,969	2,620	12,414	13,767
	$8,421	$7,532	$27,525	$27,829
Operating profit (loss):
Real estate	$1,528	$1,136	$2,912	$1,972
Landscape nursery	(683)	(1,507)	(1,803)	(2,257)
Industry segment totals	845	(371)	1,109	(285)
General corporate expense	(532)	(675)	(3,133)	(2,953)
Operating profit (loss)	313	(1,046)	(2,024)	(3,238)
Interest expense	(1,061)	(1,173)	(3,193)	(3,355)
Investment income	14	20	105	194
Loss before income tax benefit	$(734)	$(2,199)	$(5,112)	$(6,399)

	August 27, 2011	November 27, 2010
Identifiable assets:
Real estate	$142,430	$144,458
Landscape nursery	22,780	22,662
Industry segment totals	165,210	167,120
General corporate	12,881	16,031
Total assets	$178,091	$183,151

Revenue of the real estate segment in the 2011 third quarter and 2011 nine month period includes property sales revenue of $400.  The real estate segment had no revenue from property sales in the 2010 nine month period.  Other revenue of the landscape nursery segment includes $117 and $352 in the 2011 third quarter and 2011 nine month period, respectively, from the rental of Imperial’s Florida farm. Other revenue of the landscape nursery segment includes $121 and $365 in the 2010 third quarter and 2010 nine month period, respectively, from the rental of Imperial’s Florida farm.  Imperial shut down operations on its Florida farm in fiscal 2009.

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

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.  As of August 27, 2011 and November 27, 2010, Griffin’s consolidated balance sheets include acquired intangible assets related to the building acquisition in Breinigsville, Pennsylvania.  These assets are comprised of the value of the in-place lease and the associated tenant relationship.  Griffin derived these values at the date of acquisition based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the leasing of vacant space and other data contained in the independent appraisal.  Therefore, Griffin categorized the acquired intangible assets related to this transaction as Level 3 within the fair value hierarchy.

During the 2011 nine month period, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2.  The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	August 27, 2011
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$3,412	$—	$—

Interest rate swap liabilities	$—	$2,359	$—

	November 27, 2010
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$5,102	$—	$—

Interest rate swap liabilities	$—	$1,481	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	August 27, 2011		November 27, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$5,517	$5,517	$9,260	$9,260
Available-for-sale securities	3,412	3,412	5,102	5,102

Financial liabilities:
Revolving line of credit	—	—	—	—
Mortgage debt	61,722	64,429	62,999	65,277
Interest rate swaps	2,359	2,359	1,481	1,481

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

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Real estate held for lease	$—	$5,381	$—

Intangible assets	$—	$—	$1,019

4.               Inventories

Inventories consist of:

	August 27, 2011	November 27, 2010
Nursery stock	$13,944	$14,347
Materials and supplies	886	1,181
	$14,830	$15,528

In the 2011 nine month period, a charge of $700 is included in costs of landscape nursery sales for excess plant losses and to increase inventory reserves for plants that became unsaleable or will be sold below cost as seconds.  The charge reflects $300 for plants lost due to the collapse, from snow load during this past winter, of some of Imperial’s hoop houses in which the plants were stored, $300 to reserve for unsaleable inventories and plants expected to be sold below cost as seconds and $100 for plant losses due to disease issues.

In the 2010 nine month period, a charge of $1,000 is included in cost of landscape nursery sales for plant losses that resulted from changes in plant fertilization methods made in fiscal 2010.  Those changes were made to improve plant quality and reduce growing costs.  However, the extremely hot and dry weather during the 2010 summer combined with the additional fertilizer applied to the inventory negatively affected certain plant varieties, particularly rhododendron and certain other broadleaf evergreens.

5.               Real Estate Assets

On January 8, 2010, Griffin Land closed on the purchase of a 120,000 square foot industrial building in Breinigsville, Pennsylvania.  Griffin Land paid $6.4 million in cash for the building, including approximately $1.0 million paid as a deposit in the 2009 fourth quarter.  The building is located in a major industrial area of Pennsylvania’s Lehigh Valley and was under a full building lease to Olympus Corporation of the Americas (“Olympus”) at the time of the acquisition.  Griffin Land incurred approximately $0.3 million of acquisition costs on the purchase of this building, which are included in selling, general and administrative expenses on Griffin’s consolidated statement of operations in the 2010 nine month period.  Subsequent to the purchase of this building, Griffin Land completed a lease amendment with Olympus that extended the lease term through 2025.  On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage on this building (see Note 8).  This was Griffin Land’s first real estate purchase outside of the Hartford, Connecticut market, where Griffin Land’s core real estate holdings are located.

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

Real estate held for sale or lease consists of:

	Estimated	August 27, 2011
	Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,610	$10,964	$12,574
Land improvements	10 to 30 years	638	13,408	14,046
Buildings and improvements	10 to 40 years	—	128,729	128,729
Tenant improvements	Shorter of useful life or terms of related lease	—	14,083	14,083
Development costs		7,100	5,021	12,121
		9,348	172,205	181,553
Accumulated depreciation		—	(52,412)	(52,412)
		$9,348	$119,793	$129,141

	Estimated	November 27, 2010
	Useful Lives	Held for Sale	Held for Lease	Total
Land		$1,625	$10,953	$12,578
Land improvements	10 to 30 years	691	13,316	14,007
Buildings and improvements	10 to 40 years	—	128,437	128,437
Tenant improvements	Shorter of useful life or terms of related lease	—	13,922	13,922
Development costs		6,798	4,461	11,259
		9,114	171,089	180,203
Accumulated depreciation		—	(48,165)	(48,165)
		$9,114	$122,924	$132,038

Included in real estate held for lease as of August 27, 2011 and November 27, 2010 was $2,230 and $2,458, respectively, reflecting the net book value of Imperial’s Florida farm that was shut down in fiscal 2009 and is being leased to another landscape nursery grower.

Total depreciation expense related to real estate held for sale or lease was $1,395 and $1,451 in the 2011 and 2010 third quarters, respectively, and $4,247 and $4,388 in the 2011 and 2010 nine month periods, respectively.  There was $13 of capitalized interest in the 2011 third quarter and nine month period.  There was no capitalized interest in the 2010 nine month period.

6.               Investments

Short-Term Investments

In the 2010 nine month period, Griffin sold its remaining short-term investments.  Griffin’s short-term investments were comprised of debt securities and were accounted for as trading securities under FASB ASC 320-10, “Investments - Debt and Equity Securities” (“ASC 320-10”).  Accordingly, the securities were recorded at their fair values based upon quoted market prices at the balance sheet date and net realized and unrealized gains and losses on those investments were included in investment income on Griffin’s consolidated statements of operations.  Investment income in the 2011 and 2010 nine month periods consists solely of interest and dividend income.

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

As of August 27, 2011, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $735 and $3,412, respectively.  As of November 27, 2010, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $2,425 and $5,102, respectively.

7.               Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	August 27, 2011	November 27, 2010
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,842	1,842
Machinery and equipment	3 to 20 years	12,102	11,849
		15,942	15,689
Accumulated depreciation		(13,654)	(13,326)
		$2,288	$2,363

In the 2011 first quarter, as a result of winter storms, some of Imperial’s hoop houses collapsed and a portion of the plants stored in the damaged hoop houses became unsaleable.  There was no charge to earnings for the damaged hoop houses because they were fully depreciated prior to the start of fiscal 2011.  A gain on insurance recovery of $200 related to insurance proceeds received for the damaged hoop houses is included in Griffin’s 2011 nine month consolidated statement of operations.  Imperial continues to work with its insurance carrier to obtain additional recoveries for the losses incurred, and while Imperial believes that additional recoveries are likely to be received, they are not assured at this time.  Additional gain from insurance recoveries would be recorded when it becomes probable that such additional proceeds will be received (see Note 10).

Griffin incurred capital lease obligations of $38 in the 2011 nine month period.  Griffin did not incur any new capital lease obligations in the 2010 nine month period.

8.               Long-Term Debt

Long-term debt includes:

	August 27, 2011	November 27, 2010
Nonrecourse mortgages:
6.08%, due January 1, 2013	$7,009	$7,190
6.30%, due May 1, 2014	510	635
5.73%, due July 1, 2015	19,490	19,758
8.13%, due April 1, 2016	4,332	4,547
7.0%, due October 1, 2017	6,290	6,444
Variable rate mortgage, due February 1, 2019*	11,684	11,845
Variable rate mortgage, due July 1, 2019*	8,226	8,333
5.25%, due January 28, 2020	4,181	4,247
Total nonrecourse mortgages	61,722	62,999
Revolving line of credit	—	—
Capital leases	52	38
Total	61,774	63,037
Less: current portion	(8,576)	(1,742)
Total long-term debt	$53,198	$61,295

* Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

On April 28, 2011, Griffin closed on a new $12.5 million revolving line of credit (the “2011 Credit Line”) with Doral Bank.  This 2011 Credit Line replaced the $10 million revolving line of credit with Doral Bank that was originally scheduled to expire on March 1, 2011, but was extended until the 2011 Credit Line was completed.  The 2011 Credit Line has a two year term with a company option for a third year and interest at the higher of prime plus 1.5% or 5.875%.  The 2011 Credit Line is collateralized by the same properties that collateralized the expired revolving line of credit plus a 40,000 square foot office building in Griffin Center South that was unencumbered.  In the 2011 nine month period, there were no outstanding borrowings under the $10 million revolving line of credit that expired during the period or under the new 2011 Credit Line.

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

Through January 31, 2010, the variable rate mortgage due February 1, 2019 with Berkshire Bank (the “Berkshire Bank Loan”) functioned as a construction loan, with Griffin Land drawing funds as construction progressed on a new warehouse in New England Tradeport (“Tradeport”), Griffin Land’s industrial park in Windsor and East Granby, Connecticut.  The interest rate during the construction period of the loan was the greater of 2.75% above the thirty day LIBOR rate or 4%.  Payments during that period were for interest only.  On February 1, 2010, the Berkshire Bank Loan converted to a nine-year nonrecourse mortgage collateralized by the new warehouse facility, with monthly payments of principal and interest starting on March 1, 2010, based on a twenty-five year amortization schedule.  At the time Griffin closed the Berkshire Bank Loan, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $12 million at inception to fix the interest rate at 6.35% for the final nine years of the loan.  Payments under the swap agreement commenced on March 1, 2010 and will continue monthly until February 1, 2019, which is also the termination date of the Berkshire Bank Loan.

Griffin is also party to an interest rate swap agreement related to its nonrecourse mortgage, due on July 1, 2019, on four industrial buildings in Tradeport.   Griffin accounts for both of its interest rate swap agreements as effective cash flow hedges (see Note 3).  No ineffectiveness on the cash flow hedges was recognized as of August 27, 2011 and none is anticipated over the term of the agreements.  Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  Neither of the interest rate swap agreements contains any credit risk related contingent features.  In the 2011 and 2010 nine month periods, Griffin recognized losses on its interest rate swap agreements of $878 and $1,073, respectively, (included in other comprehensive income), before taxes.  In the 2011 third quarter and 2011 nine month period, the amounts of loss recognized on the effective portion of the interest rate swap agreements were $170 and $505, respectively.  In the 2010 third quarter and 2010 nine month period, the amounts of loss recognized on the effective portion of the interest rate swap agreements were $166 and $406, respectively.  As of August 27, 2011, $636 is expected to be reclassified over the next twelve months from other comprehensive income to interest expense.  As of August 27, 2011 and November 27, 2010, the fair value of Griffin’s interest rate swap liabilities was $2,359 and $1,481, respectively, and are included in other noncurrent liabilities on Griffin’s consolidated balance sheets.

As of August 27, 2011, the entire balance (approximately $7.0 million) of Griffin’s 6.08% nonrecourse mortgage due January 1, 2013 is included in the current portion of long-term debt.  Griffin has classified this mortgage as current because, for the twelve month period ending December 31, 2011, Griffin expects that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage (the “debt service coverage covenant”) will be less than the 1.25 required under the mortgage.  The debt service coverage covenant for the twelve months ended December 31, 2010 was waived by the bank as Griffin would not have been in compliance at that measurement date.  Griffin currently expects to obtain a waiver from the bank for the debt service coverage covenant for the twelve months ending December 31, 2011, prior to that date, although there can be no such assurance that the bank will grant such a waiver.

9.               Stockholders’ Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010

Net loss as reported for computation of basic and diluted per share results	$(428)	$(1,313)	$(3,186)	$(3,942)

Weighted average shares outstanding for computation of basic and diluted per share results (a)	5,134,000	5,106,000	5,129,000	5,103,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options in the thirteen and thirty-nine weeks ended August 27, 2011 would have been 6,000 and 8,000, respectively. The incremental shares from the assumed exercise of stock options in the thirteen and thirty-nine weeks ended August 28, 2010 would have been 16,000 and 18,000, respectively.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”).  Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.  Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at August 27, 2011 may be exercised as stock appreciation rights.

In the 2011 nine month period, 113,212 stock options were granted by Griffin under the 2009 Stock Option Plan, reflecting 104,500 stock options granted to employees and 8,712 stock options granted to non-employee directors upon their re-election to Griffin’s Board of Directors at the 2011 Annual Meeting of Stockholders.  There were 8,202 stock options issued in the 2010 nine month period to non-employee directors upon their reelection to Griffin’s Board of Directors at the 2010 Annual Meeting of Stockholders.  The fair values of the stock options granted in the 2011 nine month period were $12.88 for 87,500 options, $10.37 for 17,000 options and $12.03 for 8,712 stock options.  The fair value of the stock options granted in the 2010 nine month period was $13.48 each.  The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2011 and 2010 nine month periods were as follows:

	For the 39 Weeks Ended,
	August 27, 2011	August 28, 2010
Expected volatility	42.0% to 43.4%	42.3%
Risk free interest rate	2.06% to 2.81%	3.0%
Expected option term	5 to 8.5 years	8.5 years
Annual dividend yield	$0.40	$0.40

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 39 Weeks Ended,
	August 27, 2011		August 28, 2010
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	45,730	$23.18	71,133	$17.61
Exercised	(10,667)	$17.45	(15,000)	$11.34
Vested	19,012	$31.06	5,698	$32.84
Outstanding at end of period	54,075	$27.08	61,831	$20.53

Range of Exercise Prices for Vested Options	Outstanding at August 27, 2011	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$11.00-$18.00	12,098	$13.22	1.1	$159	$74
$24.00-$32.00	25,211	$28.60	8.1	7	358
$34.00-$39.00	16,766	$34.80	6.4	—	273
	54,075	$27.08	6.0	$166	$705

	For the 39 Weeks Ended,
	August 27, 2011		August 28, 2010
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	103,881	$32.56	101,377	$32.84
Granted	113,212	$28.68	8,202	$29.25
Vested	(19,012)	$31.06	(5,698)	$32.84
Nonvested at end of period	198,081	$30.48	103,881	$32.56

Range of Exercise Prices for Nonvested Options	Outstanding at August 27, 2011	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$27.00-$30.00	121,414	$28.71	9.4	$—	$1,518
$33.00-$35.00	76,667	$33.28	7.2	—	1,064
	198,081	$30.48	8.5	$—	$2,582

Number of option holders at August 27, 2011	19

Compensation expense for stock options recognized in the 2011 third quarter and 2011 nine month period was $170 and $447, respectively, with related tax benefits of $40 and $111, respectively.  Compensation expense for stock options recognized in the 2010 third quarter and 2010 nine month period was $99 and $285, respectively, with related tax benefits of $26 and $73, respectively.  As of August 27, 2011, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2011	$160
Fiscal 2012	514
Fiscal 2013	376
Fiscal 2014	199
Fiscal 2015	91
Fiscal 2016	13
$1,353

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income in the 2011 and 2010 nine month periods consist of the following:

	For the 39 Weeks Ended,
	August 27, 2011	August 28, 2010

Balance at beginning of period	$1,007	$926
Decrease in fair value of Centaur Media, net of taxes of ($648) and ($221), respectively	(1,203)	(410)
Increase (decrease) in fair value of Centaur Media due to exchange gain (loss), net of taxes of $56 and ($85), respectively	105	(157)
Decrease in fair value of cash flow hedges, net of taxes of ($325) and ($397), respectively	(553)	(676)
Balance at end of period	$(644)	$(317)

Accumulated other comprehensive income is comprised of the following:

	August 27, 2011	November 27, 2010
Unrealized gain on investment in Centaur Media	$524	$1,622
Unrealized loss on cash flow hedges	(1,487)	(934)
Actuarial gain on postretirement benefits plan	319	319
	$(644)	$1,007

Cash Dividend

In both the 2011 and 2010 nine month periods, Griffin declared three cash dividends of $0.10 per common share each.

10.         Supplemental Financial Statement Information

Gain on Insurance Recovery

In the 2011 nine month period, snow load from winter storms caused the collapse of some of Imperial’s hoop houses and some of the plants stored in the hoop houses to become unsaleable.  A charge of $300 is included in costs of landscape nursery sales in the 2011 nine month period to reserve for the book value of inventory that became unsaleable.  There was no charge to earnings related to the damage to the hoop houses because they were fully depreciated prior to fiscal 2011.  Initial insurance proceeds of $200, related to the hoop house damage, have been received and are reflected as a gain on insurance recovery on the 2011 nine month consolidated statement of operations.   Imperial continues to work with its insurance carrier to obtain additional recoveries for the losses incurred, and while Imperial believes that additional recoveries are likely to be received, they are not assured at this time.  Additional gain from insurance recoveries would be recorded when it becomes probable that such additional insurance proceeds will be received (see Note 7).

Supplemental Cash Flow Information

Decreases of $1,690 and $873, respectively, in the 2011 and 2010 nine month periods in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at August 27, 2011 and November 27, 2010 were $332 and $194, respectively, for additions to real estate held for sale or lease.  Accounts payable and accrued liabilities related to additions to real estate held for sale or lease increased by $138 in the 2011 nine month period and decreased by $124 in the 2010 nine month period.

As of August 27, 2011, included in Griffin’s accrued liabilities is a dividend payable of $513 reflecting a dividend on Griffin’s common stock declared prior to the end of the 2011 third quarter that was paid subsequent to the end of Griffin’s 2011 third quarter.  As of November 27, 2010, Griffin’s accrued liabilities included $512 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2010 and paid in the 2011 first quarter.

Interest payments, net of capitalized interest, were $970 and $1,052 in the 2011 and 2010 third quarters, respectively, and $2,993 and $3,026 in the 2011 and 2010 nine month periods, respectively.

Income Taxes

Griffin’s effective income tax benefit rate was 37.7% in the 2011 nine month period as compared to 38.4% in the 2010 nine month period.  The effective tax benefit rate used in the 2011 nine month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Increases to deferred tax assets of $592 and $306, respectively, in the 2011 and 2010 nine month periods relate to the mark to market adjustment on Griffin’s investment in Centaur Media.  Increases to deferred tax assets of $325 and $397 in the 2011 and 2010 nine month periods, respectively, relate to the fair value adjustment of Griffin’s cash flow hedges.  These increases in deferred tax assets are reflected in Griffin’s total comprehensive loss for the 2011 and 2010 nine month periods.

As of August 27, 2011, Griffin’s consolidated balance sheet includes a net current deferred tax asset of $405 and a net noncurrent deferred tax asset of $4,000.  Although Griffin has incurred pretax losses for the fiscal years ended November 29, 2008, November 28, 2009 and November 27, 2010, management has concluded that a valuation allowance against those net deferred tax assets is not required, because management believes it is more likely than not that these deferred tax assets will be realized.

Griffin’s fiscal 2009 federal income tax return has been examined by the Internal Revenue Service and the return was accepted as filed.   Examinations of Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns and Griffin’s fiscal 2007 Connecticut state income tax return are currently being performed.

Postretirement Benefits

Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its retirees. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin’s consolidated balance sheets. Griffin’s postretirement benefits program is unfunded, with benefits to be paid from Griffin’s general assets.  Griffin’s contributions to its postretirement benefits program were $1 and $2, respectively, in the 2011 and 2010 nine month periods with an expected contribution of $1 for the fiscal 2011 full year.  The components of Griffin’s postretirement benefits expense are immaterial for all periods presented.

11.         Commitments and Contingencies

As of August 27, 2011, Griffin had committed purchase obligations of $2.9 million, principally for site work and required offsite improvements on the 51 acre parcel of undeveloped land in the Lehigh Valley that was acquired in 2010 and for the purchase of plants and raw materials by Imperial.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, the recoverability of its accounts receivable and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The significant accounting estimates used by Griffin in preparation of its financial statements for the thirteen and thirty-nine weeks ended August 27, 2011 are consistent with those used by Griffin to prepare its fiscal 2010 financial statements.

Summary

Griffin incurred a net loss of approximately $0.4 million in the thirteen weeks ended August 27, 2011 (the “2011 third quarter”) as compared to a net loss of approximately $1.3 million in the thirteen weeks ended August 28, 2010 (the “2010 third quarter”).  The lower net loss in the 2011 third quarter as compared to the 2010 third quarter reflects an increase in consolidated operating results and lower interest expense, partially offset by a lower income tax benefit in the 2011 third quarter.  Griffin’s improved consolidated operating results in the 2011 third quarter as compared to the 2010 third quarter reflects an increase of approximately $0.4 million in operating profit at Griffin Land, a decrease of approximately $0.8 million in the operating loss incurred by Imperial and a decrease of approximately $0.2 million in general corporate expense.  The higher operating profit at Griffin Land in the 2011 third quarter was principally due to the gain on a property sale that closed in the 2011 third quarter.  There were no property sales in the 2010 third quarter.  The lower operating loss at Imperial in the 2011 third quarter was principally due to lower charges for unsaleable inventories in the 2011 third quarter than the 2010 third quarter.  The lower general corporate expense in the 2011 third quarter principally reflects lower expense for Griffin’s non-qualified deferred compensation plan.  The lower interest expense in the 2011 third quarter reflects lower outstanding debt in the 2011 third quarter.   The lower income tax benefit in the 2011 third quarter reflects the lower pretax loss in the 2011 third quarter.

Griffin incurred a net loss of approximately $3.2 million for the thirty-nine weeks ended August 27, 2011 (the “2011 nine month period”) as compared to a net loss of approximately $3.9 million for the thirty-nine weeks ended August 28, 2010 (the “2010 nine month period”).  The lower net loss in the 2011 nine month period as compared to the 2010 nine month period principally reflects a lower consolidated operating loss and lower interest expense, partially offset by lower investment income and a lower income tax benefit.  Griffin’s lower consolidated operating loss in the 2011 nine month period as compared to the 2010 nine month period reflects an increase of approximately $0.9 million in operating profit at Griffin Land and a decrease of approximately $0.5 million in the operating loss incurred by Imperial, partially offset by an increase of approximately $0.2 million in general corporate expense.  The higher operating profit at Griffin Land in the 2011 nine month period principally reflects the gain on a property sale that closed in the 2011 third quarter and higher rental revenue from its leasing operations.  There were no property sales in the 2010 nine month period.  The lower operating loss incurred by Imperial principally reflects lower charges for unsaleable inventories and a gain on insurance recovery in the 2011 nine month period. The higher general corporate expense in the 2011 nine month period principally reflects higher expense for Griffin’s non-qualified deferred compensation plan and higher stock option expense.  The lower investment income in the 2011 nine month period principally reflects the timing of dividend income from Centaur.  The lower interest expense in the 2011 nine month period reflects lower outstanding debt in the 2011 nine month period.   The lower income tax benefit in the 2011 nine month period reflects the lower pretax loss in the 2011 nine month period.

Results of Operations

Thirteen Weeks Ended August 27, 2011 Compared to the Thirteen Weeks Ended August 28, 2010

Griffin’s consolidated total revenue increased from approximately $7.5 million in the 2010 third quarter to approximately $8.4 million in the 2011 third quarter.  The net increase of approximately $0.9 million reflects an increase of approximately $0.4 million in revenue at Imperial, and an increase of approximately $0.5 million in revenue at Griffin Land.

Total revenue at Griffin Land increased from approximately $4.9 million in the 2010 third quarter to $5.4 million in the 2011 third quarter.  The increase of approximately $0.5 million was due to revenue of $0.4 million from a property sale that closed in the 2011 third quarter (there were no property sales in the 2010 third quarter) and a net increase in rental revenue of approximately $0.1 million.  The net increase in rental revenue reflects: (a) approximately $0.2 million of rental revenue from space under lease for the entire 2011 third quarter as compared to that space being vacant in the 2010 third quarter or under lease for only a portion of the 2010 third quarter; and (b) rental revenue of $0.1 million in connection with an agreement to terminate early a tenant’s lease of approximately 10,000 square feet of industrial space; partially offset by (c) an approximately $0.2 million reduction in rental revenue as a result of leases that expired subsequent to the 2010 third quarter and were not renewed.  The 10,000 square feet of industrial space that was vacated in connection with the lease terminated early was leased to a new tenant immediately upon the termination of the existing lease.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of August 27, 2011	2,540,000	2,031,000	80%
As of November 27, 2010	2,540,000	2,029,000	80%
As of August 28, 2010	2,540,000	2,081,000	82%

The slight increase in square footage leased as of August 27, 2011 as compared to November 27, 2010 reflects a new lease for approximately 11,000 square feet of previously vacant office/flex space that was completed in the 2011 nine month period, partially offset by a reduction of approximately 9,000 square feet of office space under a lease that had been for an entire approximately 23,000 square foot building in Griffin Center South.  That tenant remains in approximately 14,000 square feet in that building on a month-to-month basis.  Through the first nine months of fiscal 2011, Griffin Land renewed several leases of industrial space aggregating approximately 207,000 square feet and two leases of office/flex space aggregating approximately 19,000 square feet, although one of the lease renewals for office/flex space will result in a reduction of approximately 5,000 square feet under that lease in the near future.  Subsequent to the end of the 2011 third quarter, Griffin Land completed a lease amendment to extend for two years a lease of 15,000 square feet of flex space. All of the leases that were renewed were scheduled to expire this year, except for leases of approximately 23,000 square feet of industrial space and approximately 9,000 square feet of office/flex space that were scheduled to expire in 2012.  Griffin Land also expects to complete a lease for approximately 18,000 square feet of currently vacant office space in the fourth quarter.  Market activity for industrial and office/flex space had been slow over the past two years, but earlier this year, Griffin Land had an increase in market activity, as evidenced by an increase in requests for proposals, particularly for office/flex space, from prospective tenants.  This increase in market activity has not yet resulted in significant new leasing, and there is no guarantee that the increase in market activity will ultimately result in the signing of new leases for currently vacant office/flex or industrial space.

Griffin Land had property sales revenue of $0.4 million in the 2011 third quarter from the sale of approximately ten acres of undeveloped land in Southwick, Massachusetts that closed in the 2011 third quarter.  Griffin Land had no property sales revenue in the 2010 third quarter.  Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial increased from approximately $2.6 million in the 2010 third quarter to approximately $3.0 million in the 2011 third quarter.  The higher net sales in the 2011 third quarter as compared to the 2010 third quarter principally reflects a 39% increase in unit sales volume and improved pricing in the 2011 third quarter as compared to the 2010 third quarter.  The large percentage increase in unit sales volume was substantially offset by selling, on average, smaller size units in the 2011 third quarter as compared to the 2010 third quarter.  When factoring in the size of units sold, the increase in unit sales volume in the 2011 third quarter over the 2010 third quarter was 12%.  The selling of smaller size plants is consistent with a change in product mix by Imperial that continued the trend from the spring, reflecting an increase in smaller size plants with longer bloom times that provide more color, such as perennials, and a decrease in larger size plants, particularly rhododendron.  The changes in product mix were made to bring Imperial’s inventory level and plant varieties offered for sale more in line with expected demand, particularly for the garden center customer segment, which generally has more favorable gross margins on sales as compared to sales made to other customer segments.  Net sales to Imperial’s garden center customer segment increased from 53% in the 2010 third quarter to 60% in the 2011 third quarter.

Griffin’s consolidated operating profit, including general corporate expense, was $0.3 million in the 2011 third quarter, as compared to a consolidated operating loss, including general corporate expense, of approximately $1.0 million in the 2010 third quarter.  Imperial had an operating loss of approximately $0.7 million in the 2011 third quarter as compared to an operating loss of approximately $1.5 million in the 2010 third quarter.  Griffin Land’s operating profit was approximately $1.5 million in the 2011 third quarter as compared to approximately $1.1 million in the 2010 third quarter.  Griffin’s general corporate expense decreased to approximately $0.5 million in the 2011 third quarter from approximately $0.7 million in the 2010 third quarter.

Operating profit at Griffin Land in the 2011 and 2010 third quarters were as follows:

	2011	2010
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Rental revenue	$5,052	$4,912
Costs related to rental revenue excluding depreciation and amortization expense (a)	(1,686)	(1,569)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	3,366	3,343
Revenue from property sales	400	—
Costs related to property sales	(52)	—
Gain from property sales	348	—
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	3,714	3,343
General and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses (a)	(662)	(644)
Acquisition expenses	—	—
Total general and administrative expenses excluding depreciation and amortization expense (a)	(662)	(644)
Profit before depreciation and amortization expense (a)	3,052	2,699
Depreciation and amortization expense related to costs of rental revenue	(1,520)	(1,557)
Depreciation and amortization expense - other	(4)	(6)
Operating profit	$1,528	$1,136

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

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense was essentially unchanged in the 2011 third quarter as compared to the 2010 third quarter.  The net increase of approximately $0.1 million in rental revenue was offset by a net increase of approximately $0.1 million in costs related to rental revenue excluding depreciation and amortization expense.  The increase in costs related to rental revenue excluding depreciation and amortization expenses reflects small increases across all of Griffin Land’s properties.  Griffin Land’s general and administrative expenses were essentially unchanged in the 2011 third quarter as compared to the 2010 third quarter.  An increase in salaries and benefits expense of less than $0.1 million was offset by a decrease in general and administrative expenses of an approximately equal amount.  Depreciation and amortization expense at Griffin Land decreased slightly in the 2011 third quarter as compared to the 2010 third quarter, due principally to certain tenant improvements becoming fully depreciated.

Imperial’s operating losses in the 2011 and 2010 third quarters were as follows:

	2011	2010
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Net sales and other revenue	$2,969	$2,620
Cost of goods sold	2,843	3,381
Gross profit (loss)	126	(761)
Selling, general and administrative expenses	(809)	(746)
Operating loss	$(683)	$(1,507)

The lower operating loss at Imperial in the 2011 third quarter as compared to the 2010 third quarter principally reflects an increase of approximately $0.9 million in gross profit, partially offset by an increase of approximately $0.1 million in selling, general and administrative expenses.  The increase in gross profit reflects: (a) a $0.7 million decrease in charges for plant losses and a lower increase to reserves for unsaleable inventories in the 2011 third quarter as compared to the 2010 third quarter; and (b) approximately $0.2 million principally from improved gross margins on sales from Imperial’s Connecticut farm.  The 2011 third quarter included a charge of $0.3 million to increase inventory reserves for unsaleable plants and plants expected to be sold below cost as seconds, as compared to a charge of $1.0 million in the 2010 third quarter for plant losses that resulted from changes in plant fertilization methods made in 2010.  Those changes were made to improve plant quality and reduce growing costs, however, the extremely hot and dry weather during the 2010 summer combined with the additional fertilizer negatively affected certain plant varieties.  The gross margin on sales from Imperial’s Connecticut farm (excluding the effect of the inventory charges in each period) increased from 4.7% in the 2010 third quarter to 10.7% in the 2011 third quarter, reflecting the improved pricing (discussed above) in the 2011 third quarter over the 2010 third quarter.  Imperial’s selling, general and administrative expenses were slightly higher in the 2011 third quarter as compared to the 2010 third quarter due principally to higher commission expenses as a result of the higher sales.

Griffin’s general corporate expense decreased from approximately $0.7 million in the 2010 third quarter to approximately $0.5 million in the 2011 third quarter, principally due to a decrease in expense for Griffin’s non-qualified deferred compensation plan.  The lower expense of the non-qualified deferred compensation plan reflects lower general stock market performance in the 2011 third quarter as compared to the 2010 third quarter, which is reflected in the value of participants’ balances.

Griffin’s consolidated interest expense decreased from approximately $1.2 million in the 2010 third quarter to approximately $1.1 million in the 2011 third quarter.  The lower interest expense reflects Griffin’s average outstanding debt being approximately $62.0 million in the 2011 third quarter as compared to approximately $66.2 million in the 2010 third quarter.  The lower average debt principally reflects there not being any borrowings outstanding under Griffin’s revolving line of credit in the 2011 third quarter as compared to $2.5 million of borrowings outstanding under Griffin’s revolving line of credit during the 2010 third quarter and lower balances on Griffin Land’s nonrecourse mortgages in the 2011 third quarter as compared to the 2010 third quarter, reflecting the payment of mortgage principal since the end of the 2010 third quarter.

Griffin’s effective income tax benefit rate was 41.7% in the 2011 third quarter as compared to 40.3% in the 2010 third quarter.  The higher effective income tax benefit rate in the 2011 third quarter is due to the effect of changes in state income taxes.  The effective income tax benefit rate for the 2011 third quarter is based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective income tax benefit rate may change.

Thirty-Nine Weeks Ended August 27, 2011 Compared to the Thirty-Nine Weeks Ended August 28, 2010

Griffin’s consolidated total revenue decreased from approximately $27.8 million in the 2010 nine month period to approximately $27.5 million in the 2011 nine month period.   The net decrease of approximately $0.3 million reflects a decrease of approximately $1.4 million in revenue at Imperial, partially offset by an increase of approximately $1.0 million in revenue at Griffin Land.

Total revenue at Griffin Land increased from approximately $14.1 million in the 2010 nine month period to approximately $15.1 million in the 2011 nine month period due to an increase of approximately $0.6 million in rental revenue and $0.4 million of revenue from a property sale that closed in the 2011 nine month period.  There were no property sales in the 2010 nine month period. Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.  The increase of approximately $0.6 million in rental revenue, reflects: (a) approximately $1.0 million of rental revenue from space under lease in the 2011 nine month period that was vacant for part or all of the 2010 nine month period; and (b) approximately $0.1 million of rental revenue in connection with an agreement to terminate early a tenant’s lease of approximately 10,000 square feet of industrial space; partially offset by (c) an approximately $0.5 million reduction in rental revenue as a result of leases that expired subsequent to the 2010 nine month period and were not renewed.  The 10,000 square feet of industrial space that was vacated in connection with the lease terminated early was leased to a new tenant immediately upon the termination of the existing lease.

Net sales and other revenue at Imperial decreased from approximately $13.8 million in the 2010 nine month period to approximately $12.4 million in the 2011 nine month period.  The lower net sales in the 2011 nine month period as compared to the 2010 nine month period principally reflects a change in the product mix available for sale in the 2011 nine month period as compared to the 2010 nine month period and a 4% decline in unit sales volume in the 2011 nine month period as compared to the 2010 nine month period.  The change in product mix reflects an increase in smaller size plants with longer bloom times that provide more color, such as perennials, and a decrease in larger size plants, particularly rhododendron.  Additionally, smaller size plants generally have lower selling prices, which is reflected in the decrease in net sales from the 2010 nine month period to the 2011 nine month period.  The changes in product mix were made to bring Imperial’s inventory level and plant varieties offered for sale more in line with expected demand, particularly for the garden center customer segment, which generally has more favorable gross margins on sales as compared to sales made to other customer segments.  The effect on net sales of the decrease in unit sales volume and selling, on average, smaller size plants in the 2011 nine month period as compared to the 2010 nine month period was partially offset by improved pricing in the 2011 nine month period.  Net sales to Imperial’s garden center customer segment increased from 56% in the 2010 nine month period to 63% in the 2011 nine month period.

Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $2.0 million in the 2011 nine month period as compared to a consolidated operating loss, including general corporate expense, of approximately $3.2 million in the 2010 nine month period.  The lower operating loss in the 2011 nine month period principally reflects an increase of approximately $0.9 million in operating profit at Griffin Land and a decrease of approximately $0.5 million in the operating loss incurred by Imperial, partially offset by an increase of approximately $0.2 million in general corporate expense.

Operating profit at Griffin Land in the 2011 and 2010 nine month periods were as follows:

	2011	2010
	Nine Month	Nine Month
	Period	Period
	(amounts in thousands)
Rental revenue	$14,711	$14,062
Costs related to rental revenue excluding depreciation and amortization expense (a)	(5,528)	(5,124)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	9,183	8,938
Revenue from property sales	400	—
Costs related to property sales	(52)	—
Gain from property sales	348	—
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	9,531	8,938
General and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses (a)	(2,028)	(1,980)
Acquisition expenses	—	(301)
Total general and administrative expenses excluding depreciation and amortization expense (a)	(2,028)	(2,281)
Profit before depreciation and amortization expense (a)	7,503	6,657
Depreciation and amortization expense related to costs of rental revenue	(4,577)	(4,666)
Depreciation and amortization expense - other	(14)	(19)
Operating profit	$2,912	$1,972

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

The increase of approximately $0.2 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the approximately $0.6 million increase in rental revenue, partially offset by an increase of approximately $0.4 million in costs related to rental revenue excluding depreciation and amortization expense.  The increase in costs related to rental revenue excluding depreciation and amortization expense principally reflects approximately $0.2 million for higher building maintenance expenses, principally snow removal expenses incurred during the winter months in the early part of the 2011 nine month period, approximately $0.1 million for higher utility expenses and approximately $0.1 million for higher real estate taxes.

Griffin Land’s total general and administrative expenses in the 2011 nine month period decreased by approximately $0.3 million from total general and administrative expenses in the 2010 nine month period due principally to the inclusion in the 2010 nine month period of $0.3 million of acquisition expenses incurred for the purchase of the 120,000 square foot industrial building that closed in January 2010.  Depreciation and amortization expense at Griffin Land decreased by approximately $0.1 million in the 2011 nine month period as compared to the 2010 nine month period, principally due to certain tenant improvements becoming fully depreciated.

Imperial’s operating losses in the 2011 and the 2010 nine month periods were as follows:

	2011	2010
	Nine Month Period	Nine Month Period
	(amounts in thousands)

Net sales and other revenue	$12,414	$13,767
Cost of goods sold	11,759	13,320
Gross profit	655	447
Selling, general and administrative expenses	(2,658)	(2,704)
Gain on insurance recovery	200	—
Operating loss	$(1,803)	$(2,257)

Imperial’s operating loss in the 2011 nine month period was approximately $0.5 million lower than the operating loss incurred in the 2010 nine month period, reflecting an approximate $0.2 million increase in gross profit, a $0.2 million gain on insurance recovery and an approximate $0.1 million decrease in selling, general and administrative expenses.  The increase in gross profit principally reflects: (a) $0.3 million as a result of lower charges for plant losses and a lower increase to reserves for unsaleable plants and plants expected to be sold below cost as seconds; and (b) $0.7 million from improved pricing; partially offset by reductions in gross profit of (c) $0.5 million due to increased costs; and (d) $0.3 million due to lower sales volume.  The lower inventory charge reflects the 2011 nine month period including a charge of $0.7 million for plant losses and to increase inventory reserves as compared to a charge of $1.0 million for plant losses in the 2010 nine month period.  The charge of $0.7 million in the 2011 nine month period reflects: (x) $0.3 million for plants lost due to the collapse, from snow load during this past winter, of some of Imperial’s hoop houses in which the plants were stored; (y) $0.3 million to reserve for unsaleable inventories and plants that will be sold below cost as seconds; and (z) $0.1 million for plant losses due to disease issues.  The $1.0 million charge in the 2010 nine month period was for plant losses that resulted from changes in plant fertilization methods made in 2010.  Those changes were made to improve plant quality and reduce growing costs, however, the extremely hot and dry weather during the 2010 summer combined with the additional fertilizer negatively affected certain plant varieties.  The improved pricing in the 2011 nine month period as compared to the 2010 nine month period reflects the changes in product mix and a higher percentage of sales being made to the garden center customer segment, as discussed above. The higher costs reflect an increase in both per unit plant costs and per unit loading and handling costs, as cost reductions were not proportional to the reduction in sales value from the change in product mix.  The gross margin on sales from Imperial’s Connecticut farm (excluding the effect of the inventory charges in each period) was 10.7% in the 2011 nine month period as compared to 10.5% in the 2010 nine month period.

Imperial’s selling, general and administrative expenses decreased approximately $0.1 million in the 2011 nine month period as compared to the 2010 nine month period principally due to lower commission expenses in the 2011 nine month period.  As a percentage of net sales, Imperial’s selling, general and administrative expenses increased from 19.6% in the 2010 nine month period to 21.4% in the 2011 nine month period.

Griffin’s general corporate expense increased from approximately $3.0 million in the 2010 nine month period to approximately $3.1 million in the 2011 nine month period, principally due to an increase of approximately $0.1 million in expenses related to Griffin’s non-qualified deferred compensation plan and an increase of approximately $0.1 million in stock option expense, partially offset by a decrease of approximately $0.1 million in incentive compensation expense.  The higher expense for the non-qualified deferred compensation plan reflects an increase in participants’ balances during the 2011 nine month period due to higher overall stock market performance during the 2011 nine month period as compared to the 2010 nine month period.  The higher stock option expense reflects the expense related to the stock options granted in the 2011 first quarter.

Griffin’s consolidated interest expense decreased from approximately $3.4 million in the 2010 nine month period to approximately $3.2 million in the 2011 nine month period due principally to a lower average debt level in the 2011 nine month period as compared to the 2010 nine month period.  Griffin’s average outstanding debt in the 2011 nine month period was approximately $62.4 million as compared to $65.6 million in the 2010 nine month period, principally reflecting there not being any borrowings outstanding under Griffin’s revolving line of credit in the 2011 nine month period as compared to $2.5 million of borrowings outstanding under Griffin’s revolving line of credit in the 2010 nine month period.

Griffin’s investment income decreased from approximately $0.2 million in the 2010 nine month period to approximately $0.1 million in the 2011 nine month period due principally to lower dividend income from Centaur in the 2011 nine month period.  The lower dividend income from Centaur reflects a change in timing of dividends by Centaur.

Griffin’s effective income tax benefit rate was 37.7% for the 2011 nine month period, as compared to 38.4% for the 2010 nine month period.  The slightly lower effective income tax benefit rate in the 2011 nine month period reflects the effect of state income taxes.  Griffin’s effective tax benefit rate for the 2011 nine month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

In the 2011 nine month period, Griffin had net cash provided by operating activities of approximately $0.2 million as compared to net cash provided by operating activities of approximately $4.1 million in the 2010 nine month period.  Net cash provided by operating activities in the 2010 nine month period included approximately $0.5 million of cash generated from the liquidation of short-term investments.  Excluding the cash generated by the liquidation of short-term investments, Griffin had net cash provided by operating activities of approximately $3.6 million in the 2010 nine month period.  The decrease in net cash provided by operating activities in the 2011 nine month period, as compared to the 2010 nine month period, principally reflects essentially no reduction in Imperial’s inventories in the 2011 nine month period as compared to a $4.6 million reduction in Imperial’s inventories in the 2010 nine month period.  The reduction of inventory at Imperial in the 2010 nine month period was principally related to the planned change in Imperial’s product mix to more smaller size units to bring Imperial’s product mix and inventory level more in line with customer demand.  In addition, inventory purchases by Imperial in the 2011 nine month period were higher as compared to the 2010 nine month period principally due to purchases of product related to the change in Imperial’s product mix.    The decrease in net cash provided by operating activities in the 2011 nine month period, as compared to the 2010 nine month period, also reflects an increase of approximately $0.9 million in accounts receivable in the 2011 nine month period versus a decrease in accounts receivable of $0.5 million in the 2010 nine month period.  This change principally reflects the timing of sales at Imperial.

Net cash used in investing activities was approximately $1.1 million in the 2011 nine month period as compared to approximately $9.4 million in the 2010 nine month period.  The net cash used in investing activities in the 2011 nine month period principally reflects approximately $1.2 million of spending on tenant improvements related to new leases and lease renewals in the current year and additional development costs for Griffin Land’s real estate assets and approximately $0.2 million of additions to equipment at Imperial.  The 2011 nine month period also reflects proceeds of $0.4 million from a sale of undeveloped land that closed in the 2011 nine month period.  The net cash used in investing activities in the 2010 nine month period principally reflected approximately $5.4 million paid for the acquisition of the fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania and approximately $3.8 million of additions to Griffin’s real estate assets, including approximately $1.8 million to acquire undeveloped land in Pennsylvania.  The total purchase price of the building was approximately $6.4 million, of which approximately $1.0 million was paid as a deposit in fiscal 2009.  The total cost to acquire the undeveloped land was approximately $2.1 million, of which approximately $0.3 million was paid as a deposit in fiscal 2009.  Net cash used in investing activities in the 2010 nine month period also included approximately $0.1 million of additions to equipment at Imperial.

Net cash used in financing activities was approximately $2.9 million in the 2011 nine month period as compared to net cash provided by financing activities of approximately $1.9 million in the 2010 nine month period.  The net cash used in financing activities in the 2011 nine month period reflects approximately $1.5 million for quarterly dividend payments on Griffin’s common stock, approximately $1.3 million for payments of principal on Griffin Land’s nonrecourse mortgages and approximately $0.3 million for debt issuance costs related to Griffin’s new revolving credit agreement (see below), partially offset by approximately $0.2 million of proceeds from the exercise of stock options.  The net cash provided by financing activities in the 2010 nine month period included approximately $4.5 million of proceeds from borrowings, including approximately $4.3 million from a new nonrecourse mortgage with

First Niagara Bank (formerly NewAlliance Bank) on the 120,000 square foot industrial building in Breinigsville, Pennsylvania that was acquired in the 2010 nine month period and approximately $0.2 million from the final borrowings under a construction to permanent mortgage loan with Berkshire Bank on a warehouse building in New England Tradeport. In addition, Griffin received approximately $0.2 million of cash from the exercise of stock options in the 2010 nine month period.  The proceeds from debt and cash received from the exercise of stock options in the 2010 nine month period were partially offset by approximately $1.5 million for quarterly dividend payments on Griffin’s common stock, approximately $1.2 million for payments of principal on Griffin Land’s nonrecourse mortgages and approximately $0.1 million of debt issuance costs.

On April 28, 2011, Griffin closed on a new $12.5 million revolving line of credit with Doral Bank (the “2011 Credit Line”) that replaced the $10 million revolving line of credit with Doral Bank that was originally scheduled to expire on March 1, 2011, but was extended until the 2011 Credit Line was completed.  The 2011 Credit Line has a two year term with a company option for a third year and interest at the higher of prime plus 1.5% or 5.875%.  The 2011 Credit Line is collateralized by the same properties that collateralized the expiring revolving line of credit plus a 40,000 square foot office building in Griffin Center South that was unencumbered.  In the 2011 nine month period, there were no outstanding borrowings under the $10 million revolving line of credit that expired or the 2011 Credit Line.

As of August 27, 2011, the entire balance of Griffin’s 6.08% nonrecourse mortgage due January 1, 2013 (approximately $7.0 million) is included in the current portion of long-term debt.  Griffin has classified this mortgage as current because, for the twelve month period ending December 31, 2011, Griffin expects that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage (the “debt service coverage covenant”) will be less than the 1.25 required under the mortgage.  The debt service coverage covenant for the twelve months ended December 31, 2010 was waived by the bank as Griffin would not have been in compliance at that measurement date.  Griffin expects to obtain a waiver from the bank for the debt service coverage covenant for the twelve months ending December 31, 2011, prior to that date, although there can be no such assurance that the bank will grant such a waiver.

Subsequent to the end of the 2011 third quarter, Griffin Land closed on the sale of approximately 57 acres of undeveloped land (much of which is wetlands) located in Granby, Connecticut to a local homebuilder. Proceeds on this transaction were approximately $0.6 million and Griffin Land expects to record a gain on this transaction in the 2011 fourth quarter.

In the 2011 third quarter, Griffin Land entered into agreements with a local farmer to sell two parcels of undeveloped land aggregating approximately 165 acres in Suffield and Granby, Connecticut.  The purchase price for the land parcels is $3.0 million, and as part of this transaction, at the time of closing the state of Connecticut is expected to purchase the development rights of these land parcels from the buyer.  Completion of this transaction is contingent on a number of factors. As previously reported, Griffin Land also has an agreement to sell its remaining twenty-one residential lots in Stratton Farms, a residential development in Suffield, Connecticut, to a private company homebuilder.  If the homebuilder elects to exercise its option to purchase the remaining lots, Griffin Land would receive proceeds that would range from approximately $2.2 million to approximately $2.5 million, depending on the timing of the lot purchases, which are scheduled annually for the fourth quarter of fiscal 2011, fiscal 2012 and fiscal 2013.  The buyer’s failure to complete any scheduled purchase on a timely basis would terminate the buyer’s option.  Griffin Land expects that the local homebuilder may request a rescheduling to defer the scheduled lot purchases to later dates due to the soft real estate market.  There is no assurance that either of these two potential land sale transactions will be completed under their current terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of August 27, 2011 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$82.4	$6.9	$16.8	$28.2	$30.5
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	0.1	—	—	—
Operating Lease Obligations	0.5	0.2	0.3	—	—
Purchase Obligations (1)	2.9	2.9	—	—	—
Other (2)	2.5	—	—	—	2.5
	$88.4	$10.1	$17.1	$28.2	$33.0

(1)         Includes obligations for the development of Griffin Land’s properties and the purchase of plants and raw materials by Imperial.

(2)         Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

In the near-term, Griffin plans to continue to invest in its real estate business, including expenditures to build out interiors of its buildings as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of properties outside of the Hartford, Connecticut market.  Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of Griffin Land’s currently vacant space is leased.  In the 2011 third quarter, Griffin Land started site work and required offsite improvements on the 51 acre parcel of undeveloped land in the Lehigh Valley that was acquired in 2010.  Griffin Land expects to expend approximately $3.2 million over the next six months on this work, and plans to commence speculative construction of an industrial building on that site.  Griffin Land may also commence construction of a new building on any of its undeveloped land if it is able to secure a tenant for a build-to-suit facility.  Subsequent to the end of the 2011 third quarter, Griffin Land started site remediation work and required offsite improvements for Meadowood, its residential development in Simsbury, Connecticut.  Griffin Land expects to spend over $2.0 million on this work over the next two quarters.

As of August 27, 2011, Griffin had cash and cash equivalents of approximately $5.5 million.  Management believes that its cash and cash equivalents and borrowing capacity under the 2011 Credit Line will be sufficient to meet Griffin’s liquidity needs over the next twelve months.  Over the long-term, management believes that in addition to its cash and cash equivalents, borrowing capacity under the 2011 Credit Line, cash generated from operations, including property sales, and proceeds from other nonrecourse mortgage placements on its properties would be sufficient to meet Griffin’s seasonal working capital needs, the continued investment in Griffin’s real estate assets and payment of quarterly dividends on its common stock.  Griffin Land’s real estate portfolio currently includes six buildings aggregating approximately 720,000 square feet that are not mortgaged.  Griffin also expects to continue to seek to purchase either or both land and buildings in markets principally outside of the Hartford, Connecticut area.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of currently vacant space, construction, on speculation, of an industrial building on Griffin Land’s 51 acre undeveloped land parcel in the Lehigh Valley that was acquired in 2010, construction of other additional facilities in the real estate business, the completion of property sales currently under agreement, the ability to obtain additional mortgage financing, expected receipt of additional insurance proceeds and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  As of August 27, 2011, Griffin had approximately $19.9 million of variable rate debt outstanding, for which Griffin had entered into interest rate swap agreements which effectively fix the interest rate on that debt.  There were no other variable rate borrowings outstanding as of August 27, 2011.

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

10.45	Revolving Line of Credit Loan Agreement with Doral Bank, FSB dated April 28, 2011 (incorporated by reference to Form 10-Q dated May 28, 2011, filed July 7, 2011)

10.46

Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee (incorporated by reference to Form 10-Q dated May 28, 2011, filed July 7, 2011)

10.47

Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee (incorporated by reference to Form 10-Q dated May 28, 2011, filed July 7, 2011)

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Label Linkbase Document

101.PRE **	XBRL Taxonomy Presentation Linkbase Document

*  Filed herewith.

**  In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed as part of a registration statement or prospectus for purposes of Actions 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: October 6, 2011	Frederick M. Danziger
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: October 6, 2011	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer