Form 10-K
period 2011-12-03
GRIFFIN LAND & NURSERIES INC
filed 2012-02-16
CIK 1037390

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 3, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, was approximately $63,900,000 based on the closing sales price on The NASDAQ Stock Market LLC on May 27, 2011, the last business day of the registrant's most recently completed second quarter. Shares of Common Stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 7, 2012, 5,134,204 shares of common stock were outstanding.

 FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained in this Annual Report on Form 10-K that relate to future events or conditions, including without limitation, the statements in Part I, Item 1. "Business" and Item 1A. "Risk Factors" and in Part II under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as located elsewhere in this annual report regarding industry prospects or Griffin's prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of Griffin's common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: adverse economic conditions and credit markets; a downturn in the residential real estate market; risks associated with concentration of real estate holdings; risks associated with entering new real estate markets; potential environmental liabilities; competition and governmental regulations; inadequate insurance coverage; risks of agricultural and environmental factors; concentration of customers; regulatory risks; risks associated with the cost of raw materials and energy costs; availability of transportation vendors to deliver product; availability of labor; risks of loss in the landscape nursery business not covered by insurance; risks of investing in a foreign company; litigation risks; and the concentrated ownership of Griffin common stock by members of the Cullman and Ernst families. These and the important factors discussed under the caption "Risk Factors" in Part 1, Item 1A of this Form 10-K for the fiscal year ended December 3, 2011, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-K and presented elsewhere by management from time to time. Any such forward-looking statements represent management's estimates as of the date of this Annual Report on Form 10-K. While Griffin may elect to update such forward-looking statements at some point in the future, Griffin disclaims any obligation to do so, even if subsequent events cause Griffin's views to change. These forward-looking statements should not be relied upon as representing Griffin's views as of any date subsequent to the date of this Annual Report on Form 10-K.

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

Real Estate Business

        Griffin's real estate division, Griffin Land, is directly engaged in the real estate development business. Through fiscal 2009, Griffin's development activities were carried out on parts of its land in Connecticut and Massachusetts and all of Griffin Land's real estate assets, including buildings and undeveloped land, were located in the Hartford, Connecticut area, primarily in the north submarket of Hartford. In fiscal 2010, Griffin Land completed its first acquisitions of real estate assets outside of the Hartford, Connecticut area by purchasing a fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania and a 51 acre parcel of undeveloped land in Lower Nazareth, Pennsylvania. Both the building and undeveloped land acquired are located in the Lehigh Valley region of Pennsylvania.

        Griffin Land develops portions of its properties for industrial, commercial and residential use and expects to continue to sell some of its land holdings either before or after obtaining development approvals. Griffin Land also will continue to seek to acquire and develop properties not presently owned, including land and buildings outside the Hartford area. Generally, any properties acquired in areas in which Griffin Land does not presently own property are expected to be within a few hours driving time of Hartford, Connecticut. The headquarters for Griffin Land is in Bloomfield, Connecticut.

        As of December 3, 2011, Griffin Land owned thirty buildings comprising approximately 2.5 million square feet. Approximately 76% of the square footage owned as of December 3, 2011 was industrial/warehouse space, with the balance principally being office/flex space. Griffin Land's industrial/warehouse space had a 79% occupancy rate while Griffin Land's office/flex space had an 87% occupancy rate. Griffin Land uses nonrecourse mortgages to finance partly its real estate development activities, and as of December 3, 2011, approximately $61.1 million was outstanding on such loans. In fiscal 2011, Griffin Land's profit from its leasing activities including general and administrative expenses and before depreciation and amortization expenses (excluding the results of a building sold on January 31, 2012, see below) was approximately $8.7 million (see note (a) on pages 26 - 27 under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Fiscal 2011 Compared to Fiscal 2010), while debt service on its nonrecourse mortgage debt was $6.0 million. On January 31, 2012, Griffin Land closed on the sale of its 308,000 square foot warehouse in Manchester, Connecticut. In fiscal 2012, Griffin Land started construction of a 228,000 square foot warehouse facility in the Lehigh Valley of Pennsylvania.

        In the greater Hartford area, there are a number of warehouse facilities, some of which are fully or partially vacant, that are competitive with Griffin Land's warehouse and light industrial facilities. Additional capacity in the industrial market could adversely affect Griffin Land's operating results from its leasing business by potentially resulting in longer times to lease vacant space, eroding lease rates in Griffin Land's properties or hindering renewals by existing tenants. Over the past three years, however, there has been limited development of industrial space in the north submarket of Hartford other than Griffin Land's development in fiscal 2009 of a pre-leased warehouse for Tire Rack, Inc. ("Tire Rack"). There can be no assurance as to the direction of the real estate market in this region in the near future.

        As a result of the weak economy, market activity for the leasing of industrial space in the Hartford market has been slow for the past three years and there has not been any significant absorption of vacant space. Market activity for office/flex space has also been slow during that time, although somewhat better than the industrial market. In fiscal 2011, Griffin Land entered into two new leases for an aggregate of approximately 29,000 square feet of previously vacant office/flex space and a new lease for 10,000 square feet of industrial space that had just become vacant due to the early termination of a lease for that space. Griffin Land also renewed and/or extended several leases of industrial space aggregating approximately 207,000 square feet and three leases of office/flex space aggregating approximately 46,000 square feet in fiscal 2011. Most of the leases that were renewed were scheduled to expire in fiscal 2011, except for leases aggregating approximately 43,000 square feet that were scheduled to expire subsequent to fiscal 2011. Griffin Land believes that it benefits from its reputation as a stable company with sufficient resources to meet its obligations and deliver space to tenants timely and in accordance with the terms of their lease agreements.

        In fiscal 2010, Griffin Land entered into several new leases for an aggregate of 81,000 square feet of previously vacant office/flex space. New leasing of industrial space by Griffin Land was minimal in fiscal 2010, as only a short-term lease for 11,000 square feet was signed. During fiscal 2010, Griffin Land was able to renew and/or extend several leases aggregating approximately 259,000 square feet, mostly of industrial space, including the extension for an additional nine years of the full building lease in the Breinigsville, Pennsylvania building acquired in fiscal 2010. However, leases aggregating 76,000 square feet, of mostly industrial space, expired in fiscal 2010 and were not renewed.

        In fiscal 2009, Griffin Land leased approximately 298,000 square feet, comprised of approximately 257,000 square feet of warehouse/light industrial space and approximately 40,000 square feet of office/flex space. The leasing of warehouse/light industrial space reflected the 257,000 square feet leased to Tire Rack, a private company that leased the new approximately 304,000 square foot build-to-suit building in New England Tradeport ("Tradeport"), Griffin Land's industrial park in Windsor and East Granby, Connecticut. The lease with Tire Rack requires Tire Rack to lease the entire building no later than the start of the sixth year (August 2014) of its ten-year lease. The lease of approximately 40,000 square feet of office/flex space reflects leasing to a single tenant an entire building in Griffin Center South that had been vacant. In fiscal 2009, leases aggregating approximately 89,000 square feet expired and were not renewed.

        In fiscal 2011, Griffin Land received total cash proceeds of approximately $4.0 million from three property sales that closed during the year. The largest of these was the sale of approximately 165 acres of undeveloped land in Suffield and Granby, Connecticut to a local farmer for proceeds of $3.0 million. In connection with that sale, the state of Connecticut acquired the development rights on that land from the farmer who purchased the property. In fiscal 2011, Griffin Land also closed on the sale of approximately 57 acres (much of which is wetlands) in Granby to a local homebuilder and closed on the sale of approximately 10 acres in Southwick, Massachusetts.

        In fiscal 2010, Griffin Land closed on two property sales, the sale of four of Griffin Land's remaining twenty-five lots at Stratton Farms, a residential development in Suffield, Connecticut, which generated revenue of $0.4 million and the sale of a 5 acre parcel of undeveloped land in Bloomfield, Connecticut, which generated revenue of $0.1 million. The sale of the four Stratton Farms residential lots was the first closing under an option agreement whereby a privately owned regional homebuilder may purchase all of Griffin Land's remaining Stratton Farms residential lots (see the section entitled "Residential Developments-Suffield" in this Item on page 9). There were no property sales in fiscal 2009.

        The decline in the residential real estate market has adversely affected Griffin Land's real estate development activities. The continued softening of the residential real estate market could result in lower selling prices for Griffin Land's undeveloped land intended for residential use or delay the sale of such land.

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

  Commercial and Industrial Developments

  New England Tradeport

        The major portion of Griffin Land's commercial and industrial development effort has been focused on Tradeport, the 600 acre industrial park near Bradley International Airport and Interstate 91, located in Windsor and East Granby, Connecticut. Within Tradeport, Griffin Land built and owns approximately 1,465,000 square feet of warehouse and light manufacturing space in thirteen buildings, of which approximately 72% was leased as of December 3, 2011. Tradeport also contains a large distribution facility built by Walgreen on land purchased from Griffin Land in fiscal 2006 (see below) and a bottling and distribution plant built by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin Land in the early 1990s.

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

        As of December 3, 2011, approximately $60.3 million was invested (net book value) in buildings owned by Griffin Land that are located in Tradeport and approximately $4.2 million was invested (net book value) by Griffin Land in the undeveloped land there. As of December 3, 2011, ten of Griffin Land's Tradeport buildings were mortgaged for an aggregate of approximately $45.8 million. Two Tradeport buildings built in fiscal 2007 and an older Tradeport building, aggregating approximately 373,000 square feet, are currently not mortgaged. A summary of Griffin Land's square footage owned and leased in Tradeport at the end of each of the past three fiscal years and leases in Tradeport scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased*	Percentage Leased
November 28, 2009	1,465,000	1,104,000	75%
November 27, 2010	1,465,000	1,052,000	72%
December 3, 2011	1,465,000	1,052,000	72%

	2012	2013	2014
Square footage of leases expiring	81,000	186,000	264,000
Percentage of currently leased space	8%	18%	25%

*
The square footage leased in the three years presented above does not include approximately 47,000 square feet of space on which Tire Rack pays operating expenses and is required to occupy no later than August 2014, the beginning of the sixth year of its lease.

        In connection with the fiscal 2006 sale to Walgreen of approximately 130 acres of undeveloped land in Tradeport, the State Traffic Commission of Connecticut (the "STC") approved a revised STC Certificate that permitted Griffin Land to construct an additional approximate 1.1 million square feet of light manufacturing and warehouse space on certain parcels in Tradeport. In fiscal 2009, the STC Certificate for the Windsor land in Tradeport was amended to permit an additional 350,000 square feet to be built (resulting in a total of 1.45 million approved square feet) in connection with granting approval for the approximately 304,000 square foot build-to-suit building that Griffin Land built in fiscal 2009 for Tire Rack's occupancy. As a result of receiving the amended STC Certificate, Griffin Land received approval to build the building for Tire Rack in addition to all of the square footage allowed under the previous certificate. Through fiscal 2011, Griffin Land has built approximately 679,000 square feet of the 1.45 million approved square feet. The balance of the space that has been approved is expected to be built over time as demand warrants. Upon construction of all of the additional square footage permitted under the STC Certificate, there will remain for future development an additional approximately 152 acres of undeveloped Tradeport land in Windsor and a contiguous 36 acre parcel of undeveloped land in East Granby. There are no STC or other approvals currently in place (other than zoning in the case of Windsor) for the development of this additional land, and Griffin Land believes that infrastructure improvements, which may be significant, may be required to obtain approvals to develop this land.

        Griffin Land intends to continue to direct much of its real estate efforts in Connecticut on the construction and leasing of its warehouse and light manufacturing facilities at Tradeport. Griffin Land currently owns some other nearby land not part of Tradeport that may be appropriate for such development over a longer term and that will require substantial additional site preparation and zoning approvals.

  Griffin Center and Griffin Center South

        Griffin's other substantial commercial development is the combination of its buildings in Griffin Center in Windsor and Bloomfield, Connecticut and Griffin Center South in Bloomfield. Together these master planned developments comprise approximately 600 acres and as of December 3, 2011, approximately 63% of the acreage had been used to develop approximately 2,165,000 square feet of office and industrial space. Griffin Land owns approximately 617,000 of the 2,165,000 square feet of developed space. In fiscal 2007, Griffin Land sold approximately 73 acres of undeveloped land in Griffin Center to The Hartford Insurance Company ("The Hartford"), which built an approximately 460,000 square foot office building.

        Griffin Center currently includes eleven office buildings (including the building built by The Hartford), a flex building and a small restaurant, five of which are owned by Griffin Land. Griffin Land currently owns two multi-story office buildings that have an aggregate of approximately 161,000 square feet, a single story office building of approximately 48,000 square feet, a 165,000 square foot flex building (the "NU Building") used principally as office, data center and call center space and the small restaurant building. As of December 3, 2011, approximately $18.4 million was invested (net book value) in Griffin Land's buildings in Griffin Center and approximately $1.3 million was invested by Griffin Land in the undeveloped land there. Griffin Land's two multi-story office buildings and the NU

Building in Griffin Center are separately mortgaged for an aggregate of approximately $11.2 million, and Griffin Land's single story office building is included as collateral under Griffin's $12.5 million revolving line of credit. There were no borrowings under the revolving line of credit as of December 3, 2011.

        In fiscal 2011, Griffin Land leased approximately 18,000 square feet of previously vacant space in one of its multi-story office buildings in Griffin Center. In fiscal 2010, Griffin Land completed several new leases in Griffin Center for an aggregate of approximately 51,000 square feet. There were no new leases completed by Griffin Land in its Griffin Center properties in fiscal 2009, and in that year, leases aggregating approximately 42,000 square feet expired and were not renewed, including a lease for approximately 37,000 square feet to The Hartford, which relocated into its new facility (see above). As of December 3, 2011, approximately 335,000 square feet of Griffin Land's buildings was leased, comprising approximately 88% of Griffin Land's total space in Griffin Center. A summary of Griffin Land's square footage owned and leased in Griffin Center at the end of each of the past three fiscal years and leases in Griffin Center scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 28, 2009	382,000	274,000	72%
November 27, 2010	382,000	317,000	83%
December 3, 2011	382,000	335,000	88%

	2012	2013	2014
Square footage of leases expiring	37,000	5,000	16,000
Percentage of currently leased space	11%	1%	5%

        Griffin Center South is a 130 acre tract with sixteen buildings of single story office, flex and storage space. Griffin Land currently owns nine buildings in Griffin Center South with an aggregate of approximately 235,000 square feet, of which approximately 217,000 square feet is single story office and flex space and 18,000 square feet is storage space. In fiscal 2011, Griffin Land completed a lease for approximately 11,000 square feet of previously vacant space and renewed and/or extended leases for approximately 46,000 square feet. Also during fiscal 2011, approximately 14,000 square feet of previously leased space became vacant as two tenants reduced their spaces in connection with the extensions of their leases. In fiscal 2010, Griffin Land completed two new leases aggregating approximately 31,000 square feet in its Griffin Center South properties. The only new lease completed in fiscal 2009 was a ten-year lease of an entire approximately 40,000 square foot single story office/flex building that had been vacant.

        As of December 3, 2011, approximately $8.5 million was invested (net book value) in Griffin Land's buildings in Griffin Center South and approximately $0.4 million was invested by Griffin Land in the undeveloped land there. As of December 3, 2011, Griffin Land's nine properties in Griffin Center South are included as collateral under Griffin's $12.5 million revolving line of credit. There were no borrowings under the revolving line of credit as of December 3, 2011. Undeveloped land remaining in Griffin Center South is sufficient to build at least two additional buildings aggregating approximately 175,000 square feet.

        As of December 3, 2011, approximately 199,000 square feet of space in the Griffin Center South buildings owned by Griffin Land was leased, comprising 85% of Griffin Land's total space in Griffin Center South. A summary of Griffin Land's square footage owned and leased in Griffin Center South at the end of each of the past three fiscal years and leases in Griffin Center South scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 28, 2009	235,000	177,000	75%
November 27, 2010	235,000	202,000	86%
December 3, 2011	235,000	199,000	85%

	2012	2013	2014
Square footage of leases expiring	14,000	15,000	—
Percentage of currently leased space	7%	8%	—

  Other Industrial Properties

        In fiscal 2010, Griffin Land completed its first acquisition of property outside of the Hartford, Connecticut area, acquiring a fully leased 120,000 square foot industrial building (the "Olympus Building") in Breinigsville, Pennsylvania. Subsequent to the purchase of this Pennsylvania industrial building, Griffin Land and the tenant agreed on a nine year extension of the lease, which now runs through 2025. As of December 3, 2011 Griffin Land owned three industrial buildings aggregating approximately 458,000 square feet, including the Olympus Building, that are located outside of its core office and industrial parks. The other two industrial buildings held by Griffin Land as of December 3, 2011 were a 308,000 square foot warehouse building in Manchester, Connecticut (the "Raymour Building") and a 31,000 square foot warehouse building in Bloomfield, Connecticut. All of these buildings were fully leased as of December 3, 2011, and approximately $19.2 million was invested (net book value) in these three buildings at that date. The Olympus Building in Pennsylvania is mortgaged for approximately $4.2 million as of December 3, 2011, while the two Connecticut buildings were not mortgaged.

        On January 31, 2012, Griffin Land closed on the sale of the Raymour Building to the tenant that leased the entire building. In the fourth quarter of fiscal 2011, Griffin Land gave notice to Raymour that Griffin Land was exercising the put option under its lease to sell the facility to Raymour for $16.0 million. That building was acquired by Griffin Land in fiscal 2006 as part of a Section 1031 like-kind exchange whereby income taxes related to the gain on the June 2006 land sale to Walgreen and a smaller 2006 land sale were deferred. The proceeds from the sale to Raymour were placed in escrow for a potential Section 1031 like-kind exchange, although a replacement property has not yet been identified. If a replacement property is not acquired within the time limits of Section 1031, the proceeds will be released to Griffin Land.

        Griffin Land's industrial building in Bloomfield, Connecticut that is not part of an industrial park is on a site that has approximately 24 acres of undeveloped land and abuts an approximately 244 acre parcel of undeveloped land also owned by Griffin Land. Griffin Land is currently in the process of obtaining approvals for roadwork that would connect the undeveloped land on both parcels for future development purposes, located partly in Bloomfield and partly in Windsor, Connecticut.

        In fiscal 2010, Griffin Land acquired approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania. The purchase price for the land was approximately $1.8 million plus acquisition expenses. The undeveloped land, known as the Lehigh Valley Tradeport, is located in a major industrial area of the Lehigh Valley and has approvals for the development of two industrial buildings totaling approximately 530,000 square feet. In the 2011 third quarter, Griffin Land started site work on the 51 acre land parcel for the construction, on speculation, of a 228,000 square foot warehouse/industrial building, the first of two industrial buildings expected to be built on this site. This site work includes preparation for the second building expected to be built at Lehigh Valley Tradeport. In addition, work on the off-site improvements that are required for both buildings expected to be built in the Lehigh Valley Tradeport was also started in the 2011 third quarter. In the 2012 first quarter, Griffin Land started construction on the 228,000 square foot building, which is expected to be completed and available for occupancy in the 2012 third quarter.

        Griffin Land may seek to acquire additional developed and/or undeveloped land parcels both in Connecticut and elsewhere to expand the industrial/warehouse portion of its real estate business. Griffin Land continues to examine potential sites in the northeast and mid-Atlantic areas for potential acquisition.

  Residential Developments

  Simsbury

        Several years ago, Griffin Land filed plans for the creation of a residential community, called Meadowood, on a 363 acre site in the Town of Simsbury, Connecticut. After several years of litigation with the town regarding this proposed residential development, a settlement was reached. The settlement terms included, among other things, approval for up to 296 homes, certain remediation measures to be performed by Griffin Land and the purchase by the Town of a portion of the Meadowood land for Town open space. The sale of land to the town closed in fiscal 2008. In the 2011 fourth quarter, Griffin Land started the required remediation work on the site and also started work on certain required offsite road improvements. This work is expected to be completed in mid-2012. As of December 3, 2011, the book value of the land for this proposed development, including design, development and legal costs, was approximately $5.5 million.

        Griffin Land owns another approximate 500 acres in Simsbury, portions of which are zoned for residential use and other portions of which are zoned for industrial use. Not all of this land is developable. The land currently zoned for industrial use is probably more suited to commercial or mixed use development. Griffin Land may seek to develop or sell such land.

  Suffield

        In fiscal 2006, Griffin Land completed the infrastructure for a fifty lot residential subdivision in Suffield, Connecticut called Stratton Farms. Griffin Land sold a total of twenty-five residential lots in Stratton Farms to a local homebuilder in fiscal 2006 and fiscal 2007, however, the homebuilder did not exercise its option to purchase additional residential lots, thereby canceling its option to acquire the remaining Stratton Farms lots. The homebuilder's decision not to purchase any lots after 2007 was attributed to the weakening of the residential real estate market. In 2009, the homebuilder that purchased the twenty-five Stratton Farms lots entered into bankruptcy proceedings, and the remaining unsold lots held by that homebuilder were foreclosed on by a local bank and sold to a privately owned regional homebuilder.

        In fiscal 2010, Griffin Land entered into an agreement with that regional homebuilder whereby in exchange for a payment of $100,000, the homebuilder obtained an option to purchase the remaining twenty-five residential lots of Stratton Farms. Under the agreement's lot takedown schedule, Griffin Land closed on the sale of the first four lots in the fiscal 2010 fourth quarter. In the 2011 fourth quarter, Griffin Land and the regional homebuilder agreed to delay, by one year, the lot takedown schedule under which the remaining lots are required to be purchased. Under the terms of the amended agreement, if the homebuilder exercises its option to purchase all of the remaining residential lots under the revised schedule, Griffin Land would receive proceeds of approximately $2.5 million over the three-year period from October 2012 through October 2014. The buyer's failure to complete any scheduled purchase in accordance with the terms and within the agreed upon timeframe would terminate the option. As of December 3, 2011, Griffin Land held the remaining twenty-one lots. There is no guarantee that Griffin Land's sale of the remaining lots will be completed under the current terms of the agreement, or at all.

  Other

        In fiscal 2011, Griffin Land leased approximately 600 acres of undeveloped land in Connecticut and Massachusetts to local farmers. Approximately 751 acres and 690 acres were leased to local farmers in fiscal 2010 and fiscal 2009, respectively. The revenue generated from the leasing of farmland is not material to Griffin Land's total revenue.

        Griffin Land is evaluating its other properties for development or sale in the future. Griffin Land anticipates that obtaining subdivision approvals in many of the towns where it holds land appropriate for residential subdivision will be an extended process.

Landscape Nursery Business

        Griffin's landscape nursery business is operated by its wholly owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial grows containerized landscape nursery plants for sale to independent garden centers, rewholesalers, whose main customers are landscape contractors, and mass merchandisers. Imperial's major markets are in the Northeast and mid-Atlantic areas of the United States. The landscape nursery industry is extremely fragmented, and Imperial believes it is one of the larger regional growers of landscape nursery products in the Northeast.

        Imperial's sales are extremely seasonal, peaking in spring. Imperial's sales are also strongly affected by weather conditions, particularly in the spring planting season. Imperial's sales have been adversely affected by the slowdown in new housing starts during the past three years and the weak economy. Imperial expects 2012 sales to be hampered by continued weakness in the economy and especially by the low level of new housing starts over the past several years. Imperial's sales are made to a large variety of customers, no single one of which represented more than 10% of Imperial's total net sales in fiscal 2011, fiscal 2010 or fiscal 2009. However, in fiscal 2011, fiscal 2010 and fiscal 2009, aggregate net sales to Imperial's ten largest customers, including mass merchandisers, accounted for 20%, 25% and 24%, respectively, of Imperial's total net sales. A significant amount of sales to independent garden centers are made through cooperative buying organizations. Approximately 23% of Imperial's total net sales in fiscal 2011 were made through buying cooperatives with 15% of Imperial's total net sales in fiscal 2011 made through one such buying cooperative.

        Imperial's inventory consists principally of container-grown plants. The largest volume products of Imperial are evergreens, including rhododendron, flowering shrubs and perennials. Container-grown product is held principally from one to five years before it is sold. Several years ago, Imperial started selling some perennials and several other products as one of several licensed growers under the "Novalis" trade name. In fiscal 2011, Imperial and another grower each became a 50% owner in Novalis LLC, which acquired the Novalis trademarks from another company that gained control of the trademarks as a result of the bankruptcy of the grower that previously held them. Imperial has also entered into other licensing agreements that enable it to grow and sell some branded products that are available only to a limited number of growers. These programs are directed toward increasing Imperial's sales to independent garden centers. Sales to independent garden centers generally have more favorable gross margins as compared with sales to other customer segments. Offsetting the increase in sales to independent garden centers has been a decrease in sales volume to mass merchant customers, which generally have lower pricing than other customer segments. Imperial has increased the percentage of its product sold to independent garden centers to 60% of sales volume in fiscal 2011 as compared to 50% of sales volume in fiscal 2009, while sales volume to mass merchants has decreased from 10% in fiscal 2009 to 5% in fiscal 2011.

        Through the 2009 third quarter, Imperial had two growing operations, its farm in Granby and East Granby, Connecticut on land owned by Griffin (approximately 445 acres used) and its farm in Quincy, Florida on land owned by Imperial (approximately 490 acres used). Substantially all of the useable contiguous acreage suitable for the container-growing operations in Connecticut was used, and a large portion of such acreage in Florida was used in the growing operations prior to the shutdown of the Florida farm. Imperial continues to operate its farm in Granby, Connecticut and also uses approximately 35 acres of additional land in Connecticut to grow liners (starter plants) for transplanting into containers.

        In the 2009 third quarter, Imperial shut down its Quincy, Florida farm, which represented all of Imperial's growing operations in Florida. Imperial closed its Florida farm due to the difficulties that the farm encountered in delivering product to most of Imperial's major markets, which are located in the Northeast and mid-Atlantic areas of the United States. Imperial was unable to develop sufficient volume in southern markets that were closer to its Florida farm to reduce that farm's dependence on shipping product substantial distances. The closure of the Florida farm enabled Imperial to focus as a regional grower with most of its major markets within close proximity of its Connecticut farm. Griffin reported charges totaling $8.9 million in connection with the restructuring of its landscape nursery business in its fiscal 2008 consolidated statement of operations as a result of the shutdown of Imperial's Florida farm. Of that amount, $7.2 million related to the writedown of inventories and was included in costs of landscape nursery sales and $1.7 million reflected the writeoff of fixed assets and severance payments and was reported as a restructuring charge on Griffin's fiscal 2008 consolidated statement of operations. Because the majority of the charge for the shutdown of the Florida farm was a non-cash charge that reflected the expected disposition of inventories below their carrying values at the time of sale, the closing of the Florida farm resulted in approximately $3.5 million of cash flow. Costs of landscape nursery sales in fiscal 2009 included a credit of $0.2 million for the difference between the amount estimated to be recovered from the sale of the remaining Florida inventories and actual results.

        The reduction in sales volume from the closing of the Florida farm requires the Connecticut farm operations to produce a sufficient amount of gross profit to cover all of Imperial's overhead and generate an operating profit. Imperial believes that it will need to be able to sell an increased volume of plants at average net margins above the levels experienced over the past several years to meet this objective.

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

        In fiscal 2011, Imperial's cost of goods sold includes charges totaling $1.4 million reflecting: (a) $0.5 million to increase inventory reserves for disease issues, mostly due to boxwood plants that, in the 2011 fourth quarter, became unsaleable after contracting boxwood blight, a fungal disease; (b) $0.4 million for plant disposals in excess of expected amounts and to increase inventory reserves for plants that will be sold below cost as seconds; (c) $0.3 million for plants lost due to the collapse, from snow load during the 2011 first quarter, of some of Imperial's hoop houses in which the plants were stored; and (d) $0.2 million for workers compensation charges from prior year policies related to the Florida farm. Included in the charge for the diseased boxwood plants is approximately $0.3 million to reserve for Imperial's entire crop of field grown boxwood starter plants that would have been transplanted into containers to complete their growth into a saleable size plant and approximately $0.1 million for boxwood plants potted into containers in the 2011 fourth quarter that would have been ready for sale in the latter part of 2012. The boxwood blight disease has only recently been found in the United States, and there are no known fungicides that can effectively prevent its spread. The loss of

Imperial's field grown boxwood starter plants may hamper Imperial's ability to continue to have boxwood plants available for sale in the next few years.

        In fiscal 2010, Imperial's cost of goods sold included a charge of $1.0 million for crop losses due to changes in plant fertilization methods that were made in 2010 that, due to a combination of factors including extremely hot and dry weather in that year, negatively affected some varieties, particularly rhododendron and certain other broadleaf evergreens. The crop losses incurred in fiscal 2010 did not have a significant impact on fiscal 2011 net sales, as most of the units lost would generally not have become saleable until the latter part of fiscal 2011, but did result in fewer plants being available for sale in fiscal 2012. Imperial has purchased some inventory from other growers to replace a portion of the plants lost, but a majority of the plants lost due to the fertilization change were not replaced. In fiscal 2009, Imperial's cost of goods sold included a charge of $2.1 million for inventory losses, reflecting a higher than expected level of disposals of unsaleable product, increases to inventory reserves because the carrying costs of certain inventories exceeded their net realizable values and the writeoff of certain inventories that were not grown to maturity due to changes in product mix.

        Imperial continues to review ways to improve its operating results, including cost reductions for its growing operations in Connecticut, changes in the relative quantities of some products currently grown, increasing sales to customer segments that are more profitable for Imperial and changes in the potting and growing cycles for some of its containerized production. In response to the difficult industry conditions, Imperial reduced its production of new plants in 2009 and 2010. These changes resulted in a reduction of inventory levels in those two years as compared to earlier years. The reduction in production resulted in fewer plants being available for sale in fiscal 2011 than were available in each of the two previous years. Imperial does not expect any further significant reductions in its inventory level over the next few years. Any changes to improve operating results materially, if successful, taking into account the growing cycles of the related plants, will take a substantial period of time to be reflected in Imperial's operating results.

        Shipping capacity and shipping expense are major cost concerns, as the costs of shipping have increased over the past several years as a result of higher fuel costs and the need to arrange for the return of portable shelving units for subsequent shipments. Three years ago, Imperial increased its number of trucking vendors, improved the routing of shipments and purchased additional portable shelving units in order to better control its cost of shipping product to customers. Imperial has also added route trucks to increase sales and better handle smaller order quantities, particularly after the peak spring shipping season. The shutdown of the Florida farm in fiscal 2009 alleviated some of the shipping issues as Imperial no longer ships from the Florida farm to its customer base which is located principally in the Northeastern United States.

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

Employees

        As of December 3, 2011, Griffin employed 103 people on a full-time basis, including 77 in its landscape nursery business and 20 in its real estate business. Presently, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

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

Regulation: Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin Land may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of Griffin's land may be affected by the presence of residual chemicals from the prior use of the land for farming, principally on a portion of the land that is intended for residential use. In the event that Griffin Land is unable to remediate adequately any of its land intended for residential use, Griffin Land's ability to develop such property for its intended purposes would be materially affected.

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

  Downturn in the Residential Real Estate Market

        The continued weakness in the residential real estate market may adversely affect Griffin Land's real estate development activities, including delaying the development and/or sale of Griffin Land's undeveloped land intended for residential use. The weakness in new housing starts may also adversely affect Imperial's future results. Although Imperial only has minimal sales of product to home builders, they are the ultimate users of a portion of the product sold to Imperial's rewholesaler customer segment, which accounted for approximately 35% of Imperial's sales volume in fiscal 2011.

  Risks Associated with Concentration of Real Estate Holdings

        Griffin Land's real estate operations are concentrated primarily in the Hartford, Connecticut area, with additional operations in the Lehigh Valley of Pennsylvania. Adverse changes in the local economies, state or local governmental regulations or real estate markets could impact Griffin Land's real estate operations, including the market's ability to absorb newly constructed space and Griffin Land's ability to retenant vacant space.

  Risks Associated with Entering New Real Estate Markets

        In fiscal 2010, Griffin Land acquired a fully-leased 120,000 square foot industrial building in Breinigsville, Pennsylvania and a 51 acre parcel of undeveloped land in Lower Nazareth, Pennsylvania. In the fiscal 2012 first quarter, Griffin Land started construction, on speculation, of a 228,000 square foot industrial building on the undeveloped land in Lower Nazareth. These acquisitions are Griffin's Land's first purchases of properties outside of the Hartford, Connecticut market where Griffin Land's core real estate holdings are located. Griffin Land expects to continue to seek to acquire properties outside of the Hartford, Connecticut market. Operating in a real estate market that is new for Griffin Land creates additional risks and uncertainties to Griffin's operations.

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

  Risks of Agricultural and Environmental Factors

        Imperial's production of plants may be adversely affected by agricultural and environmental factors beyond its control, such as extreme cold or severe drought conditions. In 2011, significantly higher than normal snowfall in the early part of the year, and an unusual heavy snowfall in late October resulted in the loss of plants and hoop houses. Management believes that Imperial's Connecticut farm has sufficient water supplies available, however, a severe drought could impact Imperial's ability to maintain adequately its inventory. In addition, a severe drought in Imperial's major sales markets could substantially impact Imperial's sales.

        Other agricultural and environmental factors that could materially impact Imperial's growing operations are plant diseases, pests and the improper use of herbicides, pesticides and fertilizers, as evidenced by the crop losses in fiscal 2011 due to disease issues on its boxwood plants and crop losses in fiscal 2010 that resulted from a change in fertilization methods. The occurrence of any one of these factors could materially affect Imperial's growing operations and result in a portion of Imperial's inventory becoming unsaleable.

  Concentration of Customers

        Although no single customer of Imperial accounted for more than 10% of Imperial's total net sales in fiscal 2011, Imperial's ten largest customers, including two mass merchandisers, accounted for approximately 20% of Imperial's total net sales in fiscal 2011. Management expects that a small number of customers will continue to account for a significant portion of Imperial's net sales over the next several years. Imperial has one customer with which it has a sales contract. Total revenue under that sales contract was approximately $0.4 million in fiscal 2011. Sales to independent garden centers made through buying cooperatives accounted for 23% of Imperial's total net sales in fiscal 2011, with sales through one buying cooperative accounting for 15% of Imperial's total net sales in fiscal 2011. The loss of one of Imperial's larger customers or the inability to collect accounts receivable from one of the buying cooperatives could have an adverse effect on Imperial.

        None of Griffin Land's tenants accounted for 10% or more of its total rental revenue in fiscal 2011.

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

  Risks Associated with the Cost of Raw Materials and Energy Costs

        Imperial's operations could be adversely affected by increases in the cost of growing plants, the costs of certain materials and energy costs. Prices of certain petroleum based materials, such as plant containers and plastics used in protecting inventory during the winter, have increased as overall petroleum prices have increased. In addition, increases in energy costs and the lack of availability of energy could also adversely impact Imperial's operations that use heat generated from natural gas and propane to maintain certain parts of its inventory during the winter.

        Griffin Land's construction activities could be adversely affected by increases in raw materials or energy costs. As petroleum and other energy costs increase, products used in the construction of Griffin Land's facilities, such as steel, masonry, asphalt, cement and building products may increase. An increase in the cost of building new facilities could negatively impact Griffin Land's future operating results through increased depreciation expense. An increase in construction costs would also require increased investment in Griffin Land's real estate assets, which may lower the return on investment for new facilities in the real estate business. An increase in energy costs could lower Griffin's results from its real estate business.

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

  Availability of Labor

        Labor costs comprise a substantial portion of Imperial's production costs. Imperial is subject to the Fair Labor Standards Act as well as various federal, state and local regulations that govern matters such as minimum wage requirements, working conditions and worker regulations. As a significant number of Imperial's seasonal employees are paid at slightly above minimum wage rates, any increase in such minimum wage rates could adversely impact Imperial's results. In addition, Imperial depends on a significant amount of seasonal labor, particularly during its peak shipping period in the spring. Changes in immigration laws could make it more difficult for Imperial to meet its seasonal labor requirements, which could adversely affect Imperial's operations.

  Risks of Loss in the Landscape Nursery Business Not Covered by Insurance

        Imperial carries comprehensive insurance coverage, including property, liability, fire and terrorism on its production facilities and its inventories. The insurance contains policy specifications and insured limits, and does not cover all possible losses that Imperial could incur. Imperial incurred losses of plants and hoop houses due to excessive snowfall in 2011, not all of which were covered under Imperial's insurance policies.

  Investment in a Foreign Company

        Griffin has an investment in Centaur Media plc, a public company based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

  Griffin is Subject to Litigation That May Adversely Impact Operating Results

        Griffin is, and may in the future be, a party to a number of legal proceedings and claims arising in the ordinary course of business which could become significant. Given the inherent uncertainty of litigation, we can offer no assurance that a future adverse development related to existing litigation or any future litigation will not have a material adverse impact on Griffin's business, consolidated financial position, results of operations or cash flows.

  The Concentrated Ownership of Griffin Common Stock by Members of the Cullman and Ernst Families

        Members of the Cullman and Ernst families (the "Cullman and Ernst Group"), which include David M. Danziger, a director of Griffin, Frederick M. Danziger, a director and Griffin's President and Chief Executive Officer, and Michael S. Gamzon, Executive Vice President and Chief Operating Officer of Griffin, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 46.7% of the outstanding common stock of Griffin as of December 3, 2011. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin's corporate and management policies and may limit other Griffin stockholders' ability to influence Griffin's corporate and management policies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2.    PROPERTIES.

Land Holdings

        Griffin is a major landholder in the state of Connecticut, owning 3,333 acres. Griffin also owns 426 acres of land in Massachusetts and 68 acres of land in Pennsylvania. In addition, Griffin owns 1,066 acres in northern Florida, most of the useable portion of which was used for Imperial's growing operations or was contiguous to such operations. In fiscal 2009, Imperial shut down its Florida growing operations and entered into a six-year lease of the Florida farm to another grower. The lessee of the Florida farm has an option to purchase that farm at any time during the lease term.

        At December 3, 2011, the book value of land holdings owned by Griffin was approximately $19.5 million. Griffin believes the fair market value of such land is substantially in excess of its book value.

        Listings of the locations of Griffin's land holdings, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut and Breinigsville, Pennsylvania have been developed, and nursery real estate, are as follows:

Land Holdings

Location	Land Area
(in acres)
Connecticut
Bloomfield	320
East Granby	150
East Windsor	115
Granby	34
Manchester	30
Simsbury	785
Suffield	146
Windsor	969
Massachusetts
Southwick	426
Pennsylvania
Lower Nazareth	51
Breinigsville	17

Nursery Real Estate

Location	Land Area
(in acres)
Florida
Quincy (currently leased to another grower)	1,066
Connecticut
East Granby	424
Granby	305
Windsor	45
Simsbury	10

 Developed Properties

        As of December 3, 2011, Griffin Land owned thirty buildings, comprised of seventeen industrial/warehouse buildings, twelve office/flex buildings and a small restaurant building. A listing of those facilities is as follows:

Griffin Center
1985 Blue Hills Avenue, Windsor, CT*	Flex building	165,000 sq. ft.
5 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
7 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
21 Griffin Road North, Windsor, CT*	Office building	48,300 sq. ft.
1936 Blue Hills Avenue, Windsor, CT	Restaurant building	7,200 sq. ft.
Griffin Center South
29 - 35 Griffin Road South, Bloomfield, CT*	Flex building	57,500 sq. ft.
55 Griffin Road South, Bloomfield, CT*	Office/flex building	40,300 sq. ft.
340 West Newberry Road, Bloomfield, CT*	Office/flex building	39,000 sq. ft.
206 West Newberry Road, Bloomfield, CT*	Office/flex building	23,300 sq. ft.
204 West Newberry Road, Bloomfield, CT*	Office/flex building	22,300 sq. ft.
210 West Newberry Road, Bloomfield, CT*	Warehouse building	18,400 sq. ft.
330 West Newberry Road, Bloomfield, CT*	Office/flex building	11,900 sq. ft.
310 West Newberry Road, Bloomfield, CT*	Office/flex building	11,400 sq. ft.
320 West Newberry Road, Bloomfield, CT*	Office/flex building	11,100 sq. ft.
New England Tradeport
100 International Drive, Windsor, CT*	Industrial building	304,200 sq. ft.
755 Rainbow Road, Windsor, CT	Industrial building	148,500 sq. ft.
758 Rainbow Road, Windsor, CT*	Industrial building	137,000 sq. ft.
754 Rainbow Road, Windsor, CT*	Industrial building	136,900 sq. ft.
759 Rainbow Road, Windsor, CT	Industrial building	126,900 sq. ft.
75 International Drive, Windsor, CT*	Industrial building	117,000 sq. ft.
20 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
40 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
35 International Drive, Windsor, CT	Industrial building	97,600 sq. ft.
16 International Drive, East Granby, CT*	Industrial building	58,400 sq. ft.
25 International Drive, Windsor, CT*	Industrial building	57,200 sq. ft.
15 International Drive, East Granby, CT*	Industrial building	41,600 sq. ft.
14 International Drive, East Granby, CT*	Industrial building	40,100 sq. ft.
Other Properties
61 Chapel Road, Manchester, CT	Industrial building	307,700 sq. ft.
871 Nestle Way, Breinigsville, PA*	Industrial building	119,900 sq. ft.
1370 Blue Hills Avenue, Bloomfield, CT	Industrial building	30,700 sq. ft.

*
Included as collateral under one of Griffin's nonrecourse mortgages or Griffin's revolving line of credit.

        Griffin leases approximately 2,200 square feet in New York City for its executive offices.

        As with many companies engaged in real estate investment and development, Griffin holds its real estate portfolio subject to mortgage debt. See Note 12 to Griffin's consolidated financial statements for information concerning the mortgage debt associated with Griffin's properties.

ITEM 3.    LEGAL PROCEEDINGS.

        Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material to Griffin's financial position, results of operations or cash flows.

ITEM 4.    (REMOVED and RESERVED).

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on the NASDAQ Stock Market LLC:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2011	$33.05	$27.76	$33.25	$24.81	$33.50	$25.16	$30.99	$23.49
2010	$30.24	$25.40	$31.36	$27.07	$30.76	$24.30	$28.92	$24.44

        On February 7, 2012, the number of record holders of common stock of Griffin was approximately 248, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the NASDAQ Stock Market LLC on such date was $27.70 per share.

Dividend Policy

        In fiscal 2009, fiscal 2010 and fiscal 2011, Griffin declared a cash dividend of $0.10 per share for each quarter. In the 2011 fourth quarter, Griffin's Board of Directors decided to change Griffin's dividend policy for succeeding years. Beginning in fiscal 2012, rather than continuing to pay a quarterly dividend, Griffin will consider the payment of an annual dividend at the end of its fiscal year. This change will permit the Board to evaluate better both Griffin's prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	244,518	$29.79	268,421

Note: There are no equity compensation plans that were not approved by security holders.

 Stock Performance Graph

        The following graph compares the total percentage changes in the cumulative total stockholder return (assuming the reinvestment of dividends) on Griffin's Common Stock with the cumulative total return of the Russell 2000 Index from December 2, 2006 to December 3, 2011. It is assumed in the graph that the value of each investment was $100 at December 2, 2006. Griffin is not aware of any other company that substantially participates in both the landscape nursery and real estate businesses, and would, therefore, be suitable for comparison to Griffin as a "peer issuer" within Griffin's lines of business.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth selected statement of operations data for fiscal years 2007 through 2011 and balance sheet data as of the end of each fiscal year. The selected statement of operations financial data for fiscal 2009, fiscal 2010 and fiscal 2011 and the selected balance sheet financial data for fiscal 2010 and fiscal 2011 are derived from the audited consolidated financial statements included in Item 8 of this report. The selected financial data for fiscal 2007 and fiscal 2008 and the balance sheet data for fiscal 2009 were derived from the audited consolidated financial statements for those years.

	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$37,193	$33,987	$37,578	$44,175	$59,353
Operating (loss) profit	(225)	(4,019)	(6,224)	(10,682)	10,303
Gain on sale of Centaur Media common stock	—	—	—	—	2,873
(Loss) income from continuing operations	(2,997)	(5,015)	(6,049)	(7,962)	8,880
Income (loss) from discontinued operation (1)	523	528	536	(323)	(549)
Net (loss) income	(2,474)	(4,487)	(5,513)	(8,285)	8,331
Basic (loss) income per share from continuing operations	(0.58)	(0.98)	(1.19)	(1.57)	1.73
Basic income (loss) per share from discontinued operation (1)	0.10	0.10	0.10	(0.07)	(0.11)
Basic net (loss) income per share	(0.48)	(0.88)	(1.09)	(1.64)	1.62
Diluted (loss) income per share from continuing operations	(0.58)	(0.98)	(1.19)	(1.57)	1.69
Diluted income (loss) per share from discontinued operation (1)	0.10	0.10	0.10	(0.07)	(0.11)
Diluted net (loss) income per share	(0.48)	(0.88)	(1.09)	(1.64)	1.58
Balance Sheet Data:
Total assets	176,675	183,151	188,736	181,675	206,803
Working capital	21,439	24,400	35,533	33,723	61,541
Long-term debt (including current portion)	61,181	63,037	62,598	48,516	49,695
Stockholders' equity	103,305	109,067	114,746	121,160	138,903
Cash dividends declared per common share	0.40	0.40	0.40	0.40	0.10

(1)
Reflects the results of the 308,000 square foot warehouse facility in Manchester, Connecticut that is reflected as a discontinued operation in all periods presented. The sale of this facility closed on January 31, 2012.

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

          Inventories:    In applying the principle of the lower of cost or market using the average cost method for nursery stock, management must estimate the future recoverability of certain parts of the inventory that have not matured as planned. Such estimates are based on the physical characteristics of the nursery stock in question, potential sales outlets and sales pricing.

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

Summary

        On January 31, 2012, Griffin Land closed on the sale of its fully leased 308,000 square foot warehouse building in Manchester, Connecticut. The facility was sold for $16.0 million in cash, and Griffin Land expects to record a gain on this transaction, before taxes, of approximately $3.0 million in the 2012 first quarter. In the 2011 fourth quarter, Griffin Land gave notice to the lessee that leased the entire building that Griffin Land was exercising the put option under its lease to sell the building to the lessee. Accordingly, under generally accepted accounting principles in the United States of America, the Manchester warehouse was classified as real estate held for sale on Griffin's consolidated balance sheet as of December 3, 2011 and the results of operations of this property are reported as a discontinued operation for all periods presented.

        Griffin incurred a net loss of approximately $2.5 million in fiscal 2011 as compared to a net loss of approximately $4.5 million in fiscal 2010. Griffin incurred a loss from continuing operations of $3.0 million in fiscal 2011 as compared to a loss from continuing operations of $5.0 million in fiscal 2010. The lower loss from continuing operations in fiscal 2011 as compared to fiscal 2010 principally reflects fiscal 2011 having a lower consolidated operating loss and lower interest expense than fiscal 2010, partially offset by fiscal 2011 having lower investment income and a lower income tax benefit than fiscal 2010. The operating results of the Manchester warehouse, reported as a discontinued operation, net of tax, were $0.5 million in fiscal 2011, which is essentially unchanged as compared to fiscal 2010.

        Griffin had a consolidated operating loss of approximately $0.2 million in fiscal 2011 as compared to a consolidated operating loss of approximately $4.0 million in fiscal 2010, reflecting an increase of approximately $3.8 million in operating profit at Griffin Land in fiscal 2011 as compared to fiscal 2010 and a decrease of approximately $0.1 million in Imperial's operating loss in fiscal 2011 as compared to fiscal 2010, partially offset by an increase of approximately $0.1 million in Griffin's general corporate expense in fiscal 2011 as compared to fiscal 2010. The increase in operating profit at Griffin Land in fiscal 2011 was principally due to higher gains from property sales. The lower operating loss incurred by Imperial in fiscal 2011 principally reflects a gain on insurance recoveries in fiscal 2011, which more than offset lower gross profit in fiscal 2011 as compared to fiscal 2010. Investment income decreased by approximately $0.1 million in fiscal 2011 as compared to fiscal 2010 principally due to the timing of dividend income from Centaur Media plc ("Centaur Media"). Interest expense decreased approximately $0.3 million in fiscal 2011 as compared to fiscal 2010 due to lower outstanding borrowings in fiscal 2011 as compared to fiscal 2010. The lower income tax benefit in fiscal 2011 as compared to fiscal 2010 reflects the lower pretax loss in fiscal 2011 and the effect of state income taxes in fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010

        Griffin's consolidated total revenue increased from approximately $34.0 million in fiscal 2010 to approximately $37.2 million in fiscal 2011. The net increase of approximately $3.2 million reflects an increase of approximately $4.3 million in revenue at Griffin Land, partially offset by a decrease of approximately $1.1 million in revenue at Imperial.

        Total revenue at Griffin Land increased from approximately $17.9 million in fiscal 2010 to $22.2 million in fiscal 2011. The increase of approximately $4.3 million reflects an increase in revenue from property sales of $3.5 million and a net increase in rental revenue of approximately $0.8 million. The net increase in rental revenue reflects: (a) approximately $1.1 million of rental revenue in fiscal 2011 from space that was vacant for the entirety of fiscal 2010 or for a portion of fiscal 2010; (b) approximately $0.3 million of other revenue, including $0.1 million in connection with an agreement to terminate early a tenant's lease of approximately 10,000 square feet of industrial space; partially offset by (c) an approximately $0.6 million reduction in rental revenue as a result of leases that expired and were not renewed. The approximately 10,000 square feet of industrial space that was vacated in connection with the lease being terminated early was leased to a new tenant immediately upon the termination of the existing lease.

        A summary of the square footage of Griffin Land's real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of November 27, 2010	2,540,000	2,029,000	80%
As of December 3, 2011	2,540,000	2,044,000	80%

        The slight increase in square footage leased as of December 3, 2011 as compared to November 27, 2010 reflects two new leases that were completed in fiscal 2011 for a total of approximately 29,000 square feet of previously vacant office/flex space, partially offset by a reduction of approximately 14,000 square feet of office/flex space from tenants that reduced their spaces as leases expired. One such tenant reduced its space in connection with a lease extension while another tenant reduced its space when the lease terminated, but that tenant remains on a month-to-month basis. In fiscal 2011, Griffin Land renewed several leases of industrial space aggregating approximately 207,000 square feet and three leases of office/flex space aggregating approximately 46,000 square feet. All of the leases that were renewed were scheduled to expire in fiscal 2011, except for leases of approximately 23,000 square feet of industrial space and approximately 9,000 square feet of office/flex space that were scheduled to expire in 2012. Market activity for industrial and office/flex space has been slow over the past three years, but in the early part of fiscal 2011, Griffin Land had an increase in market activity, as evidenced by an increase in requests for proposals, particularly for office/flex space, from prospective tenants. The momentum from the increased market activity early in fiscal 2011 did not continue into the latter part of the year and, therefore, did not result in a substantial amount of new leasing.

        Griffin Land had property sales revenue of $4.0 million in fiscal 2011 as compared to property sales revenue of approximately $0.5 million in fiscal 2010. Property sales revenue in fiscal 2011 reflected $3.0 million from the sale of approximately 165 acres of undeveloped land in Suffield and Granby, Connecticut and two smaller sales of undeveloped land for a total of $1.0 million. Property sales occur periodically and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

        Imperial's landscape nursery business is highly seasonal, with spring sales included in its second quarter (March through May) historically comprising the majority of Imperial's annual sales. Net sales and other revenue at Imperial decreased from approximately $16.1 million in fiscal 2010 to approximately $15.0 million in fiscal 2011. The lower net sales in fiscal 2011 as compared to fiscal 2010 principally reflects a change in the product mix available for sale in fiscal 2011 as compared to fiscal 2010 and a 2.0% decrease in unit sales volume in fiscal 2011 as compared to fiscal 2010. When factoring in the size of units sold, the decrease in sales volume from fiscal 2010 to fiscal 2011 was 12%. The change in product mix available for sale in fiscal 2011 reflects an increase in smaller size plants that have longer bloom times which provide more color, such as perennials, and a decrease in larger size plants, particularly rhododendron. The reduction in sales of larger size plants reflects planned reductions in production of these products over the two previous years, which due to the longer growing cycles of the larger plants, first affected the quantity of plants available for sale in fiscal 2011. Smaller size plants generally have lower selling prices, which contributed to the decrease in net sales from fiscal 2010 to fiscal 2011. The changes in product mix were made to bring Imperial's inventory level and plant varieties offered for sale more in line with expected demand, particularly for the garden center customer segment, which generally has more favorable gross margins on sales as compared to sales made to other customer segments. Net sales to Imperial's garden center customer segment increased from 53.6% in fiscal 2010 to 60.0% in fiscal 2011. Partially offsetting the decrease in net sales and other revenue from lower volume and the product mix shift to smaller size plants was improved pricing. Discount levels were reduced in fiscal 2011 as compared to fiscal 2010 mostly due to there being a better matching of Imperial's inventory with demand, which reduced the need to discount heavily certain items.

        Griffin's consolidated operating loss, including general corporate expense, was approximately $0.2 million in fiscal 2011, as compared to a consolidated operating loss, including general corporate expense, of approximately $4.0 million in fiscal 2010. Griffin Land's operating profit was approximately $6.5 million in fiscal 2011 as compared to approximately $2.7 million in fiscal 2010. Imperial incurred an operating loss of approximately $2.7 million in fiscal 2011, as compared to an operating loss of approximately $2.8 million in fiscal 2010. Griffin's general corporate expense increased to approximately $4.1 million in fiscal 2011 from approximately $4.0 million in fiscal 2010.

        Operating profit at Griffin Land in fiscal 2011 and fiscal 2010 was as follows:

	Fiscal 2011	Fiscal 2010
	(amounts in thousands)
Rental revenue	$18,183	$17,438
Costs related to rental revenue excluding depreciation and amortization expense (a)	(6,911)	(6,296)

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	11,272	11,142

Revenue from property sales	4,000	466
Costs related to property sales	(458)	(209)

Gain from property sales	3,542	257

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	14,814	11,399

General and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses (a)	(2,596)	(2,526)
Acquisition expenses	—	(301)

Total general and administrative expenses excluding depreciation and amortization expense(a)	(2,596)	(2,827)

Profit before depreciation and amortization expense (a)	12,218	8,572
Depreciation and amortization expense related to costs of rental revenue	(5,652)	(5,808)
Depreciation and amortization expense-other	(18)	(24)

Operating profit	$6,548	$2,740

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

          Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased from approximately $11.1 million in fiscal 2010 to approximately $11.3 million in fiscal 2011. The net increase of approximately $0.8 million in rental revenue was substantially offset by a net increase of approximately $0.6 million in costs related to rental revenue excluding depreciation and amortization expense. The increase in costs related to rental revenue excluding depreciation and amortization expenses reflects an increase of approximately $0.4 million in building operating expenses, due principally to higher snow removal expenses, and an increase of approximately $0.2 million in real estate taxes. Griffin Land's general and administrative expenses excluding depreciation and amortization expense were approximately $0.2 million lower in fiscal 2011 as compared to fiscal 2010. Fiscal 2010 included approximately $0.3 million of acquisition expenses that were not incurred in fiscal 2011. Partially offsetting the change in acquisition expenses was an increase in general and administrative expenses of approximately $0.1 million in fiscal 2011. Depreciation and amortization expense at Griffin Land decreased slightly in fiscal 2011 as compared to fiscal 2010, due principally to certain tenant improvements becoming fully depreciated in fiscal 2011.

          Imperial's operating losses in fiscal 2011 and 2010 were as follows:

	Fiscal 2011	Fiscal 2010
	(amounts in thousands)
Net sales and other revenue	$15,010	$16,083
Cost of goods sold	(14,685)	(15,430)

Gross profit	325	653
Selling, general and administrative expenses	(3,581)	(3,414)
Gain on insurance recoveries	571	—

Operating loss	$(2,685)	$(2,761)

          The slightly lower operating loss at Imperial in fiscal 2011 as compared to fiscal 2010 principally reflects the gain on insurance recoveries of approximately $0.6 million in fiscal 2011, substantially offset by an approximately $0.3 million decrease in gross profit and an approximately $0.2 million increase in selling, general and administrative expenses. The decrease in gross profit reflects: (a) an approximately $0.2 million increase in fiscal 2011 of charges for plant losses and to increase reserves for unsaleable inventories as compared to such charges in fiscal 2010; and (b) a decrease of approximately $0.2 million principally from lower sales volume and lower gross margins on sales from Imperial's Connecticut farm.

        Cost of goods sold in fiscal 2011 includes charges of $1.4 million, as compared to a charge of $1.0 million in fiscal 2010. The charges of $1.4 million in fiscal 2011 include: (a) approximately $0.5 million to increase inventory reserves for plant disease issues, mostly due to boxwood plants that became infected with boxwood blight, a fungal disease, in the fiscal 2011 fourth quarter; (b) approximately $0.4 million for plant disposals in excess of expected amounts and to increase inventory reserves for plants that will be sold below cost as seconds; (c) $0.3 million from plants lost due to the collapse, from snow load during the 2011 first quarter, of some of Imperial's hoop houses in which the plants were stored; and (d) $0.2 million for worker's compensation charges from prior year policies related to the Florida farm. Included in the charge to increase inventory reserves for the diseased boxwood plants is approximately $0.3 million to reserve for Imperial's entire crop of field grown boxwood starter plants that would have been transplanted into containers to complete their growth to saleable size. The loss of Imperial's boxwood field grown starter plants may hamper Imperial's ability to continue to have boxwood plants available for sales over the next few years in the quantities Imperial was expecting. The inventory charge in fiscal 2010 was for plant losses that resulted from changes in plant fertilization methods made in that year. However, the extremely hot and dry weather during the 2010 summer combined with the additional fertilizer negatively affected certain plant varieties. The gross margin on sales from Imperial's Connecticut farm (excluding the effect of the inventory charges in each year) decreased from 10.1% in fiscal 2010 to 9.6% in fiscal 2011. The lower gross margins on sales from Imperial's Connecticut farm reflected higher costs, including higher plant costs and higher shipping costs, partially offset by improved pricing.

        Imperial's selling, general and administrative expenses increased from approximately $3.4 million in fiscal 2010 to approximately $3.6 million in fiscal 2011. The increase of approximately $0.2 million principally reflects an increase of $0.1 million in severance costs related to a reduction in personnel at the end of fiscal 2011 and a net increase of $0.1 million in all other selling, general and administrative expenses.

        Griffin's general corporate expense increased from approximately $4.0 million in fiscal 2010 to approximately $4.1 million in fiscal 2011, principally due to increases of approximately $0.1 million in salary expense and $0.1 million in stock option expense, partially offset by a decrease of approximately $0.1 million in expense for Griffin's non-qualified deferred compensation plan. The increase in stock option expense principally reflects the expense associated with stock options granted in the 2011 first quarter. The lower expense of the non-qualified deferred compensation plan reflects lower general stock market performance in fiscal 2011 as compared to fiscal 2010, which is reflected in the value of participants' balances.

        Griffin's consolidated interest expense decreased from approximately $4.5 million in fiscal 2010 to approximately $4.2 million in fiscal 2011. The lower interest expense reflects Griffin's average outstanding debt being approximately $62.2 million in fiscal 2011 as compared to approximately $65.1 million in fiscal 2010. The lower average debt principally reflects there not being any borrowings outstanding under Griffin's revolving line of credit in fiscal 2011 as compared to $2.5 million of borrowings outstanding under Griffin's revolving line of credit during most of fiscal 2010, and lower balances on Griffin Land's nonrecourse mortgages in fiscal 2011 as compared to fiscal 2010, reflecting the payment of mortgage principal since the end of fiscal 2010.

        Griffin's investment income decreased from approximately $0.3 million in fiscal 2010 to approximately $0.2 million in fiscal 2011 due principally to lower dividend income from Centaur in fiscal 2011. The lower dividend income from Centaur Media reflects a change in the timing of dividends by Centaur Media.

        Griffin's effective income tax benefit rate was 28.3% in fiscal 2011 as compared to 38.6% in fiscal 2010. The lower effective income tax benefit rate in fiscal 2011 principally reflects the effect of a preference tax of approximately $0.1 million payable to the state of Connecticut and approximately

$0.3 million from a change in management's judgment that lowered expected tax benefits to be realized in future years.

        As of December 3, 2011 Griffin has a federal net operating loss carryforward of approximately $8.4 million. Griffin believes that it is more likely than not that its federal net operating loss carryforward will be realized, therefore, the related deferred tax asset is considered more likely than not to be realized and a valuation allowance is not required. Griffin recorded a valuation allowance for a portion of its deferred tax assets related to certain state net operating losses to reduce such deferred tax assets to the amount considered more likely than not to be realized. Griffin holds a significant amount of appreciated assets, which could be used in tax planning strategies to realize the benefit of its net operating loss carryforwards before they expire.

Fiscal 2010 Compared to Fiscal 2009

        Griffin's consolidated total revenue decreased from approximately $37.6 million in fiscal 2009 to approximately $34.0 million in fiscal 2010. The decrease in revenue of approximately $3.6 million reflects an approximately $6.0 million decrease in revenue at Imperial partially offset by an approximately $2.4 million increase in revenue at Griffin Land.

        Total revenue at Griffin Land increased from approximately $15.5 million in fiscal 2009 to approximately $17.9 million in fiscal 2010. The increase of approximately $2.4 million was due to an increase of approximately $1.9 million in rental revenue and property sales revenue of approximately $0.5 million in fiscal 2010. There were no property sales in fiscal 2009. The increase in rental revenue reflects: (a) approximately $1.7 million from leasing new space in Griffin Land's real estate portfolio, including a full year of rental revenue in fiscal 2010 as compared to a partial year of rental revenue in fiscal 2009 from the 304,000 square foot building in Tradeport that was completed and placed in service in the 2009 third quarter, and the 120,000 square foot industrial building in Breinigsville, Pennsylvania acquired during the 2010 first quarter; and (b) approximately $0.9 million from leasing previously vacant space in fiscal 2010; partially offset by (c) an approximately $0.7 million reduction in rental revenue as a result of leases that expired and were not renewed.

        Tenant activity for industrial and office space in Griffin's markets remained weak throughout fiscal 2010. Despite the weak market activity in fiscal 2010, Griffin Land entered into several new leases for approximately 81,000 square feet of previously vacant office/flex space and a short-term lease for approximately 11,000 square feet of previously vacant industrial space, while leases for an aggregate of approximately 76,000 square feet of mostly industrial space expired in fiscal 2010 and were not renewed. A summary of the square footage of Griffin Land's real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased*	Percentage Leased
As of November 28, 2009	2,420,000	1,893,000	78%
As of November 27, 2010	2,540,000	2,029,000	80%

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

        Partially offsetting the effect on net sales and other revenue of the shutdown of the Florida farm was an increase of approximately $1.3 million of net sales from Imperial's Connecticut farm in fiscal 2010 as compared to fiscal 2009, reflecting an approximate 9% increase in unit sales volume partially offset by an approximate 2% decrease in pricing. The increase in sales from Imperial's Connecticut farm was mostly due to higher sales to Imperial's independent garden center customer segment, and is attributed, in part, to favorable spring weather in Imperial's markets and to lower pricing of Imperial's products. Management believes that the lower pricing in fiscal 2010 was required to meet competitive pricing pressures in a market in which we believe there was excess product available. Overall sales in the landscape nursery business were negatively impacted by the weak economy and significant slowdown in new commercial and residential construction. Management believes that at the end of fiscal 2010 there remained an oversupply of landscape nursery product available in the marketplace. In 2010, two competitors of Imperial announced their intention to exit the business of growing landscape nursery plants, and at least two other growers that compete, to an extent, with Imperial, were in bankruptcy proceedings.

        Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $4.0 million in fiscal 2010 as compared to a consolidated operating loss, including general corporate expense, of approximately $6.2 million in fiscal 2009. The lower operating loss in fiscal 2010 as compared to fiscal 2009 reflects an increase of approximately $1.3 million in operating profit at Griffin Land and a decrease of approximately $0.9 million in the operating loss incurred by Imperial. Griffin's general corporate expense of approximately $4.0 million in fiscal 2010 was essentially unchanged as compared to fiscal 2009.

        Operating profit at Griffin Land in fiscal 2010 and fiscal 2009 was as follows:

	Fiscal 2010	Fiscal 2009
	(amounts in thousands)
Rental revenue	$17,438	$15,509
Costs related to rental revenue excluding depreciation and amortization expense (a)	(6,296)	(6,464)

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	11,142	9,045

Revenue from property sales	466	—
Costs related to property sales	(209)	—

Gain from property sales	257	—

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	11,399	9,045

General and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses (a)	(2,526)	(2,516)
Acquisition expenses	(301)	—

Total general and administrative expenses excluding depreciation and amortization expense(a)	(2,827)	(2,516)

Profit before depreciation and amortization expense (a)	8,572	6,529
Depreciation and amortization expense related to costs of rental revenue	(5,808)	(5,101)
Depreciation and amortization expense-other	(24)	(32)

Operating profit	$2,740	$1,396

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

        Griffin Land's general and administrative expenses excluding depreciation and amortization expense in fiscal 2010 increased by approximately $0.3 million over fiscal 2009 due to approximately $0.3 million of acquisition expenses incurred for the purchase of the 120,000 square foot industrial building that closed in the 2010 first quarter. There were no acquisitions in fiscal 2009. Depreciation and amortization expense at Griffin Land increased from approximately $5.1 million in fiscal 2009 to approximately $5.8 million in fiscal 2010. The increase of approximately $0.7 million principally reflects a full year in fiscal 2010 of depreciation and amortization expense related to the Tradeport industrial building placed in service in the 2009 third quarter and the 120,000 square foot industrial building purchased in the 2010 first quarter.

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

        Included in fiscal 2010 cost of goods sold is a $1.0 million inventory charge for crop losses that resulted from changes in the plant fertilization methods made in fiscal 2010. These changes were made to improve plant quality and reduce growing costs. However, the extremely hot and dry weather during the 2010 summer combined with additional fertilizer applied to the inventory negatively affected some plant varieties, particularly rhododendron and certain other broadleaf evergreens. The crop losses incurred in fiscal 2010 did not have a significant impact on net sales in fiscal 2011 as most of the units lost would generally not have become saleable until the latter part of fiscal 2011 after the peak spring selling season, but will result in fewer plants available for sale in fiscal 2012. Imperial has purchased some inventory from other growers to replace a portion of the plants lost, but a majority of the plants lost due to the fertilizing change were not replaced. In fiscal 2009, Imperial incurred a charge of

$2.1 million for inventory losses, reflecting a higher than expected level of disposals of unsaleable product, increases to inventory reserves because the carrying cost of certain inventories exceeded their net realizable values and the writeoff of certain inventories that will no longer be sold due to changes in product mix.

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

        Griffin's effective income tax benefit rate was 38.6% for fiscal 2010, as compared to 36.8% for fiscal 2009. The higher effective tax benefit rate in fiscal 2010 reflects a higher benefit from state income taxes due to changes in apportionment factors in certain states in fiscal 2010 as compared to fiscal 2009.

Off Balance Sheet Arrangements

        Griffin does not have any off balance sheet arrangements.

Liquidity and Capital Resources

        In fiscal 2011, Griffin had net cash provided by operating activities of approximately $1.4 million as compared to net cash provided by operating activities of approximately $10.7 million in fiscal 2010. Net cash provided by operating activities in fiscal 2010 included approximately $0.5 million of cash generated from the liquidation of short-term investments. Excluding the cash generated by the liquidation of short-term investments, Griffin had net cash provided by operating activities of approximately $10.2 million in fiscal 2010. The decrease in net cash provided by operating activities in fiscal 2011, as compared to fiscal 2010, reflects the inclusion in fiscal 2010 of approximately $6.7 million of cash from an income tax refund that was received in the 2010 fourth quarter, and a reduction of approximately $3.8 million in Imperial's inventories in fiscal 2010 as compared to a $0.6 million reduction in Imperial's inventories in fiscal 2011. The lower reduction of inventory at Imperial in fiscal 2011 as compared to fiscal 2010 principally reflects fiscal 2010 being impacted by Imperial's efforts to reduce inventory levels to be more in line with expected customer demand. In addition, inventory purchases by Imperial in fiscal 2011 were higher as compared to fiscal 2010 principally due to purchases of product related to the change in Imperial's product mix and product purchased to replace some of the inventory that did not mature to saleable sizes in past years. The decrease in net cash provided by operating activities in fiscal 2011, as compared to fiscal 2010, also reflects timing of collections, as accounts receivable was essentially unchanged in fiscal 2011 as compared to a decrease of approximately $1.0 million in fiscal 2010.

        In fiscal 2011, net cash provided by investing activities was approximately $0.8 million as compared to net cash used in investing activities of approximately $9.0 million in fiscal 2010. The net cash provided by investing activities in fiscal 2011 principally reflects net cash proceeds of approximately $3.9 million from property sales in fiscal 2011, partially offset by approximately $2.8 million of spending on tenant improvements related to new leases and lease renewals in the current year and additional development costs for Griffin Land's real estate assets and approximately $0.3 million of additions to property and equipment, principally for purchases of equipment at Imperial. The net cash used in investing activities in fiscal 2010 principally reflected approximately $5.4 million paid for the acquisition of the fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania and approximately $4.3 million of additions to Griffin's real estate assets, including approximately $1.8 million to acquire undeveloped land in Pennsylvania. The total purchase price of the building was approximately $6.4 million, of which approximately $1.0 million was paid as a deposit in fiscal 2009. The total cost to acquire the undeveloped land was approximately $2.1 million, of which approximately $0.3 million was paid as a deposit in fiscal 2009. Net cash used in investing activities in fiscal 2010 also included proceeds from property sales of approximately $0.9 million and approximately $0.1 million for purchases of equipment at Imperial.

        Net cash used in financing activities was approximately $4.0 million in fiscal 2011 as compared to approximately $1.5 million in fiscal 2010. The net cash used in financing activities in fiscal 2011 reflects approximately $2.1 million for quarterly dividend payments on Griffin's common stock, approximately $1.9 million for payments of principal on Griffin Land's nonrecourse mortgages and approximately $0.3 million for debt issuance costs related to Griffin's new revolving credit agreement (see below), partially offset by approximately $0.2 million of cash received from the exercise of stock options. The net cash used in financing activities in fiscal 2010 included approximately $4.5 million of proceeds from borrowings, including approximately $4.3 million from a new nonrecourse mortgage with First Niagara Bank (formerly NewAlliance Bank) on the 120,000 square foot industrial building in Breinigsville, Pennsylvania that was acquired in fiscal 2011 and approximately $0.2 million from the final borrowings under a construction to permanent mortgage loan with Berkshire Bank on a warehouse building in New England Tradeport. In addition, Griffin received approximately $0.4 million of cash from the exercise of stock options in fiscal 2010. The proceeds from financings and the cash received from the exercise of stock options in fiscal 2010 were more than offset by approximately $2.0 million for quarterly dividend payments on Griffin's common stock, approximately $4.1 million for payments of principal on Griffin Land's nonrecourse mortgages and Griffin's revolving credit agreement and approximately $0.3 million of debt issuance costs.

        In the 2011 fourth quarter, Griffin's Board of Directors decided that beginning in fiscal 2012, Griffin, rather than continuing to pay a quarterly dividend, will consider the payment of an annual dividend at the end of its fiscal year. This change will permit the Board to evaluate better both Griffin's prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend.

        On April 28, 2011, Griffin closed on a new $12.5 million revolving line of credit with Doral Bank (the "2011 Credit Line") that replaced the $10 million revolving line of credit with Doral Bank that was originally scheduled to expire on March 1, 2011, but was extended until the 2011 Credit Line was completed. The 2011 Credit Line has a two year term with a company option for a third year and interest at the higher of prime plus 1.5% or 5.875%. The 2011 Credit Line is collateralized by the same properties that collateralized the expiring revolving line of credit plus a 40,000 square foot office building in Griffin Center South that was previously unencumbered. In fiscal 2011, there were no borrowings under the 2011 Credit Line or the $10 million revolving line of credit that expired during the year.

        Griffin's 6.08% nonrecourse mortgage due January 1, 2013 requires that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage be no less than 1.25 (the "debt service coverage covenant"). On December 14, 2011, the debt service coverage covenant for the twelve months ended December 31, 2011 was waived by the bank as Griffin would not have been in compliance at that measurement date. Griffin is required to meet the debt service coverage covenant for the twelve months ending December 31, 2012.

        On January 31, 2012, Griffin Land closed on the sale of its 308,000 square foot warehouse building in Manchester, Connecticut to an affiliate of Raymour & Flanigan ("Raymour"), the tenant that leases the entire building. In the 2011 fourth quarter, Griffin Land gave notice to Raymour that Griffin Land was exercising the put option under its lease with Raymour to sell the facility to Raymour for $16.0 million. This property generated cash from operating activities of approximately $1.3 million and $1.2 million in fiscal 2011 and fiscal 2010, respectively. There were no investing or financing cash flows related to this property in fiscal 2011 and fiscal 2010. The proceeds from the sale were put in escrow to potentially be used in a Section 1031 like-kind exchange for income tax purposes. If such a transaction is not completed within the time limits of Section 1031, the escrowed funds will be released to Griffin.

        As previously reported, Griffin Land has an agreement to sell its remaining twenty-one residential lots in Stratton Farms, a residential development in Suffield, Connecticut, to a privately owned homebuilder. If the homebuilder elects to exercise its option to purchase the remaining lots, Griffin Land would receive proceeds of approximately $2.5 million, which were scheduled annually for the fourth quarters of fiscal 2011, fiscal 2012 and fiscal 2013. In the 2011 fourth quarter, Griffin and the homebuilder agreed to postpone for one year the scheduled purchase dates for the remaining lots. The buyer's failure to complete any scheduled purchase according to the revised schedule would terminate the buyer's option. There is no assurance that this potential land sale transaction will be completed under the current terms of the agreement, or at all.

        Griffin's payments (including principal and interest) under contractual obligations as of December 3, 2011 are as follows:

	Total	Due Within One Year	Due From 1 - 3 Years	Due From 3 - 5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$79.2	$5.7	$16.5	$27.5	$29.5
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	0.1	—	—	—
Operating Lease Obligations	0.4	0.2	0.2	—	—
Purchase Obligations (1)	4.5	4.5	—	—	—
Other (2)	2.6	—	—	—	2.6

	$86.8	$10.5	$16.7	$27.5	$32.1

(1)
Includes obligations for the development of Griffin Land's properties and the purchase of plants and raw materials by Imperial.

(2)
Includes Griffin's deferred compensation plan and other postretirement benefit liabilities.

        In the 2011 third quarter, Griffin Land started site work on its 51 acre parcel of undeveloped land in the Lehigh Valley that was acquired in fiscal 2010. Griffin Land also started work on offsite improvements required for Griffin Land to fully develop this site. The site work being done will prepare the site for construction of the two industrial buildings that Griffin Land expects to build on this parcel. In the 2012 first quarter, Griffin started construction, on speculation, of a 228,000 square foot industrial building on that site. The building shell is expected to be ready for occupancy in the 2012 third quarter. Griffin Land expects to spend approximately $9.7 million in the first half of fiscal 2012 on this project. Griffin Land may also commence construction of a new building on any of its undeveloped land if it is able to secure a tenant for a build-to-suit facility. In the 2011 fourth quarter, Griffin Land started site remediation work and required offsite improvements for Meadowood, its residential development in Simsbury, Connecticut. Griffin Land expects to spend approximately $1.5 million on this work in fiscal 2012.

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

        As of December 3, 2011, Griffin had cash and cash equivalents of approximately $7.4 million. Management believes that its cash and cash equivalents, proceeds from the sale of the Manchester, Connecticut warehouse and borrowing capacity under the 2011 Credit Line will be sufficient to meet Griffin's liquidity needs over the next twelve months. Over the long-term, management believes that in addition to its cash and cash equivalents, borrowing capacity under the 2011 Credit Line, cash generated from operations, including property sales, and proceeds from other nonrecourse mortgage placements on its properties would be sufficient to meet Griffin's seasonal working capital needs, the continued investment in Griffin's real estate assets and payment of dividends on its common stock, when and if declared by the Board of Directors. After the sale of the Manchester, Connecticut warehouse, Griffin Land's real estate portfolio includes five buildings aggregating approximately 411,000 square feet that are not mortgaged. Griffin also expects to continue to seek to purchase either or both land and buildings in markets principally outside of the Hartford, Connecticut area. Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

        The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the construction and leasing of additional facilities in the real estate business, development of the 51 acre land parcel acquired in fiscal 2010, completion of land sales under contract, approval of proposed residential subdivisions, the ability to obtain additional mortgage financing, or Griffin's anticipated future liquidity. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

        For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin's mortgage interest rates and related principal payment requirements are described in Note 12 to the consolidated financial statements.

        For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of December 3, 2011 Griffin had a total of approximately $19.8 million of variable rate debt outstanding, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rate on that debt. There were no other variable rate borrowings outstanding as of December 3, 2011.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin's cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.

        Griffin does not have foreign currency exposure in operations. Griffin does have an investment in a public company, Centaur Media plc based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates involving the UK pound sterling. A 10% decrease in the foreign currency exchange rate at December 3, 2011 would have resulted in an approximately $0.3 million reduction of the fair value of that investment.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009
Rental revenue and property sales	$22,183	$17,904	$15,509
Landscape nursery net sales and other revenue	15,010	16,083	22,069

Total revenue	37,193	33,987	37,578

Costs related to rental revenue and property sales	13,021	12,313	11,565
Costs of landscape nursery sales and other revenue	14,685	15,430	21,570

Total costs of goods sold and costs related to rental revenue and property sales	27,706	27,743	33,135

Gross profit	9,487	6,244	4,443
Selling, general and administrative expenses	10,283	10,263	10,667
Gain on insurance recoveries	(571)	—	—

Operating loss	(225)	(4,019)	(6,224)
Interest expense	(4,167)	(4,456)	(3,522)
Investment income	210	302	182

Loss before income tax benefit	(4,182)	(8,173)	(9,564)
Income tax benefit	1,185	3,158	3,515

Loss from continuing operations	(2,997)	(5,015)	(6,049)
Income from discontinued operation, net of tax	523	528	536

Net loss	$(2,474)	$(4,487)	$(5,513)

Basic net loss per common share:
Loss from continuing operations	$(0.58)	$(0.98)	$(1.19)
Income from discontinued operation	0.10	0.10	0.10

Basic net loss per common share	$(0.48)	$(0.88)	$(1.09)

Diluted net loss per common share:
Loss from continuing operations	$(0.58)	$(0.98)	$(1.19)
Income from discontinued operation	0.10	0.10	0.10

Diluted net loss per common share	$(0.48)	$(0.88)	$(1.09)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Dec. 3, 2011	Nov. 27, 2010
ASSETS
Current Assets
Cash and cash equivalents	$7,431	$9,260
Accounts receivable, less allowance of $131 and $148	1,717	1,673
Inventories, net	13,695	15,528
Deferred income taxes	614	439
Other current assets	4,932	4,235

Total current assets	28,389	31,135
Real estate assets, net	116,295	130,830
Real estate held for sale, net	12,989	1,208
Deferred income taxes	3,045	1,142
Available for sale securities—Investment in Centaur Media plc	3,005	5,102
Property and equipment, net	2,248	2,363
Other assets	10,704	11,371

Total assets	$176,675	$183,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,700	$1,742
Accounts payable and accrued liabilities	3,954	3,587
Deferred revenue	1,296	1,406

Total current liabilities	6,950	6,735
Long-term debt	59,481	61,295
Other noncurrent liabilities	6,939	6,054

Total liabilities	73,370	74,084

Commitments and Contingencies (Note 18)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,521,170 and 5,510,503 shares issued, respectively, and 5,134,204 and 5,123,537 shares outstanding, respectively	55	55
Additional paid-in capital	106,370	105,620
Retained earnings	11,284	15,811
Accumulated other comprehensive (loss) income, net of tax	(978)	1,007
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)

Total stockholders' equity	103,305	109,067

Total liabilities and stockholders' equity	$176,675	$183,151

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Fiscal Years Ended December 3, 2011, November 27, 2010 and November 28, 2009

(dollars in thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Total Comprehensive Loss
Balance at November 29, 2008	5,455,382	$55	$103,997	$29,888	$646	$(13,426)	$121,160
Exercise of employee stock options, including tax benefit of $174	24,020	—	486	—	—	—	486
Stock-based compensation	—	—	366	—	—	—	366
Dividends declared, $0.40 per share	—	—	—	(2,033)	—	—	(2,033)
Net actuarial loss and prior service cost for other postretirement benefits, net of tax	—	—	—	—	(53)	—	(53)	$(53)
Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(486)	—	(486)	(486)
Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	819	—	819	819
Net loss	—	—	—	(5,513)	—	—	(5,513)	(5,513)

Balance at November 28, 2009	5,479,402	55	104,849	22,342	926	(13,426)	114,746	$(5,233)

Exercise of employee stock options	31,101	—	379	—	—	—	379
Stock-based compensation	—	—	392	—	—	—	392
Dividends declared, $0.40 per share	—	—	—	(2,044)	—	—	(2,044)
Net actuarial gain and prior service cost for other postretirement benefits, net of tax	—	—	—	—	188	—	188	$188
Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(448)	—	(448)	(448)
Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	341	—	341	341
Net loss	—	—	—	(4,487)	—	—	(4,487)	(4,487)

Balance at November 27, 2010	5,510,503	55	105,620	15,811	1,007	(13,426)	109,067	$(4,406)

Exercise of employee stock options	10,667	—	186	—	—	—	186
Stock-based compensation	—	—	564	—	—	—	564
Dividends declared, $0.40 per share	—	—	—	(2,053)	—	—	(2,053)
Net actuarial loss and prior service cost for other postretirement benefits, net of tax	—	—	—	—	(35)	—	(35)	$(35)
Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(588)	—	(588)	(588)
Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(1,362)	—	(1,362)	(1,362)
Net loss	—	—	—	(2,474)	—	—	(2,474)	(2,474)

Balance at December 3, 2011	5,521,170	$55	$106,370	$11,284	$(978)	$(13,426)	$103,305	$(4,459)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009
Operating activities:
Net loss	$(2,474)	$(4,487)	$(5,513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,761	7,039	6,517
Gain on sale of properties	(3,542)	(257)	—
Provision for inventory losses	1,187	284	1,366
Deferred income taxes	(976)	(2,487)	2,959
Stock based compensation expense	564	392	366
Amortization of debt issuance costs	277	280	222
Loss (income) from equity investments	7	(2)	(7)
Provision (credit) for bad debts	1	(22)	109
Proceeds from sales of trading securities—short-term investments	—	454	8,094
Change in unrealized gains on trading securities	—	—	76
Changes in assets and liabilities:
Accounts receivable	(45)	1,030	(719)
Inventories	646	3,761	3,408
Income taxes receivable	(18)	6,348	(4,554)
Other current assets	(680)	(587)	127
Accounts payable and accrued liabilities	(154)	252	(1,107)
Deferred revenue	(397)	(110)	(103)
Other noncurrent assets and liabilities, net	253	(1,223)	(718)

Net cash provided by operating activities	1,410	10,665	10,523

Investing activities:
Proceeds from sale of properties, net of expenses	3,939	877	412
Additions to real estate assets	(2,832)	(4,319)	(16,968)
Additions to property and equipment	(264)	(149)	(83)
Investment in Novalis LLC	(60)	—	—
Building acquisition	—	(5,440)	—
Deposits for purchase of real estate held for sale or lease	—	—	(1,236)

Net cash provided by (used in) investing activities	783	(9,031)	(17,875)

Financing activities:
Dividends paid to stockholders	(2,052)	(2,041)	(2,031)
Payments of debt	(1,894)	(4,085)	(8,693)
Debt issuance costs	(262)	(300)	(841)
Exercise of stock options	186	379	344
Proceeds from debt	—	4,524	22,775
Tax benefit of options exercised	—	—	174

Net cash (used in) provided by financing activities	(4,022)	(1,523)	11,728

Net (decrease) increase in cash and cash equivalents	(1,829)	111	4,376
Cash and cash equivalents at beginning of year	9,260	9,149	4,773

Cash and cash equivalents at end of year	$7,431	$9,260	$9,149

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

  Fiscal Year

        Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal year 2011 contained 53 weeks and ended on December 3, 2011. Fiscal years 2010 and 2009 each contained 52 weeks and ended on November 27, 2010 and November 28, 2009, respectively.

  Cash and Cash Equivalents

        Cash equivalents are composed of highly liquid investments with a maturity of three months or less at the date of purchase, and are recorded at fair value. At both December 3, 2011 and November 27, 2010, $175 of the cash and cash equivalents included on Griffin's consolidated balance sheets were held in the form of money market funds invested in U.S. Treasury obligations.

  Investments

        Griffin's investment in the common stock of Centaur Media plc ("Centaur Media") is accounted for as an available-for-sale security under Financial Accounting Standards Board ("FASB") ASC 320-10, whereby increases or decreases in the fair value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, net of income taxes, are recorded as a component of other comprehensive income (loss).

        Griffin's investment in Shemin Nurseries Holding Corp. ("SNHC") is accounted for under the cost method of accounting for investments and is included in other assets on Griffin's consolidated balance sheets (see Note 9).

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

  Real Estate Assets

        Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with FASB ASC 805-10, they are recorded at fair value. Interest, property taxes, insurance and other costs directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalized costs are recorded as part of the asset to which they relate and are amortized over the asset's useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Repair and maintenance costs are expensed as incurred.

        Griffin classifies a property as "held for sale" when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year or the property is under a contract to be sold; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as "held for sale." When a property classified as held for sale has separate cash inflows and outflows, its operations, including any interest expense directly attributable to it, are classified as a discontinued operation in Griffin's consolidated statement of operations, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. Depreciation of assets ceases upon designation of a property as "held for sale."

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

        Griffin also reviews annually, as well as when conditions may indicate, the recoverability of its development costs, including expected remediation costs on projects that are included in real estate assets. To the extent that the carrying value exceeds the fair value of a project, including development costs, an impairment loss would be recorded.

        There were no impairment losses recorded in the fiscal years ended December 3, 2011, November 27, 2010 and November 28, 2009.

  Revenue and Gain Recognition

        In the landscape nursery business, sales and the related costs of sales are recognized upon shipment of products. Sales returns are not material. All amounts billed to customers for shipping and handling are included in net sales and the costs of shipping and handling are included in costs of sales.

        In the real estate business, revenue includes rental revenue from Griffin Land's commercial and industrial properties and proceeds from property sales other than those that are reported as a discontinued operation. Rental revenue is accounted for on a straight line basis over the applicable lease term in accordance with the Lease Topic, FASB ASC 840-10, "Leases." Gains on property sales are recognized in accordance with the Property, Plant, and Equipment—Real Estate Sales Topic, FASB ASC 360-20, based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

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

        Griffin evaluates each tax position taken in its tax returns and recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. Griffin has analyzed its federal and significant state filing positions with respect to FASB ASC 740-10, "Income Taxes." Griffin's federal income tax return for fiscal 2009 has been examined by the Internal Revenue Service and the return was accepted as filed. Examinations of Griffin's fiscal 2009, fiscal 2008 and fiscal 2007 New York state income tax returns and Griffin's fiscal 2007 Connecticut state income tax return are currently being performed. The periods subject to examination for Griffin's significant state return, which is Connecticut, are fiscal 2007 through fiscal 2010. Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that would result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to FASB ASC 740-10.

        Griffin's policy for recording interest and penalties, related to uncertain tax positions, is to record such items as part of its provision for federal and state income taxes.

  Goodwill and Other Intangible Assets

        Griffin accounts for intangible assets in accordance with FASB ASC 350-10 "Intangibles—Goodwill and Other." Griffin does not have any goodwill on its balance sheet. Griffin's other intangible assets consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. These intangible assets were recorded in connection with Griffin's acquisitions of real estate assets. Amortization of the value of in-place leases, included in costs related to rental revenue, is on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants, included in costs related to rental revenue, is on a straight-line basis over the lease terms and anticipated renewal periods. These intangible assets are included in other assets on Griffin's consolidated balance sheets, and as nonfinancial assets measured on a nonrecurring basis, were not subject to FASB ASC 820-10, "Fair Value Measurements and Disclosures" as of December 3, 2011.

  Environmental Matters

        Environmental expenditures related to land are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. There were no liabilities recorded related to environmental assessments of Griffin's land holdings as of December 3, 2011 and November 27, 2010.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Interest Rate Swap Agreements

        As of December 3, 2011, Griffin is a party to two interest rate swap agreements to hedge interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applied FASB ASC 815-10, "Derivatives and Hedging," ("ASC 815-10") which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin's consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

  Conditional Asset Retirement Obligations

        Griffin accounts for its conditional asset retirement obligations in accordance with FASB ASC 410-10, "Asset Retirement and Environmental Obligations," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The conditional asset retirement obligations relate principally to tobacco barns and other structures on Griffin's land holdings that contain asbestos, primarily in roofing materials. These structures remain from the tobacco growing operations of former affiliates of Griffin, are not material to Griffin's operations and do not have any book value.

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Income (Loss) Per Share

        Basic income (loss) per common share is calculated by dividing income (loss) by the weighted average number of common shares outstanding during the year. The calculation of diluted income (loss) per common share reflects adjusting Griffin's outstanding shares assuming the exercise of all potentially dilutive Griffin stock options.

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

        Imperial's inventory and sales are subject to risk from adverse weather conditions, such as drought or excessive rain and disease. The landscape nursery business is highly seasonal, with the majority of sales occurring in the spring (Griffin's fiscal second quarter). Adverse weather during the peak spring selling season could impact landscape nursery sales.

        Griffin Land and Imperial conduct business based on periodic evaluations of their customers' financial condition. Imperial does not require collateral from its customers. Griffin Land does obtain security deposits from certain tenants. These evaluations require significant judgment and are based on multiple sources of information such as historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. Although no single customer of Imperial accounted for more than 10% of Imperial's total net sales in fiscal 2011, fiscal 2010 and fiscal 2009, Imperial's ten largest customers, including mass merchandisers, accounted for 20%, 25% and 24% of Imperial's total net sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Management expects that a small number of customers will continue to account for a significant portion of Imperial's net sales over the next several years. A significant amount of sales to independent garden centers are made through cooperative buying organizations. In fiscal 2011, approximately 23% of Imperial's net sales were made through buying cooperatives, with 15% of Imperial's total net sales made through one buying cooperative. The loss of one of Imperial's larger customers or the inability to collect accounts receivable from one of Imperial's larger customers or a large buying cooperative could have an adverse effect on Imperial.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

        Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, which established accounting and reporting standards for derivative instruments and hedging activities. This accounting guidance required Griffin to recognize all derivatives as either assets or liabilities in its consolidated balance sheets and to measure those instruments at fair value. The estimated fair value is based primarily on projected future swap rates.

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

        Griffin's cash equivalents generally consist of overnight investments that are not significantly exposed to interest rate risk.

  Reclassifications

        Certain prior year balances have been reclassified to conform to the current year's presentation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. Griffin's significant estimates include the allowance for doubtful accounts receivable, inventory reserves, classification and valuation of investments, impairment evaluation of long-lived assets, deferred income taxes, derivative financial instruments, revenue and gain recognition, and assumptions used in determining stock compensation.

  Recent Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures," which requires new disclosures and provides clarification of existing disclosures about fair value measurements. More specifically, this update requires: (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The update was effective for Griffin in the 2011 second quarter, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements will be effective for Griffin in fiscal 2012. The adoption of this guidance did not have a material impact on Griffin's consolidated financial statements.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurement," which aligns disclosures related to fair value between U.S. GAAP and International Financial Reporting Standards. The standards update includes changes to the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and changes to the disclosure of information about fair value measurements. More specifically, the changes clarify the intent of the FASB regarding the application of existing fair value measurements and disclosures as well as changing some particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This update will be effective for Griffin in the 2012 second quarter. Griffin is evaluating the impact that the application of this update will have on its consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Comprehensive Income," which amends the presentation of comprehensive income and facilitates the convergence of U.S. GAAP and International Financial Reporting Standards. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance will be effective for Griffin in the 2012 second quarter. The adoption of this guidance will affect the presentation of the consolidated statements of operations and the consolidated statements of changes in stockholders' equity but will not have a material effect on Griffin's financial position or results of operations.

2. Discontinued Operation

        In the fiscal 2011 fourth quarter, Griffin Land gave notice to the tenant, an affiliate of Raymour & Flanigan ("Raymour"), in its warehouse building in Manchester, Connecticut that Griffin Land was exercising the put option under its lease with Raymour to sell the Manchester facility to Raymour for $16.0 million. Accordingly, the building is classified as real estate held for sale on Griffin's consolidated balance sheet as of December 3, 2011. The operating results of the Manchester facility are reflected as a discontinued operation in Griffin's consolidated statements of operations for all periods presented. Rental revenue from the Manchester, Connecticut warehouse was $1,632, $1,624 and $1,621 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Operating profit for the Manchester, Connecticut facility was $897, $872 and $864 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

        On January 31, 2012, Griffin closed on the sale of the Manchester warehouse and expects to record a gain on this transaction in the 2012 first quarter (see Notes 7 and 19).

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

	For the Fiscal Years Ended,
	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009
Net sales and other revenue
Rental revenue and property sales	$22,183	$17,904	$15,509
Landscape nursery net sales and other revenue	15,010	16,083	22,069

	$37,193	$33,987	$37,578

Operating profit (loss)
Real estate	$6,548	$2,740	$1,396
Landscape nursery	(2,685)	(2,761)	(3,636)

Industry segment totals	3,863	(21)	(2,240)
General corporate expense	(4,088)	(3,998)	(3,984)

Operating loss	(225)	(4,019)	(6,224)
Interest expense	(4,167)	(4,456)	(3,522)
Investment income	210	302	182

Loss before income tax benefit	$(4,182)	$(8,173)	$(9,564)

        The above table reflects the net sales and other revenue and operating loss included in continuing operations on Griffin's consolidated statements of operations. Operating results of the Manchester, Connecticut warehouse in Griffin's real estate business are reported as a discontinued operation on Griffin's consolidated statements of operations.

        Revenue of the real estate segment in fiscal 2011 and fiscal 2010 includes property sales revenue of $4,000 and $466, respectively. The real estate segment had no revenue from property sales in fiscal 2009. Revenue of the real estate segment in fiscal 2011, fiscal 2010 and fiscal 2009 also includes other miscellaneous revenue of $219, $86, and $126, respectively. Interest expense in fiscal 2011, fiscal 2010 and fiscal 2009 includes $3,951, $3,982 and $3,008, respectively, of interest on nonrecourse mortgage loans of the real estate segment.

        Included in other revenue of the landscape nursery segment in fiscal 2011, fiscal 2010 and fiscal 2009 is $474, $482 and $177, respectively, of revenue from the rental of Imperial's Quincy, Florida location (see Facility Shutdown in Note 16).

	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009
Identifiable assets
Real estate	$140,409	$144,458	$139,681
Landscape nursery	21,303	22,662	28,238

Industry segment totals	161,712	167,120	167,919
General corporate	14,963	16,031	20,817

Total assets	$176,675	$183,151	$188,736

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Industry Segment Information (Continued)

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009
Real estate	$3,232	$9,797	$16,505	$6,091	$6,252	$5,575
Landscape nursery	249	106	78	669	786	936

Industry segment totals	3,481	9,903	16,583	6,760	7,038	6,511
General corporate	1	1	—	1	1	6

Total	$3,482	$9,904	$16,583	$6,761	$7,039	$6,517

        Depreciation and amortization expense related to the Manchester, Connecticut warehouse included in the above table in fiscal 2011, fiscal 2010 and fiscal 2009 was $420, $420 and $444, respectively. There were no capital expenditures related to this property in fiscal 2011, fiscal 2010 and fiscal 2009.

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

  Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities. Griffin's available-for-sale securities are considered Level 1 within the fair value hierarchy.

  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 liabilities include Griffin's two interest rate swap derivatives (see Note 12). The fair values of Griffin's interest rate swap derivative instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data. These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

  On January 8, 2010, Griffin closed on the acquisition of a 120,000 square foot industrial building located in Breinigsville, Pennsylvania (see Note 7). The acquisition was accounted for in accordance with FASB ASC 805-10 whereby the assets acquired were recorded at their fair values. The fair value of the real estate assets acquired was based upon an independent appraisal, which

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Fair Value (Continued)

  included the utilization of publicly available data for similar properties. Therefore, Griffin categorized the real estate assets acquired as Level 2 within the fair value hierarchy.

  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. As of December 3, 2011 and November 27, 2010, Griffin's consolidated balance sheets include acquired intangible assets related to the building acquisition in Breinigsville, Pennsylvania. These assets are comprised of the value of the in-place lease and the associated tenant relationship. Griffin derived these values at the date of acquisition based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the leasing of vacant space and other data contained in the independent appraisal. Therefore, Griffin categorized the acquired intangible assets related to this transaction as Level 3 within the fair value hierarchy.

        During fiscal 2011, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are Griffin's financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	December 3, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$3,005	$—	$—

Interest rate swap liabilities	$—	$2,415	$—

	November 27, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$5,102	$—	$—

Interest rate swap liabilities	$—	$1,481	$—

        The carrying and estimated fair values of Griffin's financial instruments are as follows:

	December 3, 2011		November 27, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$7,431	$7,431	$9,260	$9,260
Available-for-sale securities	3,005	3,005	5,102	5,102
Financial liabilities:
Mortgage debt	$61,135	$63,294	$62,999	$65,277
Interest rate swaps	2,415	2,415	1,481	1,481

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

        At December 3, 2011 and November 27, 2010, the fair values of Griffin's fixed rate mortgages were approximately $43.5 million and approximately $45.1 million, respectively. The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for similar loans and the credit worthiness of Griffin.

        The fair values of Griffin's nonfinancial assets related to the building acquisition in Breinigsville, Pennsylvania on January 8, 2010, the acquisition date, are listed below. There were no liabilities assumed in connection with this acquisition. These assets were initially recorded at fair value but will not be re-measured at fair value unless the assets are deemed to be impaired.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate assets	$—	$5,381	$—

Intangible assets	$—	$—	$1,019

5. Gain on Insurance Recoveries

        In the 2011 first quarter, snow load from winter storms caused the collapse of some of Imperial's hoop houses and, as a result, some of the plants stored in those hoop houses became unsaleable. A charge of $300 is included in costs of landscape nursery sales in fiscal 2011 for the book value of the inventory that became unsaleable. There was no charge to earnings related to the damage to the hoop houses because they were fully depreciated prior to fiscal 2011. Insurance proceeds of $479, related to the hoop house damage, were received and are reflected as a gain on insurance recovery on Griffin's fiscal 2011 consolidated statement of operations (see Note 10).

        In the 2011 fourth quarter, an unusually early snowstorm at Imperial's farm damaged a portion of Imperial's inventory. There was no damage to Imperial's buildings or equipment, but inventory with a carrying cost of approximately $352 became either completely unsaleable or saleable only as seconds quality plants. Imperial filed an insurance claim and received proceeds of $444 for the inventory damage sustained. Accordingly, a gain of $92 is included in gain on insurance recoveries on Griffin's fiscal 2011 consolidated statement of operations.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Inventories

        Inventories consist of:

	Dec. 3, 2011	Nov. 27, 2010
Nursery stock	$12,739	$14,347
Materials and supplies	956	1,181

	$13,695	$15,528

        In fiscal 2011, a charge of $1,187 is included in costs of landscape nursery sales and is comprised of the following: (a) $517 to reserve for plants with disease issues, mostly for boxwood plants that became unsaleable in the 2011 fourth quarter after being infected with boxwood blight, a fungal disease; (b) $370 to increase inventory reserves for plants that became unsaleable or will be sold below cost as seconds; and (c) $300 for plants lost due to the collapse, from snow load during the 2011 first quarter, of some of Imperial's hoop houses in which the plants were stored.

        In fiscal 2010, a charge of $1,000 is included in costs of landscape nursery sales for plant losses that resulted from changes in plant fertilization methods made in fiscal 2010. Those changes were made to improve plant quality and reduce growing costs. However, the extremely hot and dry weather during the 2010 summer combined with the additional fertilizer applied to the inventory negatively affected certain plant varieties, particularly rhododendron and certain other broadleaf evergreens.

        Although all inventories are classified as a current asset based upon industry practice, approximately $6.9 million of the inventory at December 3, 2011 is not currently expected to be sold within twelve months of the balance sheet date.

7. Real Estate Assets

        Real estate assets consist of:

	Estimated Useful Lives	December 3, 2011	November 27, 2010
Land		$10,435	$12,521
Land improvements	10 to 30 years	14,037	14,007
Buildings and improvements	10 to 40 years	117,120	128,437
Tenant improvements	Shorter of useful life or terms of related lease	14,104	13,922
Development costs		12,464	10,108

		168,160	178,995
Accumulated depreciation		(51,865)	(48,165)

		$116,295	$130,830

        On January 8, 2010, Griffin Land closed on the purchase of a 120,000 square foot industrial building in Breinigsville, Pennsylvania. Griffin Land paid $6.4 million in cash for the building, including approximately $1.0 million paid as a deposit in the 2009 fourth quarter. The building is located in a

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Real Estate Assets (Continued)

major industrial area of Pennsylvania's Lehigh Valley and is currently under a full building lease to Olympus Corporation of the Americas ("Olympus"). Griffin Land incurred approximately $0.3 million of acquisition costs on the purchase of this building, which are included in selling, general and administrative expenses on Griffin's consolidated statement of operations in fiscal 2010. Subsequent to the purchase of this building, Griffin Land completed a lease amendment with Olympus that extends the lease term through 2025. On January 29, 2010, Griffin closed on a $4.3 million nonrecourse mortgage on this building (see Note 12). This was Griffin Land's first real estate purchase outside of the Hartford, Connecticut market, where Griffin Land's core real estate holdings are located.

        Based on an independent appraisal of the building acquired, Griffin determined that the fair value of the assets acquired approximated the purchase price. Of the $6.4 million purchase price, approximately $5.4 million represented the fair value of the real estate assets and approximately $1.0 million represented the fair value of the acquired intangible assets, comprised of the value of the in-place lease at the time of purchase and a tenant relationship intangible asset. The intangible assets are included in other assets on Griffin's consolidated balance sheet.

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

        Included in real estate assets, net as of December 3, 2011 and November 27, 2010 was $2,161 and $2,458, respectively, reflecting the net book value of Imperial's Florida farm that was shut down during fiscal 2009 and is being leased to another landscape nursery grower (see Notes 15 and 16).

        Griffin capitalized interest in fiscal 2011 and fiscal 2009 of $134 and $181, respectively. There was no capitalized interest in fiscal 2010. Total depreciation expense related to real estate assets in fiscal 2011, fiscal 2010 and fiscal 2009 was $5,632, $5,837 and $5,024, respectively.

        Real estate assets held for sale consist of:

	Estimated Useful Lives	December 3, 2011	November 27, 2010
Land		$1,911	$57
Land improvements	10 to 30 years	4	—
Buildings and improvements	10 to 40 years	11,855	—
Development costs		1,151	1,151

		14,921	1,208
Accumulated depreciation		(1,932)	—

		$12,989	$1,208

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Real Estate Assets (Continued)

        At November 27, 2010, real estate assets were disaggregated for note disclosure purposes between assets held for lease and assets held for sale of $122,924 and $9,114, respectively. Assets presented as held for sale within the above table for 2010 included assets held for sale and assets held for development with the ultimate expectation that they would be sold. In fiscal 2011, assets considered as held for development and previously presented within the held for sale caption are now presented within the broader category of Real Estate Assets and, accordingly, Real Estate Held for Sale consists only of assets held for sale as described under Real Estate Assets in Note 1, Summary of Significant Accounting Policies. As of December 3, 2011, prior year amounts have been reclassified to conform to the current presentation.

        On January 31, 2012, Griffin Land closed on the sale of its warehouse building in Manchester, Connecticut to an affiliate of Raymour & Flanigan ("Raymour"), the tenant that leases the entire building. In the 2011 fourth quarter, Griffin Land gave notice to Raymour that Griffin Land was exercising the put option under its lease with Raymour to sell the facility to Raymour for $16.0 million. Griffin Land expects to record a gain on this sale in the 2012 first quarter. Accordingly, the building, which had a carrying cost of approximately $11.8 million at December 3, 2011 was classified as real estate held for sale as of December 3, 2011.

8. Intangible Assets

        Griffin's intangible assets relate to the fiscal 2010 acquisition of an industrial building, the fiscal 2007 acquisition of a warehouse building and the fiscal 2003 acquisition of a controlling interest in a joint venture that owned two multi-story office buildings. The intangible assets consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. At December 3, 2011 and November 27, 2010, intangible assets of $1,055 and $1,233, respectively, net of accumulated amortization of $776 and $598, respectively, are included in other assets on Griffin's consolidated balance sheets. Amortization expense in fiscal 2011, fiscal 2010 and fiscal 2009 was $178, $185 and $180, respectively. Estimated amortization expense over each of the next five fiscal years is $179, $179, $179, $179 and $77.

9. Investments

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Investments (Continued)

        Investment income for fiscal 2011, fiscal 2010 and fiscal 2009 consists of:

	For the Fiscal Years Ended,
	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009
Interest and dividend income from investments	$217	$300	$144
Net realized gains on the sales of short-term investments	—	—	107
Change in net unrealized gains on short-term investments	—	—	(76)
(Loss) income on equity investments	(7)	2	7

	$210	$302	$182

  Centaur Media plc

        Griffin's investment in the common stock of Centaur Media is accounted for as an available-for-sale security under FASB ASC 320. Accordingly, changes in the value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive income (see Note 14). Griffin reported dividend income from Centaur Media of $169, $227 and $37 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

        As of December 3, 2011, the cost, gross unrealized gain and fair value of Griffin's investment in Centaur Media were $2,677, $328 and $3,005, respectively. As of November 27, 2010, the cost, gross unrealized gain and fair value of Griffin's investment in Centaur Media were $2,677, $2,425 and $5,102, respectively.

  Shemin Nurseries Holding Corp.

        Griffin holds an approximate 14% equity interest in SNHC, which operates a landscape nursery distribution business through its subsidiary. Griffin accounts for its investment in SNHC under the cost method of accounting for investments. Griffin's investment in SNHC is approximately $0.3 million as of December 3, 2011 and is included in other assets on Griffin's consolidated balance sheet.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Property and Equipment

        Property and equipment consist of:

	Estimated Useful Lives	Dec. 3, 2011	Nov. 27, 2010
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,842	1,842
Machinery and equipment	3 to 20 years	12,129	11,849

		15,969	15,689
Accumulated depreciation		(13,721)	(13,326)

		$2,248	$2,363

        Total depreciation expense related to property and equipment in fiscal 2011, fiscal 2010 and fiscal 2009 was $417, $508 and $911, respectively.

        In the 2011 first quarter, as a result of winter storms, some of Imperial's hoop houses collapsed and a portion of the plants stored in the damaged hoop houses became unsaleable. There was no charge to earnings for the damaged hoop houses because they were fully depreciated prior to the start of fiscal 2011. A gain on insurance recovery of $479 related to insurance proceeds received for the damaged hoop houses is included in Griffin's fiscal 2011 consolidated statement of operations (see Note 5).

11. Income Taxes

        The income tax benefit (expense) on continuing operations for fiscal 2011, fiscal 2010 and fiscal 2009 is summarized as follows:

	For the Fiscal Years Ended,
	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009
Current federal	$6	$327	$6,146
Current state and local	(113)	—	—
Deferred federal	1,534	2,497	(3,040)
Deferred state and local	(242)	334	409

Total income tax benefit	$1,185	$3,158	$3,515

        The 2011 state and local income tax expense, net of federal tax effect, principally reflects $113 for a current preference tax payable to the state of Connecticut and approximately $99 of deferred tax expense due to a change in management's judgment that lowered the expected tax benefits to be realized in future years resulting from revised Connecticut alternative base tax estimates and issues raised in a Connecticut audit of a prior return.

        Griffin did not recognize a current tax benefit in fiscal 2011 or fiscal 2010 from the exercise of employee stock options. Griffin recognized a current tax benefit of $174 in fiscal 2009 from the exercise of employee stock options. As of December 3, 2011, Griffin has an unrecognized tax benefit of $1,104

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Income Taxes (Continued)

for the effect of employee stock options exercised in fiscal years 2006 to 2011. Additionally, there were no adjustments to deferred tax assets for exercises and forfeitures of non-qualified stock options in fiscal 2011 and fiscal 2010. In fiscal 2009, the deferred tax asset related to non-qualified stock options was reduced by $32 as a result of exercises and forfeitures on those options.

        Other comprehensive income includes deferred tax (expense) benefit in fiscal years 2011, 2010 and 2009 related to the mark to market adjustments on the investment in Centaur Media, in the amounts of $735, ($146) and ($422), respectively; the measurement of the funded status of the defined postretirement plan in the amounts of $21, ($116) and $31, respectively; and the fair value adjustment of Griffin's cash flow hedges in the amounts of $346, $263 and $284, respectively.

        The differences between income tax benefits at the United States statutory income tax rates and the actual income tax benefits on continuing operations for fiscal 2011, fiscal 2010 and fiscal 2009 are as follows:

	For the Fiscal Years Ended,
	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009
Tax benefit at statutory rate	$1,464	$2,861	$3,347
State and local taxes, including valuation allowance, net of federal tax effect	(230)	217	266
Permanent items	(3)	(2)	(3)
Other	(46)	82	(95)

Total income tax benefit	$1,185	$3,158	$3,515

        Included in the results of the discontinued operation are income tax expense of $374, $344 and $328 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

        The income tax benefits in fiscal 2011, fiscal 2010 and fiscal 2009 include the recording of valuation allowances on certain state deferred tax assets for state net operating losses of Imperial. The effect on the income tax benefit for the valuation allowance in fiscal 2011 was a credit of $23, less federal income tax expense of $8. The effect on the income tax benefit for the valuation allowance in fiscal 2010 and fiscal 2009 were charges of $50 and $64, respectively, less federal income tax benefits of $22 and $21, respectively. The establishment of the valuation allowance reflects management's determination that it is more likely than not that Imperial will not generate sufficient taxable income in the future to fully utilize the state NOLs.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Income Taxes (Continued)

        The significant components of Griffin's deferred tax assets and deferred tax liabilities are as follows:

	Dec. 3, 2011	Nov. 27, 2010
Deferred tax assets:
Federal net operating loss credit carryforwards	$2,924	$2,574
State net operating loss credit carryforwards	1,153	1,407
Retirement benefit plans	1,054	922
Cash flow hedges	893	547
Inventories	766	573
Investment in Centaur Media plc	737	2
Deferred revenue	672	834
Non-qualified stock options	487	330
Investment in Shemin Nurseries Holding Corp.	436	436
Conditional asset retirement obligations	117	133
Allowance for doubtful accounts receivable	51	58
Other	416	370

Total deferred tax assets	9,706	8,186
Valuation allowance	(290)	(305)

Net deferred tax assets	9,416	7,881

Deferred tax liabilities:
Real estate assets	(4,393)	(5,036)
Deferred rent	(966)	(853)
Prepaid insurance	(166)	(159)
Property and equipment	(118)	(147)
Other	(114)	(105)

Total deferred tax liabilities	(5,757)	(6,300)

Net total deferred tax assets	$3,659	$1,581

        Deferred income taxes included in the accompanying consolidated balance sheets at December 3, 2011 and November 27, 2010 are classified as follows:

	December 3, 2011			November 27, 2010
	Current	Noncurrent	Total	Current	Noncurrent	Total
Asset	$824	$8,592	$9,416	$635	$7,246	$7,881
Liability	(210)	(5,547)	(5,757)	(196)	(6,104)	(6,300)

	$614	$3,045	$3,659	$439	$1,142	$1,581

        At December 3, 2011, Griffin had a federal net operating loss carryforwards of $8.4 million, of which $1.0 million was generated in fiscal 2011 and $7.4 million was generated in fiscal 2010, which expire in twenty years and nineteen years, respectively. Although realization is not assured, Griffin has

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Income Taxes (Continued)

concluded that its deferred tax asset related to its federal net operating loss carryforward is more likely than not to be realized based on available evidence, including the existence of a sufficient amount of appreciated assets held by Griffin. Accordingly, a valuation allowance on Griffin's federal net operating loss carryfoward was determined to be unnecessary as of December 3, 2011.

        At December 3, 2011, Griffin had state net operating loss carryforwards of approximately $31.2 million, principally in Connecticut, with expirations ranging from eleven to twenty years. Management has determined that a valuation allowance is required for NOLs in certain states (other than Connecticut) related to Imperial. Realization of the tax benefits related to the Connecticut state net operating losses, which were not subject to valuation allowances, and the state effective tax rates at which those benefits will be realized is dependent upon future results of operations. Differences between forecasted and actual future operating results could adversely impact Griffin's ability to realize tax benefits from Connecticut state net operating losses. Therefore, the deferred tax assets relating to Connecticut state net operating loss carryforwards could be reduced in the future if estimates of future taxable income are changed. Although realization of these deferred tax assets is not assured, Griffin believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize those deferred tax assets.

12. Long-Term Debt

        Long-term debt includes:

	Dec. 3, 2011	Nov. 27, 2010
Nonrecourse mortgages:
6.08%, due January 1, 2013	$6,926	$7,190
6.30%, due May 1, 2014	453	635
5.73%, due August 1, 2015	19,368	19,758
8.13%, due April 1, 2016	4,232	4,547
7.0%, due October 1, 2017	6,220	6,444
Variable rate mortgage, due February 1, 2019*	11,609	11,845
Variable rate mortgage, due August 1, 2019*	8,176	8,333
5.25%, due January 28, 2020	4,151	4,247

Total nonrecourse mortgages	61,135	62,999
Revolving line of credit	—	—
Capital leases	46	38

Total	61,181	63,037
Less: current portion	(1,700)	(1,742)

Total long-term debt	$59,481	$61,295

*
Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Long-Term Debt (Continued)

        The annual principal payment requirements under the terms of the mortgage loans for the fiscal years 2012 through 2016 are $1,681, $8,371, $1,692, $19,440 and $3,741, respectively. The aggregate book value of land and buildings that are collateral for the mortgage loans was approximately $63.7 million at December 3, 2011. The aggregate book value of land and buildings that are collateral for the revolving line of credit was approximately $12.3 million at December 3, 2011.

        On April 28, 2011, Griffin closed on a new $12.5 million revolving line of credit (the "2011 Credit Line") with Doral Bank. This 2011 Credit Line replaced the $10 million revolving line of credit with Doral Bank that was originally scheduled to expire on March 1, 2011, but was extended until the 2011 Credit Line was completed. The 2011 Credit Line has a two year term with a company option for a third year and interest at the higher of prime plus 1.5% or 5.875%. The 2011 Credit Line is collateralized by the same properties that collateralized the expired revolving line of credit plus a 40,000 square foot office building in Griffin Center South that was previously unencumbered. In fiscal 2011, there were no outstanding borrowings under the $10 million revolving line of credit that expired during the period or under the new 2011 Credit Line.

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

        Through January 31, 2010, the variable rate mortgage due February 1, 2019 with Berkshire Bank (the "Berkshire Bank Loan") functioned as a construction loan, with Griffin Land drawing funds as construction progressed on a new warehouse in New England Tradeport ("Tradeport"), Griffin Land's industrial park in Windsor and East Granby, Connecticut. The interest rate during the construction period of the loan was the greater of 2.75% above the thirty day LIBOR rate or 4%. Payments during that period were for interest only. On February 1, 2010, the Berkshire Bank Loan converted to a nine-year nonrecourse mortgage collateralized by the new warehouse facility, with monthly payments of principal and interest starting on March 1, 2010, based on a twenty-five year amortization schedule. At the time Griffin closed the Berkshire Bank Loan, Griffin also entered into an interest rate swap agreement with the bank for a notional principal amount of $12 million at inception to fix the interest rate at 6.35% for the final nine years of the loan. Payments under the swap agreement commenced on March 1, 2010 and will continue monthly until February 1, 2019, which is also the termination date of the Berkshire Bank Loan.

        Griffin is also party to an interest rate swap agreement related to its nonrecourse mortgage, due on August 1, 2019, on four industrial buildings in Tradeport. Griffin accounts for both of its interest rate swap agreements as effective cash flow hedges (see Note 4). No ineffectiveness on the cash flow hedges was recognized as of December 3, 2011 and none is anticipated over the term of the agreements. Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. Neither of the interest rate swap

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Long-Term Debt (Continued)

agreements contains any credit risk related contingent features. In fiscal 2011, fiscal 2010 and fiscal 2009, Griffin recognized losses on its interest rate swap agreements of $934, $711 and $770, respectively, (included in other comprehensive income), before taxes. In fiscal 2011, fiscal 2010 and fiscal 2009, the losses recognized on the effective portion of the interest rate swap agreements were $730, $575 and $87, respectively. As of December 3, 2011, $608 is expected to be reclassified over the next twelve months from other comprehensive income to interest expense. As of December 3, 2011 and November 27, 2010, the fair values of Griffin's interest rate swap liabilities were $2,415 and $1,481, respectively, and are included in other noncurrent liabilities on Griffin's consolidated balance sheets.

        Griffin Land's 6.08% nonrecourse mortgage due January 1, 2013, requires that the ratio of the net operating income, as defined in the mortgage agreement, of the buildings that collateralize the mortgage, to the debt service of the mortgage be no less than 1.25 (the "debt service coverage covenant"). On December 14, 2011, the debt service coverage covenant for the twelve-month period ended December 31, 2011 was waived by the bank as Griffin would not have been in compliance at the measurement date. Griffin is required to meet the debt service coverage covenant for the twelve-month period ending December 31, 2012.

        Future minimum lease payments under capital leases held by Griffin as lessee, principally for transportation equipment, and the present value of such payments as of December 3, 2011 were:

2012	$20
2013	14
2014	10
2015	5
2016	1

Total minimum lease payments	50
Less: amounts representing interest	(4)

Present value of minimum lease payments (a)	$46

(a)
Includes current portion of $19 at December 3, 2011.

        At December 3, 2011 and November 27, 2010, machinery and equipment included assets subject to capital leases with Griffin as lessee amounting to $58 and $59, respectively, which is net of accumulated amortization of $440 and $427 at December 3, 2011 and November 27, 2010, respectively. Amortization expense relating to capital leases in fiscal 2011, fiscal 2010 and fiscal 2009 was $39, $59 and $72, respectively.

13. Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2011, fiscal 2010 and fiscal 2009 were $146, $132 and $167, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Retirement Benefits (Continued)

  Deferred Compensation Plan

        Griffin maintains a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Griffin's liability under its Deferred Compensation Plan at December 3, 2011 and November 27, 2010 was $2,165 and $1,853, respectively. These amounts are included in other noncurrent liabilities on Griffin's consolidated balance sheets. The expense for Griffin's matching benefit to the Deferred Compensation Plan in fiscal 2011, fiscal 2010 and fiscal 2009 was $31, $32 and $32, respectively.

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

  Postretirement Benefits

        Griffin maintains a postretirement benefits program that provides principally health and life insurance benefits to certain of its employees. Only those employees who were employed by Griffin's predecessor company as of December 31, 1993 are eligible to participate in the postretirement benefits program. The liability for postretirement benefits is included in other noncurrent liabilities on Griffin's consolidated balance sheets.

        Griffin accounts for postretirement benefits in accordance with FASB ASC 715-10, "Compensation—Retirement Benefits." This guidance requires recognition of the funded status on Griffin's consolidated balance sheet of its postretirement benefits program. The effect of FASB ASC 715-10 in fiscal 2011 and fiscal 2009 was an increase in noncurrent liabilities of $56 and $84, respectively, and decreases of $35 and $53, respectively, after tax, in accumulated other comprehensive income. The effect in fiscal 2010 was a decrease in noncurrent liabilities of $304 and an increase of $188, after tax, in accumulated other comprehensive income.

        Griffin's liability for postretirement benefits, as determined by the plan's actuary, is shown below. The program's liability is unfunded.

	Dec. 3, 2011	Nov. 27, 2010
Change in benefit obligation:
Benefit obligation at beginning of year	$389	$676
Actuarial loss (gain)	56	(304)
Interest cost	18	30
Service cost	10	16
Benefits paid	(1)	(5)
Amortization of actuarial gain	(46)	(24)

Benefit obligation at end of year	$426	$389

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Retirement Benefits (Continued)

        Approximately $39 of the estimated net actuarial gain will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2012.

        Griffin's liability for postretirement benefits as of December 3, 2011 and November 27, 2010 is attributed to the following:

	Dec. 3, 2011	Nov. 27, 2010
Amounts recognized in the consolidated balance sheets consist of:
Retirees	$19	$20
Fully eligible active participants	184	157
Other active participants	223	212

Liability for postretirement benefits	$426	$389

        The components of Griffin's postretirement benefits expense (income) are as follows:

	For the Fiscal Years Ended,
	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009
Service cost	$10	$16	$16
Interest	18	30	40
Amortization of actuarial gain	(46)	(24)	(27)
Curtailment gain	—	—	(65)

Total (income) expense	(18)	22	(36)
Other changes in benefit obligations recognized in other comprehensive loss:
Actuarial loss (gain)	56	(304)	84

Total recognized in net periodic benefit expense (income) and other comprehensive loss	$38	$(282)	$48

        The curtailment gain in fiscal 2009 resulted from the shutdown of Imperial's Florida farm.

        An assumed health care cost trend of 7.7% has been utilized for the next year, with an ultimate assumed rate of 4.5% being reached in 2027. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	14	(12)

        Discount rates of 4.50% and 5.23% were used to compute the accumulated postretirement benefit obligations at December 3, 2011 and November 27, 2010, respectively. The discount rates used are based on the spot rate of the Citigroup Pension Discount Curve, which is used to discount the

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Retirement Benefits (Continued)

projected cash flows of the plan. Discount rates of 5.23%, 5.61% and 7.65% were used to compute the net periodic benefit expense for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

2012	$13
2013	11
2014	14
2015	14
2016	17
2017 - 2021	112

14. Stockholders' Equity

  Loss Per Share

        Basic and diluted loss per share were based on the following:

	For the Fiscal Years Ended,
	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009
Loss as reported from continuing operations for computation of basic and diluted per share results, net of tax	$(2,997)	$(5,015)	$(6,049)
Income as reported from discontinued operation for computation of basic and diluted per share results, net of tax	523	528	536

Net loss	$(2,474)	$(4,487)	$(5,513)

Weighted average shares outstanding for computation of basic per share results	5,130,000	5,105,000	5,080,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	—	—

Adjusted weighted average shares for computation of diluted per share results	5,130,000	5,105,000	5,080,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where inclusion of such shares would be anti-dilutive. For the fiscal years ended December 3, 2011, November 27, 2010 and November 28, 2009 the incremental shares from the assumed exercise of stock options would have been 8,000, 15,000 and 33,000 shares, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Stockholders' Equity (Continued)

  Griffin Stock Option Plan

        In fiscal 2009, the Board of Directors adopted the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the "2009 Stock Option Plan"), which replaced the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "1997 Stock Option Plan"). The 2009 Stock Option Plan was approved by Griffin's stockholders at Griffin's 2009 Annual Meeting of Stockholders. The Compensation Committee of Griffin's Board of Directors administers the 2009 Stock Option Plan, which makes available options to purchase 386,926 shares of Griffin common stock including 161,926 options to purchase the 161,926 shares that were available for issuance under the 1997 Stock Option Plan at the time it was replaced. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin's Compensation Committee. Vesting of all of Griffin's stock options is solely based upon service requirements and does not contain market or performance conditions.

        Stock options issued will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at December 3, 2011 may be exercised as stock appreciation rights.

        There were 113,212, 8,202 and 70,263 stock options granted in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Fiscal 2011 includes 104,500 stock options granted to employees which will vest in equal installments on the third, fourth and fifth anniversaries from the grant date. In addition, fiscal 2011 includes 8,712 stock options granted to non-employee directors under the 2009 Stock Option Plan upon their re-election to Griffin's Board of Directors which will vest on the second anniversary from the date of grant. All of the options granted in fiscal 2010 vest on the second anniversary from the date of grant. Fiscal 2009 includes 60,000 stock options granted to employees and 1,749 stock options granted to a director upon his initial election to Griffin's Board of Directors. In addition, fiscal 2009 includes 8,514 stock options granted to non-employee directors under the 2009 Stock Option Plan upon their reelection to Griffin's Board of Directors. Of the options granted in fiscal 2009, 1,749 vested immediately on the grant date, 8,514 vest on the second anniversary from the date of grant and 60,000 vest in equal installments on the third, fourth and fifth anniversaries from the grant date.

        The fair values of the stock options granted in fiscal 2011 were $12.88 for 87,500 options, $10.37 for 17,000 options and $12.03 for 8,712 stock options. The fair value of each of the stock options granted in fiscal 2010 was $13.48. The fair values of the stock options granted in fiscal 2009 were $15.53 for 1,749 options, $13.02 for 8,514 options, $10.54 for 15,000 options, $14.40 for 22,500 options and $14.88 for 22,500 stock options. The fair values were estimated as of the date of each grant using

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Stockholders' Equity (Continued)

the Black-Scholes option-pricing model. The following assumptions were used in determining the fair values of each option:

	For the Fiscal Years Ended,
	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009
Expected volatility	42.0% to 43.4%	42.3%	37.7% to 43.5%
Range of risk free interest rates	2.06% to 2.81%	3.0%	1.6% to 2.7%
Expected option term (in years)	5 to 8.5 years	8.5	5 to 8.5
Dividend yield	$0.40	$0.40	$0.40

        Compensation cost recognized in fiscal 2011, fiscal 2010 and fiscal 2009 was $564, $392 and $366, respectively, with related tax benefits of $138, $99 and $95, respectively. Forfeiture rates of 0%, 22.6% and 46.6% were utilized based on the historical activity of the grantees, including the groups in which the grantees are part of, such as independent directors, executives and employees.

        A summary of the activity under the Griffin Stock Option Plan is as follows:

Vested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 29, 2008	89,368	$15.56
Exercised in 2009	(24,020)	14.36
Vested in 2009	7,903	34.51
Forfeited in 2009	(2,118)	31.06

Outstanding at November 28, 2009	71,133	17.61
Exercised in 2010	(31,101)	12.20
Vested in 2010	5,698	32.84

Outstanding at November 27, 2010	45,730	23.18
Exercised in 2011	(10,667)	17.45
Vested in 2011	19,012	31.06

Outstanding at December 3, 2011	54,075	$27.08

        The intrinsic value of options exercised in fiscal 2011, fiscal 2010 and fiscal 2009 was $137, $468 and $435, respectively.

Range of Exercise Prices for Vested Options	Outstanding at Dec. 3, 2011	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$11.00 - $18.00	12,098	$13.22	0.9	$163	$74
$24.00 - $32.00	25,211	$28.60	5.0	10	358
$34.00 - $39.00	16,766	$34.80	5.5	—	273

	54,075	$27.08	4.2	$173	$705

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Stockholders' Equity (Continued)

Nonvested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 29, 2008	40,684	$33.66
Granted in 2009	70,263	32.51
Vested in 2009	(7,903)	34.51
Forfeited in 2009	(1,667)	30.95

Outstanding at November 28, 2009	101,377	32.84
Granted in 2010	8,202	29.25
Vested in 2010	(5,698)	32.84

Outstanding at November 27, 2010	103,881	32.56
Granted in 2011	113,212	28.68
Vested in 2011	(19,012)	31.06
Forfeited in 2011	(7,638)	28.47

Outstanding at December 3, 2011	190,443	$30.56

Range of Exercise Prices for Nonvested Options	Outstanding at Dec. 3, 2011	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Fair Value
$27.00 - $30.00	113,776	$28.73	9.1	$—	$1,426
$33.00 - $35.00	76,667	$33.28	6.9	—	1,064

	190,443	$30.56	8.2	$—	$2,490

Number of option holders at December 3, 2011			18

        In fiscal 2012, $486 of unrecognized compensation cost related to nonvested stock options will be recognized, $365 of unrecognized compensation cost related to nonvested stock options will be recognized in fiscal 2013, $197 of unrecognized compensation cost related to nonvested stock options will be recognized in fiscal 2014, $90 of unrecognized compensation cost related to nonvested stock options will be recognized in fiscal 2015 and $12 of unrecognized compensation cost will be recognized in fiscal year 2016. The total grant date fair value of options vested during fiscal 2011, fiscal 2010 and fiscal 2009 was $269, $87 and $132, respectively.

  Accumulated Other Comprehensive Income

        As of December 3, 2011, Griffin held 5,277,150 shares of common stock in Centaur Media and accounts for its investment in Centaur Media as an available-for-sale security under FASB ASC 320-10. Accordingly, the investment in Centaur Media is carried at its fair value on Griffin's consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income. Upon the sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that were sold during the time Griffin held those shares is reclassified from accumulated other comprehensive income and included in Griffin's consolidated statement of operations.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Stockholders' Equity (Continued)

        Griffin complies with FASB ASC 715-10 which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result, in fiscal 2011 and fiscal 2009, noncurrent liabilities increased by $56 and $84, respectively, and other comprehensive income decreased by $35 and $53, respectively, after tax. In fiscal 2010, noncurrent liabilities decreased by $304 and other comprehensive income increased by $188, after tax.

        The amounts recorded in accumulated other comprehensive (loss) income are as follows:

	For the Fiscal Years Ended,
	Dec. 3, 2011	Nov. 27, 2010	Nov. 28, 2009
Balance at beginning of year	$1,007	$926	$646
(Decrease) increase in fair value of Centaur Media plc, net of taxes of ($735), $235 and $318, respectively	(1,363)	548	617
Decrease in value of cash flow hedges, net of taxes of ($346), ($263) and ($284), respectively	(588)	(448)	(486)
Increase (decrease) in value of Centaur Media plc, due to exchange (loss) gain, net of taxes of $0, ($89) and $104, respectively	1	(207)	202
Actuarial (loss) gain on postretirement benefits program, net of taxes of ($21), $116 and ($31), respectively	(35)	188	(53)

Balance at end of year	$(978)	$1,007	$926

        Accumulated other comprehensive (loss) income is comprised of the following:

	Dec. 3, 2011	Nov. 27, 2010
Unrealized gain on investment in Centaur Media plc	$260	$1,622
Unrealized loss on cash flow hedges	(1,522)	(934)
Actuarial gain on postretirement benefits plan	284	319

	$(978)	$1,007

  Cash Dividends

        In fiscal 2011, fiscal 2010 and fiscal 2009, Griffin declared a dividend of $0.10 per common share for each quarter and paid a total of approximately $2.0 million of dividends to its common stockholders in each of those years.

        In November 2011, Griffin's Board of Directors considered its dividend policy for succeeding years and decided that, beginning in fiscal 2012, Griffin, rather than continuing to pay a quarterly dividend, will consider the payment of an annual dividend at the end of its fiscal year. This change will permit the Board to evaluate better both Griffin's prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Stockholders' Equity (Continued)

  Treasury Stock

        In fiscal 2007, Griffin's Board of Directors authorized a program to repurchase, from time to time, up to 250,000 shares of its outstanding common stock through private transactions. The program expired on December 31, 2008. There were no shares repurchased by Griffin in fiscal 2009 prior to the expiration of the share repurchase program.

15. Operating Leases

        As lessor, Griffin Land's real estate activities include the leasing of industrial, flex and office space. Future minimum rentals to be received under Griffin Land's noncancelable leases as of December 3, 2011 were:

2012	$15,828
2013	14,866
2014	12,073
2015	9,871
2016	7,559
Later years	33,540

$93,737

        Total rental revenue from all of Griffin Land's leases in fiscal 2011, fiscal 2010 and fiscal 2009 was $17,964, $17,352 and $15,383, respectively.

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

2012	$400
2013	600
2014	600
2015	400

$2,000

        Total rental revenue from Imperial's lease of its Florida farm in fiscal 2011, fiscal 2010 and fiscal 2009 was $474, $482 and $177, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

15. Operating Leases (Continued)

        All future minimum rental payments, principally for Griffin's corporate headquarters, under noncancelable leases, as lessee, as of December 3, 2011 were:

2012	$230
2013	192
2014	3

Total minimum lease payments	$425

        Total rental expense for all operating leases, as lessee, in fiscal 2011, fiscal 2010 and fiscal 2009 was $249, $246 and $251, respectively.

16. Supplemental Financial Statement Information

  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of:

	Dec. 3, 2011	Nov. 27, 2010
Trade payables	$708	$739
Prepaid rent	705	677
Dividend payable	513	512
Accrued construction costs	473	192
Accrued salaries, wages and other compensation	409	458
Retainage	69	2
Other accrued liabilities	1,077	1,007

	$3,954	$3,587

  Supplemental Cash Flow Information

        A decrease of approximately $2.1 million in fiscal 2011 in Griffin's investment in Centaur Media reflects the mark to market adjustment of this investment and did not affect Griffin's cash. Increases of approximately $0.5 million and approximately $1.2 million in fiscal 2010 and fiscal 2009, respectively, in Griffin's investment in Centaur Media reflects the mark to market adjustment of this investment and did not affect Griffin's cash.

        Griffin incurred a new capital lease obligation in fiscal 2011 of $38. Griffin did not incur any new capital lease obligations in fiscal 2010 or fiscal 2009.

        Accounts payable and accrued liabilities related to additions to real estate assets increased by $348 in fiscal 2011 and decreased by $321 in fiscal 2010.

        In fiscal 2011, fiscal 2010 and fiscal 2009, Griffin did not receive any shares of its common stock either as consideration for the exercise of employee stock options or for payment of required income tax withholdings.

        In fiscal 2008, Griffin completed a sale of land to the Town of Simsbury and recognized $2.5 million in revenue. The sale was related to the settlement of litigation in connection with Griffin's proposed residential development in that town. Cash of $0.5 million was received at the closing and

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

16. Supplemental Financial Statement Information (Continued)

$0.5 million (including interest) was received in fiscal 2011, fiscal 2010 and fiscal 2009, with a payment of $0.7 million due in 2012. Included in the total amount due of $0.7 million at December 3, 2011 is less than $0.1 million of interest, as the noninterest bearing note was discounted at a 4.5% rate to its present value at the time of the transaction.

        Griffin did not receive any income tax refunds in fiscal 2011. In fiscal 2010 and fiscal 2009, Griffin received income tax refunds, net of income tax payments, of $6,648 and $1,768, respectively. Interest payments, net of capitalized interest, were $4,173, $4,107 and $3,278 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

17. Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2011 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$4,589	$13,700	$8,013	$10,891	$37,193
Gross profit	69	2,776	2,093	4,549	9,487
(Loss) income from continuing operations	(2,266)	(766)	(568)	603	(2,997)
Income from discontinued operation, net of tax	137	137	140	109	523
Net (loss) income	(2,129)	(629)	(428)	712	(2,474)
Per share results:
Basic:
(Loss) income from continuing operations	(0.44)	(0.15)	(0.11)	0.12	(0.58)
Income from discontinued operation, net of tax	0.02	0.03	0.03	0.02	0.10
Basic net (loss) income per common share	(0.42)	(0.12)	(0.08)	0.14	(0.48)
Diluted:
(Loss) income from continuing operations,	(0.44)	(0.15)	(0.11)	0.12	(0.58)
Income from discontinued operation, net of tax	0.02	0.03	0.03	0.02	0.10
Diluted net (loss) income per common share	(0.42)	(0.12)	(0.08)	0.14	(0.48)

2010 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$4,401	$15,086	$7,125	$7,375	$33,987
Gross profit	743	2,518	812	2,171	6,244
Loss from continuing operations	(1,982)	(909)	(1,442)	(682)	(5,015)
Income from discontinued operation, net of tax	138	124	129	137	528
Net loss	(1,844)	(785)	(1,313)	(545)	(4,487)
Per share results:
Basic:
Loss from continuing operations	(0.39)	(0.18)	(0.28)	(0.13)	(0.98)
Income from discontinued operation, net of tax	0.03	0.03	0.02	0.02	0.10
Basic net loss per common share	(0.36)	(0.15)	(0.26)	(0.11)	(0.88)
Diluted:
Loss from continuing operations	(0.39)	(0.18)	(0.28)	(0.13)	(0.98)
Income from discontinued operation, net of tax	0.03	0.03	0.02	0.02	0.10
Diluted net loss per common share	(0.36)	(0.15)	(0.26)	(0.11)	(0.88)

        In the 2011 fourth quarter, costs of landscape nursery sales in Griffin's consolidated statement of operations includes $0.5 million, principally for plants lost due to disease issues in the landscape nursery business. Also in the 2011 fourth quarter, Griffin's consolidated statement of operations includes an insurance gain of $371 for the settlements of the claims from hoop houses that collapsed, due to snow load, earlier in the year and plants lost due to an unusually early season snowstorm (see Note 5).

        Property sales revenue in Griffin's 2011 fourth quarter consolidated statement of operations reflects $3.6 million from two property sales that closed in that quarter.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

17. Quarterly Results of Operations (Unaudited) (Continued)

        The sum of the four quarters earnings per share data may not equal the annual earnings per share data due to the requirement that each period be calculated separately.

        Imperial's landscape nursery business is highly seasonal, with net sales peaking in the spring, which is included in Griffin's second quarter.

18. Commitments and Contingencies

        As of December 3, 2011, Griffin had committed purchase obligations of approximately $4.5 million, principally for the development of Griffin Land's properties and the purchase of plants and raw materials by Imperial.

        Griffin is involved, as a defendant, in other various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to Griffin's consolidated financial position, results of operations or cash flows.

19. Subsequent Events

        On January 31, 2012, Griffin Land closed on the sale of its warehouse building in Manchester, Connecticut to an affiliate of Raymour & Flanigan ("Raymour"), the tenant that leases the entire building. In the 2011 fourth quarter, Griffin Land gave notice to Raymour that Griffin Land was exercising the put option under its lease with Raymour to sell the facility to Raymour for $16.0 million. Griffin Land expects to record a gain on this sale in the 2012 first quarter.

        In accordance with FASB ASC 855, "Subsequent Events," Griffin has evaluated all events or transactions occurring after December 3, 2011, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended December 3, 2011, other than the disclosures herein.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Griffin Land & Nurseries, Inc.

        We have audited the consolidated financial statements of Griffin Land & Nurseries, Inc. and subsidiaries (the "Company") as of December 3, 2011 and November 27, 2010 and for each of the three years in the period ended December 3, 2011 listed in the index appearing under Item 15(a)(1). Our audits also included the financial statement schedules of Griffin Land & Nurseries, Inc. listed in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and subsidiaries as of December 3, 2011 and November 27, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 3, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Griffin Land & Nurseries, Inc. and subsidiaries' internal control over financial reporting as of December 3, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2012 expressed an unqualified opinion on the effectiveness of Griffin Land & Nurseries, Inc.'s internal control over financial reporting.

New Haven, Connecticut
February 16, 2012

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

        Management's Report on Internal Control Over Financial Reporting:    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of December 3, 2011, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment and those criteria, management of the Company has concluded that, as of December 3, 2011, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, McGladrey & Pullen, LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 3, 2011, as stated in their report appearing below.

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

        We have audited Griffin Land & Nurseries, Inc.'s (the "Company") internal control over financial reporting as of December 3, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Griffin Land & Nurseries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 3, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Griffin Land & Nurseries, Inc. as of December 3, 2011 and November 27, 2010 and for each of the three years in the period ended December 3, 2011 listed in the index appearing under Item 15(a)(1) and our report dated February 16, 2012 expressed an unqualified opinion.

New Haven, Connecticut
February 16, 2012

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Frederick M. Danziger	71	President, Chief Executive Officer and Director
Winston J. Churchill, Jr.	71	Director
David M. Danziger	45	Director
Thomas C. Israel	67	Director
Albert H. Small, Jr.	55	Director
Scott Bosco	45	Vice President of Construction, Griffin Land division
Anthony J. Galici	54	Vice President, Chief Financial Officer and Secretary
Michael S. Gamzon	42	Executive Vice President and Chief Operating Officer
Thomas M. Lescalleet	49	Senior Vice President, Griffin Land division
Gregory M. Schaan	54	President and Chief Executive Officer, Imperial Nurseries, Inc.

        Griffin's directors are each elected for a term of one year.

        Frederick M. Danziger has been a Director and the President and Chief Executive Officer of Griffin since April 1997, and was a Director of Culbro Corporation from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Frederick M. Danziger was Of Counsel to the law firm of Latham & Watkins from 1995 until 1997. From 1974 until 1995, Mr. Frederick M. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Frederick M. Danziger also is a Director of Monro Muffler Brake, Inc. and Bloomingdale Properties, Inc. and was a Director of Centaur Communications, Ltd. through March 9, 2004. Frederick M. Danziger is the father of David M. Danziger and the father-in-law of Michael S. Gamzon. Mr. Danziger's background as a lawyer and his extensive experience and knowledge with respect to real estate and real estate financing, which is a significant part of Griffin's business, provides a unique perspective to the Board.

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

        David M. Danziger has been a Director of Griffin since May 2006. He was an Executive Vice President of General Cigar Holdings, Inc. from January 1999 through April 2005. David M. Danziger is a managing member of Culbro LLC. David M. Danziger is the son of Frederick M. Danziger and the brother-in-law of Michael S. Gamzon. Mr. Danziger has many years of general business experience and expertise as an executive of a publicly held company.

        Thomas C. Israel has been a Director of Griffin since July 2000. Mr. Israel was a Director of Asbury Automotive Group, Inc. from 2003 through 2005. Mr. Israel was a Director of Culbro Corporation from 1989 until 1997 and a Director of General Cigar Holdings, Inc. from December 1996 until May 2000. Mr. Israel is Chairman of A.C. Israel Enterprises, Inc., an investment company.

Mr. Israel has significant experience as a member of Griffin's Board of Directors, many years of general business experience, finance experience, and expertise as an executive and board member of publicly held companies.

        Albert H. Small, Jr. has been a Director of Griffin since January 2009. Mr. Small, Jr. was President of Renaissance Housing Corporation, a private company involved in residential real estate development from 1984 through March 2005, and President of WCI Communities Mid-Atlantic Division from March 2005 through March 2008. From March 2008 through the present, Mr. Small, Jr. has been active in the development and management of several commercial and office developments in Washington D.C. Mr. Small, Jr. is the brother-in-law of Winston J. Churchill, Jr. Mr. Small, Jr. has significant experience in real estate development and management which gives him unique insights into Griffin's challenges, opportunities and operations.

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

Code of Ethics

        Griffin has adopted a Code of Ethics that applies to all of its directors, officers and employees including its principal executive officer and principal financial officer. In the event that Griffin grants any waiver of a provision of the code of ethics to its directors or executive officers, Griffin will disclose the waiver and the reasons it was granted. A copy of Griffin's Code of Ethics is available without charge upon written request to: Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020, Attention: Corporate Secretary.

Audit Committee

        Griffin's Audit Committee consists of Thomas C. Israel, Chairman, Winston J. Churchill, Jr. and Albert H. Small, Jr. All members of the Audit Committee meet the NASDAQ composition requirements, including the requirements regarding financial literacy, and the Board has determined that each member is independent under the listing standards of NASDAQ and the rules of the SEC, regarding audit committee membership. In addition, Mr. Israel's employment experience in finance results in his financial sophistication under NASDAQ rules, although none of the members of the Audit Committee are considered a financial expert as defined by Item 407(d)(5) of Regulation S-K of the Securities and Exchange Act of 1934. Through January 31, 2012, the Audit Committee engaged an accounting and auditing firm as an advisor to the Audit Committee in carrying out its responsibilities, represented by a partner who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies. Subsequent to January 31, 2012, the Audit

Committee directly engaged the former partner of the accounting and auditing firm that had provided service to Griffin to advise the Audit Committee. The Audit Committee approves all auditing and non-auditing services, reviews audit reports and the scope of audit by Griffin's independent registered public accountants and related matters pertaining to the preparation and examination of Griffin's financial statements. From time to time, the Audit Committee makes recommendations to the Board of Directors with respect to the foregoing matters. The Audit Committee held four meetings in fiscal 2011.

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

Nominating Committee

        Griffin's Nominating Committee consists of Thomas C. Israel, Chairman, and Winston J. Churchill, Jr. Both members of the Nominating Committee are independent directors. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. In searching for qualified director candidates for election to Griffin's Board of Directors and to fill vacancies on the Board, the Board may solicit current directors for the names of potentially qualified candidates and may ask directors to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates and will consider suggestions from shareholders for nominees for election as directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Board believes such a policy is not necessary in that the Nominating Committee will consider nominees based on a nominee's qualifications, regardless of whether the nominee is recommended by stockholders. The Nominating Committee does not have a charter. The Nominating Committee did not meet in fiscal 2011.

Board Diversity; Selection and Evaluation of Director Candidates

        The Board does not have a formal policy with respect to Board nominee diversity. There are no specific minimum qualifications that the Nominating Committee believes must be met for a person to serve on the Board. When identifying nominees for director, the Nominating Committee focuses on relevant subject matter expertise, depth of knowledge in key areas that are important to Griffin, and the background, perspective and experience of the nominee. The Nominating Committee is charged with building and maintaining a board that has an ideal mix of talent and experience to achieve Griffin's business objectives in the current environment. Any stockholder who wishes to recommend a candidate to the Nominating Committee for consideration as a director nominee should submit the recommendation in writing to the Secretary of the Company sufficiently in advance of the Company's annual meeting to permit the Nominating Committee to complete its review in a timely fashion.

Board Leadership Structure

        Prior to the death of Mr. Edgar Cullman, Griffin's Chairman of the Board, in August 2011, the Board had been led by a Non-Executive Chairman since 1997. Separate individuals held the positions of Chairman of the Board and Chief Executive Officer, and the Chairman was not an employee. The Board has not yet named a new Chairman. Presently, the Board meetings are led by Griffin's President and Chief Executive Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Griffin's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. Based on its involvement in the preparation of certain such forms, and a review of copies of other such forms received by it, Griffin believes that with respect to fiscal 2011, all such Section 16(a) filing requirements were satisfied.

ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

        This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to each of Griffin's Named Executive Officers during the last completed fiscal year. The Named Executive Officers for the fiscal year ended December 3, 2011 are as follows:

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

Compensation Philosophy and Overview

        Griffin's compensation programs are designed to attract, motivate and retain the management talent that Griffin believes is necessary to achieve its financial and strategic goals. Griffin's Compensation Committee strives to pay for performance by rewarding each of its Named Executive Officers for team results and their individual contributions to Griffin's success. In this way, Griffin believes that the interests of its executives align with the interests of its stockholders.

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

Annual Incentive Compensation Programs

        Griffin's annual incentive programs are designed to recognize short-term performance against established annual performance goals for each of its operating businesses, as explained below. These performance goals are developed by the President and CEO and approved or modified, as necessary, by the Compensation Committee. Additionally, the Compensation Committee retains the discretion to adjust any awards made to Griffin's executives, including making awards in the absence of the attainment of any of the performance goals under Griffin's annual incentive compensation plans. Any such adjustment may only be to the benefit of the participants. The Compensation Committee did not exercise its discretion to award additional amounts to the incentive compensation pools for fiscal 2011 to the Griffin Land Incentive Compensation Plan (as defined below) or the Imperial Incentive Plan (as defined below). Griffin makes annual incentive payments, if any, in the year following the year in which they are earned.

Griffin Land

        Under the Griffin Land Incentive Compensation Plan for Fiscal Year 2011 (the "Griffin Land Incentive Plan"), incentive compensation is awarded based on certain defined components, including: (i) profit from property sales (10% of the pretax profit on property sales, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $150,000 of incentive compensation that could have been accrued under this component); (ii) value generated from build-to-suit projects entered into in fiscal 2011 (10% of the incremental value created, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $200,000 of incentive compensation that could have been accrued under this component); (iii) the leasing of currently vacant space (with a maximum of an aggregate $155,000 of incentive compensation that could have been accrued under this component); and (iv) the renewal of leases expiring in fiscal 2011 (with a maximum of an aggregate $150,000 of incentive compensation that could have been accrued under this component). Any amounts of incentive compensation earned under components (iii) and (iv) are subject to adjustment based on the amount of funds from operations, as defined in the Griffin Land Incentive Plan, achieved by Griffin Land. An additional discretionary component exists related to potential transactions involving Griffin Land's properties in Pennsylvania. If at the discretion of the Compensation Committee, incentive compensation is warranted as a result of transactions on the real estate assets in Pennsylvania acquired in 2010, then 60% of such incentive compensation would be accrued under this component; however, the Compensation Committee did not exercise its discretion to award an amount for this component of the Griffin Land Incentive Plan for fiscal 2011. These objectives are designed to reward management for increasing the operating cash flow of the real estate business. Amounts earned under each objective are accrued into an incentive compensation pool up to a maximum incentive compensation of $655,000 in fiscal 2011 if all targets were achieved at their maximum amounts. The incentive compensation pool is divided among executives and employees of Griffin Land. The amounts earned by Griffin Land employees under the Griffin Land Incentive Plan may be increased at the discretion of the Compensation Committee. The Compensation Committee did not increase the incentive compensation pool of the Griffin Land Incentive Plan for fiscal 2011.

        Over the past three years, achievement of the components of the Griffin Land Incentive Plan has been as follows:

Incentive Plan Component	Fiscal 2011	Fiscal 2010	Fiscal 2009
Profit from property sales	Achieved	Achieved	Not Achieved
Value generated from buildings built on speculation	Not Applicable	Not Achieved	Not Achieved
Value generated from build-to-suit projects	Not Achieved	Not Achieved	Achieved
Leasing of currently vacant space	Achieved	Achieved	Not Achieved
Renewal of expiring leases	Achieved	Achieved	Achieved

        The achievement of profit from property sales, leasing of currently vacant space and renewal of expiring leases resulted in $249,400 being accrued into the incentive compensation pool for the Griffin Land Incentive Plan for fiscal 2011. The Compensation Committee did not increase the incentive compensation pool for fiscal 2011.

Imperial Nurseries

        Under the Imperial Nurseries, Inc. ("Imperial") Incentive Compensation Plan for Fiscal Year 2011, (the "Imperial Incentive Plan"), incentive compensation is awarded based on the achievement of certain defined components, including operating profit and operating cash flow, by Imperial.

Operating Profit

        The amount to be accrued into Imperial's incentive compensation pool with respect to operating profit is a percentage of Imperial's operating profit achieved. If Imperial incurs an operating loss, no incentive compensation is accrued. If Imperial achieves an operating profit below $250,000, 30% of the operating profit is accrued into the incentive compensation pool. If Imperial's operating profit is between $250,000 and $500,000, $75,000 plus 40% of the operating profit above $250,000 is accrued into the incentive compensation pool. If Imperial's operating profit is between $500,000 and $750,000, $175,000 plus 50% of the operating profit above $500,000 is accrued into the incentive compensation pool. If Imperial's operating profit is between $750,000 and $1,000,000, $300,000 plus 30% of the operating profit above $750,000 is accrued into the incentive compensation pool. If Imperial's operating profit is above $1,000,000, $375,000 plus 25% of the operating profit above $1,000,000 is accrued into the incentive compensation pool. Because Imperial did not achieve an operating profit in fiscal 2011, no amounts were accrued into Imperial's incentive compensation pool for the operating profit component of the Imperial Incentive Plan.

Operating Cash Flow

        The amount to be accrued into Imperial's incentive compensation pool with respect to operating cash flow is $20,000 if operating cash flow, as calculated for incentive compensation purposes, equals $275,000, or $0 if operating cash flow, as calculated for incentive compensation purposes, is below $275,000. If operating cash flow, as calculated for incentive compensation purposes, exceeds $275,000 but is less than $425,000, 12% of the operating cash flow above $275,000 will also be accrued into the incentive compensation pool. For each additional $25,000 increment of operating cash flow, as calculated for incentive compensation purposes, above $425,000, $3,125 of incentive compensation will also be accrued into the incentive compensation pool. Because Imperial's fiscal 2011 operating cash flow, as calculated for incentive compensation purposes, was below $275,000 no amounts were accrued into Imperial's incentive compensation pool for the operating cash flow component of the Imperial Incentive Plan.

        No amounts were accrued into Imperial's incentive compensation pool for fiscal 2011 because neither the operating profit component nor the operating cash flow component was met.

Corporate

        The 2011 Corporate Incentive Compensation Plan (the "Corporate Incentive Plan") was designed to reward corporate employees, including Griffin's President and CEO, Executive Vice President and COO and the Vice President, Chief Financial Officer and Secretary, based on the results of Griffin's operating businesses, consistent with Griffin's goal to award for performance through team results as discussed above. Under the Corporate Incentive Plan, the amount of corporate incentive compensation was based on the levels of incentive compensation earned at Griffin Land and Imperial. If both the employees at Griffin Land and the senior executives at Imperial had earned incentive compensation under their respective plans, then an amount equal to 80% of the sum of those respective pools would accrue into the Corporate incentive compensation pool. However, because only Griffin Land earned incentive compensation, an amount equal to 15% of the amount of the Griffin Land incentive compensation pool was accrued into the Corporate incentive compensation pool, of which the Executive Vice President and COO and the Vice President, Chief Financial Officer and Secretary were beneficiaries. The Executive Vice President and COO and the Vice President, Chief Financial Officer and Secretary were each allocated 35% of that pool. The President and CEO received no allocation.

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

        Stock option awards to Named Executive Officers are entirely discretionary. The President and CEO recommends whether and how many stock options should be awarded to the other Named Executive Officers, and the Compensation Committee approves or, if necessary, modifies his recommendations. The Compensation Committee solely determines whether and how many stock options should be awarded to the President and CEO. In making stock option award determinations, the President and CEO and the Compensation Committee consider the prior contributions of participants and their expected future contributions to the growth of Griffin. In fiscal 2011, 92,500 stock options were awarded to the Named Executive Officers and 12,000 stock options were issued to other employees.

        In fiscal 2009, the Board of Directors adopted the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the "2009 Stock Option Plan"), which replaced the Griffin Land & Nurseries, Inc. 1997 Stock Option Plan (the "1997 Stock Option Plan"). The 2009 Stock Option Plan was approved by Griffin's stockholders at Griffin's 2009 Annual Meeting of Stockholders. The 2009 Stock Option Plan makes available options to purchase 386,926 shares of Griffin common stock, which includes options to purchase the 161,926 shares that were available for issuance under the 1997 Stock Option Plan at the time it was replaced. The Compensation Committee of Griffin's Board of Directors administers the 2009 Stock Option Plan. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value of a share of common stock on the date the award is approved by Griffin's Compensation Committee. Vesting of all of Griffin's

previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.

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

        Of the 386,926 shares of common stock reserved for issuance under the 2009 Stock Option Plan, as of December 3, 2011, 118,505 shares were subject to outstanding options granted under the 2009 Stock Option Plan. In addition, as of December 3, 2011, 268,421 shares were available for future awards under the 2009 Stock Option Plan (which includes certain shares that again became available following the forfeiture of outstanding options). For more information on stock options, see the Summary Compensation Table, Grants of Plan-Based Awards Table, Outstanding Equity Awards Table and their footnotes.

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

Analysis

Base Salary

        The following table presents the base salaries for Griffin's Named Executive Officers in 2011 and the percentage increase over their 2010 base salaries.

	Annual Salary	% Increase
Mr. Danziger	$520,000	2.0%
Mr. Galici	$268,000	2.1%
Mr. Gamzon	$325,000	8.3%
Mr. Lescalleet	$234,600	2.0%
Mr. Schaan	$244,800	2.0%

        Each of Griffin's Named Executive Officers who were employed by Griffin in 2011 received a nominal increase in base salary. Mr. Gamzon's increase reflects an additional amount related to his promotion to Executive Vice President and Chief Operating Officer in September 2010.

Annual Incentive Compensation Program

        The following table presents the total annual incentive payments made to the Named Executive Officers for fiscal 2011, the amount of annual incentive compensation awarded under Griffin's respective annual incentive compensation plans, and the amount of any discretionary bonus the Compensation Committee awarded to the Named Executive Officers.

	Incentive Plan Payments	Discretionary Bonus Payments	Total Annual Incentive Payments
Mr. Danziger	$—	$—	$—
Mr. Galici	$13,094	$—	$13,094
Mr. Gamzon	$13,094	$—	$13,094
Mr. Lescalleet	$74,820	$—	$74,820
Mr. Schaan	$—	$—	$—

Griffin Land

        Mr. Lescalleet was awarded $74,820 in annual incentive compensation for 2011 based on the formula under the Griffin Land Incentive Plan. The Compensation Committee did not exercise its discretion to alter the formula result of the Griffin Land Incentive Plan incentive compensation pool for fiscal 2011.

Imperial Nurseries

        Mr. Schaan did not receive an award under the Imperial Incentive Plan because Imperial did not achieve an operating profit or meet the operating cash flow requirements of the Imperial Incentive Plan in fiscal 2011. The Compensation Committee did not exercise its discretion to alter the formula result of the Imperial Incentive Plan.

Corporate

        Because only employees at Griffin Land earned incentive compensation for fiscal 2011, under the Corporate Incentive Plan, the Executive Vice President and COO and the Vice President, Chief Financial Officer and Secretary were each entitled to receive incentive compensation of $13,094 and the President and CEO was not entitled to any incentive compensation. The Compensation Committee did not exercise its discretion to alter the formula result of the Corporate Incentive Plan.

Shareholder Say-on-Pay Votes

        At Griffin's 2011 annual meeting of stockholders, Griffin's stockholders were given the opportunity to cast an advisory vote on Griffin's executive compensation. Over 99% of the votes cast on this "2011 say-on-pay vote" were voted in favor of the proposal. Griffin has considered the 2011 say-on-pay vote and believes that the overwhelming support of the Griffin stockholders for the 2011 say-on-pay vote proposal indicates that Griffin's stockholders are supportive of the approach to executive compensation. Thus Griffin did not make changes to its executive compensation arrangements in response to the 2011 say-on-pay vote. In the future, Griffin will continue to consider the outcome of the say-on-pay votes when making compensation decisions regarding its named executive officers.

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

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed with management Griffin's Compensation Discussion and Analysis, and based upon this review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K and the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

                      Winston J. Churchill, Jr. (Chairman)
                      Thomas C. Israel

Summary Compensation Table

        The following table presents information regarding compensation of each of Griffin's Named Executive Officers for services rendered during fiscal years 2011, 2010 and 2009.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Frederick M. Danziger	2011	$538,846	$—	$322,000	$—	$15,825	(3)	$876,671
President and Chief	2010	$510,000	$—	$—	$—	$15,888	(3)	$525,888
Executive Officer of	2009	$510,000	$—	$223,200	$—	$15,055	(3)	$748,255
Griffin
Anthony J. Galici	2011	$277,673	$—	$161,000	$13,094	$16,840	(4)	$468,607
Vice President, Chief	2010	$262,500	$—	$—	$10,045	$16,508	(4)	$289,053
Financial Officer and	2009	$261,635	$—	$108,000	$8,663	$15,883	(4)	$394,181
Secretary of Griffin
Michael S. Gamzon	2011	$334,615	$—	$322,000	$13,094	$9,967	(5)	$679,676
Executive Vice President	2010	$269,279	$—	$—	$10,045	$8,356	(5)	$287,680
and Chief Operating Officer of Griffin	2009	$261,635	$—	$111,600	$8,663	$6,691	(5)	$388,589
Thomas M. Lescalleet	2011	$243,092	$—	$161,000	$74,820	$10,929	(6)	$489,841
Senior Vice President,	2010	$230,077	$4,500	$—	$52,898	$10,526	(6)	$298,001
Griffin Land division	2009	$229,692	$—	$108,000	$49,500	$10,073	(6)	$397,265
Gregory M. Schaan	2011	$253,661	$—	$161,000	$—	$7,670	(7)	$422,331
President and Chief	2010	$240,000	$—	$—	$—	$7,726	(7)	$247,726
Executive Officer of	2009	$239,250	$25,000	$108,000	$—	$11,533	(7)	$383,783
Imperial

(1)	Fiscal 2011 was a 53-week year.
(2)
Option award amounts represent the grant date fair value for options granted to each of the Named Executive Officers in fiscal 2011 and fiscal 2009. The assumptions used in determining the grant date fair value of the option awards are set forth in Note 14 of the financial statements. Option awards are made at the discretion of the Compensation Committee. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. Expense is recognized ratably in monthly increments over the three, four and five year vesting periods, and is based on the grant date fair value of the options. The grant date fair value does not change to reflect any subsequent changes in Griffin's stock price.
(3)	2011:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,455 and matching contributions related to the Deferred Compensation Plan of $11,178.
	2010:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $3,863 and matching contributions related to the Deferred Compensation Plan of $11,833.
	2009:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,059 and matching contributions related to the Deferred Compensation Plan of $10,804.

(4)	2011:	Represents life insurance premiums of $365, matching contributions related to the Griffin 401(k) Savings Plan of $4,704, matching contributions related to the Deferred Compensation Plan of $3,467 and an automobile allowance of $8,304.
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
(5)	2011:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,879 and matching contributions related to the Deferred Compensation Plan of $4,896.
	2010:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,316 and matching contributions related to the Deferred Compensation Plan of $3,848.
	2009:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,167 and matching contributions related to the Deferred Compensation Plan of $2,332.
(6)	2011:
Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $5,054, matching contributions related to the Deferred Compensation Plan of $2,256 and a medical insurance allowance of $3,427.
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
(7)	2011:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,621 and matching contributions related to the Deferred Compensation Plan of $2,857.
	2010:	Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $3,974 and matching contributions related to the Deferred Compensation Plan of $3,560.
2009:
Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,216, matching contributions related to the Deferred Compensation Plan of $2,635 and payment for unused vacation time of $4,490.

Grants of Plan-Based Awards

        The following table presents information regarding the incentive awards granted to Griffin's Named Executive Officers for fiscal 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
				Option Awards: Number of Securities Underlying Options (#)				Grant Date Fair Value of Stock and Option Awards ($)
						Exercise Price of Option Awards ($/sh)	Closing Market Price on Grant Date ($/sh)
Name	Grant Date	Target ($)	Maximum ($)
Frederick M. Danziger (1)	1/20/2011	$—	n/a	25,000	(4)	$28.77	$28.77	$322,000
Anthony J. Galici (1)	1/20/2011	$13,094	n/a	12,500	(4)	$28.77	$28.77	$161,000
Michael S. Gamzon (1)	1/20/2011	$13,094	n/a	25,000	(4)	$28.77	$28.77	$322,000
Thomas M. Lescalleet (2)	1/20/2011	$74,820	$196,500	12,500	(4)	$28.77	$28.77	$161,000
Gregory M. Schaan (3)	1/20/2011	$—	n/a	12,500	(4)	$28.77	$28.77	$161,000

(1)
There are no threshold, target or maximum levels under the Corporate Incentive Plan. The amounts of payments to Messrs. Danziger, Galici and Gamzon under the Corporate Incentive Plan, if any, depend on the performance of Griffin's operating businesses during the fiscal year. The amounts shown for Messrs. Danziger, Galici and Gamzon in the Target column reflect the amounts payable to them under the plan based on the performance of Griffin Land and Imperial in fiscal 2011. Mr. Danziger did not receive a formula-based award pursuant to the Corporate Incentive Plan. The Compensation Committee did not exercise its discretion to award Messrs. Danziger, Galici or Gamzon any additional incentive bonus for fiscal 2011.

(2)
The Griffin Land Incentive Plan has no threshold or target levels; however, there is a maximum amount payable to Mr. Lescalleet under the Griffin Land Incentive Plan as shown in the Maximum column. The amount in the Target column for Mr. Lescalleet reflects the amount payable based on Griffin Land's performance during fiscal 2011.

(3)
There are no threshold, target or maximum levels under the Imperial Incentive Plan. The amounts payable to Mr. Schaan under the Imperial Incentive Plan depend on the operating profit, if any, and achieving an operating cash flow, as calculated under the Imperial Incentive Plan, for the fiscal year. Based on Imperial's performance during fiscal 2011, Mr. Schaan was not eligible to receive any payout pursuant to the Imperial Incentive Plan. Therefore, the representative amount shown under the Target column for Mr. Schaan is $0.

(4)
All options were granted on January 20, 2011, under the 2009 Stock Option Plan and have a term of ten years from the date of grant. All such options vest in equal installments on the third, fourth, and fifth anniversaries of the date of grant. In accordance with the 2009 Stock Option Plan, the exercise price of each grant is equal to 100% of the market closing price on the grant date of January 20, 2011.

Employment Agreement with Named Executive Officer

        Gregory M. Schaan and Imperial entered into an employment agreement (the "Employment Agreement") dated January 1, 2001, pursuant to which Mr. Schaan agreed to serve as President of Imperial for the term of the agreement. The initial term of the Employment Agreement ended on November 30, 2003 and the agreement renews automatically for one year each December 1, unless written notice is given by either party at least sixty days prior to December 1. The Employment Agreement states that Mr. Schaan's annual base salary as of December 1, 2001 is $210,000. Subsequent increases in Mr. Schaan's annual base salary, in the absence of an agreement, are to be determined by the Compensation Committee of the Board of Directors, but Mr. Schaan's salary will not be less than the previous year's annual base salary. The Employment Agreement also provides that Mr. Schaan is entitled to receive not less than 30% of Imperial's senior management incentive compensation pool as approved by the Compensation Committee. Mr. Schaan is also entitled to the use of a motor vehicle selected at the reasonable discretion of Imperial, including appropriate insurance, and a term life insurance policy in an amount equal to Mr. Schaan's annual base salary. The Employment Agreement also prohibits Mr. Schaan from competing with Imperial for one year after his employment terminates. For a discussion of the termination provisions and payments thereunder, please see the discussion in "Potential Payments Upon Termination or Change in Control" below.

Outstanding Equity Awards

        The following table presents information with respect to each unexercised stock option held by Griffin's Named Executive Officers as of December 3, 2011. There are no restricted stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised In-the-Money Options at Fiscal Year End(1) ($) Exercisable	Value of Unexercised In-the-Money Options at Fiscal Year End(1) ($) Unexercisable
Frederick M. Danziger	—	15,000	$33.07	01/20/2019	$—	$—	(2)
	—	25,000	$28.77	01/19/2021	$—	$—	(2)

	—	40,000			$—	$—

Anthony J. Galici	—	7,500	$33.07	01/20/2019	$—	$—	(2)
	—	12,500	$28.77	01/19/2021	$—	$—	(2)

	—	20,000			$—	$—

Michael S. Gamzon	8,333	16,667	$34.04	01/09/2018	$—	$—	(2)
	—	7,500	$33.07	01/20/2019	$—	$—	(2)
	—	25,000	$28.77	01/19/2021	$—	$—	(2)

	8,333	49,167			$—	$—

Thomas M. Lescalleet	—	7,500	$33.07	01/20/2019	$—	$—	(2)
	—	12,500	$28.77	01/19/2021	$—	$—	(2)

	—	20,000			$—	$—

Gregory M. Schaan	—	7,500	$33.07	01/20/2019	$—	$—	(2)
	—	12,500	$28.77	01/19/2021	$—	$—	(2)

	—	20,000			$—	$—

(1)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $26.75 per share (the closing price of Griffin's common stock on December 2, 2011, the last business day of the fiscal year) and the exercise price of each stock option.

(2)
There is no amount stated because the exercise price of the stock options is greater than the fair market value of $26.75 per share (the closing price of Griffin's common stock on December 2, 2011, the last business day of the fiscal year).

Non-Qualified Deferred Compensation

        Griffin maintains a Deferred Compensation Plan for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin 401(k) Savings Plan. A portion of an eligible employee's salary may be deferred. The investment options in the Deferred Compensation Plan mirror those of the Griffin 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets. Performance results of an employee's balance in the Deferred Compensation Plan is based on the returns of the mutual funds selected by the employee as if the amounts deferred were invested in the selected mutual funds. Distributions from the Deferred Compensation Plan may occur at termination of employment and/or at the time of qualifying hardship events, as defined. The following table presents information with respect to defined contribution plans or other plans providing for deferral of compensation on a non-tax qualified basis for Griffin's Named Executive Officers as of December 3, 2011:

Name	Executive Contributions for FYE 12/3/2011	Griffin Contributions for FYE 12/3/2011(1)	Aggregate Earnings in FYE 12/3/2011	Aggregate Balance as of FYE 12/3/2011
Frederick M. Danziger	$40,492	$11,178	$59,028	$833,541
Anthony J. Galici	$29,250	$3,467	$21,789	$374,046
Michael S. Gamzon	$20,428	$4,896	$2,427	$68,797
Thomas M. Lescalleet	$1,466	$2,256	$(405)	$69,200
Gregory M. Schaan	$31,610	$2,857	$17,412	$359,790

(1)
Griffin's contributions to the Deferred Compensation Plan are included in the "All Other Compensation" column of the Summary Compensation Table. For fiscal 2010, Messrs. Danziger, Galici, Gamzon, Lescalleet and Schaan each received contributions from Griffin to the Deferred Compensation Plan that were included in the "All Other Compensation" column of the Summary Compensation Table for such year in amounts equal to $11,833, $4,064, $3,848, $2,654, and $3,560, respectively.

Potential Payments Upon Termination or Change in Control

        Imperial's Employment Agreement with Mr. Schaan governs the terms of Mr. Schaan's post-employment compensation in the event of termination or a change in control of Imperial (as defined in the Employment Agreement).

        In the event of Mr. Schaan's death or disability, Imperial will pay Mr. Schaan the sum of (i) his then current annual base salary and (ii) with respect to the year of Mr. Schaan's death or disability (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation Mr. Schaan would have earned for the full year. Accordingly, if Mr. Schaan had died or became disabled as of December 3, 2011, Imperial would have been obligated to pay $244,800 to Mr. Schaan, or his estate, as applicable.

        In the event that Mr. Schaan terminates his employment (i) following a change in control of Imperial (as defined in the Employment Agreement), (ii) after being assigned duties that are significantly adversely different than those described in the Employment Agreement, (iii) following removal from any of the positions described in the Employment Agreement, (iv) following a material reduction in Imperial's fringe benefits, (v) after Imperial fails to have a successor assume the Employment Agreement, or (vi) after Imperial becomes insolvent or files a bankruptcy petition, Mr. Schaan is entitled to severance in an amount equal to the sum of (i) his then annual base salary and (ii) with respect to the year of Mr. Schaan's termination (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation that Mr. Schaan would have earned for the full year. Accordingly, if Mr. Schaan terminated his employment following any of these events, he would have been entitled to receive $244,800.

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

Director Compensation

        The following table represents information regarding the compensation paid during fiscal 2011 to members of Griffin's Board of Directors who are not also employees (the "Non-Employee Directors"). The compensation paid to Mr. Frederick M. Danziger is presented above in the Summary Compensation Table and the related explanatory notes.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)
Winston J. Churchill, Jr.	$46,959	$17,468	(1)	$64,427
Edgar M. Cullman (2)	$34,000	$17,468	(1)	$51,468
David M. Danziger	$31,000	$17,468	(1)	$48,468
Frederick M. Danziger	$—	$—		$—
Thomas C. Israel	$54,125	$17,468	(1)	$71,593
Albert H. Small, Jr.	$39,000	$17,468	(1)	$56,468
David F. Stein (3)	$37,000	$17,468	(1)	$54,468

(1)
The amount shown for Option Awards reflects the grant date fair value of options granted in fiscal 2011. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in Note 14 of the Notes to Consolidated Financial Statements.

(2)
Mr. Cullman died in August 2011. The amount shown under Option Awards reflects the grant date fair value of options granted in fiscal 2011. The options granted in fiscal 2011 were not vested at the time of Mr. Cullman's death and were canceled.

(3)
Mr. Stein died in September 2011. The amount shown under Option Awards reflects the grant date fair value of options granted in fiscal 2011. The options granted in fiscal 2011 were not vested at the time of Mr. Stein's death and were canceled.

        The following table represents the number of outstanding and unexercised stock option awards held by each of the Non-Employee Directors as of December 3, 2011:

Director	Number of Shares Subject to Outstanding Options as of 12/3/11
Winston J. Churchill, Jr.	16,971
David M. Danziger	4,238
Thomas C. Israel	16,971
Albert H. Small, Jr.	5,987

        Members of the Board of Directors who are not employees of Griffin receive $25,000 per year and $1,000 for each Board or Committee meeting they attend. The Chairman of the Board of Directors receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each receive an annual fee of $10,000 per year. The Nominating Committee Chairman receives an annual fee of $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen, each receive $5,000 per year for their service on the Committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on the Committee. Annual retainers are paid in quarterly installments. The 2009 Stock Option Plan provides that Non-Employee Directors annually receive options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of grant. Under the 2009 Stock Option Plan, the number of shares, subject to options, granted to Non-Employee Directors upon their reelection to the Board of Directors, is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2011, Griffin granted Messrs. Churchill, Jr., David M. Danziger, Israel and Small, Jr. each options exercisable for 1,452 shares of Common Stock at the time of their reelection to the Board of Directors. Griffin expects to grant additional options to its Non-Employee Directors in 2012 consistent with the 2009 Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2011, Messrs. Israel and Churchill, Jr. served as members of Griffin's Compensation Committee. No member of the Compensation Committee has been an officer or employee of Griffin. None of Griffin's executive officers have served as a director or member of the compensation committee of any entity whose executive officers served as a director of Griffin or member of Griffin's Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by: (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of January 31, 2012.

Name and Address (1)	Shares Beneficially Owned (2)	Percent of Total
Susan R. Cullman (3)	1,170,180	22.6
Edgar M. Cullman, Jr. (3)	1,076,864	20.8
Louise B. Cullman (3)	786,998	15.2
Lucy C. Danziger (3)	424,682	8.2
John L. Ernst (3)	415,755	8.0
Frederick M. Danziger (3)	318,312	6.1
Elissa F. Cullman	275,110	5.3
David M. Danziger (3)	113,544	2.2
Michael S. Gamzon (3)	110,323	2.1
Winston J. Churchill, Jr. SCP Partners 1200 Liberty Ridge Drive, Suite 300 Wayne, PA 19087	64,340	1.2
Thomas C. Israel Ingleside Investors 12 East 49th Street New York, NY 10017	34,152	*
Albert H. Small, Jr. 7311 Arrowood Road Bethesda, MD 20817	3,168	*
Anthony J. Galici Griffin Land & Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	23,523	*
Gregory M. Schaan Imperial Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	2,750	*
Thomas M. Lescalleet Griffin Land 204 West Newberry Road Bloomfield, CT 06002	7,500	*
Scott Bosco Griffin Land 204 West Newberry Road Bloomfield, CT 06002	4,167	*
B. Bros. Realty LLC (4)	233,792	4.5
Gabelli Funds, Inc. et al (5) Gabelli Funds, Inc. One Corporate Center Rye, NY 10580	1,649,008	31.8
All directors and officers collectively, consisting of 10 persons (6)	681,779	13.1

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, NY 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, except as reflected below in footnote 3. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in this footnote 2, are officers and directors. As of January 31, 2012, a group (the "Cullman and Ernst Group") consisting of Louise B. Cullman, Edgar M. Cullman, Jr., Elissa F. Cullman, Susan R. Cullman, Frederick M. Danziger, Lucy C. Danziger, David M. Danziger and Michael S. Gamzon, direct members of their families and trusts for their benefit; John L. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests; and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of 2,397,452 shares of common stock (approximately 46.7% of the outstanding shares of common stock). Among others, Louise B. Cullman, Edgar M. Cullman, Jr., Elissa F. Cullman, Susan R. Cullman, John L. Ernst, Frederick M. Danziger, David M. Danziger and Michael S. Gamzon (who are members of the Cullman and Ernst Group) hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable to third parties under standard pledge arrangements. A form filed with the Commission on behalf of the Cullman and Ernst Group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Edgar M. Cullman, Jr., is the son of Louise B. Cullman; Elissa F. Cullman is the wife of Edgar M. Cullman, Jr.; Susan R. Cullman and Lucy C. Danziger are the daughters of Louise B. Cullman; Lucy C. Danziger is the wife of Frederick M. Danziger; David M. Danziger is the son of Frederick M. Danziger and Lucy C. Danziger; and Michael S. Gamzon is the son-in-law of Frederick M. Danziger and Lucy C. Danziger and the brother-in-law of David M. Danziger.

(3)
Included within the shares shown as beneficially owned by Susan R. Cullman are 1,089,196 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Edgar M. Cullman, Jr., are 900,998 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by Elissa F. Cullman are 260,260 shares in which she holds shared investment and/or voting power; included within the shares owned by Louise B. Cullman are 768,588 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by John L. Ernst are 408,406 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by Lucy C. Danziger are 364,360 shares in which she holds shared investment and/or voting power; included within the shares shown as beneficially owned by Frederick M. Danziger are 209,778 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by Michael S. Gamzon are 91,156 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by David M. Danziger are 82,968 shares in which he holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Frederick M. Danziger, David M. Danziger, Michael S. Gamzon, Susan R. Cullman and John L. Ernst disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares.

(4)
The address of B. Bros. Realty LLC ("B. Bros.") is 641 Lexington Avenue, New York, NY 10022. Susan R. Cullman and John L. Ernst are the managers of B. Bros.

(5)
Griffin has received a copy of Schedule 13D as filed with the Securities and Exchange Commission by Gabelli Funds, Inc. et al, reporting ownership of these shares as of February 3, 2011. As reported in said Schedule 13D, the securities have been acquired by GGCP, Inc. and certain of its direct and indirect subsidiaries on behalf of their investment advisory clients. Griffin has been informed that no individual client of GGCP, Inc. et al, has ownership of more than 5% of Griffin's outstanding common stock.

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

Board Independence

        Under NASDAQ rules, an "independent director" of a company means a person who is not an officer or employee of the company or its subsidiaries and, in the opinion of the company's board of directors, does not have a relationship with the company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Messrs. Churchill, Jr., Israel and Small, Jr. qualify as independent directors under NASDAQ rules. Prior to his death in September 2011, the Board had determined that Mr. Stein qualified as an independent director under NASDAQ rules. All of the members of the Audit, Compensation and Nominating Committees are independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees incurred by Griffin for professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an independent company associated with McGladrey & Pullen, LLP through an alternative practice structure) for fiscal 2011 and fiscal 2010:

	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit fees	$658,610	$651,401
Audit-related fees	22,540	30,292
Tax fees	94,325	82,047
All other	—	—

	$775,475	$763,740

        Audit fees consist of fees incurred for professional services rendered for the audit of Griffin's consolidated financial statements and for the review of Griffin's interim consolidated financial statements. Audit-related fees include fees incurred for professional services rendered for the audit of Griffin's 401(k) Savings Plan by McGladrey & Pullen, LLP. Tax fees consist of fees incurred for professional services performed by RSM McGladrey, Inc. relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to McGladrey & Pullen, LLP in fiscal 2011 or fiscal 2010.

        The Audit Committee's policy is to pre-approve all audit, audit-related and tax services to be provided by the independent registered public accountants. During fiscal 2011, Griffin's Audit Committee pre-approved all audit, audit-related and tax services. The Audit Committee has considered the non-audit services provided by McGladrey & Pullen, LLP and determined that the services provided were compatible with maintaining the independence of McGladrey & Pullen, LLP.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1)	Financial Statements of Griffin Land & Nurseries, Inc. See Item 8.
	Consolidated Statements of Operations for the Fiscal Years Ended December 3, 2011, November 27, 2010 and November 28, 2009	38
	Consolidated Balance Sheets as of December 3, 2011 and November 27, 2010	39
	Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended December 3, 2011, November 27, 2010 and November 28, 2009	40
	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 3, 2011, November 27, 2010 and November 28, 2009	41
	Notes to Consolidated Financial Statements	42
(a) (2)	Financial Statement Schedules
	II—Valuation and Qualifying Accounts and Reserves	S-1
	III—Real Estate and Accumulated Depreciation	S-2/S-3
(a) (3)	Exhibits

Exhibit No.	Description
2.1	Form of Distribution Agreement among Culbro Corporation, Griffin Land & Nurseries, Inc. and General Cigar Holdings, Inc. (incorporated by reference to the Registration Statement on Form S-1 of General Cigar Holdings, Inc., filed December 24, 1996, as amended)
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

Exhibit No.	Description
10.30	Promissory Note dated July 6, 2005 (incorporated by reference to Form 10-Q dated May 28, 2005, filed November 2, 2005)
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
10.44
First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010 (incorporated by reference to Form 10-K dated November 27, 2010, filed February 10, 2011)

Exhibit No.		Description
10.45		Revolving Line of Credit Loan Agreement with Doral Bank, FSB dated April 28, 2011 (incorporated by reference to Form 10-Q dated May 28, 2011, filed July 7, 2011)
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
14		Griffin Land & Nurseries, Inc. Code of Ethics (incorporated by reference to Form 10-K dated November 29, 2003, filed February 25, 2004)
21		Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to Form 10-K dated November 28, 2009, filed February 10, 2010)
23.1		Consent of Independent Registered Public Accounting Firm, filed herewith
31.1		Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2		Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 301 of the Sarbanes Oxley Act of 2002, filed herewith
32.1		Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2		Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed as part of a registration statement or prospectus for purposes of Actions 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 16, 2012.

GRIFFIN LAND & NURSERIES, INC.
BY:	/s/ FREDERICK M. DANZIGER Frederick M. Danziger President and Chief Executive Officer
BY:	/s/ ANTHONY J. GALICI Anthony J. Galici Vice President, Chief Financial Officer and Secretary, Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 16, 2012.

Name	Title

/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ DAVID M. DANZIGER David M. Danziger	Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Director, President and Chief Executive Officer
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary, Chief Accounting Officer
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ ALBERT H. SMALL, JR. Albert H. Small, Jr.	Director

 Schedule II—Valuation and Qualifying Accounts and Reserves
(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For the fiscal year ended December 3, 2011
Reserves:
Uncollectible accounts—trade	$148	1	13	31	(1)	$131

Inventories	$582	1,187	354	881	(2)	$1,242

Valuation allowance on deferred tax asset	$469	(23)	—	—		$446

For the fiscal year ended November 27, 2010
Reserves:
Uncollectible accounts—trade	$187	(22)	24	41	(1)	$148

Inventories	$781	284	(11)	472	(2)	$582

Valuation allowance on deferred tax asset	$419	50	—	—		$469

For the fiscal year ended November 28, 2009
Reserves:
Uncollectible accounts—trade	$148	109	8	78	(1)	$187

Inventories	$7,721	1,366	1	8,307	(2)	$781

Valuation allowance on deferred tax asset	$355	64	—	—		$419

Notes:

(1)
Accounts receivable written off or reclassified.

(2)
Inventories disposed.

Schedule III—Real Estate and Accumulated Depreciation
December 3, 2011
(dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition Improvements	Gross Amount at December 3, 2011
Description	Encumbrances		Land	Bldg. & Improve.		Land	Land Improvements	Bldg. & Bldg. Improvements	Tenant Improvements	Development Cost	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition	Depr. Life
Undeveloped Land	$—		$4,826	$—	$2,128	$4,826	$638	$—	$—	$1,490	$6,954	$(145)
New England Tradeport
Windsor/E. Granby, CT
Undeveloped portion	—		1,068	—	3,139	1,068	53	—	—	3,086	4,207	—
Industrial Buildings	8,176		8	—	4,417	8	487	3,673	257	—	4,425	(3,034)	1978		40 yrs.
Industrial Building	—	(a)	4	1,722	891	4	751	1,835	27	—	2,617	(1,538)	1982	1989	40 yrs.
Industrial Building	—	(a)	13	—	7,241	13	522	5,515	1,186	18	7,254	(937)	2008		40 yrs.
Industrial Building	—		9	—	3,896	9	316	3,449	131	—	3,905	(1,605)	1998		40 yrs.
Industrial Building	6,673		12	—	8,167	12	342	5,113	2,712	—	8,179	(4,416)	1999		40 yrs.
Industrial Building		(a)	7	—	3,313	7	11	3,027	251	24	3,320	(1,144)	2001		40 yrs.
Industrial Building	19,368		13	—	5,500	13	22	4,962	516	—	5,513	(1,637)	2003		40 yrs.
Industrial Building	—	(a)	16	—	7,411	16	1	6,877	533	—	7,427	(1,806)	2006		40 yrs.
Industrial Building	—	(a)	15	—	9,137	15	25	7,595	1,517	—	9,152	(3,045)	2005		40 yrs.
Industrial Building	11,609		57	—	15,931	57	1,028	13,806	1,097	—	15,988	(1,211)	2009		40 yrs.
Industrial Building	—		20	—	8,339	20	563	7,503	273	—	8,359	(1,051)	2007		40 yrs.
Industrial Building	—		12	—	6,635	12	437	5,990	208	—	6,647	(1,059)	2007		40 yrs.
Griffin Center
Windsor, CT
Undeveloped portion	—		403	—	889	403	—	—	—	889	1,292	—
Flex Building	4,232		19	—	8,177	19	120	8,057	—	—	8,196	(2,212)	2001		40 yrs.
Restaurant Building	—		1	—	2,161	1	261	1,391	509	—	2,162	(1,096)	1983		40 yrs.
Office Building	—	(b)	17	—	5,828	17	420	4,257	1,151	—	5,845	(2,037)	2002		40 yrs.
Office Buildings	6,926		1,193	7,958	1,820	1,193	722	7,638	1,360	58	10,971	(3,474)	1982/1987	2003	40 yrs.
Griffin Center South
Bloomfield, CT
Undeveloped portion	—		42	—	342	42	—	—	—	342	384	—
Office Building	—	(b)	5	—	3,925	5	576	2,789	560	—	3,930	(2,966)	1977		40 yrs.
Office Building	—	(b)	4	—	2,772	4	263	1,963	546	—	2,776	(1,543)	1985		40 yrs.
Office Building	—	(b)	2	—	1,862	2	376	1,404	82	—	1,864	(1,139)	1988		40 yrs.
Office Building	—	(b)	2	—	1,645	2	189	1,330	126	—	1,647	(1,044)	1989		40 yrs.
Industrial Building	—	(b)	1	—	765	1	86	679	—	—	766	(507)	1988		40 yrs.
Office Buildings	—	(b)	10	—	3,847	10	152	3,321	374	—	3,857	(1,842)	1991		40 yrs.
Office Building	—	(b)	9	—	3,757	9	8	3,321	401	27	3,766	(1,060)	2001		40 yrs.
Bloomfield, CT
Industrial Building	—		1,294	1,264	—	1,294	72	1,126	66	—	2,558	(188)	1997	2007	40 yrs.
Breinigsville, PA
Industrial Building	4,151		832	4,560	—	832	349	3,990	221	—	5,392	(328)		2010	40 yrs.
Quincy, FL
Nursery Farm	—		279	—	10,598	279	4,089	6,509	—	—	10,877	(8,716)		1959	20 yrs.
Residential Development
Simsbury, CT	—		201	—	5,332	201	—	—	—	5,332	5,533	—
Other	—		41	—	2,356	41	1,158	—	—	1,198	2,397	(1,085)

Subtotal	$61,135		$10,435	$15,504	$142,221	$10,435	$14,037	$117,120	$14,104	$12,464	$168,160	$(51,865)

(a)
Building included in mortgage listed on line above.

(b)
Buildings included as collateral for a $12.5 million revolving line of credit.

 Schedule III—Real Estate and Accumulated Depreciation (Continued)
(dollars in thousands)

Fiscal year ended December 3, 2011

	Cost	Reserve
Balance at beginning of year	$178,995	$(48,165)
Changes during the year:
Additions to real estate assets	3,186	—
Additions to reserve charged to costs and expense	—	(5,632)
Reclassification to real estate held for sale	(14,015)	1,932
Cost of sales	(6)	—

Balance at end of year	$168,160	$(51,865)

Fiscal year ended November 27, 2010

	Cost	Reserve
Balance at beginning of year	$171,456	$(43,145)
Changes during the year:
Additions to real estate assets	9,755	—
Additions to reserve charged to costs and expense	—	(5,791)
Reclassification to real estate held for sale	(1,208)	—
Writeoff of fully depreciated assets	(240)	240
Cost of sales	(768)	531

Balance at end of year	$178,995	$(48,165)

Fiscal year ended November 28, 2009

	Cost	Reserve
Balance at beginning of year	$144,404	$(30,456)
Changes during the year:
Additions to real estate assets	16,500	—
Reclassification from property and equipment	11,120	(8,233)
Additions to reserve charged to costs and expense	—	(5,024)
Writeoff of fully depreciated assets	(568)	568

Balance at end of year	$171,456	$(43,145)

Note: At the end of fiscal 2010 and fiscal 2009, real estate assets were disaggregated for footnote disclosure purposes between assets held for lease and assets held for sale of $122,924 and $9,114, respectively, as of November 27, 2010 and $119,266 and $9,045, respectively, as of November 28, 2009. Assets reflected as held for sale at the end of fiscal 2010 and fiscal 2009 included assets held for sale and assets held for development with the ultimate expectation that they would be sold. In fiscal 2011, assets considered as held for development that were previously presented within the held for sale caption are now presented within the broader category of Real Estate Assets and, accordingly, Real Estate Held for Sale consists only of assets held for sale as described under Real Estate Assets in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements. As of December 3, 2011, prior year amounts in the above table have been reclassified to conform to the current presentation.

QuickLinks

FORWARD-LOOKING STATEMENTS
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
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Operations (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Balance Sheets (dollars in thousands, except per share data)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Changes in Stockholders' Equity For the Fiscal Years Ended December 3, 2011, November 27, 2010 and November 28, 2009 (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Consolidated Statements of Cash Flows (dollars in thousands)
GRIFFIN LAND & NURSERIES, INC. Notes to Consolidated Financial Statements (dollars in thousands unless otherwise noted, except per share data)
Report of Independent Registered Public Accounting Firm
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
Report of Independent Registered Public Accounting Firm
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION COMMITTEE REPORT
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
Schedule II—Valuation and Qualifying Accounts and Reserves (dollars in thousands)
Schedule III—Real Estate and Accumulated Depreciation (Continued) (dollars in thousands)
Fiscal year ended December 3, 2011
Fiscal year ended November 27, 2010
Fiscal year ended November 28, 2009