Form 10-K/A
period 2011-12-03
GRIFFIN LAND & NURSERIES INC
filed 2012-02-16
CIK 1037390

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 3, 2011 is being filed solely to furnish the interactive data files, Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB and 101.PRE, that were omitted from our original Form 10-K due to an error by our financial printer.

        No other change or amendment is being made to the original Form 10-K, which was filed with the Securities and Exchange Commission on February 16, 2012. For convenience of the reader, this Amendment No. 1 on Form 10-K/A restates the original Form 10-K in its entirety and includes the interactive data file exhibits noted above.

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

EXPLANATORY NOTE
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