Form 10-Q
period 2012-03-03
GRIFFIN LAND & NURSERIES INC
filed 2012-04-12
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 3, 2012

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

Number of shares of Common Stock outstanding at April 1, 2012: 5,134,204

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I                    FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,
	March 3, 2012	February 26, 2011
Rental revenue and property sales	$4,413	$4,406
Landscape nursery net sales and other revenue	200	183
Total revenue	4,613	4,589

Costs related to rental revenue and property sales	2,993	3,639
Costs of landscape nursery sales and other revenue	173	881
Total costs of goods sold and costs related to rental revenue and property sales	3,166	4,520

Gross profit	1,447	69

Selling, general and administrative expenses	2,722	2,832
(Gain) on insurance recovery	—	(200)
Operating loss	(1,275)	(2,563)
Interest expense	(875)	(1,076)
Investment income	387	11
Loss before income tax benefit	(1,763)	(3,628)
Income tax benefit	638	1,362
Loss from continuing operations	(1,125)	(2,266)
Discontinued operation, net of tax:
Income from operations, net of tax	117	137
Gain on sale of warehouse, net of tax	1,530	—
Total discontinued operation, net of tax	1,647	137

Net income (loss)	$522	$(2,129)

Basic net income (loss) per common share:
Loss from continuing operations	$(0.22)	$(0.44)
Income from discontinued operation	0.32	0.02
Basic net income (loss) per common share	$0.10	$(0.42)

Diluted net income (loss) per common share:
Loss from continuing operations	$(0.22)	$(0.44)
Income from discontinued operation	0.32	0.02
Diluted net income (loss) per common share	$0.10	$(0.42)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	March 3, 2012	December 3, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,462	$7,431
Proceeds held in escrow	15,562	—
Accounts receivable, less allowance of $121 and $131	1,276	1,717
Inventories, net	16,561	13,695
Deferred income taxes	607	614
Other current assets	3,753	4,932
Total current assets	40,221	28,389
Real estate assets, net	119,046	116,295
Available for sale securities - Investment in Centaur Media plc	3,519	3,005
Deferred income taxes	2,578	3,045
Property and equipment, net	2,233	2,248
Real estate held for sale, net	1,186	12,989
Other assets	9,363	10,704
Total assets	$178,146	$176,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$8,515	$1,700
Accounts payable and accrued liabilities	5,034	3,954
Deferred revenue	889	1,296
Total current liabilities	14,438	6,950
Long-term debt	52,265	59,481
Other noncurrent liabilities	7,295	6,939
Total liabilities	73,998	73,370

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,521,170 shares issued, and 5,134,204 shares outstanding	55	55
Additional paid-in capital	106,508	106,370
Retained earnings	11,806	11,284
Accumulated other comprehensive loss, net of tax	(795)	(978)
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)
Total stockholders’ equity	104,148	103,305
Total liabilities and stockholders’ equity	$178,146	$176,675

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Thirteen Weeks Ended March 3, 2012 and February 26, 2011

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Total Comprehensive Income (Loss)
Balance at November 27, 2010	5,510,503	$55	$105,620	$15,811	$1,007	$(13,426)	$109,067

Exercise of stock options	667	—	9	—	—	—	9

Stock-based compensation expense	—	—	115	—	—	—	115

Dividend declared, $0.10 per share	—	—	—	(512)	—	—	(512)

Net loss	—	—	—	(2,129)	—	—	(2,129)	$(2,129)

Other comprehensive income from cash flow hedging transactions, net of tax	—	—	—	—	478	—	478	478

Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	388	—	388	388

Balance at February 26, 2011	5,511,170	$55	$105,744	$13,170	$1,873	$(13,426)	$107,416	$(1,263)

Balance at December 3, 2011	5,521,170	$55	$106,370	$11,284	$(978)	$(13,426)	$103,305

Stock-based compensation expense	—	—	138	—	—	—	138

Net income	—	—	—	522	—	—	522	$522

Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(151)	—	(151)	(151)

Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	334	—	334	334

Balance at March 3, 2012	5,521,170	$55	$106,508	$11,806	$(795)	$(13,426)	$104,148	$705

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 13 Weeks Ended,
	March 3, 2012	February 26, 2011
Operating activities:
Net income (loss)	$522	$(2,129)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of property	(2,886)	—
Depreciation and amortization	1,529	1,726
Deferred income taxes	383	(1,272)
Stock-based compensation expense	138	115
Amortization of debt issuance costs	75	76
Provision for inventory losses	—	550
Reduction in allowance for bad debts	—	(15)
Changes in assets and liabilities:
Accounts receivable	441	423
Inventories	(2,866)	(2,227)
Other current assets	1,179	493
Accounts payable and accrued liabilities	628	746
Deferred revenue	(484)	(392)
Other noncurrent assets and noncurrent liabilities, net	149	(45)
Net cash used in operating activities	(1,192)	(1,951)

Investing activities:
Proceeds from property sale deposited in escrow	(15,562)	—
Proceeds from sale of property, net of expenses	15,537	—
Additions to real estate assets	(3,067)	(338)
Return of capital from Shemin Nurseries Holding Corp.	309	—
Additions to property and equipment	(26)	(35)
Net cash used in investing activities	(2,809)	(373)

Financing activities:
Dividends paid to stockholders	(513)	(512)
Payments of debt	(455)	(427)
Exercise of stock options	—	9
Net cash used in financing activities	(968)	(930)
Net decrease in cash and cash equivalents	(4,969)	(3,254)
Cash and cash equivalents at beginning of period	7,431	9,260
Cash and cash equivalents at end of period	$2,462	$6,006

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate division (“Griffin Land”) and Griffin’s wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) ASC 270, “Interim Reporting.”

The accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the fiscal year ended December 3, 2011 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of December 3, 2011 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The results of operations for the thirteen weeks ended March 3, 2012 (the “2012 first quarter”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended February 26, 2011 is referred to herein as the “2011 first quarter.”

Certain amounts from the prior year have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures,” which requires new disclosures and provides clarification of existing disclosures about fair value measurements. More specifically, this update will require: (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The update was effective for Griffin in the 2011 first quarter, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements became effective for Griffin in fiscal 2012. The adoption of this guidance did not have a material impact on Griffin’s consolidated financial statements.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income,” which amends the presentation of comprehensive income and facilitates the convergence of U.S. GAAP and International Financial Reporting Standards. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance will be effective for Griffin in the 2012 second quarter. The adoption of this guidance will affect the presentation of the consolidated statements of operations and the consolidated statements of changes in stockholders’ equity but will not have an effect on Griffin’s financial position or results of operations.

2.     Discontinued Operation

On January 31, 2012, Griffin Land closed on the sale of its Manchester, Connecticut warehouse to its full building tenant in that building, an affiliate of Raymour & Flanigan (“Raymour”). Net cash proceeds from the sale, after selling expenses of $438 paid out of proceeds at closing and $25 paid separately, were $15,537, and a pretax gain of $2,886 is included in the results for discontinued operation in the 2012 first quarter. Upon completion of the sale, Griffin deposited the cash of $15,562 received from the sale at closing into an escrow account for the potential purchase of a replacement property under a Section 1031 like-kind exchange. As Griffin Land did not identify a replacement property within the time frame required under the tax rules and regulations governing a Section 1031 like-kind exchange, on March 19, 2012 the cash being held in escrow was released to Griffin Land.

In the fiscal 2011 fourth quarter, Griffin Land gave notice to Raymour that Griffin Land was exercising the put option under its lease with Raymour to sell the Manchester warehouse to Raymour for $16.0 million. Accordingly, the building was classified as real estate held for sale on Griffin’s consolidated balance sheet as of December 3, 2011. The operating results of the Manchester warehouse are reflected as a discontinued operation in Griffin’s consolidated statements of operations for all periods presented. Rental revenue from the Manchester warehouse was $273 through the date of sale in the 2012 first quarter and $407 in the 2011 first quarter. Operating profit of the Manchester warehouse was $221 through the date of sale in the 2012 first quarter and $222 in the 2011 first quarter.

3.     Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the real estate and landscape nursery segments. Management operates and receives reporting based upon these segments. Griffin has no operations outside the United States. Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,
	March 3, 2012	February 26, 2011
Total net sales and other revenue:
Rental revenue and property sales	$4,413	$4,406
Landscape nursery net sales and other revenue	200	183
	$4,613	$4,589
Operating profit (loss):
Real estate	$728	$54
Landscape nursery	(643)	(1,202)
Industry segment totals	85	(1,148)
General corporate expense	(1,360)	(1,415)
Operating loss	(1,275)	(2,563)
Interest expense	(875)	(1,076)
Investment income	387	11
Loss before income tax benefit	$(1,763)	$(3,628)

The above table reflects the net sales and other revenue and operating profit/loss included in continuing operations on Griffin’s consolidated statements of operations. Operating results of the Manchester, Connecticut warehouse and the gain on the sale of that building are included in the results of the discontinued operation on Griffin’s consolidated statements of operations (see Note 2).

Continuing operations of the real estate segment had no revenue from property sales in either the 2012 first quarter or the 2011 first quarter. Other revenue of the landscape nursery segment includes $118 and $117 in the 2012 first quarter and 2011 first quarter, respectively, from the rental of Imperial’s Florida farm. Imperial shut down operations on its Florida farm in fiscal 2009.

Identifiable assets:	March 3, 2012	December 3, 2011
Real estate	$145,474	$140,409
Landscape nursery	23,008	21,303
Industry segment totals	168,482	161,712
General corporate	9,664	14,963
Total assets	$178,146	$176,675

4.     Fair Value

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 liabilities include Griffin’s two interest rate swap derivatives (see Note 9). The fair values of Griffin’s interest rate swap derivative instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data. These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. As of March 3, 2012 and December 3, 2011, Griffin’s consolidated balance sheets include acquired intangible assets related to a building acquired in fiscal 2010. These assets are comprised of the value of an in-place lease and the associated tenant relationship. Griffin derived these values at the date of acquisition based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the leasing of vacant space and other data contained in the independent appraisal. Therefore, Griffin categorized the acquired intangible assets related to this transaction as Level 3 within the fair value hierarchy.

During the 2012 first quarter, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2.  The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	March 3, 2012
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$3,519	$—	$—
Interest rate swap liabilities	$—	$2,655	$—

	December 3, 2011
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$3,005	$—	$—
Interest rate swap liabilities	$—	$2,415	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	March 3, 2012		December 3, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$2,462	$2,462	$7,431	$7,431
Available-for-sale securities	3,519	3,519	3,005	3,005

Financial liabilities:
Revolving line of credit	—	—	—	—
Mortgage debt	60,685	63,360	61,135	63,294
Interest rate swaps	2,655	2,655	2,415	2,415

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

5.     Inventories

Inventories consist of:

	March 3, 2012	December 3, 2011

Nursery stock	$14,747	$12,739
Materials and supplies	1,814	956
	$16,561	$13,695

In the 2011 first quarter, a charge of $550 was included in costs of landscape nursery sales to establish a reserve for the estimated book value of plants that had become unsaleable because some of Imperial’s hoop houses, in which the plants were stored, collapsed as a result of snow load from winter storms.  There were no charges recorded for the damaged hoop houses because they were fully depreciated prior to fiscal 2011.  Initial insurance proceeds of $200, related to the hoop house damage, were reflected as a gain on insurance recovery on the 2011 first quarter consolidated statement of operations (see Notes 8 and 11).  The claim was settled in the 2011 fourth quarter and an additional $279 of insurance proceeds was received at that time.

6.     Real Estate Assets

Real estate assets consist of:

	Estimated Useful Lives	March 3, 2012	December 3, 2011
Land		$10,435	$10,435
Land improvements	10 to 30 years	14,040	14,037
Buildings and improvements	10 to 40 years	117,162	117,120
Tenant improvements	Shorter of useful life or terms of related lease	14,104	14,104
Development costs		16,451	12,464
		172,192	168,160
Accumulated depreciation		(53,146)	(51,865)
		$119,046	$116,295

Included in real estate assets, net as of March 3, 2012 and December 3, 2011 was $2,093 and $2,161, respectively, reflecting the net book value of Imperial’s Florida farm that was shut down in fiscal 2009 and is being leased to another landscape nursery grower.

Total depreciation expense related to real estate assets, net was $1,281 and $1,345 in the 2012 and 2011 first quarters, respectively.  Griffin capitalized interest in the 2012 first quarter of $149.  There was no capitalized interest in the 2011 first quarter.

Real estate assets held for sale consist of:

	Estimated Useful Lives	March 3, 2012	December 3, 2011
Land		$35	$1,911
Land improvements	10 to 30 years	—	4
Buildings and improvements	10 to 40 years	—	11,855
Development costs		1,151	1,151
		1,186	14,921
Accumulated depreciation		—	(1,932)
		$1,186	$12,989

The decrease in real estate assets held for sale during the 2012 first quarter reflects the sale of the warehouse in Manchester, Connecticut that closed on January 31, 2012 (see Note 2).

7.     Investments

Centaur Media plc

Griffin’s investment in the common stock of Centaur Media plc (“Centaur Media”) is accounted for as an available-for-sale security under FASB ASC 320-10, “Investments-Debt and Equity Securities.”  Accordingly, changes in the fair value of Centaur Media, net of income taxes, along with the effect of changes in the foreign currency exchange rate, net of income taxes, are included in accumulated other comprehensive income (see Note 10).

As of March 3, 2012, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $842 and $3,519, respectively.  As of December 3, 2011, the cost, gross unrealized gain and fair value of Griffin’s investment in Centaur Media were $2,677, $328 and $3,005, respectively.

Shemin Nurseries Holding Corp.

Griffin holds an approximate 14% equity interest in Shemin Nurseries Holding Corp. (“SNHC”), which operates a landscape nursery distribution business through its subsidiary.  Griffin accounts for its investment in SNHC under the cost method of accounting for investments.  In the 2012 first quarter, Griffin received a cash distribution of $693 from SNHC.  Prior to receiving this distribution, Griffin’s carrying value of its investment in SNHC was $309.  As SNHC did not have cumulative earnings since the previous cash distribution from SNHC to Griffin in fiscal 2007, Griffin reported $309 of the payment received as a return of investment, with the balance of $384 reflected as investment income in the 2012 first quarter.  Accordingly, Griffin does not have any remaining book value in its investment in SNHC.

8.     Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	March 3, 2012	December 3, 2011
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,842	1,842
Machinery and equipment	3 to 20 years	12,207	12,129
		16,047	15,969
Accumulated depreciation		(13,814)	(13,721)
		$2,233	$2,248

In the 2011 first quarter, as a result of winter storms, some of Imperial’s hoop houses collapsed and a portion of the plants stored in the damaged hoop houses became unsaleable.  There was no charge to earnings for the damaged hoop houses because they were fully depreciated prior to the start of fiscal 2011.  A gain on insurance recovery of $200 related to the initial insurance proceeds received for the damaged hoop houses is included in Griffin’s 2011 first quarter consolidated statement of operations.  The claim was settled in the 2011 fourth quarter and an additional $279 of insurance proceeds was received at that time (see Notes 5 and 11).

Griffin incurred new capital lease obligations of $54 in the 2012 first quarter.  Griffin did not incur any new capital lease obligations in the 2011 first quarter.

9.     Long-Term Debt

Long-term debt includes:

	March 3, 2012	December 3, 2011
Nonrecourse mortgages:
6.08%, due January 1, 2013	$6,863	$6,926
6.30%, due May 1, 2014	409	453
5.73%, due August 1, 2015	19,274	19,368
8.13%, due April 1, 2016	4,155	4,232
7.0%, due October 1, 2017	6,166	6,220
Variable rate mortgage, due February 1, 2019*	11,552	11,609
Variable rate mortgage, due August 1, 2019*	8,138	8,176
5.25%, due January 28, 2020	4,128	4,151
Total nonrecourse mortgages	60,685	61,135
Revolving line of credit	—	—
Capital leases	95	46
Total	60,780	61,181
Less: current portion	(8,515)	(1,700)
Total long-term debt	$52,265	$59,481

* Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

Griffin is a party to two interest rate swap agreements related to nonrecourse mortgages on certain of its real estate assets.  Griffin accounts for both of its interest rate swap agreements as effective cash flow hedges (see Note 4).  No ineffectiveness on the cash flow hedges was recognized as of March 3, 2012 and none is anticipated over the term of the agreements.  Amounts in other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  Neither of the interest rate swap agreements contains any credit risk related contingent features.  In the 2012 first quarter, Griffin recognized a loss (included in other comprehensive income) of $240, before taxes, on its interest rate swap agreements.  In the 2011 first quarter, Griffin recognized a gain (included in other comprehensive income) of $758 before taxes, on its interest rate swap agreements.  In the 2012 first quarter and 2011 first quarter, the amounts of loss recognized on the effective portion of the interest rate swap agreements were $166 and $170, respectively.  As of March 3, 2012, $634 is expected to be reclassified over the next twelve months from other comprehensive income (loss) to interest expense.  As of March 3, 2012, the liability for Griffin’s interest rate swap agreements was $2,655 and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.

10.  Stockholders’ Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,
	March 3, 2012	February 26, 2011

Loss as reported from continuing operations for computation of basic and diluted per share results, net of tax	$(1,125)	$(2,266)

Income as reported from discontinued operation for computation of basic and diluted per share results, net of tax	1,647	137

Net income (loss)	$522	$(2,129)

Weighted average shares outstanding for computation of basic per share results	5,134,000	5,124,000

Incremental shares from assumed exercise of Griffin stock options (a)	—	—

Adjusted weighted average shares for computation of diluted per share results	5,134,000	5,124,000

(a)         Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  Such assessment is based on income (loss) from continuing operations when net income (loss) includes discontinued operations.  The incremental shares from the assumed exercise of stock options in the 2012 first quarter and 2011 first quarter would have been 5,000 and 10,000, respectively.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”).  Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.  Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at March 3, 2012 may be exercised as stock appreciation rights.

Griffin did not grant any stock options in the 2012 first quarter.  In the 2011 first quarter, 104,500 stock options were granted by Griffin under the 2009 Stock Option Plan.  The fair values of the stock options granted in the 2011 first quarter were $12.88 for 87,500 options and $10.37 for 17,000 options.  The fair values of all options granted in the 2011 first quarter were estimated as of the grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2011 first quarter were as follows:

Expected volatility	42.2% to 43.4%
Risk free interest rate	2.06% to 2.81%
Expected option term	5 to 8.5
Annual dividend yield	$0.40

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 13 Weeks Ended,
	March 3, 2012		February 26, 2011
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	54,075	$27.08	45,730	$23.18
Exercised	—	$—	(667)	$13.00
Vested	28,333	$33.36	8,333	$34.04
Outstanding at end of period	82,408	$29.24	53,396	$25.00

Range of Exercise Prices for Vested Options	Outstanding at March 3, 2012	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$11.00-$18.00	12,098	$13.22	0.9	$141	$73
$24.00-$32.00	25,211	$28.60	3.5	—	358
$33.00-$39.00	45,099	$33.89	6.3	—	669
	82,408	$29.24	4.7	$141	$1,100

	For the 13 Weeks Ended,
	March 3, 2012		February 26, 2011
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	190,443	$30.56	103,881	$32.56
Granted	—	$—	104,500	$28.77
Vested	(28,333)	$33.36	(8,333)	$34.04
Nonvested at end of period	162,110	$30.07	200,048	$30.52

Range of Exercise Prices for Nonvested Options	Outstanding at March 3, 2012	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$27.00-$30.00	113,776	$28.73	9.1	$—	$1,426
$33.00-$35.00	48,334	$33.24	7.0	—	668
	162,110	$30.07	8.5	$—	$2,094

Number of option holders at March 3, 2012	18

Compensation expense for stock options recognized in the 2012 first quarter and the 2011 first quarter was $138 and $115, respectively, with related tax benefits of $35 and $30, respectively.  As of March 3, 2012, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2012	$347
Fiscal 2013	$365
Fiscal 2014	$197
Fiscal 2015	$90
Fiscal 2016	$12

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) in the 2012 first quarter and 2011 first quarter consist of the following:

	For the 13 Weeks Ended,
	March 3, 2012	February 26, 2011

Balance at beginning of period	$(978)	$1,007
(Decrease) increase in fair value of cash flow hedges, net of taxes of ($89) and $280, respectively	(151)	478
Increase in fair value of Centaur Media, net of taxes of $162 and $144, respectively	301	267
Increase in fair value of Centaur Media due to exchange gain, net of taxes of $18 and $65, respectively	33	121
Balance at end of period	$(795)	$1,873

Accumulated other comprehensive income (loss) is comprised of the following:

	March 3, 2012	December 3, 2011
Unrealized gain on investment in Centaur Media	$594	$260
Unrealized loss on cash flow hedges	(1,673)	(1,522)
Actuarial gain on postretirement benefit plan	284	284
	$(795)	$(978)

Cash Dividend

Griffin did not declare a cash dividend in the 2012 first quarter.  During the 2012 first quarter, Griffin paid $513 for the cash dividend declared in the 2011 fourth quarter.  In the 2011 first quarter, Griffin declared a cash dividend of $0.10 per common share for holders of record as of the close of business on February 22, 2011, which was paid on March 3, 2011.

11.          Supplemental Financial Statement Information

Gain on Insurance Recovery

In the 2011 first quarter, snow load from winter storms resulted in the collapse of some of Imperial’s hoop houses and some of the plants stored in those hoop houses became unsaleable.  A charge of $550 was included in costs of landscape nursery sales in the 2011 first quarter to establish a reserve for the estimated book value of the inventory that became unsaleable.  There was no charge to earnings related to the damage to the hoop houses because they were fully depreciated prior to fiscal 2011.  Initial insurance proceeds of $200, related to the hoop house damage, were received in the 2011 first quarter and were reflected as a gain on insurance recovery on the 2011 first quarter consolidated statement of operations.  The claim for the damaged hoop houses was settled in the 2011 fourth quarter when Griffin received additional proceeds of $279 (see Notes 5 and 8).

Supplemental Cash Flow Information

Increases of $514 in the 2012 first quarter and $597 in the 2011 first quarter in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at March 3, 2012 and December 3, 2011 were $1,507 and $542, respectively, for additions to real estate assets.  Accounts payable and accrued liabilities related to additions to real estate assets increased $965 in the 2012 first quarter and decreased $52 in the 2011 first quarter.

As of December 3, 2011, Griffin’s accrued liabilities included $513 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2011 and paid in the 2012 first quarter.

Interest payments, net of capitalized interest, were $816 and $1,000 in the 2012 first quarter and 2011 first quarter, respectively.

Income Taxes

Griffin’s effective income tax benefit rate on continuing operations was 36.2% in the 2012 first quarter as compared to 37.5% in the 2011 first quarter.  The effective tax benefit rate used in the 2012 first quarter is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

A decrease of $180 to deferred tax assets in the 2012 first quarter relates to the mark to market adjustment on Griffin’s investment in Centaur Media.  An increase to deferred tax assets of $89 in the 2012 first quarter relates to the fair value adjustment of Griffin’s cash flow hedges.  A decrease to deferred tax assets of $209 in the 2011 first quarter relates to the mark to market adjustment on Griffin’s investment in Centaur Media.  A decrease to deferred tax assets of $280 in the 2011 first quarter relates to the fair value adjustment of cash flow hedges.  These increases and decreases to deferred income taxes are included as charges and credits, respectively, in Griffin’s other comprehensive loss for the 2012 and 2011 first quarters.

As of March 3, 2012, Griffin’s consolidated balance sheet includes a net current deferred tax asset of $607 and a net noncurrent deferred tax asset of $2,578.  Although Griffin has incurred pretax losses for the fiscal years ended November 28, 2009, November 27, 2010 and December 3, 2011, management has concluded that a valuation allowance against those net deferred tax assets is not required.

Examinations of Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns and Griffin’s fiscal 2007 Connecticut state income tax return are currently being performed.

12.  Commitments and Contingencies

As of March 3, 2012, Griffin had committed purchase obligations of $7.9 million, principally for the construction of a 228,000 square foot industrial building in Pennsylvania, master planning of Griffin Land’s industrial properties and the purchase of plants and raw materials by Imperial.

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

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended December 3, 2011 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, the recoverability of its accounts receivable and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The significant accounting estimates used by Griffin in the preparation of its financial statements for the thirteen weeks ended March 3, 2012 are consistent with those used by Griffin to prepare its fiscal 2011 financial statements.

Summary

On January 31, 2012, Griffin Land closed on the sale of its fully leased 308,000 square foot warehouse building in Manchester, Connecticut for $16.0 million in cash, and recorded a gain on sale, before taxes, of approximately $2.9 million in the 2012 first quarter.  In the 2011 fourth quarter, Griffin Land had given notice to the lessee of the Manchester warehouse that it was exercising the put option under its lease to sell the building to the lessee.  Accordingly, under generally accepted accounting principles in the United States of America, the Manchester warehouse was classified as real estate held for sale on Griffin’s consolidated balance sheet as of December 3, 2011 and the results of operations of this property and the gain on the sale of this property are reported as a discontinued operation for all periods presented.

Griffin had net income of approximately $0.5 million in the thirteen weeks ended March 3, 2012 (the “2012 first quarter”) as compared to a net loss of approximately $2.1 million in the thirteen weeks ended February 26, 2011 (“2011 first quarter”).  Griffin incurred a loss from continuing operations of approximately $1.1 million in the 2012 first quarter as compared to a loss from continuing operations of approximately $2.3 million in the 2011 first quarter.  The lower loss from continuing operations in the 2012 first quarter as compared to the 2011 first quarter principally reflects a lower consolidated operating loss, lower interest expense and higher investment income in the 2012 first quarter, partially offset by a lower income tax benefit in the 2012 first quarter.

Operating results of the Manchester warehouse, which is reported as a discontinued operation through the date of sale, were approximately $0.1 million, net of tax, in both the 2012 and 2011 first quarters.

Griffin’s results reflect a consolidated operating loss of approximately $1.3 million in the 2012 first quarter as compared to a consolidated operating loss of approximately $2.6 million in the 2011 first quarter, reflecting an increase of approximately $0.7 million in operating profit at Griffin Land, a decrease of approximately $0.6 million in the operating loss incurred by Imperial, and a decrease of approximately $0.1 million in general corporate expense.  The increase in operating profit at Griffin Land principally reflects lower building operating expenses in the 2012 first quarter as compared to the 2011 first quarter.  The lower operating loss incurred by Imperial in the 2012 first quarter as compared to the 2011 first quarter principally reflects the inclusion in the 2011 first quarter of approximately $0.6 million of charges for plants lost during winter storms.  Imperial historically incurs an operating loss in the first quarter due to the highly seasonal nature of its landscape nursery business.  Griffin’s general corporate expense was slightly lower in the 2012 first quarter as compared to the 2011 first quarter principally due to lower expenses related to Griffin’s non-qualified deferred compensation plan.  The increase in Griffin’s investment income in the 2012 first quarter as compared to the 2011 first quarter principally reflects dividend income from Shemin Nurseries Holding Corp.  The lower income tax benefit in the 2012 first quarter as compared to the 2011 first quarter reflects the lower pretax loss in the 2012 first quarter.

Results of Operations

Thirteen Weeks Ended March 3, 2012 Compared to the Thirteen Weeks Ended February 26, 2011

Griffin’s consolidated total revenue of approximately $4.6 million in the 2012 first quarter was essentially unchanged as compared to the 2011 first quarter, as net sales and other revenue at both Griffin Land and Imperial in the 2012 first quarter were essentially unchanged from the 2011 first quarter.

Griffin Land’s total revenue of $4.4 million in the 2012 first quarter was essentially unchanged from the 2011 first quarter, reflecting an increase of approximately $0.1 million of rental revenue from space under lease in the 2012 first quarter that was vacant in the 2011 first quarter offset by a decrease of approximately $0.1 million as a result of leases that expired subsequent to the 2011 first quarter and were not renewed.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of March 3, 2012	2,232,000	1,749,000	78%
As of December 3, 2011	2,540,000	2,044,000	80%
As of February 26, 2011	2,540,000	2,020,000	80%

The decrease in total square footage as of March 3, 2012 as compared to December 3, 2011 reflects the sale of the fully leased 308,000 square foot warehouse in Manchester, Connecticut that closed in the 2012 first quarter.  The decrease in square footage leased as of March 3, 2012 as compared to December 3, 2011 also reflects the sale of the Manchester warehouse and the expiration of a short-term lease of 11,000 square feet in an industrial building that was not renewed, partially offset by leasing 23,000 square feet of previously vacant space in an industrial building to the tenant in the adjoining space.  Thus far in fiscal 2012, there has been a significant increase in requests for proposals by prospective tenants, particularly those in the market for industrial space.  However, there is no assurance that this increase in market activity will result in the leasing of currently vacant space.

Griffin Land’s results from continuing operations did not include any property sales in either the 2012 or the 2011 first quarters.  Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue of approximately $0.2 million at Imperial in the 2012 first quarter were essentially unchanged as compared to the 2011 first quarter.  Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring.  First quarter sales at Imperial are not significant because sales in the winter months that comprise the first quarter (December through February) have accounted for less than 3% of Imperial’s full year net sales in each of the past three fiscal years.

Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $1.3 million in the 2012 first quarter, as compared to a consolidated operating loss, including general corporate expense, of approximately $2.6 million incurred in the 2011 first quarter.  Griffin Land had an operating profit of approximately $0.7 million in the 2012 first quarter as compared to operating profit of approximately $0.1 million in the 2011 first quarter.  Imperial incurred an operating loss of approximately $0.6 million in the 2012 first quarter as compared to an operating loss of approximately $1.2 million in the 2011 first quarter.  Griffin’s general corporate expense was approximately $1.4 million in both the 2012 first quarter and the 2011 first quarter.

Operating results at Griffin Land in the 2012 and 2011 first quarters were as follows:

	2012	2011
	First Qtr.	First Qtr.
	(amounts in thousands)
Rental revenue	$4,413	$4,406
Costs related to rental revenue excluding depreciation and amortization expense (a)	(1,620)	(2,209)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	2,793	2,197
Revenue from property sales	—	—
Costs related to property sales	—	—
Gain from property sales	—	—
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	2,793	2,197
General and administrative expenses excluding depreciation and amortization expense (a)	(688)	(708)
Profit before depreciation and amortization expense (a)	2,105	1,489
Depreciation and amortization expense related to costs of rental revenue	(1,373)	(1,430)
Depreciation and amortization expense - other	(4)	(5)
Operating profit	$728	$54

(a)             The costs related to rental revenue excluding depreciation and amortization expense; profit from leasing activities before general and administrative expenses and before depreciation and amortization expense; profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense; general and administrative expenses excluding depreciation and amortization expense and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America.  They are presented because Griffin believes they are useful financial indicators for measuring results in its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America.  The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statement of operations.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.6 million in the 2012 first quarter as compared to the 2011 first quarter, due principally to a decrease in costs related to rental revenue excluding depreciation and amortization expense.  Costs related to rental revenue excluding depreciation and amortization expense were lower in the 2012 first quarter as compared to the 2011 first quarter due principally to lower snow removal expenses in the 2012 first quarter as a result of the much milder winter weather in the 2012 first quarter as compared to the 2011 first quarter.

Griffin Land’s general and administrative expenses were essentially unchanged in the 2012 first quarter as compared to the 2011 first quarter.  Depreciation and amortization expense at Griffin Land was slightly lower in the 2012 first quarter as compared to the 2011 first quarter due principally to certain tenant improvements becoming fully depreciated subsequent to the 2011 first quarter.

Imperial’s operating results in the 2012 and 2011 first quarters were as follows:

	2012	2011
	First Qtr.	First Qtr.
	(amounts in thousands)
Net sales and other revenue	$200	$183
Cost of goods sold	173	881
Gross profit (loss)	27	(698)
Selling, general and administrative expenses	(670)	(704)
Gain on insurance recovery	—	200
Operating loss	$(643)	$(1,202)

Imperial historically incurs a first quarter operating loss due to the seasonality of the landscape nursery business.  As previously noted, Imperial’s first quarter net sales are not significant to its total net sales for the fiscal year.  The decrease in cost of goods sold in the 2012 first quarter as compared to the 2011 first quarter principally reflects the 2011 first quarter including a charge of approximately $0.6 million to reserve for the estimated book value of the plants that became unsaleable during the 2011 first quarter because some of the hoop houses in which the plants were stored collapsed as a result of snow load from winter storms.  There were no charges recorded for the damaged hoop houses in the 2011 first quarter because they were fully depreciated prior to the beginning of fiscal 2011.  The decrease in cost of goods sold in the 2012 first quarter as compared to the 2011 first quarter also reflects the

2011 first quarter including a charge of approximately $0.2 million for retrospective workers compensation claims related to Imperial’s Florida farm, which was closed in fiscal 2009.  There were no such charges in the 2012 first quarter.  Imperial’s selling, general and administrative expenses were slightly lower in the 2012 first quarter as compared to the 2011 first quarter principally due to the timing of expenses.  Imperial’s 2011 first quarter also included a $0.2 million gain on insurance recovery, reflecting the initial receipt of insurance proceeds related to the damaged hoop houses.

Griffin’s consolidated interest expense was approximately $0.9 million in the 2012 first quarter as compared to interest expense of approximately $1.1 million in the 2011 first quarter.  The decrease in interest expense of approximately $0.2 million is principally due to capitalized interest of approximately $0.2 million in the 2012 first quarter (there was no interest capitalized in the 2011 first quarter).

Griffin’s investment income increased by approximately $0.4 million in the 2012 first quarter as compared to the 2011 first quarter.  The increase in investment income reflects dividend income of $0.4 million from Shemin Nurseries Holding Corp. (“SNHC”).  Griffin received total cash of approximately $0.7 million from SNHC in the 2012 first quarter, of which approximately $0.4 million is reported as dividend income and the balance is recognized as a return of capital from SNHC.  Griffin did not receive any distributions from SNHC in the 2011 first quarter.

Griffin’s effective income tax benefit rate was 36.2% in the 2012 first quarter as compared to 37.5% in the 2011 first quarter.  The lower effective tax benefit rate in the 2012 first quarter is due to the effect of changes in state income taxes.  The effective tax benefit rate for the 2012 first quarter is based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective income tax benefit rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1.2 million in the 2012 first quarter as compared to approximately $2.0 million in the 2011 first quarter.  The lower usage of cash in the 2012 first quarter as compared to the 2011 first quarter principally reflects the lower loss from continuing operations in the 2012 first quarter as compared to the 2011 first quarter.

Net cash used in investing activities was approximately $2.8 million in the 2012 first quarter as compared to approximately $0.4 million in the 2011 first quarter.  The increase in net cash used in investing activities in the 2012 first quarter principally reflects the construction, on speculation, of a 228,000 square foot industrial building on the previously undeveloped Lehigh Valley land parcel that was acquired in 2010.  Site work and work on required offsite improvements started in the 2011 fourth quarter and building construction started in the 2012 first quarter.  Griffin Land expects to spend approximately $9.7 million in fiscal 2012 on this project and expects the building to be completed by the 2012 third quarter.  The site work and required offsite improvements include work that will prepare the site for a second industrial building.  Cash used in investing activities in the 2012 first quarter also reflects approximately $15.5 million received from the sale of the Manchester, Connecticut warehouse and the deposit of those cash proceeds into an escrow account for the potential purchase of replacement property under a Section 1031 like-kind exchange.  As Griffin did not identify a replacement property within the time frame required by the rules and regulations of a Section 1031 like-kind exchange, the cash deposited into escrow at the closing of the sale of the Manchester warehouse was returned to Griffin subsequent to the end of the 2012 first quarter.  Also in the 2012 first quarter, Griffin received cash of approximately $0.7 million from SNHC, approximately $0.4 million of which was reflected as dividend income and included in operating activities with the remaining approximately $0.3 million reflected as a return of capital and included in investing activities.

Net cash used in financing activities was approximately $1.0 million in the 2012 first quarter as compared to approximately $0.9 million in the 2011 first quarter.  The net cash used in financing activities in the 2012 first quarter reflects approximately $0.5 million for payments of principal on Griffin Land’s nonrecourse mortgages and a quarterly dividend payment of approximately $0.5 million on Griffin’s common stock.  The dividend paid in the 2012 first quarter was for the dividend declared by Griffin in the 2011 fourth quarter.  At the end of fiscal 2011, Griffin’s Board of Directors decided that beginning in fiscal 2012, rather than continuing to pay a quarterly dividend, Griffin will consider the payment of an annual dividend at the end of its fiscal year.  This change will permit the Board to evaluate better both Griffin’s prior full year results and its cash needs for the succeeding year when determining whether to decide on an annual dividend.  Net cash used in financing activities in the 2011 first quarter included cash used for the payment of dividends and the repayment of principal on Griffin Land’s nonrecourse mortgages, partially offset by a small amount of cash received from the exercise of stock options.

Griffin Land is currently negotiating a possible sale of 93 acres of undeveloped land in New England Tradeport, Griffin Land’s industrial park in Windsor and East Granby, Connecticut. If this potential sale is completed, the buyer would construct a one million square foot warehouse. This potential transaction is subject to a number of governmental approvals and there is considerable neighborhood opposition seeking to delay or terminate this potential transaction on grounds varying from environmental claims to opposition to the Town of Windsor providing tax benefits to the buyer. There is no certainty to the completion of this potential sale.

As previously reported, Griffin Land has an agreement to sell its remaining twenty-one residential lots in Stratton Farms, a residential development in Suffield, Connecticut, to a privately owned homebuilder.  If the homebuilder elects to exercise its option to purchase all of the remaining lots, which are currently scheduled annually in the fourth quarters of fiscal 2012, fiscal 2013 and fiscal 2014, Griffin Land would receive total proceeds of approximately $2.5 million.  The buyer’s failure to complete any scheduled purchase would terminate the buyer’s option. There is no assurance that this potential land sale transaction will be completed under the currents terms of the agreement, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of March 3, 2012 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$79.4	$12.2	$11.3	$27.0	$28.9
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	—	0.1	—	—
Operating Lease Obligations	0.3	0.2	0.1	—	—
Purchase Obligations (1)	7.9	7.9	—	—	—
Other (2)	2.8	—	—	—	2.8
	$90.5	$20.3	$11.5	$27.0	$31.7

(1)          Includes obligations for the construction of a 228,000 square foot industrial building in Pennsylvania, master planning of Griffin Land’s industrial properties and the purchase of plants and raw materials by Imperial.

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

As of March 3, 2012, Griffin had cash and cash equivalents of approximately $2.5 million. Subsequent to the end of the 2012 first quarter, Griffin received the cash proceeds of approximately $15.6 million from the sale of the Manchester warehouse that were being held in escrow for the potential purchase of a replacement property under a Section 1031 like-kind exchange.  Because a replacement property was not identified within the time frame required under the tax rules and regulations governing a Section 1031 like-kind exchange, the cash was released to Griffin.  Management believes that its cash and cash equivalents (including the cash received from the sale of the Manchester warehouse) and borrowing capacity under its revolving credit line will be sufficient to meet Griffin’s seasonal working capital requirements, the continued investment in Griffin’s real estate assets and the payment of dividends on its common stock, when and if declared by the Board of Directors.  Griffin may also continue to seek other nonrecourse mortgage placements on its properties.  Griffin Land’s real estate portfolio currently includes five buildings aggregating approximately 411,000 square feet that are not mortgaged.  Griffin also expects to continue to seek to purchase either or both land and buildings in markets principally outside of the Hartford, Connecticut area.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of currently vacant space, construction of additional facilities in the real estate business, the ability to obtain additional mortgage financing, completion of property sales under contract and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows.  Griffin does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary.  Griffin’s mortgage interest rates are described in Note 9 to the unaudited consolidated financial statements included in Item 1.

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  As of March 3, 2012, Griffin had $19.7 million of variable rate debt outstanding, for which Griffin had entered into interest rate swap agreements which effectively fix the interest rate on that debt.  There were no other variable rate borrowings outstanding as of March 3, 2012.

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

PART II                       OTHER INFORMATION

ITEM 1A.                         RISK FACTORS

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 2011.

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

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*              Filed herewith.

**                                      In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: April 12, 2012		Frederick M. Danziger
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: April 12, 2012		Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer