Form 10-Q
period 2012-06-02
GRIFFIN LAND & NURSERIES INC
filed 2012-07-12
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 2, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding at July 2, 2012:  5,139,526

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I                    FINANCIAL INFORMATION

ITEM 1.                                                         FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	June 2, 2012	December 3, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$11,940	$7,431
Accounts receivable, less allowance of $174 and $131	5,801	1,717
Inventories, net	13,471	13,695
Deferred income taxes	607	614
Other current assets	2,642	4,932
Total current assets	34,461	28,389
Real estate assets, net	122,790	116,295
Deferred income taxes	3,370	3,045
Available for sale securities - Investment in Centaur Media plc	2,704	3,005
Property and equipment, net	2,222	2,248
Real estate held for sale, net	1,861	12,989
Other assets	9,204	10,704
Total assets	$176,612	$176,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,683	$1,700
Accounts payable and accrued liabilities	4,920	3,954
Deferred revenue	641	1,296
Total current liabilities	7,244	6,950
Long-term debt	58,634	59,481
Other noncurrent liabilities	7,479	6,939
Total liabilities	73,357	73,370

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,526,492 and 5,521,170 shares issued, respectively, and 5,139,526 and 5,134,204 shares outstanding, respectively	55	55
Additional paid-in capital	106,754	106,370
Retained earnings	11,394	11,284
Accumulated other comprehensive loss, net of tax	(1,522)	(978)
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)
Total stockholders’ equity	103,255	103,305
Total liabilities and stockholders’ equity	$176,612	$176,675

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Rental revenue and property sales	$4,476	$4,438	$8,889	$8,844
Landscape nursery net sales and other revenue	8,258	9,262	8,458	9,445
Total revenue	12,734	13,700	17,347	18,289

Costs related to rental revenue and property sales	2,929	2,889	5,922	6,528
Costs of landscape nursery sales and other revenue	7,162	8,035	7,335	8,916
Total costs of goods sold and costs related to rental revenue and property sales	10,091	10,924	13,257	15,444

Gross profit	2,643	2,776	4,090	2,845

Selling, general and administrative expenses	2,698	2,994	5,420	5,826
(Gain) on insurance recovery	—	—	—	(200)
Operating loss	(55)	(218)	(1,330)	(2,781)
Interest expense	(830)	(1,056)	(1,705)	(2,132)
Investment income	82	80	469	91
Loss before income tax benefit	(803)	(1,194)	(2,566)	(4,822)
Income tax benefit	391	428	1,029	1,790
Loss from continuing operations	(412)	(766)	(1,537)	(3,032)
Discontinued operation, net of tax:
Income from operations, net of tax	—	137	117	274
Gain on sale of warehouse, net of tax	—	—	1,530	—
Total discontinued operation, net of tax	—	137	1,647	274

Net income (loss)	$(412)	$(629)	$110	$(2,758)

Basic net income (loss) per common share:
Loss from continuing operations	$(0.08)	$(0.15)	$(0.30)	$(0.59)
Income from discontinued operation	—	0.03	0.32	0.05
Basic net income (loss) per common share	$(0.08)	$(0.12)	$0.02	$(0.54)

Diluted net income (loss) per common share:
Loss from continuing operations	$(0.08)	$(0.15)	$(0.30)	$(0.59)
Income from discontinued operation	—	0.03	0.32	0.05
Diluted net income (loss) per common share	$(0.08)	$(0.12)	$0.02	$(0.54)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011

Net income (loss)	$(412)	$(629)	$110	$(2,758)

Other comprehensive income (loss), net of tax:

Decrease in fair value of Centaur Media	(530)	(593)	(196)	(205)

(Decrease) increase in fair value of cash flow hedges	(197)	(359)	(348)	119

Total other comprehensive loss, net of tax	(727)	(952)	(544)	(86)

Total comprehensive loss	$(1,139)	$(1,581)	$(434)	$(2,844)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Twenty-Six Weeks Ended June 2, 2012 and May 28, 2011

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at November 27, 2010	5,510,503	$55	$105,620	$15,811	$1,007	$(13,426)	$109,067

Exercise of stock options	10,667	—	186	—	—	—	186

Stock-based compensation expense	—	—	277	—	—	—	277

Dividends declared, $0.20 per share	—	—	—	(1,026)	—	—	(1,026)

Net loss	—	—	—	(2,758)	—	—	(2,758)

Other comprehensive income from cash flow hedging transactions, net of tax	—	—	—	—	119	—	119

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(205)	—	(205)

Balance at May 28, 2011	5,521,170	$55	$106,083	$12,027	$921	$(13,426)	$105,660

Balance at December 3, 2011	5,521,170	$55	$106,370	$11,284	$(978)	$(13,426)	$103,305

Stock-based compensation expense	—	—	304	—	—	—	304

Exercise of stock options	5,322	—	80	—	—	—	80

Net income	—	—	—	110	—	—	110

Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(348)	—	(348)

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(196)	—	(196)

Balance at June 2, 2012	5,526,492	$55	$106,754	$11,394	$(1,522)	$(13,426)	$103,255

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 26 Weeks Ended,
	June 2, 2012	May 28, 2011
Operating activities:
Net income (loss)	$110	$(2,758)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,078	3,440
Gain on sale of property	(2,886)	—
Stock-based compensation expense	304	277
Amortization of debt issuance costs	148	127
Deferred income taxes	(8)	(1,615)
Provision for bad debts	6	20
Income from equity investments	(6)	(6)
Provision for inventory losses	—	400
Changes in assets and liabilities:
Accounts receivable	(4,090)	(5,027)
Inventories	224	823
Other current assets	2,290	1,678
Accounts payable and accrued liabilities	124	1,055
Deferred revenue	(751)	(772)
Other noncurrent assets and noncurrent liabilities, net	(29)	(253)
Net cash used in operating activities	(1,486)	(2,611)

Investing activities:
Proceeds from sale of property, net of expenses	15,537	—
Additions to real estate assets	(8,385)	(773)
Return of capital from Shemin Nurseries Holding Corp.	309	—
Additions to property and equipment	(115)	(131)
Net cash provided by (used in) investing activities	7,346	(904)

Financing activities:
Payments of debt	(918)	(864)
Dividends paid to stockholders	(513)	(1,025)
Exercise of stock options	80	186
Debt issuance costs	—	(260)
Net cash used in financing activities	(1,351)	(1,963)
Net increase (decrease) in cash and cash equivalents	4,509	(5,478)
Cash and cash equivalents at beginning of period	7,431	9,260
Cash and cash equivalents at end of period	$11,940	$3,782

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

The accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the fiscal year ended December 3, 2011 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.  The consolidated balance sheet data as of December 3, 2011 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).

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

As of June 2, 2012, Griffin was a party to two interest rate swap agreements to hedge interest rate exposures.  Griffin does not use derivatives for speculative purposes.  Griffin applied FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet.

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

The results of operations for the thirteen weeks ended June 2, 2012 (the “2012 second quarter”) and the twenty-six weeks ended June 2, 2012 (the “2012 six month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended May 28, 2011 is referred to herein as the “2011 second quarter” and the twenty-six weeks ended May 28, 2011 is referred to herein as the “2011 six month period.”

Certain amounts from the prior year have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures,” which requires new disclosures and provides clarification of existing disclosures about fair value measurements.  More specifically, this update requires: (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The update was effective for Griffin in the 2011 first quarter, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements became effective for Griffin in the fiscal 2012 first quarter.  The adoption of this guidance did not have a material impact on Griffin’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement,” which aligns disclosures related to fair value between U.S. GAAP and International Financial Reporting Standards.  The standards update includes changes to the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and changes to the disclosure of information about fair value measurements.  More specifically, the changes clarify the intent of the FASB regarding the application of existing fair value measurements and disclosures as well as changing some particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  These disclosure requirements became effective for Griffin in the fiscal 2012 first quarter.  The adoption of this guidance did not have a material impact on Griffin’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income,” which amends the presentation of comprehensive income and facilitates the convergence of U.S. GAAP and International Financial Reporting Standards. The new guidance requires an entity to present components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements.  This new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance became effective for Griffin in the fiscal 2012 second quarter, as Griffin chose to present the components of net income and other comprehensive income in two separate statements.  The adoption of this new presentation of comprehensive income did not have an effect on Griffin’s financial position or results of operations.

2.              Discontinued Operation

On January 31, 2012, Griffin Land closed on the sale of its Manchester, Connecticut warehouse to its full building tenant in that building, an affiliate of Raymour & Flanigan (“Raymour”).  Net cash proceeds from the sale, after selling expenses of $438 paid out of proceeds at closing and $25 paid separately, were $15,537, and a pretax gain of $2,886 is included in the results for discontinued operation in the 2012 six month period.  Upon completion of the sale, Griffin deposited the cash of $15,562 received from the sale at closing into an escrow account for the potential purchase of a replacement property under a Section 1031 like-kind exchange.  As Griffin Land did not identify a replacement property within the time frame required under the tax rules and regulations governing a Section 1031 like-kind exchange, on March 19, 2012 the cash being held in escrow was released to Griffin Land.

In the fiscal 2011 fourth quarter, Griffin Land gave notice to Raymour that Griffin Land was exercising the put option under its lease with Raymour to sell the Manchester warehouse to Raymour for $16.0 million.  Accordingly, the building was classified as real estate held for sale on Griffin’s consolidated balance sheet as of December 3, 2011.  The operating results of the Manchester warehouse are reflected as a discontinued operation in Griffin’s consolidated statements of operations for all periods presented. Rental revenue and operating profit from the Manchester warehouse were as follows:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011

Rental revenue	$—	$408	$273	$815

Operating profit	$—	$222	$221	$444

3.              Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the real estate and landscape nursery segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Total net sales and other revenue:
Rental revenue and property sales	$4,476	$4,438	$8,889	$8,844
Landscape nursery net sales and other revenue	8,258	9,262	8,458	9,445
	$12,734	$13,700	$17,347	$18,289
Operating profit (loss):
Real estate	$912	$886	$1,640	$940
Landscape nursery	36	82	(607)	(1,120)
Industry segment totals	948	968	1,033	(180)
General corporate expense	(1,003)	(1,186)	(2,363)	(2,601)
Operating loss	(55)	(218)	(1,330)	(2,781)
Interest expense	(830)	(1,056)	(1,705)	(2,132)
Investment income	82	80	469	91
Loss before income tax benefit	$(803)	$(1,194)	$(2,566)	$(4,822)

The above table reflects the net sales and other revenue and operating profit/loss included in continuing operations on Griffin’s consolidated statements of operations.  Operating results of the Manchester, Connecticut warehouse and the gain on the sale of that building are included in the results of the discontinued operation on Griffin’s consolidated statements of operations (see Note 2).

Continuing operations of the real estate segment had no revenue from property sales in either the 2012 six month period or the 2011 six month period. In fiscal 2009, Imperial shut down operations on its Florida farm and entered into a lease with another grower for that property. Other revenue of the landscape nursery segment includes revenue from the rental of Imperial’s Florida farm as follows:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011

Rental revenue from Imperial’s Florida farm	$117	$118	$235	$235

	June 2, 2012	December 3, 2011
Identifiable assets:
Real estate	$132,734	$140,409
Landscape nursery	24,532	21,303
Industry segment totals	157,266	161,712
General corporate	19,346	14,963
Total assets	$176,612	$176,675

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 liabilities include Griffin’s interest rate swap derivatives (see Note 9).  The fair values of Griffin’s interest rate swap derivative instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data.  These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.  As of June 2, 2012 and December 3, 2011, Griffin’s consolidated balance sheets include acquired intangible assets related to a building acquired in fiscal 2010.  These assets are comprised of the value of an in-place lease and the associated tenant relationship.  Griffin derived these values at the date of acquisition based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the leasing of vacant space and other data contained in an independent appraisal of the acquired property.  Therefore, Griffin categorized the acquired intangible assets related to the acquired property as Level 3 within the fair value hierarchy.

During the 2012 six month period, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2.  The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	June 2, 2012
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$2,704	$—	$—

Interest rate swap liabilities	$—	$2,968	$—

	December 3, 2011
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$3,005	$—	$—

Interest rate swap liabilities	$—	$2,415	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	June 2, 2012		December 3, 2011
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$11,940	$11,940	$7,431	$7,431
Available-for-sale securities	1	2,704	2,704	3,005	3,005

Financial liabilities:
Revolving line of credit	2	—	—	—	—
Mortgage debt	2	60,230	62,881	61,135	63,294
Interest rate swaps	2	2,968	2,968	2,415	2,415

The fair values of the available-for-sale securities are based on quoted market prices.  The fair values of the mortgage debt are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities, and additionally, Griffin considers its credit worthiness in determining the fair values of its debt.  The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

5.     Inventories

Inventories consist of:

	June 2, 2012	December 3, 2011

Nursery stock	$12,139	$12,739
Materials and supplies	1,332	956
	$13,471	$13,695

There were no charges to increase inventory reserves in the 2012 six month period.  In the 2011 six month period, a net charge of $400 was included in costs of landscape nursery sales to establish a reserve for the estimated book value of plants that had become unsaleable because some of Imperial’s hoop houses, in which the plants were stored, collapsed as a result of snow load from winter storms in 2011.  In the 2011 first quarter, a charge of $550 was included in costs of landscape nursery sales based on the number of plants estimated at that time that had become unsaleable due to the collapsed hoop houses.  Upon removal of the damaged hoop houses during the 2011 second quarter, which could not have been done earlier due to the winter conditions that existed at the end of the 2011 first quarter, management determined that the number of plants affected by the hoop house collapses was lower than previously estimated.  Accordingly, a $250 reduction of the charge for plants that became unsaleable due to the collapsed hoop houses was reflected in costs of landscape nursery sales in the 2011 second quarter.  Costs of landscape nursery sales in the 2011 second quarter also included a charge of $100 for certain starter plants that were lost due to a plant disease issue.  There were no charges recorded for the damaged hoop houses because they were fully depreciated prior to fiscal 2011.  Initial insurance proceeds of $200, related to the hoop house damage, were reflected as a gain on insurance recovery in the 2011 six month period consolidated statement of operations (see Notes 8 and 11).  The claim was settled in the 2011 fourth quarter and an additional $279 of insurance proceeds was received at that time.

6.     Real Estate Assets

Real estate assets consist of:

	Estimated Useful Lives	June 2, 2012	December 3, 2011
Land		$10,267	$10,435
Land improvements	10 to 30 years	14,040	14,037
Buildings and improvements	10 to 40 years	117,390	117,120
Tenant improvements	Shorter of useful life or terms of related lease	14,441	14,104
Development costs		20,956	12,464
		177,094	168,160
Accumulated depreciation		(54,304)	(51,865)
		$122,790	$116,295

Included in real estate assets, net, as of June 2, 2012 and December 3, 2011 was $2,025 and $2,161, respectively, reflecting the net book value of Imperial’s Florida farm that was shut down in fiscal 2009 and is being leased to another landscape nursery grower.

Total depreciation expense and capitalized interest related to real estate assets, net, were as follows:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011

Depreciation expense	$1,289	$1,331	$2,570	$2,677

Capitalized interest	$220	$—	$369	$—

Real estate held for sale consists of:

	Estimated Useful Lives	June 2, 2012	December 3, 2011
Land		$203	$1,911
Land improvements	10 to 30 years	—	4
Buildings and improvements	10 to 40 years	—	11,855
Development costs		1,658	1,151
		1,861	14,921
Accumulated depreciation		—	(1,932)
		$1,861	$12,989

The decrease in real estate held for sale during the 2012 six month period principally reflects the sale of the warehouse in Manchester, Connecticut that closed on January 31, 2012 (see Note 2).

7.     Investments

Centaur Media plc

Griffin’s investment in the common stock of Centaur Media plc (“Centaur Media”) is accounted for as an available-for-sale security under FASB ASC 320-10, “Investments — Debt and Equity Securities.”  Accordingly, changes in the fair value of Centaur Media, net of income taxes, along with the effect of changes in the foreign currency exchange rate, net of income taxes, are included in accumulated other comprehensive income (see Note 10).

The cost, unrealized gain and fair value of Griffin’s investment in Centaur Media are as follows:

	June 2, 2012	December 3, 2011

Cost	$2,677	$2,677
Unrealized gain	27	328
Fair value	$2,704	$3,005

Shemin Nurseries Holding Corp.

Griffin holds an approximate 14% equity interest in Shemin Nurseries Holding Corp. (“SNHC”), which operates a landscape nursery distribution business through its subsidiary.  Griffin accounts for its investment in SNHC under the cost method of accounting for investments.  In the 2012 first quarter, Griffin received a cash distribution of $693 from SNHC.  Prior to receiving this distribution, Griffin’s carrying value of its investment in SNHC was $309.  As SNHC did not have cumulative earnings since the previous cash distribution from SNHC to Griffin in fiscal 2007, Griffin reported $309 of the payment received as a return of investment, with the balance of $384 reflected as investment income in the 2012 six month period.  Accordingly, Griffin does not have any remaining book value in its investment in SNHC.

8.     Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	June 2, 2012	December 3, 2011
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,842	1,842
Machinery and equipment	3 to 20 years	12,254	12,129
		16,094	15,969
Accumulated depreciation		(13,872)	(13,721)
		$2,222	$2,248

In the 2011 first quarter, as a result of winter storms, some of Imperial’s hoop houses collapsed and a portion of the plants stored in the damaged hoop houses became unsaleable.  There was no charge to earnings for the damaged hoop houses because they were fully depreciated prior to the start of fiscal 2011.  A gain on insurance recovery of $200 related to the initial insurance proceeds received for the damaged hoop houses is included in Griffin’s 2011 six month period consolidated statement of operations.  The claim was settled in the 2011 fourth quarter and an additional $279 of insurance proceeds was received at that time (see Notes 5 and 11).

Griffin incurred a new capital lease obligation of $54 in the 2012 six month period.  Griffin did not incur any new capital lease obligations in the 2011 six month period.

9.     Long-Term Debt

Long-term debt includes:

	June 2, 2012	December 3, 2011
Nonrecourse mortgages:
6.08%, due January 1, 2013	$6,799	$6,926
6.30%, due May 1, 2014	365	453
5.73%, due August 1, 2015	19,179	19,368
8.13%, due April 1, 2016	4,105	4,232
7.0%, due October 1, 2017	6,110	6,220
Variable rate mortgage, due February 1, 2019*	11,495	11,609
Variable rate mortgage, due August 1, 2019*	8,100	8,176
5.25%, due January 28, 2020	4,077	4,151
Total nonrecourse mortgages	60,230	61,135
Revolving line of credit	—	—
Capital leases	87	46
Total	60,317	61,181
Less: current portion	(1,683)	(1,700)
Total long-term debt	$58,634	$59,481

* Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

As of June 2, 2012 Griffin was a party to two interest rate swap agreements related to nonrecourse mortgages on certain of its real estate assets.  Griffin accounts for both of its interest rate swap agreements as effective cash flow hedges (see Note 4).  No ineffectiveness on the cash flow hedges was recognized as of June 2, 2012 and none is anticipated over the term of the agreements.  Amounts in other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  Neither of the interest rate swap agreements contains any credit risk related contingent features.  In the 2012 six month period, Griffin recognized a loss (included in other comprehensive income) of $553, before taxes, and in the 2011 six month period, Griffin recognized a gain (included in other comprehensive income) of $188, before taxes, on its interest rate swap agreements.  The amounts of loss recognized on the effective portion of the interest rate swap agreements were as follows:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011

Loss on swap agreements	$(163)	$(165)	$(329)	$(335)

As of June 2, 2012, $598 is expected to be reclassified over the next twelve months from other comprehensive income (loss) to interest expense.  As of June 2, 2012, the liability for Griffin’s interest rate swap agreements was $2,968 and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.

On June 15, 2012, Griffin and two of its wholly-owned subsidiaries entered into the Third Modification Agreement (the “Modification Agreement”) to the mortgage loan due January 1, 2013 with Webster Bank (the “Webster Mortgage”).  The Modification Agreement extends the maturity of the Webster Mortgage to October 2, 2017.  In accordance with the Modification Agreement, the interest rate under the Webster Mortgage, which currently is fixed at 6.08%, will change, effective October 1, 2012, to a floating rate of the one month LIBOR plus 2.75%.  In anticipation of entering into the Modification Agreement, on June 7, 2012, Griffin entered into an interest rate swap agreement with Webster Bank to effectively fix the interest rate on the Webster Mortgage at 3.86% from October 1, 2012 through the maturity of the Webster Mortgage.  Pursuant to the Modification Agreement, effective on October 1, 2012, principal payments on the Webster Mortgage will be based on a twenty-five year amortization schedule.  The Webster Mortgage is collateralized by Griffin Land’s two multi-story office buildings in Windsor, Connecticut.  The Modification Agreement did not alter the collateral for the Webster Mortgage.

10.  Stockholders’ Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011

Loss as reported from continuing operations for computation of basic and diluted per share results, net of tax	$(412)	$(766)	$(1,537)	$(3,032)

Income as reported from discontinued operation for computation of basic and diluted per share results, net of tax	—	137	1,647	274

Net income (loss)	$(412)	$(629)	$110	$(2,758)

Weighted average shares outstanding for computation of basic per share results	5,137,000	5,128,000	5,136,000	5,126,000

Incremental shares from assumed exercise of Griffin stock options (a)	—	—	—	—

Adjusted weighted average shares for computation of diluted per share results	5,137,000	5,128,000	5,136,000	5,126,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. Such assessment is based on income (loss) from continuing operations when net income (loss) includes discontinued operations. The incremental shares from the assumed exercise of stock options in the thirteen and twenty-six weeks ended June 2, 2012 would have been 3,000 and 4,000, respectively. The incremental shares from the assumed exercise of stock options in the thirteen and twenty-six weeks ended May 28, 2011 would have been 9,000 for each period.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”).  Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by

Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.  Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at June 2, 2012 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors upon their re-election to Griffin’s Board of Directors and to Griffin’s employees:

	For the 26 Weeks Ended,
	June 2, 2012		May 28, 2011
	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date

Non-employee directors	6,748	$11.32	8,712	$12.03
Employees	—		104,500	$10.37 - $12.88
Total	6,748		113,212

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2012 and 2011 six month periods were as follows:

	For the 26 Weeks Ended,
	June 2, 2012	May 28, 2011

Expected volatility	41.1%	42.0% to 43.4%
Risk free interest rate	1.16%	2.06% to 2.81%
Expected option term (in years)	8.5	5 to 8.5
Annual dividend yield	—	$0.40

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 26 Weeks Ended,
	June 2, 2012		May 28, 2011
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	54,075	$27.08	45,730	$23.18
Exercised	(5,322)	$15.03	(10,667)	$17.45
Vested	33,801	$32.69	16,847	$31.08
Outstanding at end of period	82,554	$30.16	51,910	$26.92

Range of Exercise Prices for Vested Options	Outstanding at June 2, 2012	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$11.00-$12.00	6,776	$11.81	1.0	$79	$35
$24.00-$32.00	30,679	$28.72	4.1	—	432
$33.00-$39.00	45,099	$33.89	5.8	—	669
	82,554	$30.16	4.8	$79	$1,136

	For the 26 Weeks Ended,
	June 2, 2012		May 28, 2011
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	190,443	$30.56	103,881	$32.56
Granted	6,748	$23.70	113,212	$28.68
Vested	(33,801)	$32.69	(16,847)	$31.08
Nonvested at end of period	163,390	$29.84	200,246	$30.49

Range of Exercise Prices for Nonvested Options	Outstanding at June 2, 2012	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$24.00-$30.00	115,056	$28.41	8.7	$—	$1,429
$33.00-$35.00	48,334	$33.24	6.5	—	668
	163,390	$29.84	8.1	$—	$2,097

Number of option holders at June 2, 2012	18

Compensation expense and related tax benefits for stock options were as follows:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011

Compensation expense	$166	$162	$304	$277

Related tax benefit	$31	$41	$66	$71

As of June 2, 2012, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2012	$247
Fiscal 2013	$403
Fiscal 2014	$213
Fiscal 2015	$90
Fiscal 2016	$12

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) is comprised of the following:

	June 2, 2012	December 3, 2011
Unrealized gain on investment in Centaur Media	$64	$260
Unrealized loss on cash flow hedges	(1,870)	(1,522)
Actuarial gain on postretirement benefit plan	284	284
	$(1,522)	$(978)

Cash Dividend

Griffin did not declare a cash dividend in the 2012 six month period.  During the 2012 first quarter, Griffin paid $513 for the cash dividend declared in the 2011 fourth quarter.  In the 2011 second quarter, Griffin declared a cash dividend of $0.10 per common share for holders of record as of the close of business on May 26, 2011, which was paid on June 2, 2011.

11.          Supplemental Financial Statement Information

Gain on Insurance Recovery

In the 2011 six month period, snow load from winter storms caused the collapse of some of Imperial’s hoop houses and some of the plants stored in those hoop houses became unsaleable.  A charge of $300 was included in costs of landscape nursery sales in the 2011 six month period to establish a reserve for the estimated book value of the inventory that became unsaleable.  There was no charge to earnings related to the damage to the hoop houses because they were fully depreciated prior to fiscal 2011.  Initial insurance proceeds of $200, related to the hoop house damage, were received in the 2011 first quarter and were reflected as a gain on insurance recovery in the 2011 six month period consolidated statement of operations.   The claim for the damaged hoop houses was settled in the 2011 fourth quarter when Griffin received additional proceeds of $279 (see Notes 5 and 8).

Supplemental Cash Flow Information

Decreases of $301 and $315, respectively, in the 2012 and 2011 six month periods in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at June 2, 2012 and December 3, 2011 were $1,897 and $542, respectively, for additions to real estate assets.  Accounts payable and accrued liabilities related to additions to real estate assets increased by $1,355 and $9 in the 2012 and 2011 six month periods, respectively.

As of December 3, 2011, Griffin’s accrued liabilities included $513 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2011 and paid in the 2012 first quarter.

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011

Interest payments, net of capitalized interest	$741	$1,023	$1,557	$2,023

Income Taxes

Griffin’s effective income tax benefit rate on continuing operations was 40.1% for the 2012 six month period as compared to 37.1% for the 2011 six month period.  The effective tax benefit rate used in the 2012 six month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

The following increases and decreases to deferred income taxes are included as charges and credits, respectively, in Griffin’s other comprehensive loss:

	For the 13 Weeks Ended June 2, 2012			For the 26 Weeks Ended June 2, 2012
	Pretax	Tax (Expense) Benefit	Net-of-Tax	Pretax	Tax (Expense) Benefit	Net-of-Tax

Decrease in fair value of Centaur Media	$(720)	$252	$(468)	$(257)	$90	$(167)
Decrease in fair value of Centaur Media due to exchange gain	(95)	33	(62)	(44)	15	(29)
Decrease in fair value of cash flow hedges	(313)	116	(197)	(553)	205	(348)

Other comprehensive loss	$(1,128)	$401	$(727)	$(854)	$310	$(544)

	For the 13 Weeks Ended May 28, 2011			For the 26 Weeks Ended May 28, 2011
	Pretax	Tax (Expense) Benefit	Net-of-Tax	Pretax	Tax (Expense) Benefit	Net-of-Tax

Decrease in fair value of Centaur Media	$(986)	$345	$(641)	$(575)	$201	$(374)
Increase in fair value of Centaur Media due to exchange gain	74	(26)	48	260	(91)	169
(Decrease) increase in fair value of cash flow hedges	(570)	211	(359)	188	(69)	119

Other comprehensive loss	$(1,482)	$530	$(952)	$(127)	$41	$(86)

As of June 2, 2012, Griffin’s consolidated balance sheet includes a net current deferred tax asset of $607 and a net noncurrent deferred tax asset of $3,370.  Although Griffin has incurred pretax losses for the fiscal years ended November 28, 2009, November 27, 2010 and December 3, 2011, management has concluded that a valuation allowance against those net deferred tax assets is not required.

Examinations of Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns and Griffin’s fiscal 2007 Connecticut state income tax return are currently being performed.

12.  Commitments and Contingencies

On May 1, 2012, Griffin Land entered into a Purchase and Sale Agreement for the sale of approximately 14 acres of undeveloped land in Windsor, Connecticut for approximately $1.0 million in cash. The completion of this transaction is contingent on the buyer receiving approvals from the town’s land use commissions for its plans to construct an office building on the site. There is no guarantee that this transaction will be completed under its current terms, or at all.

As of June 2, 2012, Griffin had committed purchase obligations of $3.5 million, principally for the remaining construction on the 228,000 square foot industrial building being built by Griffin Land on the Lehigh Valley land acquired in fiscal 2010, master planning of Griffin Land’s industrial properties and the purchase of plants and raw materials by Imperial.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate to Griffin’s consolidated financial position, results of operations or cash flows.

13. Subsequent Event

On July  , 2012, Griffin Land closed on the sale of approximately 93 acres of undeveloped land in New England Tradeport, Griffin Land’s industrial park in Windsor and East Granby, Connecticut for cash consideration of $7.0 million, before transaction expenses.  At closing, the sale proceeds were placed in escrow for the potential purchase of a replacement property under a Section 1031 like-kind exchange although Griffin has not yet identified a replacement property.  If a Section 1031 like-kind exchange transaction is not completed, the escrowed funds will be returned to Griffin.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, the recoverability of its accounts receivable and inventory reserves. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the thirteen and twenty-six weeks ended June 2, 2012 are consistent with those used by Griffin to prepare its fiscal 2011 financial statements.

Summary

Griffin incurred a loss from continuing operations and a net loss of approximately $0.4 million in the thirteen weeks ended June 2, 2012 (the “2012 second quarter”) as compared to a loss from continuing operations of approximately $0.8 million and a net loss of approximately $0.6 million in the thirteen weeks ended May 28, 2011 (the “2011 second quarter”). The 2011 second quarter included income of approximately $0.1 million, net of tax, from Griffin Land’s warehouse building in Manchester, Connecticut that was sold in the 2012 first quarter (see below) and is reflected in Griffin’s financial statements as a discontinued operation. The lower loss from continuing operations in the 2012 second quarter as compared to the 2011 second quarter principally reflects a lower consolidated operating loss and lower interest expense in the 2012 second quarter as compared to the 2011 second quarter. Griffin’s lower consolidated operating loss in the 2012 second quarter as compared to the 2011 second quarter reflects lower general corporate expense. Operating results at Griffin Land and Imperial in the 2012 second quarter as compared to the 2011 second quarter were essentially unchanged.

Griffin had net income of approximately $0.1 million for the twenty-six weeks ended June 2, 2012 (the “2012 six month period”) as compared to a net loss of approximately $2.8 million for the twenty-six weeks ended May 28, 2011 (the “2011 six month period”). The 2012 six month period included a gain of approximately $1.6 million, net of tax, from Griffin’s discontinued operation as compared to a gain of approximately $0.3 million, net of tax, from Griffin’s discontinued operation in the 2011 six month period. The gain on sale of the Manchester warehouse is included in the 2012 six month results (see below). Griffin incurred a loss from continuing operations of approximately $1.5 million in the 2012 six month period as compared to a loss from continuing operations of approximately $3.0 million in the 2011 six month period. The lower loss from continuing operations in the 2012 six month period as compared to the 2011 six month period principally reflects a lower consolidated operating loss, lower interest expense and higher investment income in the 2012 six month period, partially offset by a lower income tax benefit in the 2012 six month period. Griffin’s lower consolidated operating loss in the 2012 six month period as compared to the 2011 six month period reflects an increase in operating profit at Griffin Land, a decrease in the operating loss incurred by Imperial and lower general corporate expense.

On January 31, 2012, Griffin Land closed on the sale of its fully leased 308,000 square foot warehouse building in Manchester, Connecticut for $16.0 million in cash (before transaction expenses), and recorded a gain on sale, before taxes, of approximately $2.9 million in the 2012 first quarter. In the 2011 fourth quarter, Griffin Land had given notice to the lessee of the Manchester warehouse that it was exercising the put option under its lease to sell the building to the lessee. Accordingly, under generally accepted accounting principles in the United States of America, the Manchester warehouse was classified as real estate held for sale on Griffin’s consolidated balance sheet as of December 3, 2011 and the results of operations and the gain on the sale of this property are reported as a discontinued operation for all periods presented.

Results of Operations

Thirteen Weeks Ended June 2, 2012 Compared to the Thirteen Weeks Ended May 28, 2011

Griffin’s consolidated total revenue decreased from approximately $13.7 million in the 2011 second quarter to approximately $12.7 million in the 2012 second quarter. The decrease of approximately $1.0 million principally reflects a decrease in net sales and other revenue of approximately $1.0 million at Imperial. Total revenue at Griffin Land was essentially unchanged in the 2012 second quarter as compared to the 2011 second quarter.

Griffin Land’s total revenue of approximately $4.5 million in the 2012 second quarter was essentially unchanged from the 2011 second quarter, reflecting an increase of approximately $0.1 million of rental revenue from space under lease in the 2012 second quarter that was vacant in the 2011 second quarter offset by a decrease in rental revenue of approximately $0.1 million as a result of leases that expired subsequent to the 2011 second quarter and were not renewed.

A summary of the square footage of Griffin Land’s real estate portfolio, excluding for all periods presented the 308,000 square foot warehouse in Manchester, Connecticut that was sold in the 2012 first quarter, is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of June 2, 2012	2,232,000	1,753,000	79%
As of December 3, 2011	2,232,000	1,736,000	78%
As of May 28, 2011	2,232,000	1,723,000	77%

Griffin’s overall percentage of space leased has been essentially unchanged over the past twelve months. During the first two quarters of fiscal 2012, Griffin Land has leased 32,000 square feet of previously vacant space, had 16,000 square feet of previously leased space become vacant as certain leases that expired were not renewed, or renewed for less square footage, and renewed and extended several leases with an aggregate square footage of 97,000 square feet. There has been an increase in requests for proposals by prospective tenants this year over the level of such requests in the past few years, particularly by those in the market for industrial space. Although there is no assurance that this increase in market activity will result in the leasing of currently vacant space, subsequent to the end of the 2012 second quarter, Griffin Land entered into a lease for 23,000 square feet of previously vacant flex space and a prospective tenant agreed to terms for a three year lease of approximately 127,000 square feet of space in one of Griffin Land’s warehouse buildings in New England Tradeport (“Tradeport”), Griffin Land’s industrial park in Windsor and East Granby, Connecticut.  There is no assurance that a definitive lease agreement will be completed with the prospective tenant under the agreed upon terms, or at all.

Griffin Land’s results from continuing operations did not include any property sales in either the 2012 or the 2011 second quarters. Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial decreased from approximately $9.3 million in the 2011 second quarter to approximately $8.3 million in the 2012 second quarter. Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring months of March, April and May which comprise Griffin’s second quarter. The decrease in net sales in the 2012 second quarter, as compared to the 2011 second quarter, reflects a 12% decrease in unit sales volume as Imperial had fewer units available for sale in the 2012 second quarter than the 2011 second quarter. The decrease in units available for sale is attributed to production changes made over the past three years to bring Imperial’s inventory more in line with expected demand and to change Imperial’s product mix to include more color items with longer bloom time. Additionally, some of the product that was planned to be sold in spring 2012, particularly larger size rhododendron, became unsaleable as a result of an unusually early season snowfall at Imperial’s Connecticut farm in the 2011 fourth quarter. The product lost in that storm had a sales value of approximately $0.5 million. Imperial did recover most of the sales value of the inventory lost from an insurance settlement. Partially offsetting the effect of the lower unit sales volume in the 2012 second quarter was approximately $0.3 million from improved pricing in the 2012 second quarter as compared to the 2011 second quarter. The improved pricing reflects Imperial’s more balanced inventory on hand in fiscal 2012 as compared to prior years, thus avoiding the need to heavily discount certain items in order to liquidate excess inventories. In addition, Imperial continued the trend over the past several years of increasing the percentage of its sales to its garden center customer segment, which generally has higher pricing than sales to Imperial’s other customer segments. Sales to the garden center customer segment accounted for approximately 69% of Imperial’s total net sales in the 2012 second quarter as compared to 64% in the 2011 second quarter.

Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $0.1 million in the 2012 second quarter, as compared to a consolidated operating loss, including general corporate expense, of approximately $0.2 million in the 2011 second quarter. Griffin Land had an operating profit of approximately $0.9 million in both the 2012 and 2011 second quarters. Imperial’s operating results were essentially break-even in both the 2012 and 2011second quarters. Griffin’s general corporate expense was approximately $1.0 million in the 2012 second quarter as compared to approximately $1.2 million in the 2011 second quarter.

Operating results at Griffin Land in the 2012 and 2011 second quarters were as follows:

	2012	2011
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Rental revenue	$4,476	$4,438
Costs related to rental revenue excluding depreciation and amortization expense (a)	(1,539)	(1,472)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	2,937	2,966
Revenue from property sales	—	—
Costs related to property sales	—	—
Gain from property sales	—	—
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	2,937	2,966
General and administrative expenses excluding depreciation and amortization expense (a)	(632)	(658)
Profit before depreciation and amortization expense (a)	2,305	2,308
Depreciation and amortization expense related to costs of rental revenue	(1,390)	(1,417)
Depreciation and amortization expense - other	(3)	(5)
Operating profit	$912	$886

(a)             The costs related to rental revenue excluding depreciation and amortization expense; profit from leasing activities before general and administrative expenses and before depreciation and amortization expense; profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense; general and administrative expenses excluding depreciation and amortization expense; and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America.  They are presented because Griffin believes they are useful financial indicators for measuring results in its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America. The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statement of operations.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense was essentially unchanged in the 2012 second quarter as compared to the 2011 second quarter. The slight increase in rental revenue was substantially offset by a slight increase in costs related to rental revenue excluding depreciation and amortization expense. Griffin Land’s general and administrative expenses and depreciation and amortization expenses were essentially unchanged in the 2012 second quarter as compared to the 2011 second quarter.

Imperial’s operating results in the 2012 and 2011 second quarters were as follows:

	2012	2011
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Net sales and other revenue	$8,258	$9,262
Cost of goods sold	7,162	8,035
Gross profit	1,096	1,227
Selling, general and administrative expenses	(1,060)	(1,145)
Operating profit	$36	$82

The essentially unchanged operating results of Imperial in the 2012 second quarter as compared to the 2011 second quarter reflect an approximately $0.1 million decrease in gross profit substantially offset by an approximately $0.1 million decrease in selling, general and administrative expenses. Imperial’s lower gross profit in the 2012 second quarter as compared to the 2011 second quarter principally reflects the lower net sales in the 2012 second quarter as compared to the 2011 second quarter and the inclusion of an approximately $0.2 million credit in cost of goods sold in the 2011 second quarter. The credit of approximately $0.2 million in the 2011 second quarter cost of goods sold reflects an adjustment to the estimated charge recorded in the 2011 first quarter for plants that became unsaleable from winter storm damage. Excluding the effect of the $0.2 million credit in cost of goods sold in the 2011 second quarter, Imperial’s gross profit in the 2012 second quarter would have been essentially unchanged from the gross profit in the 2011 second quarter. Imperial’s margins on sales from its Connecticut farm, including the effect of the $0.2 million credit in cost of goods sold in the 2011 second quarter, decreased from 13.1% in the 2011 second quarter to 13.0% in the 2012 second quarter. Excluding the effect of the $0.2 million credit in cost of goods sold in the 2011 second quarter, margins in the 2012 second quarter would have increased by approximately 1.6% in the 2012 second quarter as compared to the 2011 second quarter. Imperial’s selling, general and administrative expenses were slightly lower in the 2012 second quarter as compared to the 2011 second quarter principally due to lower payroll expense and lower bad debt expense.

Griffin’s general corporate expense decreased from approximately $1.2 million in the 2011 second quarter to approximately $1.0 million in the 2012 second quarter, principally due to a decrease in expenses related to Griffin’s non-qualified deferred compensation plan. The lower expenses of the non-qualified deferred compensation plan reflect the effect on participants’ balances due to generally lower overall stock market performance during the 2012 second quarter as compared to the 2011 second quarter.

Griffin’s consolidated interest expense was approximately $0.8 million in the 2012 second quarter as compared to interest expense of approximately $1.0 million in the 2011 second quarter. The decrease in interest expense of approximately $0.2 million is principally due to capitalized interest of approximately $0.2 million in the 2012 second quarter (there was no interest capitalized in the 2011 second quarter). Interest capitalized in the 2012 second quarter was on the construction projects ongoing in the 2012 second quarter, principally the warehouse building being built by Griffin Land on the undeveloped land in the Lehigh Valley of Pennsylvania that was acquired in fiscal 2010.

Griffin’s effective income tax rate was 48.7% in the 2012 second quarter as compared to 35.8% in the 2011 second quarter. The higher effective tax rate in the 2012 second quarter is due to the effect of state income taxes. The effective tax rate for the 2012 second quarter is based on management’s projections of operating results for the full year. To the extent that actual results differ from current projections, the effective income tax benefit rate may change.

Twenty-Six Weeks Ended June 2, 2012 Compared to the Twenty-Six Weeks Ended May 28, 2011

Griffin’s consolidated total revenue decreased from approximately $18.3 million in the 2011 six month period to approximately $17.3 million in the 2012 six month period. The net decrease of approximately $0.9 million reflects a decrease of approximately $1.0 million in revenue at Imperial, partially offset by an increase of approximately $0.1 million in revenue at Griffin Land.

Total revenue at Griffin Land increased from approximately $8.8 million in the 2011 six month period to approximately $8.9 million in the 2012 six month period. The increase of approximately $0.1 million was due to an increase in rental revenue, reflecting approximately $0.2 million of rental revenue from space under lease in the 2012 six month period that was vacant for part or all of the 2011 six month period partially offset by an approximately $0.1 million reduction in rental revenue as a result of leases that expired subsequent to the 2011 six month period and were not renewed. Griffin Land’s results from continuing operations did not include any property sales in either the 2012 or the 2011 six month periods. Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

Net sales and other revenue at Imperial decreased from approximately $9.4 million in the 2011 six month period to approximately $8.4 million in the 2012 six month period. Due to the seasonality of the landscape nursery business, Imperial’s total sales and other revenue in the second quarter, which is comprised of the spring months of March, April and May, account for approximately 98% of Imperial’s total net sales and other revenue for the six month period. Accordingly, the factors that affected the decrease in Imperial’s net sales and other revenue in the 2012 six month period as compared to the 2011 six month period are the same as those discussed above with respect to the decrease in Imperial’s net sales and other revenue in the 2012 second quarter as compared to the 2011 second quarter.

Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $1.3 million in the 2012 six month period as compared to a consolidated operating loss, including general corporate expense, of approximately $2.8 million in the 2011 six month period. The lower operating loss in the 2012 six month period, as compared to the 2011 six month period, principally reflects an increase of approximately $0.7 million in operating profit at Griffin Land, a decrease of approximately $0.5 million in the operating loss incurred by Imperial and a decrease of approximately $0.2 million in general corporate expense.

Operating profit at Griffin Land in the 2012 and 2011 six month periods were as follows:

	2012	2011
	Six Month	Six Month
	Period	Period
	(amounts in thousands)
Rental revenue	$8,889	$8,844
Costs related to rental revenue excluding depreciation and amortization expense (a)	(3,159)	(3,681)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	5,730	5,163
Revenue from property sales	—	—
Costs related to property sales	—	—
Gain from property sales	—	—
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	5,730	5,163
General and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses (a)	(1,319)	(1,366)
Profit before depreciation and amortization expense (a)	4,411	3,797
Depreciation and amortization expense related to costs of rental revenue	(2,763)	(2,847)
Depreciation and amortization expense - other	(8)	(10)
Operating profit	$1,640	$940

(a)                                 The costs related to rental revenue excluding depreciation and amortization expense; profit from leasing activities before general and administrative expenses and before depreciation and amortization expense; profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense; general and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses; general and administrative expenses excluding depreciation and amortization expense; and profit before depreciation and amortization expense are disclosures not in conformity with accounting principles generally accepted in the United States of America.  They are presented because Griffin believes they are useful financial indicators for measuring the results of its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America. The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statement of operations.

The increase of approximately $0.6 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense principally reflects the decrease of approximately $0.5 million in costs related to rental revenue excluding depreciation and amortization expense. The decrease in costs related to rental revenue excluding depreciation and amortization expense principally reflects lower snow removal expenses as a result of the milder winter weather in the early part of the 2012 six month period as compared to the 2011 six month period.

Griffin Land’s general and administrative expenses in the 2012 six month period were essentially unchanged from the 2011 six month period. Depreciation and amortization expense at Griffin Land decreased slightly in the 2012 six month period as compared to the 2011 six month period due principally to certain tenant improvements becoming fully depreciated and certain lease commissions becoming fully amortized.

Imperial’s operating losses for the 2012 and 2011 six month periods were as follows:

	2012	2011
	Six Month Period	Six Month Period
	(amounts in thousands)

Net sales and other revenue	$8,458	$9,445
Cost of goods sold	7,335	8,916
Gross profit	1,123	529
Selling, general and administrative expenses	(1,730)	(1,849)
Gain on insurance recovery	—	200
Operating loss	$(607)	$(1,120)

Imperial’s operating loss in the 2012 six month period decreased by approximately $0.5 million from the operating loss incurred in the 2011 six month period, reflecting an approximate $0.6 million increase in gross profit and a decrease of approximately $0.1 million in selling, general and administrative expenses, partially offset by the 2011 six month period including a $0.2 million gain on insurance recovery.

The increase in gross profit principally reflects the 2011 six month period including a net charge of approximately $0.4 million for plants that became unsaleable, approximately $0.3 million of which were from the collapse, due to snow load, of certain hoop houses in which the plants were stored over the prior year’s winter and $0.1 million as a result of the loss of certain starter plants due to a disease issue. There were no such charges included in cost of goods sold in the 2012 six month period. The increase in gross profit also reflects improved pricing in the 2012 six month period as compared to the 2011 six month period partially offset by the effect of the lower sales volume in the 2012 six month period as compared to the 2011 six month period.

Imperial’s lower selling, general and administrative expenses in the 2012 six month period as compared to the 2011 six month period principally reflect lower payroll and sales commission expenses in the 2012 six month period due to a reduction in headcount and the lower net sales, respectively, in the current year. As a percentage of net sales, Imperial’s selling, general and administrative expenses increased from 19.6% in the 2011 six month period to 20.5% in the 2012 six month period due to the lower net sales in the 2012 six month period as compared to the 2011 six month period.

Griffin’s general corporate expense decreased from approximately $2.6 million in the 2011 six month period to approximately $2.4 million in the 2012 six month period, principally due to a decrease in expenses related to Griffin’s non-qualified deferred compensation plan. The lower expenses of the non-qualified deferred compensation plan reflect the effect on participants’ balances due to generally lower overall stock market performance during the 2012 six month period as compared to the 2011 six month period.

Griffin’s consolidated interest expense decreased from approximately $2.1 million in the 2011 six month period to approximately $1.7 million in the 2012 six month period due principally to capitalized interest of approximately $0.4 million in the 2012 six month period (there was no interest capitalized in the 2011 six month period). Interest capitalized in the 2012 six month period was on the construction projects ongoing in the 2012 six month period, principally the warehouse building being built by Griffin Land on the undeveloped land in the Lehigh Valley of Pennsylvania that was acquired in fiscal 2010. Griffin’s average outstanding debt in the 2012 six month period was approximately $60.8 million as compared to $62.6 million in the 2011 six month period, reflecting principal payments made on Griffin’s nonrecourse mortgages subsequent to the 2011 six month period.

Griffin’s investment income increased from approximately $0.1 million in the 2011 six month period to approximately $0.5 million in the 2012 six month period. The increase in investment income reflects dividend income of $0.4 million from Shemin Nurseries Holding Corp. (“SNHC”). Griffin received total cash of approximately $0.7 million from SNHC in the 2012 first quarter, of which approximately $0.4 million was reported as dividend income with the balance recognized as a return of capital from SNHC. Griffin did not receive any distributions from SNHC in the 2011 six month period.

Griffin’s effective income tax rate was 40.1% for the 2012 six month period, as compared to an effective income tax benefit rate of 37.1% for the 2011 six month period. The higher effective tax rate in the 2012 six month period reflects the effect of state income taxes. Griffin’s effective tax rate for the 2012 six month period is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1.5 million in the 2012 six month period as compared to approximately $2.6 million in the 2011 six month period. The lower usage of cash in the 2012 six month period as compared to the 2011 six month period principally reflects the lower loss from continuing operations in the 2012 six month period as compared to the 2011 six month period.

Net cash provided by investing activities was approximately $7.3 million in the 2012 six month period as compared to net cash used in investing activities of approximately $0.9 million in the 2011 six month period. The net cash provided by investing activities in the 2012 six month period reflects the net cash proceeds of approximately $15.5 million received from the sale of the Manchester, Connecticut warehouse that closed in the 2012 first quarter. Upon completion of that sale, Griffin deposited the cash received from the sale at closing into an escrow account for the potential purchase of a replacement property under a Section 1031 like-kind exchange. Griffin Land did not find an attractive replacement property, therefore, it did not complete a Section 1031 like-kind exchange. As a result, the cash held in escrow was released to Griffin in the 2012 second quarter. Also in the 2012 six month period, Griffin received cash of approximately $0.7 million from SNHC, approximately $0.4 million of which was reflected as dividend income and included in operating activities with the remaining balance of approximately $0.3 million reflected as a return of capital and included in investing activities. Partially offsetting the cash received from the Manchester warehouse sale and the return of capital from SNHC was approximately $8.4 million of additions to real estate assets, principally for Griffin Land’s construction, on speculation, of a 228,000 square foot industrial building on the undeveloped land parcel in the Lehigh Valley of Pennsylvania that was acquired in 2010. Site work and work on required offsite improvements started in the 2011 fourth quarter and building construction commenced in the 2012 first quarter. Griffin Land expects to spend approximately $9.7 million in fiscal 2012 on this project, of which approximately $6.4 million has been expended through June 2, 2012. The building construction was essentially completed at the end of June 2012. The site work and required offsite improvements include work that will prepare the site for a second industrial building. In the 2012 six month period Griffin also had approximately $0.1 million of additions to property and equipment, mostly for purchases of equipment at Imperial. The approximately $0.9 million of net cash used in investing activities in the 2011 six month period principally reflected $0.8 million of additions to Griffin Land’s real estate assets and approximately $0.1 million for additions to property and equipment, mostly for Imperial.

Net cash used in financing activities was approximately $1.3 million in the 2012 six month period as compared to approximately $2.0 million in the 2011 six month period. The net cash used in financing activities in the 2012 six month period reflects approximately $0.9 million for payments of principal on Griffin Land’s nonrecourse mortgages and a quarterly dividend payment of approximately $0.5 million on Griffin’s common stock. The dividend payment in the 2012 six month period was for the dividend declared by Griffin in the 2011 fourth quarter and paid in the 2012 first quarter. At the end of fiscal 2011, Griffin’s Board of Directors decided that beginning in fiscal 2012, rather than continuing to pay a quarterly dividend, Griffin will consider the payment of an annual dividend at the end of its fiscal year. This change will permit the Board to evaluate better both Griffin’s prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend. Partially offsetting these items was approximately $0.1 million received by Griffin from the exercise of stock options. Net cash used in financing activities in the 2011 six month period included cash of approximately $1.0 million used for the payment of dividends, approximately $0.9 million for payments of principal on Griffin Land’s nonrecourse mortgages and approximately $0.2 million for debt issuance costs related to Griffin’s revolving credit agreement, partially offset by approximately $0.2 million received from the exercise of stock options.

On June 15, 2012, Griffin and two of its wholly-owned subsidiaries entered into the Third Modification Agreement (the “Modification Agreement”) to the mortgage loan due January 1, 2013 with Webster Bank (the “Webster Mortgage”). The Modification Agreement extends the maturity of the Webster Mortgage to October 2, 2017. In accordance with the Modification Agreement, the interest rate under the Webster Mortgage, which currently is fixed at 6.08%, will change, effective October 1, 2012, to a floating rate of the one month LIBOR plus 2.75%. In anticipation of entering into the Modification Agreement, on June 7, 2012, Griffin entered into an interest rate swap agreement with Webster Bank to effectively fix the interest rate on the Webster Mortgage at 3.86% from October 1, 2012 through the maturity of the Webster Mortgage. Pursuant to the Modification Agreement, effective on October 1, 2012, principal payments on the Webster Mortgage will be based on a twenty-five year amortization schedule. The Webster Mortgage is collateralized by Griffin Land’s two multi-story office buildings in Windsor, Connecticut. The Modification Agreement did not alter the collateral for the Webster Mortgage.

On July 6, 2012, Griffin Land closed on the sale of approximately 93 acres of undeveloped land in Tradeport for cash consideration of $7.0 million, before transaction expenses. The land sold is part of New England Tradeport, Griffin Land’s industrial park located in Windsor and East Granby, Connecticut. At closing, the sale proceeds were placed in escrow for the potential purchase of a replacement property under a Section 1031 like-kind exchange although Griffin has not yet identified a replacement property.  If a Section 1031 like-kind exchange transaction is not completed, the escrowed funds will be returned to Griffin.

On May 1, 2012, Griffin Land entered into a Purchase and Sale Agreement for the sale of approximately 14 acres of undeveloped land in Windsor, Connecticut for approximately $1.0 million in cash. The completion of this transaction is contingent on the buyer receiving approvals from the town’s land use commissions for its plans to construct an office building on the site. There is no guarantee that this transaction will be completed under its current terms, or at all.

In fiscal 2010, as previously reported, Griffin Land entered into an agreement to sell its remaining twenty-one residential lots in Stratton Farms, a residential development in Suffield, Connecticut, to a privately owned homebuilder. If the homebuilder elects to exercise its option to purchase all of the remaining lots, which are currently scheduled annually for the fourth quarters of fiscal 2012, fiscal 2013 and fiscal 2014, Griffin Land would receive total proceeds of approximately $2.5 million. The buyer’s failure to complete any scheduled purchase would terminate the buyer’s option. There is no assurance that this transaction will be completed under its current terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of June 2, 2012 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$77.5	$5.5	$28.5	$9.3	$34.2
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	—	0.1	—	—
Operating Lease Obligations	0.3	0.2	0.1	—	—
Purchase Obligations (1)	3.5	3.5	—	—	—
Other (2)	2.7	—	—	—	2.7
	$84.1	$9.2	$28.7	$9.3	$36.9

(1)           Includes obligations for the construction of a 228,000 square foot industrial building in Pennsylvania, master planning of Griffin Land’s industrial properties and the purchase of plants and raw materials by Imperial.

(2)           Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

In the near-term, Griffin plans to continue to invest in its real estate business, including construction of new buildings, expenditures to build out interiors of its buildings as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of properties outside of the Hartford, Connecticut market. Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of Griffin Land’s currently vacant space is leased.

As of June 2, 2012, Griffin had cash and cash equivalents of approximately $11.9 million. Management believes that its cash and cash equivalents and borrowing capacity under its revolving credit line will be sufficient to meet Griffin’s seasonal working capital requirements, the continued investment in Griffin’s real estate business and the payment of dividends on its common stock, when and if declared by the Board of Directors. Griffin may also continue to seek other nonrecourse mortgage placements on its properties. Griffin Land’s real estate portfolio currently includes five buildings aggregating approximately 411,000 square feet that are not mortgaged. Griffin also expects to continue to seek to purchase either or both land and buildings in markets principally outside of the Hartford, Connecticut area. Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of currently vacant space, completion of definitive lease agreements after lease terms are agreed upon, construction of additional facilities in the real estate business, the ability to obtain additional mortgage financing, completion of property sales under contract and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of June 2, 2012, Griffin had $19.6 million of variable rate debt outstanding, for which Griffin had entered into interest rate swap agreements which effectively fix the interest rate on that debt. There were no other variable rate borrowings outstanding as of June 2, 2012.

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

10.46

Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee (incorporated by reference to Form 10-Q dated May 28, 2011, filed July 7, 2011)

10.47

Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee (incorporated by reference to Form 10-Q dated May 28, 2011, filed July 7, 2011)

10.48

Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Land & Nurseries, Inc. and Webster Bank, National Association dated June 15, 2012 (incorporated by reference to Form 8-K dated June 15, 2012, filed June 20, 2012)

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

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

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: July 12, 2012	Frederick M. Danziger
Chairman and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: July 12, 2012	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer