Form 10-Q
period 2012-09-01
GRIFFIN LAND & NURSERIES INC
filed 2012-10-11
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 1, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Number of shares of Common Stock outstanding at October 1, 2012:  5,139,526

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I                                         FINANCIAL INFORMATION

ITEM 1.                                       FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	September 1, 2012	December 3, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$10,667	$7,431
Accounts receivable, less allowance of $125 and $131	2,464	1,717
Inventories, net	13,542	13,695
Deferred income taxes	431	614
Other current assets	4,860	4,932
Total current assets	31,964	28,389
Real estate assets, net	124,141	116,295
Proceeds held in escrow	6,931	—
Available for sale securities - Investment in Centaur Media plc	3,098	3,005
Deferred income taxes	2,370	3,045
Property and equipment, net	2,153	2,248
Real estate held for sale, net	1,326	12,989
Other assets	8,624	10,704
Total assets	$180,607	$176,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,860	$1,700
Accounts payable and accrued liabilities	4,137	3,954
Deferred revenue	3,327	1,296
Total current liabilities	9,324	6,950
Long-term debt	58,142	59,481
Other noncurrent liabilities	7,767	6,939
Total liabilities	75,233	73,370

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,526,492 and 5,521,170 shares issued, respectively and 5,139,526 and 5,134,204 shares outstanding, respectively	55	55
Additional paid-in capital	106,878	106,370
Retained earnings	13,276	11,284
Accumulated other comprehensive loss, net of tax	(1,409)	(978)
Treasury stock, at cost, 386,966 shares	(13,426)	(13,426)
Total stockholders’ equity	105,374	103,305
Total liabilities and stockholders’ equity	$180,607	$176,675

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Rental revenue and property sales	$9,866	$5,044	$18,755	$13,888
Landscape nursery net sales and other revenue	2,681	2,969	11,139	12,414
Total revenue	12,547	8,013	29,894	26,302

Costs related to rental revenue and property sales	3,747	3,077	9,669	9,605
Costs of landscape nursery sales and other revenue	2,434	2,843	9,769	11,759
Total costs of goods sold and costs related to rental revenue and property sales	6,181	5,920	19,438	21,364

Gross profit	6,366	2,093	10,456	4,938

Selling, general and administrative expenses	2,354	2,007	7,774	7,833
(Gain) on insurance recovery	—	—	—	(200)
Operating profit (loss)	4,012	86	2,682	(2,695)
Interest expense	(817)	(1,061)	(2,522)	(3,193)
Investment income	10	14	479	105
Income (loss) before income tax (provision) benefit	3,205	(961)	639	(5,783)
Income tax (provision) benefit	(1,323)	393	(294)	2,183
Income (loss) from continuing operations	1,882	(568)	345	(3,600)
Discontinued operation, net of tax:
Income from operations, net of tax	—	140	117	414
Gain on sale of warehouse, net of tax	—	—	1,530	—
Total discontinued operation, net of tax	—	140	1,647	414

Net income (loss)	$1,882	$(428)	$1,992	$(3,186)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.37	$(0.11)	$0.07	$(0.70)
Income from discontinued operation	—	0.03	0.32	0.08
Basic net income (loss) per common share	$0.37	$(0.08)	$0.39	$(0.62)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.37	$(0.11)	$0.07	$(0.70)
Income from discontinued operation	—	0.03	0.32	0.08
Diluted net income (loss) per common share	$0.37	$(0.08)	$0.39	$(0.62)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011

Net income (loss)	$1,882	$(428)	$1,992	$(3,186)

Other comprehensive income (loss), net of tax:

Increase (decrease) in fair value of Centaur Media plc	257	(893)	61	(1,098)

Unrealized loss related to cash flow hedges	(144)	(672)	(492)	(553)

Total other comprehensive income (loss), net of tax	113	(1,565)	(431)	(1,651)

Total comprehensive income (loss)	$1,995	$(1,993)	$1,561	$(4,837)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Thirty-Nine Weeks Ended September 1, 2012 and August 27, 2011

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at November 27, 2010	5,510,503	$55	$105,620	$15,811	$1,007	$(13,426)	$109,067

Exercise of stock options	10,667	—	186	—	—	—	186

Stock-based compensation expense	—	—	447	—	—	—	447

Dividends declared, $0.30 per share	—	—	—	(1,539)	—	—	(1,539)

Net loss	—	—	—	(3,186)	—	—	(3,186)

Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(553)	—	(553)

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(1,098)	—	(1,098)

Balance at August 27, 2011	5,521,170	$55	$106,253	$11,086	$(644)	$(13,426)	$103,324

Balance at December 3, 2011	5,521,170	$55	$106,370	$11,284	$(978)	$(13,426)	$103,305

Stock-based compensation expense	—	—	428	—	—	—	428

Exercise of stock options	5,322	—	80	—	—	—	80

Net income	—	—	—	1,992	—	—	1,992

Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(492)	—	(492)

Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	61	—	61

Balance at September 1, 2012	5,526,492	$55	$106,878	$13,276	$(1,409)	$(13,426)	$105,374

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 39 Weeks Ended,
	September 1, 2012	August 27, 2011
Operating activities:
Net income (loss)	$1,992	$(3,186)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of properties	(7,510)	(348)
Depreciation and amortization	4,593	5,113
Deferred income taxes	1,115	(1,907)
Stock-based compensation expense	428	447
Provision for inventory losses	250	700
Amortization of debt issuance costs	222	202
Increase in allowance for bad debts	17	28
Income from equity investments	(6)	(6)
Changes in assets and liabilities:
Accounts receivable	(764)	(918)
Inventories	(97)	(2)
Other current assets	73	(516)
Accounts payable and accrued liabilities	648	515
Deferred revenue	217	228
Other noncurrent assets and noncurrent liabilities, net	340	(121)
Net cash provided by operating activities	1,518	229

Investing activities:
Proceeds from sales of properties, net of expenses	22,466	374
Additions to real estate assets	(12,330)	(1,216)
Proceeds from property sale deposited in escrow	(6,931)	—
Return of capital from Shemin Nurseries Holding Corp.	309	—
Additions to property and equipment	(130)	(215)
Net cash provided by (used in) investing activities	3,384	(1,057)

Financing activities:
Payments of debt	(1,233)	(1,301)
Dividends paid to stockholders	(513)	(1,538)
Exercise of stock options	80	186
Debt issuance costs	—	(262)
Net cash used in financing activities	(1,666)	(2,915)
Net increase (decrease) in cash and cash equivalents	3,236	(3,743)
Cash and cash equivalents at beginning of period	7,431	9,260
Cash and cash equivalents at end of period	$10,667	$5,517

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

The accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the fiscal year ended December 3, 2011 (“fiscal 2011”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.  The consolidated balance sheet data as of December 3, 2011 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, and the recoverability of its accounts receivable and the adequacy of inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Griffin is a party to three interest rate swap agreements to hedge its interest rate exposures.  Griffin does not use derivatives for speculative purposes.  Griffin applied FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet.

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

The results of operations for the thirteen weeks ended September 1, 2012 (the “2012 third quarter”) and the thirty-nine weeks ended September 1, 2012 (the “2012 nine month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended August 27, 2011 is referred to herein as the “2011 third quarter” and the thirty-nine weeks ended August 27, 2011 is referred to herein as the “2011 nine month period.”

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures,” which requires new disclosures and provides clarification of existing disclosures about fair value measurements.  More specifically, this update requires: (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The update was effective for Griffin in the 2011 first quarter, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements became effective for Griffin in the fiscal year ending December 1, 2012 (“fiscal 2012”).  The adoption of this guidance did not have a material impact on Griffin’s consolidated financial statements.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income,” which amends the presentation of comprehensive income and facilitates the convergence of U.S. GAAP and International Financial Reporting Standards.  The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  This new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance became effective for Griffin in the second quarter of fiscal 2012 as Griffin chose to present the components of net income and other comprehensive income in two separate statements.  The adoption of this new presentation of comprehensive income did not have an effect on Griffin’s financial position or results of operations.

2.    Discontinued Operation

On January 31, 2012, Griffin Land closed on the sale of its Manchester, Connecticut warehouse to its full building tenant in that building, an affiliate of Raymour & Flanigan (“Raymour”).  Net cash proceeds from the sale, after selling expenses of $438 paid out of proceeds at closing and $25 paid separately, were $15,537, and a pretax gain of $2,886 is included in the results for discontinued operation in the 2012 nine month period.  Upon completion of the sale, Griffin deposited the cash of $15,562 received from the sale at closing into an escrow account for the potential purchase of a replacement property under a Section 1031 like-kind exchange.  As Griffin Land did not identify a replacement property within the time frame required under the tax rules and regulations governing a Section 1031 like-kind exchange, on March 19, 2012 the cash being held in escrow was released to Griffin Land.

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

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011

Rental revenue	$—	$408	$273	$1,223

Operating profit	$—	$227	$221	$671

3.              Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the real estate and landscape nursery segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Total net sales and other revenue:
Rental revenue and property sales	$9,866	$5,044	$18,755	$13,888

Landscape nursery net sales and other revenue	2,681	2,969	11,139	12,414
	$12,547	$8,013	$29,894	$26,302
Operating profit (loss):
Real estate	$5,498	$1,301	$7,138	$2,241
Landscape nursery	(468)	(683)	(1,075)	(1,803)
Industry segment totals	5,030	618	6,063	438
General corporate expense	(1,018)	(532)	(3,381)	(3,133)
Operating profit (loss)	4,012	86	2,682	(2,695)
Interest expense	(817)	(1,061)	(2,522)	(3,193)
Investment income	10	14	479	105
Income (loss) before income tax (provision) benefit	$3,205	$(961)	$639	$(5,783)

The above table reflects the net sales and other revenue and operating profit (loss) included in continuing operations on Griffin’s consolidated statements of operations.  Operating results of the Manchester, Connecticut warehouse and the gain on the sale of that building are included in the results of the discontinued operation on Griffin’s consolidated statements of operations (see Note 2).

Continuing operations of the real estate segment in the 2012 third quarter and 2012 nine month period includes property sales revenue of $5,360 (see Note 6). Continuing operations of the real estate segment in the 2011 third quarter and 2011 nine month period includes property sales revenue of $400. In fiscal 2009, Imperial shut down operations on its Florida farm and entered into a lease with another grower for that property. Other revenue of the landscape nursery segment includes revenue from the rental of Imperial’s Florida farm as follows:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011

Rental revenue from Imperial’s Florida farm	$117	$117	$352	$352

	September 1, 2012	December 3, 2011
Identifiable assets:
Real estate	$143,479	$140,409
Landscape nursery	21,058	21,303
Industry segment totals	164,537	161,712
General corporate	16,070	14,963
Total assets	$180,607	$176,675

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 liabilities include Griffin’s three interest rate swap derivatives (see Note 9).  The fair values of Griffin’s interest rate swap derivative instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data.  These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.  As of September 1, 2012 and December 3, 2011, Griffin’s consolidated balance sheets include acquired intangible assets related to a building acquired in fiscal 2010.  These assets are comprised of the value of an in-place lease and the associated tenant relationship.  Griffin derived these values at the date of acquisition based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the leasing of vacant space and other data contained in the independent appraisal.  Therefore, Griffin categorized the acquired intangible assets related to this transaction as Level 3 within the fair value hierarchy.

During the 2012 nine month period, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2.  The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	September 1, 2012
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$3,098	$—	$—
Interest rate swap liabilities	$—	$3,196	$—

	December 3, 2011
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$3,005	$—	$—
Interest rate swap liabilities	$—	$2,415	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	September 1, 2012		December 3, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$10,667	$10,667	$7,431	$7,431
Available-for-sale securities	3,098	3,098	3,005	3,005

Financial liabilities:
Revolving line of credit	—	—	—	—
Mortgage debt	59,922	62,262	61,135	63,294
Interest rate swaps	3,196	3,196	2,415	2,415

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

5.               Inventories

Inventories consist of:

	September 1, 2012	December 3, 2011

Nursery stock	$12,829	$12,739
Materials and supplies	713	956
	$13,542	$13,695

In the 2012 third quarter and 2012 nine month period, a charge of $250 was included in costs of landscape nursery sales to increase reserves for unsaleable inventories and plants that are expected to be sold below cost as seconds.

In the 2011 nine month period, a charge of $700 was included in costs of landscape nursery sales for excess plant losses and to increase reserves for plants that had become unsaleable or were expected to be sold below costs as seconds.  The charge includes $300 for plants lost because some of Imperial’s hoop houses in which the plants were stored collapsed as a result of snow load from winter storms.  There were no charges recorded for the damaged hoop houses because they were fully depreciated prior to fiscal 2011.  Initial insurance proceeds of $200, related to the hoop house damage, were reflected as a gain on insurance recovery in the 2011 nine month period consolidated statement of operations (see Notes 8 and 11).  The claim was settled in the 2011 fourth quarter and an additional $279 of insurance proceeds was received at that time.

6.               Real Estate Assets

Real estate assets consist of:

	Estimated Useful Lives	September 1, 2012	December 3, 2011
Land		$10,267	$10,435
Land improvements	10 to 30 years	14,069	14,037
Buildings and improvements	10 to 40 years	117,432	117,120
Tenant improvements	Shorter of useful life or terms of related lease	14,591	14,104
Development costs		23,354	12,464
		179,713	168,160
Accumulated depreciation		(55,572)	(51,865)
		$124,141	$116,295

Included in real estate assets, net, as of September 1, 2012 and December 3, 2011 was $1,973 and $2,161, respectively, reflecting the net book value of Imperial’s Florida farm that was shut down in fiscal 2009 and is being leased to another landscape nursery grower.

Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011

Depreciation expense	$1,269	$1,307	$3,839	$3,983

Capitalized interest	$227	$—	$596	$—

On July 6, 2012, Griffin Land completed the sale of 93 acres of undeveloped land in the New England Tradeport (“Tradeport”), Griffin Land’s industrial park located in Windsor and East Granby, Connecticut, for cash proceeds of $7,000, before transaction costs.  As required under the terms of the agreements for the sale of this land, Griffin Land will construct a sewer line to service the land that was sold.  As a result of Griffin Land’s continuing involvement with the land sold, this transaction is accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required construction of the sewer line. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.  Upon completion of the sale, Griffin Land deposited the cash of $6,929 received from the sale at closing into an escrow account, reflected as Proceeds Held in Escrow on Griffin’s consolidated balance sheet as of September 1, 2012, for the potential purchase of a replacement property under a Section 1031 like-kind exchange.  In accordance with the requirements of a Section 1031 like-kind exchange, Griffin Land subsequently identified a parcel of undeveloped land in the Lehigh Valley of Pennsylvania as a replacement property, and on September 21, 2012 entered into a contract to purchase this land (see Note 12).

As of September 1, 2012, approximately 77% of the total costs related to the sale of the 93 acres in Tradeport have been incurred, therefore, from the date of the transaction through September 1, 2012, 77% of the total revenue and pretax gain on the sale have been recognized in Griffin’s consolidated statements of operations.  Griffin’s statements of operations for the thirteen and thirty-nine weeks ended September 1, 2012 include revenue of $5,360 and a pretax gain of $4,624 from this land sale.  The balance of the revenue and the pretax gain on sale will be recognized as the remaining costs, principally the required construction of a sewer line, are incurred, which is expected to take place over the next six months. Included on Griffin’s consolidated balance sheet as of September 1, 2012 is deferred revenue of approximately $1,640 that will be recognized as the construction of a sewer line is completed.  Including the pretax gain on the sale of approximately $4,624 recognized from the date of the land sale through September 1, 2012, the total pretax gain on this transaction is expected to be approximately $6,000 after all revenue is recognized and all costs incurred.  Management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required construction of a sewer line, however, increases or decreases in projected future costs from current estimated amounts would reduce or increase the amount of gain to be recognized in future periods.

Real estate assets held for sale consist of:

	Estimated Useful Lives	September 1, 2012	December 3, 2011
Land		$61	$1,911
Land improvements	10 to 30 years	—	4
Buildings and improvements	10 to 40 years	—	11,855
Development costs		1,265	1,151
		1,326	14,921
Accumulated depreciation		—	(1,932)
		$1,326	$12,989

The decrease in real estate assets held for sale during the 2012 nine month period principally reflects the sale of the warehouse in Manchester, Connecticut that closed on January 31, 2012 (see Note 2).

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

The cost, unrealized gain and fair value of Griffin’s investment in Centaur Media are as follows:

	September 1, 2012	December 3, 2011

Cost	$2,677	$2,677
Unrealized gain	421	328
Fair value	$3,098	$3,005

Shemin Nurseries Holding Corp.

Griffin holds an approximate 14% equity interest in Shemin Nurseries Holding Corp. (“SNHC”), which operates a landscape nursery distribution business through its subsidiary.  Griffin accounts for its investment in SNHC under the cost method of accounting for investments.  In the 2012 first quarter, Griffin received a cash distribution of $693 from SNHC.  Prior to receiving this distribution, Griffin’s carrying value of its investment in SNHC was $309.  As SNHC did not have cumulative earnings since the previous cash distribution from SNHC to Griffin in fiscal 2007, Griffin reported $309 of the payment received as a return of investment, with the balance of $384 reflected as investment income in the 2012 nine month period.  Accordingly, Griffin does not have any remaining book value in its investment in SNHC.

8.               Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	September 1, 2012	December 3, 2011
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,842	1,842
Machinery and equipment	3 to 20 years	12,264	12,129
		16,104	15,969
Accumulated depreciation		(13,951)	(13,721)
		$2,153	$2,248

As a result of winter storms early in the 2011 nine month period, some of Imperial’s hoop houses collapsed and a portion of the plants stored in the damaged hoop houses became unsaleable.  There was no charge to earnings for the damaged hoop houses because they were fully depreciated prior to the start of fiscal 2011.  A gain on insurance recovery of $200 related to the initial insurance proceeds received for the damaged hoop houses is included in Griffin’s 2011 nine month period consolidated statement of operations.  The claim was settled in the 2011 fourth quarter and an additional $279 of insurance proceeds was received at that time (see Notes 5 and 11).

Griffin incurred new capital lease obligations of $54 and $38, respectively, in the 2012 nine month period and 2011 nine month period.

9.               Long-Term Debt

Long-term debt includes:

	September 1, 2012	December 3, 2011
Nonrecourse mortgages:
6.30%, due May 1, 2014	$335	$453
5.73%, due August 1, 2015	19,115	19,368
8.13%, due April 1, 2016	4,024	4,232
7.0%, due October 1, 2017	6,073	6,220
Variable rate mortgage, due October 2, 2017*	6,756	6,926
Variable rate mortgage, due February 1, 2019*	11,455	11,609
Variable rate mortgage, due August 1, 2019*	8,074	8,176
5.25%, due January 28, 2020	4,090	4,151
Total nonrecourse mortgages	59,922	61,135
Revolving line of credit	—	—
Capital leases	80	46
Total	60,002	61,181
Less: current portion	(1,860)	(1,700)
Total long-term debt	$58,142	$59,481

*  Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

On June 15, 2012, Griffin and two of its wholly-owned subsidiaries entered into the Third Modification Agreement (the “Modification Agreement”) to the mortgage loan originally due January 1, 2013 with Webster Bank (the “Webster Mortgage”).  The Modification Agreement extends the maturity of the Webster Mortgage to October 2, 2017.  In accordance with the Modification Agreement, the interest rate under the Webster Mortgage, which was fixed at 6.08% through September 30, 2012, changed, effective October 1, 2012, to a floating rate of the one month LIBOR plus 2.75%.  In anticipation of entering into the Modification Agreement, on June 7, 2012, Griffin entered into an interest rate swap agreement with Webster Bank to effectively fix the interest rate on the Webster Mortgage at 3.86% from October 1, 2012 through the maturity of the Webster Mortgage.  Pursuant to the Modification Agreement, effective on October 1, 2012, principal payments on the Webster Mortgage will be based on a twenty-five year amortization schedule.  The Webster Mortgage is collateralized by Griffin Land’s two multi-story office buildings in Windsor, Connecticut.  The Modification Agreement did not alter the collateral for the Webster Mortgage.  As of September 1, 2012, the principal balance of the Webster Mortgage was $6,756.

Griffin is a party to three interest rate swap agreements related to nonrecourse mortgages on certain of its real estate assets.  Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 4).  No ineffectiveness on the cash flow hedges was recognized as of September 1, 2012 and none is anticipated over the term of the agreements.  Amounts in other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  The interest rate swap agreements do not contain any credit risk related contingent features.  In the 2012 and 2011 nine month periods, Griffin recognized losses (included in other comprehensive income) before taxes, of $781 and $878, respectively, on its interest rate swap agreements.  The amounts of loss recognized on the effective portion of the interest rate swap agreements were as follows:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011

Loss on swap agreements	$(166)	$(170)	$(495)	$(505)

As of September 1, 2012, $654 is expected to be reclassified over the next twelve months from other comprehensive income (loss) to interest expense.  As of September 1, 2012, the liability for Griffin’s interest rate swap agreements was $3,196 and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.

10.         Stockholders’ Equity

Earnings Per Share

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011

Income (loss) from continuing operations for computation of basic and diluted per share results, net of tax	$1,882	$(568)	$345	$(3,600)

Income from discontinued operation for computation of basic and diluted per share results, net of tax	—	140	1,647	414

Net income (loss)	$1,882	$(428)	$1,992	$(3,186)

Weighted average shares outstanding for computation of basic per share results	5,139,000	5,134,000	5,137,000	5,129,000

Incremental shares from assumed exercise of Griffin stock options (a)	4,000	—	4,000	—

Adjusted weighted average shares for computation of diluted per share results	5,143,000	5,134,000	5,141,000	5,129,000

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

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”).  Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.  Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at September 1, 2012 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors upon their re-election to Griffin’s Board of Directors and to Griffin’s employees:

	For the 39 Weeks Ended,
	September 1, 2012		August 27, 2011
	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date

Non-employee directors	6,748	$11.32	8,712	$12.03
Employees	—		104,500	$10.37 - 12.88
Total	6,748		113,212

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2012 and 2011 nine month periods were as follows:

	For the 39 Weeks Ended,
	September 1, 2012	August 27, 2011

Expected volatility	41.1%	42.0% to 43.4%
Risk free interest rate	1.16%	2.06% to 2.81%
Expected option term (in years)	8.5	5 to 8.5
Annual dividend yield	—	1.4%

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 39 Weeks Ended,
	September 1, 2012		August 27, 2011
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	54,075	$27.08	45,730	$23.18
Exercised	(5,322)	$15.03	(10,667)	$17.45
Vested	33,801	$32.69	19,012	$31.06
Forfeited	(1,419)	$28.18	—	—
Outstanding at end of period	81,135	$30.19	54,075	$27.08

Range of Exercise Prices for Vested Options	Outstanding at September 1, 2012	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$11.00-$12.00	6,776	$11.81	0.7	$112	$35
$24.00-$32.00	29,260	$28.74	4.0	20	413
$33.00-$39.00	45,099	$33.89	5.6	—	669
	81,135	$30.19	4.6	$132	$1,117

	For the 39 Weeks Ended,
	September 1, 2012		August 27, 2011
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	190,443	$30.56	103,881	$32.56
Granted	6,748	$23.70	113,212	$28.68
Vested	(33,801)	$32.69	(19,012)	$31.06
Nonvested at end of period	163,390	$29.84	198,081	$30.48

Range of Exercise Prices for Nonvested Options	Outstanding at September 1, 2012	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value	Total Grant Date Fair Value
$23.00-$30.00	115,056	$28.41	8.5	$36	$1,429
$33.00-$35.00	48,334	$33.24	6.2	—	668
	163,390	$29.84	7.8	$36	$2,097

Number of option holders at September 1, 2012	17

Compensation expense and related tax benefits for stock options were as follows:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011

Compensation expense	$124	$170	$428	$447

Related tax benefit	$32	$40	$98	$111

As of September 1, 2012, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2012	$123
Fiscal 2013	$403
Fiscal 2014	$213
Fiscal 2015	$90
Fiscal 2016	$12

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	September 1, 2012	December 3, 2011
Unrealized gain on investment in Centaur Media	$321	$260
Unrealized loss on cash flow hedges	(2,014)	(1,522)
Actuarial gain on postretirement benefit plan	284	284
	$(1,409)	$(978)

Cash Dividend

Griffin did not declare a cash dividend in the 2012 nine month period.  During the 2012 first quarter, Griffin paid $513 for the cash dividend declared in the 2011 fourth quarter.  In the 2011 third quarter, Griffin declared a cash dividend of $0.10 per common share for holders of record as of the close of business on August 25, 2011, which was paid on September 1, 2011.

11.          Supplemental Financial Statement Information

Gain on Insurance Recovery

In the 2011 nine month period, snow load from winter storms resulted in the collapse of some of Imperial’s hoop houses and some of the plants stored in those hoop houses became unsaleable.  A charge of $300 was included in costs of landscape nursery sales in the 2011 nine month period to establish a reserve for the estimated book value of the inventory that became unsaleable.  There was no charge to earnings related to the damage to the hoop houses because they were fully depreciated prior to fiscal 2011.  Initial insurance proceeds of $200, related to the hoop house damage, were received in the 2011 first quarter and were reflected as a gain on insurance recovery in the 2011 nine month period consolidated statement of operations.   The claim for the damaged hoop houses was settled in the 2011 fourth quarter when Griffin received additional proceeds of $279 (see Notes 5 and 8).

Supplemental Cash Flow Information

An increase of $93 in the 2012 nine month period and a decrease of $1,690 in the 2011 nine month period in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Included in accounts payable and accrued liabilities at September 1, 2012 and December 3, 2011 were $590 and $542, respectively, for additions to real estate assets.  Accounts payable and accrued liabilities related to additions to real estate assets increased by $48 and $138 in the 2012 nine month period and 2011 nine month period, respectively.

As of December 3, 2011, Griffin’s accrued liabilities included $513 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2011 and paid in the 2012 first quarter.

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011

Interest payments, net of capitalized interest	$409	$970	$1,966	$2,993

In the 2012 nine month period, Griffin made income tax payments of $516.  Griffin did not make any income tax payments in the 2011 nine month period.

Income Taxes

Griffin’s effective tax rate on continuing operations was 46.0% in the 2012 nine month period as compared to 37.7% in the 2011 nine month period.  The effective tax rate used in the 2012 nine month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

The following increases and decreases to deferred tax assets and liabilities are included as credits and charges, respectively, in Griffin’s other comprehensive loss:

	For the 13 weeks ended, September 1, 2012			For the 39 weeks ended, September 1, 2012
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Mark to market adjustment on Centaur Media for the increase in fair value	$298	$(104)	$194	$41	$(14)	$27

Mark to market adjustment on Centaur Media for the increase in exchange gain	96	(33)	63	52	(18)	34

Decrease in fair value adjustment on Griffin’s cash flow hedges	(228)	84	(144)	(781)	289	(492)

Other comprehensive income (loss)	$166	$(53)	$113	$(688)	$257	$(431)

	For the 13 weeks ended, August 27, 2011			For the 39 weeks ended, August 27, 2011
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Mark to market adjustment on Centaur Media for the decrease in fair value	$(1,276)	$447	$(829)	$(1,851)	$648	$(1,203)

Mark to market adjustment on Centaur Media for the increase (decrease) in exchange gain	(99)	35	(64)	161	(56)	105

Decrease in fair value adjustment on Griffin’s cash flow hedges	(1,066)	394	(672)	(878)	325	(553)

Other comprehensive loss	$(2,441)	$876	$(1,565)	$(2,568)	$917	$(1,651)

As of September 1, 2012, Griffin’s consolidated balance sheet includes a net current deferred tax asset of $431 and a net noncurrent deferred tax asset of $2,370.  Although Griffin has incurred pretax losses for the fiscal years ended November 28, 2009, November 27, 2010 and December 3, 2011, management has concluded that a valuation allowance against those net deferred tax assets is not required.

Examinations of Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns and Griffin’s fiscal 2007 Connecticut state income tax return are currently being performed.

12.  Commitments and Contingencies

As of September 1, 2012, Griffin had committed purchase obligations of $1.6 million, principally for the development of its real estate assets and the purchase of plants and raw materials by Imperial.

On September 21, 2012, Griffin Land entered into a contract to purchase an approximate 49 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania for $7.2 million in cash, before closing costs. The land to be acquired, located in Hanover Township, is expected to support the development of two industrial buildings totaling at least 500,000 square feet, although there are no approvals currently in place for such development. Closing on this land purchase is subject to several conditions, including the satisfactory outcome of due diligence to be performed, and Griffin Land’s satisfaction that it expects to obtain approvals for its planned development for this land.  The closing is anticipated to take place in late 2012 or early 2013. There is no guarantee that this transaction will be completed under its current terms, or at all.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, the recoverability of its accounts receivable and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The significant accounting estimates used by Griffin in the preparation of its financial statements for the thirty-nine weeks ended September 1, 2012 are consistent with those used by Griffin to prepare its fiscal 2011 financial statements.

Summary

Griffin had income from continuing operations and net income of approximately $1.9 million in the thirteen weeks ended September 1, 2012 (the “2012 third quarter”) as compared to a loss from continuing operations of approximately $0.6 million and a net loss of approximately $0.4 million in the thirteen weeks ended August 27, 2011 (the “2011 third quarter”). The 2011 third quarter included income of approximately $0.1 million, net of tax, from Griffin Land’s warehouse building in Manchester, Connecticut that was sold in the 2012 first quarter (see below) and is reflected in Griffin’s financial statements as a discontinued operation. The income from continuing operations in the 2012 third quarter as compared to a loss from continuing operations in the 2011 third quarter principally reflects higher consolidated operating profit (due primarily to a property sale by Griffin Land, see below) and lower interest expense in the 2012 third quarter as compared to the 2011 third quarter, partially offset by higher income taxes in the 2012 third quarter as compared to the 2011 third quarter. Griffin’s higher consolidated operating profit in the 2012 third quarter as compared to the 2011 third quarter principally reflects higher operating profit at Griffin Land, primarily due to a gain of approximately $4.6 million on the sale of approximately 93 acres of undeveloped land in New England Tradeport (“Tradeport”) that closed on July 6, 2012.  That transaction is being accounted for using the percentage of completion method, whereby revenue and gain are reflected as costs are incurred.  In addition to the higher operating profit at Griffin Land, Imperial incurred a lower operating loss in the 2012 third quarter as compared to the 2011 third quarter.  Partially offsetting the improved operating results at Griffin Land and Imperial was an increase in general corporate expense in the 2012 third quarter as compared to the 2011 third quarter.

Griffin had net income of approximately $2.0 million for the thirty-nine weeks ended September 1, 2012 (the “2012 nine month period”) as compared to a net loss of approximately $3.2 million for the thirty-nine weeks ended August 27, 2011 (the “2011 nine month period”). The 2012 nine month period included a gain of approximately $1.6 million, net of tax, from Griffin’s discontinued operation as compared to a gain of approximately $0.4 million, net of tax, from Griffin’s discontinued operation in the 2011 nine month period. The gain on sale of the Manchester warehouse is included in the 2012 nine month results (see below). Griffin’s income from continuing operations was approximately $0.3 million in the 2012 nine month period as compared to a loss from continuing operations of approximately $3.6 million in the 2011 nine month period. The income from continuing operations in the 2012 nine month period, as compared to a loss from continuing operations in the 2011 nine month period, principally reflects higher consolidated operating profit (due primarily to the Tradeport property sale by Griffin Land), lower interest expense and higher investment income in the 2012 nine month period, partially offset by higher income taxes in the 2012 nine month period. Griffin’s improved operating results in the 2012 nine month period as compared to the 2011 nine month period reflects an increase in operating profit at Griffin Land, primarily due to the gain of approximately $4.6 million on the sale of undeveloped land in Tradeport.  In addition to the higher operating profit at Griffin Land, Imperial incurred a lower operating loss in the 2012 nine month period as compared to the 2011 nine month period.  Partially offsetting the improved operating results at Griffin Land and Imperial was an increase in general corporate expense in the 2012 nine month period as compared to the 2011 nine month period.

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

Results of Operations

Thirteen Weeks Ended September 1, 2012 Compared to the Thirteen Weeks Ended August 27, 2011

Griffin’s consolidated total revenue increased from approximately $8.0 million in the 2011 third quarter to approximately $12.5 million in the 2012 third quarter.  The net increase of approximately $4.5 million reflects an increase of approximately $4.8 million at Griffin Land, partially offset by a decrease of approximately $0.3 million at Imperial.

Total revenue at Griffin Land increased from approximately $5.1 million in the 2011 third quarter to approximately $9.9 million in the 2012 third quarter, reflecting an increase of approximately $4.9 million of revenue from property sales partially offset by a decrease of approximately $0.1 million in rental revenue.  The increase in revenue from property sales in the 2012 third quarter as compared to the 2011 third quarter reflects the closing in the 2012 third quarter of the sale of approximately 93 acres of undeveloped land in Tradeport to Dollar Tree Distribution, Inc. for cash proceeds of $7.0 million (the “Dollar Tree Sale”).  Griffin Land is required, under the terms of the sale, to construct a sewer line to service the land sold.  Accordingly, because of the continuing involvement with the land that was sold, the Dollar Tree Sale is being accounted for under the percentage of completion method, whereby the revenue and the gain on sale are recognized as the total costs related to the property sold are incurred.  Through the end of the 2012 third quarter, Griffin Land recognized approximately $5.4 million of revenue from the Dollar Tree Sale.  The balance of the revenue from the Dollar Tree Sale will be recognized as the costs of construction of the sewer line are incurred.  The 2011 third quarter included revenue of $0.4 million from the sale of approximately 10 acres of undeveloped land in Southwick, Massachusetts.  Property sales occur periodically, and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

The decrease of approximately $0.1 million in rental revenue at Griffin Land principally reflects: (a) a decrease of approximately $0.1 million of rental revenue from leases that expired and were not renewed; and (b) the inclusion in the 2011 third quarter of approximately $0.1 million of revenue from the early termination of a lease; partially offset by (c) approximately $0.1 million of rental revenue from space under lease in the 2012 third quarter that was vacant for all or part of the 2011 third quarter.

A summary of the square footage of Griffin Land’s real estate portfolio, excluding for all periods presented the 308,000 square foot warehouse in Manchester, Connecticut that was sold in the 2012 first quarter, is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of September 1, 2012	2,460,000	1,737,000	71%
As of December 3, 2011	2,232,000	1,736,000	78%
As of August 27, 2011	2,232,000	1,723,000	77%

The increase in total square footage of Griffin Land’s real estate portfolio in fiscal 2012 reflects the completion, at the end of the 2012 third quarter, of a new 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania.  Although there has been interest by prospective tenants for this new facility, there currently are no lease agreements in place.  The square footage leased as of September 1, 2012, as compared to December 3, 2011, is essentially unchanged as new leases aggregating approximately 57,000 square feet entered into during fiscal 2012 have been offset by the expiration of leases aggregating approximately 56,000 square feet.  Through the first nine months of fiscal 2012, Griffin Land has also renewed and extended several leases aggregating approximately 97,000 square feet, approximately 60% of which is industrial space, with the balance being office/flex space.  Also, at the end of the 2012 third quarter, a tenant that leases approximately 19,000 square feet in one of Griffin Land’s office/flex buildings in Griffin Center South notified Griffin Land that it was exercising the option in its lease to terminate the lease on August 31, 2013, one year before the scheduled lease termination date.

Subsequent to the end of the 2012 third quarter, Griffin Land entered into a new three-year lease for approximately 127,000 square feet of industrial space in one of its Tradeport buildings.  This new lease is for the entire building, which had an existing lease in place for approximately 42,000 square feet that was not scheduled to expire until May 31, 2014.  As the tenant that leased this space had previously vacated its space and was seeking to sublease, Griffin Land and the tenant entered into an agreement to terminate the existing lease for an early termination fee of approximately $0.3 million, which will be paid to Griffin Land over the next twelve months.  Excluding the recently completed new industrial building in the Lehigh Valley and giving effect to the new lease for industrial space completed subsequent to the end of the 2012 third quarter, Griffin Land’s percentage of space leased would be 82%.  Through the first nine months of fiscal 2012, there has been an increase in requests for proposals by prospective tenants as compared to the past two years.  This increase in market activity has resulted in the leasing of some of Griffin Land’s vacant space as described above.  There is no guarantee that this increase in market activity will continue or that it will result in any additional new leasing by Griffin Land.

Net sales and other revenue at Imperial decreased from approximately $3.0 million in the 2011 third quarter to approximately $2.7 million in the 2012 third quarter.  The decrease in net sales in the 2012 third quarter, as compared to the 2011 third quarter, reflects a 9% decline in unit sales volume and is attributed to weak demand for product at the retail level and the continued weak activity in new residential and commercial construction.  Partially offsetting the effect of the lower unit sales volume in the 2012 third quarter was approximately $0.1 million from improved pricing in the 2012 third quarter as compared to the 2011 third quarter.  The improved pricing reflects Imperial having a more balanced inventory on hand in fiscal 2012 as compared to prior years, thus avoiding the need to heavily discount certain items in order to liquidate excess inventories.  In addition, in the 2012 third quarter as compared to the 2011 third quarter, there was an increase in the percentage of Imperial’s sales to its garden center customer segment, which generally has higher pricing than sales to Imperial’s other customer segments.  Sales to the garden center customer segment accounted for approximately 70% of Imperial’s total net sales in the 2012 third quarter as compared to approximately 60% in the 2011 third quarter.

Griffin’s consolidated operating profit, including general corporate expense, increased from approximately $0.1 million in the 2011 third quarter to approximately $4.0 million in the 2012 third quarter.  Operating profit at Griffin Land increased from approximately $1.3 million in the 2011 third quarter to approximately $5.5 million in the 2012 third quarter.  Imperial’s operating loss decreased from approximately $0.7 million in the 2011 third quarter to approximately $0.5 million in the 2012 third quarter.  Griffin’s general corporate expense increased from approximately $0.5 million in the 2011 third quarter to approximately $1.0 million in the 2012 third quarter.

Operating profit at Griffin Land in the 2012 and 2011 third quarters were as follows:

	2012	2011
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Rental revenue	$4,506	$4,644
Costs related to rental revenue excluding depreciation and amortization expense (a)	(1,619)	(1,610)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	2,887	3,034
Revenue from property sales	5,360	400
Costs related to property sales	(736)	(52)
Gain from property sales	4,624	348
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	7,511	3,382
General and administrative expenses excluding depreciation and amortization expense (a)	(617)	(662)
Profit before depreciation and amortization expense (a)	6,894	2,720
Depreciation and amortization expense related to costs of rental revenue	(1,392)	(1,415)
Depreciation and amortization expense - other	(4)	(4)
Operating profit	$5,498	$1,301

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

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense decreased by approximately $0.1 million in the 2012 third quarter as compared to the 2011 third quarter, due principally to the decrease in rental revenue.  Costs related to rental revenue excluding depreciation and amortization expense were essentially unchanged in the 2012 third quarter as compared to the 2011 third quarter.  Griffin Land’s general and administrative expenses were slightly lower in the 2012 third quarter as compared to the 2011 third quarter.  Depreciation and amortization expense at Griffin Land was essentially unchanged in the 2012 third quarter as compared to the 2011 third quarter.

Imperial’s operating loss in the 2012 and 2011 third quarters were as follows:

	2012	2011
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Net sales and other revenue	$2,681	$2,969
Cost of goods sold	2,434	2,843
Gross profit	247	126
Selling, general and administrative expenses	(715)	(809)
Operating loss	$(468)	$(683)

The decrease in Imperial’s operating loss of approximately $0.2 million in the 2012 third quarter, as compared to the 2011 third quarter, reflects an increase of approximately $0.1 million in gross profit and a decrease of approximately $0.1 million in selling, general and administrative expenses.  The increase in gross profit principally reflects the effect of the improved pricing (discussed above) and lower cost of goods sold in the 2012 third quarter, as compared to the 2011 third quarter.  The lower cost of goods sold reflects the lower unit sales volume in the 2012 third quarter as compared to the 2011 third quarter.  Included in cost of goods sold in both the 2012 and 2011 third quarters is a charge of approximately $0.3 million to increase Imperial’s reserve for unsaleable inventory.  The decrease of approximately $0.1 million in Imperial’s selling, general and administrative expenses in the 2012 third quarter as compared to the 2011 third quarter principally reflects lower payroll expense and lower sales commission expenses.

Griffin’s general corporate expense increased from approximately $0.5 million in the 2011 third quarter to approximately $1.0 million in the 2012 third quarter.  The increase of approximately $0.5 million reflects an approximately $0.3 million increase in expenses related to Griffin’s non-qualified deferred compensation plan and an approximately $0.2 million increase in incentive compensation expense.  The increase in expenses related to the non-qualified deferred compensation plan reflects expenses of approximately $0.1 million in the 2012 third quarter, as compared to a credit of approximately $0.2 million in the 2011 third quarter, related to the effect on participant balances of general stock market performance, which was significantly higher in the 2012 third quarter as compared to the 2011 third quarter.  The higher incentive compensation expense in the 2012 third quarter, as compared to the 2011 third quarter, reflects management’s estimate of an increase in incentive compensation for corporate employees in the current year based on Griffin’s overall results this year.

Griffin’s consolidated interest expense was approximately $0.8 million in the 2012 third quarter, as compared to consolidated interest expense of approximately $1.1 million in the 2011 third quarter.  The decrease of approximately $0.3 million in interest expense is principally due to an increase in capitalized interest of approximately $0.2 million in the 2012 third quarter, as compared to the 2011 third quarter.  The capitalized interest in the 2012 third quarter was primarily on the 228,000 square foot industrial building that was being built in the Lehigh Valley.  Construction of this new building was completed at the end of the 2012 third quarter.

Griffin’s effective tax rate was 41.3% in the 2012 third quarter as compared to 40.9% in the 2011 third quarter.  The higher effective tax rate in the 2012 third quarter as compared to the 2011 third quarter was due to the effect of changes in state income taxes.  The effective tax rate for the 2012 third quarter is based on management’s projections of operating results for the full year.  To the extent that actual results differ from current projections, the effective tax rate may change.

Thirty-Nine Weeks Ended September 1, 2012 Compared to the Thirty-Nine Weeks Ended August 27, 2011

Griffin’s consolidated total revenue increased from approximately $26.3 million in the 2011 nine month period to approximately $29.9 million in the 2012 nine month period.   The net increase of approximately $3.6 million reflects an increase of approximately $4.9 million at Griffin Land, partially offset by a decrease of approximately $1.3 million at Imperial.

Total revenue at Griffin Land increased from approximately $13.9 million in the 2011 nine month period to approximately $18.8 million in the 2012 nine month period, reflecting an increase of approximately $5.0 million of revenue from property sales, partially offset by a decrease of approximately $0.1 million in rental revenue.  The increase in revenue from property sales in the 2012 nine month period as compared to the 2011 nine month period reflects the closing on the Dollar Tree Sale in the 2012 third quarter (see Results of Operations, Thirteen Weeks Ended September 1, 2012 Compared to the Thirteen Weeks Ended August 27, 2011).  The 2011 nine month period included revenue of $0.4 million from the sale of approximately 10 acres of undeveloped land in Southwick, Massachusetts.  Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

The decrease of approximately $0.1 million in rental revenue at Griffin Land principally reflects: (a) a decrease of approximately $0.3 million of revenue from leases that expired and were not renewed and lower revenue from special work orders for tenants in the 2012 nine month period than in the 2011 nine month period; and (b) the inclusion in the 2011 nine month period of approximately $0.1 million of revenue from the early termination of a lease; partially offset by (c) approximately $0.3 million of rental revenue from space under lease in the 2012 nine month period that was vacant for part or all of the 2011 nine month period.

Net sales and other revenue at Imperial decreased from approximately $12.4 million in the 2011 nine month period to approximately $11.1 million in the 2012 nine month period.  The decrease in net sales in the 2012 nine month period, as compared to the 2011 nine month period, reflects an 11% decline in unit sales volume, as Imperial has had fewer units available for sale in fiscal 2012 than fiscal 2011.  The decrease in units available for sale this year is attributed to production plan changes made over the past three years to bring Imperial’s inventory more in line with expected demand and to change Imperial’s product mix to include more color items with longer bloom time.  Partially offsetting the effect of the lower unit sales volume in the 2012 nine month period was approximately $0.4 million from improved pricing in the 2012 nine month period as compared to the 2011 nine month period.  The improved pricing reflects Imperial having a more balanced inventory on hand in fiscal 2012 as compared to prior years, thus avoiding the need to heavily discount certain items in order to liquidate excess inventories.  In addition,  in the 2012 nine month period, as compared to the 2011 nine month period, there was an increase in the percentage of Imperial’s sales to its garden center customer segment, which generally has higher pricing than sales to Imperial’s other customer segments.  Sales to the garden center customer segment accounted for approximately 69% of Imperial’s total net sales in the 2012 nine month period, as compared to approximately 63% in the 2011 nine month period.

Griffin’s consolidated operating profit, including general corporate expense, was approximately $2.7 million in the 2012 nine month period as compared to a consolidated operating loss, including general corporate expense, of approximately $2.7 million in the 2011 nine month period.  Operating profit at Griffin Land increased from approximately $2.2 million in the 2011 nine month period to approximately $7.1 million in the 2012 nine month period.  Imperial’s operating loss decreased from approximately $1.8 million in the 2011 nine month period to approximately $1.1 million in the 2012 nine month period.  Griffin’s general corporate expense increased from approximately $3.1 million in the 2011 nine month period to approximately $3.4 million in the 2012 nine month period.

Operating profit at Griffin Land in the 2012 and 2011 nine month periods were as follows:

	2012	2011
	Nine Month	Nine Month
	Period	Period
	(amounts in thousands)
Rental revenue	$13,395	$13,488
Costs related to rental revenue excluding depreciation and amortization expense (a)	(4,778)	(5,291)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	8,617	8,197
Revenue from property sales	5,360	400
Costs related to property sales	(736)	(52)
Gain from property sales	4,624	348
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	13,241	8,545
General and administrative expenses excluding depreciation and amortization expense (a)	(1,936)	(2,028)
Profit before depreciation and amortization expense (a)	11,305	6,517
Depreciation and amortization expense related to costs of rental revenue	(4,155)	(4,262)
Depreciation and amortization expense - other	(12)	(14)
Operating profit	$7,138	$2,241

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

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.4 million in the 2012 nine month period as compared to the 2011 nine month period, due principally to a decrease of approximately $0.5 million of costs related to rental revenue excluding depreciation and amortization expense partially offset by the approximately $0.1 million decrease in rental revenue.  The decrease in costs related to rental revenue excluding depreciation and amortization expense principally reflects lower snow removal expenses incurred during the winter months in the early part of the 2012 nine month period due to relatively mild

winter weather as compared to the more severe winter weather in the 2011 nine month period.   Griffin Land’s general and administrative expenses decreased by approximately $0.1 million in the 2012 nine month period as compared to the 2011 nine month period due principally to lower real estate tax expense on Griffin Land’s undeveloped land.  Depreciation and amortization expense at Griffin Land decreased approximately $0.1 million in the 2012 nine month period as compared to the 2011 nine month period, due principally to certain tenant improvements becoming fully depreciated and certain lease commissions becoming fully amortized.

Imperial’s operating losses for the 2012 and the 2011 nine month periods were as follows:

	2012	2011
	Nine Month Period	Nine Month Period
	(amounts in thousands)
Net sales and other revenue	$11,139	$12,414
Cost of goods sold	9,769	11,759
Gross profit	1,370	655
Selling, general and administrative expenses	(2,445)	(2,658)
Gain on insurance recovery	—	200
Operating loss	$(1,075)	$(1,803)

The decrease in Imperial’s operating loss of approximately $0.7 million in the 2012 nine month period, as compared to the 2011 nine month period, reflects an increase of approximately $0.7 million in gross profit and a decrease of approximately $0.2 million in selling, general and administrative expenses, partially offset by the inclusion of a gain on insurance settlement of approximately $0.2 million in the 2011 nine month period.  The increase in gross profit principally reflects: (a) approximately $0.4 million from improved pricing in the 2012 nine month period; (b) approximately $0.5 million due to lower charges included in cost of goods sold in the 2012 nine month period than in the 2011 nine month period for unsaleable inventories; and (c) inclusion in the 2011 nine month period of an approximately $0.2 million charge for retrospective workers compensation costs related to Imperial’s Florida farm, which had been shut down; partially offset by (d) an approximately $0.2 million decrease in gross profit due to lower sales volume in the 2012 nine month period; and (e) a decrease in gross profit of approximately $0.2 million due to higher plant costs in the 2012 nine month period as compared to the 2011 nine month period. Imperial’s net sales and other revenue in both the 2012 and 2011 nine month periods include approximately $0.4 million of rental revenue from its Florida farm and approximately $0.1 million of revenue from royalties.  Imperial’s cost of goods sold in both the 2012 and 2011 nine month periods includes approximately $0.2 million related to rental revenue.  Excluding the effect of the rental revenue and related costs, and royalties, Imperial’s non-U.S. GAAP gross margin on sales increased from 3.5% in the 2011 nine month period to 10.4% in the 2012 nine month period.  The increase in gross margin principally reflects the lower charges for unsaleable inventories and the improved pricing in the 2012 nine month period as compared to the 2011 nine month period. On a U.S. GAAP basis, Imperial’s gross margin on sales increased from 5.3%  in the 2011 nine month period to 12.3% in the 2012 nine month period.

The decrease of approximately $0.2 million in Imperial’s selling, general and administrative expenses in the 2012 nine month period, as compared to the 2011 nine month period, principally reflects lower payroll expense and lower sales commission expenses.   As a percentage of net sales, Imperial’s selling, general and administrative expenses increased from 21.4% in the 2011 nine month period to 21.9% in the 2012 nine month period.

Griffin’s general corporate expense increased from approximately $3.1 million in the 2011 nine month period to approximately $3.4 million in the 2012 nine month period, principally due to an increase of approximately $0.2 million in incentive compensation expense, reflecting management’s estimate of an increase in incentive compensation for corporate employees in the current year based on Griffin’s overall results this year.

Griffin’s consolidated interest expense decreased from approximately $3.2 million in the 2011 nine month period to approximately $2.5 million in the 2012 nine month period.  The decrease in interest expense of approximately $0.7 million principally reflects the interest capitalized in the 2012 nine month period related to the 228,000 square foot industrial building in the Lehigh Valley that was under construction during the 2012 nine month period and lower average debt outstanding in the 2012 nine month period as compared to the 2011 nine month period.   Griffin’s average outstanding debt in the 2012 nine month period was approximately $60.6 million, as compared to $62.4 million in the 2011 nine month period, principally reflecting the payments made on Griffin’s nonrecourse mortgages subsequent to the 2011 nine month period.

Griffin’s investment income increased from approximately $0.1 million in the 2011 nine month period to approximately $0.5 million in the 2012 nine month period.  The increase in investment income reflects dividend income of approximately $0.4 million from Shemin Nurseries Holding Corp. (“SNHC”).  Griffin received total cash of approximately $0.7 million from SNHC in the 2012 first quarter, of which approximately $0.4 million was reported as dividend income with the balance recognized as a return of capital from SNHC.  Griffin did not receive any distributions from SNHC in the 2011 nine month period.

Griffin’s effective tax rate was 46.0% for the 2012 nine month period, as compared to 37.7% for the 2011 nine month period.  The higher effective tax rate in the 2012 nine month period as compared to the 2011 nine month period reflects the effect of state income taxes.  Griffin’s effective tax rate for the 2012 nine month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $1.5 million in the 2012 nine month period as compared to approximately $0.2 million in the 2011 nine month period.  The increase in net cash provided by operating activities in the 2012 nine month period as compared to the 2011 nine month period principally reflects Griffin’s net income in the 2012 nine month period, as compared to a net loss in the 2011 nine month period, and favorable changes in accounts receivable, other current assets and accounts payable and accrued liabilities in the 2012 nine month period as compared to the 2011 nine month period.

Net cash provided by investing activities was approximately $3.4 million in the 2012 nine month period as compared to net cash used in investing activities of approximately $1.1 million in the 2011 nine month period.  The net cash provided by investing activities in the 2012 nine month period as compared to net cash used in investing activities in the 2011 nine month period principally reflects proceeds of approximately $22.5 million from property sales, which includes approximately $15.6 million from the sale of the Manchester, Connecticut warehouse that was completed in the 2012 first quarter and approximately $6.9 million from the Dollar Tree Sale.  The proceeds from the Dollar Tree Sale were placed in escrow to potentially acquire a replacement property as part of a Section 1031 like-kind exchange on that transaction.  Partially offsetting the proceeds from property sales was cash of approximately $12.3 million expended for additions to Griffin Land’s real estate assets, mostly for the construction, on speculation, of the 228,000 square foot industrial building on a portion of the previously undeveloped Lehigh Valley land that was acquired in 2010.  Site work and work on required offsite improvements started in the 2011 fourth quarter and building construction started in the 2012 first quarter.  The site work and required offsite improvements included work that prepared the site for a second industrial building.  Also in the 2012 nine month period, Griffin received cash of approximately $0.7 million from SNHC, approximately $0.4 million of which was reflected as dividend income and included in operating activities with the remaining approximately $0.3 million reflected as a return of capital and included in investing activities.

Net cash used in financing activities was approximately $1.7 million in the 2012 nine month period as compared to approximately $2.9 million in the 2011 nine month period.  The net cash used in financing activities in the 2012 nine month period reflects approximately $1.2 million for payments of principal on Griffin Land’s nonrecourse mortgages and the payment of approximately $0.5 million for the dividend on Griffin’s common stock that was declared in the 2011 fourth quarter and paid in the 2012 first quarter.  At the end of fiscal 2011, Griffin’s Board of Directors decided that beginning in fiscal 2012, rather than continuing to pay a quarterly dividend, Griffin will consider the payment of an annual dividend at the end of its fiscal year.  This change will permit the Board to evaluate better both Griffin’s prior full year results and its cash needs for the succeeding year when determining whether to pay an annual dividend.  Partially offsetting the cash used for repayment of principal on Griffin Land’s nonrecourse mortgage and cash used for the dividend payment was cash of approximately $0.1 million received from the exercise of stock options.  Net cash used in financing activities in the 2011 nine month period included cash of approximately $1.5 million used for the payment of dividends, approximately $1.3 million for the repayment of principal on Griffin Land’s nonrecourse mortgages and approximately $0.3 million for debt issuance costs related to Griffin’s revolving credit agreement, partially offset by cash of approximately $0.2 million received from the exercise of stock options.

As previously reported, on May 1, 2012, Griffin Land entered into a Purchase and Sale Agreement for the sale of approximately 14 acres of undeveloped land in Windsor, Connecticut for approximately $1.0 million in cash.  The closing on this transaction is expected to take place in the 2012 fourth quarter.  There is no guarantee that this transaction will be completed under its current terms, or at all.

Also as previously reported, in fiscal 2010 Griffin Land entered into an agreement to sell its remaining twenty-one residential lots in Stratton Farms, a residential development in Suffield, Connecticut, to a privately owned homebuilder.  If the homebuilder elects to exercise its option to purchase all of the remaining lots, which are currently scheduled annually in the fourth quarters of fiscal 2012, fiscal 2013 and fiscal 2014, Griffin Land would receive total proceeds of approximately $2.5 million.  The buyer’s failure to complete any scheduled purchase could terminate the buyer’s option. Given the current softness of the residential real estate market, the terms on this transaction may be modified.  There is no assurance that this potential land sale transaction will be completed under the current terms of the agreement, or at all.

On September 21, 2012, Griffin Land entered into an agreement to acquire approximately 49 acres of undeveloped land in the Lehigh Valley of Pennsylvania for $7.2 million in cash.  The land to be acquired is expected to support the development of two industrial buildings totaling at least 500,000 square feet, although there are no approvals currently in place for such development.  The purchase of this land would be completed principally using the proceeds from the Dollar Tree Sale that were placed in escrow when that transaction was closed.  Closing on this land purchase is subject to several conditions including the satisfactory outcome of due diligence to be performed, and Griffin Land’s satisfaction that it expects to obtain approvals for its planned development for this land.  There is no guarantee that this transaction will be completed under its current terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of September 1, 2012 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$76.1	$5.4	$28.1	$9.2	$33.4
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	—	0.1	—	—
Operating Lease Obligations	0.2	0.2	—	—	—
Purchase Obligations (1)	1.5	1.5	—	—	—
Other (2)	2.9	—	—	—	2.9
	$80.8	$7.1	$28.2	$9.2	$36.3

(1)          Includes expenditures for Griffin Land’s real estate assets and the purchase of plants and raw materials by Imperial.

(2)          Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

In the near-term, Griffin plans to continue to invest in its real estate business, including the potential acquisition of the undeveloped land in the Lehigh Valley of Pennsylvania that is currently under contract, expenditures to build out interiors of its buildings as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of other properties outside of the Hartford, Connecticut market.  Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of Griffin Land’s currently vacant space is leased.

As of September 1, 2012, Griffin had cash and cash equivalents of approximately $10.7 million plus proceeds of approximately $6.9 million from the Dollar Tree Sale being held in escrow.  Management believes that its cash and cash equivalents, proceeds held in escrow and borrowing capacity under its revolving credit line will be sufficient to meet Griffin’s seasonal working capital requirements, completion of the land acquisition currently under contract, the continued investment in Griffin’s real estate assets and the payment of dividends on its common stock, when and if declared by the Board of Directors.  Griffin may also continue to seek other nonrecourse mortgage placements on its properties.  Griffin Land’s real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet that are not mortgaged, and the recently completed 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania that is also not mortgaged.  Griffin also expects to continue to seek to purchase either or both land and buildings in markets principally outside of the Hartford, Connecticut area.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of currently vacant space, completion of the land acquisition currently under contract, construction of additional facilities in the real estate business, the ability to obtain additional mortgage financing, completion of property sales under contract and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by

Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  As of September 1, 2012, Griffin had three nonrecourse mortgages aggregating $26.3 million of variable rate debt outstanding, for which Griffin had entered into interest rate swap agreements which effectively fix the interest rate on that debt.  There were no other variable rate borrowings outstanding as of September 1, 2012.

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

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	SBRL Taxonomy Extension Definition Linkbase Document

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

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: October 11, 2012	Frederick M. Danziger
Chairman and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: October 11, 2012	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer