Form 10-K
period 2012-12-01
GRIFFIN LAND & NURSERIES INC
filed 2013-02-14
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 1, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, was approximately $62,050,000 based on the closing sales price on The NASDAQ Stock Market LLC on June 1, 2012, the last business day of the registrant's most recently completed second quarter. Shares of Common Stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 5, 2013, 5,139,590 shares of common stock were outstanding.

 FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained in this Annual Report on Form 10-K that relate to future events or conditions, including without limitation, the statements in Part I, Item 1. "Business" and Item 1A. "Risk Factors" and in Part II under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as located elsewhere in this annual report regarding industry prospects or Griffin's prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of Griffin's common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: adverse economic conditions and credit markets; a downturn in the residential real estate market; risks associated with concentration of real estate holdings; risks associated with entering new real estate markets; potential environmental liabilities; competition and governmental regulations; inadequate insurance coverage; risks of agricultural and environmental factors; concentration of customers; regulatory risks; risks associated with the cost of raw materials and energy costs; availability of transportation vendors to deliver product; availability of labor; risks of loss in the landscape nursery business not covered by insurance; risks of investing in a foreign company; litigation risks; and the concentrated ownership of Griffin common stock by members of the Cullman and Ernst families. These and the important factors discussed under the caption "Risk Factors" in Part 1, Item 1A of this Form 10-K for the fiscal year ended December 1, 2012, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-K and presented elsewhere by management from time to time. Any such forward-looking statements represent management's estimates as of the date of this Annual Report on Form 10-K. While Griffin may elect to update such forward-looking statements at some point in the future, Griffin disclaims any obligation to do so, even if subsequent events cause Griffin's views to change. These forward-looking statements should not be relied upon as representing Griffin's views as of any date subsequent to the date of this Annual Report on Form 10-K.

 PART I

ITEM 1.    BUSINESS.

        Griffin Land & Nurseries, Inc. ("Griffin") and its subsidiaries comprise principally a real estate business and a landscape nursery business. Griffin is engaged in two lines of business: (1) a real estate business comprised of (a) the ownership, construction, leasing and management of commercial and industrial properties and (b) the development of residential subdivisions on real estate owned by Griffin in Connecticut and Massachusetts; and (2) a landscape nursery business comprised of the growing of containerized plants for sale principally to independent retail garden centers and rewholesalers, whose main customers are landscape contractors. Griffin was incorporated in 1970.

        As of December 1, 2012, Griffin held 5,277,150 shares of common stock (an approximate 4% interest) in Centaur Media plc, a publicly held magazine and information services publisher based in the United Kingdom. On January 30, 2013, Griffin sold 1,000,000 shares of its Centaur Media common stock for approximately $0.9 million. As of December 1, 2012, Griffin held an approximate 14% interest in Shemin Nurseries Holding Corp ("SNHC"), a private company that operates a landscape nursery distribution business through its subsidiary, Shemin Nurseries, Inc. ("Shemin Nurseries"). On January 18, 2013, Griffin sold its investment in SNHC for initial cash proceeds of approximately $3.2 million (see Investments on page 12).

        Griffin does not maintain a corporate website. Griffin's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and the proxy statement for Griffin's Annual Meeting of Stockholders can be accessed through the SEC website at www.sec.gov.

Real Estate Business

        Griffin's real estate division, Griffin Land, is directly engaged in the real estate development business. Through fiscal 2009, Griffin's development activities were carried out on parts of its land in Connecticut and Massachusetts and all of Griffin Land's real estate assets, including buildings and undeveloped land, were located in the Hartford, Connecticut area, primarily in the north submarket of Hartford. In fiscal 2010, Griffin Land completed its first acquisitions of real estate assets outside of the Hartford area by purchasing a fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania and a 51 acre parcel of undeveloped land in Lower Nazareth, Pennsylvania. Both the building and undeveloped land acquired are located in the Lehigh Valley region of Pennsylvania. In fiscal 2012, Griffin Land completed the construction, on speculation, of a 228,000 square foot industrial building on 17 acres of the undeveloped land in Lower Nazareth. On December 28, 2012, Griffin Land acquired an approximately 49 acre parcel of undeveloped land in Hanover Township, also in the Lehigh Valley of Pennsylvania.

        Griffin Land develops portions of its properties for industrial, commercial and residential use and expects to continue to sell some of its land holdings either before or after obtaining development approvals. Griffin Land also will continue to seek to acquire and develop properties not presently owned, including land and buildings outside the Hartford area. The headquarters for Griffin Land is in Bloomfield, Connecticut.

        As of December 1, 2012, Griffin Land owned thirty buildings comprising approximately 2.5 million square feet. Approximately 76% of this square footage is comprised of industrial/warehouse space, with the balance principally being office/flex space. As of December 1, 2012, approximately 69% of Griffin Land's industrial/warehouse space was leased, however, excluding the newly constructed 228,000 square foot industrial building that was completed at the end of the 2012 third quarter and was not leased as of December 1, 2012, approximately 79% of Griffin Land's industrial/warehouse space was leased while approximately 90% of Griffin Land's office/flex space was leased as of December 1, 2012. Griffin Land uses nonrecourse mortgages to finance partly its real estate development activities, and as of

December 1, 2012, approximately $59.5 million was outstanding under such loans. In fiscal 2012, Griffin Land's profit from its leasing activities including general and administrative expenses and before depreciation and amortization expenses (excluding the results from a warehouse building that was sold on January 31, 2012, see below) was approximately $9.1 million (see note (a) on page 28 under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Fiscal 2012 Compared to Fiscal 2011), while debt service on its nonrecourse mortgage debt was approximately $5.6 million.

        In the greater Hartford area, there are a number of warehouse facilities and office buildings, some of which are fully or partially vacant, that are competitive with Griffin Land's warehouse facilities and office/flex buildings. Additional capacity or an increase in vacancies in either the industrial or office markets could adversely affect Griffin Land's operating results from its leasing business by potentially resulting in longer times to lease vacant space, eroding lease rates in Griffin Land's properties or hindering renewals by existing tenants. There can be no assurance as to the direction of the real estate market in this region in the near future.

        As a result of the weak economy, market activity for the leasing of industrial space in the Hartford market has been slow for the past four years and there has not been any significant absorption of vacant space. Market activity for office/flex space has also been slow during that time, although somewhat better than the industrial market. Griffin Land believes that it benefits from its reputation as a stable company with sufficient resources to meet its obligations and deliver space to tenants timely and in accordance with the terms of their lease agreements.

        In fiscal 2012, Griffin Land entered into three new leases for an aggregate of approximately 151,000 square feet of industrial space and two new leases for an aggregate of approximately 32,000 square feet of office/flex space. The new leases for industrial space include a three-year lease (with two one-year renewal options) for an entire building, approximately 127,000 square feet, in New England Tradeport ("Tradeport"), Griffin Land's industrial park in Windsor and East Granby, Connecticut. In connection with this new full building lease, Griffin Land entered into a lease termination agreement with an existing tenant that had leased approximately 42,000 square feet in that building, but had previously vacated its space and was seeking to sublease. Griffin Land has agreed to be paid $325,000 in connection with the early termination of the lease, which was scheduled to expire in 2014. In fiscal 2012, Griffin Land renewed and extended several leases aggregating approximately 87,000 square feet of industrial space and approximately 70,000 square feet of office/flex space. In fiscal 2012, leases aggregating approximately 98,000 square feet expired and were not renewed. Of such space, approximately 85,000 square feet is industrial space (including the approximately 42,000 square foot lease that was terminated early and is now subject to a new, full building lease) and approximately 13,000 square feet is office/flex space.

        In fiscal 2011, Griffin Land entered into two new leases for an aggregate of approximately 29,000 square feet of previously vacant office/flex space and a new lease for approximately 10,000 square feet of industrial space that had just become vacant due to the early termination of a lease for that space. Griffin Land also renewed and/or extended several leases of industrial space aggregating approximately 207,000 square feet and three leases of office/flex space aggregating approximately 46,000 square feet in fiscal 2011. Most of the leases that were renewed were scheduled to expire in fiscal 2011, except for leases aggregating approximately 43,000 square feet that were scheduled to expire subsequent to fiscal 2011.

        In fiscal 2010, Griffin Land entered into several new leases for an aggregate of approximately 81,000 square feet of previously vacant office/flex space. New leasing of industrial space by Griffin Land was minimal in fiscal 2010, as only a short-term lease for approximately 11,000 square feet was signed. During fiscal 2010, Griffin Land was able to renew and/or extend several leases aggregating approximately 259,000 square feet, mostly of industrial space, including the extension for an additional nine years of the full building lease in the Breinigsville, Pennsylvania building acquired in fiscal 2010. However, leases aggregating approximately 76,000 square feet, of mostly industrial space, expired in fiscal 2010 and were not renewed.

        In fiscal 2012, Griffin Land completed three property sales. The largest of these was the 2012 first quarter sale of its fully leased 308,000 square foot warehouse building in Manchester, Connecticut (the "Raymour Building"). Under the terms of the full building lease with Raymour & Flanigan for that building, Griffin Land gave notice to Raymour in the 2011 fourth quarter that Griffin Land was exercising the put option under its lease to sell the facility to Raymour. The proceeds of approximately $16.0 million from that sale were placed in escrow for the potential acquisition of a replacement property as part of a Section 1031 like-kind exchange for income tax purposes. As Griffin Land did not identify a property it considered to be a suitable replacement property during the time period for purchasing a replacement property under IRS regulations, the proceeds from the sale of the Raymour Building were disbursed from the escrow account to Griffin Land in the 2012 second quarter. The sale of this property and all operating results for this property are reported as a discontinued operation for all periods presented in Griffin's consolidated statements of operations in this Annual Report on Form 10-K.

        In the 2012 third quarter, Griffin Land sold approximately 93 acres of undeveloped land in Tradeport to Dollar Tree Distribution, Inc. for cash proceeds of $7.0 million (the "Dollar Tree Sale"). Because Griffin Land is required, under the terms of the Dollar Tree Sale, to construct a sewer line to service the land sold, the Dollar Tree Sale is being accounted for under the percentage of completion method, whereby the revenue and gain on sale are recognized as the total costs related to the property sold are incurred. The proceeds from the Dollar Tree Sale were placed in escrow for the purchase of a replacement property under a Section 1031 like-kind exchange. On December 28, 2012, Griffin Land closed on the purchase of an approximately 49 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania using the proceeds from the Dollar Tree Sale that had been held in escrow to complete the Section 1031 like-kind exchange.

        In the fiscal 2012 fourth quarter, Griffin Land also completed the sale of approximately 14 acres of undeveloped land in Windsor, Connecticut for cash proceeds of approximately $1.0 million.

        In fiscal 2011, Griffin Land received total cash proceeds of approximately $4.0 million from three property sales that closed during that year. The largest of these was the sale of approximately 165 acres of undeveloped land in Suffield and Granby, Connecticut to a local farmer for cash proceeds of $3.0 million. In connection with that sale, the state of Connecticut acquired the development rights on that land from the farmer who purchased the property. In fiscal 2011, Griffin Land also closed on the sale of approximately 57 acres of undeveloped land (much of which is wetlands) in Granby to a local homebuilder and closed on the sale of approximately 10 acres of land in Southwick, Massachusetts.

        In fiscal 2010, Griffin Land closed on two property sales, the sale of four of Griffin Land's remaining twenty-five lots at Stratton Farms, a residential development in Suffield, Connecticut for cash proceeds of $0.4 million and the sale of a 5 acre parcel of undeveloped land in Bloomfield, Connecticut for cash proceeds of $0.1 million. The sale of the four Stratton Farms residential lots was the first closing under an option agreement whereby a privately owned regional homebuilder could have purchased all of Griffin Land's remaining Stratton Farms residential lots. However, the buyer did not purchase any additional lots within the time frame specified under the agreement, and the agreement lapsed in fiscal 2012 and was not extended (see the section entitled "Residential Developments-Suffield" in this Item on page 10).

        The weakness in the residential real estate market has adversely affected Griffin Land's real estate development activities. The continued weakness of the residential real estate market could result in lower selling prices for Griffin Land's undeveloped land intended for residential use or delay the sale of such land.

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

  Commercial and Industrial Developments

  New England Tradeport

        The major portion of Griffin Land's commercial and industrial development effort has been focused on New England Tradeport, the 600 acre industrial park near Bradley International Airport and Interstate 91, located in Windsor and East Granby, Connecticut. Within Tradeport, Griffin Land built and currently owns approximately 1,465,000 square feet of warehouse and light manufacturing space in thirteen buildings, of which approximately 76% was leased as of December 1, 2012. Tradeport also contains a bottling and distribution plant built by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin Land in the early 1990s, a large distribution facility built by Walgreen on land purchased from Griffin Land in fiscal 2006, and a large distribution facility currently being built by Dollar Tree on land purchased from Griffin Land in fiscal 2012. The current State Traffic Certificate ("STC") covering Tradeport allows for total development of approximately 4,390,000 square feet within Tradeport. Of that total capacity, approximately 3,594,000 square feet currently is used by existing development, including approximately 2,129,000 square feet in the three buildings (including the one under construction) owned by others and approximately 1,465,000 square feet in existing Griffin Land-owned buildings.

        Griffin Land holds the remaining approximately 796,000 square feet of unbuilt capacity which relates to four approved buildings and an approved addition to one of Griffin Land's existing buildings. Griffin Land also owns all of the remaining undeveloped land within Tradeport, which consists of two contiguous parcels totaling approximately 95 acres, 60 acres of which are located in Windsor and the abutting 35 acres located in East Granby. There are no STC or other approvals currently in place (other than zoning in the case of Windsor) for the development of this remaining undeveloped land, and Griffin Land believes that additional infrastructure improvements, which may be significant, may be required to obtain approvals to develop this land. As part of the Dollar Tree Sale, a sewer line is planned to be brought to an accessible point near the edge of this 95 acre combined parcel. Griffin Land intends to continue to direct much of its real estate efforts in Connecticut on the construction and leasing of its warehouse and light manufacturing facilities at Tradeport.

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

        As of December 1, 2012, approximately $58.0 million was invested (net book value) in buildings owned by Griffin Land that are located in Tradeport and approximately $3.9 million was invested (net book value) by Griffin Land in the undeveloped land there. As of December 1, 2012, ten of Griffin Land's Tradeport buildings were mortgaged for an aggregate of approximately $44.8 million. Two Tradeport buildings built in fiscal 2007 (including the building which Griffin Land recently entered into a full building lease) and an older Tradeport building, aggregating approximately 373,000 square feet, are currently not mortgaged. A summary of Griffin Land's square footage owned and leased in

Tradeport at the end of each of the past three fiscal years and leases in Tradeport scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased*	Percentage Leased
November 27, 2010	1,465,000	1,052,000	72%
December 3, 2011	1,465,000	1,052,000	72%
December 1, 2012	1,465,000	1,117,000	76%

	2013	2014	2015
Square footage of leases expiring	146,000	221,000	238,000
Percentage of leased space at Dec. 1, 2012	13%	20%	21%

*
The square footage leased in the three years presented above does not include approximately 47,000 square feet of space on which Tire Rack pays operating expenses and is required to occupy no later than August 2014, the beginning of the sixth year of its lease.

        Subsequent to the end of fiscal 2012, Griffin Land leased approximately 24,000 square feet of previously vacant space in Tradeport, which, if included in the square footage leased as of December 1, 2012, would have increased the percentage of square footage leased to 78%.

  Griffin Center and Griffin Center South

        Griffin's other substantial commercial development in Connecticut is the combination of its buildings in Griffin Center in Windsor and Bloomfield, Connecticut and Griffin Center South in Bloomfield. Together, these master planned developments comprise approximately 600 acres and as of December 1, 2012, approximately 63% of the acreage had been used to develop approximately 2,165,000 square feet of office and industrial space. Griffin Land owns approximately 617,000 of the 2,165,000 square feet of developed space.

        Griffin Center currently includes eleven office buildings, a flex building and a small restaurant, five of which are owned by Griffin Land. Griffin Land currently owns two multi-story office buildings that have an aggregate of approximately 161,000 square feet, a single story office building of approximately 48,000 square feet, a 165,000 square foot flex building (the "NU Building"), which is used principally as office, data center and call center space and the small restaurant building. As of December 1, 2012, approximately $18.2 million was invested (net book value) in Griffin Land's buildings in Griffin Center and approximately $1.3 million was invested by Griffin Land in the undeveloped land there. Griffin Land's two multi-story office buildings and the NU Building in Griffin Center are separately mortgaged for an aggregate of approximately $10.7 million, and Griffin Land's single story office building is included as collateral under Griffin's $12.5 million revolving line of credit. There were no borrowings under the revolving line of credit as of December 1, 2012.

        In fiscal 2012, Griffin Land leased approximately 9,000 square feet of previously vacant space in one of its multi-story office buildings which was essentially offset by the amount of square footage under leases that expired and were not renewed. In fiscal 2011, Griffin Land leased approximately 18,000 square feet of previously vacant space in one of its multi-story office buildings in Griffin Center. In fiscal 2010, Griffin Land completed several new leases in Griffin Center for an aggregate of approximately 51,000 square feet. As of December 1, 2012, approximately 335,000 square feet of Griffin Land's buildings was leased, comprising approximately 88% of Griffin Land's total space in Griffin Center. A summary of Griffin Land's square footage owned and leased in Griffin Center at the end of each of the past three fiscal years and leases in Griffin Center scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 27, 2010	382,000	317,000	83%
December 3, 2011	382,000	335,000	88%
December 1, 2012	382,000	335,000	88%

	2013	2014	2015
Square footage of leases expiring	9,000	16,000	25,000
Percentage of leased space at Dec. 1, 2012	3%	5%	7%

        Subsequent to the end of fiscal 2012, Griffin Land leased approximately 36,000 square feet of previously vacant office space in Griffin Center, which, if included in the square footage leased as of December 1, 2012, would have increased the percentage of square footage leased to 97%.

        Griffin Center South is a 130 acre tract with sixteen buildings of single story office, flex and storage space totaling approximately 1,152,000 square feet. Griffin Land currently owns nine buildings in Griffin Center South with an aggregate of approximately 235,000 square feet, of which approximately 217,000 square feet is single story office and flex space and approximately 18,000 square feet is storage space. In fiscal 2012, Griffin Land leased approximately 23,000 square feet of previously vacant space and renewed a tenant for 9,000 square feet, which represents a 5,000 square foot reduction in space for that tenant. Also, in fiscal 2012, Griffin Land received notice that a tenant was exercising an option to terminate its lease for approximately 19,000 square feet in one of Griffin Land's flex buildings in Griffin Center South in August 2013, one year earlier than the scheduled lease expiration. In fiscal 2011, Griffin Land completed a lease for approximately 11,000 square feet of previously vacant space and renewed and/or extended leases for approximately 46,000 square feet. Also during fiscal 2011, approximately 14,000 square feet of previously leased space became vacant as two tenants reduced their spaces in connection with the extensions of their leases. In fiscal 2010, Griffin Land completed two new leases aggregating approximately 31,000 square feet in its Griffin Center South properties.

        As of December 1, 2012, approximately $8.0 million was invested (net book value) in Griffin Land's buildings in Griffin Center South and approximately $0.4 million was invested by Griffin Land in the undeveloped land there. As of December 1, 2012, Griffin Land's nine properties in Griffin Center South are included as collateral under Griffin's $12.5 million revolving line of credit. There were no borrowings under the revolving line of credit as of December 1, 2012. Griffin Land believes that the undeveloped land remaining in Griffin Center South is sufficient to build at least two additional buildings aggregating approximately 175,000 square feet.

        As of December 1, 2012, approximately 219,000 square feet of space in the Griffin Center South buildings owned by Griffin Land was leased, comprising 93% of Griffin Land's total space in Griffin Center South. A summary of Griffin Land's square footage owned and leased in Griffin Center South at the end of each of the past three fiscal years and leases in Griffin Center South scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 27, 2010	235,000	202,000	86%
December 3, 2011	235,000	199,000	85%
December 1, 2012	235,000	219,000	93%

	2013	2014	2015
Square footage of leases expiring	35,000	9,000	39,000
Percentage of leased space at Dec. 1, 2012	16%	4%	18%

  Lehigh Valley Industrial Properties and Other Property

        In fiscal 2010, Griffin Land completed its first acquisition of property outside of the Hartford, Connecticut area, when it acquired a fully leased 120,000 square foot industrial building (the "Olympus Building") in Breinigsville, Pennsylvania, which is located in the Lehigh Valley. Subsequent to the purchase of the Olympus Building, Griffin Land and the tenant in that building agreed on a nine year extension of the lease, which now runs through 2025. Also in fiscal 2010, Griffin Land acquired approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania, which was renamed Lehigh Valley Tradeport, and is located in a major industrial area of the Lehigh Valley. The land acquired has approvals for the development of two industrial buildings totaling approximately 530,000 square feet. In fiscal 2012, Griffin Land completed construction on the first of two buildings expected to be built in Lehigh Valley Tradeport, a 228,000 square foot industrial building. This building was built on speculation. Although there have been expressions of interest by prospective tenants, this new building has not yet been leased. The work done in Lehigh Valley Tradeport for the construction of this new building included a portion of the site work necessary for the construction of the second building.

        As of December 1, 2012, Griffin Land owned three industrial buildings aggregating approximately 379,000 square feet that are located outside of its core Connecticut office and industrial parks, including the Olympus Building and the newly built industrial building in Lehigh Valley Tradeport discussed above, which are a combined approximately 348,000 square feet. The third industrial building not located in one of Griffin Land's Connecticut industrial parks is a 31,000 square foot warehouse building in Bloomfield, Connecticut. The site of the Bloomfield building has approximately 24 acres of undeveloped land and abuts an approximately 244 acre parcel of undeveloped land located partly in Bloomfield and partly in Windsor, Connecticut that is also owned by Griffin Land. Griffin Land is currently in the process of obtaining approvals for roadwork that would connect the undeveloped land on both parcels for future development purposes. The Olympus Building and the warehouse in Bloomfield, Connecticut were fully leased as of December 1, 2012. Approximately $17.1 million was invested (net book value) in these three buildings at that date. The Olympus Building in Pennsylvania is mortgaged for approximately $4.1 million as of December 1, 2012, while the other two buildings are not mortgaged.

        On December 28, 2012, Griffin Land acquired a 49 acre parcel of undeveloped land in Hanover Township, Pennsylvania, also in the Lehigh Valley, for approximately $7.1 million in cash. Griffin Land expects to develop two industrial buildings totaling at least 500,000 square feet on the land acquired. As the approvals for such development are not yet in place, the seller agreed to provide Griffin Land with recission rights if the required approvals are not obtained or the seller does not complete certain post-closing obligations. The funds used to acquire this land were principally the proceeds from the Dollar Tree Sale that had been held in escrow since the closing of that transaction in order to qualify for a Section 1031 like-kind exchange for income tax purposes.

        Griffin Land may seek to acquire additional properties and/or undeveloped land parcels to expand the industrial/warehouse portion of its real estate business. Griffin Land continues to examine potential properties in the northeast and mid-Atlantic areas for potential acquisition.

  Residential Developments

  Simsbury

        Several years ago, Griffin Land filed plans for the creation of a residential community, called Meadowood, on a 363 acre site in the Town of Simsbury, Connecticut. After several years of litigation with the town regarding this proposed residential development, a settlement was reached. The settlement terms included, among other things, approval for up to 296 homes, certain remediation measures and offsite road improvements to be performed by Griffin Land and the purchase by the Town of a portion of the Meadowood land for Town open space. The sale of land to the town closed in fiscal 2008. In fiscal 2012, Griffin Land performed a portion of the required remediation work on the site and completed the required offsite road improvements. Griffin Land expects to complete the remaining required remediation work on the site in fiscal 2013. As of December 1, 2012, the book value of the land for this proposed development, including design, development and legal costs, was approximately $6.4 million.

        Griffin Land owns another approximate 432 acres in Simsbury, portions of which are zoned for residential use and other portions of which are zoned for industrial use. Not all of this land is developable. The land currently zoned for industrial use is probably more suited to commercial or mixed use development. Griffin Land may seek to develop or sell such land.

  Suffield

        In fiscal 2006, Griffin Land completed the infrastructure for a fifty lot residential subdivision in Suffield, Connecticut called Stratton Farms. Griffin Land sold twenty-five residential lots in Stratton Farms to a local homebuilder in fiscal 2006 and fiscal 2007. That homebuilder did not exercise its option to purchase additional residential lots, thus canceling the option to acquire the remaining Stratton Farms lots. The homebuilder's decision not to purchase any lots after 2007 was attributed to the weakening of the residential real estate market. In 2009, the homebuilder that purchased the twenty-five Stratton Farms lots entered into bankruptcy proceedings, and the remaining unsold lots held by that homebuilder were foreclosed on by a local bank and sold to a privately owned regional homebuilder.

        In fiscal 2010, Griffin Land entered into an agreement with that privately owned regional homebuilder whereby in exchange for a payment of $100,000, the homebuilder obtained an option to purchase the remaining twenty-five residential lots of Stratton Farms. Under the agreement's lot takedown schedule, Griffin Land closed on the sale of the first four lots in fiscal 2010. The option was terminated in fiscal 2012 without any purchases of additional lots by the homebuilder. As of December 1, 2012, Griffin Land held the remaining twenty-one lots.

  Other

        In fiscal 2012, Griffin Land leased approximately 542 acres of undeveloped land in Connecticut and Massachusetts to local farmers. Approximately 600 acres and 751 acres were leased to local farmers in fiscal 2011 and fiscal 2010, respectively. The revenue generated from the leasing of farmland is not material to Griffin Land's total revenue.

        Griffin Land is evaluating its other properties for development or sale in the future. Griffin Land anticipates that obtaining subdivision approvals for residential development in many of the towns where it owns land will be an extended process.

Landscape Nursery Business

        Griffin's landscape nursery business is operated by its wholly owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial grows containerized landscape nursery plants for sale principally to independent retail garden centers and rewholesalers, whose main customers are landscape contractors. Imperial's major markets are in the Northeast and mid-Atlantic areas of the United States. The landscape nursery industry is extremely fragmented, and Imperial believes it is one of the larger regional growers of landscape nursery products in the Northeast.

        Imperial's sales are extremely seasonal, peaking in spring. Imperial's sales are also strongly affected by weather conditions, particularly in the spring planting season. Imperial's sales have been adversely affected by the slowdown in new housing starts during the past several years and the overall weak economy. Imperial expects 2013 sales to be hampered by continued weakness in the economy and the low level of new housing starts over the past several years in Imperial's markets. Imperial's sales are made to a large variety of customers, no single one of which represented more than 10% of Imperial's total net sales in fiscal 2012, fiscal 2011 or fiscal 2010. However, in fiscal 2012, fiscal 2011 and fiscal 2010, aggregate net sales to Imperial's ten largest customers accounted for 18%, 20% and 25%, respectively, of Imperial's total net sales. A significant amount of sales to independent retail garden centers are made through cooperative buying organizations. Approximately 23% of Imperial's total net sales in fiscal 2012 were made through buying cooperatives with 15% of Imperial's total net sales in fiscal 2012 made through one such buying cooperative.

        Imperial's inventory consists principally of container-grown plants. Imperial's largest volume products are evergreens, including rhododendron, flowering shrubs and perennials. Container-grown product is held principally from one to five years before it is sold. Several years ago, Imperial started selling some perennials and several other products as one of several licensed growers under the "Novalis" trade name. In fiscal 2011, Imperial and another grower each became a 50% owner in Novalis LLC. Imperial has also entered into other licensing agreements that enable it to grow and sell some branded products that are available only to a limited number of growers. These programs are directed toward increasing Imperial's sales to independent retail garden centers. Sales to independent retail garden centers generally have more favorable gross margins as compared with sales to other customer segments. Offsetting the increase in sales to independent retail garden centers has been a decrease in sales volume to mass merchant and rewholesaler customers, which generally have lower pricing than independent retail garden center customers. Imperial has increased the percentage of its product sold to independent retail garden centers to 67% of sales volume in fiscal 2012 as compared to 50% of sales volume in fiscal 2009, while sales volume to mass merchants has decreased from 10% in fiscal 2009 to 4% in fiscal 2012.

        Imperial's growing operations are based on its farm in Granby and East Granby, Connecticut on land owned by Griffin (approximately 445 acres used). Imperial also uses approximately 10 acres of additional land (owned by Griffin) in Connecticut to grow liners (starter plants) for transplanting into containers.

        In fiscal 2012, Imperial's cost of goods sold includes charges totaling approximately $0.4 million to increase inventory reserves for unsaleable plants and plants that are expected to be sold below cost as seconds. In fiscal 2011, Imperial's cost of goods sold includes charges totaling $1.4 million reflecting: (a) $0.5 million to increase inventory reserves for disease issues, mostly due to boxwood plants that, in the 2011 fourth quarter, became unsaleable after contracting boxwood blight, a fungal disease; (b) $0.4 million for plant disposals in excess of expected amounts and to increase inventory reserves for plants that were sold below cost as seconds; (c) $0.3 million for plants lost due to the collapse, from snow load during the 2011 first quarter, of some of Imperial's hoop houses in which the plants were stored; and (d) $0.2 million for workers compensation charges from prior year policies related to the Florida farm.

        In fiscal 2010, Imperial's cost of goods sold included a charge of $1.0 million for crop losses due to changes in plant fertilization methods that were made in 2010 that, due to a combination of factors including extremely hot and dry weather in that year, negatively affected some varieties, particularly rhododendron and certain other broadleaf evergreens. The crop losses incurred in fiscal 2010 did not have a significant impact on fiscal 2011 net sales, as most of the units lost would generally not have become saleable until the latter part of fiscal 2011, but did result in fewer plants being available for sale in fiscal 2012. Imperial purchased some inventory from other growers to replace a portion of the plants lost, but a majority of the plants lost due to the fertilization change were not replaced.

        Although Imperial continues to review ways to improve its operating results, including cost reductions for its growing operations, changes in the relative quantities of some products grown, increasing sales to customer segments that are more profitable for Imperial, using smaller delivery trucks to improve order turn-around time, especially after the peak spring shipping season, and changes in the potting and growing cycles for some of its containerized production, Imperial expects to incur an operating loss in fiscal 2013. In response to the difficult industry conditions, Imperial reduced its production of new plants in 2009 and 2010. These changes resulted in a reduction of inventory levels and fewer plants being available for sale in fiscal 2010 through 2012 than were available prior to the reduction of inventory. Imperial does not expect any further significant reductions in its inventory level over the next few years. Any changes to improve operating results materially, if successful, taking into account the growing cycles of the related plants, will take a substantial period of time to be reflected in Imperial's operating results.

        Imperial also owns a farm of approximately 490 usable acres in Quincy, Florida, which is currently leased to a private company through July 31, 2015. The lease agreement includes an option for the lessee to purchase the Florida farm at any time during the lease period at an agreed upon price.

Investments

  Centaur Media plc

        Centaur Media plc ("Centaur Media") is a publicly traded company listed on the London Stock Exchange. As of December 1, 2012, Griffin held 5,277,150 shares of Centaur Media and accounts for its investment in Centaur Media as an available-for-sale security. Accordingly, changes in the market value of Griffin's investment in Centaur Media, including both changes in the stock price and changes in the foreign currency exchange rate, are not included in Griffin's net income but are included in Griffin's other comprehensive income. On January 30, 2013, Griffin sold 1,000,000 shares of its Centaur Media common stock for proceeds of approximately $0.9 million.

  Shemin Nurseries Holding Corp.

        Shemin Nurseries Holding Corp. ("SNHC") is a privately held company that operates a landscape nursery distribution business. As of December 1, 2012, Griffin held an approximately 14% equity interest in SNHC and accounted for its investment in SNHC under the cost method of accounting for investments. In fiscal 2012, Griffin received a distribution of approximately $0.7 million from SNHC. On January 18, 2013, Griffin sold its investment in SNHC for initial cash proceeds of approximately $3.2 million. Some additional cash proceeds on this sale may be received as a result of certain post-closing purchase price adjustments based on the amount of working capital of SNHC as of the closing date.

Financial Information Regarding Industry Segments

        See Note 3 to the consolidated financial statements of Griffin for certain financial information regarding the real estate business and the landscape nursery business.

Employees

        As of December 1, 2012, Griffin employed 99 people on a full-time basis, including 73 in its landscape nursery business and 20 in its real estate business. Presently, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

Competition

        Numerous real estate developers operate in the portions of Connecticut, Massachusetts and the Lehigh Valley region of Pennsylvania in which Griffin's real estate holdings are concentrated. Some of these competitors have greater financial resources than Griffin. Griffin's real estate business competes on the bases of location, price, availability of space, convenience and amenities.

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

ITEM 1A.    RISK FACTORS.

        Griffin's real estate and landscape nursery businesses have a number of risk factors. The risk factors discussed below are those that management deems to be material, but they may not be the only risks facing Griffin's businesses. Additional risks not currently known or currently deemed not to be material may also impact Griffin's businesses.

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

  Downturn in the Residential Real Estate Market

        The continued weakness in the residential real estate market may adversely affect Griffin Land's real estate development activities, including delaying the development and/or sale of Griffin Land's undeveloped land intended for residential use. The weakness in new housing starts may also adversely affect Imperial's future results. Although Imperial only has minimal sales of product to home builders, they are the ultimate users of a portion of the product sold to Imperial's rewholesaler customer segment, which accounted for approximately 24% of Imperial's sales volume in fiscal 2012.

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

  Risks Associated with Entering New Real Estate Markets

        In fiscal 2010, Griffin Land acquired a fully-leased 120,000 square foot industrial building in Breinigsville, Pennsylvania and a 51 acre parcel of undeveloped land in Lower Nazareth, Pennsylvania, known as Lehigh Valley Tradeport. In fiscal 2012, Griffin Land built, on speculation, a 228,000 square foot industrial building on a portion of Lehigh Valley Tradeport. On December 28, 2012, Griffin Land completed the acquisition of approximately 49 acres of undeveloped land in Hanover Township, Pennsylvania. These acquisitions were Griffin Land's first purchases of properties outside of the Hartford, Connecticut market where Griffin Land's core real estate holdings are located. Griffin Land expects to continue to seek to acquire properties outside of the Hartford, Connecticut market. Operating in a real estate market that is new for Griffin Land creates additional risks and uncertainties to Griffin's operations.

  Potential Environmental Liabilities

        Griffin Land has extensive land holdings in Connecticut and Massachusetts, and, starting in fiscal 2010 has acquired an industrial building and undeveloped land in Pennsylvania. Under federal, state and local environmental laws, ordinances and regulations, Griffin Land may be required to investigate and clean up the effects of releases of hazardous substances or petroleum products at its properties because of its current or past ownership or operation of the real estate. If previously unidentified environmental problems arise, Griffin Land may have to make substantial payments, which could adversely affect its cash flow. As an owner or operator of properties, Griffin Land may have to pay for property damage and for investigation and clean-up costs incurred in connection with a contamination. The law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Changes in environmental regulations may impact the development potential of Griffin Land's undeveloped land or could increase operating costs due to the cost of complying with new regulations.

  Competition and Governmental Regulations

        Griffin Land's real estate operations compete with other properties in Griffin Land's areas of operation. The construction of new facilities by competitors would increase capacity in the marketplace, and an increase in the amount of vacancies in competitors' properties and negative absorption of space could result in Griffin Land experiencing longer times to lease vacant space, eroding lease rates or hindering renewals by existing tenants. Griffin Land's real estate operations are subject to governmental regulations that affect real estate development, such as local zoning ordinances. Any changes in such regulations may impact the ability of Griffin Land to develop its properties or increase Griffin Land's costs of development.

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

  Risks of Agricultural and Environmental Factors

        Imperial's production of plants may be adversely affected by agricultural and environmental factors beyond its control, such as extreme cold or severe drought conditions. In 2011, significantly higher than normal snowfall in the early part of the year, and an unusual heavy snowfall in late October resulted in the loss of plants and hoop houses. Management believes that Imperial's Connecticut farm has sufficient water supplies available; however, a severe drought could impact Imperial's ability to maintain adequately its inventory. In addition, a severe drought in Imperial's major sales markets could substantially impact Imperial's sales.

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

  Concentration of Customers

        Although no single customer of Imperial accounted for more than 10% of Imperial's total net sales in fiscal 2012, Imperial's ten largest customers accounted for approximately 18% of Imperial's total net sales in fiscal 2012. Management expects that a small number of customers will continue to account for a significant portion of Imperial's net sales over the next several years. Imperial has one customer with which it has a sales contract. Total revenue under that sales contract was approximately $0.3 million in fiscal 2012. Sales to independent garden centers made through buying cooperatives accounted for approximately 23% of Imperial's total net sales in fiscal 2012, with sales through one buying cooperative accounting for approximately 15% of Imperial's total net sales in fiscal 2012. The loss of one of Imperial's larger customers or the inability to collect accounts receivable from one of the buying cooperatives could have an adverse effect on Imperial.

        None of Griffin Land's tenants accounted for 10% or more of its total rental revenue in fiscal 2012.

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

  Risks of Loss in the Landscape Nursery Business Not Covered by Insurance

        Imperial carries comprehensive insurance coverage, including property, liability, fire and terrorism on its production facilities. The insurance contains policy specifications and insured limits, and does not cover all possible losses that Imperial could incur. Imperial incurred losses of plants and hoop houses due to excessive snowfall in 2011, not all of which were covered under Imperial's insurance policies. Because of the prohibitive cost beginning in fiscal 2012, Imperial no longer maintains the limited insurance coverage on its plant inventories that it had in previous years.

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

  The Concentrated Ownership of Griffin Common Stock by Members of the Cullman and Ernst Families

        Members of the Cullman and Ernst families (the "Cullman and Ernst Group"), which include David M. Danziger, a director of Griffin, Frederick M. Danziger, Griffin's Chairman and Chief Executive Officer, Michael S. Gamzon, President and Chief Operating Officer of Griffin and John J. Kirby, Jr., a director of Griffin, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 46.0% of the outstanding common stock of Griffin as of December 1, 2012. There is an informal understanding that the persons and entities included in the

Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin's corporate and management policies and may limit other Griffin stockholders' ability to influence Griffin's corporate and management policies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2.    PROPERTIES.

Land Holdings

        Griffin is a major landholder in the state of Connecticut, owning approximately 3,196 acres. Griffin also owns approximately 426 acres of land in Massachusetts and approximately 68 acres of land in Pennsylvania. In addition, Griffin owns approximately 1,066 acres in northern Florida (the "Florida Farm"), most of the useable portion of which was formerly used for Imperial's growing operations or was contiguous to such operations. The Florida Farm is now leased to a private company that grows landscape nursery stock and has an option to purchase the Florida Farm at any time during the lease term.

        At December 1, 2012, the book value of land holdings owned by Griffin was approximately $20.8 million. Griffin believes the fair market value of such land is substantially in excess of its book value.

        Listings of the locations of Griffin's land holdings, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut and Breinigsville, Pennsylvania have been developed, and nursery real estate, are as follows:

Land Holdings

Location	Land Area
(in acres)
Connecticut
Bloomfield	320
East Granby	150
East Windsor	115
Granby	34
Simsbury	785
Suffield	146
Windsor	897
Massachusetts
Southwick	426
Pennsylvania
Lower Nazareth	51
Breinigsville	17

 Nursery Real Estate

Location	Land Area
(in acres)
Florida
Quincy (currently leased to another grower)	1,066
Connecticut
East Granby	424
Granby	305
Windsor	10
Simsbury	10

Developed Properties

        As of December 1, 2012, Griffin Land owned thirty buildings, comprised of seventeen industrial/warehouse buildings, twelve office/flex buildings and a small restaurant building. A listing of those facilities is as follows:

Griffin Center
1985 Blue Hills Avenue, Windsor, CT*	Flex building	165,000 sq. ft.
5 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
7 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
21 Griffin Road North, Windsor, CT*	Office building	48,300 sq. ft.
1936 Blue Hills Avenue, Windsor, CT	Restaurant building	7,200 sq. ft.
Griffin Center South
29 - 35 Griffin Road South, Bloomfield, CT*	Flex building	57,500 sq. ft.
55 Griffin Road South, Bloomfield, CT*	Office/flex building	40,300 sq. ft.
340 West Newberry Road, Bloomfield, CT*	Office/flex building	39,000 sq. ft.
206 West Newberry Road, Bloomfield, CT*	Office/flex building	23,300 sq. ft.
204 West Newberry Road, Bloomfield, CT*	Office/flex building	22,300 sq. ft.
210 West Newberry Road, Bloomfield, CT*	Warehouse building	18,400 sq. ft.
330 West Newberry Road, Bloomfield, CT*	Office/flex building	11,900 sq. ft.
310 West Newberry Road, Bloomfield, CT*	Office/flex building	11,400 sq. ft.
320 West Newberry Road, Bloomfield, CT*	Office/flex building	11,100 sq. ft.
New England Tradeport
100 International Drive, Windsor, CT*	Industrial building	304,200 sq. ft.
755 Rainbow Road, Windsor, CT	Industrial building	148,500 sq. ft.
758 Rainbow Road, Windsor, CT*	Industrial building	137,000 sq. ft.
754 Rainbow Road, Windsor, CT*	Industrial building	136,900 sq. ft.
759 Rainbow Road, Windsor, CT	Industrial building	126,900 sq. ft.
75 International Drive, Windsor, CT*	Industrial building	117,000 sq. ft.
20 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
40 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
35 International Drive, Windsor, CT	Industrial building	97,600 sq. ft.
16 International Drive, East Granby, CT*	Industrial building	58,400 sq. ft.
25 International Drive, Windsor, CT*	Industrial building	57,200 sq. ft.
15 International Drive, East Granby, CT*	Industrial building	41,600 sq. ft.
14 International Drive, East Granby, CT*	Industrial building	40,100 sq. ft.
Lehigh Valley and Other Properties
4275 Fritch Drive, Lower Nazareth, PA	Industrial building	228,000 sq. ft.
871 Nestle Way, Breinigsville, PA*	Industrial building	119,900 sq. ft.
1370 Blue Hills Avenue, Bloomfield, CT	Industrial building	30,700 sq. ft.

*
Included as collateral under one of Griffin's nonrecourse mortgages or Griffin's revolving line of credit.

        Griffin leases approximately 2,300 square feet in New York City for its executive offices.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

  Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on The NASDAQ Stock Market LLC:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2012	$28.99	$24.86	$27.58	$23.40	$29.16	$23.77	$33.73	$24.30
2011	$33.05	$27.76	$33.25	$24.81	$33.50	$25.16	$30.99	$23.49

        On February 5, 2013, the number of record holders of common stock of Griffin was approximately 237, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on The NASDAQ Stock Market LLC on such date was $30.00 per share.

Dividend Policy

        In fiscal 2010 and fiscal 2011, Griffin declared quarterly cash dividends of $0.10 per share. In the 2011 fourth quarter, Griffin's Board of Directors decided to change Griffin's dividend policy for succeeding years. Beginning in fiscal 2012, rather than continuing to pay a quarterly dividend, Griffin intends to consider the payment of an annual dividend at the end of its fiscal year. This change permits the Board to evaluate better both Griffin's prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend. In the 2012 fourth quarter, Griffin declared an annual dividend of $0.20 per share.

 Stock Performance Graph

        The following graph compares the total percentage changes in the cumulative total stockholder return (assuming the reinvestment of dividends) on Griffin's Common Stock with the cumulative total return of the Russell 2000 Index from December 1, 2007 to December 1, 2012. It is assumed in the graph that the value of each investment was $100 at December 1, 2007. Griffin is not aware of any other company that substantially participates in both the landscape nursery and real estate businesses, and would therefore be suitable for comparison to Griffin as a "peer issuer" within Griffin's lines of business.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth selected statement of operations data for fiscal years 2008 through 2012 and balance sheet data as of the end of each fiscal year. The selected statement of operations financial data for fiscal 2010, fiscal 2011 and fiscal 2012 and the selected balance sheet financial data for fiscal 2011 and fiscal 2012 are derived from the audited consolidated financial statements included in Item 8 of this report. The selected financial data for fiscal 2008 and fiscal 2009 and the balance sheet data for fiscal 2010 were derived from the audited consolidated financial statements for those years.

	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$36,591	$37,193	$33,987	$37,578	$44,175
Operating profit (loss)	2,126	(225)	(4,019)	(6,224)	(10,682)
Loss from continuing operations	(681)	(2,997)	(5,015)	(6,049)	(7,962)
Income (loss) from discontinued operation (1)	1,647	523	528	536	(323)
Net income (loss)	966	(2,474)	(4,487)	(5,513)	(8,285)
Basic loss per share from continuing operations	(0.13)	(0.58)	(0.98)	(1.19)	(1.57)
Basic income (loss) per share from discontinued operation (1)	0.32	0.10	0.10	0.10	(0.07)
Basic net income (loss) per share	0.19	(0.48)	(0.88)	(1.09)	(1.64)
Diluted loss per share from continuing operations	(0.13)	(0.58)	(0.98)	(1.19)	(1.57)
Diluted income (loss) per share from discontinued operation (1)	0.32	0.10	0.10	0.10	(0.07)
Diluted net income (loss) per share	0.19	(0.48)	(0.88)	(1.09)	(1.64)
Balance Sheet Data:
Total assets	180,114	176,675	183,151	188,736	181,675
Working capital	19,807	21,439	24,400	35,533	33,723
Long-term debt (including current portion)	59,561	61,181	63,037	62,598	48,516
Stockholders' equity	104,146	103,305	109,067	114,746	121,160
Cash dividends declared per common share	0.20	0.40	0.40	0.40	0.40

(1)
Reflects the income from operations of the 308,000 square foot warehouse facility in Manchester, Connecticut that is reported as a discontinued operation in all periods presented. Fiscal 2012 results also include the gain on the sale of the Manchester warehouse which was completed on January 31, 2012.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        The consolidated financial statements of Griffin include the accounts of Griffin's real estate business ("Griffin Land") and Griffin's subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial").

        The notes to Griffin's consolidated financial statements included in Item 8 contain a summary of the significant accounting policies and methods used in the preparation of Griffin's consolidated financial statements. In the opinion of management, because of the relative magnitude of Griffin's real estate assets and inventories, accounting methods and estimates related to those assets are critical to the preparation of Griffin's consolidated financial statements. Generally, Griffin must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America ("U.S. GAAP"). The following are the critical accounting estimates and methods used by Griffin:

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

Summary

        Griffin had net income of approximately $1.0 million in fiscal 2012 as compared to a net loss of approximately $2.5 million in fiscal 2011. The net income in fiscal 2012, as compared to the net loss in fiscal 2011, reflects a decrease in Griffin's loss from continuing operations and an increase in income from Griffin's discontinued operation. Griffin incurred a loss from continuing operations of approximately $0.7 million in fiscal 2012 as compared to a loss from continuing operations of approximately $3.0 million in fiscal 2011. The lower loss from continuing operations in fiscal 2012, as compared to fiscal 2011, principally reflects an operating profit of approximately $2.1 million in fiscal 2012 as compared to an operating loss of approximately $0.2 million in fiscal 2011 along with lower interest expense and higher investment income in fiscal 2012 as compared to fiscal 2011. Partially offsetting the increase in operating profit, lower interest expense and higher investment income was a lower income tax benefit in fiscal 2012 as compared to fiscal 2011.

        The increase of approximately $2.3 million in Griffin's operating results in fiscal 2012 as compared to fiscal 2011 reflects an increase of approximately $1.5 million in operating profit at Griffin Land in fiscal 2012 as compared to fiscal 2011 and a decrease of approximately $1.0 million in Imperial's operating loss in fiscal 2012 as compared to fiscal 2011, partially offset by an increase of approximately $0.2 million in Griffin's general corporate expense in fiscal 2012 as compared to fiscal 2011. The increase in operating profit at Griffin Land in fiscal 2012 was principally due to higher gains from property sales in fiscal 2012 as compared to fiscal 2011. The lower operating loss incurred by Imperial in fiscal 2012 principally reflects higher gross profit in fiscal 2012 as compared to fiscal 2011. The increase in general corporate expense in fiscal 2012 principally reflects higher expense related to Griffin's non-qualified deferred compensation plan. Interest expense decreased approximately $0.6 million in fiscal 2012 as compared to fiscal 2011 due principally to an increase in capitalized interest in fiscal 2012 as compared to fiscal 2011. Investment income increased by approximately $0.4 million in fiscal 2012 as compared to fiscal 2011 due principally to dividend income from Shemin Nurseries Holding Corp. ("SNHC"). The lower income tax benefit in fiscal 2012 as compared to fiscal 2011 principally reflects the lower pretax loss in fiscal 2012 as compared to fiscal 2011.

        On January 31, 2012, Griffin Land closed on the sale of its fully leased 308,000 square foot warehouse building in Manchester, Connecticut for $16.0 million in cash (before transaction expenses), and recorded a gain on sale, before taxes, of approximately $2.9 million. In the 2011 fourth quarter, Griffin Land had given notice to the lessee of the Manchester warehouse that it was exercising the put option under its lease to sell the building to the lessee. Accordingly, under U.S. GAAP, the Manchester warehouse was classified as real estate held for sale on Griffin's consolidated balance sheet as of December 3, 2011 and the results of operations and the gain on the sale of this property are reported as a discontinued operation for all periods presented.

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

        Griffin's consolidated total revenue decreased from approximately $37.2 million in fiscal 2011 to approximately $36.6 million in fiscal 2012. The net decrease of approximately $0.6 million reflects an increase of approximately $1.6 million at Griffin Land, offset by a decrease of approximately $2.2 million at Imperial.

        Total revenue at Griffin Land increased from approximately $22.2 million in fiscal 2011 to approximately $23.7 million in fiscal 2012, reflecting an increase of approximately $1.8 million of revenue from property sales, partially offset by a decrease of approximately $0.2 million in rental revenue. Property sales in fiscal 2012 include the closing in the 2012 third quarter of the sale of approximately 93 acres of undeveloped land in Tradeport to Dollar Tree Distribution, Inc. for cash proceeds (before transaction expenses) of $7.0 million (the "Dollar Tree Sale"). Griffin Land is required, under the terms of the sale, to construct a sewer line to service the land sold. Accordingly, because of Griffin Land's continuing involvement with the land that was sold, the Dollar Tree Sale is being accounted for under the percentage of completion method, whereby the revenue and the gain on sale are recognized as the total costs related to the property sold are incurred. In fiscal 2012, Griffin Land recognized approximately $4.7 million of revenue from the Dollar Tree Sale. The balance of the revenue from the Dollar Tree Sale will be recognized as the costs of construction of the sewer line are incurred, which is expected to be in the first half of fiscal 2013. In addition to the Dollar Tree Sale in fiscal 2012, Griffin Land sold approximately 14 acres of undeveloped land in Windsor, Connecticut for cash proceeds of approximately $1.0 million. Property sales in fiscal 2011 reflected $3.0 million from the sale of approximately 165 acres of undeveloped land in Suffield and Granby, Connecticut and two smaller sales of undeveloped land for a total of $1.0 million. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

        The decrease of approximately $0.2 million in rental revenue at Griffin Land principally reflects: (a) a decrease of approximately $0.6 million of rental revenue in fiscal 2012 as compared to fiscal 2011 from leases that expired and were not renewed; and (b) a decrease of approximately $0.2 million of rental revenue in fiscal 2012 as compared to fiscal 2011 from lower billings for common area maintenance charges to tenants; partially offset by (c) an increase of approximately $0.5 million of rental revenue from space under lease in fiscal 2012 that was vacant in fiscal 2011; and (d) an increase of approximately $0.1 million of rental revenue related to agreements with tenants to terminate leases earlier than scheduled.

        A summary of the square footage of Griffin Land's real estate portfolio, excluding the 308,000 square foot warehouse in Manchester, Connecticut that was sold in the 2012 first quarter and is accounted for as a discontinued operation in Griffin's consolidated statements of operations for all periods presented, is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of December 3, 2011	2,232,000	1,736,000	78%
As of December 1, 2012	2,460,000	1,822,000	74%

        The increase in total square footage of Griffin Land's real estate portfolio in fiscal 2012 reflects the construction, on speculation, of a new 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania. Although there has been interest by prospective tenants for this new facility, there currently are no lease agreements in place. Excluding the recently constructed new industrial building in the Lehigh Valley, Griffin Land's percentage of space leased as of December 1, 2012 would be 82%. The increase in square footage leased in fiscal 2012 reflects several new leases aggregating approximately 183,000 square feet entered into during fiscal 2012, partially offset by leases aggregating approximately 98,000 square feet that expired and were not renewed or terminated early. Approximately 151,000 square feet of the new leasing in fiscal 2012 was industrial space, including a new three-year full building lease for approximately 127,000 square feet of industrial space in one of Griffin Land's New England Tradeport buildings. In connection with the new full building lease, Griffin Land entered into a lease termination agreement with an existing tenant that had leased approximately 42,000 square feet in that building, but had previously vacated its space and was seeking to sublease. In fiscal 2012, Griffin Land also renewed and extended several leases aggregating approximately 157,000 square feet, approximately 56% of which is industrial space, with the balance being office/flex space. Also, in fiscal 2012, Griffin Land received notice that a tenant was exercising an option to terminate its lease for approximately 19,000 square feet in one of Griffin Land's flex buildings in Griffin Center South on August 31, 2013, one year earlier than the scheduled lease expiration. In fiscal 2012, there was an increase in requests for proposals by prospective tenants as compared to the two previous fiscal years. This increase in market activity has resulted in the leasing of some of Griffin Land's vacant space as described above. There is no guarantee that this increase in market activity in fiscal 2012 will continue or that it will result in any additional new leasing by Griffin Land. Subsequent to the end of fiscal 2012, Griffin Land entered into two leases aggregating approximately 36,000 square feet of previously vacant office space and a lease for approximately 24,000 square feet of previously vacant industrial space.

        Imperial's landscape nursery business is highly seasonal, with spring sales included in its second quarter (March through May) historically the majority of Imperial's annual sales. Net sales and other revenue at Imperial decreased from approximately $15.0 million in fiscal 2011 to approximately $12.8 million in fiscal 2012. The decrease in net sales in fiscal 2012, as compared to fiscal 2011, reflects an approximately 16% decline in unit sales volume resulting in a decrease of approximately $2.7 million in net sales. The decrease in unit sales volume was partly due to Imperial having fewer units available for sale in fiscal 2012 than fiscal 2011, which is attributed to: (i) production plan changes made over the past three years to bring Imperial's inventory more in line with expected demand; (ii) changes to Imperial's product mix to include more color items with longer bloom time; and (iii) units lost in an early season winter storm in the fourth quarter of fiscal 2011 that were expected to be available for sale in fiscal 2012. The lower sales volume was also due to a weak market, especially in the latter part of the year, as fall season sales were below expectations and less than previous years. Partially offsetting the effect of the lower unit sales volume in fiscal 2012 was approximately $0.5 million from improved pricing in fiscal 2012 as compared to fiscal 2011. The improved pricing reflects Imperial's more balanced inventory on hand in fiscal 2012 as compared to prior years, thus avoiding the need to discount heavily certain items in order to liquidate excess inventories. In addition, in fiscal 2012 there was an increase in the percentage of Imperial's sales to its independent retail garden center customer segment, which generally is at higher prices than sales of comparable product to Imperial's other customer segments. Sales to the independent retail garden center customer segment accounted for approximately 67% of Imperial's total net sales in fiscal 2012, as compared to approximately 60% in fiscal 2011.

        Griffin's consolidated operating profit, including general corporate expense, was approximately $2.1 million in fiscal 2012 as compared to a consolidated operating loss, including general corporate expense, of approximately $0.2 million in fiscal 2011. Operating profit at Griffin Land increased from approximately $6.5 million in fiscal 2011 to approximately $8.1 million in fiscal 2012. Imperial's operating loss decreased from approximately $2.7 million in fiscal 2011 to approximately $1.7 million in fiscal 2012. Griffin's general corporate expense increased from approximately $4.1 million in fiscal 2011 to approximately $4.3 million in fiscal 2012.

        Operating profit at Griffin Land in fiscal 2012 and 2011 was as follows:

	Fiscal 2012	Fiscal 2011
	(amounts in thousands)
Rental revenue	$17,989	$18,183
Costs related to rental revenue excluding depreciation and amortization expense (a)	(6,385)	(6,911)

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	11,604	11,272

Revenue from property sales	5,759	4,000
Costs related to property sales	(989)	(458)

Gain from property sales	4,770	3,542

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	16,374	14,814
General and administrative expenses excluding depreciation and amortization expense (a)	(2,531)	(2,596)

Profit before depreciation and amortization expense (a)	13,843	12,218
Depreciation and amortization expense related to costs of rental revenue	(5,737)	(5,652)
Depreciation and amortization expense—other	(15)	(18)

Operating profit	$8,091	$6,548

(a)
The costs related to rental revenue excluding depreciation and amortization expense; profit from leasing activities before general and administrative expenses and before depreciation and amortization expense; profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense; general and administrative expenses excluding depreciation and amortization expense; and profit before depreciation and amortization expense are disclosures not in conformity with U.S. GAAP. They are presented because Griffin believes they are useful financial indicators for measuring the results of its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America. The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin's consolidated statement of operations.

        Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.3 million in fiscal 2012 as compared to fiscal 2011, due principally to a decrease of approximately $0.5 million of costs related to rental revenue excluding depreciation and amortization expense, partially offset by the approximately $0.2 million decrease in rental revenue. The decrease in costs related to rental revenue excluding depreciation and amortization expense principally reflects lower snow removal expenses incurred during the winter months in the early part of fiscal 2012 due to relatively mild winter weather as compared to the more severe winter weather in fiscal 2011.

        Griffin Land's gain from property sales in fiscal 2012 includes approximately $3.9 million from the Dollar Tree Sale that is being accounted for under the percentage of completion method. Griffin Land expects the total gain on the Dollar Tree Sale to be approximately $5.9 million after all revenue is reported and all costs are incurred. Griffin Land's gain from property sales in fiscal 2012 also included approximately $0.7 million from the sale of approximately 14 acres of undeveloped land in Windsor, Connecticut and approximately $0.1 million from the recognition as current period revenue of a deposit from a homebuilder that was expected to be applied to future sales of residential lots under an option agreement with that homebuilder. The homebuilder did not complete the scheduled purchases of residential lots in the 2012 fourth quarter, so the option agreement was terminated and the deposit was forfeited as per the terms of the agreement.

        Griffin Land's general and administrative expenses decreased by approximately $0.1 million in fiscal 2012 as compared to fiscal 2011 due principally to lower real estate tax expense on Griffin Land's undeveloped land. Depreciation and amortization expense at Griffin Land increased by approximately $0.1 million in fiscal 2012 as compared to fiscal 2011, due principally to depreciation expense on the new industrial building constructed in fiscal 2012 and placed in service at the start of the 2012 fourth quarter.

        Imperial's operating losses in fiscal 2012 and 2011 were as follows:

	Fiscal 2012	Fiscal 2011
	(amounts in thousands)
Net sales and other revenue	$12,843	$15,010
Cost of goods sold	11,416	14,685

Gross profit	1,427	325
Selling, general and administrative expenses	(3,140)	(3,581)
Gain on insurance recoveries	—	571

Operating loss	$(1,713)	$(2,685)

        The decrease of approximately $1.0 million in Imperial's operating loss in fiscal 2012 as compared to fiscal 2011 reflects an increase of approximately $1.1 million in gross profit and a decrease of approximately $0.4 million in selling, general and administrative expenses, partially offset by the inclusion in fiscal 2011 of an approximately $0.6 million gain on insurance recoveries. The increase in gross profit principally reflects: (a) approximately $0.5 million from improved pricing in fiscal 2012; (b) approximately $0.8 million due to lower charges for unsaleable inventories included in cost of goods sold in fiscal 2012 than in fiscal 2011; and (c) inclusion in fiscal 2011 of an approximately $0.2 million charge for retrospective workers compensation costs related to Imperial's Florida farm, which had been shut down; partially offset by (d) an approximately $0.2 million decrease in gross profit due to lower sales volume in fiscal 2012; and (e) a decrease of approximately $0.2 million due to higher costs in fiscal 2012 as compared to fiscal 2011. Imperial's net sales and other revenue in both fiscal 2012 and fiscal 2011 include approximately $0.5 million of rental revenue from its Florida farm and approximately $0.2 million of revenue from royalties. Imperial's cost of goods sold in both fiscal 2012 and 2011 includes approximately $0.3 million related to the rental revenue from the Florida farm. Excluding the effect of the royalties and rental revenue and related costs, Imperial's non-U.S. GAAP gross margin on sales increased from less than 1% in fiscal 2011 to 9.0% in fiscal 2012. The increase in gross margin principally reflects the lower charges for unsaleable inventories and the improved pricing in fiscal 2012 as compared to fiscal 2011. Gross margin excluding the effects of royalty revenue and rental revenue and expenses of Imperial's Florida farm is presented because Griffin believes it assists investors in assessing Imperial's performance in its core business of growing and selling containerized plants. On a U.S. GAAP basis, Imperial's gross margin on net sales and other revenue increased from 2.2% in fiscal 2011 to 11.1% in fiscal 2012.

        The decrease of approximately $0.4 million in Imperial's selling, general and administrative expenses in fiscal 2012, as compared to fiscal 2011, principally reflects a decrease of approximately $0.1 million of severance expenses, a decrease of $0.1 million in selling expenses, principally due to lower commissions reflecting the lower sales in fiscal 2012, and a decrease of approximately $0.1 million in payroll expense in fiscal 2012 as compared to fiscal 2011. Despite the decrease in selling, general and administrative expenses in fiscal 2012 as compared to fiscal 2011, the effect of the lower sales in fiscal 2012 as compared to fiscal 2011 resulted in Imperial's selling, general and administrative expenses increasing from 23.9% of net sales and other revenue in fiscal 2011 to 24.4% of net sales and other revenue in fiscal 2012.

        Griffin's general corporate expense increased from approximately $4.1 million in fiscal 2011 to approximately $4.3 million in fiscal 2012, principally due to an increase of approximately $0.1 million in expense for Griffin's non-qualified deferred compensation plan and an increase of approximately $0.1 million, in aggregate, of all other general corporate expenses. The higher expense of the non-qualified deferred compensation plan reflects higher general stock market performance in fiscal 2012 as compared to fiscal 2011, which is reflected in the value of participants' balances.

        Griffin's consolidated interest expense decreased from approximately $4.2 million in fiscal 2011 to approximately $3.5 million in fiscal 2012. The decrease in interest expense of approximately $0.7 million principally reflects approximately $0.6 million of interest that was capitalized in fiscal 2012 as compared to approximately $0.1 million of capitalized interest in fiscal 2011. The increase in capitalized interest principally reflects the interest capitalized on the 228,000 square foot industrial building in the Lehigh Valley that was under construction during most of the year in fiscal 2012. In addition, interest expense decreased by approximately $0.2 million due to the lower average debt outstanding in fiscal 2012 as compared to fiscal 2011. Griffin's average outstanding debt in fiscal 2012 was approximately $60.3 million, as compared to $62.2 million in fiscal 2011, principally reflecting principal payments made on Griffin's nonrecourse mortgages.

        Griffin's investment income increased from approximately $0.2 million in fiscal 2011 to approximately $0.6 million in fiscal 2012. The increase in investment income principally reflects dividend income of approximately $0.4 million from Shemin Nurseries Holding Corp. ("SNHC"). Griffin received total cash of approximately $0.7 million from SNHC in the 2012 first quarter, of which approximately $0.4 million was reported as dividend income with the balance recognized as a return of capital from SNHC. Griffin did not receive any distributions from SNHC in fiscal 2011. On January 18, 2013, Griffin sold its investment in SNHC for initial cash proceeds of approximately $3.2 million. Griffin may receive some additional cash proceeds from the sale of its investment in SNHC as a result of certain post-closing purchase price adjustments based on the amount of working capital of SNHC as of the closing date.

        Griffin's effective tax rate was 14.2% for fiscal 2012, as compared to 28.3% for fiscal 2011. The lower effective tax rate in fiscal 2012 as compared to fiscal 2011 reflects the effect of state income taxes, including the adjustment of certain state deferred tax assets as a result of changes in the apportionment rates of Griffin's taxable income to the different jurisdictions in which Griffin operates.

Fiscal 2011 Compared to Fiscal 2010

        Griffin's consolidated total revenue increased from approximately $34.0 million in fiscal 2010 to approximately $37.2 million in fiscal 2011. The net increase of approximately $3.2 million reflected an increase of approximately $4.3 million in revenue at Griffin Land, partially offset by a decrease of approximately $1.1 million in revenue at Imperial.

        Total revenue at Griffin Land increased from approximately $17.9 million in fiscal 2010 to $22.2 million in fiscal 2011. The increase of approximately $4.3 million reflected an increase in revenue from property sales of $3.5 million and a net increase in rental revenue of approximately $0.8 million.

The net increase in rental revenue reflected: (a) approximately $1.1 million of rental revenue in fiscal 2011 from space that was vacant for the entirety of fiscal 2010 or for a portion of fiscal 2010; (b) approximately $0.3 million of other revenue, including $0.1 million in connection with an agreement to terminate early a tenant's lease of approximately 10,000 square feet of industrial space; partially offset by (c) an approximately $0.6 million reduction in rental revenue as a result of leases that expired and were not renewed. The approximately 10,000 square feet of industrial space that was vacated in connection with the lease being terminated early was leased to a new tenant immediately upon the termination of the existing lease.

        A summary of the square footage of Griffin Land's real estate portfolio, excluding the 308,000 square foot warehouse in Manchester, Connecticut that was sold in the 2012 first quarter and is accounted for as a discontinued operation for all periods presented, is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of November 27, 2010	2,232,000	1,721,000	77%
As of December 3, 2011	2,232,000	1,736,000	78%

        The slight increase in square footage leased as of December 3, 2011 as compared to November 27, 2010 reflects two new leases that were completed in fiscal 2011 for a total of approximately 29,000 square feet of previously vacant office/flex space, partially offset by a reduction of approximately 14,000 square feet of office/flex space from tenants that reduced their spaces as leases expired. One such tenant reduced its space in connection with a lease extension while another tenant reduced its space when the lease terminated, but that tenant remained on a month-to-month basis. In fiscal 2011, Griffin Land renewed several leases of industrial space aggregating approximately 207,000 square feet and three leases of office/flex space aggregating approximately 46,000 square feet. All of the leases that were renewed were scheduled to expire in fiscal 2011, except for leases of approximately 23,000 square feet of industrial space and approximately 9,000 square feet of office/flex space that were scheduled to expire in fiscal 2012. Market activity for industrial and office/flex space was slow during the three years that preceded fiscal 2011, but in the early part of fiscal 2011, Griffin Land had an increase in market activity, as evidenced by an increase in requests for proposals, particularly for office/flex space, from prospective tenants. The momentum from the increased market activity early in fiscal 2011 did not continue into the latter part of the year and, therefore, did not result in a substantial amount of new leasing.

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

        Imperial's landscape nursery business is highly seasonal, with spring sales included in its second quarter (March through May) historically comprising the majority of Imperial's annual sales. Net sales and other revenue at Imperial decreased from approximately $16.1 million in fiscal 2010 to approximately $15.0 million in fiscal 2011. The lower net sales in fiscal 2011 as compared to fiscal 2010 principally reflected a change in the product mix available for sale in fiscal 2011 as compared to fiscal 2010 and a 2% decrease in unit sales volume in fiscal 2011 as compared to fiscal 2010. When factoring in the size of units sold, the decrease in sales volume from fiscal 2010 to fiscal 2011 was 12%. The change in product mix available for sale in fiscal 2011 reflected an increase in smaller size plants that have longer bloom times and provide more color, such as perennials, and a decrease in larger size plants, particularly rhododendron. The reduction in sales of larger size plants reflected planned reductions in production of these products over the two previous years, which due to the longer growing cycles of the larger plants, first affected the quantity of plants available for sale in fiscal 2011. Smaller size plants generally have lower selling prices, which contributed to the decrease in net sales from fiscal 2010 to fiscal 2011. The changes in product mix were made to bring Imperial's inventory level and plant varieties offered for sale more in line with expected demand, particularly for the independent retail garden center customer segment, which generally has more favorable gross margins on sales as compared to sales made to other customer segments. Net sales to Imperial's independent retail garden center customer segment increased from 53.6% in fiscal 2010 to 60.0% in fiscal 2011. Partially offsetting the decrease in net sales and other revenue from lower volume and the product mix shift to smaller size plants was improved pricing. Discount levels were reduced in fiscal 2011 as compared to fiscal 2010 mostly due to there being a better match of Imperial's inventory with demand, which reduced the need to discount heavily certain items.

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

        Operating profit at Griffin Land in fiscal 2011 and fiscal 2010 was as follows:

	Fiscal 2011	Fiscal 2010
	(amounts in thousands)
Rental revenue	$18,183	$17,438
Costs related to rental revenue excluding depreciation and amortization expense (a)	(6,911)	(6,296)

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	11,272	11,142

Revenue from property sales	4,000	466
Costs related to property sales	(458)	(209)

Gain from property sales	3,542	257

Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	14,814	11,399

General and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses (a)	(2,596)	(2,526)
Acquisition expenses	—	(301)

Total general and administrative expenses excluding depreciation and amortization expense (a)	(2,596)	(2,827)

Profit before depreciation and amortization expense (a)	12,218	8,572
Depreciation and amortization expense related to costs of rental revenue	(5,652)	(5,808)
Depreciation and amortization expense—other	(18)	(24)

Operating profit	$6,548	$2,740

(a)
The costs related to rental revenue excluding depreciation and amortization expense; profit from leasing activities before general and administrative expenses and before depreciation and amortization expense; profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense; general and administrative expenses excluding depreciation and amortization expense and excluding acquisition expenses; total general and administrative expenses excluding depreciation and amortization expense; and profit before depreciation and amortization expense are disclosures not in conformity with U.S. GAAP. They are presented because Griffin believes they are useful financial indicators for measuring results of its real estate business segment. However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with accounting principles generally accepted in the United States of America. The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin's consolidated statement of operations.

        Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased from approximately $11.1 million in fiscal 2010 to approximately

$11.3 million in fiscal 2011. The net increase of approximately $0.8 million in rental revenue was substantially offset by a net increase of approximately $0.6 million in costs related to rental revenue excluding depreciation and amortization expense. The increase in costs related to rental revenue excluding depreciation and amortization expenses reflected an increase of approximately $0.4 million in building operating expenses, due principally to higher snow removal expenses, and an increase of approximately $0.2 million in real estate taxes. Griffin Land's general and administrative expenses excluding depreciation and amortization expense were approximately $0.2 million lower in fiscal 2011 as compared to fiscal 2010. Fiscal 2010 included approximately $0.3 million of acquisition expenses that were not incurred in fiscal 2011. Partially offsetting the change in acquisition expenses was an increase in general and administrative expenses of approximately $0.1 million in fiscal 2011. Depreciation and amortization expense at Griffin Land decreased slightly in fiscal 2011 as compared to fiscal 2010, due principally to certain tenant improvements becoming fully depreciated in fiscal 2011.

        Imperial's operating losses in fiscal 2011 and 2010 were as follows:

	Fiscal 2011	Fiscal 2010
	(amounts in thousands)
Net sales and other revenue	$15,010	$16,083
Cost of goods sold	(14,685)	(15,430)

Gross profit	325	653
Selling, general and administrative expenses	(3,581)	(3,414)
Gain on insurance recoveries	571	—

Operating loss	$(2,685)	$(2,761)

        The slightly lower operating loss at Imperial in fiscal 2011 as compared to fiscal 2010 principally reflected the gain on insurance recoveries of approximately $0.6 million in fiscal 2011, substantially offset by an approximately $0.3 million decrease in gross profit and an approximately $0.2 million increase in selling, general and administrative expenses. The decrease in gross profit reflected: (a) an approximately $0.2 million increase in fiscal 2011 of charges for plant losses and to increase reserves for unsaleable inventories as compared to such charges in fiscal 2010; and (b) a decrease of approximately $0.2 million principally from lower sales volume and lower gross margins on sales from Imperial's Connecticut farm.

        Cost of goods sold in fiscal 2011 included a charge of $1.4 million, as compared to a charge of $1.0 million in fiscal 2010. The charge of $1.4 million in fiscal 2011 included: (a) approximately $0.5 million to increase inventory reserves for plant disease issues, mostly due to boxwood plants that became infected with boxwood blight, a fungal disease, in the fiscal 2011 fourth quarter; (b) approximately $0.4 million for plant disposals in excess of expected amounts and to increase inventory reserves for plants that will be sold below cost as seconds; (c) $0.3 million from plants lost due to the collapse, from snow load during the 2011 first quarter, of some of Imperial's hoop houses in which the plants were stored; and (d) $0.2 million for worker's compensation charges from prior year policies related to the Florida farm. Included in the charge to increase inventory reserves for the diseased boxwood plants is approximately $0.3 million to reserve for Imperial's entire crop of field grown boxwood starter plants that would have been transplanted into containers to complete their growth to saleable size. The loss of Imperial's boxwood field grown starter plants has hampered Imperial's ability to continue to have boxwood plants available for sales over the next few years in the quantities Imperial was expecting. The inventory charge in fiscal 2010 was for plant losses that resulted from changes in plant fertilization methods made in that year. However, the extremely hot and dry weather during the 2010 summer combined with the additional fertilizer negatively affected certain plant varieties. Imperial's net sales and other revenue in both fiscal 2011 and fiscal 2010 included rental revenue from its Florida farm of approximately $0.5 million in each year and approximately

$0.1 million of royalty revenue. Imperial's cost of goods sold in both fiscal 2011 and fiscal 2010 included approximately $0.3 million and approximately $0.4 million, respectively, of costs related to rental revenue from its Florida farm. Excluding the effect of the royalties and the rental revenue and related costs, Imperial's non-U.S. GAAP gross margin on sales decreased from 2.8% in fiscal 2010 to less than 1% in fiscal 2011. The lower gross margins on sales reflected higher costs, including charges for unsaleable inventories, higher plant costs and higher shipping costs, partially offset by improved pricing. Gross margin excluding the effects of royalty revenue and rental revenue and expenses of Imperial's Florida farm is presented because Griffin believes it assists investors in assessing Imperial's performance in its core business of growing and selling containerized plants. On a U.S. GAAP basis, Imperial's gross margin on net sales and other revenue decreased from 4.1% in fiscal 2010 to 2.2% in fiscal 2011.

        Imperial's selling, general and administrative expenses increased from approximately $3.4 million in fiscal 2010 to approximately $3.6 million in fiscal 2011. The increase of approximately $0.2 million principally reflected an increase of $0.1 million in severance costs related to a reduction in personnel at the end of fiscal 2011 and a net increase of $0.1 million in all other selling, general and administrative expenses.

        Griffin's general corporate expense increased from approximately $4.0 million in fiscal 2010 to approximately $4.1 million in fiscal 2011, principally due to increases of approximately $0.1 million in salary expense and $0.1 million in stock option expense, partially offset by a decrease of approximately $0.1 million in expense for Griffin's non-qualified deferred compensation plan. The increase in stock option expense principally reflected the expense associated with stock options granted in the 2011 first quarter. The lower expense of the non-qualified deferred compensation plan reflected lower general stock market performance in fiscal 2011 as compared to fiscal 2010, which is reflected in the value of participants' balances.

        Griffin's consolidated interest expense decreased from approximately $4.5 million in fiscal 2010 to approximately $4.2 million in fiscal 2011. The lower interest expense reflected Griffin's average outstanding debt being approximately $62.2 million in fiscal 2011 as compared to approximately $65.1 million in fiscal 2010. The lower average debt principally reflected there not being any borrowings outstanding under Griffin's revolving line of credit in fiscal 2011 as compared to $2.5 million of borrowings outstanding under Griffin's revolving line of credit during most of fiscal 2010, and lower balances on Griffin Land's nonrecourse mortgages in fiscal 2011 as compared to fiscal 2010, reflecting the payment of mortgage principal since the end of fiscal 2010.

        Griffin's investment income decreased from approximately $0.3 million in fiscal 2010 to approximately $0.2 million in fiscal 2011 due principally to lower dividend income from Centaur Media in fiscal 2011. The lower dividend income from Centaur Media reflected a change in the timing of dividends by Centaur Media.

        Griffin's effective income tax benefit rate was 28.3% in fiscal 2011 as compared to 38.6% in fiscal 2010. The lower effective income tax benefit rate in fiscal 2011 principally reflected the effect of a preference tax of approximately $0.1 million payable to the state of Connecticut and approximately $0.3 million from a change in management's judgment that lowered expected tax benefits to be realized in future years.

        As of December 3, 2011, Griffin had a federal net operating loss carryforward of approximately $8.4 million. Griffin believed that it was more likely than not that its federal net operating loss carryforward would be realized, therefore, the related deferred tax asset was considered more likely than not to be realized and a valuation allowance was not required. Griffin recorded a valuation allowance for a portion of its deferred tax assets related to certain state net operating losses to reduce such deferred tax assets to the amount considered more likely than not to be realized. Griffin holds a significant amount of appreciated assets, which could be used in tax planning strategies to realize the benefit of its net operating loss carryforwards before they expire.

Off Balance Sheet Arrangements

        Griffin does not have any off balance sheet arrangements.

Liquidity and Capital Resources

        In fiscal 2012, Griffin's net cash provided by operating activities was approximately $1.9 million as compared to approximately $1.4 million in fiscal 2011. The increase in net cash provided by operating activities in fiscal 2012, as compared to fiscal 2011, reflects the decrease in Griffin's loss from continuing operations in fiscal 2012 as compared to fiscal 2011, a decrease in other current assets of approximately $1.4 million in fiscal 2012 as compared to an increase in other current assets of $0.7 million in fiscal 2011, partially offset by an increase of $0.9 million in Imperial's inventories in fiscal 2012 as compared to a $0.6 million decrease in Imperial's inventories in fiscal 2011. The increase in inventories at Imperial in fiscal 2012 as compared to the decrease in fiscal 2011 principally reflects the decrease in sales at Imperial in fiscal 2012 as compared to fiscal 2011. In addition, inventory purchases by Imperial in fiscal 2012 were higher as compared to fiscal 2011 principally due to purchases of product related to the change in Imperial's product mix and product purchased to replace some of the inventory disposed in past years.

        Net cash provided by investing activities was approximately $3.0 million in fiscal 2012 as compared to approximately $0.8 million in fiscal 2011. The increase in net cash provided by investing activities in fiscal 2012 as compared to fiscal 2011 principally reflects proceeds of approximately $23.4 million from property sales, which includes approximately $15.5 million from the sale of the Manchester, Connecticut warehouse that was completed in the 2012 first quarter and approximately $6.9 million from the Dollar Tree Sale. The proceeds from the Dollar Tree Sale were placed in escrow to acquire a replacement property as part of a Section 1031 like-kind exchange for income tax purposes. The purchase of a replacement property was completed subsequent to the end of fiscal 2012. Partially offsetting the proceeds from property sales was cash of approximately $13.2 million expended for additions to Griffin Land's real estate assets, mostly for the construction, on speculation, of a 228,000 square foot industrial building on a portion of the previously undeveloped Lehigh Valley land that was acquired in 2010. Site work and work on required offsite improvements started in the fiscal 2011 fourth quarter and building construction started in the fiscal 2012 first quarter. The cash expended in fiscal 2012 also went toward the site work and required offsite improvements for a second industrial building on the Lehigh Valley land. Also in fiscal 2012, Griffin received cash of approximately $0.7 million from SNHC, approximately $0.4 million of which was reflected as dividend income and included in operating activities with the remaining approximately $0.3 million reflected as a return of capital and included in investing activities.

        Net cash used in financing activities was approximately $2.2 million in fiscal 2012 as compared to approximately $4.0 million in fiscal 2011. The net cash used in financing activities in fiscal 2012 reflects approximately $1.7 million for payments of principal on Griffin Land's nonrecourse mortgages, the payment of approximately $0.5 million for the fiscal 2011 fourth quarter dividend on Griffin's common stock that was paid in the fiscal 2012 first quarter and approximately $0.1 million for costs related to the refinancing of the nonrecourse mortgage on Griffin Land's two multi-story office buildings that was due on January 1, 2013 (see below). Partially offsetting the cash used for repayment of principal on Griffin Land's nonrecourse mortgages and cash used for the dividend payment was cash of approximately $0.1 million received from the exercise of stock options. Net cash used in financing activities in fiscal 2011 included cash of approximately $2.1 million used for the payment of dividends, approximately $1.9 million for the repayment of principal on Griffin Land's nonrecourse mortgages and approximately $0.3 million for debt issuance costs related to Griffin's revolving credit agreement, partially offset by cash of approximately $0.2 million received from the exercise of stock options.

        In fiscal 2012, Griffin maintained a $12.5 million revolving credit line (the "Credit Line") with Doral Bank. The Credit Line expires on May 1, 2013, but there is a company option for a one year extension. Interest on borrowings under the Credit Line is at the higher of prime plus 1.5% or 5.875%. The Credit Line is collateralized by Griffin Land's buildings in Griffin Center South aggregating approximately 235,000 square feet and a 48,000 square foot single-story office building in Griffin Center. There were no borrowings under the Credit Line in fiscal 2012.

        On June 15, 2012, Griffin and two of its wholly-owned subsidiaries entered into the Third Modification Agreement (the "Modification Agreement") to the mortgage loan originally due January 1, 2013 with Webster Bank (the "Webster Mortgage"). The Modification Agreement extended the maturity of the Webster Mortgage to October 2, 2017. In accordance with the Modification Agreement, the interest rate under the Webster Mortgage, which was fixed at 6.08%, changed, effective October 1, 2012, to a floating rate of the one month LIBOR plus 2.75%. In anticipation of entering into the Modification Agreement, on June 7, 2012, Griffin entered into an interest rate swap agreement with Webster Bank to effectively fix the interest rate on the Webster Mortgage at 3.86% from October 1, 2012 through the maturity of the Webster Mortgage. Pursuant to the Modification Agreement, beginning on October 1, 2012, principal payments on the Webster Mortgage are based on a twenty-five year amortization schedule. The Webster Mortgage is collateralized by Griffin Land's two multi-story office buildings in Windsor, Connecticut. The Modification Agreement did not alter the collateral for the Webster Mortgage.

        At the end of fiscal 2011, Griffin's Board of Directors decided that beginning in fiscal 2012, rather than continuing to pay a quarterly dividend, Griffin will consider the payment of an annual dividend at the end of its fiscal year. This change permits the Board to evaluate better both Griffin's prior full year results and its cash needs for the succeeding year when determining whether to pay an annual dividend. In the fiscal 2012 fourth quarter, Griffin's Board declared an annual dividend of $0.20 per share on Griffin's outstanding common stock, and payment of the 2012 annual dividend of approximately $1.0 million was made subsequent to the end of fiscal 2012.

        On December 28, 2012, Griffin Land closed on the purchase of approximately 49 acres of undeveloped land in the Lehigh Valley of Pennsylvania for approximately $7.1 million in cash using the proceeds from the Dollar Tree Sale that were placed in escrow when that transaction was closed. The land acquired is expected to support the development of two industrial buildings totaling at least 500,000 square feet. As the closing was completed prior to Griffin Land obtaining approvals for the expected development of this land, Griffin Land received certain recission rights from the seller whereby if the approvals for development are not obtained or the seller does not complete certain post closing obligations, the seller would re-purchase the land from Griffin Land.

        On January 18, 2013, Griffin sold its investment in SNHC for initial cash proceeds of approximately $3.2 million. Some additional cash proceeds on this sale may be received as a result of certain post-closing purchase price adjustments based on the amount of working capital of SNHC as of the closing date. Also, on January 30, 2013, Griffin sold 1,000,000 shares of its Centaur Media common stock for proceeds of approximately $0.9 million.

        Griffin's payments (including principal and interest) under contractual obligations as of December 1, 2012 are as follows:

	Total	Due Within One Year	Due From 1 - 3 Years	Due From 3 - 5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$75.3	$5.4	$27.9	$19.5	$22.5
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	—	0.1	—	—
Operating Lease Obligations	0.7	0.2	0.4	0.1	—
Purchase Obligations (1)	3.0	3.0	—	—	—
Other (2)	3.1	—	—	—	3.1

	$82.2	$8.6	$28.4	$19.6	$25.6

(1)
Includes obligations for the development of Griffin Land's properties and the purchase of plants and raw materials by Imperial.

(2)
Includes Griffin's deferred compensation plan and other postretirement benefit liabilities.

        In the near-term, Griffin plans to continue to invest in its real estate business, including expenditures to build out interiors of its buildings as new leases are signed, the construction of buildings on its undeveloped land, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of other properties outside of the Hartford, Connecticut market. Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of Griffin Land's currently vacant space is leased.

        As of December 1, 2012, Griffin had cash and cash equivalents of approximately $10.2 million. Management believes that its cash and cash equivalents and borrowing capacity under the Credit Line will be sufficient to meet Griffin's seasonal working capital requirements, the continued investment in Griffin's real estate assets and the payment of future dividends on its common stock, when and if declared by the Board of Directors. Griffin may also continue to seek other nonrecourse mortgage placements on its properties. Griffin Land's real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet that are not mortgaged, and the recently completed 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania that also is not mortgaged. Griffin also expects to continue to seek to purchase additional properties and/or undeveloped land parcels to expand the industrial/warehouse portion of its real estate business principally in the northeast and mid-Atlantic areas. Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

Forward-Looking Information

        The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of currently vacant space, construction and leasing of additional facilities in the real estate business, obtaining approvals for development of the recently acquired land in Pennsylvania, the ability to obtain additional mortgage financing and Griffin's anticipated future liquidity. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

        For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of December 1, 2012, Griffin had a total of approximately $26.2 million of variable rate debt outstanding, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rate on that debt. There were no other variable rate borrowings outstanding as of December 1, 2012.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin's cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.

        Griffin does not have foreign currency exposure in operations. However, Griffin does have an investment in a public company, Centaur Media plc, based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates involving the UK pound sterling. A 10% decrease in the foreign currency exchange rate at December 1, 2012 would have resulted in an approximately $0.4 million reduction of the fair value of that investment.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Dec. 1, 2012	Dec. 3, 2011
ASSETS
Current Assets
Cash and cash equivalents	$10,181	$7,431
Accounts receivable, less allowance of $128 and $131	1,846	1,717
Inventories, net	14,206	13,695
Deferred income taxes	525	614
Other current assets	3,564	4,932

Total current assets	30,322	28,389
Real estate assets, net	123,927	116,295
Proceeds held in escrow	6,934	—
Available for sale securities—Investment in Centaur Media plc	4,226	3,005
Deferred income taxes	2,222	3,045
Property and equipment, net	2,125	2,248
Real estate held for sale, net	1,186	12,989
Other assets	9,172	10,704

Total assets	$180,114	$176,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,869	$1,700
Accounts payable and accrued liabilities	4,904	3,954
Deferred revenue	3,742	1,296

Total current liabilities	10,515	6,950
Long-term debt	57,692	59,481
Other noncurrent liabilities	7,761	6,939

Total liabilities	75,968	73,370

Commitments and Contingencies (Note 18)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,527,911 and 5,521,170 shares issued, respectively, and 5,139,590 and 5,134,204 shares outstanding, respectively	55	55
Additional paid-in capital	107,056	106,370
Retained earnings	11,222	11,284
Accumulated other comprehensive loss, net of tax	(721)	(978)
Treasury stock, at cost, 388,321 and 386,966 shares, respectively	(13,466)	(13,426)

Total stockholders' equity	104,146	103,305

Total liabilities and stockholders' equity	$180,114	$176,675

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Rental revenue and property sales	$23,748	$22,183	$17,904
Landscape nursery net sales and other revenue	12,843	15,010	16,083

Total revenue	36,591	37,193	33,987

Costs related to rental revenue and property sales	13,111	13,021	12,313
Costs of landscape nursery sales and other revenue	11,416	14,685	15,430

Total costs of goods sold and costs related to rental revenue and property sales	24,527	27,706	27,743

Gross profit	12,064	9,487	6,244
Selling, general and administrative expenses	9,938	10,283	10,263
Gain on insurance recoveries	—	(571)	—

Operating profit (loss)	2,126	(225)	(4,019)
Interest expense	(3,533)	(4,167)	(4,456)
Investment income	613	210	302

Loss before income tax benefit	(794)	(4,182)	(8,173)
Income tax benefit	113	1,185	3,158

Loss from continuing operations	(681)	(2,997)	(5,015)

Discontinued operation, net of tax:
Income from operations, net of tax	117	523	528
Gain on sale of warehouse, net of tax	1,530	—	—

Total discontinued operation, net of tax	1,647	523	528

Net income (loss)	$966	$(2,474)	$(4,487)

Basic net income (loss) per common share:
Loss from continuing operations	$(0.13)	$(0.58)	$(0.98)
Income from discontinued operation	0.32	0.10	0.10

Basic net income (loss) per common share	$0.19	$(0.48)	$(0.88)

Diluted net income (loss) per common share:
Loss from continuing operations	$(0.13)	$(0.58)	$(0.98)
Income from discontinued operation	0.32	0.10	0.10

Diluted net income (loss) per common share	$0.19	$(0.48)	$(0.88)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Net income (loss)	$966	$(2,474)	$(4,487)
Other comprehensive income (loss), net of tax:
Increase (decrease) in fair value of Centaur Media plc	794	(1,362)	341
Unrealized loss on cash flow hedges	(489)	(588)	(448)
Net actuarial (loss) gain and prior service cost for other postretirement benefits	(48)	(35)	188

Total other comprehensive income (loss), net of tax	257	(1,985)	81

Total comprehensive income (loss)	$1,223	$(4,459)	$(4,406)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Fiscal Years Ended December 1, 2012, December 3, 2011 and November 27, 2010

(dollars in thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at November 28, 2009	5,479,402	$55	$104,849	$22,342	$926	$(13,426)	$114,746
Exercise of employee stock options	31,101	—	379	—	—	—	379
Stock-based compensation	—	—	392	—	—	—	392
Dividends declared, $0.40 per share	—	—	—	(2,044)	—	—	(2,044)
Net actuarial gain and prior service cost for other postretirement benefits, net of tax	—	—	—	—	188	—	188
Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(448)	—	(448)
Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	341	—	341
Net loss	—	—	—	(4,487)	—	—	(4,487)

Balance at November 27, 2010	5,510,503	55	105,620	15,811	1,007	(13,426)	109,067
Exercise of employee stock options	10,667	—	186	—	—	—	186
Stock-based compensation	—	—	564	—	—	—	564
Dividends declared, $0.40 per share	—	—	—	(2,053)	—	—	(2,053)
Net actuarial loss and prior service cost for other postretirement benefits, net of tax	—	—	—	—	(35)	—	(35)
Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(588)	—	(588)
Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(1,362)	—	(1,362)
Net loss	—	—	—	(2,474)	—	—	(2,474)

Balance at December 3, 2011	5,521,170	55	106,370	11,284	(978)	(13,426)	103,305
Exercise of employee stock options, net of reversal of tax benefit on forfeited stock options of $38	6,741	—	82	—	—	(40)	42
Stock-based compensation	—	—	604	—	—	—	604
Dividend declared, $0.20 per share	—	—	—	(1,028)	—	—	(1,028)
Net actuarial loss and prior service cost for other postretirement benefits, net of tax	—	—	—	—	(48)	—	(48)
Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(489)	—	(489)
Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	794	—	794
Net income	—	—	—	966	—	—	966

Balance at December 1, 2012	5,527,911	$55	$107,056	$11,222	$(721)	$(13,466)	$104,146

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Operating activities:
Net income (loss)	$966	$(2,474)	$(4,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of properties	(7,656)	(3,542)	(257)
Depreciation and amortization	6,304	6,761	7,039
Deferred income taxes	763	(976)	(2,487)
Stock based compensation expense	604	564	392
Provision for inventory losses	380	1,187	284
Amortization of debt issuance costs	298	277	280
Provision (credit) for bad debts	26	1	(22)
(Income) loss from equity investments	(7)	7	(2)
Proceeds from sales of trading securities—short-term investments	—	—	454
Changes in assets and liabilities:
Accounts receivable	(155)	(45)	1,030
Inventories	(891)	646	3,761
Income taxes receivable	(128)	(18)	6,348
Other current assets	1,360	(680)	(587)
Accounts payable and accrued liabilities	163	(154)	252
Deferred revenue	(67)	(397)	(110)
Other noncurrent assets and noncurrent liabilities, net	(15)	253	(1,223)

Net cash provided by operating activities	1,945	1,410	10,665

Investing activities:
Proceeds from sales of properties, net of expenses	23,376	3,939	877
Additions to real estate assets	(13,188)	(2,832)	(4,319)
Proceeds from property sale deposited in escrow	(6,934)	—	—
Deposit for purchase of real estate assets	(360)	—	—
Return of capital from Shemin Nurseries Holding Corp.	309	—	—
Additions to property and equipment	(188)	(264)	(149)
Investment in Novalis LLC	—	(60)	—
Building acquisition	—	—	(5,440)

Net cash provided by (used in) investing activities	3,015	783	(9,031)

Financing activities:
Payments of debt	(1,674)	(1,894)	(4,085)
Dividends paid to stockholders	(513)	(2,052)	(2,041)
Debt issuance costs	(103)	(262)	(300)
Exercise of stock options	80	186	379
Proceeds from debt	—	—	4,524

Net cash used in financing activities	(2,210)	(4,022)	(1,523)

Net increase (decrease) in cash and cash equivalents	2,750	(1,829)	111
Cash and cash equivalents at beginning of year	7,431	9,260	9,149

Cash and cash equivalents at end of year	$10,181	$7,431	$9,260

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

  Business Segments

        Griffin is engaged in the real estate and landscape nursery businesses. Griffin's real estate division, Griffin Land, builds, leases and manages commercial and industrial properties and plans residential subdivisions on its land in Connecticut, Massachusetts and Pennsylvania. Imperial, Griffin's subsidiary in the landscape nursery segment, is engaged in growing plants in containers which are sold principally to independent retail garden centers and rewholesalers, whose main customers are landscape contractors.

  Fiscal Year

        Griffin's fiscal year ends on the Saturday nearest November 30. Fiscal years 2012 and 2010 each contained 52 weeks and ended on December 1, 2012 and November 27, 2010, respectively. Fiscal year 2011 contained 53 weeks and ended on December 3, 2011.

  Cash and Cash Equivalents

        Cash equivalents are composed of highly liquid investments with maturity of three months or less at the date of purchase, and are recorded at fair value. At both December 1, 2012 and December 3, 2011, $175 of the cash and cash equivalents included on Griffin's consolidated balance sheets were held in the form of money market funds invested in U.S. Treasury obligations.

  Investments

        Griffin's investment in the common stock of Centaur Media plc ("Centaur Media") is accounted for as an available-for-sale security under Financial Accounting Standards Board ("FASB") ASC 320-10, whereby increases or decreases in the fair value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, net of income taxes, are recorded as a component of other comprehensive income (loss). Griffin sold a portion of its holdings in Centaur Media subsequent to the end of fiscal 2012 (See Notes 9 and 19).

        Griffin's investment in Shemin Nurseries Holding Corp. ("SNHC") is accounted for under the cost method of accounting for investments. Griffin sold its investment in SNHC subsequent to the end of fiscal 2012 (see Notes 9 and 19).

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Stock-Based Compensation

        Griffin accounts for stock options in accordance with FASB ASC 718, "Compensation—Stock Compensation" and FASB ASC 505-50, "Equity—Equity-Based Payments to Non-Employees." For stock options that have graded vesting features, Griffin recognizes compensation cost over the requisite service period separately for each tranche of the award as though they were, in substance, multiple awards. Griffin determines its accumulated windfall tax benefits using the short-cut method.

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

  Impairment of Investments in Long-Lived Assets

        Griffin reviews annually, as well as when conditions may indicate, its long-lived assets to determine if there are indicators of impairment, such as a prolonged vacancy in one of its properties. If indicators of impairment are present, Griffin evaluates the carrying value of the assets in relation to the operating performance and expected future undiscounted cash flows or the estimated fair value based on expected future cash flows of the underlying assets. If the undiscounted cash flows are less than the carrying value of an asset, Griffin would reduce the carrying value of a long-lived asset to its fair value if that asset's fair value is determined to be less than its carrying value.

        Griffin also reviews annually, as well as when conditions may indicate, the recoverability of its development costs, including expected remediation costs on projects that are included in real estate assets. To the extent that the carrying value exceeds the fair value of a project, including development costs, an impairment loss would be recorded.

        There were no impairment losses recorded in the fiscal years ended December 1, 2012, December 3, 2011 and November 27, 2010.

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

        Griffin evaluates each tax position taken in its tax returns and recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. Griffin has analyzed its federal and significant state filing positions with respect to FASB ASC 740-10, "Income Taxes." Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that would result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to FASB ASC 740-10.

        Griffin's policy for recording interest and penalties, related to uncertain tax positions, is to record such items as part of its provision for federal and state income taxes.

  Goodwill and Other Intangible Assets

        Griffin accounts for intangible assets in accordance with FASB ASC 350-10 "Intangibles—Goodwill and Other." Griffin does not have any goodwill on its balance sheet. Griffin's other intangible assets consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. These intangible assets were recorded in connection with Griffin's acquisitions of real estate assets. Amortization of the value of in-place leases, included in costs related to rental revenue, is on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants, included in costs related to rental revenue, is on a straight-line basis over the lease terms and anticipated renewal periods. These intangible assets are included in other assets on Griffin's consolidated balance sheets, and because they are nonfinancial assets measured on a nonrecurring basis, were not subject to FASB ASC 820-10, "Fair Value Measurements and Disclosures" as of December 1, 2012.

  Environmental Matters

        Environmental expenditures related to land are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. There were no liabilities recorded related to environmental assessments of Griffin's land holdings as of December 1, 2012 and December 3, 2011.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Interest Rate Swap Agreements

        As of December 1, 2012, Griffin is a party to three interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applied FASB ASC 815-10, "Derivatives and Hedging," ("ASC 815-10") as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin's consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

        Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on the benchmark interest rates. The change in fair values of Griffin's interest rate swap agreements are recorded as components of accumulated other comprehensive income (loss) ("AOCI") in stockholders' equity, to the extent they are effective. Any ineffective portions of the changes in the fair values of these instruments would be recorded as interest expense.

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

        Griffin Land's real estate holdings are mostly concentrated in the Hartford, Connecticut area. In fiscal 2010, Griffin Land acquired a fully-leased 120,000 square foot industrial building in Breinigsville, Pennsylvania and a 51 acre parcel of undeveloped land in Lower Nazareth, Pennsylvania. In fiscal 2012, Griffin Land completed construction on the first of two buildings expected to be built on the land acquired, a 228,000 industrial building built on speculation. The market and economic challenges experienced by the U.S. economy as a whole or the local economic conditions in the markets in which Griffin holds properties may affect Griffin Land's real estate business. Griffin's results of operations, financial condition or ability to expand may be adversely affected as a result of: (i) unfavorable financial changes to Griffin Land's tenants which may result in tenant defaults under leases; (ii) significant job losses impacting the demand for rental space causing market rental rates and property values to be negatively impacted; (iii) the ability of Griffin to borrow on terms and conditions that it finds acceptable; and (iv) possibly reduced values of Griffin Land's properties potentially limiting its ability to obtain debt financing collateralized by its properties or limiting the proceeds from such potential financings.

        Imperial's inventory and sales are subject to risk from adverse weather conditions, such as drought or excessive rain and disease. The landscape nursery business is highly seasonal, with the majority of sales occurring in the spring (Griffin's fiscal second quarter). Adverse weather during the peak spring selling season could impact landscape nursery sales.

        Griffin Land and Imperial conduct business based on periodic evaluations of their customers' financial condition and generally do not require collateral. These evaluations require significant judgment and are based on multiple sources of information such as historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. Although no single customer of Imperial accounted for more than 10% of Imperial's total net sales in fiscal 2012, fiscal 2011 and fiscal 2010, Imperial's ten largest customers accounted for approximately 18%, 20% and 25% of Imperial's total net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Management expects that a small number of customers will continue to account for a significant portion of Imperial's net sales over the next several years. A significant amount of sales to independent retail garden centers are made through cooperative buying organizations. In fiscal 2012, approximately 23% of Imperial's net sales were made through buying cooperatives, with approximately 15% of Imperial's total net sales made through one buying cooperative. The loss of one of Imperial's larger customers or the inability to collect accounts receivable from one of Imperial's larger customers or a large buying cooperative could have an adverse effect on Imperial.

        Griffin does not use derivatives for speculative purposes. Griffin applies ASC 815-10, which established accounting and reporting standards for derivative instruments and hedging activities. This accounting guidance requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheets and to measure those instruments at fair value. The estimated fair value is based primarily on projected future swap rates.

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

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. Griffin's significant estimates include the allowance for doubtful accounts receivable, inventory reserves, classification and valuation of investments, impairment evaluation of long-lived assets, the estimated costs to complete required offsite improvements related to land sold, deferred income taxes, derivative financial instruments, revenue and gain recognition, and assumptions used in determining stock compensation.

  Recent Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures," which requires new disclosures and provides clarification of existing disclosures about fair value measurements. More specifically, this update requires: (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The update was effective for Griffin in fiscal 2011, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements became effective for Griffin in fiscal 2012. The adoption of this guidance did not have a material impact on Griffin's consolidated financial statements.

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurement," which aligns disclosures related to fair value between U.S. GAAP and International Financial Reporting Standards. The standards update includes changes to the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and changes to the disclosure of information about fair value measurements. More specifically, the changes clarify the intent of the

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

FASB regarding the application of existing fair value measurements and disclosures as well as changing some particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. These disclosure requirements became effective for Griffin in fiscal 2012. The adoption of this guidance did not have a material effect on Griffin's consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Comprehensive Income," which amends the presentation of comprehensive income and facilitates the convergence of U.S. GAAP and International Financial Reporting Standards. The new guidance requires an entity to present components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. This new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance became effective for Griffin in fiscal 2012, and Griffin chose to present the components of net income and other comprehensive income in two separate consecutive statements. The adoption of this new presentation of comprehensive income did not have an effect on Griffin's financial position or results of operations.

2. Discontinued Operation

        On January 31, 2012, Griffin Land closed on the sale of its Manchester, Connecticut warehouse to its full building tenant in that building, an affiliate of Raymour & Flanigan ("Raymour"). Net cash proceeds from the sale, after selling expenses of $438 paid out of proceeds at closing and $25 paid separately, were $15,537, and a pretax gain of $2,886 is included in the results of the discontinued operation in fiscal 2012. Upon completion of the sale, Griffin deposited the cash of $15,562 received from the sale at closing into an escrow account for the potential purchase of a replacement property under a Section 1031 like-kind exchange. As Griffin Land did not identify a replacement property within the time frame required under the tax rules and regulations governing a Section 1031 like-kind exchange, on March 19, 2012 the cash being held in escrow was released to Griffin Land.

        In the fiscal 2011 fourth quarter, Griffin Land gave notice to Raymour that Griffin Land was exercising the put option under its lease with Raymour to sell the Manchester warehouse to Raymour for $16.0 million. Accordingly, the building was classified as real estate held for sale on Griffin's consolidated balance sheet as of December 3, 2011. The operating results of the Manchester warehouse are reflected as a discontinued operation in Griffin's consolidated statements of operations for all periods presented. Rental revenue and operating profit from the Manchester warehouse were as follows:

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Rental revenue	$273	$1,632	$1,624

Operating profit	$221	$897	$872

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

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Net sales and other revenue
Rental revenue and property sales	$23,748	$22,183	$17,904
Landscape nursery net sales and other revenue	12,843	15,010	16,083

	$36,591	$37,193	$33,987

Operating profit (loss)
Real estate	$8,091	$6,548	$2,740
Landscape nursery	(1,713)	(2,685)	(2,761)

Industry segment totals	6,378	3,863	(21)
General corporate expense	(4,252)	(4,088)	(3,998)

Operating profit (loss)	2,126	(225)	(4,019)
Interest expense	(3,533)	(4,167)	(4,456)
Investment income	613	210	302

Loss before income tax benefit	$(794)	$(4,182)	$(8,173)

        The above table reflects the net sales and other revenue and operating profit (loss) included in continuing operations on Griffin's consolidated statements of operations. Operating results of the Manchester, Connecticut warehouse and the gain on the sale of that building are included in the results of the discontinued operation on Griffin's consolidated statements of operations (see Note 2).

        Revenue from the continuing operations of the real estate segment includes:

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Rental revenue	$17,906	$17,964	$17,352
Property sales revenue (see Note 7)	5,759	4,000	466
Other revenue	83	219	86

Total	$23,748	$22,183	$17,904

        Interest expense in fiscal 2012, fiscal 2011 and fiscal 2010 includes $3,757, $3,951 and $3,982, respectively, of interest on nonrecourse mortgage loans of the real estate segment.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Industry Segment Information (Continued)

        In fiscal 2009, Imperial shut down operations on its Florida farm and entered into a lease with another grower for that property. Other revenue of the landscape nursery segment includes revenue from the rental of Imperial's Florida farm as follows:

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Rental revenue from Imperial's Florida farm	$467	$474	$482

	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Identifiable assets
Real estate	$142,440	$140,409	$144,458
Landscape nursery	20,693	21,303	22,662

Industry segment totals	163,133	161,712	167,120
General corporate	16,981	14,963	16,031

Total assets	$180,114	$176,675	$183,151

	Capital Expenditures			Depreciation and Amortization
	For the Fiscal Years Ended,			For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Real estate	$13,700	$3,232	$9,797	$5,752	$6,091	$6,252
Landscape nursery	130	249	106	551	669	786

Industry segment totals	13,830	3,481	9,903	6,303	6,760	7,038
General corporate	—	1	1	1	1	1

Total	$13,830	$3,482	$9,904	$6,304	$6,761	$7,039

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

  or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 liabilities include Griffin's three interest rate swap derivatives (see Note 12). The fair values of Griffin's interest rate swap derivative instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data. These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

        During fiscal 2012, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are Griffin's financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	December 1, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$4,226	$—	$—

Interest rate swap liabilities	$—	$3,191	$—

	December 3, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$3,005	$—	$—

Interest rate swap liabilities	$—	$2,415	$—

        The carrying and estimated fair values of Griffin's financial instruments are as follows:

		December 1, 2012		December 3, 2011
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$10,181	$10,181	$7,431	$7,431
Available-for-sale securities	1	4,226	4,226	3,005	3,005
Financial liabilities:
Mortgage debt	2	$59,489	$61,781	$61,135	$63,294
Interest rate swaps	2	3,191	3,191	2,415	2,415

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

        At December 1, 2012 and December 3, 2011, the fair values of Griffin's fixed rate mortgages were approximately $35,600 and approximately $43,500, respectively. The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for similar loans and the credit worthiness of Griffin.

5. Gain on Insurance Recoveries

        In the first quarter of fiscal 2011, snow load from winter storms caused the collapse of some of Imperial's hoop houses and, as a result, some of the plants stored in those hoop houses became unsaleable. A charge of $300 was included in costs of landscape nursery sales in fiscal 2011 for the book value of the inventory that became unsaleable. There was no charge to earnings related to the damage to the hoop houses because they were fully depreciated prior to fiscal 2011. Insurance proceeds of $479, related to the hoop house damage, were received and are included in the gain on insurance recoveries on Griffin's fiscal 2011 consolidated statement of operations (see Note 10).

        In the fourth quarter of fiscal 2011, an unusually early snowstorm at Imperial's farm damaged a portion of Imperial's inventory. There was no damage to Imperial's buildings or equipment, but inventory with a carrying cost of approximately $352 became either completely unsaleable or saleable only as seconds quality plants. Imperial filed an insurance claim and received proceeds of $444 for the inventory damage sustained. Accordingly, a gain of $92 is included in the gain on insurance recoveries in Griffin's fiscal 2011 consolidated statement of operations.

6. Inventories

        Inventories consist of:

	Dec. 1, 2012	Dec. 3, 2011
Nursery stock	$13,058	$12,739
Materials and supplies	1,148	956

	$14,206	$13,695

        In fiscal 2012, a charge of $380 is included in costs of landscape nursery sales to increase reserves for unsaleable inventories and plants that are expected to be sold below cost as seconds. In fiscal 2011, a charge of $1,187 is included in costs of landscape nursery sales and is comprised of the

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Inventories (Continued)

following: (a) $517 to reserve for plants with disease issues, mostly for boxwood plants that became unsaleable after being infected with boxwood blight, a fungal disease; (b) $370 to increase inventory reserves for plants that became unsaleable or will be sold below cost as seconds; and (c) $300 for plants lost due to the collapse, from snow load during the 2011 first quarter, of some of Imperial's hoop houses in which the plants were stored.

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

        Although all inventories are classified as a current asset based upon industry practice, approximately $7,800 of the inventory at December 1, 2012 is not expected to be sold within twelve months of the balance sheet date.

7. Real Estate Assets

        Real estate assets consist of:

	Estimated Useful Lives	December 1, 2012	December 3, 2011
Land		$10,267	$10,435
Land improvements	10 to 30 years	15,138	14,037
Buildings and improvements	10 to 40 years	125,971	117,120
Tenant improvements	Shorter of useful life or terms of related lease	14,738	14,104
Development costs		14,557	12,464

		180,671	168,160
Accumulated depreciation		(56,744)	(51,865)

		$123,927	$116,295

        Included in real estate assets, net as of December 1, 2012 and December 3, 2011 was $1,921 and $2,161, respectively, reflecting the net book value of Imperial's Florida farm that was shut down during fiscal 2009 and is being leased to another landscape nursery grower (see Note 15).

        Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the Fiscal Years Ended,
	December 1, 2012	December 3, 2011	November 27, 2010
Depreciation expense	$5,237	$5,632	$5,837

Capitalized interest	$596	$134	$—

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Real Estate Assets (Continued)

        On July 6, 2012, Griffin Land completed the sale of 93 acres of undeveloped land in New England Tradeport ("Tradeport"), Griffin Land's industrial park located in Windsor and East Granby, Connecticut, to Dollar Tree Distribution, Inc., for cash proceeds of $7,000, before transaction costs (the "Dollar Tree Sale"). As required under the terms of the Dollar Tree Sale, Griffin Land will construct a sewer line to service the land that was sold. As a result of Griffin Land's continuing involvement with the land sold, the Dollar Tree Sale is accounted for under the percentage of completion method. Accordingly, the revenue and the pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required construction of the sewer line. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold. Upon completion of the sale, Griffin Land deposited the cash of $6,929 received from the Dollar Tree Sale at closing into an escrow account, reflected as Proceeds Held in Escrow on Griffin's consolidated balance sheet as of December 1, 2012, for the potential purchase of a replacement property under a Section 1031 like-kind exchange. Subsequent to the end of fiscal 2012, Griffin Land closed on the acquisition of a parcel of undeveloped land in the Lehigh Valley of Pennsylvania, using the proceeds that were being held in escrow to complete the Section 1031 like-kind exchange (see Note 19).

        As of December 1, 2012, approximately 67% of the total costs related to the Dollar Tree Sale have been incurred, therefore, from the date of the Dollar Tree Sale through December 1, 2012, 67% of the total revenue and pretax gain on the sale have been recognized in Griffin's consolidated statement of operations. Griffin's statement of operations for fiscal 2012 includes revenue of $4,703 and a pretax gain of $3,942 from the Dollar Tree Sale. The balance of the revenue and the pretax gain on sale will be recognized as the remaining costs, principally the required construction of a sewer line, are incurred, which is expected to take place in the first half of fiscal 2013. Included on Griffin's consolidated balance sheet as of December 1, 2012 is deferred revenue of $2,297 that will be recognized as the construction of the sewer line is completed. Including the pretax gain on the sale of $3,942 recognized in fiscal 2012, the total pretax gain on the Dollar Tree Sale is expected to be approximately $5,900 after all revenue is recognized and all costs incurred. Management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required construction of the sewer line, however, increases or decreases in projected future costs from current estimated amounts would reduce or increase the amount of gain to be recognized in future periods.

        On January 8, 2010, Griffin Land closed on the purchase of a 120,000 square foot industrial building in Breinigsville, Pennsylvania. Griffin Land paid $6,400 in cash for the building, including approximately $1,000 paid as a deposit in the 2009 fourth quarter. The building is located in a major industrial area of Pennsylvania's Lehigh Valley and is currently under a full building lease to Olympus Corporation of the Americas ("Olympus"). Griffin Land incurred $301 of acquisition costs on the purchase of this building, which are included in selling, general and administrative expenses on Griffin's consolidated statement of operations in fiscal 2010. Subsequent to the purchase of this building, Griffin Land completed a lease amendment with Olympus that extends the lease term through 2025. On January 29, 2010, Griffin closed on a $4,300 nonrecourse mortgage on this building (see Note 12). This was Griffin Land's first real estate purchase outside of the Hartford, Connecticut market, where Griffin Land's core real estate holdings are located.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Real Estate Assets (Continued)

        Based on an independent appraisal of the building acquired, Griffin determined that the fair value of the assets acquired approximated the purchase price. Of the $6,400 purchase price, approximately $5,400 represented the fair value of the real estate assets and approximately $1,000 represented the fair value of the acquired intangible assets, comprised of the value of the in-place lease at the time of purchase and a tenant relationship intangible asset. The intangible assets are included in other assets on Griffin's consolidated balance sheets.

        On March 17, 2010, Griffin Land closed on the purchase of approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania. The purchase price was $1,800 plus acquisition expenses, with approximately $300 paid as a deposit in the 2009 fourth quarter. The undeveloped land is located in a major industrial area of Pennsylvania's Lehigh Valley and has approvals for the development of two industrial buildings totaling approximately 530,000 square feet. In fiscal 2012, Griffin Land completed construction, on speculation, of a 228,000 square foot building on this land.

        Real estate assets held for sale consist of:

	Estimated Useful Lives	December 1, 2012	December 3, 2011
Land		$35	$1,911
Land improvements	10 to 30 years	—	4
Buildings and improvements	10 to 40 years	—	11,855
Development costs		1,151	1,151

		1,186	14,921
Accumulated depreciation		—	(1,932)

		$1,186	$12,989

        The decrease in real estate held for sale in fiscal 2012 principally reflects the sale of the warehouse in Manchester, Connecticut that closed on January 31, 2012 (see Note 2).

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

        Intangible assets are included in other assets on Griffin's consolidated balance sheets and are as follows:

	December 1, 2012	December 3, 2011
Intangible assets	$1,757	$1,831
Accumulated amortization	(902)	(776)

Intangible assets, net	$855	$1,055

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Intangible Assets (Continued)

        Amortization expense of intangible assets is as follows:

	For the Fiscal Years Ended,
	December 1, 2012	December 3, 2011	November 27, 2010
Amortization expense	$200	$178	$185

        Estimated amortization expense of intangible assets over each of the next five fiscal years is:

2013	$172
2014	172
2015	172
2016	77
2017	44

9. Investments

  Short-Term Investments

        Griffin's short-term investments were comprised of debt securities and were accounted for as trading securities under FASB ASC 320-10, "Investments—Debt and Equity Securities" ("ASC 320-10"). Accordingly, the securities were recorded at their fair value based upon quoted market prices at the balance sheet date and net realized and unrealized gains and losses on these investments were included in investment income in Griffin's consolidated statements of operations. In fiscal 2010, Griffin sold its remaining short-term investments.

        Investment income for fiscal 2012, fiscal 2011 and fiscal 2010 consists of:

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Interest and dividend income from investments	$606	$217	$300
Income (loss) on equity investments	7	(7)	2

	$613	$210	$302

  Centaur Media plc

        Griffin's investment in the common stock of Centaur Media is accounted for as an available-for-sale security under FASB ASC 320. Accordingly, changes in the value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive income (see Note 14). Griffin reported dividend income from Centaur Media of $188, $169 and $227 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Investments (Continued)

        The fair value, cost and unrealized gain of Griffin's investment in Centaur Media are as follows:

	December 1, 2012	December 3, 2011
Fair value	$4,226	$3,005
Cost	2,677	2,677

Unrealized gain	$1,549	$328

        Subsequent to December 1, 2012, Griffin sold a portion of its holdings in Centaur Media (see Note 19).

  Shemin Nurseries Holding Corp.

        As of December 1, 2012, Griffin held an approximate 14% equity interest in SNHC, which operates a landscape nursery distribution business through its subsidiary. Griffin accounts for its investment in SNHC under the cost method of accounting for investments. In the 2012 first quarter, Griffin received a cash distribution of $693 from SNHC. Prior to receiving this distribution, Griffin's carrying value of its investment in SNHC was $309. As SNHC did not have cumulative earnings since the previous cash distribution from SNHC to Griffin in fiscal 2007, Griffin reported $309 of the payment received as a return of investment, with the balance of $384 reflected as investment income in fiscal 2012. Accordingly, Griffin did not have any remaining book value in its investment in SNHC as of December 1, 2012. On January 18, 2013, Griffin sold its investment in SNHC for initial cash proceeds of $3,226. Some additional cash proceeds on this sale may be received as a result of certain post-closing purchase price adjustments based on the amount of working capital of SNHC as of the closing date.

10. Property and Equipment

        Property and equipment consist of:

	Estimated Useful Lives	Dec. 1, 2012	Dec. 3, 2011
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,857	1,842
Machinery and equipment	3 to 20 years	12,300	12,129

		16,155	15,969
Accumulated depreciation		(14,030)	(13,721)

		$2,125	$2,248

        Total depreciation expense related to property and equipment in fiscal 2012, fiscal 2011 and fiscal 2010 was $362, $417 and $508, respectively.

        As a result of winter storms early in fiscal 2011, some of Imperial's hoop houses collapsed and a portion of the plants stored in the damaged hoop houses became unsaleable. There was no charge to earnings for the damaged hoop houses because they were fully depreciated prior to the start of fiscal 2011. A gain on insurance recovery of $479 related to the insurance proceeds received for the damaged hoop houses is included in Griffin's fiscal 2011 consolidated statement of operations (see Note 5).

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Income Taxes

        The income tax benefit on continuing operations for fiscal 2012, fiscal 2011 and fiscal 2010 is summarized as follows:

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Current federal	$5	$6	$327
Current state and local	—	(113)	—
Deferred federal	214	1,534	2,497
Deferred state and local	(106)	(242)	334

Total income tax benefit	$113	$1,185	$3,158

        Griffin did not recognize a current tax benefit in fiscal 2012, fiscal 2011 or fiscal 2010 from the exercise of employee stock options. A benefit was not recorded in fiscal 2012 because Griffin utilized net operating loss carryforwards to offset taxable income. In fiscal 2011 and fiscal 2010, Griffin did not have taxable income. As of December 1, 2012, Griffin has an unrecognized tax benefit of $1,123 for the effect of employee stock options exercised in fiscal years 2006 through 2012. In fiscal 2012, the deferred tax asset related to non-qualified stock options was reduced by $38 as a result of exercises and forfeitures of those options. There were no adjustments to deferred tax assets for exercises and forfeitures of non-qualified stock options in fiscal 2011 and fiscal 2010.

        Included in the income of Griffin's discontinued operation are income tax expense of $1,460, $374 and $344 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

        Other comprehensive income includes deferred tax (expense) benefit as follows:

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Mark to market adjustment on Centaur Media plc	$(427)	$735	$(146)
Fair value adjustment of Griffin's cash flow hedges	287	346	263
Measurement of the funded status of the defined postretirement plan	29	21	(116)

Total income tax (expense) benefit included in other comprehensive income (loss)	$(111)	$1,102	$1

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Income Taxes (Continued)

        The differences between the income tax benefit at the United States statutory income tax rates and the actual income tax benefit on continuing operations for fiscal 2012, fiscal 2011 and fiscal 2010 are as follows:

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Tax benefit at statutory rate	$278	$1,464	$2,861
State and local taxes, including valuation allowance, net of federal tax effect	(69)	(230)	217
Permanent items	(65)	(63)	(40)
Other	(31)	14	120

Total income tax benefit	$113	$1,185	$3,158

        The income tax benefit in fiscal 2012, fiscal 2011 and fiscal 2010 is net of the effect of recording valuation allowances on certain state deferred tax assets for state net operating losses of Imperial. The effect on the income tax benefit for the valuation allowances in fiscal 2012 and fiscal 2010 were charges of $44 and $50, respectively, less federal income tax benefits of $15 and $22, respectively. The effect on the income tax benefit for the valuation allowance in fiscal 2011 was a credit of $23, less federal income tax expense of $8. The establishment of the valuation allowances reflects management's determination that it is more likely than not that Imperial will not generate sufficient taxable income in the future to fully utilize certain state net operating loss carryforwards. The 2012 state and local income tax expense, net of federal tax effect, principally reflects deferred tax expense due to the variations in income apportionment among Griffin's multiple state filings.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Income Taxes (Continued)

        The significant components of Griffin's deferred tax assets and deferred tax liabilities are as follows:

	Dec. 1, 2012	Dec. 3, 2011
Deferred tax assets:
Deferred revenue	$1,514	$672
Retirement benefit plans	1,222	1,054
Cash flow hedges	1,180	893
State net operating loss carryforwards	855	1,153
Non-qualified stock options	608	487
Federal net operating loss carryforwards	521	2,924
Inventories	371	766
Investment in Centaur Media plc	310	737
Investment in Shemin Nurseries Holding Corp.	301	436
Conditional asset retirement obligations	117	117
Allowance for doubtful accounts receivable	50	51
Other	348	416

Total deferred tax assets	7,397	9,706
Valuation allowance	(319)	(290)

Net deferred tax assets	7,078	9,416

Deferred tax liabilities:
Real estate assets	(3,015)	(4,393)
Deferred rent	(787)	(966)
Prepaid insurance	(147)	(166)
Property and equipment	(105)	(118)
Other	(277)	(114)

Total deferred tax liabilities	(4,331)	(5,757)

Net total deferred tax assets	$2,747	$3,659

        Deferred income taxes on Griffin's consolidated balance sheets at December 1, 2012 and December 3, 2011 are classified as follows:

	December 1, 2012			December 3, 2011
	Current	Noncurrent	Total	Current	Noncurrent	Total
Asset	$722	$6,356	$7,078	$824	$8,592	$9,416
Liability	(197)	(4,134)	(4,331)	(210)	(5,547)	(5,757)

	$525	$2,222	$2,747	$614	$3,045	$3,659

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Income Taxes (Continued)

        The following increases and decreases to deferred tax assets and liabilities are included as credits and charges, respectively, in Griffin's other comprehensive income (loss):

	For the Fiscal Years Ended,
	December 1, 2012			December 3, 2011			November 27, 2010
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax
Mark to market adjustment on Centaur Media for the increase (decrease) in fair value	$1,111	$(389)	$722	$(2,098)	$735	$(1,363)	$783	$(235)	$548
Mark to market adjustment on Centaur Media for the increase (decrease) in exchange gain	110	(38)	72	1	—	1	(296)	89	(207)
Decrease in fair value adjustment on Griffin's cash flow hedges	(776)	287	(489)	(934)	346	(588)	(711)	263	(448)
Actuarial (loss) gain on postretirement benefits program	(77)	29	(48)	(56)	21	(35)	304	(116)	188

Other comprehensive income (loss)	$368	$(111)	$257	$(3,087)	$1,102	$(1,985)	$80	$1	$81

        At December 1, 2012, Griffin had federal net operating loss carryforwards of $1,491 which expire principally in nineteen years and state net operating loss carryforwards of approximately $19,023, principally in Connecticut, with expirations ranging from ten to twenty years. Management has determined that a valuation allowance is required for net operating loss carryforwards in certain states (other than Connecticut) related to Imperial. Realization of the tax benefits related to the Connecticut state net operating losses, which are not subject to valuation allowances, and the state effective tax rates at which those benefits will be realized is dependent upon future results of operations. Differences between forecasted and actual future operating results could adversely impact Griffin's ability to realize tax benefits from Connecticut state net operating losses. Therefore, the deferred tax assets relating to Connecticut state net operating loss carryforwards could be reduced in the future if estimates of future taxable income are reduced. Although realization of those deferred tax assets is not assured, Griffin believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize those deferred tax assets.

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

        Griffin's federal income tax return for fiscal 2009 was examined by the Internal Revenue Service and accepted as filed. Federal income tax returns for fiscal 2010 and fiscal 2011 are subject to examination by the Internal Revenue Service. Examinations of Griffin's fiscal 2009, fiscal 2008 and fiscal 2007 New York state income tax returns are currently being performed. In fiscal 2012, the state of Connecticut completed an examination of Griffin's fiscal 2007 tax return. There were no significant adjustments made as a result of that examination. The remaining periods subject to examination for Griffin's significant state return, which is Connecticut, are fiscal 2008 through fiscal 2011.

12. Long-Term Debt

        Long-term debt includes:

	Dec. 1, 2012	Dec. 3, 2011
Nonrecourse mortgages:
6.30%, due May 1, 2014	$289	$453
5.73%, due August 1, 2015	19,018	19,368
8.13%, due April 1, 2016	3,943	4,232
7.0%, due October 1, 2017	6,016	6,220
Variable rate mortgage, due October 2, 2017*	6,726	6,926
Variable rate mortgage, due February 1, 2019*	11,396	11,609
Variable rate mortgage, due August 1, 2019*	8,034	8,176
5.25%, due January 28, 2020	4,067	4,151

Total nonrecourse mortgages	59,489	61,135
Revolving line of credit	—	—
Capital leases	72	46

Total	59,561	61,181
Less: current portion	(1,869)	(1,700)

Total long-term debt	$57,692	$59,481

*
Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

        The annual principal payment requirements under the terms of the nonrecourse mortgage loans for the fiscal years 2013 through 2017 are $1,843, $1,862, $19,616, $3,923 and $11,647, respectively. The aggregate book value of land and buildings that are collateral for the nonrecourse mortgage loans was approximately $61,600 at December 1, 2012. The aggregate book value of land and buildings that are collateral for the revolving line of credit was approximately $11,500 at December 1, 2012.

        On June 15, 2012, Griffin and two of its wholly-owned subsidiaries entered into the Third Modification Agreement (the "Modification Agreement") to the mortgage loan originally due January 1, 2013 with Webster Bank (the "Webster Mortgage"). The Modification Agreement extended

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Long-Term Debt (Continued)

the maturity of the Webster Mortgage to October 2, 2017. In accordance with the Modification Agreement, the interest rate under the Webster Mortgage, which was fixed at 6.08% through September 30, 2012, changed, effective October 1, 2012, to a floating rate of one month LIBOR plus 2.75%. In anticipation of entering into the Modification Agreement, on June 7, 2012, Griffin entered into an interest rate swap agreement with Webster Bank to effectively fix the interest rate on the Webster Mortgage at 3.86% from October 1, 2012 through the maturity of the Webster Mortgage. Pursuant to the Modification Agreement, effective on October 1, 2012, principal payments on the Webster Mortgage are based on a twenty-five year amortization schedule. The Webster Mortgage is collateralized by Griffin Land's two multi-story office buildings in Windsor, Connecticut. The Modification Agreement did not alter the collateral for the Webster Mortgage.

        On April 28, 2011, Griffin closed on a $12.5 million revolving line of credit (the "2011 Credit Line") with Doral Bank. The 2011 Credit Line replaced a $10 million revolving line of credit with Doral Bank that was originally scheduled to expire on March 1, 2011, but was extended until the 2011 Credit Line was completed. The 2011 Credit Line has a two year term with a company option for a third year and interest on outstanding borrowings at the higher of prime plus 1.5% or 5.875%. The 2011 Credit Line is collateralized by Griffin Land's properties in Griffin Center South, aggregating approximately 235,000 square feet and an approximately 48,000 square foot single-story office building in Griffin Center. In fiscal 2012 and fiscal 2011, there were no outstanding borrowings under the 2011 Credit Line or the $10 million revolving line of credit that expired during fiscal 2011.

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Long-Term Debt (Continued)

        Griffin is also party to an interest rate swap agreement related to its nonrecourse mortgage, due on August 1, 2019, on four industrial buildings in Tradeport. Griffin accounts for all of its interest rate swap agreements as effective cash flow hedges (see Note 4). No ineffectiveness on the cash flow hedges was recognized as of December 1, 2012 and none is anticipated over the term of the agreements. Amounts in other comprehensive income will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contains any credit risk related contingent features. In fiscal 2012, fiscal 2011 and fiscal 2010, Griffin recognized losses on its interest rate swap agreements of $776, $934 and $711, respectively, (included in other comprehensive income), before taxes. In fiscal 2012, fiscal 2011 and fiscal 2010, the losses recognized on the effective portion of the interest rate swap agreements were $666, $730 and $575, respectively. As of December 1, 2012, $707 is expected to be reclassified over the next twelve months from other comprehensive income to interest expense. As of December 1, 2012 and December 3, 2011, the fair values of Griffin's interest rate swap liabilities were $3,191 and $2,415, respectively, and are included in other noncurrent liabilities on Griffin's consolidated balance sheets.

        Future minimum lease payments under capital leases held by Griffin as lessee, principally for transportation equipment, and the present value of such payments as of December 1, 2012 were:

2013	$29
2014	25
2015	20
2016	4
2017	—

Total minimum lease payments	78
Less: amounts representing interest	(6)

Present value of minimum lease payments (a)	$72

(a)
Includes current portion of $26 at December 1, 2012.

        Assets subject to capital leases, with Griffin as lessee, that are included in machinery and equipment were as follows:

	Dec. 1, 2012	Dec. 3, 2011
Machinery and equipment, at cost	$406	$498
Accumulated amortization	(334)	(440)

Machinery and equipment, net	$72	$58

        Amortization expense relating to capital leases was:

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Amortization expense	$36	$39	$59

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2012, fiscal 2011 and fiscal 2010 were $139, $146 and $132, respectively.

  Deferred Compensation Plan

        Griffin maintains a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Griffin's liability under its Deferred Compensation Plan at December 1, 2012 and December 3, 2011 was $2,571 and $2,165, respectively. These amounts are included in other noncurrent liabilities on Griffin's consolidated balance sheets. The expense for Griffin's matching benefit to the Deferred Compensation Plan in fiscal 2012, fiscal 2011 and fiscal 2010 was $29, $31 and $32, respectively.

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

        Griffin accounts for postretirement benefits in accordance with FASB ASC 715-10, "Compensation—Retirement Benefits." This guidance requires recognition of the funded status on Griffin's consolidated balance sheet of its postretirement benefits program. The effect of FASB ASC 715-10 in fiscal 2012 and fiscal 2011 was an increase in noncurrent liabilities of $77 and $56, respectively, and decreases of $48 and $35, respectively, after tax, in accumulated other comprehensive income. The effect in fiscal 2010 was a decrease in noncurrent liabilities of $304 and an increase of $188, after tax, in accumulated other comprehensive income.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Retirement Benefits (Continued)

        Griffin's liability for postretirement benefits, as determined by the plan's actuary, is shown below. The program's liability is unfunded.

	Dec. 1, 2012	Dec. 3, 2011
Change in benefit obligation:
Benefit obligation at beginning of year	$426	$389
Actuarial loss	77	56
Interest cost	17	18
Service cost	11	10
Benefits paid	(4)	(1)
Amortization of actuarial gain	(39)	(46)

Benefit obligation at end of year	$488	$426

        Approximately $33 of the estimated net actuarial gain will be amortized from Griffin's accumulated other comprehensive loss into net periodic benefit cost in fiscal 2013.

        Griffin's liability for postretirement benefits as of December 1, 2012 and December 3, 2011 is attributed to the following:

	Dec. 1, 2012	Dec. 3, 2011
Amounts recognized in the consolidated balance sheets consist of:
Retirees	$16	$19
Fully eligible active participants	273	184
Other active participants	199	223

Liability for postretirement benefits	$488	$426

        The components of Griffin's postretirement benefits expense (income) are as follows:

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Service cost	$11	$10	$16
Interest	17	18	30
Amortization of actuarial gain	(39)	(46)	(24)

Total (income) expense	(11)	(18)	22
Other changes in benefit obligations recognized in other comprehensive loss:
Actuarial loss (gain)	77	56	(304)

Total recognized in net periodic benefit expense (income) and other comprehensive loss	$66	$38	$(282)

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Retirement Benefits (Continued)

        An assumed health care cost trend of 7.5% has been utilized for the next year, with an ultimate assumed rate of 4.5% being reached in 2027. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	16	(14)

        Discount rates of 3.59% and 4.50% were used to compute the accumulated postretirement benefit obligations at December 1, 2012 and December 3, 2011, respectively. The discount rates used are based on the spot rate of the Citigroup Pension Discount Curve, which is used to discount the projected cash flows of the plan. Discount rates of 4.50%, 5.23% and 5.61% were used to compute the net periodic benefit expense for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

2013	$11
2014	12
2015	12
2016	15
2017	16
2018 - 2022	126

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Stockholders' Equity

  Per Share Results

        Basic and diluted results per share were based on the following:

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Loss as reported from continuing operations for computation of basic and diluted per share results, net of tax	$(681)	$(2,997)	$(5,015)
Income as reported from discontinued operation for computation of basic and diluted per share results, net of tax	1,647	523	528

Net income (loss)	$966	$(2,474)	$(4,487)

Weighted average shares outstanding for computation of basic per share results	5,138,000	5,130,000	5,105,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	—	—

Adjusted weighted average shares for computation of diluted per share results	5,138,000	5,130,000	5,105,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where inclusion of such shares would be anti-dilutive. For the fiscal years ended December 1, 2012, December 3, 2011 and November 27, 2010 the incremental shares from the assumed exercise of stock options would have been 5,000, 8,000 and 15,000 shares, respectively.

  Griffin Stock Option Plan

        The Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the "2009 Stock Option Plan") makes available options to purchase 386,926 shares of Griffin common stock, including 161,926 options to purchase the 161,926 shares that were available for issuance under Griffin's prior stock option plan. The Compensation Committee of Griffin's Board of Directors administers the 2009 Stock Option Plan. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin's Compensation Committee. Vesting of all of Griffin's stock options is solely based upon service requirements and does not contain market or performance conditions.

        Stock options issued will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Stockholders' Equity (Continued)

and fifth anniversaries from the date of grant. None of the stock options outstanding at December 1, 2012 may be exercised as stock appreciation rights.

        The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors either upon their initial election or their re-election to Griffin's Board of Directors and to Griffin's employees:

	For the Fiscal Years Ended,
	December 1, 2012		December 3, 2011		November 27, 2010
	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date
Non-employee directors	10,996	$10.66 - $14.89	8,712	$12.03	8,202	$13.48
Employees	—		104,500	$10.37 - $12.88	—

Total	10,996		113,212		8,202

        The fair values were estimated as of the date of each grant using the Black-Scholes option-pricing model. The following assumptions were used in determining the fair values of each option:

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Expected volatility	39.6% - 41.1%	42.0% - 43.4%	42.3%
Range of risk free interest rates	1.02% - 1.19%	2.06% - 2.81%	3.0%
Expected option term (in years)	8.5	5 to 8.5	8.5
Annual dividend yield	0% - 0.7%	1.4%	1.4%

        Compensation expense and related tax benefits for stock options were as follows:

	For the Fiscal Years Ended,
	Dec. 1, 2012	Dec. 3, 2011	Nov. 27, 2010
Compensation expense	$604	$564	$392

Related tax benefit	$148	$138	$99

        Forfeiture rates of 0%, 22.6% and 41.1% were utilized based on the historical activity of the grantees, including the groups in which the grantees are part of, such as non-employee directors, executives and all other employees.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Stockholders' Equity (Continued)

        A summary of the activity under the 2009 Stock Option Plan is as follows:

Vested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 28, 2009	71,133	$17.61
Exercised in 2010	(31,101)	12.20
Vested in 2010	5,698	32.84

Outstanding at November 27, 2010	45,730	23.18
Exercised in 2011	(10,667)	17.45
Vested in 2011	19,012	31.06

Outstanding at December 3, 2011	54,075	27.08
Exercised in 2012	(6,741)	17.80
Vested in 2012	38,049	32.19
Forfeited in 2012	(4,932)	32.43

Outstanding at December 1, 2012	80,451	$29.95

        The intrinsic value of options exercised in fiscal 2012, fiscal 2011 and fiscal 2010 was $49, $137 and $468, respectively.

Range of Exercise Prices for Vested Options	Outstanding at Dec. 1, 2012	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$11.00 - $12.00	6,776	$11.81	0.5	$92
$23.00 - $32.00	28,934	$28.38	4.7	2
$32.00 - $39.00	44,741	$33.72	6.0	—

	80,451	$29.95	5.1	$94

Nonvested Options	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 28, 2009	101,377	$32.84
Granted in 2010	8,202	29.25
Vested in 2010	(5,698)	32.84

Outstanding at November 27, 2010	103,881	32.56
Granted in 2011	113,212	28.68
Vested in 2011	(19,012)	31.06
Forfeited in 2011	(7,638)	28.47

Outstanding at December 3, 2011	190,443	30.56
Granted in 2012	10,996	25.45
Vested in 2012	(38,049)	32.19

Outstanding at December 1, 2012	163,390	$29.84

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Stockholders' Equity (Continued)

Range of Exercise Prices for Nonvested Options	Outstanding at Dec. 1, 2012	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00 - $29.00	115,056	$28.41	8.2	$11
$33.00 - $35.00	48,334	$33.24	6.0	—

	163,390	$29.84	7.6	$11

Number of option holders at December 1, 2012			18

        As of December 1, 2012, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Fiscal 2013	$403
Fiscal 2014	$213
Fiscal 2015	$90
Fiscal 2016	$12

        The total grant date fair value of options vested during fiscal 2012, fiscal 2011 and fiscal 2010 was $523, $269 and $87, respectively.

  Accumulated Other Comprehensive Loss

        As of December 1, 2012, Griffin held 5,277,150 shares of common stock in Centaur Media and accounts for its investment in Centaur Media as an available-for-sale security under FASB ASC 320-10. Accordingly, the investment in Centaur Media is carried at its fair value on Griffin's consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income. Upon the sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that were sold during the time Griffin held those shares is reclassified from accumulated other comprehensive loss and included in Griffin's consolidated statement of operations.

        Griffin complies with FASB ASC 715-10 which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result, in fiscal 2012 and fiscal 2011, noncurrent liabilities increased by $77 and $56, respectively, and other comprehensive income decreased by $48 and $35, respectively, after tax. In fiscal 2010, noncurrent liabilities decreased by $304 and other comprehensive income increased by $188, after tax.

        Accumulated other comprehensive loss is comprised of the following:

	Dec. 1, 2012	Dec. 3, 2011
Unrealized loss on cash flow hedges	$(2,011)	$(1,522)
Unrealized gain on investment in Centaur Media plc	1,054	260
Actuarial gain on postretirement benefits plan	236	284

	$(721)	$(978)

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Stockholders' Equity (Continued)

  Cash Dividends

        In November 2011, Griffin's Board of Directors considered its dividend policy for succeeding years and decided that, beginning in fiscal 2012, rather than continuing to pay a quarterly dividend, it will consider the payment of an annual dividend at the end of its fiscal year. This change permits the Board to evaluate better both Griffin's prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend.

        In fiscal 2012, Griffin declared an annual dividend of $0.20 per common share, which was paid in the 2013 first quarter. In fiscal 2012, Griffin paid cash dividends of $513 to its common stockholders reflecting the dividend declared in the 2011 fourth quarter. In fiscal 2011 and fiscal 2010, Griffin declared a dividend of $0.10 per common share for each quarter and paid $2,052 and $2,041, respectively, of dividends to its common stockholders.

  Treasury Stock

        In fiscal 2012, Griffin received 1,355 shares of its common stock in connection with the exercise of stock options. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $40. In fiscal 2011 and fiscal 2010, Griffin did not receive any shares of its common stock in connection with the exercise of stock options.

15. Operating Leases

        As lessor, Griffin Land's real estate activities include the leasing of industrial, flex and office space. Future minimum rentals to be received under Griffin Land's noncancelable leases as of December 1, 2012 were:

2013	$17,270
2014	14,142
2015	11,437
2016	8,395
2017	7,794
Later years	28,065

$87,103

        Total rental revenue from all of Griffin Land's leases in fiscal 2012, fiscal 2011 and fiscal 2010 was $17,906, $17,964 and $17,352, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

15. Operating Leases (Continued)

        On August 1, 2009, Imperial entered into a six-year lease with Tri-B Nursery, Inc. ("Tri-B"), a private company, to lease to Tri-B the Florida farm. The lease includes an option for Tri-B to purchase the facility for an agreed upon price at any time during the term of the lease, with 50% of any rental payments made during the fourth, fifth and sixth years of the lease applied to the purchase price. In December 2010, Tri-B was sold to a private company and the lease of the Florida farm was assigned to the new owner. The lease of the Florida farm is being accounted for as an operating lease, with the remaining rental payments as follows:

2013	$600
2014	600
2015	400

$1,600

        Total rental revenue from Imperial's lease of its Florida farm in fiscal 2012, fiscal 2011 and fiscal 2010 was $467, $474 and $482, respectively.

        All future minimum rental payments, principally for Griffin's corporate headquarters, under noncancelable leases, as lessee, as of December 1, 2012 were:

2013	$224
2014	179
2015	174
2016	145

Total minimum lease payments	$722

        Total rental expense for all operating leases, as lessee, in fiscal 2012, fiscal 2011 and fiscal 2010 was $247, $249 and $246, respectively.

16. Supplemental Financial Statement Information

  Deferred Revenue on Land Sale

        On July 6, 2012, Griffin Land closed on the Dollar Tree Sale. Griffin Land is required, under the terms of the Dollar Tree Sale, to construct a sewer line to service the land sold. As a result of Griffin Land's continuing involvement with the required sewer line construction, the Dollar Tree Sale is being accounted for under the percentage of completion method, whereby the revenue and gain on sale are recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the sewer line. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.

        As of December 1, 2012, approximately 67% of the total costs related to the Dollar Tree Sale had been incurred, therefore, approximately 67% of the total revenue, $4,703, and approximately 67% of the pretax gain on sale, $3,942, are included in Griffin's consolidated statement of operations for the fiscal year ended December 1, 2012. The balance of the revenue and the pretax gain on sale will be

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

16. Supplemental Financial Statement Information (Continued)

recognized when the remaining costs are incurred, which is expected to take place in the first half of fiscal 2013. Included on Griffin's consolidated balance sheet as of December 1, 2012 is deferred revenue of $2,297 that will be recognized as the remaining costs are incurred. Including the pretax gain on sale of $3,942 recognized in the fiscal year ended December 1, 2012, the total gain on the Dollar Tree Sale is expected to be approximately $5,900 after all revenue is recognized and all costs incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required sewer line installation, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods.

  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of:

	Dec. 1, 2012	Dec. 3, 2011
Dividend payable	$1,028	$513
Trade payables	690	708
Accrued construction costs	668	473
Prepaid rent	634	705
Accrued salaries, wages and other compensation	407	409
Retainage	274	69
Other accrued liabilities	1,203	1,077

	$4,904	$3,954

  Supplemental Cash Flow Information

        Increases of $1,221 and $487 in fiscal 2012 and fiscal 2010, respectively, in the fair value of Griffin's Investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin's cash. A decrease of $2,097 in fiscal 2011 in the fair value of Griffin's Investment in Centaur Media reflects the mark to market adjustment of this investment and did not affect Griffin's cash.

        Griffin incurred new capital lease obligations of $54 and $38 in fiscal 2012 and fiscal 2011, respectively. Griffin did not incur any new capital lease obligations in fiscal 2010.

        Accounts payable and accrued liabilities related to additions to real estate assets increased by $400 and $348 in fiscal 2012 and fiscal 2011, respectively.

        In fiscal 2012, Griffin received, as consideration for the exercise of employee stock options, 1,355 shares of its common stock, but did not receive any shares of its common stock from employees in payment for required income tax withholdings. In fiscal 2011 and fiscal 2010, Griffin did not receive any shares of its common stock either as consideration for the exercise of employee stock options or for payment of required income tax withholdings. The common stock received is included in Treasury Stock on Griffin's consolidated balance sheet as of December 1, 2012.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

16. Supplemental Financial Statement Information (Continued)

        In fiscal 2008, Griffin completed a sale of land to the Town of Simsbury and recognized $2,500 in revenue. The sale was related to the settlement of litigation in connection with Griffin's proposed residential development in that town. Cash of $500 was received at the closing and $500 (including interest) was received in fiscal 2011, fiscal 2010 and fiscal 2009. The final payment of $700 was received in fiscal 2012.

        Griffin did not receive any income tax refunds in fiscal 2012 or fiscal 2011. In fiscal 2010, Griffin received income tax refunds, net of income tax payments, of $6,648. Interest payments in fiscal 2012, fiscal 2011 and fiscal 2010 were $3,408, $4,307 and $4,107, respectively, including capitalized interest of $596 and $134 in fiscal 2012 and fiscal 2011, respectively. There was no capitalized interest in fiscal 2010.

17. Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2012 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$4,613	$12,734	$12,547	$6,697	$36,591
Gross profit	1,447	2,643	6,366	1,608	12,064
(Loss) income from continuing operations	(1,125)	(412)	1,882	(1,026)	(681)
Income from discontinued operation, net of tax	1,647	—	—	—	1,647
Net income (loss)	522	(412)	1,882	(1,026)	966
Per share results:
Basic:
(Loss) income from continuing operations	(0.22)	(0.08)	0.37	(0.20)	(0.13)
Income from discontinued operation, net of tax	0.32	—	—	—	0.32
Basic net income (loss) per common share	0.10	(0.08)	0.37	(0.20)	0.19
Diluted:
(Loss) income from continuing operations	(0.22)	(0.08)	0.37	(0.20)	(0.13)
Income from discontinued operation, net of tax	0.32	—	—	—	0.32
Diluted net income (loss) per common share	0.10	(0.08)	0.37	(0.20)	0.19

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

        In the 2012 fourth quarter, as a result of an increase in the estimated costs to complete the required improvements related to the Dollar Tree Sale, Griffin recorded a reduction in revenue of $657 for the Dollar Tree Sale. The increase in estimated costs was due to changes to the location of the sewer line to be constructed that was required by the governmental authority responsible for such matters. As a result, the estimated costs to complete the sewer construction increased from the estimate made at the end of the 2012 third quarter, thus the estimated percentage of completion was lower at the end of fiscal 2012 than what was estimated at the end of the 2012 third quarter.

        In the 2011 fourth quarter, costs of landscape nursery sales in Griffin's consolidated statement of operations included $487, principally for plants lost due to disease issues in the landscape nursery business. Also in the 2011 fourth quarter, Griffin's consolidated statement of operations included an insurance gain of $371 for the settlements of the claims from hoop houses that collapsed, due to snow load, earlier in the year and plants lost due to an unusually early season snowstorm (see Note 5).

        Property sales revenue in Griffin's 2011 fourth quarter consolidated statement of operations reflects $3,600 from two property sales that closed in that quarter.

        The sum of the four quarters earnings per share data may not equal the annual earnings per share data due to the requirement that each period be calculated separately.

        Imperial's landscape nursery business is highly seasonal, with net sales peaking in the spring, which is included in Griffin's second quarter.

18. Commitments and Contingencies

        As of December 1, 2012, Griffin had committed purchase obligations of approximately $2,994, principally for the development of Griffin Land's properties and the purchase of plants and raw materials by Imperial.

        Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

18. Commitments and Contingencies (Continued)

any, with respect to these matters is not expected to be material, individually or in the aggregate, to Griffin's consolidated financial position, results of operations or cash flows.

19. Subsequent Events

        On December 28, 2012, Griffin Land closed on the acquisition of approximately 49 acres of undeveloped land in the Lehigh Valley of Pennsylvania for $7,119 in cash. The purchase of this land was completed using the proceeds from the Dollar Tree Sale that had been placed in escrow, to be used to acquire a replacement property under a Section 1031 like-kind exchange for income tax purposes. The land acquired is expected to support the development of two buildings totaling at least 500,000 square feet. As governmental approvals of such development were not in place at the time of closing, the seller agreed to provide Griffin Land with rescission rights if the required approvals are not obtained or the seller does not complete certain post-closing obligations.

        On January 18, 2013, Griffin completed the sale of its investment in SNHC for initial cash proceeds of $3,226. Some additional cash proceeds may be received as a result of certain post-closing purchase price adjustments based on the amount of working capital of SNHC as of the closing date.

        On January 30, 2013, Griffin sold 1,000,000 of the 5,277,150 shares of common stock of Centaur Media that it held for proceeds of approximately $870.

        In accordance with FASB ASC 855, "Subsequent Events," Griffin has evaluated all events or transactions occurring after December 1, 2012, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended December 1, 2012, other than the disclosures herein.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Griffin Land & Nurseries, Inc.

        We have audited the consolidated financial statements of Griffin Land & Nurseries, Inc. and subsidiaries (the "Company") as of December 1, 2012 and December 3, 2011 and for each of the three fiscal years in the period ended December 1, 2012 listed in the index appearing under Item 15(a)(1). Our audits also included the financial statement schedules of Griffin Land & Nurseries, Inc. listed in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and subsidiaries as of December 1, 2012 and December 3, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 1, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Griffin Land & Nurseries, Inc. and subsidiaries' internal control over financial reporting as of December 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2013 expressed an unqualified opinion on the effectiveness of Griffin Land & Nurseries, Inc's internal control over financial reporting.

New Haven, Connecticut
February 14, 2013

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

        Disclosure Controls and Procedures:    The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. The Company's principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company's management, the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

        Management's Report on Internal Control Over Financial Reporting:    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of December 1, 2012, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment and those criteria, management of the Company has concluded that, as of December 1, 2012, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, McGladrey LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 1, 2012, as stated in their attestation report appearing below.

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

        We have audited Griffin Land & Nurseries, Inc.'s (the "Company") internal control over financial reporting as of December 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Griffin Land & Nurseries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Griffin Land & Nurseries, Inc. as of December 1, 2012 and December 3, 2011 and for each of the three fiscal years in the period ended December 1, 2012 listed in the index appearing under Item 15(a)(1) and our report dated February 14, 2013 expressed an unqualified opinion.

New Haven, Connecticut
February 14, 2013

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Frederick M. Danziger	72	Chairman of the Board of Directors and Chief Executive Officer
Winston J. Churchill, Jr.	72	Director
David M. Danziger	46	Director
Thomas C. Israel	68	Director
John J. Kirby, Jr.	73	Director
Jonathan P. May	46	Director
Albert H. Small, Jr.	56	Director
Michael S. Gamzon	43	President and Chief Operating Officer
Scott Bosco	46	Vice President of Construction, Griffin Land division
Anthony J. Galici	55	Vice President, Chief Financial Officer and Secretary
Thomas M. Lescalleet	50	Senior Vice President, Griffin Land division
Gregory M. Schaan	55	President and Chief Executive Officer, Imperial Nurseries, Inc.

        Griffin's directors are each elected for a term of one year.

        Frederick M. Danziger was appointed Chairman of the Board of Directors and Chief Executive Officer in May 2012. Mr. Frederick M. Danziger was a Director and the President and Chief Executive Officer of Griffin from April 1997 through May 2012, and was a Director of Culbro Corporation from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Frederick M. Danziger was Of Counsel to the law firm of Latham & Watkins from 1995 until 1997. From 1974 until 1995, Mr. Frederick M. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Frederick M. Danziger also is a Director of Monro Muffler Brake, Inc. and Bloomingdale Properties, Inc. Frederick M. Danziger is the father of David M. Danziger, the father-in-law of Michael S. Gamzon and the brother-in-law of John J. Kirby, Jr. Mr. Frederick M. Danziger's background as a lawyer and his extensive experience and knowledge with respect to real estate and real estate financing, which is a significant part of Griffin's business, provides a unique perspective to the Board.

        Winston J. Churchill, Jr. has been a Director of Griffin since April 1997. Mr. Churchill is also a Director of Amkor Technology, Inc., Innovative Solutions and Support, Inc., Rodman & Renshaw Capital Group, Inc. and Cyalume Technologies Holdings, Inc. He is managing general partner of SCP Partners, which manages venture capital and private equity investments for institutional investors, and is Chairman of CIP Capital Management, Inc. Mr. Churchill is the brother-in-law of Albert H. Small, Jr. Mr. Churchill has significant experience as a member of Griffin's Board of Directors, has many years of general business experience and expertise as a managing general partner and board member of publicly held companies.

        David M. Danziger has been a Director of Griffin since May 2006. He was an Executive Vice President of General Cigar Holdings, Inc. from January 1999 through April 2005. David M. Danziger is a managing member of Culbro LLC. David M. Danziger is the son of Frederick M. Danziger and the brother-in-law of Michael S. Gamzon. Mr. David M. Danziger has many years of general business experience and expertise as an executive of a publicly held company.

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

        John J. Kirby, Jr. was elected a Director in November 2012. Mr. Kirby retired in 2007 as a partner of Latham & Watkins, LLP and was head of litigation of that firm's New York office from 1996 to 2004. Mr. Kirby is the brother-in-law of Mr. Frederick M. Danziger. Mr. Kirby's background as a lawyer and his general business experience and knowledge provides an additional perspective to the Board.

        Jonathan P. May was elected a Director in September 2012. Mr. May has been the Chief Operating Officer and Chief Financial Officer and a Director of The CarbonNeutral Company, a private company that is a leading provider of carbon reduction programs for corporations since 2008. Mr. May was the founder and managing Director of Catalytic Capital, LLC from 2004 to 2008. Mr. May has significant general business experience, finance experience, and expertise as an executive.

        Albert H. Small, Jr. has been a Director of Griffin since January 2009. Mr. Small was President of Renaissance Housing Corporation, a private company involved in residential real estate development from 1984 through March 2005, and President of WCI Communities Mid-Atlantic Division from March 2005 through March 2008. From March 2008 through the present, Mr. Small has been active in the development and management of several commercial and office developments in Washington D.C. Mr. Small is the brother-in-law of Winston J. Churchill, Jr. Mr. Small has significant experience in real estate development and management which gives him unique insights into Griffin's challenges, opportunities and operations.

        Michael S. Gamzon was appointed President and Chief Operating Officer in May 2012. Mr. Gamzon was Executive Vice President and Chief Operating Officer of Griffin from September 2010 through May 2012 and was a Vice President of Griffin from January 2008 through August 2010. Mr. Gamzon was an investment analyst with Alson Capital Partners, LLC from April 2005 until January 2008 and an investment analyst with Cobalt Capital Management, LLC from March 2002 until March 2005. Mr. Gamzon is the son-in-law of Frederick M. Danziger and the brother-in-law of David M. Danziger.

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

Audit Committee

        Griffin's Audit Committee consists of Thomas C. Israel, Chairman, Jonathan P. May and Albert H. Small, Jr. Mr. May was appointed to the Audit Committee upon Winston J. Churchill, Jr.'s resignation from the Audit Committee on January 22, 2012. All members of the Audit Committee meet the NASDAQ composition requirements, including the requirements regarding financial literacy, and the Board has determined that each member is independent under the listing standards of NASDAQ and the rules of the SEC, regarding audit committee membership. In addition, Mr. Israel's employment experience in finance results in his financial sophistication under NASDAQ rules, although none of the members of the Audit Committee are considered a financial expert as defined by Item 407(d)(5) of Regulation S-K of the Securities and Exchange Act of 1934. Through January 31, 2012, the Audit Committee engaged an accounting and auditing firm as an advisor to the Audit Committee in carrying out its responsibilities, represented by a partner who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies. Subsequent to January 31, 2012, the Audit Committee directly engaged the former partner of the accounting and auditing firm that had provided service to Griffin to advise the Audit Committee. The Audit Committee approves all auditing and non-auditing services, reviews audit reports and the scope of audit by Griffin's independent registered public accountants and related matters pertaining to the preparation and examination of Griffin's financial statements. From time to time, the Audit Committee makes recommendations to the Board of Directors with respect to the foregoing matters. The Audit Committee held 4 meetings in fiscal 2012.

Board of Directors' Role in Oversight of Risk

        Management is responsible for Griffin's day-to-day risk management activities, and the Board's role is to engage in informed risk oversight. In fulfilling this oversight role, Griffin's Board of Directors focuses on understanding the nature of Griffin's enterprise risks, including operations and strategic direction, as well as the adequacy of Griffin's overall risk management system. There are a number of ways the Board performs this function, including the following:

  •
  at its regularly scheduled meetings, the Board receives management updates on Griffin's business operations, financial results and strategy, and discusses risks related to its businesses;

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

Nominating Committee

        Griffin's Nominating Committee consists of Thomas C. Israel, Chairman, Winston J. Churchill, Jr. and Albert H. Small, Jr. The three members of the Nominating Committee are independent directors. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. In searching for qualified director candidates for election to Griffin's Board of Directors and to fill vacancies on the Board, the Board may solicit current directors for the names of potentially qualified candidates and may ask directors to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates and will consider suggestions from shareholders for nominees for election as directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Board believes such a policy is not necessary in that the Nominating Committee will consider nominees based on a nominee's qualifications, regardless of whether the nominee is recommended by stockholders. The Nominating Committee does not have a charter. The Nominating Committee held two meetings in fiscal 2012.

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

Board Leadership Structure

        Prior to the death of Mr. Edgar Cullman, Griffin's Chairman of the Board, in August 2011, the Board had been led by a Non-Executive Chairman since 1997. Separate individuals held the positions of Chairman of the Board and Chief Executive Officer, and the Chairman was not an employee. In May 2012, the Board appointed Mr. Frederick M. Danziger Chairman of the Board and Chief Executive Officer. In making that appointment, the Board concluded that, based on Griffin's present circumstances, Griffin and its stockholders are best served by having Mr. Danziger serve as Chairman of the Board and Chief Executive Officer. Mr. Danziger's combined role as Chairman of the Board and Chief Executive Officer promotes unified leadership and direction for Griffin, which allows for a single, clear focus for management to execute Griffin's strategy and business plans, particularly in light of Mr. Danziger's service as Griffin's Chief Executive Officer since 1997.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Griffin's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. Based on its involvement in the preparation of certain such forms, and a review of copies of other such forms received by it, Griffin believes that with respect to fiscal 2012, all such Section 16(a) filing requirements were satisfied.

ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

        This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to each of Griffin's named executive officers (the "Named Executive Officers") during the last completed fiscal year. The Named Executive Officers for the fiscal year ended December 1, 2012 are as follows:

Frederick M. Danziger	Chairman of the Board and Chief Executive Officer ("CEO") of Griffin
Michael S. Gamzon	President and Chief Operating Officer ("COO") of Griffin
Anthony J. Galici	Vice President, Chief Financial Officer and Secretary of Griffin
Thomas M. Lescalleet	Senior Vice President of the Griffin Land division
Gregory M. Schaan	President and Chief Executive Officer of Imperial Nurseries, Inc.

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

Design and Implementation

        With these objectives in mind, Griffin's Compensation Committee has built an executive compensation program that consists of three principal elements:

  1.
  Base Salary

  2.
  Annual Incentive Compensation Programs

  3.
  Long-Term Incentive Program

        Griffin also contributes to a 401(k) savings plan and deferred compensation plan on behalf of its Named Executive Officers. These contributions, however, comprise a relatively minor portion of Griffin's Named Executive Officers' compensation packages.

Base Salary

        Griffin pays base salaries to its Named Executive Officers in order to provide a consistent, minimum level of pay that sustained individual performance warrants. Griffin also believes that a competitive annual base salary is important to attract and retain an appropriate caliber of talent for each position over time.

        The annual base salaries of Griffin's Named Executive Officers are determined by its Chairman and CEO (except with regard to his salary) and approved annually by the Compensation Committee. The annual base salary of Griffin's Chairman and CEO is determined by the Compensation Committee. All salary decisions are based on each Named Executive Officer's level of responsibility, experience and recent and past performance, as determined by the Chairman and CEO and the Compensation Committee, as applicable. Griffin does not benchmark its base salaries in any way, nor does Griffin employ the services of a compensation consultant.

Annual Incentive Compensation Programs

        Griffin's annual incentive programs are designed to recognize short-term performance against established annual performance goals for each of its operating businesses, as explained below. These performance goals are developed by the Chairman and CEO and approved or modified, as necessary, by the Compensation Committee. Additionally, the Compensation Committee retains the discretion to adjust any awards made to Griffin's executives, including making awards in the absence of the attainment of any of the performance goals under Griffin's annual incentive compensation plans. Any such adjustment may only be to the benefit of the participants. The Compensation Committee made a discretionary increase in the amount of $138,280 to the incentive compensation pool for fiscal 2012 under the Griffin Land Incentive Compensation Plan. Griffin makes annual incentive payments, if any, in the year following the year in which they are earned.

Griffin Land

        Under the Griffin Land Incentive Compensation Plan for Fiscal Year 2012 (the "Griffin Land Incentive Plan"), incentive compensation is awarded based on certain defined components, including: (i) profit from property sales (10% of the pretax profit on property sales, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $150,000 of incentive compensation that could have been accrued under this component); (ii) value generated from build-to-suit projects entered into in fiscal 2012 (10% of the incremental value created, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $200,000 of incentive compensation that could have been accrued under this component); (iii) value generated from the leasing of projects built on speculation (10% of the incremental value generated, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $200,000 of incentive compensation that could have been accrued under this component); (iv) the leasing of currently vacant space (with a maximum of an aggregate $200,000 of incentive compensation that could have been accrued under this component); and (v) the renewal of leases expiring in fiscal 2012 (with a maximum of an aggregate $60,000 of incentive compensation that could have been accrued under this component). Any amounts of incentive compensation earned under components (iv) and (v) are subject to adjustment based on the amount of funds from operations, as defined in the Griffin Land Incentive Plan, achieved by Griffin Land. An additional discretionary component exists related to potential transactions involving Griffin Land's properties in Pennsylvania. If, at the discretion of the Compensation Committee, incentive compensation is warranted as a result of transactions on the real estate assets in Pennsylvania, 50% of such incentive compensation would be accrued under this component; however, the Compensation Committee did not exercise its discretion to award an amount for this component of the Griffin Land Incentive Plan for fiscal 2012. These objectives are designed to reward management for increasing the operating cash flow of the real estate business. Amounts earned under each objective are accrued into an incentive compensation pool up to a maximum incentive compensation amount, which was $810,000 in fiscal 2012, if all targets were achieved at their maximum amounts. The incentive compensation pool is divided among executives and employees of Griffin Land. The amounts earned by Griffin Land employees under the Griffin Land Incentive Plan may be increased at the discretion of the Compensation Committee. The Compensation Committee increased the incentive compensation pool of the Griffin Land Incentive Plan for fiscal 2012 by $138,280 principally due to the completion of the sale of approximately 93 acres of undeveloped land to Dollar Tree Distribution, Inc. for cash proceeds of $7.0 million in fiscal 2012. Incentive compensation on that transaction was specifically excluded from the component of the Griffin Land Incentive Plan for property sales and left to the discretion of the Compensation Committee.

        Over the past three years, achievement of the components of the Griffin Land Incentive Plan has been as follows:

Incentive Plan Component	Fiscal 2012	Fiscal 2011	Fiscal 2010
Profit from property sales	Achieved	Achieved	Achieved
Value generated from buildings built on speculation	Not Achieved	Not Applicable	Not Achieved
Value generated from build-to-suit projects	Not Achieved	Not Achieved	Not Achieved
Leasing of currently vacant space	Achieved	Achieved	Achieved
Renewal of expiring leases	Achieved	Achieved	Achieved

        The achievement of profit from property sales, leasing of currently vacant space and renewal of expiring leases resulted in $161,720 being accrued into the incentive compensation pool for the Griffin Land Incentive Plan for fiscal 2012. Subsequently, the Compensation Committee, at its discretion, increased the incentive compensation pool by $138,280 bringing the total amount accrued into the Griffin Land incentive compensation pool for fiscal 2012 to $300,000.

Imperial Nurseries

        Under the Imperial Nurseries, Inc. Incentive Compensation Plan for Fiscal Year 2012 (the "Imperial Incentive Plan"), incentive compensation is awarded based on the achievement of certain defined components, including operating profit and operating cash flow by Imperial Nurseries, Inc. ("Imperial").

Operating Profit

        The amount to be accrued into Imperial's incentive compensation pool with respect to operating profit is a percentage of Imperial's operating profit achieved. If Imperial incurs an operating loss, no incentive compensation is accrued. If Imperial achieves an operating profit below $250,000, 30% of the operating profit is accrued into the incentive compensation pool. If Imperial's operating profit is between $250,000 and $500,000, $75,000 plus 40% of the operating profit above $250,000 is accrued into the incentive compensation pool. If Imperial's operating profit is between $500,000 and $750,000, $175,000 plus 50% of the operating profit above $500,000 is accrued into the incentive compensation pool. If Imperial's operating profit is between $750,000 and $1,000,000, $300,000 plus 30% of the operating profit above $750,000 is accrued into the incentive compensation pool. If Imperial's operating profit is above $1,000,000, $375,000 plus 25% of the operating profit above $1,000,000 is accrued into the incentive compensation pool. Because Imperial did not achieve an operating profit in fiscal 2012, no amounts were accrued into Imperial's incentive compensation pool for the operating profit component of the Imperial Incentive Plan.

Operating Cash Flow

        The amount to be accrued into Imperial's incentive compensation pool with respect to operating cash flow is $20,000 if operating cash flow, as calculated for incentive compensation purposes, equals $250,000, or $0 if operating cash flow, as calculated for incentive compensation purposes, is below $250,000. If operating cash flow, as calculated for incentive compensation purposes, exceeds $250,000 but is less than $425,000, 12% of the operating cash flow above $250,000 will also be accrued into the incentive compensation pool. For each additional $25,000 increment of operating cash flow, as calculated for incentive compensation purposes, above $425,000, $3,125 of incentive compensation will also be accrued into the incentive compensation pool. Because Imperial's fiscal 2012 operating cash flow, as calculated for incentive compensation purposes, was below $250,000, no amounts were accrued into Imperial's incentive compensation pool for the operating cash flow component of the Imperial Incentive Plan.

        No amounts were accrued into Imperial's incentive compensation pool for fiscal 2012 because neither the operating profit component nor the operating cash flow component were met.

Corporate

        The 2012 Corporate Incentive Compensation Plan (the "Corporate Incentive Plan") was designed to reward corporate employees, including Griffin's Chairman and CEO, President and COO and the Vice President, Chief Financial Officer and Secretary, based on the results of Griffin's operating businesses, consistent with Griffin's goal to award for performance through team results as discussed above. Under the Corporate Incentive Plan, the amount of corporate incentive compensation was based on the levels of incentive compensation earned at Griffin Land and Imperial. If both the employees at Griffin Land and the senior executives at Imperial had earned incentive compensation under their respective plans, then an amount equal to 80% of the sum of those respective pools would accrue into the Corporate incentive compensation pool. However, because only Griffin Land earned incentive compensation, an amount equal to 15% of the total amount of the Griffin Land incentive compensation pool, including the Compensation Committee's discretionary increase to the Griffin Land incentive compensation pool of $138,280, was accrued into the Corporate incentive compensation pool, of which the President and COO and the Vice President, Chief Financial Officer and Secretary were beneficiaries. The President and COO and the Vice President, Chief Financial Officer and Secretary were each allocated 35% of that pool. The Chairman and CEO received no allocation.

Long-Term Incentive Program–Equity Awards

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

        Stock option awards to Named Executive Officers are entirely discretionary. The Chairman and CEO recommends whether and how many stock options should be awarded to the other Named Executive Officers, and the Compensation Committee approves or, if necessary, modifies his recommendations. The Compensation Committee solely determines whether and how many stock options should be awarded to the Chairman and CEO. In making stock option award determinations, the Chairman and CEO and the Compensation Committee consider the prior contribution of participants and their expected future contributions to the growth of Griffin. In fiscal 2012, no stock options were awarded to the Named Executive Officers and no stock options were issued to other employees.

        The Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the "2009 Stock Option Plan") makes available options to purchase 386,926 shares of Griffin common stock, which includes options to purchase the 161,926 shares that were available for issuance under Griffin's prior stock option plan.

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

        Of the 386,926 shares of common stock reserved for issuance under the 2009 Stock Option Plan, as of December 1, 2012, 124,569 shares were subject to outstanding options granted under the 2009 Stock Option Plan. In addition, as of December 1, 2012, 262,357 shares were available for future awards under the 2009 Stock Option Plan (which includes certain shares that again became available following the forfeiture of outstanding options). For more information on stock options, see the Summary Compensation Table, Grants of Plan-Based Awards Table, Outstanding Equity Awards Table and their footnotes.

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

Analysis

Base Salary

        The following table presents the base salaries for Griffin's Named Executive Officers in 2012 and the percentage increase over their 2011 base salaries.

	Annual Salary	% Increase
Mr. Danziger	$520,000	—
Mr. Gamzon	$331,500	2%
Mr. Galici	$273,400	2%
Mr. Lescalleet	$239,292	2%
Mr. Schaan	$244,800	—

Annual Incentive Compensation Program

        The following table presents the total annual incentive payments made to the Named Executive Officers for fiscal 2012, the amount of annual incentive compensation awarded under Griffin's respective annual incentive compensation plans, and the amount of any discretionary bonus the Compensation Committee awarded to the Named Executive Officers.

	Incentive Plan Payments	Discretionary Bonus Payments	Total Annual Incentive Payments
Mr. Danziger	—	—	—
Mr. Gamzon	$15,750	—	$15,750
Mr. Galici	$15,750	—	$15,750
Mr. Lescalleet	$48,516	$41,484	$90,000
Mr. Schaan	—	—	—

Griffin Land

        Mr. Lescalleet was awarded $90,000 in annual incentive compensation for 2012 based on the formula under the Griffin Land Incentive Plan which included $41,484 of the $138,280 discretionary amount added by the Compensation Committee to the Griffin Land Incentive Plan incentive compensation pool for fiscal 2012.

Imperial Nurseries

        Mr. Schaan did not receive an award under the Imperial Incentive Plan because Imperial did not achieve an operating profit or meet the operating cash flow requirements of the Imperial Incentive Plan in fiscal 2012. The Compensation Committee did not exercise its discretion to alter the formula result of the Imperial Incentive Plan.

Corporate

        Because only employees at Griffin Land earned incentive compensation for fiscal 2012, under the Corporate Incentive Plan, the President and COO and the Vice President, Chief Financial Officer and Secretary were each entitled to receive incentive compensation of $15,750. The Chairman and CEO was not entitled to any incentive compensation. The Compensation Committee did not exercise its discretion to alter the formula result of the Corporate Incentive Plan.

Shareholder Say-on-Pay Votes

        At Griffin's 2012 annual meeting of stockholders, Griffin's stockholders were given the opportunity to cast an advisory vote on Griffin's executive compensation. Approximately 99% of the votes cast on this "2012 say-on-pay vote" were voted in favor of the proposal. Griffin has considered the 2012 say-on-pay vote and believes that the overwhelming support of the Griffin stockholders for the 2012 say-on-pay vote proposal indicates that Griffin's stockholders are supportive of the approach to executive compensation. Thus, Griffin did not make changes to its executive compensation arrangements in response to the 2012 say-on-pay vote. In the future, Griffin will continue to consider the outcome of the say-on-pay votes when making compensation decisions regarding its Named Executive Officers.

Accounting and Tax Considerations

        Griffin does not believe it need now adopt any policy with respect to the $1,000,000 deduction cap of Section 162(m) of the Internal Revenue Code. While the Compensation Committee will give due consideration to the deductibility of compensation payments on compensation arrangements with Griffin's executive officers, the Compensation Committee will make its compensation decisions based on an overall determination of what it believes to be in the best interests of Griffin and its shareholders, and deductibility will be only one among a number of factors used by the Compensation Committee in making its compensation decisions.

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

        Section 409A of the Internal Revenue Code imposes significant additional taxes and interest on underpayments of taxes in the event an employee or other service provider defers compensation under a plan or agreement that does not meet the requirements of Section 409A of the Internal Revenue Code. Griffin has generally structured its programs and individual arrangements in a manner intended to be exempt from or comply with the requirements of Section 409A of the Internal Revenue Code.

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed with management Griffin's Compensation Discussion and Analysis, and based upon this review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K and the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Winston J. Churchill, Jr. (Chairman) Thomas C. Israel Albert H. Small, Jr.

Summary Compensation Table

        The following table presents information regarding compensation of each of Griffin's Named Executive Officers for services rendered during fiscal years 2012, 2011 and 2010.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(8) ($)	All Other Compensation ($)		Total ($)
Frederick M. Danziger	2012	$520,000	$—	$—	$—	$15,858	(3)	$535,858
Chairman and Chief	2011	$538,846	$—	$322,000	$—	$15,825		$876,671
Executive Officer of Griffin	2010	$510,000	$—	$—	$—	$15,888		$525,888
Michael S. Gamzon	2012	$331,000	$—	$—	$15,750	$10,078	(4)	$356,828
President and Chief	2011	$334,615	$—	$322,000	$13,094	$9,967		$679,676
Operating Officer of Griffin	2010	$269,279	$—	$—	$10,045	$8,356		$287,680
Anthony J. Galici	2012	$272,984	$—	$—	$15,750	$16,554	(5)	$305,288
Vice President, Chief	2011	$277,673	$—	$161,000	$13,094	$16,840		$468,607
Financial Officer and	2010	$262,500	$—	$—	$10,045	$16,508		$289,053
Secretary of Griffin
Thomas M. Lescalleet	2012	$238,931	$41,484	$—	$48,516	$10,634	(6)	$339,565
Senior Vice President, Griffin	2011	$243,092	$—	$161,000	$74,820	$10,929		$489,841
Land division	2010	$230,077	$4,500	$—	$52,898	$10,526		$298,001
Gregory M. Schaan	2012	$244,800	$—	$—	$—	$7,552	(7)	$252,352
President and Chief	2011	$253,661	$—	$161,000	$—	$7,670		$422,331
Executive Officer of Imperial	2010	$240,000	$—	$—	$—	$7,726		$247,726

(1)
Fiscal 2011 was a 53-week year.

(2)
Option award amounts represent the grant date fair value for options granted to each of the Named Executive Officers in fiscal 2011. The assumptions used in determining the grant date fair value of the option awards are set forth in Note 14 of Griffin's consolidated financial statements. Option awards are made at the discretion of the Compensation Committee. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. Expense is recognized ratably in monthly increments over the three, four and five year vesting periods, and is based on the grant date fair value of the options. The grant date fair value does not change to reflect any subsequent changes in Griffin's stock price.

(3)
Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,476 and matching contributions related to the Deferred Compensation Plan of $11,190.

(4)
Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,881 and matching contributions related to the Deferred Compensation Plan of $5,005.

(5)
Represents life insurance premiums of $365, matching contributions related to the Griffin 401(k) Savings Plan of $4,707, matching contributions related to the Deferred Compensation Plan of $3,482 and an automobile allowance of $8,000.

(6)
Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $5,101, matching contributions related to the Deferred Compensation Plan of $2,041 and a medical insurance allowance of $3,300.

(7)
Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,566 and matching contributions related to the Deferred Compensation Plan of $2,794.

(8)
Messrs. Gamzon and Galici are beneficiaries of the Corporate Incentive Plan. Mr. Lescalleet is a beneficiary of the Griffin Land Incentive Plan.

Grants of Plan-Based Awards

        The following table presents information regarding the incentive awards granted to Griffin's Named Executive Officers for fiscal 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
				Option Awards: Number of Securities Underlying Options (#)			Grant Date Fair Value of Stock and Option Awards ($)
					Exercise Price of Option Awards ($/sh)	Closing Market Price on Grant Date ($/sh)
Name	Grant Date	Target ($)	Maximum ($)
Frederick M. Danziger (1)	n/a	$—	n/a	—	n/a	n/a	n/a
Michael S. Gamzon (1)	n/a	$15,750	n/a	—	n/a	n/a	n/a
Anthony J. Galici (1)	n/a	$15,750	n/a	—	n/a	n/a	n/a
Thomas M. Lescalleet (2)	n/a	$90,000	$243,000	—	n/a	n/a	n/a
Gregory M. Schaan (3)	n/a	$—	n/a	—	n/a	n/a	n/a

(1)
There are no threshold, target or maximum levels under the Corporate Incentive Plan. The amounts of payments to Messrs. Danziger, Gamzon and Galici under the Corporate Incentive Plan, if any, depend on the performance of Griffin's operating businesses during the fiscal year. The amounts shown for Messrs. Danziger, Gamzon and Galici in the Target column reflect the amounts payable to them under the plan based on the performance of Griffin Land and Imperial in fiscal 2012. Mr. Danziger did not receive a formula-based award pursuant to the Corporate Incentive Plan. The Compensation Committee did not exercise its discretion to award Messrs. Danziger, Gamzon or Galici any additional incentive bonus for fiscal 2012.

(2)
The Griffin Land Incentive Plan has no threshold or target levels; however, there is a maximum amount payable to Mr. Lescalleet under the Griffin Land Incentive Plan as shown in the Maximum column. The amount in the Target column for Mr. Lescalleet reflects the amount payable of $48,516 based on Griffin Land's performance during fiscal 2012 and Mr. Lescalleet's portion, $41,484, of the discretionary amount of $138,280 added by the Compensation Committee to the Griffin Land Incentive Plan incentive compensation pool for fiscal 2012. Mr. Lescalleet's maximum of $243,000 is calculated assuming all goals of the Griffin Land Incentive Plan are met at the maximum level of each, which would result in an accrual of $810,000 into the incentive compensation pool of the Griffin Land Incentive Plan. Mr. Lescalleet is entitled to 30% of the incentive compensation pool of the Griffin Land Incentive Plan.

(3)
There are no threshold, target or maximum levels under the Imperial Incentive Plan. The amounts payable to Mr. Schaan under the Imperial Incentive Plan depend on the operating profit, if any, and achieving an operating cash flow, as calculated under the Imperial Incentive Plan, for the fiscal year. Based on Imperial's performance during fiscal 2012, Mr. Schaan was not eligible to receive any payout pursuant to the Imperial Incentive Plan. Therefore, the representative amount shown under the Target column for Mr. Schaan is $0.

Employment Agreement with Named Executive Officer

        Gregory M. Schaan and Imperial entered into an employment agreement (the "Employment Agreement") dated January 1, 2001, pursuant to which Mr. Schaan agreed to serve as President of Imperial for the term of the agreement. The initial term of the Employment Agreement ended on November 30, 2003 and the agreement renews automatically for one year each December 1, unless written notice is given by either party at least sixty days prior to December 1. The Employment Agreement states that Mr. Schaan's annual base salary, as of December 1, 2001, is $210,000. Subsequent increases in Mr. Schaan's annual base salary, in the absence of an agreement, are to be determined by the Compensation Committee of the Board of Directors, but Mr. Schaan's salary will not be less than the previous year's annual base salary. The Employment Agreement also provides that Mr. Schaan is entitled to receive not less than 30% of Imperial's senior management incentive compensation pool as approved by the Compensation Committee. Mr. Schaan is also entitled to the use of a motor vehicle selected in the reasonable discretion of Imperial, including appropriate insurance, and a term life insurance policy in an amount equal to Mr. Schaan's annual base salary. The Employment Agreement also prohibits Mr. Schaan from competing with Imperial for one year after his employment terminates. For a discussion of the termination provisions and payments thereunder, please see the discussion in "Potential Payments Upon Termination or Change in Control" below.

Outstanding Equity Awards

        The following table presents information with respect to each unexercised stock option held by Griffin's Named Executive Officers as of December 1, 2012. There are no restricted stock awards.

	Option Awards(3)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised In-the-Money Options at Fiscal Year End(1) ($) Exercisable	Value of Unexercised In-the-Money Options at Fiscal Year End(1) ($) Unexercisable
Frederick M. Danziger	5,000	10,000	$33.07	1/20/2019	$—	$—	(2)
	—	25,000	$28.77	1/19/2021	$—	$—	(2)

	5,000	35,000			$—	$—

Michael S. Gamzon	16,667	8,333	$34.04	1/09/2018	$—	$—	(2)
	2,500	5,000	$33.07	1/20/2019	$—	$—	(2)
	—	25,000	$28.77	1/19/2021	$—	$—	(2)

	19,167	38,333			$—	$—

Anthony J. Galici	2,500	5,000	$33.07	1/20/2019	$—	$—	(2)
	—	12,500	$28.77	1/19/2021	$—	$—	(2)

	2,500	17,500			$—	$—

Thomas M. Lescalleet	2,500	5,000	$33.07	1/20/2019	$—	$—	(2)
	—	12,500	$28.77	1/19/2021	$—	$—	(2)

	2,500	17,500			$—	$—

Gregory M. Schaan	2,500	5,000	$33.07	1/20/2019	$—	$—	(2)
	—	12,500	$28.77	1/19/2021	$—	$—	(2)

	2,500	17,500			$—	$—

(1)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $25.37 per share (the closing price of Griffin's common stock on November 30, 2012, the last business day of the fiscal year) and the exercise price of each stock option.

(2)
There is no amount stated because the exercise price of the stock options is greater than the fair market value of $25.37 per share (the closing price of Griffin's common stock on November 30, 2012, the last business day of the fiscal year).

(3)
Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of the grant.

Non-Qualified Deferred Compensation

        Griffin maintains a Deferred Compensation Plan for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin 401(k) Savings Plan. A portion of an eligible employee's salary may be deferred. The investment options in the Deferred Compensation Plan mirror those of the Griffin 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets. Performance results of an employee's balance in the Deferred Compensation Plan are based on the returns of the mutual funds selected by the employee as if the amounts deferred were invested in the selected mutual funds. Distributions from the Deferred Compensation Plan may occur at termination of employment and/or at the time of qualifying hardship events, as defined. The following table presents information with respect to defined contribution plans or other plans providing for deferral of compensation on a non-tax qualified basis for Griffin's Named Executive Officers as of December 1, 2012.

Name	Executive Contributions for FYE 12/1/2012	Griffin Contributions for FYE 12/1/2012 (1)	Aggregate Earnings in FYE 12/1/2012	Aggregate Balance as of FYE 12/1/2012
Frederick M. Danziger	$40,670	$11,190	$83,470	$968,872
Michael S. Gamzon	$21,539	$5,005	$9,796	$105,136
Anthony J. Galici	$29,638	$3,482	$42,866	$450,032
Thomas M. Lescalleet	$919	$2,041	$7,268	$79,429
Gregory M. Schaan	$31,902	$2,794	$54,171	$448,658

(1)
Griffin's contributions to the Deferred Compensation Plan are included in the "All Other Compensation" column of the Summary Compensation Table. No earnings from the Deferred Compensation Plan are included in the "All Other Compensation" column of the Summary Compensation Table. For fiscal 2011, Messrs. Danziger, Gamzon, Galici, Lescalleet and Schaan each received contributions from Griffin to the Deferred Compensation Plan that were included in the "All Other Compensation" column of the Summary Compensation Table for such year in amounts equal to $11,178, $4,896, $3,467, $2,256, and $2,857, respectively. For fiscal 2010, Messrs. Danziger, Gamzon, Galici, Lescalleet and Schaan each received contributions from Griffin to the Deferred Compensation Plan that were included in the "All Other Compensation" column of the Summary Compensation Table for such year in amounts equal to $11,833, $3,848, $4,064, $2,654, and $3,560, respectively.

Potential Payments Upon Termination or Change in Control

        Imperial's Employment Agreement with Mr. Schaan governs the terms of Mr. Schaan's post-employment compensation in the event of termination or a change in control of Imperial (as defined in the Employment Agreement).

        In the event of Mr. Schaan's death or disability, Imperial will pay Mr. Schaan the sum of (i) his then current annual base salary and (ii) with respect to the year of Mr. Schaan's death or disability (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation Mr. Schaan would have earned for the full year. Accordingly, if Mr. Schaan had died or became disabled on December 1, 2012, Imperial would have been obligated to pay $244,800 to Mr. Schaan, or his estate, as applicable.

        In the event that Mr. Schaan terminates his employment (i) following a change in control of Imperial (as defined in the Employment Agreement), (ii) after being assigned duties that are significantly adversely different than those described in the Employment Agreement, (iii) following removal from any of the positions described in the Employment Agreement, (iv) following a material reduction in Imperial's fringe benefits, (v) after Imperial fails to have a successor assume the Employment Agreement, or (vi) after Imperial becomes insolvent or files a bankruptcy petition, Mr. Schaan is entitled to severance in an amount equal to the sum of (i) his then annual base salary and (ii) with respect to the year of Mr. Schaan's termination (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation that Mr. Schaan would have earned for the full year. Accordingly, if Mr. Schaan terminated his employment following any of these events on December 1, 2012, Imperial would have been obligated to pay $244,800 to Mr. Schaan.

        In the event that Imperial terminates Mr. Schaan's employment other than for cause, Mr. Schaan is entitled to severance in the amount of the sum of (i) his then current base salary and (ii) with respect to the year of Mr. Schaan's termination (at such time and based on such amount that he would have received under the Imperial Incentive Plan based on Imperial's performance for such year) a pro rata amount of incentive compensation Mr. Schaan would have earned for the full year. Accordingly, if Mr. Schaan's employment had been terminated by Imperial other than for cause on December 1, 2012, Imperial would have been obligated to pay $244,800 to Mr. Schaan.

        If Mr. Schaan's employment is terminated by a successor in interest within one year following a merger or sale, if there is a change in control (as defined in the Employment Agreement), or if Mr. Schaan terminates his employment with the successor within one year for any reason, Griffin agrees to employ Mr. Schaan for a period of one year, with compensation and benefits equal to or commensurate with the compensation and benefits provided in the Employment Agreement.

Director Compensation

        The following table represents information regarding the compensation paid during fiscal 2012 to members of Griffin's Board of Directors who are not also employees (the "Non-Employee Directors"). The compensation paid to Mr. Frederick M. Danziger is presented above in the Summary Compensation Table and the related explanatory notes.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)
Winston J. Churchill, Jr.	$55,500	$19,104	(1)	$74,604
David M. Danziger	$31,000	$19,104	(1)	$50,104
Thomas C. Israel	$57,000	$19,104	(1)	$76,104
John J. Kirby, Jr.	$4,125	$25,359	(1)	$29,484
Jonathan P. May	$9,292	$27,844	(1)	$37,136
Albert H. Small, Jr.	$42,562	$19,104	(1)	$61,666

(1)
The amount shown for Option Awards reflects the grant date fair value of options granted in fiscal 2012. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in Note 14 of the Notes to Consolidated Financial Statements.

        The following table represents the number of outstanding and unexercised stock option awards held by each of the Non-Employee Directors as of December 1, 2012:

Director	Number of Shares Subject to Outstanding Options as of 12/1/12
Winston J. Churchill, Jr.	15,997
David M. Danziger	5,925
Thomas C. Israel	15,997
John J. Kirby, Jr.	2,378
Jonathan P. May	1,870
Albert H. Small, Jr.	7,674

        Members of the Board of Directors who are not employees of Griffin receive $25,000 per year and $1,000 for each Board or Committee meeting they attend. A non-employee Chairman of the Board of Directors receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each receive an annual fee of $10,000 per year. The Nominating Committee Chairman receives an annual fee of $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen, each receive $5,000 per year for their service on the Committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on the Committee. Annual retainers are paid in quarterly installments. Upon the initial election of a Non-Employee Director to the Board of Directors, the Non-Employee Director is granted options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of the grant. The number of shares subject to options, granted to Non-Employee Directors at the time of initial election to the Board of Directors, is equal to $60,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2012, Griffin granted Messrs. Kirby and May 2,378 and 1,870 shares of Common Stock, respectively, at the time of their initial election to the Board of Directors. The 2009 Stock Option Plan also provides that Non-Employee Directors annually receive options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of grant. Under the 2009 Stock Option Plan, the number of shares, subject to options, granted to Non-Employee Directors upon their reelection to the Board of Directors, is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2012, Griffin granted Messrs. Churchill, David M. Danziger, Israel and Small each options exercisable for 1,687 shares of Common Stock at the time of their reelection to the Board of Directors. Griffin expects to grant additional options to its Non-Employee Directors in fiscal 2013 consistent with the 2009 Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2012, Messrs. Israel and Churchill served as members of Griffin's Compensation Committee. On January 22, 2013, Albert H. Small, Jr. was appointed by the Board to the Compensation Committee, increasing the Committee to three members. No member of the Compensation Committee has been an officer or employee of Griffin. None of Griffin's executive officers have served as a director or member of the compensation committee of any entity whose executive officers served as a director of Griffin or as a member of Griffin's Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by: (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and officers of Griffin, collectively. Unless otherwise indicated, information is provided as of January 31, 2013.

Name and Address (1)	Shares Beneficially Owned (2)	Percent of Total
Cullman and Ernst Group (3)	2,408,402	45.9
Frederick M. Danziger (3)	283,312	5.4
David M. Danziger (3)	154,911	3.0
Michael S. Gamzon (3)	161,156	3.1
John J. Kirby, Jr. (3)	3,378	*
Winston J. Churchill, Jr. SCP Partners 1200 Liberty Ridge Drive, Suite 300 Wayne, PA 19087	59,519	1.1
Thomas C. Israel Ingleside Investors 12 East 49th Street New York, NY 10017	35,519	*
Jonathan P. May The CarbonNeutral Company 10 East 40th Street New York, NY 10128	1,870	*
Albert H. Small, Jr. 7311 Arrowood Road Bethesda, MD 20817	4,535	*
Anthony J. Galici Griffin Land & Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	26,023	*
Gregory M. Schaan Imperial Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	5,250	*
Thomas M. Lescalleet Griffin Land 204 West Newberry Road Bloomfield, CT 06002	7,500	*
Scott Bosco Griffin Land 204 West Newberry Road Bloomfield, CT 06002	5,833	*
Gabelli Funds, Inc. et al (4) Gabelli Funds, Inc. One Corporate Center Rye, NY 10580	1,655,547	31.5
All directors and officers collectively, consisting of 12 persons (5)	648,806	12.4

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, NY 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power unless otherwise indicated in the footnotes to this table. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and executive officers. Includes stock options granted pursuant to the 2009 Stock Option Plan, as amended, that are exercisable within 60 days of January 31, 2012 as follows: Frederick M. Danziger–10,000 options; David M. Danziger–2,786 options; Michael S. Gamzon–30,000 options; John J. Kirby, Jr.–2,378 options; Winston J. Churchill, Jr.–12,858 options; Thomas C. Israel–12,858 options; Jonathan P. May–1,870 options; Albert H. Small, Jr.–4,535 options; Anthony J. Galici–5,000 options; Gregory M. Schaan–5,000 options; Thomas M. Lescalleet–5,000 options; and Scott Bosco–5,833 options.

(3)
Based on a Schedule 13D/A filed with the Commission on February 15, 2012 on behalf of the Cullman and Ernst Group and Griffin's records. Included in the shares held by the Cullman and Ernst Group are the following: 1,160,635 shares beneficially owned by Susan R. Cullman, of which she has sole voting and dispositive power with respect to 71,439 shares and shared voting and dispositive power with respect to 1,089,196 shares; 1,053,520 shares beneficially owned by Edgar M. Cullman, Jr., of which he has sole voting and dispositive power with respect to 152,522 shares and shared voting and dispositive power with respect to 900,998 shares; 786,998 shares beneficially owned by Louise Cullman, of which she has sole voting and dispositive power with respect to 18,410 shares, shared voting power with respect to 768,588 shares and shared dispositive power with respect to 761,588 shares; 424,682 shares beneficially owned by Lucy C. Danziger, of which she has sole voting and dispositive power with respect to 60,322 shares and shared voting and dispositive power with respect to 364,360 shares; 415,755 shares beneficially owned by John Ernst, of which he has sole voting and dispositive power with respect to 7,349 shares and shared voting and dispositive power with respect to 408,406 shares; 283,312 shares beneficially owned by Frederick M. Danziger, of which he has sole voting and dispositive power with respect to 73,534 shares and shared voting and dispositive power with respect to 209,778 shares; 275,110 shares beneficially owned by Elissa F. Cullman, of which she has sole voting and dispositive power with respect to 14,850 shares and shared voting and dispositive power with respect to 260,260 shares; 233,792 shares beneficially owned by B Bros. Realty, LLC, of which it has sole voting and dispositive power with respect to all such shares; 179,346 shares beneficially owned by Carolyn Sicher, of which she has sole voting and dispositive power with respect to 21,422 shares and shared voting and dispositive power with respect to 157,924 shares; 116,037 shares beneficially owned by Carolyn S. Fabrici, of which she has shared voting and dispositive power with respect to all such shares; 154,911 shares beneficially owned by David M. Danziger, of which he has sole voting and dispositive power with respect to 31,943 shares and shared voting and dispositive power with respect to 122,968 shares; 161,156 shares held by Michael S. Gamzon, of which he has sole voting and dispositive power with respect to 30,000 shares and shared voting and dispositive power with respect to 131,156 shares; 141,706 shares beneficially owned by Rebecca Gamzon, of which she has sole voting and dispositive power with respect to 10,550 shares and shared voting and dispositive power with respect to 131,156 shares; 86,970 shares beneficially owned by Alexandra Ernst, of which she has sole voting and dispositive power with respect to 1,748 shares and shared voting and dispositive power with respect to 85,222 shares; 45,134 shares beneficially owned by Jessica P. Ernst, of which she has sole voting and dispositive power with respect to 1,250 shares and shared voting and dispositive power with respect to 43,884 shares; 44,314 shares beneficially owned by Matthew Ernst, of which he has sole voting and dispositive power with respect to 1,650 shares and shared voting and dispositive power with respect to 42,664 shares; 20,315 shares beneficially owned by Margot P. Ernst, of which she has shared voting and dispositive power with respect to all such shares; 16,669 shares beneficially owned by Edgar M. Cullman III, of which he has sole voting and dispositive power with respect to all such shares; 13,594 shares beneficially owned by Samuel Cullman, of which he has sole voting and dispositive power with respect to all such shares; 9,550 shares beneficially owned by Georgina Cullman, of which she has sole voting and dispositive power with respect to all such shares; 21,138 shares beneficially owned by the Estate of Edgar M. Cullman, of which it has sole voting power with respect to all such shares; and 3,378 shares beneficially owned by John J. Kirby, Jr., of which he has sole voting and dispositive power with respect to all such shares.
  The Schedule 13D/A states that there is no formal agreement governing the group's holding and voting of shares held by members of the Cullman and Ernst Group but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. Certain of the shares held by members of the Cullman and Ernst Group are pledged as security for loans payable to third parties under standard pledge arrangements.

(4)
Griffin has received a copy of Schedule 13D/A as filed with the Commission by Gabelli Funds, LLC et al, reporting ownership of these shares as of December 10, 2012. As reported in said Schedule 13D/A, Gabelli Funds LLC reports sole dispositive power with respect to 552,100 of these shares, GAMCO Asset Management Inc. ("GAMCO") reports sole voting power with respect to 955,959 of these shares and sole dispositive power with respect to 1,012,459 of these shares and Teton Advisors, Inc. ("Teton Advisors") reports sole voting and dispositive power with respect to 90,988 of these shares. Mario Gabelli, as the controlling stockholder, Chief Executive Officer and a director of GGCP, Inc, ("GGCP"), Chairman and Chief Executive Officer of GAMCO Investors, Inc. ("GBL"), and the controlling shareholder of Teton Advisors, is deemed to have beneficial ownership of the shares owned beneficially by Gabelli Funds, LLC, GAMCO and Teton Advisors. GBL and GGCP are deemed to have beneficial ownership of the shares beneficially by each of the foregoing persons other than Mario Gabelli and the Gabelli Foundation, Inc. With respect to the 50,000 shares held by the Gabelli Capital Asset Fund, the 55,500 shares held by the Gabelli Equity Trust, the 104,000 shares held by the Gabelli Asset Fund, the 132,000 shares held by the Gabelli Value Fund, the 200,600 shares held by the Gabelli Small Cap Fund, and the 10,000 shares held by the Gabelli Equity Income Fund, the proxy voting committee of each such fund has taken and exercises sole voting power with respect to the shares held by such funds.

(5)
Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	243,841	$29.88	262,357

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

Board Independence

        Under NASDAQ rules, an "independent director" of a company means a person who is not an officer or employee of the company or its subsidiaries and, in the opinion of the company's board of directors, does not have a relationship with the company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Messrs. Churchill, Israel, May and Small qualify as independent directors under NASDAQ rules. All of the members of the Audit, Compensation and Nominating Committees are independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees incurred by Griffin for professional services rendered by McGladrey LLP for fiscal 2012 and fiscal 2011:

	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit fees	$673,006	$658,610
Audit-related fees	35,409	22,540
Tax fees	64,250	94,325
All other	—	—

	$772,665	$775,475

        Audit fees consist of fees incurred for professional services rendered for the audit of Griffin's consolidated financial statements and for the review of Griffin's interim consolidated financial statements. Audit-related fees include fees incurred for professional services rendered for the audit of Griffin's 401(k) Savings Plan by McGladrey LLP. Tax fees consist of fees incurred for professional services performed by McGladrey LLP relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to McGladrey LLP in fiscal 2012 or fiscal 2011.

        The Audit Committee's policy is to pre-approve all audit, audit-related and tax services to be provided by the independent registered public accountants. During fiscal 2012, Griffin's Audit Committee pre-approved all audit, audit-related and tax services. The Audit Committee has considered the non-audit services provided by McGladrey LLP and determined that the services provided were compatible with maintaining the independence of McGladrey LLP.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

3.2	Form of Bylaws of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

10.7	Form of 401(k) Plan of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

10.21	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company (incorporated by reference to Form 10-Q dated August 31, 2002, filed October 11, 2002)

10.24	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank (incorporated by reference to Form 10-K dated November 30, 2002, filed February 28, 2003)

10.28	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company (incorporated by reference to Form 10-Q dated May 29, 2004, filed July 13, 2004)

10.29	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company (incorporated by reference to Form 10-Q dated May 28, 2005, filed November 2, 2005)

10.30	Promissory Note dated July 6, 2005 (incorporated by reference to Form 10-Q dated May 28, 2005, filed November 2, 2005)

10.31	Guaranty Agreement as of July 6, 2005 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-Q dated May 28, 2005, filed November 2, 2005)

10.32	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company (incorporated by reference to Form 10-K dated December 2, 2006, filed February 15, 2007)

10.33	Amended and Restated Promissory Note dated November 16, 2006 (incorporated by reference to Form 10-K dated December 2, 2006, filed February 15, 2007)

10.34	Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company (incorporated by reference to Form 10-K dated December 2, 2006, filed February 15, 2007)

10.35	Employment Agreement by and between Imperial Nurseries, Inc. and Gregory M. Schaan dated January 1, 2001, as amended April 9, 2008, (incorporated by reference to Form 10-Q dated March 1, 2008, filed April 10, 2008)

10.36	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Land & Nurseries, Inc., and Berkshire Bank (incorporated by reference to Form 10-Q dated August 28, 2010, filed October 6, 2010)

Exhibit No.	Description
10.37	$12,000,000 Construction Note dated February 6, 2009 (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)

10.38	Revolving Line of Credit Loan Agreement dated February 27, 2009 between Griffin Land & Nurseries, Inc. and Doral Bank, FSB (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)

10.39	$10,000,000 Promissory Note (Revolving Line of Credit) dated February 27, 2009 (incorporated by reference to Form 10-Q dated February 28, 2009, filed April 9, 2009)

10.40	Loan and Security Agreement dated July 9, 2009 between Griffin Land & Nurseries, Inc. and People's United Bank (incorporated by reference to Form 10-Q dated August 29, 2009, filed October 8, 2009)

10.41	$10,500,000 Promissory Note dated July 9, 2009 (incorporated by reference to Form 10-Q dated August 29, 2009, filed October 8, 2009)

10.42	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank (incorporated by reference to Form 10-Q dated August 28, 2010, filed October 6, 2010)

10.43	$4,300,000 Promissory Note dated January 27, 2010 (incorporated by reference to Form 10-Q dated February 27, 2010, filed April 8, 2010)

10.44	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010 (incorporated by reference to Form 10-K dated November 27, 2010, filed February 10, 2011)

10.45	Revolving Line of Credit Loan Agreement with Doral Bank, FSB dated April 28, 2011 (incorporated by reference to Form 10-Q dated May 28, 2011, filed July 7, 2011)

10.46	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee (incorporated by reference to Form 10-Q dated May 28, 2011, filed July 7, 2011)

10.47	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee (incorporated by reference to Form 10-Q dated May 28, 2011, filed July 7, 2011)

10.48	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Land & Nurseries, Inc. and Webster Bank, National Association dated June 15, 2012 (incorporated by reference to Form 8-K dated June 15, 2012, file June 20, 2012)

14	Griffin Land & Nurseries, Inc. Code of Ethics (incorporated by reference to Form 10-K dated November 29, 2003, filed February 25, 2004)

21	Subsidiaries of Griffin Land & Nurseries, Inc. (incorporated by reference to Form 10-K dated November 28, 2009, filed February 10, 2010)

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

Exhibit No.		Description
32.1		Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith

32.2		Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed as part of a registration statement or prospectus for purposes of Actions 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 14, 2013.

GRIFFIN LAND & NURSERIES, INC.
BY:	/s/ FREDERICK M. DANZIGER Frederick M. Danziger Chairman and Chief Executive Officer
BY:	/s/ ANTHONY J. GALICI Anthony J. Galici Vice President, Chief Financial Officer and Secretary, Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 14, 2013.

Name	Title

/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ DAVID M. DANZIGER David M. Danziger	Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Chairman and Chief Executive Officer
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary, Chief Accounting Officer
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ JOHN J. KIRBY, JR. John J. Kirby, Jr.	Director
/s/ JONATHAN P. MAY Jonathan P. May	Director
/s/ ALBERT H. SMALL, JR. Albert H. Small, Jr.	Director

Schedule II—Valuation and Qualifying Accounts and Reserves
(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For the fiscal year ended December 1, 2012
Reserves:
Uncollectible accounts—trade	$131	26	21	50	(1)	$128

Inventories	$1,242	380	55	1,245	(2)	$432

Valuation allowance on deferred tax assets	$446	44	—	—		$490

For the fiscal year ended December 3, 2011
Reserves:
Uncollectible accounts—trade	$148	1	13	31	(1)	$131

Inventories	$582	1,187	354	881	(2)	$1,242

Valuation allowance on deferred tax assets	$469	(23)	—	—		$446

For the fiscal year ended November 27, 2010
Reserves:
Uncollectible accounts—trade	$187	(22)	24	41	(1)	$148

Inventories	$781	284	(11)	472	(2)	$582

Valuation allowance on deferred tax assets	$419	50	—	—		$469

Notes:

(1)
Accounts receivable written off or reclassified.

(2)
Inventories disposed.

Schedule III—Real Estate and Accumulated Depreciation
December 1, 2012
(dollars in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition Improvements	Gross Amount at December 1, 2012
Description	Location	Encumbrances		Land	Bldg. & Improve.		Land	Land Improvements	Bldg. & Bldg. Improvements	Tenant Improvements	Development Cost	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition	Depr. Life
Undeveloped Land		$—		$2,728	$—	$638	$2,728	$638	$—	$—	$—	$3,366	$(180)
New England Tradeport, Windsor/E. Granby, CT
Undeveloped portion		—		926	—	3,022	926	53	—	—	2,969	3,948	—
Industrial Buildings	1	8,034	(c)	8	—	4,426	8	487	3,682	257	—	4,434	(3,163)	1978		40 yrs.
Industrial Building	2	—	(a)	4	1,722	891	4	751	1,835	27	—	2,617	(1,595)	1982	1989	40 yrs.
Industrial Building	3	—	(a)	13	—	7,241	13	522	5,515	1,186	18	7,254	(1,227)	2008		40 yrs.
Industrial Building	4	—		9	—	3,896	9	316	3,449	131	—	3,905	(1,720)	1998		40 yrs.
Industrial Building	5	6,306		12	—	8,167	12	342	5,113	2,712	—	8,179	(4,803)	1999		40 yrs.
Industrial Building	6		(a)	7	—	3,313	7	11	3,051	251	—	3,320	(1,239)	2001		40 yrs.
Industrial Building	7	19,018		13	—	5,500	13	22	4,962	516	—	5,513	(1,785)	2003		40 yrs.
Industrial Building	8	—	(a)	16	—	7,489	16	1	6,893	595	—	7,505	(2,061)	2006		40 yrs.
Industrial Building	9	—	(a)	15	—	9,137	15	25	7,595	1,517	—	9,152	(3,385)	2005		40 yrs.
Industrial Building	10	11,396		57	—	15,931	57	1,028	13,806	1,097	—	15,988	(1,731)	2009		40 yrs.
Industrial Building	11	—		20	—	8,345	20	563	7,509	273	—	8,365	(1,309)	2007		40 yrs.
Industrial Building	12	—		12	—	6,902	12	448	6,240	214	—	6,914	(1,118)	2007		40 yrs.
Griffin Center, Windsor, CT
Undeveloped portion		—		403	—	889	403	—	—	—	889	1,292	—
Flex Building	13	3,943		19	—	8,202	19	145	8,057	—	—	8,221	(2,421)	2001		40 yrs.
Restaurant Building	14	—		1	—	2,161	1	261	1,391	509	—	2,162	(1,196)	1983		40 yrs.
Office Building	15	—	(b)	17	—	5,828	17	420	4,257	1,151	—	5,845	(2,321)	2002		40 yrs.
Office Buildings	16	6,726	(c)	1,193	7,958	2,711	1,193	731	7,966	1,972	—	11,862	(3,965)	1982/1987	2003	40 yrs.
Griffin Center South, Bloomfield, CT
Undeveloped portion		—		42	—	342	42	—	—	—	342	384	—
Office Building	17	—	(b)	5	—	3,935	5	576	2,799	560	—	3,940	(3,086)	1977		40 yrs.
Office Building	18	—	(b)	4	—	2,771	4	263	1,962	546	—	2,775	(1,650)	1985		40 yrs.
Office Building	19	—	(b)	2	—	1,948	2	376	1,442	130	—	1,950	(1,224)	1988		40 yrs.
Office Building	20	—	(b)	2	—	1,528	2	189	1,339	—	—	1,530	(954)	1989		40 yrs.
Industrial Building	21	—	(b)	1	—	765	1	86	679	—	—	766	(531)	1988		40 yrs.
Office Buildings	22	—	(b)(d)	10	—	3,898	10	155	3,337	406	—	3,908	(1,992)	1991		40 yrs.
Office Building	23	—	(b)	9	—	3,757	9	8	3,321	401	27	3,766	(1,247)	2001		40 yrs.
Bloomfield, CT
Industrial Building	24	—		1,294	1,264	—	1,294	72	1,126	66	—	2,558	(234)	1997	2007	40 yrs.
Breinigsville, PA
Industrial Building	25	4,066		832	4,560	—	832	349	3,990	221	—	5,392	(499)		2010	40 yrs.
Lehigh Valley Tradeport, Lower Nazareth, PA
Undeveloped Portion		—		1,351	—	3,018	1,351	—	—	—	3,018	4,369	—
Industrial Building	26	—		721	9,209	—	721	1,053	8,156	—	—	9,930	(71)	2012		40 yrs.
Quincy, FL
Nursery Farm		—		279	—	10,588	279	4,089	6,499	—	—	10,867	(8,946)		1959	20 yrs.
Simsbury, CT
Residential Development		—		201	—	6,161	201	—	—	—	6,161	6,362	—
Other		—		41	—	2,291	41	1,158	—	—	1,133	2,332	(1,091)

Subtotal		$59,489		$10,267	$24,713	$145,691	$10,267	$15,138	$125,971	$14,738	$14,557	$180,671	$(56,744)

(a)
Building included in mortgage listed on line above.

(b)
Buildings included as collateral for a $12.5 million revolving line of credit.

(c)
Includes two buildings.

(d)
Includes three buildings.

 Schedule III—Real Estate and Accumulated Depreciation (Continued)
(dollars in thousands)

Fiscal year ended December 1, 2012

	Cost	Reserve
Balance at beginning of year	$168,160	$(51,865)
Changes during the year:
Additions to real estate assets	13,557	—
Additions to reserve charged to costs and expense	—	(5,237)
Reclassification to real estate held for sale	(693)	5
Writeoff of fully depreciated assets	(353)	353
Cost of sales	—	—

Balance at end of year	$180,671	$(56,744)

Fiscal year ended December 3, 2011

	Cost	Reserve
Balance at beginning of year	$178,995	$(48,165)
Changes during the year:
Additions to real estate assets	3,186	—
Additions to reserve charged to costs and expense	—	(5,632)
Reclassification to real estate held for sale	(14,015)	1,932
Cost of sales	(6)	—

Balance at end of year	$168,160	$(51,865)

Fiscal year ended November 27, 2010

	Cost	Reserve
Balance at beginning of year	$171,456	$(43,145)
Changes during the year:
Additions to real estate assets	9,755	—
Additions to reserve charged to costs and expense	—	(5,791)
Reclassification to real estate held for sale	(1,208)	—
Writeoff of fully depreciated assets	(240)	240
Cost of sales	(768)	531

Balance at end of year	$178,995	$(48,165)