Form 10-Q
period 2013-03-02
GRIFFIN LAND & NURSERIES INC
filed 2013-04-11
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 2, 2013

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

Number of shares of Common Stock outstanding at April 5, 2013: 5,139,590

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	March 2, 2013	December 1, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$8,035	$10,181
Accounts receivable, less allowance of $126 and $128	1,456	1,846
Inventories, net	17,250	14,206
Deferred income taxes	525	525
Other current assets	3,679	3,564
Total current assets	30,945	30,322
Real estate assets, net	130,677	123,927
Proceeds held in escrow	—	6,934
Available for sale securities - Investment in Centaur Media plc	3,002	4,226
Property and equipment, net	2,126	2,125
Deferred income taxes	1,662	2,222
Real estate held for sale, net	1,186	1,186
Other assets	8,845	9,172
Total assets	$178,443	$180,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,756	$1,869
Accounts payable and accrued liabilities	4,027	4,904
Deferred revenue	2,412	3,742
Total current liabilities	8,195	10,515
Long-term debt	57,243	57,692
Other noncurrent liabilities	7,612	7,761
Total liabilities	73,050	75,968

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,527,911 shares issued, and 5,139,150 shares outstanding	55	55
Additional paid-in capital	107,171	107,056
Retained earnings	12,532	11,222
Accumulated other comprehensive loss, net of tax	(899)	(721)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)
Total stockholders’ equity	105,393	104,146
Total liabilities and stockholders’ equity	$178,443	$180,114

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,
	March 2, 2013	March 3, 2012
Rental revenue and property sales	$5,508	$4,413
Landscape nursery net sales and other revenue	202	200
Total revenue	5,710	4,613

Costs related to rental revenue and property sales	3,661	2,993
Costs of landscape nursery sales and other revenue	153	173
Total costs of goods sold and costs related to rental revenue and property sales	3,814	3,166

Gross profit	1,896	1,447

Selling, general and administrative expenses	2,865	2,722
Operating loss	(969)	(1,275)
Gain on sale of investment in Shemin Nurseries Holding Corporation	3,397	—
Gain on sale of common stock in Centaur Media plc	504	—
Interest expense	(978)	(875)
Investment income	—	387
Income (loss) before income tax (provision) benefit	1,954	(1,763)
Income tax (provision) benefit	(644)	638
Income (loss) from continuing operations	1,310	(1,125)
Discontinued operation, net of tax:
Income from operations, net of tax	—	117
Gain on sale of warehouse, net of tax	—	1,530
Total discontinued operation, net of tax	—	1,647

Net income	$1,310	$522

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.25	$(0.22)
Income from discontinued operation	—	0.32
Basic net income per common share	$0.25	$0.10

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.25	$(0.22)
Income from discontinued operation	—	0.32
Diluted net income per common share	$0.25	$0.10

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	For the 13 Weeks Ended,
	March 2, 2013	March 3, 2012

Net income	$1,310	$522

Other comprehensive (loss) income, net of tax:

Reclassifications included in net income	(222)	105

(Decrease) increase in fair value of Centaur Media plc	(39)	334

Unrealized gain (loss) on cash flow hedges	83	(256)

Total other comprehensive (loss) income, net of tax	(178)	183

Total comprehensive income	$1,132	$705

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Thirteen Weeks Ended March 2, 2013 and March 3, 2012

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 3, 2011	5,521,170	$55	$106,370	$11,284	$(978)	$(13,426)	$103,305

Stock-based compensation expense	—	—	138	—	—	—	138

Net income	—	—	—	522	—	—	522

Total reclassifications included in net income	—	—	—	—	105	—	105

Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(256)	—	(256)

Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	334	—	334

Balance at March 3, 2012	5,521,170	$55	$106,508	$11,806	$(795)	$(13,426)	$104,148

Balance at December 1, 2012	5,527,911	$55	$107,056	$11,222	$(721)	$(13,466)	$104,146

Stock-based compensation expense	—	—	115	—	—	—	115

Net income	—	—	—	1,310	—	—	1,310

Total reclassifications included in net income	—	—	—	—	(222)	—	(222)

Other comprehensive income from cash flow hedging transactions, net of tax	—	—	—	—	83	—	83

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(39)	—	(39)

Balance at March 2, 2013	5,527,911	$55	$107,171	$12,532	$(899)	$(13,466)	$105,393

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 13 Weeks Ended,
	March 2, 2013	March 3, 2012
Operating activities:
Net income	$1,310	$522
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment in Shemin Nurseries Holding Corporation	(3,397)	—
Depreciation and amortization	1,657	1,529
Gain on sale of property	(741)	(2,886)
Deferred income taxes	644	383
Gain on sale of common stock in Centaur Media plc	(504)	—
Stock-based compensation expense	115	138
Amortization of debt issuance costs	76	75
Changes in assets and liabilities:
Accounts receivable	390	441
Inventories	(3,044)	(2,866)
Other current assets	368	1,179
Accounts payable and accrued liabilities	668	628
Deferred revenue	(519)	(484)
Other noncurrent assets and noncurrent liabilities, net	(89)	149
Net cash used in operating activities	(3,066)	(1,192)

Investing activities:
Additions to real estate assets	(8,430)	(3,067)
Proceeds from property sales returned from (deposited in) escrow	6,934	(15,562)
Proceeds from the sale of investment in Shemin Nurseries Holding Corporation	3,226	—
Proceeds from the sale of common stock in Centaur Media plc	869	—
Additions to property and equipment	(41)	(26)
Proceeds from sale of property, net of expenses	—	15,537
Return of capital from Shemin Nurseries Holding Corporation	—	309
Net cash provided by (used in) investing activities	2,558	(2,809)

Financing activities:
Dividends paid to stockholders	(1,028)	(513)
Payments of debt	(610)	(455)
Net cash used in financing activities	(1,638)	(968)
Net decrease in cash and cash equivalents	(2,146)	(4,969)
Cash and cash equivalents at beginning of period	10,181	7,431
Cash and cash equivalents at end of period	$8,035	$2,462

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

The accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s audited financial statements for the fiscal year ended December 1, 2012 (“fiscal 2012”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.  The consolidated balance sheet data as of December 1, 2012 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, the allowance for doubtful accounts receivable, the estimated costs to complete required offsite improvements to land sold and the adequacy of inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

As of March 2, 2013, Griffin was a party to three interest rate swap agreements to hedge its interest rate exposures.  Griffin does not use derivatives for speculative purposes.  Griffin applied FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet.  The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the thirteen weeks ended March 2, 2013 (the “2013 first quarter”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended March 3, 2012 are referred to herein as the “2012 first quarter.”

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income,” which amends the presentation of comprehensive income.  This update does not require new disclosures but creates new presentation requirements related to amounts reclassified out of accumulated other comprehensive income.  More specifically, this update will require: (a) disclosure of the changes in the components of accumulated other comprehensive income; (b) disclosure of the effects on the individual line items in net income for each item of accumulated other comprehensive income that is reclassified in its entirety to net income; and (c) cross-references to other disclosures that provide additional details for other comprehensive income items that are not reclassified in their entirety to net income.  For items that are required to be reclassified to net income in their entirety, this new guidance requires an entity to present this information either on the face of the statement where net income is presented or in the footnotes to the financial statements.  For items that are not required to be reclassified in their entirety to net income, this new guidance requires cross-references to other disclosures that provide additional information about those amounts.  This update is required to be adopted by Griffin no later than the 2013 second quarter; however, Griffin chose to adopt the new presentation requirements in the 2013 first quarter.  The adoption of this guidance requires new disclosures related to amounts reclassified out of accumulated other comprehensive income but did not have an impact on Griffin’s financial position or results of operations.

2.    Discontinued Operation

On January 31, 2012, Griffin Land closed on the sale of its Manchester, Connecticut warehouse to its full building tenant in that building, an affiliate of Raymour & Flanigan (“Raymour”).  Net cash proceeds from the sale, after selling expenses of $438 paid out of proceeds at closing and $25 paid separately, were $15,537, and a pretax gain of $2,886 is included in the results for discontinued operation in the 2012 first quarter.  Upon completion of the sale, Griffin deposited the cash of $15,562 received from the sale at closing into an escrow account for the potential purchase of a replacement property under a Section 1031 like-kind exchange.  Because Griffin Land did not identify a replacement property within the time frame required under the tax rules and regulations governing a Section 1031 like-kind exchange, on March 19, 2012 the cash that was being held in escrow was released to Griffin Land.

The operating results of the Manchester warehouse prior to its sale are reflected as a discontinued operation in Griffin’s consolidated statement of operations for the 2012 first quarter.  Rental revenue and operating profit from the Manchester warehouse in the 2012 first quarter were $273 and $221, respectively.

3.     Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the real estate and landscape nursery segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,
	March 2, 2013	March 3, 2012
Total net sales and other revenue:
Rental revenue and property sales	$5,508	$4,413
Landscape nursery net sales and other revenue	202	200
	$5,710	$4,613
Operating profit (loss):
Real estate	$1,066	$728
Landscape nursery	(623)	(643)
Industry segment totals	443	85
General corporate expense	(1,412)	(1,360)
Operating loss	(969)	(1,275)
Gain on sale of investment in Shemin Nurseries Holding Corporation	3,397	—
Gain on sale of common stock in Centaur Media plc	504	—
Interest expense	(978)	(875)
Investment income	—	387
Income (loss) before income tax (provision) benefit	$1,954	$(1,763)

The above table reflects the net sales and other revenue and operating loss included in continuing operations on Griffin’s consolidated statements of operations.  Operating results of the Manchester, Connecticut warehouse and the gain on the sale of that building are included in the results of the discontinued operation on Griffin’s 2012 first quarter consolidated statement of operations (see Note 2).

Continuing operations of the real estate segment include property sales revenue of $884 in the 2013 first quarter due entirely to the recognition of previously deferred revenue on a land sale that was completed in the 2012 third quarter (see Note 11).  There was no revenue from property sales in Griffin’s continuing operations in the 2012 first quarter.

In fiscal 2009, Imperial shut down operations on its Florida farm and entered into a lease with another grower for that property.  Other revenue of the landscape nursery segment includes revenue from the rental of Imperial’s Florida farm as follows:

	For the 13 Weeks Ended,
	March 2, 2013	March 3, 2012

Rental revenue from Imperial’s Florida farm	$117	$118

	March 2, 2013	December 1, 2012
Identifiable assets:
Real estate	$141,630	$142,440
Landscape nursery	22,858	20,693
Industry segment totals	164,488	163,133
General corporate	13,955	16,981
Total assets	$178,443	$180,114

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 liabilities include Griffin’s three interest rate swap derivatives (see Note 9).  Beginning in the 2013 first quarter, the fair values of Griffin’s interest rate swap derivative instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Indexed Swap (“OIS”) rate and swap curve along with other market data.  Prior to the beginning of fiscal 2013, the fair values of Griffin’s interest rate swap derivative instruments were based on discounted cash flow models that incorporated the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data.  The change to using the OIS rate from the LIBOR rate is consistent with current industry best practices.  The OIS rate is now considered the best discount rate to utilize since it is the best proxy for the risk-free rate.  These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

During the 2013 first quarter, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2.  The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	March 2, 2013
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$3,002	$—	$—

Interest rate swap liabilities	$—	$2,885	$—

	December 1, 2012
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$4,226	$—	$—

Interest rate swap liabilities	$—	$3,191	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	March 2, 2013		December 1, 2012
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$8,035	$8,035	$10,181	$10,181
Available-for-sale securities	1	3,002	3,002	4,226	4,226

Financial liabilities:
Mortgage debt	2	58,887	61,257	59,489	61,781
Interest rate swaps	2	2,885	2,885	3,191	3,191

The fair values of the available-for-sale securities are based on quoted market prices.  The fair values of the mortgage debt are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities, and additionally, Griffin considers its credit worthiness in determining the fair value of its debt.  The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current OIS rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

5.     Inventories

Inventories consist of:

	March 2, 2013	December 1, 2012

Nursery stock	$15,261	$13,058
Materials and supplies	1,989	1,148
	$17,250	$14,206

There was a charge of $31 to increase inventory reserves in the 2013 first quarter for product that was damaged by the trucking company during shipment to Imperial.  A claim for the damaged product is included in other current assets on Griffin’s consolidated balance sheet as of March 2, 2013.  There were no charges to increase inventory reserves in the 2012 first quarter.

6.     Real Estate Assets

Real estate assets consist of:

	Estimated Useful Lives	March 2, 2013	December 1, 2012
Land		$17,531	$10,267
Land improvements	10 to 30 years	15,139	15,138
Buildings and improvements	10 to 40 years	126,012	125,971
Tenant improvements	Shorter of useful life or terms of related lease	14,707	14,738
Development costs		15,351	14,557
		188,740	180,671
Accumulated depreciation		(58,063)	(56,744)
		$130,677	$123,927

Included in real estate assets, net as of March 2, 2013 and December 1, 2012 was $1,869 and $1,921, respectively, reflecting the net book value of Imperial’s Florida farm that was shut down in fiscal 2009 and is being leased to another landscape nursery grower.

Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the 13 Weeks Ended,
	March 2, 2013	March 3, 2012

Depreciation expense	$1,380	$1,281

Capitalized interest	$—	$149

In the 2012 third quarter, Griffin Land sold 93 acres of undeveloped land in the New England Tradeport (“Tradeport”), Griffin Land’s industrial park located in Windsor and East Granby, Connecticut, for cash proceeds of $7,000, before transaction costs (the “Dollar Tree Sale”).  As required under the terms of the Dollar Tree Sale, Griffin Land is required to construct a sewer line to service the land that was sold.  As a result of Griffin Land’s continuing involvement with the land sold, the Dollar Tree Sale was accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required construction of the sewer line. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.  Upon completion of the sale, Griffin Land deposited the cash of $6,929 received from the Dollar Tree Sale at closing into an escrow account, reflected as Proceeds Held in Escrow on Griffin’s consolidated balance sheet as of December 1, 2012, for the potential purchase of a replacement property under a Section 1031 like-kind exchange.   On December 28, 2012, Griffin Land closed on the acquisition of approximately 49 acres of undeveloped land in the Lehigh Valley of Pennsylvania for $7,119 in cash, using the proceeds from the Dollar Tree Sale that were being held in escrow to complete the Section 1031 like-kind exchange.  The land acquired is expected to support the development of two buildings totaling at least 500,000 square feet.  As governmental approvals of such development were not in place at the time of closing, the seller agreed to provide Griffin Land with rescission rights if the required approvals are not obtained or the seller does not complete certain post-closing obligations.

As of March 2, 2013, approximately 80% of the total costs related to the Dollar Tree Sale have been incurred; therefore, from the date of the Dollar Tree Sale through March 2, 2013, approximately 80% of the total revenue and the pretax gain on sale have been recognized in Griffin’s consolidated statements of operations.  Griffin’s consolidated statement of operations for the 2013 first quarter includes revenue of $884 and a pretax gain of $741 from the Dollar Tree Sale.  The balance of the revenue and the pretax gain on sale will be recognized as the remaining costs for the construction of the sewer line are incurred, which is expected to take place during the 2013 second quarter. Included on Griffin’s consolidated balance sheet as of March 2, 2013 is deferred revenue of  $1,413 that will be recognized as the construction of the sewer line is completed.  Including the pretax gain on sale of $3,942 recognized in fiscal 2012, the total pretax gain on the Dollar Tree Sale is expected to be approximately $5,900 after all revenue is recognized and all costs incurred.  Management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required construction of a sewer line, however, increases or decreases in projected future costs from current estimated amounts would reduce or increase the amount of gain to be recognized in future periods.

Real estate assets held for sale consist of:

	Estimated Useful Lives	March 2, 2013	December 1, 2012
Land		$35	$35
Development costs		1,151	1,151
		1,186	1,186
Accumulated depreciation		—	—
		$1,186	$1,186

7.     Investments

Centaur Media plc

Griffin’s investment in the common stock of Centaur Media plc (“Centaur Media”) is accounted for as an available-for-sale security under FASB ASC 320-10, “Investments — Debt and Equity Securities.”  Accordingly, changes in the fair value of Centaur Media, net of income taxes, along with the effect of changes in the foreign currency exchange rate, net of income taxes, are included in accumulated other comprehensive income (see Notes 10 and 11).

As of December 1, 2012, Griffin held 5,277,150 shares of Centaur Media common stock.  In the 2013 first quarter, Griffin sold 1,324,688 shares of its Centaur Media common stock for total cash proceeds of $1,160, after transaction costs, including $291 that was received subsequent to the end of the 2013 first quarter.  The sale of Centaur Media common stock resulted in a pretax gain of $504 in the 2013 first quarter.  Griffin held 3,952,462 shares of Centaur Media common stock as of March 2, 2013.

The cost, unrealized gain and fair value of Griffin’s investment in Centaur Media are as follows:

	March 2, 2013	December 1, 2012

Fair value	$3,002	$4,226
Cost	1,957	2,613
Unrealized gain	$1,045	$1,613

Shemin Nurseries Holding Corp.

As of December 1, 2012, Griffin held an approximate 14% equity interest in Shemin Nurseries Holding Corp. (“SNHC”), which operated a landscape nursery distribution business through its subsidiary.  Griffin accounted for its investment in SNHC under the cost method of accounting for investments.  In the 2012 first quarter, Griffin received a cash distribution from SNHC which was treated as investment income and return of investment.  Accordingly, Griffin did not have any remaining book value in its investment in SNHC as of December 1, 2012.

On January 18, 2013, Griffin completed the sale of its investment in SNHC for total cash proceeds of $3,418, resulting in a pretax gain of $3,397.  Cash proceeds of $3,226 were received at closing and additional cash proceeds of $192 were received subsequent to the end of the 2013 first quarter from certain post-closing purchase price adjustments.

8.     Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	March 2, 2013	December 1, 2012
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,859	1,857
Machinery and equipment	3 to 20 years	12,387	12,300
		16,244	16,155
Accumulated depreciation		(14,118)	(14,030)
		$2,126	$2,125

Griffin incurred new capital lease obligations of $48 and $54 related to equipment acquisitions in the 2013 first quarter and the 2012 first quarter, respectively.

9.     Long-Term Debt

Long-term debt includes:

	March 2, 2013	December 1, 2012
Nonrecourse mortgages:
6.30%, due May 1, 2014	$227	$289
5.73%, due August 1, 2015	18,887	19,018
8.13%, due April 1, 2016	3,833	3,943
7.0%, due October 2, 2017	5,939	6,016
Variable rate mortgage, due October 2, 2017*	6,672	6,726
Variable rate mortgage, due February 1, 2019*	11,316	11,396
Variable rate mortgage, due August 1, 2019*	7,980	8,034
5.25%, due January 27, 2020	4,033	4,067
Total nonrecourse mortgages	58,887	59,489
Revolving line of credit	—	—
Capital leases	112	72
Total	58,999	59,561
Less: current portion	(1,756)	(1,869)
Total long-term debt	$57,243	$57,692

* Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

On June 15, 2012, Griffin and two of its wholly-owned subsidiaries entered into the Third Modification Agreement (the “Modification Agreement”) to the mortgage loan originally due January 1, 2013 with Webster Bank (the “Webster Mortgage”).  The Modification Agreement extended the maturity of the Webster Mortgage to October 2, 2017.  In accordance with the Modification Agreement, the interest rate under the Webster Mortgage, which was fixed at 6.08% through September 30, 2012, changed, effective October 1, 2012, to a floating rate of the one month LIBOR plus 2.75%.  In anticipation of entering into the Modification Agreement, on June 7, 2012, Griffin entered into an interest rate swap agreement with Webster Bank to effectively fix the interest rate on the Webster Mortgage at 3.86% from October 1, 2012 through the maturity of the Webster Mortgage.  Pursuant to the Modification Agreement, effective on October 1, 2012, principal payments on the Webster Mortgage were based on a twenty-five year amortization schedule.  The Webster Mortgage is collateralized by Griffin Land’s two multi-story office buildings in Windsor, Connecticut.  The Modification Agreement did not alter the collateral for the Webster Mortgage.

As of March 2, 2013, Griffin was a party to three interest rate swap agreements related to nonrecourse mortgages on certain of its real estate assets.  Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 4).  No ineffectiveness on the cash flow hedges was recognized as of March 2, 2013 and none is anticipated over the term of the agreements.  Amounts in other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  The interest rate swap agreements do not contain any credit risk related contingent features.  In the 2013 first quarter, Griffin recognized a gain (included in other comprehensive income) before taxes of $131 on its interest rate swap agreements.  In the 2012 first quarter, Griffin recognized a loss (included in other comprehensive income) before taxes of $406 on its interest rate swap agreements.

As of March 2, 2013, $709 is expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense.  As of March 2, 2013, the liability for Griffin’s interest rate swap agreements was $2,885 and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.

On April 1, 2013 Griffin entered into a commitment letter with Webster Bank for a new $12.5 million revolving credit line (the “Webster Credit Line”).  The Webster Credit Line would be for two years with an option for Griffin to extend the credit line for a third year.  The Webster Credit Line would replace Griffin’s current $12.5 million credit line with Doral Bank (the “Doral Credit Line”) that expires on May 1, 2013.  Interest on the outstanding borrowings under the Webster Credit Line would be at the one month LIBOR rate plus 2.75%.  Interest on outstanding borrowings under the Doral Credit Line is the higher of the prime rate plus 1.5% or 5.875%.  The Webster Credit Line would be collateralized by Griffin Land’s properties in Griffin Center South, aggregating approximately 235,000 square feet and an approximately 48,000 square foot single-story office building in Griffin Center.  These are the same properties that collateralize the Doral Credit Line.  There were no borrowings under the Doral Credit Line in fiscal 2012 or in the 2013 first quarter.  There is no guarantee that a revolving credit agreement with Webster Bank will be completed under the terms described above, or at all.

On April 1, 2013, Griffin Land entered into a modification agreement for its 5.25% nonrecourse mortgage loan with First Niagara Bank due January 27, 2020.  The modification agreement changes the loan’s interest rate from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%.  The loan modification did not change the loan’s collateral or maturity date.  Griffin Land paid approximately $100 for the loan modification, which included the fee paid to First Niagara bank and transaction costs.  Concurrent with the loan modification, Griffin Land entered into an interest rate swap agreement with First Niagara Bank effectively to fix the interest rate on its nonrecourse mortgage loan with First Niagara Bank at 3.91% for the duration of the loan.

10.       Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,
	March 2, 2013	March 3, 2012

Income (loss) as reported from continuing operations for computation of basic and diluted per share results, net of tax	$1,310	$(1,125)

Income as reported from discontinued operation for computation of basic and diluted per share results, net of tax	—	1,647

Net income	$1,310	$522

Weighted average shares outstanding for computation of basic per share results	5,140,000	5,134,000

Incremental shares from assumed exercise of Griffin stock options (a)	4,000	—

Adjusted weighted average shares for computation of diluted per share results	5,144,000	5,134,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. Such assessment is based on income (loss) from continuing operations when net income includes discontinued operations. The incremental shares from the assumed exercise of stock options in the thirteen weeks ended March 3, 2012 would have been 5,000.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”).  Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.  Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at March 2, 2013 may be exercised as stock appreciation rights.  Griffin did not grant any stock options in either the 2013 first quarter or the 2012 first quarter.

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 13 Weeks Ended,
	March 2, 2013		March 3, 2012
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	80,451	$29.95	54,075	$27.08
Vested during the period	28,335	$33.36	28,333	$33.36
Outstanding at end of period	108,786	$30.84	82,408	$29.24

Range of Exercise Prices for Vested Options	Outstanding at March 2, 2013	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$11.00-$12.00	6,776	$11.81	0.2	$119
$23.00-$32.00	28,934	$28.38	4.3	43
$32.00-$39.00	73,076	$33.58	5.9	—
	108,786	$30.84	5.1	$162

	For the 13 Weeks Ended,
	March 2, 2013		March 3, 2012
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	163,390	$29.84	190,443	$30.56
Vested during the period	(28,335)	$33.36	(28,333)	$33.36
Nonvested at end of period	135,055	$29.10	162,110	$30.07

Range of Exercise Prices for Nonvested Options	Outstanding at March 2, 2013	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00-$29.00	115,056	$28.41	8.0	$107
$33.00-$35.00	19,999	$33.07	5.9	—
	135,055	$29.10	7.7	$107

Number of option holders at March 2, 2013	18

Compensation expense and related tax benefits for stock options were as follows:

	For the 13 Weeks Ended,
	March 2, 2013	March 3, 2012

Compensation expense	$115	$138

Related tax benefit	$29	$35

As of March 2, 2013, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2013	$289
Fiscal 2014	$213
Fiscal 2015	$90
Fiscal 2016	$12

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Unrealized gain	Unrealized gain	Actuarial gain
	(loss) on cash	(loss) on investment	on postretirement
	flow hedges	in Centaur Media	benefit plan	Total
Balance December 1, 2012	$(2,011)	$1,054	$236	$(721)

Before reclassfication	83	(39)	—	44
Amount reclassified	110	(332)	—	(222)
Net current period activity for other comprehensive loss	193	(371)	—	(178)
Balance March 2, 2013	$(1,818)	$683	$236	$(899)

Changes in accumulated other comprehensive income are as follows:

	For the 13 Weeks Ended,
	March 2, 2013			March 3, 2012
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net income:
Realized gain on sale of Centaur Media (gain on sale)	$(509)	$177	$(332)	$—	$—	$—
Loss on cash flow hedges (interest expense)	175	(65)	110	166	(61)	105
Total reclassifications included in net income	(334)	112	(222)	166	(61)	105

Mark to market adjustment on Centaur Media for the (decrease) increase in exchange gain	(243)	85	(158)	51	(18)	33

Mark to market adjustment on Centaur Media for the increase in fair value	184	(65)	119	463	(162)	301

Increase (decrease) in fair value adjustment on Griffin’s cash flow hedges	131	(48)	83	(406)	150	(256)

Other comprehensive income (loss)	$(262)	$84	$(178)	$274	$(91)	$183

Cash Dividend

Griffin did not declare a cash dividend in the 2013 or 2012 first quarters.  During the 2013 first quarter, Griffin paid $1,028 for the cash dividend declared in the 2012 fourth quarter.

11.                               Supplemental Financial Statement Information

Deferred Revenue on Land Sale

In the 2012 third quarter, Griffin Land closed on the Dollar Tree Sale.  As required under the terms of the Dollar Tree Sale, Griffin Land is required to construct a sewer line to service the land that was sold.  As a result of Griffin Land’s continuing involvement with the land sold, this transaction was accounted for under the percentage of completion method, whereby the revenue and the pretax gain on sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required construction of the sewer line. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.

As of March 2, 2013, approximately 80% of the total costs related to the Dollar Tree Sale have been incurred; therefore, from the date of the transaction through March 2, 2013, approximately 80% of the total revenue and gain on sale have been recognized in Griffin’s consolidated statements of operations.  Griffin’s consolidated statement of operations for the 2013 first quarter includes revenue of $884 and a pretax gain on sale of $741 from the Dollar Tree Sale.  The balance of the revenue and the pretax gain on sale will be recognized as the remaining costs for the construction of the sewer line are incurred, which is expected to take place during the 2013 second quarter. Included on Griffin’s consolidated balance sheet as of March 2, 2013 is deferred revenue of approximately $1,413 that will be recognized as the construction of the sewer line is completed.  Including the pretax gain on sale of $3,942 recognized in fiscal 2012, the total pretax gain on the Dollar Tree Sale is expected to be approximately $5,900 after all revenue is recognized and all costs incurred.  Management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required construction of a sewer line, however, increases or decreases in projected future costs from current estimated amounts would reduce or increase the amount of gain to be recognized in future periods.

Supplemental Cash Flow Information

A decrease of $59 in the 2013 first quarter and an increase of $514 in the 2012 first quarter in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.  In the 2013 first quarter, Griffin sold 1,324,688 shares of its Centaur Media common stock (see Note 7).

Included in accounts payable and accrued liabilities at March 2, 2013 and December 1, 2012 were $425 and $942, respectively, for additions to real estate assets.  Accounts payable and accrued liabilities related to additions to real estate assets decreased by $517 in the 2013 first quarter and increased by $965 in the 2012 first quarter.

As of December 1, 2012, Griffin’s accrued liabilities included $1,028 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2012 and paid in the 2013 first quarter.

	For the 13 Weeks Ended,
	March 2, 2013	March 3, 2012

Interest payments, net of capitalized interest	$1,189	$965

Income Taxes

Griffin’s effective income tax rate on continuing operations was 33.0% in the 2013 first quarter as compared to 36.2% in the 2012 first quarter.  The effective tax rate in the 2013 first quarter is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

As of March 2, 2013, Griffin’s consolidated balance sheet includes a net current deferred tax asset of $525 and a net noncurrent deferred tax asset of $1,662.  Although Griffin has incurred pretax losses from continuing operations for the fiscal years ended December 1, 2012, December 3, 2011 and November 27, 2010, management has concluded that a valuation allowance against those net deferred tax assets is not required.

Examinations of Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns are currently being performed.

12.       Commitments and Contingencies

As of March 2, 2013, Griffin had committed purchase obligations of approximately $3,213, principally for the development of Griffin Land’s properties and the purchase of plants and raw materials by Imperial.

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

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended December 1, 2012 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, the recoverability of its accounts receivable and inventory reserves.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The significant accounting estimates used by Griffin in the preparation of its financial statements for the thirteen weeks ended March 2, 2013 are consistent with those used by Griffin to prepare its fiscal 2012 financial statements.

Summary

Griffin’s income from continuing operations and net income were both approximately $1.3 million in the thirteen weeks ended March 2, 2013 (the “2013 first quarter”) as compared to a loss from continuing operations of approximately $1.1 million, income from a discontinued operation of approximately $1.6 million and net income of approximately $0.5 million in the thirteen weeks ended March 3, 2012 (the “2012 first quarter”). The 2012 first quarter income from a discontinued operation reflected the gain on the January 31, 2012 sale of Griffin Land’s warehouse building in Manchester, Connecticut and the 2012 first quarter operating results of the Manchester warehouse prior to its sale (see below).

The increase in Griffin’s results from continuing operations in the 2013 first quarter, as compared to the 2012 first quarter, principally reflects gains on the sales of investments in the 2013 first quarter and a lower operating loss in the 2013 first quarter as compared to the 2012 first quarter, partially offset by slightly higher interest expense and higher income taxes in the 2013 first quarter as compared to the 2012 first quarter.  Griffin’s 2013 first quarter results included a gain of approximately $3.4 million on the sale of its investment in Shemin Nurseries Holding Corp. (“SNHC”) and a gain of approximately $0.5 million on the sale of a portion of its holdings in Centaur Media plc (“Centaur Media”). There were no gains from the sale of investments in the 2012 first quarter, but the 2012 first quarter did include investment income of approximately $0.4 million from a cash distribution from SNHC. Griffin’s consolidated operating loss decreased by approximately $0.3 million in the 2013 first quarter as compared to the 2012 first quarter.

Griffin’s interest expense increased by approximately $0.1 million in the 2013 first quarter as compared to the 2012 first quarter and Griffin’s income tax expense was approximately $0.7 million in the 2013 first quarter as compared to an income tax benefit of approximately $0.6 million in the 2012 first quarter.

Griffin’s lower consolidated operating loss in the 2013 first quarter as compared to the 2012 first quarter principally reflects higher operating profit at Griffin Land, primarily due to the recognition of gain of approximately $0.7 million from the sale to Dollar Tree Distribution, Inc. of approximately 93 acres of undeveloped land in New England Tradeport (“Tradeport”) that closed on July 6, 2012 (the “Dollar Tree Sale”), partially offset by higher operating expenses and higher depreciation and amortization expense in Griffin Land’s leasing operations.  The Dollar Tree Sale is being accounted for using the percentage of completion method, whereby revenue and gain are reflected in Griffin Land’s operating results as costs are incurred.  The operating loss incurred by Imperial, and Griffin’s general corporate expense in the 2013 first quarter, were essentially unchanged as compared to the 2012 first quarter. Imperial historically incurs an operating loss in the first quarter due to the highly seasonal nature of its landscape nursery business.  The increase in interest expense in the 2013 first quarter as compared to the 2012 first quarter principally reflects a portion of Griffin’s interest being capitalized in the 2012 first quarter as compared to no interest being capitalized in the 2013 first quarter.  The income tax provision in the 2013 first quarter as compared to an income tax benefit in the 2012 first quarter reflects the income from continuing operations before income taxes in the 2013 first quarter as compared to a loss from continuing operations before income taxes in the 2012 first quarter.

On January 31, 2012, Griffin Land closed on the sale of its fully leased 308,000 square foot warehouse building in Manchester, Connecticut for $16.0 million in cash, and recorded a gain on sale, before taxes, of approximately $2.9 million in the 2012 first quarter.  Griffin Land had an operating profit from the Manchester warehouse of approximately $0.2 million, before taxes, in the 2012 first quarter prior to the sale of that facility.  In the 2011 fourth quarter, Griffin Land had given notice to the lessee of the Manchester warehouse that it was exercising the put option under its lease to sell the building to the lessee.  Accordingly, under U.S. GAAP, the results of operations of the Manchester warehouse and the gain on the sale of that property were reported as a discontinued operation in fiscal 2012.

Results of Operations

Thirteen Weeks Ended March 2, 2013 Compared to the Thirteen Weeks Ended March 3, 2012

Griffin’s consolidated total revenue increased from approximately $4.6 million in the 2012 first quarter to approximately $5.7 million in the 2013 first quarter.  The net increase of approximately $1.1 million reflects an increase in total revenue at Griffin Land. Net sales and other revenue at Imperial was essentially unchanged in the 2013 first quarter as compared to the 2012 first quarter.

Total revenue at Griffin Land increased from approximately $4.4 million in the 2012 first quarter to approximately $5.5 million in the 2013 first quarter, reflecting an increase of approximately $0.9 million of revenue from property sales and an increase of approximately $0.2 million in rental revenue.  The entire increase in revenue from property sales reflects the recognition in the 2013 first quarter of previously deferred revenue from the Dollar Tree Sale.   Griffin Land is required, under the terms of the sale, to construct a sewer line to service the land sold.  Accordingly, because of the continuing involvement with the land that was sold, the Dollar Tree Sale is being accounted for under the percentage of completion method, whereby the revenue and the gain on sale are recognized as the total costs related to the property sold are incurred.  From the date of the sale in the 2012 third quarter through the end of the 2013 first quarter, Griffin Land has recognized a total of approximately $5.6 million of revenue from the Dollar Tree Sale.  The balance of the revenue from the Dollar Tree Sale (approximately $1.4 million) will be recognized as the construction costs of the sewer line are incurred.  All of the cash proceeds ($7.0 million before transaction costs) from the Dollar Tree Sale were received in fiscal 2012 when the sale closed.  The Dollar Tree Sale proceeds were placed in escrow at the time of the sale to be used for the purchase of a replacement property under a Section 1031 like-kind exchange for income tax purposes.  There were no property sales in Griffin Land’s continuing operations in the 2012 first quarter.   Property sales occur periodically, and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

The increase of approximately $0.2 million in rental revenue at Griffin Land principally reflects an increase of approximately $0.5 million of rental revenue from leases that were in place in the 2013 first quarter that were entered into subsequent to the 2012 first quarter, partially offset by a decrease of approximately $0.3 million of rental revenue from space that was under lease in the 2012 first quarter but was vacant for all or part of the 2013 first quarter.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of March 3, 2012	2,232,000	1,749,000	78%
As of December 1, 2012	2,460,000	1,822,000	74%
As of March 2, 2013	2,460,000	1,873,000	76%

The increase in total square footage of Griffin Land’s real estate portfolio from 2,232,000 square feet as of March 3, 2012 to 2,460,000 square feet as of March 2, 2013 reflects the completion of construction, at the end of the 2012 third quarter, of a 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania.  Although there has been interest by prospective tenants for this new facility, there currently are no lease agreements in place.  Excluding the vacancy in this recently completed Lehigh Valley industrial building, Griffin Land’s percentage of space leased would have been 84% as of March 2, 2013. The increase in square footage leased as of March 2, 2013, as compared to December 1, 2012, reflects the completion of several new leases during the 2013 first quarter aggregating approximately 60,000 square feet of previously vacant space (approximately 36,000 square feet of office/flex space and approximately 24,000 square feet of industrial/warehouse space) partially offset by two leases aggregating approximately 9,000 square feet that expired and were not renewed.  Market activity in the north submarket of Hartford, Connecticut, where most of Griffin Land’s real estate portfolio is located, has been fairly slow for both office/flex space and industrial/warehouse space.  While there have been prospective tenants seeking to lease space, the timeframe for prospective tenants to make decisions on leasing new space appears to have increased over the past year.  Griffin Land has been able to secure new leases, particularly for office space, because Griffin Land believes that it benefits from its reputation as a stable company that maintains its properties well and is able to meet its obligations and deliver space to tenants timely and in accordance with the terms of their lease agreements.  There is no guarantee that an increase in market activity will result in any additional new leases by Griffin Land.

Imperial’s net sales and other revenue of approximately $0.2 million in the 2013 first quarter was essentially unchanged as compared to the 2012 first quarter.  Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring.  First quarter sales at Imperial are not significant because sales in the winter months that comprise the first quarter (December through February) have accounted for less than 3% of Imperial’s full year net sales in each of the past three fiscal years.

Griffin’s consolidated operating loss, including general corporate expense, decreased from approximately $1.3 million in the 2012 first quarter to approximately $1.0 million in the 2013 first quarter.  Operating profit at Griffin Land increased from approximately $0.7 million in the 2012 first quarter to approximately $1.1 million in the 2013 first quarter.  Imperial’s operating loss of approximately $0.6 million in the 2013 first quarter was essentially unchanged from the 2012 first quarter.  Griffin’s general corporate expense of approximately $1.4 million in the 2013 first quarter also was essentially unchanged from the 2012 first quarter.

Operating profit at Griffin Land in the 2013 and 2012 first quarters were as follows:

	2013	2012
	First Qtr.	First Qtr.
	(amounts in thousands)
Rental revenue	$4,624	$4,413
Costs related to rental revenue excluding depreciation and amortization expense (a)	(1,990)	(1,620)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	2,634	2,793
Revenue from property sales	884	—
Costs related to property sales	(143)	—
Gain from property sales	741	—
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	3,375	2,793
General and administrative expenses excluding depreciation and amortization expense (a)	(778)	(688)
Profit before depreciation and amortization expense (a)	2,597	2,105
Depreciation and amortization expense related to costs of rental revenue	(1,528)	(1,373)
Depreciation and amortization expense - other	(3)	(4)
Operating profit	$1,066	$728

(a)             The costs related to rental revenue excluding depreciation and amortization expense; profit from leasing activities before general and administrative expenses and before depreciation and amortization expense; profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense; general and administrative expenses excluding depreciation and amortization expense; and profit before depreciation and amortization expense are disclosures not in conformity with U.S. GAAP.  They are presented because Griffin believes they are useful financial indicators for measuring results in its real estate business segment.  However, they should not be considered as an alternative to operating profit as a measure of operating results in accordance with U.S. GAAP.  The aggregate of: (i) costs related to rental revenue excluding depreciation and amortization expense; (ii) costs related to property sales; and (iii) depreciation and amortization expense related to costs of rental revenue, equals the costs related to rental revenue and property sales as reported on Griffin’s consolidated statement of operations.

As noted above, the entire revenue from property sales in the 2013 first quarter reflects the recognition of previously deferred revenue from the Dollar Tree Sale.  Accordingly, the gain from property sales in the 2013 first quarter is also entirely due to the recognition of previously deferred gain from the Dollar Tree Sale.  Through the end of the 2013 first quarter, approximately 80% of the estimated total costs related to the Dollar Tree Sale have been incurred; therefore, from the date of the Dollar Tree

Sale through the end of the 2013 first quarter, approximately 80% of the total gain on sale has been recognized in Griffin’s consolidated statement of operations.  The balance of the revenue and the pretax gain on sale from the Dollar Tree Sale will be recognized as the remaining costs for the construction of the sewer line are incurred, which is expected to take place during the 2013 second quarter.  Including the gain on sale of approximately $3.9 million recognized in fiscal 2012 and approximately $0.7 million recognized in the 2013 first quarter, the total pretax gain on the Dollar Tree Sale is expected to be approximately $5.9 million after all revenue is recognized and all costs incurred.  Management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required construction of a sewer line, however, increases or decreases in projected future costs from current estimated amounts would reduce or increase the amount of gain to be recognized in future periods.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense decreased by approximately $0.2 million in the 2013 first quarter as compared to the 2012 first quarter, due principally to an increase in costs related to rental revenue excluding depreciation and amortization expense, which more than offset the increase in rental revenue in the 2013 first quarter as compared to the 2012 first quarter discussed above.  The increase in costs related to rental revenue excluding depreciation and amortization expense was principally caused by higher snow removal expenses in the 2013 first quarter as compared to the 2012 first quarter.  The higher snow removal expenses in the 2013 first quarter reflects the effect of the relatively mild winter in the 2012 first quarter when there was a minimal amount of snowfall as compared to a higher amount of snowfall in the 2013 first quarter.

Griffin Land’s general and administrative expenses increased by approximately $0.1 million in the 2013 first quarter as compared to the 2012 first quarter.  The increase principally reflects an increase in real estate taxes on undeveloped land and increases in other general and administrative expenses.  Depreciation and amortization expense at Griffin Land increased by approximately $0.2 million in the 2013 first quarter as compared to the 2012 first quarter.  The increase in depreciation and amortization expense principally reflects approximately $0.1 million of depreciation expense on the new 228,000 square foot industrial building that was completed and placed in service at the end of the 2012 third quarter and an increase of approximately $0.1 million of depreciation expense on recently completed tenant improvements.

Imperial’s operating loss in the 2013 and 2012 first quarters were as follows:

	2013	2012
	First Qtr.	First Qtr.
	(amounts in thousands)
Net sales and other revenue	$202	$200
Cost of goods sold	153	173
Gross profit	49	27
Selling, general and administrative expenses	(672)	(670)
Operating loss	$(623)	$(643)

Imperial historically incurs a first quarter operating loss due to the seasonality of the landscape nursery business.  As previously noted, Imperial’s first quarter net sales and other revenue are not significant to its net sales and other revenue for the full year.  Imperial’s operating loss in the 2013 first quarter was essentially unchanged from its operating loss in the 2012 first quarter.

Griffin’s general corporate expense was essentially unchanged in the 2013 first quarter as compared to the 2012 first quarter.

In the 2013 first quarter, the sale of Griffin’s investment in SNHC was completed, with Griffin receiving initial cash proceeds of approximately $3.2 million and, subsequent to the end of the 2013 first quarter, receiving additional cash proceeds of approximately $0.2 million as a result of certain post-closing purchase price adjustments.  Because of the low carrying cost of its investment in SNHC, Griffin’s gain on sale was approximately $3.4 million, essentially equal to the cash proceeds received.  Also in the 2013 first quarter, Griffin sold 1,324,688 shares of its common stock of Centaur Media for cash proceeds of approximately $1.2 million, of which approximately $0.9 million was received during the 2013 first quarter and approximately $0.3 million was received subsequent to the end of the 2013 first quarter.  Griffin’s total gain from the sale of its Centaur Media common stock was approximately $0.5 million.  After the 2013 first quarter sales of Centaur Media common stock, Griffin owned 3,952,462 shares of Centaur Media common stock.  There were no sales of investments in the 2012 first quarter, however, the 2012 first quarter did include investment income of approximately $0.4 million from a cash distribution from SNHC.

Griffin’s consolidated interest expense was approximately $1.0 million in the 2013 first quarter, as compared to consolidated interest expense of approximately $0.9 million in the 2012 first quarter.  The increase of approximately $0.1 million in interest expense is principally due to interest of approximately $0.1 million being capitalized in the 2012 first quarter, as compared to no capitalized interest in the 2013 first quarter.  The capitalized interest in the 2012 first quarter was primarily on the 228,000 square foot Lehigh Valley industrial building that was under construction and certain offsite improvements related to Griffin Land’s residential development being done during that period.  Both of those projects were completed in fiscal 2012.

Griffin’s effective tax rate was 33.0% in the 2013 first quarter as compared to 36.2% in the 2012 first quarter.  The effective tax rate for the 2013 first quarter is based on management’s projections of operating results for the fiscal 2013 full year.  To the extent that actual results differ from current projections, the effective tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $3.1 million in the 2013 first quarter period as compared to approximately $1.2 million in the 2012 first quarter, principally reflecting approximately $1.3 million more cash used as a result of changes in assets and liabilities in the 2013 first quarter as compared to the 2012 first quarter.  The increase in cash used as a result of changes in assets and liabilities principally reflects the timing of cash receipts and payments, including the effect of a reduction in other current assets of approximately $0.3 million during the 2013 first quarter as compared to a reduction in other current assets of approximately $1.1 million in the 2012 first quarter.  The change in other current assets in the 2012 first quarter included cash proceeds of approximately $0.5 million collected in the 2012 first quarter from an insurance claim that was settled in the previous year.

Net cash provided by investing activities was approximately $2.6 million in the 2013 first quarter as compared to net cash used in investing activities of approximately $2.8 million in the 2012 first quarter.  The net cash provided by investing activities in the 2013 first quarter includes the cash proceeds of approximately $6.9 million that were returned from escrow and used for the acquisition of an approximately 49 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania for approximately $7.1 million in cash, before transaction costs, that closed on December 28, 2012 (see below).  In addition to the acquisition of undeveloped land in the 2013 first quarter, Griffin Land’s additions to its real estate assets included approximately $1.7 million of expenditures principally for tenant improvements related to leases recently signed and the construction of the sewer line related to the Dollar Tree Sale.  Also in the 2013 first quarter, Griffin received net cash proceeds of approximately $3.2 million from the sale of its investment in SNHC and net cash proceeds of approximately $0.9 million from the sale of a portion of the common stock in Centaur Media held by Griffin.  Additional cash proceeds of approximately $0.2 million from the sale of SNHC and approximately $0.3 million from the sale of Centaur Media common stock were received subsequent to the end of the 2013 first quarter and will be included in the cash proceeds from those transactions in the 2013 six month period.

The 49 acre parcel of undeveloped land acquired in the 2013 first quarter is expected to support the development of two industrial buildings totaling at least 500,000 square feet, although there were no governmental approvals currently in place for such development at the time of closing.  As such, the seller agreed to provide Griffin Land certain recission rights if the required approvals are not obtained or the seller does not complete certain post-closing obligations.

Net cash used in financing activities was approximately $1.6 million in the 2013 first quarter as compared to approximately $1.0 million in the 2012 first quarter.  The net cash used in financing activities in the 2013 first quarter reflects the payment of approximately $1.0 million for the dividend on Griffin’s common stock that was declared in the 2012 fourth quarter and paid in the 2013 first quarter and approximately $0.6 million for payments of principal on Griffin Land’s nonrecourse mortgages.  Net cash used in financing activities in the 2012 first quarter reflected cash of approximately $0.5 million for the payment of dividends and approximately $0.5 million for the repayment of principal on Griffin Land’s nonrecourse mortgages.

On April 1, 2013 Griffin entered into a commitment letter with Webster Bank for a new $12.5 million revolving credit line (the “Webster Credit Line”).  The Webster Credit Line would be for two years with an option for Griffin to extend the credit line for a third year.  The Webster Credit Line would replace Griffin’s current $12.5 million credit line with Doral Bank (the “Doral Credit Line”) that expires on May 1, 2013.  Interest on the outstanding borrowings under the Webster Credit Line would be at the one month LIBOR rate plus 2.75%.  Interest on outstanding borrowings under the Doral Credit Line is the higher of the prime rate plus 1.5% or 5.875%.  The Webster Credit Line would be collateralized by Griffin Land’s properties in Griffin Center South, aggregating approximately 235,000 square feet and an approximately 48,000 square foot single-story office building in Griffin Center.  These are the same properties that collateralize the Doral Credit Line.  There were no borrowings under the Doral Credit Line in fiscal 2012 and the 2013 first quarter.  There is no guarantee that a revolving credit agreement with Webster Bank will be completed under the terms described above, or at all.

On April 1, 2013, Griffin Land entered into a modification agreement for its 5.25% nonrecourse mortgage loan with First Niagara Bank due January 27, 2020.  The modification agreement changes the loan’s interest rate from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%.  The loan modification did not change the loan’s collateral or maturity date.  Griffin Land paid approximately $0.1 million for the loan modification, which included a fee paid to First Niagara Bank and transaction costs.  Concurrent with the loan modification, Griffin Land entered into an interest rate swap agreement with First Niagara Bank effectively to fix the interest rate on its nonrecourse mortgage loan with First Niagara Bank at 3.91% for the duration of the loan.

Griffin’s payments (including principal and interest) under contractual obligations as of March 2, 2013 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$74.0	$4.9	$27.5	$19.2	$22.4
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	—	0.1	—	—
Operating Lease Obligations	0.7	0.2	0.4	0.1	—
Purchase Obligations (1)	3.2	3.2	—	—	—
Other (2)	3.3	—	—	—	3.3
	$81.3	$8.3	$28.0	$19.3	$25.7

(1)          Includes expenditures for Griffin Land’s real estate assets and the purchase of plants and raw materials by Imperial.

(2)          Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of buildings on its undeveloped land, expenditures to build out interiors of its buildings as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels to expand the industrial/warehouse portion of Griffin Land’s real estate business.  Real estate acquisitions may or may not occur based on many factors, including real estate pricing.  Griffin Land does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of its currently vacant space is leased.

As of March 2, 2013, Griffin had cash and cash equivalents of approximately $8.0 million.  Management believes that its cash and cash equivalents and borrowing capacity under its revolving credit line will be sufficient to meet Griffin’s seasonal working capital requirements, the continued investment in Griffin’s real estate assets and the payment of dividends on its common stock, when and if declared by the Board of Directors.  Griffin may also continue to seek additional financing secured by nonrecourse mortgages on its properties.  Griffin Land’s real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet that are not mortgaged, and the 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania that is also not mortgaged.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of currently vacant space, obtaining governmental approvals for Griffin Land’s development plans for the undeveloped land acquired in the 2013 first quarter, construction of additional facilities in the real estate business, the ability to obtain additional mortgage financing, completion of a new revolving credit agreement with Webster Bank and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows.  As of March 2, 2013, Griffin had three nonrecourse mortgage loans aggregating approximately $26.0 million of variable rate debt outstanding, for which Griffin had entered into interest rate swap agreements which effectively fix the interest rates on those mortgage loans.  There were no other variable rate borrowings outstanding as of March 2, 2013.  Subsequent to the end of the 2013 first quarter, Griffin Land entered into a mortgage loan modification agreement with First Niagara Bank that changed the interest rate on its nonrecourse mortgage loan due January 27, 2020 from a fixed rate of 5.25% to a variable rate loan.  Concurrent with the loan modification agreement, Griffin Land entered into an interest rate swap agreement with First Niagara Bank to effectively fix the interest rate on the mortgage loan with First Niagara Bank at 3.91%.

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

PART II                                                OTHER INFORMATION

ITEM 1A.                                                            RISK FACTORS

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2012.

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

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: April 11, 2013	Frederick M. Danziger
Chairman and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: April 11, 2013	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer