Form 10-Q
period 2013-06-01
GRIFFIN LAND & NURSERIES INC
filed 2013-07-11
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 1, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of Common Stock outstanding at July 5, 2013:  5,146,366

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I                  FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	June 1, 2013	December 1, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,184	$10,181
Accounts receivable, less allowance of $202 and $128	6,749	1,846
Inventories, net	14,396	14,206
Deferred income taxes	542	525
Other current assets	2,338	3,564
Total current assets	29,209	30,322
Real estate assets, net	130,976	123,927
Property and equipment, net	2,060	2,125
Available for sale securities - Investment in Centaur Media plc	2,027	4,226
Deferred income taxes	1,930	2,222
Real estate held for sale, net	1,214	1,186
Proceeds held in escrow	—	6,934
Other assets	8,960	9,172
Total assets	$176,376	$180,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,949	$1,869
Accounts payable and accrued liabilities	4,661	4,904
Deferred revenue	608	3,742
Total current liabilities	7,218	10,515
Long-term debt	56,735	57,692
Other noncurrent liabilities	7,239	7,761
Total liabilities	71,192	75,968

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,534,687 and 5,527,911 shares issued, respectively, and 5,146,366 and 5,139,590 shares outstanding, respectively	55	55
Additional paid-in capital	107,403	107,056
Retained earnings	12,420	11,222
Accumulated other comprehensive loss, net of tax	(1,228)	(721)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)
Total stockholders’ equity	105,184	104,146
Total liabilities and stockholders’ equity	$176,376	$180,114

 See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Rental revenue and property sales	$6,271	$4,476	$11,779	$8,889
Landscape nursery net sales and other revenue	8,972	8,258	9,174	8,458
Total revenue	15,243	12,734	20,953	17,347

Costs related to rental revenue and property sales	3,397	2,929	7,058	5,922
Costs of landscape nursery sales and other revenue	7,652	7,162	7,805	7,335
Total costs of goods sold and costs related to rental revenue and property sales	11,049	10,091	14,863	13,257

Gross profit	4,194	2,643	6,090	4,090

Selling, general and administrative expenses	3,229	2,698	6,094	5,420
Operating profit (loss)	965	(55)	(4)	(1,330)
Gain on sale of investment in Shemin Nurseries Holding Corporation	—	—	3,397	—
Gain on sale of common stock in Centaur Media plc	—	—	504	—
Interest expense	(965)	(830)	(1,943)	(1,705)
Loss on debt extinguishment	(286)	—	(286)	—
Investment income	51	82	51	469
Income (loss) before income tax (provision) benefit	(235)	(803)	1,719	(2,566)
Income tax (provision) benefit	123	391	(521)	1,029
Income (loss) from continuing operations	(112)	(412)	1,198	(1,537)
Discontinued operation, net of tax:
Income from operations, net of tax	—	—	—	117
Gain on sale of warehouse, net of tax	—	—	—	1,530
Total discontinued operation, net of tax	—	—	—	1,647

Net income (loss)	$(112)	$(412)	$1,198	$110

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$(0.08)	$0.23	$(0.30)
Income from discontinued operation	—	—	—	0.32
Basic net income (loss) per common share	$(0.02)	$(0.08)	$0.23	$0.02

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$(0.08)	$0.23	$(0.30)
Income from discontinued operation	—	—	—	0.32
Diluted net income (loss) per common share	$(0.02)	$(0.08)	$0.23	$0.02

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012

Net income (loss)	$(112)	$(412)	$1,198	$110

Other comprehensive (loss) income, net of tax:

Reclassifications included in net income (loss)	120	102	(102)	207

Decrease in fair value of Centaur Media plc	(633)	(530)	(672)	(196)

Unrealized gain (loss) on cash flow hedges	184	(299)	267	(555)

Total other comprehensive loss, net of tax	(329)	(727)	(507)	(544)

Total comprehensive income (loss)	$(441)	$(1,139)	$691	$(434)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Twenty-Six Weeks Ended June 1, 2013 and June 2, 2012

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 3, 2011	5,521,170	$55	$106,370	$11,284	$(978)	$(13,426)	$103,305

Stock-based compensation expense	—	—	304	—	—	—	304

Exercise of stock options	5,322	—	80	—	—	—	80

Net income	—	—	—	110	—	—	110

Total reclassifications included in net income	—	—	—	—	207	—	207

Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(555)	—	(555)

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(196)	—	(196)

Balance at June 2, 2012	5,526,492	$55	$106,754	$11,394	$(1,522)	$(13,426)	$103,255

Balance at December 1, 2012	5,527,911	$55	$107,056	$11,222	$(721)	$(13,466)	$104,146

Stock-based compensation expense	—	—	267	—	—	—	267

Exercise of stock options	6,776	—	80	—	—	—	80

Net income	—	—	—	1,198	—	—	1,198

Total reclassifications included in net income	—	—	—	—	(102)	—	(102)

Other comprehensive income from cash flow hedging transactions, net of tax	—	—	—	—	267	—	267

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(672)	—	(672)

Balance at June 1, 2013	5,534,687	$55	$107,403	$12,420	$(1,228)	$(13,466)	$105,184

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 26 Weeks Ended,
	June 1, 2013	June 2, 2012
Operating activities:
Net income	$1,198	$110
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment in Shemin Nurseries Holding Corporation	(3,397)	—
Depreciation and amortization	3,310	3,078
Gain on sale of property	(2,109)	(2,886)
Deferred income taxes	521	(8)
Gain on sale of common stock in Centaur Media plc	(504)	—
Loss on debt extinguishment	286	—
Stock-based compensation expense	267	304
Amortization of debt issuance costs	144	148
Provision for bad debts	29	6
Income from equity investments	(4)	(6)
Changes in assets and liabilities:
Accounts receivable	(4,932)	(4,090)
Inventories	(190)	224
Other current assets	1,403	2,290
Accounts payable and accrued liabilities	1,006	124
Deferred revenue	(945)	(751)
Other noncurrent assets and noncurrent liabilities, net	(319)	(29)
Net cash used in operating activities	(4,236)	(1,486)

Investing activities:
Additions to real estate assets	(10,051)	(8,385)
Proceeds from property sales returned from escrow	6,934	—
Proceeds from the sale of investment in Shemin Nurseries Holding Corporation	3,418	—
Proceeds from the sale of common stock in Centaur Media plc	1,160	—
Additions to property and equipment	(65)	(115)
Proceeds from sale of property, net of expenses	—	15,537
Return of capital from Shemin Nurseries Holding Corporation	—	309
Net cash provided by investing activities	1,396	7,346

Financing activities:
Dividends paid to stockholders	(1,028)	(513)
Payments of debt	(925)	(918)
Debt issuance costs	(214)	—
Exercise of stock options	80	80
Debt modification costs	(70)	—
Net cash used in financing activities	(2,157)	(1,351)
Net (decrease) increase in cash and cash equivalents	(4,997)	4,509
Cash and cash equivalents at beginning of period	10,181	7,431
Cash and cash equivalents at end of period	$5,184	$11,940

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

As of June 1, 2013, Griffin was a party to four interest rate swap agreements to hedge its interest rate exposures.  Griffin does not use derivatives for speculative purposes.  Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet.  The estimated fair values are based primarily on projected future swap rates.

Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on the benchmark interest rates.  The change in fair values of Griffin’s interest rate swap agreements are recorded as components of accumulated other comprehensive income in stockholders’ equity to the extent they are effective.  Any ineffective portions of the change in fair value of these instruments would be recorded as interest expense.

The results of operations for the thirteen weeks ended June 1, 2013 (the “2013 second quarter”) and the twenty-six weeks ended June 1, 2013 (the “2013 six month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended June 2, 2012 is referred to herein as the “2012 second quarter” and the twenty-six weeks ended June 2, 2012 is referred to herein as the “2012 six month period.”

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income,” which amends the presentation of comprehensive income.  This update does not require new disclosures but creates new presentation requirements related to amounts reclassified out of accumulated other comprehensive income.  More specifically, this update requires: (a) disclosure of the changes in the components of accumulated other comprehensive income; (b) disclosure of the effects on the individual line items in net income for each item of accumulated other comprehensive income that is reclassified in its entirety to net income; and (c) cross-references to other disclosures that provide additional details for other comprehensive income items that are not reclassified in their entirety to net income.  For items that are required to be reclassified to net income in their entirety, this new guidance requires an entity to present this information either on the face of the statement where net income is presented or in the footnotes to the financial statements.  For items that are not required to be reclassified in their entirety to net income, this new guidance requires cross-references to other disclosures that provide additional information about those amounts.  This update was required to be adopted by Griffin no later than the 2013 second quarter; however, Griffin adopted the new presentation requirements in the 2013 first quarter.  The adoption of this guidance requires new disclosures related to amounts reclassified out of accumulated other comprehensive income but did not have an impact on Griffin’s financial position or results of operations.

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

The operating results of the Manchester warehouse prior to its sale are reflected as a discontinued operation in Griffin’s consolidated statement of operations for the 2012 six month period.  Rental revenue and operating profit from the Manchester warehouse in the 2012 six month period were $273 and $221, respectively.

3.     Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the real estate and landscape nursery segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Total net sales and other revenue:
Rental revenue and property sales	$6,271	$4,476	$11,779	$8,889
Landscape nursery net sales and other revenue	8,972	8,258	9,174	8,458
	$15,243	$12,734	$20,953	$17,347
Operating profit (loss):
Real estate	$2,145	$912	$3,211	$1,640
Landscape nursery	214	36	(409)	(607)
Industry segment totals	2,359	948	2,802	1,033
General corporate expense	(1,394)	(1,003)	(2,806)	(2,363)
Operating profit (loss)	965	(55)	(4)	(1,330)
Gain on sale of investment in Shemin Nurseries Holding Corporation	—	—	3,397	—
Gain on sale of common stock in Centaur Media plc	—	—	504	—
Interest expense	(965)	(830)	(1,943)	(1,705)
Loss on debt extinguishment	(286)	—	(286)	—
Investment income	51	82	51	469
Income (loss) before income tax (provision) benefit	$(235)	$(803)	$1,719	$(2,566)

The above table reflects the net sales and other revenue and operating profit/loss included in continuing operations on Griffin’s consolidated statements of operations.  Operating results of the Manchester, Connecticut warehouse and the gain on the sale of that building are included in the results of the discontinued operation on Griffin’s 2012 six month consolidated statement of operations (see Note 2).

Continuing operations of the real estate segment include property sales revenue of $1,590 and $2,474 in the 2013 second quarter and 2013 six month period, respectively, due primarily to the recognition of previously deferred revenue on a land sale that was completed in the 2012 third quarter (see Note 11).  Included in property sales revenue in the 2013 second quarter and six month period is $177 from an amended agreement related to that 2012 land sale.  There was no revenue from property sales in Griffin’s continuing operations in either the 2012 second quarter or 2012 six month period.

In fiscal 2009, Imperial shut down operations on its Florida farm and entered into a lease with another grower for that property.  Other revenue of the landscape nursery segment includes revenue from the rental of Imperial’s Florida farm as follows:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012

Rental revenue from Imperial’s Florida farm	$117	$117	$234	$235

Identifiable assets:	June 1, 2013	December 1, 2012

Real estate	$142,022	$142,440
Landscape nursery	25,948	20,693
Industry segment totals	167,970	163,133
General corporate	8,406	16,981
Total assets	$176,376	$180,114

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 liabilities include Griffin’s four interest rate swap derivatives (see Note 9).  Beginning in the 2013 first quarter, the fair values of Griffin’s interest rate swap derivative instruments were based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Indexed Swap (“OIS”) rate and swap curve along with other market data.  Prior to the beginning of fiscal 2013, the fair values of Griffin’s interest rate swap derivative instruments were based on discounted cash flow models that incorporated the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data.  The change to using the OIS rate from the LIBOR rate is consistent with current industry best practices.  The OIS rate is now considered the best discount rate to utilize since it is the best proxy for the risk-free rate.  These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

During the 2013 six month period, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	June 1, 2013
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$2,027	$—	$—

Interest rate swap liabilities	$—	$2,401	$—

	December 1, 2012
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$4,226	$—	$—

Interest rate swap liabilities	$—	$3,191	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	June 1, 2013		December 1, 2012
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$5,184	$5,184	$10,181	$10,181
Available-for-sale securities	1	2,027	2,027	4,226	4,226

Financial liabilities:
Mortgage debt	2	58,582	60,175	59,489	61,781
Interest rate swaps	2	2,401	2,401	3,191	3,191

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

5.     Inventories

Inventories consist of:

	June 1, 2013	December 1, 2012

Nursery stock	$12,947	$13,058
Materials and supplies	1,449	1,148
	$14,396	$14,206

The 2013 six month period included a charge of $31 to increase inventory reserves for product that was damaged by the trucking company during shipment to Imperial.  A claim for the damaged product is included in other current assets on Griffin’s consolidated balance sheet as of June 1, 2013.  There were no charges to increase inventory reserves in the 2012 six month period.

6.     Real Estate Assets

Real estate assets consist of:

	Estimated Useful Lives	June 1, 2013	December 1, 2012
Land		$17,525	$10,267
Land improvements	10 to 30 years	15,139	15,138
Buildings and improvements	10 to 40 years	126,281	125,971
Tenant improvements	Shorter of useful life or terms of related lease	15,264	14,738
Development costs		16,198	14,557
		190,407	180,671
Accumulated depreciation		(59,431)	(56,744)
		$130,976	$123,927

Included in real estate assets, net as of June 1, 2013 and December 1, 2012 was $1,817 and $1,921, respectively, reflecting the net book value of Imperial’s Florida farm that was shut down in fiscal 2009 and is being leased to another landscape nursery grower.

Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012

Depreciation expense	$1,368	$1,289	$2,748	$2,570

Capitalized interest	$—	$220	$—	$369

In the 2012 third quarter, Griffin Land sold 93 acres of undeveloped land in the New England Tradeport (“Tradeport”), Griffin Land’s industrial park located in Windsor and East Granby, Connecticut, for cash proceeds of $7,000, before transaction costs (the “Dollar Tree Sale”).  As required under the terms of the Dollar Tree Sale, Griffin Land was required to construct a sewer line to service the land that was sold.  As a result of Griffin Land’s continuing involvement with the land sold, the Dollar Tree Sale was accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on sale have been recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required construction of the sewer line. Costs included in determining the percentage of completion are the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.  Upon completion of the sale, Griffin Land deposited the cash of $6,929 received from the Dollar Tree Sale at closing into an escrow account, reflected as Proceeds Held in Escrow on Griffin’s consolidated balance sheet as of December 1, 2012, for the potential purchase of a replacement property under a Section 1031 like-kind exchange.   On December 28, 2012, Griffin Land closed on the acquisition of approximately 49 acres of undeveloped land in the Lehigh Valley of Pennsylvania for $7,119 in cash, using the proceeds from the Dollar Tree Sale that were being held in escrow to complete the Section 1031 like-kind exchange.  The land acquired is expected to support the development of two buildings totaling at least 500,000 square feet.  As governmental approvals of such development were not in place at the time of closing, the seller agreed to provide Griffin Land with rescission rights if the required approvals are not obtained or the seller does not complete certain post-closing obligations.

As of June 1, 2013, all of the costs related to the Dollar Tree Sale have been incurred; therefore, from the date of the Dollar Tree Sale through June 1, 2013, all of the revenue and the pretax gain on sale have been recognized in Griffin’s consolidated statements of operations.  Griffin’s consolidated statements of operations for the 2013 second quarter and 2013 six month period include revenue of $1,590 and $2,474, respectively, and a pretax gain of $1,368 and $2,109, respectively, from the Dollar Tree Sale.  Including the pretax gain on sale of $3,942 recognized in fiscal 2012, the total pretax gain on the Dollar Tree Sale was $6,051.  Property sales revenue and pretax gain in the 2013 second quarter and the 2013 six month period include $177 from an amended agreement related to the Dollar Tree Sale whereby Griffin Land was to receive $177 upon completion of the sewer line to service the land that was sold.  As the sewer line construction was completed in the 2013 second quarter, the additional $177 in revenue was recognized during that period.

Real estate assets held for sale consist of:

	June 1, 2013	December 1, 2012
Land	$45	$35
Development costs	1,169	1,151
	1,214	1,186
Accumulated depreciation	—	—
	$1,214	$1,186

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

As of December 1, 2012, Griffin held 5,277,150 shares of Centaur Media common stock.  In the 2013 six month period, Griffin sold 1,324,688 shares of its Centaur Media common stock for total cash proceeds of $1,160, after transaction costs.  The sale of Centaur Media common stock resulted in a pretax gain of $504 in the 2013 six month period.  Griffin held 3,952,462 shares of Centaur Media common stock as of June 1, 2013.

The cost, unrealized gain and fair value of Griffin’s investment in Centaur Media are as follows:

	June 1, 2013	December 1, 2012

Fair value	$2,027	$4,226
Cost	1,957	2,613
Unrealized gain	$70	$1,613

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

On January 18, 2013, Griffin completed the sale of its investment in SNHC for total cash proceeds of $3,418, resulting in a pretax gain of $3,397.

8.     Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	June 1, 2013	December 1, 2012
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,865	1,857
Machinery and equipment	3 to 20 years	12,400	12,300
		16,263	16,155
Accumulated depreciation		(14,203)	(14,030)
		$2,060	$2,125

Griffin incurred new capital lease obligations of $48 and $54 related to equipment acquisitions in the 2013 six month period and the 2012 six month period, respectively.

9.     Long-Term Debt

Long-term debt includes:

	June 1, 2013	December 1, 2012
Nonrecourse mortgages:
6.30%, due May 1, 2014	$196	$289
5.73%, due August 1, 2015	18,820	19,018
8.13%, due April 1, 2016	3,777	3,943
7.0%, due October 2, 2017	5,900	6,016
Variable rate mortgage, due October 2, 2017*	6,645	6,726
Variable rate mortgage, due February 1, 2019*	11,275	11,396
Variable rate mortgage, due August 1, 2019*	7,953	8,034
Variable rate mortgage, due January 27, 2020*	4,016	4,067
Total nonrecourse mortgages	58,582	59,489
Revolving line of credit	—	—
Capital leases	102	72
Total	58,684	59,561
Less: current portion	(1,949)	(1,869)
Total long-term debt	$56,735	$57,692

* Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

As of June 1, 2013, Griffin was a party to four interest rate swap agreements related to nonrecourse mortgages on certain of its real estate assets.  Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 4).  No ineffectiveness on the cash flow hedges was recognized as of June 1, 2013 and none is anticipated over the term of the agreements.  Amounts in other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  The interest rate swap agreements do not contain any credit risk related contingent features.  In the 2013 six month period, Griffin recognized a gain (included in other comprehensive income) before taxes of $424 on its interest rate swap agreements.  In the 2012 six month period, Griffin recognized a loss (included in other comprehensive income) before taxes of $882 on its interest rate swap agreements.

As of June 1, 2013, $750 is expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense.  As of June 1, 2013, the liability for Griffin’s interest rate swap agreements was $2,401 and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.

On April 1, 2013, Griffin Land entered into a modification agreement for its 5.25% nonrecourse mortgage loan with First Niagara Bank due January 27, 2020.  The modification agreement changed the loan’s interest rate from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%.  The loan modification did not change the loan’s collateral or maturity date.  Griffin Land paid $70 to First Niagara Bank for the loan modification, plus transaction costs.  Because the difference between the present values of the future payments under the existing loan and the modified loan is greater than 10%, the loan modification is accounted for as a debt extinguishment.  As such, all deferred costs related to the existing loan with First Niagara Bank ($216) and the fee paid to First Niagara Bank for the modification agreement are reflected as a loss on debt extinguishment on Griffin’s consolidated statement of operations.  Concurrent with the completion of the loan modification agreement, Griffin Land entered into an interest rate swap agreement with First Niagara Bank to fix the interest rate on its nonrecourse mortgage loan with First Niagara Bank at 3.91% for the duration of the loan.

On April 24, 2013, Griffin closed on a new $12.5 million revolving credit line with Webster Bank (the “Webster Credit Line”).  The Webster Credit Line is for two years with an option for Griffin to extend the credit line for a third year.  The Webster Credit Line replaced Griffin’s $12.5 million credit line with Doral Bank (the “Doral Credit Line”) that was scheduled to expire on May 1, 2013.  Interest on the outstanding borrowings under the Webster Credit Line will be at the one month LIBOR rate plus 2.75%.  Interest on outstanding borrowings under the Doral Credit Line was the higher of the prime rate plus 1.5% or 5.875%.  The Webster Credit Line is collateralized by Griffin Land’s properties in Griffin Center South, aggregating approximately 235,000 square feet and an approximately 48,000 square foot single-story office building in Griffin Center.  These are the same properties that collateralized the Doral Credit Line.  There were no borrowings under the Doral Credit Line in fiscal 2012 or in the 2013 six month period and there were no borrowings under the Webster Credit Line as of the date of this Quarterly Report on Form 10-Q.

10.  Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012

Income (loss) as reported from continuing operations for computation of basic and diluted per share results, net of tax	$(112)	$(412)	$1,198	$(1,537)

Income as reported from discontinued operation for computation of basic and diluted per share results, net of tax	—	—	—	1,647

Net income (loss)	$(112)	$(412)	$1,198	$110

Weighted average shares outstanding for computation of basic per share results	5,142,000	5,137,000	5,141,000	5,136,000

Incremental shares from assumed exercise of Griffin stock options (a)	—	—	6,000	—

Adjusted weighted average shares for computation of diluted per share results	5,142,000	5,137,000	5,147,000	5,136,000

(a)                    Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  Such assessment is based on income (loss) from continuing operations when net income includes discontinued operations.  The incremental shares from the assumed exercise of stock options in the thirteen weeks ended June 1, 2013 would have been 8,000.  The incremental shares from the assumed exercise of stock options in the thirteen and twenty-six weeks ended June 2, 2012 would have been 3,000 and 4,000, respectively.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”).  Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.  Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at June 1, 2013 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors upon their re-election to Griffin’s Board of Directors:

	For the 26 Weeks Ended,
	June 1, 2013		June 2, 2012
	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date

Non-employee directors	8,112	$12.94	6,748	$11.32

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted in the 2013 and 2012 six month periods were as follows:

	For the 26 Weeks Ended,
	June 1, 2013	June 2, 2012

Expected volatility	40.3%	41.1%
Risk free interest rate	1.33%	1.16%
Expected option term (in years)	8.5	8.5
Annual dividend yield	$0.20	—

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 26 Weeks Ended,
	June 1, 2013		June 2, 2012
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	80,451	$29.95	54,075	$27.08
Exercised	(6,776)	$11.81	(5,322)	$15.03
Vested	34,143	$32.36	33,801	$32.69
Outstanding at end of period	107,818	$31.86	82,554	$30.16

Range of Exercise Prices for Vested Options	Outstanding at June 1, 2013	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00-$32.00	34,742	$28.24	4.8	$65
$32.00-$39.00	73,076	$33.58	5.6	—
	107,818	$31.86	5.3	$65

	For the 26 Weeks Ended,
	June 1, 2013		June 2, 2012
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	163,390	$29.84	190,443	$30.56
Granted	8,112	$29.58	6,748	$23.70
Vested	(34,143)	$32.36	(33,801)	$32.69
Nonvested at end of period	137,359	$29.20	163,390	$29.84

Range of Exercise Prices for Nonvested Options	Outstanding at June 1, 2013	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00-$30.00	117,360	$28.53	7.9	$146
$33.00-$35.00	19,999	$33.07	5.6	—
	137,359	$29.20	7.6	$146

Number of option holders at June 1, 2013	18

Compensation expense and related tax benefits for stock options were as follows:

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012

Compensation expense	$152	$166	$267	$304

Related tax benefit	$28	$31	$57	$66

As of June 1, 2013, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2013	$215
Fiscal 2014	$265
Fiscal 2015	$112
Fiscal 2016	$12

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Unrealized	Unrealized gain	Actuarial gain
	loss on cash	on investment	on postretirement
	flow hedges	in Centaur Media	benefit plan	Total
Balance December 1, 2012	$(2,011)	$1,054	$236	$(721)

Before reclassfication	267	(672)	—	(405)
Amount reclassified	230	(332)	—	(102)
Net current period activity for other comprehensive loss	497	(1,004)	—	(507)
Balance June 1, 2013	$(1,514)	$50	$236	$(1,228)

Changes in accumulated other comprehensive income (loss) are as follows:

	For the 13 Weeks Ended,
	June 1, 2013			June 2, 2012
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassification included in net income (loss):
Loss on cash flow hedges (interest expense)	$191	$(71)	$120	$163	$(61)	$102
Total reclassification included in net income (loss)	191	(71)	120	163	(61)	102

Mark to market adjustment on Centaur Media for the increase (decrease) in the foreign currency exchange rate	20	(7)	13	(95)	33	(62)

Mark to market adjustment on Centaur Media for the decrease in fair value	(995)	349	(646)	(720)	252	(468)

Increase (decrease) in fair value of Griffin’s cash flow hedges	293	(109)	184	(476)	177	(299)

Other comprehensive loss	$(491)	$162	$(329)	$(1,128)	$401	$(727)

	For the 26 Weeks Ended,
	June 1, 2013			June 2, 2012
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net income (loss):
Realized gain on sale of Centaur Media (gain on sale)	$(509)	$177	$(332)	$—	$—	$—

Loss on cash flow hedges (interest expense)	366	(136)	230	329	(122)	207
Total reclassifications included in net income (loss)	(143)	41	(102)	329	(122)	207

Mark to market adjustment on Centaur Media for the decrease in the foreign currency exchange rate	(223)	78	(145)	(44)	15	(29)

Mark to market adjustment on Centaur Media for the decrease in fair value	(811)	284	(527)	(257)	90	(167)

Increase (decrease) in fair value of Griffin’s cash flow hedges	424	(157)	267	(882)	327	(555)

Other comprehensive loss	$(753)	$246	$(507)	$(854)	$310	$(544)

Cash Dividend

Griffin did not declare a cash dividend in the 2013 or 2012 six month periods.  During the 2013 first quarter, Griffin paid $1,028 for the cash dividend declared in the 2012 fourth quarter.  During the 2012 first quarter, Griffin paid $513 for the cash dividend declared in the 2011 fourth quarter.

11.          Supplemental Financial Statement Information

Deferred Revenue on Land Sale

In the 2012 third quarter, Griffin Land closed on the Dollar Tree Sale.  As required under the terms of the Dollar Tree Sale, Griffin Land was required to construct a sewer line to service the land that was sold.  As a result of Griffin Land’s continuing involvement with the land sold, this transaction was accounted for under the percentage of completion method, whereby the revenue and the pretax gain on sale were being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required construction of the sewer line. Costs included in determining the percentage of completion were the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and estimated future costs related to the land sold.

As of June 1, 2013, all of the costs related to the Dollar Tree Sale have been incurred; therefore, from the date of the transaction through June 1, 2013, all of the revenue and pretax gain on sale have been recognized in Griffin’s consolidated statements of operations.  Griffin’s consolidated statement of operations for the 2013 second quarter and 2013 six month period include revenue of $1,590 and $2,474, respectively, and a pretax gain on sale of $1,368 and $2,109, respectively, from the Dollar Tree Sale.  Including the pretax gain on sale of $3,942 recognized in fiscal 2012, the total pretax gain on the Dollar Tree Sale was $6,051.  Property sales revenue and pretax gain in the 2013 second quarter and the 2013 six month period also include $177 from an amended agreement related to the Dollar Tree Sale.

Supplemental Cash Flow Information

Decreases of $1,034 and $301, respectively, in the 2013 and 2012 six month periods in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.  In the 2013 six month period, Griffin sold 1,324,688 shares of its Centaur Media common stock (see Note 7).

Included in accounts payable and accrued liabilities at June 1, 2013 and December 1, 2012 were $721 and $942, respectively, for additions to real estate assets.  Accounts payable and accrued liabilities related to additions to real estate assets decreased by $221 in the 2013 six month period and increased by $1,355 in the 2012 six month period.

As of December 1, 2012, Griffin’s accrued liabilities included $1,028 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2012 and paid in the 2013 first quarter.

	For the 13 Weeks Ended,		For the 26 Weeks Ended,
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012

Interest payments, net of capitalized interest	$658	$961	$1,847	$1,926

Income Taxes

Griffin’s effective income tax rate on continuing operations was 30.3% for the 2013 six month period as compared to 40.1% in the 2012 six month period.  The effective tax rate in the 2013 six month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

As of June 1, 2013, Griffin’s consolidated balance sheet includes a net current deferred tax asset of $542 and a net noncurrent deferred tax asset of $1,930.  Although Griffin has incurred pretax losses from continuing operations for the fiscal years ended December 1, 2012, December 3, 2011 and November 27, 2010, management has concluded that a valuation allowance against those net deferred tax assets is not required.

Examinations of Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns are currently being performed.

12.  Commitments and Contingencies

As of June 1, 2013, Griffin had committed purchase obligations of approximately $2,411, principally for the development of Griffin Land’s properties and the purchase of plants and raw materials by Imperial.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, the recoverability of its accounts receivable and inventory reserves. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the thirteen and twenty-six weeks ended June 1, 2013 are consistent with those used by Griffin to prepare its fiscal 2012 financial statements.

Summary

Griffin’s loss from continuing operations and net loss were both approximately $0.1 million in the thirteen weeks ended June 1, 2013 (the “2013 second quarter”) as compared to a loss from continuing operations and a net loss that were both approximately $0.4 million in the thirteen weeks ended June 2, 2012 (the “2012 second quarter”). The lower loss from continuing operations and lower net loss in the 2013 second quarter as compared to the 2012 second quarter principally reflect higher consolidated operating profit in the 2013 second quarter as compared to the 2012 second quarter partially offset by a loss on debt extinguishment in the 2013 second quarter (there were no debt extinguishments in the 2012 second quarter) and higher interest expense in the 2013 second quarter as compared to the 2012 second quarter.

The increase in consolidated operating profit in the 2013 second quarter as compared to the 2012 second quarter reflects higher operating profit at both Griffin Land and Imperial, partially offset by higher general corporate expense. The higher operating profit at Griffin Land was due to the recognition of gain of approximately $1.4 million from the sale to Dollar Tree Distribution, Inc. of approximately 93 acres of undeveloped land in New England Tradeport (“Tradeport”) that closed in the 2012 third quarter (the “Dollar Tree Sale”). The Dollar Tree Sale was accounted for under the percentage of completion method whereby the revenue and the gain on sale were recognized in Griffin Land’s operating results as the total costs related to the property sold were incurred. The loss on debt extinguishment reflects the writeoff of debt issuance costs and a fee paid to First Niagara Bank (“First Niagara”) as a result of Griffin Land and

First Niagara entering into a loan modification agreement on Griffin Land’s mortgage loan with First Niagara. The loan modification effectively reduced the interest rate on Griffin Land’s mortgage loan with First Niagara from 5.25% to 3.91% and was accounted for as a debt extinguishment. The higher interest expense in the 2013 second quarter as compared to the 2012 second quarter is principally due to interest being capitalized in the 2012 second quarter related to the construction of Griffin Land’s 228,000 square foot industrial building in the Lehigh Valley that was under construction during the 2012 second quarter. That building was completed and placed in service at the end of the 2012 third quarter. There was no interest capitalized in the 2013 second quarter.

Griffin’s income from continuing operations and net income were both approximately $1.2 million for the twenty-six weeks ended June 1, 2013 (the “2013 six month period”) as compared to a loss from continuing operations of approximately $1.5 million and net income of approximately $0.1 million for the twenty-six weeks ended June 2, 2012 (the “2012 six month period”). The 2012 six month period included a gain of approximately $1.6 million, net of tax, from Griffin’s discontinued operation (see below). The increase in Griffin’s results from continuing operations in the 2013 six month period, as compared to the 2012 six month period, principally reflects essentially break even operating results in the 2013 six month period as compared to an operating loss in the 2012 six month period and gains on the sales of investments in the 2013 six month period, partially offset by the loss on debt extinguishment and higher interest expense, and income tax expense in the 2013 six month period as compared to an income tax benefit in the 2012 six month period.

Griffin’s 2013 six month period included a gain of approximately $3.4 million on the sale of its investment in Shemin Nurseries Holding Corp. (“SNHC”) and a gain of approximately $0.5 million on the sale of a portion of its holdings in Centaur Media plc (“Centaur Media”). There were no gains from the sale of investments in the 2012 six month period, but the 2012 six month period did include investment income of approximately $0.5 million principally from a cash distribution from SNHC. Griffin’s lower consolidated operating loss in the 2013 six month period, as compared to the 2012 six month period, was due to higher operating profit at Griffin Land, due mostly to the recognition of gain on the Dollar Tree Sale, and a lower operating loss at Imperial, partially offset by an increase in general corporate expense. The increase in interest expense in the 2013 six month period as compared to the 2012 six month period principally reflects a portion of Griffin’s interest being capitalized in the 2012 six month period as compared to no interest capitalized in the 2013 six month period. The income tax expense in the 2013 six month period as compared to an income tax benefit in the 2012 six month period reflects Griffin’s income from continuing operations before income taxes in the 2013 six month period as compared to the loss from continuing operations before income taxes in the 2012 six month period.

On January 31, 2012, Griffin Land closed on the sale of its fully leased 308,000 square foot warehouse building in Manchester, Connecticut for $16.0 million in cash, and recorded a gain on sale, before taxes, of approximately $2.9 million in the 2012 six month period. Griffin Land had an operating profit from the Manchester warehouse of approximately $0.2 million, before taxes, in the 2012 six month period prior to the sale of that facility. In the 2011 fourth quarter, Griffin Land had given notice to the lessee of the Manchester warehouse that it was exercising the put option under its lease to sell the building to the lessee. Accordingly, under U.S. GAAP, the results of operations of the Manchester warehouse and the gain on the sale of that property were reported as a discontinued operation in fiscal 2012.

Results of Operations

Thirteen Weeks Ended June 1, 2013 Compared to the Thirteen Weeks Ended June 2, 2012

Griffin’s consolidated total revenue increased from approximately $12.7 million in the 2012 second quarter to approximately $15.2 million in the 2013 second quarter. The net increase of approximately $2.5 million reflects an increase of approximately $1.8 million in total revenue at Griffin Land and an increase of approximately $0.7 million in net sales and other revenue at Imperial.

Total revenue at Griffin Land increased from approximately $4.5 million in the 2012 second quarter to approximately $6.3 million in the 2013 second quarter, reflecting an increase of approximately $1.6 million of revenue from property sales and an increase of approximately $0.2 million in rental revenue. The entire increase in revenue from property sales relates to the Dollar Tree Sale, including approximately $1.4 million from the recognition, in the 2013 second quarter, of previously deferred revenue from the Dollar Tree Sale and approximately $0.2 million of revenue from an amended agreement between Griffin Land and Dollar Tree whereby Griffin Land was entitled to receive an additional approximately $0.2 million upon completion of a sewer line to service the land sold that Griffin Land was required, under the terms of the sale, to construct. Accordingly, because of the continuing involvement with the land that was sold, the Dollar Tree Sale was accounted for under the percentage of completion method, whereby the revenue and gain on the sale were recognized as the total costs related to the property sold were incurred. From the date of the sale in the 2012 third quarter through the end of the 2013 second quarter, Griffin Land has recognized a total of approximately $7.2 million of revenue from the Dollar Tree Sale, including the approximately $0.2 million of revenue as a result of the amended agreement that was recognized in the 2013 second quarter upon completion of the sewer line. Cash proceeds of $7.0 million, before transaction costs, from the Dollar Tree Sale were received in fiscal 2012 when the sale closed. The Dollar Tree Sale proceeds received at closing were placed in escrow to be used for the purchase of a replacement property under a Section 1031 like-kind exchange for income tax purposes. There were no property sales in Griffin Land’s continuing operations in the 2012 second quarter. Property sales occur periodically, and changes in revenue from year to year from these transactions may not be indicative of any trends in the real estate business.

The increase of approximately $0.2 million in rental revenue at Griffin Land in the 2013 second quarter as compared to the 2012 second quarter principally reflects an increase of approximately $0.5 million of rental revenue from leases that were in place in the 2013 second quarter that were entered into subsequent to the 2012 second quarter, partially offset by a decrease of approximately $0.3 million of rental revenue from space that was under lease in the 2012 second quarter but was vacant for all or part of the 2013 second quarter.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of June 2, 2012	2,232,000	1,753,000	79%
As of December 1, 2012	2,460,000	1,822,000	74%
As of June 1, 2013	2,460,000	2,108,000	86%

The increase in total square footage of Griffin Land’s real estate portfolio from 2,232,000 square feet as of June 2, 2012 to 2,460,000 square feet as of December 1, 2012 and June 1, 2013 reflects the completion of construction, at the end of the 2012 third quarter, of the 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania. The increase in square footage leased as of June 1, 2013, as compared to December 1, 2012, reflects a full building lease for the new Lehigh Valley building that was entered into in the 2013 second quarter along with completion of several new leases during the 2013 six month period aggregating approximately 68,000 square feet of previously vacant space (approximately 36,000 square feet of office/flex space and approximately 31,000 square feet of industrial/warehouse space) partially offset by two leases aggregating approximately 10,000 square feet that expired and were not renewed.  Rental revenue from the full building lease of the new building in the Lehigh Valley is expected to begin in the 2013 third quarter.

Market activity in the north submarket of Hartford, Connecticut, where most of Griffin Land’s real estate portfolio is located, had been fairly slow for both office/flex space and industrial/warehouse space through the early part of fiscal 2013. Griffin Land was able to secure new leases because Griffin Land believes that it benefits from its reputation as a stable company that maintains its properties, meets its obligations and is able to deliver space to tenants timely and in accordance with the tenant’s requirements. In the first half of fiscal 2013, there was an increase in requests for proposals received by Griffin Land regarding leasing or land development transactions, particularly related to industrial space. There is no guarantee that this increase in market activity will result in any new transactions by Griffin Land.

Imperial’s net sales and other revenue increased from approximately $8.3 million in the 2012 second quarter to approximately $9.0 million in the 2013 second quarter. Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring months of March, April and May, which comprise Griffin’s second quarter. The increase in net sales in the 2013 second quarter, as compared to the 2012 second quarter, principally reflects an 11% increase in unit sales volume. Sales pricing was essentially unchanged in the 2013 second quarter as compared to the 2012 second quarter. The increase in sales volume reflects Imperial having more plants available for sale in the 2013 second quarter as compared to the 2012 second quarter, due in part to the 2012 second quarter not having certain units available for sale because they were lost during storms the previous year.

Griffin’s consolidated operating results, including general corporate expense, increased from an operating loss of approximately $0.1 million in the 2012 second quarter to an operating profit of approximately $1.0 million in the 2013 second quarter.  Operating profit at Griffin Land increased from approximately $0.9 million in the 2012 second quarter to approximately $2.1 million in the 2013 second quarter. Imperial’s operating results increased from essentially break-even in the 2012 second quarter to an operating profit of approximately $0.2 million in the 2013 second quarter. Griffin’s general corporate expense increased from approximately $1.0 million in the 2012 second quarter to approximately $1.4 million in the 2013 second quarter.

Operating profit at Griffin Land in the 2013 and 2012 second quarters were as follows:

	2013	2012
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Rental revenue	$4,681	$4,476
Costs related to rental revenue excluding depreciation and amortization expense (a)	(1,649)	(1,539)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	3,032	2,937
Revenue from property sales	1,590	—
Costs related to property sales	(222)	—
Gain from property sales	1,368	—
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	4,400	2,937
General and administrative expenses excluding depreciation and amortization expense (a)	(726)	(632)
Profit before depreciation and amortization expense (a)	3,674	2,305
Depreciation and amortization expense related to costs of rental revenue	(1,526)	(1,390)
Depreciation and amortization expense - other	(3)	(3)
Operating profit	$2,145	$912

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

As noted above, the entire revenue from property sales in the 2013 second quarter is from the Dollar Tree Sale. Accordingly, the gain from property sales in the 2013 second quarter is also entirely due to the Dollar Tree Sale. At the end of the 2013 second quarter, construction of the sewer line was completed and all of the costs related to the Dollar Tree Sale have been incurred; therefore, from the date of the Dollar Tree Sale through the end of the 2013 second quarter, all of the gain on sale has been recognized in Griffin’s consolidated statements of operations. Including the gain on sale of approximately $3.9 million recognized in fiscal 2012 and approximately $0.7 million recognized in the 2013 first quarter, the total pretax gain on the Dollar Tree Sale was approximately $6.0 million, including the approximately $0.2 million from the amended agreement between Dollar Tree and Griffin Land.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.1 million in the 2013 second quarter as compared to the 2012 second quarter, due principally to the increase in rental revenue, substantially offset by an increase in costs related to rental revenue excluding depreciation and amortization expense in the 2013 second quarter as compared to the 2012 second quarter.

Griffin Land’s general and administrative expenses increased by approximately $0.1 million in the 2013 second quarter as compared to the 2012 second quarter. The increase principally reflects higher real estate tax expense in the 2013 second quarter and various small increases in other general and administrative expenses. Depreciation and amortization expense at Griffin Land increased by approximately $0.1 million in the 2013 second quarter as compared to the 2012 second quarter. The increase in depreciation and amortization expense principally reflects approximately $0.1 million of depreciation expense on the new 228,000 square foot industrial building that was completed and placed in service at the end of the 2012 third quarter.

Imperial’s operating results in the 2013 and 2012 second quarters were as follows:

	2013	2012
	Second Qtr.	Second Qtr.
	(amounts in thousands)
Net sales and other revenue	$8,972	$8,258
Cost of goods sold	7,652	7,162
Gross profit	1,320	1,096
Selling, general and administrative expenses	(1,106)	(1,060)
Operating profit	$214	$36

Imperial’s operating profit increased by approximately $0.2 million in the 2013 second quarter as compared to the 2012 second quarter due to an increase of approximately $0.2 million in gross profit while selling, general and administrative expenses were essentially unchanged. The increase in gross profit principally reflects the increase in sales volume. Imperial’s net sales and other revenue in both the 2013 second quarter and 2012 second quarter include approximately $0.1 million of rental revenue from its Florida farm and approximately $0.1 million of revenue from royalties. Imperial’s cost of goods sold in both the 2013 second quarter and the 2012 second quarter include approximately $0.1 million related to the rental revenue from the Florida farm. Excluding the effect of the revenue from royalties and the rental revenue and expenses of the Florida farm, Imperial’s non-U.S. GAAP gross margin on sales increased from 12.3% in the 2012 second quarter to 13.6% in the 2013 second quarter. The increase in gross margin principally reflects lower plant costs in the 2013 second quarter as compared to the 2012 second quarter. Gross margin excluding the effects of royalty revenue and rental revenue and expenses of the Florida farm is presented because Griffin believes it assists investors in assessing Imperial’s performance in its core business of growing and selling containerized plants. On a U.S. GAAP basis, Imperial’s gross margin on net sales and other revenue increased from 13.3% in the 2012 second quarter to 14.7% in the 2013 second quarter.  Imperial’s selling, general and administrative expenses were essentially unchanged in the 2013 second quarter as compared to the 2012 second quarter. As a percentage of net sales, Imperial’s selling, general and administrative expenses decreased from 12.8% in the 2012 second quarter to 12.3% in the 2013 second quarter.

Griffin’s general corporate expense increased from approximately $1.0 million in the 2012 second quarter to approximately $1.4 million in the 2013 second quarter. The increase of approximately $0.4 million principally reflects an increase in expenses related to Griffin’s non-qualified deferred compensation plan. The higher expenses of the non-qualified deferred compensation plan reflect the effect on participants’ balances of the higher stock market performance in the 2013 second quarter as compared to the 2012 second quarter.

Griffin’s consolidated interest expense was approximately $1.0 million in the 2013 second quarter, as compared to consolidated interest expense of approximately $0.8 million in the 2012 second quarter. The increase of approximately $0.2 million in interest expense is principally due to interest of approximately $0.2 million being capitalized in the 2012 second quarter, as compared to no capitalized interest in the 2013 second quarter. The capitalized interest in the 2012 second quarter was primarily on the 228,000 square foot Lehigh Valley industrial building that was under construction during that period and certain offsite improvements related to Griffin Land’s residential development also being constructed during that period.

In the 2013 second quarter, Griffin incurred a loss on debt extinguishment of approximately $0.3 million, related to the loan modification agreement on Griffin’s nonrecourse mortgage loan with First Niagara (the “First Niagara Loan”) due in January 2020. On April 1, 2013, Griffin Land and First Niagara entered into an agreement that reduced the interest rate on the First Niagara Loan from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. Because the difference between the present value of the future payments under the modified loan and the present value of payments under the existing loan is greater than 10% of the present value of the payments under the existing loan, the loan modification is accounted for as a debt extinguishment. As such, all deferred costs related to the existing First Niagara Loan (approximately $0.2 million) and the fee paid to First Niagara for the loan modification (approximately $0.1 million) are reflected as a loss on debt extinguishment in Griffin’s consolidated statements of operations. Concurrent with that agreement, Griffin also entered into an interest rate swap agreement with First Niagara to fix the interest rate on the First Niagara Loan at 3.91% for the remainder of the loan term.

Griffin’s effective tax rate was 52.3% in the 2013 second quarter as compared to 48.7% in the 2012 second quarter. The effective tax rate for the 2013 second quarter is based on management’s projections of operating results for the fiscal 2013 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

Twenty-Six Weeks Ended June 1, 2013 Compared to the Twenty-Six Weeks Ended June 2, 2012

Griffin’s consolidated total revenue increased from approximately $17.3 million in the 2012 six month period to approximately $20.9 million in the 2013 six month period. The increase of approximately $3.6 million reflects an increase of approximately $2.9 million in total revenue at Griffin Land and an increase of approximately $0.7 million in net sales and other revenue at Imperial.

Total revenue at Griffin Land increased from approximately $8.9 million in the 2012 six month period to approximately $11.8 million in the 2013 six month period, reflecting an increase of approximately $2.5 million from property sales and an approximately $0.4 million increase in rental revenue in the 2013 six month period as compared to the 2012 six month period. The entire increase in revenue from property sales relates to the Dollar Tree Sale, including approximately $2.3 million from the recognition in the 2013 six month period of previously deferred revenue (the Dollar Tree Sale was accounted for under the percentage of completion method) and approximately $0.2 million from an amended agreement between Dollar Tree and Griffin Land, whereby Griffin Land was entitled to receive an additional approximately $0.2 million upon completion of construction of the sewer line. There were no property sales included in continuing operations in the 2012 six month period. Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business. The approximately $0.4 million increase in rental revenue reflects approximately $1.0 million in rental revenue from space that was leased for all or a portion of the 2013 six month period but was vacant in the 2012 six month period, partially offset by approximately $0.6 million from leases in place during the 2012 six month period that terminated and were not renewed prior to the end of the 2013 six month period.

Net sales and other revenue at Imperial increased from approximately $8.5 million in the 2012 six month period to approximately $9.2 million in the 2013 six month period. Due to the seasonality of the landscape nursery business, Imperial’s total sales and other revenue in the second quarter, which is comprised of the spring months of March, April and May, account for approximately 98% of Imperial’s total net sales and other revenue for the six month period. Accordingly, the factors that affected the increase in Imperial’s net sales and other revenue in the 2013 six month period as compared to the 2012 six month period are the same as those discussed above with respect to the increase in Imperial’s net sales and other revenue in the 2013 second quarter as compared to the 2012 second quarter.

Griffin’s consolidated results from operations, including general corporate expense, were essentially break-even in the 2013 six month period as compared to a consolidated operating loss, including general corporate expense, of approximately $1.3 million in the 2012 six month period. The increase in operating results in the 2013 six month period, as compared to the 2012 six month period, principally reflects an increase of approximately $1.6 million in operating profit at Griffin Land and a decrease of approximately $0.2 million in the operating loss incurred by Imperial, partially offset by an increase of approximately $0.4 million in general corporate expense.

Operating profit at Griffin Land in the 2013 and 2012 six month periods were as follows:

	2013	2012
	Six Month	Six Month
	Period	Period
	(amounts in thousands)
Rental revenue	$9,305	$8,889
Costs related to rental revenue excluding depreciation and amortization expense (a)	(3,639)	(3,159)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	5,666	5,730
Revenue from property sales	2,474	—
Costs related to property sales	(365)	—
Gain from property sales	2,109	—
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	7,775	5,730
General and administrative expenses excluding depreciation and amortization expense	(1,504)	(1,319)
Profit before depreciation and amortization expense (a)	6,271	4,411
Depreciation and amortization expense related to costs of rental revenue	(3,054)	(2,763)
Depreciation and amortization expense - other	(6)	(8)
Operating profit	$3,211	$1,640

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

The decrease of approximately $0.1 million in Griffin Land’s profit from leasing activities before general and administrative expenses and before depreciation and amortization expense in the 2013 six month period as compared to the 2012 six month period principally reflects an increase of approximately $0.5 million in costs related to rental revenue excluding depreciation and amortization expense, substantially offset by the approximately $0.4 million increase in rental revenue. The increase in costs related to rental revenue excluding depreciation and amortization expense principally reflects an increase in snow removal expenses in the 2013 six month period as compared to the 2012 six month period. The higher snow removal expenses in the 2013 six month period reflect the effect of the relatively mild winter weather in the 2012 six month period when there was a minimal amount of snowfall, as compared to a higher amount of snowfall in the 2013 six month period.

Griffin Land’s general and administrative expenses increased from approximately $1.3 million in the 2012 six month period to approximately $1.5 million in the 2013 six month period. The increase in general and administrative expenses principally reflects higher real estate taxes, legal expenses and payroll expenses in the 2013 six month period. Depreciation and amortization expense at Griffin Land increased approximately $0.3 million in the 2013 six month period as compared to the 2012 six month period due principally to depreciation expense of approximately $0.2 million in the 2013 six month period on the 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania that was completed and placed in service at the end of the 2012 third quarter and an increase of approximately $0.1 million in depreciation expense related to new tenant improvements.

Imperial’s operating losses for the 2013 and 2012 six month periods were as follows:

	2013	2012
	Six Month Period	Six Month Period
	(amounts in thousands)

Net sales and other revenue	$9,174	$8,458
Cost of goods sold	7,805	7,335
Gross profit	1,369	1,123
Selling, general and administrative expenses	(1,778)	(1,730)
Operating loss	$(409)	$(607)

Imperial’s operating loss in the 2013 six month period decreased by approximately $0.2 million from the operating loss incurred in the 2012 six month period, reflecting an approximate $0.2 million increase in gross profit, while selling, general and administrative expenses were essentially unchanged. The increase in gross profit in the 2013 six month period as compared to the 2012 six month period principally reflects the factors discussed above with respect to the increase in Imperial’s gross profit in the 2013 second quarter as compared to the 2012 second quarter. Because of the seasonality of the landscape nursery business, approximately 96% of Imperial’s gross profit in the 2013 six month period was earned in the 2013 second quarter. Imperial’s net sales and other revenue in both the 2013 six month period and the 2012 six month period include approximately $0.2 million of rental revenue from its Florida farm and approximately $0.1 million of revenue from royalties. Imperial’s cost of goods sold in both the 2013 six month period and the 2012 six month period include approximately $0.1 million related to the rental revenue from the Florida farm. Excluding the effect of the revenue from royalties and the rental revenue and expenses of the Florida farm, Imperial’s non-U.S. GAAP gross margin on sales increased from 12.1% in the 2012 six month period to 13.5% in the 2013 six month period. The increase in gross margin principally reflects lower plant costs in the 2013 six month period as compared to the 2012 six month period. Gross margin excluding the effects of royalty revenue and rental revenue and expenses of the Florida farm is presented because Griffin believes it assists investors in assessing Imperial’s performance in its core business of growing and selling containerized plants. On a U.S. GAAP basis, Imperial’s gross margin on net sales and other revenue increased from 13.3% in the 2012 six month period to 14.9% in the 2013 six month period. Imperial’s selling, general and administrative expenses were essentially unchanged in the 2013 six month period as compared to the 2012 six month period. As a percentage of net sales, Imperial’s selling, general and administrative expenses decreased from 20.5% in the 2012 six month period to 19.4% in the 2013 six month period.

Griffin’s general corporate expense increased from approximately $2.4 million in the 2012 six month period to approximately $2.8 million in the 2013 six month period, principally due to an increase in expenses related to Griffin’s non-qualified deferred compensation plan. The higher expenses of the non-qualified deferred compensation plan reflect the effect on participants’ balances of generally higher overall stock market performance during the 2013 six month period as compared to the 2012 six month period.

Griffin’s consolidated interest expense increased from approximately $1.7 million in the 2012 six month period to approximately $1.9 million in the 2013 six month period principally due to approximately $0.4 million of interest capitalized in the 2012 six month period (there was no interest capitalized in the 2013 six month period) partially offset by lower interest expense in the 2013 six month period due to the lower amount of debt in the 2013 six month period as compared to the 2012 six month period and a lower interest rate on a mortgage loan with Webster Bank that was refinanced in the 2012 fourth quarter. Interest capitalized in the 2012 six month period was on the construction projects ongoing in the 2012 six month period, principally the warehouse building being built by Griffin Land in the Lehigh Valley of Pennsylvania. Griffin’s average outstanding debt in the 2013 six month period was approximately $59.0 million as compared to $60.8 million in the 2012 six month period, reflecting principal payments made on Griffin’s nonrecourse mortgages subsequent to the 2012 six month period.

In the 2013 six month period, Griffin incurred a loss on debt extinguishment of approximately $0.3 million, related to the loan modification agreement on the First Niagara Loan due in January 2020. On April 1, 2013, Griffin Land and First Niagara entered into an agreement that reduced the interest rate on the First Niagara Loan from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. Because the difference between the present value of the future payments under the modified loan and the present value of payments under the existing loan is greater than 10% of the present value of the payments under the existing loan, the loan modification is accounted for as a debt extinguishment. As such, all deferred costs related to the existing First Niagara Loan (approximately $0.2 million) and the fee paid to First Niagara for the loan modification (approximately $0.l million) are reflected as a loss on debt extinguishment. Concurrent with that agreement, Griffin also entered into an interest rate swap agreement with First Niagara to fix the interest rate on the First Niagara Loan at 3.91% for the remainder of the loan term.

In the 2013 six month period, the sale of Griffin’s investment in SNHC was completed, with Griffin receiving cash proceeds of approximately $3.4 million. Because of the low carrying cost of its investment in SNHC, Griffin’s gain on sale was approximately $3.4 million, essentially equal to the cash proceeds received. Also in the 2013 six month period, Griffin sold 1,324,688 shares of its common stock of Centaur Media for cash proceeds of approximately $1.2 million. Griffin’s gain from the sale of its Centaur Media common stock in the 2013 six month period was approximately $0.5 million. After the sales of Centaur Media common stock, Griffin owned 3,952,462 shares of Centaur Media common stock. There were no sales of investments in the 2012 six month period, however, the 2012 six month period did include investment income of approximately $0.5 million principally from a cash distribution from SNHC.

Griffin’s effective tax rate was 30.3% for the 2013 six month period, as compared to an effective tax rate of 40.1% for the 2012 six month period. The lower effective tax rate in the 2013 six month period as compared to the 2012 six month period reflects the effect of higher state income taxes in the 2012 six month period. Griffin’s effective tax rate for the 2013 six month period is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $4.2 million in the 2013 six month period as compared to approximately $1.5 million in the 2012 six month period, principally reflecting approximately $1.7 million more cash used as a result of changes in assets and liabilities in the 2013 six month period as compared to the 2012 six month period. The increase in cash used as a result of changes in assets and liabilities principally reflects the timing of cash receipts and payments, including the effect of a reduction in other current assets of approximately $1.4 million during the 2013 six month period as compared to a reduction in other current assets of approximately $2.3 million in the 2012 six month period. The change in other current assets in the 2012 six month period included cash proceeds of approximately $0.5 million collected in the 2012 six month period from an insurance claim that was settled in the previous year.

Net cash provided by investing activities was approximately $1.4 million in the 2013 six month period as compared to net cash provided by investing activities of approximately $7.3 million in the 2012 six month period. The net cash provided by investing activities in the 2013 six month period includes the cash proceeds of approximately $6.9 million that were returned from escrow and used for the acquisition of an approximately 49 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania for approximately $7.1 million in cash, before transaction costs, that closed on December 28, 2012 (see below). In addition to the acquisition of undeveloped land in the 2013 six month period, Griffin Land’s additions to its real estate assets included approximately $2.9 million of expenditures principally for tenant improvements related to leases recently signed and the construction of the sewer line related to the Dollar Tree Sale. In the 2013 six month period, Griffin had approximately $0.1 million of additions to property and equipment, mostly for purchases of equipment at both Imperial and Griffin Land. Also, in the 2013 six month period, Griffin received net cash proceeds of approximately $3.4 million from the sale of its investment in SNHC and net cash proceeds of approximately $1.2 million from the sale of a portion of the common stock in Centaur Media held by Griffin.

The 49 acre parcel of undeveloped land acquired in the 2013 six month period is expected to support the development of two industrial buildings totaling approximately 530,000 square feet, although there were no governmental approvals in place for such development at the time of closing. As such, the seller agreed to provide Griffin Land certain recission rights if the required approvals are not obtained or the seller does not complete certain post-closing obligations. Griffin Land has recently received preliminary approvals of its development plans for the land acquired in the 2013 six month period and expects to receive final approvals for its development plans by the end of this year.

Net cash provided by investing activities of approximately $7.3 million in the 2012 six month period reflected the net cash proceeds of approximately $15.5 million received from the sale of the Manchester, Connecticut warehouse that closed in the 2012 first quarter. Upon completion of that sale, Griffin deposited the cash received from the sale at closing into an escrow account for the potential purchase of a replacement property under a Section 1031 like-kind exchange. Griffin Land did not identify a replacement property, therefore, it did not complete the Section 1031 like-kind exchange. As a result, the cash held in escrow was released to Griffin in the 2012 second quarter. Also in the 2012 six month period, Griffin received cash of approximately $0.7 million from SNHC, approximately $0.4 million of which was reflected as dividend income and included in operating activities with the remaining balance of approximately $0.3 million reflected as a return of capital and included in investing activities. Partially offsetting the cash received from the Manchester warehouse sale and the return of capital from SNHC was approximately $8.4 million of additions to real estate assets, principally for Griffin Land’s construction, on speculation, of the 228,000 square foot industrial building on the undeveloped land parcel in the Lehigh Valley of Pennsylvania that was acquired in 2010. In the 2013 second quarter, Griffin Land completed a five-year full building lease for its new Lehigh Valley building. In the 2012 six month period Griffin also had approximately $0.1 million of additions to property and equipment, mostly for purchases of equipment at Imperial.

Net cash used in financing activities was approximately $2.2 million in the 2013 six month period as compared to approximately $1.4 million in the 2012 six month period. The net cash used in financing activities in the 2013 six month period reflects the payment of approximately $1.0 million for the dividend on Griffin’s common stock that was declared in the 2012 fourth quarter and paid in the 2013 first quarter and approximately $0.9 million for payments of principal on Griffin Land’s nonrecourse mortgages. Net cash used in financing activities in the 2013 six month period also includes approximately $0.2 million of debt issuance costs related to a new revolving credit agreement completed in the 2013 six month period (see below) and approximately $0.1 million related to the modification of the First Niagara mortgage loan (see below). Griffin received approximately $0.1 million from the exercise of stock options in the 2013 six month period. Net cash used in financing activities in the 2012 six month period reflected cash of approximately $0.9 million for payments of principal on Griffin Land’s nonrecourse mortgages and approximately $0.5 million for the payment of dividends, partially offset by approximately $0.1 million received from the exercise of stock options in the 2012 six month period.

On April 24, 2013, Griffin closed on a new $12.5 million revolving credit agreement with Webster Bank (the “Webster Credit Line”). The Webster Credit Line is for two years with an option for Griffin to extend the credit line for a third year. The Webster Credit Line replaced Griffin’s $12.5 million credit line with Doral Bank (the “Doral Credit Line”) that was scheduled to expire on May 1, 2013. Interest on the outstanding borrowings under the Webster Credit Line will be at the one month LIBOR rate plus 2.75%. Interest on outstanding borrowings under the Doral Credit Line was the higher of the prime rate plus 1.5% or 5.875%. The Webster Credit Line is collateralized by Griffin Land’s properties in Griffin Center South, aggregating approximately 235,000 square feet and an approximately 48,000 square foot single-story office building in Griffin Center. These are the same properties that collateralized the Doral Credit Line. There were no borrowings under the Doral Credit Line in fiscal 2012 and the 2013 six month period, and there were no amounts borrowed under the Webster Credit Line as of the date of this Quarterly Report on Form 10-Q.

On April 1, 2013, Griffin Land entered into a loan modification agreement for its 5.25% nonrecourse mortgage loan with First Niagara due in January 2020. The loan modification agreement changed the loan’s interest rate from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. The loan modification did not change the loan’s collateral or maturity date. Griffin Land paid approximately $0.1 million for the loan modification, which included a fee paid to First Niagara and third party transaction costs. Concurrent with the loan modification, Griffin Land entered into an interest rate swap agreement with First Niagara to fix the interest rate on its nonrecourse mortgage loan with First Niagara at 3.91% for the duration of the loan.

Griffin’s payments (including principal and interest) under contractual obligations as of June 1, 2013 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$72.3	$5.4	$29.6	$15.9	$21.4
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	—	0.1	—	—
Operating Lease Obligations	0.6	0.2	0.3	0.1	—
Purchase Obligations (1)	2.4	2.4	—	—	—
Other (2)	3.5	—	—	—	3.5
	$78.9	$8.0	$30.0	$16.0	$24.9

(1)          Includes expenditures for Griffin Land’s real estate assets and the purchase of plants and raw materials by Imperial.

(2)          Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

Subsequent to the end of the 2013 second quarter, Griffin Land agreed to terms with First Niagara for a nonrecourse mortgage loan of $9.2 million on its new 228,000 square foot Lehigh Valley building that was recently leased. This new loan would have a ten-year term with payments based on a twenty-five year amortization period. The interest rate on the loan would be a variable rate equal to the ten year swap rate plus 1.95%, however, the terms of this new mortgage require Griffin Land to enter into an interest rate swap agreement to fix the interest rate for the loan’s term. There is no assurance that Griffin Land will complete a mortgage loan under these terms, or at all. Griffin Land expects to start construction later this year on an industrial building expected to be approximately 303,000 square feet located next to the 228,000 square foot industrial building completed last year and recently leased.

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

As of June 1, 2013, Griffin had cash and cash equivalents of approximately $5.2 million. Management believes that its cash and cash equivalents and borrowing capacity under the Webster Credit Line will be sufficient to meet Griffin’s seasonal working capital requirements, the continued investment in Griffin’s real estate assets and the payment of dividends on its common stock, when and if declared by the Board of Directors. Griffin may also continue to seek additional financing secured by nonrecourse mortgages on its properties. Griffin Land’s real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet that are not mortgaged.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to leasing of currently vacant space, obtaining governmental approvals for Griffin Land’s development plans for the undeveloped land acquired in the 2013 six month period, construction of additional facilities in the real estate business, completion of a mortgage loan with First Niagara on Griffin Land’s new Lehigh Valley industrial building, the ability to obtain mortgage financing on Griffin Land’s unleveraged properties and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of June 1, 2013, Griffin had four nonrecourse mortgage loans aggregating approximately $29.9 million of variable rate debt outstanding, for which Griffin had entered into interest rate swap agreements which effectively fix the interest rates on those mortgage loans. There were no other variable rate borrowings outstanding as of June 1, 2013.

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

10.42

Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings LLC and NewAlliance Bank (incorporated by reference to Form 10-Q dated August 28, 2010, filed October 6, 2010)

10.43	$4,300,000 Promissory Note dated January 27, 2010 (incorporated by reference to Form 10-Q dated February 27, 2010, filed April 8, 2010)

10.44

First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings LLC and NewAlliance Bank dated October 27, 2010 (incorporated by reference to Form 10-K dated November 27, 2010, filed February 10, 2011)

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

10.49*	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings LLC and First Niagara Bank dated April 1, 2013

10.50*	Amended and Restated Term Note dated April 1, 2013

10.51*	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013

10.52*	Revolving Line of Credit Note dated April 24, 2013

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C.

Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: July 11, 2013		Frederick M. Danziger
Chairman and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: July 11, 2013		Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer