Form 10-Q
period 2013-08-31
GRIFFIN LAND & NURSERIES INC
filed 2013-10-10
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2013

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

Number of shares of Common Stock outstanding at October 4, 2013: 5,146,366

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I                                                     FINANCIAL INFORMATION

ITEM 1.                                                  FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	August 31, 2013	December 1, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$15,185	$10,181
Accounts receivable, less allowance of $144 and $128	2,702	1,846
Inventories, net	14,639	14,206
Deferred income taxes	39	525
Other current assets	4,184	3,564
Total current assets	36,749	30,322
Real estate assets, net	130,721	123,927
Available for sale securities - Investment in Centaur Media plc	2,526	4,226
Deferred income taxes	2,345	2,222
Property and equipment, net	2,020	2,125
Real estate held for sale, net	1,632	1,186
Proceeds held in escrow	—	6,934
Other assets	8,636	9,172
Total assets	$184,629	$180,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,104	$1,869
Accounts payable and accrued liabilities	3,838	4,904
Deferred revenue	1,582	3,742
Total current liabilities	7,524	10,515
Long-term debt	65,203	57,692
Other noncurrent liabilities	6,753	7,761
Total liabilities	79,480	75,968

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,534,687 and 5,527,911 shares issued, respectively, and 5,146,366 and 5,139,590 shares outstanding, respectively	55	55
Additional paid-in capital	107,494	107,056
Retained earnings	11,491	11,222
Accumulated other comprehensive loss, net of tax	(425)	(721)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)
Total stockholders’ equity	105,149	104,146
Total liabilities and stockholders’ equity	$184,629	$180,114

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Rental revenue and property sales	$5,387	$9,866	$17,166	$18,755
Landscape nursery net sales and other revenue	2,844	2,681	12,018	11,139
Total revenue	8,231	12,547	29,184	29,894

Costs related to rental revenue and property sales	3,364	3,747	10,422	9,669
Costs of landscape nursery net sales and other revenue	2,801	2,434	10,606	9,769
Total costs of goods sold and costs related to rental revenue and property sales	6,165	6,181	21,028	19,438

Gross profit	2,066	6,366	8,156	10,456

Selling, general and administrative expenses	2,424	2,354	8,518	7,774
Operating (loss) profit	(358)	4,012	(362)	2,682
Gain on sale of investment in Shemin Nurseries Holding Corporation	—	—	3,397	—
Gain on sale of common stock in Centaur Media plc	—	—	504	—
Interest expense	(938)	(817)	(2,881)	(2,522)
Loss on debt extinguishment	—	—	(286)	—
Investment income	—	10	51	479
Income (loss) before income tax (provision) benefit	(1,296)	3,205	423	639
Income tax (provision) benefit	367	(1,323)	(154)	(294)
Income (loss) from continuing operations	(929)	1,882	269	345
Discontinued operation, net of tax:
Income from operations, net of tax	—	—	—	117
Gain on sale of warehouse, net of tax	—	—	—	1,530
Total discontinued operation, net of tax	—	—	—	1,647

Net income (loss)	$(929)	$1,882	$269	$1,992

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.18)	$0.37	$0.05	$0.07
Income from discontinued operation	—	—	—	0.32
Basic net income (loss) per common share	$(0.18)	$0.37	$0.05	$0.39

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.18)	$0.37	$0.05	$0.07
Income from discontinued operation	—	—	—	0.32
Diluted net income (loss) per common share	$(0.18)	$0.37	$0.05	$0.39

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012

Net income (loss)	$(929)	$1,882	$269	$1,992

Other comprehensive income (loss), net of tax:

Reclassifications included in net income (loss)	122	105	20	312

Increase (decrease) in fair value of Centaur Media plc	324	257	(348)	61

Unrealized gain (loss) on cash flow hedges	357	(249)	624	(804)

Total other comprehensive income (loss), net of tax	803	113	296	(431)

Total comprehensive income (loss)	$(126)	$1,995	$565	$1,561

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Thirty-Nine Weeks Ended August 31, 2013 and September 1, 2012

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 3, 2011	5,521,170	$55	$106,370	$11,284	$(978)	$(13,426)	$103,305

Stock-based compensation expense	—	—	428	—	—	—	428

Exercise of stock options	5,322	—	80	—	—	—	80

Net income	—	—	—	1,992	—	—	1,992

Total reclassifications included in net income	—	—	—	—	312	—	312

Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(804)	—	(804)

Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	61	—	61

Balance at September 1, 2012	5,526,492	$55	$106,878	$13,276	$(1,409)	$(13,426)	$105,374

Balance at December 1, 2012	5,527,911	$55	$107,056	$11,222	$(721)	$(13,466)	$104,146

Stock-based compensation expense	—	—	358	—	—	—	358

Exercise of stock options	6,776	—	80	—	—	—	80

Net income	—	—	—	269	—	—	269

Total reclassifications included in net income	—	—	—	—	20	—	20

Other comprehensive income from cash flow hedging transactions, net of tax	—	—	—	—	624	—	624

Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(348)	—	(348)

Balance at August 31, 2013	5,534,687	$55	$107,494	$11,491	$(425)	$(13,466)	$105,149

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the 39 Weeks Ended,
	August 31, 2013	September 1, 2012
Operating activities:
Net income	$269	$1,992
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,984	4,593
Gain on sale of investment in Shemin Nurseries Holding Corporation	(3,397)	—
Gain on sales of properties	(2,312)	(7,510)
Gain on sale of common stock in Centaur Media plc	(504)	—
Stock-based compensation expense	358	428
Provision for inventory losses	300	250
Loss on debt extinguishment	286	—
Amortization of debt issuance costs	205	222
Deferred income taxes	154	1,115
Provision for bad debts	35	17
Income from equity investments	(4)	(6)
Changes in assets and liabilities:
Accounts receivable	(891)	(764)
Inventories	(733)	(97)
Other current assets	(620)	73
Accounts payable and accrued liabilities	733	648
Deferred revenue	208	217
Other noncurrent assets and noncurrent liabilities, net	38	340
Net cash (used in) provided by operating activities	(891)	1,518

Investing activities:
Additions to real estate assets	(12,262)	(12,330)
Proceeds from property sale returned from escrow	6,934	—
Proceeds from the sale of investment in Shemin Nurseries Holding Corporation	3,418	—
Proceeds from the sale of common stock in Centaur Media plc	1,160	—
Proceeds from sales of properties, net of expenses	505	22,466
Additions to property and equipment	(104)	(130)
Proceeds from property sale deposited in escrow	—	(6,931)
Return of capital from Shemin Nurseries Holding Corporation	—	309
Net cash (used in) provided by investing activities	(349)	3,384

Financing activities:
Proceeds from debt	9,100	—
Payments of debt	(1,402)	(1,233)
Dividends paid to stockholders	(1,028)	(513)
Debt issuance costs	(436)	—
Exercise of stock options	80	80
Debt modification costs	(70)	—
Net cash provided by (used in) financing activities	6,244	(1,666)
Net increase in cash and cash equivalents	5,004	3,236
Cash and cash equivalents at beginning of period	10,181	7,431
Cash and cash equivalents at end of period	$15,185	$10,667

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) include the accounts of Griffin’s real estate business (“Griffin Land”) which is conducted through several subsidiaries and Griffin’s wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), and have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) ASC 270, “Interim Reporting.”

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

As of August 31, 2013, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposures.  Griffin does not use derivatives for speculative purposes.  Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet.  The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the thirteen weeks ended August 31, 2013 (the “2013 third quarter”) and the thirty-nine weeks ended August 31, 2013 (the “2013 nine month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended September 1, 2012 is referred to herein as the “2012 third quarter” and the thirty-nine weeks ended September 1, 2012 is referred to herein as the “2012 nine month period.”

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends the presentation of comprehensive income.  This update does not require new disclosures but creates new presentation requirements related to amounts reclassified out of accumulated other comprehensive income.  More specifically, this update requires: (a) disclosure of the changes in the components of accumulated other comprehensive income; (b) disclosure of the effects on the individual line items in net income for each item of accumulated other comprehensive income that is reclassified in its entirety to net income; and (c) cross-references to other disclosures that provide additional details for other comprehensive income items that are not reclassified in their entirety to net income.  For items that are required to be reclassified to net income in their entirety, this new guidance requires an entity to present this information either on the face of the statement where net income is presented or in the footnotes to the financial statements.  For items that are not required to be reclassified in their entirety to net income, this new guidance requires cross-references to other disclosures that provide additional information about those amounts.  This update was required to be adopted by Griffin no later than the 2013 second quarter; however, Griffin adopted the new presentation requirements in the 2013 first quarter.  The adoption of this guidance requires new disclosures related to amounts reclassified out of accumulated other comprehensive income but did not have an impact on Griffin’s financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” which permits the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”).  This update also removes the restriction on using different benchmark rates for similar hedges.  This update is required prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this guidance did not have an impact on Griffin’s financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Specifically, this update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions.

This update will be effective for Griffin in the 2014 second quarter.  Griffin is evaluating the impact that the application of this update will have on its consolidated financial statements.

2.              Discontinued Operation

On January 31, 2012, Griffin Land closed on the sale of its Manchester, Connecticut warehouse to its full building tenant in that building.  Net cash proceeds from the sale, after selling expenses of $438 paid out of the proceeds at closing and $25 paid separately, were $15,537, and a pretax gain of $2,886 is included in the results for discontinued operation in the 2012 nine month period.  Upon completion of the sale, Griffin Land deposited the cash of $15,562 received from the sale at closing into an escrow account for the potential purchase of a replacement property under a Section 1031 like-kind exchange.  Because Griffin Land did not identify a replacement property within the time frame required under the tax rules and regulations governing a Section 1031 like-kind exchange, on March 19, 2012 the cash that was being held in escrow was released to Griffin Land.

The operating results of the Manchester warehouse prior to its sale are reflected as a discontinued operation in Griffin’s consolidated statement of operations for the 2012 nine month period.  Rental revenue and pretax operating profit from the Manchester warehouse in the 2012 nine month period were $273 and $221, respectively.

3.              Industry Segment Information

Griffin defines its reportable segments by their products and services, which are comprised of the real estate and landscape nursery segments.  Management operates and receives reporting based upon these segments.  Griffin has no operations outside the United States.  Griffin’s export sales and transactions between segments are not material.

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Total net sales and other revenue:
Rental revenue and property sales	$5,387	$9,866	$17,166	$18,755
Landscape nursery net sales and other revenue	2,844	2,681	12,018	11,139
	$8,231	$12,547	$29,184	$29,894
Operating profit (loss):
Real estate	$1,393	$5,498	$4,604	$7,138
Landscape nursery	(703)	(468)	(1,112)	(1,075)
Industry segment totals	690	5,030	3,492	6,063
General corporate expense	(1,048)	(1,018)	(3,854)	(3,381)
Operating (loss) profit	(358)	4,012	(362)	2,682
Gain on sale of investment in Shemin Nurseries Holding Corporation	—	—	3,397	—
Gain on sale of common stock in Centaur Media plc	—	—	504	—
Interest expense	(938)	(817)	(2,881)	(2,522)
Loss on debt extinguishment	—	—	(286)	—
Investment income	—	10	51	479

Income (loss) before income tax (provision) benefit	$(1,296)	$3,205	$423	$639

The above table reflects the net sales and other revenue and operating profit (loss) included in continuing operations on Griffin’s consolidated statements of operations.  Operating results of the Manchester, Connecticut warehouse and the gain on the sale of that building are included in the results of the discontinued operation on Griffin’s consolidated statements of operations (see Note 2).

Continuing operations of the real estate segment include property sales revenue of $331 and $2,805 in the 2013 third quarter and 2013 nine month period, respectively.  The 2013 nine month period primarily includes the recognition of previously deferred revenue on a land sale that was completed in the 2012 third quarter (see Note 11).  Included in property sales revenue in the 2013 nine month period is $177 from an amended agreement related to that 2012 land sale.  Continuing operations of the real estate segment in the 2012 third quarter and 2012 nine month period include property sales revenue of $5,360 which was also related to that same land sale.

In fiscal 2009, Imperial shut down operations on its Florida farm and entered into a lease with another landscape nursery grower for that property.  Other revenue of the landscape nursery segment includes revenue from the rental of Imperial’s Florida farm as follows:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012

Rental revenue from Imperial’s Florida farm	$117	$117	$351	$352

Identifiable assets:	August 31, 2013	December 1, 2012
Real estate	$141,354	$142,440
Landscape nursery	21,769	20,693
Industry segment totals	163,123	163,133
General corporate	21,506	16,981
Total assets	$184,629	$180,114

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

During the 2013 nine month period, Griffin did not transfer any assets or liabilities in or out of Levels 1 or 2.  The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	August 31, 2013
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$2,526	$—	$—
Interest rate swap liabilities	$—	$1,642	$—

	December 1, 2012
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$4,226	$—	$—
Interest rate swap liabilities	$—	$3,191	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	August 31, 2013		December 1, 2012
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$15,185	$15,185	$10,181	$10,181
Available-for-sale securities	1	2,526	2,526	4,226	4,226

Financial liabilities:
Mortgage debt	2	67,213	68,552	59,489	61,781
Interest rate swaps	2	1,642	1,642	3,191	3,191

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

5.              Inventories

Inventories consist of:

	August 31, 2013	December 1, 2012

Nursery stock	$13,876	$13,058
Materials and supplies	763	1,148
	$14,639	$14,206

In the 2013 third quarter and 2013 nine month period, a charge of $300 was included in costs of landscape nursery sales to increase reserves for unsaleable inventories and plants that are expected to be sold below cost as seconds.  The 2012 third quarter and 2012 nine month period included a charge of $250 to increase inventory reserves for unsaleable inventories and plants that were expected to be sold below cost as seconds.

6.              Real Estate Assets

Real estate assets consist of:

	Estimated Useful Lives	August 31, 2013	December 1, 2012
Land		$17,385	$10,267
Land improvements	10 to 30 years	15,367	15,138
Buildings and improvements	10 to 40 years	127,151	125,971
Tenant improvements	Shorter of useful life or terms of related lease	16,191	14,738
Development costs		15,415	14,557
		191,509	180,671
Accumulated depreciation		(60,788)	(56,744)
		$130,721	$123,927

Included in real estate assets, net as of August 31, 2013 and December 1, 2012 was $1,771 and $1,921, respectively, reflecting the net book value of Imperial’s Florida farm that was shut down in fiscal 2009 and is being leased to another landscape nursery grower.

Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012

Depreciation expense	$1,388	$1,269	$4,136	$3,839

Capitalized interest	$—	$227	$—	$596

In the 2012 third quarter, Griffin Land sold 93 acres of undeveloped land in the New England Tradeport (“Tradeport”), Griffin Land’s industrial park located in Windsor and East Granby, Connecticut, for cash proceeds of $7,000, before transaction costs (the “Dollar Tree Sale”).  Under the terms of the Dollar Tree Sale, Griffin Land was required to construct a sewer line to service the land that was sold.  As a result of Griffin Land’s continuing involvement with the land sold, the Dollar Tree Sale was accounted for under the percentage of completion method.  Accordingly, the revenue and the pretax gain on sale were recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required construction of the sewer line. Costs included in determining the percentage of completion included the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and the cost to construct the required sewer line.  Upon completion of the sale, Griffin Land deposited the cash of $6,929 received from the Dollar Tree Sale at closing into an escrow account, reflected as Proceeds Held in Escrow on Griffin’s consolidated balance sheet as of December 1, 2012, for the potential purchase of a replacement property under a Section 1031 like-kind exchange.

On December 28, 2012, Griffin Land closed on the acquisition of approximately 49 acres of undeveloped land in the Lehigh Valley of Pennsylvania for $7,119 in cash, using the proceeds from the Dollar Tree Sale that were being held in escrow to complete the Section 1031 like-kind exchange.  The land acquired will support the development of two industrial buildings totaling approximately 530,000 square feet.  As governmental approvals of such development were not in place at the time of closing, the seller agreed to provide Griffin Land with rescission rights if the required approvals were not obtained or the seller did not complete certain post-closing obligations.  Griffin Land has received conditional final plan approvals for its development plans for the land acquired, and expects to record the final development plans by the end of 2013.

As of the end of the 2013 second quarter, all of the costs related to the Dollar Tree Sale were incurred; therefore, from the date of the Dollar Tree Sale through the end of the 2013 second quarter, all of the revenue and the pretax gain on sale have been recognized in Griffin’s consolidated statements of operations.  Griffin’s consolidated statement of operations for the 2013 nine month period includes revenue of $2,474 and a pretax gain of $2,109 from the Dollar Tree Sale.  Including the pretax gain on sale of $3,942 recognized in fiscal 2012, the total pretax gain on the Dollar Tree Sale was $6,051.  Included in the pretax gain is $177 from an amended agreement related to the Dollar Tree Sale whereby Griffin Land received $177 upon completion of the sewer line to service the land that was sold.

Real estate assets held for sale consist of:

	August 31, 2013	December 1, 2012
Land	$170	$35
Development costs	1,462	1,151
	1,632	1,186
Accumulated depreciation	—	—
	$1,632	$1,186

See Note 13 for information related to an agreement entered into by Griffin Land for the sale of undeveloped land subsequent to August 31, 2013.

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

As of December 1, 2012, Griffin held 5,277,150 shares of Centaur Media common stock.  In the 2013 nine month period, Griffin sold 1,324,688 shares of its Centaur Media common stock for total cash proceeds of $1,160, after transaction costs.  The sale of Centaur Media common stock resulted in a pretax gain of $504 in the 2013 nine month period.  Griffin held 3,952,462 shares of Centaur Media common stock as of August 31, 2013.

The cost, unrealized gain and fair value of Griffin’s investment in Centaur Media are as follows:

	August 31, 2013	December 1, 2012

Fair value	$2,526	$4,226
Cost	1,957	2,613
Unrealized gain	$569	$1,613

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

On January 18, 2013, Griffin completed the sale of its investment in SNHC for total cash proceeds of $3,418, resulting in a pretax gain of $3,397.

8.              Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	August 31, 2013	December 1, 2012
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,865	1,857
Machinery and equipment	3 to 20 years	12,138	12,300
		16,001	16,155
Accumulated depreciation		(13,981)	(14,030)
		$2,020	$2,125

9.              Long-Term Debt

Long-term debt includes:

	August 31, 2013	December 1, 2012
Nonrecourse mortgages:
6.30%, due May 1, 2014	$148	$289
5.73%, due August 1, 2015	18,718	19,018
8.13%, due April 1, 2016	3,690	3,943
7.0%, due October 2, 2017	5,840	6,016
Variable rate mortgage, due October 2, 2017*	6,604	6,726
Variable rate mortgage, due February 1, 2019*	11,213	11,396
Variable rate mortgage, due August 1, 2019*	7,911	8,034
Variable rate mortgage, due January 27, 2020*	3,989	4,067
Variable rate mortgage, due September 1, 2023*	9,100	—
Total nonrecourse mortgages	67,213	59,489
Revolving line of credit	—	—
Capital leases	94	72
Total	67,307	59,561
Less: current portion	(2,104)	(1,869)
Total long-term debt	$65,203	$57,692

* Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

As of August 31, 2013, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets.  Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 4).  No ineffectiveness on the cash flow hedges was recognized as of August 31, 2013 and none is anticipated over the term of the agreements.  Amounts in other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  None of the interest rate swap agreements contain any credit risk related contingent features.  In the 2013 nine month period, Griffin recognized a gain (included in other comprehensive income) before taxes of $990 on its interest rate swap agreements.  In the 2012 nine month period, Griffin recognized a loss (included in other comprehensive income) before taxes of $1,276 on its interest rate swap agreements.

As of August 31, 2013, $965 is expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense.  As of August 31, 2013, the liability for Griffin’s interest rate swap agreements was $1,642 and is included in other noncurrent liabilities on Griffin’s consolidated balance sheet.

On April 1, 2013, a subsidiary of Griffin entered into a modification agreement for its 5.25% nonrecourse mortgage loan with First Niagara Bank due January 27, 2020 (the “2020 First Niagara Mortgage”).  The modification agreement changed the interest rate of the 2020 First Niagara Mortgage from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%.  The loan modification did not change the loan’s collateral or maturity date.  Griffin Land paid $70 to First Niagara Bank for the loan modification, plus transaction costs.  Because the difference between the present values of the future payments under the existing loan and the modified loan is greater than 10%, the loan modification was accounted for as a debt extinguishment.  As such, all deferred costs related to the 2020 First Niagara Mortgage ($216) and the fee paid to First Niagara Bank for the modification agreement are reflected as a loss on debt extinguishment on Griffin’s consolidated statement of operations.  Concurrent with the completion of the loan modification agreement, Griffin Land entered into an interest rate swap agreement with First Niagara Bank to fix the interest rate on the 2020 First Niagara Mortgage at 3.91% for the duration of the loan.

On April 24, 2013, Griffin closed on a new $12.5 million revolving credit line with Webster Bank (the “Webster Credit Line”).  The Webster Credit Line is for two years with an option for Griffin to extend the credit line for a third year.  The Webster Credit Line replaced Griffin’s $12.5 million credit line with Doral Bank (the “Doral Credit Line”) that was scheduled to expire on May 1, 2013.  Interest on the outstanding borrowings under the Webster Credit Line will be at the one month LIBOR rate plus 2.75%.  Interest on outstanding borrowings under the Doral Credit Line was the higher of the prime rate plus 1.5% or 5.875%.  The Webster Credit Line is collateralized by Griffin Land’s properties in Griffin Center South, aggregating approximately 235,000 square feet and an approximately 48,000 square foot single-story office building in Griffin Center.  These are the same properties that collateralized the Doral Credit Line.  There were no borrowings under the Doral Credit Line in fiscal 2012 or in the 2013 nine month period and there were no borrowings under the Webster Credit Line as of the date of this Quarterly Report on Form 10-Q.

On August 28, 2013, a subsidiary of Griffin closed on a $9.1 million nonrecourse mortgage loan with First Niagara Bank (the “2023 First Niagara Mortgage”), collateralized by a 228,000 square foot industrial building in Lower Nazareth, Pennsylvania that was constructed in fiscal 2012.  Although this mortgage is nonrecourse, Griffin and its subsidiary entered into a master lease that is coterminous with the 2023 First Niagara Mortgage which would become effective if the full building tenant in that building does not renew its five-year lease when it is scheduled to expire in fiscal 2018.  The 2023 First Niagara Mortgage has a ten-year term with monthly payments of principal and interest starting on October 1, 2013, based on a twenty-five year amortization schedule.  The interest rate for the 2023 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%.  At the time Griffin closed on the 2023 First Niagara Mortgage, Griffin also entered into an interest rate swap agreement with First Niagara Bank for a notional principal amount of $9.1 million at inception to fix the interest rate of the 2023 First Niagara Mortgage at 4.79%.  Payments under the swap agreement commence on October 1, 2013 and will continue monthly until September 1, 2023, which is also the termination date of the 2023 First Niagara Mortgage.

10.       Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012

Income (loss) as reported from continuing operations for computation of basic and diluted per share results, net of tax	$(929)	$1,882	$269	$345

Income as reported from discontinued operations for computation of basic and diluted per share results, net of tax	—	—	—	1,647

Net income (loss)	$(929)	$1,882	$269	$1,992

Weighted average shares outstanding for computation of basic per share results	5,146,000	5,139,000	5,143,000	5,137,000

Incremental shares from assumed exercise of Griffin stock options (a)	—	4,000	7,000	4,000

Adjusted weighted average shares for computation of diluted per share results	5,146,000	5,143,000	5,150,000	5,141,000

(a)             Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  Such assessment is based on income (loss) from continuing operations when net income includes discontinued operations.  The incremental shares from the assumed exercise of stock options in the thirteen weeks ended August 31, 2013 would have been 10,000.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”).  Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.  Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at August 31, 2013 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors upon their re-election to Griffin’s Board of Directors:

	For the 39 Weeks Ended,
	August 31, 2013		September 1, 2012
	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date

Non-employee directors	8,112	$12.94	6,748	$11.32

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2013 and 2012 nine month periods were as follows:

	For the 39 Weeks Ended,
	August 31, 2013	September 1, 2012

Expected volatility	40.3%	41.1%
Risk free interest rate	1.33%	1.16%
Expected option term (in years)	8.5	8.5
Annual dividend yield	$0.20	—

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the 39 Weeks Ended,
	August 31, 2013		September 1, 2012
Vested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	80,451	$29.95	54,075	$27.08
Exercised	(6,776)	$11.81	(5,322)	$15.03
Vested	34,143	$32.36	33,801	$32.69
Forfeited	(2,667)	$32.28	(1,419)	$28.18
Outstanding at end of period	105,151	$31.85	81,135	$30.19

Range of Exercise Prices for Vested Options	Outstanding at August 31, 2013	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00-$32.00	33,742	$28.15	4.6	$89
$32.00-$39.00	71,409	$33.59	5.3	—
	105,151	$31.85	5.1	$89

	For the 39 Weeks Ended,
	August 31, 2013		September 1, 2012
Nonvested Options	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Nonvested at beginning of period	163,390	$29.84	190,443	$30.56
Granted	8,112	$29.58	6,748	$23.70
Vested	(34,143)	$32.36	(33,801)	$32.69
Forfeited	(2,833)	$30.03	—	$—
Nonvested at end of period	134,526	$29.18	163,390	$29.84

Range of Exercise Prices for Nonvested Options	Outstanding at August 31, 2013	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00-$30.00	115,360	$28.53	7.6	$255
$33.00-$35.00	19,166	$33.07	5.4	—
	134,526	$29.18	7.3	$255

Number of option holders at August 31, 2013	17

Compensation expense and related tax benefits for stock options were as follows:

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012

Compensation expense	$91	$124	$358	$428

Related tax benefit	$29	$32	$86	$98

As of August 31, 2013, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2013	$107
Fiscal 2014	$262

Fiscal 2015	$111
Fiscal 2016	$12

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Unrealized	Unrealized gain	Actuarial gain
	loss on cash	on investment	on postretirement
	flow hedges	in Centaur Media	benefit plan	Total
Balance December 1, 2012	$(2,011)	$1,054	$236	$(721)

Before reclassfication	624	(348)	—	276
Amount reclassified	352	(332)	—	20
Net current period activity for other comprehensive loss	976	(680)	—	296
Balance August 31, 2013	$(1,035)	$374	$236	$(425)

Changes in accumulated other comprehensive income (loss) are as follows:

	For the 13 Weeks Ended,
	August 31, 2013			September 1, 2012
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassification included in net income (loss):
Loss on cash flow hedges (interest expense)	$193	$(71)	$122	$166	$(61)	$105
Total reclassification included in net income (loss)	193	(71)	122	166	(61)	105

Mark to market adjustment on Centaur Media for the increase in the foreign currency exchange rate	49	(17)	32	96	(33)	63

Mark to market adjustment on Centaur Media for the increase in fair value	450	(158)	292	298	(104)	194

Increase (decrease) in fair value of Griffin’s cash flow hedges	566	(209)	357	(394)	145	(249)

Other comprehensive income (loss)	$1,258	$(455)	$803	$166	$(53)	$113

	For the 39 Weeks Ended,
	August 31, 2013			September 1, 2012
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net income (loss):
Realized gain on sale of Centaur Media (gain on sale)	$(509)	$177	$(332)	$—	$—	$—

Loss on cash flow hedges (interest expense)	559	(207)	352	495	(183)	312
Total reclassifications included in net income (loss)	50	(30)	20	495	(183)	312

Mark to market adjustment on Centaur Media for the (decrease) increase in the foreign currency exchange rate	(174)	61	(113)	52	(18)	34

Mark to market adjustment on Centaur Media for the (decrease) increase in fair value	(361)	126	(235)	41	(14)	27

Increase (decrease) in fair value of Griffin’s cash flow hedges	990	(366)	624	(1,276)	472	(804)

Other comprehensive income (loss)	$505	$(209)	$296	$(688)	$257	$(431)

Cash Dividend

Griffin did not declare a cash dividend in the 2013 or 2012 nine month periods.  During the 2013 first quarter, Griffin paid $1,028 for the cash dividend declared in the 2012 fourth quarter.  During the 2012 first quarter, Griffin paid $513 for the cash dividend declared in the 2011 fourth quarter.

11.                               Supplemental Financial Statement Information

Deferred Revenue on Land Sale

In the 2012 third quarter, Griffin Land closed on the Dollar Tree Sale.  Under the terms of the Dollar Tree Sale, Griffin Land was required to construct a sewer line to service the land that was sold.  As a result of Griffin Land’s continuing involvement with the land sold, this transaction was accounted for under the percentage of completion method, whereby the revenue and the pretax gain on sale were recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required construction of the sewer line.

As of the end of the 2013 second quarter, all of the costs related to the Dollar Tree Sale were incurred; therefore, from the date of the transaction through the end of the 2013 second quarter, all of the revenue and pretax gain on sale have been recognized in Griffin’s consolidated statements of operations.  Griffin’s consolidated statement of operations for the 2013 nine month period includes revenue of $2,474 and a pretax gain on sale of $2,109 from the Dollar Tree Sale.  Including the pretax gain on sale of $3,942 recognized in fiscal 2012, the total pretax gain on the Dollar Tree Sale was $6,051.

Supplemental Cash Flow Information

A decrease of $535 in the 2013 nine month period and an increase of $93 in the 2012 nine month period in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.  In the 2013 nine month period, Griffin sold 1,324,688 shares of its Centaur Media common stock (see Note 7).

Included in accounts payable and accrued liabilities at August 31, 2013 and December 1, 2012 were $171 and $942, respectively, for additions to real estate assets.  Accounts payable and accrued liabilities related to additions to real estate assets decreased by $771 in the 2013 nine month period and increased by $48 in the 2012 nine month period.

Griffin incurred new capital lease obligations of $48 and $54 related to equipment acquisitions in the 2013 nine month period and the 2012 nine month period, respectively.

As of December 1, 2012, Griffin’s accrued liabilities included $1,028 for a dividend on Griffin’s common stock that was declared prior to the end of fiscal 2012 and paid in the 2013 first quarter.

	For the 13 Weeks Ended,		For the 39 Weeks Ended,
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012

Interest payments, net of capitalized interest	$877	$636	$2,724	$2,562

Income Taxes

Griffin’s effective income tax rate on continuing operations was 36.4% for the 2013 nine month period as compared to 46.0% in the 2012 nine month period.  The effective tax rate in the 2013 nine month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

As of August 31, 2013, Griffin’s consolidated balance sheet includes a net current deferred tax asset of $39 and a net noncurrent deferred tax asset of $2,345.  Although Griffin has incurred pretax losses from continuing operations for the fiscal years ended December 1, 2012, December 3, 2011 and November 27, 2010, management has concluded that a valuation allowance against those net deferred tax assets is not required.

Examinations of Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns are currently being performed.

12.       Commitments and Contingencies

On August 23, 2013, Griffin entered into a letter of intent for the disposition of the landscape nursery growing operations of Imperial, to a private company grower of landscape nursery products (the “Proposed Transaction”).  The Proposed Transaction is subject to the negotiation of a definitive agreement, completion of due diligence, financing and other conditions. Based on the terms of the letter of intent, the Proposed Transaction would include a sale of Imperial’s inventory with payments to be received over a period of thirty-six months and a long-term lease, with the option to purchase, of the land, land improvements and other operating assets that are used by Imperial in its Connecticut growing operations.  If the Proposed Transaction as contemplated by the letter of intent is completed, Griffin would record a significant charge to reduce Imperial’s inventory carrying costs as a result of the purchase price of Imperial’s inventory under the terms of the letter of intent.  As the Proposed Transaction remains under negotiation as of the date of this Quarterly Report on Form 10-Q, there is significant doubt whether the Proposed Transaction will be completed under the terms of the letter of intent, or at all. In the event that the Proposed Transaction is not consummated, it is uncertain whether Griffin could consummate on commercially acceptable terms the sale of the growing operations of Imperial to another buyer within one year. Accordingly, the results of operations of Imperial are reported in continuing operations in Griffin’s consolidated statement of operations.

As of August 31, 2013, Griffin had committed purchase obligations of approximately $903, principally for the development of Griffin Land’s properties and the purchase of plants and raw materials by Imperial.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business.  In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to Griffin’s consolidated financial position, results of operations or cash flows.

13.                               Subsequent Events

On September 6, 2013, Griffin Land entered into a Real Estate Sales Contract (the “Sales Contract”) for the sale of approximately 90 acres of undeveloped land for approximately $9.0 million in cash, before transaction expenses.  The land to be sold is in Windsor, Connecticut and is part of an approximately 268 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut.  Under the terms of the Sales Contract, Griffin Land and the buyer will construct roadways connecting the land parcel to be sold with existing town roads.  The roads to be built will also provide access to the remaining acreage in Griffin Land’s land parcel.  The completion of this transaction is contingent on a number of factors, including the buyer obtaining all necessary final permits from governmental authorities for its development plans for the site it would acquire and the buyer receiving municipal and state economic development incentives it deems adequate.  If completed under its current terms, Griffin Land expects to record a material pretax gain on this transaction.  There is no guarantee that this transaction will be completed under its current terms, or at all.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments, the recoverability of its accounts receivable and inventory reserves. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the thirteen and thirty-nine weeks ended August 31, 2013 are consistent with those used by Griffin to prepare its fiscal 2012 financial statements.

Summary

On August 23, 2013, Griffin entered into a letter of intent for the disposition of the landscape nursery growing operations of Imperial, to a private company grower of landscape nursery products (the “Proposed Transaction”).  The Proposed Transaction is subject to the negotiation of a definitive agreement, completion of due diligence, financing and other conditions. Based on the terms of the letter of intent, the Proposed Transaction would include a sale of Imperial’s inventory with payments to be received over a period of thirty-six months and a long-term lease, with the option to purchase, of the land, land improvements and other operating assets that are used by Imperial in its Connecticut growing operations.  If the Proposed Transaction as contemplated by the letter of intent is completed, Griffin would record a significant charge to reduce Imperial’s inventory carrying costs as a result of the purchase price of Imperial’s inventory under the terms of the letter of intent.  As the Proposed Transaction remains under negotiation as of the date of this Quarterly Report on Form 10-Q, there is significant doubt whether the Proposed Transaction will be completed under the terms of the letter of intent, or at all. In the event that the Proposed Transaction is not consummated, it is uncertain whether Griffin could consummate on commercially acceptable terms the sale of the growing operations of Imperial to another buyer within one year. Accordingly, the results of operations of Imperial are reported in continuing operations in Griffin’s consolidated statement of operations.

For the thirteen weeks ended August 31, 2013 (the “2013 third quarter”), Griffin incurred a loss from continuing operations and a net loss of approximately $0.9 million as compared to income from continuing operations and net income of approximately $1.9 million for the thirteen weeks ended September 1, 2012 (the “2012 third quarter”).  The loss from continuing operations and net loss in the 2013 third quarter as compared to income from continuing operations and net income in the 2012 third quarter principally reflects a consolidated operating loss of approximately $0.4 million in the 2013 third quarter as compared to consolidated operating profit of approximately $4.0 million in the 2012 third quarter. The effect of the lower operating results in the 2013 third quarter as compared to the 2012 third quarter were partially offset by an income tax benefit of approximately $0.4 million in the 2013 third quarter as compared to income tax expense of approximately $1.3 million in the 2012 third quarter.

The lower consolidated operating results in the 2013 third quarter as compared to the 2012 third quarter principally reflects a decrease of approximately $4.1 million of operating profit at Griffin Land and an increase of approximately $0.3 million in the operating loss incurred by Imperial. The lower operating profit at Griffin Land reflects an approximate $4.4 million decrease in gain from property sales partially offset by an increase of approximately $0.3 million of profit from leasing operations. The increase in the operating loss at Imperial principally reflects lower gross profit in the 2013 third quarter as compared to the 2012 third quarter. Griffin’s general corporate expense was essentially unchanged in the 2013 third quarter as compared to the 2012 third quarter.

The decrease in gain from property sales at Griffin Land was due to the 2012 third quarter including gain of approximately $4.6 million from the sale to Dollar Tree Distribution, Inc. of approximately 93 acres of undeveloped land in New England Tradeport (the “Dollar Tree Sale”) that closed in the 2012 third quarter. The Dollar Tree Sale was accounted for under the percentage of completion method whereby the revenue and the gain on sale were recognized in Griffin Land’s operating results as the total costs related to the property sold were incurred. All of the revenue and gain from the Dollar Tree Sale were recognized as of the end of the 2013 second quarter.

For the thirty-nine weeks ended August 31, 2013 (the “2013 nine month period”), Griffin had income from continuing operations and net income of approximately $0.3 million as compared to income from continuing operations of approximately $0.3 million and net income of approximately $2.0 million for the thirty-nine weeks ended September 1, 2012 (the “2012 nine month period”). The 2012 nine month period included income of approximately $1.6 million, net of tax, from Griffin’s discontinued operation (see below). Griffin’s income from continuing operations for the 2013 nine month period was essentially unchanged as compared to the 2012 nine month period, as a decrease in Griffin’s consolidated operating results of approximately $3.0 million, an increase in interest expense of approximately $0.4 million and a loss on debt extinguishment of approximately $0.3 million in the 2013 nine month period were essentially offset by a net increase in investment gains and investment income of approximately $3.5 million and a decrease in income tax expense of approximately $0.1 million in the 2013 nine month period as compared to the 2012 nine month period.

The lower consolidated operating results in the 2013 nine month period as compared to the 2012 nine month period principally reflects a decrease of approximately $2.5 million of operating profit at Griffin Land and an increase of approximately $0.5 million in general corporate expense. The operating loss incurred by Imperial in the 2013 nine month period was essentially unchanged from the operating loss incurred by Imperial in the 2012 nine month period. The lower operating profit at Griffin Land reflects an approximate $2.3 million decrease in gain from property sales, principally reflecting approximately $2.1 million of gain from the Dollar Tree Sale recognized in the 2013 nine month period as compared to approximately $4.6 million of gain from the Dollar Tree recognized in the 2012 nine month period.

The higher interest expense in the 2013 nine month period as compared to the 2012 nine month period is principally due to interest being capitalized in the 2012 nine month period related to the construction of Griffin Land’s 228,000 square foot industrial building in the Lehigh Valley that was under construction during the 2012 nine month period. That building was completed and placed in service at the end of the 2012 third quarter. There was no interest capitalized in the 2013 nine month period. The loss on debt extinguishment in the 2013 nine month period reflects the writeoff of debt issuance costs and a fee paid to First Niagara Bank (“First Niagara”) as a result of Griffin Land and First Niagara entering into a loan modification agreement on one of Griffin Land’s mortgage loans with First Niagara. The loan modification effectively reduced the interest rate on one of Griffin Land’s mortgage loans with First Niagara from 5.25% to 3.91% and was accounted for as a debt extinguishment.

For the 2012 nine month period, Griffin’s results from discontinued operations reflect Griffin Land’s 308,000 square foot warehouse building in Manchester, Connecticut (the “Manchester Warehouse”) that was sold in the 2012 first quarter for $16.0 million in cash.  The sale of the Manchester Warehouse resulted in a gain, before taxes, of approximately $2.9 million in the 2012 nine month period. Griffin Land also had an operating profit from the Manchester Warehouse of approximately $0.2 million, before taxes, in the 2012 nine month period prior to the sale of that facility. In the 2011 fourth quarter, Griffin Land had given notice to the lessee of the Manchester Warehouse that it was exercising the put option under its lease to sell the building to the lessee. Accordingly, under U.S. GAAP, the results of operations of the Manchester Warehouse and the gain on the sale of that property were reported as a discontinued operation in the 2012 nine month period.

Results of Operations

Thirteen Weeks Ended August 31, 2013 Compared to the Thirteen Weeks Ended September 1, 2012

Griffin’s consolidated total revenue decreased from approximately $12.5 million in the 2012 third quarter to approximately $8.2 million in the 2013 third quarter, reflecting a decrease of approximately $4.5 million in revenue at Griffin Land partially offset by an increase of approximately $0.2 million in net sales and other revenue at Imperial.

Total revenue at Griffin Land decreased from approximately $9.9 million in the 2012 third quarter to approximately $5.4 million in the 2013 third quarter, reflecting a decrease of approximately $5.0 million of revenue from property sales partially offset by an increase of approximately $0.5 million in rental revenue. Revenue from property sales decreased from approximately $5.4 million in the 2012 third quarter to approximately $0.3 million in the 2013 third quarter.  The 2012 third quarter property sales revenue reflected the initial amount of revenue recognized from the Dollar Tree Sale.  As Griffin Land was required, under the terms of the Dollar Tree Sale, to construct a sewer line to service the property sold, Griffin Land accounted for the Dollar Tree Sale under the percentage of completion method.  Accordingly, approximately $5.4 million of the total proceeds of $7.0 million from the Dollar Tree Sale was recognized as revenue in the 2012 third quarter.  The balance of the revenue of the Dollar Tree Sale was recognized in the 2012 fourth quarter and the first two quarters of fiscal 2013, when the required construction of the sewer line was completed.  In the 2013 third quarter, Griffin Land closed on two land sales for total revenue of approximately $0.3 million.  Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.  In the first nine months of fiscal 2013, there was an increase in requests for proposals received by Griffin Land regarding land purchases and development transactions, particularly related to industrial space.  Subsequent to the end of the 2013 third quarter, Griffin Land entered into a contract for the sale of approximately 90 acres of undeveloped land for approximately $9.0 million in cash, before transaction expenses (see Liquidity and Capital Resources).  There is no guarantee that this transaction will be completed under its current terms, or at all, and there is no guarantee that this increase in market activity will result in any additional agreements for such transactions.

The net increase of approximately $0.5 million in rental revenue in the 2013 third quarter as compared to the 2012 third quarter is due to higher occupancy in Griffin Land’s rental properties in the 2013 third quarter as compared to the 2012 third quarter.  Rental revenue increased approximately $0.6 million due to new leases in buildings that were in service in both the 2012 and 2013 third quarters and approximately $0.2 million from the commencement of a full building lease in the 2013 third quarter of the Lehigh Valley industrial building that was completed at the end of the 2012 third quarter.  Partially offsetting the increase in rental revenue from new leasing was a decrease in rental revenue of approximately $0.2 million from space that was under lease in the 2012 third quarter but subsequently became vacant as leases expired and were not renewed.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased

As of September 1, 2012	2,460,000	1,737,000	71%
As of December 1, 2012	2,460,000	1,822,000	74%
As of August 31, 2013	2,460,000	2,094,000	85%

The increase in square footage leased as of August 31, 2013, as compared to December 1, 2012, reflects the full building lease for the new Lehigh Valley industrial building along with several other new leases aggregating approximately 72,000 square feet of previously vacant space (approximately 41,000 square feet of office/flex space and approximately 31,000 square feet of industrial/warehouse space) that started during the 2013 nine month period, partially offset by leases aggregating approximately 29,000 square feet that expired and were not renewed.

Market activity for industrial space, which comprises most of Griffin Land’s currently vacant space, in the north submarket of Hartford, Connecticut, where most of Griffin Land’s real estate portfolio is located, was moderate through the first half of fiscal 2013, but slowed in the third quarter. Griffin Land believes that it has been able to secure new leases because of its reputation as a stable, well capitalized company that maintains its properties to a high standard, meets its obligations and is able to deliver space to tenants timely and in accordance with the tenant’s requirements and budget.

Imperial’s net sales and other revenue increased from approximately $2.7 million in the 2012 third quarter to approximately $2.8 million in the 2013 third quarter. Imperial’s net sales and other revenue in both the 2013 third quarter and 2012 third quarter include approximately $0.1 million of rental revenue from its Florida farm and approximately $0.1 million of revenue from royalties. The increase in net sales in the 2013 third quarter, as compared to the 2012 third quarter, principally reflects a 3% increase in unit sales volume, which was partly offset by the effect of slightly lower pricing in the 2013 third quarter as compared to the 2012 third quarter. Imperial’s landscape nursery business is highly seasonal, with sales peaking in the spring months of March, April and May, which comprise Griffin’s second quarter.

Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $0.4 million in the 2013 third quarter as compared to consolidated operating profit, including general corporate expense, of approximately $4.0 million in the 2012 third quarter. Operating profit at Griffin Land decreased from approximately $5.5 million in the 2012 third quarter to approximately $1.4 million in the 2013 third quarter. Imperial’s operating loss increased from approximately $0.5 million in the 2012 third quarter to approximately $0.7 million in the 2013 third quarter. Griffin’s general corporate expense was approximately $1.0 million in both the 2012 and 2013 third quarters.

Operating profit at Griffin Land in the 2013 and 2012 third quarters were as follows:

	2013	2012
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Rental revenue	$5,056	$4,506
Costs related to rental revenue excluding depreciation and amortization expense (a)	(1,673)	(1,619)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	3,383	2,887

Revenue from property sales	331	5,360
Costs related to property sales	(128)	(736)
Gain from property sales	203	4,624
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	3,586	7,511
General and administrative expenses excluding depreciation and amortization expense (a)	(627)	(617)
Profit before depreciation and amortization expense (a)	2,959	6,894
Depreciation and amortization expense related to costs of rental revenue	(1,563)	(1,392)
Depreciation and amortization expense - other	(3)	(4)
Operating profit	$1,393	$5,498

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

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.5 million in the 2013 third quarter as compared to the 2012 third quarter, due principally to the increase in rental revenue. Costs related to rental revenue excluding depreciation and amortization expense increased from approximately $1.6 million in the 2012 third quarter to approximately $1.7 million in the 2013 third quarter due principally to overall slightly higher expenses across all properties.

Depreciation and amortization expense increased from approximately $1.4 million in the 2012 third quarter to approximately $1.6 million in the 2013 third quarter.  The increase of approximately $0.2 million principally reflects approximately $0.1 million of depreciation expense on the new 228,000 square foot industrial building that was completed and placed in service at the end of the 2012 third quarter and an increase of approximately $0.1 million of depreciation expense on new tenant improvements. Griffin’s general and administrative expenses were essentially unchanged in the 2013 third quarter as compared to the 2012 third quarter.

Imperial’s operating losses in the 2013 and 2012 third quarters were as follows:

	2013	2012
	Third Qtr.	Third Qtr.
	(amounts in thousands)
Net sales and other revenue	$2,844	$2,681
Cost of goods sold	2,801	2,434
Gross profit	43	247
Selling, general and administrative expenses	(746)	(715)
Operating loss	$(703)	$(468)

Imperial’s operating loss increased by approximately $0.2 million in the 2013 third quarter as compared to the 2012 third quarter due to a decrease of approximately $0.2 million in gross profit. The decrease in gross profit principally reflects higher costs of goods sold in the 2013 third quarter as compared to the 2012 third quarter, which more than offset the increase in net sales and other revenue in the 2013 third quarter as compared to the 2012 third quarter. Imperial’s cost of goods sold in both the 2013 third quarter and the 2012 third quarter include a charge of approximately $0.3 million to increase Imperial’s reserve for unsaleable inventory.  Imperial’s cost of goods sold in both the 2013 third quarter and the 2012 third quarter also include approximately $0.1 million related to the rental revenue from the Florida farm. Excluding the effect of the revenue from royalties and the rental revenue and expenses of the Florida farm, Imperial’s non-U.S. GAAP gross margin on sales decreased from 4.7% in the 2012 third quarter to a negative gross margin in the 2013 third quarter. The decrease in gross margin principally reflects higher plant costs in the 2013 third quarter as compared to the 2012 third quarter. Gross margin excluding the effects of royalty revenue and rental revenue and expenses of the Florida farm is presented because Griffin believes it assists investors in assessing Imperial’s performance in its core business of growing and selling containerized plants. On a U.S. GAAP basis, Imperial’s gross margin on net sales and other revenue decreased from 9.2% in the 2012 third quarter to 1.6% in the 2013 third quarter.  Imperial’s selling, general and administrative expenses were essentially unchanged in the 2013 third quarter as compared to the 2012 third quarter. As a percentage of net sales, Imperial’s selling, general and administrative expenses decreased from 26.7% in the 2012 third quarter to 26.2% in the 2013 third quarter.

Griffin’s consolidated interest expense was approximately $0.9 million in the 2013 third quarter, as compared to consolidated interest expense of approximately $0.8 million in the 2012 third quarter. The increase of approximately $0.1 million is principally due to interest of approximately $0.2 million being capitalized in the 2012 third quarter, as compared to no capitalized interest in the 2013 third quarter. The capitalized interest in the 2012 third quarter was primarily on the 228,000 square foot Lehigh Valley industrial building that was under construction during that period and certain offsite improvements related to Griffin Land’s residential development also being constructed during that period.  Partially offsetting the effect of not having any capitalized interest in the 2013 third quarter was a decrease of approximately

$0.1 million in interest expense due to lower interest rates on two of Griffin Land’s nonrecourse mortgage loans that were refinanced.

Griffin’s effective tax rate was 28.3% in the 2013 third quarter as compared to 41.3% in the 2012 third quarter. The effective tax rate for the 2013 third quarter is based on management’s projections of operating results for the fiscal 2013 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

Thirty-Nine Weeks Ended August 31, 2013 Compared to the Thirty-Nine Weeks Ended September 1, 2012

Griffin’s consolidated total revenue decreased from approximately $29.9 million in the 2012 nine month period to approximately $29.2 million in the 2013 nine month period, reflecting a decrease of approximately $1.6 million in revenue at Griffin Land partially offset by an increase of approximately $0.9 million in net sales and other revenue at Imperial.

Total revenue at Griffin Land decreased from approximately $18.8 million in the 2012 nine month period to approximately $17.2 million in the 2013 nine month period, reflecting a decrease of approximately $2.6 million of revenue from property sales partially offset by an increase of approximately $1.0 million in rental revenue. Revenue from property sales decreased from approximately $5.4 million in the 2012 nine month period to approximately $2.8 million in the 2013 nine month period. The 2012 nine month period property sales revenue of approximately $5.4 million was entirely from the Dollar Tree Sale, while the 2013 nine month period included approximately $2.5 million of revenue from the Dollar Tree Sale and approximately $0.3 million of revenue from two smaller land sales. As Griffin Land was required, under the terms of the Dollar Tree Sale, to construct a sewer line to service the property sold, Griffin Land accounted for the Dollar Tree Sale under the percentage of completion method.  Accordingly, approximately $5.4 million of the total proceeds of $7.0 million from the Dollar Tree Sale was recognized as revenue in the 2012 third quarter.  The balance of the revenue of the Dollar Tree Sale was recognized in the 2012 fourth quarter and the first two quarters of fiscal 2013, when the required construction of the sewer line was completed.  Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin Land’s real estate business.  In the first nine months of fiscal 2013, there was an increase in requests for proposals received by Griffin Land regarding land purchases and development transactions, particularly related to industrial space.  Subsequent to the end of the 2013 third quarter, Griffin Land entered into a contract for the sale of approximately 90 acres of undeveloped land for approximately $9.0 million in cash, before transaction expenses (see Liquidity and Capital Resources).  There is no guarantee that this transaction will be completed under its current terms, or at all, and there is no guarantee that this increase in market activity will result in any additional agreements for such transactions.

The increase of approximately $1.0 million in rental revenue in the 2013 nine month period as compared to the 2012 nine month period is due to higher occupancy levels at Griffin Land’s rental properties in the 2013 nine month period as compared to the 2012 nine month period.  Rental revenue increased approximately $1.6 million due to new leases in buildings that were in service in both the 2013 and 2012 nine month periods and approximately $0.2 million from the commencement of the full building lease of the Lehigh Valley industrial building that was completed at the end of the 2012 third quarter.  Partially offsetting the increase in rental revenue from new leasing was a decrease of approximately $0.8 million of rental revenue from leases in place during the 2012 nine month period that expired and were not renewed.

Net sales and other revenue at Imperial increased from approximately $11.1 million in the 2012 nine month period to approximately $12.0 million in the 2013 nine month period.  The increase in net sales in the 2013 nine month period, as compared to the 2012 nine month period, reflects a 9% increase in unit sales volume (adjusted for the size of plants sold) and slightly lower pricing in the 2013 nine month period as compared to the 2012 nine month period. Imperial’s net sales and other revenue in both the 2013 nine month period and the 2012 nine month period include approximately $0.4 million of rental revenue from its Florida farm and approximately $0.1 million of revenue from royalties.

Griffin incurred a consolidated operating loss, including general corporate expense, of approximately $0.4 million in the 2013 nine month period as compared to consolidated operating profit, including general corporate expense, of approximately $2.7 million in the 2012 nine month period. Operating profit at Griffin Land decreased from approximately $7.1 million in the 2012 nine month period to approximately $4.6 million in the 2013 nine month period. Imperial’s operating loss of approximately $1.1 million in the 2013 nine month period was essentially unchanged from the 2012 nine month period.  Griffin’s general corporate expense increased from approximately $3.4 million in the 2012 nine month period to approximately $3.9 million in the 2013 nine month period.

Operating profit at Griffin Land in the 2013 and 2012 nine month periods were as follows:

	2013	2012
	Nine Month	Nine Month
	Period	Period
	(amounts in thousands)
Rental revenue	$14,361	$13,395
Costs related to rental revenue excluding depreciation and amortization expense (a)	(5,312)	(4,778)
Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense (a)	9,049	8,617
Revenue from property sales	2,805	5,360
Costs related to property sales	(493)	(736)
Gain from property sales	2,312	4,624
Profit from leasing activities and gain from property sales before general and administrative expenses and before depreciation and amortization expense (a)	11,361	13,241
General and administrative expenses excluding depreciation and amortization expense	(2,131)	(1,936)
Profit before depreciation and amortization expense (a)	9,230	11,305
Depreciation and amortization expense related to costs of rental revenue	(4,617)	(4,155)
Depreciation and amortization expense - other	(9)	(12)
Operating profit	$4,604	$7,138

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

As noted above, approximately $2.5 million of the approximately $2.8 million of revenue from property sales in the 2013 nine month period was from the Dollar Tree Sale. Accordingly, most of the gain from property sales in the 2013 nine month period is also due to the Dollar Tree Sale. At the end of the 2013 nine month period, construction of the sewer line was completed and all of the costs related to the Dollar Tree Sale have been incurred; therefore, from the date of the Dollar Tree Sale through the end of the 2013 nine month period, all of the gain on sale has been recognized in Griffin’s consolidated statements of operations. Including the gain on sale of approximately $3.9 million recognized in fiscal 2012 and approximately $2.1 million recognized in the 2013 nine month period, the total pretax gain on the Dollar Tree Sale was approximately $6.0 million, including the approximately $0.2 million from an amended agreement between Dollar Tree and Griffin Land.

Profit from leasing activities before general and administrative expenses and before depreciation and amortization expense increased by approximately $0.4 million in the 2013 nine month period as compared to the 2012 nine month period, as the approximately $1.0 million increase in rental revenue was partially offset by an approximately $0.5 million increase in costs related to rental revenue excluding depreciation and amortization expense, which increased from approximately $4.8 million in the 2012 nine month period to approximately $5.3 million in the 2013 nine month period principally reflecting an increase of approximately $0.3 million in snow removal expenses and an increase of approximately $0.2 million in repair and maintenance expenses in the 2013 nine month period as compared to the 2012 nine month period. The higher snow removal expenses in the 2013 nine month period reflect the effect of the relatively mild winter weather in the 2012 nine month period when there was a minimal amount of snowfall, as compared to a higher amount of snowfall in the 2013 nine month period.

Griffin Land’s general and administrative expenses increased from approximately $1.9 million in the 2012 nine month period to approximately $2.1 million in the 2013 nine month period. The increase of approximately $0.2 million principally reflects approximately $0.1 million due to higher real estate tax expense in the 2013 nine month period and small increases in other general and administrative expenses that aggregated approximately $0.1 million in total.

Depreciation and amortization expense increased from approximately $4.2 million in the 2012 nine month period to approximately $4.6 million in the 2013 nine month period.  The increase of approximately $0.4 million in the 2013 nine month period as compared to the 2012 nine month period was due principally to depreciation expense of approximately $0.2 million in the 2013 nine month period on the 228,000 square foot Lehigh Valley industrial building that was completed and placed in service at the end of the 2012 third quarter, an increase of approximately $0.1 million in depreciation expense related to new tenant improvements in several of Griffin Land’s buildings and approximately $0.1 million from accelerating depreciation on tenant improvements during the 2013 nine month period as a result of a tenant exercising its early lease termination option effective at the end of the 2013 third quarter.

Imperial’s operating losses for the 2013 and 2012 nine month periods were as follows:

	2013	2012
	Nine Month Period	Nine Month Period
	(amounts in thousands)

Net sales and other revenue	$12,018	$11,139
Cost of goods sold	10,606	9,769
Gross profit	1,412	1,370
Selling, general and administrative expenses	(2,524)	(2,445)
Operating loss	$(1,112)	$(1,075)

Imperial’s operating loss of approximately $1.1 million in the 2013 nine month period was essentially unchanged from the operating loss incurred in the 2012 nine month period, as gross profit of approximately $1.4 million and selling, general and administrative expenses of approximately $2.5 million in the 2013 nine month period were each essentially unchanged as compared to the 2012 nine month period. The increase of approximately $0.9 million in Imperial’s net sales and other revenue in the 2013 nine month period as compared to the 2012 nine month period was offset by an increase in cost of goods sold of an approximately equal amount. Imperial’s cost of goods sold in both the 2013 nine month period and the 2012 nine month period each include approximately $0.2 million related to the rental revenue from the Florida farm. Excluding the effect of the revenue from royalties and the rental revenue and expenses of the Florida farm, Imperial’s non-U.S. GAAP gross margin on sales decreased from 10.4% in the 2012 nine month period to 9.3% in the 2013 nine month period. The decrease in gross margin principally reflects higher plant costs in the 2013 nine month period as compared to the 2012 nine month period. Gross margin excluding the effects of royalty revenue and rental revenue and expenses of the Florida farm is presented because Griffin believes it assists investors in assessing Imperial’s performance in its core business of growing and selling containerized plants. On a U.S. GAAP basis, Imperial’s gross margin on net sales and other revenue decreased from 12.3% in the 2012 nine month period to 11.7% in the 2013 nine month period. Imperial’s selling, general and administrative expenses were essentially unchanged in the 2013 nine month period as compared to the 2012 nine month period. As a percentage of net sales, Imperial’s selling, general and administrative expenses decreased from 21.9% in the 2012 nine month period to 21.0% in the 2013 nine month period.

Griffin’s general corporate expense increased from approximately $3.4 million in the 2012 nine month period to approximately $3.9 million in the 2013 nine month period. The increase of approximately $0.5 million principally reflects an increase of approximately $0.3 million in expenses related to Griffin’s non-qualified deferred compensation plan, an increase of approximately $0.1 million in legal expenses and smaller increases in all other general and administrative expenses that aggregate to approximately $0.1 million. The higher expenses of the non-qualified deferred compensation plan reflect the effect on participants’ balances of generally higher overall stock market performance during the 2013 nine month period as compared to the 2012 nine month period.

Griffin’s consolidated interest expense increased from approximately $2.5 million in the 2012 nine month period to approximately $2.9 million in the 2013 nine month period principally due to approximately $0.6 million of interest capitalized in the 2012 nine month period (there was no interest capitalized in the 2013 nine month period) partially offset by a decrease of approximately $0.1 million in the 2013 nine month period due a lower interest rate on a mortgage loan with Webster Bank that was refinanced in the 2012 fourth quarter, a mortgage loan with First Niagara Bank that was refinanced in the 2013 second quarter and a decrease of approximately $0.1 million due to a lower amount of debt outstanding during the 2013 nine month period.  Interest capitalized in the 2012 nine month period was on the construction projects ongoing during the 2012 nine month period, principally the Lehigh Valley industrial building that was being built by Griffin Land.  Griffin’s average outstanding debt in the 2013 nine month period was approximately $58.8 million as compared to approximately $60.6 million in the 2012 nine month period, reflecting principal payments made on Griffin’s nonrecourse mortgages subsequent to the 2012 nine month period.

In the 2013 nine month period, Griffin incurred a loss on debt extinguishment of approximately $0.3 million, related to the loan modification agreement on a mortgage loan with First Niagara Bank due in January 2020 (the “2020 First Niagara Mortgage”). On April 1, 2013, Griffin Land and First Niagara Bank entered into an agreement that reduced the interest rate on the 2020 First Niagara Mortgage from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. Because the difference between the present value of the future payments under the modified loan and the present value of payments under the existing loan was greater than 10% of the present value of the payments under the existing loan, the loan modification was accounted for as a debt extinguishment. As such, all deferred costs related to the 2020 First Niagara Mortgage (approximately $0.2 million) and the fee paid to First Niagara Bank for the loan modification (approximately $0.l million) are reflected as a loss on debt extinguishment. Concurrent with that agreement, Griffin also entered into an interest rate swap agreement with First Niagara Bank to fix the interest rate on the 2020 First Niagara Mortgage at 3.91% for the remainder of the loan term.

In the 2013 nine month period, the sale of Griffin’s investment in SNHC was completed, with Griffin receiving cash proceeds of approximately $3.4 million. Because of the low carrying cost of its investment in SNHC, Griffin’s gain on sale was approximately $3.4 million, essentially equal to the cash proceeds received. Also in the 2013 nine month period, Griffin sold 1,324,688 shares of its common stock of Centaur Media for cash proceeds of approximately $1.2 million. Griffin’s gain from the sale of its Centaur Media common stock in the 2013 nine month period was approximately $0.5 million. After the sales of Centaur Media common stock, Griffin owned 3,952,462 shares of Centaur Media common stock. There were no sales of investments in the 2012 nine month period, however, the 2012 nine month period did include investment income of approximately $0.5 million principally from a cash distribution from SNHC.

Griffin’s effective tax rate was 36.4% for the 2013 nine month period, as compared to an effective tax rate of 46.0% for the 2012 nine month period. The lower effective tax rate in the 2013 nine month period as compared to the 2012 nine month period reflects the effect of lower state income taxes in the 2012 nine month period. Griffin’s effective tax rate for the 2013 nine month period is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $0.9 million in the 2013 nine month period as compared to net cash provided by operating activities of approximately $1.5 million in the 2012 nine month period, principally reflecting a decrease of approximately $0.7 million from the change from net income in the 2012 nine month period to a net loss in the 2013 nine month period, after adjusting for the non cash items, and approximately $1.7 million more cash used in operating activities as a result of changes in assets and liabilities in the 2013 nine month period as compared to the 2012 nine month period. The increase in cash used as a result of changes in assets and liabilities principally reflects an increase in inventories of approximately $0.7 million in the 2013 nine month period as compared to an increase of $0.1 million in the 2012 nine month period and an increase in other current assets of approximately $0.6 million during the 2013 nine month period as compared to a reduction in other current assets of approximately $0.1 million in the 2012 six month period.  The increase in inventories reflects more plants purchased by Imperial in the 2013 nine month period as compared to the 2012 nine month period.  The change in other current assets principally reflects the 2012 nine month period including cash proceeds of approximately $0.5 million collected in the 2012 nine month period from an insurance claim that was settled in the previous year.

Net cash used in investing activities was approximately $0.3 million in the 2013 nine month period as compared to net cash provided by investing activities of approximately $3.4 million in the 2012 nine month period. The net cash used in investing activities in the 2013 nine month period principally reflects approximately $12.3 million of cash used for additions to real estate assets and approximately $0.1 million of cash used for additions to property and equipment, substantially offset by approximately $6.9 million of proceeds from a property sale returned from escrow, approximately $3.4 million of proceeds from the sale of Griffin’s investment in SNHC, approximately $1.2 million of proceeds from the sale of Centaur Media common stock, and approximately $0.5 million of proceeds from property sales.  The cash proceeds that were returned from escrow were used for the acquisition of an approximately 49 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania for approximately $7.1 million in cash, before transaction costs, that closed on December 28, 2012 (see below). In addition to the acquisition of undeveloped land in the 2013 nine month period, Griffin Land’s additions to its real estate assets included approximately $2.9 million of expenditures principally for tenant improvements related to new leases and approximately $0.8 million of expenditures for the construction of the sewer line related to the Dollar Tree Sale. The approximately $0.1 million of additions to property and equipment in the 2013 nine month period was mostly for purchases of equipment at both Imperial and Griffin Land.

The 49 acre parcel of undeveloped land acquired in the 2013 nine month period will support the development of two industrial buildings totaling approximately 530,000 square feet.  As governmental approvals of such development were not in place at the time of closing, the seller agreed to provide Griffin Land with recission rights if the required approvals were not obtained or the seller did not complete certain post-closing obligations. Griffin Land has recently received conditional final plan approvals of its development plans for the land acquired and expects to record the final development plans by the end of 2013.

Net cash provided by investing activities of approximately $3.4 million in the 2012 nine month period reflected the net cash proceeds of approximately $22.5 million from property sales, which included approximately $15.6 million from the sale of the Manchester Warehouse and approximately $6.9 million from the Dollar Tree Sale.  The proceeds from the Dollar Tree Sale were placed in escrow to acquire a replacement property as part of a Section 1031 like-kind exchange, which was completed in the 2013 nine month period (see above).  Also in the 2012 nine month period, Griffin received cash of approximately $0.7 million from SNHC, approximately $0.4 million of which was reflected as dividend income and included in operating activities with the remaining balance of approximately $0.3 million reflected as a return of capital and included in investing activities. Partially offsetting the cash received from the Manchester Warehouse sale and the return of capital from SNHC was approximately $12.3 million of additions to real estate assets, principally for Griffin Land’s construction, on speculation, of the 228,000 square foot industrial building on an undeveloped land parcel in the Lehigh Valley of Pennsylvania that was acquired in 2010 and the site work for the second industrial building to be built on the acquired land.  In the 2012 nine month period Griffin also had approximately $0.1 million of additions to property and equipment, mostly for purchases of equipment at Imperial.

Net cash provided by financing activities was approximately $6.2 million in the 2013 nine month period as compared to net cash used in financing activities of approximately $1.7 million in the 2012 nine month period. The net cash provided by financing activities in the 2013 nine month period reflects proceeds of $9.1 million from a new nonrecourse mortgage loan that closed in the 2013 nine month period (see below) and cash of approximately $0.1 million received from the exercise of stock options. These were partially offset by approximately $1.4 million for payments of principal on Griffin Land’s nonrecourse mortgages, the payment of approximately $1.0 million for the dividend on Griffin’s common stock that was declared in the 2012 fourth quarter and paid in the 2013 first quarter, approximately $0.4 million of debt issuance costs related to a new revolving credit agreement (see below) and the new nonrecourse mortgage loan both of which were completed in the 2013 nine month period and approximately $0.1 million related to the modification of the First Niagara mortgage loan (see below).  Net cash used in financing activities in the 2012 nine month period reflected cash of approximately $1.2 million for payments of principal on Griffin Land’s nonrecourse mortgages and approximately $0.5 million for the payment of a dividend on Griffin’s common stock, partially offset by approximately $0.1 million received from the exercise of stock options in the 2012 nine month period.

On April 24, 2013, Griffin closed on a new $12.5 million revolving credit agreement with Webster Bank (the “Webster Credit Line”). The Webster Credit Line is for two years with an option for Griffin to extend the credit line for a third year. The Webster Credit Line replaced Griffin’s $12.5 million credit line with Doral Bank (the “Doral Credit Line”) that was scheduled to expire on May 1, 2013. Interest on the outstanding borrowings under the Webster Credit Line will be at the one month LIBOR rate plus 2.75%. Interest on outstanding borrowings under the Doral Credit Line was the higher of the prime rate plus 1.5% or 5.875%. The Webster Credit Line is collateralized by Griffin Land’s properties in Griffin Center South, aggregating approximately 235,000 square feet and an approximately 48,000 square foot single-story office building in Griffin Center. These are the same properties that collateralized the Doral Credit Line. There were no borrowings under the Doral Credit Line in fiscal 2012 and the 2013 nine month period, and there were no amounts borrowed under the Webster Credit Line as of the date of this Quarterly Report on Form 10-Q.

On April 1, 2013, Griffin Land entered into a loan modification agreement on the 2020 First Niagara Mortgage. The loan modification agreement changed the loan’s interest rate from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. The loan modification did not change the loan’s collateral or maturity date. Griffin Land paid approximately $0.1 million for the loan modification, which included a fee paid to First Niagara Bank and third party transaction costs. Concurrent with the loan modification, Griffin Land entered into an interest rate swap agreement with First Niagara Bank to fix the interest rate on the 2020 First Niagara Mortgage at 3.91% for the duration of the loan.

On August 28, 2013, a subsidiary of Griffin closed on a $9.1 million nonrecourse mortgage with First Niagara Bank (the “2023 First Niagara Mortgage”), collateralized by the 228,000 square foot Lehigh Valley industrial building that was constructed in fiscal 2012.  Although this mortgage is nonrecourse, Griffin and its subsidiary entered into a springing master lease that would become effective if the full building tenant in the industrial building does not renew its five-year lease when it is scheduled to expire in fiscal 2018.  The 2023 First Niagara Mortgage has a ten-year term with monthly payments of principal and interest starting on October 1, 2013, based on a twenty-five year amortization schedule.  The interest rate for the 2023 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%.  At the time Griffin closed on the First Niagara Mortgage, Griffin also entered into an interest rate swap agreement with First Niagara Bank for a notional principal amount of $9.1 million at inception to fix the interest rate at 4.79%.  Payments under the swap agreement commence on October 1, 2013 and will continue monthly until September 1, 2023, which is also the termination date of the 2023 First Niagara Mortgage.

Griffin expects to use substantially all of the proceeds from the 2023 First Niagara Mortgage for the construction, on speculation, of a new approximately 303,000 square foot industrial building in the Lehigh Valley of Pennsylvania.  The new building to be constructed will be located in Lehigh Valley Tradeport on contiguous land to the 228,000 square foot industrial building that was built in fiscal 2012 and recently leased.  Construction is expected to begin in the 2013 fourth quarter with completion expected in the 2014 second quarter.  Much of the site work for this new building was done in conjunction with the site work for the first building in Lehigh Valley Tradeport.  Griffin Land expects to expend approximately $9.4 million to complete the construction of the shell of this new building.

Griffin’s payments (including principal and interest) under contractual obligations as of August 31, 2013 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$80.1	$5.5	$29.5	$16.1	$29.0
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	—	0.1	—	—
Operating Lease Obligations	0.5	0.2	0.3	—	—
Purchase Obligations (1)	0.9	0.9	—	—	—
Other (2)	3.6	—	—	—	3.6
	$85.2	$6.6	$29.9	$16.1	$32.6

(1)          Reflects expenditures for Griffin Land’s real estate assets.

(2)          Includes Griffin’s deferred compensation plan and other postretirement benefit liabilities.

Subsequent to the end of the 2013 third quarter, Griffin Land entered into a Real Estate Sales Contract (the “Sales Contract”) for the sale of approximately 90 acres of undeveloped land for approximately $9.0 million in cash, before transaction expenses.  The land to be sold is in Windsor, Connecticut and is part of an approximately 268 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut.  Under the terms of the Sales Contract, Griffin Land and the buyer will construct roadways connecting the land parcel to be sold with existing town roads.  The roads to be built will also provide access to the remaining acreage in Griffin Land’s land parcel.  The completion of this transaction is contingent on a number of factors, including the buyer obtaining all necessary final permits from governmental authorities for its development plans for the site it would acquire and the buyer receiving state economic development incentives it deems adequate.  There is no guarantee that this transaction will be completed under its current terms, or at all.

In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of buildings on its undeveloped land, expenditures to build out interiors of its buildings as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in New England or the mid-Atlantic states to expand the industrial/warehouse portion of Griffin Land’s real estate business. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin Land does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of its currently vacant space is leased.

As of August 31, 2013, Griffin had cash and cash equivalents of approximately $15.2 million. Management believes that its cash and cash equivalents and borrowing capacity under the Webster Credit Line will be sufficient to meet Griffin’s seasonal working capital requirements, the continued investment in Griffin’s real estate assets and the payment of dividends on its common stock, when and if declared by the Board of Directors. Griffin may also continue to seek additional financing secured by nonrecourse mortgages on its properties. Griffin Land’s real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet that are not mortgaged.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the completion and terms of the proposed Imperial transaction, the expected timing and costs of the construction of a new industrial building in the Lehigh Valley, leasing of currently vacant space, obtaining final governmental approvals for Griffin Land’s development plans for the undeveloped land acquired in the 2013 nine month period, construction of additional facilities in the real estate business, completion of land sales currently under contract, the ability to obtain mortgage financing on Griffin Land’s unleveraged properties and Griffin’s anticipated future liquidity.  The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of August 31, 2013, Griffin had several nonrecourse mortgage loans aggregating approximately $38.8 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of August 31, 2013.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Griffin Land & Nurseries, Inc.

3.2*	Bylaws of Griffin Land & Nurseries, Inc.

10.7	Form of 401(k) Plan of Griffin Land & Nurseries, Inc. (incorporated by reference to the Form 10 of Griffin Land & Nurseries, Inc., filed April 8, 1997, as amended)

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

10.46

Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee (incorporated by reference to Form 10-Q dated May 28, 2011, filed July 7, 2011)

10.47

Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee (incorporated by reference to Form 10-Q dated May 28, 2011, filed July 7, 2011)

10.48

Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Land & Nurseries, Inc. and Webster Bank, National Association dated June 15, 2012 (incorporated by reference to Form 8-K dated June 15, 2012, filed June 20, 2012)

10.49

Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings LLC and First Niagara Bank dated April 1, 2013 (incorporated by reference to Form 10-Q dated June 1, 2013, filed July 11, 2013)

10.50	Amended and Restated Term Note dated April 1, 2013 (incorporated by reference to Form 10-Q dated June 1, 2013, filed July 11, 2013)

10.51	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013 (incorporated by reference to Form 10-Q dated June 1, 2013, filed July 11, 2013)

10.52	Revolving Line of Credit Note dated April 24, 2013 (incorporated by reference to Form 10-Q dated June 1, 2013, filed July 11, 2013)

10.53*	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective August 28, 2013

10.54*	$9,100,000 Term Note effective August 28, 2013

31.1 *	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: October 10, 2013	Frederick M. Danziger
Chairman and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: October 10, 2013	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer