Form 10-K
period 2013-11-30
GRIFFIN LAND & NURSERIES INC
filed 2014-02-13
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $79,989,000 based on the closing sales price on The NASDAQ Stock Market LLC on May 31, 2013, the last business day of the registrant's most recently completed second quarter. Shares of Common Stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 5, 2014, 5,146,366 shares of common stock were outstanding.

 FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained in this Annual Report on Form 10-K that relate to future events or conditions, including without limitation, the statements in Part I, Item 1. "Business" and Item 1A. "Risk Factors" and in Part II under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as located elsewhere in this annual report regarding industry prospects or Griffin's plans, expectations, or prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of Griffin's common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: adverse economic conditions and credit markets; a downturn in the residential real estate market; risks associated with concentration of real estate holdings; risks associated with entering new real estate markets; potential environmental liabilities; competition and governmental regulations; inadequate insurance coverage; risks of environmental factors; risks associated with the cost of raw materials or energy costs; regulatory risks; risks of investing in a foreign company; litigation risks; and the concentrated ownership of Griffin common stock by members of the Cullman and Ernst families. These and the important factors discussed under the caption "Risk Factors" in Part 1, Item 1A of this Form 10-K for the fiscal year ended November 30, 2013, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-K and presented elsewhere by management from time to time. Any such forward-looking statements represent management's estimates as of the date of this Annual Report on Form 10-K. While Griffin may elect to update such forward-looking statements at some point in the future, Griffin disclaims any obligation to do so, even if subsequent events cause Griffin's views to change. These forward-looking statements should not be relied upon as representing Griffin's views as of any date subsequent to the date of this Annual Report on Form 10-K.

 PART I

ITEM 1.    BUSINESS.

        Griffin Land & Nurseries, Inc. ("Griffin") operates a real estate business through its wholly-owned subsidiary, Griffin Land, LLC ("Griffin Land") that is principally engaged in the development, management and leasing of commercial and industrial properties. Griffin Land also seeks to add to its industrial and commercial property portfolio through the acquisition and development of land or purchase of buildings. Periodically, Griffin Land may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin Land's core development and leasing strategy. The headquarters for Griffin Land is in Bloomfield, Connecticut.

        Through January 8, 2014, Griffin also operated a landscape nursery business through its wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial was engaged in the growing of containerized plants for sale principally to independent retail garden centers and rewholesalers, whose main customers are landscape contractors. On January 8, 2014, Griffin and Imperial entered into an Asset Purchase Agreement (the "Purchase Agreement") pursuant to which Imperial's inventory and certain of its assets were sold to Monrovia Connecticut LLC ("Monrovia"), a subsidiary of Monrovia Nursery Company, for approximately $840,000 in cash (subject to certain adjustments) and a non-interest bearing note receivable of $4.25 million (the "Imperial Sale"). Concurrently with the entry into the Purchase Agreement, Imperial and River Bend Holdings, LLC, a wholly-owned subsidiary of Griffin, entered into a Lease and Option Agreement and an Addendum to such agreement (the "Imperial Lease", and together with the Imperial Sale, the "Imperial Transaction") with Monrovia, pursuant to which Monrovia agreed to lease Imperial's Connecticut production nursery for a ten-year period, with options to extend for up to an additional fifteen years exercisable by Monrovia. The Lease also grants Monrovia an option to purchase the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations during the first thirteen years of the lease period.

        All of Griffin Land's real estate assets, including buildings and undeveloped land, were located in the Hartford, Connecticut area, primarily in the north submarket of Hartford through fiscal 2009. In fiscal 2010, Griffin Land completed its first acquisitions of real estate assets outside of the Hartford area by purchasing a fully leased 120,000 square foot industrial building in Breinigsville, Pennsylvania and a 51 acre parcel of undeveloped land in Lower Nazareth Township, Pennsylvania. Both the building and undeveloped land acquired are located in the Lehigh Valley region of Pennsylvania. In fiscal 2012, Griffin Land built an approximately 228,000 square foot industrial building on 18 acres of the Lower Nazareth land and in fiscal 2013 signed a five-year full building lease for that building. In the fiscal 2013 fourth quarter, Griffin Land started construction (on speculation) of an approximately 303,000 square foot industrial building on the balance of the 51 acre parcel of land in Lower Nazareth. Also in fiscal 2013, Griffin Land acquired an approximately 49 acre parcel of undeveloped land in Hanover Township, also in the Lehigh Valley region of Pennsylvania. Griffin Land expects to continue to seek to acquire and develop properties not presently owned that are consistent with its core strategy of developing and leasing industrial and commercial properties. Griffin Land expects that such potential acquisitions of either undeveloped land or land and buildings are likely to be located outside of the Hartford area.

        In the greater Hartford area, there are a number of warehouse facilities and office buildings, some of which are fully or partially vacant, that are competitive with Griffin Land's industrial/warehouse buildings and office/flex buildings. Additional capacity or an increase in vacancies in either the industrial or office market could adversely affect Griffin Land's operating results from its leasing operations by potentially resulting in longer times to lease vacant space, eroding lease rates in Griffin Land's properties or hindering renewals by existing tenants.

        The greater Hartford industrial market had been slow in recent years, but experienced some recovery in 2012 and 2013. Market activity for office/flex space in the north submarket of Hartford was slow in 2013, with overall vacancy, availability and asking rates remaining relatively flat. Griffin Land believes that it benefits from its reputation as a stable company with sufficient resources to meet its obligations and deliver space to tenants timely and in accordance with the terms of their lease agreements. The warehouse/industrial market in the Lehigh Valley region of Pennsylvania has had a fairly strong level of leasing activity the past several years and reported vacancy levels are fairly low. As a result of the relatively strong market, there has been an increase in industrial/warehouse space in the Lehigh Valley. There can be no assurances as to the directions of the Hartford and Lehigh Valley real estate markets in the near future.

        As of November 30, 2013, Griffin Land owned thirty buildings comprising approximately 2.5 million square feet. Approximately 76% of this square footage is comprised of industrial/warehouse space, with the balance principally being office/flex space. As of November 30, 2013, approximately 74% of Griffin Land's industrial/warehouse space was leased and approximately 94% of Griffin Land's office/flex space was leased. Griffin Land uses nonrecourse mortgages to finance some of its real estate development activities, and as of November 30, 2013, approximately $66.7 million was outstanding under such loans. In fiscal 2013, Griffin Land's rental revenue, less operating expenses of rental properties, was approximately $12.7 million, while debt service on Griffin Land's nonrecourse mortgages was approximately $5.5 million.

        In fiscal 2013, Griffin Land entered into three new leases of industrial space for an aggregate of approximately 259,000 square feet and several new leases for an aggregate of approximately 49,000 square feet of office/flex space. The new leasing of industrial space included a five-year full building lease of the approximately 228,000 square foot industrial building in the Lehigh Valley that was completed at the end of the fiscal 2012 third quarter. New leases of industrial space in Griffin Land's Connecticut industrial/warehouse properties in 2013 aggregated approximately 31,000 square feet. In fiscal 2013, several leases of industrial space aggregating approximately 168,000 square feet expired and were not renewed. The net effect of these transactions was an increase of approximately 92,000 square feet of industrial space under lease as of November 30, 2013 as compared to December 1, 2012. In fiscal 2013, two leases for office/flex space aggregating approximately 24,000 square feet expired and were not renewed or terminated early. In fiscal 2013, Griffin Land renewed and extended several leases aggregating approximately 116,000 square feet of industrial space and approximately 20,000 square feet of office/flex space. Included in the fiscal 2013 lease renewals was a full building lease of approximately 100,000 square feet that was scheduled to expire in fiscal 2014 but was extended for ten years.

        In fiscal 2012, Griffin Land entered into three new leases of industrial/warehouse space for an aggregate of approximately 151,000 square feet and two new leases of office/flex space for an aggregate of approximately 32,000 square feet. The new leases for industrial/warehouse space included a three-year lease (with two one-year renewal options) for an entire building, approximately 127,000 square feet, in New England Tradeport ("Tradeport"), Griffin Land's industrial park in Windsor and East Granby, Connecticut. In connection with this new full building lease, Griffin Land entered into a lease termination agreement with an existing tenant that had leased approximately 42,000 square feet in that building, but had previously vacated its space and was seeking to sublease. Griffin Land received $325,000 in connection with the early termination of that lease, which was scheduled to expire in 2014. In fiscal 2012, Griffin Land renewed and extended several leases aggregating approximately 87,000 square feet of industrial space and approximately 70,000 square feet of office/flex space. In fiscal 2012, leases aggregating approximately 98,000 square feet expired and were not renewed. Of such space, approximately 85,000 square feet is industrial space (including the approximately 42,000 square foot lease that was terminated early and is now subject to a new, full building lease) and approximately 13,000 square feet is office/flex space.

        In fiscal 2011, Griffin Land entered into two new leases of previously vacant office/flex space for an aggregate of approximately 29,000 square feet and a new lease for approximately 10,000 square feet of industrial space that had just become vacant due to the early termination of a lease for that space. Griffin Land also renewed and/or extended several leases of industrial space aggregating approximately 207,000 square feet and three leases of office/flex space aggregating approximately 46,000 square feet in fiscal 2011. Most of the leases that were renewed were scheduled to expire in fiscal 2011, except for leases aggregating approximately 43,000 square feet that were scheduled to expire subsequent to fiscal 2011.

        Periodically, Griffin Land may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which does not fit into Griffin Land's core strategy of developing and leasing industrial and commercial properties. Such sale transactions may take place either before or after obtaining development approvals and either before or after basic infrastructure is built.

        In fiscal 2013, Griffin Land completed three land sales, the principal one of which was the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the "Windsor Land Sale") for cash proceeds of approximately $9.0 million, before transaction expenses. The land sold under the Windsor Land Sale is part of an approximately 268 acre parcel of undeveloped land that had been held by Griffin Land for an extended time period. Under the terms of the Windsor Land Sale, Griffin Land and the buyer will construct roadways connecting the land parcel that was sold to existing town roads. The roads to be built will also provide access to the remaining acreage in Griffin Land's land parcel. As a result of Griffin Land's continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method, under which the revenue and gain on sale are recognized as the total costs related to the property sold are incurred. At the closing of the Windsor Land Sale, the cash proceeds were placed in escrow for the purchase of a replacement property under a Section 1031 like-kind exchange. As of the date of this Annual Report on Form 10-K, a replacement property has not been acquired. Griffin Land also closed on two smaller land sales in fiscal 2013 for aggregate net cash proceeds of approximately $0.3 million.

        In fiscal 2012, Griffin Land completed three property sales. The largest of these was the fiscal 2012 first quarter sale of its fully leased 308,000 square foot warehouse building in Manchester, Connecticut (the "Raymour Building"). Under the terms of the full building lease with Raymour & Flanigan ("Raymour") for that building, Griffin Land gave notice to Raymour in the fiscal 2011 fourth quarter that Griffin Land was exercising the put option under its lease to sell the facility to Raymour. The proceeds of approximately $16.0 million from that sale were placed in escrow for the potential acquisition of a replacement property as part of a Section 1031 like-kind exchange for income tax purposes. As Griffin Land did not identify a property it considered to be a suitable replacement property during the time period for purchasing a replacement property under IRS regulations, the proceeds from the sale of the Raymour Building were disbursed from the escrow account to Griffin Land in the fiscal 2012 second quarter. The sale of this property and all operating results for this property are reported as a discontinued operation for all periods presented in Griffin's consolidated statements of operations in this Annual Report on Form 10-K.

        Also in fiscal 2012, Griffin Land sold approximately 93 acres of undeveloped land in Tradeport that Griffin Land had held for an extended time period to Dollar Tree Distribution, Inc. for cash proceeds of $7.0 million (the "Dollar Tree Sale") as the buyer required ownership of its facility. Because Griffin Land was required, under the terms of the Dollar Tree Sale, to construct a sewer line to service the land sold, the Dollar Tree Sale was accounted for under the percentage of completion method, under which the revenue and gain on sale were recognized as the total costs related to the property sold were incurred. The proceeds from the Dollar Tree Sale were placed in escrow for the purchase of a replacement property under a Section 1031 like-kind exchange. On December 28, 2012, Griffin Land closed on the purchase of an approximately 49 acre parcel of undeveloped land in the

Lehigh Valley of Pennsylvania using the proceeds from the Dollar Tree Sale that had been held in escrow to complete the Section 1031 like-kind exchange. In fiscal 2012, Griffin Land also completed the sale of approximately 14 acres of undeveloped land in Windsor, Connecticut for cash proceeds of approximately $1.0 million.

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

        The weakness in the residential real estate market has adversely affected Griffin Land's real estate development activities for this industry sector. The continued weakness of the residential real estate market could result in lower selling prices for Griffin Land's land intended for residential use or delay the sale of such land.

        Griffin Land's development of its land is affected by regulatory and other constraints. Subdivision and other residential development issues may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Commercial and industrial development activities of Griffin Land's undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies.

        Griffin does not maintain a corporate website. Griffin's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and the proxy statement for Griffin's Annual Meeting of Stockholders can be accessed through the SEC website at www.sec.gov. Griffin will provide electronic or paper copies of its foregoing filings free of charge upon request. Griffin was incorporated in 1970.

  Commercial and Industrial Developments

  New England Tradeport

        A significant portion of Griffin Land's commercial and industrial development effort has been focused on New England Tradeport ("Tradeport"), a 600 acre industrial park near Bradley International Airport and Interstate 91, located in Windsor and East Granby, Connecticut. Within Tradeport, Griffin Land built and currently owns approximately 1,465,000 square feet of warehouse and light manufacturing space in thirteen buildings, of which approximately 67% was leased as of November 30, 2013. Tradeport also contains a bottling and distribution plant built by the Pepsi Bottling Group ("Pepsi") on land sold to Pepsi by Griffin Land in the early 1990s, and large distribution facilities built by Walgreen and Dollar Tree on land parcels purchased from Griffin Land in fiscal 2006 and fiscal 2012, respectively. The current State Traffic Certificate ("STC") covering Tradeport allows for total development of approximately 4,390,000 square feet within Tradeport. Of that total capacity, approximately 3,594,000 square feet currently is used by existing development, including approximately 2,129,000 square feet in the three buildings owned by others and approximately 1,465,000 square feet in existing Griffin Land-owned buildings.

        Griffin Land holds the remaining approximately 796,000 square feet of unbuilt capacity under the STC Certificate which relates to four approved building sites and an approved addition to one of Griffin Land's existing buildings. Griffin Land also owns all of the remaining undeveloped land within Tradeport, which consists of two contiguous parcels totaling approximately 95 acres, 60 acres of which are located in Windsor and the abutting 35 acres located in East Granby. There are no STC or other approvals currently in place (other than zoning in the case of Windsor) for the development of this remaining undeveloped land, and Griffin Land believes that additional infrastructure improvements, which may be significant, may be required to obtain approvals to develop portions of this land. As part of the Dollar Tree Sale, a sewer line was brought to an accessible point near the edge of this 95 acre combined parcel. Griffin Land intends to continue to direct much of its real estate efforts in Connecticut on the construction and leasing of its warehouse and light manufacturing facilities at Tradeport.

        In fiscal 2013, Griffin Land leased approximately 31,000 square feet of previously vacant space in Tradeport and renewed leases for approximately 115,000 square feet in Tradeport, while leases totaling 168,000 square feet expired and were not renewed. As of November 30, 2013, approximately $55.5 million was invested (net book value) in buildings owned by Griffin Land that are located in Tradeport and approximately $4.4 million was invested (net book value) by Griffin Land in the undeveloped land there. As of November 30, 2013, ten of Griffin Land's Tradeport buildings were mortgaged for an aggregate of approximately $43.5 million. Two Tradeport buildings built in fiscal 2007 and an older Tradeport building, aggregating approximately 373,000 square feet, are currently not mortgaged. A summary of Griffin Land's square footage owned and leased in Tradeport at the end of each of the past three fiscal years and leases in Tradeport scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased*	Percentage Leased
December 3, 2011	1,465,000	1,052,000	72%
December 1, 2012	1,465,000	1,117,000	76%
November 30, 2013	1,465,000	981,000	67%

	2014	2015	2016
Square footage of leases expiring	90,000	238,000	78,000
Percentage of leased space at Nov. 30, 2013	9%	24%	8%
Number of tenants with leases expiring	4	3	2
Annual rental revenue of expiring leases	$853,000	$1,979,000	$691,000
Annual rental revenue of expiring leases as a percentage of Griffin Land's annual rental revenue	4%	10%	4%

*
The square footage leased in the three years presented above does not include approximately 47,000 square feet of space on which Tire Rack pays operating expenses and is required to occupy no later than August 2014, the beginning of the sixth year of its lease.

  Griffin Center and Griffin Center South

        Griffin Land's other substantial commercial development in Connecticut is the combination of its buildings in Griffin Center in Windsor and Bloomfield, Connecticut and Griffin Center South in Bloomfield. Together, these master planned developments comprise approximately 600 acres and as of November 30, 2013, approximately 63% of the acreage has been used to develop approximately 2,165,000 square feet of office and industrial space. Griffin Land owns approximately 617,000 of the 2,165,000 square feet of developed space.

  Griffin Center

        Currently in Griffin Center there are eleven office buildings, a flex building and a small restaurant. Griffin Land owns two multi-story office buildings that have an aggregate of approximately 161,000 square feet, a single story office building of approximately 48,000 square feet, a 165,000 square foot flex building (the "NU Building"), which is used principally as office, data center and call center space and the small restaurant building.

        In fiscal 2013, Griffin Land leased approximately 42,000 square feet of previously vacant office space in Griffin Center and renewed one lease for approximately 5,000 square feet, while one tenant that leased approximately 5,000 square feet in one of Griffin Land's multi-story office buildings negotiated an early termination of that lease in connection with a ten-year early renewal and lease extension of its lease of 32,000 square feet in Griffin Land's single story office building in Griffin Center. Currently there are approximately 207 acres of undeveloped land in Griffin Center.

        As of November 30, 2013, approximately $18.0 million was invested (net book value) in Griffin Land's buildings in Griffin Center and approximately $1.2 million was invested by Griffin Land in the undeveloped land there. Griffin Land's two multi-story office buildings and the NU Building in Griffin Center are separately mortgaged for an aggregate of approximately $10.2 million, and Griffin Land's single story office building is included as collateral under Griffin's $12.5 million revolving line of credit. There were no borrowings under the revolving line of credit as of November 30, 2013.

        As of November 30, 2013, approximately 373,000 square feet of Griffin Land's buildings in Griffin Center were leased, comprising approximately 98% of Griffin Land's total space in Griffin Center. A summary of Griffin Land's square footage owned and leased in Griffin Center at the end of each of the past three fiscal years and leases in Griffin Center scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
December 3, 2011	382,000	335,000	88%
December 1, 2012	382,000	335,000	88%
November 30, 2013	382,000	373,000	98%

	2014	2015	2016
Square footage of leases expiring	16,000	29,000	25,000
Percentage of leased space at Nov. 30, 2013	4%	8%	7%
Number of tenants with leases expiring	1	3	1
Annual rental revenue of expiring leases	$283,000	$512,000	$395,000
Annual rental revenue of expiring leases as a percentage of Griffin Land's annual rental revenue	1%	3%	2%

  Griffin Center South

        Griffin Center South is a 130 acre tract with sixteen buildings of single story office, flex and storage space totaling approximately 1,152,000 square feet. Griffin Land currently owns nine buildings in Griffin Center South with an aggregate of approximately 235,000 square feet, of which approximately 217,000 square feet is single story office and flex space and approximately 18,000 square feet is storage space. In fiscal 2013, Griffin Land leased approximately 7,500 square feet in Griffin Center South and renewed two leases with an aggregate of approximately 16,000 square feet, while a tenant that leased approximately 19,000 square feet exercised its option to terminate its lease effective August 31, 2013, two years earlier than the lease's scheduled expiration date.

        As of November 30, 2013, approximately $7.3 million was invested (net book value) in Griffin Land's buildings in Griffin Center South and approximately $0.4 million was invested by Griffin Land in the undeveloped land there. As of November 30, 2013, Griffin Land's nine properties in Griffin

Center South are included as collateral under Griffin's $12.5 million revolving line of credit. There were no borrowings under the revolving line of credit as of November 30, 2013. Griffin Land believes that the undeveloped land remaining in Griffin Center South is sufficient to build at least two additional buildings aggregating approximately 175,000 square feet.

        As of November 30, 2013, approximately 207,000 square feet of space in the Griffin Center South buildings owned by Griffin Land was leased, comprising 88% of Griffin Land's total space in Griffin Center South. A summary of Griffin Land's square footage owned and leased in Griffin Center South at the end of each of the past three fiscal years and leases in Griffin Center South scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
December 3, 2011	235,000	199,000	85%
December 1, 2012	235,000	219,000	93%
November 30, 2013	235,000	207,000	88%

	2014	2015	2016
Square footage of leases expiring	10,000	62,000	37,000
Percentage of leased space at Nov. 30, 2013	5%	30%	18%
Number of tenants with leases expiring	2	5	3
Annual rental revenue of expiring leases	$101,000	$656,000	$436,000
Annual rental revenue of expiring leases as a percentage of Griffin Land's annual rental revenue	1%	3%	2%

  Lehigh Valley Industrial Properties and Other Property

        In fiscal 2010, Griffin Land completed its first acquisition of property outside of the Hartford, Connecticut area, when it acquired a fully leased 120,000 square foot industrial building (the "Olympus Building") in Breinigsville, Pennsylvania, which is located in the Lehigh Valley. Subsequent to the purchase of the Olympus Building, Griffin Land and the tenant in that building agreed on a nine year extension of the lease, which now runs through 2025. Also in fiscal 2010, Griffin Land acquired approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania, which was renamed Lehigh Valley Tradeport, and is located in a major industrial area of the Lehigh Valley. The land acquired had approvals for the development of two industrial buildings totaling approximately 530,000 square feet. In fiscal 2012, Griffin Land completed construction on the first of two buildings to be built in Lehigh Valley Tradeport, an approximately 228,000 square foot industrial building. This building was built on speculation and, in fiscal 2013, Griffin Land entered into a five-year full building lease of this building. The work completed in Lehigh Valley Tradeport for the construction of this building included a portion of the site work necessary for the construction of the second building. In the fiscal 2013 fourth quarter, Griffin Land started construction of the second building planned for Lehigh Valley Tradeport, an approximately 303,000 square foot industrial building. Completion of the construction of this building is expected to be in the fiscal 2014 second quarter. In addition to the costs of the site work for this new building discussed above, Griffin Land has invested approximately $1.4 million in the construction of this new building through November 30, 2013, and expects total construction costs, excluding site costs, to be approximately $9.5 million. These costs do not include leasing related costs.

        As of November 30, 2013, Griffin Land owned three industrial buildings aggregating approximately 379,000 square feet that are located outside of its core Connecticut office and industrial parks, including the Olympus Building and the newly built industrial building in Lehigh Valley Tradeport discussed above, which are a combined approximately 348,000 square feet. The third industrial building not located in one of Griffin Land's Connecticut industrial parks is a 31,000 square foot warehouse building in Bloomfield, Connecticut. All of these buildings are fully leased. The site of the Bloomfield building has approximately 24 acres of undeveloped land and abuts an approximately 244 acre parcel of undeveloped land located partly in Bloomfield and partly in Windsor, Connecticut that is also owned by Griffin Land. This 268 acre parcel is known as Phoenix Crossing. In fiscal 2013, Griffin Land sold approximately 90 acres of the Phoenix Crossing land in the Windsor Land Sale. Approximately $18.5 million was invested (net book value) in these three buildings at that date. The Olympus Building in Pennsylvania is mortgaged for approximately $4.0 million as of November 30, 2013, and the 228,000 square foot building in Lehigh Valley Tradeport is mortgaged for approximately $9.1 million as of November 30, 2013.

        On December 28, 2012, Griffin Land acquired a 49 acre parcel of undeveloped land in Hanover Township, Pennsylvania, also in the Lehigh Valley, for approximately $7.1 million in cash. Griffin Land expects to develop two industrial buildings totaling approximately 530,000 square feet on the land acquired. In late 2013, Griffin Land received final approvals for such development. The funds used to acquire this land were principally the proceeds from the Dollar Tree Sale that had been held in escrow since the closing of that transaction in order to qualify for a Section 1031 like-kind exchange for income tax purposes.

        Griffin Land may seek to acquire additional properties and/or undeveloped land parcels to expand the industrial/warehouse portion of its real estate business. Griffin Land continues to examine potential properties in the northeast and mid-Atlantic areas for potential acquisition.

Residential Developments

  Simsbury

        Several years ago, Griffin Land filed plans for the creation of a residential community, called Meadowood, on a 363 acre site in the Town of Simsbury, Connecticut ("Simsbury"). After several years of litigation with the town regarding this proposed residential development, a settlement was reached. The settlement terms included, among other things, approval for up to 296 homes, certain remediation measures and offsite road improvements to be performed by Griffin Land and the purchase by Simsbury of a portion of the Meadowood land for open space. The sale of land to Simsbury closed in fiscal 2008. In fiscal 2012, Griffin Land performed a portion of the required remediation work on the site and completed the required offsite road improvements. Griffin Land expects to spend approximately $1.4 million in fiscal 2014 to complete the remaining required remediation work on the site. Such work is expected to be completed in the fiscal 2014 second quarter. As of November 30, 2013, the book value of the land for this development, including design, development and legal costs, was approximately $6.6 million.

        Griffin Land owns another approximate 432 acres of undeveloped land in Simsbury, portions of which are zoned for residential use and other portions of which are zoned for industrial use. Not all of this land is developable. The land currently zoned for industrial use is probably more suited to commercial or mixed-use development. Griffin Land may seek to develop or sell such land.

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

        In fiscal 2010, Griffin Land entered into an agreement with that privately owned regional homebuilder under which in exchange for a payment of $100,000, the homebuilder obtained an option to purchase the remaining twenty-five residential lots of Stratton Farms. Under the agreement's lot takedown schedule, Griffin Land closed on the sale of the first four lots in fiscal 2010. The option was terminated in fiscal 2012 without any purchases of additional lots by the homebuilder. Griffin Land sold one Stratton Farms residential lot in fiscal 2013 to the homebuilder that previously was a party to the option agreement that terminated in 2012. As of November 30, 2013, Griffin Land held twenty Stratton Farms residential lots. The book value for Griffin Land's Stratton Farms holdings, including land, design, development and legal costs, was approximately $1.1 million at November 30, 2013.

  Other

        In fiscal 2013, Griffin Land leased approximately 512 acres of undeveloped land in Connecticut and Massachusetts to local farmers. Approximately 542 acres and 600 acres were leased to local farmers in fiscal 2012 and fiscal 2011, respectively. The revenue generated from the leasing of farmland is not material to Griffin Land's total revenue.

        Griffin Land is evaluating its other properties for development or sale in the future. Griffin Land anticipates that obtaining subdivision approvals for residential development in many of the towns where it owns land will be an extended process.

Landscape Nursery Business

        As indicated above, Griffin and Imperial entered into the Purchase Agreement with Monrovia, effective January 8, 2014, pursuant to which Imperial's inventory and certain of its assets were sold to Monrovia for approximately $840,000 in cash (subject to certain adjustments) and a non-interest bearing note receivable (the "Promissory Note") of $4.25 million, with payments of $2.75 million due on June 1, 2014 and $1.5 million due on June 1, 2015. Pursuant to the Purchase Agreement, Griffin and Imperial agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Purchase Agreement.

        Concurrently with the entry into the Purchase Agreement, Imperial and River Bend Holdings, LLC, a wholly-owned subsidiary of Griffin, entered into the Imperial Lease with Monrovia, pursuant to which Monrovia agreed to lease Imperial's Connecticut production nursery for a ten-year period, with an option to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease provides for a net annual rent payable to Griffin of $500,000 for each of the first five years, with rent for subsequent years determined in accordance with the Imperial Lease. The Imperial Lease also grants Monrovia an option to purchase the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations, during the first thirteen years of the lease period.

        Imperial's Florida farm is also being leased to another private company grower of landscape nursery plants. Imperial shut down its growing operations on its Florida farm in 2009 and entered into a six-year lease of that facility. The annual rent payable is $600,000 and the tenant has an option to purchase the facility any time during the lease term.

Investments

  Centaur Media plc

        Centaur Media plc ("Centaur Media") is a publicly traded company listed on the London Stock Exchange. As of November 30, 2013, Griffin held 2,452,462 shares of Centaur Media and accounts for its investment in Centaur Media as an available-for-sale security. Accordingly, changes in the fair value of Griffin's investment in Centaur Media, including both changes in the stock price and changes in the foreign currency exchange rate, are not included in Griffin's net income but are included in Griffin's other comprehensive income. In fiscal 2013, Griffin sold 2,824,688 shares of its Centaur Media common stock, for total cash proceeds of approximately $2.5 million. Subsequent to the end of fiscal 2013, Griffin sold an additional 250,000 shares of Centaur Media for proceeds of approximately $250,000.

  Shemin Nurseries Holding Corp.

        Shemin Nurseries Holding Corp. ("SNHC") is a privately held company that operates a landscape nursery distribution business. As of December 1, 2012, Griffin held an approximately 14% equity interest in SNHC and accounted for its investment in SNHC under the cost method of accounting for investments. On January 18, 2013, Griffin sold its entire investment in SNHC for cash proceeds of approximately $3.4 million.

Employees

        As of November 30, 2013, Griffin employed 99 people on a full-time basis, including 72 employees in its landscape nursery business, 21 employees in its real estate business and 6 corporate employees. As a result of the Imperial Transaction, the employees of the landscape nursery business are no longer employed by Griffin. Most of the employees of the landscape nursery business were hired by Monrovia. Presently, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

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

        Griffin Land periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. In connection with the Imperial Transaction, Griffin expects to incur some costs to remediate a small area of the Connecticut farm that will be leased to Monrovia under the Imperial Lease. At this time, Griffin Land does not anticipate experiencing, in the next twelve months, any material expense in complying with such laws. Griffin

Land may incur remediation costs in the future in connection with its development operations. Such costs are not expected to be significant as compared to expected proceeds from development projects or property sales.

ITEM 1A.    RISK FACTORS.

        Griffin's real estate business has a number of risk factors. The risk factors discussed below are those that management deems to be material, but they may not be the only risks facing Griffin. Additional risks not currently known or currently deemed not to be material may also impact Griffin.

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

  •
  Reduced values of Griffin Land's properties may limit its ability to obtain debt financing collateralized by its properties or may limit the proceeds from such potential financings; and

  •
  A weak economy may limit sales of land intended for commercial/industrial use.

  Downturn in the Residential Real Estate Market

        Weakness in the residential real estate market may adversely affect Griffin Land's real estate development activities, including delaying the development and/or sale of Griffin Land's undeveloped land intended for residential use.

  Risks Associated with Concentration of Real Estate Holdings

        Griffin Land's real estate operations are concentrated primarily in the Hartford, Connecticut area, with additional operations in the Lehigh Valley of Pennsylvania. Adverse changes in the local economies, state or local governmental regulations or real estate markets could impact Griffin Land's real estate operations, including the market's ability to absorb newly constructed space, Griffin Land's ability to retenant vacant space and have an adverse effect on rental rates.

        Griffin Land's real estate operations compete with other properties in the areas where it operates. The construction of new facilities by competitors would increase capacity in the marketplace, and an increase in the amount of vacancies in competitors' properties and negative absorption of space could result in Griffin Land experiencing longer times to lease vacant space, eroding lease rates or hindering renewals by existing tenants.

  Risks Associated with Entering New Real Estate Markets

        In fiscal 2010, Griffin Land acquired a fully-leased 120,000 square foot industrial building in Breinigsville, Pennsylvania and a 51 acre parcel of undeveloped land in Lower Nazareth, Pennsylvania, known as Lehigh Valley Tradeport. In fiscal 2012, Griffin Land built, on speculation, a 228,000 square foot industrial building on a portion of Lehigh Valley Tradeport and in the fiscal 2013 fourth quarter, Griffin Land started construction on a 303,000 square foot industrial building in Lehigh Valley Tradeport. On December 28, 2012, Griffin Land completed the acquisition of approximately 49 acres of undeveloped land in Hanover Township, Pennsylvania. These acquisitions were Griffin Land's first purchases of properties outside of the Hartford, Connecticut market where Griffin Land's core real estate holdings are located. Griffin Land expects to continue to seek to acquire properties outside of the Hartford, Connecticut market. Operating in a real estate market that is new for Griffin Land creates additional risks and uncertainties to Griffin's operations.

  Potential Environmental Liabilities

        Griffin Land has extensive land holdings in Connecticut and Massachusetts, and, in fiscal 2010 began acquiring properties in the Lehigh Valley of Pennsylvania. Under federal, state and local environmental laws, ordinances and regulations, Griffin Land may be required to investigate and clean up the effects of releases of hazardous substances or petroleum products at its properties because of its current or past ownership or operation of the real estate. If previously unidentified environmental problems arise, Griffin Land may have to make substantial payments, which could adversely affect its cash flow. As an owner or operator of properties, Griffin Land may have to pay for property damage and for investigation and clean-up costs incurred in connection with a contamination. The law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Changes in environmental regulations may impact the development potential of Griffin Land's undeveloped land or could increase operating costs due to the cost of complying with new regulations.

  Governmental Regulations

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

  Risks Associated with the Cost of Raw Materials and Energy Costs

        Griffin Land's construction activities could be adversely affected by increases in raw materials or energy costs. As petroleum and other energy costs increase, products used in the construction of Griffin Land's facilities, such as steel, masonry, asphalt, cement and building products may increase. An increase in the cost of building new facilities could negatively impact Griffin Land's future operating results through increased depreciation expense. An increase in construction costs would also require increased investment in Griffin Land's real estate assets, which may lower the return on investment in new facilities in the real estate business. An increase in energy costs could increase Griffin's building operating expenses and thereby lower Griffin Land's operating results.

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

  The Concentrated Ownership of Griffin Common Stock by Members of the Cullman and Ernst Families

        Members of the Cullman and Ernst families (the "Cullman and Ernst Group"), which include David M. Danziger, a director of Griffin, Frederick M. Danziger, Griffin's Chairman and Chief Executive Officer, Michael S. Gamzon, Griffin's President and Chief Operating Officer and John J. Kirby, Jr., a director of Griffin who is married to a member of the Cullman family, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 46.6% of the outstanding common stock of Griffin as of November 30, 2013. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin's corporate and management policies and may limit other Griffin stockholders' ability to influence Griffin's corporate and management policies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2.    PROPERTIES.

Land Holdings

        Griffin is a major landholder in the state of Connecticut, owning approximately 3,015 acres. Griffin also owns approximately 416 acres of land in Massachusetts, approximately 117 acres of land in Pennsylvania and approximately 1,066 acres in northern Florida. At November 30, 2013, the book value of land holdings owned by Griffin was approximately $30.2 million. Griffin believes the fair market value of such land is substantially in excess of its book value.

        Listings of the locations of Griffin's land holdings, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut and Breinigsville, Lower Nazareth Township and Hanover Township, Pennsylvania have been developed, are as follows:

Land Holdings

Location	Land Area
	(in acres)
Connecticut
Bloomfield	320
East Granby	554	(a)
East Windsor	115
Granby	339	(a)
Simsbury	795
Suffield	74
Windsor	818
Florida
Quincy	1,066	(b)
Massachusetts
Southwick	416
Pennsylvania
Lower Nazareth Township	51
Hanover Township	49
Breinigsville	17

(a)
Includes approximately 424 acres of land in East Granby and 305 acres of land in Granby that were used by Imperial in its growing operation. Effective January 9, 2014, most of such acreage is leased to Monrovia under the Imperial Lease.

(b)
The acreage in Florida was used in Imperial's landscape nursery business prior to fiscal 2009. Imperial shut down that facility in fiscal 2009 and now leases that facility to another nursery grower. That lease agreement includes an option for the tenant to purchase the Florida farm.

Developed Properties

        As of November 30, 2013, Griffin Land owned thirty buildings, comprised of seventeen industrial/warehouse buildings, twelve office/flex buildings and a small restaurant building. A listing of those facilities is as follows:

Griffin Center
1985 Blue Hills Avenue, Windsor, CT*	Flex building	165,000 sq. ft.
5 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
7 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
21 Griffin Road North, Windsor, CT*	Office building	48,300 sq. ft.
1936 Blue Hills Avenue, Windsor, CT	Restaurant building	7,200 sq. ft.

Griffin Center South
29 - 35 Griffin Road South, Bloomfield, CT*	Flex building	57,500 sq. ft.
55 Griffin Road South, Bloomfield, CT*	Office/flex building	40,300 sq. ft.
340 West Newberry Road, Bloomfield, CT*	Office/flex building	39,000 sq. ft.
206 West Newberry Road, Bloomfield, CT*	Office/flex building	23,300 sq. ft.
204 West Newberry Road, Bloomfield, CT*	Office/flex building	22,300 sq. ft.
210 West Newberry Road, Bloomfield, CT*	Warehouse building	18,400 sq. ft.
330 West Newberry Road, Bloomfield, CT*	Office/flex building	11,900 sq. ft.
310 West Newberry Road, Bloomfield, CT*	Office/flex building	11,400 sq. ft.
320 West Newberry Road, Bloomfield, CT*	Office/flex building	11,100 sq. ft.

New England Tradeport
100 International Drive, Windsor, CT*	Industrial building	304,200 sq. ft.
755 Rainbow Road, Windsor, CT	Industrial building	148,500 sq. ft.
758 Rainbow Road, Windsor, CT*	Industrial building	137,000 sq. ft.
754 Rainbow Road, Windsor, CT*	Industrial building	136,900 sq. ft.
759 Rainbow Road, Windsor, CT	Industrial building	126,900 sq. ft.
75 International Drive, Windsor, CT*	Industrial building	117,000 sq. ft.
20 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
40 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
35 International Drive, Windsor, CT	Industrial building	97,600 sq. ft.
16 International Drive, East Granby, CT*	Industrial building	58,400 sq. ft.
25 International Drive, Windsor, CT*	Industrial building	57,200 sq. ft.
15 International Drive, East Granby, CT*	Industrial building	41,600 sq. ft.
14 International Drive, East Granby, CT*	Industrial building	40,100 sq. ft.

Lehigh Valley and Other Properties
4275 Fritch Drive, Lower Nazareth, PA*	Industrial building	228,000 sq. ft.
871 Nestle Way, Breinigsville, PA*	Industrial building	119,900 sq. ft.
1370 Blue Hills Avenue, Bloomfield, CT	Industrial building	30,700 sq. ft.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on The NASDAQ Stock Market LLC:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2013	$30.56	$25.05	$30.60	$27.90	$32.59	$27.06	$33.00	$30.30
2012	$28.99	$24.86	$27.58	$23.40	$29.16	$23.77	$33.73	$24.30

        On February 5, 2014, the number of record holders of common stock of Griffin was approximately 214, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on The NASDAQ Stock Market LLC on such date was $27.36 per share.

Dividend Policy

        In fiscal 2011, Griffin declared quarterly cash dividends of $0.10 per share. In the fourth quarter of fiscal 2011, Griffin's Board of Directors decided to change Griffin's dividend policy for succeeding years. Beginning in fiscal 2012, rather than continuing to pay a quarterly dividend, Griffin intends to consider the payment of an annual dividend at the end of its fiscal year. This change permits the Board to evaluate better both Griffin's prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend. In fiscal 2012 and fiscal 2013, Griffin declared an annual dividend of $0.20 per share in each year.

 Stock Performance Graph

        The following graph compares the total percentage changes in the cumulative total stockholder return (assuming the reinvestment of dividends) on Griffin's Common Stock with the cumulative total return of the Russell 2000 Index from November 29, 2008 to November 30, 2013. It is assumed in the graph that the value of each investment was $100 at November 29, 2008. Griffin is not aware of any other company that substantially participated in both the landscape nursery and real estate businesses during that period, and would therefore be suitable for comparison to Griffin as a "peer issuer" within Griffin's lines of business.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth selected statement of operations data for fiscal years 2009 through 2013 and balance sheet data as of the end of each fiscal year. The selected statement of operations data for fiscal 2011, fiscal 2012 and fiscal 2013 and the selected balance sheet data for fiscal 2012 and fiscal 2013 are derived from the audited consolidated financial statements included in Item 8 of this report. The selected statement of operations data for fiscal 2009 and fiscal 2010 and the balance sheet data for fiscal 2009, fiscal 2010 and fiscal 2011 were derived from the audited consolidated financial statements for those years.

	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$25,526	$24,215	$22,657	$18,386	$15,686
Operating income (loss)	2,436	3,386	2,366	(1,949)	(3,715)
Income (loss) from continuing operations	1,910	196	(1,308)	(3,730)	(4,520)
Loss (income) from discontinued operations(1)	(7,731)	770	(1,166)	(757)	(993)
Net (loss) income	(5,821)	966	(2,474)	(4,487)	(5,513)
Basic income (loss) per share from continuing operations	0.37	0.04	(0.25)	(0.73)	(0.89)
Basic (loss) income per share from discontinued operations(1)	(1.50)	0.15	(0.23)	(0.15)	(0.20)
Basic net (loss) income per share	(1.13)	0.19	(0.48)	(0.88)	(1.09)
Diluted income (loss) per share from continuing operations	0.37	0.04	(0.25)	(0.73)	(0.89)
Diluted(loss) income per share from discontinued operations(1)	(1.50)	0.15	(0.23)	(0.15)	(0.20)
Diluted net (loss) income per share	(1.13)	0.19	(0.48)	(0.88)	(1.09)
Balance Sheet Data:
Total assets	184,727	180,114	176,675	183,151	188,736
Working capital	13,176	19,807	21,439	24,400	35,533
Long-term debt (including current portion)	66,793	59,561	61,181	63,037	62,598
Stockholders' equity	98,115	104,146	103,305	109,067	114,746
Cash dividends declared per common share	0.20	0.20	0.40	0.40	0.40

(1)
In all years presented reflects the results from the growing operations of the landscape nursery business. Fiscal 2009 through fiscal 2012, also reflects the results from the operations of the 308,000 square foot warehouse facility in Manchester, Connecticut. Fiscal 2012 results of discontinued operations also include the gain on the sale of the Manchester warehouse, which closed in the fiscal 2012 first quarter.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        The consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") reflect Griffin's real estate business which is conducted through its wholly-owned subsidiary, Griffin Land, LLC ("Griffin Land"), and Griffin's wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"). Imperial's growing operations are reflected as a discontinued operation in Griffin's consolidated financial statements for all periods presented as a result of the sale (the "Imperial Sale") of Imperial's growing operations to Monrovia Connecticut, LLC ("Monrovia") and the lease of Imperial's Connecticut farm to Monrovia (the "Imperial Lease", and together with the Imperial Sale the "Imperial Transaction") that became effective January 8, 2014. In addition to the growing operations of Imperial, Griffin's results of discontinued operations also include the operating results and gain on the sale of the warehouse building that was owned by Griffin Land and sold in fiscal 2012.

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

          Inventories:    In applying the principle of the lower of cost or fair value using the average cost method for nursery stock, management may need to estimate the future recoverability of certain parts of the inventory that have not matured as planned. As of November 30, 2013, the fair value was the net realizable value based on the terms of the Imperial Sale.

          Investments:    Griffin classifies its investments in equity securities that have readily determinable fair values as either available-for-sale or trading securities, based upon management's intent regarding each security. If there is a decline in fair value of available-for-sale securities, Griffin evaluates whether such decline is other than temporary, and if the decline is deemed to be other than temporary, Griffin would record the decline in its consolidated statement of operations.

          Income taxes:    In accounting for income taxes under Financial Accounting Standards Board ("FASB") ASC 740, "Income Taxes," management estimates future taxable income from operations, the sale of appreciated assets, the remaining years before the expiration of loss credit carryforwards, future reversals of existing temporary differences and tax planning strategies in determining if it is more likely than not that Griffin will realize the benefits of its deferred tax assets.

          Impairment of long-lived assets:    Griffin reviews annually, as well as when conditions may indicate, its long-lived assets to determine if there are any indications of impairment, such as a prolonged vacancy in one of Griffin Land's rental properties. If indications of impairment are present, Griffin evaluates the carrying value of the assets in relation to undiscounted cash flows or the estimated fair value of the underlying assets. In connection with Griffin's real estate business, development costs that have been capitalized are reviewed periodically for future recoverability.

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

Summary

        In fiscal 2013, Griffin incurred a net loss of approximately $5.8 million as compared to net income of approximately $1.0 million in fiscal 2012. The net loss in fiscal 2013 as compared to net income in fiscal 2012 reflects a significant loss from discontinued operations partially offset by improved results from Griffin's continuing operations. Griffin incurred a loss from discontinued operations of approximately $7.7 million in fiscal 2013 as compared to income from discontinued operations of approximately $0.8 million in fiscal 2012. Griffin's income from continuing operations increased from approximately $0.2 million in fiscal 2012 to approximately $1.9 million in fiscal 2013.

        The increase of approximately $1.7 million in income from continuing operations in fiscal 2013 as compared to fiscal 2012 is principally due to gains in fiscal 2013 from the sale of Griffin's investment in Shemin Nurseries Holding Corp. ("SNHC") and from the sale of a portion of the common stock of Centaur Media plc ("Centaur") of approximately $3.4 million and approximately $1.1 million, respectively. The gains on the sale of these investments in fiscal 2013 were partially offset by a decrease in operating income of approximately $0.9 million in fiscal 2013 as compared to fiscal 2012. The lower operating income principally reflects a lower gain on property sales and higher general and administrative expenses in fiscal 2013 as compared to fiscal 2012, partially offset by higher profit from leasing operations in fiscal 2013 as compared to fiscal 2012.

        Griffin's discontinued operations in fiscal 2013 reflect the results of the growing operations of Imperial's landscape nursery business. The results from discontinued operations in fiscal 2012 and fiscal 2011 reflect Imperial's landscape nursery growing operations along with the results of operations and gain on the sale of Griffin Land's 308,000 square foot warehouse building (the "Manchester Warehouse") that was sold in January 2012. The loss from discontinued operations in fiscal 2013 as compared to income from discontinued operations in fiscal 2012 reflects a pretax charge of $10.4 million in fiscal 2013 to reduce the carrying value of Imperial's inventories to fair value, which is the net realizable value based on the terms of the Imperial Sale. Income from discontinued operations in fiscal 2012 includes a gain from the sale of the Manchester Warehouse that was sold in the fiscal 2012 first quarter partially offset by a loss from Imperial's landscape nursery business. The Manchester

Warehouse was sold for cash proceeds of $16.0 million and a gain, before taxes, of approximately $2.9 million. Griffin Land had an operating profit from the Manchester Warehouse of approximately $0.2 million, before taxes, in fiscal 2012 prior to its sale.

Results of Operations

  Fiscal 2013 Compared to Fiscal 2012

        Griffin's revenue increased from approximately $24.2 million in fiscal 2012 to approximately $25.5 million in fiscal 2013, reflecting an increase of approximately $1.6 million in rental revenue in fiscal 2013 as compared to fiscal 2012, partially offset by a decrease of approximately $0.3 million of revenue from property sales in fiscal 2013 as compared to fiscal 2012. The increase in rental revenue in fiscal 2013 as compared to fiscal 2012 is almost entirely due to higher occupancy in Griffin Land's rental properties in fiscal 2013 as compared to fiscal 2012. The net increase in rental revenue principally reflects: (a) an increase of approximately $2.1 million of rental revenue in fiscal 2013 due to leasing previously vacant space in buildings that were in service the entire year in both fiscal 2013 and fiscal 2012; and (b) an increase of approximately $0.5 million of rental revenue in fiscal 2013 from the commencement of a full building lease of the Lehigh Valley industrial building that was completed at the end of the fiscal 2012 third quarter; partially offset by (c) a decrease of approximately $0.9 million in rental revenue from leases that expired and were not renewed or terminated early.

        A summary of the square footage of Griffin Land's real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of December 1, 2012	2,460,000	1,822,000	74%
As of November 30, 2013	2,460,000	1,939,000	79%

        The increase in square footage leased as of November 30, 2013, as compared to December 1, 2012, reflects a new full building lease in fiscal 2013 for the approximately 228,000 square foot Lehigh Valley industrial building and the leasing of several other previously vacant spaces aggregating approximately 81,000 square feet (approximately 50,000 square feet of office/flex space and approximately 31,000 square feet of industrial/warehouse space) in fiscal 2013, partially offset by leases aggregating approximately 192,000 square feet that expired in fiscal 2013 and were not renewed or terminated early. The greater Hartford industrial market had been slow in recent years, but experienced some recovery in 2012 and 2013. Market activity for office/flex space in the north submarket of Hartford was slow in 2013, with overall vacancy, availability and asking rates remaining relatively flat. Griffin Land believes that it has been able to secure new leases for office/flex space because of its reputation as a stable, well capitalized company that maintains its properties to a high standard, meets its obligations and is able to deliver space to tenants timely and in accordance with the tenant's requirements and budget.

        Revenue from property sales decreased from approximately $5.8 million in fiscal 2012 to approximately $5.5 million in fiscal 2013. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business. Property sales in fiscal 2013 include the closing of the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the "Windsor Land Sale") for cash proceeds of approximately $9.0 million (before transaction expenses) in the fiscal 2013 fourth quarter. Griffin Land is required, under the terms of the Windsor Land Sale, to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin Land's continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method, under which the revenue and the gain on sale are recognized as the total costs related to the property sale are incurred. In fiscal 2013, Griffin Land recognized approximately $2.7 million of revenue from the Windsor Land Sale. The balance of the revenue from the Windsor Land Sale will be recognized as the costs of the required roadway construction are incurred, which is expected to be mostly in fiscal 2014. In addition to the revenue from the Windsor Land Sale, revenue from property sales in fiscal 2013 also included the recognition of approximately $2.3 million of previously deferred revenue from the sale of approximately 93 acres of undeveloped land in New England Tradeport ("Tradeport"), Griffin Land's industrial park in Windsor and East Granby, Connecticut, to Dollar Tree Distribution, Inc. (the "Dollar Tree Sale") that closed in fiscal 2012. As Griffin Land was required, under the terms of the Dollar Tree Sale, to construct a sewer line to service the property sold, Griffin Land accounted for the Dollar Tree Sale under the percentage of completion method. In addition to the recognition of previously deferred revenue on the Dollar Tree Sale, Griffin Land reported approximately $0.2 million of additional revenue from the Dollar Tree Sale in fiscal 2013 and also had a total of approximately $0.3 million of revenue from two smaller land sales. Property sales revenue in fiscal 2012 principally included the recognition of approximately $4.7 million of revenue from the Dollar Tree Sale and approximately $1.0 million of revenue from the sale of approximately 14 acres of undeveloped land in Windsor for cash.

        Operating expenses of rental properties increased from approximately $6.7 million in fiscal 2012 to approximately $7.5 million in fiscal 2013. The increase of approximately $0.8 million in operating expenses of rental properties principally reflects an increase of approximately $0.3 million of snow removal expenses and increases of approximately $0.1 million in both real estate taxes on rental properties and repair and maintenance expenses. The increase in snow removal expenses reflects the effect of the relatively mild winter weather in fiscal 2012, when there was a minimal amount of snowfall, as compared to a higher amount of snowfall in fiscal 2013.

        Depreciation and amortization expense increased from approximately $6.3 million in fiscal 2012 to approximately $6.7 million in fiscal 2013. The increase in depreciation and amortization expense of approximately $0.4 million in fiscal 2013 as compared to fiscal 2012 was due principally to an increase of approximately $0.3 million in fiscal 2013 on the 228,000 square foot Lehigh Valley industrial building that was completed and placed in service at the end of the fiscal 2012 third quarter, an increase of approximately $0.1 million related to new tenant improvements in several of Griffin Land's buildings and an increase of approximately $0.1 million in fiscal 2013 from accelerating depreciation on tenant improvements as a result of a tenant exercising its early lease termination option effective at the end of the fiscal 2013 third quarter. These increases in depreciation expense were partially offset by a decrease in depreciation expense of approximately $0.1 million in fiscal 2013 from certain tenant improvements becoming fully depreciated.

        Griffin's general and administrative expenses include both expenses that had previously been reflected as general corporate expense when Griffin's continuing operations included both the real estate and landscape nursery businesses and general and administrative expenses of Griffin Land. Griffin's general and administrative expenses increased from approximately $6.8 million in fiscal 2012 to approximately $7.8 million in fiscal 2013. The increase of approximately $1.0 million in general and administrative expenses principally reflects an increase of approximately $0.5 million in expenses related to Griffin's non-qualified deferred compensation plan, an increase of approximately $0.2 million in real estate taxes on undeveloped land and smaller increases in other general and administrative expenses that aggregate to approximately $0.3 million. The higher expenses of the non-qualified deferred compensation plan reflect the effect on participant balances of higher stock market performance in fiscal 2013 as compared to fiscal 2012.

        In fiscal 2013, the sale of Griffin's investment in SNHC was completed, with Griffin receiving cash proceeds of approximately $3.4 million. Because of the low carrying cost of its investment in SNHC, Griffin's gain on sale was approximately $3.4 million, essentially equal to the cash proceeds received. Also in fiscal 2013, Griffin sold 2,824,688 shares of its common stock of Centaur Media for cash proceeds of approximately $2.5 million. Griffin's gain from the sale of its Centaur Media common stock in fiscal 2013 was approximately $1.1 million. After the sales of Centaur Media common stock, Griffin owned 2,452,462 shares of Centaur Media common stock as of November 30, 2013. There were no sales of investments in fiscal 2012, however; fiscal 2012 did include investment income of approximately $0.6 million principally from a cash distribution from SNHC.

        Griffin's interest expense increased from approximately $3.5 million in fiscal 2012 to approximately $3.8 million in fiscal 2013, principally due to approximately $0.6 million of interest being capitalized in fiscal 2012 as compared to only approximately $0.1 million of interest capitalized in fiscal 2013 and interest expense of approximately $0.1 million on a new nonrecourse mortgage loan entered into in fiscal 2013 on the new Lehigh Valley industrial building that became fully leased in fiscal 2013. Partially offsetting these increases was a decrease in interest expense of approximately $0.2 million in fiscal 2013 as compared to fiscal 2012 due to lower interest rates on mortgage loans with Webster Bank and First Niagara Bank that were refinanced in the fiscal 2012 fourth quarter and fiscal 2013 second quarter, respectively. Interest capitalized in fiscal 2012 was on the construction projects ongoing during that year, principally the Lehigh Valley industrial building that was built by Griffin Land.

        In fiscal 2013, Griffin incurred a loss on debt extinguishment of approximately $0.3 million, related to a loan modification agreement on a mortgage loan with First Niagara Bank due in January 2020 (the "2020 First Niagara Mortgage"). On April 1, 2013, Griffin Land and First Niagara Bank entered into an agreement that reduced the interest rate on the 2020 First Niagara Mortgage from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. Because the difference between the present value of the future payments under the existing loan was greater than 10% of the present value of the payments under the modified loan, the loan modification was accounted for as a debt extinguishment. As such, all deferred costs related to the existing 2020 First Niagara Mortgage (approximately $0.2 million) and the fee paid to First Niagara Bank for the loan modification (approximately $0.1 million) are reflected as a loss on debt extinguishment. Concurrent with that agreement, Griffin also entered into an interest rate swap agreement with First Niagara Bank to fix the interest rate on the 2020 First Niagara Mortgage at 3.91% for the remainder of the loan term.

        Griffin's effective tax rate was 34.2% in fiscal 2013 as compared to an effective tax rate of 57.9% in fiscal 2012. The lower effective tax rate in fiscal 2013 as compared to fiscal 2012 reflects the impact of permanent differences between pretax income for book purposes and tax purposes being greater in fiscal 2012 than fiscal 2013 due to the lower amount of pretax income in fiscal 2012 as compared to fiscal 2013.

        The loss from discontinued operations, net of tax, of approximately $7.7 million in fiscal 2013, is entirely from the growing operations of the landscape nursery business. The income from discontinued operations, net of tax, of approximately $0.7 million in fiscal 2012 principally reflected the gain, net of tax, of approximately $1.5 million on the sale of the Manchester Warehouse and income from operations, net of tax, before the Manchester Warehouse was sold, partially offset by a loss, net of tax, from the growing operations of the landscape nursery business of approximately $0.9 million. The higher loss from the growing operations of the landscape nursery business in fiscal 2013 as compared to fiscal 2012 principally reflects a pretax charge of $10.4 million incurred in fiscal 2013 to reduce inventory that will be sold in the Imperial Sale to fair value, which is the net realizable value based on the terms of the Imperial Sale.

Fiscal 2012 Compared to Fiscal 2011

        Griffin's revenue increased from approximately $22.7 million in fiscal 2011 to approximately $24.2 million in fiscal 2012, reflecting an increase of approximately $1.8 million in revenue from property sales in fiscal 2012 as compared to fiscal 2011 partially offset by a decrease of approximately $0.2 million in rental revenue in fiscal 2012 as compared to fiscal 2011.

        The net decrease of approximately $0.2 million in rental revenue principally reflects: (a) a decrease of approximately $0.6 million of rental revenue in fiscal 2012 as compared to fiscal 2011 from leases that expired and were not renewed; and (b) a decrease of approximately $0.2 million of rental revenue in fiscal 2012 as compared to fiscal 2011 from lower billings for common area maintenance charges to tenants; partially offset by (c) an increase of approximately $0.5 million of rental revenue from space under lease in fiscal 2012 that was vacant in fiscal 2011; and (d) an increase of approximately $0.1 million of rental revenue related to agreements with tenants to terminate leases earlier than scheduled.

        A summary of the square footage of Griffin Land's real estate portfolio, excluding the 308,000 square foot warehouse in Manchester, Connecticut that was sold in the fiscal 2012 first quarter and is accounted for as a discontinued operation in Griffin's consolidated statements of operations in both fiscal 2012 and fiscal 2011, is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of December 3, 2011	2,232,000	1,736,000	78%
As of December 1, 2012	2,460,000	1,822,000	74%

        The increase in total square footage of Griffin Land's real estate portfolio in fiscal 2012 reflected the construction, on speculation, of a 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania in fiscal 2012. Excluding the new industrial building in the Lehigh Valley that was not leased as of December 1, 2012, Griffin Land's percentage of space leased as of December 1, 2012 would have been 82%. The increase in square footage leased in fiscal 2012 reflects several new leases aggregating approximately 183,000 square feet entered into during fiscal 2012, partially offset by leases aggregating approximately 98,000 square feet that expired and were not renewed or terminated early. Approximately 151,000 square feet of the new leasing in fiscal 2012 was industrial space, including a three-year full building lease for approximately 127,000 square feet of industrial space in one of Griffin Land's New England Tradeport buildings. In connection with this full building lease, Griffin Land entered into a lease termination agreement with an existing tenant that had leased approximately 42,000 square feet in that building, but had previously vacated its space and was seeking to sublease. In fiscal 2012, Griffin Land also renewed and extended several leases aggregating approximately 157,000 square feet, approximately 56% of which was industrial space, with the balance being office/flex space. Also, in fiscal 2012, Griffin Land received notice that a tenant was exercising an option to terminate its lease for approximately19,000 square feet in one of Griffin Land's flex buildings in Griffin Center South effective August 31, 2013, two years earlier than the scheduled lease expiration.

        Property sales revenue in fiscal 2012 included the recognition of approximately $4.7 million of revenue from the Dollar Tree Sale, which is being accounted for under the percentage of completion method, and approximately $1.0 million from the sale of approximately 14 acres of undeveloped land in Windsor for cash. Property sales in fiscal 2011 reflected approximately $3.0 million from the sale of approximately 165 acres of undeveloped land in Suffield and Granby, Connecticut and two smaller sales of undeveloped land for a total of approximately $1.0 million. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business.

        Operating expenses of rental properties decreased from approximately $7.2 million in fiscal 2011 to approximately $6.7 million in fiscal 2012. The decrease of approximately $0.5 million in operating expenses of rental properties principally reflected a decrease in snow removal expenses due to the relatively mild winter weather in fiscal 2012 as compared to the more severe winter weather in fiscal 2011.

        Depreciation and amortization expense of approximately $6.3 million in fiscal 2012 was essentially unchanged from fiscal 2011, as depreciation expense of approximately $0.1 million on the 228,000 square foot Lehigh Valley industrial building that was completed and placed in service at the end of the 2012 third quarter and an increase in depreciation expense of approximately $0.1 million related to new tenant improvements in several of Griffin Land's buildings were offset by a decrease in depreciation expense from certain tenant improvements becoming fully depreciated.

        Griffin's general and administrative expenses were approximately $6.8 million in both fiscal 2012 and fiscal 2011. An increase of approximately $0.1 million in expenses related to Griffin's non-qualified deferred compensation plan in fiscal 2012 as compared to fiscal 2011 was offset by a net decrease of approximately $0.1 million in other general and administrative expenses.

        Griffin's interest expense decreased from approximately $4.2 million in fiscal 2011 to approximately $3.5 million in fiscal 2012. The decrease of approximately $0.7 million principally reflects approximately $0.6 million of interest capitalized in fiscal 2012 as compared to approximately $0.1 million of interest capitalized in fiscal 2011. Interest capitalized in fiscal 2012 was on the construction projects ongoing during that year, principally the Lehigh Valley industrial building that was being built by Griffin Land. Griffin's average outstanding debt in fiscal 2012 was approximately $60.3 million as compared to approximately $62.2 million in fiscal 2011, reflecting principal payments made on Griffin's nonrecourse mortgages in fiscal 2012.

        Griffin's effective tax rate was 57.9% in fiscal 2012 as compared to an effective tax rate of 17.8% in fiscal 2011. The higher effective tax rate in fiscal 2012 as compared to fiscal 2011 reflects: (a) the impact of permanent differences between book income and taxable income in fiscal 2012 being greater because of the relatively small amount of pretax income in fiscal 2012; and (b) the effect in fiscal 2011 of adjustments to certain state deferred tax assets as a result of changes in the apportionment rates of Griffin's taxable income to the different jurisdictions in which Griffin operated.

        The income from discontinued operations of approximately $0.8 million in fiscal 2012 principally reflected a gain of approximately $1.5 million, net of tax, on the sale of the Manchester Warehouse and income from operations of approximately $0.1 million, net of tax, before the Manchester Warehouse was sold in fiscal 2012, partially offset by a loss of approximately $0.9 million, net of tax, from the growing operations of the landscape nursery business. The loss, net of tax, from discontinued operations of approximately $1.2 million in fiscal 2011 reflected a loss of approximately $1.7 million, net of tax, from the growing operations the landscape nursery business partially offset by income from operations of approximately $0.5 million, net of tax, of the Manchester Warehouse.

Off Balance Sheet Arrangements

        Griffin does not have any off balance sheet arrangements.

Liquidity and Capital Resources

        Net cash used in operating activities was approximately $0.6 million in fiscal 2013 as compared to net cash provided by operating activities of approximately $1.9 million in fiscal 2012, principally reflecting a decrease of approximately $1.1 million from the net loss in fiscal 2013 as compared to net income in fiscal 2012 after factoring in the adjustments to reconcile net (loss) income to net cash used in or provided by operating activities, and approximately $1.4 million more cash used in operating activities as a result of changes in assets and liabilities in fiscal 2013 as compared to fiscal 2012. The increase in cash used as a result of changes in assets and liabilities principally reflects the timing of cash receipts and payments, including other current assets remaining essentially unchanged in fiscal 2013 as compared to a reduction in other current assets of approximately $1.4 million in fiscal 2012. The change in other current assets principally reflects fiscal 2012 including cash proceeds of approximately $0.7 million from the collection of a note receivable related to a land sale several years earlier and cash proceeds of approximately $0.5 million collected in fiscal 2012 from an insurance claim that was settled in fiscal 2011.

        Net cash used in investing activities was approximately $1.2 million in fiscal 2013 as compared to net cash provided by investing activities of approximately $3.0 million in fiscal 2012. The net cash used in investing activities in fiscal 2013 principally reflects approximately $13.5 million of cash used for additions to real estate assets, a net of approximately $2.8 million of cash deposited in escrow and approximately $0.1 million of cash used for additions to property and equipment, offset by approximately $9.4 million of proceeds from property sales, approximately $3.4 million of proceeds from the sale of SNHC and approximately $2.5 million of proceeds from the sale of Centaur Media common stock. The cash deposited into escrow reflects the approximately $8.9 million of proceeds from the Windsor Land Sale that were placed in escrow for a potential Section 1031 like-kind exchange and approximately $0.9 million of cash deposited in escrow that will be used for a portion of the road construction related to the Windsor Land Sale, offset by approximately $6.9 million of cash that was returned from escrow from the Dollar Tree Sale. The funds returned from escrow from the Dollar Tree Sale were used for the acquisition of undeveloped land in the Lehigh Valley of Pennsylvania (see below). In addition to the acquisition of undeveloped land in fiscal 2013, Griffin Land's additions to its real estate assets included approximately $2.9 million for tenant improvements related to new leases, approximately $1.4 million towards construction of a 303,000 square foot industrial building in the Lehigh Valley and approximately $0.8 million of expenditures for the construction of the sewer line related to the Dollar Tree Sale. The Lehigh Valley building under construction is expected to be completed in the fiscal 2014 second quarter, and a total of approximately $8.1 million is expected to be spent in fiscal 2014 to complete construction of this facility. In fiscal 2013, Griffin had approximately $0.1 million of additions to property and equipment, mostly for purchases of equipment at both Imperial and Griffin Land.

        The 49 acre parcel of undeveloped land acquired in fiscal 2013 will support the development of two industrial buildings totaling approximately 530,000 square feet. Griffin Land has recently received final approvals for such development plans.

        Net cash provided by investing activities of approximately $3.0 million in fiscal 2012 reflected net cash proceeds of approximately $23.4 million from property sales, which included approximately $15.5 million from the sale of the Manchester Warehouse and approximately $6.9 million from the Dollar Tree Sale. The proceeds from the Dollar Tree Sale were placed in escrow to acquire a replacement property as part of a Section 1031 like-kind exchange, which was completed in fiscal 2013 with the acquisition of the land parcel in the Lehigh Valley (see above). Also in fiscal 2012, Griffin received cash of approximately $0.7 million from SNHC, approximately $0.4 million of which was reflected as dividend income and included in operating activities with the remaining balance of approximately $0.3 million reflected as a return of capital and included in investing activities. Partially offsetting the cash received from property sales and the return of capital from SNHC was approximately $13.2 million of additions to real estate assets, principally for Griffin Land's construction, on speculation, of the 228,000 square foot industrial building on an undeveloped land parcel (known as Lehigh Valley Tradeport) in the Lehigh Valley of Pennsylvania that was acquired in 2010 and the site work for the second industrial building to be built in Lehigh Valley Tradeport. Griffin Land started construction of the second Lehigh Valley Tradeport industrial building in the fiscal 2013 fourth quarter (see above). In fiscal 2012 Griffin also had approximately $0.2 million of additions to property and equipment, mostly for purchases of equipment at Griffin Land and Imperial.

        Net cash provided by financing activities was approximately $5.7 million in fiscal 2013 as compared to net cash of approximately $2.2 million used in financing activities in fiscal 2012. The net cash provided by financing activities in fiscal 2013 reflects proceeds of $9.1 million from a new nonrecourse mortgage loan that closed in fiscal 2013 (see below) and cash of approximately $0.1 million received from the exercise of stock options. These were partially offset by approximately $1.9 million for payments of principal on Griffin Land's nonrecourse mortgages, a dividend payment of approximately $1.0 million for the dividend on Griffin's common stock that was declared in the fiscal 2012 fourth quarter and paid in the fiscal 2013 first quarter, approximately $0.4 million of debt issuance costs related to a new revolving credit agreement (see below) and the new nonrecourse mortgage loan, both of which closed in fiscal 2013, and approximately $0.1 million related to the modification of a mortgage loan with First Niagara Bank (see below). Net cash used in financing activities in fiscal 2012 reflected approximately $1.7 million for payments of principal on Griffin Land's nonrecourse mortgages, approximately $0.5 million for the payment of dividends and approximately $0.1 million of debt issuance costs, partially offset by approximately $0.1 million received from the exercise of stock options in fiscal 2012.

        On April 1, 2013, Griffin Land entered into a loan modification agreement for its 5.25% nonrecourse mortgage loan with First Niagara Bank due in January 2020 (the "2020 First Niagara Mortgage"). The loan modification agreement changed the interest rate on the 2020 First Niagara Mortgage from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. The loan modification did not change the loan's collateral or maturity date. Griffin Land paid approximately $0.1 million for the loan modification, which included a fee paid to First Niagara and third party transaction costs. Concurrent with the loan modification, Griffin Land entered into an interest rate swap agreement with First Niagara Bank to fix the interest rate on the 2020 First Niagara Mortgage at 3.91% for the duration of the loan.

        On April 24, 2013, Griffin closed on a new $12.5 million revolving credit agreement with Webster Bank (the "Webster Credit Line"). The Webster Credit Line is for two years with an option for Griffin to extend the credit line for a third year. The Webster Credit Line replaced Griffin's $12.5 million credit line with Doral Bank (the "Doral Credit Line") that was scheduled to expire on May 1, 2013. Interest on the outstanding borrowings under the Webster Credit Line will be at the one month LIBOR rate plus 2.75%. Interest on outstanding borrowings under the Doral Credit Line was the higher of the prime rate plus 1.5% or 5.875%. The Webster Credit Line is collateralized by Griffin Land's properties in Griffin Center South, aggregating approximately 235,000 square feet and an approximately 48,000 square foot single-story office building in Griffin Center. These are the same properties that collateralized the Doral Credit Line. There were no borrowings under the Doral Credit Line in fiscal 2012 and fiscal 2013, and there have been no amounts borrowed under the Webster Credit Line as of the date of this Annual Report on Form 10-K.

        On August 28, 2013, a subsidiary of Griffin closed on a $9.1 million nonrecourse mortgage with First Niagara Bank (the "2023 First Niagara Mortgage"), collateralized by the 228,000 square foot Lehigh Valley industrial building that was constructed in fiscal 2012 and fully leased in fiscal 2013. Although this mortgage is nonrecourse, Griffin and its subsidiary entered into a master lease that is coterminous with the 2023 First Niagara Mortgage which would become effective if the full building tenant in that industrial building does not renew its five-year lease when it is scheduled to expire in fiscal 2018. The 2023 First Niagara Mortgage has a ten-year term with payments based on a twenty-five year amortization schedule. The interest rate for the 2023 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time Griffin closed on the First Niagara Mortgage, Griffin also entered into an interest rate swap agreement with First Niagara Bank for a notional principal amount of $9.1 million at inception to fix the interest rate on the 2023 First Niagara Mortgage at 4.79% for the term of the loan.

        Griffin expects to use substantially all of the proceeds from the 2023 First Niagara Mortgage for the construction, on speculation, of the approximately 303,000 square foot industrial building in the Lehigh Valley of Pennsylvania. Construction started in the fiscal 2013 fourth quarter with completion expected in the fiscal 2014 second quarter. This new building will be located in Lehigh Valley Tradeport on land contiguous to the 228,000 square foot industrial building that was built in fiscal 2012 and fully leased in fiscal 2013. Much of the site work for this new building was done in conjunction with the site work for the first building in Lehigh Valley Tradeport. Griffin Land expects to spend approximately $9.5 million on the construction of the shell of this new building.

        On January 8, 2014, Griffin and Imperial entered into the Purchase Agreement pursuant to which Imperial's inventory and certain of its assets were sold to Monrovia for approximately $840,000 in cash (subject to certain adjustments) and a non-interest bearing note receivable of $4.25 million, with payments of $2.75 million due on June 1, 2014 and $1.5 million due on June 1, 2015. The Promissory Note is secured by an irrevocable letter of credit. Concurrent with the entry into the Purchase Agreement, Imperial and River Bend Holdings, LLC, a wholly-owned subsidiary of Griffin, entered into the Imperial Lease with Monrovia, pursuant to which Monrovia agreed to lease Imperial's Connecticut production nursery for a ten-year period, with an option to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease grants Monrovia an option to purchase the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations during the first thirteen years of the lease period for $10.5 million, or $7.0 million if only a certain portion of the land is purchased, subject in each case to certain adjustments and provisions as provided for in the Imperial Lease.

        The landscape nursery business is highly seasonal, with sales peaking in the spring during Griffin's fiscal second quarter. As a result of the seasonality of the landscape nursery business, Griffin's working capital requirements would increase each spring as Imperial required seasonal working capital to fund its operations. Imperial would generate cash in the second half of the year, principally due to the collection of accounts receivable from its spring sales. The absence of the need to fund Imperial's seasonal working capital needs as a result of the Imperial Transaction is expected to result in smaller seasonal changes in Griffin's working capital requirements.

        Griffin's payments (including principal and interest) under contractual obligations as of November 30, 2013 are as follows:

	Total	Due Within One Year	Due From 1 - 3 Years	Due From 3 - 5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$82.5	$5.9	$29.8	$16.6	$30.2
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	—	0.1	—	—
Operating Lease Obligations	0.5	0.2	0.3		—
Purchase Obligations(1)	9.2	9.2	—	—	—
Other(2)	3.8	—	—	—	3.8

	$96.1	$15.3	$30.2	$16.6	$34.0

(1)
Includes obligations for the development of Griffin Land's properties, principally for construction of the new warehouse/industrial building in the Lehigh Valley.

(2)
Includes Griffin's deferred compensation plan and other postretirement benefit liabilities.

        In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of buildings on its undeveloped land, the construction of new roads as required under land sale agreements, expenditures to build out interiors of its buildings as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in New England or the mid-Atlantic states to expand the industrial/warehouse portion of Griffin Land's real estate business. Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of Griffin Land's currently vacant space there is leased.

        As of November 30, 2013, Griffin had cash and cash equivalents of approximately $14.2 million and proceeds held in escrow of approximately $8.9 million. Management believes that its cash and cash equivalents, funds held in escrow and borrowing capacity under the Webster Credit Line will be sufficient to meet Griffin's working capital requirements, the continued investment in Griffin's real estate assets and the payment of future dividends on its common stock, when and if declared by the Board of Directors. Griffin may also continue to seek other nonrecourse mortgage placements on its properties. Griffin Land's real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet that are not mortgaged.

Forward-Looking Information

        The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the expected timing and costs of the construction of the new industrial building in the Lehigh Valley, leasing of currently vacant space, construction and leasing of additional facilities in the real estate business, mortgage financing on Griffin Land's unleveraged properties and Griffin's anticipated future liquidity. The projected information disclosed herein is based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin.

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

        For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of November 30, 2013, Griffin had a total of approximately $38.6 million of variable rate debt outstanding, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rate on that debt. There were no other variable rate borrowings outstanding as of November 30, 2013.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin's cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.

        Griffin does not have foreign currency exposure in operations. However, Griffin does have an investment in a public company, Centaur Media plc, based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates involving the UK pound sterling. A 10% decrease in the foreign currency exchange rate at November 30, 2013 would have resulted in an approximately $0.2 million reduction of the fair value of that investment.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 30, 2013	Dec. 1, 2012
ASSETS
Current Assets
Cash and cash equivalents	$14,179	$10,181
Accounts receivable, less allowance of $134 and $128	1,409	1,846
Inventories, net (2013 subject to bulk sale, see Notes 2 and 4)	4,116	14,206
Deferred income taxes	4,231	525
Prepaid real estate taxes	1,486	1,376
Other current assets	2,165	2,188

Total current assets	27,586	30,322
Real estate assets, net	131,190	123,927
Proceeds held in escrow	8,860	6,934
Available for sale securities—Investment in Centaur Media plc	2,208	4,226
Property and equipment, net	1,950	2,125
Deferred income taxes	1,744	2,222
Real estate held for sale, net	1,104	1,186
Other assets	10,085	9,172

Total assets	$184,727	$180,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$2,101	$1,869
Accounts payable and accrued liabilities	4,808	4,904
Deferred revenue	7,501	3,742

Total current liabilities	14,410	10,515
Long-term debt	64,692	57,692
Other noncurrent liabilities	7,510	7,761

Total liabilities	86,612	75,968

Commitments and Contingencies (Note 16)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,534,687 and 5,527,911 shares issued, respectively, and 5,146,366 and 5,139,590 shares outstanding, respectively	55	55
Additional paid-in capital	107,603	107,056
Retained earnings	4,372	11,222
Accumulated other comprehensive loss, net of tax	(449)	(721)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)

Total stockholders' equity	98,115	104,146

Total liabilities and stockholders' equity	$184,727	$180,114

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Rental revenue	$20,053	$18,456	$18,657
Revenue from property sales	5,473	5,759	4,000

Total revenue	25,526	24,215	22,657

Operating expenses of rental properties	7,456	6,694	7,198
Depreciation and amortization expense	6,673	6,303	6,339
Costs related to property sales	1,171	989	458
General and administrative expenses	7,790	6,843	6,775
Gain on insurance recoveries	—	—	(479)

Total expenses	23,090	20,829	20,291

Operating income	2,436	3,386	2,366
Gain on sale of investment in Shemin Nurseries Holding Corp.	3,397	—	—
Gain on sale of common stock in Centaur Media plc	1,088	—	—
Interest expense	(3,848)	(3,533)	(4,167)
Loss on debt extinguishment	(286)	—	—
Investment income	115	613	210

Income (loss) before income tax provision	2,902	466	(1,591)
Income tax (provision) benefit	(992)	(270)	283

Income (loss) from continuing operations	1,910	196	(1,308)

Discontinued operations, net of tax:
Loss from landscape nursery business, net of tax	(7,731)	(877)	(1,689)
Income from warehouse building, net of tax	—	117	523
Gain on sale of warehouse building, net of tax	—	1,530	—

Total (loss) income from discontinued operations, net of tax	(7,731)	770	(1,166)

Net (loss) income	$(5,821)	$966	$(2,474)

Basic net (loss) income per common share:
Income (loss) from continuing operations	$0.37	$0.04	$(0.25)
(Loss) income from discontinued operations	(1.50)	0.15	(0.23)

Basic net (loss) income per common share	$(1.13)	$0.19	$(0.48)

Diluted net (loss) income per common share:
Income (loss) from continuing operations	$0.37	$0.04	$(0.25)
(Loss) income from discontinued operations	(1.50)	0.15	(0.23)

Diluted net (loss) income per common share	$(1.13)	$0.19	$(0.48)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Net (loss) income	$(5,821)	$966	$(2,474)
Other comprehensive income (loss), net of tax:
Increase (decrease) in fair value of Centaur Media plc	310	794	(1,362)
Reclassifications included in net income	(206)	420	460
Unrealized gain (loss) on cash flow hedges	100	(909)	(1,048)
Net actuarial gain (loss) and prior service cost for other postretirement benefits	68	(48)	(35)

Total other comprehensive income (loss), net of tax	272	257	(1,985)

Total comprehensive (loss) income	$(5,549)	$1,223	$(4,459)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Fiscal Years Ended November 30, 2013, December 1, 2012 and December 3, 2011

(dollars in thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at November 27, 2010	5,510,503	$55	$105,620	$15,811	$1,007	$(13,426)	$109,067
Exercise of employee stock options	10,667	—	186	—	—	—	186
Stock-based compensation	—	—	564	—	—	—	564
Dividends declared, $0.40 per share	—	—	—	(2,053)	—	—	(2,053)
Net actuarial loss and prior service cost for other postretirement benefits, net of tax	—	—	—	—	(35)	—	(35)
Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(1,048)	—	(1,048)
Other comprehensive loss from Centaur Media plc, net of tax	—	—	—	—	(1,362)	—	(1,362)
Total reclassifications included in net loss, net of tax	—	—	—	—	460	—	460
Net loss	—	—	—	(2,474)	—	—	(2,474)

Balance at December 3, 2011	5,521,170	55	106,370	11,284	(978)	(13,426)	103,305
Exercise of employee stock options, net of reversal of tax benefit on forfeited stock options of $38	6,741	—	82	—	—	(40)	42
Stock-based compensation	—	—	604	—	—	—	604
Dividend declared, $0.20 per share	—	—	—	(1,028)	—	—	(1,028)
Net actuarial loss and prior service cost for other postretirement benefits, net of tax	—	—	—	—	(48)	—	(48)
Other comprehensive loss from cash flow hedging transactions, net of tax	—	—	—	—	(909)	—	(909)
Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	794	—	794
Total reclassifications included in net income, net of tax	—	—	—	—	420	—	420
Net income	—	—	—	966	—	—	966

Balance at December 1, 2012	5,527,911	55	107,056	11,222	(721)	(13,466)	104,146
Exercise of employee stock options	6,776	—	80	—	—	—	80
Stock-based compensation	—	—	467	—	—	—	467
Dividend declared, $0.20 per share	—	—	—	(1,029)	—	—	(1,029)
Net actuarial gain and prior service cost for other postretirement benefits, net of tax	—	—	—	—	68	—	68
Other comprehensive income from cash flow hedging transactions, net of tax	—	—	—	—	100	—	100
Other comprehensive income from Centaur Media plc, net of tax	—	—	—	—	310	—	310
Total reclassifications included in net loss, net of tax	—	—	—	—	(206)	—	(206)
Net loss	—	—	—	(5,821)	—	—	(5,821)

Balance at November 30, 2013	5,534,687	$55	$107,603	$4,372	$(449)	$(13,466)	$98,115

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Operating activities:
Net (loss) income	$(5,821)	$966	$(2,474)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for inventory losses	10,900	380	1,187
Depreciation and amortization	6,673	6,303	6,761
Gain on sales of properties	(4,302)	(7,656)	(3,542)
Gain on sale of investment in Shemin Nurseries Holding Corp.	(3,397)	—	—
Deferred income taxes	(3,414)	763	(976)
Gain on sale of common stock in Centaur Media plc	(1,088)	—	—
Stock based compensation expense	467	604	564
Amortization of debt issuance costs	270	298	277
Loss on debt extinguishment	286	—	—
Provision for bad debts	37	26	1
(Income) loss from equity investment	(5)	(7)	7
Changes in assets and liabilities:
Accounts receivable	400	(155)	(45)
Inventories	(810)	(891)	646
Income taxes receivable	(5)	(128)	(18)
Prepaid real state taxes	(110)	3	189
Other current assets	25	1,357	(869)
Accounts payable and accrued liabilities	32	163	(154)
Deferred revenue	(234)	(67)	(397)
Other noncurrent assets and noncurrent liabilities, net	(458)	(14)	253

Net cash (used in) provided by operating activities	(554)	1,945	1,410

Investing activities:
Additions to real estate assets	(13,538)	(13,188)	(2,832)
Proceeds from sales of properties, net of expenses	9,366	23,376	3,939
Proceeds from the sale of investment in Shemin Nurseries Holding Corp.	3,418	—	—
Proceeds from the sale of common stock in Centaur Media plc	2,487	—	—
Cash (deposited in) returned from escrow, net	(2,797)	(6,934)	—
Deposit for purchase of real estate assets	—	(360)	—
Additions to property and equipment	(113)	(188)	(264)
Return of capital from Shemin Nurseries Holding Corp.	—	309	—
Investment in Novalis LLC	—	—	(60)

Net cash (used in) provided by investing activities	(1,177)	3,015	783

Financing activities:
Proceeds from debt	9,100	—	—
Payments of debt	(1,916)	(1,674)	(1,894)
Dividends paid to stockholders	(1,028)	(513)	(2,052)
Debt issuance costs	(437)	(103)	(262)
Exercise of stock options	80	80	186
Debt modification costs	(70)	—	—

Net cash provided by (used in) financing activities	5,729	(2,210)	(4,022)

Net increase (decrease) in cash and cash equivalents	3,998	2,750	(1,829)
Cash and cash equivalents at beginning of year	10,181	7,431	9,260

Cash and cash equivalents at end of year	$14,179	$10,181	$7,431

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") reflect Griffin's real estate business, which is conducted through its wholly-owned subsidiary, Griffin Land, LLC ("Griffin Land") and Griffin's landscape nursery business, which is conducted through its wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Griffin Land is principally engaged in the development, management and leasing of industrial and commercial properties. Periodically, Griffin Land may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin Land's core development and leasing strategy. Imperial was engaged in growing landscape nursery plants in containers for sale to independent retail garden centers and rewholesalers, whose main customers are landscape contractors. Imperial's growing operations are reflected in the accompanying consolidated statements of operations as a discontinued operation due to the sale, effective January 8, 2014, of its inventory and certain of its assets (the "Imperial Sale") to Monrovia Connecticut LLC ("Monrovia"), a subsidiary of Monrovia Nursery Company (see Notes 2 and 4). Concurrently with the Imperial Sale a subsidiary of Griffin and Imperial entered into a long-term lease with Monrovia for Imperial's Connecticut production nursery. As the growing operations of Imperial are reflected as a discontinued operation in Griffin's consolidated statements of operations, Griffin's continuing operations presented in the accompanying financial statements entirely reflect its real estate business and, therefore, industry segment information is not presented. Accordingly, certain amounts in Griffin's consolidated statements of operations have been reclassified to better reflect Griffin's real estate business. Certain parts of Imperial's prior year results, such as rental revenue and expense related to the leasing of Imperial's Florida farm to another grower and certain expenses related to the property and equipment of Imperial's Connecticut farm which will continue to be owned by Griffin and leased to Monrovia are included in Griffin's continuing operations. All intercompany transactions have been eliminated.

  Fiscal Year

        Through fiscal 2013, Griffin reported on a 52-53 week fiscal year that ended on the Saturday nearest November 30. Fiscal years 2013 and 2012 each contained 52 weeks and ended on November 30, 2013 and December 1, 2012, respectively. Fiscal year 2011 contained 53 weeks and ended on December 3, 2011. Prospectively, starting in fiscal 2014, Griffin will report on a twelve month fiscal year that will end on November 30.

  Cash and Cash Equivalents

        Cash equivalents are composed of highly liquid investments with maturity of three months or less at the date of purchase, and are recorded at fair value. At both November 30, 2013 and December 1, 2012, $175 of the cash and cash equivalents included on Griffin's consolidated balance sheets were held in the form of money market funds invested in U.S. Treasury obligations.

  Investments

        Griffin's investment in the common stock of Centaur Media plc ("Centaur Media") is accounted for as an available-for-sale security under Financial Accounting Standards Board ("FASB") ASC 320-10, "Investments—Debt and Equity Securities" ("ASC 320-10"), whereby increases or

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

decreases in the fair value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, net of income taxes, are recorded as a component of other comprehensive income (loss).

        Griffin's investment in Shemin Nurseries Holding Corp. ("SNHC") was accounted for under the cost method of accounting for investments. Griffin sold its entire investment in SNHC in fiscal 2013 (see Note 7).

  Inventories

        Griffin's inventories reflect nursery stock and material and supplies of Imperial and are stated at the lower of cost, using the average cost method, or market. Abnormal costs of idle facility expenses, freight, handling costs and spoilage have been treated as period costs. As of November 30, 2013, the carrying value of inventory was reduced to its fair value, which is the net realizable value based on the sale of the inventories, effective January 8, 2014, under the terms of the Imperial Sale (see Notes 2 and 4).

  Stock-Based Compensation

        Griffin accounts for stock options at fair value in accordance with FASB ASC 718, "Compensation—Stock Compensation" and FASB ASC 505-50, "Equity—Equity-Based Payments to Non-Employees." For stock options that have graded vesting features, Griffin recognizes compensation cost over the requisite service period separately for each tranche of the award as though they were, in substance, multiple awards. Griffin determines its accumulated windfall tax benefits using the short-cut method.

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

  Real Estate Assets

        Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with FASB ASC 805-10, "Business Combinations," they are recorded at fair value. Interest, property taxes, insurance and other costs directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalized costs are recorded as part of the asset to which they relate and are amortized over the asset's useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Repair and maintenance costs are expensed as incurred.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

        Griffin classifies a property as "held for sale" when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year or the property is under a contract to be sold; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as "held for sale." When a property classified as held for sale has separate cash inflows and outflows, its operations, including any interest expense directly attributable to it, are classified as a discontinued operation in Griffin's consolidated statements of operations, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. Depreciation of assets ceases upon designation of a property as "held for sale."

  Postretirement Benefits

        Griffin accounts for postretirement benefits in accordance with FASB ASC 715-10, "Compensation—Retirement Benefits" ("ASC 715-10"). This guidance requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This guidance also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

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

        There were no impairment losses recorded in the fiscal years ended November 30, 2013, December 1, 2012 and December 3, 2011.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Revenue and Gain Recognition

        In the real estate business, revenue includes rental revenue from Griffin Land's commercial and industrial properties and proceeds from property sales other than those that are reported as a discontinued operation. Rental revenue is accounted for on a straight line basis over the applicable lease term in accordance with the FASB ASC 840-10, "Leases." Gains on property sales are recognized in accordance with FASB ASC 360-20, "Property, Plant, and Equipment—Real Estate Sales," based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

        The growing operations of the landscape nursery business are reflected as a discontinued operation in the consolidated statements of operations. Sales and the related costs of sales are recognized upon shipment of products. Sales returns are not material.

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

        Griffin evaluates each tax position taken in its tax returns and recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. Griffin has analyzed its federal and significant state filing positions with respect to FASB ASC 740-10, "Income Taxes" ("ASC 740-10"). Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that would result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to ASC 740-10.

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Environmental Matters

        Environmental expenditures related to land and buildings are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Expenditures that create future benefit or contribute to future revenue generation are capitalized. Liabilities related to future remediation costs are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated.

  Interest Rate Swap Agreements

        As of November 30, 2013, Griffin is a party to several interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applied FASB ASC 815-10, "Derivatives and Hedging," ("ASC 815-10") as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin's consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

        Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on the benchmark interest rates. The changes in fair values of Griffin's interest rate swap agreements are recorded as components of accumulated other comprehensive income (loss) ("AOCI") in stockholders' equity, to the extent they are effective. Any ineffective portions of the changes in fair values of these instruments would be recorded as interest expense.

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Income (Loss) Per Share

        Basic income (loss) per common share is calculated by dividing income (loss) from continuing and discontinued operations by the weighted average number of common shares outstanding during the year. The calculation of diluted income (loss) per common share reflects adjusting Griffin's outstanding shares assuming the exercise of all potentially dilutive Griffin stock options.

  Risks and Uncertainties

        Griffin's future results of operations involve a number of risks and uncertainties. Factors that could affect Griffin's future operating results and cause actual results to vary materially from historical results include, but are not limited to, the geographical concentration of Griffin Land's real estate holdings, credit risk and market risk.

        Griffin Land's real estate holdings are mostly concentrated in the Hartford, Connecticut area. In fiscal 2010, Griffin Land acquired a fully-leased 120,000 square foot industrial building and a 51 acre parcel of undeveloped land in the Lehigh Valley region of Pennsylvania. In fiscal 2012, Griffin Land completed construction on the first of two buildings to be built on the Lehigh Valley land acquired, a 228,000 square foot warehouse/industrial building built on speculation and fully leased in fiscal 2013. In fiscal 2013, Griffin Land started construction on the second warehouse/industrial building to be built on the 51 acre land parcel and acquired a 49 acre parcel of undeveloped land in the Lehigh Valley. The market and economic challenges experienced by the U.S. economy as a whole or the local economic conditions in the markets in which Griffin holds properties may affect Griffin Land's real estate business. Griffin's results of operations, financial condition or ability to expand may be adversely affected as a result of: (i) unfavorable financial changes to Griffin Land's tenants which may result in tenant defaults under leases; (ii) significant job losses impacting the demand for rental space causing market rental rates and property values to be negatively impacted; (iii) the ability of Griffin to borrow on terms and conditions that it finds acceptable; and (iv) possibly reduced values of Griffin Land's properties potentially limiting the proceeds from a sale of its properties or from debt financing collateralized by its properties.

        Griffin Land conducts business based on evaluations of its prospective tenants financial condition and generally does not require collateral. These evaluations require significant judgment and are based on multiple sources of information.

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

        Griffin's cash equivalents consist of overnight investments that are not significantly exposed to interest rate risk.

  Reclassifications

        Certain prior year balances have been reclassified to conform to the current year's presentation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. Griffin's significant estimates include the allowance for doubtful accounts receivable, inventory reserves, impairment evaluation of long-lived assets, deferred income taxes, derivative financial instruments, revenue and gain recognition including the estimated costs to complete required offsite improvements related to land sold and assumptions used in determining stock compensation.

  Recent Accounting Pronouncements

        In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which amends the presentation of comprehensive income. This update creates new presentation requirements related to amounts reclassified out of accumulated other comprehensive income. More specifically, this update requires: (a) disclosure of the changes in the components of accumulated other comprehensive income; (b) disclosure of the effects on the individual line items in net income for each item of accumulated other comprehensive income that is reclassified in its entirety to net income; and (c) cross-references to other disclosures that provide additional details for other comprehensive income items that are not reclassified in their entirety to net income. For items that are required to be reclassified to net income in their entirety, this new guidance requires an entity to present this information either on the face of the statement where net income is presented or in the footnotes to the financial statements. For items that are not required to be reclassified in their entirety to net income, this new guidance requires cross-references to other disclosures that provide additional information about those amounts. This update was required to be adopted by Griffin no later than the fiscal 2013 second quarter; however, Griffin adopted the new presentation requirements in the fiscal 2013 first quarter. The adoption of this guidance requires new disclosures related to amounts reclassified out of accumulated other comprehensive income but did not have an impact on Griffin's financial position or results of operations.

        In July 2013, the FASB issued Accounting Standards Update No. 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate, "OIS") as a Benchmark Interest Rate for Hedge Accounting Purposes," which permits the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate ("LIBOR"). This update also removes the restriction on using

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

different benchmark rates for similar hedges. This update is required prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have an impact on Griffin's financial position or results of operations.

        In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Specifically, this update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This update will be effective for Griffin in the fiscal 2014 second quarter. Griffin is evaluating the impact that the application of this update will have on its consolidated financial statements.

2. Discontinued Operations

  Imperial

        Effective January 8, 2014, in accordance with the terms of the Imperial Sale (see Notes 1 and 4), Imperial sold its inventory and certain assets for approximately $840 in cash (subject to certain adjustments) and a non-interest bearing note receivable of $4,250 (the "Promissory Note"). The Promissory Note is due in two installments: $2,750 is due on June 1, 2014 and $1,500 is due on June 1, 2015. The Promissory Note is secured by an irrevocable letter of credit. Under the terms of the Imperial Sale, Griffin and Imperial have agreed to certain non-competition restrictions for a four-year period. Griffin and Imperial have also agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Imperial Sale.

        Concurrently with the Imperial Sale, Imperial and River Bend Holdings, LLC, a wholly owned subsidiary of Griffin, entered into a Lease and Option Agreement and an Addendum to such agreement (the "Imperial Lease", and together with the Imperial Sale, the "Imperial Transaction") with Monrovia, pursuant to which Monrovia agreed to lease Imperial's Connecticut production nursery for a ten-year period, with options to extend for up to an additional fifteen years exercisable by Monrovia. The Lease provides for net annual rent payable to Griffin of $500 for each of the first five years with rent for subsequent years determined in accordance with the Imperial Lease. The Imperial Lease also grants Monrovia an option to purchase most of the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations during the first thirteen years of the lease period for $10,500, or $7,000 if only a certain portion of the land is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease. Accordingly, the operating results of Imperial's growing operations are reflected as a discontinued operation in Griffin's consolidated statements of operations for all periods presented.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

2. Discontinued Operations (Continued)

        Sales revenue and the pretax loss from Imperial's growing operations were as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Net sales	$13,220	$12,376	$14,536

Pretax loss	$(12,142)	$(1,260)	$(2,591)

  Griffin Land

        On January 31, 2012, Griffin Land closed on the sale of its Manchester, Connecticut warehouse to its full building tenant in that building, an affiliate of Raymour & Flanigan ("Raymour"). Net cash proceeds from the sale, after selling expenses of $438 paid out of proceeds at closing and $25 paid separately, were $15,537, and a pretax gain of $2,886 is included in the results of discontinued operations in fiscal 2012. Upon completion of the sale, Griffin deposited the cash of $15,562 received from the sale at closing into an escrow account for the potential purchase of a replacement property under a Section 1031 like-kind exchange. As Griffin Land did not identify a replacement property within the time frame required under the tax rules and regulations governing a Section 1031 like-kind exchange, on March 19, 2012 the cash being held in escrow was released to Griffin Land.

        In the fiscal 2011 fourth quarter, Griffin Land gave notice to Raymour that Griffin Land was exercising the put option under its lease with Raymour to sell the Manchester warehouse to Raymour for $16,000. The operating results of the Manchester warehouse are reflected as a discontinued operation in Griffin's consolidated statements of operations for fiscal 2012 and fiscal 2011. Rental revenue and pretax income from the operations of the Manchester warehouse were as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Rental revenue	$—	$273	$1,632

Pretax income	$—	$221	$897

3. Fair Value

        Griffin applies the provisions of FASB ASC 820, "Fair Value Measurement" ("ASC 820"), which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

  Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities. Griffin's available-for-sale securities are considered Level 1 within the fair value hierarchy.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Fair Value (Continued)

  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 liabilities include Griffin's interest rate swap derivatives (see Note 10). Beginning in the fiscal 2013 first quarter, the fair values of Griffin's interest rate swap derivative instruments were based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current OIS rate and swap curve along with other market data. Prior to the beginning of fiscal 2013, the fair values of Griffin's interest rate swap derivative instruments were based on discounted cash flow models that incorporated the cash flows of the derivatives as well as the current LIBOR rate and swap curve along with other market data. The change to using the OIS rate from the LIBOR rate is consistent with current industry best practices. The OIS rate is now considered the best discount rate to utilize since it is the best proxy for the risk-free rate. These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

        During fiscal 2013, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are Griffin's financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	November 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$2,208	$—	$—

Interest rate swap asset	$—	$63	$—

Interest rate swap liabilities	$—	$2,285	$—

	December 1, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$4,226	$—	$—

Interest rate swap liabilities	$—	$3,191	$—

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Fair Value (Continued)

        The carrying and estimated fair values of Griffin's financial instruments are as follows:

		November 30, 2013		December 1, 2012
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$14,179	$14,179	$10,181	$10,181
Available-for-sale securities	1	2,208	2,208	4,226	4,226
Interest rate swap	2	63	63	—	—
Financial liabilities:
Mortgage debt	2	$66,708	$67,931	$59,489	$61,781
Interest rate swaps	2	2,285	2,285	3,191	3,191

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

        At November 30, 2013 and December 1, 2012, the fair values of Griffin's fixed rate mortgages were approximately $29,300 and approximately $35,600, respectively. The fair values were based on the present values of future cash flows discounted at estimated borrowing rates for similar loans and the credit worthiness of Griffin.

4. Inventories

        Inventories consist of:

	Nov. 30, 2013	Dec. 1, 2012
Nursery stock	$3,410	$13,058
Materials and supplies	706	1,148

	$4,116	$14,206

        In fiscal 2013, a charge of $10,400 to inventory was included in costs of landscape nursery sales to reduce Imperial's nursery inventories to fair value, which is the net realizable value based on the terms of the Imperial Sale (see Notes 1 and 2). Also during fiscal 2013, a charge of $500 was included in costs of landscape nursery sales to increase inventory reserves for plants that were expected to be sold below cost as seconds.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Inventories (Continued)

        In fiscal 2012, a charge of $380 was included in costs of landscape nursery sales to increase reserves for unsaleable inventories and plants that are expected to be sold below cost as seconds.

        In fiscal 2011, a charge of $1,187 was included in costs of landscape nursery sales and was comprised of the following: (a) $517 to reserve for plants with disease issues, mostly for boxwood plants that became unsaleable after being infected with boxwood blight, a fungal disease; (b) $370 to increase inventory reserves for plants that became unsaleable or were expected to be sold below cost as seconds; and (c) $300 for plants lost due to the collapse, from snow load during the fiscal 2011 first quarter, of some of Imperial's hoop houses in which the plants were stored.

        These charges are included in the results of discontinued operations in Griffin's consolidated statements of operations. Imperial's inventories were sold to Monrovia, effective January 8, 2014, in connection with the Imperial Transaction (see Note 2).

5. Real Estate Assets

        Real estate assets consist of:

	Estimated Useful Lives	Nov. 30, 2013	Dec. 1, 2012
Land		$17,507	$10,267
Land improvements	10 to 30 years	15,529	15,138
Buildings and improvements	10 to 40 years	126,245	125,971
Tenant improvements	Shorter of useful life or terms of related lease	16,126	14,738
Development costs		16,861	14,557

		192,268	180,671
Accumulated depreciation		(61,078)	(56,744)

		$131,190	$123,927

        Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Depreciation expense	$5,545	$5,237	$5,632

Capitalized interest	$71	$596	$134

        On November 21, 2013, Griffin Land completed the sale of approximately 90 acres of undeveloped land for approximately $9,000 in cash, before transaction costs (the "Windsor Land Sale"). The land sold is in Windsor, Connecticut and is part of an approximately 268 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut. Under the terms of the sale, Griffin Land and the buyer will each construct roadways connecting the land parcel sold with

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Real Estate Assets (Continued)

existing town roads. The roads to be built will become new town roads, thereby providing public access to the remaining acreage in Griffin Land's land parcel. As a result of Griffin Land's continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method, whereby the revenue and gain on sale are recognized as the total costs related to the property sold are incurred. At the closing of the Windsor Land Sale, cash proceeds of $8,860 were placed in escrow for the purchase of a replacement property under a Section 1031 like-kind exchange, which is reflected in Proceeds Held in Escrow on Griffin's consolidated balance sheet as of November 30, 2013.

        As of November 30, 2013, approximately 30% of the total costs related to the Windsor Land Sale have been incurred; therefore, 30% of the total revenue and pretax gain on the sale have been recognized in Griffin's consolidated statement of operations for fiscal 2013. Griffin's consolidated statement of operations for fiscal 2013 includes revenue of $2,668 and a pretax gain of $1,990 from the Windsor Land Sale. The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to take place mostly in fiscal 2014. Included on Griffin's consolidated balance sheet as of November 30, 2013 is deferred revenue of $6,300 that will be recognized as the remaining costs are incurred. Including the pretax gain on sale of $1,990 recognized in fiscal 2013, the total gain on the Windsor Land Sale is expected to be approximately $6,688 after all revenue is recognized and all costs are incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods (see Note 14).

        In fiscal 2012, Griffin Land sold 93 acres of undeveloped land in New England Tradeport ("Tradeport"), Griffin Land's industrial park located in Windsor and East Granby, Connecticut, to Dollar Tree Distribution, Inc. for cash proceeds of $7,000, before transaction costs (the "Dollar Tree Sale"). Under the terms of the Dollar Tree Sale, Griffin Land was required to construct a sewer line to service the land that was sold. As a result of Griffin Land's continuing involvement with the land sold, the Dollar Tree Sale was accounted for under the percentage of completion method. Accordingly, the revenue and the pretax gain on sale were recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required construction of the sewer line. Costs included in determining the percentage of completion included the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and the cost to construct the required sewer line. Upon completion of the sale, Griffin Land deposited the cash of $6,929 received from the Dollar Tree Sale at closing into an escrow account, included in Proceeds Held in Escrow on Griffin's consolidated balance sheet as of December 1, 2012, for the potential purchase of a replacement property under a Section 1031 like-kind exchange. In fiscal 2013, Griffin Land closed on the acquisition of a parcel of undeveloped land to complete the Section 1031 like-kind exchange (see below).

        In fiscal 2013, all of the remaining costs related to the Dollar Tree Sale were incurred; therefore, from the date of the Dollar Tree Sale through the end of fiscal 2013, all of the revenue and the pretax gain on sale have been recognized in Griffin's consolidated statements of operations. Griffin's consolidated statement of operations for fiscal 2013 includes revenue of $2,474 and a pretax gain of $2,109 from the Dollar Tree Sale. Included in the pretax gain in fiscal 2013 is $177 from an amended

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Real Estate Assets (Continued)

agreement related to the Dollar Tree Sale whereby Griffin Land received $177 upon completion of the sewer line to service the land that was sold (see Note 14). Including the pretax gain on sale of $3,942 recognized in fiscal 2012, the total pretax gain on the Dollar Tree Sale was $6,051.

        On December 28, 2012, Griffin Land closed on the acquisition of approximately 49 acres of undeveloped land in the Lehigh Valley region of Pennsylvania for $7,119 in cash, using the proceeds from the Dollar Tree Sale that were being held in escrow to complete the Section 1031 like-kind exchange. The land acquired will support the development of two industrial buildings totaling approximately 530,000 square feet. Griffin Land has received final plan approvals for its development plans for the land acquired.

        Real estate assets held for sale consist of:

	Estimated Useful Lives	Nov. 30, 2013	Dec. 1, 2012
Land		$30	$35
Development costs		1,074	1,151

		$1,104	$1,186

6. Intangible Assets

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

        Intangible assets are included in other assets on Griffin's consolidated balance sheets and are as follows:

	Nov. 30, 2013	Dec. 1, 2012
Intangible assets	$1,757	$1,757
Accumulated amortization	(1,073)	(902)

Intangible assets, net	$684	$855

        Amortization expense of intangible assets is as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Amortization expense	$171	$200	$178

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Intangible Assets (Continued)

        Estimated amortization expense of intangible assets over each of the next five fiscal years is:

2014	$172
2015	172
2016	77
2017	44
2018	27

7. Investments

  Centaur Media plc

        Griffin's investment in the common stock of Centaur Media is accounted for as an available-for-sale security under FASB ASC 320. Accordingly, changes in the value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive income (see Note 12). Griffin reported dividend income from Centaur Media of $110, $188 and $169 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

        As of December 1, 2012, Griffin held 5,277,150 shares of Centaur Media common stock. In fiscal 2013, Griffin sold 2,824,688 shares of its Centaur Media common stock for total cash proceeds of $2,487, after transaction costs. The sale of Centaur Media common stock resulted in a pretax gain of $1,088 in fiscal 2013. Griffin held 2,452,462 shares of Centaur Media common stock as of November 30, 2013.

        The fair value, cost and unrealized gain of Griffin's investment in Centaur Media are as follows:

	Nov. 30, 2013	Dec. 1, 2012
Fair value	$2,208	$4,226
Cost	1,274	2,613

Unrealized gain	$934	$1,613

        Subsequent to November 30, 2013, Griffin sold an additional 250,000 shares of its holdings in Centaur Media for proceeds of approximately $250.

  Shemin Nurseries Holding Corp.

        As of December 1, 2012, Griffin held an approximate 14% equity interest in SNHC, which operated a landscape nursery distribution business through its subsidiary. Griffin accounted for its investment in SNHC under the cost method of accounting for investments. In fiscal 2012, Griffin received a cash distribution from SNHC which was treated as investment income and return of investment. Accordingly, Griffin did not have any remaining book value in its investment in SNHC as of December 1, 2012. On January 18, 2013, Griffin completed the sale of its investment in SNHC for total cash proceeds of $3,418, resulting in a pretax gain of $3,397.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Property and Equipment

        Property and equipment consist of:

	Estimated Useful Lives	Nov. 30, 2013	Dec. 1, 2012
Land		$437	$437
Land improvements	10 to 20 years	1,561	1,561
Buildings and improvements	10 to 40 years	1,865	1,857
Machinery and equipment	3 to 20 years	12,135	12,300

		15,998	16,155
Accumulated depreciation		(14,048)	(14,030)

		$1,950	$2,125

        Land improvements are primarily depreciated over 15 to 20 years, however, items such as nursery bed construction are depreciated over 10 years. Buildings are primarily depreciated over 40 years and smaller structures and building improvements are primarily depreciated over 10 to 20 years. Machinery and equipment includes equipment which is primarily depreciated over 5 to 15 years. Furniture and fixtures are primarily depreciated over an average of 7 years, vehicles are primarily depreciated over 4 to 5 years and computers are primarily depreciated over 3 to 5 years. In connection with the Imperial Transaction, most of the property and equipment will be reclassified into real estate assets.

        Total depreciation expense related to property and equipment in fiscal 2013, fiscal 2012 and fiscal 2011 was $335, $362 and $417, respectively.

        As a result of winter storms early in fiscal 2011, some of Imperial's hoop houses collapsed and a portion of the plants stored in the damaged hoop houses became unsaleable. There was no charge to earnings for the damaged hoop houses because they were fully depreciated prior to the start of fiscal 2011. A gain on insurance recovery of $479 related to the insurance proceeds received for the damaged hoop houses is included in Griffin's fiscal 2011 consolidated statement of operations (see Note 14).

9. Income Taxes

        The income tax (provision) benefit in continuing operations for fiscal 2013, fiscal 2012 and fiscal 2011 is summarized as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Current federal	$—	$—	$—
Current state and local	—	—	(113)
Deferred federal	(1,076)	(172)	648
Deferred state and local	84	(98)	(252)

Total income tax (provision) benefit	$(992)	$(270)	$283

        Griffin did not recognize a current tax benefit in fiscal 2013, fiscal 2012 or fiscal 2011 from the exercise of employee stock options. A benefit was not recorded in fiscal 2012 because Griffin utilized

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Income Taxes (Continued)

net operating loss carryforwards to offset taxable income. In fiscal 2013 and fiscal 2011, Griffin did not have taxable income. As of November 30, 2013, Griffin has an unrecognized tax benefit of $1,166 for the effect of employee stock options exercised in fiscal years 2006 through 2013. In fiscal 2012, the deferred tax asset related to non-qualified stock options was reduced by $38 as a result of exercises and forfeitures of those options. There were no adjustments to deferred tax assets for exercises and forfeitures of non-qualified stock options in fiscal 2013 and fiscal 2011.

        Included in the loss from Griffin's discontinued operations are income tax benefits of $4,411 and $528 for fiscal 2013 and fiscal 2011, respectively. Included in the income of Griffin's discontinued operations is income tax expense of $1,077 for fiscal 2012.

        The income tax (provision) benefit for discontinued operations in fiscal 2013, fiscal 2012 and fiscal 2011 is net of the effect of recording valuation allowances on certain state deferred tax assets for state net operating losses of Imperial. The effect on the income tax provision for the valuation allowances in fiscal 2013 and fiscal 2012 were charges of $93 and $44, respectively, less federal income tax benefits of $33 and $15, respectively. The effect on the income tax benefit for the valuation allowance in fiscal 2011 was a credit of $23, less federal income tax expense of $8. The establishment of the valuation allowances reflects management's determination that it is more likely than not that Imperial will not generate sufficient taxable income in the future to fully utilize certain state net operating loss carryforwards.

        Other comprehensive (loss) income includes deferred tax (expense) benefit as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Mark to market adjustment on Centaur Media plc	$213	$(427)	$735
Measurement of the funded status of the defined postretirement plan	(40)	29	21
Fair value adjustment of Griffin's cash flow hedges	(359)	287	346

Total income tax (expense) benefit included in other comprehensive (loss) income	$(186)	$(111)	$1,102

        The differences between the income tax benefit at the United States statutory income tax rates and the actual income tax benefit on continuing operations for fiscal 2013, fiscal 2012 and fiscal 2011 are as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Tax (provision) benefit at statutory rate	$(1,016)	$(163)	$557
State and local taxes, including valuation allowance, net of federal tax effect	55	(64)	(237)
Permanent items	(39)	(50)	(47)
Other	8	7	10

Total income tax (provision) benefit	$(992)	$(270)	$283

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Income Taxes (Continued)

        The state and local income tax expense, net of federal tax effect, principally reflects deferred tax expense due to the variations in income apportionment among Griffin's multiple state filings.

        The significant components of Griffin's deferred tax assets and deferred tax liabilities are as follows:

	Nov. 30, 2013	Dec. 1, 2012
Deferred tax assets:
Inventories	$4,397	$371
Federal net operating loss carryforwards	1,507	521
Retirement benefit plans	1,500	1,222
State net operating loss carryforwards	937	855
Cash flow hedges	821	1,180
Non-qualified stock options	733	608
Deferred revenue	485	710
Charitable contributions	243	154
Conditional asset retirement obligations	114	117
Allowance for doubtful accounts receivable	52	50
Investment in Centaur Media plc	45	310
Investment in Shemin Nurseries Holding Corp.	—	301
Other	372	194

Total deferred tax assets	11,206	6,593
Valuation allowances	(379)	(319)

Net deferred tax assets	10,827	6,274

Deferred tax liabilities:
Real estate assets	(3,272)	(2,211)
Deferred rent	(926)	(787)
Prepaid insurance	(180)	(147)
Property and equipment	(104)	(105)
Other	(370)	(277)

Total deferred tax liabilities	(4,852)	(3,527)

Net total deferred tax assets	$5,975	$2,747

        Deferred income taxes on Griffin's consolidated balance sheets at November 30, 2013 and December 1, 2012 are classified as follows:

	November 30, 2013			December 1, 2012
	Current	Noncurrent	Total	Current	Noncurrent	Total
Asset	$4,508	$6,319	$10,827	$722	$5,552	$6,274
Liability	(277)	(4,575)	(4,852)	(197)	(3,330)	(3,527)

	$4,231	$1,744	$5,975	$525	$2,222	$2,747

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Income Taxes (Continued)

        At November 30, 2013, Griffin had federal net operating loss carryforwards of approximately $4,305 with expirations ranging from seventeen to twenty years. At November 30, 2013, Griffin had state net operating loss carryforwards of approximately $22,819, principally in Connecticut, with expirations ranging from nine to twenty years. Management has determined that a valuation allowance is required for net operating loss carryforwards in certain states (other than Connecticut) related to Imperial. Realization of the tax benefits related to the Connecticut state net operating loss carryforwards, which are not subject to valuation allowances, and the state effective tax rates at which those benefits will be realized is dependent upon future results of operations. Differences between forecasted and actual future operating results could adversely impact Griffin's ability to realize tax benefits from Connecticut state net operating losses. Therefore, the deferred tax assets relating to Connecticut state net operating loss carryforwards could be reduced in the future if estimates of future taxable income are reduced. Griffin has evaluated the likelihood that it will realize the benefits of its deferred tax assets. Based on a significant amount of appreciated assets, primarily real estate, held by Griffin and the significant length of time expected before Griffin's deferred tax assets would expire, Griffin believes that it is more likely than not that it will utilize the benefit of its deferred tax assets.

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

        Griffin's federal income tax return for fiscal 2009 was examined by the Internal Revenue Service and accepted as filed. Federal income tax returns for fiscal 2010, fiscal 2011 and fiscal 2012 are subject to examination by the Internal Revenue Service. Examinations of Griffin's fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns are currently being performed. In fiscal 2012, the state of Connecticut completed an examination of Griffin's fiscal 2007 tax return. There were no significant adjustments made as a result of that examination. The remaining periods subject to examination for Griffin's significant state return, which is Connecticut, are fiscal 2008 through fiscal 2012.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Long-Term Debt

        Long-term debt includes:

	Nov. 30, 2013	Dec. 1, 2012
Nonrecourse mortgages:
6.30%, due May 1, 2014	$99	$289
5.73%, due August 1, 2015	18,615	19,018
8.13%, due April 1, 2016	3,603	3,943
7.0%, due October 1, 2017	5,779	6,016
Variable rate mortgage, due October 2, 2017*	6,563	6,726
Variable rate mortgage, due February 1, 2019*	11,150	11,396
Variable rate mortgage, due August 1, 2019*	7,869	8,034
Variable rate mortgage, due January 27, 2020*	3,961	4,067
Variable rate mortgage, due September 1, 2023*	9,069	—

Total nonrecourse mortgages	66,708	59,489
Revolving line of credit	—	—
Capital leases	85	72

Total	66,793	59,561
Less: current portion	(2,101)	(1,869)

Total long-term debt	$64,692	$57,692

*
Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

        The annual principal payment requirements under the terms of the nonrecourse mortgage loans for the fiscal years 2014 through 2018 are $2,066, $19,828, $4,144, $11,877 and $936, respectively. The aggregate book value of land and buildings that are collateral for the nonrecourse mortgage loans was approximately $71,100 at November 30, 2013. The aggregate book value of land and buildings that are collateral for the revolving line of credit was approximately $10,600 at November 30, 2013.

        On August 28, 2013, a subsidiary of Griffin closed on a $9,100 nonrecourse mortgage loan with First Niagara Bank (the "2023 First Niagara Mortgage"), collateralized by a 228,000 square foot industrial building in Lower Nazareth, Pennsylvania that was constructed in fiscal 2012 and fully leased in fiscal 2013. Although this mortgage is nonrecourse, Griffin and its subsidiary entered into a master lease that is coterminous with the 2023 First Niagara Mortgage which would become effective if the full building tenant in that building does not renew its five-year lease when it is scheduled to expire in fiscal 2018. The 2023 First Niagara Mortgage has a ten-year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2023 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time Griffin closed on the 2023 First Niagara Mortgage, Griffin also entered into an interest rate swap agreement with First Niagara Bank for a notional principal amount of $9,100 at inception to fix the interest rate of the 2023 First Niagara Mortgage at 4.79%.

        On April 24, 2013, Griffin closed on a new $12,500 revolving credit line with Webster Bank (the "Webster Credit Line"). The Webster Credit Line is for two years with an option for Griffin to extend

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Long-Term Debt (Continued)

the credit line for a third year. The Webster Credit Line replaced Griffin's $12,500 credit line with Doral Bank (the "Doral Credit Line") that was scheduled to expire on May 1, 2013. Interest on the outstanding borrowings under the Webster Credit Line are at the one month LIBOR rate plus 2.75%. Interest on outstanding borrowings under the Doral Credit Line was the higher of the prime rate plus 1.5% or 5.875%. The Webster Credit Line is collateralized by Griffin Land's properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. These are the same properties that collateralized the Doral Credit Line. There were no borrowings under the Doral Credit Line in fiscal 2013 or fiscal 2012 and there were no borrowings under the Webster Credit Line as of November 30, 2013.

        On April 1, 2013, a subsidiary of Griffin entered into a modification agreement for its 5.25% nonrecourse mortgage loan with First Niagara Bank due January 27, 2020 (the "2020 First Niagara Mortgage"). The modification agreement changed the interest rate of the 2020 First Niagara Mortgage from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. The loan modification did not change the loan's collateral or maturity date. Griffin Land paid $70 to First Niagara Bank for the loan modification, plus transaction costs. Because the difference between the present values of the future payments under the existing loan and the modified loan is greater than 10%, the loan modification was accounted for as a debt extinguishment. As such, all deferred costs related to the 2020 First Niagara Mortgage ($216) and the fee paid to First Niagara Bank for the modification agreement are reflected as a loss on debt extinguishment on Griffin's consolidated statement of operations. Concurrent with the completion of the loan modification agreement, Griffin Land entered into an interest rate swap agreement with First Niagara Bank to fix the interest rate on the 2020 First Niagara Mortgage at 3.91% for the duration of the loan.

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

        As of November 30, 2013, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 3). No ineffectiveness on the cash flow hedges was recognized as of November 30, 2013 and none is anticipated over the term of the agreements. Amounts in other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In fiscal 2013, Griffin

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Long-Term Debt (Continued)

recognized a net gain (included in other comprehensive income) before taxes of $969 on its interest rate swap agreements. In fiscal 2012 and fiscal 2011, Griffin recognized net losses (included in other comprehensive loss) before taxes of $776 and $934, respectively, on its interest rate swap agreements.

        As of November 30, 2013, $998 is expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense. As of November 30, 2013, the net fair value of Griffin's interest rate swap agreements was $2,222, with $63 included in other noncurrent assets and $2,285 included in other noncurrent liabilities on Griffin's consolidated balance sheet. As of December 1, 2012, the value of Griffin's interest rate swap agreements was $3,191 and is included in other noncurrent liabilities on Griffin's consolidated balance sheet.

        Future minimum lease payments under capital leases held by Griffin as lessee, principally for vehicles, and the present value of such payments as of November 30, 2013 were:

2014	$39
2015	33
2016	17
2017	3

Total minimum lease payments	92
Less: amounts representing interest	(7)

Present value of minimum lease payments(a)	$85

(a)
Includes current portion of $35 at November 30, 2013.

        Assets subject to capital leases, with Griffin as lessee, that are included in machinery and equipment were as follows:

	Nov. 30, 2013	Dec. 1, 2012
Machinery and equipment, at cost	$371	$406
Accumulated amortization	(288)	(334)

Machinery and equipment, net	$83	$72

        Amortization expense relating to capital leases was:

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Amortization expense	$36	$36	$39

11. Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Retirement Benefits (Continued)

contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2013, fiscal 2012 and fiscal 2011 were $137, $139 and $146, respectively.

  Deferred Compensation Plan

        Griffin maintains a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin Savings Plan. Griffin's liability under its Deferred Compensation Plan at November 30, 2013 and December 1, 2012 was $3,399 and $2,571, respectively. These amounts are included in other noncurrent liabilities on Griffin's consolidated balance sheets. The expense for Griffin's matching benefit to the Deferred Compensation Plan in fiscal 2013, fiscal 2012 and fiscal 2011 was $29, $29 and $31, respectively.

        The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets. The liability for the Deferred Compensation Plan reflects the amounts withheld from employees, Griffin's matching benefit and any gains or losses on participant account balances based on the assumed investment of amounts credited to participants' accounts in certain mutual funds. Participant balances are tracked and any gain or loss is determined based on the performance of the mutual funds as selected by the participants.

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

        Griffin accounts for postretirement benefits in accordance with ASC 715-10, which requires recognition of the funded status on Griffin's consolidated balance sheet of its postretirement benefits program. The effect of ASC 715-10 in fiscal 2013 was a decrease in noncurrent liabilities of $116 and a decrease of $68, after tax, in accumulated other comprehensive loss. The effect in fiscal 2012 and fiscal 2011 was an increase in noncurrent liabilities of $77 and $56, respectively, and increases of $48 and $35, respectively, after tax, in accumulated other comprehensive loss.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Retirement Benefits (Continued)

        Griffin's liability for postretirement benefits, which is included in other noncurrent liabilities on its consolidated balance sheets, as determined by the plan's actuary, is shown below. The program's liability is unfunded.

	Nov. 30, 2013	Dec. 1, 2012
Change in benefit obligation:
Benefit obligation at beginning of year	$488	$426
Actuarial (gain) loss	(108)	77
Interest cost	16	17
Service cost	9	11
Benefits paid	—	(4)
Amortization of actuarial gain	(33)	(39)

Benefit obligation at end of year	$372	$488

        Approximately $47 of the estimated net actuarial gain will be amortized from Griffin's accumulated other comprehensive loss into net periodic benefit cost in fiscal 2014.

        Griffin's liability for postretirement benefits as of November 30, 2013 and December 1, 2012 is attributed to the following:

	Nov. 30, 2013	Dec. 1, 2012
Amounts recognized in the consolidated balance sheets consist of:
Retirees	$—	$16
Fully eligible active participants	230	273
Other active participants	142	199

Liability for postretirement benefits	$372	$488

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Retirement Benefits (Continued)

        The components of Griffin's postretirement benefits (income) expense are as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Service cost	$9	$11	$10
Interest	16	17	18
Amortization of actuarial gain	(33)	(39)	(46)

Total income	(8)	(11)	(18)
Other changes in benefit obligations recognized in other comprehensive loss:
Actuarial (gain) loss	(108)	77	56

Total recognized in net periodic benefit (income) expense and other comprehensive loss	$(116)	$66	$38

        An assumed health care cost trend of 7.2% has been utilized for the next year, with an ultimate assumed rate of 4.5% being reached in 2027. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	10	(9)

        Discount rates of 4.60% and 3.59% were used to compute the accumulated postretirement benefit obligations at November 30, 2013 and December 1, 2012, respectively. The discount rates used are based on the spot rate of the Citigroup Pension Discount Curve, which is used to discount the projected cash flows of the plan. Discount rates of 3.59%, 4.50% and 5.23% were used to compute the net periodic benefit expense for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

2014	$9
2015	9
2016	12
2017	12
2018	15
2019 - 2023	113

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Stockholders' Equity

  Per Share Results

        Basic and diluted results per share were based on the following:

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Income (loss) from continuing operations for computation of basic and diluted per share results, net of tax	$1,910	$196	$(1,308)
(Loss) income from discontinued operations for computation of basic and diluted per share results, net of tax	(7,731)	770	(1,166)

Net (loss) income	$(5,821)	$966	$(2,474)

Weighted average shares outstanding for computation of basic per share results	5,144,000	5,138,000	5,130,000
Incremental shares from assumed exercise of Griffin stock options(a)	8,000	5,000	—

Adjusted weighted average shares for computation of diluted per share results	5,152,000	5,143,000	5,130,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where inclusion of such shares would be anti-dilutive. Such assessment is based on income (loss) from continuing operations when net income includes discontinued operations. For the fiscal year ended December 3, 2011, the incremental shares from the assumed exercise of stock options would have been 8,000 shares.

  Griffin Stock Option Plan

        The Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the "2009 Stock Option Plan") makes available options to purchase 386,926 shares of Griffin common stock, including 161,926 options to purchase the 161,926 shares that were available for issuance under Griffin's prior stock option plan. The Compensation Committee of Griffin's Board of Directors administers the 2009 Stock Option Plan. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options granted at fair market value on the date approved by Griffin's Compensation Committee. Vesting of all of Griffin's stock options is solely based upon service requirements and does not contain market or performance conditions.

        Stock options granted will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options granted to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options granted to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options granted to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at November 30, 2013 may be exercised as stock appreciation rights.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Stockholders' Equity (Continued)

        The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors either upon their initial election or their reelection to Griffin's Board of Directors and to Griffin's employees:

	For the Fiscal Years Ended,
	November 30, 2013		December 1, 2012		December 3, 2011
	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date
Non-employee directors	8,112	$12.94	10,996	$10.66 - $14.89	8,712	$12.03
Employees	—		—		104,500	$10.37 - $12.88

Total	8,112		10,996		113,212

        The fair values were estimated as of the date of each grant using the Black-Scholes option-pricing model. The following assumptions were used in determining the fair values of each option:

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Expected volatility	40.3%	39.6% - 41.1%	42.0% - 43.4%
Range of risk free interest rates	1.33%	1.02% - 1.19%	2.06% - 2.81%
Expected option term (in years)	8.5	8.5	5 to 8.5
Annual dividend yield	0.7%	0% - 0.7%	1.4%

        Compensation expense and related tax benefits for stock options were as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2013	Dec. 1, 2012	Dec. 3, 2011
Compensation expense	$467	$604	$564

Related tax benefit	$114	$148	$138

        For all years presented, forfeiture rates of 0%, 22.6% and 41.1%, respectively, were utilized based on the historical activity of the grantees, including the groups in which the grantees are part of, such as directors, executives and employees.

Number of option holders at November 30, 2013	17

        As of November 30, 2013, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Fiscal 2014	$262
Fiscal 2015	$111
Fiscal 2016	$12

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Stockholders' Equity (Continued)

        The total grant date fair value of options vested during fiscal 2013, fiscal 2012 and fiscal 2011 was $466, $523 and $269, respectively. The intrinsic value of options exercised in fiscal 2013, fiscal 2012 and fiscal 2011 was $114, $49 and $137, respectively. A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at November 27, 2010	149,611	$29.69
Granted in 2011	113,212	28.68
Exercised in 2011	(10,667)	17.45
Forfeited in 2011	(7,638)	28.47

Outstanding at December 3, 2011	244,518	29.79
Granted in 2012	10,996	25.45
Exercised in 2012	(6,741)	17.80
Forfeited in 2012	(4,932)	32.43

Outstanding at December 1, 2012	243,841	29.88
Granted in 2013	8,112	29.58
Exercised in 2013	(6,776)	11.81
Forfeited in 2013	(5,500)	31.12

Outstanding at November 30, 2013	239,677	$30.35

Range of Exercise Prices	Outstanding at Nov. 30, 2013	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00 - $28.00	21,276	$25.37	6.0	162
$28.00 - $32.00	127,826	$28.96	6.9	517
$32.00 - $35.00	90,575	$33.48	4.9	2

	239,677	$30.35	6.1	$681

  Accumulated Other Comprehensive Loss

        As of November 30, 2013, Griffin held 2,452,462 shares of common stock in Centaur Media and accounts for its investment in Centaur Media as an available-for-sale security under ASC 320-10. Accordingly, the investment in Centaur Media is carried at its fair value on Griffin's consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income. Upon the sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that were sold during the time Griffin held those shares is reclassified from accumulated other comprehensive income and included in Griffin's consolidated statement of operations. In fiscal 2013, $716 was reclassified from accumulated other comprehensive loss for the sale of 2,824,688 shares of Centaur common stock. There were no sales of Centaur common stock in either fiscal 2012 or fiscal 2011.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Stockholders' Equity (Continued)

        Griffin complies with ASC 715-10 which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result, in fiscal 2013, noncurrent liabilities decreased by $116 and other comprehensive income increased by $68, after tax. In fiscal 2012 and fiscal 2011, noncurrent liabilities increased by $62 and $37, respectively, and other comprehensive income decreased by $48 and $35, respectively, after tax.

        Accumulated other comprehensive loss, and activity for the period, is comprised of the following:

	Unrealized loss on cash flow hedges	Unrealized gain on investment in Centaur Media	Actuarial gain on postretirement benefit plan	Total
Balance December 1, 2012	$(2,011)	$1,054	$236	$(721)
Other comprehensive income (loss) before reclassfications	100	310	68	478
Amounts reclassified	510	(716)	—	(206)

Net current period activity for other comprehensive loss	610	(406)	68	272

Balance November 30, 2013	$(1,401)	$648	$304	$(449)

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Stockholders' Equity (Continued)

        Changes in accumulated other comprehensive income (loss) are as follows:

	For the Fiscal Years Ended,
	November 30, 2013			December 1, 2012			December 3, 2011
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax
Reclassifications included in net (loss) income:
Realized gain on sale of Centaur Media (gain on sale)	$(1,099)	$383	$(716)	$—	$—	$—	$—	$—	$—
Loss on cash flow hedges (interest expense)	810	(300)	510	666	(246)	420	730	(270)	460

Total reclassifications included in net (loss) income	(289)	83	(206)	666	(246)	420	730	(270)	460

Mark to market adjustment on Centaur Media for the increase (decrease) in fair value	481	(169)	312	1,111	(389)	722	(2,098)	735	(1,363)
Mark to market adjustment on Centaur Media for the increase (decrease) in exchange gain	(1)	(1)	(2)	110	(38)	72	1	—	1
Increase (decrease) in fair value adjustment on Griffin's cash flow hedges	159	(59)	100	(1,442)	533	(909)	(1,664)	616	(1,048)
Actuarial gain (loss) on postretirement benefits program	108	(40)	68	(77)	29	(48)	(56)	21	(35)

Total change in other comprehensive income (loss)	747	(269)	478	(298)	135	(163)	(3,817)	1,372	(2,445)

Total other comprehensive income (loss)	$458	$(186)	$272	$368	$(111)	$257	$(3,087)	$1,102	$(1,985)

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

        In fiscal 2013 and fiscal 2012, Griffin declared annual dividends of $0.20 per common share, which were paid in the fiscal 2014 first quarter and fiscal 2013 first quarter, respectively. In fiscal 2011, Griffin declared dividends of $0.10 per common share for each quarter which were paid in the last three quarters of fiscal 2011 and in the fiscal 2012 first quarter to its common stockholders.

  Treasury Stock

        In fiscal 2013 and fiscal 2011, Griffin did not receive any shares of its common stock in connection with the exercise of stock options. In fiscal 2012, Griffin received 1,355 shares of its common stock in connection with the exercise of stock options. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $40.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Operating Leases

        Griffin's rental revenue reflects the leasing of industrial, flex and office space by Griffin Land and the lease of the farm in Florida previously used by Imperial. Future minimum rentals, including tenant reimbursements, to be received under noncancelable leases as of November 30, 2013 were:

2014	$17,925
2015	15,357
2016	12,298
2017	11,282
2018	8,644
Later years	22,034

$87,540

        All future minimum rental payments, principally for Griffin's corporate headquarters, under noncancelable leases, as lessee, as of November 30, 2013 were:

2014	$179
2015	173
2016	145

Total minimum lease payments	$497

        Total rental expense for all operating leases, as lessee, in fiscal 2013, fiscal 2012 and fiscal 2011 was $242, $247 and $249, respectively.

14. Supplemental Financial Statement Information

  Deferred Revenue on Land Sale

        On November 21, 2013, Griffin Land completed the Windsor Land Sale. Under the terms of the sale, Griffin Land and the buyer will each construct roadways connecting the land parcel sold with existing town roads. Because Griffin Land is required to construct the roadways, the Windsor Land Sale is being accounted for under the percentage of completion method, under which the revenue and gain on sale are recognized as the total costs related to the property sold are incurred.

        In fiscal 2013, approximately 30% of the total costs related to the Windsor Land Sale were incurred; therefore, 30% of the total revenue and pretax gain on the sale have been recognized in Griffin's fiscal 2013 consolidated statement of operations. Griffin's consolidated statement of operations for fiscal 2013 includes revenue of $2,668 and a pretax gain of $1,990 from the Windsor Land Sale. The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to take place mostly in fiscal 2014. Included on Griffin's consolidated balance sheet as of November 30, 2013 is deferred revenue of $6,300 that will be recognized as the remaining costs are incurred. Including the pretax gain on sale of $1,990 recognized in fiscal 2013, the total gain on the Windsor Land Sale is expected to be approximately $6,688 after all revenue is recognized and all costs incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways, increases or decreases

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Supplemental Financial Statement Information (Continued)

in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods (see Note 5).

        In fiscal 2012, Griffin Land closed on the Dollar Tree Sale. Under the terms of the Dollar Tree Sale, Griffin Land was required to construct a sewer line to service the land that was sold. As a result of Griffin Land's continuing involvement with the land sold, this transaction was accounted for under the percentage of completion method, under which the revenue and the pretax gain on sale were recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required construction of the sewer line. In fiscal 2013, all of the remaining costs related to the Dollar Tree Sale were incurred; therefore, from the date of the transaction through the end of fiscal 2013, all of the revenue and pretax gain on sale have been recognized in Griffin's consolidated statements of operations. Griffin's consolidated statement of operations for fiscal 2013 includes revenue of $2,474 and a pretax gain on sale of $2,109 from the Dollar Tree Sale. Including the pretax gain on sale of $3,942 recognized in fiscal 2012, the total pretax gain on the Dollar Tree Sale was $6,051 (see Note 5).

  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of:

	Nov. 30, 2013	Dec. 1, 2012
Dividend payable	$1,029	$1,028
Trade payables	865	690
Accrued construction costs	781	668
Accrued salaries, wages and other compensation	629	407
Prepaid rent	532	634
Retainage	32	274
Other accrued liabilities	940	1,203

	$4,808	$4,904

  Supplemental Cash Flow Information

        Increases of $480 and $1,221 in fiscal 2013 and fiscal 2012, respectively, in the fair value of Griffin's Investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin's cash. A decrease of $2,097 in fiscal 2011 in the fair value of Griffin's Investment in Centaur Media reflects the mark to market adjustment of this investment and did not affect Griffin's cash.

        Griffin incurred new capital lease obligations of $48, $54 and $38 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

        Accounts payable and accrued liabilities related to additions to real estate assets decreased by $129 in fiscal 2013 and increased by $400 in fiscal 2012.

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

payment for required income tax withholdings. The common stock received is included in Treasury Stock on Griffin's consolidated balance sheets as of November 30, 2013 and December 1, 2012. In fiscal 2013 and fiscal 2011, Griffin did not receive any shares of its common stock either as consideration for the exercise of employee stock options or for payment of required income tax withholdings.

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

        Griffin received an income tax refund of $56 in fiscal 2013. Griffin did not receive any income tax refunds in fiscal 2012 or fiscal 2011. Interest payments in fiscal 2013, fiscal 2012 and fiscal 2011 were $3,664, $3,560 and $4,307, respectively, including capitalized interest of $71, $596 and $134 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

  Gain on Insurance Recoveries

        In the first quarter of fiscal 2011, snow load from winter storms caused the collapse of some of Imperial's hoop houses and, as a result, some of the plants stored in those hoop houses became unsaleable. A charge of $300 was included in costs of landscape nursery sales in fiscal 2011 for the book value of the inventory that became unsaleable and is now included in results from discontinued operations. There was no charge to earnings related to the damage to the hoop houses because they were fully depreciated prior to fiscal 2011. Insurance proceeds of $479, related to the hoop house damage, were received and are reflected as a gain on insurance recovery on Griffin's fiscal 2011 consolidated statement of operations (see Note 8).

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

15. Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2013 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$5,625	$6,388	$5,504	$8,009	$25,526
Operating income (loss)	(380)	581	269	1,966	2,436
Income (loss) from continuing operations	1,684	(394)	(490)	1,110	1,910
(Loss) income from discontinued operation, net of tax	(374)	282	(439)	(7,200)	(7,731)
Net (loss) income	1,310	(112)	(929)	(6,090)	(5,821)
Per share results:
Basic:
Income (loss) from continuing operations	0.33	(0.08)	(0.10)	0.22	0.37
(Loss) income from discontinued operation, net of tax	(0.08)	0.06	(0.08)	(1.40)	(1.50)
Basic net (loss) income per common share	0.25	(0.02)	(0.18)	(1.18)	(1.13)
Diluted:
Income (loss) from continuing operations	0.33	(0.08)	(0.10)	0.22	0.37
(Loss) income from discontinued operation, net of tax	(0.08)	0.06	(0.08)	(1.40)	(1.50)
Diluted net (loss) income per common share	0.25	(0.02)	(0.18)	(1.18)	(1.13)

2012 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$4,531	$4,593	$9,983	$5,108	$24,215
Operating income (loss)	(687)	(282)	4,375	(20)	3,386
Income (loss) from continuing operations	(741)	(617)	2,173	(619)	196
Income (loss) from discontinued operations, net of tax	1,263	205	(291)	(407)	770
Net income (loss)	522	(412)	1,882	(1,026)	966
Per share results:
Basic:
Income (loss) from continuing operations	(0.14)	(0.12)	0.42	(0.12)	0.04
Income (loss) from discontinued operations, net of tax	0.24	0.04	(0.05)	(0.08)	0.15
Basic net income (loss) per common share	0.10	(0.08)	0.37	(0.20)	0.19
Diluted:
Income (loss) from continuing operations	(0.14)	(0.12)	0.42	(0.12)	0.04
Income (loss) from discontinued operations, net of tax	0.24	0.04	(0.05)	(0.08)	0.15
Diluted net income (loss) per common share	0.10	(0.08)	0.37	(0.20)	0.19

        In the fiscal 2013 fourth quarter, based on the terms of the Imperial Sale, Griffin recorded an inventory charge of $10,400 which is reflected in the loss from discontinued operations. Also, property sales revenue in Griffin's fiscal 2013 fourth quarter consolidated statement of operations reflects $2,668 from the Windsor Land Sale.

        In the 2012 fourth quarter, as a result of an increase in the estimated costs to complete the required improvements related to the Dollar Tree Sale, Griffin recorded a reduction in revenue of $657 for the Dollar Tree Sale. The increase in estimated costs was due to changes to the location of the sewer line to be constructed that was required by the governmental authority responsible for such matters. As a result, the estimated costs to complete the sewer construction increased from the

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

15. Quarterly Results of Operations (Unaudited) (Continued)

estimate made at the end of the fiscal 2012 third quarter, thus the estimated percentage of completion was lower at the end of fiscal 2012 than what was estimated at the end of the fiscal 2012 third quarter.

        The sum of the four quarters earnings per share data may not equal the annual earnings per share data due to the requirement that each period be calculated separately.

16. Commitments and Contingencies

        As of November 30, 2013, Griffin had committed purchase obligations of approximately $9,200, principally for the construction of Griffin Land's approximately 303,000 square foot industrial building in the Lehigh Valley region of Pennsylvania and the development of other Griffin properties.

        Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to Griffin's consolidated financial position, results of operations or cash flows.

17. Subsequent Events

        In accordance with FASB ASC 855, "Subsequent Events," Griffin has evaluated all events or transactions occurring after November 30, 2013, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended November 30, 2013, other than the following disclosures.

        See Note 2 for disclosure of subsequent events related to the Imperial Transaction. Also, see Note 7 for disclosure of the subsequent sale of Centaur shares.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Griffin Land & Nurseries, Inc.

        We have audited the consolidated financial statements of Griffin Land & Nurseries, Inc. and subsidiaries (the "Company") as of November 30, 2013 and December 1, 2012 and for each of the three fiscal years in the period ended November 30, 2013 listed in the index appearing under Item 15(a)(1). Our audits also included the financial statement schedules of Griffin Land & Nurseries, Inc. listed in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and subsidiaries as of November 30, 2013 and December 1, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Griffin Land & Nurseries, Inc. and subsidiaries' internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 13, 2014 expressed an unqualified opinion on the effectiveness of Griffin Land & Nurseries, Inc.'s internal control over financial reporting.

New Haven, Connecticut
February 13, 2014

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

        Management's Report on Internal Control Over Financial Reporting:    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of November 30, 2013, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 1992. Based on its assessment and those criteria, management of the Company has concluded that, as of November 30, 2013, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, McGladrey LLP, has audited the effectiveness of the Company's internal control over financial reporting as of November 30, 2013, as stated in their attestation report appearing below.

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

        We have audited Griffin Land & Nurseries, Inc.'s (the "Company") internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Griffin Land & Nurseries, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Griffin Land & Nurseries, Inc. as of November 30, 2013 and December 1, 2012 and for each of the three fiscal years in the period ended November 30, 2013 listed in the index appearing under Item 15(a)(1) and our report dated February 13, 2014 expressed an unqualified opinion.

New Haven, Connecticut
February 13, 2014

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Frederick M. Danziger	73	Chairman of the Board of Directors and Chief Executive Officer
Winston J. Churchill, Jr.	73	Director
David M. Danziger	47	Director
Thomas C. Israel	69	Director
John J. Kirby, Jr.	74	Director
Jonathan P. May	47	Director
Albert H. Small, Jr.	57	Director
Michael S. Gamzon	44	President and Chief Operating Officer
Scott Bosco	47	Vice President of Construction, Griffin Land, LLC
Anthony J. Galici	56	Vice President, Chief Financial Officer and Secretary
Thomas M. Lescalleet	51	Senior Vice President, Griffin Land, LLC

        Griffin's directors are each elected for a term of one year.

        Frederick M. Danziger has been the Chairman of the Board of Directors and Chief Executive Officer since May 2012. Mr. Frederick M. Danziger was a Director and the President and Chief Executive Officer of Griffin from April 1997 to May 2012, and was a Director of Culbro Corporation from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Frederick M. Danziger was Of Counsel to the law firm of Latham & Watkins from 1995 until 1997. From 1974 until 1995, Mr. Frederick M. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Frederick M. Danziger also is a Director of Monro Muffler Brake, Inc. and Bloomingdale Properties, Inc. Frederick M. Danziger is the father of David M. Danziger, the father-in-law of Michael S. Gamzon and the brother-in-law of John J. Kirby, Jr. Mr. Danziger's background as a lawyer and his extensive experience and knowledge with respect to real estate and real estate financing, which is a significant part of Griffin's business, provides a unique perspective to the Board.

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

        John J. Kirby, Jr. has been a Director since November 2012. Mr. Kirby, Jr. retired in 2007 as a partner of Latham & Watkins, LLP and was head of litigation of that firm's New York office from 1996 to 2004. Mr. Kirby, Jr. is the brother-in-law of Mr. Frederick M. Danziger. Mr. Kirby, Jr.'s background as a lawyer and his general business experience and knowledge provides an additional perspective to the Board.

        Jonathan P. May has been a Director since September 2012. Mr. May has been the Chief Operating Officer and Chief Financial Officer and a Director of The CarbonNeutral Company, a private company that is a leading provider of carbon reduction programs for corporations since 2008. Mr. May was the founder and managing Director of Catalytic Capital, LLC from 2004 to 2008. Mr. May has significant general business experience, finance experience, and expertise as an executive.

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

        Michael S. Gamzon has been the President and Chief Operating Officer since May 2012. Mr. Gamzon was Executive Vice President and Chief Operating Officer of Griffin from September 2010 to May 2012 and was a Vice President of Griffin from January 2008 through August 2010. Mr. Gamzon was an investment analyst with Alson Capital Partners, LLC from April 2005 until January 2008 and an investment analyst with Cobalt Capital Management, LLC from March 2002 until March 2005. Mr. Gamzon is the son-in-law of Frederick M. Danziger and the brother-in-law of David M. Danziger.

        Scott Bosco has been the Vice President of Construction of Griffin Land, LLC division since July 2005.

        Anthony J. Galici has been the Vice President, Chief Financial Officer and Secretary of Griffin since April 1997.

        Thomas M. Lescalleet has been the Senior Vice President of Griffin Land, LLC since March 2002.

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

Audit Committee

        Griffin's Audit Committee consists of Thomas C. Israel, Chairman, Jonathan P. May and Albert H. Small, Jr. All members of the Audit Committee meet the NASDAQ composition requirements, including the requirements regarding financial literacy, and the Board has determined that each member is independent under the listing standards of NASDAQ and the rules of the SEC, regarding audit committee membership. In addition, Mr. Israel's employment experience in finance results in his financial sophistication under NASDAQ rules, although none of the members of the Audit Committee are considered a financial expert as defined by Item 407(d)(5) of Regulation S-K of the Securities and Exchange Act of 1934 (an "audit committee financial expert"). Griffin does not have an audit committee financial expert because it believes the members of its Audit Committee have sufficient financial expertise and experience to provide effective oversight of Griffin's accounting and financial reporting processes and the audits of Griffin's financial statements in accordance with NASDAQ rules. In addition, through January 31, 2012, the Audit Committee engaged an accounting and auditing firm as an advisor to the Audit Committee in carrying out its responsibilities, represented by a partner who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies. Subsequent to January 31, 2012, the Audit Committee directly engaged the former partner of the accounting and auditing firm that had provided service to Griffin to advise the Audit Committee. The Audit Committee believes that its engagement of the former audit partner as an advisor provides it with additional expertise that is equivalent to that provided by an audit committee financial expert. The Audit Committee approves all auditing and non-auditing services, reviews audit reports and the scope of audit by Griffin's independent registered public accountants and related matters pertaining to the preparation and examination of Griffin's financial statements. From time to time, the Audit Committee makes recommendations to the Board of Directors with respect to the foregoing matters. The Audit Committee held 4 meetings in fiscal 2013.

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

Nominating Committee

        Griffin's Nominating Committee consists of Thomas C. Israel, Chairman, Winston J. Churchill, Jr. and Albert H. Small, Jr. The three members of the Nominating Committee are independent directors. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. In searching for qualified director candidates for election to Griffin's Board of Directors and to fill vacancies on the Board, the Board may solicit current directors for the names of potentially qualified candidates and may ask directors to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates and will consider suggestions from shareholders for nominees for election as directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Board believes such a policy is not necessary in that the Nominating Committee will consider nominees based on a nominee's qualifications, regardless of whether the nominee is recommended by stockholders. The Nominating Committee does not have a charter. The Nominating Committee held 1 meeting in fiscal 2013.

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

Communication with the Board of Directors or Nominating Committee

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Griffin's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. Based on its involvement in the preparation of certain such forms, and a review of copies of other such forms received by it, Griffin believes that with respect to fiscal 2013, all such Section 16(a) filing requirements were satisfied.

ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

        This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to each of Griffin's named executive officers (the "Named Executive Officers") during the last completed fiscal year. The Named Executive Officers for the fiscal year ended November 30, 2013 are as follows:

Frederick M. Danziger	Chairman of the Board and Chief Executive Officer ("CEO") of Griffin
Michael S. Gamzon	President and Chief Operating Officer ("COO") of Griffin
Anthony J. Galici	Vice President, Chief Financial Officer and Secretary of Griffin
Thomas M. Lescalleet	Senior Vice President of Griffin Land, LLC
Gregory M. Schaan	Former President and Chief Executive Officer of Imperial Nurseries, Inc.

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

Annual Incentive Compensation Programs

        Griffin's annual incentive programs are designed to recognize short-term performance against established annual performance goals for each of its operating businesses, as explained below. These performance goals are developed by the Chairman and CEO and approved or modified, as necessary, by the Compensation Committee. Additionally, the Compensation Committee retains the discretion to adjust any awards made to Griffin's executives, including making awards in the absence of the attainment of any of the performance goals under Griffin's annual incentive compensation plans. Any such adjustment may only be to the benefit of the participants. The Compensation Committee made a discretionary increase in the amount of $158,344 to the incentive compensation pool for fiscal 2013 under the Griffin Land Incentive Compensation Plan. Griffin makes annual incentive payments, if any, in the year following the year in which they are earned.

Griffin Land

        Under the Griffin Land Incentive Compensation Plan for Fiscal Year 2013 (the "Griffin Land Incentive Plan"), incentive compensation is awarded based on certain defined components, including: (i) profit from property sales in Connecticut and Massachusetts (10% of the pretax profit on property sales, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $150,000 of incentive compensation that could have been accrued under this component); (ii) value generated from build-to-suit buildings in Connecticut and Massachusetts entered into in fiscal 2013 (10% of the incremental value created, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $200,000 of incentive compensation that could have been accrued under this component); (iii) value generated from the leasing of buildings built on speculation in Connecticut or Massachusetts (10% of the incremental value generated, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $200,000 of incentive compensation that could have been accrued under this component); (iv) the leasing of currently vacant space in Connecticut (with a maximum of an aggregate $185,000 of incentive compensation that could have been accrued under this component); (v) the renewal of leases expiring in Connecticut in fiscal 2013 (with a maximum of an aggregate $80,000 of incentive compensation that could have been accrued under this component); and (vi) value generated from build-to-suit buildings in Pennsylvania entered into in fiscal 2013 (10% of the incremental value created, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $200,000 of incentive compensation could have been accrued under this component); (vii) value generated from the leasing of buildings built on speculation in Pennsylvania (10% of the incremental value generated, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $200,000 of incentive compensation could have been accrued under this component); and (viii) the leasing of currently vacant industrial space in Pennsylvania (with a maximum of an aggregate $75,000 of incentive compensation that could have been accrued under this component). Any amounts of incentive compensation earned under components (iv) and (v) are subject to adjustment based on the amount of funds from operations, as defined in the Griffin Land Incentive Plan, achieved by Griffin Land. Any amounts of incentive compensation earned under components (vi), (vii) and (viii), as defined in the Griffin Land

Incentive Plan, resulted in 50% of such amount being added to the incentive compensation pool applicable to Griffin Land employees with the remaining 50% of incentive compensation earned to be distributed at the discretion of the Compensation Committee. These objectives are designed to reward management for increasing the operating cash flow of the real estate business. Amounts earned under each objective are accrued into an incentive compensation pool up to a maximum incentive compensation amount, which in fiscal 2013 was $1,052,500 [($815,000 related to components (i), (ii), (iii), (iv) and (v) and $237,500 (50% of the maximum of $475,000) related to components (vi), (vii) and (viii))] for Griffin Land employees and $237,500 [(50% of the maximum of $475,000 related to components (vi), (vii) and (viii))] to be distributed at the discretion of the Compensation Committee if all targets were achieved at their maximum amounts. The incentive compensation pool is divided among executives and employees of Griffin Land. The amounts earned by Griffin Land employees under the Griffin Land Incentive Plan may be increased at the discretion of the Compensation Committee. The Compensation Committee increased the incentive compensation pool of the Griffin Land Incentive Plan for fiscal 2013 by $158,344 principally due to the completion of the sale of approximately 90 acres of undeveloped land for $9.0 million in fiscal 2013. Incentive compensation on that transaction was specifically excluded from the component of the Griffin Land Incentive Plan for property sales and left to the discretion of the Compensation Committee.

        Over the past three years, achievement of the components of the Griffin Land Incentive Plan has been as follows:

Incentive Plan Component	Fiscal 2013	Fiscal 2012	Fiscal 2011
Profit from property sales	Achieved	Achieved	Achieved
Value generated from buildings built on speculation	Achieved	Not Achieved	Not Applicable
Value generated from build-to-suit projects	Not Achieved	Not Achieved	Not Achieved
Leasing of currently vacant space	Achieved	Achieved	Achieved
Renewal of expiring leases	Achieved	Achieved	Achieved

        The achievement of profit from property sales, value generated from buildings built on speculation, leasing of currently vacant space and renewal of expiring leases resulted in $131,656 being accrued into the incentive compensation pool for the Griffin Land Incentive Plan for fiscal 2013. Subsequently, the Compensation Committee, at its discretion, increased the incentive compensation pool by $158,344 bringing the total amount accrued into the Griffin Land incentive compensation pool for fiscal 2013 to $290,000. Per the Griffin Land Incentive Plan for fiscal 2013, achievement of the value generated from the leasing of buildings built on speculation in Pennsylvania component resulted in $55,243, 50% of the incremental value generated, available for distribution at the discretion of the Compensation Committee. The Compensation Committee, at its discretion, authorized distribution of $27,500 of the $55,243. The $27,500 was distributed as follows: $2,500 to Griffin Land's Senior Vice President; $5,000 Griffin Land's Vice-President of Construction; and $20,000 to Griffin's President and COO. No other Named Executive Officer received a discretionary allocation from the Compensation Committee.

Imperial Nurseries

        Under the Imperial Nurseries, Inc. Incentive Compensation Plan for Fiscal Year 2013 (the "Imperial Incentive Plan"), incentive compensation is awarded based on the achievement of certain defined components, including operating profit and operating cash flow, by Imperial Nurseries, Inc, ("Imperial").

Operating Profit

        The amount to be accrued into Imperial's incentive compensation pool with respect to operating profit is a percentage of Imperial's operating profit achieved. If Imperial incurs an operating loss, no incentive compensation is accrued. If Imperial achieves an operating profit below $250,000, 30% of the operating profit is accrued into the incentive compensation pool. If Imperial's operating profit is between $250,000 and $500,000, $75,000 plus 40% of the operating profit above $250,000 is accrued into the incentive compensation pool. If Imperial's operating profit is between $500,000 and $750,000, $175,000 plus 50% of the operating profit above $500,000 is accrued into the incentive compensation pool. If Imperial's operating profit is between $750,000 and $1,000,000, $300,000 plus 30% of the operating profit above $750,000 is accrued into the incentive compensation pool. If Imperial's operating profit is above $1,000,000, $375,000 plus 25% of the operating profit above $1,000,000 is accrued into the incentive compensation pool. Because Imperial did not achieve an operating profit in fiscal 2013, no amounts were accrued into Imperial's incentive compensation pool for the operating profit component of the Imperial Incentive Plan.

Operating Cash Flow

        The amount to be accrued into Imperial's incentive compensation pool with respect to operating cash flow is $20,000 if operating cash flow, as calculated for incentive compensation purposes, equals $250,000, or $0 if operating cash flow, as calculated for incentive compensation purposes, is below $250,000. If operating cash flow, as calculated for incentive compensation purposes, exceeds $250,000 but is less than $425,000, 12% of the operating cash flow above $250,000 will also be accrued into the incentive compensation pool. For each additional $25,000 increment of operating cash flow, as calculated for incentive compensation purposes, above $425,000, $3,125 of incentive compensation will also be accrued into the incentive compensation pool. Because Imperial's fiscal 2013 operating cash flow, as calculated for incentive compensation purposes, was below $250,000, no amounts were accrued into Imperial's incentive compensation pool for the operating cash flow component of the Imperial Incentive Plan.

        No amounts were accrued into Imperial's incentive compensation pool for fiscal 2013 because neither the operating profit component nor the operating cash flow component were met.

Corporate

        The 2013 Corporate Incentive Compensation Plan (the "Corporate Incentive Plan") was designed to reward corporate employees, including Griffin's Chairman and CEO, President and COO and the Vice President, Chief Financial Officer and Secretary, based on the results of Griffin's operating businesses, consistent with Griffin's goal to award for performance through team results as discussed above. Under the Corporate Incentive Plan, the amount of corporate incentive compensation was based on the levels of incentive compensation earned at Griffin Land and Imperial. If both the employees at Griffin Land and the senior executives at Imperial had earned incentive compensation under their respective plans, then an amount equal to 80% of the sum of those respective pools would accrue into the Corporate incentive compensation pool. However, because only Griffin Land earned incentive compensation, an amount equal to 30% of the total amount of the Griffin Land incentive compensation pool, including the Compensation Committee's discretionary increase to the Griffin Land incentive compensation pool, or $87,000 ($39,497 attributable to the non-discretionary incentive plan compensation and $47,503 attributable to the Compensation Committee's discretionary increase), was accrued into the Corporate incentive compensation pool, of which the President and COO and the Vice President, Chief Financial Officer and Secretary were beneficiaries. The President and COO was allocated $34,800 (40%) of the total pool with $15,799 attributable to incentive plan compensation and $19,001 attributable to the Compensation Committee's discretionary increase to the incentive compensation pool. The President and COO also received $20,000 of the $55,243 of incentive compensation, distributed at the discretion of the Compensation Committee, related to buildings built on speculation in Pennsylvania under the Griffin Land Incentive Plan for fiscal 2013. The Vice President, Chief Financial Officer and Secretary was allocated $30,450 (35%) of the total pool with

$13,824 attributable to non-discretionary incentive plan compensation and $16,626 attributable to the Compensation Committee's discretionary increase to the incentive compensation pool. The Chairman and CEO received no allocation.

Long-Term Incentive Program—Equity Awards

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

        Stock option awards to Named Executive Officers are entirely discretionary. The Chairman and CEO recommends whether and how many stock options should be awarded to the other Named Executive Officers, and the Compensation Committee approves or, if necessary, modifies his recommendations. The Compensation Committee solely determines whether and how many stock options should be awarded to the Chairman and CEO. In making stock option award determinations, the Chairman and CEO and the Compensation Committee consider the prior contribution of participants and their expected future contributions to the growth of Griffin. In fiscal 2013, no stock options were awarded to the Named Executive Officers and no stock options were issued to other employees.

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

        Of the 386,926 shares of common stock reserved for issuance under the 2009 Stock Option Plan, as of November 30, 2013, 127,181 shares were subject to outstanding options granted under the 2009 Stock Option Plan. In addition, as of November 30, 2013, 259,745 shares were available for future awards under the 2009 Stock Option Plan (which includes certain shares that again became available following the forfeiture of outstanding options). For more information on stock options, see the Summary Compensation Table, Grants of Plan-Based Awards Table, Outstanding Equity Awards Table and their footnotes.

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

Analysis

Base Salary

        The following table presents the base salaries for Griffin's Named Executive Officers in 2013 and the percentage increase over their 2012 base salaries.

	Annual Salary	% Increase
Mr. Danziger	$530,500	2%
Mr. Gamzon	$338,200	2%
Mr. Galici	$278,900	2%
Mr. Lescalleet	$244,078	2%
Mr. Schaan	$249,700	2%

Annual Incentive Compensation Program

        The following table presents the total annual incentive payments made to the Named Executive Officers for fiscal 2013, the amount of annual incentive compensation awarded under Griffin's respective annual incentive compensation plans, and the amount of any discretionary bonus the Compensation Committee awarded to the Named Executive Officers.

	Incentive Plan Payments	Discretionary Bonus Payments	Total Annual Incentive Payments
Mr. Danziger	—	—	—
Mr. Gamzon	$35,799	$19,001	$54,800
Mr. Galici	$13,824	$16,626	$30,450
Mr. Lescalleet	$41,997	$47,503	$89,500
Mr. Schaan	—	—	—

Griffin Land

        Mr. Lescalleet was awarded $89,500 in annual incentive compensation for 2013 based on the formula under the Griffin Land Incentive Plan which included $47,503 of the $158,344 discretionary amount added by the Compensation Committee to the Griffin Land Incentive Plan incentive compensation pool for fiscal 2013 and $2,500 of the $55,243 of incentive compensation, distributed at the discretion of the Compensation Committee, related to buildings built on speculation in Pennsylvania under the Griffin Land Incentive Plan for fiscal 2013.

Imperial Nurseries

        Mr. Schaan did not receive an award under the Imperial Incentive Plan because Imperial did not achieve an operating profit or meet the operating cash flow requirements of the Imperial Incentive Plan in fiscal 2013. The Compensation Committee did not exercise its discretion to alter the formula result of the Imperial Incentive Plan.

Corporate

        Because only employees at Griffin Land earned incentive compensation for fiscal 2013, under the Corporate Incentive Plan, the President and COO was entitled to receive incentive compensation of $34,800 of which $15,799 is attributable to non-discretionary incentive plan compensation and $19,001 is attributable to the Compensation Committee's discretionary increase to the incentive compensation pool and the Vice President, Chief Financial Officer and Secretary was entitled to receive incentive compensation of $30,450 of which $13,824 is attributable to non-discretionary incentive plan compensation and $16,626 is attributable to the Compensation Committee's discretionary increase to the incentive compensation pool. The Chairman and CEO was not entitled to any incentive compensation. The Compensation Committee did not exercise its discretion to alter the formula result of the Corporate Incentive Plan.

        The President and COO also received $20,000 of the $55,243 of incentive compensation, distributed at the discretion of the Compensation Committee, related to buildings built on speculation in Pennsylvania under the Griffin Land Incentive Plan for fiscal 2013. The Chairman and CEO and Vice President, Chief Financial Officer and Secretary received no discretionary allocation from the Compensation Committee.

Shareholder Say-on-Pay Votes

        At Griffin's 2013 annual meeting of stockholders, Griffin's stockholders were given the opportunity to cast an advisory vote on Griffin's executive compensation. Approximately 99.5% of the votes cast on this "2013 say-on-pay vote" were voted in favor of the proposal. Griffin has considered the 2013 say-on-pay vote and believes that the overwhelming support of the Griffin stockholders for the 2013 say-on-pay vote proposal indicates that Griffin's stockholders are supportive of the approach to executive compensation. Thus Griffin did not make changes to its executive compensation arrangements in response to the 2013 say-on-pay vote. In the future, Griffin will continue to consider the outcome of the say-on-pay votes when making compensation decisions regarding its Named Executive Officers.

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

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed with management Griffin's Compensation Discussion and Analysis, and based upon this review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K and the Company's Proxy Statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Winston J. Churchill, Jr. (Chairman) Thomas C. Israel Albert H. Small, Jr.

Summary Compensation Table

        The following table presents information regarding compensation of each of Griffin's Named Executive Officers for services rendered during fiscal years 2013, 2012 and 2011.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)		Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(8) ($)		All Other Compensation ($)		Total ($)
Frederick M. Danziger	2013	$529,692	$—		$—	$—		$15,923	(3)	$545,615
Chairman and Chief	2012	$520,000	$—		$—	$—		$15,858		$535,858
Executive Officer of Griffin	2011	$538,846	$—		$322,000	$—		$15,825		$876,671
Michael S. Gamzon	2013	$337,685	$19,001		$—	$35,799		$10,220	(4)	$402,705
President and Chief	2012	$331,000	$7,260	(10)	$—	$8,490	(10)	$10,078		$356,808
Operating Officer of Griffin	2011	$334,615	$—		$322,000	$13,094		$9,967		$679,676
Anthony J. Galici	2013	$278,477	$16,626		$—	$13,824		$16,618	(5)	$325,545
Vice President, Chief	2012	$272,984	$7,260	(10)	$—	$8,490	(10)	$16,554		$305,268
Financial Officer and Secretary of Griffin	2011	$277,673	$—		$161,000	$13,094		$16,840		$468,607
Thomas M. Lescalleet	2013	$243,710	$47,503		$—	$41,997		$10,709	(6)	$343,919
Senior Vice President,	2012	$238,931	$41,484		$—	$48,516		$10,634		$339,565
Griffin Land, LLC	2011	$243,092	$—		$161,000	$74,820		$10,929		$489,841
Gregory M. Schaan(9)	2013	$249,323	$—		$—	$—		$12,278	(7)	$261,601
Former President and	2012	$244,800	$—		$—	$—		$7,552		$252,352
Chief Executive Officer of Imperial	2011	$253,661	$—		$161,000	$—		$7,670		$422,331

(1)
Fiscal 2011 was a 53-week year.

(2)
Option award amounts represent the grant date fair value for options granted to each of the Named Executive Officers in fiscal 2011. The assumptions used in determining the grant date fair value of the option awards are set forth in Note 12 of Griffin's consolidated financial statements. Option awards are made at the discretion of the Compensation Committee. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. Expense is recognized ratably in monthly increments over the three, four and five year vesting periods, and is based on the grant date fair value of the options. The grant date fair value does not change to reflect any subsequent changes in Griffin's stock price.

(3)
Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,280 and matching contributions related to the Deferred Compensation Plan of $11,451.

(4)
Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,666 and matching contributions related to the Deferred Compensation Plan of $5,362.

(5)
Represents life insurance premiums of $365, matching contributions related to the Griffin 401(k) Savings Plan of $4,499, matching contributions related to the Deferred Compensation Plan of $3,754 and an automobile allowance of $8,000.

(6)
Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,869, matching contributions related to the Deferred Compensation Plan of $2,348 and a medical insurance allowance of $3,300.

(7)
Represents life insurance premiums of $192, matching contributions related to the Griffin 401(k) Savings Plan of $4,350, matching contributions related to the Deferred Compensation Plan of $3,028 and a payment for unused vacation of $4,708.

(8)
Messrs. Gamzon and Galici are beneficiaries of the Corporate Incentive Plan. Mr. Lescalleet is a beneficiary of the Griffin Land Incentive Plan.

(9)
Mr. Schaan resigned his position as President and CEO of Imperial effective January 8, 2014 in connection with the Imperial Transaction.

(10)
In fiscal 2012, Messrs. Gamzon and Galici received incentive compensation payments from the Corporate Incentive Plan. The Corporate Incentive Plan incentive compensation pool was allocated 15% of the Griffin Land Incentive Plan incentive compensation pool which included an increase made at the discretion of the Compensation Committee. The portion of the Corporate Incentive Plan attributable to the Compensation Committee's discretionary increase is deemed to be a bonus rather than a performance-based incentive award; therefore, the 2012 Non-Equity Incentive Plan Compensation amount reported in Griffin's Annual Report on Form 10-K has been split between Bonus and Non-Equity Incentive Plan Compensation to conform to the fiscal 2013 reporting methodology. Total compensation as previously reported did not change. The Compensation Committee did not exercise its discretion to increase the Griffin Land Incentive Plan incentive compensation pool or the Corporate Incentive Plan compensation pool in fiscal 2011.

Grants of Plan-Based Awards

        The following table presents information regarding the incentive awards granted to Griffin's Named Executive Officers for fiscal 2013.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
				Option Awards: Number of Securities Underlying Options (#)			Grant Date Fair Value of Stock and Option Awards ($)
					Exercise Price of Option Awards ($/sh)	Closing Market Price on Grant Date ($/sh)
Name	Grant Date	Target ($)	Maximum ($)
Frederick M. Danziger(1)	n/a	$—	n/a	—	n/a	n/a	n/a
Michael S. Gamzon(1)	n/a	$15,799	n/a	—	n/a	n/a	n/a
Anthony J. Galici(1)	n/a	$13,824	n/a	—	n/a	n/a	n/a
Thomas M. Lescalleet(2)	n/a	$41,997	$315,750	—	n/a	n/a	n/a
Gregory M. Schaan(3)	n/a	$—	n/a	—	n/a	n/a	n/a

(1)
There are no threshold, target or maximum levels under the Corporate Incentive Plan. The amounts of payments to Messrs. Danziger, Gamzon and Galici under the Corporate Incentive Plan, if any, depend on the performance of Griffin's operating businesses during the fiscal year. The amounts shown for Messrs. Danziger, Gamzon and Galici in the Target column reflect the amounts payable to them under the plan based on the performance of Griffin Land and Imperial in fiscal 2013 (excluding the portion of the award pursuant to the Corporate Incentive Plan attributable to Compensation Committee's discretionary increase in the Griffin Land Incentive Plan bonus pool). Mr. Danziger did not receive a formula-based award pursuant to the Corporate Incentive Plan. The Compensation Committee did not exercise its discretion to award Messrs. Danziger or Galici any additional incentive bonus for fiscal 2013.

(2)
The Griffin Land Incentive Plan has no threshold or target levels; however, there is a maximum amount payable to Mr. Lescalleet under the Griffin Land Incentive Plan as shown in the

  Maximum column. The amount in the Target column for Mr. Lescalleet reflects the amount payable of $39,497 based on Griffin Land's performance during fiscal 2013 and $2,500 of the $55,243 of incentive compensation, distributed at the discretion of the Compensation Committee, related to buildings built on speculation in Pennsylvania under the Griffin Land Incentive Plan for fiscal 2013. Such amount excludes Mr. Lescalleet's portion, $47,503, of the discretionary amount of $158,344 added by the Compensation Committee to the Griffin Land Incentive Plan incentive compensation pool for fiscal 2013. Mr. Lescalleet's maximum of $315,750 is calculated assuming all goals of the Griffin Land Incentive Plan are met at the maximum level of each, which would result in an accrual of $1,052,500 into the incentive compensation pool of the Griffin Land Incentive Plan. Mr. Lescalleet is entitled to 30% of the incentive compensation pool of the Griffin Land Incentive Plan.

(3)
There are no threshold, target or maximum levels under the Imperial Incentive Plan. The amounts payable to Mr. Schaan under the Imperial Incentive Plan depend on the operating profit, if any, and achieving an operating cash flow, as calculated under the Imperial Incentive Plan, for the fiscal year. Based on Imperial's performance during fiscal 2013, Mr. Schaan was not eligible to receive any payout pursuant to the Imperial Incentive Plan. Therefore, the representative amount shown under the Target column for Mr. Schaan is $0.

Employment Agreement with Named Executive Officer

        On December 30, 2013, Griffin and Imperial entered into an Amended and Restated Employment Agreement (the "Amended Employment Agreement") with Mr. Schaan, pursuant to which he agreed to serve as President of Imperial. The Amended Employment Agreement, which was effective as of November 30, 2013, amended and restated the employment agreement between Imperial and Mr. Schaan dated as of January 1, 2001, as amended on April 7, 2008. The initial term of the Amended Employment Agreement was expected to end on November 30, 2014 and the agreement was to renew automatically for one year on November 30, 2014 and each December 1 occurring in 2015 or thereafter, unless notice was given by either party at least sixty days prior to December 1. However, Mr. Schaan resigned as President and CEO of Imperial effective January 8, 2014 in connection with the Imperial Transaction.

        The Amended Employment Agreement stated that Mr. Schaan's annual base salary was $249,700. The Employment Agreement also provided that Mr. Schaan was entitled to receive not less than 30% of Imperial's senior management incentive compensation pool as approved by the Compensation Committee. Mr. Schaan was also entitled to a term life insurance policy in an amount equal to Mr. Schaan's annual base salary. The Employment Agreement also prohibits Mr. Schaan from competing with Imperial for one year after his employment terminated. For a discussion of the termination provisions and payments thereunder, please see the discussion in "Potential Payments Upon Termination or Change in Control" below.

Outstanding Equity Awards at Fiscal Year-End

        The following table presents information with respect to each unexercised stock option held by Griffin's Named Executive Officers as of November 30, 2013. There are no restricted stock awards.

	Option Awards(3)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised In-the-Money Options at Fiscal Year End(1) ($) Exercisable		Value of Unexercised In-the-Money Options at Fiscal Year End(1) ($) Unexercisable
Frederick M. Danziger	10,000	5,000	$33.07	1/20/2019	$—	(2)	$—	(2)
	—	25,000	$28.77	1/19/2021	$—		$105,750

	10,000	30,000			$—		$105,750

Michael S. Gamzon	25,000	—	$34.04	1/9/2018	$—	(2)	$—
	5,000	2,500	$33.07	1/20/2019	$—	(2)	$—	(2)
	—	25,000	$28.77	1/19/2021	$—		$105,750

	30,000	27,500			$—		$105,750

Anthony J. Galici	5,000	2,500	$33.07	1/20/2019	$—	(2)	$—	(2)
	—	12,500	$28.77	1/19/2021	$—		$52,875

	5,000	15,000			$—		$52,875

Thomas M. Lescalleet	5,000	2,500	$33.07	1/20/2019	$—	(2)	$—	(2)
	—	12,500	$28.77	1/19/2021	$—		$52,875

	5,000	15,000			$—		$52,875

Gregory M. Schaan(4)	5,000	2,500	$33.07	1/20/2019	$—	(2)	$—	(2)
	—	12,500	$28.77	1/19/2021	$—		$52,875

	5,000	15,000			$—		$52,875

(1)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $33.00 per share (the closing price of Griffin's common stock on November 29, 2013, the last business day of the fiscal year) and the exercise price of each stock option.

(2)
There is no amount stated because the exercise price of the stock options is greater than the fair market value of $33.00 per share (the closing price of Griffin's common stock on November 29, 2013, the last business day of the fiscal year).

(3)
Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of the grant (which is ten years prior to the applicable option expiration date).

(4)
Mr. Schaan resigned as President and CEO of Imperial effective January 8, 2014 in connection with the Imperial Transaction. As of the date of his resignation, Mr. Schaan held stock options to acquire 20,000 shares of Griffin's common stock. All such options, vested and not vested, were cancelled upon Mr. Schaan's resignation.

Non-Qualified Deferred Compensation

        Griffin maintains a Deferred Compensation Plan for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin 401(k) Savings Plan. A portion of an eligible employee's salary may be deferred. The investment options in the Deferred Compensation Plan mirror those of the Griffin 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets. Performance results of an employee's balance in the Deferred Compensation Plan are based on the returns of the mutual funds selected by the employee as if the amounts deferred were invested in the selected mutual funds. Distributions from the Deferred Compensation Plan may occur at termination of employment and/or at the time of qualifying hardship events, as defined. The following table presents information with respect to defined contribution plans or other plans providing for deferral of compensation on a non-tax qualified basis for Griffin's Named Executive Officers as of November 30, 2013.

Name	Executive Contributions for FYE 11/30/2013	Griffin Contributions for FYE 11/30/2013(1)	Aggregate Earnings in FYE 11/30/2013	Aggregate Balance as of FYE 11/30/2013
Frederick M. Danziger	$41,557	$11,451	$345,161	$1,367,041
Michael S. Gamzon	$22,530	$5,362	$36,610	$169,638
Anthony J. Galici	$30,813	$3,754	$114,558	$599,156
Thomas M. Lescalleet	$1,602	$2,348	$17,491	$100,870
Gregory M. Schaan	$32,716	$3,028	$144,159	$628,561

(1)
Griffin's contributions to the Deferred Compensation Plan are included in the "All Other Compensation" column of the Summary Compensation Table. No earnings from the Deferred Compensation Plan are included in the "All Other Compensation" column of the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

        Mr. Schaan resigned in connection with the Imperial Transaction, effective January 8, 2014, and, under the terms of the Amended Employment Agreement, he was not entitled to any payments as a result of his resignation.

Director Compensation

        The following table represents information regarding the compensation paid during fiscal 2013 to members of Griffin's Board of Directors who are not also employees (the "Non-Employee Directors"). The compensation paid to Mr. Frederick M. Danziger is presented above in the Summary Compensation Table and the related explanatory notes.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)
Winston J. Churchill, Jr.	$46,796	$17,495	(1)	$64,291
David M. Danziger	$32,000	$17,495	(1)	$49,495
Frederick M. Danziger	$—	$—		$—
Thomas C. Israel	$57,000	$17,495	(1)	$74,495
John J. Kirby, Jr.	$32,000	$17,495	(1)	$49,495
Jonathan P. May	$40,704	$17,495	(1)	$58,199
Albert H. Small, Jr.	$47,204	$17,495	(1)	$64,699

(1)
The amount shown for Option Awards reflects the grant date fair value of options granted in fiscal 2013. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in Note 12 of the Notes to Consolidated Financial Statements.

        The following table represents the number of outstanding and unexercised stock option awards held by each of the Non-Employee Directors as of November 30, 2013:

Director	Number of Shares Subject to Outstanding Options as of 11/30/13
Winston J. Churchill, Jr.	13,961
David M. Danziger	7,277
Thomas C. Israel	13,961
John J. Kirby, Jr.	3,730
Jonathan P. May	3,222
Albert H. Small, Jr.	9,026

        Members of the Board of Directors who are not employees of Griffin receive $25,000 per year and $1,000 for each Board or Committee meeting they attend. A non-employee Chairman of the Board of Directors receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each receive an annual fee of $10,000 per year. The Nominating Committee Chairman receives an annual fee of $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen, each receive $5,000 per year for their service on the Committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on the Committee. Annual retainers are paid in quarterly installments. Upon the initial election of a Non-Employee Director to the Board of Directors, the Non-Employee Director is granted options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of the grant. The number of shares subject to options granted to Non-Employee Directors at the time of initial election to the Board of Directors is equal to $60,000 divided by the fair market value per share of Griffin common stock at the time of grant. The 2009 Stock Option Plan also provides that Non-Employee Directors annually receive options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of grant. Under the 2009 Stock Option Plan, the number of shares, subject to options, granted to Non-Employee Directors upon their reelection to the Board of Directors, is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2013, Griffin granted Messrs. Churchill, David M. Danziger, Israel, Kirby, May and Small each options exercisable for 1,352 shares of Common Stock at the time of their reelection to the Board of Directors. Griffin expects to grant additional options to its Non-Employee Directors in 2014 consistent with the 2009 Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2013, Messrs. Israel, Churchill and Small served as members of Griffin's Compensation Committee. No member of the Compensation Committee has been an officer or employee of Griffin. None of Griffin's executive officers have served as a director or member of the compensation committee of any entity whose executive officers served as a director of Griffin or as a member of Griffin's Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by: (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and executive officers of Griffin, collectively. Unless otherwise indicated, information is provided as of January 31, 2014.

Name and Address(1)	Shares Beneficially Owned(2)	Percent of Total
Cullman and Ernst Group (3)	2,469,020	46.7
Frederick M. Danziger (3)	258,045	4.9
David M. Danziger (3)	470,089	8.9
Michael S. Gamzon (3)	121,989	2.3
John J. Kirby, Jr. (3)	3,378	*
Winston J. Churchill, Jr. SCP Partners 1200 Liberty Ridge Drive, Suite 300 Wayne, PA 19087	25,971	*
Thomas C. Israel Ingleside Investors 12 East 49th Street New York, NY 10017	36,971	*
Jonathan P. May The CarbonNeutral Company 10 East 40th Street New York, NY 10128	1,870	*
Albert H. Small, Jr. 7311 Arrowood Road Bethesda, MD 20817	5,987	*
Anthony J. Galici Griffin Land & Nurseries, Inc. 90 Salmon Brook Street Granby, CT 06035	32,690	*
Thomas M. Lescalleet Griffin Land, LLC 204 West Newberry Road Bloomfield, CT 06002	14,167	*
Scott Bosco Griffin Land, LLC 204 West Newberry Road Bloomfield, CT 06002	9,167	*
Gabelli Funds, LLC et al(4) Gabelli Funds, LLC One Corporate Center Rye, NY 10580	1,698,271	32.1
All directors and executive officers collectively, consisting of 12 persons (5)	930,574	17.6

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, NY 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, unless otherwise indicated in the footnotes to this table. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and executive officers. Includes stock options granted pursuant to the Griffin Stock Option Plan, as amended, that are exercisable within 60 days of January 31, 2014 as follows: Frederick M. Danziger—23,333 options; David M. Danziger—4,238 options; Michael S. Gamzon—40,833 options; John J. Kirby, Jr.—2,378 options; Winston J. Churchill, Jr.—10,922 options; Thomas C. Israel—10,922 options; Jonathan P. May—1,870 options; Albert H. Small, Jr.—5,987 options; Anthony J. Galici—11,667 options; Thomas M. Lescalleet—11,667 options; and Scott Bosco—9,167 options.

(3)
Based on a Schedule 13D/A filed with the Commission on February 15, 2012 on behalf of the Cullman and Ernst Group and Griffin's records. Included in the shares held by the Cullman and Ernst Group are the following: 1,131,101 shares beneficially owned by Susan R. Cullman, of which she has sole voting and dispositive power with respect to 71,439 shares and shared voting and dispositive power with respect to 1,059,662 shares; 729,670 shares beneficially owned by Edgar M. Cullman, Jr., of which he has sole voting and dispositive power with respect to 132,522 shares and shared voting and dispositive power with respect to 597,148 shares; 719,802 shares beneficially owned by Louise B. Cullman, of which she has sole voting and dispositive power with respect to 18,410 shares and shared voting power and dispositive power with respect to 701,392 shares; 494,746 shares beneficially owned by Lucy C. Danziger, of which she has sole voting and dispositive power with respect to 60,322 shares and shared voting and dispositive power with respect to 434,424 shares; 405,381 shares beneficially owned by John Ernst, of which he has sole voting and dispositive power with respect to 7,349 shares and shared voting and dispositive power with respect to 398,032 shares; 258,045 shares beneficially owned by Frederick M. Danziger, of which he has sole voting and dispositive power with respect to 86,867 shares and shared voting and dispositive power with respect to 171,178 shares; 259,394 shares beneficially owned by Elissa F. Cullman, of which she has sole voting and dispositive power with respect to 14,850 shares and shared voting and dispositive power with respect to 244,544 shares; 233,792 shares beneficially owned by B Bros. Realty, LLC (of which Susan R. Cullman is a member), of which it has sole voting and dispositive power with respect to all such shares; 186,546 shares beneficially owned by Carolyn Sicher, of which she has sole voting and dispositive power with respect to 21,422 shares and shared voting and dispositive power with respect to 165,124 shares; 116,037 shares beneficially owned by Carolyn S. Fabrici, of which she has shared voting and dispositive power with respect to all such shares; 470,089 shares beneficially owned by David M. Danziger, of which he has sole voting and dispositive power with respect to 31,715 shares and shared voting and dispositive power with respect to 438,374 shares; 121,989 shares held by Michael S. Gamzon, of which he has sole voting and dispositive power with respect to 40,833 shares and shared voting and dispositive power with respect to 81,156 shares; 391,952 shares beneficially owned by Rebecca D. Gamzon, of which she has sole voting and dispositive power with respect to 10,550 shares and shared voting and dispositive power with respect to 381,402 shares; 58,731 shares beneficially owned by Alexandra Ernst, of which she has sole voting and dispositive power with respect to 1,748 shares and shared voting and dispositive power with respect to 56,983 shares; 45,134 shares beneficially owned by Jessica P. Ernst, of which she has sole voting and dispositive power with respect to 1,250 shares and shared voting and dispositive power with respect to 43,884 shares; 5,176 shares beneficially owned by Matthew Ernst, of which he has sole voting and dispositive power with respect to 1,650 shares and shared voting and dispositive power with respect to 3,526 shares; 44,580 shares beneficially owned by Margot P. Ernst, of which she has shared voting and dispositive power with respect to all such shares; 16,669 shares beneficially owned by Edgar M. Cullman III, of which he has sole voting and dispositive power with respect to all such shares; 13,594 shares beneficially owned by Samuel B. Cullman, of which he has sole voting and dispositive power with respect to all such shares; 9,550 shares beneficially owned by Georgina D. Cullman, of which she has sole voting and dispositive power with respect to all such shares; 21,138 shares beneficially owned by the Estate of Edgar M. Cullman (for which Lucy C. Danziger and Susan R. Cullman are executors) of which it has sole voting power with respect to all such shares; and 3,378 shares beneficially owned by John J. Kirby, Jr., of which he has sole voting and dispositive power with respect to all such shares.

The Schedule 13D/A states that there is no formal agreement governing the Group's holding and voting of shares held by members of the Cullman and Ernst Group but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities.

(4)
Griffin has received a copy of Schedule 13D/A as filed with the Commission by Gabelli Funds, LLC et al, reporting ownership of these shares as of December 5, 2013. As reported in said Schedule 13D/A, Gabelli Funds, LLC reports sole dispositive power with respect to 558,850 shares, GAMCO Asset Management Inc. ("GAMCO") reports sole voting power with respect to 984,142 of these shares and sole dispositive power with respect to 1,041,232 of these shares and Teton Advisors, Inc. ("Teton Advisors") reports sole voting and dispositive power with respect to 98,189 of these shares. The securities have been acquired by GGCP, Inc. ("GGCP"), and certain of its direct and indirect subsidiaries, including GAMCO Investors, Inc. ("GBL"), on behalf of their investment advisory clients. Mario Gabelli, as the controlling stockholder, Chief Executive Officer and a director of GGCP, Chairman and Chief Executive Officer of GBL, and the controlling shareholder of Teton Advisors, is deemed to have beneficial ownership of the shares owned beneficially by Gabelli Funds, LLC, GAMCO and Teton Advisors. GBL and GGCP are deemed to have beneficial ownership of the shares beneficially owned by each of the foregoing persons other than Mario Gabelli and the Gabelli Foundation, Inc. For the shares held by Gabelli Funds, LLC, with respect to the 50,000 shares held by the Gabelli Capital Asset Fund, the 55,500 shares held by the Gabelli Equity Trust, the 104,000 shares held by the Gabelli Asset Fund, the 132,000 shares held by the Gabelli Value Fund, the 207,350 shares held by the Gabelli Small Cap Growth Fund, and the 10,000 shares held by the Gabelli Equity Income Fund, the proxy voting committee of each such fund has taken and exercises in its sole discretion the entire voting power with respect to the shares held by such funds.

(5)
Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	239,677	$30.35	259,745

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees incurred by Griffin for professional services rendered by McGladrey LLP for fiscal 2013 and fiscal 2012:

	Fiscal 2013 Fees	Fiscal 2012 Fees
Audit fees	$692,384	$673,006
Audit-related fees	20,150	35,409
Tax fees	64,250	64,250
All other	—	—

	$776,784	$772,665

        Audit fees consist of fees incurred for professional services rendered for the audit of Griffin's consolidated financial statements and for the review of Griffin's interim consolidated financial statements. Audit-related fees include fees incurred for professional services rendered for the audit of Griffin's 401(k) Savings Plan by McGladrey LLP. Tax fees consist of fees incurred for professional services performed by McGladrey LLP relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to McGladrey LLP in fiscal 2013 or fiscal 2012.

        The Audit Committee's policy is to pre-approve all audit, audit-related and tax services to be provided by the independent registered public accountants. During fiscal 2013, Griffin's Audit Committee pre-approved all audit, audit-related and tax services. The Audit Committee has considered the non-audit services provided by McGladrey LLP and determined that the services provided were compatible with maintaining the independence of McGladrey LLP.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1		Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Land & Nurseries, Inc. as Owner	8-K	001-12879	2.1	1/14/14
2.2		Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
3.1		Amended and Restated Certificate of Incorporation of Griffin Land & Nurseries, Inc.	10-Q	001-12879	3.1	10/10/13
3.2		By-laws of Griffin Land & Nurseries, Inc.	10-Q	001-12879	3.2	10/10/13
10.1	†	Form of 401(k) Plan of Griffin Land & Nurseries, Inc.	10	001-12879	10.7	4/8/97
10.2	†	Griffin Land & Nurseries, Inc. 2009 Stock Option Plan						*
10.3	†	Form of Stock Option Agreement under Griffin Land & Nurseries, Inc. 2009 Stock Option Plan						*
10.4		Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5		Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank	10-K	001-12879	10.24	2/28/02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Land & Nurseries, Inc., and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009 (incorporated by reference to Form dated February 28, 2009, filed April 9, 2009)	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Land & Nurseries, Inc. and People's United Bank	10-Q	001-12879	10.40	10/8/09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.20	Revolving Line of Credit Loan Agreement with Doral Bank, FSB dated April 28, 2011	10-Q	001-12879	10.45	7/7/11
10.21	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee	10-Q	001-12879	10.46	7/7/11
10.22	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee	10-Q	001-12879	10.47	7/7/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Land & Nurseries, Inc. and Webster Bank, National Association dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings LLC and First Niagara Bank dated April 1, 2013	10-Q	001-12879	10.49	6/1/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.26		Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13
10.27		Revolving Line of Credit Note dated April 24, 2013	10-Q	001-12879	10.52	6/1/13
10.28		Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29		$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.30	†	Amended and Restated Employment Agreement dated December 30, 2013 between Griffin Land & Nurseries, Inc., Imperial Nurseries, Inc. and Gregory Schaan	8-K	001-12879	10.55	1/2/14
14		Griffin Land & Nurseries, Inc. Code of Ethics	10-K	001-12879	14	2/25/04
21		Subsidiaries of Griffin Land & Nurseries, Inc.						*
23.1		Consent of Independent Registered Public Accounting Firm						*
31.1		Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended						*
31.2		Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended						*
32.1		Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350						**
32.2		Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350						**
101.INS		XBRL Instance Document						*
101.SCH		XBRL Taxonomy Extension Schema Document						*
101.CAL		XBRL Taxonomy Calculation Linkbase Document						*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.LAB	XBRL Taxonomy Label Linkbase Document						*
101.PRE	XBRL Taxonomy Presentation Linkbase Document						*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						*

†
A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

*
Filed herewith.

**
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 13, 2014.

GRIFFIN LAND & NURSERIES, INC.
BY:	/s/ FREDERICK M. DANZIGER Frederick M. Danziger Chairman and Chief Executive Officer
BY:	/s/ ANTHONY J. GALICI Anthony J. Galici Vice President, Chief Financial Officer and Secretary, Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 13, 2014.

Name	Title

/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ DAVID M. DANZIGER David M. Danziger	Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Chairman and Chief Executive Officer
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary, Chief Accounting Officer
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ JOHN J. KIRBY, JR. John J. Kirby, Jr.	Director
/s/ JONATHAN P. MAY Jonathan P. May	Director
/s/ ALBERT H. SMALL, JR. Albert H. Small, Jr.	Director

 Schedule II—Valuation and Qualifying Accounts and Reserves
(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For the fiscal year ended November 30, 2013
Reserves:
Uncollectible accounts—trade	$128	37	13	44	(1)	$134

Inventories	$432	10,900	11	489	(2)	$10,854

Valuation allowance on deferred tax assets	$319	60	—	—		$379

For the fiscal year ended December 1, 2012
Reserves:
Uncollectible accounts—trade	$131	26	21	50	(1)	$128

Inventories	$1,242	380	55	1,245	(2)	$432

Valuation allowance on deferred tax assets	$290	29	—	—		$319

For the fiscal year ended December 3, 2011
Reserves:
Uncollectible accounts—trade	$148	1	13	31	(1)	$131

Inventories	$582	1,187	354	881	(2)	$1,242

Valuation allowance on deferred tax assets	$305	(15)	—	—		$290

Notes:

(1)
Accounts receivable written off or reclassified.

(2)
Inventories disposed.

Schedule III—Real Estate and Accumulated Depreciation

November 30, 2013

(dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition Improvements	Gross Amount at November 30, 2013
Description	Encumbrances		Land	Bldg. & Improve.		Land	Land Improvements	Bldg. & Bldg. Improvements	Tenant Improvements	Development Cost	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition	Depr. Life
Undeveloped Land	$—		$2,636	$—	$638	$2,636	$638	$—	$—	$—	$3,274	$(215)
New England Tradeport
Windsor/E. Granby, CT
Undeveloped portion	—		981	—	3,415	981	53	—	—	3,362	4,396	—
Industrial Buildings	7,869	(c)	8	—	4,582	8	492	3,748	342	—	4,590	(3,301)	1978		40 yrs.
Industrial Building	—	(a)	4	1,722	891	4	751	1,835	27	—	2,617	(1,651)	1982	1989	40 yrs.
Industrial Building	—	(a)	13	—	7,241	13	522	5,515	1,186	18	7,254	(1,516)	2008		40 yrs.
Industrial Building	—		9	—	3,896	9	316	3,449	131	—	3,905	(1,831)	1998		40 yrs.
Industrial Building	5,878		12	—	8,193	12	345	5,136	2,712	—	8,205	(5,190)	1999		40 yrs.
Industrial Building		(a)	7	—	3,313	7	11	3,051	251	—	3,320	(1,334)	2001		40 yrs.
Industrial Building	18,615		13	—	5,485	13	22	4,965	498	—	5,498	(1,909)	2003		40 yrs.
Industrial Building	—	(a)	16	—	7,489	16	1	6,893	595	—	7,505	(2,315)	2006		40 yrs.
Industrial Building	—	(a)	15	—	9,140	15	28	7,595	1,517	—	9,155	(3,654)	2005		40 yrs.
Industrial Building	11,150		57	—	15,931	57	1,028	13,806	1,097	—	15,988	(2,251)	2009		40 yrs.
Industrial Building	—		20	—	8,374	20	563	7,538	273	—	8,394	(1,566)	2007		40 yrs.
Industrial Building	—		12	—	6,928	12	448	6,263	217	—	6,940	(1,393)	2007		40 yrs.
Griffin Center
Windsor, CT
Undeveloped portion	—		333	—	889	333	—	—	—	889	1,222	—
Flex Building	3,603		19	—	8,202	19	145	8,057	—	—	8,221	(2,631)	2001		40 yrs.
Restaurant Building	—		1	—	2,161	1	261	1,391	509	—	2,162	(1,296)	1983		40 yrs.
Office Building	—	(b)	17	—	5,828	17	420	4,257	1,151	—	5,845	(2,551)	2002		40 yrs.
Office Buildings	6,563	(c)	1,193	7,958	3,616	1,193	731	8,323	2,469	51	12,767	(4,508)	1982/1987	2003	40 yrs.
Griffin Center South
Bloomfield, CT
Undeveloped portion	—		42	—	342	42	—	—	—	342	384	—
Office Building	—	(b)	5	—	3,938	5	576	2,801	560	1	3,943	(3,206)	1977		40 yrs.
Office Building	—	(b)	4	—	2,771	4	263	1,962	546	—	2,775	(1,768)	1985		40 yrs.
Office Building	—	(b)	2	—	1,980	2	384	1,466	130	—	1,982	(1,319)	1988		40 yrs.
Office Building	—	(b)	2	—	1,534	2	189	1,345	—	—	1,536	(992)	1989		40 yrs.
Industrial Building	—	(b)	1	—	765	1	86	679	—	—	766	(554)	1988		40 yrs.
Office Buildings	—	(b)(d)	10	—	3,954	10	213	3,335	406	—	3,964	(2,147)	1991		40 yrs.
Office Building	—	(b)	9	—	3,757	9	8	3,321	401	27	3,766	(1,467)	2001		40 yrs.
Bloomfield, CT
Industrial Building	—		1,294	1,264	—	1,294	72	1,126	66	—	2,558	(280)	1997	2007	40 yrs.
Breinigsville, PA
Industrial Building	3,961		832	4,560	—	832	349	3,990	221	—	5,392	(671)		2010	40 yrs.
Lower Nazareth Township, PA
Industrial Building under construction	—		1,351	—	4,437	1,351	8	—	—	4,429	5,788	—
Industrial Building	9,069		721	9,209	1,974	721	1,359	9,003	821	—	11,904	(427)	2012		40 yrs.
Hanover Township, PA
Undeveloped portion	—		7,360	—	439	7,360	—	—	—	439	7,799	—
Quincy, FL
Nursery Farm	—		279	—	9,484	279	4,089	5,395	—	—	9,763	(8,038)		1959	20 yrs.
Simsbury, CT
Residential Development	—		201	—	6,354	201	—	—	—	6,354	6,555	—
Other	—		28	—	2,107	28	1,158	—	—	949	2,135	(1,097)

Subtotal	$66,708		$17,507	$24,713	$150,048	$17,507	$15,529	$126,245	$16,126	$16,861	$192,268	$(61,078)

(a)
Building included in mortgage listed on line above.

(b)
Buildings included as collateral for a $12.5 million revolving line of credit.

(c)
Includes two buildings.

(d)
Includes three buildings.

 Schedule III—Real Estate and Accumulated Depreciation (Continued)
(dollars in thousands)

Fiscal year ended November 30, 2013

	Cost	Reserve
Balance at beginning of year	$180,671	$(56,744)
Changes during the year:
Additions to real estate assets	13,769	—
Additions to reserve charged to costs and expense	—	(5,545)
Reclassification to real estate held for sale	(962)	1
Writeoff of fully depreciated assets	(1,210)	1,210

Balance at end of year	$192,268	$(61,078)

Fiscal year ended December 1, 2012

	Cost	Reserve
Balance at beginning of year	$168,160	$(51,865)
Changes during the year:
Additions to real estate assets	13,557	—
Additions to reserve charged to costs and expense	—	(5,237)
Reclassification to real estate held for sale	(693)	5
Writeoff of fully depreciated assets	(353)	353

Balance at end of year	$180,671	$(56,744)

Fiscal year ended December 3, 2011

	Cost	Reserve
Balance at beginning of year	$178,995	$(48,165)
Changes during the year:
Additions to real estate assets	3,186	—
Additions to reserve charged to costs and expense	—	(5,632)
Reclassification to real estate held for sale	(14,015)	1,932
Cost of sales	(6)	—

Balance at end of year	$168,160	$(51,865)