Form 10-Q
period 2014-02-28
GRIFFIN LAND & NURSERIES INC
filed 2014-04-09
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2014

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

Number of shares of Common Stock outstanding at April 4, 2014: 5,146,366

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I          FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Feb. 28, 2014	Nov. 30, 2013
ASSETS
Real estate assets at cost, net of accumulated depreciation	$135,590	$131,190
Real estate held for sale	1,104	1,104
Cash and cash equivalents	10,050	14,179
Proceeds held in escrow	8,863	8,860
Deferred income taxes	6,638	5,975
Note receivable	4,082	—
Available for sale securities - Investment in Centaur Media plc	2,468	2,208
Property and equipment, net of accumulated depreciation	269	1,950
Other assets	13,590	13,634
Assets of discontinued operation	883	5,627
Total assets	$183,537	$184,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage loans	$66,179	$66,708
Deferred revenue	8,022	8,467
Accounts payable and accrued liabilities	4,948	3,011
Dividend payable	—	1,029
Other liabilities	6,433	6,629
Liabilities of discontinued operation	806	768
Total liabilities	86,388	86,612
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,534,687 shares issued and 5,146,366 shares outstanding	55	55
Additional paid-in capital	107,626	107,603
Retained earnings	3,002	4,372
Accumulated other comprehensive loss, net of tax	(68)	(449)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)
Total stockholders’ equity	97,149	98,115
Total liabilities and stockholders’ equity	$183,537	$184,727

 See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Quarter Ended,
	Feb. 28, 2014	Mar. 2, 2013
Rental revenue	$4,966	$4,741
Revenue from property sales	93	884
Total revenue	5,059	5,625

Operating expenses of rental properties	2,451	2,064
Depreciation and amortization expense	1,641	1,593
Costs related to property sales	24	143
General and administrative expenses	2,184	2,205
Total expenses	6,300	6,005

Operating loss	(1,241)	(380)

Interest expense	(904)	(978)
Gain on sale of common stock in Centaur Media plc	318	504
Investment income	47	—
Gain on sale of investment in Shemin Nurseries Holding Corp.	—	3,397
(Loss) income before income tax provision	(1,780)	2,543
Income tax benefit (provision)	682	(859)
(Loss) income from continuing operations	(1,098)	1,684
Discontinued operations, net of tax:
Loss from landscape nursery business, including loss on sale of assets of $31, net of tax, in the 2014 first quarter	(272)	(374)

Net (loss) income	$(1,370)	$1,310

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.21)	$0.33
Loss from discontinued operations	(0.06)	(0.08)
Basic net (loss) income per common share	$(0.27)	$0.25

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.21)	$0.33
Loss from discontinued operations	(0.06)	(0.08)
Diluted net (loss) income per common share	$(0.27)	$0.25

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Quarter Ended,
	Feb. 28, 2014	Mar. 2, 2013

Net (loss) income	$(1,370)	$1,310

Other comprehensive income (loss), net of tax:

Reclassifications included in net (loss) income	(47)	(222)

Increase (decrease) in fair value of Centaur Media plc	539	(39)

Unrealized (loss) gain on cash flow hedges	(111)	83

Total other comprehensive income (loss), net of tax	381	(178)

Total comprehensive (loss) income	$(989)	$1,132

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Quarters Ended February 28, 2014 and March 2, 2013

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 1, 2012	5,527,911	$55	$107,056	$11,222	$(721)	$(13,466)	$104,146

Stock-based compensation	—	—	115	—	—	—	115

Net income	—	—	—	1,310	—	—	1,310

Total other comprehensive loss, net of tax	—	—	—	—	(178)	—	(178)

Balance at March 2, 2013	5,527,911	$55	$107,171	$12,532	$(899)	$(13,466)	$105,393

Balance at November 30, 2013	5,534,687	$55	$107,603	$4,372	$(449)	$(13,466)	$98,115

Stock-based compensation	—	—	23	—	—	—	23

Net loss	—	—	—	(1,370)	—	—	(1,370)

Total other comprehensive income, net of tax	—	—	—	—	381	—	381

Balance at February 28, 2014	5,534,687	$55	$107,626	$3,002	$(68)	$(13,466)	$97,149

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Quarter Ended,
	Feb. 28, 2014	Mar. 2, 2013
Operating activities:
Net (loss) income	$(1,370)	$1,310
Loss from discontinued operation	272	374
(Loss) income from continuing operations	(1,098)	1,684
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,641	1,593
Deferred income taxes	(682)	859
Gain on sale of common stock in Centaur Media plc	(318)	(504)
Stock-based compensation expense	153	106
Gain on sale of property	(69)	(741)
Amortization of debt issuance costs	65	76
Accretion of discount on note receivable	(46)	—
Gain on sale of investment in Shemin Nurseries Holding Corp.	—	(3,397)
Changes in assets and liabilities:
Other assets	69	234
Accounts payable and accrued liabilities	458	(74)
Deferred revenue	(352)	(519)
Other liabilities	132	294
Net cash used in operating activities of continuing operations	(47)	(389)
Net cash used in operating activities of discontinued operation	(914)	(2,677)
Net cash used in operating activities	(961)	(3,066)

Investing activities:
Additions to real estate assets	(2,686)	(8,430)
Proceeds from the sale of business	874	—
Proceeds from the sale of common stock in Centaur Media plc	251	869
Additions to property and equipment	(49)	(41)
Proceeds from property sales returned from escrow	—	6,934
Proceeds from the sale of investment in Shemin Nurseries Holding Corp.	—	3,226
Net cash (used in) provided by investing activities	(1,610)	2,558

Financing activities:
Dividends paid to stockholders	(1,029)	(1,028)
Payments of debt	(529)	(610)
Net cash used in financing activities	(1,558)	(1,638)
Net decrease in cash and cash equivalents	(4,129)	(2,146)
Cash and cash equivalents at beginning of period	14,179	10,181
Cash and cash equivalents at end of period	$10,050	$8,035

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) reflect Griffin’s real estate business, conducted through its wholly-owned subsidiary, Griffin Land, LLC (“Griffin Land”) and Griffin’s landscape nursery business, conducted through its wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”) that is reported as a discontinued operation (see below).  Griffin Land is principally engaged in the development, management and leasing of industrial and commercial properties. Periodically, Griffin Land may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin Land’s core development and leasing strategy.

Imperial’s growing operations are reflected in the accompanying unaudited consolidated financial statements as a discontinued operation due to the sale, effective January 8, 2014, of its inventory and certain of its assets (the “Imperial Sale”) to Monrovia Connecticut LLC (“Monrovia”), a subsidiary of Monrovia Nursery Company (see Notes 2, 4 and 10).  Concurrent with the Imperial Sale, a subsidiary of Griffin and Imperial entered into a long-term lease with Monrovia for Imperial’s Connecticut production nursery.  As the growing operations of Imperial are reflected as a discontinued operation in Griffin’s unaudited consolidated financial statements, Griffin’s continuing operations presented in the accompanying financial statements solely reflect its real estate business and, therefore, industry segment information is not presented.  Accordingly, certain prior period amounts in Griffin’s unaudited consolidated financial statements have been reclassified to conform to the current presentation which better reflects Griffin’s real estate business, including presentation of an unclassified balance sheet consistent with industry practice.  Certain parts of Imperial’s prior year results, such as rental revenue and expense related to the leasing of Imperial’s Florida farm to another grower and certain expenses related to the property and equipment of Imperial’s Connecticut farm, which continues to be owned by Griffin and leased to Monrovia, are included in Griffin’s continuing operations.

Through the fiscal year ended November 30, 2013 (“fiscal 2013”), Griffin reported on a 52-53 week fiscal year that ended on the Saturday nearest November 30 and included four quarters of 13 weeks each.  Starting in the fiscal year ending November 30, 2014 (“fiscal 2014”), Griffin is reporting on a twelve month fiscal year that will end on November 30 with interim periods comprised of three months that end on the last day of the third month of each quarter.  Accordingly, the fiscal 2014 first quarter ended on February 28, 2014.

These financial statements have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) ASC 270, “Interim Reporting.”  The accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s consolidated audited financial statements for fiscal 2013 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2014, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.  The consolidated balance sheet data as of November 30, 2013 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and the estimated costs to complete required offsite improvements to land sold.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

As of February 28, 2014, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposures.  Griffin does not use derivatives for speculative purposes.  Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet.  The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the three months ended February 28, 2014 (the “2014 first quarter”) are not necessarily indicative of the results to be expected for the full year. The thirteen weeks ended March 2, 2013 is referred to herein as the “2013 first quarter.”

Recent Accounting Pronouncements

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

2.              Discontinued Operation

Effective January 8, 2014, in accordance with the terms of the Imperial Sale (see Notes 1, 4 and 10), Imperial sold its inventory and certain assets for $874 in cash (subject to certain adjustments) and a non-interest bearing note receivable of $4,250 (the “Promissory Note”).  The Promissory Note is due in two installments: $2,750 is due on June 1, 2014 and $1,500 is due on June 1, 2015 and was discounted at 7% to its present value of $4,036 at inception. The Promissory Note is secured by an irrevocable letter of credit.  Under the terms of the Imperial Sale, Griffin and Imperial agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Imperial Sale and also agreed to certain non-competition restrictions for a four-year period.

Concurrent with the Imperial Sale, Imperial and River Bend Holdings, LLC, a wholly-owned subsidiary of Griffin, entered into a Lease and Option Agreement and an Addendum to such agreement (the “Imperial Lease”, and together with the Imperial Sale, the “Imperial Transaction”) with Monrovia, pursuant to which Monrovia is leasing Imperial’s Connecticut production nursery for a ten-year period, with options to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease provides for net annual rent payable to Griffin of $500 for each of the first five years with rent for subsequent years determined in accordance with the Imperial Lease. The Imperial Lease also grants Monrovia an option to purchase most of the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations during the first thirteen years of the lease period for $10,500, or $7,000 if only a certain portion of the land is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease.  Accordingly, the operating results of Imperial’s growing operations are reflected as a discontinued operation in Griffin’s consolidated statements of operations for all periods presented and the assets and liabilities of the growing operations of Imperial (excluding those assets that are part of the Imperial Lease) are shown as assets and liabilities of discontinued operation on Griffin’s consolidated balance sheets.  The property and equipment previously used by Imperial and currently leased to Monrovia were reclassified on January 8, 2014 from property and equipment to real estate assets on Griffin’s consolidated balance sheet. The property and equipment had a cost of $11,485 and accumulated depreciation of $9,850 at the time it was reclassified.

Revenue and the pretax loss from Imperial’s growing operations, reflected as a discontinued operation in Griffin’s consolidated statements of operations, were as follows:

	For the Quarter Ended,
	Feb. 28, 2014	Mar. 2, 2013

Net sales and other revenue	$11	$85

Pretax loss	$(400)	$(589)

In the fiscal 2013 fourth quarter, a charge of $10,400 to inventory was included in cost of landscape nursery sales to reduce Imperial’s nursery inventories to fair value, which was the net realizable value based on the terms of the Imperial Sale.  The pretax loss from the Imperial Sale in the 2014 first quarter was as follows:

Consideration received, including cash of $874 and note receivable of $4,036	$4,910
Carrying value of assets sold, principally inventory	(4,561)
Curtailment of employee benefit plan (see Note 10)	309
Severance and other expenses	(710)
Pretax loss	$(52)

The assets and liabilities of Imperial’s growing operation, reflected as a discontinued operation are as follows:

	Feb. 28, 2014	Nov. 30, 2013
Assets:
Accounts receivable	$661	$1,151
Inventories	—	4,116
Other	222	360
	$883	$5,627

Liabilities:
Accounts payable and accrued liabilities	$806	$768

3.              Fair Value

Griffin applies the provisions of FASB ASC 820, “Fair Value Measurements” (“ASC 820”), which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities.  Griffin’s available-for-sale securities are considered Level 1 within the fair value hierarchy.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 liabilities include Griffin’s interest rate swap derivatives (see Note 7).  These inputs are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

During the 2014 first quarter, Griffin did not transfer any assets or liabilities in or out of Levels 1 or 2.  The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	February 28, 2014
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$2,468	$—	$—
Interest rate swap asset	$—	$61	$—
Interest rate swap liabilities	$—	$2,210	$—

	November 30, 2013
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$2,208	$—	$—
Interest rate swap asset	$—	$63	$—
Interest rate swap liabilities	$—	$2,285	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	February 28, 2014		November 30, 2013
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$10,050	$10,050	$14,179	$14,179
Available-for-sale securities	1	2,468	2,468	2,208	2,208
Interest rate swap	2	61	61	63	63

Financial liabilities:
Mortgage debt	2	66,179	67,287	66,708	67,931
Interest rate swaps	2	2,210	2,210	2,285	2,285

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

4.              Real Estate Assets

Real estate assets consist of:

	Estimated Useful Lives	Feb. 28, 2014	Nov. 30, 2013
Land		$18,224	$17,507
Land improvements	10 to 30 years	17,090	15,529
Buildings and improvements	10 to 40 years	123,638	126,245
Tenant improvements	Shorter of useful life or terms of related lease	16,231	16,126
Machinery and equipment	3 to 20 years	11,810	—
Development costs		20,530	16,861
		207,523	192,268
Accumulated depreciation		(71,933)	(61,078)
		$135,590	$131,190

Included in real estate assets, net as of February 28, 2014 was $1,600 reflecting the net book value of Imperial’s Connecticut farm assets that were leased to Monrovia effective January 8, 2014 (see Notes 1, 2 and 10).  Prior to that date, the assets were reported as part of property and equipment.  The assets reclassified from property and equipment to real estate assets had a cost of $11,485, net of accumulated depreciation of $9,850 at the time of the reclassification.

Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the Quarter Ended,
	Feb. 28, 2014	Mar. 2, 2013

Depreciation expense	$1,424	$1,380

Capitalized interest	$124	$—

In the fourth quarter of fiscal 2013, Griffin Land completed the sale of approximately 90 acres of undeveloped land for approximately $9,000 in cash, before transaction costs (the “Windsor Land Sale”).  The land sold is located in Windsor, Connecticut and is part of an approximately 268 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut.  Under the terms of the Windsor Land Sale, Griffin Land and the buyer will each construct roadways connecting the land parcel sold with existing town roads. The roads to be built will become new town roads, thereby providing public access to the remaining acreage in Griffin Land’s land parcel.  As a result of Griffin

Land’s continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method, whereby the revenue and gain on the sale are being recognized as the total costs related to the property sold are incurred.  At the closing of the Windsor Land Sale, cash proceeds of $8,860 were placed in escrow for the purchase of a replacement property under a Section 1031 like-kind exchange, which is reflected in Proceeds Held in Escrow on Griffin’s consolidated balance sheets as of February 28, 2014 and November 30, 2013. Under IRS regulations for a Section 1031 like-kind exchange, if a replacement property is not acquired by May 20, 2014, the proceeds held in escrow will be returned to Griffin.

As of February 28, 2014, approximately 31% of the total costs related to the Windsor Land Sale have been incurred; therefore, from the date of the Windsor Land Sale through February 28, 2014, approximately 31% of the total revenue and pretax gain on the sale have been recognized in Griffin’s consolidated statement of operations.  Griffin’s consolidated statement of operations for the 2014 first quarter includes revenue of $93 and a pretax gain of $69 from the Windsor Land Sale.  The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to take place mostly in fiscal 2014.  Included on Griffin’s consolidated balance sheet as of February 28, 2014, is deferred revenue of $6,208 that will be recognized as the remaining costs are incurred.  Including the pretax gain on sale of $1,990 recognized in fiscal 2013 and $93 recognized in the 2014 first quarter, the total gain on the Windsor Land Sale is expected to be approximately $6,688 after all revenue is recognized and all costs are incurred.  While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods (see Note 10).

Real estate assets held for sale consist of:

	Feb. 28, 2014	Nov. 30, 2013
Land	$30	$30
Development costs	1,074	1,074
	$1,104	$1,104

5.              Investments

Centaur Media plc

Griffin’s investment in the common stock of Centaur Media plc (“Centaur Media”) is accounted for as an available-for-sale security under FASB ASC 320-10, “Investments — Debt and Equity Securities.”  Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive income (see Note 9).

As of November 30, 2013, Griffin held 2,452,462 shares of Centaur Media common stock.  In the 2014 first quarter, Griffin sold 500,000 shares of its Centaur Media common stock for total cash proceeds of $566, after transaction costs, including $315 that was received subsequent to the end of the 2014 first quarter.  The sale of Centaur Media common stock resulted in a pretax gain of $318 in the 2014 first quarter.  Griffin utilized the average cost method to determine its gain on the sale of Centaur stock.  As of February 28, 2014, Griffin held 1,952,462 shares of Centaur Media common stock.

The cost, unrealized gain and fair value of Griffin’s investment in Centaur Media are as follows:

	Feb. 28, 2014	Nov. 30, 2013

Fair value	$2,468	$2,208
Cost	1,014	1,274
Unrealized gain	$1,454	$934

Shemin Nurseries Holding Corp.

As of December 1, 2012, Griffin held an approximate 14% equity interest in Shemin Nurseries Holding Corp. (“SNHC”), which operated a landscape nursery distribution business through its subsidiary.  Griffin accounted for its investment in SNHC under the cost method of accounting for investments.  As a result of cash distributions from SNHC in years prior to fiscal 2013 which were treated as returns of investment, Griffin did not have any remaining book value in its investment in SNHC as of December 1, 2012.  On January 18, 2013, Griffin completed the sale of its investment in SNHC for total cash proceeds of $3,418, resulting in a pretax gain of $3,397.  Cash proceeds of $3,226 were received at closing and additional cash proceeds of $192 were received subsequent to the end of the 2013 first quarter from certain post-closing purchase price adjustments.

6.              Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	Feb. 28, 2014	Nov. 30, 2013
Land		$—	$437
Land improvements	10 to 20 years	—	1,561
Buildings and improvements	10 to 40 years	—	1,865
Machinery and equipment	3 to 20 years	1,211	12,135
		1,211	15,998
Accumulated depreciation		(942)	(14,048)
		$269	$1,950

As a result of the Imperial Lease, the assets of the Connecticut farm were reclassified from property and equipment to real estate assets on January 8, 2014.  The net book value of the assets reclassified was $1,635, reflecting cost of $11,485 net of accumulated depreciation of $9,850.

Griffin incurred new capital lease obligations of $53 and $48 related to equipment acquisitions in the 2014 first quarter and the 2013 first quarter, respectively.

7.              Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	Feb. 28, 2014	Nov. 30, 2013

6.30%, due May 1, 2014	$50	$99
5.73%, due August 1, 2015	18,511	18,615
8.13%, due April 1, 2016	3,513	3,603
7.0%, due October 2, 2017	5,717	5,779
Variable rate mortgage, due October 2, 2017*	6,521	6,563
Variable rate mortgage, due February 1, 2019*	11,086	11,150
Variable rate mortgage, due August 1, 2019*	7,826	7,869
Variable rate mortgage, due January 27, 2020*	3,934	3,961
Variable rate mortgage, due September 1, 2023*	9,021	9,069
Total nonrecourse mortgages	$66,179	$66,708

 * Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

As of February 28, 2014, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets.  Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 3).  No ineffectiveness on the cash flow hedges was recognized as of February 28, 2014 and none is anticipated over the term of the agreements.  Amounts in other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  None of the interest rate swap agreements contain any credit risk related contingent features.  In the 2014 first quarter, Griffin recognized a loss (included in other comprehensive income) before taxes of $177 on its interest rate swap agreements.  In the 2013 first quarter, Griffin recognized a gain (included in other comprehensive loss) before taxes of $131 on its interest rate swap agreements.

As of February 28, 2014, $992 is expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense.  As of February 28, 2014, the net fair value of Griffin’s interest rate swap agreements was $2,149, with $61 included in other assets and $2,210 included in other liabilities on Griffin’s consolidated balance sheet.

Subsequent to the end of the 2014 first quarter, Griffin Land and Farm Bureau Life Insurance Company (“Farm Bureau”) agreed to terms on the refinancing of two of Griffin Land’s nonrecourse mortgage loans with Farm Bureau, the 8.13% mortgage due April 1, 2016 and the 7.0% mortgage due October 2, 2017. These two mortgage loans had a combined balance of $9,230 as of February 28, 2014. As per the terms agreed to with Farm Bureau, the combined balance after refinancing will be $14,500, with both loans having a fixed interest rate of 5.09%. The refinancing would extend the mortgage loans for 15 years with payments based on a 15 year amortization schedule. The completion of this transaction is subject to completion of due diligence by Farm Bureau and completion of definitive loan agreements. There is no guarantee that these refinancings will be completed on these terms, or at all.

8.              Revolving Credit Agreement

Griffin has a $12,500 revolving credit line with Webster Bank (the “Webster Credit Line”) that expires May 1, 2015. Griffin has an option to extend the Webster Credit Line for an additional year.  Interest on the outstanding borrowings under the Webster Credit Line are at the one month LIBOR rate plus 2.75%.  The Webster Credit Line is collateralized by Griffin Land’s properties in Griffin Center South, aggregating approximately 235,000 square feet and an approximately 48,000 square foot single-story office building in Griffin Center.  There have been no borrowings under the Webster Credit Line since its inception.

9.              Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Quarter Ended,
	Feb. 28, 2014	Mar. 2, 2013

(Loss) income from continuing operations for computation of basic and diluted per share results, net of tax	$(1,098)	$1,684

Loss from discontinued operations for computation of basic and diluted per share results, net of tax	(272)	(374)

Net (loss) income	$(1,370)	$1,310

Weighted average shares outstanding for computation of basic per share results	5,147,000	5,140,000

Incremental shares from assumed exercise of Griffin stock options (a)	—	4,000

Adjusted weighted average shares for computation of diluted per share results	5,147,000	5,144,000

(a)                   Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  Such assessment is based on income (loss) from continuing operations when net income includes discontinued operations.  The incremental shares from the assumed exercise of stock options in the 2014 first quarter would have been 16,000.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”).  Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.  Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at February 28, 2014 may be exercised as stock appreciation rights.  Griffin did not grant any stock options in either the 2014 first quarter or the 2013 first quarter.

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the Quarter Ended,
	Feb. 28, 2014		Mar. 2, 2013
	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	239,677	$30.35	243,841	$29.88
Forfeited	(23,000)	$30.27	—	$—
Outstanding at end of period	216,677	$30.36	243,841	$29.88

Range of Exercise Prices	Outstanding at February 28, 2014	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00-$28.00	21,276	$25.37	5.8	$112
$28.00-$32.00	112,326	$28.96	6.7	$190
$32.00-$39.00	83,075	$33.52	4.6	$—
	216,677	$30.36	5.8	$302

Number of option holders at February 28, 2014	14

Compensation expense and related tax benefits for stock options were as follows:

	For the Quarter Ended,
	Feb. 28, 2014	Mar. 2, 2013

Compensation expense - continuing operations	$153	$106
Compensation expense - discontinued operations	(130)	9
Net compensation expense	$23	$115

Related tax benefit - continuing operations	$24	$29

As of February 28, 2014, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2014	$155
Fiscal 2015	$100
Fiscal 2016	$11

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Unrealized gain	Unrealized gain	Actuarial gain
	(loss) on cash	(loss) on investment	on postretirement
	flow hedges	in Centaur Media	benefit plan	Total
Balance December 1, 2012	$(2,011)	$1,054	$236	$(721)

Other comprehensive income (loss) before reclassifications	83	(39)	—	44
Amounts reclassified	110	(332)	—	(222)
Net activity for other comprehensive loss	193	(371)	—	(178)
Balance March 2, 2013	$(1,818)	$683	$236	$(899)

	Unrealized	Unrealized gain	Actuarial gain
	gain (loss) on cash	(loss) on investment	on postretirement
	flow hedges	in Centaur Media	benefit plan	Total
Balance November 30, 2013	$(1,401)	$648	$304	$(449)

Other comprehensive income (loss) before reclassfications	(111)	539	—	428
Amounts reclassified	157	(204)	—	(47)
Net activity for other comprehensive loss	46	335	—	381
Balance February 28, 2014	$(1,355)	$983	$304	$(68)

Changes in accumulated other comprehensive income (loss) are as follows:

	For the Quarter Ended,
	February 28, 2014			March 2, 2013
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net income (loss):
Realized gain on sale of Centaur Media (gain on sale)	$(321)	$117	$(204)	$(509)	$177	$(332)
Loss on cash flow hedges (interest expense)	250	(93)	157	175	(65)	110
Total reclassifications included in net income (loss)	(71)	24	(47)	(334)	112	(222)

Mark to market adjustment on Centaur Media for an increase (decrease) in the foreign currency exchange rate	61	(21)	40	(243)	85	(158)

Mark to market adjustment on Centaur Media for an increase in fair value	768	(269)	499	184	(65)	119

(Decrease) increase in fair value adjustments on Griffin’s cash flow hedges	(177)	66	(111)	131	(48)	83

Total change in other comprehensive income (loss)	652	(224)	428	72	(28)	44

Other comprehensive income (loss)	$581	$(200)	$381	$(262)	$84	$(178)

Cash Dividend

Griffin did not declare a cash dividend in the 2014 or 2013 first quarters.  During the 2014 first quarter, Griffin paid $1,029 for the cash dividend declared in the 2013 fourth quarter.  During the 2013 first quarter, Griffin paid $1,028 for the cash dividend declared in the 2012 fourth quarter.

10.       Supplemental Financial Statement Information

Deferred Revenue on Land Sale

Included in deferred revenue on Griffin’s consolidated balance sheet as of February 28, 2014 is approximately $6,208 related to the Windsor Land Sale that will be recognized as road construction required by the terms of the Windsor Land Sale is completed (see Note 4).

Supplemental Cash Flow Information

A increase of $829 in the 2014 first quarter and a decrease of $59 in the 2013 first quarter in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.  In the 2014 first quarter, Griffin sold 500,000 shares of its Centaur Media common stock (see Note 5).

Included in accounts payable and accrued liabilities at February 28, 2014 and November 30, 2013 were $2,292 and $813, respectively, for additions to real estate assets.  Accounts payable and accrued liabilities related to additions to real estate assets increased by $1,479 in the 2014 first quarter and decreased by $517 in the 2013 first quarter.

	For the Quarter Ended,
	Feb. 28, 2014	Mar. 2, 2013

Interest payments	$975	$1,189

Effective January 8, 2014, in accordance with the terms of the Imperial Sale (see Notes 1, 2 and 4), Imperial sold its inventory and certain assets for $874 in cash (subject to certain adjustments) and the Promissory Note.  The Promissory Note is due in two installments: $2,750 is due on June 1, 2014 and $1,500 is due on June 1, 2015 and was discounted at 7% to its present value of $4,036 at inception. The Promissory Note is secured by an irrevocable letter of credit.

Other Postretirement Benefits

As a result of the Imperial Sale  (see Note 2), the liability for postretirement benefits, included in other liabilities on Griffin’s consolidated balance sheets, was reduced from $372 at November 30, 2013 to $63 at February 28, 2014. A curtailment gain of $309 is included in the determination of the loss on the Imperial Sale.

Subsequent to the 2014 first quarter, Griffin terminated its postretirement benefits program.  Accounting for the settlement of the postretirement benefits program is expected to be reflected in Griffin’s 2014 second quarter results.

Income Taxes

Griffin’s effective income tax rate on continuing operations was 38.3% for the 2014 first quarter as compared to 33.8% in the 2013 first quarter.  The effective tax rate in the 2014 first quarter is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

As of February 28, 2014, Griffin’s consolidated balance sheet includes a net deferred tax asset of $6,638.  Although Griffin has incurred a cumulative pretax loss from continuing operations (excluding nonrecurring items) for the three fiscal years ended November 30, 2013, management has concluded that a valuation allowance against its net deferred tax assets is not required.

Examinations of Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns are currently being performed.

11.       Commitments and Contingencies

As of February 28, 2014, Griffin had committed purchase obligations of approximately $6,489, principally for the construction of an approximately 303,000 square foot building in the Lehigh Valley of Pennsylvania and for the development of Griffin Land’s properties.

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

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) reflect Griffin’s real estate business, conducted through its wholly-owned subsidiary, Griffin Land, LLC (“Griffin Land”), and Griffin’s wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”). Imperial’s growing operations are reflected as a discontinued operation in Griffin’s consolidated financial statements for all periods presented as a result of the sale (the “Imperial Sale”) of Imperial’s growing operations to Monrovia Connecticut LLC (“Monrovia”) and the lease of Imperial’s Connecticut farm to Monrovia (the “Imperial Lease”, and together with the Imperial Sale the “Imperial Transaction”) that became effective January 8, 2014.

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended November 30, 2013 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2014.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months ended February 28, 2014, are consistent with those used by Griffin to prepare its fiscal 2013 financial statements.

Summary

For the three months ended February 28, 2014 (the “2014 first quarter”), Griffin incurred a net loss of approximately $1.4 million as compared to net income of approximately $1.3 million for the thirteen weeks ended March 2, 2013 (the “2013 first quarter”). For the 2014 first quarter, Griffin incurred a loss from continuing operations of approximately $1.1 million and a loss from discontinued operations of approximately $0.3 million, as compared to income from continuing operations of approximately $1.7 million and a loss from discontinued operations of approximately $0.4 million in the 2013 first quarter.

The decrease of approximately $2.8 million in results from continuing operations in the 2014 first quarter as compared to the 2013 first quarter principally reflects: (a) the 2013 first quarter including approximately $3.9 million of gain from the sale of investments as compared to approximately $0.3 million of gain from the sale of investments in the 2014 first quarter; (b) an increase of approximately $0.9 million in the operating loss incurred by Griffin in the 2014 first quarter as compared to the 2013 first quarter; partially offset by (c) an income tax benefit of approximately $0.7 million in the 2014 first quarter as compared to income tax expense of approximately $0.9 million in the 2013 first quarter.

Results of Operations

2014 First Quarter Compared to 2013 First Quarter

Total revenue decreased from approximately $5.6 million in the 2013 first quarter to approximately $5.1 million in the 2014 first quarter, reflecting a decrease of approximately $0.8 million in revenue from property sales partially offset by an increase of approximately $0.2 million in rental revenue in the 2014 first quarter as compared to the 2013 first quarter.

The net increase of approximately $0.2 million in rental revenue in the 2014 first quarter as compared to the 2013 first quarter principally reflects: (a) approximately $0.6 million due to leasing of previously vacant space; and (b) approximately $0.1 million from the start of the Imperial Lease; partially offset by (c) a decrease of approximately $0.5 million of rental revenue from leases that expired and were not renewed.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of March 2, 2013	2,460,000	1,873,000	76%
As of November 30, 2013	2,460,000	1,939,000	79%
As of February 28, 2014	2,460,000	1,973,000	80%

The net increase in square footage leased at the end of the 2014 first quarter as compared to the end of the 2013 first quarter reflects a net increase of approximately 66,000 square feet leased during the last three quarters of fiscal 2013 and a net increase of approximately 34,000 square feet leased during the 2014 first quarter. The net increase of 66,000 square feet leased during the last three quarters of fiscal 2013 principally reflected the full building lease of 228,000 square feet for the new Lehigh Valley industrial building that was entered into in the 2013 second quarter along with several other new leases aggregating approximately 21,000 square feet of previously vacant space (mostly of industrial space), partially offset by leases aggregating 183,000 square feet that expired during that period and were not renewed. In the 2014 first quarter, Griffin Land had approximately 34,000 square feet of new leasing, including a lease for 31,000 square feet of industrial/warehouse space. The leasing market where Griffin’s Connecticut properties are located (the north submarket of Hartford) remained competitive in the 2014 first quarter as activity by prospective tenants was muted.

Revenue from property sales decreased from approximately $0.9 million in the 2013 first quarter to approximately $0.1 million in the 2014 first quarter. The 2013 first quarter property sales revenue reflected the recognition of revenue from the sale of approximately 93 acres of undeveloped land in New England Tradeport, Griffin Land’s industrial park in Windsor and East Granby, Connecticut, to Dollar Tree Distribution, Inc. (the “Dollar Tree Sale”) that closed in fiscal 2012. Under the terms of the Dollar Tree Sale, Griffin Land was required to construct a sewer line to service the property sold. Accordingly, because of Griffin Land’s continuing involvement with the land that was sold, Griffin Land accounted for the Dollar Tree Sale under the percentage of completion method, under which the revenue and the gain on the sale were recognized as the total costs related to the property sale were incurred. The revenue from property sales of approximately $0.1 million in the 2014 first quarter reflects the recognition of revenue related to the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the “Windsor Land Sale”) for cash proceeds of approximately $9.0 million (before transaction expenses) that closed in the fiscal 2013 fourth quarter. Griffin Land is required, under the terms of the Windsor Land Sale, to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin Land’s continuing involvement with the land that was sold, the Windsor Land Sale is also being accounted for under the percentage of completion method. In the 2014 first quarter, Griffin Land recognized approximately $0.1 million of revenue from the Windsor Land Sale. Griffin Land had recognized approximately $2.7 million of revenue from the Windsor Land Sale in fiscal 2013. The balance of the revenue from the Windsor Land Sale will be recognized as the costs of the required roadway construction are incurred, which is expected to be mostly in fiscal 2014. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased from approximately $2.1 million in the 2013 first quarter to approximately $2.5 million in the 2014 first quarter. The net increase of approximately $0.4 million principally reflects an increase of approximately $0.3 million in snow removal expenses in the 2014 first quarter as compared to the 2013 first quarter. All other operating expenses of rental properties increased by approximately $0.1 million in the 2014 first quarter as compared to the 2013 first quarter, due principally to an increase in real estate taxes.

Depreciation and amortization expense was approximately $1.6 million in both the 2014 and 2013 first quarters. Depreciation expense of approximately $0.1 million related to tenant improvements in the new 228,000 square foot Lehigh Valley industrial building that was constructed subsequent to the 2013 first quarter and was essentially offset by a reduction in depreciation expense from assets that became fully depreciated subsequent to the 2013 first quarter. Griffin’s general and administrative expenses administrative expenses were approximately $2.2 million in both the 2014 and 2013 first quarters.

Griffin’s total gain from the sale of investments decreased from approximately $3.9 million in the 2013 first quarter to approximately $0.3 million in the 2014 first quarter. In the 2013 first quarter, the gain reflected the sale of Griffin’s investment in Shemin Nurseries Holding Corp. (“SNHC”) and the sale of a portion of Griffin’s holdings in Centaur Media plc (“Centaur Media”). In the 2013 first quarter, Griffin completed the sale of its investment in SNHC and received initial cash proceeds of approximately $3.2 million. Subsequent to the end of the 2013 first quarter, Griffin received additional cash proceeds of approximately $0.2 million as a result of certain post-closing purchase price adjustments. Because of the low carrying cost of its investment in SNHC, Griffin’s gain on sale was approximately $3.4 million, essentially equal to the cash proceeds received. Also in the 2013 first quarter, Griffin sold 1,324,688 shares of its common stock of Centaur Media for cash proceeds of approximately $1.2 million, of which approximately $0.9 million was received during the 2013 first quarter and approximately $0.3 million was received subsequent to the end of the 2013 first quarter. Griffin’s total gain in the 2013 first quarter from the sale of its Centaur Media common stock was approximately $0.5 million. In the 2014 first quarter, Griffin’s approximately $0.3 million gain from the sale of investments reflected the sale of 500,000 shares of its common stock in Centaur Media for cash proceeds of approximately $0.6 million, of which approximately $0.3 million was received during the 2014 first quarter and approximately $0.3 million was received subsequent to the end of the 2014 first quarter. After such sales, Griffin owns approximately 2,000,000 shares of Centaur Media common stock. Management expects that it will continue to sell its Centaur Media common stock when it believes that sale terms are favorable.

Griffin’s interest expense decreased from approximately $1.0 million in the 2013 first quarter to approximately $0.9 million in the 2014 first quarter. The decrease of approximately $0.1 million in the 2014 first quarter as compared to the 2013 first quarter is principally due to approximately $0.1 million of interest capitalized in the 2014 first quarter, as compared to no capitalized interest in the 2013 first quarter. The capitalized interest in the 2014 first quarter was related to the construction of a 303,000 square foot industrial building in the Lehigh Valley. Partially offsetting the effect of the increase in capitalized interest in the 2014 first quarter was interest expense on a nonrecourse mortgage entered into in the 2013 third quarter.

Griffin’s effective tax rate was 38.3% in the 2014 first quarter as compared to 33.8% in the 2013 first quarter. The higher effective tax rate in the 2014 first quarter as compared to the 2013 first quarter principally reflects the effect on state income taxes of differences in tax jurisdictions in which the income was earned in the 2013 first quarter as compared to the 2014 first quarter. The effective tax rate for the 2014 first quarter is based on management’s projections of operating results for the fiscal 2014 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

The loss from discontinued operations, net of tax, of approximately $0.3 million in the 2014 first quarter principally reflects the loss from the growing operations of the landscape nursery business through the date of the Imperial Sale. The loss from discontinued operations, net of tax, of approximately $0.4 million in the 2013 first quarter principally reflects the loss from the growing operations of the landscape nursery for that period.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1.0 million in the 2014 first quarter as compared to net cash used in operating activities of approximately $3.1 million in the 2013 first quarter. Net cash used in operating activities of continuing operations was essentially break even in the 2014 first quarter as compared to net cash used in operating activities of continuing operations of approximately $0.4 million in the 2013 first quarter. The lower amount of cash used in operating activities of continuing operations in the 2014 first quarter as compared to the 2013 first quarter principally reflects an increase in accounts payable and accrued liabilities of approximately $0.5 million in the 2014 first quarter as compared to a decrease in accounts payable and accrued liabilities of approximately $0.1 million in the 2013 first quarter, due principally to timing.

Net cash used in investing activities was approximately $1.6 million in the 2014 first quarter as compared to net cash provided by investing activities of approximately $2.6 million in the 2013 first quarter. The net cash used in investing activities in the 2014 first quarter principally reflects approximately $2.7 million of additions to real estate assets partially offset by proceeds of approximately $0.9 million from the Imperial Sale and proceeds of approximately $0.3 million from sales of Centaur Media common stock. An additional approximately $0.3 million of cash from the 2014 sale of Centaur Media common stock was received subsequent to the end of the 2014 first quarter. Additions to real estate assets in the 2014 first quarter principally reflect approximately $2.0 million for construction, on speculation, of the approximately 303,000 square foot industrial building. The building under construction is in Lehigh Valley Tradeport on land contiguous to the 228,000 square foot industrial building that Griffin Land developed in fiscal 2012 and fully leased in fiscal 2013. Griffin Land expects to spend a total of approximately $9.5 million on the construction of the shell of this new building and site improvements, including the approximately $1.4 million spent in fiscal 2013. Completion of the construction of the shell of this new building is expected in the fiscal 2014 second quarter. Additions to Griffin Land’s real estate assets in the 2014 first quarter also include approximately $0.3 million of site work on a residential project and approximately $0.3 million related to the acquisition of a parcel of undeveloped land adjacent to the parcel of undeveloped land in the Lehigh Valley that was acquired in the 2013 first quarter.

The net cash of approximately $2.6 million provided by investing activities in the 2013 first quarter includes the cash proceeds of approximately $6.9 million that were returned from escrow and used for the acquisition of an approximately 49 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania for approximately $7.1 million in cash, before transaction costs, that closed in the 2013 first quarter. In addition to the acquisition of undeveloped land in the 2013 first quarter, Griffin Land’s additions to its real estate assets included approximately $1.7 million of expenditures principally for tenant improvements related to new leases and the construction of the sewer line related to the Dollar Tree Sale. Also in the 2013 first quarter, Griffin received net cash proceeds of approximately $3.2 million from the sale of its investment in SNHC and net cash proceeds of approximately $0.9 million from the sale of a portion of the common stock in Centaur Media held by Griffin. Additional cash proceeds of approximately $0.2 million from the sale of SNHC and approximately $0.3 million from the sale of Centaur Media common stock were received subsequent to the end of the 2013 first quarter and were included in the cash proceeds from those transactions in the 2013 six month period.

The cash proceeds from the Windsor Land Sale were placed in escrow when the sale closed in the 2013 fourth quarter to acquire a replacement property as part of a Section 1031 like-kind exchange. If the purchase of a replacement property is not completed by May 20, 2014, the proceeds of approximately $8.9 million being held in escrow as of February 28, 2014 would be returned to Griffin Land. As of the filing of this quarterly report, management is not in negotiations to acquire a replacement property and, therefore, expects to receive the cash being held in escrow in the fiscal 2014 second quarter.

Net cash used in financing activities was approximately $1.6 million in both the 2014 and 2013 first quarters. The net cash used in financing activities in both the 2014 and 2013 first quarters reflect payments of approximately $1.0 million in each quarter for a dividend on Griffin’s common stock that was declared in the prior year’s fourth quarter and paid in the first quarter, with the balance of cash used in investing activities for payments of principal on Griffin Land’s nonrecourse mortgages.

Subsequent to the end of the 2014 first quarter, Griffin Land and Farm Bureau Life Insurance Company (“Farm Bureau”) agreed to terms on the refinancing of two of Griffin Land’s nonrecourse mortgage loans with Farm Bureau, the 8.13% mortgage due April 1, 2016 and the 7.0% mortgage due October 2, 2017. These two mortgage loans had a combined balance of approximately $9.2 million as of February 28, 2014. As per the terms agreed to with Farm Bureau, the combined balance after refinancing will be $14.5 million, with both loans having a fixed interest rate of 5.09%. The refinancing would extend the mortgage loans for 15 years with payments based on a 15 year amortization schedule. The completion of this transaction is subject to completion of due diligence by Farm Bureau and completion of definitive loan agreements. There is no guarantee that these refinancings will be completed on these terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of February 28, 2014 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$80.9	$5.8	$29.2	$25.9	$20.0
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.2	0.1	0.1	—	—
Operating Lease Obligations	0.5	0.2	0.3	—	—
Purchase Obligations (1)	6.5	6.5	—	—	—
Other (2)	3.6	—	—	—	3.6
	$91.7	$12.6	$29.6	$25.9	$23.6

(1)          Reflects expenditures for Griffin Land’s real estate assets.

(2)          Principally reflects the liability related to Griffin’s deferred compensation plan.

In the near-term, Griffin plans to continue to invest in its real estate business, including completing construction of the industrial building in Lehigh Valley Tradeport, the construction of additional buildings on its undeveloped land, expenditures to build out interiors of its buildings as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in New England or the mid-Atlantic states to expand the industrial/warehouse portion of Griffin Land’s real estate business. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin Land does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of its currently vacant space is leased.

As of February 28, 2014, Griffin had cash and cash equivalents of approximately $10.1 million and proceeds held in escrow of approximately $8.9 million. Management believes that its cash and cash equivalents, funds held in escrow and borrowing capacity of $12.5 million under its revolving credit agreement with Webster Bank will be sufficient to meet Griffin’s working capital requirements, the continued investment in Griffin’s real estate assets and the payment of dividends on its common stock, when and if declared by the Board of Directors. Griffin may also continue to seek additional financing secured by nonrecourse mortgages on its properties. Griffin Land’s real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet that are not mortgaged.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved, particularly with respect to the expected timing and costs of the construction of the new industrial building in the Lehigh Valley, leasing of currently vacant space, construction of additional facilities in the real estate business, completion of refinancing two mortgage loans with Farm Bureau, the ability to obtain mortgage financing on Griffin Land’s unleveraged properties and Griffin’s anticipated future liquidity.  The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Item 1A under the heading “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013 filed with the Securities and Exchange Commission on February 13, 2014.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of February 28, 2014, Griffin had several nonrecourse mortgage loans aggregating approximately $38.4 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of February 28, 2014.

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

PART II                OTHER INFORMATION

ITEM 1A.              RISK FACTORS

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

ITEM 6.                 EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Land & Nurseries, Inc. as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
3.1	Amended and Restated Certificate of Incorporation of Griffin Land & Nurseries, Inc.	10-Q	001-12879	3.1	10/10/13
3.2	By-laws of Griffin Land & Nurseries, Inc.	10-Q	001-12879	3.2	10/10/13
10.1†	Form of 401(k) Plan of Griffin Land & Nurseries, Inc.	10	001-12879	10.7	4/8/97
10.2†	Griffin Land & Nurseries, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Land & Nurseries, Inc. 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank	10-K	001-12879	10.24	2/28/02
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Land & Nurseries, Inc., and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009 (incorporated by reference to Form dated February 28, 2009, filed April 9, 2009)	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Land & Nurseries, Inc. and People’s United Bank	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.20	Revolving Line of Credit Loan Agreement with Doral Bank, FSB dated April 28, 2011	10-Q	001-12879	10.45	7/7/11

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.21	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee	10-Q	001-12879	10.46	7/7/11
10.22	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee	10-Q	001-12879	10.47	7/7/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Land & Nurseries, Inc. and Webster Bank, National Association dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings LLC and First Niagara Bank dated April 1, 2013	10-Q	001-12879	10.49	6/1/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13
10.27	Revolving Line of Credit Note dated April 24, 2013	10-Q	001-12879	10.52	6/1/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.30†	Amended and Restated Employment Agreement dated December 30, 2013 between Griffin Land & Nurseries, Inc., Imperial Nurseries, Inc. and Gregory Schaan	8-K	001-12879	10.55	1/2/14

31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†          A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

*          Filed herewith.

**        Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: April 9, 2014		Frederick M. Danziger
Chairman and Chief Executive Officer

	BY:	/s/ ANTHONY J.GALICI
DATE: April 9, 2014		Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer