Form 10-Q
period 2014-05-31
GRIFFIN LAND & NURSERIES INC
filed 2014-07-10
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at July 3, 2014:  5,149,574

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I                                                            FINANCIAL INFORMATION

ITEM 1.                                                         FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	May 31, 2014	November 30, 2013
ASSETS
Real estate assets at cost, net of accumulated depreciation	$140,540	$131,190
Real estate held for sale	1,104	1,104
Cash and cash equivalents	13,067	14,179
Proceeds held in escrow	—	8,860
Deferred income taxes	6,927	5,975
Note receivable	4,151	—
Available for sale securities - Investment in Centaur Media plc	2,142	2,208
Property and equipment, net of accumulated depreciation	256	1,950
Other assets	12,320	13,634
Assets of discontinued operation	672	5,627
Total assets	$181,179	$184,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage loans	$65,639	$66,708
Deferred revenue	7,472	8,467
Accounts payable and accrued liabilities	4,620	3,011
Dividend payable	—	1,029
Other liabilities	6,477	6,629
Liabilities of discontinued operation	94	768
Total liabilities	84,302	86,612
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,537,895 and 5,534,687 shares issued, respectively, and 5,149,574 and 5,146,366 shares outstanding, respectively	55	55
Additional paid-in capital	107,766	107,603
Retained earnings	3,167	4,372
Accumulated other comprehensive loss, net of tax	(645)	(449)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)
Total stockholders’ equity	96,877	98,115
Total liabilities and stockholders’ equity	$181,179	$184,727

 See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Rental revenue	$5,064	$4,798	$10,030	$9,539
Revenue from property sales	277	1,590	370	2,474
Total revenue	5,341	6,388	10,400	12,013

Operating expenses of rental properties	1,747	1,723	4,198	3,787
Depreciation and amortization expense	1,638	1,727	3,279	3,320
Costs related to property sales	70	222	94	365
General and administrative expenses	1,696	2,135	3,880	4,340
Total expenses	5,151	5,807	11,451	11,812

Operating income (loss)	190	581	(1,051)	201

Interest expense	(774)	(965)	(1,678)	(1,943)
Investment income	141	51	188	51
Gain on sale of common stock in Centaur Media plc	—	—	318	504
Loss on debt extinguishment	—	(286)	—	(286)
Gain on sale of investment in Shemin Nurseries Holding Corp.	—	—	—	3,397
(Loss) income before income tax benefit (provision)	(443)	(619)	(2,223)	1,924
Income tax benefit (provision)	218	225	900	(634)
(Loss) income from continuing operations	(225)	(394)	(1,323)	1,290
Discontinued operations, net of tax:
Gain (loss) from landscape nursery business, including the gain (loss) on sale of assets of $3 and ($28), net of tax, in the 2014 three month period and 2014 six month period, respectively	390	282	118	(92)

Net income (loss)	$165	$(112)	$(1,205)	$1,198

Basic net income (loss) per common share:
(Loss) income from continuing operations	$(0.04)	$(0.08)	$(0.26)	$0.25
Income (loss) from discontinued operations	0.07	0.06	0.03	(0.02)
Basic net income (loss) per common share	$0.03	$(0.02)	$(0.23)	$0.23

Diluted net income (loss) per common share:
(Loss) income from continuing operations	$(0.04)	$(0.08)	$(0.26)	$0.25
Income (loss) from discontinued operations	0.07	0.06	0.03	(0.02)
Diluted net income (loss) per common share	$0.03	$(0.02)	$(0.23)	$0.23

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013

Net income (loss)	$165	$(112)	$(1,205)	$1,198

Other comprehensive loss, net of tax:

Reclassifications included in net income (loss)	(144)	120	(191)	(102)

(Decrease) increase in fair value of Centaur Media plc	(212)	(633)	327	(672)

Unrealized (loss) gain on cash flow hedges	(221)	184	(332)	267

Total other comprehensive loss, net of tax	(577)	(329)	(196)	(507)

Total comprehensive (loss) income	$(412)	$(441)	$(1,401)	$691

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended May 31, 2014 and June 1, 2013

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 1, 2012	5,527,911	$55	$107,056	$11,222	$(721)	$(13,466)	$104,146

Stock-based compensation	—	—	267	—	—	—	267

Exercise of stock options	6,776	—	80	—	—	—	80

Net income	—	—	—	1,198	—	—	1,198

Total other comprehensive loss, net of tax	—	—	—	—	(507)	—	(507)

Balance at June 1, 2013	5,534,687	$55	$107,403	$12,420	$(1,228)	$(13,466)	$105,184

Balance at November 30, 2013	5,534,687	$55	$107,603	$4,372	$(449)	$(13,466)	$98,115

Stock-based compensation	—	—	83	—	—	—	83

Exercise of stock options	3,208	—	80	—	—	—	80

Net loss	—	—	—	(1,205)	—	—	(1,205)

Total other comprehensive loss, net of tax	—	—	—	—	(196)	—	(196)

Balance at May 31, 2014	5,537,895	$55	$107,766	$3,167	$(645)	$(13,466)	$96,877

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended,
	May 31, 2014	June 1, 2013
Operating activities:
Net (loss) income	$(1,205)	$1,198
(Income) loss from discontinued operations	(118)	92
(Loss) income from continuing operations	(1,323)	1,290
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,279	3,320
Deferred income taxes	(900)	634
Gain on sale of common stock in Centaur Media plc	(318)	(504)
Gain on sales of property	(276)	(2,109)
Stock-based compensation expense	213	236
Amortization of debt issuance costs	131	144
Accretion of discount on note receivable	(115)	—
Loss on debt extinguishment	—	286
Gain on sale of investment in Shemin Nurseries Holding Corp.	—	(3,397)
Changes in assets and liabilities:
Other assets	803	913
Accounts payable and accrued liabilities	(70)	232
Deferred revenue	(625)	(945)
Other liabilities	106	376
Net cash provided by operating activities of continuing operations	905	476
Net cash used in operating activities of discontinued operations	(511)	(4,712)
Net cash provided by (used in) operating activities	394	(4,236)

Investing activities:
Additions to real estate assets	(8,927)	(10,051)
Proceeds from property sales returned from escrow	8,864	6,934
Proceeds from the sale of common stock in Centaur Media plc	566	1,160
Proceeds from the sale of business	169	—
Additions to property and equipment	(58)	(65)
Proceeds from the sale of investment in Shemin Nurseries Holding Corp.	—	3,418
Net cash provided by investing activities	614	1,396

Financing activities:
Payments of debt	(1,069)	(925)
Dividends paid to stockholders	(1,029)	(1,028)
Debt issuance costs	(102)	(214)
Exercise of stock options	80	80
Debt modification costs	—	(70)
Net cash used in financing activities	(2,120)	(2,157)
Net decrease in cash and cash equivalents	(1,112)	(4,997)
Cash and cash equivalents at beginning of period	14,179	10,181
Cash and cash equivalents at end of period	$13,067	$5,184

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

Imperial’s growing operations are reflected in the accompanying unaudited consolidated financial statements as a discontinued operation due to the sale, effective January 8, 2014, of its inventory and certain of its assets (the “Imperial Sale”) to Monrovia Connecticut LLC (“Monrovia”), a subsidiary of Monrovia Nursery Company (see Notes 2, 4 and 10).  Concurrent with the Imperial Sale, a subsidiary of Griffin and Imperial entered into a long-term lease with Monrovia for Imperial’s Connecticut production nursery.  As the growing operations of Imperial are reflected as a discontinued operation in Griffin’s unaudited consolidated financial statements, Griffin’s continuing operations presented in the accompanying financial statements solely reflect its real estate business and, therefore, industry segment information is not presented.  Accordingly, certain prior period amounts in Griffin’s unaudited consolidated financial statements have been reclassified to conform to the current presentation which better reflects Griffin’s real estate business, including presentation of an unclassified balance sheet consistent with real estate industry practice.  Certain parts of Imperial’s prior year results, such as rental revenue and expense related to the leasing of Imperial’s Florida farm to another grower and certain expenses related to the property and equipment of Imperial’s Connecticut farm, which continues to be owned by Griffin and leased to Monrovia, are included in Griffin’s continuing operations.

Through the fiscal year ended November 30, 2013 (“fiscal 2013”), Griffin reported on a 52-53 week fiscal year that ended on the Saturday nearest November 30 and included four quarters of 13 weeks each.  Starting in the fiscal year ending November 30, 2014 (“fiscal 2014”), Griffin is reporting on a twelve month fiscal year that will end on November 30 with interim periods comprised of three months that end on the last day of the third month of each quarter.  Accordingly, the fiscal 2014 second quarter ended on May 31, 2014.

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

As of May 31, 2014, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposures.  Griffin does not use derivatives for speculative purposes.  Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet.  The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the three months ended May 31, 2014 (the “2014 second quarter”) and the six months ended May 31, 2014 (the “2014 six month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen and twenty-six weeks ended June 1, 2013 are referred to herein as the “2013 second quarter” and “2013 six month period,” respectively.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Specifically, this update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions.  This update was effective for Griffin in the 2014 second quarter.  The adoption of this guidance did not have an impact on Griffin’s financial position or results of operations.

2.              Discontinued Operation

Effective January 8, 2014, in accordance with the terms of the Imperial Sale (see Notes 1, 4 and 10), Imperial sold its inventory and certain assets for $732 in cash and a non-interest bearing note receivable of $4,250 (the “Promissory Note”).  Net cash of $732 was received from Monrovia in the 2014 six month period and Griffin paid $563 in severance and other expenses.  The Promissory Note is due in two installments: $2,750 was due on June 1, 2014 and $1,500 is due on June 1, 2015. The Promissory Note was discounted at 7% to its present value of $4,036 at inception and is secured by an irrevocable letter of credit.  Subsequent to the end of the 2014 second quarter, Griffin received payment of the $2,750 installment from Monrovia.  Under the terms of the Imperial Sale, Griffin and Imperial agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Imperial Sale and also agreed to certain non-competition restrictions for a four-year period.

Concurrent with the Imperial Sale, Imperial and River Bend Holdings, LLC, a wholly-owned subsidiary of Griffin, entered into a Lease and Option Agreement and an Addendum to such agreement (the “Imperial Lease”, and together with the Imperial Sale, the “Imperial Transaction”) with Monrovia, pursuant to which Monrovia is leasing Imperial’s Connecticut production nursery for a ten-year period, with options to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease provides for net annual rent payable to Griffin of $500 for each of the first five years with rent for subsequent years determined in accordance with the Imperial Lease. The Imperial Lease also grants Monrovia an option to purchase most of the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations during the first thirteen years of the lease period for $10,500, or $7,000 if only a certain portion of the land is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease.  Accordingly, the operating results of Imperial’s growing operations are reflected as a discontinued operation in Griffin’s consolidated statements of operations for all periods presented and the assets and liabilities of the growing operations of Imperial (excluding those assets that are part of the Imperial Lease) are shown as assets and liabilities of the discontinued operation on Griffin’s consolidated balance sheets.  The property and equipment previously used by Imperial and currently leased to Monrovia were reclassified on January 8, 2014 from property and equipment to real estate assets on Griffin’s consolidated balance sheet. The property and equipment had a cost of $11,485 and accumulated depreciation of $9,850 at the time it was reclassified.

Revenue and the pretax income (loss) from Imperial’s growing operations, reflected as a discontinued operation in Griffin’s consolidated statements of operations, were as follows:

	For the Three Months Ended,		For the Six Months Ended,
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013

Net sales and other revenue	$69	$8,855	$80	$8,940

Pretax income (loss)	$644	$384	$244	$(205)

The pretax income of Imperial’s discontinued operation in the 2014 second quarter and 2014 six month period includes $451 for the reclassification of actuarial gains related to Griffin’s postretirement benefits program from other comprehensive income into pretax income as a result of the termination of Griffin’s postretirement benefits program (see Note 10).

In the thirteen weeks ended November 30, 2013 (the “ 2013 fourth quarter”), a charge of $10,400 was included in cost of landscape nursery sales to reduce Imperial’s nursery inventories to fair value, which was the net realizable value based on the terms of the Imperial Sale.  The pretax loss from the Imperial Sale in the 2014 six month period was as follows:

Consideration received from Monrovia, reflecting cash of $732 and note receivable of $4,036	$4,768
Carrying value of assets sold, principally inventory	(4,561)
Curtailment of employee benefit plan (see Note 10)	309
Severance and other expenses	(563)
Pretax loss	$(47)

The assets and liabilities of Imperial’s growing operation, reflected as a discontinued operation, are as follows:

	May 31, 2014	November 30, 2013
Assets:
Accounts receivable	$387	$1,151
Inventories	—	4,116
Other	285	360
	$672	$5,627

Liabilities:
Accounts payable and accrued liabilities	$94	$768

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

During the 2014 six month period, Griffin did not transfer any assets or liabilities in or out of Levels 1 or 2.  The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	May 31, 2014
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$2,142	$—	$—

Interest rate swap asset	$—	$38	$—

Interest rate swap liabilities	$—	$2,282	$—

	November 30, 2013
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$2,208	$—	$—

Interest rate swap asset	$—	$63	$—

Interest rate swap liabilities	$—	$2,285	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	May 31, 2014		November 30, 2013
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$13,067	$13,067	$14,179	$14,179
Available-for-sale securities	1	2,142	2,142	2,208	2,208
Interest rate swap	2	38	38	63	63

Financial liabilities:
Mortgage debt	2	65,639	66,418	66,708	67,931
Interest rate swaps	2	2,282	2,282	2,285	2,285

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

4.              Real Estate Assets

Real estate assets consist of:

	Estimated Useful Lives	May 31, 2014	November 30, 2013
Land		$18,224	$17,507
Land improvements	10 to 30 years	17,090	15,529
Buildings and improvements	10 to 40 years	123,711	122,057
Tenant improvements	Shorter of useful life or terms of related lease	16,296	16,126
Machinery and equipment	3 to 20 years	11,810	4,188
Development costs		26,739	16,861
		213,870	192,268
Accumulated depreciation		(73,330)	(61,078)
		$140,540	$131,190

Included in real estate assets, net as of May 31, 2014 was $1,547 reflecting the net book value of Imperial’s Connecticut farm assets that were leased to Monrovia effective January 8, 2014 (see Notes 1, 2 and 10).  Prior to that date, these assets were reported as part of property and equipment.  The assets reclassified from property and equipment to real estate assets had a cost of $11,485, net of accumulated depreciation of $9,850 at the time of the reclassification.

Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the Three Months Ended,		For the Six Months Ended,
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013

Depreciation expense	$1,374	$1,368	$2,798	$2,748

Capitalized interest	$251	$—	$375	$—

In the 2013 fourth quarter, Griffin Land completed the sale of approximately 90 acres of undeveloped land for approximately $9,000 in cash, before transaction costs (the “Windsor Land Sale”).  The land sold is located in Windsor, Connecticut and is part of an approximately 268 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut.  Under the terms of the Windsor Land Sale, Griffin Land and the buyer will each construct roadways connecting the land parcel sold with existing town roads. The roads to be built will become new town roads, thereby providing public access to the remaining acreage in Griffin Land’s land parcel.  As a result of Griffin Land’s continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method, whereby the revenue and gain on the sale are being recognized as the total costs related to the property sold are incurred.  At the closing of the Windsor Land Sale, cash proceeds of $8,860 were placed in escrow for the potential purchase of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, which was reflected as Proceeds Held in Escrow on Griffin’s consolidated balance sheet as of November 30, 2013.  The proceeds held in escrow were returned to Griffin in the 2014 second quarter as a replacement property was not acquired.

As of May 31, 2014, approximately 34% of the total costs related to the Windsor Land Sale have been incurred; therefore, from the date of the Windsor Land Sale through May 31, 2014, approximately 34% of the total revenue and pretax gain on the sale have been recognized in Griffin’s consolidated statements of operations.  Griffin’s consolidated statements of operations for the 2014 second quarter and 2014 six month period include revenue of $277 and $370, respectively, and a pretax gain of $207 and $276, respectively, from the Windsor Land Sale.  The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to take place mostly in the third and fourth quarters of fiscal 2014.  Included on Griffin’s consolidated balance sheet as of May 31, 2014, is deferred revenue of $5,930 that will be recognized as the remaining costs are incurred.  Including the pretax gain on sale of $1,990 recognized in fiscal 2013 and $276 recognized in the 2014 six month period, the total gain on the Windsor Land Sale is expected to be approximately $6,688 after all revenue is recognized and all costs are incurred.  While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods (see Note 10).

Real estate assets held for sale consist of:

	May 31, 2014	November 30, 2013
Land	$30	$30
Development costs	1,074	1,074
	$1,104	$1,104

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

As of November 30, 2013, Griffin held 2,452,462 shares of Centaur Media common stock.  In the 2014 six month period, Griffin sold 500,000 shares of its Centaur Media common stock for total cash proceeds of $566, after transaction costs.  The sale of Centaur Media common stock resulted in a pretax gain of $318 in the 2014 six month period.  Griffin utilized the average cost method to determine its gain on the sale of Centaur stock.  As of May 31, 2014, Griffin held 1,952,462 shares of Centaur Media common stock.

The cost, unrealized gain and fair value of Griffin’s investment in Centaur Media are as follows:

	May 31, 2014	November 30, 2013

Fair value	$2,142	$2,208
Cost	1,014	1,274
Unrealized gain	$1,128	$934

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

6.              Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	May 31, 2014	November 30, 2013
Land		$—	$437
Land improvements	10 to 20 years	—	1,561
Buildings and improvements	10 to 40 years	—	1,865
Machinery and equipment	3 to 20 years	1,220	12,135
		1,220	15,998
Accumulated depreciation		(964)	(14,048)
		$256	$1,950

As a result of the Imperial Lease, certain assets of the Connecticut farm were reclassified from property and equipment to real estate assets on January 8, 2014.  The net book value of the assets reclassified was $1,635, reflecting cost of $11,485 net of accumulated depreciation of $9,850.

Griffin incurred new capital lease obligations of $53 and $48 related to equipment acquisitions in the 2014 six month period and the 2013 six month period, respectively.

7.              Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	May 31, 2014	November 30, 2013

6.30%, due May 1, 2014	$—	$99
5.73%, due August 1, 2015	18,405	18,615
8.13%, due April 1, 2016	3,422	3,603
7.0%, due October 2, 2017	5,654	5,779
Variable rate mortgage, due October 2, 2017*	6,479	6,563
Variable rate mortgage, due February 1, 2019*	11,021	11,150
Variable rate mortgage, due August 1, 2019*	7,781	7,869
Variable rate mortgage, due January 27, 2020*	3,905	3,961
Variable rate mortgage, due September 1, 2023*	8,972	9,069
Total nonrecourse mortgages	$65,639	$66,708

* Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

As of May 31, 2014, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets.  Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 3).  No ineffectiveness on the cash flow hedges was recognized as of May 31, 2014 and none is anticipated over the term of the agreements.  Amounts in other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  None of the interest rate swap agreements contain any credit risk related contingent features.  In the 2014 six month period, Griffin recognized a loss (included in other comprehensive loss) before taxes of $526 on its interest rate swap agreements.  In the 2013 six month period, Griffin recognized a gain (included in other comprehensive loss) before taxes of $424 on its interest rate swap agreements.

As of May 31, 2014, $992 was expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense.  As of May 31, 2014, the net fair value of Griffin’s interest rate swap agreements was $2,244, with $38 included in other assets and $2,282 included in other liabilities on Griffin’s consolidated balance sheet.

On June 6, 2014, a subsidiary of Griffin, Griffin Center Development I, LLC, completed the refinancing of its nonrecourse mortgage loan (the “GCD Mortgage Loan”) with Farm Bureau Life Insurance Company (“Farm Bureau”) that was due April 1, 2016. The GCD Mortgage Loan is collateralized by a 165,000 square foot flex building in Windsor, Connecticut. At the time of the refinancing, the GCD Mortgage Loan had a balance of $3,391 and had an interest rate of 8.13%.  The refinancing increased the loan amount to $7,868, reduced the interest rate to 5.09% and extended the loan term to 15 years from the time of the refinancing, with payments based on a 15 year amortization schedule.

Also on June 6, 2014, a subsidiary of Griffin, Tradeport Development I, LLC, completed the refinancing of its nonrecourse mortgage loan (the “TD Mortgage Loan”) with Farm Bureau that was due October 2, 2017. The TD Mortgage Loan is collateralized by a 100,000 square foot industrial building and a 57,000 square foot industrial building, both located in Windsor, Connecticut. At the time of the refinancing, the TD Mortgage Loan had a balance of $5,632 and had an interest rate of 7.0%. The refinancing increased the loan amount to $6,632, reduced the interest rate to 5.09% and extended the loan term to 15 years from the time of the refinancing, with payments based on a 15 year amortization schedule. $1,000 of the mortgage loan proceeds from the refinancing of the TD

Mortgage Loan is being held in escrow. The escrowed funds will be released to Griffin if the 57,000 square foot industrial building is re-leased within one year from August 31, 2014, the date the current full building lease is scheduled to expire. That lease is not expected to be renewed, but may be extended for a short period. If a replacement lease reflecting rental terms agreed upon with Farm Bureau is not obtained, the proceeds being held in escrow are required to be used to make a partial prepayment, without penalty, on the TD Mortgage Loan.

The GCD Mortgage Loan and the TD Mortgage Loan are cross-collateralized and cross-defaulted with each other. The loans may not be voluntarily prepaid for seven years; thereafter, any prepayment would require a prepayment fee and the simultaneous prepayment of both loans.

8.              Revolving Credit Agreement

Griffin has a $12,500 revolving credit line with Webster Bank (the “Webster Credit Line”) that expires May 1, 2015.  Griffin has an option to extend the Webster Credit Line for an additional year.  Interest on the outstanding borrowings under the Webster Credit Line are at the one month LIBOR rate plus 2.75%.  The Webster Credit Line is collateralized by Griffin Land’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center.  There have been no borrowings under the Webster Credit Line since its inception.

9.              Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended,		For the Six Months Ended,
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013

(Loss) income from continuing operations for computation of basic and diluted per share results, net of tax	$(225)	$(394)	$(1,323)	$1,290

Income (loss) from discontinued operations for computation of basic and diluted per share results, net of tax	390	282	118	(92)

Net income (loss)	$165	$(112)	$(1,205)	$1,198

Weighted average shares outstanding for computation of basic per share results	5,147,000	5,142,000	5,147,000	5,141,000

Incremental shares from assumed exercise of Griffin stock options (a)	—	—	—	6,000

Adjusted weighted average shares for computation of diluted per share results	5,147,000	5,142,000	5,147,000	5,147,000

(a)                   Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive.  Such assessment is based on income (loss) from continuing operations when net income includes discontinued operations.  The incremental shares from the assumed exercise of stock options in the three month and six month periods ended May 31, 2014 would have been 12,000 and 13,000, respectively.  The incremental shares from the assumed exercise of stock options in the three months ended June 1, 2013 would have been 8,000.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”).  Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.  Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at May 31, 2014 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors upon their re-election to Griffin’s Board of Directors:

	For the Six Months Ended,
	May 31, 2014		June 1, 2013
	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date

Non-employee directors	8,532	$12.42	8,112	$12.94

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2014 and 2013 six month periods were as follows:

	For the Six Months Ended,
	May 31, 2014	June 1, 2013

Expected volatility	38.9%	40.3%
Risk free interest rate	2.16%	1.33%
Expected option term (in years)	8.5	8.5
Annual dividend yield	$0.20	$0.20

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the Six Months Ended,
	May 31, 2014		June 1, 2013
	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	239,677	$30.35	243,841	$29.88
Granted	8,532	$28.12	8,112	$29.58
Exercised	(3,208)	$24.94	(6,776)	$11.81
Forfeited	(23,000)	$30.27	—
Outstanding at end of period	222,001	$30.35	245,177	$30.37

Range of Exercise Prices	Outstanding at May 31, 2014	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00-$28.00	18,068	$25.45	6.5	$48
$28.00-$32.00	120,858	$28.90	6.0	$—
$32.00-$39.00	83,075	$33.52	4.4	$—
	222,001	$30.35	5.4	$48

Number of option holders at May 31, 2014	14

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended,		For the Six Months Ended,
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013

Compensation expense - continuing operations	$60	$130	$213	$236
Compensation expense - discontinued operations	—	22	(130)	31
Net compensation expense	$60	$152	$83	$267

Related tax benefit - continuing operations	$16	$28	$40	$57

As of May 31, 2014, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2014	$125
Fiscal 2015	$153
Fiscal 2016	$33

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Unrealized gain	Unrealized gain	Actuarial gain
	(loss) on cash	(loss) on investment	on postretirement
	flow hedges	in Centaur Media	benefits program	Total
Balance November 30, 2013	$(1,401)	$648	$304	$(449)

Other comprehensive (loss) income before reclassfications	(332)	327	—	(5)
Amounts reclassified	317	(204)	(304)	(191)
Net activity for other comprehensive loss	(15)	123	(304)	(196)
Balance May 31, 2014	$(1,416)	$771	$—	$(645)

	Unrealized gain	Unrealized gain	Actuarial gain
	(loss) on cash	(loss) on investment	on postretirement
	flow hedges	in Centaur Media	benefits program	Total
Balance December 1, 2012	$(2,011)	$1,054	$236	$(721)

Other comprehensive income (loss) before reclassifications	267	(672)	—	(405)
Amounts reclassified	230	(332)	—	(102)
Net activity for other comprehensive loss	497	(1,004)	—	(507)
Balance June 1, 2013	$(1,514)	$50	$236	$(1,228)

The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended,
	May 31, 2014			June 1, 2013
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net income (loss):
Termination of postretirement benefits program ($283 net of tax to discontinued operations, $21 net of tax to general and administrative expense)	$(485)	$181	$(304)	$—	$—	$—
Loss on cash flow hedges (interest expense)	253	(93)	160	191	(71)	120
Total reclassifications included in net income (loss)	(232)	88	(144)	191	(71)	120

Mark to market adjustment on Centaur Media for an increase (decrease) in the foreign currency exchange rate	1	(1)	—	20	(7)	13

Mark to market adjustment on Centaur Media for a decrease in fair value	(327)	115	(212)	(995)	349	(646)

(Decrease) increase in fair value adjustments on Griffin’s cash flow hedges	(349)	128	(221)	293	(109)	184

Total change in other comprehensive (loss) income	(675)	242	(433)	(682)	233	(449)
Other comprehensive (loss) income	$(907)	$330	$(577)	$(491)	$162	$(329)

	For the Six Months Ended,
	May 31, 2014			June 1, 2013
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net income (loss):
Realized gain on sale of Centaur Media (gain on sale)	$(321)	$117	$(204)	$(509)	$177	$(332)
Termination of postretirement benefits program ($283 net of tax to discontinued operations, $21 net of tax to general and administrative expense)	(485)	181	(304)	—	—	—
Loss on cash flow hedges (interest expense)	503	(186)	317	366	(136)	230
Total reclassifications included in net income (loss)	(303)	112	(191)	(143)	41	(102)

Mark to market adjustment on Centaur Media for an increase (decrease) in the foreign currency exchange rate	62	(22)	40	(223)	78	(145)

Mark to market adjustment on Centaur Media for an increase (decrease) in fair value	441	(154)	287	(811)	284	(527)

(Decrease) increase in fair value adjustments on Griffin’s cash flow hedges	(526)	194	(332)	424	(157)	267

Total change in other comprehensive (loss) income	(23)	18	(5)	(610)	205	(405)

Other comprehensive (loss) income	$(326)	$130	$(196)	$(753)	$246	$(507)

Cash Dividend

Griffin did not declare a cash dividend in the 2014 or 2013 six month periods.  During the 2014 first quarter, Griffin paid $1,029 for the cash dividend declared in the 2013 fourth quarter.  During the 2013 first quarter, Griffin paid $1,028 for the cash dividend declared in the fourth quarter of fiscal 2012.

10.  Supplemental Financial Statement Information

Deferred Revenue on Land Sale

Included in deferred revenue on Griffin’s consolidated balance sheet as of May 31, 2014 is approximately $5,930 related to the Windsor Land Sale that will be recognized as road construction required by the terms of the Windsor Land Sale is completed (see Note 4).

Supplemental Cash Flow Information

An increase of $503 in the 2014 six month period and a decrease of $1,034 in the 2013 six month period in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.  In the 2014 six month period, Griffin sold 500,000 shares of its Centaur Media common stock (see Note 5).

Included in accounts payable and accrued liabilities at May 31, 2014 and November 30, 2013 were $2,430 and $813, respectively, for additions to real estate assets.  Accounts payable and accrued liabilities related to additions to real estate assets increased by $1,617 in the 2014 six month period and decreased by $221 in the 2013 six month period.

	For the Three Months Ended,		For the Six Months Ended,
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013

Interest payments	$955	$658	$1,930	$1,847

Effective January 8, 2014, in accordance with the terms of the Imperial Sale (see Notes 1, 2 and 4), Imperial sold its inventory and certain assets for $732 in cash and the Promissory Note.  The Promissory Note is due in two installments: $2,750 was due on June 1, 2014 and $1,500 is due on June 1, 2015 and was discounted at 7% to its present value of $4,036 at inception. The Promissory Note is secured by an irrevocable letter of credit. Subsequent to the end of the second quarter, Griffin received payment of the $2,750 installment from Monrovia.

Other Postretirement Benefits

As a result of the Imperial Sale (see Note 2), the liability for postretirement benefits, included in other liabilities on Griffin’s consolidated balance sheets, was reduced from $372 at November 30, 2013 to $63 at February 28, 2014.  A curtailment gain of $309 is included in the determination of the loss on the Imperial Sale.

In the 2014 second quarter, Griffin terminated its postretirement benefits program.  Accordingly, the remaining liability under the postretirement benefits program was reversed and all actuarial gains under the postretirement program that had been reflected in accumulated other comprehensive income were reclassified into net income in the 2014 second quarter. As essentially all of the participants in the postretirement benefits program had been employees of Imperial, and charges related to the postretirement benefits program had been included in the results of the landscape nursery business that is now presented as a discontinued operation, the effect of the termination of the postretirement benefits program is mostly reflected in the results of discontinued operation on Griffin’s consolidated statements of operations for the 2014 second quarter and 2014 six month period.

Income Taxes

Griffin’s effective income tax rate on continuing operations was 40.5% for the 2014 six month period as compared to 33.0% in the 2013 six month period.  The effective tax rate in the 2014 six month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

As of May 31, 2014, Griffin’s consolidated balance sheet includes a net deferred tax asset of $6,927.  Although Griffin has incurred a cumulative pretax loss from continuing operations (excluding nonrecurring items) for the three fiscal years ended November 30, 2013, management has concluded that a valuation allowance against its net deferred tax assets is not required.

Examinations of Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns are currently being performed.

11.  Commitments and Contingencies

As of May 31, 2014, Griffin had committed purchase obligations of approximately $1,236, principally for the balance of construction of an approximately 303,000 square foot building in the Lehigh Valley of Pennsylvania and for the development of Griffin Land’s properties.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) reflect Griffin’s real estate business conducted through its wholly-owned subsidiary, Griffin Land, LLC (“Griffin Land”), and Griffin’s wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”). Imperial’s growing operations are reflected as a discontinued operation in Griffin’s consolidated financial statements for all periods presented as a result of the sale (the “Imperial Sale”) of Imperial’s growing operations to Monrovia Connecticut LLC (“Monrovia”) and the lease of Imperial’s Connecticut farm to Monrovia (the “Imperial Lease”, and together with the Imperial Sale the “Imperial Transaction”) that became effective January 8, 2014.

The significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements included in Item 1 are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended November 30, 2013 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2014.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and six months ended May 31, 2014, are consistent with those used by Griffin to prepare its financial statements for the fiscal year ended November 30, 2013 (“fiscal 2013”).

Summary

For the three months ended May 31, 2014 (the “2014 second quarter”), Griffin had net income of approximately $0.2 million as compared to a net loss of approximately $0.1 million for the thirteen weeks ended June 1, 2013 (the “2013 second quarter”). For the 2014 second quarter, Griffin incurred a loss from continuing operations of approximately $0.2 million and had income from discontinued operations of approximately $0.4 million, as compared to a loss from continuing operations of approximately $0.4 million and income from discontinued operations of approximately $0.3 million in the 2013 second quarter. Griffin’s slightly lower loss from continuing operations in the 2014 second quarter as compared to the 2013 second quarter principally reflects lower interest expense in the 2014 second quarter (due to interest being capitalized in the 2014 second quarter versus no interest capitalized in the 2013 second quarter) and a loss on debt extinguishment of approximately $0.3 million in the 2013 second quarter, partially offset by lower operating profit in the 2014 second quarter as compared to the 2013 second quarter. The lower operating profit principally reflects a lower gain on property sales in the 2014 second quarter as compared to the 2013 second quarter.

For the six months ended May 31, 2014 (the “2014 six month period”), Griffin incurred a net loss of approximately $1.2 million as compared to net income of approximately $1.2 million for the twenty-six weeks ended June 1, 2013 (the “2013 six month period”). For the 2014 six month period, Griffin incurred a loss from continuing operations of approximately $1.3 million and had income from discontinued operations of approximately $0.1 million, as compared to income from continuing operations of approximately $1.3 million and a loss from discontinued operations of approximately $0.1 million in the 2013 six month period. Griffin’s loss from continuing operations in the 2014 six month period as compared to income from continuing operations in the 2013 six month period principally reflects: (a) the inclusion in the 2013 six month period of a pretax gain of approximately $3.4 million from the sale of Griffin’s investment in Shemin Nurseries Holding Corp.; and (b) an operating loss of approximately $1.1 million incurred in the 2014 six month period as compared to operating profit of approximately $0.2 million in the 2013 six month period.

Results of Operations

2014 Second Quarter Compared to 2013 Second Quarter

Total revenue decreased from approximately $6.4 million in the 2013 second quarter to approximately $5.3 million in the 2014 second quarter, reflecting a decrease of approximately $1.3 million in revenue from property sales partially offset by a net increase of approximately $0.3 million in rental revenue in the 2014 second quarter as compared to the 2013 second quarter.

The net increase of approximately $0.3 million in rental revenue in the 2014 second quarter as compared to the 2013 second quarter principally reflects: (a) approximately $0.5 million of rental revenue from leasing previously vacant space; and (b) approximately $0.2 million from the Imperial Lease; partially offset by (c) a decrease in rental revenue of approximately $0.4 million from leases that expired and were not renewed. The increase in rental revenue due to leasing previously vacant space includes rental revenue of approximately $0.4 million from the full building lease of the 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania that was completed in the fiscal year ended December 1, 2012 (“fiscal 2012”) and leased in fiscal 2013, with rental revenue commencing during the thirteen weeks ended August 31, 2013 (the “2013 third quarter”).

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Leased Square Footage	Percentage Leased
As of June 1, 2013	2,460,000	2,108,000	86%
As of November 30, 2013	2,460,000	1,939,000	79%
As of May 31, 2014	2,460,000	1,950,000	79%

The small increase in square footage leased from the end of fiscal 2013 as compared to the end of the 2014 second quarter principally reflects leasing 31,000 square feet of previously vacant industrial/warehouse space, partially offset by the expiration of a lease for 23,000 square feet of industrial space. The leasing market where Griffin’s Connecticut properties are located (the north submarket of Hartford) remained competitive through the 2014 second quarter, and activity by prospective tenants continues to be muted. Subsequent to the end of the 2014 second quarter, Griffin Land completed construction of the shell of a 303,000 square foot industrial building in the Lehigh Valley of Pennsylvania that was built on speculation. This new building is not yet leased but is now ready for tenant improvements. The Lehigh Valley of Pennsylvania has a relatively low vacancy rate.

Revenue from property sales decreased from approximately $1.6 million in the 2013 second quarter to approximately $0.3 million in the 2014 second quarter. The 2013 second quarter property sales revenue reflected the recognition of revenue from the sale of approximately 93 acres of undeveloped land in New England Tradeport, Griffin Land’s industrial park in Windsor and East Granby, Connecticut, to Dollar Tree Distribution, Inc. (the “Dollar Tree Sale”) that closed in fiscal 2012. Under the terms of the Dollar Tree Sale, Griffin Land was required to construct a sewer line to service the property sold. Accordingly, because of Griffin Land’s continuing involvement with the land that was sold, Griffin Land accounted for the Dollar Tree Sale using the percentage of completion method, under which the revenue and the gain on sale were recognized as the total costs related to the property sale were incurred. The revenue from property sales of approximately $0.3 million in the 2014 second quarter reflects the recognition of revenue related to the sale of approximately 90 acres of undeveloped land in Windsor,

Connecticut (the “Windsor Land Sale”) for cash proceeds of approximately $9.0 million (before transaction expenses) that closed in the thirteen weeks ended November 30, 2013 (the “2013 fourth quarter”). Under the terms of the Windsor Land Sale, Griffin Land is required to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin Land’s continuing involvement with the land that was sold, the Windsor Land Sale is also being accounted for under the percentage of completion method. From the closing of the Windsor Land Sale through the end of the 2014 second quarter, Griffin Land has recognized approximately $3.0 million of revenue from the Windsor Land Sale. The balance of the revenue from the Windsor Land Sale, approximately $5.9 million, will be recognized as the remaining costs of the required roadway construction are incurred, which is expected to be mostly in the third and fourth quarters of fiscal 2014. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties was approximately $1.7 million in both the 2014 and 2013 second quarters. Although overall operating expenses of rental properties was essentially unchanged from the 2013 second quarter to the 2014 second quarter, increases in real estate taxes and utility expenses aggregating approximately $0.1 million were substantially offset by decreases in property maintenance and repair expenses of approximately $0.1 million.

Depreciation and amortization expense decreased from approximately $1.7 million in the 2013 second quarter to approximately $1.6 million in the 2014 second quarter. The decrease in depreciation and amortization expense principally reflects certain assets becoming fully depreciated. Griffin’s general and administrative expenses decreased from approximately $2.1 million in the 2013 second quarter to approximately $1.7 million in the 2014 second quarter. The lower general and administrative expenses in the 2014 second quarter principally reflect a decrease in donation and contribution expense of approximately $0.2 million and a decrease in expense related to the Griffin’s non-qualified deferred compensation plan of approximately $0.1 million. The lower expense of the non-qualified deferred compensation plan reflects the effect on participant balances of generally lower stock market performance during the 2014 second quarter as compared to the 2013 second quarter.

In the 2013 second quarter, Griffin incurred a loss on debt extinguishment of approximately $0.3 million that was related to the loan modification agreement on Griffin’s nonrecourse mortgage loan with First Niagara Bank (the “First Niagara Loan”) due in January 2020. On April 1, 2013, Griffin Land and First Niagara Bank entered into an agreement that reduced the interest rate on the First Niagara Loan from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. Because the difference between the present value of the future payments under the modified loan and the present value of payments under the existing loan was greater than 10% of the present value of the payments under the existing loan, the loan modification was accounted for as a debt extinguishment. As such, all deferred costs related to the existing First Niagara Loan (approximately $0.2 million) and the fee paid to First Niagara Bank for the loan modification (approximately $0.1 million) were reflected as a loss on debt extinguishment in Griffin’s 2013 second quarter consolidated statement of operations.

Griffin’s interest expense decreased from approximately $1.0 million in the 2013 second quarter to approximately $0.8 million in the 2014 second quarter. The decrease of approximately $0.2 million in the 2014 second quarter as compared to the 2013 second quarter is principally due to approximately $0.3 million of interest capitalized in the 2014 second quarter, as compared to no capitalized interest in the 2013 second quarter. The capitalized interest in the 2014 second quarter was principally related to the construction of the 303,000 square foot industrial building in the Lehigh Valley of Pennsylvania. Partially offsetting the effect of the increase in capitalized interest in the 2014 second quarter was interest expense of approximately $0.1 million on a nonrecourse mortgage loan entered into in the 2013 third quarter.

Griffin’s effective tax rate was 49.2% in the 2014 second quarter as compared to 36.3% in the 2013 second quarter. The higher effective tax rate in the 2014 second quarter as compared to the 2013 second quarter principally reflects the effect in the 2013 second quarter of lower state income taxes as a result of the tax treatment of the fiscal 2013 investment gains in certain tax jurisdictions. The effective tax rate for the 2014 second quarter is based on management’s projection of operating results for the fiscal 2014 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

The income from discontinued operations, net of tax, of approximately $0.4 million in the 2014 second quarter principally reflects the effect of the termination of Griffin’s postretirement benefits program and reclassification of actuarial gains previously reflected in other comprehensive income into net income. As substantially all of the former participants in Griffin’s postretirement benefits program were formerly employed in the growing operations of the landscape nursery business that is now reported as a discontinued operation, the reclassification of the actuarial gains is mostly included in the results of discontinued operations in the 2014 second quarter. The income from discontinued operations, net of tax, of approximately $0.3 million in the 2013 second quarter, principally reflects the results of the growing operations of the landscape nursery business for that period.

2014 Six Month Period Compared to 2013 Six Month Period

Total revenue decreased from approximately $12.0 million in the 2013 six month period to approximately $10.4 million in the 2014 six month period, reflecting a decrease of approximately $2.1 million in revenue from property sales partially offset by an increase of approximately $0.5 million in rental revenue in the 2014 six month period as compared to the 2013 six month period.

The net increase of approximately $0.5 million in rental revenue in the 2014 six month period as compared to the 2013 six month period reflects: (a) approximately $1.2 million of rental revenue from leasing previously vacant space; and (b) approximately $0.2 million from the Imperial Lease; partially offset by (c) a decrease in rental revenue of approximately $0.9 million from leases that expired and were not renewed. The increase in rental revenue due to leasing previously vacant space includes rental revenue of approximately $0.8 million from the full building lease of the 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania that was completed in fiscal 2012 and leased in fiscal 2013, with rental revenue commencing in the 2013 third quarter.

Revenue from property sales decreased from approximately $2.5 million in the 2013 six month period to approximately $0.4 million in the 2014 six month period. All of the property sales revenue in the 2013 six month period reflected the recognition of revenue from the Dollar Tree Sale that closed in fiscal 2012. All of the property sales revenue in the 2014 six month period reflected the recognition of revenue from the Windsor Land Sale that closed in the 2013 fourth quarter. Both of these transactions were accounted for using the percentage of completion method. All of the revenue from the Dollar Tree Sale was recognized as of the end of the 2013 six month period. Through the end of the 2014 six month period, Griffin Land had recognized approximately $3.0 million of the approximately $9.0 million of total revenue that will be recognized on the Windsor Land Sale when all of the required road work is completed. The balance of the revenue from the Windsor Land Sale will be recognized as the costs of the required roadway construction are incurred, which is expected to be mostly in the third and fourth quarters of fiscal 2014. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased from approximately $3.8 million in the 2013 six month period to approximately $4.2 million in the 2014 six month period. The net increase of approximately $0.4 million principally reflects an increase of approximately $0.2 million in property maintenance expenses, principally snow removal, and increases in real estate taxes and utility expenses aggregating approximately $0.2 million in the 2014 six month period as compared to the 2013 six month period.

Depreciation and amortization expense was approximately $3.3 million in both the 2014 and 2013 six month periods. Griffin’s general and administrative expenses decreased from approximately $4.3 million in the 2013 six month period to approximately $3.9 million in the 2014 six month period. The lower general and administrative expenses in the 2014 six month period principally reflects a decrease in expenses related to Griffin’s non-qualified deferred compensation plan of approximately $0.3 million and a decrease in donation and contribution expense of approximately $0.2 million, partially offset by an increase of approximately $0.1 million in all other general and administrative expenses. The decrease in expenses of the non-qualified deferred compensation plan reflects the effect on participant balances of generally lower stock market performance during the 2014 six month period as compared to the 2013 six month period.

Griffin’s total gain from the sale of investments decreased from approximately $3.9 million in the 2013 six month period to approximately $0.3 million in the 2014 six month period. In the 2013 six month period, the gain reflected the sale of Griffin’s investment in Shemin Nurseries Holding Corp. (“SNHC”) and the sale of a portion of Griffin’s holdings in Centaur Media plc (“Centaur Media”). In the 2013 six month period, Griffin completed the sale of its investment in SNHC and received cash proceeds of approximately $3.4 million. Because of the low carrying cost of its investment in SNHC, Griffin’s gain on sale was also approximately $3.4 million. Also in the 2013 six month period, Griffin sold 1,324,688 shares of its common stock of Centaur Media for cash proceeds of approximately $1.2 million and a gain of approximately $0.5 million. In the 2014 six month period, Griffin’s approximately $0.3 million gain from the sale of investments reflected the sale of 500,000 shares of its common stock in Centaur Media for cash proceeds of approximately $0.6 million. At the end of the 2014 six month period, Griffin held 1,952,462 shares of Centaur Media common stock. Management expects that it will continue to sell its Centaur Media common stock when it believes that sales terms are favorable.

Griffin’s interest expense decreased from approximately $1.9 million in the 2013 six month period to approximately $1.7 million in the 2014 six month period. The decrease of approximately $0.2 million in the 2014 six month period as compared to the 2013 six month period is principally due to approximately $0.4 million of interest capitalized in the 2014 six month period, as compared to no capitalized interest in the 2013 six month period. The capitalized interest in the 2014 six month period was principally related to the construction of the 303,000 square foot industrial building in the Lehigh Valley of Pennsylvania. Partially offsetting the effect of the increase in capitalized interest in the 2014 six month period was interest expense of approximately $0.2 million on a $9.1 million nonrecourse mortgage loan entered into in the 2013 third quarter.

In the 2013 six month period, Griffin incurred a loss on debt extinguishment of approximately $0.3 million related to the loan modification agreement on the First Niagara Loan as previously described in the 2014 Second Quarter Compared to the 2013 Second Quarter.

Griffin’s effective tax rate was 40.5% in the 2014 six month period as compared to 33.0% in the 2013 six month period. The higher effective tax rate in the 2014 six month period as compared to the 2013 six month period principally reflects the effect in the 2013 six month period of lower state income taxes as a result of the tax treatment of investment gains in the 2013 six month period in certain jurisdictions. The effective tax rate for the 2014 six month period is based on management’s projection of operating results for the fiscal 2014 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

The income from discontinued operations, net of tax, of approximately $0.1 million in the 2014 six month period principally reflects the effect of the termination of Griffin’s postretirement benefits program and reclassification of actuarial gains previously reflected in other comprehensive income into net income, partially offset by the loss from the growing operations of the landscape nursery business through the date of the Imperial Sale and the loss on the Imperial Sale. As substantially all of the former participants in Griffin’s postretirement benefits program were formerly employed in the growing operations of the landscape nursery business that is now reported as a discontinued operation, the reclassification of the actuarial gains is included in the results of discontinued operations in the 2014 six month period. The loss from discontinued operations, net of tax, of approximately $0.1 million in the 2013 six month period principally reflects the loss from the growing operations of the landscape nursery business for that period.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $0.4 million in the 2014 six month period as compared to net cash used in operating activities of approximately $4.2 million in the 2013 six month period. Net cash provided by operating activities of continuing operations was approximately $0.9 million in the 2014 six month period as compared to net cash provided by operating activities of continuing operations of approximately $0.5 million in the 2013 six month period. The slight increase in cash provided by operating activities of continuing operations in the 2014 six month period as compared to the 2013 six month period principally reflects an increase in cash generated from rental operations.

Net cash provided by investing activities was approximately $0.6 million in the 2014 six month period as compared to approximately $1.4 million in the 2013 six month period. The net cash provided by investing activities in the 2014 six month period principally reflects cash proceeds from the Windsor Land Sale of approximately $8.9 million that were returned from escrow, cash proceeds of approximately $0.6 million from sales of Centaur Media common stock, and cash proceeds of approximately $0.2 million from the Imperial Sale, substantially offset by cash payments of approximately $8.9 million for real estate assets. At the closing of the Windsor Land Sale in the 2013 fourth quarter, the proceeds of approximately $8.9 million were placed in escrow for potential acquisition of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. As Griffin Land did not acquire a replacement property, the cash proceeds were returned to Griffin in the 2014 second quarter. The additions to Griffin Land’s real estate assets in the 2014 six month period principally reflect approximately $6.6 million for the construction, on speculation, of the approximately 303,000 square foot industrial building in the Lehigh Valley Tradeport on land contiguous to the 228,000 square foot industrial building that Griffin Land developed in fiscal 2012 and fully leased in fiscal 2013. Griffin Land expects to spend a total of approximately $9.8 million on the construction of the shell and site improvements for this new building (slightly higher than the budgeted amount of approximately $9.5 million), including the approximately $1.4 million spent in fiscal 2013. Construction of the shell of this new building was completed subsequent to the end of the 2014 second quarter. Additions to Griffin Land’s real estate assets in the 2014 six month period also include approximately $1.8 million for site work on a residential project and approximately $0.3 million related to the acquisition of a parcel of undeveloped land adjacent to the parcel of undeveloped land in the Lehigh Valley that was acquired in the 2013 six month period (see below). The site work on the residential project was also completed subsequent to the end of the 2014 second quarter.

The net cash of approximately $1.4 million provided by investing activities in the 2013 six month period included the cash proceeds of approximately $6.9 million that had been held in escrow from the Dollar Tree Sale and were used for the acquisition of an approximately 49 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania for approximately $7.1 million in cash, before transaction costs, that closed in the 2013 six month period. In addition to the acquisition of undeveloped land in the 2013 six month period, additions to Griffin Land’s real estate assets included approximately $2.2 million of expenditures principally for tenant improvements related to new leases and the construction of the sewer line related to the Dollar Tree Sale. Also in the 2013 six month period, Griffin received net cash proceeds of approximately $3.4 million from the sale of its investment in SNHC and net cash proceeds of approximately $1.2 million from the sale of a portion of the common stock in Centaur Media held by Griffin.

Net cash used in financing activities was approximately $2.1 million in the 2014 six month period as compared to net cash used in financing activities of approximately $2.2 million in the 2013 six month period. The net cash used in financing activities in both the 2014 and 2013 six month periods reflect payments of approximately $1.0 million in each period for a dividend on Griffin’s common stock that was declared in the prior year’s fourth quarter. Cash used in financing activities for payments of principal on Griffin Land’s nonrecourse mortgages was approximately $1.1 million and $0.9 million in the 2014 six month period and the 2013 six month period, respectively.

Subsequent to the end of the 2014 six month period, Griffin Land completed the refinancing of two nonrecourse mortgage loans with Farm Bureau Life Insurance Company (“Farm Bureau”), the 8.13% mortgage due April 1, 2016 and the 7.0% mortgage due October 2, 2017. These two mortgage loans had a combined balance of approximately $9.1 million as of May 31, 2014. The combined balance after refinancing was $14.5 million, with both loans having a fixed interest rate of 5.09%. The refinanced mortgage loans have a term of 15 years with payments based on a 15 year amortization schedule. $1.0 million of the mortgage loan proceeds from the refinancing of one of the mortgage loans with Farm Bureau is being held in escrow. The escrowed funds will be released to Griffin if a 57,000 square foot industrial building that is part of the collateral for that mortgage loan is re-leased within one year from August 31, 2014, the date the current full building lease is scheduled to expire. That lease is not expected to be renewed, but may be extended for a short period. If a replacement lease reflecting rental terms agreed upon with Farm Bureau is not obtained, the proceeds being held in escrow are required to be used to make a partial prepayment, without penalty, on the mortgage loan.

Griffin’s payments (including principal and interest) under contractual obligations as of May 31, 2014 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$79.6	$5.8	$28.8	$25.4	$19.6
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	0.1	—	—	—
Operating Lease Obligations	0.4	0.2	0.2	—	—
Purchase Obligations (1)	1.2	1.2	—	—	—
Other (2)	3.6	—	—	—	3.6
	$84.9	$7.3	$29.0	$25.4	$23.2

(1)          Reflects expenditures for Griffin Land’s real estate assets.

(2)          Principally reflects the liability for Griffin’s non-qualified deferred compensation plan.

In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of additional buildings on its undeveloped land, expenditures to build out interiors of its buildings as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in the mid-Atlantic states to expand the industrial/warehouse portion of Griffin Land’s real estate business. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin Land does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of its currently vacant space there is leased, but would construct a build-to-suit facility on its undeveloped land in Connecticut if lease terms are favorable.

As of May 31, 2014, Griffin had cash and cash equivalents of approximately $13.1 million. Management believes that its cash and cash equivalents as of May 31, 2014, proceeds from the mortgage refinancings with Farm Bureau and borrowing capacity under its $12.5 million revolving credit agreement with Webster Bank will be sufficient to meet Griffin’s working capital requirements, the continued investment in Griffin’s real estate assets and the payment of dividends on its common stock, when and if declared by the Board of Directors. Griffin may also continue to seek additional financing secured by nonrecourse mortgages on its properties. Griffin Land’s real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet and its 303,000 square foot industrial building in the Lehigh Valley of Pennsylvania completed subsequent to the end of the 2014 second quarter that are not mortgaged.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include Griffin’s expectations regarding the leasing of currently vacant space, construction of additional facilities in the real estate business, the ability to obtain mortgage financing on Griffin Land’s unleveraged properties and Griffin’s anticipated future liquidity. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Item 1A under the heading “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013 filed with the Securities and Exchange Commission on February 13, 2014.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of May 31, 2014, Griffin had several nonrecourse mortgage loans aggregating approximately $38.2 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of May 31, 2014.

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

ITEM 6.                                                           EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Land & Nurseries, Inc. as Owner	8-K	001-12879	2.1	1/14/14

2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14

3.1	Amended and Restated Certificate of Incorporation of Griffin Land & Nurseries, Inc.	10-Q	001-12879	3.1	10/10/13

3.2	By-laws of Griffin Land & Nurseries, Inc.	10-Q	001-12879	3.2	10/10/13

10.1†	Form of 401(k) Plan of Griffin Land & Nurseries, Inc.	10	001-12879	10.7	4/8/97

10.2†	Griffin Land & Nurseries, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14

10.3†	Form of Stock Option Agreement under Griffin Land & Nurseries, Inc. 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14

10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02

10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank	10-K	001-12879	10.24	2/28/02

10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05

10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05

10.9	Guaranty Agreement as of July 6, 2005 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05

10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07

10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07

10.12	Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07

10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Land & Nurseries, Inc., and Berkshire Bank	10-Q	001-12879	10.36	10/6/10

10.14	$12,000,000 Construction Note dated February 6, 2009 (incorporated by reference to Form dated February 28, 2009, filed April 9, 2009)	10-Q	001-12879	10.37	4/9/09

10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Land & Nurseries, Inc. and People’s United Bank	10-Q	001-12879	10.40	10/8/09

10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09

10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10

10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10

10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11

10.20	Revolving Line of Credit Loan Agreement with Doral Bank, FSB dated April 28, 2011	10-Q	001-12879	10.45	7/7/11

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.21	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee	10-Q	001-12879	10.46	7/7/11

10.22	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee	10-Q	001-12879	10.47	7/7/11

10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Land & Nurseries, Inc. and Webster Bank, National Association dated June 15, 2012	8-K	001-12879	10.48	6/20/12

10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings LLC and First Niagara Bank dated April 1, 2013	10-Q	001-12879	10.49	6/1/13

10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13

10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13

10.27	Revolving Line of Credit Note dated April 24, 2013	10-Q	001-12879	10.52	6/1/13

10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13

10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13

10.30†	Amended and Restated Employment Agreement dated December 30, 2013 between Griffin Land & Nurseries, Inc., Imperial Nurseries, Inc. and Gregory Schaan	8-K	001-12879	10.55	1/2/14

10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Land & Nurseries, Inc., Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/2014

10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/2014

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Land & Nurseries, Inc., Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/2014

10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/2014

31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*

31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Label Linkbase Document					*

101.PRE	XBRL Taxonomy Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

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

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: July 10, 2014	Frederick M. Danziger
Chairman and Chief Executive Officer

	BY:	/s/ ANTHONY J.GALICI
DATE: July 10, 2014	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer