Form 10-Q
period 2014-08-31
GRIFFIN LAND & NURSERIES INC
filed 2014-10-10
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at October 3, 2014:  5,149,574

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I                                                     FINANCIAL INFORMATION

ITEM 1.                                                  FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	August 31, 2014	November 30, 2013
ASSETS
Real estate assets at cost, net of accumulated depreciation	$132,103	$131,190
Real estate held for sale	9,950	1,104
Cash and cash equivalents	16,490	14,179
Deferred income taxes	7,003	5,975
Available for sale securities - Investment in Centaur Media plc	1,916	2,208
Note receivable	1,425	—
Proceeds held in escrow	1,000	8,860
Property and equipment, net of accumulated depreciation	235	1,950
Other assets	14,274	13,634
Assets of discontinued operation	242	5,627
Total assets	$184,638	$184,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage loans	$70,673	$66,708
Deferred revenue	7,697	8,467
Accounts payable and accrued liabilities	3,036	3,011
Dividend payable	—	1,029
Other liabilities	6,467	6,629
Liabilities of discontinued operation	44	768
Total liabilities	87,917	86,612
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,537,895 and 5,534,687 shares issued, respectively, and 5,149,574 and 5,146,366 shares outstanding, respectively	55	55
Additional paid-in capital	107,829	107,603
Retained earnings	2,995	4,372
Accumulated other comprehensive loss, net of tax	(692)	(449)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)
Total stockholders’ equity	96,721	98,115
Total liabilities and stockholders’ equity	$184,638	$184,727

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Rental revenue	$5,195	$5,173	$15,225	$14,712
Revenue from property sales	904	331	1,274	2,805
Total revenue	6,099	5,504	16,499	17,517

Operating expenses of rental properties	1,800	1,752	5,998	5,539
Depreciation and amortization expense	1,711	1,665	4,990	4,985
Costs related to property sales	230	128	324	493
General and administrative expenses	1,642	1,690	5,522	6,030
Total expenses	5,383	5,235	16,834	17,047

Operating income (loss)	716	269	(335)	470

Interest expense	(987)	(938)	(2,665)	(2,881)
Investment income	31	—	219	51
Gain on sale of common stock in Centaur Media plc	—	—	318	504
Loss on debt extinguishment	(51)	—	(51)	(286)
Gain on sale of investment in Shemin Nurseries Holding Corp.	—	—	—	3,397
(Loss) income before income tax benefit (provision)	(291)	(669)	(2,514)	1,255
Income tax benefit (provision)	93	179	993	(455)
(Loss) income from continuing operations	(198)	(490)	(1,521)	800
Discontinued operations, net of tax:
Gain (loss) from landscape nursery business, including loss on sale of assets of $28, net of tax, in the 2014 nine month period	26	(439)	144	(531)

Net (loss) income	$(172)	$(929)	$(1,377)	$269

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.04)	$(0.10)	$(0.30)	$0.16
Income (loss) from discontinued operations	0.01	(0.08)	0.03	(0.11)
Basic net (loss) income per common share	$(0.03)	$(0.18)	$(0.27)	$0.05

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.04)	$(0.10)	$(0.30)	$0.16
Income (loss) from discontinued operations	0.01	(0.08)	0.03	(0.11)
Diluted net (loss) income per common share	$(0.03)	$(0.18)	$(0.27)	$0.05

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013

Net (loss) income	$(172)	$(929)	$(1,377)	$269

Other comprehensive (loss) income, net of tax:

Reclassifications included in net (loss) income	158	122	(33)	20

(Decrease) increase in fair value of Centaur Media plc	(147)	324	180	(348)

Unrealized (loss) gain on cash flow hedges	(58)	357	(390)	624

Total other comprehensive (loss) income, net of tax	(47)	803	(243)	296

Total comprehensive (loss) income	$(219)	$(126)	$(1,620)	$565

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended August 31, 2014 and August 31, 2013

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 1, 2012	5,527,911	$55	$107,056	$11,222	$(721)	$(13,466)	$104,146

Stock-based compensation	—	—	358	—	—	—	358

Exercise of stock options	6,776	—	80	—	—	—	80

Net income	—	—	—	269	—	—	269

Total other comprehensive income, net of tax	—	—	—	—	296	—	296

Balance at August 31, 2013	5,534,687	$55	$107,494	$11,491	$(425)	$(13,466)	$105,149

Balance at November 30, 2013	5,534,687	$55	$107,603	$4,372	$(449)	$(13,466)	$98,115

Stock-based compensation	—	—	146	—	—	—	146

Exercise of stock options	3,208	—	80	—	—	—	80

Net loss	—	—	—	(1,377)	—	—	(1,377)

Total other comprehensive loss, net of tax	—	—	—	—	(243)	—	(243)

Balance at August 31, 2014	5,537,895	$55	$107,829	$2,995	$(692)	$(13,466)	$96,721

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Nine Months Ended,
	August 31, 2014	August 31, 2013
Operating activities:
Net (loss) income	$(1,377)	$269
(Income) loss from discontinued operations	(144)	531
(Loss) income from continuing operations	(1,521)	800
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	4,990	4,985
Deferred income taxes	(993)	455
Gain on sales of property	(950)	(2,312)
Gain on sale of common stock in Centaur Media plc	(318)	(504)
Stock-based compensation expense	276	317
Amortization of debt issuance costs	196	205
Accretion of discount on note receivable	(139)	—
Loss on debt extinguishment	51	286
Gain on sale of investment in Shemin Nurseries Holding Corp.	—	(3,397)
Changes in assets and liabilities:
Other assets	(1,480)	(775)
Accounts payable and accrued liabilities	(207)	250
Deferred revenue	504	208
Other liabilities	248	470
Net cash provided by operating activities of continuing operations	657	988
Net cash used in operating activities of discontinued operations	(69)	(1,879)
Net cash provided by (used in) operating activities	588	(891)

Investing activities:
Additions to real estate assets	(12,473)	(12,262)
Proceeds from property sales returned from escrow	8,864	6,934
Proceeds from collection of note receivable	2,750	—
Proceeds from sales of common stock in Centaur Media plc	566	1,160
Proceeds from sale of business	169	—
Additions to property and equipment	(61)	(104)
Proceeds from the sale of investment in Shemin Nurseries Holding Corp.	—	3,418
Proceeds from sales of properties, net of expenses	—	505
Net cash used in investing activities	(185)	(349)

Financing activities:
Proceeds from debt	5,477	9,100
Payments of debt	(1,512)	(1,402)
Dividends paid to stockholders	(1,029)	(1,028)
Refinancing proceeds held in escrow	(1,000)	—
Debt issuance costs	(108)	(436)
Exercise of stock options	80	80
Debt modification costs	—	(70)
Net cash provided by financing activities	1,908	6,244
Net increase in cash and cash equivalents	2,311	5,004
Cash and cash equivalents at beginning of period	14,179	10,181
Cash and cash equivalents at end of period	$16,490	$15,185

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

Through the fiscal year ended November 30, 2013 (“fiscal 2013”), Griffin reported on a 52-53 week fiscal year that ended on the Saturday nearest November 30 and included four quarters of 13 weeks each.  Starting in the fiscal year ending November 30, 2014 (“fiscal 2014”), Griffin is reporting on a twelve month fiscal year that will end on November 30 with interim periods comprised of three months that end on the last day of the third month of each quarter.  Accordingly, the fiscal 2014 third quarter ended on August 31, 2014.

These financial statements have been prepared in conformity with the standards of accounting measurement set forth by Financial Accounting Standards Board (“FASB”) ASC 270, “Interim Reporting.”  The accompanying financial statements have been prepared in accordance with the accounting policies stated in Griffin’s consolidated audited financial statements for fiscal 2013 included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2014, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.  The consolidated balance sheet data as of November 30, 2013 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As of August 31, 2014, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposures.  Griffin does not use derivatives for speculative purposes.  Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities.  ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value.  The changes in the fair values of the interest rate swap agreements are assessed in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet.  The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the three months ended August 31, 2014 (the “2014 third quarter”) and the nine months ended August 31, 2014 (the “2014 nine month period”) are not necessarily indicative of the results to be expected for the full year. The thirteen and thirty-nine weeks ended August 31, 2013 are referred to herein as the “2013 third quarter” and “2013 nine month period,” respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance.  This standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  Additionally, the update requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized.  The update permits the use of either the retrospective or cumulative effect transition method.  This update will be effective for Griffin in fiscal 2018 and early adoption is not permitted.  Certain aspects of this new standard may affect revenue recognition of Griffin Land.  Griffin is evaluating the impact that the application of this update will have on its consolidated financial statements.

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

2.    Discontinued Operation

Effective January 8, 2014, in accordance with the terms of the Imperial Sale (see Notes 1, 4 and 10), Imperial sold its inventory and certain assets for $732 in cash and a non-interest bearing note receivable of $4,250 (the “Promissory Note”).  Net cash of $732 was received from Monrovia in the 2014 nine month period and Griffin paid $563 in severance and other expenses.  The Promissory Note is due in two installments: $2,750 was due on June 1, 2014 and $1,500 is due on June 1, 2015. The Promissory Note was discounted at 7% to its present value of $4,036 at inception and is secured by an irrevocable letter of credit.  In the 2014 third quarter, Griffin received payment of the $2,750 installment from Monrovia.  Under the terms of the Imperial Sale, Griffin and Imperial agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Imperial Sale and also agreed to certain non-competition restrictions for a four-year period.

Concurrent with the Imperial Sale, Imperial and River Bend Holdings, LLC, a wholly-owned subsidiary of Griffin, entered into a Lease and Option Agreement and an Addendum to such agreement (the “Imperial Lease”, and together with the Imperial Sale, the “Imperial Transaction”) with Monrovia, pursuant to which Monrovia is leasing Imperial’s Connecticut production nursery for a ten-year period, with options to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease provides for net annual rent payable to Griffin of $500 for each of the first five years with rent for subsequent years determined in accordance with the Imperial Lease. The Imperial Lease also grants Monrovia an option to purchase most of the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations during the first thirteen years of the lease period for $10,500, or $7,000 if only a certain portion of the land is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease.  Accordingly, the operating results of Imperial’s growing operations are reflected as a discontinued operation in Griffin’s consolidated statements of operations for all periods presented and the assets and liabilities of the growing operations of Imperial (excluding those assets that are part of the Imperial Lease) are shown as assets and liabilities of the discontinued operation on Griffin’s consolidated balance sheets.  The property and equipment previously used by Imperial and currently leased to Monrovia was reclassified on January 8, 2014 from property and equipment to real estate assets on Griffin’s consolidated balance sheet. The property and equipment had a cost of $11,485 and accumulated depreciation of $9,850 at the time it was reclassified (see Notes 4 and 6).

Revenue and the pretax income (loss) from Imperial’s growing operations, reflected as a discontinued operation in Griffin’s consolidated statements of operations, were as follows:

	For the Three Months Ended,		For the Nine Months Ended,
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013

Net sales and other revenue	$79	$2,727	$159	$11,667
Pretax income (loss)	$62	$(627)	$306	$(832)

The pretax income of Imperial’s discontinued operation in the 2014 nine month period includes $451 for the reclassification of actuarial gains related to Griffin’s postretirement benefits program from other comprehensive income into pretax income as a result of the termination of Griffin’s postretirement benefits program (see Note 10).

In the thirteen weeks ended November 30, 2013 (the “2013 fourth quarter”), a charge of $10,400 was included in cost of landscape nursery sales to reduce Imperial’s nursery inventories to fair value, which was the net realizable value based on the terms of the Imperial Sale.  The pretax loss from the Imperial Sale in the 2014 nine month period was as follows:

Consideration received from Monrovia, reflecting cash of $732 and note receivable of $4,036	$4,768
Carrying value of assets sold, principally inventory	(4,561)
Curtailment of employee benefit plan (see Note 10)	309
Severance and other expenses	(563)
Pretax loss	$(47)

The assets and liabilities of Imperial’s growing operation, reflected as a discontinued operation, are as follows:

	August 31, 2014	November 30, 2013
Assets:
Accounts receivable	$4	$1,151
Inventories	—	4,116
Other	238	360
	$242	$5,627

Liabilities:
Accounts payable and accrued liabilities	$44	$768

3.              Fair Value

Griffin applies the provisions of FASB ASC 820, “Fair Value Measurement” (“ASC 820”), which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

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

During the 2014 nine month period, Griffin did not transfer any assets or liabilities in or out of Levels 1 or 2.  The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	August 31, 2014
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$1,916	$—	$—
Interest rate swap asset	$—	$44	$—
Interest rate swap liabilities	$—	$2,130	$—

	November 30, 2013
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$2,208	$—	$—
Interest rate swap asset	$—	$63	$—
Interest rate swap liabilities	$—	$2,285	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	August 31, 2014		November 30, 2013
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$16,490	$16,490	$14,179	$14,179
Available-for-sale securities	1	1,916	1,916	2,208	2,208
Interest rate swap	2	44	44	63	63

Financial liabilities:
Mortgage loans	2	70,673	71,024	66,708	67,931
Interest rate swaps	2	2,130	2,130	2,285	2,285

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

4.              Real Estate Assets

Real estate assets consist of:

	Estimated Useful Lives	August 31, 2014	November 30, 2013
Land		$17,961	$17,507
Land improvements	10 to 30 years	18,422	15,529
Buildings and improvements	10 to 40 years	135,739	122,057
Tenant improvements	Shorter of useful life or terms of related lease	14,779	16,126
Machinery and equipment	3 to 20 years	11,810	4,188
Development costs		6,664	16,861
		205,375	192,268
Accumulated depreciation		(73,272)	(61,078)
		$132,103	$131,190

Included in real estate assets, net as of August 31, 2014 was $1,500 reflecting the net book value of Imperial’s Connecticut farm assets that were leased to Monrovia effective January 8, 2014 (see Notes 1, 2 and 6).  Prior to that date, these assets were reported as part of property and equipment.  The assets reclassified from property and equipment to real estate assets had a cost of $11,485, net of accumulated depreciation of $9,850 at the time of the reclassification.

Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the Three Months Ended,		For the Nine Months Ended,
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013

Depreciation expense	$1,459	$1,388	$4,257	$4,136
Capitalized interest	$49	$—	$424	$—

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

As of August 31, 2014, approximately 44% of the total costs related to the Windsor Land Sale have been incurred; therefore, from the date of the Windsor Land Sale through August 31, 2014, approximately 44% of the total revenue and pretax gain on the sale have been recognized in Griffin’s consolidated statements of operations.  Griffin’s consolidated statements of operations for the 2014 third quarter and 2014 nine month period include revenue of $904 and $1,274, respectively, and a pretax gain of $674 and $950, respectively, from the Windsor Land Sale.  The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to take place mostly in the fourth quarter of fiscal 2014 and the first half of fiscal 2015.  Included on Griffin’s consolidated balance sheet as of August 31, 2014, is deferred revenue of $5,027 that will be recognized as the remaining costs are incurred (see Note 10).  Including the pretax gain on sale of $1,990 recognized in fiscal 2013 and $950 recognized in the 2014 nine month period, the total pretax gain on the Windsor Land Sale is expected to be approximately $6,688 after all revenue is recognized and all costs are incurred.  While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods.

Real estate assets held for sale consist of:

	August 31, 2014	November 30, 2013
Land	$293	$30
Development costs	9,657	1,074
	$9,950	$1,104

The increase in real estate held for sale as of August 31, 2014 reflects the reclassification from real estate assets into real estate assets held for sale of costs related to a residential development in Simsbury, Connecticut .and two land parcels that are under contract to be sold. The residential development is being offered for sale either in its entirety or in segments.

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

As of November 30, 2013, Griffin held 2,452,462 shares of Centaur Media common stock.  In the 2014 nine month period, Griffin sold 500,000 shares of its Centaur Media common stock for total cash proceeds of $566, after transaction costs.  The sale of Centaur Media common stock resulted in a pretax gain of $318 in the 2014 nine month period.  Griffin utilized the average cost method to determine its gain on the sale of Centaur stock.  As of August 31, 2014, Griffin held 1,952,462 shares of Centaur Media common stock.

The cost, unrealized gain and fair value of Griffin’s investment in Centaur Media are as follows:

	August 31, 2014	November 30, 2013
Fair value	$1,916	$2,208
Cost	1,014	1,274
Unrealized gain	$902	$934

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

6.              Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	August 31, 2014	November 30, 2013
Land		$—	$437
Land improvements	10 to 20 years	—	1,561
Buildings and improvements	10 to 40 years	—	1,865
Machinery and equipment	3 to 20 years	1,223	12,135
		1,223	15,998
Accumulated depreciation		(988)	(14,048)
		$235	$1,950

As a result of the Imperial Lease, certain assets of the Connecticut farm were reclassified from property and equipment to real estate assets on January 8, 2014.  The net book value of the assets reclassified was $1,635, reflecting cost of $11,485 net of accumulated depreciation of $9,850 (see Notes 2 and 4).

Griffin incurred new capital lease obligations of $53 and $48 related to equipment acquisitions in the 2014 nine month period and the 2013 nine month period, respectively.

7.              Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	August 31, 2014	November 30, 2013

6.30%, due May 1, 2014	$—	$99
5.73%, due August 1, 2015	18,298	18,615
8.13%, due April 1, 2016	—	3,603
7.0%, due October 2, 2017	—	5,779
Variable rate mortgage, due October 2, 2017*	6,437	6,563
Variable rate mortgage, due February 1, 2019*	10,955	11,150
Variable rate mortgage, due August 1, 2019*	7,737	7,869
Variable rate mortgage, due January 27, 2020*	3,876	3,961
Variable rate mortgage, due September 1, 2023*	8,924	9,069
5.09%, due July 1, 2029	7,838	—
5.09%, due July 1, 2029	6,608	—
Total nonrecourse mortgages	$70,673	$66,708

*	Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

As of August 31, 2014, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets.  Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 3).  No ineffectiveness on the cash flow hedges was recognized as of August 31, 2014 and none is anticipated over the term of the agreements.  Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage.  None of the interest rate swap agreements contain any credit risk related contingent features.  In the 2014 nine month period, Griffin recognized a loss (included in other comprehensive loss) before taxes of $619 on its interest rate swap agreements.  In the 2013 nine month period, Griffin recognized a gain (included in other comprehensive loss) before taxes of $990 on its interest rate swap agreements.

As of August 31, 2014, $989 was expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense.  As of August 31, 2014, the net fair value of Griffin’s interest rate swap agreements was $2,086, with $44 included in other assets and $2,130 included in other liabilities on Griffin’s consolidated balance sheet.

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

Also on June 6, 2014, a subsidiary of Griffin, Tradeport Development I, LLC, completed the refinancing of its nonrecourse mortgage loan (the “TD Mortgage Loan”) with Farm Bureau that was due October 2, 2017. The TD Mortgage Loan is collateralized by a 100,000 square foot industrial building and a 57,000 square foot industrial building, both located in Windsor, Connecticut. At the time of the refinancing, the TD Mortgage Loan had a balance of $5,632 and had an interest rate of 7.0%. The refinancing increased the loan amount to $6,632, reduced the interest rate to 5.09% and extended the loan term to 15 years from the time of the refinancing, with payments based on a 15 year amortization schedule. The mortgage loan proceeds of $1,000 from the refinancing of the TD Mortgage Loan are being held in escrow. The escrowed funds will be released to Griffin if the 57,000 square foot industrial building, which is expected to become vacant after the current short-term lease of that building expires, is re-leased under terms agreed upon with Farm Bureau.  If a replacement lease reflecting the rental terms agreed upon with Farm Bureau is not obtained, the proceeds being held in escrow are required to be used to make a partial prepayment, without penalty, on the TD Mortgage Loan.

The GCD Mortgage Loan and the TD Mortgage Loan are cross-collateralized and cross-defaulted with each other. The loans may not be voluntarily prepaid for seven years; thereafter, any prepayment would require a prepayment fee and the simultaneous prepayment of both loans.

Griffin reported $51 for the write off of all deferred costs related to the two mortgages refinanced with Farm Bureau as a loss on debt extinguishment on Griffin’s consolidated statement of operations.

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

9.              Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended,		For the Nine Months Ended,
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013

(Loss) income from continuing operations for computation of basic and diluted per share results, net of tax	$(198)	$(490)	$(1,521)	$800

Income (loss) from discontinued operations for computation of basic and diluted per share results, net of tax	26	(439)	144	(531)

Net (loss) income	$(172)	$(929)	$(1,377)	$269

Weighted average shares outstanding for computation of basic per share results	5,150,000	5,146,000	5,148,000	5,143,000

Incremental shares from assumed exercise of Griffin stock options (a)	—	—	—	7,000

Adjusted weighted average shares for computation of diluted per share results	5,150,000	5,146,000	5,148,000	5,150,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. Such assessment is based on income (loss) from continuing operations when net income includes discontinued operations. The incremental shares from the assumed exercise of stock options in the three month and nine month periods ended August 31, 2014 would have been 3,000 and 12,000, respectively. The incremental shares from the assumed exercise of stock options in the three months ended August 31, 2013 would have been 10,000.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”).  Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.  Stock options issued will expire ten years from the grant date.  In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at August 31, 2014 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors upon their re-election to Griffin’s Board of Directors:

	For the Nine Months Ended,
	August 31, 2014		August 31, 2013
	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date

Non-employee directors	8,532	$12.42	8,112	$12.94

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2014 and 2013 nine month periods were as follows:

	For the Nine Months Ended,
	August 31, 2014	August 31, 2013

Expected volatility	38.9%	40.3%
Risk free interest rate	2.16%	1.33%
Expected option term (in years)	8.5	8.5
Annual dividend yield	0.7%	0.7%

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the Nine Months Ended,
	August 31, 2014		August 31, 2013
	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	239,677	$30.35	243,841	$29.88
Granted	8,532	$28.12	8,112	$29.58
Exercised	(3,208)	$24.94	(6,776)	$11.81
Forfeited	(23,000)	$30.27	(5,500)	$31.12
Outstanding at end of period	222,001	$30.35	239,677	$30.35

Range of Exercise Prices	Outstanding at August 31, 2014	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00-$28.00	18,068	$25.45	6.2	$63
$28.00-$32.00	120,858	$28.90	6.4	$26
$32.00-$39.00	83,075	$33.52	4.1	$—
	222,001	$30.35	5.5	$89

Number of option holders at August 31, 2014	14

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended,		For the Nine Months Ended,
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013

Compensation expense - continuing operations	$63	$81	$276	$317
Compensation expense - discontinued operations	—	10	(130)	41
Net compensation expense	$63	$91	$146	$358

Related tax benefit - continuing operations	$19	$25	$59	$82
Related tax benefit - discontinued operations	—	4	(15)	4
Net related tax benefit	$19	$29	$44	$86

As of August 31, 2014, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2014	$63
Fiscal 2015	$153
Fiscal 2016	$33

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Unrealized gain	Unrealized gain	Actuarial gain
	(loss) on cash	(loss) on investment	on postretirement
	flow hedges	in Centaur Media	benefits program	Total
Balance November 30, 2013	$(1,401)	$648	$304	$(449)

Other comprehensive (loss) income before reclassfications	(390)	180	—	(210)
Amounts reclassified	475	(204)	(304)	(33)
Net activity for other comprehensive loss	85	(24)	(304)	(243)
Balance August 31, 2014	$(1,316)	$624	$—	$(692)

	Unrealized gain	Unrealized gain	Actuarial gain
	(loss) on cash	(loss) on investment	on postretirement
	flow hedges	in Centaur Media	benefits program	Total
Balance December 1, 2012	$(2,011)	$1,054	$236	$(721)

Other comprehensive income (loss) before reclassifications	624	(348)	—	276
Amounts reclassified	352	(332)	—	20
Net activity for other comprehensive loss	976	(680)	—	296
Balance August 31, 2013	$(1,035)	$374	$236	$(425)

The components of other comprehensive (loss) income are as follows:

	For the Three Months Ended,
	August 31, 2014			August 31, 2013
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net (loss) income:
Loss on cash flow hedges (interest expense)	$252	$(94)	$158	$193	$(71)	$122
Total reclassifications included in net (loss) income	252	(94)	158	193	(71)	122

Mark to market adjustment on Centaur Media for a (decrease) increase in the foreign currency exchange rate	(17)	6	(11)	49	(17)	32

Mark to market adjustment on Centaur Media for a (decrease) increase in fair value	(209)	73	(136)	450	(158)	292

(Decrease) increase in fair value adjustments on Griffin’s cash flow hedges	(93)	35	(58)	566	(209)	357

Total change in other comprehensive (loss) income	(319)	114	(205)	1,065	(384)	681

Other comprehensive (loss) income	$(67)	$20	$(47)	$1,258	$(455)	$803

	For the Nine Months Ended,
	August 31, 2014			August 31, 2013
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net (loss) income:
Realized gain on sale of Centaur Media (gain on sale)	$(321)	$117	$(204)	$(509)	$177	$(332)
Termination of postretirement benefits program ($283 net of tax to discontinued operations, $21 net of tax to general and administrative expense)	(485)	181	(304)	—	—	—
Loss on cash flow hedges (interest expense)	755	(280)	475	559	(207)	352
Total reclassifications included in net (loss) income	(51)	18	(33)	50	(30)	20

Mark to market adjustment on Centaur Media for an increase (decrease) in the foreign currency exchange rate	45	(16)	29	(174)	61	(113)

Mark to market adjustment on Centaur Media for an increase (decrease) in fair value	232	(81)	151	(361)	126	(235)

(Decrease) increase in fair value adjustments on Griffin’s cash flow hedges	(619)	229	(390)	990	(366)	624

Total change in other comprehensive (loss) income	(342)	132	(210)	455	(179)	276

Other comprehensive (loss) income	$(393)	$150	$(243)	$505	$(209)	$296

Cash Dividend

Griffin did not declare a cash dividend in the 2014 or 2013 nine month periods.  During the 2014 first quarter, Griffin paid $1,029 for the cash dividend declared in the 2013 fourth quarter.  During the 2013 first quarter, Griffin paid $1,028 for the cash dividend declared in the 2012 fourth quarter.

10.       Supplemental Financial Statement Information

Deferred Revenue on Land Sale

Included in deferred revenue on Griffin’s consolidated balance sheet as of August 31, 2014 is approximately $5,027 related to the Windsor Land Sale that will be recognized as road construction required by the terms of the Windsor Land Sale is completed (see Note 4).

Supplemental Cash Flow Information

An increase of $277 in the 2014 nine month period and a decrease of $535 in the 2013 nine month period in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.  In the 2014 nine month period, Griffin sold 500,000 shares of its Centaur Media common stock (see Note 5).

Included in accounts payable and accrued liabilities at August 31, 2014 and November 30, 2013 were $833 and $813, respectively, for additions to real estate assets.  Accounts payable and accrued liabilities related to additions to real estate assets increased by $20 in the 2014 nine month period and decreased by $771 in the 2013 nine month period.

Interest payments were as follows:

For the Three Months Ended,		For the Nine Months Ended,
August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013

$963	$877	$2,893	$2,724

Effective January 8, 2014, in accordance with the terms of the Imperial Sale (see Notes 1, 2 and 4), Imperial sold its inventory and certain assets for $732 in cash and the Promissory Note.  The Promissory Note is due in two installments: $2,750 was due on June 1, 2014 and $1,500 is due on June 1, 2015 and was discounted at 7% to its present value of $4,036 at inception. The Promissory Note is secured by an irrevocable letter of credit. In the 2014 third quarter, Griffin received payment of the $2,750 installment from Monrovia.

Other Postretirement Benefits

As a result of the Imperial Sale (see Note 2), the liability for postretirement benefits, included in other liabilities on Griffin’s consolidated balance sheets, was reduced from $372 at November 30, 2013 to $63 in the 2014 first quarter.  A curtailment gain of $309 is included in the determination of the loss on the Imperial Sale.

In the 2014 second quarter, Griffin terminated its postretirement benefits program.  Accordingly, the remaining liability under the postretirement benefits program was reversed and all actuarial gains under the postretirement program that had been reflected in accumulated other comprehensive income were reclassified into net income in the 2014 second quarter. As essentially all of the participants in the postretirement benefits program had been employees of Imperial, and charges related to the postretirement benefits program had been included in the results of the landscape nursery business that is now presented as a discontinued operation, the effect of the termination of the postretirement benefits program is mostly reflected in the results of discontinued operation on Griffin’s consolidated statement of operations for the 2014 nine month period.

Income Taxes

Griffin’s effective income tax rate on continuing operations was 39.5% for the 2014 nine month period as compared to 36.3% in the 2013 nine month period.  The effective tax rate in the 2014 nine month period is based on management’s projections for the balance of the year.  To the extent that actual results differ from current projections, the effective income tax rate may change.

As of August 31, 2014, Griffin’s consolidated balance sheet includes a net deferred tax asset of $7,003.  Although Griffin has incurred a cumulative pretax loss from continuing operations (excluding nonrecurring items) for the three fiscal years ended November 30, 2013, management has concluded that a valuation allowance against its net deferred tax assets is not required.

An examination of Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 New York state income tax returns was completed in the 2014 third quarter resulting in an increase of $4 to state tax expense.

11.       Commitments and Contingencies

As of August 31, 2014, Griffin had committed purchase obligations of approximately $2,456, principally for land improvements to Griffin Land’s properties.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and nine months ended August 31, 2014, are consistent with those used by Griffin to prepare its financial statements for the fiscal year ended November 30, 2013 (“fiscal 2013”).

Summary

For the three months ended August 31, 2014 (the “2014 third quarter”), Griffin incurred a loss from continuing operations of approximately $0.2 million and a net loss of approximately $0.2 million. For the thirteen weeks ended August 31, 2013 (the “2013 third quarter”), Griffin incurred a loss from continuing operations of approximately $0.5 million, a loss from discontinued operations of approximately $0.4 million and a net loss of approximately $0.9 million. Griffin’s lower loss from continuing operations in the 2014 third quarter as compared to the 2013 third quarter principally reflects higher operating income in the 2014 third quarter as compared to the 2013 third quarter. The higher operating income principally reflects a higher gain on property sales in the 2014 third quarter as compared to the 2013 third quarter.

For the nine months ended August 31, 2014 (the “2014 nine month period”), Griffin incurred a loss from continuing operations of approximately $1.5 million, income from discontinued operations of approximately $0.1 million and a net loss of approximately $1.4 million. For the thirty-nine weeks ended August 31, 2013 (the “2013 nine month period”), Griffin had income from continuing operations of approximately $0.8 million, a loss from discontinued operations of approximately $0.5 million and net income of approximately $0.3 million. Griffin’s loss from continuing operations in the 2014 nine month period as compared to income from continuing operations in the 2013 nine month period principally reflects: (a) the inclusion in the 2013 nine month period of a pretax gain of approximately $3.4 million from the sale of Griffin’s investment in Shemin Nurseries Holding Corp.; and (b) an operating loss of approximately $0.3 million incurred in the 2014 nine month period as compared to operating income of approximately $0.5 million in the 2013 nine month period. The lower operating results in the 2014 nine month period as compared to the 2013 nine month period reflect a lower gain on property sales in the 2014 nine month period as compared to the 2013 nine month period.

Results of Operations

2014 Third Quarter Compared to 2013 Third Quarter

Total revenue increased from approximately $5.5 million in the 2013 third quarter to approximately $6.1 million in the 2014 third quarter, reflecting an increase of approximately $0.6 million in revenue from property sales. Rental revenue of approximately $5.2 million in the 2014 third quarter was essentially unchanged as compared to the 2013 third quarter.

Rental revenue was essentially unchanged in the 2014 third quarter as compared to the 2013 third quarter, principally reflecting occupancy changes that resulted in: (a) an increase of approximately $0.3 million of rental revenue from leasing previously vacant space; (b) approximately $0.1 million from the Imperial Lease; and (c) an increase of approximately $0.1 million due to additional services performed for tenants; offset by (d) a decrease in rental revenue of approximately $0.5 million from leases that expired and were not renewed. The increase in rental revenue due to leasing previously vacant space includes rental revenue of approximately $0.2 million from the full building lease of the 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania that was constructed in the fiscal year ended December 1, 2012 (“fiscal 2012”) and leased in fiscal 2013, with rental revenue commencing during the 2013 third quarter.

A summary of the square footage of Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Leased Square Footage	Percentage Leased

As of August 31, 2013	2,461,000	2,095,000	85%
As of November 30, 2013	2,461,000	1,939,000	79%
As of August 31, 2014	2,765,000	2,113,000	76%

The increase in total square footage as of August 31, 2014 as compared to November 30, 2013 reflects the completion in the 2014 third quarter of a 304,000 square foot industrial building in the Lehigh Valley of Pennsylvania that was built on speculation. This building, which has not been leased as of the date of this Quarterly Report, is located adjacent to the 228,000 square foot building built in fiscal 2012 and fully leased in fiscal 2013. These two industrial buildings comprise Lehigh Valley Tradeport, which was developed on land acquired in fiscal 2010. Subsequent to the end of the 2014 third quarter, Griffin Land agreed to terms with a prospective tenant for a five year lease of 201,000 square feet in the recently completed industrial building in Lehigh Valley Tradeport. There is no guarantee that Griffin Land will complete a lease agreement under the agreed upon terms, or at all.

The increase in square footage leased from the end of fiscal 2013 to the end of the 2014 third quarter principally reflects a full building lease of a 138,000 square foot building within New England Tradeport (“Tradeport”), Griffin Land’s industrial park located in Windsor and East Granby, Connecticut with a tenant that is presently leasing a 57,000 Tradeport industrial building under a short-term lease after its long-term lease expired on August 31, 2014. Griffin Land expects the tenant to terminate the current short-term lease in fiscal 2015. In addition, the increase in space leased also reflects an increase of 47,000 square feet leased to Tire Rack, Inc. (“Tire Rack”) in a Tradeport industrial building. Under the terms of the lease with Tire Rack, effective August 1, 2014, the start of the sixth year of its lease, Tire Rack will lease the entire Tradeport building in which they are located. The balance in the change in square footage leased at the end of fiscal 2013 as compared to the end of the 2014 third quarter reflects the leasing of 31,000 square feet of previously vacant industrial/warehouse space and the expiration of leases aggregating 43,000 square feet. Excluding the building in Lehigh Valley Tradeport that was completed in the 2014 third quarter that is not yet leased, the percentage leased as of August 31, 2014 would be 86%. The leasing market where Griffin’s Connecticut properties are located (the north submarket of Hartford) remained competitive through the 2014 third quarter. Activity by prospective tenants has been muted during most of fiscal 2014; however, there has been an increase in inquiries from prospective tenants recently. There is no guarantee that the recent increase in inquiries from prospective tenants will result in the leasing of currently vacant space.

Revenue from property sales increased from approximately $0.3 million in the 2013 third quarter to approximately $0.9 million in the 2014 third quarter. The revenue from property sales in the 2014 third quarter reflects the recognition of revenue related to the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the “Windsor Land Sale”) for cash proceeds of approximately $9.0 million (before transaction expenses) that closed in the thirteen weeks ended November 30, 2013 (the “2013 fourth quarter”). Under the terms of the Windsor Land Sale, Griffin Land is required to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin Land’s continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method. From the closing of the Windsor Land Sale through the end of the 2014 third quarter, Griffin Land has recognized approximately $4.0 million of revenue from the Windsor Land Sale. The balance of the revenue from the Windsor Land Sale, approximately $5.0 million, will be recognized as the remaining costs of the required roadway construction are incurred, which is expected to be mostly in the fourth quarter of fiscal 2014 and the first half of fiscal 2015. The revenue from property sales in the 2013 third quarter reflects the sale of two small parcels of undeveloped land. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties were approximately $1.8 million in both the 2014 and 2013 third quarters. Although overall operating expenses of rental properties were essentially unchanged from the 2013 third quarter to the 2014 third quarter, increases in real estate taxes and expenses related to the increase in additional services provided to tenants aggregating approximately $0.1 million were offset by a net decrease in all other expenses of approximately $0.1 million.

Depreciation and amortization expense was approximately $1.7 million in both the 2014 and 2013 third quarters. An increase of approximately $0.1 million in depreciation and amortization expense in the 2014 third quarter principally related to the 304,000 square foot industrial building in the Lehigh Valley that was completed and placed in service in the 2014 third quarter was essentially offset by a decrease in depreciation and amortization expense related to tenant improvements in connection with leases that expired and were not renewed.

Griffin’s general and administrative expenses decreased from approximately $1.7 million in the 2013 third quarter to approximately $1.6 million in the 2014 third quarter. The lower general and administrative expenses in the 2014 third quarter principally reflect a decrease of approximately $0.1 million in certain capital based taxes based on tax return filings in the 2014 third quarter.

In the 2014 third quarter, Griffin incurred a loss on debt extinguishment of approximately $0.1 million related to the refinancing of two nonrecourse mortgages by two of Griffin’s subsidiaries with Farm Bureau Life Insurance Company (“Farm Bureau”). The mortgage loans that were refinanced had original maturity dates of April 1, 2016 and October 2, 2017. The refinancings generated additional mortgage proceeds, reduced the interest rates and extended the maturities of both mortgage loans for 15 years from the date of the refinancing. Because the differences between the present values of the future payments under the refinanced mortgage loans and the present values of payments under the existing mortgage loans were each greater than 10% of the present value of the payments under the existing loans, the loan refinancings were accounted for as debt extinguishments and new financings. As such, all deferred costs related to the existing mortgage loans with Farm Bureau were reflected as a loss on debt extinguishment in Griffin’s 2014 third quarter consolidated statement of operations.

Griffin’s interest expense increased from approximately $0.9 million in the 2013 third quarter to approximately $1.0 million in the 2014 third quarter. The increase of approximately $0.1 million in the 2014 third quarter as compared to the 2013 third quarter is principally due to an increase of approximately $0.1 million of interest expense related to a full quarter’s interest in the 2014 third quarter from a mortgage on the 228,000 square foot industrial building in the Lehigh Valley that was constructed in fiscal 2012 and fully leased just prior to the end of the 2013 third quarter.

Griffin’s effective tax rate was 32.0% in the 2014 third quarter as compared to 26.8% in the 2013 third quarter. The higher effective tax rate in the 2014 third quarter as compared to the 2013 third quarter principally reflects the effect in the 2014 third quarter of higher state income taxes as a result of apportionment changes. The effective tax rate for the 2014 third quarter is based on management’s projection of operating results for the fiscal 2014 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

The loss from discontinued operations, net of tax, of approximately $0.4 million in the 2013 third quarter, principally reflects the results of the growing operations of the landscape nursery business for that period. Griffin recorded a charge of $10.4 million in the 2013 fourth quarter to reduce Imperial’s nursery inventory to fair value, which was the net realizable value based on the terms of the Imperial Sale.

2014 Nine Month Period Compared to 2013 Nine Month Period

Total revenue decreased from approximately $17.5 million in the 2013 nine month period to approximately $16.5 million in the 2014 nine month period, reflecting a decrease of approximately $1.5 million in revenue from property sales partially offset by an increase of approximately $0.5 million in rental revenue in the 2014 nine month period as compared to the 2013 nine month period.

The net increase of approximately $0.5 million in rental revenue in the 2014 nine month period as compared to the 2013 nine month period reflects occupancy changes that resulted in: (a) an increase of approximately $1.5 million of rental revenue from leasing previously vacant space; and (b) approximately $0.4 million from the Imperial Lease; partially offset by (c) a decrease in rental revenue of approximately $1.4 million from leases that expired and were not renewed. The increase in rental revenue due to leasing previously vacant space includes rental revenue of approximately $1.0 million from the full building lease of the 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania that was completed in fiscal 2012 and leased in fiscal 2013, with rental revenue commencing in the 2013 third quarter.

Revenue from property sales decreased from approximately $2.8 million in the 2013 nine month period to approximately $1.3 million in the 2014 nine month period. All of the property sales revenue in the 2014 nine month period reflected the recognition of revenue from the Windsor Land Sale that closed in the 2013 fourth quarter. Property sales revenue in the 2013 nine month period reflected approximately $2.5 million from the recognition of revenue from the Dollar Tree Sale that closed in fiscal 2012 and approximately $0.3 million from two sales of small parcels of undeveloped land. Both the Dollar Tree Sale and the Windsor Land Sale were accounted for using the percentage of completion method. All of the revenue from the Dollar Tree Sale was recognized as of the end of the 2013 nine month period when the required construction of the sewer line was completed. Through the end of the 2014 nine month period, Griffin Land had recognized approximately $4.0 million of the approximately $9.0 million of total revenue that will be recognized on the Windsor Land Sale when all of the required road work is completed. The balance of the revenue from the Windsor Land Sale will be recognized as the costs of the required roadway construction are incurred, which is expected to be mostly in the fourth quarter of fiscal 2014 and the first half of fiscal 2015. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased from approximately $5.5 million in the 2013 nine month period to approximately $6.0 million in the 2014 nine month period. The net increase of approximately $0.5 million principally reflects an increase of approximately $0.2 million in property maintenance expenses, principally snow removal, increases in real estate taxes and utility expenses aggregating approximately $0.2 million in the 2014 nine month period as compared to the 2013 nine month period, and a net increase in all other expenses of approximately $0.1 million. The increase in snow removal expenses reflected more severe winter weather in fiscal 2014 as compared to fiscal 2013. The increase in real estate taxes principally reflected nine months of real estate taxes being fully assessed on the 228,000 square foot industrial building in the Lehigh Valley that was completed in fiscal 2012 and fully leased in fiscal 2013.

Depreciation and amortization expense was approximately $5.0 million in both the 2014 and 2013 nine month periods. Depreciation and amortization expense increased approximately $0.2 million in the 2014 nine month period as compared to the 2013 nine month period due to tenant improvements on the full building lease of the 228,000 square foot industrial building in the Lehigh Valley that commenced in the 2013 third quarter and approximately $0.1 million related to the 304,000 square foot industrial building in the Lehigh Valley that was completed and placed in service in the 2014 third quarter. These increases were essentially offset by a decrease in depreciation and amortization expense on tenant improvements of approximately $0.3 million related to leases that expired.

Griffin’s general and administrative expenses decreased from approximately $6.0 million in the 2013 nine month period to approximately $5.5 million in the 2014 nine month period. The lower general and administrative expenses in the 2014 nine month period principally reflect a decrease of approximately $0.2 million of expenses related to Griffin’s non-qualified deferred compensation plan, a decrease in donation and contribution expense of approximately $0.2 million and a net decrease of approximately $0.1 million in all other general and administrative expenses. The decrease in expenses of the non-qualified deferred compensation plan reflects the effect on participant balances of generally lower stock market performance during the 2014 nine month period as compared to the 2013 nine month period.

Griffin’s total gain from the sale of investments decreased from approximately $3.9 million in the 2013 nine month period to approximately $0.3 million in the 2014 nine month period. In the 2013 nine month period, the gain reflected the sale of Griffin’s investment in Shemin Nurseries Holding Corp. (“SNHC”) and the sale of a portion of Griffin’s holdings in Centaur Media plc (“Centaur Media”). In the 2013 nine month period, Griffin completed the sale of its investment in SNHC and received cash proceeds of approximately $3.4 million. Because of the low carrying cost of its investment in SNHC, Griffin’s gain on sale was also approximately $3.4 million. Also in the 2013 nine month period, Griffin sold 1,324,688 shares of its common stock of Centaur Media for cash proceeds of approximately $1.2 million and a gain of approximately $0.5 million. In the 2014 nine month period, Griffin’s approximately $0.3 million gain from the sale of investments reflected the sale of 500,000 shares of its common stock in Centaur Media for cash proceeds of approximately $0.6 million. At the end of the 2014 nine month period, Griffin held 1,952,462 shares of Centaur Media common stock. Management expects that it will continue to sell its Centaur Media common stock when it believes that sales terms are favorable.

Griffin’s interest expense decreased from approximately $2.9 million in the 2013 nine month period to approximately $2.7 million in the 2014 nine month period. The decrease of approximately $0.2 million in the 2014 nine month period as compared to the 2013 nine month period is principally due to (a) approximately $0.4 million of interest capitalized in the 2014 nine month period as compared to no capitalized interest in the 2013 nine month period; and (b) a decrease of approximately $0.1 million of interest expense on mortgage loans outstanding in both periods, due to the payment of principal; partially offset by (c) an increase of approximately $0.3 million of interest expense related to a full period’s interest in the 2014 nine month period from a mortgage on the 228,000 square foot industrial building in the Lehigh Valley that closed just prior to the end of the 2013 nine month period.

Griffin’s loss on debt extinguishment decreased from approximately $0.3 million in the 2013 nine month period to approximately $0.1 million in the 2014 nine month period. The loss on debt extinguishment in the 2014 nine month period was related to the refinancing of two nonrecourse mortgages by two of Griffin’s subsidiaries with Farm Bureau as previously described in the section entitled “2014 Third Quarter Compared to 2013 Third Quarter.” The loss on debt extinguishment in the 2013 nine month period was related to a loan modification agreement on Griffin’s nonrecourse mortgage loan with First Niagara Bank (the “First Niagara Loan”). In the 2013 nine month period, Griffin Land and First Niagara Bank entered into an agreement that reduced the interest rate on the First Niagara Loan from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. Because the difference between the present value of the future payments under the modified loan and the present value of payments under the existing loan was greater than 10% of the present value of the payments under the existing loan, the loan modification was accounted for as a debt extinguishment. As such, all deferred costs related to the existing First Niagara Loan (approximately $0.2 million) and the fee paid to First Niagara Bank for the loan modification (approximately $0.1 million) were reflected as a loss on debt extinguishment in Griffin’s 2013 nine month consolidated statement of operations.

Griffin’s effective tax rate was 39.5% in the 2014 nine month period as compared to 36.3% in the 2013 nine month period. The higher effective tax rate in the 2014 nine month period as compared to the 2013 nine month period principally reflects the effect in the 2013 nine month period of lower state income taxes as a result of the tax treatment of investment gains in the 2013 nine month period in certain jurisdictions and changes in apportionment resulting from the sale of the landscape nursery business. The effective tax rate for the 2014 nine month period is based on management’s projection of operating results for the fiscal 2014 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

The income from discontinued operations, net of tax, of approximately $0.1 million in the 2014 nine month period principally reflects the effect of the termination of Griffin’s postretirement benefits program and reclassification of actuarial gains previously reflected in other comprehensive income into net income, partially offset by the loss from the growing operations of the landscape nursery business through the date of the Imperial Sale and the loss on the Imperial Sale. As substantially all of the former participants in Griffin’s postretirement benefits program were formerly employed in the growing operations of the landscape nursery business that is now reported as a discontinued operation, most of the amount of the reclassification of the actuarial gains is included in the results of discontinued operations in the 2014 nine month period. The loss from discontinued operations, net of tax, of approximately $0.5 million in the 2013 nine month period principally reflects the loss from the growing operations of the landscape nursery business for that period.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $0.6 million in the 2014 nine month period as compared to net cash used in operating activities of approximately $0.9 million in the 2013 nine month period. Net cash provided by operating activities of continuing operations was approximately $0.7 million in the 2014 nine month period as compared to approximately $1.0 million in the 2013 nine month period. The slightly lower net cash provided by operating activities of continuing operations in the 2014 nine month period as compared to the 2013 nine month period principally reflects a greater increase in other assets in the 2014 nine month period as compared to the 2013 nine month period.

Net cash used in investing activities was approximately $0.2 million in the 2014 nine month period as compared to approximately $0.3 million in the 2013 nine month period. The net cash used in investing activities in the 2014 nine month period principally reflects cash payments of approximately $12.5 million for additions to real estate assets and approximately $0.1 million for additions to property and equipment substantially offset by cash proceeds from the Windsor Land Sale of approximately $8.9 million that were returned from escrow, cash proceeds of approximately $2.8 million from collecting the amount due on the note receivable from Monrovia on the Imperial Sale (the balance of $1.5 million on the note receivable from the Imperial Sale is due on June 1, 2015), cash proceeds of approximately $0.6 million from sales of Centaur Media common stock and cash proceeds of approximately $0.2 million from the Imperial Sale. At the closing of the Windsor Land Sale in the 2013 fourth quarter, the cash proceeds of approximately $8.9 million were placed in escrow for the potential acquisition of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. As Griffin Land did not acquire a replacement property, the cash proceeds were returned to Griffin in the 2014 second quarter. The additions to Griffin Land’s real estate assets in the 2014 nine month period principally reflect approximately $8.4 million for the construction, on speculation, of the approximately 304,000 square foot industrial building in the Lehigh Valley Tradeport on land contiguous to the 228,000 square foot industrial building that Griffin Land developed in fiscal 2012 and fully leased in fiscal 2013. Griffin Land expended approximately $9.8 million on the construction of this new building (slightly higher than the budgeted amount of approximately $9.5 million), including the approximately $1.4 million spent in fiscal 2013. Construction of the shell of this new building was completed in the 2014 third quarter. Additions to Griffin Land’s real estate assets in the 2014 nine month period also include approximately $1.9 million for site work on a residential project and approximately $0.3 million related to the acquisition of a parcel of undeveloped land adjacent to the parcel of undeveloped land in the Lehigh Valley that was acquired in the 2013 nine month period (see below).

The net cash of approximately $0.3 million used in investing activities in the 2013 nine month period included the cash proceeds of approximately $6.9 million that had been held in escrow from the Dollar Tree Sale and then used for the acquisition of an approximately 49 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania for approximately $7.1 million in cash, before transaction costs, that closed in the 2013 nine month period. In addition to the acquisition of undeveloped land in the 2013 nine month period, additions to Griffin Land’s real estate assets included approximately $2.9 million of expenditures principally for tenant improvements related to new leases and approximately $0.8 million for the construction of the sewer line related to the Dollar Tree Sale. Approximately $0.1 million of cash was expended for additions to property and equipment in the 2013 nine month period. Griffin also received net cash proceeds of approximately $3.4 million in the 2013 nine month period from the sale of its investment in SNHC and net cash proceeds of approximately $1.2 million from the sale of a portion of the common stock in Centaur Media held by Griffin.

Net cash provided by financing activities was approximately $1.9 million in the 2014 nine month period as compared to approximately $6.2 million in the 2013 nine month period. The net cash provided by financing activities in the 2014 nine month period reflects the net proceeds of approximately $4.5 million from the refinancing of two nonrecourse mortgage loans by Griffin Land (see below) and approximately $0.1 million received from the exercise of stock options, partially offset by approximately $1.5 million for payments of principal on Griffin Land’s nonrecourse mortgages, payment of approximately $1.0 million for a dividend on Griffin’s common stock that was declared in the 2013 fourth quarter and paid in the 2014 first quarter and approximately $0.1 million for payments of debt issuance costs. The net cash provided by financing activities in the 2013 nine month period reflects the net proceeds of approximately $9.1 million from a nonrecourse mortgage loan on the Lehigh Valley industrial building that was completed in fiscal 2012 and fully leased in fiscal 2013 and approximately $0.1 million received from the exercise of stock options, partially offset by approximately $1.4 million for payments of principal on Griffin Land’s nonrecourse mortgages, a payment of approximately $1.0 million for a dividend on Griffin’s common stock that was declared in the fourth quarter of fiscal 2012 and paid in the 2013 first quarter, payments of approximately $0.4 million of debt acquisition costs and approximately $0.1 million of payments related to a debt modification.

In the 2014 nine month period, Griffin Land completed the refinancing of two nonrecourse mortgage loans with Farm Bureau Life Insurance Company (“Farm Bureau”), the 8.13% mortgage due April 1, 2016 and the 7.0% mortgage due October 2, 2017. These two mortgage loans had a combined balance of approximately $9.0 million as of May 31, 2014. The combined balance after refinancing was $14.5 million, with both loans having a fixed interest rate of 5.09%. The refinanced mortgage loans have a term of 15 years with payments based on a 15 year amortization schedule. $1.0 million of the mortgage loan proceeds from the refinancing of one of the mortgage loans with Farm Bureau is being held in escrow. The escrowed funds will be released to Griffin if a 57,000 square foot industrial building that is part of the collateral for that mortgage loan and is expected to become vacant after the current short-term lease expires, is re-leased under terms agreed upon with Farm Bureau. If a replacement lease on the terms agreed upon with Farm Bureau is not obtained, the proceeds being held in escrow are required to be used to make a partial prepayment, without penalty, on the mortgage loan.

In the 2014 third quarter, Griffin Land entered into an agreement to sell approximately 29 acres of an approximately 45 acre land parcel in Griffin Center in Bloomfield, Connecticut for a purchase price of a minimum of $3.25 million, subject to adjustment based on the actual number of acres conveyed. Completion of this transaction is subject to significant contingencies, including the satisfactory completion of due diligence by the purchaser (a public educational authority in the state of Connecticut) and the purchaser obtaining a commitment from the State of Connecticut to fund the land acquisition and develop the property as planned by the purchaser. If this sale were to be completed, the development potential of the remaining unsold acreage of the land parcel may be severely limited. Any closing of this transaction is not expected until sometime in fiscal 2015. There is no guarantee that this transaction will be completed under the current terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of August 31, 2014 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$88.2	$23.7	$8.7	$29.5	$26.3
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	—	0.1	—	—
Operating Lease Obligations	0.4	0.2	0.2	—	—
Purchase Obligations (1)	2.5	2.5	—	—	—
Other (2)	3.7	—	—	—	3.7
	$94.9	$26.4	$9.0	$29.5	$30.0

(1)          Reflects expenditures for Griffin Land’s real estate assets.

(2)          Principally reflects the liability for Griffin’s non-qualified deferred compensation plan.

Griffin’s nonrecourse mortgage loan with a balance of approximately $18.3 million as of August 31, 2014 matures on August 1, 2015 with a payment of approximately $18.0 million due on that date. Three industrial buildings in New England Tradeport with an aggregate of 392,000 square feet collateralize this mortgage loan. Management expects to refinance this mortgage at its maturity. There is no guarantee that such refinancing will be available for the entire amount of the nonrecourse mortgage loan that is due or on terms acceptable to Griffin.

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

As of August 31, 2014, Griffin had cash and cash equivalents of approximately $16.5 million. Management believes that its cash and cash equivalents as of August 31, 2014 and borrowing capacity under its $12.5 million revolving credit agreement with Webster Bank will be sufficient to meet Griffin’s working capital requirements, the continued investment in Griffin’s real estate assets and the payment of dividends on its common stock, when and if declared by the Board of Directors. Griffin may also continue to seek additional financing secured by nonrecourse mortgages on its properties. Griffin Land’s real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet and its recently completed 304,000 square foot industrial building in the Lehigh Valley of Pennsylvania that are not mortgaged.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include Griffin’s expectations regarding the leasing of currently vacant space, completion of a lease agreement for 201,000 square feet in the recently completed Lehigh Valley industrial building, completion of the sale of approximately 29 acres of an approximately 45 acre land parcel in Griffin Center in Bloomfield, Connecticut, construction of additional facilities in the real estate business, the ability to obtain mortgage financing on Griffin Land’s unleveraged properties and refinancing on Griffin’s nonrecourse mortgage loan collateralized by three industrial buildings in Tradeport, and Griffin’s anticipated future liquidity. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Item 1A under the heading “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013 filed with the Securities and Exchange Commission on February 13, 2014.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of August 31, 2014, Griffin had several nonrecourse mortgage loans aggregating approximately $37.9 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of August 31, 2014.

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

ITEM 6.                                        EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Land & Nurseries, Inc. as Owner	8-K	001-12879	2.1	1/14/14

2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14

3.1	Amended and Restated Certificate of Incorporation of Griffin Land & Nurseries, Inc.	10-Q	001-12879	3.1	10/10/13

3.2	Amended and Restated By-laws of Griffin Land & Nurseries, Inc.	8-K	001-12879	3.1	9/24/14

10.1†	Form of 401(k) Plan of Griffin Land & Nurseries, Inc.	10	001-12879	10.7	4/8/97

10.2†	Griffin Land & Nurseries, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14

10.3†	Form of Stock Option Agreement under Griffin Land & Nurseries, Inc. 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14

10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02

10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank	10-K	001-12879	10.24	2/28/02

10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05

10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05

10.9	Guaranty Agreement as of July 6, 2005 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05

10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07

10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07

10.12	Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07

10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Land & Nurseries, Inc., and Berkshire Bank	10-Q	001-12879	10.36	10/6/10

10.14	$12,000,000 Construction Note dated February 6, 2009 (incorporated by reference to Form dated February 28, 2009, filed April 9, 2009)	10-Q	001-12879	10.37	4/9/09

10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Land & Nurseries, Inc. and People’s United Bank	10-Q	001-12879	10.40	10/8/09

10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09

10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10

10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10

10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11

10.20	Revolving Line of Credit Loan Agreement with Doral Bank, FSB dated April 28, 2011	10-Q	001-12879	10.45	7/7/11

		Incorporated by Reference
						Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.21	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee	10-Q	001-12879	10.46	7/7/11

10.22	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee	10-Q	001-12879	10.47	7/7/11

10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Land & Nurseries, Inc. and Webster Bank, National Association dated June 15, 2012	8-K	001-12879	10.48	6/20/12

10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings LLC and First Niagara Bank dated April 1, 2013	10-Q	001-12879	10.49	6/1/13

10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13

10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13

10.27	Revolving Line of Credit Note dated April 24, 2013	10-Q	001-12879	10.52	6/1/13

10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13

10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13

10.30†	Amended and Restated Employment Agreement dated December 30, 2013 between Griffin Land & Nurseries, Inc., Imperial Nurseries, Inc. and Gregory Schaan	8-K	001-12879	10.55	1/2/14

10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Land & Nurseries, Inc., Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/2014

10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/2014

Incorporated by Reference
Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Land & Nurseries, Inc., Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/2014

10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/2014

31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*

31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Label Linkbase Document					*

101.PRE	XBRL Taxonomy Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

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

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: October 10, 2014	Frederick M. Danziger
Chairman and Chief Executive Officer

	BY:	/s/ ANTHONY J.GALICI
DATE: October 10, 2014	Anthony J. Galici
Vice President, Chief Financial Officer
and Secretary,
Chief Accounting Officer