Form 10-K
period 2014-11-30
GRIFFIN LAND & NURSERIES INC
filed 2015-02-13
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $73,673,000 based on the closing sales price on The NASDAQ Stock Market LLC on May 30, 2014, the last business day of the registrant's most recently completed second quarter. Shares of Common Stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 6, 2015, 5,149,574 shares of common stock were outstanding.

 FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, Item 1. "Business" and Item 1A. "Risk Factors" and in Part II Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as located elsewhere in this Annual Report regarding industry prospects or Griffin Land & Nurseries, Inc.'s ("Griffin") plans, expectations, or prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of Griffin's common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: adverse economic conditions and credit markets; a downturn in the commercial and residential real estate markets; risks associated with concentration of real estate holdings; risks associated with entering new real estate markets; potential environmental liabilities; competition and governmental regulations; inadequate insurance coverage; risks of environmental factors; risks associated with the cost of raw materials or energy costs; regulatory risks; risks of investing in a foreign company; litigation risks; and the concentrated ownership of Griffin common stock by members of the Cullman and Ernst families. These and the important factors discussed under the caption "Risk Factors" in Part I, Item 1A of this Annual Report for the fiscal year ended November 30, 2014, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. Any such forward-looking statements represent management's estimates as of the date of this Annual Report. While Griffin may elect to update such forward-looking statements at some point in the future, Griffin disclaims any obligation to do so, even if subsequent events cause Griffin's views to change. These forward-looking statements should not be relied upon as representing Griffin's views as of any date subsequent to the date of this Annual Report.

 PART I

ITEM 1.    BUSINESS.

        Griffin Land & Nurseries, Inc. ("Griffin") operates a real estate business through its wholly owned subsidiary, Griffin Land, LLC ("Griffin Land") that is principally engaged in developing, managing and leasing industrial and commercial properties. Griffin Land also seeks to add to its property portfolio through the acquisition and development of land or purchase of buildings. Periodically, Griffin Land may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin Land's core development and leasing strategy. The headquarters for Griffin Land is in Bloomfield, Connecticut.

        Until January 8, 2014, Griffin also operated a landscape nursery business through its wholly owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial was engaged in the growing of containerized plants for sale principally to independent retail garden centers and rewholesalers, whose main customers are landscape contractors. On January 8, 2014, Griffin and Imperial entered into an Asset Purchase Agreement pursuant to which Imperial's inventory and certain of its assets were sold to Monrovia Connecticut LLC ("Monrovia"), a subsidiary of Monrovia Nursery Company, for approximately $0.7 million in cash, before transaction and severance costs, and a non-interest bearing note receivable of $4.25 million (the "Imperial Sale"). Monrovia paid $2.75 million of the note receivable on June 1, 2014, as scheduled, and the balance is due on June 1, 2015. Concurrently with the Imperial Sale, Imperial and River Bend Holdings, LLC, a wholly owned subsidiary of Griffin, entered into a Lease and Option Agreement and an Addendum to such agreement (the "Imperial Lease", and together with the Imperial Sale, the "Imperial Transaction") with Monrovia, pursuant to which Monrovia agreed to lease Imperial's Connecticut production nursery for a ten-year period, with options to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease also grants Monrovia an option to purchase the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations during the first thirteen years of the lease period for $10.5 million, or $7.0 million if only a certain portion of the land is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease.

        Through fiscal 2009, all of Griffin Land's real estate assets, including buildings and undeveloped land, were located in the north submarket of Hartford, Connecticut. In fiscal 2010, Griffin Land started the expansion of its real estate holdings to areas outside of Hartford by purchasing an industrial building and undeveloped land in the Lehigh Valley of Pennsylvania (see Lehigh Valley on page 9). Griffin Land expects to continue to seek to acquire and develop properties that are consistent with its core strategy of developing and leasing industrial and commercial properties. Griffin Land expects that most of such potential acquisitions of either undeveloped land or land and buildings will likely be located outside of the Hartford area.

        In the greater Hartford area, there are a number of warehouse facilities and office buildings, some of which are fully or partially vacant, that are competitive with Griffin Land's industrial/warehouse buildings and office/flex buildings. Additional capacity or an increase in vacancies in either the industrial or office market could adversely affect Griffin Land's operating results by potentially resulting in longer times to lease vacant space, eroding lease rates in Griffin Land's properties or hindering renewals by existing tenants.

        The greater Hartford industrial market had been slow in recent years, but experienced some recovery in 2014. A national real estate services company reported that the overall vacancy rate in the greater Hartford industrial market decreased from 13.3% at the end of 2013 to 12.3% at the end of 2014. Market activity for office/flex space in the north submarket of Hartford was slow in 2014, with overall vacancy, availability and asking rates remaining relatively flat. Griffin Land believes that it benefits from its reputation as a stable landlord with sufficient resources to meet its obligations and deliver space to tenants timely and in accordance with the terms of their lease agreements. The industrial/warehouse market in the Lehigh Valley region of Pennsylvania has experienced a fairly strong level of leasing activity during the past several years and reported vacancy rates are low. A national real estate services company reported that the overall vacancy rate in the Lehigh Valley industrial market was less than 5% in 2014. As a result of the relatively strong market, there has been an increase in industrial/warehouse space in the Lehigh Valley. There can be no assurances as to the directions of the Hartford and Lehigh Valley real estate markets in the near future.

        As of November 30, 2014, Griffin Land owned thirty one buildings comprising approximately 2.8 million square feet. Approximately 84% of this square footage is industrial/warehouse space, with the balance principally being office/flex space. As of November 30, 2014, approximately 84% of Griffin Land's industrial/warehouse space was leased and approximately 93% of Griffin Land's office/flex space was leased. As detailed in "Item 2. Properties" below, Griffin Land uses nonrecourse mortgages to finance some of its real estate development activities, and as of November 30, 2014, approximately $70.2 million was outstanding under such loans. In fiscal 2014, Griffin Land's rental revenue, less operating expenses of rental properties, was approximately $12.8 million, while debt service on Griffin Land's nonrecourse mortgages was approximately $6.0 million.

        In fiscal 2014, Griffin Land entered into three new leases of industrial/warehouse space for an aggregate of approximately 371,000 square feet and three new leases of office/flex space for an aggregate of approximately 38,000 square feet. The leasing of industrial space in fiscal 2014 included a five-year lease of approximately 201,000 square feet in an industrial building developed by Griffin Land in fiscal 2014 on land in the Lehigh Valley acquired in fiscal 2010. In fiscal 2014, Griffin Land also entered into a ten-year full building lease for approximately 138,000 square feet in one of its industrial buildings in New England Tradeport ("Tradeport"), Griffin Land's industrial park in Windsor and East Granby, Connecticut. In fiscal 2014, leases of industrial space aggregating approximately 43,000 square feet expired and were not renewed, and a tenant's lease of industrial space increased by approximately 47,000 square feet as the remaining vacant space in the building leased was added to its leased space in accordance with the lease terms. The net effect of these transactions was an increase of approximately 374,000 square feet in industrial space under lease in fiscal 2014, while office/flex space under lease was essentially unchanged at the end of fiscal 2014 as compared to the end of fiscal 2013. Griffin Land also renewed and extended several leases aggregating approximately 27,000 square feet of office/flex space and approximately 11,000 square feet of industrial space in fiscal 2014.

        In fiscal 2013, Griffin Land entered into three new leases of industrial space for an aggregate of approximately 259,000 square feet and several new leases of office/flex space for an aggregate of approximately 49,000 square feet. The new leasing of industrial space reflected a five-year full building lease of the approximately 228,000 square foot industrial building in the Lehigh Valley and approximately 31,000 square feet in Griffin Land's Tradeport industrial/warehouse buildings. Also in fiscal 2013, several leases of industrial space aggregating approximately 168,000 square feet expired and were not renewed. The net effect of these transactions was an increase of approximately 92,000 square feet of industrial space under lease as of November 30, 2013 as compared to December 1, 2012. In fiscal 2013, two leases for office/flex space aggregating approximately 24,000 square feet expired and were not renewed or terminated early. In fiscal 2013, Griffin Land renewed and extended several leases aggregating approximately 116,000 square feet of industrial space and approximately 20,000 square feet of office/flex space. Included in the fiscal 2013 lease renewals was a full building lease of approximately 100,000 square feet that was scheduled to expire in fiscal 2014 but was extended for ten years.

        In fiscal 2012, Griffin Land entered into three new leases of industrial/warehouse space for an aggregate of approximately 151,000 square feet and two new leases of office/flex space for an aggregate of approximately 32,000 square feet. The new leases for industrial/warehouse space included a three-year lease (with two one-year renewal options) for an entire building, approximately 127,000 square feet in Tradeport. In connection with this new full building lease, Griffin Land entered into a lease termination agreement with an existing tenant that had leased approximately 42,000 square feet in that building, but had previously vacated its space and was seeking to sublease. Griffin Land received $325,000 in connection with the early termination of that lease, which was scheduled to expire in 2014. In fiscal 2012, Griffin Land renewed and extended several leases aggregating approximately 87,000 square feet of industrial space and approximately 70,000 square feet of office/flex space. In fiscal 2012, leases aggregating approximately 98,000 square feet expired and were not renewed. Of such space, approximately 85,000 square feet was industrial space (including the approximately 42,000 square foot lease that was terminated early and is now subject to a new, full building lease) and approximately 13,000 square feet was office/flex space.

        Periodically, Griffin Land may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which does not fit into Griffin Land's core strategy of developing and leasing industrial and commercial properties. Such sale transactions may take place either before or after obtaining development approvals and building basic infrastructure.

        In fiscal 2014, Griffin Land completed one land sale for approximately $562,000. In fiscal 2013, Griffin Land completed three land sales, the principal one of which was the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the "Windsor Land Sale") for cash proceeds of approximately $9.0 million, before transaction expenses. The land sold under the Windsor Land Sale is part of an approximately 253 acre parcel of undeveloped land that had been held by Griffin Land for an extended time period. Under the terms of the Windsor Land Sale, Griffin Land and the buyer are constructing roadways connecting the land parcel that was sold to existing town roads. The roads being built also provide access to the remaining acreage in Griffin Land's land parcel. As a result of Griffin Land's continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method, under which the revenue and gain on sale are recognized as the total costs related to the property sold are incurred. At the closing of the Windsor Land Sale, the cash proceeds were placed in escrow for the potential purchase of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. Griffin Land did not acquire a replacement property, therefore, the cash proceeds that were held in escrow were returned to Griffin in fiscal 2014. Griffin Land also closed on two smaller land sales in fiscal 2013 for aggregate net cash proceeds of approximately $0.3 million.

        In fiscal 2012, Griffin Land completed three property sales. The largest of these was the sale of its fully leased 308,000 square foot warehouse building in Manchester, Connecticut (the "Raymour Building"). Under the terms of the full building lease with Raymour & Flanigan ("Raymour") for that building, Griffin Land gave notice to Raymour in fiscal 2011 that Griffin Land was exercising the put option under its lease to sell the facility to Raymour. The proceeds of approximately $16.0 million from that sale were placed in escrow for the potential acquisition of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. As Griffin Land did not acquire a replacement property, the proceeds from the sale of the Raymour Building were returned to Griffin Land in fiscal 2012. The sale of this property and all operating results for this property are reported as a discontinued operation for all periods presented in Griffin's consolidated statements of operations in this Annual Report.

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

        The weakness in the residential real estate market has adversely affected Griffin Land's residential real estate development activities. The continued weakness of the residential real estate market could result in lower selling prices for Griffin Land's land intended for residential use or delay the sale of such land.

        Griffin Land's development of its land is affected by regulatory and other constraints. Subdivision and other residential development may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Commercial and industrial development activities of Griffin Land's undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies.

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

  Commercial and Industrial Developments

  New England Tradeport

        A significant portion of Griffin Land's commercial and industrial development effort has been focused on Tradeport, a master-planned industrial park near Bradley International Airport and Interstate 91, located in Windsor and East Granby, Connecticut. Within Tradeport, Griffin Land built and currently owns approximately 1,466,000 square feet of warehouse and light manufacturing space in thirteen buildings, of which approximately 79% was leased as of November 30, 2014.

        Within Tradeport, Griffin Land holds the rights to 795,000 square feet available for development under the State Traffic Certificate ("STC") which relates to four approved building sites and an approved addition to one of Griffin Land's existing buildings. In addition, Griffin Land owns the remaining 95 acres of undeveloped land within Tradeport, 60 acres of which are located in Windsor and the abutting 35 acres of which are located in East Granby. There are no STC or other approvals currently in place (other than zoning in the case of Windsor) for the development of this remaining land for industrial use, particularly the portions in East Granby. Griffin Land believes that additional infrastructure improvements, which may be significant, may be required to obtain approvals to develop portions of this land, particularly the portions in East Granby. As part of the Dollar Tree Sale, a sewer line was brought to an accessible point near the edge of this 95 acre combined parcel. Griffin Land intends to continue to direct much of its real estate efforts in Connecticut on the construction and leasing of its industrial/warehouse and light manufacturing facilities at Tradeport.

        In fiscal 2014, Griffin Land leased approximately 216,000 square feet of previously vacant space in Tradeport and renewed two leases for a total of approximately 10,000 square feet, while leases totaling approximately 43,000 square feet expired and were not renewed. As of November 30, 2014, approximately $55.4 million was invested (net book value) in buildings owned by Griffin Land that are located in Tradeport and approximately $4.4 million was invested (net book value) by Griffin Land in the undeveloped land there. As of November 30, 2014, ten of Griffin Land's Tradeport buildings were mortgaged for an aggregate of approximately $43.3 million. Two Tradeport buildings built in fiscal 2007 and an older Tradeport building, aggregating, for the three buildings, approximately 373,000 square feet, are currently not mortgaged. A summary of Griffin Land's square footage owned and leased in

Tradeport at the end of each of the past three fiscal years and leases in Tradeport scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased*	Percentage Leased
December 1, 2012	1,466,000	1,117,000	76%
November 30, 2013	1,466,000	981,000	67%
November 30, 2014	1,466,000	1,154,000	79%

	2015	2016	2017
Square footage of leases expiring	326,000	63,000	88,000
Percentage of leased space at Nov. 30, 2014	28%	5%	8%
Number of tenants with leases expiring	5	2	3
Annual rental revenue of expiring leases	$2,727,000	$573,000	$699,000
Annual rental revenue of expiring leases as a percentage of Griffin Land's annual rental revenue	13%	3%	3%

*
The square footage leased as of December 1, 2012 and November 30, 2013 did not include approximately 47,000 square feet of space on which the tenant paid operating expenses. As required under the terms of the lease, the tenant took occupancy and started paying rent on this space on August 1, 2014.

        Griffin Land has received favorable indications as to the renewal of much of the Tradeport space under leases scheduled to expire in fiscal 2015 as well as receiving favorable indications as to the leasing of some of the vacant space in Tradeport as of November 30, 2014. Subsequent to November 30, 2014, Griffin Land entered into a ten-year lease for approximately 42,000 square feet of previously vacant space in Tradeport. There is no guarantee that such favorable indications will result in the renewal of leases scheduled to expire in fiscal 2015 or in the additional leasing of space that was vacant as of November 30, 2014.

  Griffin Center and Griffin Center South

        Griffin Land's other substantial commercial development in Connecticut is the combination of its buildings in Griffin Center in Windsor and Bloomfield, Connecticut and Griffin Center South in Bloomfield. Griffin Land owns approximately 617,000 of the 2,165,000 square feet of developed space in these master planned developments.

  Griffin Center

        Within Griffin Center, Griffin Land owns two multi-story office buildings that have an aggregate of approximately 161,000 square feet; a single story office building of approximately 48,000 square feet; a 165,000 square foot industrial building (the "NU Building"), which is used principally as office, data center and call center space; and a small restaurant building.

        In fiscal 2014, a lease for approximately 16,000 square feet in Griffin Center expired and was not renewed, and a tenant that leases approximately 29,000 square feet in one of Griffin Land's multi-story office buildings exercised its early termination option that will terminate its lease in fiscal 2015, two years earlier than the original lease expiration date. Currently there are approximately 207 acres of undeveloped land in Griffin Center owned by Griffin Land. In the fiscal 2014 third quarter, Griffin Land entered into an agreement to sell approximately 29 acres of an approximately 45 acre land parcel of the undeveloped land in Griffin Center for a purchase price of a minimum of $3.25 million, subject to adjustment based on the actual number of acres conveyed. Completion of this transaction is subject to significant contingencies, including the satisfactory completion of due diligence by the purchaser (a public educational authority in the state of Connecticut) and the purchaser obtaining a commitment from the State of Connecticut to fund the land acquisition and develop the property as planned by the purchaser. If this sale were to be completed, the development potential of the remaining approximately 16 acres of that land parcel may be severely limited. The due diligence period does not expire until fiscal 2016. There is no guarantee that this transaction will be completed under the current terms, or at all.

        As of November 30, 2014, approximately $17.0 million was invested (net book value) in Griffin Land's buildings in Griffin Center and approximately $0.9 million was invested by Griffin Land in the undeveloped land there. Griffin Land's two multi-story office buildings and the NU Building in Griffin Center are separately mortgaged for an aggregate of approximately $14.1 million, and Griffin Land's single story office building is included as collateral under Griffin's $12.5 million revolving line of credit. There were no borrowings under the revolving line of credit as of November 30, 2014.

        As of November 30, 2014, approximately 357,000 square feet of Griffin Land's buildings in Griffin Center were leased, comprising approximately 93% of Griffin Land's total space in Griffin Center. A summary of Griffin Land's square footage owned and leased in Griffin Center at the end of each of the past three fiscal years and leases in Griffin Center scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
December 1, 2012	382,000	335,000	88%
November 30, 2013	382,000	373,000	98%
November 30, 2014	382,000	357,000	93%

	2015	2016	2017
Square footage of leases expiring	58,000	25,000	—
Percentage of leased space at Nov. 30, 2014	16%	7%	—
Number of tenants with leases expiring	4	1	—
Annual rental revenue of expiring leases	$1,161,000	$482,000	—
Annual rental revenue of expiring leases as a percentage of Griffin Land's annual rental revenue	6%	2%	—

  Griffin Center South

        Griffin Land currently owns nine buildings in Griffin Center South with an aggregate of approximately 235,000 square feet, of which approximately 217,000 square feet is single story office and flex space and approximately 18,000 square feet is storage space. In fiscal 2014, Griffin Land leased approximately 38,000 square feet in a Griffin Center South building (approximately 19,000 square feet had been vacant and the balance became vacant when the lease with the previous tenant was terminated early because of the tenant's bankruptcy and subsequently re-leased to a successor company) and renewed three leases with an aggregate of approximately 28,000 square feet.

        As of November 30, 2014, approximately $7.0 million was invested (net book value) in Griffin Land's buildings in Griffin Center South and approximately $0.4 million was invested by Griffin Land in the undeveloped land there. As of November 30, 2014, Griffin Land's nine properties in Griffin Center South are included as collateral under Griffin's $12.5 million revolving line of credit. There were no borrowings under the revolving line of credit as of November 30, 2014. Griffin Land believes that the approximately 66 acres of undeveloped land remaining that it owns in Griffin Center South is sufficient to build at least two additional buildings aggregating approximately 175,000 square feet.

        As of November 30, 2014, approximately 227,000 square feet of space in the Griffin Center South buildings owned by Griffin Land was leased, comprising 97% of Griffin Land's total space in Griffin Center South. In the fiscal 2014 fourth quarter, Griffin Land received notice from a tenant that has a full building lease for approximately 40,000 square feet in Griffin Center South that it was exercising its early termination option and will terminate its lease in fiscal 2016 (three years earlier than the original lease expiration date). In accordance with the lease terms, Griffin Land received approximately $557,000 from the tenant when the early termination notice was rendered. A summary of Griffin Land's square footage owned and leased in Griffin Center South at the end of each of the past three fiscal years and leases in Griffin Center South scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
December 1, 2012	235,000	219,000	93%
November 30, 2013	235,000	207,000	88%
November 30, 2014	235,000	227,000	97%

	2015	2016*	2017
Square footage of leases expiring	31,000	77,000	22,000
Percentage of leased space at Nov. 30, 2014	14%	34%	10%
Number of tenants with leases expiring	4	4	2
Annual rental revenue of expiring leases	$339,000	$967,000	$305,000
Annual rental revenue of expiring leases as a percentage of Griffin Land's annual rental revenue	2%	5%	1%

*
Includes the lease of approximately 40,000 square feet that the tenant has exercised its early termination option effective September 30, 2016.

  Lehigh Valley Industrial Properties and Other Property

  Lehigh Valley

        In fiscal 2010, Griffin Land completed its first acquisition of property outside of the Hartford, Connecticut area, when it acquired a fully leased approximately 120,000 square foot industrial building (the "Olympus Building") in Breinigsville, Pennsylvania, which is located in the Lehigh Valley. Subsequent to the purchase of the Olympus Building, Griffin Land and the tenant in that building agreed to a nine year extension of the lease, through 2025. Also in fiscal 2010, Griffin Land acquired approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania, a major industrial area of the Lehigh Valley, which Griffin Land named Lehigh Valley Tradeport. The land acquired had approvals for the development of two industrial buildings totaling approximately 530,000 square feet. In fiscal 2012, Griffin Land completed construction, on speculation, of an approximately 228,000 square foot industrial building, the first of two buildings built in Lehigh Valley Tradeport. In fiscal 2013, Griffin Land entered into a five-year full building lease of this building. In fiscal 2014, Griffin Land completed construction, also on speculation, of an approximately 303,000 square foot industrial building, the second of two buildings in Lehigh Valley Tradeport. In the fiscal 2014 fourth quarter, Griffin Land entered into a five-year lease of approximately 201,000 square feet of the most recently completed building in Lehigh Valley Tradeport. Tenant occupancy and lease commencement is expected in the fiscal 2015 first quarter upon completion of tenant improvements. As of November 30, 2014, Griffin Land invested approximately $13.2 million in the development of this new building, not including the land and leasing related costs.

        As of November 30, 2014, Griffin Land owned three industrial buildings in the Lehigh Valley, the Olympus Building and the two Lehigh Valley Tradeport industrial buildings discussed above, which are collectively approximately 651,000 square feet. Approximately $30.1 million was invested (net book value) in these three buildings as of November 30, 2014. The Olympus Building in Pennsylvania is mortgaged for approximately $3.8 million as of November 30, 2014, and the 228,000 square foot industrial building in Lehigh Valley Tradeport was mortgaged for approximately $8.9 million as of November 30, 2014. On December 31, 2014, Griffin Land refinanced the existing mortgage loan on its Lehigh Valley Tradeport building into a new mortgage loan on both of its Lehigh Valley Tradeport buildings that generated additional mortgage proceeds of approximately $10.9 million. An additional $1.9 million of mortgage proceeds will be received when a portion of the vacant space in the most recently completed Lehigh Valley Tradeport industrial building is leased.

        In fiscal 2013, Griffin Land acquired a 49 acre parcel of undeveloped land in Hanover Township, Pennsylvania, also in the Lehigh Valley, and in fiscal 2014 Griffin Land acquired an additional adjacent one acre of undeveloped land. The total cost of these parcels was approximately $7.6 million. The funds used to acquire the 49 acre parcel were principally the proceeds from the Dollar Tree Sale in fiscal 2012 that were used to acquire a replacement property as part of a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. In the latter part of fiscal 2014, Griffin Land started construction on an approximately 280,000 square foot industrial building, the first of two industrial buildings approved for this site that is expected to have a total of approximately 530,000 square feet of industrial space when fully developed. Subsequent to the end of fiscal 2014, Griffin Land entered into a five-year lease for approximately 196,000 square feet of the building being built. The tenant has an option to lease the balance of the building as specified under the terms of the lease. Griffin Land expects the completion of construction of this building and commencement of the lease to take place in the third quarter of fiscal 2015.

  Other Property

        Griffin Land owns a 31,000 square foot warehouse building (fully leased) in Bloomfield, Connecticut on an approximately 5 acre site that is part of an approximately 253 acre land parcel known as Phoenix Crossing, located partly in Bloomfield and partly in Windsor, Connecticut. In fiscal 2013, Griffin Land sold approximately 90 acres of the Phoenix Crossing land in the Windsor Land Sale. Griffin Land owns the remaining approximately 159 acres of undeveloped land in Phoenix Crossing which is zoned for industrial and commercial development.

        A summary of Griffin Land's square footage owned and leased in Griffin Land's Lehigh Valley Industrial Properties and Other Property at the end of each of the past three fiscal years and leases in Griffin Land's Lehigh Valley Industrial Properties and Other Property scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
December 1, 2012	379,000	151,000	40%
November 30, 2013	379,000	379,000	100%
November 30, 2014	681,000	580,000	85%

	2015	2016	2017
Square footage of leases expiring	—	—	31,000
Percentage of leased space at Nov. 30, 2014	—	—	5%
Number of tenants with leases expiring	—	—	1
Annual rental revenue of expiring leases	—	—	$191,000
Annual rental revenue of expiring leases as a percentage of Griffin Land's annual rental revenue	—	—	1%

        Griffin Land may seek to acquire additional properties and/or undeveloped land parcels to expand the industrial/warehouse portion of its real estate business. Griffin Land continues to examine potential properties in the northeast and mid-Atlantic areas for potential acquisition.

Residential Developments

  Simsbury

        Several years ago, Griffin Land filed plans for the creation of a residential community, called Meadowood, on a 363 acre site in the Town of Simsbury, Connecticut ("Simsbury"). After several years of litigation with the town regarding this proposed residential development, a settlement was reached. The settlement terms included, among other things, approval for up to 296 homes, certain remediation measures and offsite road improvements to be performed by Griffin Land and the purchase by Simsbury of a portion of the Meadowood land for open space. The sale of land to Simsbury closed in fiscal 2008. In fiscal 2012, Griffin Land performed a portion of the required remediation work on the site and completed the required offsite road improvements. In fiscal 2014, Griffin Land completed the required remediation work. As of November 30, 2014, the book value of the land for this development, including design, development and legal costs, was approximately $8.5 million. Griffin Land anticipates seeking offers for this property.

        Griffin Land owns another approximate 432 acres of undeveloped land in Simsbury, portions of which are zoned for residential use and other portions of which are zoned for industrial use. Not all of this land is developable. The land currently zoned for industrial use is probably more suited to commercial or mixed-use development. Griffin Land may seek to develop or sell such land.

  Suffield

        In fiscal 2006, Griffin Land completed the infrastructure for a fifty lot residential subdivision in Suffield, Connecticut called Stratton Farms. Griffin Land sold twenty-five residential lots in Stratton Farms to a local homebuilder in fiscal 2006 and fiscal 2007. In fiscal 2010, Griffin Land entered into an agreement with a privately owned regional homebuilder under which in exchange for a payment of $100,000, the homebuilder obtained an option to purchase the remaining twenty-five residential lots of Stratton Farms. The option agreement terminated after four lots were sold. Subsequently, Griffin Land sold one Stratton Farms residential lot in fiscal 2013. As of November 30, 2014, Griffin Land held twenty Stratton Farms residential lots. The book value for Griffin Land's Stratton Farms holdings was approximately $1.1 million at November 30, 2014.

  Other

        In fiscal 2014, Griffin Land leased approximately 424 acres of undeveloped land in Connecticut and Massachusetts to local farmers. Approximately 512 acres and 542 acres were leased to local farmers in fiscal 2013 and fiscal 2012, respectively. The revenue generated from the leasing of farmland is not material to Griffin Land's total revenue.

        Griffin Land is evaluating its other properties for development or sale in the future. Griffin Land anticipates that obtaining subdivision approvals for residential development in many of the towns where it owns residentially-zoned land will be an extended process.

Landscape Nursery Business

        Griffin and Imperial entered into a Purchase Agreement with Monrovia, effective January 8, 2014, pursuant to which Imperial's inventory and certain of its assets were sold to Monrovia for approximately $0.7 million in cash (before transaction and severance costs) and a non-interest bearing note receivable (the "Promissory Note") of $4.25 million that is secured by an irrevocable letter of credit. A payment of $2.75 million on the Promissory Note was received on June 1, 2014 and the balance of $1.5 million is due on June 1, 2015. Pursuant to the terms of the Imperial Sale, Griffin and Imperial agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Purchase Agreement.

        Concurrently with the completion of the Imperial Sale, Imperial and River Bend Holdings, LLC, a wholly owned subsidiary of Griffin, entered into the Imperial Lease with Monrovia, pursuant to which Monrovia agreed to lease Imperial's Connecticut production nursery for a ten-year period, with an option to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease provides for a net annual rent payable to Griffin of $500,000 for each of the first five years, with rent for subsequent years determined in accordance with the Imperial Lease. The Imperial Lease also grants Monrovia an option to purchase the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations, during the first thirteen years of the lease period for $10.5 million, or $7.0 million if only a certain portion of the land is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease.

        Imperial's Florida farm is also being leased to another private company grower of landscape nursery plants. Imperial shut down its growing operations on its Florida farm in 2009 and entered into a six-year lease of that facility. The annual rent payable is $600,000 and that lease is scheduled to expire on July 31, 2015. The tenant has an option to purchase the facility any time during the lease term.

Investments

  Centaur Media plc

        Centaur Media plc ("Centaur Media") is a publicly traded company listed on the London Stock Exchange. As of November 30, 2014, Griffin held 1,952,462 shares of Centaur Media and accounts for its investment in Centaur Media as an available-for-sale security. Accordingly, changes in the fair value of Griffin's investment in Centaur Media, including both changes in the stock price and changes in the foreign currency exchange rate, are not included in Griffin's net income but are included in Griffin's other comprehensive income. In fiscal 2014, Griffin sold 500,000 shares of its Centaur Media common stock for total cash proceeds of approximately $566,000.

  Shemin Nurseries Holding Corp.

        Shemin Nurseries Holding Corp. ("SNHC") is a privately held company that operates a landscape nursery distribution business. At the beginning of fiscal 2013, Griffin held an approximately 14% equity interest in SNHC and accounted for its investment in SNHC under the cost method of accounting for investments. In fiscal 2013, Griffin sold its entire investment in SNHC for cash proceeds of approximately $3.4 million.

Employees

        As of November 30, 2014, Griffin employed 26 people on a full-time basis. Presently, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

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

        Griffin Land periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. In connection with the Imperial Transaction, Griffin has incurred a small amount of costs to remediate a small area of the Connecticut farm that is leased to Monrovia under the Imperial Lease. At this time, Griffin Land does not anticipate experiencing, in the next twelve months, any material expense in complying with such laws. Griffin Land may incur remediation costs in the future in connection with its development operations. Such costs are not expected to be significant as compared to expected proceeds from development projects or property sales.

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

  Downturn in the Residential Real Estate Market

        Weakness in the residential real estate market may adversely affect Griffin Land's residential real estate development activities, including delaying the development and/or sale of Griffin Land's undeveloped land intended for residential use. The continued weakness of the residential real estate market could result in lower selling prices for Griffin Land's land intended for residential use or delay the sale of such land.

  Risks Associated with Concentration of Real Estate Holdings

        Griffin Land's real estate operations are concentrated primarily in the Hartford, Connecticut area, with additional operations in the Lehigh Valley of Pennsylvania. Adverse changes in the local economies, state or local governmental regulations or real estate markets, including the market's ability to absorb newly constructed space, could impact Griffin Land's real estate operations including Griffin Land's ability to re-tenant vacant space and have an adverse effect on rental rates.

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

  Risks Associated with Entering New Real Estate Markets

        In fiscal 2010, Griffin Land acquired a fully-leased approximately 120,000 square foot industrial building in Breinigsville, Pennsylvania and a 51 acre parcel of undeveloped land in Lower Nazareth, Pennsylvania, known as Lehigh Valley Tradeport. Subsequently, Griffin Land built, on speculation, two industrial buildings in Lehigh Valley Tradeport and has started construction of another industrial building on approximately 50 acres of undeveloped land in Hanover Township, Pennsylvania that was acquired in fiscal 2013 and fiscal 2014. These acquisitions were Griffin Land's first purchases of properties outside of the Hartford, Connecticut market where Griffin Land's core real estate holdings are located. Griffin Land expects to continue to seek to acquire properties outside of the Hartford, Connecticut market. Operating in a real estate market that is new for Griffin Land creates additional risks and uncertainties to Griffin's operations.

  Potential Environmental Liabilities

        Griffin Land has extensive land holdings in Connecticut and Massachusetts and, in fiscal 2010, started acquiring properties in the Lehigh Valley of Pennsylvania. Under federal, state and local environmental laws, ordinances and regulations, Griffin Land may be required to investigate and clean up the effects of releases of hazardous substances or petroleum products at its properties because of its current or past ownership or operation of the real estate. If previously unidentified environmental problems arise, Griffin Land may have to make substantial payments, which could adversely affect its cash flow. As an owner or operator of properties, Griffin Land may have to pay for property damage and for investigation and clean-up costs incurred in connection with a contamination. The law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Changes in environmental regulations may impact the development potential of Griffin Land's undeveloped land or could increase operating costs due to the cost of complying with new regulations.

  Governmental Regulations

        Griffin Land's real estate operations are subject to governmental regulations that affect real estate development, such as local zoning ordinances. Any changes in such regulations may impact the ability of Griffin Land to develop its properties or increase Griffin Land's costs of development. Subdivision and other residential development may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Commercial and industrial development activities of Griffin Land's undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies.

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

  Risks Associated with the Cost of Raw Materials and Energy Costs

        Griffin Land's construction activities could be adversely affected by increases in raw materials or energy costs. As petroleum and other energy costs increase, products used in the construction of Griffin Land's facilities, such as steel, masonry, asphalt, cement and building products may increase. An increase in the cost of building new facilities could negatively impact Griffin Land's future operating results through increased depreciation expense. An increase in construction costs would also require increased investment in Griffin Land's real estate assets, which may lower the return on investment in new facilities in the real estate business. An increase in energy costs could increase Griffin Land's building operating expenses and thereby lower Griffin Land's operating results.

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

  The Concentrated Ownership of Griffin Common Stock by Members of the Cullman and Ernst Families

        Members of the Cullman and Ernst families (the "Cullman and Ernst Group"), which include Frederick M. Danziger, Griffin's Chairman and Chief Executive Officer, Michael S. Gamzon, Griffin's President and Chief Operating Officer, David M. Danziger, a director of Griffin and John J. Kirby, Jr., a director of Griffin who is married to a member of the Cullman family, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 45.9% of the outstanding common stock of Griffin as of November 30, 2014. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin's corporate and management policies and may limit other Griffin stockholders' ability to influence Griffin's corporate and management policies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2.    PROPERTIES.

Land Holdings

        Griffin is a major landholder in the state of Connecticut, owning approximately 2,960 acres. Griffin also owns approximately 422 acres of land in Massachusetts, approximately 117 acres of land in Pennsylvania and approximately 1,066 acres in northern Florida. Griffin believes the fair market value of such land is substantially in excess of its book value.

        Listings of the locations of Griffin's land holdings, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut and Breinigsville, Lower Nazareth Township and Hanover Township, Pennsylvania have been (or are being) developed, are as follows:

Land Holdings

Location	Land Area
	(in acres)
Connecticut
Bloomfield	310
East Granby	540	(a)
East Windsor	116
Granby	333	(a)
Simsbury	784
Suffield	66
Windsor	811
Florida
Quincy	1,066	(b)
Massachusetts
Southwick	422
Pennsylvania
Lower Nazareth Township	51
Hanover Township	49
Breinigsville	17

(a)
Includes approximately 424 acres of land in East Granby and 305 acres of land in Granby that had been used by Imperial in its growing operation. Effective January 8, 2014, most of such acreage is leased to Monrovia under the Imperial Lease.

(b)
The acreage in Florida was used in Imperial's landscape nursery business prior to fiscal 2009. Imperial shut down that facility in fiscal 2009 and now leases that facility to another nursery grower. That lease agreement, which is scheduled to expire July 31, 2015, includes an option for the purchase of the Florida farm.

Developed Properties

        As of November 30, 2014, Griffin Land owned thirty-one buildings, comprised of nineteen industrial/warehouse buildings, eleven office/flex buildings and a small restaurant building. A listing of those facilities is as follows:

Griffin Center
1985 Blue Hills Avenue, Windsor, CT*	Industrial building	165,000 sq. ft.
5 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
7 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
21 Griffin Road North, Windsor, CT*	Office building	48,300 sq. ft.
1936 Blue Hills Avenue, Windsor, CT	Restaurant building	7,200 sq. ft.
Griffin Center South
29-35 Griffin Road South, Bloomfield, CT*	Flex building	57,500 sq. ft.
55 Griffin Road South, Bloomfield, CT*	Office/flex building	40,300 sq. ft.
340 West Newberry Road, Bloomfield, CT*	Office/flex building	39,000 sq. ft.
206 West Newberry Road, Bloomfield, CT*	Office/flex building	23,300 sq. ft.
204 West Newberry Road, Bloomfield, CT*	Office/flex building	22,300 sq. ft.
210 West Newberry Road, Bloomfield, CT*	Warehouse building	18,400 sq. ft.
330 West Newberry Road, Bloomfield, CT*	Office/flex building	11,900 sq. ft.
310 West Newberry Road, Bloomfield, CT*	Office/flex building	11,400 sq. ft.
320 West Newberry Road, Bloomfield, CT*	Office/flex building	11,100 sq. ft.
New England Tradeport
100 International Drive, Windsor, CT*	Industrial building	304,200 sq. ft.
755 Rainbow Road, Windsor, CT	Industrial building	148,500 sq. ft.
758 Rainbow Road, Windsor, CT*	Industrial building	138,400 sq. ft.
754 Rainbow Road, Windsor, CT*	Industrial building	136,900 sq. ft.
759 Rainbow Road, Windsor, CT	Industrial building	126,900 sq. ft.
75 International Drive, Windsor, CT*	Industrial building	117,000 sq. ft.
20 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
40 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
35 International Drive, Windsor, CT	Industrial building	97,600 sq. ft.
16 International Drive, East Granby, CT*	Industrial building	58,400 sq. ft.
25 International Drive, Windsor, CT*	Industrial building	57,200 sq. ft.
15 International Drive, East Granby, CT*	Industrial building	41,600 sq. ft.
14 International Drive, East Granby, CT*	Industrial building	40,100 sq. ft.
Lehigh Valley and Other Properties
4270 Fritch Drive, Lower Nazareth, PA**	Industrial building	302,600 sq. ft.
4275 Fritch Drive, Lower Nazareth, PA*	Industrial building	228,000 sq. ft.
871 Nestle Way, Breinigsville, PA*	Industrial building	119,900 sq. ft.
1370 Blue Hills Avenue, Bloomfield, CT	Industrial building	30,700 sq. ft.

*
Included as collateral under one of Griffin's nonrecourse mortgages or Griffin's revolving line of credit as of November 30, 2014.
**
Included as collateral, along with 4275 Fritch Drive, under a nonrecourse mortgage that was completed on December 31, 2014.

Griffin leases approximately 2,300 square feet in New York City for its executive offices.

        As with many companies engaged in real estate investment and development, Griffin holds its real estate portfolio subject to mortgage debt. See Note 8 to Griffin's consolidated financial statements for information concerning the mortgage debt associated with Griffin's properties.

ITEM 3.    LEGAL PROCEEDINGS.

        Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material to Griffin's financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        The following are the high and low prices of common shares of Griffin Land & Nurseries, Inc. as traded on The NASDAQ Stock Market LLC:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2014	$34.31	$27.18	$31.57	$26.60	$31.64	$26.14	$31.23	$25.77
2013	$30.56	$25.05	$30.60	$27.90	$32.59	$27.06	$33.00	$30.30

        On February 6, 2015, the number of record holders of common stock of Griffin was approximately 197 which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on The NASDAQ Stock Market LLC on such date was $31.62 per share.

Dividend Policy

        Griffin's dividend policy is to consider the payment of an annual dividend at the end of its fiscal year, which enables the Board of Directors to evaluate both Griffin's prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend. In fiscal 2014 and fiscal 2013, Griffin declared an annual dividend of $0.20 per share in each year.

 Stock Performance Graph

        The following graph compares the total percentage changes in the cumulative total stockholder return (assuming the reinvestment of dividends) on Griffin's Common Stock with the cumulative total return of the Russell 2000 Index from November 28, 2009 to November 30, 2014. It is assumed in the graph that the value of each investment was $100 at November 28, 2009. Griffin is not aware of any other company that substantially participated in both the landscape nursery and real estate businesses during that period, and would therefore be suitable for comparison to Griffin as a "peer issuer" within Griffin's lines of business.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth selected statement of operations data for fiscal years 2010 through 2014 and balance sheet data as of the end of each fiscal year. The selected statement of operations data for fiscal 2012, fiscal 2013 and fiscal 2014 and the selected balance sheet data for fiscal 2013 and fiscal 2014 are derived from the audited consolidated financial statements included in Item 8 of this report. The selected statement of operations data for fiscal 2010 and fiscal 2011 and the balance sheet data for fiscal 2010, fiscal 2011 and fiscal 2012 were derived from the audited consolidated financial statements for those years. This selected financial data should be read in conjunction with the consolidated financial statements and accompanying notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance.

	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$24,219	$25,526	$24,215	$22,657	$18,386
Depreciation and amortization expense	6,729	6,673	6,303	6,339	6,620
Operating income (loss)	1,809	2,436	3,386	2,366	(1,949)
(Loss) income from continuing operations	(1,248)	1,910	196	(1,308)	(3,730)
Income (loss) from discontinued operations (1)	144	(7,731)	770	(1,166)	(757)
Net (loss) income	(1,104)	(5,821)	966	(2,474)	(4,487)
Basic (loss) income per share from continuing operations	(0.24)	0.37	0.04	(0.25)	(0.73)
Basic income (loss) per share from discontinued operations (1)	0.03	(1.50)	0.15	(0.23)	(0.15)
Basic net (loss) income per share	(0.21)	(1.13)	0.19	(0.48)	(0.88)
Diluted (loss) income per share from continuing operations	(0.24)	0.37	0.04	(0.25)	(0.73)
Diluted income (loss) per share from discontinued operations (1)	0.03	(1.50)	0.15	(0.23)	(0.15)
Diluted net (loss) income per share	(0.21)	(1.13)	0.19	(0.48)	(0.88)
Balance Sheet Data:
Total assets	186,377	184,727	180,114	176,675	183,151
Mortgage loans	70,168	66,708	59,489	61,135	62,999
Stockholders' equity	95,879	98,115	104,146	103,305	109,067
Cash dividends declared per common share	0.20	0.20	0.20	0.40	0.40

(1)
All years presented include the results from the growing operations of the landscape nursery business, which was sold on January 8, 2014. See "Business—Landscape Nursery Business." Results of discontinued operations in fiscal years 2010 through fiscal 2012 also include the results from the operations of the 308,000 square foot warehouse facility in Manchester, Connecticut. Fiscal 2012 results of discontinued operations also include the gain on the sale of the Manchester warehouse.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        The consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") reflect Griffin's real estate business which is conducted through its wholly-owned subsidiary, Griffin Land, LLC ("Griffin Land"), and Griffin's wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. ("Imperial"). Imperial's growing operations are reflected as a discontinued operation in Griffin's consolidated financial statements for all periods presented as a result of the sale (the "Imperial Sale") of Imperial's growing operations to Monrovia Connecticut LLC ("Monrovia") and the lease of Imperial's Connecticut farm to Monrovia (the "Imperial Lease", and together with the Imperial Sale, the "Imperial Transaction") that was effective January 8, 2014. In addition to the growing operations of Imperial, Griffin's results of discontinued operations also include the operating results and gain on the sale of the warehouse building that was owned by Griffin Land and sold in fiscal 2012.

        The notes to Griffin's consolidated financial statements included in Item 8 of this Annual Report contain a summary of the significant accounting policies and methods used in the preparation of Griffin's consolidated financial statements. In the opinion of management, because of the relative magnitude of Griffin's real estate assets, accounting methods and estimates related to those assets are critical to the preparation of Griffin's consolidated financial statements. Griffin uses accounting policies and methods under accounting principles generally accepted in the United States of America ("U.S. GAAP"). The following are the critical accounting estimates and methods used by Griffin:

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

Summary

        In fiscal 2014, Griffin incurred a net loss of approximately $1.1 million as compared to a net loss of approximately $5.8 million in fiscal 2013. The lower net loss in fiscal 2014 as compared to fiscal 2013 reflects a significant loss from discontinued operations in fiscal 2013 and a loss from continuing operations in fiscal 2014 as compared to income from continuing operations in fiscal 2013. Griffin incurred a loss from continuing operations of approximately $1.2 million in fiscal 2014 as compared to income from continuing operations of approximately $1.9 million in fiscal 2013. The lower results from continuing operations in fiscal 2014 as compared to fiscal 2013 is due in large part to a decrease in the gain from investment sales and lower gain on land sales in fiscal 2014 as compared to fiscal 2013, partially offset by lower general and administrative expenses in fiscal 2014 as compared to fiscal 2013. Rental revenue less the operating expenses of rental properties increased from approximately $12.6 million in fiscal 2013 to approximately $12.8 million in fiscal 2014.

        Griffin's discontinued operations in fiscal 2014 and fiscal 2013 reflect the results of the growing operations of Imperial's landscape nursery business. The results from discontinued operations in fiscal 2012 reflect Imperial's landscape nursery growing operations along with the results of operations and gain on the sale of Griffin Land's 308,000 square foot warehouse building in January 2012. The loss from discontinued operations in fiscal 2013 principally reflects a pretax charge of $10.4 million to reduce the carrying value of Imperial's inventories to its fair value, which was the net realizable value based on the terms of the Imperial Sale.

Results of Operations

  Fiscal 2014 Compared to Fiscal 2013

        Total revenue decreased from approximately $25.5 million in fiscal 2013 to approximately $24.2 million in fiscal 2014, reflecting a decrease of approximately $1.8 million in revenue from property sales, partially offset by an increase of approximately $0.5 million in rental revenue in fiscal 2014 as compared to fiscal 2013.

        The net increase of approximately $0.5 million in rental revenue in fiscal 2014 as compared to fiscal 2013 reflects occupancy changes that resulted in: (a) an increase of approximately $1.8 million of rental revenue from leasing previously vacant space; (b) approximately $0.5 million in revenue from the Imperial Lease; and (c) an increase of approximately $0.1 million in revenue from work done for tenants; partially offset by (d) a decrease in rental revenue of approximately $1.9 million from leases that expired and were not renewed. The increase in rental revenue due to leasing previously vacant space includes an increase in rental revenue of approximately $0.9 million from the full building lease of the 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania that was completed in fiscal 2012 and leased in the third quarter of fiscal 2013.

        A summary of the square footage of Griffin Land's real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of November 30, 2013	2,462,000	1,939,000	79%
As of November 30, 2014	2,765,000	2,317,000	84%

        The increase in total square footage as of November 30, 2014 as compared to November 30, 2013 reflects the completion in fiscal 2014 of an approximately 303,000 square foot industrial building in the Lehigh Valley of Pennsylvania that was built on speculation. This building is located adjacent to the 228,000 square foot building built in fiscal 2012 and fully leased in fiscal 2013. These two industrial buildings comprise Lehigh Valley Tradeport, which was developed on land acquired in fiscal 2010. In the fiscal 2014 fourth quarter, Griffin Land entered into a five year lease for approximately 201,000 square feet in the recently completed industrial building in Lehigh Valley Tradeport.

        The increase in leased square footage as of November 30, 2014 as compared to November 30, 2013 principally reflects the leasing of approximately 201,000 square feet described above and a full building lease of an approximately 138,000 square foot building within New England Tradeport ("Tradeport"), Griffin Land's industrial park located in Windsor and East Granby, Connecticut with a tenant that is presently leasing an approximately 57,000 Tradeport industrial building under a short-term lease after its long-term lease in that building expired on August 31, 2014. Griffin Land expects the tenant to terminate the current short-term lease in fiscal 2015. In addition, the increase in space leased also reflects an increase of approximately 47,000 square feet leased to Tire Rack, Inc. ("Tire Rack") in a Tradeport industrial building. Under the terms of the existing lease with Tire Rack, effective August 1, 2014, the start of the sixth year of its lease, Tire Rack was required to lease the entire Tradeport building in which they are located. The balance of the change in leased square footage as of November 30, 2014 as compared November 30, 2013 reflects leasing approximately 31,000 square feet of previously vacant industrial/warehouse space and the expiration of leases aggregating approximately 43,000 square feet that were not renewed. The leasing market where Griffin's Connecticut properties are located (the north submarket of Hartford) remained competitive throughout fiscal 2014. Activity by prospective tenants was muted during most of fiscal 2014; however, there was an increase in inquiries from prospective tenants in the latter part of the year. Griffin Land has received favorable indications as to the renewal of much of the approximately 326,000 square feet of space in Tradeport under leases that are scheduled to expire in fiscal 2015 as well as to the leasing of a portion of the vacant space in Tradeport as of November 30, 2014. Subsequent to November 30, 2014, Griffin Land entered into a ten-year lease for approximately 42,000 square feet of previously vacant space in Tradeport. There is no guarantee that such favorable indications will result in the renewal of leases scheduled to expire in fiscal 2015 or that the recent increase in inquiries from prospective tenants or favorable indications as to the leasing of vacant space in Tradeport as of November 30, 2014 will result in the additional leasing of space that was vacant as of November 30, 2014.

        Revenue from property sales decreased from approximately $5.5 million in fiscal 2013 to approximately $3.7 million in fiscal 2014. Property sales revenue in fiscal 2014 includes the recognition of approximately $3.1 million of revenue related to the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the "Windsor Land Sale") for cash proceeds of approximately $9.0 million (before transaction expenses) that closed in fiscal 2013. Under the terms of the Windsor Land Sale, Griffin Land is required to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin Land's continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Through fiscal 2014, Griffin Land has recognized approximately $5.8 million of the approximately $9.0 million of total revenue that will be recognized on the Windsor Land Sale when all of the required road work is completed. The balance of the revenue from the Windsor Land Sale will be recognized as the costs of the required road construction are incurred, which is expected to be mostly by the second quarter of fiscal 2015. In addition to the revenue recognized from the Windsor Land Sale, property sales revenue in fiscal 2014 also included approximately $0.6 million from the sale of a land parcel that was once part of Imperial's growing operations in Connecticut but was not part of the Imperial Lease.

        Revenue from property sales in fiscal 2013 included: (a) approximately $2.7 million from the initial recognition of revenue from the Windsor Land Sale; (b) approximately $2.5 million from the recognition of revenue from the sale of approximately 93 acres of undeveloped land in Tradeport to Dollar Tree Distribution, Inc. (the "Dollar Tree Sale") that closed in fiscal 2012; and (c) approximately $0.3 million from two sales of small parcels of undeveloped land. Under the terms of the Dollar Tree Sale, Griffin Land was required to construct a sewer line to service the property sold. Accordingly, because of Griffin Land's continuing involvement with the land that was sold, Griffin Land accounted for the Dollar Tree Sale using the percentage of completion method, under which the revenue and the gain on sale were recognized as the total costs related to the property sale were incurred. All of the revenue from the Dollar Tree Sale was recognized as of the end of fiscal 2013 as the required construction of the sewer line was completed. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin's real estate business.

        Operating expenses of rental properties increased from approximately $7.5 million in fiscal 2013 to approximately $7.8 million in fiscal 2014. The net increase of approximately $0.3 million principally reflects an increase of approximately $0.2 million in property maintenance expenses, principally snow removal, and increases in real estate taxes and utility expenses aggregating approximately $0.2 million in fiscal 2014 as compared to fiscal 2013, partially offset by a net decrease of approximately $0.1 million in all other expenses. The increase in snow removal expenses reflected more severe winter weather in fiscal 2014 as compared to fiscal 2013. The increase in real estate taxes principally reflects real estate taxes being fully assessed on the 228,000 square foot industrial building in the Lehigh Valley that was completed in fiscal 2012 and fully leased in fiscal 2013.

        Depreciation and amortization expense was approximately $6.7 million in both fiscal 2013 and fiscal 2014. Depreciation and amortization expense increased by approximately $0.2 million in fiscal 2014 as compared to fiscal 2013 due to tenant improvements on the full building lease of the 228,000 square foot industrial building in the Lehigh Valley that commenced in fiscal 2013 and approximately $0.2 million related to the approximately 303,000 square foot industrial building in the Lehigh Valley that was completed and placed in service in fiscal 2014. These increases were essentially offset by decreases in depreciation and amortization expense on tenant improvements of approximately $0.3 million related to leases that expired and approximately $0.1 million for real estate assets becoming fully depreciated.

        Griffin's general and administrative expenses decreased from approximately $7.8 million in fiscal 2013 to approximately $7.1 million in fiscal 2014. The lower general and administrative expenses in fiscal 2014 as compared to fiscal 2013 principally reflect a decrease of approximately $0.5 million of expenses related to Griffin's non-qualified deferred compensation plan and a decrease in donation and contributions expense of approximately $0.2 million, partially offset by a net increase of approximately $0.1 million in all other general and administrative expenses. The decrease in expenses of the non-qualified deferred compensation plan reflects the effect on participant balances of generally lower stock market performance during fiscal 2014 as compared to fiscal 2013.

        Griffin's total gain from the sale of investments decreased from approximately $4.5 million in fiscal 2013 to approximately $0.3 million in fiscal 2014. In fiscal 2013, the gain reflected the sale of Griffin's investment in Shemin Nurseries Holding Corp. ("SNHC") and the sale of a portion of Griffin's holdings in Centaur Media plc ("Centaur Media"). In fiscal 2013, Griffin completed the sale of its investment in SNHC and received cash proceeds of approximately $3.4 million. Because of the low carrying cost of its investment in SNHC, Griffin's gain on sale was also approximately $3.4 million. Also in fiscal 2013, Griffin sold 2,824,688 shares of its common stock of Centaur Media for cash proceeds of approximately $2.5 million and a gain of approximately $1.1 million. In fiscal 2014, Griffin's approximately $0.3 million gain from the sale of investments reflected the sale of 500,000 shares of its common stock in Centaur Media for cash proceeds of approximately $0.6 million. As of November 30, 2014, Griffin held 1,952,462 shares of Centaur Media common stock. Management expects that it will continue to sell its Centaur Media common stock when it believes that sales terms and conditions are favorable.

        Griffin's interest expense decreased from approximately $3.8 million in fiscal 2013 to approximately $3.5 million in fiscal 2014. The decrease of approximately $0.3 million in fiscal 2014 as compared to fiscal 2013 is principally due to: (a) approximately $0.6 million of interest capitalized in fiscal 2014 as compared to approximately $0.1 million of interest capitalized in fiscal 2013; and (b) a decrease of approximately $0.1 million of interest expense on mortgage loans outstanding in both periods, due to the payment of principal; partially offset by (c) an increase of approximately $0.3 million of interest expense related to a full year's interest in fiscal 2014 from a nonrecourse mortgage loan on the 228,000 square foot industrial building in the Lehigh Valley that was outstanding for only one fiscal quarter in fiscal 2013.

        Griffin's loss on debt extinguishment decreased from approximately $0.3 million in fiscal 2013 to approximately $0.1 million in fiscal 2014. In fiscal 2013, Griffin incurred a loss on debt extinguishment related to a loan modification agreement on a mortgage loan with First Niagara Bank ("First Niagara") due in January 2020 (the "2020 First Niagara Mortgage"). On April 1, 2013, Griffin Land and First Niagara entered into an agreement that reduced the interest rate on the 2020 First Niagara Mortgage from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. Because the difference between the present value of future payments under the existing loan was greater than 10% of the present value of the payments under the modified loan, the loan modification was accounted for as a debt extinguishment. As such, all deferred costs related to the existing 2020 First Niagara Mortgage (approximately $0.2 million) and the fee paid to First Niagara for the loan modification (approximately $0.1 million) are reflected as a loss on debt extinguishment. Concurrent with that agreement, Griffin also entered into an interest rate swap agreement with First Niagara to fix the interest rate on the 2020 First Niagara Mortgage at 3.91% for the remainder of the loan term.

        The loss on debt extinguishment in fiscal 2014 was related to the refinancing of two nonrecourse mortgage loans by two of Griffin's subsidiaries with Farm Bureau Life Insurance Company ("Farm Bureau"). The mortgage loans that were refinanced had original maturity dates of April 1, 2016 and October 1, 2017 and interest rates of 8.13% and 7.0%, respectively. The refinancings generated additional mortgage proceeds, reduced the interest rates to 5.09% for both mortgage loans and extended the maturities of both mortgage loans for fifteen years from the date of the refinancing. The two loan refinancings with Farm Bureau were also accounted for as debt extinguishments and new financings. As such, all deferred costs related to the existing mortgage loans with Farm Bureau are reflected as a loss on debt extinguishment in Griffin's fiscal 2014 consolidated statement of operations.

        Griffin's effective tax rate was (8.3%) in fiscal 2014 as compared to 34.2% in fiscal 2013. The change in effective tax rate in fiscal 2014 as compared to fiscal 2013 principally reflects the effect in fiscal 2014 of reductions to certain state income tax benefits based on management's projections of the expected realization rate that those state tax benefits will provide to Griffin. As a result of such adjustments, the amount of the state income tax provision exceeded the federal income tax benefit, resulting in an overall income tax provision for fiscal 2014. To the extent that actual results differ from current projections, the projected realization rate would be different than the rate presently being used.

        Income from discontinued operations, net of tax, of approximately $0.1 million in fiscal 2014 principally reflects the effect of the termination of Griffin's postretirement benefits program and reclassification of actuarial gains previously reflected in other comprehensive income into net income, partially offset by the loss from the growing operations of the landscape nursery business through the date of the Imperial Sale and the loss on the Imperial Sale. As substantially all of the former participants in Griffin's postretirement benefits program were formerly employed in the growing operations of the landscape nursery business that is now reported as a discontinued operation, most of the amount of the reclassification of the actuarial gains is included in the results of discontinued operations in fiscal 2014. The loss from discontinued operations, net of tax, of approximately $7.7 million in fiscal 2013 principally reflects the loss from the growing operations of the landscape nursery business in fiscal 2013, including a pretax charge of $10.4 million to reduce inventory that was sold in the Imperial Sale to fair value, which was the net realizable value based on the terms of the Imperial Sale.

  Fiscal 2013 Compared to Fiscal 2012

        Griffin's revenue increased from approximately $24.2 million in fiscal 2012 to approximately $25.5 million in fiscal 2013, reflecting an increase of approximately $1.6 million in rental revenue in fiscal 2013 as compared to fiscal 2012, partially offset by a decrease of approximately $0.3 million of revenue from property sales in fiscal 2013 as compared to fiscal 2012. The increase in rental revenue in fiscal 2013 as compared to fiscal 2012 was almost entirely due to higher occupancy in Griffin Land's rental properties in fiscal 2013 as compared to fiscal 2012. The net increase in rental revenue principally reflected: (a) an increase of approximately $2.1 million of rental revenue in fiscal 2013 due to leasing previously vacant space in buildings that were in service the entire year in both fiscal 2013 and fiscal 2012; and (b) an increase of approximately $0.5 million of rental revenue in fiscal 2013 from the commencement of a full building lease of the Lehigh Valley industrial building that was completed at the end of the fiscal 2012 third quarter; partially offset by (c) a decrease of approximately $0.9 million in rental revenue from leases that expired and were not renewed or terminated early.

        A summary of the square footage of Griffin Land's real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of December 1, 2012	2,462,000	1,822,000	74%
As of November 30, 2013	2,462,000	1,939,000	79%

        The increase in square footage leased as of November 30, 2013, as compared to December 1, 2012, reflected a new full building lease in fiscal 2013 for the approximately 228,000 square foot Lehigh Valley industrial building and the leasing of several other previously vacant spaces aggregating approximately 81,000 square feet (approximately 50,000 square feet of office/flex space and approximately 31,000 square feet of industrial/warehouse space) in fiscal 2013, partially offset by leases aggregating approximately 192,000 square feet that expired in fiscal 2013 and were not renewed or terminated early. The greater Hartford industrial market had been slow, but experienced some recovery in 2012 and 2013. Market activity for office/flex space in the north submarket of Hartford was slow in 2013, with overall vacancy, availability and asking rates remaining relatively flat. Griffin Land believes that it was able to secure new leases for office/flex space because of its reputation as a stable, well capitalized landlord that maintains its properties to a high standard, meets its obligations and can deliver space to tenants timely and in accordance with the tenant's requirements and budget.

        Revenue from property sales decreased from approximately $5.8 million in fiscal 2012 to approximately $5.5 million in fiscal 2013. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in the real estate business. Property sales in fiscal 2013 included the closing of the Windsor Land Sale for cash proceeds of approximately $9.0 million (before transaction expenses). Griffin Land is required, under the terms of the Windsor Land Sale, to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin Land's continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method, under which the revenue and the gain on sale are recognized as the total costs related to the property sale are incurred. In fiscal 2013, Griffin Land recognized approximately $2.7 million of revenue from the Windsor Land Sale. In addition to the revenue from the Windsor Land Sale, revenue from property sales in fiscal 2013 also included the recognition of approximately $2.3 million of previously deferred revenue from the Dollar Tree Sale that closed in fiscal 2012. As Griffin Land was required, under the terms of the Dollar Tree Sale, to construct a sewer line to service the property sold, Griffin Land accounted for the Dollar Tree Sale under the percentage of completion method. In addition to the recognition of previously deferred revenue on the Dollar Tree Sale, Griffin Land reported approximately $0.2 million of additional revenue from the Dollar Tree Sale in fiscal 2013 and also had a total of approximately $0.3 million of revenue from two smaller land sales. Property sales revenue in fiscal 2012 principally reflected the recognition of approximately $4.7 million of revenue from the Dollar Tree Sale and approximately $1.0 million of revenue from the sale of approximately 14 acres of undeveloped land in Windsor for cash.

        Operating expenses of rental properties increased from approximately $6.7 million in fiscal 2012 to approximately $7.5 million in fiscal 2013. The increase of approximately $0.8 million in operating expenses of rental properties principally reflected an increase of approximately $0.3 million of snow removal expenses and increases of approximately $0.1 million in both real estate taxes on rental properties and repair and maintenance expenses. The increase in snow removal expenses reflected the effect of relatively mild winter weather in fiscal 2012, when there was a minimal amount of snowfall, as compared to a higher amount of snowfall in fiscal 2013.

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

        Griffin's general and administrative expenses increased from approximately $6.8 million in fiscal 2012 to approximately $7.8 million in fiscal 2013. The increase of approximately $1.0 million in general and administrative expenses principally reflected an increase of approximately $0.5 million in expenses related to Griffin's non-qualified deferred compensation plan, an increase of approximately $0.2 million in real estate taxes on undeveloped land and smaller increases in other general and administrative expenses that aggregate to approximately $0.3 million. The higher expenses of the non-qualified deferred compensation plan reflected the effect on participant balances of higher stock market performance in fiscal 2013 as compared to fiscal 2012.

        In fiscal 2013, the sale of Griffin's investment in SNHC was completed, and Griffin received cash proceeds of approximately $3.4 million. Because of the low carrying cost of its investment in SNHC, Griffin's gain on the sale was approximately $3.4 million, essentially equal to the cash proceeds received. Also in fiscal 2013, Griffin sold 2,824,688 shares of its common stock of Centaur Media for cash proceeds of approximately $2.5 million. Griffin's gain from the sale of its Centaur Media common stock in fiscal 2013 was approximately $1.1 million. After the sales of Centaur Media common stock, Griffin owned 2,452,462 shares of Centaur Media common stock as of November 30, 2013. There were no sales of investments in fiscal 2012; however, fiscal 2012 did include investment income of approximately $0.6 million principally from a cash distribution from SNHC.

        Griffin's interest expense increased from approximately $3.5 million in fiscal 2012 to approximately $3.8 million in fiscal 2013, principally due to approximately $0.6 million of interest being capitalized in fiscal 2012 as compared to only approximately $0.1 million of interest capitalized in fiscal 2013 and interest expense of approximately $0.1 million on a nonrecourse mortgage loan entered into in fiscal 2013 on the Lehigh Valley industrial building that became fully leased in fiscal 2013. Partially offsetting these increases was a decrease in interest expense of approximately $0.2 million in fiscal 2013 as compared to fiscal 2012 due to lower interest rates on mortgage loans with Webster Bank and First Niagara Bank that were refinanced in the fiscal 2012 fourth quarter and fiscal 2013 second quarter, respectively. Interest capitalized in fiscal 2012 was on the construction projects ongoing during that year, principally the Lehigh Valley industrial building that was built by Griffin Land.

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

        Griffin's effective tax rate was 34.2% in fiscal 2013 as compared to an effective tax rate of 57.9% in fiscal 2012. The lower effective tax rate in fiscal 2013 as compared to fiscal 2012 reflected the impact of permanent differences between pretax income for book purposes and tax purposes being greater in fiscal 2012 than fiscal 2013 due to the lower amount of pretax income in fiscal 2012 as compared to fiscal 2013.

        The loss from discontinued operations, net of tax, of approximately $7.7 million in fiscal 2013, is entirely from the growing operations of the landscape nursery business. The income from discontinued operations, net of tax, of approximately $0.7 million in fiscal 2012 principally reflected the gain, net of tax, of approximately $1.5 million on the sale of an approximately 308,000 square foot warehouse building (the "Manchester Warehouse") and income from operations, net of tax, before the Manchester Warehouse was sold, partially offset by a loss, net of tax, from the growing operations of the landscape nursery business of approximately $0.9 million. The higher loss from the growing operations of the landscape nursery business in fiscal 2013 as compared to fiscal 2012 principally reflected a pretax charge of $10.4 million incurred in fiscal 2013 to reduce inventory that was sold in the Imperial Sale to fair value, which was the net realizable value based on the terms of the Imperial Sale.

Off Balance Sheet Arrangements

        Griffin does not have any off balance sheet arrangements.

Liquidity and Capital Resources

        Net cash provided by operating activities was approximately $4.3 million in fiscal 2014 as compared to net cash used in operating activities of approximately $0.6 million in fiscal 2013. Net cash provided by operating activities of continuing operations was approximately $4.2 million in fiscal 2014, as compared to approximately $1.2 million in fiscal 2013. The increase in net cash provided by operating activities of continuing operations in fiscal 2014 as compared to fiscal 2013 principally reflects an increase of approximately $3.2 million in deferred rental revenue in fiscal 2014 as compared to fiscal

2013, including cash of approximately $2.4 million received in fiscal 2014 from the new tenant in the approximately 138,000 square foot Tradeport building, that will be recognized as rental revenue over the lease term. The cash received was used for Griffin Land's investment in tenant improvements to the approximately 138,000 square foot Tradeport building, included in additions to Griffin's real estate assets (see below). In addition, the increase in cash provided by operating activities of continuing operations in fiscal 2014 as compared to fiscal 2013 reflects higher income from continuing operations, after adjustments for gains on property sales and gains on sales of investments.

        Net cash used in investing activities increased from approximately $1.2 million in fiscal 2013 to approximately $2.8 million in fiscal 2014. The net cash used in investing activities in fiscal 2014 reflects cash payments of approximately $15.6 million for additions to real estate assets and approximately $0.1 million for additions to property and equipment, substantially offset by cash proceeds from the Windsor Land Sale of approximately $8.9 million that were returned from escrow, cash proceeds of approximately $2.8 million from collecting the amount due on the note receivable from Monrovia on the Imperial Sale, cash proceeds of approximately $0.6 million from sales of Centaur Media common stock, cash proceeds of approximately $0.6 million from property sales closed in fiscal 2014 and cash proceeds (after payment of severance and transaction expenses) of approximately $0.2 million from the Imperial Sale. At the closing of the Windsor Land Sale in fiscal 2013, the cash proceeds of approximately $8.9 million were placed in escrow for the potential acquisition of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. As Griffin Land did not acquire a replacement property, the cash proceeds were returned to Griffin in the fiscal 2014 second quarter.

        The additions to Griffin Land's real estate assets in fiscal 2014 principally reflect approximately $9.6 million for the development, on speculation, of the approximately 303,000 square foot industrial building in the Lehigh Valley Tradeport on land contiguous to the 228,000 square foot industrial building that Griffin Land developed in fiscal 2012 and fully leased in fiscal 2013. Griffin Land expended a total of approximately $13.2 million (excluding land and leasing costs) on the Lehigh Valley Tradeport industrial building completed in fiscal 2014. Additions to Griffin Land's real estate assets in fiscal 2014 also include approximately $1.7 million for tenant improvements related to new leases (including the approximately 138,000 square foot Tradeport building that was fully leased in fiscal 2014), approximately $2.0 million for required remediation and site work on a residential project, approximately $0.9 million for road construction work related to the Windsor Land Sale, approximately $0.6 million for the start of site work on the undeveloped Lehigh Valley land acquired in fiscal 2013 and fiscal 2014 and approximately $0.3 million related to the acquisition of a parcel of undeveloped land adjacent to undeveloped land in the Lehigh Valley that was acquired in fiscal 2013.

        The net cash used in investing activities in fiscal 2013 principally reflects approximately $13.5 million of cash used for additions to real estate assets, a net of approximately $2.8 million of cash deposited in escrow and approximately $0.1 million of cash used for additions to property and equipment, offset by approximately $9.4 million of proceeds from property sales, approximately $3.4 million of proceeds from the sale of SNHC and approximately $2.5 million of proceeds from the sale of Centaur Media common stock. The cash deposited into escrow reflects the approximately $8.9 million of proceeds from the Windsor Land Sale that were placed in escrow for a potential acquisition of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, and approximately $0.9 million of cash deposited in escrow to be used for a portion of the road construction related to the Windsor Land Sale; offset by approximately $6.9 million of cash that was returned from escrow from the Dollar Tree Sale. The funds returned from escrow from the Dollar Tree Sale were used for the acquisition of an approximately 49 acre parcel of undeveloped land in the Lehigh Valley. In addition to the acquisition of undeveloped land in fiscal 2013, Griffin Land's additions to its real estate assets included approximately $2.9 million for tenant improvements related to new leases, approximately $1.4 million for development costs, site work and the start of construction (completed in fiscal 2014) of a 303,000 square foot industrial building in Lehigh Valley Tradeport and approximately $0.8 million of expenditures for the construction of a sewer line related to the Dollar Tree Sale.

        Net cash provided by financing activities was approximately $1.4 million in fiscal 2014 as compared to approximately $5.7 million in fiscal 2013. The net cash provided by financing activities in fiscal 2014 reflects net proceeds of approximately $4.5 million from the refinancing of two nonrecourse mortgage loans by Griffin Land and approximately $0.1 million received from the exercise of stock options; partially offset by approximately $2.0 million for payments of principal on Griffin Land's nonrecourse mortgages, payment of approximately $1.0 million for a dividend on Griffin's common stock that was declared in the fiscal 2013 fourth quarter and paid in the fiscal 2014 first quarter and approximately $0.1 million for payments of debt issuance costs. The net cash provided by financing activities in fiscal 2013 reflects proceeds of approximately $9.1 million from a nonrecourse mortgage loan and cash of approximately $0.1 million received from the exercise of stock options. These were partially offset by approximately $1.9 million for payments of principal on Griffin Land's nonrecourse mortgages, a dividend payment of approximately $1.0 million for the dividend on Griffin's common stock that was declared in the fiscal 2012 fourth quarter and paid in the fiscal 2013 first quarter, approximately $0.4 million for payment of debt issuance costs related to the new nonrecourse mortgage loan and Griffin's revolving credit agreement, both of which closed in fiscal 2013, and approximately $0.1 million related to the modification of a mortgage loan with First Niagara Bank ("First Niagara").

        In fiscal 2014, Griffin Land refinanced two nonrecourse mortgage loans with Farm Bureau; the 8.13% mortgage that was due April 1, 2016 and the 7.0% mortgage that was due October 1, 2017. These two mortgage loans had a combined balance of approximately $9.0 million just prior to the refinancing. The combined balance after refinancing was $14.5 million, with both loans having a fixed interest rate of 5.09%. The refinanced mortgage loans each have a term of fifteen years with payments based on a fifteen year amortization schedule. $1.0 million of the mortgage loan proceeds from the refinancing of one of the mortgage loans with Farm Bureau is being held in escrow. The escrowed funds will be released to Griffin if an approximately 57,000 square foot industrial building that is part of the collateral for that mortgage loan, and is expected to become vacant after the current short-term full building lease expires, is re-leased under terms agreed upon with Farm Bureau. If a replacement lease on the terms agreed upon with Farm Bureau is not obtained, the proceeds being held in escrow are required to be used to make a partial prepayment, without penalty, on the mortgage loan.

        On December 31, 2014, two subsidiaries of Griffin closed on a new mortgage ("the 2025 First Niagara Mortgage") for $21.6 million with First Niagara. The 2025 First Niagara Mortgage refinanced the existing mortgage loan with First Niagara on the approximately 228,000 square foot industrial building in Lehigh Valley Tradeport and added the other approximately 303,000 square foot Lehigh Valley Tradeport industrial building to the collateral. The existing mortgage loan with First Niagara had a maturity date of September 1, 2023 and a floating rate of the one month LIBOR rate plus 1.95%. Griffin had entered into an interest rates swap agreement with First Niagara to fix the rate on that loan at 4.79%. Griffin received net cash proceeds from the 2025 First Niagara Mortgage of approximately $10.9 million at closing (before transaction costs), reflecting approximately $8.9 million used to refinance the existing mortgage loan with First Niagara Mortgage and $1.85 million that will not be advanced by First Niagara until a portion of the vacant space in the approximately 303,000 square foot building is leased. The 2025 First Niagara Mortgage has a ten-year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2025 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 First Niagara Mortgage closed, Griffin entered into an interest rate swap agreement, that combined with the existing interest rate swap agreement with First Niagara, effectively fixes the rate of the 2025 First Niagara Mortgage at 4.43% at over the mortgage loan's ten-year term.

        In the fiscal 2014 fourth quarter, Griffin started site work on the Lehigh Valley land acquired in fiscal 2013 and fiscal 2014, and subsequent to the end of fiscal 2014 started construction on an approximately 280,000 square foot industrial building on that land. This is expected to be the first of two industrial buildings approved for this site that is expected to have a total of approximately 530,000 square feet of industrial space when fully developed. Griffin Land expects to spend a total of approximately $3.5 million (including the approximately $0.6 million spent in fiscal 2014) on site work on the Lehigh Valley land acquired in fiscal 2013 and fiscal 2014 that is expected to support the development of the two industrial buildings. Griffin Land also expects to spend approximately $10.0 million in fiscal 2015 for construction of this new building. Subsequent to the end of fiscal 2014, Griffin Land entered into a five-year lease for approximately 196,000 square feet of the Lehigh Valley industrial building being built. The tenant has an option to lease the balance of the building as specified under the lease terms. Griffin Land expects the completion of construction of this building and commencement of the lease of approximately 196,000 square feet to take place in the fiscal 2015 third quarter.

        Griffin's 5.73% nonrecourse mortgage loan with a balance of approximately $18.2 million as of November 30, 2014 matures on August 1, 2015 with a payment of approximately $18.0 million due on that date. Three industrial buildings in Tradeport, with an aggregate of approximately 392,000 square feet, collateralize this mortgage loan. Griffin expects to refinance this mortgage at its maturity. There is no guarantee that such refinancing will be available for the entire amount of the nonrecourse mortgage loan that is due or on terms acceptable to Griffin.

        In fiscal 2014, Griffin Land entered into an agreement to sell approximately 29 acres of an approximately 45 acre land parcel of undeveloped land in Griffin Center for a purchase price of a minimum of $3.25 million, subject to adjustment based on the actual number of acres conveyed. Completion of this transaction is subject to significant contingencies, including the satisfactory completion of due diligence by the purchaser (a public educational authority in the state of Connecticut) and the purchaser obtaining a commitment from the State of Connecticut to fund the land acquisition and develop the property as planned by the purchaser. If this sale were to be completed, the development potential of the remaining approximately 16 acres of that land parcel may be severely limited. The due diligence period does not expire until fiscal 2016. There is no guarantee that this transaction will be completed under the current terms, or at all.

        Griffin's payments (including principal and interest) under contractual obligations as of November 30, 2014 are as follows:

	Total	Due Within One Year	Due From 1 - 3 Years	Due From 3 - 5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$86.8	$23.3	$14.6	$23.2	$25.7
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	0.1	—	—	—
Operating Lease Obligations	0.3	0.2	0.1		—
Purchase Obligations (1)	6.5	6.5	—	—	—
Other (2)	3.8	—	—	—	3.8

	$97.5	$30.1	$14.7	$23.2	$29.5

(1)
Includes obligations for the development of Griffin Land's properties, principally for construction of the new industrial/warehouse building in the Lehigh Valley.

(2)
Reflects Griffin's deferred compensation plan.

        In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of additional buildings on its undeveloped land, expenditures to build out interiors of its buildings as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in New England or the mid-Atlantic states to expand the industrial/warehouse portion of Griffin Land's real estate business. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin Land does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of its currently vacant space there is leased, but would construct a build-to-suit facility on its undeveloped land in Connecticut if the lease terms are favorable.

        As of November 30, 2014, Griffin had cash and cash equivalents of approximately $17.1 million. Management believes that its cash and cash equivalents as of November 30, 2014, cash generated from operations, proceeds from new mortgage loans and borrowing capacity under its $12.5 million revolving credit agreement with Webster Bank will be sufficient to meet Griffin's working capital requirements, the continued investment in Griffin's real estate assets, including completion of the Lehigh Valley industrial building under construction as of November 30, 2014 and the payment of dividends on its common stock, when and if declared by the Board of Directors. Griffin may also continue to seek additional financing secured by nonrecourse mortgages on its properties. Griffin Land's real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet that are not mortgaged.

Forward-Looking Information

        The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, Griffin's expectations regarding the leasing of currently vacant space, completion and timing of construction on the Lehigh Valley industrial building under construction as of November 30, 2014, completion of the sale of approximately 29 acres of an approximately 45 acre land parcel in Griffin Center in Bloomfield, Connecticut under contract as of November 30, 2014, construction of additional facilities in the real estate business, the ability to obtain mortgage financing on Griffin Land's unleveraged properties and refinancing of Griffin's nonrecourse mortgage loan collateralized by three industrial buildings in Tradeport, Griffin's anticipated future liquidity, and other statements with the words "believes," "anticipates," "plans," "expects" or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin's actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A. "Risk Factors" and elsewhere in this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

        For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin's mortgage interest rates and related principal payment requirements are described in Note 8 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

        For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of November 30, 2014, Griffin had a total of approximately $37.7 million of variable rate debt outstanding, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rate on that debt. There were no other variable rate borrowings outstanding as of November 30, 2014.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin's cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.

        Griffin does not have foreign currency exposure in operations. However, Griffin does have an investment in a public company, Centaur Media plc, based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates involving the UK pound sterling. A 10% decrease in the foreign currency exchange rate at November 30, 2014 would have resulted in an approximately $0.2 million reduction of the fair value of that investment.

8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 30, 2014	Nov. 30, 2013
ASSETS
Real estate assets at cost, net of accumulated depreciation	$134,522	$131,190
Real estate held for sale	9,943	1,104
Cash and cash equivalents	17,059	14,179
Deferred income taxes	5,996	5,975
Available for sale securities—Investment in Centaur Media plc	1,924	2,208
Note receivable	1,451	—
Proceeds held in escrow	1,000	8,860
Property and equipment, net of accumulated depreciation	230	1,950
Other assets	14,216	13,634
Assets of discontinued operation	36	5,627

Total assets	$186,377	$184,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans	$70,168	$66,708
Deferred revenue	8,349	8,467
Accounts payable and accrued liabilities	3,505	2,479
Dividend payable	1,030	1,029
Other liabilities	7,438	7,161
Liabilities of discontinued operation	8	768

Total liabilities	90,498	86,612

Commitments and Contingencies (Note 15)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,537,895 and 5,534,687 shares issued, respectively, and 5,149,574 and 5,146,366 shares outstanding, respectively	55	55
Additional paid-in capital	107,887	107,603
Retained earnings	2,238	4,372
Accumulated other comprehensive loss, net of tax	(835)	(449)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)

Total stockholders' equity	95,879	98,115

Total liabilities and stockholders' equity	$186,377	$184,727

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
Rental revenue	$20,552	$20,053	$18,456
Revenue from property sales	3,667	5,473	5,759

Total revenue	24,219	25,526	24,215

Operating expenses of rental properties	7,801	7,456	6,694
Depreciation and amortization expense	6,729	6,673	6,303
Costs related to property sales	803	1,171	989
General and administrative expenses	7,077	7,790	6,843

Total expenses	22,410	23,090	20,829

Operating income	1,809	2,436	3,386
Gain on sale of investment in Shemin Nurseries Holding Corp.	—	3,397	—
Gain on sale of common stock in Centaur Media plc	318	1,088	—
Interest expense	(3,529)	(3,848)	(3,533)
Loss on debt extinguishment	(51)	(286)	—
Investment income	301	115	613

(Loss) income before income tax provision	(1,152)	2,902	466
Income tax provision	(96)	(992)	(270)

(Loss) income from continuing operations	(1,248)	1,910	196

Discontinued operations, net of tax:
Income (loss) from landscape nursery business, net of tax, including loss on sale of assets of $28, net of tax, in fiscal 2014	144	(7,731)	(877)
Income from warehouse building, net of tax	—	—	117
Gain on sale of warehouse building, net of tax	—	—	1,530

Total income (loss) from discontinued operations, net of tax	144	(7,731)	770

Net (loss) income	$(1,104)	$(5,821)	$966

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.24)	$0.37	$0.04
Income (loss) from discontinued operations	0.03	(1.50)	0.15

Basic net (loss) income per common share	$(0.21)	$(1.13)	$0.19

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.24)	$0.37	$0.04
Income (loss) from discontinued operations	0.03	(1.50)	0.15

Diluted net (loss) income per common share	$(0.21)	$(1.13)	$0.19

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
Net (loss) income	$(1,104)	$(5,821)	$966
Other comprehensive (loss) income, net of tax:
Increase in fair value of Centaur Media plc	185	310	794
Reclassifications included in net (loss) income	124	(206)	420
Unrealized (loss) gain on cash flow hedges	(695)	100	(909)
Net actuarial gain (loss) and prior service cost for other postretirement benefits	—	68	(48)

Total other comprehensive (loss) income, net of tax	(386)	272	257

Total comprehensive (loss) income	$(1,490)	$(5,549)	$1,223

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Fiscal Years Ended November 30, 2014, November 30, 2013 and December 1, 2012

(dollars in thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 3, 2011	5,521,170	$55	$106,370	$11,284	$(978)	$(13,426)	$103,305
Exercise of stock options, net of reversal of tax benefit on forfeited stock options of $38	6,741	—	82	—	—	(40)	42
Stock-based compensation	—	—	604	—	—	—	604
Dividend declared, $0.20 per share	—	—	—	(1,028)	—	—	(1,028)
Total other comprehensive income, net of tax	—	—	—	—	257	—	257
Net income	—	—	—	966	—	—	966

Balance at December 1, 2012	5,527,911	55	107,056	11,222	(721)	(13,466)	104,146
Exercise of stock options	6,776	—	80	—	—	—	80
Stock-based compensation	—	—	467	—	—	—	467
Dividend declared, $0.20 per share	—	—	—	(1,029)	—	—	(1,029)
Total other comprehensive income, net of tax	—	—	—	—	272	—	272
Net loss	—	—	—	(5,821)	—	—	(5,821)

Balance at November 30, 2013	5,534,687	55	107,603	4,372	(449)	(13,466)	98,115
Exercise of stock options, net of reversal of tax benefit on exercised stock options of $4	3,208	—	76	—	—	—	76
Stock-based compensation	—	—	208	—	—	—	208
Dividend declared, $0.20 per share	—	—	—	(1,030)	—	—	(1,030)
Total other comprehensive loss, net of tax	—	—	—	—	(386)	—	(386)
Net loss	—	—	—	(1,104)	—	—	(1,104)

Balance at November 30, 2014	5,537,895	$55	$107,887	$2,238	$(835)	$(13,466)	$95,879

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
Operating activities:
Net (loss) income	$(1,104)	$(5,821)	$966
(Income) loss from discontinued operations	(144)	7,731	(770)

(Loss) income from continuing operations	(1,248)	1,910	196
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	6,729	6,673	6,303
Gain on sales of property	(2,864)	(4,302)	(7,656)
Gain on sales of common stock in Centaur Media plc	(318)	(1,088)	—
Stock-based compensation expense	338	415	545
Amortization of debt issuance costs	259	270	298
Accretion of discount on note receivable	(165)	—	—
Deferred income taxes	123	997	125
Loss on debt extinguishment	51	286	—
Gain on sale of investment in Shemin Nurseries Holding Corp.	—	(3,397)	—
Changes in assets and liabilities:
Other assets	(1,724)	(1,073)	100
Accounts payable and accrued liabilities	(276)	(41)	138
Deferred revenue	2,987	(234)	(67)
Other liabilities	329	816	271

Net cash provided by operating activities of continuing operations	4,221	1,232	253
Net cash provided by (used in) operating activities of discontinued operations	39	(1,786)	1,692

Net cash provided by (used in) operating activities	4,260	(554)	1,945

Investing activities:
Additions to real estate assets	(15,583)	(13,538)	(13,548)
Proceeds from property sales returned from (deposited in) escrow, net	8,864	(2,797)	(6,934)
Proceeds from collection of note receivable	2,750	—	—
Proceeds from sales of common stock in Centaur Media plc	566	2,487	—
Proceeds from sales of properties, net of expenses	554	9,366	23,376
Proceeds from sale of business, net of expenses	169	—	—
Additions to property and equipment	(78)	(113)	(188)
Proceeds from the sale of investment in Shemin Nurseries Holding Corp.	—	3,418	—
Return of capital from Shemin Nurseries Holding Corp.	—	—	309

Net cash (used in) provided by investing activities	(2,758)	(1,177)	3,015

Financing activities:
Proceeds from debt	5,477	9,100	—
Payments of debt	(2,017)	(1,916)	(1,674)
Dividends paid to stockholders	(1,029)	(1,028)	(513)
Refinancing proceeds held in escrow	(1,000)	—	—
Debt issuance and modification costs	(133)	(507)	(103)
Exercise of stock options	80	80	80

Net cash provided by (used in) financing activities	1,378	5,729	(2,210)

Net increase in cash and cash equivalents	2,880	3,998	2,750
Cash and cash equivalents at beginning of year	14,179	10,181	7,431

Cash and cash equivalents at end of year	$17,059	$14,179	$10,181

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements of Griffin Land & Nurseries, Inc. ("Griffin") reflect Griffin's real estate business, which is conducted through its wholly owned subsidiary, Griffin Land, LLC ("Griffin Land") and Griffin's landscape nursery business, conducted through its wholly owned subsidiary, Imperial Nurseries, Inc. ("Imperial") which is reported as a discontinued operation (see below). Griffin Land is principally in the business of developing, managing and leasing industrial and commercial properties. Periodically, Griffin Land may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin Land's core development and leasing strategy.

        Imperial was engaged in growing landscape nursery plants in containers for sale to independent retail garden centers and rewholesalers, whose main customers are landscape contractors. Imperial's operations are reflected in the accompanying consolidated financial statements as a discontinued operation due to the sale, effective January 8, 2014, of its inventory and certain of its assets (the "Imperial Sale") to Monrovia Connecticut LLC ("Monrovia"), a subsidiary of Monrovia Nursery Company (see Note 2). Concurrent with the Imperial Sale, a subsidiary of Griffin and Imperial entered into a long-term lease with Monrovia for Imperial's Connecticut production nursery. As the growing operations of Imperial are reflected as a discontinued operation in Griffin's consolidated financial statements, Griffin's continuing operations presented in the accompanying financial statements solely reflect its real estate business and, therefore, industry segment information is not presented. Accordingly, certain prior period amounts in Griffin's consolidated financial statements have been reclassified to conform to the current presentation which better reflects Griffin's real estate business, including presentation of an unclassified balance sheet consistent with real estate industry practice. Certain parts of Imperial's prior year results, such as rental revenue and expense related to the leasing of Imperial's Florida farm to another grower and certain expenses related to the property and equipment of Imperial's Connecticut farm, which continues to be owned by Griffin and leased to Monrovia, are included in Griffin's continuing operations. All intercompany transactions have been eliminated.

  Fiscal Year

        Through the fiscal year ended November 30, 2013 ("fiscal 2013"), Griffin reported on a 52-53 week fiscal year that ended on the Saturday nearest November 30 and included four quarters of 13 weeks each. Starting in the fiscal year ended November 30, 2014 ("fiscal 2014"), Griffin is reporting on a twelve month fiscal year that ends on November 30.

  Real Estate Assets

        Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with Financial Accounting Standards Board ("FASB") ASC 805-10, "Business Combinations," and are recorded at fair value. Interest, property taxes, insurance and other costs directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalized costs are recorded as part of the asset to which they relate and are amortized over the asset's useful life. Depreciation is determined on

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Repair and maintenance costs are expensed as incurred.

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

  Cash and Cash Equivalents

        Cash equivalents are composed of highly liquid investments and money market funds with an initial maturity of three months or less at the date of purchase. At November 30, 2014 and November 30, 2013, $16,433 and $175, respectively, of the cash and cash equivalents included on Griffin's consolidated balance sheets were held in cash equivalents.

  Investments

        Griffin's investment in the common stock of Centaur Media plc ("Centaur Media") is accounted for as an available-for-sale security under FASB ASC 320-10, "Investments—Debt and Equity Securities" ("ASC 320-10"), whereby increases or decreases in the fair value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, net of income taxes, are recorded as a component of other comprehensive income (loss).

        Griffin's investment in Shemin Nurseries Holding Corp. ("SNHC") was accounted for under the cost method of accounting for investments. Griffin sold its entire investment in SNHC in fiscal 2013 (see Note 5).

  Inventories

        Griffin's inventories reflected nursery stock and material and supplies of Imperial and were stated at the lower of cost, using the average cost method, or market. Abnormal costs of idle facility expenses, freight, handling costs and spoilage were treated as period costs. As of November 30, 2013, the carrying value of inventory was reduced to its fair value, which was the net realizable value based on the sale of the inventories, effective January 8, 2014, under the terms of the Imperial Sale (see Note 2).

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

  Postretirement Benefits

        In fiscal 2014, Griffin terminated its postretirement benefit program (see Note 10). Griffin had accounted for postretirement benefits in accordance with FASB ASC 715-10, "Compensation—Retirement Benefits" ("ASC 715-10"). This guidance requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This guidance also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

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

        There were no impairment losses recorded in the fiscal years ended November 30, 2014, November 30, 2013 and December 1, 2012.

  Revenue and Gain Recognition

        In the real estate business, revenue includes rental revenue from Griffin Land's commercial and industrial properties and proceeds from property sales other than those that are reported as a discontinued operation. Rental revenue is accounted for on a straight line basis over the applicable lease term in accordance with FASB ASC 840-10, "Leases." Gains on property sales are recognized in accordance with FASB ASC 360-20, "Property, Plant, and Equipment—Real Estate Sales," based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

        The growing operations of the landscape nursery business are reflected as a discontinued operation in the consolidated statements of operations. Sales and the related costs of sales were recognized upon shipment of products. Sales returns were not material.

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

  Intangible Assets

        Griffin accounts for intangible assets in accordance with FASB ASC 350-10 "Intangibles—Goodwill and Other." Griffin's intangible assets consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. These intangible assets were recorded in connection with Griffin's acquisitions of real estate assets. Amortization of the value of in-place leases, included in depreciation and amortization expense, is on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants, included in depreciation and amortization expense, is on a straight-line basis over the lease terms and anticipated renewal periods.

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Interest Rate Swap Agreements

        As of November 30, 2014, Griffin is a party to several interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, "Derivatives and Hedging," ("ASC 815-10") as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin's consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

        Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on benchmark interest rates. The changes in fair values of Griffin's interest rate swap agreements are recorded as components of accumulated other comprehensive income (loss) ("AOCI") in stockholders' equity, to the extent they are effective. Any ineffective portions of the changes in fair values of these instruments would be recorded as interest expense or interest income.

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

  Income (Loss) Per Share

        Basic income (loss) per common share is calculated by dividing income (loss) from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the year. The calculation of diluted income (loss) per common share reflects adjusting Griffin's outstanding shares assuming the exercise of all potentially dilutive Griffin stock options.

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

        Griffin Land's real estate holdings are mostly concentrated in the Hartford, Connecticut area. In fiscal 2010, Griffin Land started the expansion of its real estate holdings outside of the Hartford area by purchasing an industrial building and undeveloped land in the Lehigh Valley region of Pennsylvania. Griffin Land subsequently developed two industrial buildings on the land acquired, acquired additional undeveloped land in the Lehigh Valley and started construction of an industrial building on the most recently acquired land. The market and economic challenges experienced by the U.S. economy as a whole or the local economic conditions in the markets in which Griffin holds properties may affect Griffin Land's real estate business. Griffin's results of operations, financial condition or ability to expand may be adversely affected as a result of: (i) unfavorable financial changes to Griffin Land's tenants which may result in tenant defaults under leases; (ii) significant job losses impacting the demand for rental space causing market rental rates and property values to be negatively impacted; (iii) the ability of Griffin to borrow on terms and conditions that it finds acceptable; and (iv) possibly reduced values of Griffin Land's properties potentially limiting the proceeds from a sale of its properties or from debt financing collateralized by its properties.

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

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. Griffin's significant estimates include the impairment evaluation of long-lived assets, deferred income taxes, derivative financial instruments, revenue and gain recognition including the estimated costs to complete required offsite improvements related to land sold and assumptions used in determining stock compensation.

  Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. This standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the update requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The update permits the use of either the retrospective or cumulative effect transition method. This update will be effective for Griffin in fiscal 2018 and early adoption is not permitted. Certain aspects of this new standard may affect revenue recognition of Griffin Land. Griffin is evaluating the impact that the application of this update will have on its consolidated financial statements.

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

2. Discontinued Operations

  Imperial

        Effective January 8, 2014, in accordance with the terms of the Imperial Sale, Imperial sold its inventory and certain assets for $732 in cash and a non-interest bearing note receivable of $4,250 (the "Promissory Note"). Net cash of $732 was received from Monrovia in fiscal 2014 and Griffin paid $563 in severance and other expenses. The Promissory Note is due in two installments: $2,750 was due and paid on June 1, 2014 and $1,500 is due on June 1, 2015. The Promissory Note was discounted at 7% to its present value of $4,036 at inception and is secured by an irrevocable letter of credit. Under the terms of the Imperial Sale, Griffin and Imperial agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Imperial Sale and also agreed to certain non-competition restrictions for a four-year period.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

2. Discontinued Operations (Continued)

        Concurrent with the Imperial Sale, Imperial and River Bend Holdings, LLC, a wholly owned subsidiary of Griffin, entered into a Lease and Option Agreement and an Addendum to such agreement (the "Imperial Lease", and together with the Imperial Sale, the "Imperial Transaction") with Monrovia, pursuant to which Monrovia is leasing Imperial's Connecticut production nursery for a ten-year period, with options to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease provides for net annual rent payable to Griffin of $500 for each of the first five years with rent for subsequent years determined in accordance with the Imperial Lease. The Imperial Lease also grants Monrovia an option to purchase most of the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations during the first thirteen years of the lease period for $10,500, or $7,000 if only a certain portion of the land is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease. Accordingly, the operating results of Imperial's growing operations are reflected as a discontinued operation in Griffin's consolidated statements of operations for all periods presented and the assets and liabilities of the growing operations of Imperial (excluding those assets that are part of the Imperial Lease) are shown as assets and liabilities of the discontinued operation on Griffin's consolidated balance sheets. The property and equipment previously used by Imperial and currently leased to Monrovia was reclassified on January 8, 2014 from property and equipment to real estate assets on Griffin's consolidated balance sheet. The property and equipment had a cost of $11,485 and accumulated depreciation of $9,850 at the time it was reclassified (see Notes 4 and 6).

        Imperial's revenue and the pretax income (loss), reflected as a discontinued operation in Griffin's consolidated statements of operations, were as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
Net sales and other revenue	$159	$13,220	$12,376

Pretax income (loss)	$259	$(12,142)	$(1,260)

        Imperial's pretax income in fiscal 2014 includes $451 for the reclassification of actuarial gains related to Griffin's postretirement benefits program from other comprehensive income into pretax income as a result of the termination of Griffin's postretirement benefits program (see Note 10).

        In fiscal 2013, Imperial's pretax loss included a charge of $10,400 to reduce Imperial's inventories to fair value, which was the net realizable value based on the terms of the Imperial Sale. Also in fiscal 2013, Imperial's pretax loss included a charge of $500 to increase inventory reserves for plants that were expected to be sold below cost as seconds. In fiscal 2012, Imperial's pretax loss included a charge of $380 to increase reserves for unsaleable inventories and plants that were expected to be sold below cost as seconds.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

2. Discontinued Operations (Continued)

        The pretax loss from the Imperial Sale in fiscal 2014 was as follows:

Consideration received from Monrovia, reflecting cash of $732 and note receivable of $4,036	$4,768
Carrying value of assets sold, principally inventory	(4,561)
Curtailment of employee benefit plan (see Note 10)	309
Severance and other expenses	(563)

Pretax loss on sale	$(47)

        The assets and liabilities of Imperial's growing operation, reflected as a discontinued operation, are as follows:

	Nov. 30, 2014	Nov. 30, 2013
Assets:
Accounts receivable	$—	$1,151
Inventories	—	4,116
Other	36	360

	$36	$5,627

Liabilities:
Accounts payable and accrued liabilities	$8	$768

  Griffin Land

        On January 31, 2012, Griffin Land closed on the sale of its Manchester, Connecticut warehouse to its full building tenant in that building, an affiliate of Raymour & Flanigan ("Raymour"). Accordingly, the gain on the sale of the Manchester warehouse and the operating results of the Manchester warehouse are reflected as a discontinued operation in Griffin's fiscal 2012 consolidated statement of operations. Net cash proceeds from the sale, after selling expenses of $438 paid out of proceeds at closing and $25 paid separately, were $15,537, and a pretax gain of $2,886 is included in the results of discontinued operations in fiscal 2012. Upon completion of the sale, Griffin deposited the cash of $15,562 received from the sale at closing into an escrow account for the potential purchase of a replacement property under a Section 1031 like-kind exchange. As Griffin Land did not identify a replacement property within the time frame required under the tax rules and regulations governing a Section 1031 like-kind exchange, in the second quarter of fiscal 2012, the cash being held in escrow was released to Griffin Land. Rental revenue and pretax income from the operations of the Manchester warehouse in fiscal 2012 prior to its sale were $273 and $221, respectively.

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

  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 liabilities include Griffin's interest rate swap derivatives (see Note 8). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

        During fiscal 2014, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are Griffin's financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	November 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$1,924	$—	$—

Interest rate swap asset	$—	$8	$—

Interest rate swap liabilities	$—	$2,330	$—

	November 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$2,208	$—	$—

Interest rate swap asset	$—	$63	$—

Interest rate swap liabilities	$—	$2,285	$—

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Fair Value (Continued)

        The carrying and estimated fair values of Griffin's financial instruments are as follows:

		November 30, 2014		November 30, 2013
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$17,059	$17,059	$14,179	$14,179
Available-for-sale securities	1	1,924	1,924	2,208	2,208
Interest rate swap	2	8	8	63	63
Financial liabilities:
Mortgage loans	2	$70,168	$71,014	$66,708	$67,931
Interest rate swaps	2	2,330	2,330	2,285	2,285

        The amounts included in the financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The fair values of the available-for-sale securities are based on quoted market prices. The fair values of the mortgage loans are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current OIS rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

4. Real Estate Assets

        Real estate assets consist of:

	Estimated Useful Lives	Nov. 30, 2014	Nov. 30, 2013
Land		$17,955	$17,507
Land improvements	10 to 30 years	18,527	15,529
Buildings and improvements	10 to 40 years	135,857	122,057
Tenant improvements	Shorter of useful life or terms of related lease	14,820	16,126
Machinery and equipment	3 to 20 years	11,810	4,188
Development costs		10,315	16,861

		209,284	192,268
Accumulated depreciation		(74,762)	(61,078)

		$134,522	$131,190

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Real Estate Assets (Continued)

        Included in real estate assets, net as of November 30, 2014 is $1,444 reflecting the net book value of Imperial's Connecticut farm assets that were leased to Monrovia effective January 8, 2014 (see Notes 2 and 6). Prior to that date, these assets were reported as part of property and equipment. The assets reclassified from property and equipment to real estate assets had a cost of $11,485 and accumulated depreciation of $9,850 at the time of the reclassification.

        Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
Depreciation expense	$5,747	$5,545	$5,237

Capitalized interest	$580	$71	$596

        In the 2013 fourth quarter, Griffin Land completed the sale of approximately 90 acres of undeveloped land for approximately $9,000 in cash, before transaction costs (the "Windsor Land Sale"). The land sold is located in Windsor, Connecticut and is part of an approximately 253 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut. Under the terms of the Windsor Land Sale, Griffin Land and the buyer are each constructing roadways connecting the land parcel sold with existing town roads. The roads being built will become new town roads, thereby providing public access to the remaining acreage in Griffin Land's land parcel. As a result of Griffin Land's continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Accordingly, the revenue and pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required roadwork. Costs included in determining the percentage of completion include the cost of the land sold, allocated master planning costs and the cost of road construction. At the closing of the Windsor Land Sale, cash proceeds of $8,860 were placed in escrow for the potential purchase of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended ("the IRC"), which was reflected as Proceeds Held in Escrow on Griffin's consolidated balance sheet as of November 30, 2013. The proceeds held in escrow were returned to Griffin in the second quarter of fiscal 2014, as a replacement property was not acquired.

        As of November 30, 2014, approximately 64% of the total costs related to the Windsor Land Sale have been incurred; therefore, from the date of the Windsor Land Sale through November 30, 2014, approximately 64% of the total revenue and pretax gain on the sale have been recognized in Griffin's consolidated statements of operations. Griffin's consolidated statement of operations for fiscal 2014 includes revenue of $3,105 and a pretax gain of $2,358 from the Windsor Land Sale. Griffin's consolidated statement of operations for fiscal 2013 included revenue of $2,668 and a pretax gain of $1,990 from the Windsor Land Sale. The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to take place mostly in the first half of fiscal 2015. Included on Griffin's consolidated balance sheet as of November 30, 2014, is deferred revenue of $3,195 that will be recognized as the remaining costs are incurred (see Note 13). Including the pretax gain on sale recognized in fiscal 2013, the total pretax gain on the Windsor Land Sale is expected to be approximately $6,754 after all revenue is recognized and all costs are incurred.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Real Estate Assets (Continued)

While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the pretax gain recognized in future periods.

        In fiscal 2012, Griffin Land sold 93 acres of undeveloped land in New England Tradeport ("Tradeport"), Griffin Land's industrial park located in Windsor and East Granby, Connecticut, to Dollar Tree Distribution, Inc. for cash proceeds of $7,000, before transaction costs (the "Dollar Tree Sale"). Under the terms of the Dollar Tree Sale, Griffin Land was required to construct a sewer line to service the land that was sold. As a result of Griffin Land's continuing involvement with the land sold, the Dollar Tree Sale was accounted for under the percentage of completion method. Accordingly, the revenue and the pretax gain on sale were recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required construction of the sewer line. Costs included in determining the percentage of completion included the cost of the land sold, allocated master planning costs of Tradeport, selling and transaction costs and the cost to construct the required sewer line. Upon completion of the sale, Griffin Land deposited the cash of $6,929 received from the Dollar Tree Sale at closing into an escrow account, for the potential purchase of a replacement property in a like-kind exchange under Section 1031 of the IRC, as amended. In fiscal 2013, Griffin Land closed on the acquisition of a parcel of undeveloped land to complete the Section 1031 like-kind exchange (see below).

        In fiscal 2013, all of the remaining costs related to the Dollar Tree Sale were incurred; therefore, from the date of the Dollar Tree Sale in fiscal 2012 through the end of fiscal 2013, all of the revenue and the pretax gain on sale were recognized in Griffin's consolidated statements of operations. Griffin's consolidated statement of operations for fiscal 2013 includes revenue of $2,474 and a pretax gain of $2,109 from the Dollar Tree Sale. Included in the pretax gain in fiscal 2013 is $177 from an amended agreement related to the Dollar Tree Sale whereby Griffin Land received $177 upon completion of the sewer line to service the land that was sold. Including the pretax gain on sale of $3,942 recognized in fiscal 2012, the total pretax gain on the Dollar Tree Sale was $6,051.

        In fiscal 2013, Griffin Land closed on the acquisition of approximately 49 acres of undeveloped land in the Lehigh Valley of Pennsylvania for $7,119 in cash, using the proceeds from the Dollar Tree Sale that were being held in escrow to complete the Section 1031 like-kind exchange.

        Real estate assets held for sale consist of:

	Nov. 30, 2014	Nov. 30, 2013
Land	$286	$30
Development costs	9,657	1,074

	$9,943	$1,104

        During the year ended November 30, 2014, Griffin Land reclassified real estate assets into real estate assets held for sale the costs related to a residential development in Simsbury, Connecticut and two land parcels that are under contract to be sold. The residential development is being offered for sale either in its entirety or in segments.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Investments

  Centaur Media plc

        Griffin's investment in the common stock of Centaur Media is accounted for as an available-for-sale security under ASC 320-10. Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive income (see Note 11). Griffin's investment income includes dividend income from Centaur Media of $82, $110 and $188 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

        At the beginning of fiscal 2013, Griffin held 5,277,150 shares of Centaur Media common stock. In fiscal 2014 and fiscal 2013, Griffin sold 500,000 and 2,824,688 shares, respectively, of its Centaur Media common stock for total cash proceeds of $566 and $2,487, respectively, after transaction costs. The sale of Centaur Media common stock resulted in a pretax gain of $318 and $1,088 in fiscal 2014 and fiscal 2013, respectively. Griffin held 1,952,462 shares of Centaur Media common stock as of November 30, 2014.

        The fair value, cost and unrealized gain of Griffin's investment in Centaur Media are as follows:

	Nov. 30, 2014	Nov. 30, 2013
Fair value	$1,924	$2,208
Cost	1,014	1,274

Unrealized gain	$910	$934

  Shemin Nurseries Holding Corp.

        At the beginning of fiscal 2013, Griffin held an approximate 14% equity interest in SNHC, which operated a landscape nursery distribution business. Griffin accounted for its investment in SNHC under the cost method of accounting for investments. Prior to fiscal 2013, Griffin had received cash distributions from SNHC which were treated as a return of investment. Accordingly, Griffin did not have any remaining book value in its investment in SNHC as of December 1, 2012. In fiscal 2013, Griffin sold its investment in SNHC for total cash proceeds of $3,418, resulting in a pretax gain of $3,397.

6. Property and Equipment

        Property and equipment consist of:

	Estimated Useful Lives	Nov. 30, 2014	Nov. 30, 2013
Land		$—	$437
Land improvements	10 to 20 years	—	1,561
Buildings and improvements	10 to 40 years	—	1,865
Machinery and equipment	3 to 20 years	1,218	12,135

		1,218	15,998
Accumulated depreciation		(988)	(14,048)

		$230	$1,950

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Property and Equipment (Continued)

        As a result of the Imperial Lease, certain assets of the Connecticut farm were reclassified from property and equipment to real estate assets on January 8, 2014. The net book value of the assets reclassified was $1,635, reflecting cost of $11,485 net of accumulated depreciation of $9,850 (see Notes 2 and 4).

        Total depreciation expense related to property and equipment in fiscal 2014, fiscal 2013 and fiscal 2012 was $111, $335 and $362, respectively.

7. Income Taxes

        The income tax provision in continuing operations for fiscal 2014, fiscal 2013 and fiscal 2012 is summarized as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
Current federal	$—	$—	$—
Current state and local	—	—	—
Deferred federal	356	(1,076)	(172)
Deferred state and local	(452)	84	(98)

Total income tax provision	$(96)	$(992)	$(270)

        In fiscal 2014, Griffin decreased its expected realization of the tax benefit related to its Connecticut state net operating loss carryforwards and Connecticut state other temporary differences. This decrease is based on management's current projections of taxable income in the state of Connecticut in future years that would generate income taxes in excess of capital based taxes. A charge of approximately $375 is reflected in the fiscal 2014 tax provision for state taxes to reflect the expected lower realization of certain state tax benefits.

        Griffin did not recognize a current tax benefit in fiscal 2014, fiscal 2013 or fiscal 2012 from the exercise of employee stock options. A benefit was not recorded in fiscal 2014 and 2013 because Griffin did not have taxable income. In fiscal 2012, Griffin utilized net operating loss carryforwards to offset taxable income. As of November 30, 2014, Griffin has an unrecognized tax benefit of $1,170 for the effect of employee stock options exercised in fiscal years 2006 through 2014. In fiscal 2014 and fiscal 2012, the deferred tax asset related to non-qualified stock options was reduced by $4 and $38, respectively, as a result of exercises and forfeitures of those options. There were no adjustments to deferred tax assets for exercises and forfeitures of non-qualified stock options in fiscal 2013.

        Included in total income (loss) from Griffin's discontinued operations, net of tax, is an income tax provision of $115 and $1,077 for fiscal 2014 and fiscal 2012, respectively, and an income tax benefit of $4,411 for fiscal 2013.

        The income tax (provision) benefit for discontinued operations in fiscal 2014, fiscal 2013 and fiscal 2012 is net of the effect of recording valuation allowances on certain state deferred tax assets for state net operating losses of Imperial. The effect on the income tax provision for the valuation allowances in fiscal 2014, fiscal 2013 and fiscal 2012 were charges of $24, $93 and $44, respectively, less federal

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Income Taxes (Continued)

income tax benefits of $8, $33 and $15, respectively. The establishment of the valuation allowances reflects management's determination that it is more likely than not that Griffin will not generate sufficient taxable income in the future to fully utilize certain state net operating loss carryforwards.

        Other comprehensive (loss) income includes deferred tax benefit (expense) as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
Mark to market adjustment on Centaur Media plc	$17	$213	$(427)
Measurement of the funded status of the defined postretirement plan	181	(40)	29
Fair value adjustment of Griffin's cash flow hedges	37	(359)	287

Total income tax benefit (expense) included in other comprehensive (loss) income	$235	$(186)	$(111)

        The differences between the income tax benefit (provision) at the United States statutory income tax rates and the actual income tax benefit (provision) on continuing operations for fiscal 2014, fiscal 2013 and fiscal 2012 are as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
Tax benefit (provision) at statutory rate	$403	$(1,016)	$(163)
State and local taxes, including valuation allowance, net of federal tax effect	(457)	55	(64)
Permanent items	(43)	(39)	(50)
Other	1	8	7

Total income tax provision	$(96)	$(992)	$(270)

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Income Taxes (Continued)

        The significant components of Griffin's deferred tax assets and deferred tax liabilities are as follows:

	Nov. 30, 2014	Nov. 30, 2013
Deferred tax assets:
Federal net operating loss carryforwards	$3,417	$1,507
Deferred revenue	2,836	485
Retirement benefit plans	1,496	1,500
Cash flow hedges	859	821
Non-qualified stock options	794	733
State net operating loss carryforwards	670	937
Charitable contributions	239	243
Conditional asset retirement obligations	112	114
Inventories	—	4,397
Allowance for doubtful accounts receivable	—	52
Other	40	372

Total deferred tax assets	10,463	11,161
Valuation allowances	(395)	(379)

Net deferred tax assets	10,068	10,782

Deferred tax liabilities:
Real estate assets	(2,547)	(3,272)
Deferred rent	(882)	(926)
Prepaid insurance	(142)	(180)
Property and equipment	(39)	(104)
Investment in Centaur Media plc	(22)	45
Other	(440)	(370)

Total deferred tax liabilities	(4,072)	(4,807)

Net total deferred tax assets	$5,996	$5,975

        At November 30, 2014, Griffin had federal net operating loss carryforwards of approximately $9,019 with expirations ranging from sixteen to twenty years and state net operating loss carryforwards of approximately $20,437, principally in Connecticut, with expirations ranging from eight to twenty years. Management has determined that a valuation allowance is required for net operating loss carryforwards in certain states (other than Connecticut) related to Imperial. Realization of the tax benefits related to the Connecticut state net operating loss carryforwards, which are not subject to valuation allowances, and the state effective tax rates at which those benefits will be realized is dependent upon future results of operations. Differences between forecasted and actual future operating results could adversely impact Griffin's ability to realize tax benefits from Connecticut state net operating losses. Therefore, the deferred tax assets relating to Connecticut state net operating loss carryforwards could be reduced in the future if estimates of future taxable income are reduced. Griffin has evaluated the likelihood that it will realize the benefits of its deferred tax assets. Based on a

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Income Taxes (Continued)

significant amount of appreciated assets, primarily real estate, held by Griffin and the significant length of time expected before Griffin's deferred tax assets would expire, Griffin believes that it is more likely than not that it will utilize the benefit of its deferred tax assets.

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

        Federal income tax returns for fiscal 2013, fiscal 2012 and fiscal 2011 are subject to examination by the Internal Revenue Service. In fiscal 2014, the state of New York completed an examination of Griffin's fiscal 2007, fiscal 2008 and fiscal 2009 tax returns. In fiscal 2012, the state of Connecticut completed an examination of Griffin's fiscal 2007 tax return. There were no significant adjustments made as a result of those examinations. The remaining periods subject to examination for Griffin's significant state return, which is Connecticut, are fiscal 2008 through fiscal 2013.

8. Mortgage Loans

        Griffin's mortgage loans, which are nonrecourse, consist of:

	Nov. 30, 2014	Nov. 30, 2013
6.30%, due May 1, 2014	$—	$99
5.73%, due August 1, 2015	18,189	18,615
8.13%, due April 1, 2016	—	3,603
7.0%, due October 1, 2017	—	5,779
Variable rate, due October 2, 2017*	6,394	6,563
Variable rate, due February 1, 2019*	10,888	11,150
Variable rate, due August 1, 2019*	7,691	7,869
Variable rate, due January 27, 2020*	3,848	3,961
Variable rate, due September 1, 2023*	8,875	9,069
5.09%, due July 1, 2029	7,750	—
5.09%, due July 1, 2029	6,533	—

Total nonrecourse mortgage loans	$70,168	$66,708

*
Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

        The annual principal payment requirements under the terms of the nonrecourse mortgage loans for the fiscal years 2015 through 2019 are $19,828, $1,725, $7,663, $1,720 and $17,719, respectively. The aggregate book value of land and buildings that are collateral for the nonrecourse mortgage loans was approximately $70,226 at November 30, 2014.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Mortgage Loans (Continued)

        On June 6, 2014, a subsidiary of Griffin completed the refinancing of its nonrecourse mortgage loan (the "GCD Mortgage Loan") with Farm Bureau Life Insurance Company ("Farm Bureau") that was due April 1, 2016. The GCD Mortgage Loan is collateralized by a 165,000 square foot industrial building in Windsor, Connecticut. At the time of the refinancing, the GCD Mortgage Loan had a balance of $3,391 and an interest rate of 8.13%. The refinancing increased the loan amount to $7,868, reduced the interest rate to 5.09% and extended the loan term to fifteen years from the time of the refinancing, with payments based on a fifteen year amortization schedule.

        Also on June 6, 2014, a subsidiary of Griffin completed the refinancing of its nonrecourse mortgage loan (the "TD Mortgage Loan") with Farm Bureau that was due October 1, 2017. The TD Mortgage Loan is collateralized by an approximately 100,000 square foot industrial building and a 57,000 square foot industrial building, both located in Windsor, Connecticut. At the time of the refinancing, the TD Mortgage Loan had a balance of $5,632 and an interest rate of 7.0%. The refinancing increased the loan amount to $6,632, reduced the interest rate to 5.09% and extended the loan term to fifteen years from the time of the refinancing, with payments based on a fifteen year amortization schedule. The mortgage loan proceeds of $1,000 from the refinancing of the TD Mortgage Loan are being held in escrow. The escrowed funds will be released to Griffin if the approximately 57,000 square foot industrial building, which is expected to become vacant after the current short-term lease of that building expires, is re-leased under terms agreed upon with Farm Bureau. If a replacement lease reflecting the rental terms agreed upon with Farm Bureau is not obtained, the proceeds being held in escrow are required to be used to make a partial prepayment, without penalty, on the TD Mortgage Loan.

        The GCD Mortgage Loan and the TD Mortgage Loan are cross-collateralized and cross-defaulted with each other. The loans may not be voluntarily prepaid for seven years; thereafter, any prepayment would require a prepayment fee and the simultaneous prepayment of both loans. Griffin reported $51 for the write-off of all deferred costs related to the two mortgages refinanced with Farm Bureau as a loss on debt extinguishment on Griffin's fiscal 2014 consolidated statement of operations.

        On August 28, 2013, a subsidiary of Griffin closed on a $9,100 nonrecourse mortgage loan (the "2023 First Niagara Mortgage") with First Niagara Bank ("First Niagara"), collateralized by a 228,000 square foot industrial building in Lower Nazareth, Pennsylvania that was constructed in fiscal 2012 and fully leased in fiscal 2013. Although this mortgage is nonrecourse, Griffin and its subsidiary entered into a master lease that is coterminous with the 2023 First Niagara Mortgage which would become effective if the full building tenant in that building does not renew its five-year lease when it is scheduled to expire in fiscal 2018. The 2023 First Niagara Mortgage has a ten-year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2023 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time Griffin closed on the 2023 First Niagara Mortgage, Griffin also entered into an interest rate swap agreement with First Niagara for a notional principal amount of $9,100 at inception to fix the interest rate of the 2023 First Niagara Mortgage at 4.79%.

        On December 31, 2014, two subsidiaries of Griffin, closed on a new mortgage ("the 2025 First Niagara Mortgage") for $21,600. The 2025 First Niagara Mortgage refinanced the 2023 First Niagara Mortgage and is collateralized by the same 228,000 square foot industrial building in Lower Nazareth, Pennsylvania along with an adjacent 303,000 square foot industrial building. Griffin received net

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Mortgage Loans (Continued)

proceeds of $10,875 at closing (before transaction costs), net of $8,875 used to refinance the 2023 First Niagara Mortgage and $1,850 held back until a portion of the vacant space in the 303,000 square foot building is leased. The 2025 First Niagara Mortgage has a ten-year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2025 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 First Niagara Mortgage closed, Griffin entered into an interest rate swap agreement, that combined with an existing interest rate swap agreement, effectively fixes the rate of the 2025 First Niagara Mortgage at 4.43% over the mortgage loan's ten-year term.

        On April 1, 2013, a subsidiary of Griffin entered into a modification agreement for its 5.25% nonrecourse mortgage loan with First Niagara due January 27, 2020 (the "2020 First Niagara Mortgage"). The modification agreement changed the interest rate of the 2020 First Niagara Mortgage from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. The loan modification did not change the loan's collateral or maturity date. Griffin Land paid $70 to First Niagara for the loan modification, plus transaction costs. Because the difference between the present values of the future payments under the existing loan and the modified loan was greater than 10%, the loan modification was accounted for as a debt extinguishment in fiscal 2013. As such, all deferred costs related to the 2020 First Niagara Mortgage ($216) and the fee paid to First Niagara for the modification agreement were reflected as a loss on debt extinguishment on Griffin's fiscal 2013 consolidated statement of operations. Concurrent with the completion of the loan modification agreement, Griffin Land entered into an interest rate swap agreement with First Niagara to fix the interest rate on the 2020 First Niagara Mortgage at 3.91% for the duration of the loan.

        On June 15, 2012, Griffin and two of its wholly owned subsidiaries entered into the Third Modification Agreement (the "Modification Agreement") to the mortgage loan originally due January 1, 2013 with Webster Bank (the "Webster Mortgage"). The Modification Agreement extended the maturity of the Webster Mortgage to October 2, 2017. In accordance with the Modification Agreement, the interest rate under the Webster Mortgage, which was fixed at 6.08% through September 30, 2012, changed, effective October 1, 2012, to a floating rate of the one month LIBOR rate plus 2.75%. In anticipation of entering into the Modification Agreement, on June 7, 2012, Griffin entered into an interest rate swap agreement with Webster Bank to effectively fix the interest rate on the Webster Mortgage at 3.86% from October 1, 2012 through the maturity of the Webster Mortgage. Pursuant to the Modification Agreement, effective on October 1, 2012, principal payments on the Webster Mortgage were based on a twenty-five year amortization schedule. The Webster Mortgage is collateralized by Griffin Land's two multi-story office buildings in Windsor, Connecticut. The Modification Agreement did not alter the collateral for the Webster Mortgage.

        As of November 30, 2014, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 3). No ineffectiveness on the cash flow hedges was recognized as of November 30, 2014 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In fiscal 2014 and fiscal 2012, Griffin recognized net losses, included in other comprehensive income (loss), before

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Mortgage Loans (Continued)

taxes of $100 and $776, respectively, on its interest rate swap agreements. In fiscal 2013, Griffin recognized a net gain, included in other comprehensive income, before taxes of $969 on its interest rate swap agreements.

        As of November 30, 2014, $961 is expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense. As of November 30, 2014, the net fair value of Griffin's interest rate swap agreements was $2,322, with $8 included in other assets and $2,330 included in other liabilities on Griffin's consolidated balance sheet. As of November 30, 2013, the net fair value of Griffin's interest rate swap agreements was $2,222, with $63 included in other assets and $2,285 included in other liabilities on Griffin's consolidated balance sheet.

9. Revolving Credit Agreement

        On April 24, 2013, Griffin closed on a $12,500 revolving credit line with Webster Bank (the "Webster Credit Line"). The Webster Credit Line is for two years with an option for Griffin to extend the credit line for a third year. The Webster Credit Line replaced Griffin's $12,500 credit line with Doral Bank (the "Doral Credit Line") that was scheduled to expire on May 1, 2013. Interest on the outstanding borrowings under the Webster Credit Line are at the one month LIBOR rate plus 2.75%.

        The Webster Credit Line is collateralized by Griffin Land's properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. These are the same properties that collateralized the Doral Credit Line. There were no borrowings under either the Webster Credit Line or the Doral Credit Line in fiscal 2014, fiscal 2013 or fiscal 2012.

        The aggregate book value of land and buildings that are collateral for the revolving line of credit was approximately $10,097 at November 30, 2014.

10. Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Land & Nurseries, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2014, fiscal 2013 and fiscal 2012 were $64, $137 and $139, respectively.

  Deferred Compensation Plan

        Griffin maintains a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain of its employees who, due to IRC regulations, cannot take full advantage of the Griffin Savings Plan. Griffin's liability under its Deferred Compensation Plan at November 30, 2014 and November 30, 2013 was $3,784 and $3,399, respectively. These amounts are included in other liabilities on Griffin's consolidated balance sheets. The expense for Griffin's matching benefit to the Deferred Compensation Plan in fiscal 2014, fiscal 2013 and fiscal 2012 was $28, $29 and $29, respectively.

        The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets. The liability for the Deferred Compensation Plan reflects the amounts withheld from employees,

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Retirement Benefits (Continued)

Griffin's matching benefit and any gains or losses on participant account balances based on the assumed investment of amounts credited to participants' accounts in certain mutual funds. Participant balances are tracked and any gain or loss is determined based on the performance of the mutual funds as selected by the participants.

  Postretirement Benefits

        Through March 10, 2014, Griffin maintained an unfunded postretirement benefits program that provided principally health and life insurance benefits to certain of its employees. Only those employees who were employed by Griffin's predecessor company as of December 31, 1993 were eligible to participate in the postretirement benefits program. The liability for postretirement benefits was included in other liabilities on Griffin's consolidated balance sheet at November 30, 2013.

        On March 11, 2014, Griffin terminated its postretirement benefits program. Accordingly, the remaining liability under the postretirement benefits program was reversed and all actuarial gains under the postretirement program that had been reflected in accumulated other comprehensive income were reclassified into net income in the 2014 second quarter. As essentially all of the participants in the postretirement benefits program had been employees of Imperial, and charges related to the postretirement benefits program had been included in the results of the landscape nursery business that is now presented as a discontinued operation, the effect of the termination of the postretirement benefits program is mostly reflected in the results of discontinued operations in Griffin's consolidated statement of operations for fiscal 2014.

        As a result of the Imperial Sale (see Note 2) prior to the termination of the postretirement benefit program, the liability for postretirement benefits was reduced from $332 at November 30, 2013 to $23 in the 2014 first quarter. A curtailment gain of $309 is included in the determination of the loss on the Imperial Sale.

        Griffin accounted for postretirement benefits in accordance with ASC 715-10, which requires recognition of the funded status on Griffin's consolidated balance sheet of its postretirement benefits program. The effect of ASC 715-10 in fiscal 2013 was a decrease in other liabilities of $118 and a decrease of $68, after tax, in accumulated other comprehensive loss. The effect in fiscal 2012 was an increase in other liabilities of $64 and an increase of $48, after tax, in accumulated other comprehensive loss.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Retirement Benefits (Continued)

        Changes in the program's benefit obligation for the fiscal years ended November 30, 2014 and November 30, 2013 are as follows:

	Nov. 30, 2014	Nov. 30, 2013
Change in benefit obligation:
Benefit obligation at beginning of year	$332	$450
Actuarial gain	(14)	(108)
Interest cost	4	16
Service cost	1	7
Benefits paid	—	—
Amortization of actuarial gain	(14)	(33)
Curtailment gain	(309)	—

Benefit obligation at end of year	$—	$332

        Griffin's liability for postretirement benefits, included in other liabilities, as of November 30, 2013 was attributed to the following:

Retirees	$—
Fully eligible active participants	230
Other active participants	102

Liability for postretirement benefits	$332

        The components of Griffin's postretirement benefits (income) expense are as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
Service cost	$1	$7	$9
Interest	4	16	17
Amortization of actuarial gain	(14)	(33)	(39)
Curtailment gain	(309)	—	—

Total income	(318)	(10)	(13)
Other changes in benefit obligations recognized in other comprehensive loss:
Actuarial (gain) loss	(14)	(108)	77

Total recognized in net periodic benefit (income) expense and other comprehensive (loss) income	$(332)	$(118)	$64

        A discount rate of 4.60% was used to compute the accumulated postretirement benefit obligations prior to the program termination in fiscal 2014 and at November 30, 2013. The discount rate used was based on the spot rate of the Citigroup Pension Discount Curve, which was used to discount the projected cash flows of the program. Discount rates of 4.60%, 3.59% and 4.50% were used to compute

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Retirement Benefits (Continued)

the net periodic benefit expense for fiscal 2014 through the termination of the postretirement benefits program, fiscal 2013 and fiscal 2012, respectively.

11. Stockholders' Equity

  Per Share Results

        Basic and diluted results per share were based on the following:

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
(Loss) income from continuing operations for computation of basic and diluted per share results, net of tax	$(1,248)	$1,910	$196
Income (loss) from discontinued operations for computation of basic and diluted per share results, net of tax	144	(7,731)	770

Net (loss) income	$(1,104)	$(5,821)	$966

Weighted average shares outstanding for computation of basic per share results	5,148,000	5,144,000	5,138,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	8,000	5,000

Adjusted weighted average shares for computation of diluted per share results	5,148,000	5,152,000	5,143,000

(a)
Incremental shares from the assumed exercise of Griffin stock options are not included in periods where inclusion of such shares would be anti-dilutive. Such assessment is based on income (loss) from continuing operations when net income includes discontinued operations. For the fiscal year ended November 30, 2014, the incremental shares from the assumed exercise of stock options would have been 11,000 shares.

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

        Stock options granted expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options granted to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options granted to

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Stockholders' Equity (Continued)

non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options granted to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at November 30, 2014 may be exercised as stock appreciation rights.

        The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors either upon their initial election or their re-election to Griffin's Board of Directors:

For the Fiscal Years Ended,
November 30, 2014		November 30, 2013		December 1, 2012
Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date
8,532	$12.42	8,112	$12.94	10,996	$10.66 - $14.89

        The fair values were estimated as of the date of each grant using the Black-Scholes option-pricing model. The following assumptions were used in determining the fair values of each option:

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
Expected volatility	38.9%	40.3%	39.6% - 41.1%
Range of risk free interest rates	2.16%	1.33%	1.02% - 1.19%
Expected option term (in years)	8.5	8.5	8.5
Annual dividend yield	0.7%	0.7%	0% - 0.7%

Number of option holders at November 30, 2014	14

        Compensation expense and related tax benefits for stock options were as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
Compensation expense—continuing operations	$338	$415	$545
Compensation expense—discontinued operations	(130)	52	59

Net compensation expense	$208	$467	$604

Related tax benefit—continuing operations	$78	$109	$143
Related tax benefit—discontinued operations	(15)	5	5

Net related tax benefit	$63	$114	$148

        For all years presented, forfeiture rates used for directors were 0%, forfeiture rates used for executives ranged from 22.6% to 25.8% and forfeiture rates used for employees ranged from 30.3% to 46.6%. These rates were utilized based on the historical activity of the grantees.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Stockholders' Equity (Continued)

        As of November 30, 2014, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Fiscal 2015	$153
Fiscal 2016	$33

        The total grant date fair value of options vested during fiscal 2014, fiscal 2013 and fiscal 2012 was $664, $466 and $523, respectively. The intrinsic value of options exercised in fiscal 2014, fiscal 2013 and fiscal 2012 was $10, $114 and $49, respectively.

        A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

	Options	Weighted Avg. Exercise Price
Outstanding at December 3, 2011	244,518	$29.79
Granted	10,996	25.45
Exercised	(6,741)	17.80
Forfeited	(4,932)	32.43

Outstanding at December 1, 2012	243,841	29.88
Granted	8,112	29.58
Exercised	(6,776)	11.81
Forfeited	(5,500)	31.12

Outstanding at November 30, 2013	239,677	30.35
Granted	8,532	28.12
Exercised	(3,208)	24.94
Forfeited	(23,000)	30.27

Outstanding at November 30, 2014	222,001	$30.35

Range of Exercise Prices for Vested and Nonvested Options	Outstanding at Nov. 30, 2014	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00 - $28.00	18,068	$25.45	6.0	44
$28.00 - $32.00	120,858	$28.90	6.2	—
$32.00 - $39.00	83,075	$33.52	3.9	—

	222,001	$30.35	5.3	$44

  Accumulated Other Comprehensive Loss

        As of November 30, 2014, Griffin held 1,952,462 shares of common stock in Centaur Media and accounts for its investment in Centaur Media as an available-for-sale security under ASC 320-10. Accordingly, the investment in Centaur Media is carried at its fair value on Griffin's consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income (loss). Upon the sale of shares in Centaur Media, the change, net of tax, in the value of the

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Stockholders' Equity (Continued)

shares of Centaur Media that were sold during the time Griffin held those shares is reclassified from accumulated other comprehensive income (loss) and included in Griffin's consolidated statement of operations. In fiscal 2014, $204 was reclassified from accumulated other comprehensive loss as a result of the sale of 500,000 shares of Centaur common stock. In fiscal 2013, $716 was reclassified from accumulated other comprehensive loss as a result of the sale of 2,824,688 shares of Centaur common stock. There were no sales of Centaur common stock in fiscal 2012.

        Accumulated other comprehensive loss, and activity for the period, is comprised of the following:

	Unrealized loss on cash flow hedges	Unrealized gain on investment in Centaur Media	Actuarial gain on postretirement benefit program	Total
Balance November 30, 2013	$(1,401)	$648	$304	$(449)
Other comprehensive (loss) income before reclassifications	(695)	185	—	(510)
Amounts reclassified	632	(204)	(304)	124

Net current year activity for other comprehensive loss	(63)	(19)	(304)	(386)

Balance November 30, 2014	$(1,464)	$629	$—	$(835)

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Stockholders' Equity (Continued)

        Changes in accumulated other comprehensive (loss) income are as follows:

	For the Fiscal Years Ended,
	November 30, 2014			November 30, 2013			December 1, 2012
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax
Reclassifications included in net (loss) income:
Realized gain on sale of Centaur Media (gain on sale)	$(321)	$117	$(204)	$(1,099)	$383	$(716)	$—	$—	$—
Termination of postretirement benefits program ($283 net of tax to discontinued operations, $21 net of tax to general and administrative expenses)	(485)	181	(304)	—	—	—	—	—	—
Loss on cash flow hedges (interest expense)	1,003	(371)	632	810	(300)	510	666	(246)	420

Total reclassifications included in net (loss) income	197	(73)	124	(289)	83	(206)	666	(246)	420

Mark to market adjustment on Centaur Media for the increase in fair value	358	(125)	233	481	(169)	312	1,111	(389)	722
Mark to market adjustment on Centaur Media for the (decrease) increase in exchange gain	(73)	25	(48)	(1)	(1)	(2)	110	(38)	72
(Decrease) increase in fair value adjustment on Griffin's cash flow hedges	(1,103)	408	(695)	159	(59)	100	(1,442)	533	(909)
Actuarial (loss) gain on postretirement benefits program	—	—	—	108	(40)	68	(77)	29	(48)

Total change in other comprehensive (loss) income	(818)	308	(510)	747	(269)	478	(298)	135	(163)

Total other comprehensive (loss) income	$(621)	$235	$(386)	$458	$(186)	$272	$368	$(111)	$257

  Cash Dividends

        In fiscal 2014, fiscal 2013 and fiscal 2012, Griffin declared annual dividends of $0.20 per common share in each year, which were paid in the first quarter of fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

  Treasury Stock

        In fiscal 2014 and fiscal 2013, Griffin did not receive any shares of its common stock in connection with the exercise of stock options. In fiscal 2012, Griffin received 1,355 shares of its common stock in connection with the exercise of stock options. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $40.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Operating Leases

        Griffin's rental revenue reflects the leasing of industrial, flex and office space and the leasing of nursery growing facilities in Connecticut and Florida previously used by Imperial. Future minimum rental payments, including expected tenant reimbursements, to be received under noncancelable leases as of November 30, 2014 were:

2015	$19,971
2016	17,771
2017	17,272
2018	14,546
2019	12,519
Later years	28,022

$110,101

        All future minimum rental payments, principally for Griffin's corporate headquarters, under noncancelable leases, as lessee, as of November 30, 2014 were:

2015	$179
2016	149

Total minimum lease payments	$328

        Total rental expense for all operating leases, as lessee, in fiscal 2014, fiscal 2013 and fiscal 2012 was $210, $242 and $247, respectively.

13. Supplemental Financial Statement Information

  Other Assets

        Griffin's other assets are comprised of the following:

	Nov. 30, 2014	Nov. 30, 2013
Deferred leasing costs	$3,945	$3,598
Deferred rent receivable	3,454	3,553
Prepaid expenses	2,133	2,065
Accounts receivable	1,343	258
Mortgage escrows	1,073	1,032
Deferred financing costs	727	903
Intangible assets, net of amortization	506	684
Other	1,035	1,541

Total other assets	$14,216	$13,634

        Griffin's intangible assets relate to the acquisition of real estate assets in previous years and consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. Intangible assets are shown net of amortization of $1,251 and $1,073 on November 30, 2014 and November 30, 2013, respectively.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Supplemental Financial Statement Information (Continued)

        Amortization expense of intangible assets is as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013	Dec. 1, 2012
Amortization expense	$178	$171	$200

        Estimated amortization expense of intangible assets over each of the next five fiscal years is:

2015	$166
2016	77
2017	44
2018	27
2019	27

  Deferred Revenue on Land Sale

        Included in deferred revenue on Griffin's consolidated balance sheet as of November 30, 2014 is approximately $3,195 related to the Windsor Land Sale that will be recognized as road construction required by the terms of the Windsor Land Sale is completed (see Note 4).

  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of:

	November 30, 2014	November 30, 2013
Accrued construction costs and retainage	$1,910	$813
Trade payables	670	528
Other accrued liabilities	371	505
Accrued interest payable	312	322
Accrued salaries, wages and other compensation	242	311

	$3,505	$2,479

  Supplemental Cash Flow Information

        Increases of $285, $480 and $1,221 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, in the fair value of Griffin's Investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin's cash.

        Accounts payable and accrued liabilities related to additions to real estate assets increased by $1,097 in fiscal 2014 and decreased by $129 in fiscal 2013.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Supplemental Financial Statement Information (Continued)

        In fiscal 2014 and fiscal 2013, Griffin did not receive any shares of its common stock either as consideration for the exercise of employee stock options or for payment of required income tax withholdings. In fiscal 2012, Griffin received, as consideration for the exercise of employee stock options, 1,355 shares of its common stock, but did not receive any shares of its common stock from employees in payment for required income tax withholdings. The common stock received is included in Treasury Stock on Griffin's consolidated balance sheets as of November 30, 2014 and November 30, 2013.

        Griffin received income tax refunds of $61 and $56 in fiscal 2014 and fiscal 2013, respectively. Griffin did not receive an income tax refund in fiscal 2012. Interest payments in fiscal 2014, fiscal 2013 and fiscal 2012 were $3,860, $3,664 and $3,560, respectively, including capitalized interest of $580, $71 and $596 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

14. Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2014 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$5,059	$5,341	$6,099	$7,720	$24,219
Operating income (loss)	(1,241)	190	716	2,144	1,809
(Loss) income from continuing operations	(1,098)	(225)	(198)	273	(1,248)
Income (loss) from discontinued operation	(272)	390	26	—	144
Net (loss) income	(1,370)	165	(172)	273	(1,104)
Per share results:
Basic:
(Loss) income from continuing operations	(0.21)	(0.04)	(0.04)	0.05	(0.24)
Income (loss) from discontinued operation	(0.06)	0.07	0.01	—	0.03
Basic net (loss) income per common share	(0.27)	0.03	(0.03)	0.05	(0.21)
Diluted:
(Loss) income from continuing operations	(0.21)	(0.04)	(0.04)	0.05	(0.24)
Income (loss) from discontinued operation	(0.06)	0.07	0.01	—	0.03
Diluted net (loss) income per common share	(0.27)	0.03	(0.03)	0.05	(0.21)

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

14. Quarterly Results of Operations (Unaudited) (Continued)

2013 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$5,625	$6,388	$5,504	$8,009	$25,526
Operating income (loss)	(380)	581	269	1,966	2,436
Income (loss) from continuing operations	1,684	(394)	(490)	1,110	1,910
(Loss) income from discontinued operation	(374)	282	(439)	(7,200)	(7,731)
Net (loss) income	1,310	(112)	(929)	(6,090)	(5,821)
Per share results:
Basic:
Income (loss) from continuing operations	0.33	(0.08)	(0.10)	0.22	0.37
(Loss) income from discontinued operation	(0.08)	0.06	(0.08)	(1.40)	(1.50)
Basic net (loss) income per common share	0.25	(0.02)	(0.18)	(1.18)	(1.13)
Diluted:
Income (loss) from continuing operations	0.33	(0.08)	(0.10)	0.22	0.37
(Loss) income from discontinued operation	(0.08)	0.06	(0.08)	(1.40)	(1.50)
Diluted net (loss) income per common share	0.25	(0.02)	(0.18)	(1.18)	(1.13)

        Property sales revenue in Griffin's 2014 fourth quarter consolidated statement of operations includes $1,831 for the amount of revenue recognized on the Windsor Land Sale.

        In the fiscal 2013 fourth quarter, based on the terms of the Imperial Sale, Griffin recorded an inventory charge of $10,400 which is reflected in the loss from discontinued operation. Also, property sales revenue in Griffin's fiscal 2013 fourth quarter consolidated statement of operations reflects $2,668 from the Windsor Land Sale.

        The sum of the four quarters earnings per share data may not equal the annual earnings per share data due to the requirement that each period be calculated separately.

15. Commitments and Contingencies

        As of November 30, 2014, Griffin had committed purchase obligations of approximately $6,492, principally for the construction of Griffin Land's approximately 280,000 square foot industrial building in the Lehigh Valley region of Pennsylvania and the development of other Griffin properties.

        In the fiscal 2014 third quarter, Griffin entered into an agreement to sell approximately 29 acres of an approximately 45 acre land parcel of the undeveloped land in Griffin Center for a purchase price of a minimum of $3,250, subject to adjustment based on the actual number of acres conveyed. Completion of this transaction is subject to significant contingencies, including due diligence by the purchaser which does not expire until fiscal 2016, and there is no guarantee that this transaction will be completed under the current terms, or at all.

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

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

16. Subsequent Events

        In accordance with FASB ASC 855, "Subsequent Events," Griffin has evaluated all events or transactions occurring after November 30, 2014, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended November 30, 2014, other than the disclosures herein.

        On December 31, 2014, two subsidiaries of Griffin closed on the refinancing of a nonrecourse mortgage loan with First Niagara Bank that was originally due September 1, 2023. The new mortgage is for $21,600, has a ten-year term, and is collateralized by a 228,000 square foot industrial building in Lower Nazareth, Pennsylvania along with an adjacent 303,000 square foot industrial building (see Note 8).

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Griffin Land & Nurseries, Inc.

        We have audited the consolidated financial statements of Griffin Land & Nurseries, Inc. and subsidiaries (the "Company") as of November 30, 2014 and 2013 and for each of the three fiscal years in the period ended November 30, 2014 listed in the index appearing under Item 15(a)(1). Our audits also included the financial statement schedules of Griffin Land & Nurseries, Inc. listed in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffin Land & Nurseries, Inc. and subsidiaries as of November 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Griffin Land & Nurseries, Inc. and subsidiaries' internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 13, 2015 expressed an unqualified opinion on the effectiveness of Griffin Land & Nurseries, Inc.'s internal control over financial reporting.

New Haven, Connecticut
February 13, 2015

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

        Changes in Internal Control Over Financial Reporting:    There have been no changes in Griffin Land & Nurseries, Inc.'s ("Griffin" or the "Company") internal control over financial reporting that occurred during the Company's most recent fiscal quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Disclosure Controls and Procedures:    The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. The Company's principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company's management, the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

        Management's Report on Internal Control Over Financial Reporting:    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of November 30, 2014, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 1992. Based on its assessment and those criteria, management of the Company has concluded that, as of November 30, 2014, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, McGladrey LLP, has audited the effectiveness of the Company's internal control over financial reporting as of November 30, 2014, as stated in their attestation report appearing below.

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

        We have audited Griffin Land & Nurseries, Inc.'s (the "Company") internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Griffin Land & Nurseries, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Griffin Land & Nurseries, Inc. as of November 30, 2014 and 2013 and for each of the three fiscal years in the period ended November 30, 2014 listed in the index appearing under Item 15(a)(1) and our report dated February 13, 2015 expressed an unqualified opinion.

New Haven, Connecticut
February 13, 2015

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Frederick M. Danziger	74	Chairman of the Board of Directors and Chief Executive Officer
Winston J. Churchill, Jr.	74	Director
David M. Danziger	48	Director
Thomas C. Israel	70	Director
John J. Kirby, Jr.	75	Director
Jonathan P. May	48	Director
Albert H. Small, Jr.	58	Director
Michael S. Gamzon	45	President and Chief Operating Officer
Scott Bosco	48	Vice President of Construction, Griffin Land, LLC
Anthony J. Galici	57	Vice President, Chief Financial Officer and Secretary
Thomas M. Lescalleet	52	Senior Vice President, Griffin Land, LLC

        Griffin's directors are each elected for a term of one year.

        Frederick M. Danziger has been the Chairman of the Board of Directors and Chief Executive Officer since May 2012. Mr. Danziger was a Director and the President and Chief Executive Officer of Griffin from April 1997 to May 2012, and was a Director of Culbro Corporation from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Danziger was Of Counsel to the law firm of Latham & Watkins LLP from 1995 until 1997. From 1974 until 1995, Mr. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Danziger also is a Director of Monro Muffler Brake, Inc. and Bloomingdale Properties, Inc. Mr. Danziger is the father of David M. Danziger, the father-in-law of Michael S. Gamzon and the brother-in-law of John J. Kirby, Jr. We believe that Mr. Danziger's background as a lawyer and his extensive experience and knowledge with respect to real estate and real estate financing provides a unique perspective to the Board.

        Winston J. Churchill, Jr. has been a Director of Griffin since April 1997. Mr. Churchill, Jr. is also a Director of Amkor Technology, Inc., Innovative Solutions and Support, Inc., and Recro Pharma, Inc. He is managing general partner of SCP Partners, which manages venture capital and private equity investments for institutional investors, and is Chairman of CIP Capital Management, Inc. Mr. Churchill, Jr. is the brother-in-law of Albert H. Small, Jr. Mr. Churchill, Jr. has significant experience as a member of Griffin's Board of Directors, has many years of general business experience and expertise as a managing general partner and board member of publicly held companies.

        David M. Danziger has been a Director of Griffin since May 2006. He was an Executive Vice President of General Cigar Holdings, Inc. from January 1999 through April 2005. Mr. Danziger is a managing member of Culbro LLC. Mr. Danziger is the son of Frederick M. Danziger and the brother-in-law of Michael S. Gamzon. Mr. Danziger has many years of general business experience and expertise as an executive of a publicly held company.

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

        John J. Kirby, Jr. has been a Director since November 2012. Mr. Kirby, Jr. retired in 2007 as a partner of Latham & Watkins LLP and was head of litigation of that firm's New York office from 1996 to 2004. Mr. Kirby, Jr. is the brother-in-law of Mr. Frederick M. Danziger. We believe that Mr. Kirby, Jr.'s background as a lawyer and his general business experience and knowledge provides an additional perspective to the Board.

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

        Albert H. Small, Jr. has been a Director of Griffin since January 2009. Mr. Small, Jr. was President of Renaissance Housing Corporation, a private company involved in residential real estate development from 1984 through March 2005, and President of WCI Communities Mid-Atlantic Division from March 2005 through March 2008. From March 2008 through the present, Mr. Small, Jr. has been active in the development and management of several commercial and office developments in Washington D.C. Mr. Small, Jr. is the brother-in-law of Winston J. Churchill, Jr. Mr. Small, Jr. has significant experience in real estate development and management which we believe gives him unique insights into Griffin's challenges, opportunities and operations.

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

        Scott Bosco has been the Vice President of Construction of Griffin Land, LLC, a subsidiary of Griffin since July 2005.

        Anthony J. Galici has been the Vice President, Chief Financial Officer and Secretary of Griffin since April 1997.

        Thomas M. Lescalleet has been the Senior Vice President of Griffin Land, LLC, a subsidiary of Griffin since March 2002.

Code of Ethics

        Griffin has adopted a Code of Ethics that applies to all of its directors, officers and employees. In the event that Griffin grants any waiver of a provision of the code of ethics to its directors or executive officers, Griffin will disclose the waiver and the reasons it was granted. A copy of Griffin's Code of Ethics is available without charge upon written request to: Griffin Land & Nurseries, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020, Attention: Corporate Secretary.

Audit Committee

        Griffin's Audit Committee consists of Thomas C. Israel, Jonathan P. May and Albert H. Small, Jr., with Mr. Israel serving as Chairman. The Audit Committee meets the NASDAQ composition requirements, including the requirements regarding financial literacy and independence. The Board has determined that each member of the Audit Committee is independent under the listing standards of

NASDAQ and the rules of the SEC, regarding audit committee membership. In addition, Mr. Israel qualifies as a financially sophisticated Audit Committee member under the NASDAQ rules based on his employment experience in finance. None of the members of the Audit Committee are considered a financial expert as defined by Item 407(d)(5) of Regulation S-K of the Securities and Exchange Act of 1934 (an "audit committee financial expert"). Griffin does not have an audit committee financial expert because it believes the members of its Audit Committee have sufficient financial expertise and experience to provide effective oversight of Griffin's accounting and financial reporting processes and the audits of Griffin's financial statements in accordance with generally accepted accounting principles and NASDAQ rules. In addition, since January 31, 2012, the Audit Committee has engaged directly a former audit partner, who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies, that had previously served as an advisor to the Audit Committee. The Audit Committee believes that this engagement provides it with additional expertise comparable to what would be provided by an audit committee financial expert. The Audit Committee approves all auditing and non-auditing services, reviews audit reports and the scope of audit by Griffin's independent registered public accountants and related matters pertaining to the preparation and examination of Griffin's financial statements. From time to time, the Audit Committee makes recommendations to the Board of Directors with respect to the foregoing matters. The Audit Committee held 4 meetings in fiscal 2014.

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

  •
  the Audit Committee assists the Board in its oversight of risk management by discussing with management, particularly the Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer, Griffin's major risk exposures and the steps management has taken to monitor and control such exposures; and

  •
  through management updates and committee reports, the Board monitors Griffin's risk management activities, including the risk management process, risks relating to Griffin's compensation programs, and financial and operational risks being managed by Griffin.

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

Nominating Committee

        Griffin's Nominating Committee consists of Thomas C. Israel, Winston J. Churchill, Jr. and Albert H. Small, Jr., with Mr. Israel serving as Chairman. The three members of the Nominating Committee are independent directors. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. In searching for qualified director candidates, the Board may solicit current directors and ask them to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee may consult with outside advisors or retain search firms to assist in the search for qualified candidates. The Nominating Committee will also consider suggestions from shareholders for nominees for election as directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Board believes such a policy is unnecessary, as the Nominating Committee will consider a nominee based on his or her qualifications, regardless of whether the nominee is recommended by stockholders. Any stockholder who wishes to recommend a candidate to the Nominating Committee for consideration as a director nominee should submit the recommendation in writing to the Secretary of the Company sufficiently in advance of the Company's annual meeting to permit the Nominating Committee to complete its review in a timely fashion. The Nominating Committee's charter was approved by the Board of Directors on March 11, 2014. The Nominating Committee did not meet in fiscal 2014.

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

Board Leadership Structure

        Prior to the death of Mr. Edgar Cullman, Griffin's Chairman of the Board, in August 2011, the Board had been led by a Non-Executive Chairman since 1997. Separate individuals held the positions of Chairman of the Board and Chief Executive Officer, and the Chairman of the Board was not an employee. In May 2012, the Board appointed Mr. Frederick M. Danziger Chairman of the Board and Chief Executive Officer. In making that appointment, the Board concluded that Griffin and its stockholders were best served by having Mr. Danziger serve as Chairman of the Board and Chief Executive Officer, a position he has held since 1997. Mr. Danziger's combined role as Chairman of the Board and Chief Executive Officer promotes unified leadership and a single, clear focus and direction for management to execute Griffin's strategy and business plans. The Board does not have a lead independent director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act requires Griffin's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. Based on its involvement in the preparation of certain such forms, and a review of copies of other such forms received by it, Griffin believes that with respect to fiscal 2014, all such Section 16(a) filing requirements were satisfied.

ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

        This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to each of Griffin's named executive officers (the "Named Executive Officers") during the last completed fiscal year. The Named Executive Officers for the fiscal year ended November 30, 2014 are as follows:

Frederick M. Danziger	Chairman of the Board and Chief Executive Officer ("CEO") of Griffin
Michael S. Gamzon	President and Chief Operating Officer ("COO") of Griffin
Anthony J. Galici	Vice President, Chief Financial Officer and Secretary of Griffin
Thomas M. Lescalleet	Senior Vice President of Griffin Land, LLC
Scott Bosco	Vice President of Construction, Griffin Land, LLC

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

Annual Incentive Compensation Programs

        Griffin's annual incentive programs are designed to recognize short-term performance against established annual performance goals for the real estate business, as explained below. These performance goals are developed by the Chairman and CEO and the President and COO and approved or modified, as necessary, by the Compensation Committee. Additionally, the Compensation Committee retains the discretion to adjust any awards made to Griffin's executives, including making awards in the absence of the attainment of any of the performance goals under Griffin's annual incentive compensation plans. Any such adjustment may only be to the benefit of the participants. The Compensation Committee did not make discretionary increases to the incentive compensation pools under the Griffin Land Incentive Compensation Plan or the Corporate Incentive Compensation Plan for fiscal 2014. Griffin makes annual incentive payments, if any, in the year following the year in which they are earned.

Griffin Land

        Under the Griffin Land Incentive Compensation Plan for Fiscal Year 2014 (the "Griffin Land Incentive Plan"), incentive compensation was awarded based on certain defined components, including:

  (i)
  profit from property sales in Connecticut and Massachusetts (10% of the pretax profit on property sales, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $150,000 of incentive compensation that could have been accrued under this component);

  (ii)
  value generated from build-to-suit buildings in Connecticut and Massachusetts completed in fiscal 2014 (10% of the incremental value created, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $200,000 of incentive compensation that could have been accrued under this component);

  (iii)
  value generated from the leasing of buildings built on speculation in Connecticut or Massachusetts (10% of the incremental value generated, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $200,000 of incentive compensation that could have been accrued under this component);

  (iv)
  leasing of vacant space in Connecticut (with a maximum of an aggregate $195,000 of incentive compensation that could have been accrued under this component);

  (v)
  the renewal of leases expiring in Connecticut in fiscal 2014 (with a maximum of an aggregate $75,000 of incentive compensation that could have been accrued under this component);

  (vi)
  value generated from build-to-suit buildings in Pennsylvania completed in fiscal 2014 (10% of the incremental value created, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $200,000 of incentive compensation that could have been accrued under this component);

  (vii)
  value generated from the leasing of buildings built on speculation in Pennsylvania (10% of the incremental value generated, as defined in the Griffin Land Incentive Plan, with a maximum of an aggregate $200,000 of incentive compensation that could have been accrued under this component); and

  (viii)
  leasing of vacant industrial space in Pennsylvania (with a maximum of an aggregate $40,000 of incentive compensation that could have been accrued under this component).

        Any amounts of incentive compensation earned under components (iv) and (v) are subject to adjustment based on the dollar amount of funds from operations, as defined in the Griffin Land Incentive Plan, achieved by Griffin Land. Any amounts of incentive compensation earned under components (vi), (vii) and (viii), as defined in the Griffin Land Incentive Plan, resulted in 50% of such amount being added to the incentive compensation pool applicable to Griffin Land employees with the remaining 50% of incentive compensation earned to be distributed at the discretion of the Compensation Committee.

        These objectives are designed to reward management for increasing the operating cash flow of the real estate business. Amounts earned under each objective are accrued into an incentive compensation pool up to a maximum incentive compensation amount, which in fiscal 2014 was $1,040,000 [($820,000 related to components (i), (ii), (iii), (iv) and (v) and $220,000 (50% of the maximum of $440,000) related to components (vi), (vii) and (viii))] for Griffin Land employees and $220,000 [(50% of the maximum of $440,000 related to components (vi), (vii) and (viii))] to be distributed at the discretion of the Compensation Committee if all targets were achieved at their maximum amounts. The incentive compensation pool is divided among executives and employees of Griffin Land. The amounts earned by Griffin Land employees under the Griffin Land Incentive Plan may be increased at the discretion of the Compensation Committee. The Compensation Committee did not exercise its discretion to alter the amounts earned under each incentive plan component based on the formulas set forth in the Griffin Land Incentive Plan.

        Over the past three years, achievement of the components of the Griffin Land Incentive Plan has been as follows:

Incentive Plan Component	Fiscal 2014	Fiscal 2013	Fiscal 2012
Profit from property sales	Achieved	Achieved	Achieved
Value generated from buildings built on speculation	Not Achieved	Achieved	Not Achieved
Value generated from build-to-suit projects	Not Achieved	Not Achieved	Not Achieved
Leasing of currently vacant space	Achieved	Achieved	Achieved
Renewal of expiring leases	Not Achieved	Achieved	Achieved

        The achievement of profit from property sales and leasing of currently vacant space resulted in $144,000 being accrued into the incentive compensation pool for the Griffin Land Incentive Plan for fiscal 2014. The Compensation Committee did not make a discretionary increase to the incentive compensation pool in fiscal 2014. Per the Griffin Land Incentive Plan for fiscal 2014, achievement of the leasing of industrial space in Pennsylvania component resulted in $20,000 being included in the total incentive compensation pool of $144,000 for Griffin Land employees and an additional $20,000 to be awarded at the discretion of the Compensation Committee. The Compensation Committee, at its discretion, authorized distribution of this amount as follows: $2,500 to Griffin Land's Senior Vice President; $5,000 to Griffin Land's Vice President of Construction; and $12,500 to Griffin's President and COO. In addition to the above, Griffin's CEO and the Compensation Committee also awarded $5,000 to Griffin Land's Vice President of Construction from the unallocated portion of the Griffin Land incentive compensation pool for his performance related to additional construction activities in both Connecticut and Pennsylvania in fiscal 2014. No other Named Executive Officers received a discretionary allocation from the Compensation Committee.

Corporate

        The 2014 Corporate Incentive Compensation Plan (the "Corporate Incentive Plan") was designed to reward corporate employees, including Griffin's Chairman and CEO, President and COO and the Vice President, Chief Financial Officer and Secretary, based on the results of Griffin's real estate business, consistent with Griffin's goal to award for performance through team results. Under the Corporate Incentive Plan, corporate employees may earn incentive compensation based on the following two criteria: (a) property sales taken into account under the Griffin Land Incentive Plan and (b) Griffin's funds from operation ("FFO") as calculated under the Corporate Incentive Plan. The incentive compensation pool under the Corporate Incentive Plan consists of (i) an amount equal to

50% of the incentive compensation for property sales accrued into the Griffin Land Incentive Plan; and (ii) if Griffin's FFO is greater than certain thresholds of FFO, an amount equal to a percentage of FFO achieved. For 2014, a total of $89,561, consisting of $25,281, the amount equal to 50% of the amount of the Griffin Land incentive compensation pool for property sales, and $64,280, the amount equal to a percentage of FFO in excess of specified thresholds (as reflected in the Corporate Incentive Plan), was accrued into the Corporate incentive compensation pool, of which the Chairman and CEO, President and COO and the Vice President, Chief Financial Officer and Secretary were beneficiaries. The Chairman and CEO and the President and COO were each allocated $26,868 (30%) of the Corporate incentive compensation pool. As stated above, the President and COO also received $12,500 of the $20,000 attributable to the achievement of the leasing of industrial space in Pennsylvania component of the Griffin Land Incentive Plan, awarded by the Compensation Committee. The Vice President, Chief Financial Officer and Secretary was allocated $13,434 (15%) of the Corporate incentive compensation pool.

Other Performance-Based Bonuses

        In addition, on March 11, 2014, the Compensation Committee, at its discretion, awarded the Vice President, Chief Financial Officer and Secretary a bonus of $15,000 related to the completion of the disposition of the landscape nursery growing operations of Imperial Nurseries, Inc.

Long-Term Incentive Program—Equity Awards

        Griffin believes that equity ownership in Griffin is important to provide its Named Executive Officers with long-term incentives to build value for Griffin's stockholders. In addition, the equity program is designed to attract and retain the executive management team. The Griffin equity program consists entirely of stock option awards. Stock options have value only if the stock price increases over time and, therefore, provide executives with an incentive to build Griffin's value. This characteristic ensures that the Named Executive Officers may have a meaningful portion of their compensation tied to future stock price increases. If Griffin's stock price increases, stock options have the potential to provide high returns to its executives, thus helping Griffin to attract and retain management. However, the realizable value of the stock options can fall to zero if the stock price is lower than the exercise price established on the date of grant.

        Stock option awards to Named Executive Officers are entirely discretionary. The Chairman and CEO recommends whether and how many stock options should be awarded to the other Named Executive Officers or others, and the Compensation Committee approves or, if necessary, modifies his recommendations. The Compensation Committee solely determines whether and how many stock options should be awarded to the Chairman and CEO. In making stock option award determinations, the Chairman and CEO and the Compensation Committee consider the prior contribution of participants and their expected future contributions to the growth of Griffin. In fiscal 2014, no stock options were awarded to the Named Executive Officers and no stock options were issued to other employees.

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

        In accordance with the 2009 Stock Option Plan, stock options granted to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options granted to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options granted to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. Stock options granted to employees and non-employee directors have a maximum term of ten years from the date of grant.

        Of the 386,926 shares of common stock reserved for issuance under the 2009 Stock Option Plan, as of November 30, 2014, 112,713 shares were subject to outstanding options granted under the 2009 Stock Option Plan. In addition, as of November 30, 2014, 274,213 shares were available for future awards under the 2009 Stock Option Plan (which includes certain shares that again became available following the forfeiture of outstanding options). For more information on stock options, see the Summary Compensation Table, Grants of Plan-Based Awards Table, Outstanding Equity Awards Table and their footnotes.

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

Analysis

Base Salary

        The following table presents the base salaries for Griffin's Named Executive Officers in 2014 and the percentage increase over their 2013 base salaries.

	Annual Salary	% Increase
Mr. Danziger	$540,000	2%
Mr. Gamzon	$345,000	2%
Mr. Galici	$284,500	2%
Mr. Lescalleet	$248,960	2%
Mr. Bosco	$142,851	2%

Annual Incentive Compensation Program

        The following table presents the total annual incentive payments made to the Named Executive Officers for fiscal 2014, the amount of annual incentive compensation awarded under Griffin's respective annual incentive compensation plans, and the amount of any discretionary bonus the Compensation Committee awarded to the Named Executive Officers.

	Incentive Plan Payments	Discretionary Bonus Payments	Total Annual Incentive Payments
Mr. Danziger	$26,868	—	$26,868
Mr. Gamzon	$39,368	—	$39,368
Mr. Galici	$13,434	$15,000	$28,434
Mr. Lescalleet	$45,700	—	$45,700
Mr. Bosco	$20,800	—	$20,800

Griffin Land

        Mr. Lescalleet was awarded $45,700 in annual incentive compensation for fiscal 2014 based on the formula under the Griffin Land Incentive Plan, which included $2,500 of the $20,000 attributable to the achievement of the leasing of industrial space in Pennsylvania component of the Griffin Land Incentive Plan awarded by the Compensation Committee. Mr. Bosco was awarded $20,800 in annual incentive compensation for fiscal 2014 based on the formula under the Griffin Land Incentive Plan which included $5,000 of the $20,000 attributable to the achievement of the leasing of industrial space in Pennsylvania component of the Griffin Land Incentive Plan that was awarded by the Compensation Committee, and $5,000 from the unallocated portion of the Griffin Land incentive compensation pool, awarded by Griffin's Chairman and CEO and the Compensation Committee. In addition, Griffin's President and COO was awarded $12,500 of the $20,000 attributable to the achievement of the leasing of industrial space in Pennsylvania component of the Griffin Land Incentive Plan awarded by the Compensation Committee.

Corporate

        The Chairman and CEO was awarded $26,868 in annual incentive compensation for 2014 based on the formula under the Corporate Incentive Plan. In addition to his bonus under the Griffin Land Incentive Plan, the President and COO was awarded $26,868 in annual incentive compensation for fiscal 2014 based on the formula under the Corporate Incentive Plan. The Vice President, Chief Financial Officer and Secretary was awarded $13,434 attributable to non-discretionary incentive compensation for fiscal 2014 based on the formula under the Corporate Incentive Plan. The Compensation Committee did not exercise its discretion to alter the amounts earned based on the formulas set forth in the Corporate Incentive Plan. The Chairman and CEO and Vice President, Chief Financial Officer and Secretary received no discretionary allocation from the Compensation Committee.

Shareholder Say-on-Pay Votes

        At Griffin's 2014 annual meeting of stockholders, Griffin's stockholders were given the opportunity to cast an advisory vote on Griffin's executive compensation. Approximately 99.9% of the votes cast on this "2014 say-on-pay vote" were voted in favor of the proposal. Griffin has considered the 2014 say-on-pay vote and believes that the support for the 2014 say-on-pay vote proposal indicates that Griffin's stockholders casting votes are supportive of the approach to executive compensation. Thus Griffin did not make changes to its executive compensation arrangements in response to the 2014 say-on-pay vote. In the future, Griffin will continue to consider the outcome of the say-on-pay votes when making compensation decisions regarding its Named Executive Officers.

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

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed with management Griffin's Compensation Discussion and Analysis, and based upon this review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K and the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

Winston J. Churchill, Jr. (Chairman)
Thomas C. Israel
Albert H. Small, Jr.

Summary Compensation Table

        The following table presents information regarding compensation of each of Griffin's Named Executive Officers for services rendered during fiscal years 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (1) ($)	All Other Compensation ($)		Total ($)
Frederick M. Danziger	2014	$539,269	$—	$—	$26,868	$16,278	(2)	$582,415
Chairman and Chief	2013	$529,692	$—	$—	$—	$15,923		$545,615
Executive Officer of Griffin	2012	$520,000	$—	$—	$—	$15,858		$535,858
Michael S. Gamzon	2014	$344,477	$—	$—	$39,368	$10,503	(3)	$394,348
President and Chief	2013	$337,685	$19,001	$—	$35,799	$10,220		$402,705
Operating Officer of Griffin	2012	$331,000	$7,260	$—	$8,490	$10,078		$356,828
Anthony J. Galici	2014	$284,069	$15,000	$—	$13,434	$16,829	(4)	$329,332
Vice President, Chief	2013	$278,477	$16,626	$—	$13,824	$16,618		$325,545
Financial Officer and Secretary of Griffin	2012	$272,984	$7,260	$—	$8,490	$16,554		$305,288
Thomas M. Lescalleet	2014	$248,584	$—	$—	$45,700	$10,998	(5)	$305,282
Senior Vice President,	2013	$243,710	$47,503	$—	$41,997	$10,709		$343,919
Griffin Land, LLC	2012	$238,931	$41,484	$—	$48,516	$10,634		$339,565
Scott Bosco	2014	$142,636	$—	$—	$20,800	$4,509	(6)	$167,945
Vice President of	2013	$139,281	$11,876	$—	$14,874	$4,292		$170,323
Construction, Griffin Land, LLC	2012	$129,854	$13,828	$—	$16,172	$4,079		$163,933

(1)
Messrs. Danziger, Gamzon and Galici are beneficiaries of the Corporate Incentive Plan. Messrs. Bosco and Lescalleet are beneficiaries of the Griffin Land Incentive Plan.

(2)
Represents life insurance premiums of $216, matching contributions related to the Griffin 401(k) Savings Plan of $4,430 and matching contributions related to the Deferred Compensation Plan of $11,632.

(3)
Represents life insurance premiums of $216, matching contributions related to the Griffin 401(k) Savings Plan of $4,824 and matching contributions related to the Deferred Compensation Plan of $5,463.

(4)
Represents life insurance premiums of $389, matching contributions related to the Griffin 401(k) Savings Plan of $4,374, matching contributions related to the Deferred Compensation Plan of $4,066 and an automobile allowance of $8,000.

(5)
Represents life insurance premiums of $216, matching contributions related to the Griffin 401(k) Savings Plan of 4,972, matching contributions related to the Deferred Compensation Plan of $2,510 and a medical insurance allowance of $3,300.

(6)
Represents life insurance premiums of $216, matching contributions related to the Griffin 401(k) Savings Plan of $2,738 and matching contributions related to the Deferred Compensation Plan of $1,555.

Grants of Plan-Based Awards

        The following table presents information regarding the incentive awards granted to Griffin's Named Executive Officers for fiscal 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
				Option Awards: Number of Securities Underlying Options (#)			Grant Date Fair Value of Stock and Option Awards ($)
					Exercise Price of Option Awards ($/sh)	Closing Market Price on Grant Date ($/sh)
Name	Grant Date	Target ($)	Maximum ($)
Frederick M. Danziger (1)	n/a	$26,868	n/a	—	n/a	n/a	n/a
Michael S. Gamzon (2)	n/a	$39,368	n/a	—	n/a	n/a	n/a
Anthony J. Galici (1)	n/a	$13,434	n/a	—	n/a	n/a	n/a
Thomas M. Lescalleet (3)	n/a	$45,700	$312,000	—	n/a	n/a	n/a
Scott Bosco (3)	n/a	$20,800	$78,000	—	n/a	n/a	n/a

(1)
There are no threshold, target or maximum levels under the Corporate Incentive Plan. The amounts of payments to Messrs. Danziger and Galici under the Corporate Incentive Plan, if any, depend on the performance of Griffin's real estate business during the fiscal year. The amounts shown for Messrs. Danziger and Galici in the Target column reflect the amounts payable to them under the Corporate Incentive Plan based on the performance of Griffin Land in fiscal 2014. The Compensation Committee did not exercise its discretion to award Messrs. Danziger, Gamzon, or Galici any additional incentive bonus for fiscal 2014.

(2)
There are no threshold, target or maximum levels under the Corporate Incentive Plan or the portion of the Griffin Land Incentive Plan under which Mr. Gamzon received a bonus. The amount of payments to Mr. Gamzon under the Corporate Incentive Plan and the Griffin Land Incentive Plan, if any, depend on the performance of Griffin's real estate business during the fiscal year. The amount shown for Mr. Gamzon in the Target column reflects the amount payable to him under the Corporate Incentive Plan and the applicable portion of the Griffin Land Incentive Plan.

(3)
The Griffin Land Incentive Plan has no threshold or target levels; however, there is a maximum amount payable to Messrs. Lescalleet and Bosco under the Griffin Land Incentive Plan as shown in the Maximum column. The amount in the Target column for Mr. Lescalleet reflects the amount payable of $45,700 based on Griffin Land's performance during fiscal 2014 (including $2,500 of the $20,000 of incentive compensation awarded by the Compensation Committee related to the achievement of the leasing of industrial space in Pennsylvania component of the Griffin Land Incentive Plan for fiscal 2014). The amount in the Target column for Mr. Bosco reflects the amount payable of $20,800 based on Griffin Land's performance during fiscal 2014 (including $5,000 of the $20,000 of incentive compensation awarded by the Compensation Committee related to the achievement of the leasing of industrial space in Pennsylvania component of the Griffin Land Incentive Plan for fiscal 2014 and $5,000 from the unallocated portion of the incentive compensation pool awarded by Griffin's Chairman and CEO and the Compensation Committee). Messrs. Lescalleet and Bosco's maximum of $312,000 and $78,000, respectively, is calculated assuming all goals of the Griffin Land Incentive Plan are met at the maximum level of each, which would result in an accrual of $1,040,000 into the incentive compensation pool of the Griffin Land Incentive Plan (excluding any amount included in the incentive compensation pool and distributed in the discretion of the Compensation Committee). Messrs. Lescalleet and Bosco are entitled to 30% and 7.5%, respectively, of the incentive compensation pool of the Griffin Land Incentive Plan (excluding any amount included in the incentive compensation pool and distributed at the discretion of the Compensation Committee). Messrs. Lescalleet and Bosco are not specifically entitled to any portion of the incentive compensation pool that is distributed at the discretion of the Compensation Committee and such amounts are not included in the maximum bonus amount.

Outstanding Equity Awards at Fiscal Year-End

        The following table presents information with respect to each unexercised stock option held by Griffin's Named Executive Officers as of November 30, 2014. There are no restricted stock awards.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised In-the-Money Options at Fiscal Year End (2) ($) Exercisable		Value of Unexercised In-the-Money Options at Fiscal Year End (2) ($) Unexercisable
Frederick M. Danziger	15,000	—	$33.07	1/20/2019	$—	(3)	$—
	8,333	16,667	$28.77	1/19/2021	$—	(3)	$—	(3)

	23,333	16,667			$—		$—

Michael S. Gamzon	25,000	—	$34.04	1/9/2018	$—	(3)	$—
	7,500	—	$33.07	1/20/2019	$—	(3)	$—
	8,333	16,667	$28.77	1/19/2021	$—	(3)	$—	(3)

	40,833	16,667			$—		$—

Anthony J. Galici	7,500	—	$33.07	1/20/2019	$—	(3)	$—
	4,167	8,333	$28.77	1/19/2021	$—	(3)	$—	(3)

	11,667	8,333			$—		$—

Thomas M. Lescalleet	7,500	—	$33.07	1/20/2019	$—	(3)	$—
	4,167	8,333	$28.77	1/19/2021	$—	(3)	$—	(3)

	11,667	8,333			$—		$—

Scott Bosco	2,500	—	$30.95	7/17/2016	$—	(3)	$—
	5,000	—	$33.07	1/20/2019	$—	(3)	$—
	1,667	3,333	$28.77	1/19/2021	$—	(3)	$—	(3)

	9,167	3,333			$—		$—

(1)
Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of the grant (which is ten years prior to the applicable option expiration date).

(2)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $27.89 per share (the closing price of Griffin's common stock on November 28, 2014, the last business day of the fiscal year) and the exercise price of each stock option.

(3)
There is no amount stated because the exercise price of the stock options is greater than the fair market value of $27.89 per share (the closing price of Griffin's common stock on November 28, 2014, the last business day of the fiscal year).

Non-Qualified Deferred Compensation

        Griffin maintains a Deferred Compensation Plan for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin 401(k) Savings Plan. A portion of an eligible employee's salary may be deferred. The investment options in the Deferred Compensation Plan mirror those of the Griffin 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets. Performance results of an employee's balance in the Deferred Compensation Plan are based on the returns of the mutual funds selected by the employee as if the amounts deferred were invested in the selected mutual funds. Distributions from the Deferred Compensation Plan may occur at termination of employment and/or at the time of qualifying hardship events, as defined. The following table presents information with respect to defined contribution plans or other plans providing for deferral of compensation on a non-tax qualified basis for Griffin's Named Executive Officers as of November 30, 2014.

Name	Executive Contributions for FYE Nov. 30, 2014	Griffin Contributions for FYE Nov. 30, 2014 (1)	Aggregate Earnings in FYE Nov. 30, 2014	Aggregate Balance as of FYE Nov. 30, 2014
Frederick M. Danziger	$42,240	$11,632	$92,062	$1,512,975
Michael S. Gamzon	$22,963	$5,463	$16,285	$214,349
Anthony J. Galici	$42,102	$4,066	$48,705	$694,029
Thomas M. Lescalleet	$2,015	$2,510	$6,435	$111,830
Scott Bosco	$6,638	$1,555	$6,521	$68,976

(1)
Griffin's contributions to the Deferred Compensation Plan are included in the "All Other Compensation" column of the Summary Compensation Table. No earnings from the Deferred Compensation Plan are included in the "All Other Compensation" column of the Summary Compensation Table.

Potential Payments Upon a Termination or Change in Control

        As of November 30, 2014, Griffin was not a party to any employment, change in control or other agreement with any Named Executive Officers that was expected to obligate Griffin to provide for payments at, following or in connection with a termination of employment, change in control or change in the Named Executive Officer's responsibilities.

Director Compensation

        The following table represents information regarding the compensation paid during fiscal 2014 to members of Griffin's Board of Directors who are not also employees (the "Non-Employee Directors"). The compensation paid to Mr. Frederick M. Danziger is presented above in the Summary Compensation Table and the related explanatory notes.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)
Winston J. Churchill, Jr.	$46,500	$17,666	(1)	$64,166
David M. Danziger	$31,000	$17,666	(1)	$48,666
Frederick M. Danziger	$—	$—		$—
Thomas C. Israel	$58,000	$17,666	(1)	$75,666
John J. Kirby, Jr.	$31,000	$17,666	(1)	$48,666
Jonathan P. May	$40,000	$17,666	(1)	$57,666
Albert H. Small, Jr.	$50,500	$17,666	(1)	$68,166

(1)
The amount shown for Option Awards reflects the grant date fair value of options granted in fiscal 2014. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in Note 11 of the Notes to Consolidated Financial Statements.

        The following table represents the number of outstanding and unexercised stock option awards held by each of the Non-Employee Directors as of November 30, 2014:

Director	Number of Shares Subject to Outstanding Options as of Nov. 30, 2014
Winston J. Churchill, Jr.	13,779
David M. Danziger	8,699
Thomas C. Israel	13,779
John J. Kirby, Jr.	5,152
Jonathan P. May	4,644
Albert H. Small, Jr.	10,448

        Members of the Board of Directors who are not employees of Griffin receive $25,000 per year and $1,000 for each Board or Committee meeting they attend. A non-employee Chairman of the Board of Directors receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each receive an annual fee of $10,000 per year. The Nominating Committee Chairman receives an annual fee of $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen, each receive $5,000 per year for their service on the Committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on the Committee. Annual retainers are paid in quarterly installments. Upon the initial election of a Non-Employee Director to the Board of Directors, the Non-Employee Director is granted options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of the grant. The number of shares subject to options granted to Non-Employee Directors at the time of initial election to the Board of Directors is equal to $60,000 divided by the fair market value per share of Griffin common stock at the time of grant. The 2009 Stock Option Plan also provides that Non-Employee Directors annually receive options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of grant. Under the 2009 Stock Option Plan, the number of shares, subject to options, granted to Non-Employee Directors upon their reelection to the Board of Directors, is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2014, Griffin granted Messrs. Churchill, David M. Danziger, Israel, Kirby, May and Small each options exercisable for 1,422 shares of Common Stock at the time of their re-election to the Board of Directors. Griffin expects to grant additional options to its Non-Employee Directors in 2015 consistent with the 2009 Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2014, Messrs. Israel, Churchill and Small served as members of Griffin's Compensation Committee. No member of the Compensation Committee has been an officer or employee of Griffin. None of Griffin's executive officers have served as a director or member of the compensation committee of any entity whose executive officers served as a director of Griffin or as a member of Griffin's Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table lists the number of shares and options to purchase shares of Common Stock of Griffin beneficially owned or held by: (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and executive officers of Griffin, collectively. Unless otherwise indicated, information is provided as of January 30, 2015.

Name and Address (1)	Shares Beneficially Owned (2)	Percent of Total
Cullman and Ernst Group (3)	2,453,710	46.8
Frederick M. Danziger (3)	281,925	5.4
David M. Danziger (3)	471,776	9.2
Michael S. Gamzon (3)	130,323	2.5
John J. Kirby, Jr. (3)	3,378	*
Winston J. Churchill, Jr.	27,658	*
SCP Partners 1200 Liberty Ridge Drive, Suite 300 Wayne, PA 19087
Thomas C. Israel	38,658	*
Ingleside Investors 12 East 49th Street New York, NY 10017
Jonathan P. May	1,870	*
The CarbonNeutral Company 10 East 40th Street New York, NY 10128
Albert H. Small, Jr.	7,674	*
7311 Arrowood Road Bethesda, MD 20817
Anthony J. Galici	36,856	*
Griffin Land & Nurseries, Inc. 204 West Newberry Road Bloomfield, CT 06002
Thomas M. Lescalleet	18,333	*
Griffin Land, LLC 204 West Newberry Road Bloomfield, CT 06002
Scott Bosco	10,833	*
Griffin Land, LLC 204 West Newberry Road Bloomfield, CT 06002
Gabelli Funds, LLC et al (4)	1,896,007	36.8
Gabelli Funds, LLC One Corporate Center Rye, NY 10580
All directors and executive officers collectively, consisting of 11 persons (5)	979,284	18.4

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, NY 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, unless otherwise indicated in the footnotes to this table. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and executive officers. Includes stock options granted pursuant to the Griffin Stock Option Plan, as amended, that are exercisable within 60 days of January 30, 2015 as follows: Frederick M. Danziger—31,667 options; David M. Danziger—5,925 options; Michael S. Gamzon—49,167 options; John J. Kirby, Jr.—2,378 options; Winston J. Churchill, Jr.—11,005 options; Thomas C. Israel—11,005 options; Jonathan P. May—1,870 options; Albert H. Small, Jr.—7,674 options; Anthony J. Galici—15,833 options; Thomas M. Lescalleet—15,833 options; and Scott Bosco—10,833 options.

(3)
Based on a Schedule 13D/A filed with the Commission on February 15, 2012 on behalf of the Cullman and Ernst Group and Griffin's records. Included in the shares held by the Cullman and Ernst Group are the following:

Name	Shares Benefically Owned	Shares with Sole Voting and Dispositive Power	Shares with Shared Voting and Dispositive Power
Cullman Jr., Edgar M	1,069,499	112,089	957,410
Cullman, Susan R	917,077	62,837	854,240
Danziger, Lucy C	714,622	60,322	654,300
Danziger, David M	471,776	33,402	438,374
Gamzon, Rebecca	391,952	10,550	381,402
Ernst, John	380,955	7,349	373,606
Cullman, Georgina D.	350,512	9,550	340,962
Sicher, Caroline	344,060	21,422	322,638
Cullman, Elissa F	335,812	14,850	320,962
Cullman, Samuel B.	334,556	13,594	320,962
Cullman III, Edgar M	333,001	12,039	320,962
Danziger, Frederick M	281,925	95,201	186,724
B Bros. Realty LLC (b)	233,792	233,792	—
Gamzon, Michael S	130,323	49,167	81,156
Fabrici, Carolyn S	116,037	—	116,037
Ernst, Alexandra	94,428	1,748	92,680
Ernst, Jessica P.	45,134	1,250	43,884
Ernst, Margot P	21,777	—	21,777
Estate of Cullman, Edgar M. (a)	21,138	21,138	—
Estate of Cullman, Louise B. (a)	18,410	18,410	—
Ernst, Matthew	5,176	1,650	3,526
Kirby, John	3,378	3,378	—

(a)
Edgar M. Cullman, Jr., Susan R. Cullman and Lucy C. Danziger are executors.

(b)
Susan R. Cullman is a member.

  The Schedule 13D/A states that there is no formal agreement governing the Group's holding and voting of shares held by members of the Cullman and Ernst Group but that there is an informal understanding that the persons and entities included in the group will hold and vote together with shares owned by each of them in each case subject to any applicable fiduciary responsibilities. None of the shares held by members of the Cullman and Ernst Group are pledged.

(4)
Griffin has received a copy of Schedule 13D/A as filed with the Commission by Gabelli Funds, LLC et al, reporting ownership of these shares as of December 16, 2014. As reported in said Schedule 13D/A, Gabelli Funds, LLC reports sole dispositive power with respect to 571,267 shares, GAMCO Asset Management Inc. ("GAMCO") reports sole voting power with respect to 1,072,836 of these shares and sole dispositive power with respect to 1,174,336 of these shares and Teton Advisors, Inc. ("Teton Advisors") reports sole voting and dispositive power with respect to 150,404 of these shares. The securities have been acquired by GGCP, Inc. ("GGCP"), and certain of its direct and indirect subsidiaries, including GAMCO Investors, Inc. ("GBL"), on behalf of their investment advisory clients. Mario Gabelli, as the controlling stockholder, Chief Executive Officer and a director of GGCP, Chairman and Chief Executive Officer of GBL, and the controlling shareholder of Teton Advisors, is deemed to have beneficial ownership of the shares owned beneficially by Gabelli Funds, LLC, GAMCO and Teton Advisors. GBL and GGCP are deemed to have beneficial ownership of the shares beneficially owned by each of the foregoing persons other than Mario Gabelli and the Gabelli Foundation, Inc. For the shares held by Gabelli Funds, LLC, with respect to the 55,000 shares held by the Gabelli Capital Asset Fund, the 56,000 shares held by the Gabelli Equity Trust, the 104,000 shares held by the Gabelli Asset Fund, the 122,000 shares held by the Gabelli Value 25 Fund, Inc., the 221,968 shares held by the Gabelli Small Cap Growth Fund, the 10,000 shares held by the Gabelli Equity Income Fund, and the 2,299 shares held by the Gabelli Global Small and Mid Cap Value Trust, the proxy voting committee of each such fund has taken and exercises in its sole discretion the entire voting power with respect to the shares held by such funds.

(5)
Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	222,001	$30.35	274,213

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees incurred by Griffin for professional services rendered by McGladrey LLP for fiscal 2014 and fiscal 2013:

	Fiscal 2014 Fees	Fiscal 2013 Fees
Audit fees	$412,936	$712,384
Audit-related fees	20,300	20,150
Tax fees	63,950	64,250
All other	—	—

	$497,186	$796,784

        Audit fees consist of fees incurred for professional services rendered for the audit of Griffin's consolidated financial statements and for the review of Griffin's interim consolidated financial statements. Audit-related fees include fees incurred for professional services rendered for the audit of Griffin's 401(k) Savings Plan by McGladrey LLP. Tax fees consist of fees incurred for professional services performed by McGladrey LLP relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to McGladrey LLP in fiscal 2014 or fiscal 2013.

        The Audit Committee's policy is to pre-approve all audit, audit-related and tax services to be provided by the independent registered public accountants. During fiscal 2014, Griffin's Audit Committee pre-approved all audit, audit-related and tax services. The Audit Committee has considered the non-audit services provided by McGladrey LLP and determined that the services provided were compatible with maintaining the independence of McGladrey LLP.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements of Griffin Land & Nurseries, Inc. See Item 8.
Consolidated Balance Sheets as of November 30, 2014 and November 30, 2013
Consolidated Statements of Operations for the Fiscal Years Ended November 30, 2014, November 30, 2013 and December 1, 2012
Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended November 30, 2014, November 30, 2013 and December 1, 2012
Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended November 30, 2014, November 30, 2013 and December 1, 2012
Consolidated Statements of Cash Flows for the Fiscal Years Ended November 30, 2014, November 30, 2013 and December 1, 2012
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
	II—Valuation and Qualifying Accounts and Reserves	S-1
	III—Real Estate and Accumulated Depreciation	S-2/S-3
(a)(3)	Exhibits

 EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1		Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Land & Nurseries, Inc. as Owner	8-K	001-12879	2.1	1/14/14
2.2		Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
3.1		Amended and Restated Certificate of Incorporation of Griffin Land & Nurseries, Inc.	10-Q	001-12879	3.1	10/10/13
3.2		Amended and Restated By-laws of Griffin Land & Nurseries, Inc.	8-K	001-12879	3.1	9/24/14
10.1	†	Form of 401(k) Plan of Griffin Land & Nurseries, Inc.	10	001-12879	10.7	4/8/97
10.2	†	Griffin Land & Nurseries, Inc. 2009 Stock Option Plan
10.3	†	Form of Stock Option Agreement under Griffin Land & Nurseries, Inc. 2009 Stock Option Plan
10.4		Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5		Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Land & Nurseries, Inc., and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009 (incorporated by reference to Form dated February 28, 2009, filed April 9, 2009)	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Land & Nurseries, Inc. and People's United Bank	10-Q	001-12879	10.40	10/8/09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.20	Revolving Line of Credit Loan Agreement with Doral Bank, FSB dated April 28, 2011	10-Q	001-12879	10.45	7/7/11
10.21	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee	10-Q	001-12879	10.46	7/7/11
10.22	Open-End Mortgage and Security Agreement dated April 28, 2011 between Griffin Land & Nurseries, Inc., as Mortgagor and Doral Bank, FSB, as Mortgagee	10-Q	001-12879	10.47	7/7/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Land & Nurseries, Inc. and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings LLC and First Niagara Bank dated April 1, 2013	10-Q	001-12879	10.49	6/1/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.27	Revolving Line of Credit Note dated April 24, 2013	10-Q	001-12879	10.52	6/1/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Land & Nurseries, Inc., Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Land & Nurseries, Inc., Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective December 31, 2014						*
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II LLC and First Niagara Bank, N.A. effective December 31, 2014						*
10.37	$21,600,000 Term Note effective December 31, 2014						*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
14	Griffin Land & Nurseries, Inc. Code of Ethics	10-K	001-12879	14	2/25/04
21	Subsidiaries of Griffin Land & Nurseries, Inc.
23.1	Consent of Independent Registered Public Accounting Firm						*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended						*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended						*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350						**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350						**
101.INS	XBRL Instance Document						*
101.SCH	XBRL Taxonomy Extension Schema Document						*
101.CAL	XBRL Taxonomy Calculation Linkbase Document						*
101.LAB	XBRL Taxonomy Label Linkbase Document						*
101.PRE	XBRL Taxonomy Presentation Linkbase Document						*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						*

†
A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

*
Filed herewith.

**
Furnished herewith.

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 13, 2015.

GRIFFIN LAND & NURSERIES, INC.
BY:	/s/ FREDERICK M. DANZIGER Frederick M. Danziger Chairman and Chief Executive Officer
BY:	/s/ ANTHONY J. GALICI Anthony J. Galici Vice President, Chief Financial Officer and Secretary, Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 13, 2015.

Name	Title

/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
/s/ DAVID M. DANZIGER David M. Danziger	Director
/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Chairman and Chief Executive Officer
/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary, Chief Accounting Officer
/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
/s/ JOHN J. KIRBY, JR. John J. Kirby, Jr.	Director
/s/ JONATHAN P. MAY Jonathan P. May	Director
/s/ ALBERT H. SMALL, JR. Albert H. Small, Jr.	Director

 Schedule II—Valuation and Qualifying Accounts and Reserves
(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For the fiscal year ended November 30, 2014
Reserves:
Uncollectible accounts—trade	$134	(101)	—	33	(1)	$—
Inventories	$10,854	—	—	10,854	(2)	$—
Valuation allowance on deferred tax asset	$379	16	—	—		$395
For the fiscal year ended November 30, 2013
Reserves:
Uncollectible accounts—trade	$128	37	13	44	(1)	$134
Inventories	$432	10,900	11	489	(2)	$10,854
Valuation allowance on deferred tax asset	$319	60	—	—		$379
For the fiscal year ended December 1, 2012
Reserves:
Uncollectible accounts—trade	$131	26	21	50	(1)	$128
Inventories	$1,242	380	55	1,245	(2)	$432
Valuation allowance on deferred tax asset	$290	29	—	—		$319

Notes:

(1)
Accounts receivable written off or reclassified.

(2)
Inventories disposed.

Schedule III—Real Estate and Accumulated Depreciation
November 30, 2014
(dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition Improvements	Gross Amount at November 30, 2014
Description	Encumbrances		Land	Bldg. & Improve.		Land	Land Improvements	Bldg. & Bldg. Improvements	Tenant Improvements	Development Costs	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition	Depr. Life
Undeveloped Land	$—		$2,636	$—	$691	$2,636	$691	$—	$—	$—	$3,327	$(250)
New England Tradeport Windsor/E. Granby, CT
Undeveloped portion	—		981	—	3,428	981	—	—	—	3,428	4,409	—
Industrial Buildings	7,691	(c)	8	—	4,342	8	509	3,486	347	—	4,350	(3,137)	1978		40 yrs.
Industrial Building	—	(a)	4	1,722	891	4	751	1,835	27	—	2,617	(1,708)	1982	1989	40 yrs.
Industrial Building	—	(a)	13	—	7,242	13	522	5,515	1,186	19	7,255	(1,803)	2008		40 yrs.
Industrial Building	—		9	—	3,915	9	316	3,449	131	19	3,924	(1,938)	1998		40 yrs.
Industrial Building	6,533		12	—	8,193	12	345	5,136	2,712	—	8,205	(5,418)	1999		40 yrs.
Industrial Building	—	(a)	7	—	3,313	7	11	3,051	251	—	3,320	(1,429)	2001		40 yrs.
Industrial Building	18,189		13	—	5,606	13	22	5,021	563	—	5,619	(2,087)	2003		40 yrs.
Industrial Building	—	(a)	16	—	7,489	16	1	6,893	595	—	7,505	(2,570)	2006		40 yrs.
Industrial Building	—	(a)	15	—	9,979	15	28	7,595	—	2,356	9,994	(2,395)	2005		40 yrs.
Industrial Building	10,888		57	—	15,999	57	1,028	13,874	1,097	—	16,056	(2,771)	2009		40 yrs.
Industrial Building	—		20	—	8,374	20	563	7,538	273	—	8,394	(1,825)	2007		40 yrs.
Industrial Building	—		12	—	6,928	12	448	6,263	217	—	6,940	(1,669)	2007		40 yrs.
Griffin Center Windsor, CT
Undeveloped portion	—		285	—	629	285	—	—	—	629	914	—
Industrial Building	7,750		19	—	8,210	19	145	8,065	—	—	8,229	(2,841)	2001		40 yrs.
Restaurant Building	—		1	—	2,161	1	261	1,391	509	—	2,162	(1,396)	1983		40 yrs.
Office Building	—	(b)	17	—	5,865	17	420	4,257	1,188	—	5,882	(2,762)	2002		40 yrs.
Office Buildings	6,394	(c)	1,193	7,958	3,607	1,193	740	8,281	2,544	—	12,758	(5,038)	1982/1987	2003	40 yrs.
Griffin Center South Bloomfield, CT
Undeveloped portion	—		42	—	347	42	—	—	—	347	389	—
Office Building	—	(b)	5	—	4,050	5	576	2,887	587	—	4,055	(3,322)	1977		40 yrs.
Office Building	—	(b)	4	—	2,777	4	269	1,962	546	—	2,781	(1,892)	1985		40 yrs.
Office Building	—	(b)	2	—	2,083	2	384	1,471	130	98	2,085	(1,394)	1988		40 yrs.
Office Building	—	(b)	2	—	1,534	2	189	1,345	—	—	1,536	(1,030)	1989		40 yrs.
Industrial Building	—	(b)	1	—	765	1	86	679	—	—	766	(571)	1988		40 yrs.
Office Buildings	—	(b)(d)	10	—	4,020	10	268	3,344	408	—	4,030	(2,303)	1991		40 yrs.
Office Building	—	(b)	9	—	3,812	9	23	3,321	401	67	3,821	(1,585)	2001		40 yrs.
Bloomfield, CT
Industrial Building	—		1,294	1,264	—	1,294	72	1,126	66	—	2,558	(326)	1997	2007	40 yrs.
Breinigsville, PA
Industrial Building	3,848		832	4,560	—	832	349	3,990	221	—	5,392	(842)		2010	40 yrs.
Lehigh Valley Tradeport Lower Nazareth Township, PA
Industrial Building	—		1,351	—	13,447	1,351	1,341	12,013	—	93	14,798	(171)	2014		40 yrs.
Industrial Building	8,875		721	—	11,176	721	1,359	8,996	821	—	11,897	(932)	2012		40 yrs.
Hanover Township, PA
Industrial Building under Construction	—		7,641	—	1,301	7,641	—	—	—	1,301	8,942	—
Granby, CT
Nursery Farm	—		417	—	11,052	417	1,565	9,487	—	—	11,469	(10,032)		1959	20 yrs.
Quincy, FL
Nursery Farm	—		279	—	9,485	279	4,089	5,396	—	—	9,764	(8,221)		1959	20 yrs.
Simsbury, CT
Other	—		27	—	3,114	27	1,156	—	—	1,958	3,141	(1,104)

	$70,168		$17,955	$15,504	$175,825	$17,955	$18,527	$147,667	$14,820	$10,315	$209,284	$(74,762)

(a)
Building included in mortgage listed on line above.

(b)
Buildings included as collateral for a $12.5 million revolving line of credit.

(c)
Includes two buildings.

(d)
Includes three buildings.

 Schedule III—Real Estate and Accumulated Depreciation (continued)
(dollars in thousands)

Fiscal year ended November 30, 2014

	Cost	Reserve
Balance at beginning of year	$192,268	$(61,078)
Changes during the year:
Additions to real estate assets	16,680	—
Additions to reserve charged to costs and expense	—	(5,747)
Reclassification to real estate held for sale	(9,236)	—
Writeoff of fully depreciated assets	(1,913)	1,913
Reclassification to real estate assets from property and equipment	11,485	(9,850)

Balance at end of year	$209,284	$(74,762)

Fiscal year ended November 30, 2013

	Cost	Reserve
Balance at beginning of year	$180,671	$(56,744)
Changes during the year:
Additions to real estate assets	13,769	—
Additions to reserve charged to costs and expense	—	(5,545)
Reclassification to real estate held for sale	(962)	1
Writeoff of fully depreciated assets	(1,210)	1,210

Balance at end of year	$192,268	$(61,078)

Fiscal year ended December 1, 2012

	Cost	Reserve
Balance at beginning of year	$168,160	$(51,865)
Changes during the year:
Additions to real estate assets	13,557	—
Additions to reserve charged to costs and expense	—	(5,237)
Reclassification to real estate held for sale	(693)	5
Writeoff of fully depreciated assets	(353)	353

Balance at end of year	$180,671	$(56,744)