Form 10-Q
period 2015-02-28
GRIFFIN LAND & NURSERIES INC
filed 2015-04-09
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at April 2, 2015:  5,149,574

GRIFFIN LAND & NURSERIES, INC.

FORM 10-Q

PART I                                                            FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

GRIFFIN LAND & NURSERIES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Feb. 28, 2015	Nov. 30, 2014
ASSETS
Real estate assets at cost, net of accumulated depreciation	$137,412	$134,522
Real estate held for sale	9,963	9,943
Cash and cash equivalents	23,517	17,059
Deferred income taxes	6,473	5,996
Available for sale securities - Investment in Centaur Media plc	1,948	1,924
Note receivable	1,476	1,451
Proceeds held in escrow	1,000	1,000
Property and equipment, net of accumulated depreciation	211	230
Other assets	13,699	14,216
Assets of discontinued operation	36	36
Total assets	$195,735	$186,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage loans	$80,544	$70,168
Deferred revenue	7,957	8,349
Accounts payable and accrued liabilities	4,223	3,505
Dividend payable	—	1,030
Other liabilities	7,881	7,438
Liabilities of discontinued operation	—	8
Total liabilities	100,605	90,498
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,537,895 shares issued and 5,149,574 shares outstanding	55	55
Additional paid-in capital	107,980	107,887
Retained earnings	1,530	2,238
Accumulated other comprehensive loss, net of tax	(969)	(835)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)
Total stockholders’ equity	95,130	95,879
Total liabilities and stockholders’ equity	$195,735	$186,377

 See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended,
	Feb. 28, 2015	Feb. 28, 2014
Rental revenue	$5,407	$4,966
Revenue from property sales	826	93
Total revenue	6,233	5,059

Operating expenses of rental properties	2,413	2,451
Depreciation and amortization expense	1,818	1,641
Costs related to property sales	204	24
General and administrative expenses	2,011	2,184
Total expenses	6,446	6,300

Operating loss	(213)	(1,241)

Interest expense	(927)	(904)
Investment income	34	47
Gain on sale of common stock in Centaur Media plc	—	318
Loss before income tax benefit	(1,106)	(1,780)
Income tax benefit	398	682
Loss from continuing operations	(708)	(1,098)
Discontinued operations, net of tax:
Loss from landscape nursery business, net of tax, including loss on sale of assets of $31, net of tax, in the 2014 first quarter	—	(272)

Net loss	$(708)	$(1,370)

Basic net loss per common share:
Loss from continuing operations	$(0.14)	$(0.21)
Loss from discontinued operations	—	(0.06)
Basic net loss per common share	$(0.14)	$(0.27)

Diluted net loss per common share:
Loss from continuing operations	$(0.14)	$(0.21)
Loss from discontinued operations	—	(0.06)
Diluted net loss per common share	$(0.14)	$(0.27)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Comprehensive Loss

(dollars in thousands)

(unaudited)

	For the Three Months Ended,
	Feb. 28, 2015	Feb. 28, 2014

Net loss	$(708)	$(1,370)

Other comprehensive (loss) income, net of tax:

Reclassifications included in net loss	177	(47)

Increase in fair value of Centaur Media plc	15	539

Unrealized loss on cash flow hedges	(326)	(111)

Total other comprehensive (loss) income, net of tax	(134)	381

Total comprehensive loss	$(842)	$(989)

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended February 28, 2015 and February 28, 2014

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at November 30, 2013	5,534,687	$55	$107,603	$4,372	$(449)	$(13,466)	$98,115

Stock-based compensation	—	—	23	—	—	—	23

Net loss	—	—	—	(1,370)	—	—	(1,370)

Total other comprehensive income, net of tax	—	—	—	—	381	—	381

Balance at February 28, 2014	5,534,687	$55	$107,626	$3,002	$(68)	$(13,466)	$97,149

Balance at November 30, 2014	5,537,895	$55	$107,887	$2,238	$(835)	$(13,466)	$95,879

Stock-based compensation	—	—	93	—	—	—	93

Net loss	—	—	—	(708)	—	—	(708)

Total other comprehensive loss, net of tax	—	—	—	—	(134)	—	(134)

Balance at February 28, 2015	5,537,895	$55	$107,980	$1,530	$(969)	$(13,466)	$95,130

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Three Months Ended,
	Feb. 28, 2015	Feb. 28, 2014
Operating activities:
Net loss	$(708)	$(1,370)
Loss from discontinued operations	—	272
Loss from continuing operations	(708)	(1,098)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	1,818	1,641
Gain on sales of property	(622)	(69)
Deferred income taxes	(398)	(682)
Stock-based compensation expense	93	153
Amortization of debt issuance costs	64	65
Accretion of discount on note receivable	(25)	(46)
Gain on sale of common stock in Centaur Media plc	—	(318)
Changes in assets and liabilities:
Other assets	349	69
Accounts payable and accrued liabilities	600	458
Deferred revenue	434	(352)
Other liabilities	200	132
Net cash provided by (used in) operating activities of continuing operations	1,805	(47)
Net cash used in operating activities of discontinued operations	—	(914)
Net cash provided by (used in) operating activities	1,805	(961)

Investing activities:
Additions to real estate assets	(4,545)	(2,686)
Additions to property and equipment	(5)	(49)
Proceeds from sale of business	—	874
Proceeds from sales of common stock in Centaur Media plc	—	251
Net cash used in investing activities	(4,550)	(1,610)

Financing activities:
Proceeds from debt	10,891	—
Dividends paid to stockholders	(1,030)	(1,029)
Payments of debt	(515)	(529)
Debt issuance costs	(143)	—
Net cash provided by (used in) financing activities	9,203	(1,558)
Net increase (decrease) in cash and cash equivalents	6,458	(4,129)
Cash and cash equivalents at beginning of period	17,059	14,179
Cash and cash equivalents at end of period	$23,517	$10,050

See Notes to Consolidated Financial Statements.

GRIFFIN LAND & NURSERIES, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) reflect Griffin’s real estate business, which is conducted through its wholly-owned subsidiary, Griffin Land, LLC (“Griffin Land”). The growing operations of Griffin’s landscape nursery business, previously conducted through its wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”), is reported as a discontinued operation (see below). Griffin Land is principally in the business of developing, managing and leasing industrial and commercial properties. Periodically, Griffin Land may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin Land’s core development and leasing strategy.

Imperial was engaged in growing landscape nursery plants in containers for sale to independent retail garden centers and rewholesalers, whose main customers are landscape contractors. Imperial’s operations are reflected in the accompanying unaudited consolidated financial statements as a discontinued operation due to the sale, effective January 8, 2014, of its inventory and certain of its assets (the “Imperial Sale”) to Monrovia Connecticut LLC (“Monrovia”), a subsidiary of Monrovia Nursery Company (see Note 8). Concurrent with the Imperial Sale, a subsidiary of Griffin and Imperial entered into a long-term lease with Monrovia for Imperial’s Connecticut production nursery. As the growing operations of Imperial are reflected as a discontinued operation in Griffin’s unaudited consolidated financial statements, Griffin’s continuing operations presented in the accompanying financial statements solely reflect its real estate business and, therefore, industry segment information is not presented.

These financial statements have been prepared in conformity with the standards of accounting measurement set forth by Financial Accounting Standards Board (“FASB”) ASC 270, “Interim Reporting” and in accordance with the accounting policies stated in Griffin’s audited consolidated financial statements for the fiscal year ended November 30, 2014 (“fiscal 2014”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2015. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of November 30, 2014 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As of February 28, 2015, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on the benchmark interest rates. The change in fair values of Griffin’s interest rate swap agreements are recorded as components of accumulated other comprehensive income (loss) in stockholders’ equity to the extent they are effective. Any ineffective portions of the changes in fair values of these instruments would be recorded as interest expense or interest income.

The results of operations for the three months ended February 28, 2015 (the “2015 first quarter”) are not necessarily indicative of the results to be expected for the full year. The three months ended February 28, 2014 are referred to herein as the “2014 first quarter.”

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

2.              Real Estate Assets

Real estate assets consist of:

	Estimated Useful Lives	Feb. 28, 2015	Nov. 30, 2014
Land		$17,955	$17,955
Land improvements	10 to 30 years	18,568	18,527
Buildings and improvements	10 to 40 years	137,430	135,857
Tenant improvements	Shorter of useful life or terms of related lease	17,430	14,820
Machinery and equipment	3 to 20 years	11,810	11,810
Development costs		10,129	10,315
		213,322	209,284
Accumulated depreciation		(75,910)	(74,762)
		$137,412	$134,522

Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the Three Months Ended,
	Feb. 28, 2015	Feb. 28, 2014

Depreciation expense	$1,550	$1,424

Capitalized interest	$163	$124

In the 2013 fourth quarter, Griffin Land completed the sale of approximately 90 acres of undeveloped land for approximately $9,000 in cash, before transaction costs (the “Windsor Land Sale”). The land sold is located in Windsor, Connecticut and is part of an approximately 253 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut. Under the terms of the Windsor Land Sale, Griffin Land and the buyer are each constructing roadways connecting the land parcel sold with existing town roads. The roads being built will become new town roads, thereby providing public access to the remaining acreage in Griffin Land’s land parcel. As a result of Griffin Land’s continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Accordingly, the revenue and pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including costs of the required roadwork. Costs included in determining the percentage of completion include the cost of the land sold, allocated master planning costs and the cost of road construction. At the closing of the Windsor Land Sale, cash proceeds of $8,860 were placed in escrow for the potential purchase of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. The proceeds held in escrow were returned to Griffin in the second quarter of fiscal 2014, as a replacement property was not acquired.

As of February 28, 2015, approximately 74% of the total costs related to the Windsor Land Sale have been incurred; therefore, from the date of the Windsor Land Sale through February 28, 2015,

approximately 74% of the total revenue and pretax gain on the sale have been recognized in Griffin’s consolidated statements of operations. Griffin’s consolidated statements of operations for the 2015 and 2014 first quarters include revenue of $826 and $93, respectively, and pretax gains of $622 and $69, respectively, from the Windsor Land Sale. Griffin’s consolidated statements of operations for fiscal 2014 and fiscal 2013 include revenue of $3,105 and $2,668, respectively, and pretax gains of $2,358 and $1,990, respectively, from the Windsor Land Sale. The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to take place mostly in the second and third quarters of fiscal 2015. Included in deferred revenue on Griffin’s consolidated balance sheet as of February 28, 2015, is $2,369 that will be recognized as the remaining costs are incurred. Including the pretax gain on sale recognized in the 2015 first quarter, fiscal 2014 and fiscal 2013, the total pretax gain on the Windsor Land Sale is expected to be approximately $6,754 after all revenue is recognized and all costs are incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods.

Real estate assets held for sale consist of:

	Feb. 28, 2015	Nov. 30, 2014
Land	$286	$286
Development costs	9,677	9,657
	$9,963	$9,943

3.              Fair Value

Griffin applies the provisions of FASB ASC 820, “Fair Value Measurement” (“ASC 820”), which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities. Griffin’s available-for-sale securities are considered Level 1 within the fair value hierarchy.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 liabilities include Griffin’s interest rate swap derivatives (see Note 5). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

During the 2015 first quarter, Griffin did not transfer any assets or liabilities in or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	February 28, 2015
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$1,948	$—	$—

Interest rate swap asset	$—	$6	$—

Interest rate swap liabilities	$—	$2,565	$—

	November 30, 2014
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$1,924	$—	$—

Interest rate swap asset	$—	$8	$—

Interest rate swap liabilities	$—	$2,330	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	February 28, 2015		November 30, 2014
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$23,517	$23,517	$17,059	$17,059
Available-for-sale securities	1	1,948	1,948	1,924	1,924
Interest rate swap	2	6	6	8	8

Financial liabilities:
Mortgage loans	2	80,544	81,403	70,168	71,014
Interest rate swaps	2	2,565	2,565	2,330	2,330

The amounts included in the financial statements for cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The fair values of the available-for-sale securities are based on quoted market prices. The fair values of the mortgage loans are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current OIS rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

4.     Investment

As of February 28, 2015, Griffin held 1,952,462 shares of common stock in Centaur Media plc (“Centaur Media”). Griffin’s investment in the common stock of Centaur Media is accounted for as an available-for-sale security under ASC 320-10, “Investments — Debt and Equity Securities.” Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive income (see Note 7). In the 2014 first quarter, Griffin had a pretax gain of $318 from the sale of 500,000 shares of its Centaur Media common stock, which generated total cash proceeds of $566, after transaction costs, including $315 that was received in the fiscal 2014 second quarter. Griffin has not sold any of its Centaur Media common stock since the sale in the 2014 first quarter.

The fair value, cost and unrealized gain of Griffin’s investment in Centaur Media are as follows:

	Feb. 28, 2015	Nov. 30, 2014

Fair value	$1,948	$1,924
Cost	1,014	1,014
Unrealized gain	$934	$910

5.     Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	Feb. 28, 2015	Nov. 30, 2014

5.73%, due August 1, 2015	$18,078	$18,189
Variable rate mortgage, due October 2, 2017*	6,350	6,394
Variable rate mortgage, due February 1, 2019*	10,820	10,888
Variable rate mortgage, due August 1, 2019*	7,645	7,691
Variable rate mortgage, due January 27, 2020*	3,819	3,848
Variable rate mortgage, due September 1, 2023*	—	8,875
Variable rate mortgage, due January 2, 2025*	19,714	—
5.09%, due July 1, 2029	7,660	7,750
5.09%, due July 1, 2029	6,458	6,533
Total nonrecourse mortgages	$80,544	$70,168

* Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

On December 31, 2014, two subsidiaries of Griffin closed on a new mortgage (“the 2025 First Niagara Mortgage”) for $21,600. The 2025 First Niagara Mortgage refinanced an existing mortgage with First Niagara Bank (“First Niagara”) which was due on September 1, 2023 and was collateralized by an approximately 228,000 square foot industrial building (“4275 Fritch Drive”) in Lower Nazareth, Pennsylvania. The 2025 First Niagara Mortgage is collateralized by 4275 Fritch Drive along with an adjacent approximately 303,000 square foot industrial building (“4270 Fritch Drive”). Griffin received net proceeds of $10,891 at closing (before transaction costs), in addition to $8,859 used to refinance the existing mortgage with First Niagara and $1,850 held back until a portion of the remaining vacant space in 4270 Fritch Drive is leased. The 2025 First Niagara Mortgage has a ten-year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2025 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 First Niagara Mortgage closed, Griffin entered into an interest rate swap agreement with First Niagara that, combined with an existing interest rate swap agreement with First Niagara, effectively fixes the rate of the 2025 First Niagara Mortgage at 4.43% over the mortgage loan’s ten-year term.

As of February 28, 2015, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 3). No ineffectiveness on the cash flow hedges was recognized as of February 28, 2015 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2015 and 2014 first quarters, Griffin recognized losses (included in other comprehensive loss) before taxes of $518 and $177, respectively, on its interest rate swap agreements.

As of February 28, 2015, $1,118 was expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense. As of February 28, 2015, the net fair value of Griffin’s interest rate swap agreements was $2,559, with $6 included in other assets and $2,565 included in other liabilities on Griffin’s consolidated balance sheet.

6.     Revolving Credit Agreement

Griffin has a $12,500 revolving credit line with Webster Bank (the “Webster Credit Line”) that expires May 1, 2015. Griffin has an option to extend the Webster Credit Line for an additional year. Interest on the outstanding borrowings under the Webster Credit Line is at the one month LIBOR rate plus 2.75%. The Webster Credit Line is collateralized by Griffin Land’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. There have been no borrowings under the Webster Credit Line since its inception.

7.     Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended,
	Feb. 28, 2015	Feb. 28, 2014

Loss from continuing operations for computation of basic and diluted per share results, net of tax	$(708)	$(1,098)

Loss from discontinued operations for computation of basic and diluted per share results, net of tax	—	(272)

Net loss	$(708)	$(1,370)

Weighted average shares outstanding for computation of basic per share results	5,150,000	5,147,000

Incremental shares from assumed exercise of Griffin stock options (a)	—	—

Adjusted weighted average shares for computation of diluted per share results	5,150,000	5,147,000

(a)                    Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. Such assessment is based on income (loss) from continuing operations when net income includes discontinued operations. The incremental shares from the assumed exercise of stock options in the three month periods ended February 28, 2015 and 2014 would have been 18,000 and 16,000, respectively.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Land & Nurseries, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”). Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions. Stock options issued will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at February 28, 2015 may be exercised as stock appreciation rights. Griffin did not grant any stock options in either the 2015 first quarter or 2014 first quarter.

Activity under the Griffin Stock Option Plan is summarized as follows:

	For the Three Months Ended,
	February 28, 2015		February 28, 2014
	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	222,001	$30.35	239,677	$30.35
Forfeited	—	$—	(23,000)	$30.27
Outstanding at end of period	222,001	$30.35	216,677	$30.36

Range of Exercise Prices	Outstanding at February 28, 2015	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00-$28.00	18,068	$25.45	5.7	$121
$28.00-$32.00	120,858	$28.90	5.9	$390
$32.00-$39.00	83,075	$33.52	3.6	$—
	222,001	$30.35	5.0	$511

Number of option holders at February 28, 2015	14

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended,
	Feb. 28, 2015	Feb. 28, 2014

Compensation expense - continuing operations	$93	$153
Compensation expense - discontinued operations	—	(130)
Net compensation expense	$93	$23

Related tax benefit - continuing operations	$18	$24
Related tax benefit - discontinued operations	—	—
Net related tax benefit	$18	$24

As of February 28, 2015, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2015	$97
Fiscal 2016	$47

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2014	$(1,464)	$629	$(835)

Other comprehensive (loss) income before reclassfications	(326)	15	(311)
Amounts reclassified	177	—	177
Net activity for other comprehensive loss	(149)	15	(134)
Balance February 28, 2015	$(1,613)	$644	$(969)

	Unrealized	Unrealized gain	Actuarial gain
	loss on cash	on investment	on postretirement
	flow hedges	in Centaur Media	benefits program	Total
Balance November 30, 2013	$(1,401)	$648	$304	$(449)

Other comprehensive (loss) income before reclassifications	(111)	539	—	428
Amounts reclassified	157	(204)	—	(47)
Net activity for other comprehensive loss	46	335	—	381
Balance February 28, 2014	$(1,355)	$983	$304	$(68)

The components of other comprehensive (loss) income are as follows:

	For the Three Months Ended,
	February 28, 2015			February 28, 2014
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net loss:
Loss on cash flow hedges (interest expense)	$281	$(104)	$177	$250	$(93)	$157
Realized gain on sale of Centaur Media (gain on sale)	—	—	—	(321)	117	(204)
Total reclassifications included in net loss	281	(104)	177	(71)	24	(47)

Mark to market adjustment on Centaur Media for a (decrease) increase in the foreign currency exchange rate	(26)	9	(17)	61	(21)	40

Mark to market adjustment on Centaur Media for an increase in fair value	50	(18)	32	768	(269)	499

Decrease in fair value adjustments on Griffin’s cash flow hedges	(518)	192	(326)	(177)	66	(111)

Total other changes in other comprehensive (loss) income	(494)	183	(311)	652	(224)	428

Other comprehensive (loss) income	$(213)	$79	$(134)	$581	$(200)	$381

Cash Dividend

Griffin did not declare a cash dividend in the 2015 or 2014 first quarters. During the 2015 first quarter, Griffin paid $1,030 for the cash dividend declared in the 2014 fourth quarter. During the 2014 first quarter, Griffin paid $1,029 for the cash dividend declared in the 2013 fourth quarter.

8.     Discontinued Operation

Effective January 8, 2014, in accordance with the terms of the Imperial Sale, Imperial sold its inventory and certain assets for $732 in cash and a non-interest bearing note receivable of $4,250 (the “Promissory Note”). The Promissory Note was due in two installments: $2,750 was due and paid on June 1, 2014 and $1,500 is due on June 1, 2015. The Promissory Note was discounted at 7% to its present value of $4,036 at inception and is secured by an irrevocable letter of credit. Under the terms of the Imperial Sale, Griffin and Imperial agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Imperial Sale and also agreed to certain non-competition restrictions for a four-year period. Griffin paid $563 in severance and other expenses related to the Imperial Sale.

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

Revenue and the pretax loss from Imperial’s growing operations, reflected as a discontinued operation in Griffin’s consolidated statements of operations, were as follows for the 2014 first quarter:

Net sales and other revenue	$11

Pretax loss	$(400)

The pretax loss from the Imperial Sale in the 2014 first quarter was as follows:

Consideration received from Monrovia, reflecting initial cash of $874 and note receivable of $4,036	$4,910
Carrying value of assets sold, principally inventory	(4,561)
Curtailment of employee benefit plan	309
Severance and other expenses	(710)
$(52)

9.     Supplemental Financial Statement Information

Other Assets

Griffin’s other assets are comprised of the following:

	Feb. 28, 2015	Nov. 30, 2014

Deferred leasing costs	$4,171	$3,945
Deferred rent receivable	3,535	3,454
Prepaid expenses	1,544	2,133
Lease receivables	1,225	1,343
Mortgage escrows	1,203	1,073
Deferred financing costs	805	727
Intangible assets	461	506
Other	755	1,035
	$13,699	$14,216

Property and Equipment

Property and equipment consist of:

	Estimated Useful Lives	Feb. 28, 2015	Nov. 30, 2014
Machinery and equipment	3 to 20 years	$1,223	$1,218
Accumulated depreciation		(1,012)	(988)
		$211	$230

Supplemental Cash Flow Information

Increases of $24 and $829 in the 2015 and 2014 first quarters, respectively, in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash. In the 2014 first quarter, Griffin sold 500,000 shares of its Centaur Media common stock (see Note 4).

Included in accounts payable and accrued liabilities at February 28, 2015 and November 30, 2014 were $2,028 and $1,910, respectively, for additions to real estate assets. Accounts payable and accrued liabilities related to additions to real estate assets increased by $118 and $1,479 in the 2015 first quarter and 2014 first quarter, respectively.

Interest payments were as follows:

For the Three Months Ended,
Feb. 28, 2015	Feb. 28, 2014

$996	$975

Income Taxes

Griffin’s effective income tax rate on continuing operations was 36.0% for the 2015 first quarter as compared to 38.3% for the 2014 first quarter. The effective tax rate in the 2015 first quarter is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

As of February 28, 2015, Griffin’s consolidated balance sheet includes a net deferred tax asset of $6,473. Although Griffin has incurred a cumulative pretax loss from continuing operations (excluding nonrecurring items) for the three fiscal years ended November 30, 2014, management has concluded that a valuation allowance against its net deferred tax assets is not required.

10.  Commitments and Contingencies

As of February 28, 2015, Griffin had committed purchase obligations of approximately $15,781, principally for the construction of Griffin Land’s approximately 280,000 square foot industrial building in the Lehigh Valley region of Pennsylvania and for building and tenant improvements in other Griffin properties.

On June 27, 2014, Griffin entered into an agreement to sell approximately 29 acres of an approximately 45 acre land parcel of the undeveloped land in Griffin Center for a purchase price of a minimum of $3,250, subject to adjustment based on the actual number of acres conveyed. If this sale were to be completed, the development potential of the remaining unsold acreage of the land parcel may be severely limited. Completion of this transaction is subject to significant contingencies, including due diligence by the purchaser which does not expire until fiscal 2016. There is no guarantee that this transaction will be completed under its current terms, or at all.

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

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The unaudited consolidated financial statements of Griffin Land & Nurseries, Inc. (“Griffin”) reflect Griffin’s real estate business conducted through its wholly-owned subsidiary, Griffin Land, LLC (“Griffin Land”). The significant accounting policies and methods used in the preparation of Griffin’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of Griffin’s audited financial statements for the fiscal year ended November 30, 2014 (“fiscal 2014”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2015.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and the estimated costs to complete required offsite improvements. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months ended February 28, 2015 are consistent with those used by Griffin to prepare its financial statements for fiscal 2014.

Effective January 8, 2014, Griffin completed the sale (the “Imperial Sale”) of the growing operations of its wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”) to Monrovia Connecticut LLC (“Monrovia”) and entered into a lease of Imperial’s Connecticut farm to Monrovia (the “Imperial Lease”, and together with the Imperial Sale, the “Imperial Transaction”). Accordingly, Imperial’s growing operations are reflected as a discontinued operation in Griffin’s consolidated financial statements for all periods presented.

Summary

For the three months ended February 28, 2015 (the “2015 first quarter”), Griffin incurred a loss from continuing operations and a net loss of approximately $0.7 million. For the three months ended February 28, 2014 (the “2014 first quarter”), Griffin incurred a loss from continuing operations of approximately $1.1 million, a loss from discontinued operations of approximately $0.3 million and a net loss of approximately $1.4 million. Griffin’s lower loss from continuing operations and lower net loss in the 2015 first quarter as compared to the 2014 first quarter principally reflects a lower operating loss in the 2015 first quarter as compared to the 2014 first quarter due to a higher gain on property sales and increased profit from leasing activities (rental revenue less operating expenses of rental properties) in the 2015 first quarter as compared to the 2014 first quarter.

Results of Operations

2015 First Quarter Compared to 2014 First Quarter

Total revenue increased from approximately $5.1 million in the 2014 first quarter to approximately $6.2 million in the 2015 first quarter, reflecting an increase of approximately $0.7 million in revenue from property sales and an increase of approximately $0.4 million in rental revenue. Revenue from property sales increased from approximately $0.1 million in the 2014 first quarter to approximately $0.8 million in the 2015 first quarter, due to an increase in revenue recognized from the Windsor Land Sale (defined below). The revenue from property sales in both the 2014 first quarter and the 2015 first quarter reflects the recognition of revenue related to the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the “Windsor Land Sale”) for cash proceeds of approximately $9.0 million (before transaction expenses) that closed in the fiscal year ended November 30, 2013 (“fiscal 2013”). Under the terms of the Windsor Land Sale, Griffin Land is required to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin Land’s continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method. From the closing of the Windsor Land Sale through the end of the 2015 first quarter, Griffin Land has recognized approximately $6.6 million of revenue from the Windsor Land Sale. The balance of the revenue from the Windsor Land Sale, approximately $2.4 million, will be recognized as the remaining costs of the required roadway construction are incurred, which is expected to be mostly in the second and third quarters of fiscal 2015. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Rental revenue increased from approximately $5.0 million in the 2014 first quarter to approximately $5.4 million in the 2015 first quarter, principally reflecting occupancy changes that resulted in: (a) an increase of approximately $0.5 million of rental revenue from leasing previously vacant space; and (b) an increase of approximately $0.1 million due to the Imperial Lease being in place for the entire 2015 first quarter as compared to a portion of the 2014 first quarter; partially offset by (c) a decrease in rental revenue of approximately $0.2 million from leases that expired and were not renewed.

A summary of the square footage of the buildings in Griffin Land’s real estate portfolio is as follows:

	Total Square Footage	Leased Square Footage	Percentage Leased
As of February 28, 2014	2,462,000	1,973,000	80%
As of November 30, 2014	2,765,000	2,317,000	84%
As of February 28, 2015	2,765,000	2,376,000	86%

Note: Not reflected in the total square footage or leased square footage in the table above is an approximately 280,000 square foot building currently under construction in Lehigh Valley Tradeport II (see Liquidity and Capital Resources). In the 2015 first quarter, Griffin Land entered into a five-year lease for approximately 196,000 square feet in this building.

Activity by prospective tenants where Griffin’s Connecticut properties are located (the north submarket of Hartford) was muted during most of fiscal 2014; however, there was an increase in inquiries from prospective tenants in the latter part of fiscal 2014 that continued into the 2015 first quarter. The increase of approximately 59,000 square feet in space leased as of February 28, 2015 as compared to November 30, 2014 reflects two new leases, one for approximately 42,000 square feet of previously vacant industrial/warehouse space at 40 International Drive in New England Tradeport (“Tradeport”), Griffin Land’s industrial park located in Windsor and East Granby, Connecticut, and the other for approximately 16,000 square feet at 754 Rainbow Road in Tradeport. The lease at 754 Rainbow Road is on a short-term basis, but is expected to become a long-term lease of approximately 88,000 square feet (including the approximately 72,000 square feet under an existing lease). Subsequent to the end of the 2015 first quarter, Griffin Land entered into a ten-year lease for approximately 47,000 square feet of vacant space at 35 International Drive in Tradeport. Griffin Land has also reached preliminary agreements providing for the renewal of most of the other approximately 250,000 square feet of space in Tradeport under leases that are scheduled to expire within the next twelve months. There is no guarantee that such preliminary agreements will result in the renewal of these leases.

The increase in total square footage subsequent to February 28, 2014 reflects an approximately 303,000 square foot industrial building (“4270 Fritch Drive”) completed and placed in service in the fiscal 2014 third quarter. That building, located in the Lehigh Valley of Pennsylvania, is adjacent to an approximately 228,000 square foot fully leased industrial building (“4275 Fritch Drive”). These two buildings combine to form Lehigh Valley Tradeport I, which was developed on land acquired by Griffin Land several years ago. A lease for approximately 201,000 square feet in 4270 Fritch Drive was signed in the fiscal 2014 fourth quarter, with tenant occupancy at the end of the 2015 first quarter. The industrial/warehouse real estate market in the Lehigh Valley continued to be active in the 2015 first quarter as the reported overall vacancy rate in that area remains low. There is no guarantee that an increase in inquiries by prospective tenants or an active real estate market will result in leasing of space that was vacant as of February 28, 2015.

Operating expenses of rental properties remained flat at approximately $2.4 million in both the 2015 first quarter and the 2014 first quarter. An increase of approximately $0.1 million in the 2015 first quarter for operating expenses of 4270 Fritch Drive that was placed in service in the 2014 third quarter was essentially offset by an overall net decrease of approximately $0.1 million in the 2015 first quarter in operating expenses of all other properties. The net decrease in operating expenses of all other properties reflects a decrease of approximately $0.2 million in snow removal costs in the 2015 first quarter as compared to the 2014 first quarter partially offset by an increase of approximately $0.1 million in real estate taxes.

Depreciation and amortization expense increased from approximately $1.6 million in the 2014 first quarter to approximately $1.8 million in the 2015 first quarter. The increase of approximately $0.2 million in depreciation and amortization expense in the 2015 first quarter as compared to the 2014 first quarter reflects approximately $0.1 million related to 4270 Fritch Drive and an increase of approximately $0.1 million for depreciation expense related to tenant improvements for new leases.

Griffin’s general and administrative expenses decreased from approximately $2.2 million in the 2014 first quarter to approximately $2.0 million in the 2015 first quarter. The lower general and administrative expenses in the 2015 first quarter, as compared to the 2014 first quarter, principally reflect timing of when certain administrative expenses were incurred.

Griffin’s interest expense remained flat at approximately $0.9 million in both the 2015 first quarter and the 2014 first quarter. An increase in interest expense of approximately $0.1 million from an increase in mortgage debt from a new borrowing in the 2015 first quarter (see Liquidity and Capital Resources) was essentially offset by a decrease in interest expense of approximately $0.1 million on mortgage loans outstanding in both periods due to the payment of principal.

In the 2014 first quarter, Griffin reported an approximately $0.3 million gain from the sale of 500,000 shares of its common stock in Centaur Media plc (“Centaur Media”) for cash proceeds of approximately $0.6 million. Griffin holds 1,952,462 shares of Centaur Media common stock and has not sold any Centaur Media common stock subsequent to the end of the 2014 first quarter. Management expects that it will continue to sell its Centaur Media common stock when it believes that sales terms are favorable.

Griffin’s effective tax rate decreased from 38.3% in the 2014 first quarter to 36.0% in the 2015 first quarter. The lower effective tax rate in the 2015 first quarter as compared to the 2014 first quarter principally reflects the effect in the 2015 first quarter of lower state income taxes as a result of apportionment changes. The effective tax rate for the 2015 first quarter is based on management’s projection of operating results for the fiscal 2015 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

The loss from discontinued operations, net of tax, of approximately $0.3 million in the 2014 first quarter, principally reflects the loss from the growing operations of the landscape nursery business through the date of the Imperial Sale.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $1.8 million in the 2015 first quarter as compared to net cash used in operating activities of continuing operations of less than $0.1 million and net cash used in operating activities of approximately $1.0 million in the 2014 first quarter. The net cash provided by operating activities in the 2015 first quarter, as compared to the net cash used in operating activities of continuing operations in the 2014 first quarter, principally reflects the lower loss from continuing operations in the 2015 first quarter as compared to the 2014 first quarter and a more favorable change in cash from changes in assets and liabilities in the 2015 first quarter as compared to the 2014 first quarter. The more favorable change in cash from changes in assets and liabilities principally reflects an increase in deferred revenue of approximately $0.4 million in the 2015 first quarter as compared to a decrease in deferred revenue of approximately $0.4 million in the 2014 first quarter. The change in deferred revenue in the 2015 first quarter includes cash of approximately $1.0 million received from the tenant in the approximately 138,000 square foot Tradeport building that will be recognized as rental revenue over the lease term. The cash received is related to Griffin Land’s investment in building and tenant improvements in connection with the full building lease of that Tradeport building.

Net cash used in investing activities was approximately $4.6 million in the 2015 first quarter as compared to approximately $1.6 million in the 2014 first quarter. The net cash used in investing activities in the 2015 first quarter reflects cash payments for additions to real estate assets, including approximately $2.8 million for building improvements and tenant improvements related to leases signed in the latter part of fiscal 2014, $0.9 million for site work on the undeveloped Lehigh Valley land parcel (see below) and approximately $0.8 million for road construction related to the Windsor Land Sale.

In the 2015 first quarter, Griffin continued the site work, started in the fourth quarter of fiscal 2014, on the Lehigh Valley land acquired in fiscal 2013 and fiscal 2014 (known as “Lehigh Valley Tradeport II”), and started construction on an approximately 280,000 square foot industrial building (“5220 Jaindl Boulevard”) on that land. This facility is expected to be the first of two industrial buildings that have been approved for Lehigh Valley Tradeport II, which is expected to have a total of approximately 530,000 square feet of industrial space when fully developed. Griffin Land expects to spend a total of approximately $3.8 million (including the approximately $0.6 million spent in fiscal 2014) on the site work for Lehigh Valley Tradeport II. Griffin Land also expects to spend approximately $9.8 million in fiscal 2015 for construction of 5220 Jaindl Boulevard. In the 2015 first quarter, Griffin Land entered into a five-year lease for approximately 196,000 square feet of 5220 Jaindl Boulevard. The tenant has an option to lease the balance of the building as specified under the lease terms. Griffin Land expects the completion of construction of this building and commencement of the lease of approximately 196,000 square feet to take place in the fiscal 2015 third quarter.

The net cash of approximately $1.6 million used in investing activities in the 2014 first quarter principally reflected approximately $2.7 million of additions to real estate assets partially offset by the initial proceeds of approximately $0.9 million from the Imperial Sale and proceeds of approximately $0.3 million from the sale of Centaur Media common stock. An additional approximately $0.3 million of cash from the 2014 sale of Centaur Media common stock was received subsequent to the end of the 2014 first quarter. Additions to real estate assets in the 2014 first quarter principally reflected approximately $2.0 million for construction, on speculation, of 4270 Fritch Drive in Lehigh Valley Tradeport I. Construction of that building was completed in fiscal 2014 and that building is approximately 66% leased as of February 28, 2015. Additions to Griffin Land’s real estate assets in the 2014 first quarter also include approximately $0.3 million of site work on a residential project and approximately $0.3 million related to the acquisition of a parcel of undeveloped land that is part of Lehigh Valley Tradeport II.

Net cash provided by financing activities was approximately $9.2 million in the 2015 first quarter as compared to net cash used in financing activities of approximately $1.6 million in the 2014 first quarter. The net cash provided by financing activities in the 2015 first quarter reflects net proceeds of approximately $10.9 million from a mortgage financing (see below); partially offset by (a) a payment of approximately $1.0 million for a dividend on Griffin’s common stock that was declared in the 2014 fourth quarter and paid in the 2015 first quarter; (b) approximately $0.5 million of payments of principal on Griffin Land’s nonrecourse mortgages; and (c) approximately $0.1 million of payments of debt issuance costs related to the mortgage financing. The net cash used in financing activities in the 2014 first quarter reflects a payment of approximately $1.0 million for a dividend on Griffin’s common stock that was declared in the fourth quarter of fiscal 2013 and paid in the 2014 first quarter and approximately $0.5 million of payments of principal on Griffin Land’s nonrecourse mortgages.

On December 31, 2014, two subsidiaries of Griffin closed on a new mortgage (the “2025 First Niagara Mortgage”) for $21.6 million with First Niagara Bank (“First Niagara”). The 2025 First Niagara Mortgage refinanced the existing mortgage loan with First Niagara on 4275 Fritch Drive and added 4270 Fritch Drive, the other Lehigh Valley Tradeport I industrial building, to the collateral. The existing mortgage loan with First Niagara had a maturity date of September 1, 2023 and a floating rate of the one month LIBOR rate plus 1.95%. Griffin had entered into an interest rate swap agreement with First Niagara that effectively fixed the rate on that loan at 4.79%. Griffin received net cash proceeds from the 2025 First Niagara Mortgage of approximately $10.9 million at closing (before transaction costs), in addition to approximately $8.9 million used to refinance the existing mortgage loan with First Niagara and $1.85 million that will not be advanced by First Niagara until a portion of the remaining vacant space in 4270 Fritch Drive is leased. The 2025 First Niagara Mortgage has a ten-year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2025 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 First Niagara Mortgage closed, Griffin entered into an interest rate swap agreement that, combined with the existing interest rate swap agreement with First Niagara, effectively fixes the rate of the 2025 First Niagara Mortgage at 4.43% over the mortgage loan’s ten-year term.

On June 27, 2014, Griffin Land entered into an agreement to sell approximately 29 acres of an approximately 45 acre land parcel in Griffin Center in Bloomfield, Connecticut for a purchase price of a minimum of $3.25 million, subject to adjustment based on the actual number of acres conveyed. Completion of this transaction is subject to significant contingencies, including the satisfactory completion of due diligence by the purchaser (a public educational authority in the state of Connecticut) and the purchaser obtaining a commitment from the State of Connecticut to fund the land acquisition and develop the property as planned by the purchaser. If this sale were to be completed, the development potential of the remaining unsold acreage of the land parcel may be severely limited. Any closing of this transaction is not expected until fiscal 2016. There is no guarantee that this transaction will be completed under the current terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of February 28, 2015 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$92.9	$22.8	$14.1	$25.7	$30.3
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	0.1	—	—	—
Operating Lease Obligations	0.3	0.2	0.1	—	—
Purchase Obligations (1)	15.8	15.8	—	—	—
Other (2)	3.9	—	—	—	3.9
	$113.0	$38.9	$14.2	$25.7	$34.2

(1)          Includes obligations for the development of Griffin Land’s properties, principally for construction of the new industrial/warehouse building in the Lehigh Valley.

(2)          Reflects the liability for Griffin’s non-qualified deferred compensation plan.

Griffin’s 5.73% nonrecourse mortgage loan with a balance of approximately $18.1 million as of February 28, 2015 matures on August 1, 2015 with a payment of approximately $18.0 million due on that date. Three industrial buildings in Tradeport with an aggregate of approximately 392,000 square feet collateralize this mortgage loan. Management expects to refinance this mortgage at its maturity. There is no guarantee that such refinancing will be available for the entire amount of the nonrecourse mortgage loan that is due or on terms acceptable to Griffin.

In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in New England or the Mid-Atlantic states to expand the industrial/warehouse portion of Griffin Land’s real estate business. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin Land does not expect to commence any speculative construction projects for its Connecticut real estate portfolio until a substantial portion of its currently vacant space there is leased, but would construct a build-to-suit facility on its undeveloped land in Connecticut if lease terms are favorable.

As of February 28, 2015, Griffin had cash and cash equivalents of approximately $23.5 million. Management believes that its cash and cash equivalents as of February 28, 2015, cash generated from operations, proceeds from new mortgage loans and borrowing capacity under its $12.5 million revolving credit agreement with Webster Bank will be sufficient to meet its working capital requirements, the continued investment in real estate assets, including completion of construction of 5220 Jaindl Boulevard, and the payment of dividends on its common stock, when and if declared by the Board of Directors, for at least the next twelve months. Griffin may also continue to seek additional financing secured by nonrecourse mortgage loans on its properties. Griffin Land’s real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet that are not mortgaged.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, Griffin’s expectations regarding the leasing of currently vacant space, completion and timing of construction on 5220 Jaindl Boulevard, the construction of additional facilities in the real estate business, the ability to obtain mortgage financing on Griffin Land’s unleveraged properties, the refinancing of Griffin’s nonrecourse mortgage loan due August 1, 2015, the completion of the sale of approximately 29 acres of an approximately 45 acre land parcel in Griffin Center in Bloomfield, Connecticut under contract as of February 28, 2015, Griffin’s anticipated future liquidity, and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014 filed with the Securities and Exchange Commission on February 13, 2015.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of February 28, 2015, Griffin had several nonrecourse mortgage loans aggregating approximately $48.3 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of February 28, 2015.

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

PART II                                                OTHER INFORMATION

ITEM 1A.                                         RISK FACTORS

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

ITEM 6.                                                  EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Land & Nurseries, Inc. as Owner	8-K	001-12879	2.1	1/14/14

2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14

3.1	Amended and Restated Certificate of Incorporation of Griffin Land & Nurseries, Inc.	10-Q	001-12879	3.1	10/10/13

3.2	Amended and Restated By-laws of Griffin Land & Nurseries, Inc.	8-K	001-12879	3.1	9/24/14

10.1†	Form of 401(k) Plan of Griffin Land & Nurseries, Inc.	10	001-12879	10.7	4/8/97

10.2†	Griffin Land & Nurseries, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14

10.3†	Form of Stock Option Agreement under Griffin Land & Nurseries, Inc. 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14

10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02

10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank	10-K	001-12879	10.24	2/28/02

10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Land & Nurseries, Inc. and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05

10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05

10.9	Guaranty Agreement as of July 6, 2005 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05

10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07

10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07

10.12	Guaranty Agreement as of November 16, 2006 by Griffin Land & Nurseries, Inc. in favor of Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07

10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Land & Nurseries, Inc., and Berkshire Bank	10-Q	001-12879	10.36	10/6/10

10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09

10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Land & Nurseries, Inc. and People’s United Bank	10-Q	001-12879	10.40	10/8/09

10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09

10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10

10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10

10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Land & Nurseries, Inc. and Webster Bank, National Association dated June 15, 2012	8-K	001-12879	10.48	6/20/12

10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings LLC and First Niagara Bank dated April 1, 2013	10-Q	001-12879	10.49	6/1/13

10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13

10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13

10.27	Revolving Line of Credit Note dated April 24, 2013	10-Q	001-12879	10.52	6/1/13

10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13

10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13

10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Land & Nurseries, Inc., Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14

10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Land & Nurseries, Inc., Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14

10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14

10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15

10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15

10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15

14	Griffin Land & Nurseries, Inc. Code of Ethics	10-K	001-12879	14	2/25/04

21	Subsidiaries of Griffin Land & Nurseries, Inc.	10-K	001-12879	14	2/13/13

31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*

31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Label Linkbase Document					*

101.PRE	XBRL Taxonomy Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†                                         A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

*                                       Filed herewith.

**                                Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN LAND & NURSERIES, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: April 9, 2015		Frederick M. Danziger
Chairman and Chief Executive Officer

	BY:	/s/ ANTHONY J.GALICI
DATE: April 9, 2015		Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer