Form 10-Q
period 2015-05-31
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2015-07-10
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2015

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO

Commission File No. 1-12879

GRIFFIN INDUSTRIAL REALTY, INC.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding at July 2, 2015:  5,152,708

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I                                                FINANCIAL INFORMATION

ITEM 1.                                             FINANCIAL STATEMENTS

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	May 31, 2015	Nov. 30, 2014
ASSETS
Real estate assets at cost, net	$146,429	$134,522
Real estate held for sale, net	11,414	9,943
Cash and cash equivalents	18,777	17,059
Deferred income taxes	6,428	5,996
Available for sale securities - Investment in Centaur Media plc	2,373	1,924
Note receivable	1,500	1,451
Proceeds held in escrow	1,000	1,000
Other assets	13,426	14,446
Assets of discontinued operation	36	36
Total assets	$201,383	$186,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage loans	$79,965	$70,168
Deferred revenue	11,763	8,349
Accounts payable and accrued liabilities	6,315	3,505
Dividend payable	—	1,030
Other liabilities	7,960	7,438
Liabilities of discontinued operation	—	8
Total liabilities	106,003	90,498
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,541,029 and 5,537,895 shares issued, respectively and 5,152,708 and 5,149,574 shares outstanding, respectively	55	55
Additional paid-in capital	108,129	107,887
Retained earnings	1,296	2,238
Accumulated other comprehensive loss, net of tax	(634)	(835)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)
Total stockholders’ equity	95,380	95,879
Total liabilities and stockholders’ equity	$201,383	$186,377

 See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Rental revenue	$5,951	$5,064	$11,358	$10,030
Revenue from property sales	245	277	1,071	370
Total revenue	6,196	5,341	12,429	10,400

Operating expenses of rental properties	1,872	1,747	4,285	4,198
Depreciation and amortization expense	1,886	1,638	3,704	3,279
Costs related to property sales	118	70	322	94
General and administrative expenses	1,847	1,696	3,858	3,880
Total expenses	5,723	5,151	12,169	11,451

Operating income (loss)	473	190	260	(1,051)

Interest expense	(917)	(774)	(1,844)	(1,678)
Investment income	71	141	105	188
Gain on sale of common stock in Centaur Media plc	—	—	—	318
Loss before income tax benefit	(373)	(443)	(1,479)	(2,223)
Income tax benefit	139	218	537	900
Loss from continuing operations	(234)	(225)	(942)	(1,323)
Discontinued operations, net of tax:
Gain from landscape nursery business, including the gain (loss) on sale of assets of $3 and ($28), net of tax, in the 2014 three month and six month periods, respectively	—	390	—	118

Net (loss) income	$(234)	$165	$(942)	$(1,205)

Basic net (loss) income per common share:
Loss from continuing operations	$(0.05)	$(0.04)	$(0.18)	$(0.26)
Income from discontinued operations	—	0.07	—	0.03
Basic net (loss) income per common share	$(0.05)	$0.03	$(0.18)	$(0.23)

Diluted net (loss) income per common share:
Loss from continuing operations	$(0.05)	$(0.04)	$(0.18)	$(0.26)
Income from discontinued operations	—	0.07	—	0.03
Diluted net (loss) income per common share	$(0.05)	$0.03	$(0.18)	$(0.23)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

Net (loss) income	$(234)	$165	$(942)	$(1,205)

Other comprehensive income (loss), net of tax:

Reclassifications included in net (loss) income	191	(144)	368	(191)

Increase (decrease) in fair value of Centaur Media plc	276	(212)	291	327

Unrealized loss on cash flow hedges	(132)	(221)	(458)	(332)

Total other comprehensive income (loss), net of tax	335	(577)	201	(196)

Total comprehensive income (loss)	$101	$(412)	$(741)	$(1,401)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended May 31, 2015 and May 31, 2014

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at November 30, 2013	5,534,687	$55	$107,603	$4,372	$(449)	$(13,466)	$98,115

Stock-based compensation	—	—	83	—	—	—	83

Exercise of stock options	3,208	—	80	—	—	—	80

Net loss	—	—	—	(1,205)	—	—	(1,205)

Total other comprehensive loss, net of tax	—	—	—	—	(196)	—	(196)

Balance at May 31, 2014	5,537,895	$55	$107,766	$3,167	$(645)	$(13,466)	$96,877

Balance at November 30, 2014	5,537,895	$55	$107,887	$2,238	$(835)	$(13,466)	$95,879

Stock-based compensation	—	—	162	—	—	—	162

Exercise of stock options	3,134	—	80	—	—	—	80

Net loss	—	—	—	(942)	—	—	(942)

Total other comprehensive income, net of tax	—	—	—	—	201	—	201

Balance at May 31, 2015	5,541,029	$55	$108,129	$1,296	$(634)	$(13,466)	$95,380

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended,
	May 31, 2015	May 31, 2014
Operating activities:
Net loss	$(942)	$(1,205)
(Income) from discontinued operations	—	(118)
Loss from continuing operations	(942)	(1,323)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,704	3,279
Gain on sales of property	(749)	(276)
Deferred income taxes	(537)	(900)
Stock-based compensation expense	162	213
Amortization of debt issuance costs	126	131
Accretion of discount on note receivable	(49)	(115)
Gain on sale of common stock in Centaur Media plc	—	(318)
Changes in assets and liabilities:
Other assets	1,172	872
Accounts payable and accrued liabilities	43	(70)
Deferred revenue	4,485	(625)
Other liabilities	379	106
Net cash provided by operating activities of continuing operations	7,794	974
Net cash used in operating activities of discontinued operations	—	(511)
Net cash provided by operating activities	7,794	463

Investing activities:
Additions to real estate assets	(14,080)	(8,927)
Deferred leasing costs and other	(669)	(127)
Proceeds from property sales returned from escrow	—	8,864
Proceeds from sales of common stock in Centaur Media plc	—	566
Proceeds from sale of business	—	169
Net cash (used in) provided by investing activities	(14,749)	545

Financing activities:
Proceeds from debt	10,891	—
Payments of debt	(1,094)	(1,069)
Dividends paid to stockholders	(1,030)	(1,029)
Debt issuance costs	(174)	(102)
Exercise of stock options	80	80
Net cash provided by (used in) financing activities	8,673	(2,120)
Net increase (decrease) in cash and cash equivalents	1,718	(1,112)
Cash and cash equivalents at beginning of period	17,059	14,179
Cash and cash equivalents at end of period	$18,777	$13,067

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

On May 13, 2015, Griffin Land & Nurseries, Inc. changed its name to Griffin Industrial Realty, Inc. (“Griffin”) to reflect better Griffin’s ongoing real estate business that is principally engaged in developing, managing and leasing industrial and, to a lesser extent, commercial properties.  Periodically, Griffin may also sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin’s core development and leasing strategy.  The accompanying unaudited consolidated financial statements of Griffin reflect its real estate business after Griffin sold its landscape nursery business in January 2014 (see below).

The growing operations of Griffin’s landscape nursery business, previously conducted through its wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”), is reported as a discontinued operation due to the sale, effective January 8, 2014, of its inventory and certain of its assets (the “Imperial Sale”) to Monrovia Connecticut LLC (“Monrovia”), a subsidiary of Monrovia Nursery Company (see Note 8). Concurrent with the Imperial Sale, a subsidiary of Griffin and Imperial entered into a long-term lease with Monrovia for Imperial’s Connecticut production nursery. Imperial was engaged in growing landscape nursery plants in containers for sale to independent retail garden centers and rewholesalers, whose main customers were landscape contractors. As the growing operations of Imperial are reflected as a discontinued operation in Griffin’s unaudited consolidated financial statements, Griffin’s continuing operations presented in the accompanying financial statements solely reflect its real estate business and, therefore, industry segment information is not presented.

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

As of May 31, 2015, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposure. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on the benchmark interest rates. Changes in the fair values of Griffin’s interest rate swap agreements are recorded as components of accumulated other comprehensive income (loss) in stockholders’ equity to the extent they are effective. Any ineffective portions of the changes in fair values of these instruments would be recorded as interest expense or interest income.

The results of operations for the three months ended May 31, 2015 (the “2015 second quarter”) and the six months ended May 31, 2015 (the “2015 six month period”) are not necessarily indicative of the results to be expected for the full year. The three months and six months ended May 31, 2014 are referred to herein as the “2014 second quarter” and “2014 six month period,” respectively.  Certain amounts from the 2014 periods have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest,” which requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of the associated debt liability, consistent with debt discounts. The guidance must be applied on a retrospective basis and will be effective for Griffin in fiscal 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on Griffin’s financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. This standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the update requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The update permits the use of either the retrospective or cumulative effect transition method. This update will be effective for Griffin in fiscal 2018 and early adoption is not permitted. Certain aspects of this new standard may affect revenue recognition of Griffin. Griffin is evaluating the impact that the application of this update will have on its consolidated financial statements.

2.              Real Estate Assets

Real estate assets, net consist of:

	Estimated Useful Lives	May 31, 2015	Nov. 30, 2014
Land		$17,676	$17,955
Land improvements	10 to 30 years	14,500	18,527
Buildings and improvements	10 to 40 years	136,556	135,857
Tenant improvements	Shorter of useful life or terms of related lease	17,804	14,820
Machinery and equipment	3 to 20 years	7,622	11,810
Construction in progress		14,418	3,829
Development costs		6,999	6,486
		215,575	209,284
Accumulated depreciation		(69,146)	(74,762)
		$146,429	$134,522

During the 2015 second quarter, land, land improvements, buildings and improvements and machinery and equipment of the Florida farm previously used by Imperial were reclassified into real estate assets held for sale as a result of the tenant leasing the Florida farm notifying Griffin of its intent to purchase the Florida farm under the purchase option in its lease (see below).

Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the Three Months Ended,		For the Six Months Ended,
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

Depreciation expense	$1,596	$1,374	$3,146	$2,798

Capitalized interest	$204	$251	$367	$375

In the 2013 fourth quarter, Griffin completed the sale of approximately 90 acres of undeveloped land for approximately $9,000 in cash, before transaction costs (the “Windsor Land Sale”). The land sold is located in Windsor, Connecticut and is part of an approximately 253 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut. Under the terms of the Windsor Land Sale, Griffin and the buyer are each constructing roadways connecting the land parcel sold with existing town roads. The roads being built will become new town roads, providing public access to the remaining acreage in Griffin’s land parcel. As a result of Griffin’s continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Accordingly, the revenue and pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including costs of the required roadwork. Costs included in determining the percentage of completion include the cost of the land sold, allocated master planning costs and the cost of road construction. At the closing of the Windsor Land Sale, cash proceeds of $8,860 were placed in escrow for the potential purchase of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. The proceeds held in escrow were returned to Griffin in the 2014 second quarter, as a replacement property was not acquired.

As of May 31, 2015, approximately 76% of the total costs related to the Windsor Land Sale have been incurred; therefore, from the date of the Windsor Land Sale through May 31, 2015, approximately 76% of the total revenue and pretax gain on the sale have been recognized in Griffin’s consolidated statements of operations. Griffin’s consolidated statements of operations for the 2015 second quarter and 2015 six month period include revenue of $245 and $1,071, respectively, and a pretax gain of $127 and $749, respectively, from the Windsor Land Sale. Griffin’s consolidated statements of operations for the 2014 second quarter and 2014 six month period include revenue of $277 and $370, respectively, and a pretax gain of $207 and $276, respectively, from the Windsor Land Sale. As of May 31, 2015, Griffin has recognized total revenue of $6,844 and a total pretax gain of $5,097 from the Windsor Land Sale. The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to take place in the third and fourth quarters of fiscal 2015. Deferred revenue on Griffin’s consolidated balance sheet as of May 31, 2015, includes $2,124 related to the Windsor Land Sale that will be recognized as the remaining costs are incurred. Including the pretax gain on sale recognized in the 2015 six month period, fiscal 2014 and fiscal 2013, the total pretax gain on the Windsor Land Sale is expected to be approximately $6,678 after all revenue is recognized and all costs are incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways being constructed, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods.

Real estate assets held for sale, net consist of:

	May 31, 2015	Nov. 30, 2014
Land	$565	$286
Land improvements	4,089	—
Building and improvements	1,207	—
Machinery and equipment	4,188	—
Development costs	9,677	9,657
	19,726	9,943
Accumulated depreciation	(8,312)	—
	$11,414	$9,943

Included in real estate assets held for sale, net as of May 31, 2015 are land, land improvements, buildings and improvements and machinery and equipment with a net book value of $1,451 reflecting the reclassification of the Florida farm assets from real estate assets, net in the 2015 second quarter.  The Florida farm had been used by Imperial prior to being shut down in fiscal 2008 and has been leased to a private company grower of landscape nursery products since fiscal 2009.  In the 2015 second quarter, the tenant that leases the Florida farm gave notice of its intent to exercise the purchase option for the Florida farm under the terms of its lease. The purchase price is approximately $4,100 and the sale is expected to close by the end of the fiscal 2015 third quarter. On June 1, 2015, Griffin received a deposit of $400 as required under the terms of the lease agreement.  There is no guarantee that this transaction will be completed based on its current terms, or at all.

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 assets include Griffin’s note receivable from Monrovia (see Note 8).  Level 2 liabilities include Griffin’s interest rate swap derivatives (see Note 5). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

During the 2015 six month period, Griffin did not transfer any assets or liabilities in or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	May 31, 2015
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$2,373	$—	$—

Interest rate swap liabilities	$—	$2,465	$—

	November 30, 2014
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$1,924	$—	$—

Interest rate swap asset	$—	$8	$—

Interest rate swap liabilities	$—	$2,330	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	May 31, 2015		November 30, 2014
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$18,777	$18,777	$17,059	$17,059
Available-for-sale securities	1	2,373	2,373	1,924	1,924
Note receivable	2	1,500	1,500	1,451	1,451
Interest rate swap	2	—	—	8	8

Financial liabilities:
Mortgage loans	2	79,965	80,909	70,168	71,014
Interest rate swaps	2	2,465	2,465	2,330	2,330

The amounts included in the financial statements for cash and cash equivalents, note receivable, leasing receivables and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The fair values of the available-for-sale securities are based on quoted market prices. The fair values of the mortgage loans are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current OIS rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

4.              Investment in Centaur Media plc

As of May 31, 2015, Griffin held 1,952,462 shares of common stock in Centaur Media plc (“Centaur Media”). Griffin’s investment in the common stock of Centaur Media is accounted for as an available-for-sale security under ASC 320-10, “Investments — Debt and Equity Securities.” Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive income (see Note 7). In the 2014 six month period, Griffin had a pretax gain of $318 from the sale of 500,000 shares of its Centaur Media common stock, which generated total cash proceeds of $566, after transaction costs. Griffin has not sold any of its Centaur Media common stock since the sale in the 2014 six month period.

The fair value, cost and unrealized gain of Griffin’s investment in Centaur Media are as follows:

	May 31, 2015	Nov. 30, 2014

Fair value	$2,373	$1,924
Cost	1,014	1,014
Unrealized gain	$1,359	$910

5.              Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	May 31, 2015	Nov. 30, 2014

5.73%, due August 1, 2015	$17,966	$18,189
Variable rate mortgage, due October 2, 2017*	6,306	6,394
Variable rate mortgage, due February 1, 2019*	10,751	10,888
Variable rate mortgage, due August 1, 2019*	7,598	7,691
Variable rate mortgage, due January 27, 2020*	3,789	3,848
Variable rate mortgage, due September 1, 2023*	—	8,875
Variable rate mortgage, due January 2, 2025*	19,604	—
5.09%, due July 1, 2029	7,570	7,750
5.09%, due July 1, 2029	6,381	6,533
Total nonrecourse mortgages	$79,965	$70,168

*       Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

On December 31, 2014, two subsidiaries of Griffin closed on a new nonrecourse mortgage (“the 2025 First Niagara Mortgage”) for $21,600. The 2025 First Niagara Mortgage refinanced an existing mortgage with First Niagara Bank (“First Niagara”) which was due on September 1, 2023 and was collateralized by an approximately 228,000 square foot industrial building (“4275 Fritch Drive”) in Lower Nazareth, Pennsylvania. The 2025 First Niagara Mortgage is collateralized by 4275 Fritch Drive along with an adjacent approximately 303,000 square foot industrial building (“4270 Fritch Drive”). Griffin received net proceeds of $10,891 at closing (before transaction costs), in addition to $8,859 used to refinance the existing mortgage with First Niagara.  The remaining $1,850 of loan proceeds will not be advanced until a portion of the remaining vacant space in 4270 Fritch Drive is leased. The 2025 First Niagara Mortgage has a ten-year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2025 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 First Niagara Mortgage closed, Griffin entered into an interest rate swap agreement with First Niagara that, combined with an existing interest rate swap agreement with First Niagara, effectively fixes the rate of the 2025 First Niagara Mortgage at 4.43% over the mortgage loan’s ten-year term.

As of May 31, 2015, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 3). No ineffectiveness on the cash flow hedges was recognized as of May 31, 2015 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2015 and 2014 six month periods, Griffin recognized losses (included in other comprehensive loss) before taxes of $727 and $526, respectively, on its interest rate swap agreements.

As of May 31, 2015, $1,115 was expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense. As of May 31, 2015, the net fair value of Griffin’s interest rate swap agreements was $2,465 and is included in other liabilities on Griffin’s consolidated balance sheet.

Griffin’s 5.73% nonrecourse mortgage loan on three industrial buildings in Tradeport with an aggregate of approximately 392,000 square feet matures on August 1, 2015 with a payment of $17,891 due on that date.  On June 9, 2015, a subsidiary of Griffin agreed to terms with 40|86 Mortgage Capital, Inc. (“40|86 Mortgage Capital”) on a nonrecourse mortgage loan of up to $18,000 (subject to certain limitations based on the loan to value percentage).  As per the terms of the proposed mortgage loan, $2,500 of the mortgage proceeds would be deposited into an escrow account that would become available to Griffin when a lease of approximately 88,000 square feet, currently on a month-to-month basis in one of the buildings that collateralizes the mortgage loan, is extended.  The proposed mortgage loan would have an interest rate of 4.33% and a fifteen year term with payments based on a thirty year amortization schedule. The mortgage proceeds would be used to refinance the mortgage loan on the three industrial buildings in Tradeport that matures on August 1, 2015. Closing on this proposed mortgage loan is subject to completion of a definitive mortgage agreement. There is no guarantee that the proposed mortgage loan with 40|86 Mortgage Capital will be completed on its current terms, or at all.

On June 3, 2015, a subsidiary of Griffin and Webster Bank agreed to terms on a nonrecourse mortgage loan of up to $14,100 (subject to certain limitations based on the loan to value percentage) on an approximately 280,000 square foot industrial building under construction in the Lehigh Valley (“5220 Jaindl Boulevard”) that is expected to be completed and placed in service in the 2015 third quarter.  The proposed mortgage loan with Webster Bank would have a floating interest rate of the one month LIBOR rate plus 1.65%, but Griffin would enter into an interest rate swap agreement with Webster Bank at closing to fix the rate for the entire loan term. The proposed mortgage loan with Webster Bank would have an initial funding of $11,500, with an additional $2,600 funded when the tenant that has leased approximately 196,000 square feet in 5220 Jaindl Boulevard exercises its option to lease the balance of the building or when another tenant leases the currently unleased space.  The proposed mortgage loan with Webster Bank would have a ten year term with payments based on a twenty-five year amortization schedule and is expected to close in the fiscal 2015 third quarter. Closing on this proposed mortgage loan is subject to completion of a definitive mortgage agreement. There is no guarantee that the proposed mortgage loan with Webster Bank will be completed on its current terms, or at all.

6.              Revolving Credit Agreement

Griffin has a $12,500 revolving credit line with Webster Bank (the “Webster Credit Line”) that expires May 1, 2016. The Webster Credit Line was scheduled to expire on May 1, 2015, however, prior to that date Griffin exercised its option to extend the Webster Credit Line for one year. Interest on borrowings under the Webster Credit Line is at the one month LIBOR rate plus 2.75%. The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. There have been no borrowings under the Webster Credit Line since its inception.

7.              Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended,		For the Six Months Ended,
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

Loss from continuing operations for computation of basic and diluted per share results, net of tax	$(234)	$(225)	$(942)	$(1,323)

Income from discontinued operations for computation of basic and diluted per share results, net of tax	—	390	—	118

Net (loss) income	$(234)	$165	$(942)	$(1,205)

Weighted average shares outstanding for computation of basic per share results	5,150,000	5,147,000	5,150,000	5,147,000

Incremental shares from assumed exercise of Griffin stock options (a)	—	—	—	—

Adjusted weighted average shares for computation of diluted per share results	5,150,000	5,147,000	5,150,000	5,147,000

(a)                Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. Such assessment is based on income (loss) from continuing operations when net income includes discontinued operations. The incremental shares from the assumed exercise of stock options for the three months and six months ended May 31, 2015 would have been 23,000 and 19,000, respectively.  The incremental shares from the assumed exercise of stock options for the three months and six months ended May 31, 2014 would have been 12,000 and 13,000, respectively.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”). Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions. Stock options issued will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant.

Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at May 31, 2015 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors either upon their initial election or their re-election to Griffin’s Board of Directors:

	For the Six Months Ended,
	May 31, 2015		May 31, 2014
	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date

Non-employee directors	8,282	$14.39	8,532	$12.42

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2015 and 2014 six month periods were as follows:

	For the Six Months Ended,
	May 31, 2015	May 31, 2014

Expected volatility	40.8%	38.9%
Risk free interest rate	2.0%	2.2%
Expected option term (in years)	8.5	8.5
Annual dividend yield	0.7%	0.7%

Activity under the 2009 Stock Option Plan is summarized as follows:

	For the Six Months Ended,
	May 31, 2015		May 31, 2014
	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	222,001	$30.35	239,677	$30.35
Granted	8,282	$31.38	8,532	$28.12
Exercised	(3,134)	$25.53	(3,208)	$24.94
Forfeited	—	$—	(23,000)	$30.27
Outstanding at end of period	227,149	$30.45	222,001	$30.35

Range of Exercise Prices	Outstanding at May 31, 2015	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00-$28.00	14,934	$25.43	6.7	$106
$28.00-$32.00	129,140	$29.06	5.9	$446
$32.00-$39.00	83,075	$33.52	3.4	$1
	227,149	$30.45	5.0	$553

Number of option holders at May 31, 2015	15

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended,		For the Six Months Ended,
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

Compensation expense - continuing operations	$69	$60	$162	$213
Compensation expense - discontinued operations	—	—	—	(130)
Net compensation expense	$69	$60	$162	$83

Related tax benefit - continuing operations	$23	$16	$41	$40
Related tax benefit - discontinued operations	—	—	—	—
Net related tax benefit	$23	$16	$41	$40

As of May 31, 2015, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2015	$82
Fiscal 2016	$79
Fiscal 2017	$19

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

For the six months ended May 31, 2015:

		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2014	$(1,464)	$629	$(835)

Other comprehensive (loss) income before reclassfications	(458)	291	(167)
Amounts reclassified	368	—	368
Net activity for other comprehensive loss	(90)	291	201
Balance May 31, 2015	$(1,554)	$920	$(634)

For the six months ended May 31, 2014:

		Unrealized gain	Actuarial gain
	Unrealized loss on	on investment in	on postretirement
	cash flow hedges	Centaur Media	benefits program	Total
Balance November 30, 2013	$(1,401)	$648	$304	$(449)

Other comprehensive (loss) income before reclassifications	(332)	327	—	(5)
Amounts reclassified	317	(204)	(304)	(191)
Net activity for other comprehensive loss	(15)	123	(304)	(196)
Balance May 31, 2014	$(1,416)	$771	$—	$(645)

The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended,
	May 31, 2015			May 31, 2014
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net income (loss):
Loss on cash flow hedges (interest expense)	$303	$(112)	$191	$253	$(93)	$160
Termination of postretirement benefits program ($283, net of tax to discontinued operations, $21, net of tax to general and administrative expense)	—	—	—	(485)	181	(304)
Total reclassifications included in net income (loss)	303	(112)	191	(232)	88	(144)

Mark to market adjustment on Centaur Media for a (decrease) increase in the foreign currency exchange rate	(23)	8	(15)	1	(1)	—

Mark to market adjustment on Centaur Media for an increase (decrease) in fair value	448	(157)	291	(327)	115	(212)

Decrease in fair value adjustments on Griffin’s cash flow hedges	(209)	77	(132)	(349)	128	(221)

Total other changes in other comprehensive income (loss)	216	(72)	144	(675)	242	(433)

Other comprehensive income (loss)	$519	$(184)	$335	$(907)	$330	$(577)

	For the Six Months Ended,
	May 31, 2015			May 31, 2014
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net income (loss):
Loss on cash flow hedges (interest expense)	$584	$(216)	$368	$503	$(186)	$317
Termination of postretirement benefits program ($283, net of tax to discontinued operations, $21, net of tax to general and administrative expense)	—	—	—	(485)	181	(304)
Realized gain on sale of Centaur Media (gain on sale)	—	—	—	(321)	117	(204)
Total reclassifications included in net income (loss)	584	(216)	368	(303)	112	(191)

Mark to market adjustment on Centaur Media for a (decrease) increase in the foreign currency exchange rate	(49)	17	(32)	62	(22)	40

Mark to market adjustment on Centaur Media for an increase in fair value	498	(175)	323	441	(154)	287

Decrease in fair value adjustments on Griffin’s cash flow hedges	(727)	269	(458)	(526)	194	(332)

Total change in other comprehensive income (loss)	(278)	111	(167)	(23)	18	(5)

Other comprehensive income (loss)	$306	$(105)	$201	$(326)	$130	$(196)

Cash Dividend

Griffin did not declare a cash dividend in the 2015 or 2014 six month periods. During the 2015 first quarter, Griffin paid $1,030 for the cash dividend declared in the 2014 fourth quarter. During the 2014 first quarter, Griffin paid $1,029 for the cash dividend declared in the 2013 fourth quarter.

8.    Discontinued Operation

Effective January 8, 2014, in accordance with the terms of the Imperial Sale, Imperial sold its inventory and certain assets for $732 in cash and a non-interest bearing note receivable of $4,250 (the “Promissory Note”). The Promissory Note was due in two installments: $2,750 was due and paid on June 1, 2014 and $1,500 was due and paid on June 1, 2015. The Promissory Note was discounted at 7% to its present value of $4,036 at inception and was secured by an irrevocable letter of credit. Under the terms of the Imperial Sale, Griffin and Imperial agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Imperial Sale and also agreed to certain non-competition restrictions for a four-year period. Net cash of $732 was received from Monrovia in the 2014 six month period and Griffin paid $563 in severance and other expenses related to the Imperial Sale.

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

Revenue and the pretax income from Imperial’s growing operations, reflected as a discontinued operation in Griffin’s consolidated statements of operations, were as follows:

	For the Three Months Ended	For the Six Months Ended
	May 31, 2014	May 31, 2014

Net sales and other revenue	$69	$80

Pretax income	$644	$244

The pretax loss from the Imperial Sale in the 2014 six month period was as follows:

Consideration received from Monrovia, reflecting initial cash of $732 and note receivable of $4,036	$4,768
Carrying value of assets sold, principally inventory	(4,561)
Curtailment of employee benefit plan	309
Severance and other expenses	(563)
$(47)

9.              Supplemental Financial Statement Information

Other Assets

Griffin’s other assets are comprised of the following:

	May 31, 2015	Nov. 30, 2014

Deferred leasing costs	$4,244	$4,059
Deferred rent receivable	3,828	3,454
Lease receivables	1,502	1,343
Mortgage escrows	1,373	1,073
Deferred financing costs	775	727
Prepaid expenses	523	2,133
Intangible assets	416	506
Property and equipment, net	190	230
Other	575	921
	$13,426	$14,446

Accounts Payable and Accrued Liabilities

Griffin’s accounts payable and accrued liabilities are comprised of the following:

	May 31, 2015	Nov. 30, 2014

Accrued construction costs and retainage	$4,677	$1,910
Trade payables	724	670
Accrued salaries, wages and other compensation	374	242
Accrued interest payable	356	312
Other	184	371
	$6,315	$3,505

Other Liabilities

Griffin’s other liabilities are comprised of the following:

	May 31, 2015	Nov. 30, 2014

Deferred compensation	$3,983	$3,784
Interest rate swap agreements	2,465	2,330
Prepaid rent from tenants	847	690
Conditional asset retirement obligations	288	288
Security deposits	273	224
Other	104	122
	$7,960	$7,438

Supplemental Cash Flow Information

Increases of $449 and $503 in the 2015 and 2014 six month periods, respectively, in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash. In the 2014 six month period, Griffin sold 500,000 shares of its Centaur Media common stock (see Note 4).

Accounts payable and accrued liabilities related to additions to real estate assets increased by $2,767 and $1,617 in the 2015 six month period and 2014 six month period, respectively.

Interest payments were as follows:

For the Three Months Ended,		For the Six Months Ended,
May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

$1,053	$955	$2,049	$1,930

Income Taxes

Griffin’s effective income tax rate on continuing operations was 36.3% for the 2015 six month period as compared to 40.5% for the 2014 six month period. The effective tax rate in the 2015 six month period is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

As of May 31, 2015, Griffin’s consolidated balance sheet includes a net deferred tax asset of $6,428. Although Griffin has incurred a cumulative pretax loss from continuing operations (excluding nonrecurring items) for the three fiscal years ended November 30, 2014, management has concluded that a valuation allowance against its net deferred tax assets is not required.

10.       Commitments and Contingencies

As of May 31, 2015, Griffin had committed purchase obligations of approximately $10,627, principally for the construction of 5220 Jaindl Boulevard and for building and tenant improvements in other Griffin properties.

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

11.       Subsequent Events

See Note 5 for disclosure of subsequent events related to Griffin’s nonrecourse mortgage loans.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On May 13, 2015, Griffin Land & Nurseries, Inc. changed its name to Griffin Industrial Realty, Inc. (“Griffin”) to reflect better Griffin’s ongoing real estate business that is principally engaged in developing, managing and leasing industrial and, to a lesser extent, commercial properties. Griffin’s unaudited consolidated financial statements reflect its real estate business after Griffin sold its landscape nursery business last year (see below). The significant accounting policies and methods used in the preparation of Griffin’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of Griffin’s audited consolidated financial statements for its fiscal year ended November 30, 2014 (“fiscal 2014”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2015.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and the estimated costs to complete required offsite improvements. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and six months ended May 31, 2015 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2014.

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

Summary

For the three months ended May 31, 2015 (the “2015 second quarter”), Griffin incurred a loss from continuing operations and a net loss of approximately $0.2 million. For the three months ended May 31, 2014 (the “2014 second quarter”), Griffin incurred a loss from continuing operations of approximately $0.2 million, income from discontinued operations of approximately $0.4 million and net income of approximately $0.2 million. Griffin’s loss from continuing operations was essentially unchanged in the 2015 second quarter as compared to the 2014 second quarter as an increase in operating income in the

2015 second quarter as compared to the 2014 second quarter was offset by higher interest expense, lower investment income and the effect of a lower effective income tax benefit rate in the 2015 second quarter as compared to the 2014 second quarter. The increase in operating income in the 2015 second quarter as compared to the 2014 second quarter was due principally to an increase in profit from leasing activities (rental revenue less operating expenses of rental properties), as more space was under lease in the 2015 second quarter than the 2014 second quarter, partially offset by higher depreciation and amortization expense in the 2015 second quarter as compared to the 2014 second quarter.

For the six months ended May 31, 2015 (the “2015 six month period”), Griffin incurred a loss from continuing operations and a net loss of approximately $0.9 million. For the six months ended May 31, 2014 (the “2014 six month period”), Griffin incurred a loss from continuing operations of approximately $1.3 million, income from discontinued operations of approximately $0.1 million and a net loss of approximately $1.2 million. Griffin’s lower loss from continuing operations in the 2015 six month period as compared to the 2014 six month period principally reflects operating income in the 2015 six month period as compared to an operating loss in the 2014 six month period, partially offset by higher interest expense and lower investment income in the 2015 six month period as compared to the 2014 six month period.  Griffin also benefitted from a gain on the sale of a portion of Griffin’s common stock in Centaur Media plc (“Centaur Media”) in the 2014 six month period (Griffin did not sell any of its Centaur Media common stock in the 2015 six month period). The increased operating results in the 2015 six month period as compared to the 2014 six month period principally reflect a higher gain on property sales and increased profit from leasing activities in the 2015 six month period as compared to the 2014 six month period, partially offset by higher depreciation and amortization expense in the 2015 six month period as compared to the 2014 six month period.

Results of Operations

2015 Second Quarter Compared to 2014 Second Quarter

Total revenue increased from approximately $5.3 million in the 2014 second quarter to approximately $6.2 million in the 2015 second quarter, reflecting an increase of approximately $0.9 million in rental revenue in the 2015 second quarter as compared to the 2014 second quarter. Rental revenue increased from approximately $5.1 million in the 2014 second quarter to approximately $6.0 million in the 2015 second quarter and revenue from property sales was approximately $0.2 million in both the 2014 and 2015 second quarters. The increase in rental revenue principally reflects: (a) an increase of approximately $1.0 million from leasing previously vacant space; partially offset by (b) a decrease of approximately $0.2 million from leases that expired and were not renewed.

A summary of the square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total Square Footage	Leased Square Footage	Percentage Leased
As of May 31, 2014	2,462,000	1,950,000	79%
As of November 30, 2014	2,765,000	2,317,000	84%
As of May 31, 2015	2,765,000	2,423,000	88%

Note: Not reflected in the total square footage or leased square footage in the table above is an approximately 280,000 square foot building currently under construction in Lehigh Valley Tradeport II (see Liquidity and Capital Resources). In the 2015 six month period, Griffin entered into a five-year lease for approximately 196,000 square feet in this building that includes a tenant option to lease the entire building.

The increase in total square footage subsequent to May 31, 2014 reflects an approximately 303,000 square foot industrial building (“4270 Fritch Drive”) completed and placed in service in the fiscal 2014 third quarter. That building, located in the Lehigh Valley of Pennsylvania, is adjacent to an approximately 228,000 square foot fully leased industrial building (“4275 Fritch Drive”). These two buildings combine to form Lehigh Valley Tradeport I, which was developed on land acquired by Griffin several years ago. A lease for approximately 201,000 square feet in 4270 Fritch Drive was signed in the fiscal 2014 fourth quarter, with tenant occupancy at the beginning of the 2015 second quarter. The reported overall vacancy rate in the Lehigh Valley continued to remain low through the first six months of fiscal 2015.

The increase of approximately 106,000 square feet in space leased as of May 31, 2015 as compared to November 30, 2014 reflects several new leases aggregating approximately 125,000 square feet, mostly for previously vacant industrial/warehouse space in New England Tradeport (“Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. A lease of approximately 88,000 square feet at 754 Rainbow Road in Tradeport, including approximately 16,000 square feet of previously vacant space that was added to the lease in fiscal 2015, is on a month-to-month basis, but is expected to become a long-term lease of approximately 88,000 square feet. In addition to the leasing of vacant space, Griffin extended several leases aggregating approximately 168,000 square feet that included approximately 127,000 square feet of industrial/warehouse space in Tradeport and approximately 41,000 square feet of office/flex space in Griffin Center and Griffin Center South. Two leases aggregating approximately 19,000 square feet of office/flex space in Griffin Center South expired and were not renewed. Activity by prospective tenants where Griffin’s Connecticut properties are located (the north submarket of Hartford) was muted during most of fiscal 2014; however, there was an increase in inquiries from prospective tenants, mostly for industrial/warehouse space, in the latter part of fiscal 2014 that continued into the first six months of fiscal 2015. There is no guarantee that an increase in inquiries by prospective tenants or an active real estate market will result in leasing space that was vacant as of May 31, 2015.

Revenue from property sales in both the 2015 and 2014 second quarters reflects the recognition of revenue related to the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the “Windsor Land Sale”) for cash proceeds of approximately $9.0 million (before transaction expenses) that closed in the fiscal year ended November 30, 2013 (“fiscal 2013”). Under the terms of the Windsor Land Sale, Griffin is required to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin’s continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method. From the closing of the Windsor Land Sale through the end of the 2015 second quarter, Griffin has recognized revenue of approximately $6.8 million from the Windsor Land Sale. The balance of the revenue from the Windsor Land Sale, approximately $2.1 million, will be recognized as the remaining costs of the required roadway construction are incurred, which is expected to be in the second half of fiscal 2015. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased from approximately $1.8 million in the 2014 second quarter to approximately $1.9 million in the 2015 second quarter. The increase of approximately $0.1 million in operating expenses of rental properties in the 2015 second quarter, as compared to the 2014 second quarter, principally reflects operating expenses of approximately $0.1 million at 4270 Fritch Drive that was placed in service in the 2014 third quarter. Operating expenses of all other rental properties was essentially unchanged in the 2015 second quarter as compared to the 2014 second quarter.

Depreciation and amortization expense increased from approximately $1.6 million in the 2014 second quarter to approximately $1.9 million in the 2015 second quarter. The increase of approximately $0.3 million in depreciation and amortization expense in the 2015 second quarter, as compared to the 2014 second quarter, reflects approximately $0.2 million related to 4270 Fritch Drive and an increase of approximately $0.1 million related to building improvements and tenant improvements in Griffin’s other properties.

Griffin’s general and administrative expenses increased from approximately $1.7 million in the 2014 second quarter to approximately $1.8 million in the 2015 second quarter. The increase of approximately $0.1 million in general and administrative expenses in the 2015 second quarter, as compared to the 2014 second quarter, principally reflects higher real estate tax expense on undeveloped land as the result of a lower amount of real estate taxes capitalized in the 2015 second quarter than the 2014 second quarter.

Griffin’s interest expense increased from approximately $0.8 million in the 2014 second quarter to approximately $0.9 million in the 2015 second quarter. The increase of approximately $0.1 million in interest expense in the 2015 second quarter, as compared to the 2014 second quarter, principally reflects interest expense of approximately $0.1 million from increased borrowings outstanding under nonrecourse mortgage loans in the 2015 second quarter as compared to the 2014 second quarter (see Liquidity and Capital Resources).

Investment income decreased approximately $0.1 million in the 2015 second quarter as compared to 2014 second quarter due principally to a decrease in interest income from the amortization of the discount on the note receivable from Monrovia related to the Imperial Sale that closed in January 2014.

Griffin’s effective income tax benefit rate decreased from 49.2% in the 2014 second quarter to 37.3% in the 2015 second quarter. The lower effective income tax benefit rate in the 2015 second quarter as compared to the 2014 second quarter principally reflects the effect in the 2015 second quarter of lower state income taxes as a result of apportionment changes. The effective tax rate for the 2015 second quarter is based on management’s projection of operating results for the fiscal 2015 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

Income from discontinued operations in the 2014 second quarter of approximately $0.4 million, net of tax, reflects the effect of the termination of Griffin’s postretirement benefits program and reclassification of actuarial gains previously reflected in other comprehensive income into net income. As substantially all of the former participants in Griffin’s postretirement benefits program were formerly employed in the growing operations of the landscape nursery business that was reported as a discontinued operation, the reclassification of the actuarial gains is mostly included in the results of discontinued operations in the 2014 second quarter.

2015 Six Month Period Compared to 2014 Six Month Period

Total revenue increased from approximately $10.4 million in the 2014 six month period to approximately $12.4 million in the 2015 six month period, reflecting an increase of approximately $1.3 million in rental revenue and an increase of approximately $0.7 million in revenue from property sales. Rental revenue increased from approximately $10.0 million in the 2014 six month period to approximately $11.3 million in the 2015 six month period and revenue from property sales increased from approximately $0.4 million in the 2014 six month period to approximately $1.1 million in the 2015 six month period. The increase in rental revenue principally reflects: (a) an increase of approximately $1.6 million from leasing previously vacant space; and (b) an increase of approximately $0.1 million due to the Imperial Lease being in place for the entire 2015 six month period as compared to a portion of the 2014 six month period; partially offset by (c) a decrease of approximately $0.4 million from leases that expired and were not renewed.

Revenue from property sales in both the 2014 and 2015 six month periods included only revenue recognized from the Windsor Land Sale, which is accounted for under the percentage of completion method. From the closing of the Windsor Land Sale through the end of the 2015 six month period, Griffin has recognized approximately $6.8 million of revenue on the Windsor Land Sale. The balance of the revenue from the Windsor Land Sale, approximately $2.1 million, will be recognized as the remaining costs of the required roadway construction are incurred, which is expected to be mostly in the second half of fiscal 2015. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased from approximately $4.2 million in the 2014 six month period to approximately $4.3 million in the 2015 six month period. An increase of approximately $0.2 million in the 2015 six month period for operating expenses of 4270 Fritch Drive that was placed in service in the 2014 third quarter was essentially offset by an overall net decrease of approximately $0.1 million in the 2015 six month period in operating expenses of all other properties.

Depreciation and amortization expense increased from approximately $3.3 million in the 2014 six month period to approximately $3.7 million in the 2015 six month period. The increase of approximately $0.4 million in depreciation and amortization expense in the 2015 six month period as compared to the 2014 six month period reflects approximately $0.3 million related to 4270 Fritch Drive and an increase of approximately $0.1 million related to building improvements and tenant improvements in Griffin’s other properties.

Griffin’s general and administrative expenses were approximately $3.9 million in both the 2014 and 2015 six month periods. An increase of approximately $0.1 million for real estate tax expense on undeveloped land, as a result of a lower amount of real estate taxes capitalized in the 2015 six month period compared to the 2014 six month period and an increase of approximately $0.1 million of expenses related to undeveloped land were essentially offset by a net decrease of approximately $0.2 million in all other general and administrative expenses in the 2015 six month period due to the timing of such expenses.

Griffin’s interest expense increased from approximately $1.7 million in the 2014 six month period to approximately $1.8 million in the 2015 six month period. The increase in interest expense of approximately $0.1 million in the 2015 six month period, as compared to the 2014 six month period, principally reflects approximately $0.2 million from an increase in borrowings outstanding under a new mortgage loan in the 2015 six month period (see Liquidity and Capital Resources), partially offset by a decrease in interest expense of approximately $0.1 million from mortgage loans outstanding in both periods due to the repayment of principal.

Investment income decreased from approximately $0.2 million in the 2014 six month period to approximately $0.1 million in the 2015 six month period. The decrease of approximately $0.1 million principally reflects lower interest income from the amortization of the discount on the note receivable from Monrovia related to the Imperial Sale that closed in January 2014.

In the 2014 six month period, Griffin reported an approximately $0.3 million gain from the sale of 500,000 shares of its common stock in Centaur Media for cash proceeds of approximately $0.6 million. Griffin holds 1,952,462 shares of Centaur Media common stock and has not sold any Centaur Media common stock subsequent to the end of the 2014 six month period. Management expects that it will continue to sell its Centaur Media common stock when it believes that sales terms are favorable.

Griffin’s effective income tax benefit rate decreased from 40.5% in the 2014 six month period to 36.3% in the 2015 six month period. The lower effective income tax benefit rate in the 2015 six month period as compared to the 2014 six month period principally reflects the effect in the 2015 six month period of lower state income taxes as a result of apportionment changes. The effective tax rate for the 2015 six month period is based on management’s projection of operating results for the fiscal 2015 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

Income from discontinued operations of approximately $0.1 million, net of tax, in the 2014 six month period reflects approximately $0.4 million, net of tax, for the effect of the termination of Griffin’s postretirement benefits program and reclassification of actuarial gains previously reflected in other comprehensive income into net income, partially offset by approximately $0.3 million, net of tax, for the loss from the growing operations of the landscape nursery business through the date of the Imperial Sale. As substantially all of the former participants in Griffin’s postretirement benefits program were formerly employed in the growing operations of the landscape nursery business that was reported as a discontinued operation, the reclassification of the actuarial gains is mostly included in the results of discontinued operations in the 2014 six month period.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

In the 2015 six month period, net cash provided by operating activities was approximately $7.8 million. In the 2014 six month period, net cash provided by operating activities of continuing operations was approximately $1.0 million and net cash provided by operating activities was approximately $0.5 million. The approximately $6.8 million increase in net cash provided by operating activities of continuing operations in the 2015 six month period over the net cash provided by operating activities of continuing operations in the 2014 six month period principally reflects approximately $5.8 million from more favorable changes in assets and liabilities in the 2015 six month period as compared to the 2014 six month period and approximately $1.0 million from improved results from continuing operations, as adjusted for noncash expenses and credits, in the 2015 six month period as compared to the 2014 six month period. The increase in cash from more favorable changes in assets and liabilities in the 2015 six month period, as compared to the 2014 six month period, principally reflects an increase in deferred revenue of approximately $4.5 million in the 2015 six month period as compared to a decrease in deferred revenue of approximately $0.6 million in the 2014 six month period. The increase in deferred revenue in the 2015 six month period includes cash of approximately $5.6 million received from the tenant in 758 Rainbow Road that will be recognized as additional rental revenue over the lease term. The cash received is related to Griffin’s investment in building improvements and tenant improvements in connection with the ten-year full building lease of 758 Rainbow Road, a 138,000 square foot Tradeport building.

Net cash used in investing activities was approximately $14.7 million in the 2015 six month period as compared to net cash provided by investing activities of approximately $0.5 million in the 2014 six month period. The net cash used in investing activities in the 2015 six month period reflects cash payments of approximately $14.1 million for additions to real estate assets and approximately $0.7 million for deferred leasing costs. The cash used for additions to real estate assets in the 2015 six month period includes: (a) approximately $7.4 million for building improvements and tenant improvements related to leases signed in the latter part of fiscal 2014 and the first half of fiscal 2015 (including approximately $5.4 million in connection with the ten-year full building lease of 758 Rainbow Road); (b) approximately $5.1 million for site work and construction on the undeveloped Lehigh Valley land parcel (see below); and (c) approximately $1.1 million for road construction related to the Windsor Land Sale.

In the 2015 six month period, Griffin continued the site work, started in the fourth quarter of fiscal 2014, on the Lehigh Valley land (known as “Lehigh Valley Tradeport II”) acquired in fiscal 2013 and fiscal 2014, and started construction on an approximately 280,000 square foot industrial building (“5220 Jaindl Boulevard”) on that land. 5220 Jaindl Boulevard is expected to be the first of two industrial buildings that have been approved for Lehigh Valley Tradeport II, which is expected to have a total of approximately 530,000 square feet of industrial space when fully developed. Griffin expects to spend a total of approximately $3.8 million (including the approximately $0.6 million spent in fiscal 2014) on the site work for Lehigh Valley Tradeport II. Griffin also expects to spend approximately $9.8 million in fiscal 2015 for construction of 5220 Jaindl Boulevard. In the 2015 six month period, Griffin entered into a five-year lease for approximately 196,000 square feet of 5220 Jaindl Boulevard. The tenant has an option to lease the balance of the building as specified under the lease terms. Griffin expects that construction of 5220 Jaindl Boulevard will be completed and commencement of the approximately 196,000 square foot lease will take place in the fiscal 2015 third quarter.

The net cash provided by investing activities of approximately $0.5 million in the 2014 six month period principally reflected cash proceeds from the Windsor Land Sale of approximately $8.9 million that were returned from escrow, cash proceeds of approximately $0.6 million from sales of Centaur Media common stock, and cash proceeds of approximately $0.2 million from the Imperial Sale, substantially offset by cash payments of approximately $8.9 million for additions to real estate assets and approximately $0.1 million for deferred leasing costs. At the closing of the Windsor Land Sale in the 2013 fourth quarter, the proceeds of approximately $8.9 million were placed in escrow for potential acquisition of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. As Griffin did not acquire a replacement property, the cash proceeds were returned to Griffin in the 2014 second quarter. Additions to real estate assets in the 2014 six month period principally reflected approximately $6.6 million for construction, on speculation, of 4270 Fritch Drive in Lehigh Valley Tradeport I. Construction of that building was completed in the third quarter of fiscal 2014, and that building is approximately 66% leased as of May 31, 2015. Additions to Griffin’s real estate assets in the 2014 six month period also included approximately $1.8 million of site work on a residential project and approximately $0.3 million related to the acquisition of an additional parcel of undeveloped land that is part of Lehigh Valley Tradeport II.

Net cash provided by financing activities was approximately $8.7 million in the 2015 six month period as compared to net cash used in financing activities of approximately $2.1 million in the 2014 six month period. The net cash provided by financing activities in the 2015 six month period reflects net proceeds of approximately $10.9 million from a mortgage loan (see below) and approximately $0.1 million received from the exercise of stock options; partially offset by (a) approximately $1.1 million of payments of principal on Griffin’s mortgage loans; (b) a payment of approximately $1.0 million for a dividend on Griffin’s common stock that was declared in the 2014 fourth quarter and paid in the 2015 six month period; and (c) approximately $0.2 million of payments for debt issuance costs related to the mortgage loan completed on December 31, 2014 (see below). The net cash used in financing activities in the 2014 six month period reflects approximately $1.1 million of payments of principal on Griffin’s mortgage loans, a payment of approximately $1.0 million for a dividend on Griffin’s common stock that was declared in the fourth quarter of fiscal 2013 and paid in the 2014 six month period and approximately $0.1 million of payments for debt issuance costs, partially offset by approximately $0.1 million received from the exercise of stock options.

On December 31, 2014, two subsidiaries of Griffin closed on a new nonrecourse mortgage loan (the “2025 First Niagara Mortgage”) for $21.6 million with First Niagara Bank (“First Niagara”). The 2025 First Niagara Mortgage refinanced an existing mortgage loan with First Niagara on 4275 Fritch Drive and added 4270 Fritch Drive, the other Lehigh Valley Tradeport I industrial building, to the collateral. The existing mortgage loan with First Niagara had a maturity date of September 1, 2023 and a floating rate of the one month LIBOR rate plus 1.95%. Griffin had entered into an interest rate swap agreement with First Niagara that effectively fixed the rate on that loan at 4.79%. Griffin received net cash proceeds from the 2025 First Niagara Mortgage of approximately $10.9 million at closing (before transaction costs), in addition to approximately $8.9 million used to refinance the existing mortgage loan with First Niagara and $1.85 million that will not be advanced by First Niagara until a portion of the remaining vacant space in 4270 Fritch Drive is leased. The 2025 First Niagara Mortgage has a ten-year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2025 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 First Niagara Mortgage closed, Griffin entered into an interest rate swap agreement that, combined with the existing interest rate swap agreement with First Niagara, effectively fixes the rate of the 2025 First Niagara Mortgage at 4.43% over the mortgage loan’s ten-year term.

Griffin’s payments (including principal and interest) under contractual obligations as of May 31, 2015 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$91.5	$22.4	$14.0	$25.2	$29.9
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	0.1	—	—	—
Operating Lease Obligations	0.2	0.2		—	—
Purchase Obligations (1)	10.6	10.6	—	—	—
Other (2)	4.0	—	—	—	4.0
	$106.4	$33.3	$14.0	$25.2	$33.9

(1)          Includes obligations for the development of Griffin’s properties, principally for construction of the new industrial/warehouse building in the Lehigh Valley.

(2)          Reflects the liability for Griffin’s non-qualified deferred compensation plan.

On June 27, 2014, Griffin entered into an agreement to sell approximately 29 acres of an approximately 45 acre land parcel in Griffin Center in Bloomfield, Connecticut for a purchase price of a minimum of $3.25 million, subject to adjustment based on the actual number of acres conveyed. Completion of this transaction is subject to significant contingencies, including the satisfactory completion of due diligence by the purchaser (a public educational authority in the state of Connecticut) and the purchaser obtaining a commitment from the State of Connecticut to fund the land acquisition and develop the property as planned by the purchaser. If this sale were to be completed, the development potential of the remaining unsold acreage of the land parcel may be severely limited. A closing on this transaction is not expected until fiscal 2016. There is no guarantee that this transaction will be completed under its current terms, or at all.

On June 1, 2015, Griffin received a deposit of $0.4 million from the private company grower of landscape nursery products that leases Imperial’s Florida farm for the purchase of that property under the purchase option in its lease. The purchase price is approximately $4.1 million and the sale is expected to close by the end of the fiscal 2015 third quarter. There is no guarantee that this transaction will be completed based on its current terms, or at all.

Griffin’s 5.73% nonrecourse mortgage loan on three industrial buildings in Tradeport with an aggregate of approximately 392,000 square feet matures on August 1, 2015 with a payment of approximately $18.0 million due on that date.  On June 9, 2015, a subsidiary of Griffin agreed to terms with 40|86 Mortgage Capital, Inc. (“40|86 Mortgage Capital”) on a nonrecourse mortgage loan of up to $18.0 million (subject to certain limitations based on the loan to value percentage). As per the terms of the proposed mortgage loan, $2.5 million of the mortgage proceeds would be deposited into an escrow account to be available to Griffin when the lease of approximately 88,000 square feet currently on a month-to month basis in 754 Rainbow Road, one of the buildings that collateralizes the mortgage loan, is extended.  The proposed mortgage would have an interest rate of 4.33% and a fifteen year term with payments based on a thirty year amortization schedule. The mortgage proceeds would be used to refinance the mortgage loan on the three industrial buildings in Tradeport that matures on August 1, 2015. Closing on this proposed mortgage loan is subject to completion of a definitive mortgage agreement. There is no guarantee that the proposed mortgage loan with 40|86 Mortgage Capital will be completed on its current terms, or at all.

On June 3, 2015, a subsidiary of Griffin and Webster Bank agreed to terms on a nonrecourse mortgage loan on 5220 Jaindl Boulevard of up to $14.1 million (subject to certain limitations based on the loan to value percentage) that is expected to be completed and placed in service in the 2015 third quarter. The proposed mortgage loan with Webster Bank would have a floating interest rate of the one-month LIBOR rate plus 1.65%, but Griffin would enter into an interest rate swap agreement with Webster Bank at closing to fix the interest rate for the entire loan term. The proposed mortgage loan with Webster Bank would have an initial funding of $11.5 million, with an additional $2.6 million funded when the tenant that has leased approximately 196,000 square feet in 5220 Jaindl Boulevard exercises its option to lease the balance of the building or when another tenant leases the currently unleased space.  The proposed mortgage loan with Webster Bank would have a ten year term with payments based on a twenty-five year amortization schedule and is expected to close in the fiscal 2015 third quarter. Closing on this proposed mortgage loan is subject to completion of a definitive mortgage agreement. There is no guarantee that the proposed mortgage loan with Webster Bank will be completed on its current terms, or at all.

In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in New England or the Mid-Atlantic states to expand the industrial/warehouse portion of its real estate portfolio. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio in the near term, but would construct a build-to-suit facility on its undeveloped land in Connecticut if lease terms are favorable.

As of May 31, 2015, Griffin had cash and cash equivalents of approximately $18.8 million. Management believes that its cash and cash equivalents as of May 31, 2015, cash generated from operations, proceeds from new mortgage loans and borrowing capacity under its $12.5 million revolving credit agreement with Webster Bank will be sufficient to meet its working capital requirements, the continued investment in real estate assets, including completion of construction of 5220 Jaindl Boulevard, and the payment of dividends on its common stock, when and if declared by the Board of Directors, for at least the next twelve months. Griffin may also continue to seek additional financing secured by nonrecourse mortgage loans on its properties. Griffin’s real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet that are not mortgaged.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, Griffin’s expectations regarding the leasing of currently vacant space, completion and timing of construction on 5220 Jaindl Boulevard and commencement of a lease for approximately 196,000 square feet in that building, the construction of additional facilities in the real estate business, the ability to obtain mortgage financing on Griffin’s

unleveraged properties, the closing on the proposed mortgage loans with 40|86 Mortgage Capital and Webster Bank, the completion of the sale of Imperial’s Florida farm, the completion of the sale of approximately 29 acres of an approximately 45 acre land parcel in Griffin Center in Bloomfield, Connecticut under contract as of May 31, 2015, Griffin’s anticipated future liquidity, and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014 filed with the Securities and Exchange Commission on February 13, 2015.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of May 31, 2015, Griffin had several nonrecourse mortgage loans aggregating approximately $48.0 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of May 31, 2015.

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

PART II                        OTHER INFORMATION

ITEM 1A.                 RISK FACTORS

There have been no material changes from risk factors as previously disclosed in Item 1A of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

ITEM 6.                          EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc.	8-K	001-12879	3.1	5/13/15
3.2	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.2	5/13/15
10.1†	Form of 401(k) Plan of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10	001-12879	10.7	4/8/97
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank	10-K	001-12879	10.24	2/28/02

						Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, National Association dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings LLC and First Niagara Bank dated April 1, 2013	10-Q	001-12879	10.49	6/1/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13
10.27	Revolving Line of Credit Note dated April 24, 2013	10-Q	001-12879	10.52	6/1/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

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

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: July 10, 2015		Frederick M. Danziger
Chairman and Chief Executive Officer

	BY:	/s/ ANTHONY J.GALICI
DATE: July 10, 2015		Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer