Form 10-Q
period 2015-08-31
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2015-10-09
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at October 2, 2015:  5,152,708

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I                                                     FINANCIAL INFORMATION

ITEM 1.                                                  FINANCIAL STATEMENTS

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	August 31, 2015	November 30, 2014
ASSETS
Real estate assets at cost, net	$156,970	$134,522
Real estate held for sale, net	9,963	9,943
Cash and cash equivalents	6,350	17,059
Deferred income taxes	5,640	5,996
Mortgage proceeds held in escrow	4,125	1,000
Available for sale securities - Investment in Centaur Media plc	2,562	1,924
Note receivable	—	1,451
Other assets	15,416	14,482
Total assets	$201,026	$186,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage loans	$79,528	$70,168
Deferred revenue	11,580	8,349
Accounts payable and accrued liabilities	5,203	3,505
Dividend payable	—	1,030
Other liabilities	7,844	7,438
Liabilities of discontinued operation	—	8
Total liabilities	104,155	90,498
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,541,029 and 5,537,895 shares issued, respectively, and 5,152,708 and 5,149,574 shares outstanding, respectively	55	55
Additional paid-in capital	108,159	107,887
Retained earnings	2,499	2,238
Accumulated other comprehensive loss, net of tax	(376)	(835)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)
Total stockholders’ equity	96,871	95,879
Total liabilities and stockholders’ equity	$201,026	$186,377

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Rental revenue	$6,608	$5,195	$17,966	$15,225
Revenue from property sales	1,576	904	2,647	1,274
Total revenue	8,184	6,099	20,613	16,499

Operating expenses of rental properties	2,125	1,800	6,410	5,998
Depreciation and amortization expense	1,923	1,711	5,627	4,990
Costs related to property sales	162	230	484	324
General and administrative expenses	1,333	1,642	5,191	5,522
Total expenses	5,543	5,383	17,712	16,834

Operating income (loss)	2,641	716	2,901	(335)

Interest expense	(801)	(987)	(2,645)	(2,665)
Investment income	6	31	111	219
Gain on sale of common stock in Centaur Media plc	—	—	—	318
Loss on debt extinguishment	—	(51)	—	(51)
Income (loss) before income tax (provision) benefit	1,846	(291)	367	(2,514)
Income tax (provision) benefit	(643)	93	(106)	993
Income (loss) from continuing operations	1,203	(198)	261	(1,521)
Discontinued operations, net of tax:
Income from landscape nursery business, including the loss on sale of assets of $28, net of tax, in the 2014 nine month period	—	26	—	144

Net income (loss)	$1,203	$(172)	$261	$(1,377)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.23	$(0.04)	$0.05	$(0.30)
Income from discontinued operations	—	0.01	—	0.03
Basic net income (loss) per common share	$0.23	$(0.03)	$0.05	$(0.27)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.23	$(0.04)	$0.05	$(0.30)
Income from discontinued operations	—	0.01	—	0.03
Diluted net income (loss) per common share	$0.23	$(0.03)	$0.05	$(0.27)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014

Net income (loss)	$1,203	$(172)	$261	$(1,377)

Other comprehensive income (loss), net of tax:

Reclassifications included in net income (loss)	189	158	557	(33)

Increase (decrease) in fair value of Centaur Media plc	123	(147)	414	180

Unrealized loss on cash flow hedges	(54)	(58)	(512)	(390)

Total other comprehensive income (loss), net of tax	258	(47)	459	(243)

Total comprehensive income (loss)	$1,461	$(219)	$720	$(1,620)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended August 31, 2015 and August 31, 2014

(dollars in thousands)

(unaudited)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at November 30, 2013	5,534,687	$55	$107,603	$4,372	$(449)	$(13,466)	$98,115

Stock-based compensation	—	—	146	—	—	—	146

Exercise of stock options	3,208	—	80	—	—	—	80

Net loss	—	—	—	(1,377)	—	—	(1,377)

Total other comprehensive loss, net of tax	—	—	—	—	(243)	—	(243)

Balance at August 31, 2014	5,537,895	$55	$107,829	$2,995	$(692)	$(13,466)	$96,721

Balance at November 30, 2014	5,537,895	$55	$107,887	$2,238	$(835)	$(13,466)	$95,879

Stock-based compensation	—	—	192	—	—	—	192

Exercise of stock options	3,134	—	80	—	—	—	80

Net income	—	—	—	261	—	—	261

Total other comprehensive income, net of tax	—	—	—	—	459	—	459

Balance at August 31, 2015	5,541,029	$55	$108,159	$2,499	$(376)	$(13,466)	$96,871

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Nine Months Ended,
	August 31, 2015	August 31, 2014
Operating activities:
Net income (loss)	$261	$(1,377)
Income from discontinued operations	—	(144)
Income (loss) from continuing operations	261	(1,521)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	5,627	4,990
Gain on sales of property	(2,163)	(950)
Stock-based compensation expense	192	276
Amortization of debt issuance costs	174	196
Deferred income taxes	106	(993)
Accretion of discount on note receivable	(49)	(139)
Gain on sale of common stock in Centaur Media plc	—	(318)
Loss on debt extinguishment	—	51
Changes in assets and liabilities:
Other assets	(631)	(1,363)
Accounts payable and accrued liabilities	442	(207)
Deferred revenue	5,478	504
Other liabilities	477	248
Net cash provided by operating activities of continuing operations	9,914	774
Net cash used in operating activities of discontinued operations	—	(69)
Net cash provided by operating activities	9,914	705

Investing activities:
Additions to real estate assets	(26,461)	(12,473)
Proceeds from collection of note receivable	1,500	2,750
Deferred leasing costs and other	(836)	(178)
Proceeds from sales of property	400	—
Proceeds from property sales returned from escrow	—	8,864
Proceeds from sales of common stock in Centaur Media plc	—	566
Proceeds from sale of business	—	169
Net cash used in investing activities	(25,397)	(302)

Financing activities:
Proceeds from mortgages	28,891	5,477
Payments of debt	(19,531)	(1,512)
Mortgage proceeds held in escrow	(3,125)	(1,000)
Dividends paid to stockholders	(1,030)	(1,029)
Debt issuance costs	(511)	(108)
Exercise of stock options	80	80
Net cash provided by financing activities	4,774	1,908
Net (decrease) increase in cash and cash equivalents	(10,709)	2,311
Cash and cash equivalents at beginning of period	17,059	14,179
Cash and cash equivalents at end of period	$6,350	$16,490

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

As of August 31, 2015, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposure. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

The growing operation of Griffin’s landscape nursery business, previously conducted through its wholly-owned subsidiary, Imperial Nurseries, Inc. (“Imperial”), is reported as a discontinued operation due to the sale, effective January 8, 2014, of its inventory and certain of its assets (the “Imperial Sale”) to Monrovia Connecticut LLC (“Monrovia”), a subsidiary of Monrovia Nursery Company (see Note 8). Concurrent with the Imperial Sale, a subsidiary of Griffin and Imperial entered into a long-term lease with Monrovia for Imperial’s Connecticut production nursery. Imperial was engaged in growing landscape nursery plants in containers for sale to independent retail garden centers and rewholesalers, whose main customers were landscape contractors. As the growing operations of Imperial are reflected as a discontinued operation in Griffin’s unaudited consolidated financial statements, Griffin’s continuing operations presented in the accompanying financial statements solely reflect its real estate business and, therefore, industry segment information is not presented.

The results of operations for the three months ended August 31, 2015 (the “2015 third quarter”) and the nine months ended August 31, 2015 (the “2015 nine month period”) are not necessarily indicative of the results to be expected for the full year. The three months and nine months ended August 31, 2014 are referred to herein as the “2014 third quarter” and “2014 nine month period,” respectively.  Certain amounts from the 2014 periods have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest-Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which addresses line-of-credit arrangements that were omitted from Accounting Standards Update No. 2015-03 (see below).  This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this guidance is not expected to have a material impact on Griffin’s financial position or results of operations.

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” which defers the effective date of Accounting Standards Update No. 2014-09 (see below) for Griffin until fiscal 2019.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. This standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the Update requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The Update permits the use of either the retrospective or cumulative effect transition method. This Update will be effective for Griffin in fiscal 2019 and early adoption is not permitted. Certain aspects of this new standard may affect revenue recognition of Griffin. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

2.              Real Estate Assets

Real estate assets, net consist of:

	Estimated Useful Lives	Aug. 31, 2015	Nov. 30, 2014
Land		$17,955	$17,955
Land improvements	10 to 30 years	22,755	18,527
Buildings and improvements	10 to 40 years	147,480	135,857
Tenant improvements	Shorter of useful life or terms of related lease	19,570	14,820
Machinery and equipment	3 to 20 years	11,810	11,810
Construction in progress		9,104	3,927
Development costs		7,306	6,388
		235,980	209,284
Accumulated depreciation		(79,010)	(74,762)
		$156,970	$134,522

Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the Three Months Ended,		For the Nine Months Ended,
	Aug. 31, 2015	Aug. 31, 2014	Aug. 31, 2015	Aug. 31, 2014

Depreciation expense	$1,619	$1,459	$4,765	$4,257

Capitalized interest	$290	$49	$657	$424

In the 2013 fourth quarter, Griffin completed the sale of approximately 90 acres of undeveloped land for approximately $9,000 in cash, before transaction costs (the “Windsor Land Sale”). The land sold is located in Windsor, Connecticut and is part of an approximately 253 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut. Under the terms of the Windsor Land Sale, Griffin and the buyer are each constructing roadways connecting the land parcel sold with existing town roads. The roads being built will become new town roads, providing public access to the remaining acreage in Griffin’s land parcel. As a result of Griffin’s continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Accordingly, the revenue and pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including costs of the required roadwork. Costs included in determining the percentage of completion include the cost of the land sold, allocated master planning costs and the cost of road construction. At the closing of the Windsor Land Sale, cash proceeds of $8,860 were placed in escrow for the potential purchase of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. The proceeds held in escrow (including interest earned) were returned to Griffin in the 2014 second quarter, as a replacement property was not acquired.

As of August 31, 2015, approximately 89% of the total costs related to the Windsor Land Sale have been incurred; therefore, from the date of the Windsor Land Sale through August 31, 2015, approximately 89% of the total revenue and pretax gain on the sale have been recognized in Griffin’s consolidated statements of operations. Griffin’s consolidated statements of operations for the 2015 third quarter and 2015 nine month period include revenue of $1,176 and $2,247, respectively, and a pretax gain of $1,014 and $1,763, respectively, from the Windsor Land Sale. Griffin’s consolidated statements of operations for the 2014 third quarter and 2014 nine month period include revenue of $904 and $1,274, respectively, and a pretax gain of $674 and $950, respectively, from the Windsor Land Sale. As of August 31, 2015, Griffin has recognized total revenue of $8,020 and a total pretax gain of $6,111 from the Windsor Land Sale. The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to take place mostly in the fourth quarter of fiscal 2015. Deferred revenue on Griffin’s consolidated balance sheet as of August 31, 2015, includes $948 related to the Windsor Land Sale that will be recognized as the remaining costs are incurred. The total pretax gain on the Windsor Land Sale is expected to be approximately $6,833 after all revenue is recognized and all costs are incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways being constructed, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods.

The Florida farm that had been used by Imperial prior to being shut down in fiscal 2009 has been leased to a private company grower of landscape nursery products since fiscal 2009.  In the 2015 second quarter, the tenant that leases the Florida farm gave notice of its intent to exercise the purchase option for the Florida farm under the terms of its lease for approximately $4,100.  On June 1, 2015, Griffin received a deposit of $400 as required under the terms of the lease agreement.  In August 2015, that tenant informed Griffin that it would not close on the purchase of the Florida farm. Imperial and the tenant subsequently entered into a Holdover and Settlement Agreement (the “Agreement”) which permits the tenant to continue to lease the Florida farm at an agreed upon rental rate through April 30, 2016. The Agreement also stipulates that Imperial is entitled to retain the deposit against the purchase price made by the tenant when it exercised its option to purchase the Florida farm, therefore, the $400 deposit is reflected as property sales revenue in Griffin’s consolidated statements of operations for the 2015 third quarter and 2015 nine month period.

Real estate assets held for sale, net consist of:

	Aug. 31, 2015	Nov. 30, 2014
Land	$286	$286
Development costs	9,677	9,657
	$9,963	$9,943

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 assets include Griffin’s note receivable from Monrovia that was fully collected on June 1, 2015 (see Note 8).  Level 2 assets and liabilities include Griffin’s interest rate swap derivatives (see Note 5). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

During the 2015 nine month period, Griffin did not transfer any assets or liabilities in or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	August 31, 2015
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$2,562	$—	$—

Interest rate swap liabilities	$—	$2,251	$—

	November 30, 2014
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$1,924	$—	$—

Interest rate swap asset	$—	$8	$—

Interest rate swap liabilities	$—	$2,330	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	August 31, 2015		November 30, 2014
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$6,350	$6,350	$17,059	$17,059
Available-for-sale securities	1	2,562	2,562	1,924	1,924
Note receivable	2	—	—	1,451	1,451
Interest rate swap	2	—	—	8	8

Financial liabilities:
Mortgage loans	2	79,528	80,522	70,168	71,014
Interest rate swaps	2	2,251	2,251	2,330	2,330

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

4.              Investment in Centaur Media plc

As of August 31, 2015, Griffin held 1,952,462 shares of common stock in Centaur Media plc (“Centaur Media”). Griffin’s investment in the common stock of Centaur Media is accounted for as an available-for-sale security under ASC 320-10, “Investments — Debt and Equity Securities.” Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive income (see Note 7). In the 2014 nine month period, Griffin had a pretax gain of $318 from the sale of 500,000 shares of its Centaur Media common stock, which generated total cash proceeds of $566, after transaction costs. Griffin has not sold any of its Centaur Media common stock since the sale in the 2014 nine month period.

The fair value, cost and unrealized gain of Griffin’s investment in Centaur Media are as follows:

	Aug. 31, 2015	Nov. 30, 2014

Fair value	$2,562	$1,924
Cost	1,014	1,014
Unrealized gain	$1,548	$910

5.              Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	Aug. 31, 2015	Nov. 30, 2014

5.73%, due August 1, 2015	$—	$18,189
Variable rate mortgage, due October 2, 2017*	6,262	6,394
Variable rate mortgage, due February 1, 2019*	10,681	10,888
Variable rate mortgage, due August 1, 2019*	7,550	7,691
Variable rate mortgage, due January 27, 2020*	3,759	3,848
Variable rate mortgage, due September 1, 2023*	—	8,875
Variable rate mortgage, due January 2, 2025*	19,494	—
5.09%, due July 1, 2029	7,478	7,750
5.09%, due July 1, 2029	6,304	6,533
4.33%, due August 1, 2030	18,000	—
Total nonrecourse mortgages	$79,528	$70,168

* Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

On July 29, 2015, a subsidiary of Griffin closed on a new nonrecourse mortgage with 40|86 Mortgage Capital, Inc. (“the 40|86 Mortgage”) for $18,000. The 40|86 Mortgage refinanced an existing 5.73% nonrecourse mortgage which was due on August 1, 2015 and was collateralized by three industrial buildings totaling approximately 392,000 square feet (“75 International Drive,” “754 Rainbow Road” and

“758 Rainbow Road”) in New England Tradeport, Griffin’s industrial park located in Windsor and East Granby, Connecticut.  The 40|86 Mortgage is collateralized by the same three properties.  Griffin received proceeds of $14,875 at closing (before transaction costs), which were applied to the payoff of the maturing existing mortgage of $17,891.  The remaining $3,125 of loan proceeds were placed in escrow at closing.  As per the terms of the 40|86 Mortgage, $2,500 of the escrowed proceeds are expected to be released to Griffin in the 2015 fourth quarter as the tenant that was leasing approximately 88,000 square feet on a month-to-month basis in 754 Rainbow Road has extended into a long-term lease for that space. $600 of mortgage proceeds deposited into escrow will be released to Griffin when tenant improvement work for the full building tenant in 758 Rainbow Road is completed and $25 placed in escrow was released subsequent to August 31, 2015 upon renewal of insurance coverage on the mortgaged properties.  The 40|86 Mortgage has a fifteen year term with monthly payments based on a thirty year amortization schedule. The interest rate for the 40|86 Mortgage is 4.33%.

On December 31, 2014, two subsidiaries of Griffin closed on a new nonrecourse mortgage (“the 2025 First Niagara Mortgage”) for $21,600. The 2025 First Niagara Mortgage refinanced an existing mortgage with First Niagara Bank (“First Niagara”) which was due on September 1, 2023 and was collateralized by an approximately 228,000 square foot industrial building (“4275 Fritch Drive”) in Lower Nazareth, Pennsylvania. The 2025 First Niagara Mortgage is collateralized by 4275 Fritch Drive along with an adjacent approximately 303,000 square foot industrial building (“4270 Fritch Drive”). Griffin received net proceeds of $10,891 at closing (before transaction costs), in addition to $8,859 used to refinance the existing mortgage with First Niagara.  The remaining $1,850 of loan proceeds will not be advanced until a portion of the remaining vacant space of approximately 101,000 square feet in 4270 Fritch Drive is leased. The 2025 First Niagara Mortgage has a ten year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2025 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 First Niagara Mortgage closed, Griffin entered into an interest rate swap agreement with First Niagara that, combined with an existing interest rate swap agreement with First Niagara, effectively fixes the rate of the 2025 First Niagara Mortgage at 4.43% over the mortgage loan’s ten year term.

As of August 31, 2015, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 3). No ineffectiveness on the cash flow hedges was recognized as of August 31, 2015 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2015 and 2014 nine month periods, Griffin recognized losses (included in other comprehensive loss) before taxes of $812 and $619, respectively, on its interest rate swap agreements.

As of August 31, 2015, $1,068 was expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense. As of August 31, 2015, the net fair value of Griffin’s interest rate swap agreements was $2,251 and is included in other liabilities on Griffin’s consolidated balance sheet.

On September 1, 2015, a subsidiary of Griffin closed on a new nonrecourse mortgage with Webster Bank (the “2015 Webster Mortgage”) for $14,100.  The 2015 Webster Mortgage is collateralized by an approximately 280,000 square foot industrial building in the Lehigh Valley of Pennsylvania (“5220 Jaindl Boulevard”) that was completed and placed in service at the end of the 2015 third quarter.  Griffin received proceeds of $11,500 at closing (before transaction costs), with the remaining $2,600 of loan proceeds to be advanced when, and if, the tenant that is leasing approximately 196,000 square feet in 5220 Jaindl Boulevard exercises its option to lease the balance of the building or when, and if, another tenant leases the currently unleased space on terms acceptable to Webster Bank.  The tenant’s option to lease the balance of the building expires December

15, 2015. The 2015 Webster Mortgage has a ten year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2015 Webster Mortgage is a floating rate of the one month LIBOR rate plus 1.65%. At the time the 2015 Webster Mortgage closed, Griffin also entered into an interest rate swap agreement with Webster Bank for a notional principal amount of $11,500 at inception to fix the interest rate on the funds advanced under the 2015 Webster Mortgage at 3.77%.

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

7.              Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended,		For the Nine Months Ended,
	Aug. 31, 2015	Aug. 31, 2014	Aug. 31, 2015	Aug. 31, 2014

Income (loss) from continuing operations for computation of basic and diluted per share results, net of tax	$1,203	$(198)	$261	$(1,521)

Income from discontinued operations for computation of basic and diluted per share results, net of tax	—	26	—	144

Net income (loss)	$1,203	$(172)	$261	$(1,377)

Weighted average shares outstanding for computation of basic per share results	5,153,000	5,150,000	5,151,000	5,148,000

Incremental shares from assumed exercise of Griffin stock options (a)	23,000	—	21,000	—

Adjusted weighted average shares for computation of diluted per share results	5,176,000	5,150,000	5,172,000	5,148,000

(a)                       Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. Such assessment is based on income (loss) from continuing operations when net income includes discontinued operations. The incremental shares from the assumed exercise of stock options for the three months and nine months ended August 31, 2014 would have been 3,000 and 12,000, respectively.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”). Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions. Stock options issued will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at August 31, 2015 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors either upon their initial election or their re-election to Griffin’s Board of Directors:

	For the Nine Months Ended,
	August 31, 2015		August 31, 2014
	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date

Non-employee directors	8,282	$14.39	8,532	$12.42

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model.  Assumptions used in determining the fair value of the stock options granted in the 2015 and 2014 nine month periods were as follows:

	For the Nine Months Ended,
	August 31, 2015	August 31, 2014

Expected volatility	40.8%	38.9%
Risk free interest rate	2.0%	2.2%
Expected option term (in years)	8.5	8.5
Annual dividend yield	0.7%	0.7%

Activity under the 2009 Stock Option Plan is summarized as follows:

	For the Nine Months Ended,
	August 31, 2015		August 31, 2014
	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	222,001	$30.35	239,677	$30.35
Granted	8,282	31.38	8,532	28.12
Exercised	(3,134)	25.53	(3,208)	24.94
Forfeited	(1,422)	28.12	(23,000)	30.27
Outstanding at end of period	225,727	$30.47	222,001	$30.35

Range of Exercise Prices	Outstanding at August 31, 2015	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00-$28.00	14,934	$25.43	6.4	$91
$28.00-$32.00	127,718	29.07	5.6	310
$32.00-$39.00	83,075	33.52	3.1	—
	225,727	$30.47	4.8	$401

Number of option holders at August 31, 2015	15

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended,		For the Nine Months Ended,
	Aug. 31, 2015	Aug. 31, 2014	Aug. 31, 2015	Aug. 31, 2014

Compensation expense - continuing operations	$30	$63	$192	$276
Compensation benefit - discontinued operations	—	—	—	(130)
Net compensation expense	$30	$63	$192	$146

Related tax benefit - continuing operations	$8	$19	$49	$59
Related tax expense - discontinued operations	—	—	—	(15)
Net related tax benefit	$8	$19	$49	$44

As of August 31, 2015, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2015	$38
Fiscal 2016	$75
Fiscal 2017	$19

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	For the Nine Months Ended August 31, 2015
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2014	$(1,464)	$629	$(835)

Other comprehensive (loss) income before reclassfications	(512)	414	(98)
Amounts reclassified	557	—	557
Net activity for other comprehensive loss	45	414	459
Balance August 31, 2015	$(1,419)	$1,043	$(376)

	For the Nine Months Ended August 31, 2014
		Unrealized gain	Actuarial gain
	Unrealized loss on	on investment in	on postretirement
	cash flow hedges	Centaur Media	benefits program	Total
Balance November 30, 2013	$(1,401)	$648	$304	$(449)

Other comprehensive (loss) income before reclassifications	(390)	180	—	(210)
Amounts reclassified	475	(204)	(304)	(33)
Net activity for other comprehensive loss	85	(24)	(304)	(243)
Balance August 31, 2014	$(1,316)	$624	$—	$(692)

The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended,
	August 31, 2015			August 31, 2014
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net income (loss):
Loss on cash flow hedges (interest expense)	$300	$(111)	$189	$252	$(94)	$158
Total reclassifications included in net income (loss)	300	(111)	189	252	(94)	158

Mark to market adjustment on Centaur Media for an increase (decrease) in the foreign currency exchange rate	10	(4)	6	(17)	6	(11)

Mark to market adjustment on Centaur Media for an increase (decrease) in fair value	179	(62)	117	(209)	73	(136)

Decrease in fair value adjustments on Griffin’s cash flow hedges	(85)	31	(54)	(93)	35	(58)

Total other changes in other comprehensive income (loss)	104	(35)	69	(319)	114	(205)

Other comprehensive income (loss)	$404	$(146)	$258	$(67)	$20	$(47)

	For the Nine Months Ended,
	August 31, 2015			August 31, 2014
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax

Reclassifications included in net income (loss):
Loss on cash flow hedges (interest expense)	$884	$(327)	$557	$755	$(280)	$475
Termination of postretirement benefits program ($283, net of tax, to discontinued operations, $21, net of tax, to general and administrative expense)	—	—	—	(485)	181	(304)
Realized gain on sale of Centaur Media (gain on sale)	—	—	—	(321)	117	(204)
Total reclassifications included in net income (loss)	884	(327)	557	(51)	18	(33)

Mark to market adjustment on Centaur Media for a (decrease) increase in the foreign currency exchange rate	(39)	13	(26)	45	(16)	29

Mark to market adjustment on Centaur Media for an increase in fair value	677	(237)	440	232	(81)	151

Decrease in fair value adjustments on Griffin’s cash flow hedges	(812)	300	(512)	(619)	229	(390)

Total change in other comprehensive income (loss)	(174)	76	(98)	(342)	132	(210)

Other comprehensive income (loss)	$710	$(251)	$459	$(393)	$150	$(243)

Cash Dividend

Griffin did not declare a cash dividend in the 2015 or 2014 nine month periods. During the 2015 first quarter, Griffin paid $1,030 for the cash dividend declared in the 2014 fourth quarter. During the 2014 first quarter, Griffin paid $1,029 for the cash dividend declared in the 2013 fourth quarter.

8.              Discontinued Operation

Effective January 8, 2014, in accordance with the terms of the Imperial Sale, Imperial sold its inventory and certain assets for $732 in cash and a non-interest bearing note receivable of $4,250 (the “Promissory Note”). The Promissory Note was due in two installments: $2,750 was due and paid on June 1, 2014 and $1,500 was due and paid on June 1, 2015. The Promissory Note was discounted at 7% to its present value of $4,036 at inception and was secured by an irrevocable letter of credit. Under the terms of the Imperial Sale, Griffin and Imperial agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Imperial Sale and also agreed to certain non-competition restrictions for a four-year period. Net cash of $732 was received from Monrovia in the 2014 nine month period and Griffin paid $563 in severance and other expenses related to the Imperial Sale.

Concurrent with the Imperial Sale, Imperial and River Bend Holdings, LLC, a wholly-owned subsidiary of Griffin, entered into a Lease and Option Agreement and an Addendum to such agreement (the “Imperial Lease” and together with the Imperial Sale, the “Imperial Transaction”) with Monrovia, pursuant to which Monrovia is leasing Imperial’s Connecticut production nursery for a ten-year period, with options to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease provides for net annual rent payable to Griffin of $500 for each of the first five years with rent for subsequent years determined in accordance with the Imperial Lease. The Imperial Lease also grants Monrovia an option to purchase most of the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations during the first thirteen years of the lease period for $10,500, or $7,000 if only a certain portion of the land is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease. Accordingly, the operating results of Imperial’s growing operations are reflected as a discontinued operation in Griffin’s consolidated statements of operations for all periods presented and the assets and liabilities of the growing operations of Imperial (excluding those assets that are part of the Imperial Lease) are shown as assets and liabilities of the discontinued operation on Griffin’s consolidated balance sheets.

Revenue and the pretax income from Imperial’s growing operations, reflected as a discontinued operation in Griffin’s consolidated statements of operations, were as follows:

	For the Three Months Ended August 31, 2014	For the Nine Months Ended August 31, 2014

Net sales and other revenue	$79	$159

Pretax income	$62	$306

The pretax loss from the Imperial Sale in the 2014 nine month period was as follows:

Consideration received from Monrovia, reflecting initial cash of $732 and note receivable of $4,036	$4,768
Carrying value of assets sold, principally inventory	(4,561)
Curtailment of employee benefit plan	309
Severance and other expenses	(563)
$(47)

9.              Supplemental Financial Statement Information

Other Assets

Griffin’s other assets are comprised of the following:

	Aug. 31, 2015	Nov. 30, 2014

Deferred leasing costs	$4,175	$4,059
Deferred rent receivable	4,027	3,454
Prepaid expenses	3,075	2,133
Deferred financing costs	1,064	727
Lease receivables	959	1,343
Mortgage escrows	539	1,073
Intangible assets, net	335	506
Property and equipment, net	176	230
Assets of discontinued operation	36	36
Other	1,030	921
	$15,416	$14,482

Accounts Payable and Accrued Liabilities

Griffin’s accounts payable and accrued liabilities are comprised of the following:

	Aug. 31, 2015	Nov. 30, 2014

Accrued construction costs and retainage	$3,166	$1,910
Trade payables	638	670
Accrued salaries, wages and other compensation	581	242
Accrued interest payable	330	321
Other	488	362
	$5,203	$3,505

Other Liabilities

Griffin’s other liabilities are comprised of the following:

	Aug. 31, 2015	Nov. 30, 2014

Deferred compensation plan	$3,786	$3,784
Interest rate swap agreements	2,251	2,330
Prepaid rent from tenants	1,156	690
Conditional asset retirement obligations	288	288
Security deposits	268	224
Other	95	122
	$7,844	$7,438

Supplemental Cash Flow Information

Increases of $638 and $277 in the 2015 and 2014 nine month periods, respectively, in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect

Griffin’s cash. In the 2014 nine month period, Griffin sold 500,000 shares of its Centaur Media common stock (see Note 4).

Accounts payable and accrued liabilities related to additions to real estate assets increased by $1,256 and $20 in the 2015 nine month period and 2014 nine month period, respectively.

Interest payments were as follows:

For the Three Months Ended,		For the Nine Months Ended,
Aug. 31, 2015	Aug. 31, 2014	Aug. 31, 2015	Aug. 31, 2014

$1,070	$963	$3,119	$2,893

Income Taxes

Griffin’s effective income tax rate on continuing operations was 28.9% for the 2015 nine month period as compared to 39.5% for the 2014 nine month period. The effective tax rate in the 2015 nine month period is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

As of August 31, 2015, Griffin’s consolidated balance sheet includes a net deferred tax asset of $5,640. Although Griffin has incurred a cumulative pretax loss from continuing operations (excluding nonrecurring items) for the three fiscal years ended November 30, 2014, management has concluded that a valuation allowance against its net deferred tax assets is not required.

10.       Commitments and Contingencies

As of August 31, 2015, Griffin had committed purchase obligations of approximately $1,269, principally for building and tenant improvements in its properties.

On June 27, 2014, Griffin entered into an agreement to sell approximately 29 acres of an approximately 45 acre land parcel of the undeveloped land in Griffin Center for a minimum purchase price of $3,250, subject to adjustment based on the actual number of acres conveyed. If this sale were to be completed, the development potential of the remaining unsold acreage of the land parcel will be severely limited. Completion of this transaction is subject to significant contingencies, including a period for due diligence by the purchaser, which does not expire until fiscal 2016. There is no guarantee that this transaction will be completed under its current terms, or at all.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to Griffin’s consolidated financial position, results of operations or cash flows.

11.       Subsequent Events

See Note 5 for disclosure of the subsequent event related to the closing on a nonrecourse mortgage loan on September 1, 2015.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and the estimated costs to complete required offsite improvements. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and nine months ended August 31, 2015 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2014.

Effective January 8, 2014, Griffin completed the sale (the “Imperial Sale”) of the growing operations of its wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”) to Monrovia Connecticut LLC (“Monrovia”) and entered into a lease of Imperial’s Connecticut farm to Monrovia (the “Imperial Lease” and together with the Imperial Sale, the “Imperial Transaction”). Accordingly, Imperial’s growing operations are reflected as a discontinued operation in Griffin’s consolidated financial statements for all periods presented.

Summary

For the three months ended August 31, 2015 (the “2015 third quarter”), Griffin had income from continuing operations and net income of approximately $1.2 million. For the three months ended August 31, 2014 (the “2014 third quarter”), Griffin incurred a loss from continuing operations and a net loss of approximately $0.2 million. Griffin’s income from continuing operations and net income in the 2015 third quarter as compared to a loss from continuing operations and net loss in the 2014 third quarter reflects an increase in operating income and lower interest expense in the 2015 third quarter as compared to the 2014 third quarter. The increase in operating income in the 2015 third quarter as compared to the 2014 third quarter was due principally to an increase in profit from leasing activities (rental revenue less operating expenses of rental properties)1 from approximately $3.4 million in the 2014 third quarter to approximately $4.5 million in the 2015 third quarter, as more space was under lease in the 2015 third quarter than the 2014 third quarter. The increase in operating income in the 2015 third quarter as compared to the 2014 third quarter also reflects an increase in gain from property sales and lower general and administrative expenses, partially offset by higher depreciation and amortization expense in the 2015 third quarter as compared to the 2014 third quarter.

For the nine months ended August 31, 2015 (the “2015 nine month period”), Griffin had income from continuing operations and net income of approximately $0.3 million. For the nine months ended August 31, 2014 (the “2014 nine month period”), Griffin incurred a loss from continuing operations of approximately $1.5 million, income from discontinued operations of approximately $0.1 million and a net loss of approximately $1.4 million. Griffin’s income from continuing operations in the 2015 nine month period as compared to a loss from continuing operations in the 2014 nine month period principally reflects operating income in the 2015 nine month period as compared to an operating loss in the 2014 nine month period, partially offset by lower investment income in the 2015 nine month period as compared to the 2014 nine month period, and a gain on the sale of a portion of Griffin’s common stock in Centaur Media plc (“Centaur Media”) included in the 2014 nine month period. Griffin did not sell any of its Centaur Media common stock in the 2015 nine month period. The operating income in the 2015 nine month period as compared to an operating loss in the 2014 nine month period principally reflects an increase in profit from leasing activities from approximately $9.2 million in the 2014 nine month period to approximately $11.6 million in the 2015 nine month period, a higher gain on property sales and lower general and administrative expenses in the 2015 nine month period as compared to the 2014 nine month period, partially offset by higher depreciation and amortization expense in the 2015 nine month period as compared to the 2014 nine month period.

Results of Operations

2015 Third Quarter Compared to 2014 Third Quarter

Total revenue increased from approximately $6.1 million in the 2014 third quarter to approximately $8.2 million in the 2015 third quarter, reflecting increases of approximately $1.4 million in rental revenue and approximately $0.7 million in revenue from property sales in the 2015 third quarter as compared to the 2014 third quarter. Rental revenue increased from approximately $5.2 million in the 2014 third quarter to approximately $6.6 million in the 2015 third quarter. The increase in rental revenue principally reflects: (a) an increase of approximately $1.3 million from leasing previously vacant space; (b) approximately $0.3 million from a tenant in connection with an agreement to terminate early the lease of an approximately 31,000 square foot industrial building; partially offset by (c) a decrease of approximately $0.2 million from leases that expired and were not renewed.

A summary of the square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total Square Footage	Leased Square Footage	Percentage Leased
As of August 31, 2014	2,765,000	2,113,000	76%
As of November 30, 2014	2,765,000	2,317,000	84%
As of August 31, 2015	3,045,000	2,587,000	85%

(1)         Profit from leasing activities is not a financial measure in conformity with U.S. GAAP. It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating profit as a measure of operating results in accordance with U.S. GAAP.

The increase in total square footage as of August 31, 2015 as compared to November 30, 2014 reflects an approximately 280,000 square foot industrial building (“5220 Jaindl Boulevard”) completed and placed in service at the end of the 2015 third quarter. That building, located in the Lehigh Valley of Pennsylvania, is the first of two industrial buildings being developed on an approximately 50 acre parcel of undeveloped land, known as Lehigh Valley Tradeport II, acquired in fiscal 2013. A five year lease for approximately 196,000 square feet in 5220 Jaindl Boulevard became effective at the start of the 2015 fourth quarter (no rental revenue related to this lease was recognized prior to August 31, 2015). The tenant in 5220 Jaindl Boulevard has an option, exercisable through December 15, 2015, to lease the balance of the building.

The net increase of approximately 270,000 square feet in space leased subsequent to November 30, 2014 reflects the lease of approximately 196,000 square feet in 5220 Jaindl Boulevard and several new leases aggregating approximately 152,000 square feet of previously vacant space in other buildings, partially offset by several leases aggregating approximately 48,000 square feet that expired and were not renewed and a lease of approximately 31,000 square feet that was terminated prior to its scheduled expiration date. The leasing of previously vacant space was mostly warehouse/industrial space in New England Tradeport (“Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut. In addition to the leasing of vacant space, thus far in fiscal 2015, Griffin has extended several leases aggregating approximately 405,000 square feet that included approximately 342,000 square feet of industrial/warehouse space in Tradeport (including a lease of approximately 88,000 square feet that had expired and was on a month-to-month basis which is now on a long-term basis) and approximately 63,000 square feet of office/flex space in Griffin Center and Griffin Center South.

Activity by prospective tenants where Griffin’s Connecticut properties are located (the north submarket of Hartford) was muted during most of fiscal 2014; however, there was an increase in inquiries from prospective tenants, mostly for industrial/warehouse space, in the latter part of fiscal 2014 that continued throughout the first nine months of fiscal 2015. Leasing activity in the Lehigh Valley in fiscal 2015 has been somewhat slower than the previous year, however, the reported overall vacancy rate there continued to remain low through the first nine months of fiscal 2015. There is no guarantee that an increase in inquiries by prospective tenants or an active real estate market will result in leasing space that was vacant as of August 31, 2015.

Revenue from property sales increased from approximately $0.9 million in the 2014 third quarter to approximately $1.6 million in the 2015 third quarter. Revenue from property sales in the 2015 third quarters reflects: (a) the recognition of approximately $1.2 million of revenue related to the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the “Windsor Land Sale”)  that closed in the fiscal year ended November 30, 2013 (“fiscal 2013”); and (b) $0.4 million from retaining a deposit on a land sale that did not close. Property sales revenue in the 2014 third quarter solely reflected revenue recognized from the Windsor Land Sale. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Under the terms of the Windsor Land Sale, Griffin is required to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin’s continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Through the end of the 2015 third quarter, Griffin has recognized revenue of approximately $8.0 million from the Windsor Land Sale. The balance of the revenue from the Windsor Land Sale, approximately $1.0 million, will be recognized as the remaining costs of the required roadway construction are incurred, which is expected to be mostly in the fourth quarter of fiscal 2015.

In the 2015 third quarter, Griffin received a deposit of $0.4 million from the tenant that leases Imperial’s production nursery in Quincy, Florida (the “Florida Farm”) in connection with the tenant giving notice to Griffin that it was exercising its option under the lease to purchase the Florida Farm. The tenant subsequently notified Griffin that it would not close on the purchase of the Florida Farm. Griffin retained the deposit and entered into an agreement that permits the tenant to continue to lease the Florida Farm at an agreed upon rental rate through April 30, 2016.

Operating expenses of rental properties increased from approximately $1.8 million in the 2014 third quarter to approximately $2.1 million in the 2015 third quarter. The increase of approximately $0.3 million in operating expenses of rental properties in the 2015 third quarter, as compared to the 2014 third quarter, principally reflects an increase in real estate taxes of approximately $0.2 million at 4270 Fritch Drive (this building was placed in service in the 2014 third quarter) as the building was reassessed by the local jurisdiction after a lease for approximately 201,000 square feet in that building was completed. Operating expenses of all other rental properties increased approximately $0.1 million in the 2015 third quarter as compared to the 2014 third quarter.

Depreciation and amortization expense increased from approximately $1.7 million in the 2014 third quarter to approximately $1.9 million in the 2015 third quarter. The increase of approximately $0.2 million in depreciation and amortization expense in the 2015 third quarter, as compared to the 2014 third quarter, reflects depreciation expense of approximately $0.1 million on the tenant improvements related to the lease at 4270 Fritch Drive that commenced in the second quarter of fiscal 2015 and an increase of approximately $0.1 million in depreciation expense related to building improvements and tenant improvements in Griffin’s other properties.

Griffin’s general and administrative expenses decreased from approximately $1.6 million in the 2014 third quarter to approximately $1.3 million in the 2015 third quarter. The decrease of approximately $0.3 million in general and administrative expenses in the 2015 third quarter, as compared to the 2014 third quarter, principally reflects approximately $0.3 million in lower expenses related to Griffin’s deferred compensation plan. The lower expenses related to Griffin’s deferred compensation plan reflect the effect on participant balances of the lower stock market performance in the 2015 third quarter as compared to the 2014 third quarter.

Griffin’s interest expense decreased from approximately $1.0 million in the 2014 third quarter to approximately $0.8 million in the 2015 third quarter. The decrease of approximately $0.2 million in interest expense in the 2015 third quarter, as compared to the 2014 third quarter principally reflects an increase of approximately $0.3 million of interest capitalized in the 2015 third quarter as compared to the 2014 third quarter. The increase in interest capitalized reflects the increased construction activity in the 2015 third quarter as compared to the 2014 third quarter. Partially offsetting the higher amount of capitalized interest was approximately $0.1 million of interest expense from increased borrowings outstanding under nonrecourse mortgage loans in the 2015 third quarter as compared to the 2014 third quarter (see Liquidity and Capital Resources).

Investment income was essentially unchanged in the 2015 third quarter as compared to the 2014 third quarter. In the 2014 third quarter, Griffin incurred a loss on debt extinguishment of approximately $0.1 million related to the refinancing of two nonrecourse mortgages by two of Griffin’s subsidiaries with Farm Bureau Life Insurance Company. The mortgage loans that were refinanced had original maturity dates of April 1, 2016 and October 2, 2017. The refinancing generated additional mortgage proceeds, reduced the interest rates and extended the maturities of both mortgage loans to 15 years from the date of the refinancing.

Griffin’s effective income tax rate increased from 32.0% in the 2014 third quarter to 34.8% in the 2015 third quarter. The higher effective income tax rate in the 2015 third quarter as compared to the 2014 third quarter principally reflects the effect in the 2015 third quarter of changes in the apportionment of income between states. The effective tax rate for the 2015 third quarter is based on management’s projection of operating results for the fiscal 2015 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

2015 Nine Month Period Compared to 2014 Nine Month Period

Total revenue increased from approximately $16.5 million in the 2014 nine month period to approximately $20.6 million in the 2015 nine month period, reflecting an increase of approximately $2.7 million in rental revenue and an increase of approximately $1.4 million in revenue from property sales. Rental revenue increased from approximately $15.2 million in the 2014 nine month period to approximately $17.9 million in the 2015 nine month period. The increase in rental revenue principally reflects: (a) an increase of approximately $2.9 million from leasing previously vacant space; (b) the receipt of approximately $0.3 million from a tenant in connection with an agreement to terminate early the lease of an approximately 31,000 square foot industrial building; and (c) an increase of approximately $0.1 million due to the Imperial Lease being in place for the entire 2015 nine month period as compared to a portion of the 2014 nine month period; partially offset by (d) a decrease of approximately $0.6 million from leases that expired and were not renewed.

Revenue from property sales increased from approximately $1.3 million in the 2014 nine month period to approximately $2.7 million in the 2015 nine month period. Revenue from property sales in the 2015 nine month period reflects (a) the recognition of approximately $2.3 million of revenue related to the Windsor Land Sale; and (b) $0.4 million from the retention of a deposit related to the sale of the Florida Farm, which did not close (see Results of Operations, 2015 Third Quarter Compared to 2014 Third Quarter above). Through the end of the 2015 nine month period, Griffin has recognized approximately $8.0 million of revenue from the Windsor Land Sale. The balance of the revenue from the Windsor Land Sale, approximately $1.0 million, will be recognized as the remaining costs of the required roadway construction are incurred, which is expected to be mostly in the fourth quarter of fiscal 2015. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased from approximately $6.0 million in the 2014 nine month period to approximately $6.4 million in the 2015 nine month period. The increase in operating expenses of rental properties of approximately $0.4 million was due to an increase of approximately $0.4 million in operating expenses, principally real estate taxes, of 4270 Fritch Drive, which was placed in service in the 2014 third quarter.  Operating expenses of all other rental properties were essentially unchanged in the 2015 nine month period as compared to the 2014 nine month period.

Depreciation and amortization expense increased from approximately $5.0 million in the 2014 nine month period to approximately $5.6 million in the 2015 nine month period. The increase of approximately $0.6 million in depreciation and amortization expense in the 2015 nine month period as compared to the 2014 nine month period reflects approximately $0.4 million related to 4270 Fritch Drive and an increase of approximately $0.2 million related to building improvements and tenant improvements in Griffin’s other properties.

Griffin’s general and administrative expenses decreased from approximately $5.5 million in the 2014 nine month period to approximately $5.2 million in the 2015 nine month period. The decrease of approximately $0.3 million principally reflects: (a) $0.3 million in lower expenses related to Griffin’s deferred compensation plan; and (b) a decrease of approximately $0.3 million in other general and administrative expenses due principally to timing of when expenses were incurred; partially offset by (c) an increase of approximately $0.3 million in expenses related to Griffin’s undeveloped land, which are included in general and administrative expenses.  The lower expenses related to Griffin’s deferred compensation plan reflect the effect on participant balances of the lower stock market performance in the 2015 nine month period as compared to the 2014 nine month period.

Griffin’s interest expense of approximately $2.6 million was essentially unchanged in the 2015 nine month period as compared to the 2014 nine month period. A decrease in interest expense of approximately $0.2 million due to a higher amount of interest being capitalized in the 2015 nine month period as compared to the 2014 nine month period was offset by an increase in interest expense of approximately $0.2 million from an increase in borrowings outstanding under a new mortgage loan that closed on December 31, 2014 (see Liquidity and Capital Resources).

Investment income decreased from approximately $0.2 million in the 2014 nine month period to approximately $0.1 million in the 2015 nine month period. The decrease of approximately $0.1 million principally reflects lower interest income from the amortization of the discount on the note receivable from Monrovia related to the Imperial Sale that closed in January 2014. The note receivable from Monrovia was fully paid on June 1, 2015.

In the 2014 nine month period, Griffin reported an approximately $0.3 million gain from the sale of 500,000 shares of its common stock in Centaur Media for cash proceeds of approximately $0.6 million. Griffin holds 1,952,462 shares of Centaur Media common stock and has not sold any Centaur Media common stock subsequent to the end of the 2014 nine month period. Management expects that it will continue to sell its Centaur Media common stock when it believes that sales terms are favorable. Also in the 2014 nine month period, Griffin incurred a loss on debt extinguishment of approximately $0.1 million related to the refinancing of two nonrecourse mortgages by two of Griffin’s subsidiaries with Farm Bureau (see Results of Operations, 2015 Third Quarter Compared to 2014 Third Quarter above).

Griffin’s effective income tax rate decreased from 39.5% in the 2014 nine month period to 28.9% in the 2015 nine month period. The lower effective income tax rate in the 2015 nine month period as compared to the 2014 nine month period principally reflects the relatively greater effect of permanent differences on the effective tax rate due to the low amount of pretax income in the 2015 nine month period as compared to the 2014 nine month period. The effective tax rate for the 2015 nine month period is based on management’s projection of operating results for the fiscal 2015 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

Income from discontinued operations of approximately $0.1 million, net of tax, in the 2014 nine month period reflects approximately $0.3 million, net of tax, for the effect of the termination of Griffin’s postretirement benefits program and reclassification of actuarial gains previously reflected in other comprehensive income into net income, partially offset by approximately $0.2 million, net of tax, for the loss from the growing operations of the landscape nursery business through the date of the Imperial Sale. As substantially all of the former participants in Griffin’s postretirement benefits program were formerly employed in the growing operations of the landscape nursery business that was reported as a discontinued operation, the reclassification of the actuarial gains is mostly included in the results of discontinued operations in the 2014 nine month period.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

In the 2015 nine month period, net cash provided by operating activities was approximately $9.9 million. In the 2014 nine month period, net cash provided by operating activities of continuing operations was approximately $0.8 million and net cash provided by operating activities was approximately $0.7 million. The approximately $9.1 million increase in net cash provided by operating activities of continuing operations in the 2015 nine month period over the net cash provided by operating activities of continuing operations in the 2014 nine month period principally reflects approximately $6.6 million from more favorable changes in assets and liabilities in the 2015 nine month period as compared to the 2014 nine month period and approximately $2.6 million from improved results from continuing operations, as adjusted for noncash expenses and credits, in the 2015 nine month period as compared to the 2014 nine month period. The increase in cash from more favorable changes in assets and liabilities in the 2015 nine month period, as compared to the 2014 nine month period, principally reflects an increase in deferred revenue of approximately $5.5 million in the 2015 nine month period as compared to approximately $0.5 million in the 2014 nine month period. The increase in deferred revenue in the 2015 nine month period includes cash of approximately $5.5 million received from the tenant in 758 Rainbow Road, for tenant improvements, that will be recognized as additional rental revenue over the lease term.

Net cash used in investing activities was approximately $25.4 million in the 2015 nine month period as compared to approximately $0.3 million in the 2014 nine month period. The net cash used in investing activities in the 2015 nine month period reflects cash payments of approximately $26.5 million for additions to real estate assets and approximately $0.8 million for deferred leasing costs, partially offset by $1.5 million received from the second and final payment under the note receivable from Monrovia and $0.4 million from the deposit retained on the sale of the Florida Farm that was not completed. The cash used for additions to real estate assets in the 2015 nine month period includes: (a) approximately $14.3 million for construction of 5220 Jaindl Boulevard, tenant improvements for the lease in that building and site work in Lehigh Valley Tradeport II (see below); (b) approximately $11.1 million for building improvements and tenant improvements related to leases signed in the latter part of fiscal 2014 and fiscal

2015 (including approximately $7.4 million in connection with the ten-year full building lease of 758 Rainbow Road); and (c) approximately $1.0 million for road construction related to the Windsor Land Sale.

In the 2015 nine month period, Griffin completed the construction of 5220 Jaindl Boulevard in Lehigh Valley Tradeport II and substantially completed the site work for 5210 Jaindl Boulevard, the second of two industrial buildings that have been approved for development in Lehigh Valley Tradeport II. Lehigh Valley Tradeport II is expected to have a total of approximately 532,000 square feet of industrial space when fully developed. Griffin expects to begin construction of 5210 Jaindl Boulevard in the next six months.

The net cash used in investing activities of approximately $0.3 million in the 2014 nine month period principally reflected cash payments of approximately $12.5 million for additions to real estate assets and approximately $0.2 million for deferred leasing costs, substantially offset by: (a) cash proceeds of approximately $8.9 million from the Windsor Land Sale that were returned from escrow; (b) cash proceeds of approximately $2.8 million received from the first payment under the note receivable from Monrovia; (c) cash proceeds of approximately $0.6 million from sales of Centaur Media common stock; and (d) cash proceeds of approximately $0.2 million from the Imperial Sale. At the closing of the Windsor Land Sale in the 2013 fourth quarter, the proceeds of approximately $8.9 million were placed in escrow for potential acquisition of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. As Griffin did not acquire a replacement property, the cash proceeds were returned to Griffin in the 2014 second quarter. Additions to real estate assets in the 2014 nine month period principally reflected approximately $8.4 million for construction, on speculation, of 4270 Fritch Drive in Lehigh Valley Tradeport I. Construction of that building was completed in the 2014 third quarter, and that building is approximately 66% leased as of August 31, 2015. Additions to Griffin’s real estate assets in the 2014 nine month period also included approximately $1.9 million for site work on a residential project and approximately $0.3 million related to the acquisition of an additional parcel of undeveloped land that is part of Lehigh Valley Tradeport II.

Net cash provided by financing activities was approximately $4.8 million in the 2015 nine month period as compared to approximately $1.9 million in the 2014 nine month period. The net cash provided by financing activities in the 2015 nine month period reflects net proceeds of approximately $28.9 million from two mortgage loans (see below) and approximately $0.1 million received from the exercise of stock options; partially offset by (a) approximately $19.5 million of payments of principal on Griffin’s mortgage loans; (b) approximately $3.1 million of mortgage proceeds placed in escrow; (c) a payment of approximately $1.0 million for a dividend on Griffin’s common stock that was declared in the 2014 fourth quarter and paid in the 2015 nine month period; and (d) approximately $0.5 million of payments for debt issuance costs related to the mortgage loans completed in the 2015 nine month period. The net cash provided by financing activities in the 2014 nine month period reflected: (a) proceeds of approximately $5.5 million from a mortgage loan; and (b) approximately $0.1 million received from the exercise of stock options; partially offset by (c) approximately $1.5 million of payments of principal on Griffin’s mortgage loans; (d) a payment of approximately $1.0 million for a dividend on Griffin’s common stock that was declared in the fourth quarter of fiscal 2013 and paid in the 2014 nine month period;  (e) $1.0 million of mortgage proceeds placed in escrow; and (f) approximately $0.1 million of payments for debt issuance costs.

On December 31, 2014, two subsidiaries of Griffin closed on a new $21.6 million nonrecourse mortgage loan (the “2025 First Niagara Mortgage”) with First Niagara Bank (“First Niagara”). The 2025 First Niagara Mortgage refinanced an existing mortgage loan with First Niagara on 4275 Fritch Drive and added 4270 Fritch Drive, the other Lehigh Valley Tradeport I industrial building, to the collateral. The existing mortgage loan with First Niagara had a maturity date of September 1, 2023 and a floating rate of the one month LIBOR rate plus 1.95%. Griffin had entered into an interest rate swap agreement with First Niagara that effectively fixed the rate on that loan at 4.79%. Griffin received net cash proceeds from the 2025 First Niagara Mortgage of approximately $10.9 million at closing (before transaction costs), in addition to approximately $8.9 million used to refinance the existing mortgage loan with First Niagara and $1.85 million that will not be advanced by First Niagara until a portion of the remaining vacant space in 4270 Fritch Drive is leased. The 2025 First Niagara Mortgage has a ten-year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2025 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 First Niagara Mortgage closed, Griffin entered into an interest rate swap agreement that, combined with the existing interest rate swap agreement with First Niagara, effectively fixes the rate of the 2025 First Niagara Mortgage at 4.43% over the mortgage loan’s ten-year term.

On July 29, 2015, a subsidiary of Griffin closed on a new $18.0 million nonrecourse mortgage loan (the “40|86 Mortgage Loan”) with 40|86 Mortgage Capital, Inc. The 40|86 Mortgage Loan is collateralized by three industrial buildings in Tradeport (75 International Drive, 754 and 758 Rainbow Road) aggregating approximately 392,000 square feet, has a fixed interest rate of 4.33% and a fifteen year term, with payments based on a thirty year amortization schedule. At closing, Griffin received cash proceeds from the 40|86 Mortgage Loan (before financing costs) of approximately $14.9 million, which were used to refinance the maturing mortgage on these buildings that had a principal balance of approximately $17.9 million and an interest rate of 5.73%. The remaining approximately $3.1 million of mortgage proceeds were deposited into escrow. As per the terms of the 40|86 Mortgage Loan, $2.5 million of the escrowed proceeds are expected to be released to Griffin in the fiscal 2015 fourth quarter, as the tenant that was leasing approximately 88,000 square feet on a month-to-month basis in 754 Rainbow Road has extended into a long-term lease for that space. The other $0.6 million of mortgage proceeds deposited into escrow will be released to Griffin when tenant improvement work for the full building tenant in 758 Rainbow Road is completed.

Griffin’s payments (including principal and interest) under contractual obligations as of August 31, 2015 are as follows:

	Total	Due Within One Year	Due From 1-3 Years	Due From 3-5 Years	Due in More Than 5 Years
	(in millions)
Mortgages	$100.1	$5.2	$16.1	$26.9	$51.9
Revolving Line of Credit	—	—	—	—	—
Capital Lease Obligations	0.1	0.1	—	—	—
Operating Lease Obligations	0.2	0.2	—	—	—
Purchase Obligations (1)	1.3	1.3	—	—	—
Other (2)	3.8	—	—	—	3.8
	$105.5	$6.8	$16.1	$26.9	$55.7

(1)          Includes obligations for the development of Griffin’s properties, principally for construction of the new industrial/warehouse building in the Lehigh Valley.

(2)          Reflects the liability for Griffin’s non-qualified deferred compensation plan. The timing on the payment of participant balances in the non-qualified deferred compensation plan is not determinable.

On September 1, 2015, a subsidiary of Griffin closed on a new $14.1 million nonrecourse mortgage loan (the “Webster Mortgage Loan”) with Webster Bank. The Webster Mortgage Loan is collateralized by the newly constructed approximately 280,000 square foot industrial building at 5220 Jaindl Boulevard in Hanover Township in the Lehigh Valley of Pennsylvania. At closing, Griffin received cash proceeds from the Webster Mortgage Loan (before financing costs) of $11.5 million. An additional $2.6 million of mortgage proceeds will be received when, and if, the tenant that is leasing approximately 196,000 square feet in 5220 Jaindl Boulevard exercises its option to lease the balance of the building or when, and if, another tenant leases the currently unleased space on terms acceptable to Webster Bank. The tenant’s option to lease the balance of the building expires December 15, 2015. The Webster Mortgage Loan has a floating interest rate of the one month LIBOR rate plus 1.65%, however, Griffin entered into an interest rate swap agreement with Webster Bank at closing to fix the interest rate at 3.77% on the loan proceeds received at closing over the term of the loan. The Webster Mortgage Loan has a ten year term, with payments based on a twenty-five year amortization schedule.

On June 27, 2014, Griffin entered into an agreement to sell approximately 29 acres of an approximately 45 acre land parcel in Griffin Center in Bloomfield, Connecticut for a purchase price of a minimum of $3.25 million, subject to adjustment based on the actual number of acres conveyed. Completion of this transaction is subject to significant contingencies, including the satisfactory completion of due diligence by the purchaser (a public educational authority in the state of Connecticut) and the purchaser obtaining a commitment from the State of Connecticut to fund the land acquisition and develop the property as planned by the purchaser. If this sale were to be completed, the development potential of the remaining unsold acreage of the land parcel will be severely limited. A closing on this transaction is not expected until fiscal 2016. There is no guarantee that this transaction will be completed under its current terms, or at all.

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

As of August 31, 2015, Griffin had cash and cash equivalents of approximately $6.4 million. Management believes that its cash and cash equivalents as of August 31, 2015, cash generated from operations, proceeds from the mortgage loan that closed on September 1, 2015, collection of proceeds from mortgage loans held in escrow as of August 31, 2015 and borrowing capacity under its $12.5 million revolving credit agreement with Webster Bank will be sufficient to meet its working capital requirements, the continued investment in real estate assets, and the payment of dividends on its common stock, when and if declared by the Board of Directors, for at least the next twelve months. Griffin may also continue to seek additional financing secured by nonrecourse mortgage loans on its properties. Griffin’s real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet that are not mortgaged.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, Griffin’s expectations regarding the leasing of currently vacant space, receiving mortgage proceeds currently held in escrow, obtaining additional mortgage proceeds on existing mortgage loans upon leasing currently vacant space, the construction of additional facilities (including 5210 Jaindl Boulevard) in the real estate business, the ability to obtain mortgage financing on Griffin’s unleveraged properties, the completion of the sale of approximately 29 acres of an approximately 45 acre land parcel in Griffin Center in Bloomfield, Connecticut under contract as of August 31, 2015, Griffin’s anticipated future liquidity, and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014 filed with the Securities and Exchange Commission on February 13, 2015.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of August 31, 2015, Griffin had several nonrecourse mortgage loans aggregating approximately $47.7 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of August 31, 2015.

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

ITEM 6.                                                  EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc.	8-K	001-12879	3.1	5/13/15
3.2	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.2	5/13/15
10.1†	Form of 401(k) Plan of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10	001-12879	10.7	4/8/97
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank	10-K	001-12879	10.24	2/28/02
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, National Association dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings LLC and First Niagara Bank dated April 1, 2013	10-Q	001-12879	10.49	6/1/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13
10.27	Revolving Line of Credit Note dated April 24, 2013	10-Q	001-12879	10.52	6/1/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.					*
10.39	$18,000,000 Promissory Note dated July 29, 2015					*
10.40

Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, National Association as Mortgagee dated August 28, 2015 and effective as of September 1, 2015

*
10.41	$14,100,000 Promissory Note dated September 1, 2015					*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

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

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ FREDERICK M. DANZIGER
DATE: October 9, 2015	Frederick M. Danziger
Chairman and Chief Executive Officer

	BY:	/s/ ANTHONY J.GALICI
DATE: October 9, 2015	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer