Form 10-K
period 2015-11-30
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2016-02-12
CIK 1037390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12879

GRIFFIN INDUSTRIAL REALTY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-0868496 (I.R.S. Employer Identification No.)
One Rockefeller Plaza New York, New York (Address of principal executive offices)	10020 (Zip Code)

(212) 218-7910
(Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 par value per share	The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $88,513,000 based on the closing sales price on The NASDAQ Stock Market LLC on May 29, 2015, the last business day of the registrant's most recently completed second quarter. Shares of common stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 5, 2016, 5,152,708 shares of common stock were outstanding.

 FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, Item 1. "Business" and Item 1A. "Risk Factors" and in Part II Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as located elsewhere in this Annual Report regarding industry prospects or Griffin Industrial Realty, Inc.'s ("Griffin") plans, expectations, or prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of Griffin's common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: adverse economic conditions and credit markets; a downturn in the commercial and residential real estate markets; risks associated with concentration of real estate holdings; risks associated with entering new real estate markets; risks relating to reliance on lease revenues; risks associated with nonrecourse mortgage loans; potential environmental liabilities; competition and governmental regulations; inadequate insurance coverage; risks of environmental factors; risks associated with the cost of raw materials or energy costs; regulatory risks; risks of investing in a foreign company; litigation risks; and the concentrated ownership of Griffin common stock by members of the Cullman and Ernst families. These and the important factors discussed under the caption "Risk Factors" in Part I, Item 1A of this Annual Report for the fiscal year ended November 30, 2015, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. Any such forward-looking statements represent management's estimates as of the date of this Annual Report. While Griffin may elect to update such forward-looking statements at some point in the future, Griffin disclaims any obligation to do so, even if subsequent events cause Griffin's views to change. These forward-looking statements should not be relied upon as representing Griffin's views as of any date subsequent to the date of this Annual Report.

 PART I

ITEM 1.    BUSINESS.

        On May 13, 2015, Griffin Land & Nurseries, Inc. changed its name to Griffin Industrial Realty, Inc. ("Griffin") to reflect better Griffin's ongoing real estate business that is principally engaged in developing, managing and leasing industrial and commercial properties. Griffin also seeks to add to its property portfolio through the acquisition and development of land or purchase of buildings. Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin's core development and leasing strategy.

        Until January 8, 2014, Griffin also operated a landscape nursery business through its wholly owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial was engaged in the growing of containerized plants for sale principally to independent retail garden centers and rewholesalers, whose main customers are landscape contractors. On January 8, 2014, Griffin and Imperial entered into an Asset Purchase Agreement pursuant to which Imperial's inventory and certain of its assets were sold to Monrovia Connecticut LLC ("Monrovia"), a subsidiary of Monrovia Nursery Company, for approximately $0.7 million in cash, before transaction and severance costs, and a non-interest bearing note receivable of $4.25 million (the "Imperial Sale"). Monrovia paid $2.75 million of the note receivable on June 1, 2014 and the remaining balance on June 1, 2015. Concurrently with the Imperial Sale, Imperial and River Bend Holdings, LLC, another wholly owned subsidiary of Griffin, entered into a Lease and Option Agreement and an Addendum to such agreement (the "Imperial Lease," and together with the Imperial Sale, the "Imperial Transaction") with Monrovia, pursuant to which Monrovia is leasing Imperial's Connecticut production nursery for a ten year period, with options to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease also grants Monrovia an option to purchase the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations during the first thirteen years of the lease period for $10.5 million, or $7.0 million if only a certain portion of the land is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease.

        Through fiscal 2009, all of Griffin's real estate assets, including buildings and undeveloped land, were located in the north submarket of Hartford, Connecticut. In fiscal 2010, Griffin started the expansion of its real estate holdings to areas outside of Hartford by purchasing an industrial building and undeveloped land in the Lehigh Valley of Pennsylvania (see Lehigh Valley on page 9). Griffin expects to continue to seek to acquire and develop properties that are consistent with its core strategy of developing and leasing industrial and commercial properties. Griffin expects that most of such potential acquisitions of either undeveloped land or land and buildings will likely be located outside of the Hartford area.

        The greater Hartford industrial market had been slow in recent years, but experienced some recovery in 2014 and 2015. A national real estate services company reported that the overall vacancy rate in the greater Hartford industrial market decreased from 12.3% at the end of 2014 to 9.6% at the end of 2015. The greater Hartford office market remained weak in 2015 with a national real estate services company reporting that the overall vacancy rate increased from 15.8% at the end of 2014 to 16.7% at the end of 2015. In the greater Hartford area, there are a number of warehouse facilities and office buildings, some of which are fully or partially vacant, that are competitive with Griffin's industrial/warehouse buildings and office/flex buildings. Griffin believes that it benefits from its reputation as a stable landlord with sufficient resources to meet its obligations and deliver space to tenants timely and in accordance with the terms of their lease agreements.

        The industrial/warehouse market in the Lehigh Valley region of Pennsylvania has experienced a fairly strong level of leasing activity during the past several years, reported vacancy rates are low and rental rates have generally increased over the past five years. A national real estate services company reported that the overall vacancy rate in the Lehigh Valley industrial market was less than 5% in 2014 and 2015. As a result of the relatively strong market, there has been an increase in the construction of industrial/warehouse buildings in the Lehigh Valley.

        Additional capacity or an increase in vacancies in either the industrial or office market could adversely affect Griffin's operating results by potentially resulting in longer times to lease vacant space, eroding lease rates in Griffin's properties or hindering renewals by existing tenants. There can be no assurances as to the directions of the Hartford and Lehigh Valley real estate markets in the near future.

        As of November 30, 2015, Griffin owned thirty-two buildings comprising approximately 3.0 million square feet. Approximately 86% of this square footage is industrial/warehouse space, with the balance principally being office/flex space. As of November 30, 2015, approximately 89% of Griffin's industrial/warehouse space was leased and approximately 85% of Griffin's office/flex space was leased. Subsequent to November 30, 2015, Griffin leased approximately 102,000 square feet in 4270 Fritch Drive ("4270 Fritch Drive"), a 303,000 square foot industrial/warehouse building developed by Griffin in fiscal 2014 on land in the Lehigh Valley acquired in fiscal 2010. Had that lease been completed as of November 30, 2015, the percentage of industrial/warehouse space leased as of that date would have been 92%. As stated in "Item 2. Properties" below, Griffin uses nonrecourse mortgages to finance some of its real estate development activities, and as of November 30, 2015, approximately $90.4 million was outstanding under such loans. In fiscal 2015, Griffin's rental revenue less operating expenses of rental properties was approximately $16.2 million, while debt service on Griffin's nonrecourse mortgages was approximately $6.4 million.

        In fiscal 2015, Griffin completed and placed in service an approximately 280,000 square foot industrial building ("5220 Jaindl Boulevard") in the Lehigh Valley of Pennsylvania. The tenant that initially leased approximately 196,000 square feet in 5220 Jaindl Boulevard at the start of the fiscal 2015 fourth quarter when the building was placed in service subsequently exercised its option under the lease to lease the balance of the building. Rental revenue on the additional space will commence in fiscal 2016. In addition to leasing the approximately 280,000 square feet in 5220 Jaindl Boulevard in fiscal 2015, Griffin completed several other leases aggregating approximately 191,000 square feet, of which approximately 90% was for industrial/warehouse space and approximately 10% was for office/flex space. In fiscal 2015, several leases aggregating approximately 52,000 square feet of office/flex space expired and were not renewed and a lease of approximately 31,000 square feet of industrial/warehouse space was terminated early for which Griffin received a lease termination fee. The net effect of these transactions was an increase of approximately 421,000 square feet in industrial/warehouse space under lease as of November 30, 2015 as compared to November 30, 2014 and a decrease of approximately 33,000 square feet in office/flex space under lease as of November 30, 2015 as compared to November 30, 2014. In fiscal 2015, Griffin also renewed and extended several leases aggregating approximately 326,000 square feet of industrial/warehouse space and approximately 71,000 square feet of office/flex space.

        In fiscal 2014, Griffin entered into three new leases of industrial/warehouse space for an aggregate of approximately 371,000 square feet and three new leases of office/flex space for an aggregate of approximately 38,000 square feet. The leasing of industrial/warehouse space in fiscal 2014 included a five year lease for approximately 201,000 square feet at 4270 Fritch Drive. In fiscal 2014, Griffin also entered into a ten year full building lease for approximately 138,000 square feet in one of its industrial buildings in New England Tradeport ("NE Tradeport"), Griffin's industrial park in Windsor and East Granby, Connecticut. In fiscal 2014, leases of industrial/warehouse space aggregating approximately 43,000 square feet expired and were not renewed, and a lease of industrial/warehouse space increased by approximately 47,000 square feet as the remaining vacant space in the building was added to the leased space in accordance with the lease terms. The net effect of these transactions was an increase of approximately 374,000 square feet in industrial/warehouse space under lease as of November 30, 2014 as compared to November 30, 2013, while office/flex space under lease was essentially unchanged at

November 30, 2014 as compared to November 30, 2013. Griffin also renewed and extended several leases aggregating approximately 27,000 square feet of office/flex space and approximately 11,000 square feet of industrial/warehouse space in fiscal 2014.

        In fiscal 2013, Griffin entered into three new leases of industrial/warehouse space for an aggregate of approximately 259,000 square feet and several new leases of office/flex space for an aggregate of approximately 49,000 square feet. The new leasing of industrial/warehouse space reflected a five year full building lease of an approximately 228,000 square foot industrial building ("4275 Fritch Drive") in the Lehigh Valley and approximately 31,000 square feet in Griffin's NE Tradeport industrial/warehouse buildings. Also in fiscal 2013, several leases of industrial/warehouse space aggregating approximately 168,000 square feet expired and were not renewed. In fiscal 2013, two leases for office/flex space aggregating approximately 24,000 square feet expired and were not renewed or terminated early. In fiscal 2013, Griffin renewed and extended several leases aggregating approximately 116,000 square feet of industrial/warehouse space and approximately 20,000 square feet of office/flex space. Included in the fiscal 2013 lease renewals was a full building lease of approximately 100,000 square feet that was scheduled to expire in fiscal 2014 but was extended for ten years.

        Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which does not fit into Griffin's core strategy of developing and leasing industrial and commercial properties. Such sale transactions may take place either before or after obtaining development approvals and building basic infrastructure.

        In fiscal 2015, Griffin completed one land sale for approximately $0.6 million. In fiscal 2014, Griffin also completed one land sale for approximately $0.6 million. In fiscal 2013, Griffin completed three land sales, the principal one of which was the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the "Windsor Land Sale") for cash proceeds of approximately $9.0 million, before transaction expenses. The land sold under the Windsor Land Sale is part of an approximately 253 acre parcel of undeveloped land that had been held by Griffin for an extended time period. Under the terms of the Windsor Land Sale, Griffin and the buyer were each required to construct roadways connecting the land parcel that was sold to existing town roads. The roads constructed by the buyer and the road being constructed by Griffin will become new town roads, thereby providing access to the remaining acreage in Griffin's land parcel. As a result of Griffin's continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method, under which the revenue and gain on sale are recognized as the total costs related to the property sold are incurred. Griffin also closed on two smaller land sales in fiscal 2013 for aggregate net cash proceeds of approximately $0.3 million.

        The weakness in the residential real estate market has adversely affected Griffin's residential real estate development activities. The continued weakness of the residential real estate market could result in lower selling prices for Griffin's land intended for residential use or delay the sale of such land.

        Griffin's development of its land is affected by regulatory and other constraints. Subdivision and other residential development may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Industrial and commercial development activities on Griffin's undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies.

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

  Commercial and Industrial Developments

  New England Tradeport

        A significant portion of Griffin's commercial and industrial development effort has been focused on NE Tradeport, a master-planned industrial park near Bradley International Airport and Interstate 91, located in Windsor and East Granby, Connecticut. Within NE Tradeport, Griffin has built and currently owns approximately 1,466,000 square feet of warehouse/industrial space in thirteen buildings, of which approximately 90% was leased as of November 30, 2015.

        Within NE Tradeport, Griffin holds the rights to 795,000 square feet available for development under the State Traffic Certificate ("STC") which relates to four approved building sites on approximately 70 acres and an approved addition to one of Griffin's existing buildings. Griffin owns an additional 95 acres of undeveloped land within NE Tradeport, 60 acres of which are located in Windsor and the abutting 35 acres of which are located in East Granby. There are no STC or other approvals currently in place (other than zoning in the case of Windsor) for the development of this remaining land for industrial use. Griffin believes that additional infrastructure improvements, which may be significant, may be required to obtain approvals to develop portions of this land, particularly the portions in East Granby. In connection with a land sale in fiscal 2012, a sewer line was brought to an accessible point near the edge of this 95 acre combined parcel. Griffin intends to continue to direct much of its real estate efforts in Connecticut on the construction and leasing of its industrial/warehouse facilities at NE Tradeport.

        In fiscal 2015, Griffin leased approximately 172,000 square feet of previously vacant space in NE Tradeport and renewed several leases aggregating approximately 326,000 square feet. The rental rates for leases in NE Tradeport that were renewed in fiscal 2015 were, on average, approximately 8% lower than the rental rates of the expiring leases. Management believes that the rental rates on the two NE Tradeport leases aggregating approximately 62,000 square feet that are scheduled to expire in fiscal 2016 are above the market rates for similar space.

        As of November 30, 2015, approximately $60.5 million was invested (net book value) in buildings owned by Griffin that are located in NE Tradeport and approximately $4.4 million was invested (net book value) by Griffin in the undeveloped NE Tradeport land. As of November 30, 2015, ten of Griffin's NE Tradeport buildings were mortgaged for an aggregate of approximately $42.3 million. Two NE Tradeport buildings built in fiscal 2007 and an older NE Tradeport building, aggregating, for the three buildings, approximately 373,000 square feet, currently are not mortgaged. A summary of Griffin's square footage owned and leased in NE Tradeport at the end of each of the past three fiscal years and leases in NE Tradeport scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased*	Percentage Leased
November 30, 2013	1,466,000	981,000	67%
November 30, 2014	1,466,000	1,154,000	79%
November 30, 2015	1,466,000	1,326,000	90%

	2016	2017	2018
Square footage of leases expiring	62,000	196,000	135,000
Percentage of leased space at Nov. 30, 2015	5%	15%	10%
Number of tenants with leases expiring	2	4	4
Annual rental revenue of expiring leases	$633,000	$1,669,000	$950,000
Annual rental revenue of expiring leases as a percentage of Griffin's annual rental revenue	3%	7%	4%

*
The square footage leased as of November 30, 2013 did not include approximately 47,000 square feet of space on which the tenant paid operating expenses. As required under the terms of the lease, the tenant took occupancy and started paying rent on August 1, 2014.

  Griffin Center and Griffin Center South

        Griffin's other substantial commercial development in Connecticut is the combination of its buildings in Griffin Center in Windsor and Bloomfield, Connecticut and Griffin Center South in Bloomfield. Griffin owns approximately 617,000 of the 2,165,000 square feet of developed space in these master planned developments.

  Griffin Center

        Within Griffin Center, Griffin owns two multi-story office buildings that have an aggregate of approximately 161,000 square feet, a single story office building of approximately 48,000 square feet, a 165,000 square foot industrial building ("1985 Blue Hills Avenue"), which is used principally as office, data center and call center space and a small restaurant building.

        In fiscal 2015, two leases aggregating approximately 33,000 square feet in Griffin Center expired and were not renewed, and two leases aggregating approximately 25,000 square feet were renewed. The rental rates for leases in Griffin Center that were renewed in fiscal 2015 were essentially the same as the rental rates of the expiring leases. Management believes that the rental rates on the two Griffin Center leases aggregating approximately 46,000 square feet that are scheduled to expire in fiscal 2016 are slightly above the market rates for similar space.

        Currently there are approximately 207 acres of undeveloped land in Griffin Center owned by Griffin. In the fiscal 2014 third quarter, Griffin entered into an agreement to sell approximately 30 acres of an approximately 45 acre land parcel of the undeveloped land in Griffin Center for a purchase price of a minimum of $3.25 million, subject to adjustment based on the actual number of acres conveyed. Completion of this transaction is subject to significant contingencies, including the satisfactory completion of due diligence by the purchaser (a public educational authority in the state of Connecticut) and the purchaser obtaining a commitment from the State of Connecticut to fund the land acquisition and develop the property as planned by the purchaser. If this sale were to be completed, the development potential of the remaining approximately 15 acres, much of which are wetlands, of that land parcel will be severely limited. In fiscal 2015, the purchaser's due diligence period was extended through September 15, 2016. There is no guarantee that this transaction will be completed under its current terms, or at all.

        As of November 30, 2015, approximately $16.1 million was invested (net book value) in Griffin's buildings in Griffin Center and approximately $0.8 million was invested by Griffin in the undeveloped land there. Griffin's two multi-story office buildings and 1985 Blue Hills Avenue in Griffin Center are separately mortgaged for an aggregate of approximately $13.6 million, and Griffin's single story office building is included as collateral under Griffin's $12.5 million revolving line of credit. There were no borrowings under the revolving line of credit as of November 30, 2015.

        As of November 30, 2015, approximately 324,000 square feet of Griffin's buildings in Griffin Center were leased, comprising approximately 85% of Griffin's total space in Griffin Center. A summary of Griffin's square footage owned and leased in Griffin Center at the end of each of the past three fiscal years and leases in Griffin Center scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 30, 2013	382,000	373,000	98%
November 30, 2014	382,000	357,000	93%
November 30, 2015	382,000	324,000	85%

	2016	2017	2018
Square footage of leases expiring	46,000	—	7,000
Percentage of leased space at Nov. 30, 2015	14%	—	2%
Number of tenants with leases expiring	2	—	1
Annual rental revenue of expiring leases	$801,000	—	$180,000
Annual rental revenue of expiring leases as a percentage of Griffin's annual rental revenue	3%	—	1%

  Griffin Center South

        Griffin currently owns nine buildings in Griffin Center South with an aggregate of approximately 235,000 square feet, of which approximately 217,000 square feet is single story office and flex space and approximately 18,000 square feet is storage space. As of November 30, 2015, the amount of space leased in Griffin Center South was the same as it was as of November 30, 2014, as the overall effect on space under lease of a lease termination, a new lease and a tenant relocating within Griffin Center South was neutral. In fiscal 2015, Griffin also renewed three leases aggregating approximately 45,000 square feet of office/flex space in Griffin Center South. The rental rates for leases in Griffin Center South that were renewed in fiscal 2015 were essentially the same as the rental rates of the expiring leases. Management believes that the rental rates on the three Griffin Center South leases aggregating approximately 44,000 square feet that are scheduled to expire in fiscal 2016 are consistent with market rates for similar space.

        As of November 30, 2015, approximately $7.7 million was invested (net book value) in Griffin's buildings in Griffin Center South and approximately $0.7 million was invested by Griffin in the undeveloped land there. As of November 30, 2015, Griffin's nine properties in Griffin Center South are included as collateral under Griffin's $12.5 million revolving line of credit. There were no borrowings under the revolving line of credit as of November 30, 2015. Additionally, Griffin owns approximately 68 acres of undeveloped land in Griffin Center South.

        As of November 30, 2015, approximately 227,000 square feet of space in the Griffin Center South buildings owned by Griffin was leased, comprising 97% of Griffin's total space in Griffin Center South. In fiscal 2014, Griffin received notice from a tenant that has a full building lease for approximately 40,000 square feet in Griffin Center South that it was exercising its early termination option and will terminate its lease in fiscal 2016 (three years earlier than the original lease expiration date). In accordance with the lease terms, Griffin received approximately $557,000 from the tenant when the early termination notice was rendered. A summary of Griffin's square footage owned and leased in

Griffin Center South at the end of each of the past three fiscal years and leases in Griffin Center South scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 30, 2013	235,000	207,000	88%
November 30, 2014	235,000	227,000	97%
November 30, 2015	235,000	227,000	97%

	2016*	2017	2018
Square footage of leases expiring	44,000	60,000	8,000
Percentage of leased space at Nov. 30, 2015	19%	26%	3%
Number of tenants with leases expiring	3	4	1
Annual rental revenue of expiring leases	$533,000	$711,000	$61,000
Annual rental revenue of expiring leases as a percentage of Griffin's annual rental revenue	2%	3%	—

*
Includes the lease of approximately 40,000 square feet for which the tenant has exercised its early termination option.

  Lehigh Valley Industrial Properties and Other Property

  Lehigh Valley

        In fiscal 2010, Griffin completed its first acquisition of property outside of the Hartford, Connecticut area, when it acquired a fully leased approximately 120,000 square foot industrial building ("871 Nestle Way") in Breinigsville, Pennsylvania, which is located in the Lehigh Valley. Subsequent to the purchase of 871 Nestle Way, Griffin and the tenant in that building agreed to a nine year extension of the lease, through 2025. Also in fiscal 2010, Griffin acquired approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania, a major industrial area of the Lehigh Valley, which Griffin named Lehigh Valley Tradeport I. The land acquired had approvals for the development of two industrial buildings totaling approximately 530,000 square feet. In fiscal 2012, Griffin completed construction, on speculation, of 4275 Fritch Drive, an approximately 228,000 square foot industrial building, the first of two buildings built in Lehigh Valley Tradeport I. In fiscal 2013, Griffin entered into a five-year full building lease of this building. In fiscal 2014, Griffin completed construction, also on speculation, of 4270 Fritch Drive, an approximately 303,000 square foot industrial building, the second of two buildings in Lehigh Valley Tradeport I. In fiscal 2014, Griffin entered into a five year lease of approximately 201,000 square feet of 4270 Fritch Drive and the lease became effective in the fiscal 2015 second quarter upon completion of tenant improvements. Subsequent to the end of fiscal 2015, Griffin leased the remaining approximately 102,000 square feet of 4270 Fritch Drive. That new lease is expected to become effective in the fiscal 2016 second quarter.

        In fiscal 2015, Griffin built an approximately 280,000 square foot industrial/warehouse building ("5220 Jaindl Boulevard") on undeveloped land in Hanover Township of the Lehigh Valley acquired in December 2013, known as Lehigh Valley Tradeport II. 5220 Jaindl Boulevard, completed at the end of the fiscal 2015 third quarter, is the first of two industrial/warehouse buildings to be built in Lehigh Valley Tradeport II. In fiscal 2015, Griffin leased approximately 196,000 square feet of 5220 Jaindl Boulevard. The lease commenced at the beginning of the fiscal 2015 fourth quarter, and in November 2015, the tenant exercised its option to lease the balance of the building. Rental revenue for the remaining space in 5220 Jaindl Boulevard is expected to commence in fiscal 2016. Subsequent to the end of fiscal 2015, Griffin started construction of 5210 Jaindl Boulevard, an approximately 252,000 square foot industrial/warehouse building to be developed in Lehigh Valley Tradeport II. Construction of the building shell of 5210 Jaindl Boulevard is expected to be completed in the fiscal 2016 second quarter.

        As of November 30, 2015, Griffin owned four industrial/warehouse buildings in the Lehigh Valley aggregating approximately 931,000 square feet with a fifth building under construction. Including the new lease in 4270 Fritch Drive completed subsequent to November 30, 2015, Griffin's four Lehigh Valley industrial/warehouse buildings are fully leased. Approximately $56.8 million was invested (net book value) in these buildings as of November 30, 2015. The four completed Lehigh Valley buildings are mortgaged under three separate nonrecourse mortgage loans for a total of approximately $34.6 million as of November 30, 2015. Subsequent to November 30, 2015, Griffin received additional mortgage proceeds of $2.6 million as a result of the tenant exercising its option to lease the balance of 5220 Jaindl Boulevard and additional mortgage proceeds of $1.85 million upon leasing the approximately 102,000 square feet in 4270 Fritch Drive that had been vacant.

        A summary of Griffin's square footage owned and leased in Griffin's Lehigh Valley properties at the end of each of the past three fiscal years and leases in Griffin's Lehigh Valley properties scheduled to expire during each of the next three fiscal years are as follows:

	Square Footage Owned	Square Footage Leased	Percentage Leased
November 30, 2013	348,000	348,000	100%
November 30, 2014	651,000	549,000	84%
November 30, 2015	931,000	829,000	89%

	2016	2017	2018
Square footage of leases expiring	—	—	228,000
Percentage of leased space at Nov. 30, 2015	—	—	27%
Number of tenants with leases expiring	—	—	1
Annual rental revenue of expiring leases	—	—	$1,503,000
Annual rental revenue of expiring leases as a percentage of Griffin's annual rental revenue	—	—	6%

  Other Property

        Griffin owns a 31,000 square foot warehouse building in Bloomfield, Connecticut on an approximately 5 acre site that is part of an approximately 253 acre land parcel known as Phoenix Crossing, located in Bloomfield and Windsor, Connecticut. In fiscal 2015, Griffin and the tenant in the warehouse building agreed to an early termination of the tenant's lease in exchange for a payment of $222,000. The building was vacant as of November 30, 2015, but subsequent to November 30, 2015, Griffin leased the entire building to a tenant that will expand and relocate from space it currently leases in one of Griffin's multi-story office buildings in Griffin Center. In fiscal 2013, Griffin sold approximately 90 acres of the Phoenix Crossing land in the Windsor Land Sale. Griffin owns the remaining approximately 159 acres of undeveloped land in Phoenix Crossing which is zoned for industrial and commercial development.

        Griffin may seek to acquire additional properties and/or undeveloped land parcels to expand the industrial/warehouse portion of its real estate business. Griffin continues to examine potential properties in the northeast and mid-Atlantic areas for potential acquisition.

  Residential Developments

  Simsbury

        Several years ago, Griffin filed plans for the creation of a residential community, called Meadowood, on a 363 acre site in the Town of Simsbury, Connecticut ("Simsbury"). After several years of litigation with the town regarding this proposed residential development, a settlement was reached.

The settlement terms included, among other things, approval for up to 296 homes, certain remediation measures and offsite road improvements to be performed by Griffin and the purchase by Simsbury of a portion of the Meadowood land for open space. The sale of land to Simsbury closed in fiscal 2008. In fiscal 2012, Griffin performed a portion of the required remediation work on the site and completed the required offsite road improvements. In fiscal 2014, Griffin completed the required remediation work. As of November 30, 2015, Griffin has reclassified the costs related to the Meadowood development from real estate held for sale to real estate assets on its consolidated balance sheet because this development no longer met the criteria for real estate held for sale. As of November 30, 2015, the book value of the land for this development, including design, development and legal costs, was approximately $8.5 million. Griffin is continuing to evaluate its plans for Meadowood, including how best to position this property for sale.

        Griffin owns another approximate 432 acres of undeveloped land in Simsbury, portions of which are zoned for residential use and other portions of which are zoned for industrial use. Not all of this land is developable. The land currently zoned for industrial use is probably more suited to commercial or mixed-use development. Griffin may seek to develop or sell such land.

  Suffield

        In fiscal 2006, Griffin completed the infrastructure for a fifty lot residential subdivision in Suffield, Connecticut called Stratton Farms. Griffin sold twenty-five residential lots in Stratton Farms to a local homebuilder in fiscal 2006 and fiscal 2007. In fiscal 2010, Griffin entered into an agreement with a privately owned regional homebuilder under which in exchange for a payment of $100,000, the homebuilder obtained an option to purchase the remaining twenty-five residential lots of Stratton Farms. The option agreement terminated after four lots were sold. Subsequently, Griffin sold one Stratton Farms residential lot in fiscal 2013. As of November 30, 2015, Griffin held twenty Stratton Farms residential lots. The book value for Griffin's Stratton Farms holdings was approximately $1.1 million at November 30, 2015.

  Other

        In fiscal 2015, Griffin leased approximately 500 acres of undeveloped land in Connecticut and Massachusetts to local farmers. Approximately 424 acres and 512 acres were leased to local farmers in fiscal 2014 and fiscal 2013, respectively. The revenue generated from the leasing of farmland is not material to Griffin's total revenue.

        On January 25, 2016, Griffin entered into an Option Purchase Agreement (the "Option Agreement") whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 280 acres of land for approximately $7.7 million. The buyer may extend the option period up to three years upon payment of additional option fees. The land subject to the Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer's planned use of the land. A closing on the land sale contemplated by the Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require the use of the land and obtaining local and state approvals for that planned use. There is no guarantee that the sale of land as contemplated under the Option Agreement will be completed under its current terms, or at all.

        Griffin is evaluating its other properties for development or sale in the future. Griffin anticipates that obtaining subdivision approvals for residential development in many of the towns where it owns residentially-zoned land will be an extended process.

Landscape Nursery Business

        Griffin and Imperial entered into a Purchase Agreement with Monrovia, effective January 8, 2014, pursuant to which Imperial's inventory and certain of its assets were sold to Monrovia for approximately $0.7 million in cash (before transaction and severance costs) and a non-interest bearing note receivable (the "Promissory Note") of $4.25 million. The Promissory Note was paid off on schedule, with $2.75 million received on June 1, 2014 and $1.5 million received on June 1, 2015. Pursuant to the terms of the Imperial Sale, Griffin and Imperial agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Purchase Agreement.

        Concurrently with the completion of the Imperial Sale, Imperial and River Bend Holdings, LLC, a wholly owned subsidiary of Griffin, entered into the Imperial Lease with Monrovia, pursuant to which Monrovia agreed to lease Imperial's Connecticut production nursery for a ten year period, with an option to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease provides for a net annual rent payable to Griffin of $500,000 for each of the first five years, with rent for subsequent years determined in accordance with the Imperial Lease. The Imperial Lease also grants Monrovia an option to purchase the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations, during the first thirteen years of the lease period for $10.5 million, or $7.0 million if only a certain portion of the land is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease.

        Imperial's Florida farm is also being leased to another private company grower of landscape nursery plants. Imperial shut down its growing operations on its Florida farm in fiscal 2009 and entered into a six year lease of that facility. The lease, with annual rent of $600,000 during its last three years, was scheduled to terminate on July 31, 2015. In June 2015, the tenant exercised its option under the lease to purchase the facility and paid a deposit of $400,000 to Griffin. However, the tenant subsequently informed Griffin that it would not close on the purchase. Griffin and the tenant then entered into a Holdover and Settlement Agreement that permitted the tenant to continue to occupy the farm through April 2016 at an agreed upon rate and Griffin to retain the deposit. Griffin expects to seek a sale or lease of the Florida farm at the conclusion of the tenant's occupancy.

Investments

  Centaur Media plc

        Centaur Media plc ("Centaur Media") is a publicly traded company listed on the London Stock Exchange. As of November 30, 2015, Griffin held 1,952,462 shares of Centaur Media and accounts for its investment in Centaur Media as an available-for-sale security. Accordingly, changes in the fair value of Griffin's investment in Centaur Media, including both changes in the stock price and changes in the foreign currency exchange rate, are not included in Griffin's net income but are included in Griffin's other comprehensive income. In fiscal 2014, Griffin sold 500,000 shares of its Centaur Media common stock for total cash proceeds of approximately $566,000. Griffin did not sell any of its stock in Centaur Media in fiscal 2015.

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

Employees

        As of November 30, 2015, Griffin employed 34 people on a full-time basis. Presently, none of Griffin's employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

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

Regulation: Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of Griffin's land may be affected by the presence of residual chemicals from the prior use of the land for farming, principally on a portion of the land that is intended for residential use. In the event that Griffin is unable to remediate adequately any of its land intended for residential use, Griffin's ability to develop such property for its intended purposes would be materially affected.

        Griffin periodically reviews its properties for the purpose of evaluating such properties' compliance with applicable state and federal environmental laws. In connection with the Imperial Transaction, Griffin has incurred a small amount of costs to remediate a small area of the Connecticut farm that is leased to Monrovia under the Imperial Lease. As of the date of this Annual Report on Form 10-K, Griffin is in discussions with the Connecticut Department of Energy and Environmental Protection ("DEEP") regarding the recent findings of exceedances of certain residual pesticides on a limited portion of the Connecticut farm being leased to Monrovia. At this time, Griffin does not anticipate experiencing, in the next twelve months, any material expense in complying with such laws. Griffin may incur remediation costs in the future in connection with its development operations. Such costs are not expected to be significant as compared to expected proceeds from development projects or property sales.

ITEM 1A.    RISK FACTORS.

        Griffin's real estate business has a number of risk factors. The risk factors discussed below are those that management deems to be material, but they may not be the only risks facing Griffin. Additional risks not currently known or currently deemed not to be material may also impact Griffin.

  Adverse Economic Conditions and Credit Markets

        Griffin's real estate business may be affected by market conditions and economic challenges experienced by the U.S. economy as a whole, conditions in the credit markets or by local economic conditions in the markets in which its properties are located. Such conditions may impact Griffin's results of operations, financial condition or ability to expand its operations as a result of the following:

  •
  The financial condition of Griffin's tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

  •
  A decrease in investment spending, the curtailment of expansion plans or significant job losses may decrease demand for Griffin's industrial and office space, causing market rental rates and property values to be negatively impacted;

  •
  Griffin's ability to borrow on terms and conditions that it finds acceptable, or at all, may be limited, which could reduce its ability to pursue acquisition and development opportunities, refinance existing debt, and/or increase future interest expense;

  •
  Reduced values of Griffin's properties may limit its ability to obtain debt financing collateralized by its properties or may limit the proceeds from such potential financings; and

  •
  A weak economy may limit sales of land intended for commercial/industrial use.

  Downturn in the Residential Real Estate Market

        Weakness in the residential real estate market may adversely affect Griffin's residential real estate development activities, including delaying the development and/or sale of Griffin's undeveloped land intended for residential use. The continued weakness of the residential real estate market could result in lower selling prices for Griffin's land intended for residential use or delay the sale of such land.

  Risks Associated with Concentration of Real Estate Holdings

        Griffin's real estate holdings are concentrated primarily in the Hartford, Connecticut area and the Lehigh Valley of Pennsylvania. Adverse changes in the local economies, state or local governmental regulations or real estate markets, including the market's ability to absorb newly constructed space, could impact Griffin's real estate operations, including Griffin's ability to re-tenant vacant space and have an adverse effect on rental rates.

        Griffin's real estate properties compete with other properties in the areas where it operates. The construction of new facilities by competitors would increase capacity in the marketplace, and an increase in the amount of vacancies in competitors' properties and negative absorption of space could result in Griffin experiencing longer times to lease vacant space, eroding lease rates or hindering renewals by existing tenants.

  Risks Associated with Entering New Real Estate Markets

        Griffin expects to continue to seek to acquire properties either in the Lehigh Valley or other markets outside of the Hartford, Connecticut area. Operating in a real estate market that is new for Griffin creates additional risks and uncertainties to Griffin's operations.

  Risks Relating to Reliance on Lease Revenues

        The substantial majority of Griffin's revenues are derived from lease revenues from real property. Griffin's revenues would be adversely affected if a significant number of Griffin's tenants were unable to meet their obligations to Griffin or if Griffin were unable to lease a significant amount of space in its properties on economically favorable lease terms. In addition, there can be no assurance that any tenant whose lease expires in the future will renew such lease or that Griffin will be able to re-lease space on economically favorable terms. Griffin's inability to re-lease space on economically favorable terms could adversely affect its financial condition and results of operations.

  Risks Associated with Nonrecourse Mortgage Loans

        Griffin has indebtedness under nonrecourse mortgage loans of approximately $90.0 million, collateralized by approximately 77% of the total square footage of its real estate properties. If a significant number of Griffin's tenants were unable to meet their obligations to Griffin or if Griffin were unable to lease a significant amount of space in its properties on economically favorable lease terms, there would be a risk that Griffin would not have sufficient cash flow from operations for payments of required principal and interest on these loans. If Griffin is unable to make such payments and were to default, the property collateralizing the mortgage loan would be foreclosed upon, and Griffin's financial condition and results of operations would be adversely affected. In addition, certain of Griffin's mortgage loans contain cross default provisions. A default under a mortgage loan that has cross default provisions may cause Griffin to automatically default on another loan.

  Potential Environmental Liabilities

        Griffin has extensive land holdings in Connecticut and Massachusetts and in fiscal 2010 started acquiring properties in the Lehigh Valley of Pennsylvania. Under federal, state and local environmental laws, ordinances and regulations, Griffin may be required to investigate and clean up the effects of releases of hazardous substances or petroleum products at its properties because of its current or past ownership or operation of the real estate. If previously unidentified environmental problems arise, Griffin may have to make substantial payments, which could adversely affect its cash flow. As an owner or operator of properties, Griffin may have to pay for property damage and for investigation and clean-up costs incurred in connection with a contamination. The law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Changes in environmental regulations may impact the development potential of Griffin's undeveloped land or could increase operating costs due to the cost of complying with new regulations.

  Governmental Regulations

        Griffin's operations are subject to governmental regulations that affect real estate development, such as local zoning ordinances. Any changes in such regulations may impact the ability of Griffin to develop its properties or increase Griffin's costs of development. Subdivision and other residential development may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Commercial and industrial development activities of Griffin's undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies.

  Insurance Coverage Does Not Include All Potential Losses in the Real Estate Business

        Griffin carries comprehensive insurance coverage, including property, fire, terrorism and loss of rental revenue. The insurance coverage contains policy specifications and insured limits. However, there are certain losses that are not generally insured against or that are not fully insured against. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of Griffin's properties, Griffin could experience a significant loss of capital invested and potential revenue from the properties affected.

  Risks Associated with the Cost of Raw Materials and Energy Costs

        Griffin's construction activities could be adversely affected by increases in raw materials or energy costs. As petroleum and other energy costs increase, products used in the construction of Griffin's facilities, such as steel, masonry, asphalt, cement and building products may increase. An increase in the cost of building new facilities could negatively impact Griffin's future operating results through increased depreciation expense. An increase in construction costs would also require increased investment in Griffin's real estate assets, which may lower the return on investment in new facilities. An increase in energy costs could increase Griffin's building operating expenses and thereby lower Griffin's operating results.

  Investment in a Foreign Company

        Griffin has an investment in Centaur Media plc, a public company based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

  Griffin is Subject to Litigation That May Adversely Impact Operating Results

        Griffin is, and may in the future be, a party to a number of legal proceedings and claims arising in the ordinary course of business which could become significant. Given the inherent uncertainty of litigation, Griffin can offer no assurance that a future adverse development related to existing litigation or any future litigation will not have a material adverse impact on its business, consolidated financial position, results of operations or cash flows.

  The Concentrated Ownership of Griffin Common Stock by Members of the Cullman and Ernst Families

        Members of the Cullman and Ernst families (the "Cullman and Ernst Group"), which include Frederick M. Danziger, Griffin's Executive Chairman, Michael S. Gamzon, a director and Griffin's President and Chief Executive Officer and Edgar M. Cullman, Jr., a director of Griffin, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 45.7% of the outstanding common stock of Griffin as of November 30, 2015. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin's corporate and management policies and may limit other Griffin stockholders' ability to influence Griffin's corporate and management policies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2.    PROPERTIES.

Land Holdings

        Griffin is a major landholder in the state of Connecticut, owning approximately 2,950 acres. Griffin also owns approximately 422 acres of land in Massachusetts, approximately 117 acres of land in Pennsylvania and approximately 1,066 acres in northern Florida. Griffin believes the fair market value of such land is substantially in excess of its book value.

        Listings of the locations of Griffin's land holdings, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut and Breinigsville, Lower Nazareth Township and Hanover Township, Pennsylvania have been developed, are as follows:

Land Holdings

Location	Land Area
	(in acres)
Connecticut
Bloomfield	310
East Granby	540	(a)
East Windsor	116
Granby	333	(a)
Simsbury	774
Suffield	66
Windsor	811
Florida
Quincy	1,066	(b)
Massachusetts
Southwick	422
Pennsylvania
Lower Nazareth Township	51
Hanover Township	49
Breinigsville	17

(a)
Includes approximately 424 acres of land in East Granby and 305 acres of land in Granby that had been used by Imperial in its growing operation. Effective January 8, 2014, most of such acreage is leased to Monrovia under the Imperial Lease.

(b)
The acreage in Florida was used in Imperial's landscape nursery business prior to fiscal 2009. Imperial shut down that facility in fiscal 2009 and now leases that facility to another nursery grower. That lease agreement is scheduled to expire April 30, 2016.

Developed Properties

        As of November 30, 2015, Griffin owned thirty-two buildings, comprised of twenty industrial/warehouse buildings, eleven office/flex buildings and a small restaurant building. A listing of those facilities is as follows:

Griffin Center
1985 Blue Hills Avenue, Windsor, CT*	Industrial building	165,000 sq. ft.
5 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
7 Waterside Crossing, Windsor, CT*	Office building	80,500 sq. ft.
21 Griffin Road North, Windsor, CT*	Office building	48,300 sq. ft.
1936 Blue Hills Avenue, Windsor, CT	Restaurant building	7,200 sq. ft.

Griffin Center South
29 - 35 Griffin Road South, Bloomfield, CT*	Flex building	57,500 sq. ft.
55 Griffin Road South, Bloomfield, CT*	Office/flex building	40,300 sq. ft.
340 West Newberry Road, Bloomfield, CT*	Office/flex building	39,000 sq. ft.
206 West Newberry Road, Bloomfield, CT*	Office/flex building	23,300 sq. ft.
204 West Newberry Road, Bloomfield, CT*	Office/flex building	22,300 sq. ft.
210 West Newberry Road, Bloomfield, CT*	Warehouse building	18,400 sq. ft.
330 West Newberry Road, Bloomfield, CT*	Office/flex building	11,900 sq. ft.
310 West Newberry Road, Bloomfield, CT*	Office/flex building	11,400 sq. ft.
320 West Newberry Road, Bloomfield, CT*	Office/flex building	11,100 sq. ft.

New England Tradeport
100 International Drive, Windsor, CT*	Industrial building	304,200 sq. ft.
755 Rainbow Road, Windsor, CT	Industrial building	148,500 sq. ft.
758 Rainbow Road, Windsor, CT*	Industrial building	138,400 sq. ft.
754 Rainbow Road, Windsor, CT*	Industrial building	136,900 sq. ft.
759 Rainbow Road, Windsor, CT	Industrial building	126,900 sq. ft.
75 International Drive, Windsor, CT*	Industrial building	117,000 sq. ft.
20 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
40 International Drive, Windsor, CT*	Industrial building	99,800 sq. ft.
35 International Drive, Windsor, CT	Industrial building	97,600 sq. ft.
16 International Drive, East Granby, CT*	Industrial building	58,400 sq. ft.
25 International Drive, Windsor, CT*	Industrial building	57,200 sq. ft.
15 International Drive, East Granby, CT*	Industrial building	41,600 sq. ft.
14 International Drive, East Granby, CT*	Industrial building	40,100 sq. ft.

Lehigh Valley and Other Properties
4270 Fritch Drive, Lower Nazareth, PA*	Industrial building	302,600 sq. ft.
5220 Jaindl Blvd., Hanover Township, PA*	Industrial building	280,000 sq. ft.
4275 Fritch Drive, Lower Nazareth, PA*	Industrial building	228,000 sq. ft.
871 Nestle Way, Breinigsville, PA*	Industrial building	119,900 sq. ft.
1370 Blue Hills Avenue, Bloomfield, CT	Industrial building	30,700 sq. ft.

*  Included as collateral under one of Griffin's nonrecourse mortgage loans or Griffin's revolving line of credit as of November 30, 2015.

        Griffin leases approximately 2,300 square feet in New York City for its executive offices.

        As with many companies engaged in real estate investment and development, Griffin holds its real estate portfolio subject to mortgage debt. See Note 6 to Griffin's consolidated financial statements for information concerning the mortgage debt associated with Griffin's properties.

ITEM 3.    LEGAL PROCEEDINGS.

        Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material to Griffin's financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        The following are the high and low prices of common shares of Griffin Industrial Realty, Inc. as traded on The NASDAQ Stock Market LLC:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2015	$32.13	$26.81	$32.52	$30.00	$32.75	$30.04	$32.62	$24.22
2014	$34.31	$27.18	$31.57	$26.60	$31.64	$26.14	$31.23	$25.77

        On February 5, 2016, the number of record holders of common stock of Griffin was approximately 190 which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on The NASDAQ Stock Market LLC on such date was $23.96 per share.

Dividend Policy

        Griffin's dividend policy is to consider the payment of an annual dividend at the end of its fiscal year, which enables the Board of Directors to evaluate both Griffin's prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend. In fiscal 2015, Griffin declared an annual dividend of $0.30 per share. In fiscal 2014, Griffin declared an annual dividend of $0.20 per share.

 Stock Performance Graph

        The following graph compares the total percentage changes in the cumulative total stockholder return (assuming the reinvestment of dividends) on Griffin's common stock with the cumulative total return of the Russell 2000 Index and the Russell Microcap Index from November 27, 2010 to November 30, 2015. It is assumed in the graph that the value of each investment was $100 at November 27, 2010. Griffin has selected an index of companies with a similar market capitalization because, for the period from November 27, 2010 to January 8, 2014, when Griffin sold its landscape nursery business, Griffin is not aware of any other company that substantially participated in both the landscape nursery and real estate businesses, and would therefore be suitable for comparison to Griffin as a "peer issuer" within Griffin's lines of business. In addition, following the sale of the landscape nursery business, Griffin has not been able to identify issuers in the real estate business that are comparable peers, as most of those companies are significantly larger in size or have real estate holdings that either differ geographically or by type of property from Griffin's holdings. Accordingly, Griffin selected an index of companies with a similar market capitalization.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth selected statement of operations data for fiscal years 2011 through 2015 and balance sheet data as of the end of each fiscal year. The selected statement of operations data for fiscal 2013, fiscal 2014 and fiscal 2015 and the selected balance sheet data for fiscal 2014 and fiscal 2015 are derived from the audited consolidated financial statements included in Item 8 of this Annual Report. The selected statement of operations data for fiscal 2011 and fiscal 2012 and the balance sheet data for fiscal 2011, fiscal 2012 and fiscal 2013 were derived from the audited consolidated financial statements for those years. This selected financial data should be read in conjunction with the consolidated financial statements and accompanying notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance.

	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$28,088	$24,219	$25,526	$24,215	$22,657
Depreciation and amortization expense	7,668	6,729	6,673	6,303	6,339
Operating income	4,314	1,809	2,436	3,386	2,366
Income (loss) from continuing operations	425	(1,248)	1,910	196	(1,308)
Income (loss) from discontinued operations (1)	—	144	(7,731)	770	(1,166)
Net income (loss)	425	(1,104)	(5,821)	966	(2,474)
Basic income (loss) per share from continuing operations	0.08	(0.24)	0.37	0.04	(0.25)
Basic income (loss) per share from discontinued operations (1)	—	0.03	(1.50)	0.15	(0.23)
Basic net income (loss) per share	0.08	(0.21)	(1.13)	0.19	(0.48)
Diluted income (loss) per share from continuing operations	0.08	(0.24)	0.37	0.04	(0.25)
Diluted income (loss) per share from discontinued operations (1)	—	0.03	(1.50)	0.15	(0.23)
Diluted net income (loss) per share	0.08	(0.21)	(1.13)	0.19	(0.48)
Balance Sheet Data:
Total assets	209,301	186,377	184,727	180,114	176,675
Mortgage loans	90,436	70,168	66,708	59,489	61,135
Stockholders' equity	94,809	95,879	98,115	104,146	103,305
Cash dividends declared per common share	0.30	0.20	0.20	0.20	0.40

(1)
Fiscal years 2011 through 2014 include the results from the growing operations of the landscape nursery business, which was sold on January 8, 2014. See "Business-Landscape Nursery Business." Results of discontinued operations in fiscal years 2011 and 2012 also include the results from the operations of a 308,000 square foot warehouse facility in Manchester, Connecticut. Fiscal 2012 results of discontinued operations also include the gain on the sale of the Manchester warehouse.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        On May 13, 2015, Griffin Land & Nurseries, Inc. changed its name to Griffin Industrial Realty, Inc. ("Griffin") to reflect better Griffin's ongoing real estate business that is principally engaged in developing, managing and leasing industrial and, to a lesser extent, commercial properties. Griffin's consolidated financial statements reflect its real estate business after Griffin sold the growing operations of Imperial Nurseries, Inc. ("Imperial"), its landscape nursery business, in fiscal 2014. Imperial's growing operations are reflected as a discontinued operation in Griffin's consolidated financial statements for fiscal 2014 and fiscal 2013 as a result of the sale (the "Imperial Sale") of Imperial's growing operations to Monrovia Connecticut, LLC ("Monrovia") and the lease of Imperial's Connecticut farm to Monrovia (the "Imperial Lease," and together with the Imperial Sale, the "Imperial Transaction") that became effective January 8, 2014.

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

          Impairment of long-lived assets: Griffin reviews annually, as well as when conditions may indicate, its long-lived assets to determine if there are any indications of impairment, such as a prolonged vacancy in one of Griffin's rental properties. If indications of impairment are present, Griffin evaluates the carrying value of the assets in relation to undiscounted cash flows or the estimated fair value of the underlying assets. Development costs that have been capitalized are reviewed periodically for future recoverability.

          Revenue and gain recognition: Revenue includes rental revenue from Griffin's industrial and commercial properties and proceeds from property sales. Rental revenue is accounted for on a straight-line basis over the applicable lease term in accordance with the FASB ASC 840, "Leases." Gains on property sales are recognized in accordance with the FASB ASC 360-20 "Property, Plant and Equipment-Real Estate Sales" based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

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

Summary

        In the fiscal year ended November 30, 2015 ("fiscal 2015"), Griffin had net income of approximately $0.4 million as compared to a net loss of approximately $1.1 million in the fiscal year ended November 30, 2014 ("fiscal 2014"). The net income in fiscal 2015 as compared to the net loss incurred in fiscal 2014 principally reflects an increase of approximately $2.5 million in operating income in fiscal 2015 as compared to fiscal 2014, partially offset by: (a) a gain of approximately $0.3 million in fiscal 2014 on the sale of common stock in Centaur Media plc ("Centaur Media"); (b) a decrease of approximately $0.1 million in investment income; (c) an increase of approximately $0.2 million in interest expense; (d) an increase of approximately $0.3 million in the income tax provision; and (e) a gain of approximately $0.1 million from discontinued operations in fiscal 2014. The increase in operating income in fiscal 2015 as compared to fiscal 2014 principally reflects an increase in profit from rental properties (rental revenue less operating expenses of rental properties) from approximately $12.8 million in fiscal 2014 to approximately $16.2 million in fiscal 2015, partially offset by an increase of approximately $1.0 million in depreciation and amortization expense. Gain on property sales (revenue from property sales less costs related to property sales) of approximately $2.9 million in fiscal 2015 was essentially unchanged from fiscal 2014 and general and administrative expenses were approximately $7.1 million in both fiscal 2015 and fiscal 2014.

        Griffin's income from discontinued operations, net of tax, in fiscal 2014 reflects the results of the growing operations of Imperial's landscape nursery business through the date they were sold and the loss on sale.

Results of Operations

  Fiscal 2015 Compared to Fiscal 2014

        Total revenue increased from approximately $24.2 million in fiscal 2014 to approximately $28.1 million in fiscal 2015, reflecting an increase of approximately $4.1 million in rental revenue, partially offset by a decrease of approximately $0.2 million in revenue from property sales. Rental revenue increased from approximately $20.5 million in fiscal 2014 to approximately $24.6 million in fiscal 2015 principally due to an increase in spaced leased in Griffin's buildings. The increase in rental revenue principally reflects: (a) an increase of approximately $2.9 million of rental revenue from leasing previously vacant space; (b) approximately $1.4 million of rental revenue from leasing space in two new Lehigh Valley buildings that were placed in service in fiscal 2014 and fiscal 2015; (c) an increase of approximately $0.4 million of rental revenue in connection with agreements to terminate leases before their scheduled termination dates; and (d) an increase in rental revenue of approximately $0.3 million from all other leases; partially offset by (e) a decrease of approximately $0.9 million of rental revenue from leases that expired and were not renewed.

        A summary of the square footage of the buildings in Griffin's real estate portfolio is as follows:

	Total Square Footage	Leased Square Footage	Percentage Leased
As of November 30, 2015	3,044,000	2,706,000	89%
As of November 30, 2014	2,764,000	2,317,000	84%

        The increase in total square footage as of November 30, 2015 as compared to November 30, 2014 reflects an approximately 280,000 square foot industrial building ("5220 Jaindl Boulevard") completed and placed in service at the end of the fiscal 2015 third quarter. 5220 Jaindl Boulevard, located in the Lehigh Valley of Pennsylvania, is the first of two industrial buildings being developed on an approximately 50 acre parcel of undeveloped land, known as Lehigh Valley Tradeport II, acquired mostly in fiscal 2013.

        The net increase of approximately 389,000 square feet in space leased as of November 30, 2015 as compared to November 30, 2014 reflects leasing the entire approximately 280,000 square feet of 5220 Jaindl Boulevard and several new leases in other buildings aggregating approximately 191,000 square feet of previously vacant space, partially offset by several leases aggregating approximately 52,000 square feet that expired and were not renewed and a lease of approximately 31,000 square feet that was terminated prior to its scheduled expiration date for which Griffin received a payment of approximately $0.2 million. The leasing of 5220 Jaindl Boulevard reflects a five year lease for approximately 196,000 square feet that became effective at the start of the fiscal 2015 fourth quarter. In November 2015, the tenant in 5220 Jaindl Boulevard exercised its option to lease the balance of the building. Rental revenue on the additional space will commence in fiscal 2016. Most of the approximately 191,000 square feet of previously vacant space that was leased in fiscal 2015 was industrial/warehouse space in New England Tradeport ("NE Tradeport"), Griffin's industrial park in Windsor and East Granby, Connecticut. In fiscal 2015, Griffin also extended several leases aggregating approximately 397,000 square feet that included approximately 326,000 square feet of industrial/warehouse space in NE Tradeport and approximately 71,000 square feet of office/flex space in Griffin Center and Griffin Center South. Subsequent to November 30, 2015, Griffin leased approximately 102,000 square feet in 4270 Fritch Drive ("4270 Fritch Drive"). Had that lease been completed as of November 30, 2015, the percentage square footage leased in Griffin's buildings as of that date would have been 92%.

        Activity by prospective tenants where Griffin's Connecticut properties are located (the north submarket of Hartford) was muted in fiscal 2014; however, there was an increase in inquiries from prospective tenants, mostly for industrial/warehouse space, in the latter part of fiscal 2014 that continued through fiscal 2015. Leasing activity in the Lehigh Valley in fiscal 2015 has been somewhat slower than the previous year; however, the reported overall vacancy rate there continued to remain low in fiscal 2015. There is no guarantee that an increase in inquiries by prospective tenants or an active real estate market will result in leasing space that was vacant as of November 30, 2015.

        Revenue from property sales decreased from approximately $3.7 million in fiscal 2014 to approximately $3.5 million in fiscal 2015. Revenue from property sales in fiscal 2015 reflects: (a) the recognition of approximately $2.5 million of revenue from the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the "Windsor Land Sale") that closed in fiscal 2013; (b) approximately $0.6 million from the sale of land that had been part of the Connecticut farm used by Imperial but not part of the long-term lease to Monrovia; and (c) $0.4 million from the retention of a deposit related to the sale of the Florida Farm, which did not close (see below). Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin's real estate business.

        Under the terms of the Windsor Land Sale, Griffin is required to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin's continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Through November 30, 2015, Griffin has recognized approximately $8.3 million of revenue from the Windsor Land Sale. The balance of the revenue from the Windsor Land Sale, approximately $0.7 million, will be recognized as the remaining costs of the required roadway construction are incurred, which is expected to be in fiscal 2016.

        In the fiscal 2015 third quarter, Griffin received a deposit of $0.4 million from the tenant that leases Imperial's production nursery in Quincy, Florida (the "Florida Farm") in connection with the tenant giving notice to Griffin that it was exercising its option under the lease to purchase the Florida Farm. The tenant subsequently notified Griffin that it would not close on the purchase of the Florida Farm. Griffin retained the deposit and entered into an agreement that permits the tenant to continue to lease the Florida Farm at an agreed upon rental rate through April 30, 2016.

        Operating expenses of rental properties increased from approximately $7.8 million in fiscal 2014 to approximately $8.4 million in fiscal 2015. The increase in operating expenses of rental properties of approximately $0.6 million was due to a full year of operating expenses of 4270 Fritch Drive in fiscal 2015 as compared to a partial year of such expenses in fiscal 2014, as that building was placed in service in the fiscal 2014 third quarter, and operating expenses of 5220 Jaindl Boulevard, which was placed in service at the end of the fiscal 2015 third quarter. Operating expenses of all other rental properties were essentially unchanged in fiscal 2015 as compared to fiscal 2014.

        Depreciation and amortization expense increased from approximately $6.7 million in fiscal 2014 to approximately $7.7 million in fiscal 2015. The increase of approximately $1.0 million in depreciation and amortization expense in fiscal 2015 as compared to fiscal 2014 reflects approximately $0.4 million related to 4270 Fritch Drive, approximately $0.2 million related to 5220 Jaindl Boulevard and an increase of approximately $0.3 million related to building improvements and tenant improvements in Griffin's other properties.

        Griffin's general and administrative expenses were essentially unchanged at approximately $7.1 million in both fiscal 2015 and fiscal 2014. Increases of approximately $0.3 million of incentive compensation expense and approximately $0.2 million in expenses in real estate taxes and other expenses related to Griffin's undeveloped land, which are included in general and administrative expenses, were essentially offset by decreases of approximately $0.2 million in expenses related to Griffin's non-qualified deferred compensation plan, approximately $0.2 million in audit fee expenses and approximately $0.1 million in all other general and administrative expenses. The lower expense related to Griffin's non-qualified deferred compensation plan reflects the effect on participant balances of the lower stock market performance in fiscal 2015 as compared to fiscal 2014.

        Griffin's interest expense increased from approximately $3.5 million in fiscal 2014 to approximately $3.7 million in fiscal 2015. An increase in interest expense of approximately $0.5 million as a result of new mortgage loans in fiscal 2015 (see Liquidity and Capital Resources) was partially offset by decreases in interest expense of approximately $0.2 million due to a higher amount of interest capitalized in fiscal 2015 as compared to fiscal 2014 and approximately $0.1 million from refinancing a mortgage loan on three NE Tradeport buildings at a lower interest rate in fiscal 2015. The increase in the amount of interest capitalized in fiscal 2015 as compared to fiscal 2014 principally reflects an increase in construction activities in fiscal 2015 as compared to fiscal 2014, including the construction of 5220 Jaindl Boulevard, which was completed and placed in service at the end of the fiscal 2015 third quarter.

        Investment income decreased from approximately $0.3 million in fiscal 2014 to approximately $0.2 million in fiscal 2015. The decrease of approximately $0.1 million principally reflects lower interest income from the amortization of the discount on the note receivable from Monrovia related to the Imperial Sale that closed in January 2014. The note receivable from Monrovia was fully paid on June 1, 2015.

        In fiscal 2014, Griffin reported an approximately $0.3 million gain from the sale of 500,000 shares of its common stock in Centaur Media for cash proceeds of approximately $0.6 million. Griffin holds 1,952,462 shares of Centaur Media common stock and has not sold any Centaur Media common stock subsequent to the end of fiscal 2014. Management expects that it will continue to sell its Centaur Media common stock when it believes that sales terms are favorable. Also in fiscal 2014, Griffin incurred a loss on debt extinguishment of approximately $0.1 million related to the refinancing of two mortgage loans.

        Griffin's effective income tax rate was 47.2% in fiscal 2015 as compared to 8.3% in fiscal 2014. The fiscal 2015 effective income tax rate reflects the federal statutory rate of 35% and state income taxes, including adjustments to the expected realization rate that certain state tax benefits will provide to Griffin in future years. To the extent that actual results differ from current projections, the projected realization rate would be different than the rate presently being used. In fiscal 2014 there was an income tax provision as compared to a pretax loss because the effect of reductions to certain state income tax benefits exceeded the federal income tax benefit, resulting in an overall income tax provision. The reductions to certain state income tax benefits were based on management's projections of the expected realization rate that those state tax benefits will provide to Griffin.

        Income from discontinued operations of approximately $0.1 million, net of tax, in fiscal 2014 reflects approximately $0.3 million, net of tax, for the effect of the termination of Griffin's postretirement benefits program and reclassification of actuarial gains previously reflected in other comprehensive income into net income, partially offset by approximately $0.2 million, net of tax, for the loss from the growing operations of the landscape nursery business through the date of the Imperial Sale. As substantially all of the former participants in Griffin's postretirement benefits program had been employed in the growing operations of the landscape nursery business that was reported as a discontinued operation, the reclassification of the actuarial gains is mostly included in the results of discontinued operations in fiscal 2014.

  Fiscal 2014 Compared to Fiscal 2013

        Total revenue decreased from approximately $25.5 million in the fiscal year ended November 30, 2013 ("fiscal 2013") to approximately $24.2 million in fiscal 2014, reflecting a decrease of approximately $1.8 million in revenue from property sales, partially offset by an increase of approximately $0.5 million in rental revenue in fiscal 2014 as compared to fiscal 2013.

        The net increase of approximately $0.5 million in rental revenue in fiscal 2014 as compared to fiscal 2013 reflects occupancy changes that resulted in: (a) an increase of approximately $1.8 million of rental revenue from leasing previously vacant space; (b) approximately $0.5 million in revenue from the Imperial Lease; and (c) an increase of approximately $0.1 million in revenue from work done for tenants; partially offset by (d) a decrease in rental revenue of approximately $1.9 million from leases that expired and were not renewed. The increase in rental revenue due to leasing previously vacant space includes an increase in rental revenue of approximately $0.9 million from the full building lease of the 228,000 square foot industrial building in the Lehigh Valley of Pennsylvania that was completed in fiscal 2012 and leased in fiscal 2013.

        A summary of the square footage of Griffin's real estate portfolio is as follows:

	Total Square Footage	Square Footage Leased	Percentage Leased
As of November 30, 2014	2,764,000	2,317,000	84%
As of November 30, 2013	2,462,000	1,939,000	79%

        The increase in total square footage as of November 30, 2014 as compared to November 30, 2013 reflects the completion in fiscal 2014 of 4270 Fritch Drive, an approximately 303,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania that was built on speculation. This building is located adjacent to the 228,000 square foot building built in fiscal 2012 ("4275 Fritch Drive") and fully leased in fiscal 2013. These two industrial buildings comprise Lehigh Valley Tradeport I, which was developed on land acquired in fiscal 2010. In the fiscal 2014 fourth quarter, Griffin entered into a five year lease for approximately 201,000 square feet of 4270 Fritch Drive and subsequent to November 30, 2015 leased the balance of that building.

        The increase in leased square footage as of November 30, 2014 as compared to November 30, 2013 principally reflects the leasing of approximately 201,000 square feet described above and a full building lease of an approximately 138,000 square foot building within NE Tradeport with a tenant that is leasing an approximately 57,000 square foot NE Tradeport industrial building under a short-term lease after its long-term lease in that building expired on August 31, 2014. In addition, the increase in space leased also reflects an increase of approximately 47,000 square feet leased to Tire Rack, Inc. ("Tire Rack") in a NE Tradeport industrial building. Under the terms of the existing lease with Tire Rack, effective August 1, 2014, Tire Rack was required to lease the entire building in which it is located. The balance in the change in leased square footage as of November 30, 2014 as compared November 30, 2013 reflects leasing approximately 31,000 square feet of previously vacant industrial/warehouse space and the expiration of leases aggregating approximately 43,000 square feet that were not renewed.

        Revenue from property sales decreased from approximately $5.5 million in fiscal 2013 to approximately $3.7 million in fiscal 2014. Property sales revenue in fiscal 2014 includes the recognition of approximately $3.1 million of revenue related to the Windsor Land Sale. Through fiscal 2014, Griffin had recognized approximately $5.8 million of the approximately $9.0 million of total revenue that will be recognized on the Windsor Land Sale when all of the required road work is completed. In addition to the revenue recognized from the Windsor Land Sale, property sales revenue in fiscal 2014 also included approximately $0.6 million from the sale of a land parcel that was once part of Imperial's growing operations in Connecticut but was not part of the Imperial Lease.

        Revenue from property sales in fiscal 2013 included: (a) approximately $2.7 million from the initial recognition of revenue from the Windsor Land Sale; (b) approximately $2.5 million from the recognition of revenue from the sale of approximately 93 acres of undeveloped land in NE Tradeport to Dollar Tree Distribution, Inc. (the "Dollar Tree Sale") that closed in fiscal 2012; and (c) approximately $0.3 million from two sales of small parcels of undeveloped land. Under the terms of the Dollar Tree Sale, Griffin was required to construct a sewer line to service the property sold. Accordingly, because of Griffin's continuing involvement with the land that was sold, Griffin accounted for the Dollar Tree Sale using the percentage of completion method. All of the revenue from the Dollar Tree Sale was recognized as of the end of fiscal 2013 as the required construction of the sewer line was completed. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin's real estate business.

        Operating expenses of rental properties increased from approximately $7.5 million in fiscal 2013 to approximately $7.8 million in fiscal 2014. The net increase of approximately $0.3 million principally reflects an increase of approximately $0.2 million in property maintenance expenses, principally snow removal, and increases in real estate taxes and utility expenses aggregating approximately $0.2 million in fiscal 2014 as compared to fiscal 2013, partially offset by a net decrease of approximately $0.1 million in all other expenses. The increase in snow removal expenses reflected more severe winter weather in fiscal 2014 as compared to fiscal 2013. The increase in real estate taxes principally reflects real estate taxes being fully assessed on 4275 Fritch Drive.

        Depreciation and amortization expense was approximately $6.7 million in both fiscal 2013 and fiscal 2014. Depreciation and amortization expense increased by approximately $0.2 million in fiscal 2014 as compared to fiscal 2013 due to tenant improvements related to the full building lease of 4275 Fritch Drive that commenced in fiscal 2013 and approximately $0.2 million related to 4270 Fritch Drive, which was completed and placed in service in fiscal 2014. These increases were essentially offset by decreases in depreciation and amortization expense on tenant improvements of approximately $0.3 million related to leases that expired and approximately $0.1 million of real estate assets becoming fully depreciated.

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

        Griffin's total gain from the sale of investments decreased from approximately $4.5 million in fiscal 2013 to approximately $0.3 million in fiscal 2014. In fiscal 2013, the gain reflected the sale of Griffin's investment in Shemin Nurseries Holding Corp. ("SNHC") and the sale of a portion of Griffin's holdings in Centaur Media. In fiscal 2013, Griffin completed the sale of its investment in SNHC and received cash proceeds of approximately $3.4 million. Because of the low carrying cost of its investment in SNHC, Griffin's gain on sale was also approximately $3.4 million. Also in fiscal 2013, Griffin sold 2,824,688 shares of its common stock of Centaur Media for cash proceeds of approximately $2.5 million and a gain of approximately $1.1 million. In fiscal 2014, Griffin's approximately $0.3 million gain from the sale of investments reflected the sale of 500,000 shares of its common stock in Centaur Media for cash proceeds of approximately $0.6 million.

        Griffin's interest expense decreased from approximately $3.8 million in fiscal 2013 to approximately $3.5 million in fiscal 2014. The decrease of approximately $0.3 million in fiscal 2014 as compared to fiscal 2013 is principally due to: (a) approximately $0.6 million of interest that was capitalized in fiscal 2014 as compared to approximately $0.1 million of interest that was capitalized in fiscal 2013; and (b) a decrease of approximately $0.1 million of interest expense on mortgage loans outstanding in both years, due to the payment of principal; partially offset by (c) an increase of approximately $0.3 million of interest expense related to a full year's interest in fiscal 2014 from a nonrecourse mortgage loan on 4275 Fritch Drive that was outstanding for only one quarter in fiscal 2013.

        Griffin's loss on debt extinguishment decreased from approximately $0.3 million in fiscal 2013 to approximately $0.1 million in fiscal 2014. In fiscal 2013, Griffin incurred a loss on debt extinguishment related to a loan modification agreement on a mortgage loan with First Niagara Bank ("First Niagara") due in January 2020 (the "2020 First Niagara Mortgage"). On April 1, 2013, Griffin and First Niagara entered into an agreement that reduced the interest rate on the 2020 First Niagara Mortgage from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. Because the difference between the present value of future payments under the existing loan was greater than 10% of the present value of the payments under the modified loan, the loan modification was accounted for as a debt extinguishment. As such, all deferred costs related to the existing 2020 First Niagara Mortgage (approximately $0.2 million) and the fee paid to First Niagara for the loan modification (approximately $0.1 million) are reflected as a loss on debt extinguishment. Concurrent with that agreement, Griffin also entered into an interest rate swap agreement with First Niagara to effectively fix the interest rate on the 2020 First Niagara Mortgage at 3.91% for the remainder of the loan term.

        The loss on debt extinguishment in fiscal 2014 was related to the refinancing of two nonrecourse mortgage loans by two of Griffin's subsidiaries with Farm Bureau Life Insurance Company ("Farm Bureau"). The mortgage loans that were refinanced had original maturity dates of April 1, 2016 and October 2, 2017 and interest rates of 8.13% and 7.0%, respectively. The refinancings generated additional mortgage proceeds, reduced the interest rates to 5.09% for both mortgage loans and extended the maturities of both mortgage loans for fifteen years from the date of the refinancing. The two loan refinancings with Farm Bureau were also accounted for as debt extinguishments and new financings. As such, all of the deferred costs related to the existing mortgage loans with Farm Bureau were reflected as a loss on debt extinguishment in Griffin's fiscal 2014 consolidated statement of operations.

        Griffin's effective tax rate was 8.3% in fiscal 2014 as compared to 34.2% in fiscal 2013. The lower effective tax rate in fiscal 2014 as compared to fiscal 2013 principally reflects the effect in fiscal 2014 of reductions to certain state income tax benefits based on management's projections of the expected realization rate that those state tax benefits will provide to Griffin. As a result of such adjustments, the amount of the state income tax provision exceeded the federal income tax benefit, resulting in an overall income tax provision for fiscal 2014.

        Income from discontinued operations, net of tax, of approximately $0.1 million in fiscal 2014 principally reflects the effect of the termination of Griffin's postretirement benefits program and reclassification of actuarial gains previously reflected in other comprehensive income into net income, partially offset by the loss from the growing operations of the landscape nursery business through the date of the Imperial Sale and the loss on the Imperial Sale. As substantially all of the former participants in Griffin's postretirement benefits program were previously employed in the growing operations of the landscape nursery business that is now reported as a discontinued operation, most of the amount of the reclassification of the actuarial gains is included in the results of discontinued operations in fiscal 2014. The loss from discontinued operations, net of tax, of approximately $7.7 million in fiscal 2013 principally reflects the loss from the growing operations of the landscape nursery business in fiscal 2013, including a pretax charge of $10.4 million to reduce inventory that was sold in the Imperial Sale to fair value, which was the net realizable value based on the terms of the Imperial Sale.

Off Balance Sheet Arrangements

        Griffin does not have any off balance sheet arrangements.

Liquidity and Capital Resources

        Net cash provided by operating activities increased from approximately $5.4 million in fiscal 2014 to approximately $13.0 million in fiscal 2015. The approximately $7.6 million increase in net cash provided by operating activities in fiscal 2015 as compared to fiscal 2014 principally reflects: (a) an increase of approximately $4.6 million of cash generated from changes in assets and liabilities in fiscal 2015 as compared to fiscal 2014; and (b) an increase of approximately $3.0 million in cash generated from continuing operations, including adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations.

        The increase in cash from changes in assets and liabilities in fiscal 2015 as compared to fiscal 2014 principally reflects: (a) approximately $4.9 million of cash from a change in deferred revenue in fiscal 2015 as compared to approximately $3.0 million of cash in fiscal 2014; (b) an approximately $1.1 million increase in cash from a change in other assets in fiscal 2015 as compared to an approximately $0.6 million decrease in cash in fiscal 2014; and (c) an increase in cash of approximately $0.5 million from a change in accounts payable and accrued liabilities in fiscal 2015 as compared to a decrease in cash of approximately $0.3 million from a change in accounts payable and accrued liabilities in fiscal 2014. The change in deferred revenue in fiscal 2015 includes approximately $6.4 million of cash received from the tenant in 758 Rainbow Road, for tenant improvements, that is being recognized as additional rental revenue over the lease term, offset principally by the reduction of deferred revenue from the recognition of approximately $2.5 million of revenue from the Windsor Land Sale. The increase in cash from the change in other assets in fiscal 2015 principally reflects approximately $0.9 million from a reduction in lease receivables and approximately $0.4 million from a reduction in escrows related to Griffin's mortgage loans.

        Net cash provided by operating activities was approximately $5.4 million in fiscal 2014 as compared to net cash provided by operating activities of approximately $0.7 million in fiscal 2013. Net cash provided by operating activities of continuing operations was approximately $5.3 million in fiscal 2014, as compared to approximately $2.5 million in fiscal 2013. The increase in net cash provided by operating activities of continuing operations in fiscal 2014 as compared to fiscal 2013 principally reflected an increase of approximately $3.2 million in deferred revenue in fiscal 2014 as compared to fiscal 2013, including cash of approximately $2.4 million received in fiscal 2014 from the tenant in 758 Rainbow Road, for tenant improvements, that is being recognized as additional rental revenue over the lease term. The cash received was used for Griffin's investment in tenant improvements in 758 Rainbow Road that are included in additions to Griffin's real estate assets (see below). In addition, the increase in cash provided by operating activities of continuing operations in fiscal 2014 as compared to fiscal 2013 reflects higher income from continuing operations, including adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations.

        Net cash used in investing activities was approximately $29.7 million in fiscal 2015 as compared to approximately $3.9 million in fiscal 2014 and approximately $2.4 million in fiscal 2013. The net cash used in investing activities in fiscal 2015 reflects cash payments of approximately $31.2 million for additions to real estate assets and approximately $1.0 million for deferred leasing costs and other uses, partially offset by $1.5 million of cash received from the second and final payment under the note receivable from Monrovia and approximately $1.0 million of cash proceeds from property sales.

        Cash payments for additions to real estate assets in fiscal 2015 reflect the following:

New building construction (including site work)	$14.5 million
Tenant and building improvements related to leasing	$14.4 million
Development costs and infrastructure improvements	$2.1 million
Other	$0.2 million

        Fiscal 2015 cash payments for new building construction, including site work, principally reflect the construction, on speculation, of 5220 Jaindl Boulevard in Lehigh Valley Tradeport II and the site work for 5210 Jaindl Boulevard, an approximately 252,000 square foot industrial/warehouse building that will be the second of two buildings that comprise Lehigh Valley Tradeport II. In the fiscal 2015 fourth quarter, Griffin started construction of 5210 Jaindl Boulevard and expects to complete the building shell in the fiscal 2016 second quarter. Griffin expects to make cash payments of approximately $8.4 million in fiscal 2016 for the site work and building shell of 5210 Jaindl Boulevard.

        The cash payments for tenant and building improvements related to leasing include approximately $7.8 million for improvements in connection with the ten year full building lease of 758 Rainbow Road in NE Tradeport and approximately $2.9 million of improvements at 5220 Jaindl Boulevard, as the tenant took occupancy of 196,000 square feet in that new building at the beginning of the fiscal 2015 fourth quarter. The cash payments for development costs and infrastructure improvements primarily reflected ongoing road construction and other offsite improvements required under the terms of the Windsor Land Sale.

        Proceeds from property sales in fiscal 2015 reflect approximately $0.6 million from the sale of land that had been part of the Connecticut farm used by Imperial but not part of the long-term lease to Monrovia and approximately $0.4 million from the deposit retained on the sale of the Florida Farm that did not close.

        The net cash used in investing activities of approximately $3.9 million in fiscal 2014 reflects cash payments of approximately $15.6 million for additions to real estate assets and approximately $1.2 million for deferred leasing costs and other uses, substantially offset by: (a) cash proceeds of approximately $8.9 million from the Windsor Land Sale that were returned from escrow; (b) cash proceeds of approximately $2.8 million received from the first payment under the note receivable from Monrovia; (c) cash proceeds of approximately $0.6 million from sales of Centaur Media common stock; (d) cash proceeds of approximately $0.6 million from property sales; and (e) cash proceeds of approximately $0.2 million from the Imperial Sale. At the closing of the Windsor Land Sale in the fiscal 2013 fourth quarter, the proceeds of approximately $8.9 million were placed in escrow for a potential acquisition of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. As Griffin did not acquire a replacement property, the cash proceeds were returned to Griffin in fiscal 2014.

        Cash payments for additions to real estate assets in fiscal 2014 reflect the following:

New building construction (including site work)	$10.2 million
Development costs and infrastructure improvements	$3.0 million
Tenant and building improvements related to leasing	$1.8 million
Other	$0.6 million

        Fiscal 2014 cash payments for new building construction principally reflected the completion of construction of 4270 Fritch Drive in Lehigh Valley Tradeport I. Approximately 201,000 square feet in 4270 Fritch Drive was leased in fiscal 2014, and subsequent to November 30, 2015, Griffin leased the remaining approximately 102,000 square feet in 4270 Fritch Drive. Cash payments for development costs and infrastructure improvements in fiscal 2014 included approximately $2.0 million for site work on a residential project and approximately $1.0 million for road construction required under the terms of the Windsor Land Sale.

        The net cash used in investing activities in fiscal 2013 principally reflected cash payments of approximately $13.5 million for additions to real estate assets, net of approximately $2.8 million of cash deposited in escrow and approximately $1.4 million of cash used for deferred leasing costs and other uses, partially offset by approximately $9.4 million of proceeds from property sales, approximately $3.4 million of proceeds from the sale of Griffin's investment in Shemin Nurseries Holding Corp. and approximately $2.5 million of proceeds from the sale of Centaur Media common stock.

        Cash payments for additions to real estate assets in fiscal 2013 reflect the following:

Purchase of undeveloped land	$7.0 million
Tenant and building improvements related to leasing	$2.9 million
New building construction (including site work)	$1.6 million
Development costs and infrastructure improvements	$1.6 million
Other	$0.4 million

        The cash payment for the purchase of undeveloped land in fiscal 2013 reflected the acquisition of an approximately 49 acre parcel that became Lehigh Valley Tradeport II using the cash returned from escrow from the Dollar Tree Sale. Fiscal 2013 cash payments for new building construction principally reflected the start of construction, on speculation, of 4270 Fritch Drive in Lehigh Valley Tradeport I. Cash payments for development costs and infrastructure improvements in fiscal 2013 included approximately $0.8 million for construction of a sewer line related to the Dollar Tree Sale and master planning costs for Lehigh Valley Tradeport II.

        The cash deposited into escrow in fiscal 2013 reflected the approximately $8.9 million of proceeds from the Windsor Land Sale that were placed in escrow for a potential acquisition of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, and approximately $0.9 million of cash deposited in escrow to be used for a portion of the road construction related to the Windsor Land Sale; offset by approximately $6.9 million of cash that was returned from escrow from the Dollar Tree Sale and used for the land acquisition described above.

        Net cash provided by financing activities was approximately $18.0 million in fiscal 2015 as compared to approximately $1.4 million in fiscal 2014. The net cash provided by financing activities in fiscal 2015 reflects net proceeds of approximately $40.4 million from three mortgage loans (see below) and approximately $0.1 million received from the exercise of stock options, partially offset by: (a) approximately $20.1 million of payments of principal on Griffin's mortgage loans; (b) a payment of approximately $1.0 million for a dividend on Griffin's common stock that was declared in the fiscal 2014 fourth quarter and paid in fiscal 2015; (c) approximately $0.8 million of payments for debt issuance costs related to the mortgage loans completed in fiscal 2015; and (d) approximately $0.6 million of mortgage proceeds placed in escrow.

        The net cash provided by financing activities in fiscal 2014 reflected proceeds of approximately $5.5 million from a mortgage loan and approximately $0.1 million received from the exercise of stock options, partially offset by: (a) approximately $2.0 million of payments of principal on Griffin's mortgage loans; (b) a payment of approximately $1.0 million for a dividend on Griffin's common stock that was declared in the fiscal 2013 fourth quarter and paid in fiscal 2014; (c) $1.0 million of mortgage proceeds placed in escrow; and (d) approximately $0.1 million of payments for debt issuance costs. The net cash provided by financing activities in fiscal 2013 reflects proceeds of approximately $9.1 million from a mortgage loan and approximately $0.1 million from the exercise of stock options, partially offset by: (e) approximately $1.9 million of payments of principal on Griffin's mortgage loans; (f) a payment of approximately $1.0 million for the dividend on Griffin's common stock that was declared in the fiscal 2012 fourth quarter and paid in fiscal 2013; (g) approximately $0.4 million for payment of debt issuance costs related to the new mortgage loan and Griffin's revolving credit agreement, both of which closed in fiscal 2013; and (h) approximately $0.1 million related to the modification of a mortgage loan with First Niagara.

        Griffin has a $12,500 revolving credit line with Webster Bank (the "Webster Credit Line") that expires May 1, 2016. The Webster Credit Line was scheduled to expire on May 1, 2015, however, prior to that date Griffin exercised its option to extend the Webster Credit Line for one year. Interest on borrowings under the Webster Credit Line is at the one month LIBOR rate plus 2.75%. The Webster Credit Line is collateralized by Griffin's properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. There have been no borrowings under the Webster Credit Line since its inception. The Webster Credit Line secures certain unused standby letters of credit aggregating approximately $4.1 million that are related to Griffin's development activities.

        On December 31, 2014, two subsidiaries of Griffin closed on a new $21.6 million nonrecourse mortgage loan (the "2025 First Niagara Mortgage") with First Niagara. The 2025 First Niagara Mortgage refinanced an existing mortgage loan with First Niagara on 4275 Fritch Drive and added 4270 Fritch Drive, the other Lehigh Valley Tradeport I industrial building, to the collateral. The existing mortgage loan with First Niagara had a maturity date of September 1, 2023 and a floating rate of the one month LIBOR rate plus 1.95%. Griffin had entered into an interest rate swap agreement with First Niagara that effectively fixed the rate on that loan at 4.79%. Griffin received net cash proceeds from the 2025 First Niagara Mortgage of approximately $10.9 million at closing (before transaction costs), in addition to approximately $8.9 million used to refinance the existing mortgage loan with First Niagara and $1.85 million that was advanced by First Niagara, subsequent to November 30, 2015, when the approximately 102,000 square feet in 4270 Fritch Drive that had been vacant at the time the 2025 First Niagara Mortgage closed, was leased. The 2025 First Niagara Mortgage has a ten year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2025 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the

2025 First Niagara Mortgage closed, Griffin entered into an interest rate swap agreement that, combined with the existing interest rate swap agreement with First Niagara and the interest rate swap agreement on the additional mortgage proceeds received subsequent to November 30, 2015, effectively fixes the rate of the 2025 First Niagara Mortgage at 4.39% over the remainder of the mortgage loan's ten year term.

        On July 29, 2015, a subsidiary of Griffin closed on a new $18.0 million nonrecourse mortgage loan (the "40--86 Mortgage Loan") with 40--86 Mortgage Capital, Inc. The 40--86 Mortgage Loan is collateralized by three industrial buildings in NE Tradeport (75 International Drive, 754 and 758 Rainbow Road) aggregating approximately 392,000 square feet, has a fixed interest rate of 4.33% and a fifteen year term, with payments based on a thirty year amortization schedule. At closing, Griffin received cash proceeds from the 40--86 Mortgage Loan (before financing costs) of approximately $14.9 million, which were used to refinance the maturing mortgage that had a principal balance of approximately $17.9 million and an interest rate of 5.73%. The remaining approximately $3.1 million of mortgage proceeds were deposited into escrow. As per the terms of the 40--86 Mortgage Loan, $2.5 million of the escrowed proceeds were released to Griffin in the fiscal 2015 fourth quarter when the tenant that was leasing approximately 88,000 square feet on a month-to-month basis in 754 Rainbow Road entered into a long-term lease for that space. The remaining $0.6 million of mortgage proceeds from the 40--86 Mortgage Loan that were deposited into escrow is expected to be released to Griffin in fiscal 2016 when tenant improvement work for the full building tenant in 758 Rainbow Road is completed and all payments for such work have been made.

        On September 1, 2015, a subsidiary of Griffin closed on a new $14.1 million nonrecourse mortgage loan (the "Webster Mortgage Loan") with Webster Bank. The Webster Mortgage Loan is collateralized by the newly constructed approximately 280,000 square foot industrial/warehouse building at 5220 Jaindl Boulevard in Hanover Township in the Lehigh Valley of Pennsylvania. At closing, Griffin received cash proceeds from the Webster Mortgage Loan (before financing costs) of $11.5 million. On November 24, 2015, the tenant that is leasing approximately 196,000 square feet in 5220 Jaindl Boulevard exercised its option to lease the balance of the building. Subsequent to November 30, 2015, Webster Bank advanced to Griffin the balance of the mortgage loan proceeds ($2.6 million). The Webster Mortgage Loan has a floating interest rate of the one month LIBOR rate plus 1.65%, but Griffin entered into an interest rate swap agreement with Webster Bank at closing to effectively fix the interest rate at 3.77% over the loan term on the loan proceeds received at closing. At the time Griffin received the additional proceeds of $2.6 million, Griffin entered into a second interest rate swap agreement with Webster Bank to effectively fix the interest rate on those loan proceeds at 3.67% for the balance of the term of the loan. Together, the two interest rate swap agreements effectively fix the interest rate on the Webster Mortgage Loan at 3.75% for the remainder of the term of the loan. The Webster Mortgage Loan has a ten year term, with payments based on a twenty-five year amortization schedule.

        Griffin's payments (including principal and interest) under contractual obligations as of November 30, 2015 are as follows:

	Total	Due Within One Year	Due From 1 - 3 Years	Due From 3 - 5 Years	Due in More Than 5 Years
	(in millions)
Mortgage Loans	$121.1	$6.9	$19.1	$29.4	$65.7
Revolving Line of Credit	—	—	—	—	—
Operating Lease Obligations	0.1	0.1	—	—	—
Purchase Obligations (1)	8.3	8.3	—	—	—
Other (2)	4.0	—	—	—	4.0

	$133.5	$15.3	$19.1	$29.4	$69.7

(1)
Includes obligations for the development of Griffin's properties, principally for construction of 5210 Jaindl Boulevard.

(2)
Reflects the liability for Griffin's non-qualified deferred compensation plan. The timing on the payment of participant balances in the non-qualified deferred compensation plan is not determinable.

        On June 27, 2014, Griffin entered into an agreement to sell approximately 30 acres of an approximately 45 acre land parcel in Griffin Center in Bloomfield, Connecticut for a minimum purchase price of $3.25 million, subject to adjustment based on the actual number of acres conveyed. Completion of this transaction is subject to significant contingencies, including the satisfactory completion of due diligence by the purchaser (a public educational authority in the state of Connecticut) and the purchaser obtaining a commitment from the State of Connecticut to fund the land acquisition and develop the property as planned by the purchaser. If this sale were to be completed, the development potential of the land parcel's remaining 15 acres, much of which is wetlands, will be severely limited. In fiscal 2015, the purchaser's due diligence period was extended through September 15, 2016. There is no guarantee that this transaction will be completed under its current terms, or at all.

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

        As of November 30, 2015, Griffin had cash and cash equivalents of approximately $18.3 million. Management believes that its cash and cash equivalents as of November 30, 2015, cash generated from operations, additional mortgage proceeds received subsequent to November 30, 2015 and borrowing capacity under its $12.5 million revolving credit agreement with Webster Bank will be sufficient to meet its working capital requirements, the continued investment in real estate assets, and the payment of dividends on its common stock, when and if declared by the Board of Directors, for at least the next twelve months. Griffin may also continue to seek additional financing secured by nonrecourse mortgage loans on its properties. Griffin's real estate portfolio currently includes five buildings located in Connecticut aggregating approximately 411,000 square feet that are not mortgaged.

Forward-Looking Information

        The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, Griffin's expectations regarding the leasing of currently vacant space, receiving mortgage proceeds currently held in escrow, the timing of completion and the cost of construction of 5210 Jaindl Boulevard, the acquisition of additional properties and/or undeveloped land parcels, the ability to obtain mortgage financing on Griffin's unleveraged properties, the completion of the sale of approximately 30 acres of an approximately 45 acre land parcel in Griffin Center that is under contract as of November 30, 2015, Griffin's anticipated future liquidity, and other statements with the words "believes," "anticipates," "plans," "expects" or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin's actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A "Risk Factors" and elsewhere in this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

        For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin's mortgage interest rates and related principal payment requirements are described in Note 6 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

        For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of November 30, 2015, Griffin had a total of approximately $58.9 million of variable rate debt outstanding, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rates on that debt. There were no other variable rate borrowings outstanding as of November 30, 2015.

        Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin's cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.

        Griffin does not have foreign currency exposure in operations. However, Griffin does have an investment in a public company, Centaur Media plc, based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates involving the UK pound sterling. A 10% decrease in the foreign currency exchange rate at November 30, 2015 would have resulted in an approximately $0.2 million reduction of the fair value of that investment.

8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 30, 2015	Nov. 30, 2014
ASSETS
Real estate assets at cost, net	$166,455	$134,522
Real estate held for sale	1,418	9,943
Cash and cash equivalents	18,271	17,059
Deferred income taxes	5,838	5,996
Available for sale securities—Investment in Centaur Media plc	1,970	1,924
Mortgage proceeds held in escrow	1,600	1,000
Note receivable	—	1,451
Other assets	13,749	14,482

Total assets	$209,301	$186,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans	$90,436	$70,168
Deferred revenue	10,790	8,349
Accounts payable and accrued liabilities	3,348	3,505
Dividend payable	1,546	1,030
Other liabilities	8,372	7,446

Total liabilities	114,492	90,498

Commitments and Contingencies (Note 14)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,541,029 and 5,537,895 shares issued, respectively, and 5,152,708 and 5,149,574 shares outstanding, respectively	55	55
Additional paid-in capital	108,188	107,887
Retained earnings	1,117	2,238
Accumulated other comprehensive loss, net of tax	(1,085)	(835)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)

Total stockholders' equity	94,809	95,879

Total liabilities and stockholders' equity	$209,301	$186,377

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended,
	Nov. 30, 2015	Nov. 30, 2014	Nov. 30, 2013
Rental revenue	$24,605	$20,552	$20,053
Revenue from property sales	3,483	3,667	5,473

Total revenue	28,088	24,219	25,526

Operating expenses of rental properties	8,415	7,801	7,456
Depreciation and amortization expense	7,668	6,729	6,673
Costs related to property sales	634	803	1,171
General and administrative expenses	7,057	7,077	7,790

Total expenses	23,774	22,410	23,090

Operating income	4,314	1,809	2,436
Interest expense	(3,670)	(3,529)	(3,848)
Investment income	161	301	115
Gain on sale of investment in Shemin Nurseries Holding Corp.	—	—	3,397
Gain on sale of common stock in Centaur Media plc	—	318	1,088
Loss on debt extinguishment	—	(51)	(286)

Income (loss) before income tax provision	805	(1,152)	2,902
Income tax provision	(380)	(96)	(992)

Income (loss) from continuing operations	425	(1,248)	1,910
Discontinued operations, net of tax:
Income (loss) from landscape nursery business, net of tax, including loss on sale of assets of $28, net of tax, in fiscal 2014	—	144	(7,731)

Net income (loss)	$425	$(1,104)	$(5,821)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.24)	$0.37
Income (loss) from discontinued operations	—	0.03	(1.50)

Basic net income (loss) per common share	$0.08	$(0.21)	$(1.13)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.24)	$0.37
Income (loss) from discontinued operations	—	0.03	(1.50)

Diluted net income (loss) per common share	$0.08	$(0.21)	$(1.13)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 30, 2015	Nov. 30, 2014	Nov. 30, 2013
Net income (loss)	$425	$(1,104)	$(5,821)

Other comprehensive (loss) income, net of tax:
Increase in fair value of Centaur Media plc	30	185	310
Unrealized (loss) gain on cash flow hedges	(1,058)	(695)	100
Net actuarial gain and prior service cost for other postretirement benefits	—	—	68
Reclassifications included in net income (loss)	778	124	(206)

Total other comprehensive (loss) income, net of tax	(250)	(386)	272

Total comprehensive income (loss)	$175	$(1,490)	$(5,549)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Fiscal Years Ended November 30, 2015, November 30, 2014 and November 30, 2013

(dollars in thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 1, 2012	5,527,911	$55	$107,056	$11,222	$(721)	$(13,466)	$104,146
Exercise of stock options	6,776	—	80	—	—	—	80
Stock-based compensation	—	—	467	—	—	—	467
Dividend declared, $0.20 per share	—	—	—	(1,029)	—	—	(1,029)
Total other comprehensive income, net of tax	—	—	—	—	272	—	272
Net loss	—	—	—	(5,821)	—	—	(5,821)

Balance at November 30, 2013	5,534,687	55	107,603	4,372	(449)	(13,466)	98,115
Exercise of stock options, net of reversal of tax benefit on exercised stock options of $4	3,208	—	76	—	—	—	76
Stock-based compensation	—	—	208	—	—	—	208
Dividend declared, $0.20 per share	—	—	—	(1,030)	—	—	(1,030)
Total other comprehensive loss, net of tax	—	—	—	—	(386)	—	(386)
Net loss	—	—	—	(1,104)	—	—	(1,104)

Balance at November 30, 2014	5,537,895	55	107,887	2,238	(835)	(13,466)	95,879
Exercise of stock options, net of reversal of tax benefit on exercised stock options of $9	3,134	—	71	—	—	—	71
Stock-based compensation	—	—	230	—	—	—	230
Dividend declared, $0.30 per share	—	—	—	(1,546)	—	—	(1,546)
Total other comprehensive loss, net of tax	—	—	—	—	(250)	—	(250)
Net income	—	—	—	425	—	—	425

Balance at November 30, 2015	5,541,029	$55	$108,188	$1,117	$(1,085)	$(13,466)	$94,809

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended,
	Nov. 30, 2015	Nov. 30, 2014	Nov. 30, 2013
Operating activities:
Net income (loss)	$425	$(1,104)	$(5,821)
(Income) loss from discontinued operations	—	(144)	7,731

Income (loss) from continuing operations	425	(1,248)	1,910
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,668	6,729	6,673
Gain on sales of properties	(2,849)	(2,864)	(4,302)
Deferred income taxes	297	123	997
Stock-based compensation expense	230	338	415
Amortization of debt issuance costs	226	259	270
Accretion of discount on note receivable	(49)	(165)	—
Loss on debt extinguishment	—	51	286
Gain on sale of common stock in Centaur Media plc	—	(318)	(1,088)
Gain on sale of investment in Shemin Nurseries Holding Corp.	—	—	(3,397)
Changes in assets and liabilities:
Other assets	1,124	(631)	181
Accounts payable and accrued liabilities	475	(276)	(41)
Deferred revenue	4,924	2,987	(234)
Other liabilities	490	329	816

Net cash provided by operating activities of continuing operations	12,961	5,314	2,486
Net cash provided by (used in) operating activities of discontinued operations	—	39	(1,786)

Net cash provided by operating activities	12,961	5,353	700

Investing activities:
Additions to real estate assets	(31,188)	(15,583)	(13,538)
Proceeds from collection of note receivable	1,500	2,750	—
Deferred leasing costs and other	(1,011)	(1,171)	(1,367)
Proceeds from sales of properties, net of expenses	994	554	9,366
Proceeds from property sales returned from (deposited in) escrow, net	—	8,864	(2,797)
Proceeds from sales of common stock in Centaur Media plc	—	566	2,487
Proceeds from sale of business, net of expenses	—	169	—
Proceeds from the sale of investment in Shemin Nurseries Holding Corp.	—	—	3,418

Net cash used in investing activities	(29,705)	(3,851)	(2,431)

Financing activities:
Proceeds from mortgages	40,391	5,477	9,100
Payments of debt	(20,123)	(2,017)	(1,916)
Dividends paid to stockholders	(1,030)	(1,029)	(1,028)
Debt issuance and modification costs	(762)	(133)	(507)
Mortgage proceeds held in escrow	(600)	(1,000)	—
Exercise of stock options	80	80	80

Net cash provided by financing activities	17,956	1,378	5,729

Net increase in cash and cash equivalents	1,212	2,880	3,998
Cash and cash equivalents at beginning of year	17,059	14,179	10,181

Cash and cash equivalents at end of year	$18,271	$17,059	$14,179

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies

  Basis of Presentation

        On May 13, 2015, Griffin Land & Nurseries, Inc. changed its name to Griffin Industrial Realty, Inc. ("Griffin") to reflect better Griffin's ongoing real estate business that is principally engaged in developing, managing and leasing industrial and, to a lesser extent, commercial properties. The accompanying consolidated financial statements of Griffin reflect its real estate business and Griffin's landscape nursery business, conducted through its wholly owned subsidiary, Imperial Nurseries, Inc. ("Imperial") which is reported as a discontinued operation (see below). Periodically, Griffin may also sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin's core development and leasing strategy.

        Imperial was engaged in growing landscape nursery plants in containers for sale to independent retail garden centers and rewholesalers, whose main customers are landscape contractors. Imperial's operations are reflected in the accompanying consolidated financial statements as a discontinued operation due to the sale, effective January 8, 2014, of its inventory and certain of its assets (the "Imperial Sale") to Monrovia Connecticut LLC ("Monrovia"), a subsidiary of Monrovia Nursery Company (see Note 11). Concurrent with the Imperial Sale, a subsidiary of Griffin and Imperial entered into a long-term lease with Monrovia for Imperial's Connecticut production nursery. As the operations of Imperial are reflected as a discontinued operation in Griffin's consolidated financial statements, Griffin's continuing operations presented in the accompanying financial statements solely reflect its real estate business and, therefore, industry segment information is not presented. Accordingly, certain prior period amounts in Griffin's consolidated financial statements have been reclassified to conform to the current presentation which better reflects Griffin's real estate business, including presentation of an unclassified balance sheet consistent with real estate industry practice. Certain parts of Imperial's prior year results, such as rental revenue and expense related to the leasing of Imperial's Florida farm to another grower and certain expenses related to the property and equipment of Imperial's Connecticut farm, which continues to be owned by Griffin and leased to Monrovia, are included in Griffin's continuing operations. All intercompany transactions have been eliminated.

  Fiscal Year

        Through the fiscal year ended November 30, 2013 ("fiscal 2013"), Griffin reported on a 52-53 week fiscal year that ended on the Saturday nearest November 30 and included four quarters of 13 weeks each. Starting in the fiscal year ended November 30, 2014 ("fiscal 2014"), Griffin is reporting on a twelve month fiscal year that ends on November 30.

  Real Estate Assets

        Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with Financial Accounting Standards Board ("FASB") ASC 805, "Business Combinations," and are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed and placed in service. The capitalized costs are recorded as part of the asset to which they

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

relate and are amortized over the asset's useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Repair and maintenance costs are expensed as incurred.

        Griffin classifies a property as "held for sale" when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year or the property is under a contract to be sold; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as "held for sale." Depreciation of assets ceases upon designation of a property as "held for sale."

  Cash and Cash Equivalents

        Griffin considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. At November 30, 2015 and 2014, $15,269 and $16,433, respectively, of the cash and cash equivalents included on Griffin's consolidated balance sheets were held in cash equivalents.

  Investments

        Griffin's investment in the common stock of Centaur Media plc ("Centaur Media") is accounted for as an available-for-sale security under FASB ASC 320, "Investments—Debt and Equity Securities" ("ASC 320"), whereby increases or decreases in the fair value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, net of income taxes, are recorded as a component of other comprehensive income (loss).

        Griffin's investment in Shemin Nurseries Holding Corp. ("SNHC") was accounted for under the cost method of accounting for investments. Griffin sold its entire investment in SNHC in fiscal 2013 (see Note 4).

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

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  Postretirement Benefits

        In fiscal 2014, Griffin terminated its postretirement benefit program (see Note 8). Griffin had accounted for postretirement benefits in accordance with FASB ASC 715, "Compensation—Retirement Benefits" ("ASC 715"). This guidance requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This guidance also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

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

        Griffin also reviews annually, as well as when conditions may indicate, the recoverability of its development costs, including expected remediation costs on projects that are included in real estate assets. To the extent that the carrying value exceeds the fair value of a project, including development costs, an impairment loss would be recorded. There were no impairment losses recorded in the fiscal years ended November 30, 2015, 2014 and 2013.

  Revenue and Gain Recognition

        Revenue includes rental revenue from Griffin's industrial and commercial properties and proceeds from property sales. Rental revenue is accounted for on a straight line basis over the applicable lease term in accordance with FASB ASC 840, "Leases." Gains on property sales are recognized in accordance with FASB ASC 360-20, "Property, Plant, and Equipment—Real Estate Sales," based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

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

GRIFFIN INDUSTRIAL REALTY, INC.

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

        Griffin evaluates each tax position taken in its tax returns and recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. Griffin has analyzed its federal and significant state filing positions with respect to FASB ASC 740, "Income Taxes" ("ASC 740"). Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that would result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to ASC 740.

        Griffin's policy for recording interest and penalties, related to uncertain tax positions, is to record such items as part of its provision for federal and state income taxes.

  Intangible Assets

        Griffin accounts for intangible assets in accordance with FASB ASC 350 "Intangibles—Goodwill and Other." Griffin's intangible assets consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. These intangible assets were recorded in connection with Griffin's acquisitions of real estate assets. Amortization of the value of in-place leases, included in depreciation and amortization expense, is on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants, included in depreciation and amortization expense, is on a straight-line basis over the lease terms and anticipated renewal periods.

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

  Interest Rate Swap Agreements

        As of November 30, 2015, Griffin is a party to several interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815, "Derivatives and Hedging," ("ASC 815") as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815 and reflected in the carrying values of the interest rate swap agreements on Griffin's consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

GRIFFIN INDUSTRIAL REALTY, INC.

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

  Conditional Asset Retirement Obligations

        Griffin accounts for its conditional asset retirement obligations in accordance with FASB ASC 410, "Asset Retirement and Environmental Obligations," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The conditional asset retirement obligations relate principally to tobacco barns and other structures on Griffin's land holdings that contain asbestos, primarily in roofing materials. These structures remain from the tobacco growing operations of former affiliates of Griffin, are not material to Griffin's operations and do not have any book value.

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

  Risks and Uncertainties

        Griffin's future results of operations involve a number of risks and uncertainties. Factors that could affect Griffin's future operating results and cause actual results to vary materially from historical results include, but are not limited to, the geographical concentration of Griffin's real estate holdings, credit risk and market risk.

        Griffin's real estate holdings are concentrated in the Hartford, Connecticut area and in the Lehigh Valley of Pennsylvania. The market and economic challenges experienced by the U.S. economy as a whole or the local economic conditions in the markets in which Griffin holds properties may affect Griffin's real estate business. Griffin's results of operations, financial condition or ability to expand may be adversely affected as a result of: (i) unfavorable financial changes to Griffin's tenants which may result in tenant defaults under leases; (ii) poor economic conditions that could lead to a curtailment of expansion plans and significant job losses could adversely affect the demand for rental space causing market rental rates and property values to be negatively impacted; (iii) the ability of Griffin to borrow on terms and conditions that it finds acceptable; and (iv) possibly reduced values of Griffin's properties

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

potentially limiting the proceeds from a sale of its properties or from debt financing collateralized by its properties.

        Griffin conducts business based on evaluations of its prospective tenants' financial condition and generally does not require collateral. These evaluations require significant judgment and are based on multiple sources of information.

        Griffin does not use derivatives for speculative purposes. Griffin applies ASC 815, which established accounting and reporting standards for derivative instruments and hedging activities. This accounting guidance requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheets and to measure those instruments at fair value. The estimated fair value is based primarily on projected future swap rates.

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

  Recent Accounting Pronouncements

        In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments—Overall," which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). This Update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies (Continued)

amendments in this Update also eliminate the requirement for an entity to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. In addition, entities must assess the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This Update will be effective for Griffin in fiscal 2019. Early adoption is permitted for certain provisions. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

        In August 2015, the FASB issued Accounting Standards Update No. 2015-15, "Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," which addresses line-of-credit arrangements that were omitted from Accounting Standards Update No. 2015-03 (see below). This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this guidance is not expected to have a material impact on Griffin's consolidated financial statements.

        In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest-Imputation of Interest," which requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of the associated debt liability, consistent with debt discounts. The guidance must be applied on a retrospective basis and will be effective for Griffin in fiscal 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on Griffin's consolidated financial statements.

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

GRIFFIN INDUSTRIAL REALTY, INC.

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

  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 assets and liabilities include Griffin's interest rate swap derivatives (see Note 6). Level 2 assets as of November 30, 2014 included Griffin's note receivable from Monrovia that was fully collected on June 1, 2015 (see Note 11). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

        During fiscal 2015, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are Griffin's financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	November 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$1,970	$—	$—

Interest rate swap liabilities	$—	$2,766	$—

	November 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$1,924	$—	$—

Interest rate swap asset	$—	$8	$—

Interest rate swap liabilities	$—	$2,330	$—

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

2. Fair Value (Continued)

        The carrying and estimated fair values of Griffin's financial instruments are as follows:

		November 30, 2015		November 30, 2014
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$18,271	$18,271	$17,059	$17,059
Marketable equity securities	1	1,970	1,970	1,924	1,924
Note receivable	2	—	—	1,451	1,451
Interest rate swap	2	—	—	8	8
Financial liabilities:
Mortgage loans	2	$90,436	$91,406	$70,168	$71,014
Interest rate swaps	2	2,766	2,766	2,330	2,330

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

3. Real Estate Assets

        Real estate assets consist of:

	Estimated Useful Lives	Nov. 30, 2015	Nov. 30, 2014
Land		$18,157	$17,955
Land improvements	10 to 30 years	22,440	18,527
Buildings and improvements	10 to 40 years	149,111	135,857
Tenant improvements	Shorter of useful life or terms of related lease	19,611	14,820
Machinery and equipment	3 to 20 years	11,810	11,810
Construction in progress		10,240	3,927
Development costs		15,870	6,388

		247,239	209,284
Accumulated depreciation		(80,784)	(74,762)

		$166,455	$134,522

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Real Estate Assets (Continued)

        Included in real estate assets, net as of November 30, 2015 is $8,539 reflecting the net book value of Meadowood, Griffin's residential development in Simsbury, Connecticut, which was previously reported as part of real estate assets held for sale. As of November 30, 2015, Griffin has determined that the Meadowood development no longer meets the criteria to be reported as held for sale and has reclassified the net book value of Meadowood from real estate assets held for sale to real estate assets as of November 30, 2015.

        Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Fiscal Years Ended,
	November 30, 2015	November 30, 2014	November 30, 2013
Depreciation expense	$6,539	$5,747	$5,545

Capitalized interest	$777	$580	$71

        In the 2013 fourth quarter, Griffin completed the sale of approximately 90 acres of undeveloped land for approximately $9,000 in cash, before transaction costs (the "Windsor Land Sale"). The land sold is located in Windsor, Connecticut and is part of an approximately 253 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut. Under the terms of the Windsor Land Sale, Griffin and the buyer were each required to construct roadways connecting the land parcel sold with existing town roads. The roads constructed by the buyer and the road being constructed by Griffin will become new town roads, thereby providing public access to the remaining acreage in Griffin's land parcel. As a result of Griffin's continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Accordingly, the revenue and pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required roadwork. Costs included in determining the percentage of completion include the cost of the land sold, allocated master planning costs and the cost of road construction. At the closing of the Windsor Land Sale, cash proceeds of $8,860 were placed in escrow for the potential purchase of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the "IRC"). The proceeds placed in escrow were returned to Griffin in the second quarter of fiscal 2014, as a replacement property was not acquired.

        As of November 30, 2015, approximately 92% of the total costs related to the Windsor Land Sale have been incurred; therefore, from the date of the Windsor Land Sale through November 30, 2015, approximately 92% of the total revenue and pretax gain on the sale have been recognized in Griffin's consolidated statements of operations. Griffin's consolidated statement of operations for fiscal 2015 includes revenue of $2,483 and a pretax gain of $1,880 from the Windsor Land Sale. Griffin's consolidated statement of operations for fiscal 2014 includes revenue of $3,105 and a pretax gain of $2,358 from the Windsor Land Sale. Griffin's consolidated statement of operations for fiscal 2013 includes revenue of $2,668 and a pretax gain of $1,990 from the Windsor Land Sale. The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to take place in fiscal 2016. Included on Griffin's consolidated balance sheet as of November 30, 2015, is deferred revenue of $712 that will be recognized as the remaining costs are incurred (see Note 12). Including the pretax gain on sale recognized in fiscal 2015, fiscal 2014 and fiscal

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Real Estate Assets (Continued)

2013, the total pretax gain on the Windsor Land Sale is expected to be approximately $6,765 after all revenue is recognized and all costs are incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the pretax gain recognized in future periods.

        The Florida farm that had been used by Imperial prior to being shut down in fiscal 2009 has been leased to a private company grower of landscape nursery products since fiscal 2009. In the 2015 second quarter, the tenant that leases the Florida farm gave notice of its intent to exercise the purchase option for the Florida farm under the terms of its lease for approximately $4,100. On June 1, 2015, Griffin received a deposit of $400 as required under the terms of the lease agreement. In August 2015, that tenant informed Griffin that it would not close on the purchase of the Florida farm. Imperial and the tenant subsequently entered into a Holdover and Settlement Agreement (the "Agreement") which permits the tenant to continue to lease the Florida farm at an agreed upon rental rate through April 30, 2016. The Agreement also stipulates that Imperial is entitled to retain the deposit against the purchase price made by the tenant when it exercised its option to purchase the Florida farm; therefore, the $400 deposit is reflected as revenue from property sales in Griffin's fiscal 2015 consolidated statement of operations.

        Real estate assets held for sale consist of:

	Nov. 30, 2015	Nov. 30, 2014
Land	$78	$286
Development costs	1,340	9,657

	$1,418	$9,943

        As of November 30, 2015, Griffin has reclassified the costs related to a residential development in Simsbury, Connecticut (see above) from real estate assets held for sale into real estate assets.

4. Investments

  Centaur Media plc

        Griffin's investment in the common stock of Centaur Media is accounted for as an available-for-sale security under ASC 320. Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive income (see Note 9). Griffin's investment income includes dividend income from Centaur Media of $83, $82 and $110 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

        At the beginning of fiscal 2013, Griffin held 5,277,150 shares of Centaur Media common stock. In fiscal 2014 and fiscal 2013, Griffin sold 500,000 and 2,824,688 shares, respectively, of its Centaur Media common stock for total cash proceeds of $566 and $2,487, respectively, after transaction costs. The sale of Centaur Media common stock resulted in a pretax gain of $318 and $1,088 in fiscal 2014 and fiscal 2013, respectively. Griffin has not sold any of its Centaur Media common stock since the sales in fiscal 2014. Griffin held 1,952,462 shares of Centaur Media common stock as of November 30, 2015.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Investments (Continued)

        The fair value, cost and unrealized gain of Griffin's investment in Centaur Media are as follows:

	Nov. 30, 2015	Nov. 30, 2014
Fair value	$1,970	$1,924
Cost	1,014	1,014

Unrealized gain	$956	$910

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

5. Income Taxes

        The income tax provision in continuing operations for fiscal 2015, fiscal 2014 and fiscal 2013 is summarized as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2015	Nov. 30, 2014	Nov. 30, 2013
Current federal	$(83)	$—	$—
Current state and local	—	—	—
Deferred federal	(217)	356	(1,076)
Deferred state and local	(80)	(452)	84

Total income tax provision	$(380)	$(96)	$(992)

        In fiscal 2015 and fiscal 2014, Griffin decreased its expected realization of the tax benefit related to its Connecticut state net operating loss carryforwards and Connecticut state other temporary differences. These decreases were based on management's projections of taxable income attributable to the state of Connecticut in future years that would generate income taxes in excess of capital based taxes. Charges of approximately $87 and $375 are reflected in the fiscal 2015 and fiscal 2014 tax provisions, respectively, for state taxes to reflect the expected lower realization of certain state tax benefits.

        Griffin did not recognize a current tax benefit in fiscal 2015, fiscal 2014 or fiscal 2013 from the exercise of employee stock options. In fiscal 2015, Griffin utilized net operating loss carryforwards to offset taxable income. A benefit was not recorded in fiscal 2014 and fiscal 2013 because Griffin did not have taxable income. As of November 30, 2015, Griffin has an unrecognized tax benefit of $1,176 for the effect of employee stock options exercised in fiscal years 2006 through 2015. In fiscal 2015 and

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Income Taxes (Continued)

fiscal 2014, the deferred tax asset related to non-qualified stock options was reduced by $9 and $4, respectively, as a result of exercises and forfeitures of those options. There were no adjustments to deferred tax assets for exercises and forfeitures of non-qualified stock options in fiscal 2013.

        Included in total income (loss) from Griffin's discontinued operations, net of tax, is an income tax provision of $115 for fiscal 2014 and an income tax benefit of $4,411 for fiscal 2013.

        The income tax provision in fiscal 2015 is net of the effect of recording a benefit related to valuation allowances on certain state deferred tax assets of $76, less a federal income tax expense of $26. The income tax (provision) benefit for discontinued operations in fiscal 2014 and fiscal 2013 is net of the effect of recording valuation allowances on certain state deferred tax assets for state net operating losses of Imperial. The effect on the income tax provision for the valuation allowances in fiscal 2014 and fiscal 2013 were charges of $24 and $93, respectively, less federal income tax benefits of $8 and $33, respectively. The establishment of the valuation allowances reflects management's determination that it is more likely than not that Griffin will not generate sufficient taxable income in the future to fully utilize certain state net operating loss carryforwards.

        Other comprehensive income (loss) includes deferred tax (expense) benefit as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2015	Nov. 30, 2014	Nov. 30, 2013
Mark to market adjustment on Centaur Media plc	$(16)	$17	$213
Measurement of the funded status of the defined postretirement program	—	181	(40)
Fair value adjustment of Griffin's cash flow hedges	164	37	(359)

Total income tax benefit (expense) included in other comprehensive income (loss)	$148	$235	$(186)

        The differences between the income tax provision at the United States statutory income tax rates and the actual income tax provision on continuing operations for fiscal 2015, fiscal 2014 and fiscal 2013 are as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2015	Nov. 30, 2014	Nov. 30, 2013
Tax (provision) benefit at statutory rate	$(282)	$403	$(1,016)
State and local taxes, including valuation allowance, net of federal tax effect	(80)	(457)	55
Permanent items	(23)	(43)	(39)
Other	5	1	8

Total income tax provision	$(380)	$(96)	$(992)

        The state and local income tax expense, net of federal tax effect, principally reflects a decrease in the expected realization of the tax benefit related to Connecticut state net operating loss carryforwards and Connecticut state other temporary differences for fiscal 2015 and fiscal 2014. The state and local

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Income Taxes (Continued)

income tax expense, net of federal tax effect, for fiscal 2013 principally relfects deferred tax expense due to the variations in income apportionment among Griffin's multiple state filings.

        The significant components of Griffin's deferred tax assets and deferred tax liabilities are as follows:

	Nov. 30, 2015	Nov. 30, 2014
Deferred tax assets:
Deferred revenue	$3,587	$2,836
Federal net operating loss carryforwards	2,673	3,417
Retirement benefit plans	1,547	1,496
Cash flow hedges	1,022	859
Non-qualified stock options	847	794
State net operating loss carryforwards	554	670
Charitable contributions	179	239
Conditional asset retirement obligations	112	112
Other	51	40

Total deferred tax assets	10,572	10,463
Valuation allowances	(345)	(395)

Net deferred tax assets	10,227	10,068

Deferred tax liabilities:
Real estate assets	(2,666)	(2,547)
Deferred rent	(985)	(882)
Prepaid insurance	(113)	(142)
Property and equipment	(44)	(39)
Investment in Centaur Media plc	(38)	(22)
Other	(543)	(440)

Total deferred tax liabilities	(4,389)	(4,072)

Net total deferred tax assets	$5,838	$5,996

        At November 30, 2015, Griffin had federal net operating loss carryforwards of approximately $6,616 with expirations ranging from fifteen to nineteen years and state net operating loss carryforwards of approximately $22,630, principally in Connecticut, with expirations ranging from seven to twenty years. Management has determined that a valuation allowance is required for net operating loss carryforwards in certain states (other than Connecticut) related to Imperial. Realization of the tax benefits related to the Connecticut state net operating loss carryforwards, which are not subject to valuation allowances, and the state effective tax rates at which those benefits will be realized is dependent upon future results of operations. Differences between forecasted and actual future operating results could adversely impact Griffin's ability to realize tax benefits from Connecticut state net operating losses. Therefore, the deferred tax assets relating to Connecticut state net operating loss carryforwards could be reduced in the future if estimates of future taxable income are reduced. Griffin has evaluated the likelihood that it will realize the benefits of its deferred tax assets. Based on a

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Income Taxes (Continued)

significant amount of appreciated assets, primarily real estate, held by Griffin and the significant length of time expected before Griffin's deferred tax assets would expire, Griffin believes that it is more likely than not that it will utilize the benefit of its deferred tax assets.

        Griffin evaluates each tax position taken in its tax returns and recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that would result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to ASC 740.

        Federal income tax returns for fiscal 2014, fiscal 2013, and fiscal 2012 are subject to examination by the Internal Revenue Service. In fiscal 2014, the state of New York completed an examination of Griffin's fiscal 2007, fiscal 2008 and fiscal 2009 tax returns. There were no significant adjustments made as a result of this examination. The remaining periods subject to examination for Griffin's significant state return, which is Connecticut, are fiscal 2008 through fiscal 2014.

6. Mortgage Loans

        Griffin's mortgage loans, which are nonrecourse, consist of:

	Nov. 30, 2015	Nov. 30, 2014
5.73%, due August 1, 2015	$—	$18,189
Variable rate mortgage, due October 2, 2017*	6,217	6,394
Variable rate mortgage, due February 1, 2019*	10,610	10,888
Variable rate mortgage, due August 1, 2019*	7,501	7,691
Variable rate mortgage, due January 27, 2020*	3,729	3,848
Variable rate mortgage, due September 1, 2023*	—	8,875
Variable rate mortgage, due January 2, 2025*	19,385	—
Variable rate mortgage, due September 1, 2025*	11,457	—
5.09%, due July 1, 2029	7,385	7,750
5.09%, due July 1, 2029	6,226	6,533
4.33%, due August 1, 2030	17,926	—

Total nonrecourse mortgage loans	$90,436	$70,168

*  Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

        The annual principal payment requirements under the terms of the nonrecourse mortgage loans for the fiscal years 2016 through 2020 are $2,544, $8,517, $2,611, $18,648 and $5,296, respectively. The aggregate book value of land and buildings that are collateral for the nonrecourse mortgage loans was approximately $109,208 at November 30, 2015.

        On September 1, 2015, a subsidiary of Griffin closed on a new nonrecourse mortgage with Webster Bank (the "2015 Webster Mortgage") for $14,100. The 2015 Webster Mortgage is collateralized by an approximately 280,000 square foot industrial building in the Lehigh Valley of Pennsylvania ("5220

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Mortgage Loans (Continued)

Jaindl Boulevard") that was completed and placed in service at the end of the fiscal 2015 third quarter. Griffin received proceeds of $11,500 at closing (before transaction costs), with the remaining $2,600 of loan proceeds (the "Webster Earn-Out") to be advanced when the balance of the building is leased (see below). Griffin agreed to enter into a master lease with its subsidiary that owns 5220 Jaindl Boulevard should the lease at 5220 Jaindl Boulevard expire and not be renewed. The master lease will be co-terminous with the 2015 Webster Mortgage. The 2015 Webster Mortgage has a ten year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2015 Webster Mortgage is a floating rate of the one month LIBOR rate plus 1.65%. At the time the 2015 Webster Mortgage closed, Griffin also entered into an interest rate swap agreement with Webster Bank for a notional principal amount of $11,500 at inception to effectively fix the interest rate on the funds advanced under the 2015 Webster Mortgage at 3.77%.

        On November 24, 2015, the tenant that leases approximately 196,000 square feet in 5220 Jaindl Boulevard exercised its option to lease the balance of the building. Subsequent to November 30, 2015, Griffin received the Webster Earn-Out amount of $2,600 on the 2015 Webster Mortgage. At the time the Webster Earn-Out proceeds were received, Griffin entered into an interest rate swap agreement with Webster Bank for a notional principal amount of $2,600 to effectively fix the interest rate on the Webster Earn-Out at 3.67%. The combined interest rate swap agreements effectively fix the 2015 Webster Mortgage at 3.75% over the remainder of the mortgage loan's ten year term.

        On July 29, 2015, a subsidiary of Griffin closed on a new nonrecourse mortgage with 40--86 Mortgage Capital, Inc. ("the 40--86 Mortgage") for $18,000. The 40--86 Mortgage refinanced an existing 5.73% nonrecourse mortgage which was due on August 1, 2015 and was collateralized by three industrial buildings totaling approximately 392,000 square feet ("75 International Drive," "754 Rainbow Road" and "758 Rainbow Road") in New England Tradeport, Griffin's industrial park located in Windsor and East Granby, Connecticut. The 40--86 Mortgage is collateralized by the same three properties. Griffin received proceeds of $14,875 at closing (before transaction costs), which were applied to the payoff of the maturing 5.73% nonrecourse mortgage of $17,891. The remaining $3,125 of loan proceeds were placed in escrow at closing. As per the terms of the 40--86 Mortgage, $2,500 of the escrowed proceeds was released to Griffin in the fiscal 2015 fourth quarter as the tenant that was leasing approximately 88,000 square feet on a month-to-month basis in 754 Rainbow Road extended into a long-term lease for that space and $25 of the escrowed proceeds was released in the fiscal 2015 fourth quarter upon renewal of insurance coverage on the mortgaged properties. $600 of mortgage proceeds deposited into escrow will be released to Griffin when tenant improvement work for the full building tenant in 758 Rainbow Road is completed. The 40--86 Mortgage has a fifteen year term with monthly payments based on a thirty year amortization schedule. The interest rate for the 40--86 Mortgage is 4.33%.

        On December 31, 2014, two subsidiaries of Griffin closed on a nonrecourse mortgage ("the 2025 First Niagara Mortgage") for $21,600. The 2025 First Niagara Mortgage refinanced an existing mortgage with First Niagara Bank ("First Niagara") which was due on September 1, 2023 and was collateralized by an approximately 228,000 square foot industrial building ("4275 Fritch Drive") in Lower Nazareth, Pennsylvania (see below). The 2025 First Niagara Mortgage is collateralized by 4275 Fritch Drive along with an adjacent approximately 303,000 square foot industrial building ("4270 Fritch Drive"). Griffin received net proceeds of $10,891 at closing (before transaction costs), net of $8,859

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Mortgage Loans (Continued)

used to refinance the existing mortgage with First Niagara. The remaining $1,850 of loan proceeds were to be advanced when a portion of the remaining vacant space of approximately 102,000 square feet in 4270 Fritch Drive was leased (the "Earn-Out Amount"), which occurred subsequent to November 30, 2015 (see below). Griffin agreed to enter into a master lease with its subsidiaries that own 4270 and 4275 Fritch Drive in order to maintain a minimum net rent equal to the debt service on the 2025 First Niagara Mortgage. The master lease would be co-terminous with the 2025 First Niagara Mortgage. The 2025 First Niagara Mortgage has a ten year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2025 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 First Niagara Mortgage closed, Griffin entered into an interest rate swap agreement with First Niagara that, combined with an existing interest rate swap agreement with First Niagara, effectively fixed the rate of the 2025 First Niagara Mortgage at 4.43% over the balance of the mortgage loan's ten year term.

        Subsequent to November 30, 2015, Griffin leased the balance of 4270 Fritch Drive and First Niagara advanced the Earn-Out Amount of $1,850 on the 2025 First Niagara Mortgage to Griffin. At the time the Earn-Out Amount was received, Griffin entered into an interest rate swap agreement with First Niagara for a notional principal amount of $1,850 to effectively fix the interest rate on the Earn-Out Amount at 3.88%. The combination of the three interest rate swap agreements effectively fixes the interest rate on the 2025 First Niagara Mortgage at 4.39% over the remainder of the mortgage loan's ten year term.

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

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Mortgage Loans (Continued)

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

        On August 28, 2013, a subsidiary of Griffin closed on a $9,100 nonrecourse mortgage loan (the "2023 First Niagara Mortgage") with First Niagara, collateralized by 4275 Fritch Drive which was constructed in fiscal 2012 and fully leased in fiscal 2013. Although this mortgage was nonrecourse, Griffin and its subsidiary entered into a master lease that was co-terminous with the 2023 First Niagara Mortgage which would have become effective if the full building tenant in that building does not renew its five year lease when it is scheduled to expire in fiscal 2018. The 2023 First Niagara Mortgage had a ten year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2023 First Niagara Mortgage was a floating rate of the one month LIBOR rate plus 1.95%. At the time Griffin closed on the 2023 First Niagara Mortgage, Griffin also entered into an interest rate swap agreement with First Niagara for a notional principal amount of $9,100 at inception to effectively fix the interest rate of the 2023 First Niagara Mortgage at 4.79%.

        On April 1, 2013, a subsidiary of Griffin entered into a modification agreement for its 5.25% nonrecourse mortgage loan with First Niagara due January 27, 2020 (the "2020 First Niagara Mortgage"). The modification agreement changed the interest rate of the 2020 First Niagara Mortgage from a fixed rate of 5.25% to a variable rate of the one month LIBOR rate plus 2.5%. The loan modification did not change the loan's collateral or maturity date. Griffin paid $70 to First Niagara for the loan modification, plus transaction costs. Because the difference between the present values of the future payments under the existing loan and the modified loan was greater than 10%, the loan modification was accounted for as a debt extinguishment in fiscal 2013. As such, all deferred costs related to the 2020 First Niagara Mortgage ($216) and the fee paid to First Niagara for the modification agreement were reflected as a loss on debt extinguishment on Griffin's fiscal 2013 consolidated statement of operations. Concurrent with the completion of the loan modification agreement, Griffin entered into an interest rate swap agreement with First Niagara to effectively fix the interest rate on the 2020 First Niagara Mortgage at 3.91% for the duration of the loan.

        As of November 30, 2015, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of November 30, 2015 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In fiscal 2015 and fiscal 2014, Griffin recognized net losses, included in other comprehensive income (loss), before taxes of $444 and $100, respectively, on its interest rate swap agreements. In fiscal 2013, Griffin recognized a net gain, included in other comprehensive income, before taxes of $969 on its interest rate swap agreements.

        As of November 30, 2015, $1,186 is expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense. As of November 30, 2015, the fair value of

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Mortgage Loans (Continued)

Griffin's interest rate swap agreements was $2,766 and is included in other liabilities on Griffin's consolidated balance sheet. As of November 30, 2014, the net fair value of Griffin's interest rate swap agreements was $2,322, with $8 included in other assets and $2,330 included in other liabilities on Griffin's consolidated balance sheet.

7. Revolving Credit Agreement

        Griffin has a $12,500 revolving credit line with Webster Bank (the "Webster Credit Line") that expires May 1, 2016. The Webster Credit Line was scheduled to expire on May 1, 2015, however, prior to that date Griffin exercised its option to extend the Webster Credit Line for one year. Interest on borrowings under the Webster Credit Line is at the one month LIBOR rate plus 2.75%.

        The Webster Credit Line is collateralized by Griffin's properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. The aggregate book value of land and buildings that are collateral for the Webster Credit Line was approximately $10,661 at November 30, 2015. There have been no borrowings under the Webster Credit Line since its inception. The Webster Credit Line secures certain unused standby letters of credit aggregating $4,117 that are related to Griffin's development activities.

8. Retirement Benefits

  Savings Plan

        Griffin maintains the Griffin Industrial Realty, Inc. 401(k) Savings Plan (the "Griffin Savings Plan") for its employees, a defined contribution plan whereby Griffin matches 60% of each employee's contribution, up to a maximum of 5% of base salary. Griffin's contributions to the Griffin Savings Plan in fiscal 2015, fiscal 2014 and fiscal 2013 were $60, $64 and $137, respectively.

  Deferred Compensation Plan

        Griffin maintains a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain of its employees who, due to IRC regulations, cannot take full advantage of the Griffin Savings Plan. Griffin's liability under its Deferred Compensation Plan at November 30, 2015 and 2014 was $3,981 and $3,784, respectively. These amounts are included in other liabilities on Griffin's consolidated balance sheets. The expense for Griffin's matching benefit to the Deferred Compensation Plan in fiscal 2015, fiscal 2014 and fiscal 2013 was $22, $28 and $29, respectively.

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

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Retirement Benefits (Continued)

  Postretirement Benefits

        Through March 10, 2014, Griffin maintained an unfunded postretirement benefits program that provided principally health and life insurance benefits to certain of its employees. Only those employees who were employed by Griffin's predecessor company as of December 31, 1993 were eligible to participate in the postretirement benefits program.

        On March 11, 2014, Griffin terminated its postretirement benefits program. Accordingly, the remaining liability under the postretirement benefits program was reversed and all actuarial gains under the postretirement program that had been reflected in accumulated other comprehensive income were reclassified into net income in the fiscal 2014 second quarter. As essentially all of the participants in the postretirement benefits program had been employees of Imperial, and charges related to the postretirement benefits program had been included in the results of the landscape nursery business that is now presented as a discontinued operation, the effect of the termination of the postretirement benefits program is mostly reflected in the results of discontinued operations in Griffin's consolidated statement of operations for fiscal 2014.

        As a result of the Imperial Sale (see Note 11) prior to the termination of the postretirement benefits program, the liability for postretirement benefits was reduced from $332 at November 30, 2013 to $23 in the 2014 first quarter. A curtailment gain of $309 was included in the determination of the loss on the Imperial Sale.

        Griffin accounted for postretirement benefits in accordance with ASC 715, which requires recognition of the funded status on Griffin's consolidated balance sheet of its postretirement benefits program. The effect of ASC 715 in fiscal 2013 was a decrease in other liabilities of $118 and a decrease of $68, after tax, in accumulated other comprehensive loss.

        Changes in the program's benefit obligation for the fiscal year ended November 30, 2014 is as follows:

Change in benefit obligation:
Benefit obligation at beginning of year	$332
Actuarial gain	(14)
Interest cost	4
Service cost	1
Benefits paid	—
Amortization of actuarial gain	(14)
Curtailment gain	(309)

Benefit obligation at end of year	$—

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Retirement Benefits (Continued)

        The components of Griffin's postretirement benefits income were as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013
Service cost	$1	$7
Interest	4	16
Amortization of actuarial gain	(14)	(33)
Curtailment gain	(309)	—

Total income	(318)	(10)
Other changes in benefit obligations recognized in other comprehensive loss:
Actuarial gain	(14)	(108)

Total recognized in net periodic benefit income and other comprehensive income	$(332)	$(118)

        A discount rate of 4.60% was used to compute the accumulated postretirement benefit obligations prior to the program termination in fiscal 2014. The discount rate used was based on the spot rate of the Citigroup Pension Discount Curve, which was used to discount the projected cash flows of the program. Discount rates of 4.60% and 3.59% were used to compute the net periodic benefit expense for fiscal 2014 through the termination of the postretirement benefits program and fiscal 2013, respectively.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Stockholders' Equity

  Per Share Results

        Basic and diluted results per share were based on the following:

	For the Fiscal Years Ended,
	Nov. 30, 2015	Nov. 30, 2014	Nov. 30, 2013
Income (loss) from continuing operations for computation of basic and diluted per share results, net of tax	$425	$(1,248)	$1,910
Income (loss) from discontinued operations for computation of basic and diluted per share results, net of tax	—	144	(7,731)

Net income (loss)	$425	$(1,104)	$(5,821)

Weighted average shares outstanding for computation of basic per share results	5,151,000	5,148,000	5,144,000
Incremental shares from assumed exercise of Griffin stock options(a)	17,000	—	8,000

Adjusted weighted average shares for computation of diluted per share results	5,168,000	5,148,000	5,152,000

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

  Griffin Stock Option Plan

        The Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the "2009 Stock Option Plan") makes available options to purchase 386,926 shares of Griffin common stock, including 161,926 options to purchase the 161,926 shares that were available for issuance under Griffin's prior stock option plan. The Compensation Committee of Griffin's Board of Directors administers the 2009 Stock Option Plan. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options granted at fair market value on the date approved by Griffin's Compensation Committee. Vesting of all of Griffin's stock options is solely based upon service requirements and does not contain market or performance conditions.

        Stock options granted expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options granted to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options granted to non-employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options granted to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at November 30, 2015 may be exercised as stock appreciation rights.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Stockholders' Equity (Continued)

        The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors either upon their initial election or their re-election to Griffin's Board of Directors:

For the Fiscal Years Ended,
November 30, 2015		November 30, 2014		November 30, 2013
Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date	Number of Shares	Fair Value per Option at Grant Date
8,282	$14.39	8,532	$12.42	8,112	$12.94

        The fair values were estimated as of the date of each grant using the Black-Scholes option-pricing model. The following assumptions were used in determining the fair values of each option:

	For the Fiscal Years Ended,
	Nov. 30, 2015	Nov. 30, 2014	Nov. 30, 2013
Expected volatility	40.8%	38.9%	40.3%
Risk free interest rates	2.00%	2.16%	1.33%
Expected option term (in years)	8.5	8.5	8.5
Annual dividend yield	0.7%	0.7%	0.7%

Number of option holders at November 30, 2015	15

        Compensation expense and related tax benefits for stock options were as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2015	Nov. 30, 2014	Nov. 30, 2013
Compensation expense—continuing operations	$230	$338	$415
Compensation expense—discontinued operations	—	(130)	52

Net compensation expense	$230	$208	$467

Related tax benefit—continuing operations	$61	$78	$109
Related tax benefit—discontinued operations	—	(15)	5

Net related tax benefit	$61	$63	$114

        For all years presented, forfeiture rates used for directors were 0%, forfeiture rates used for executives ranged from 22.6% to 25.8% and forfeiture rates used for employees ranged from 30.3% to 46.6%. These rates were utilized based on the historical activity of the grantees.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Stockholders' Equity (Continued)

        As of November 30, 2015, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Fiscal 2016	$75
Fiscal 2017	$19

        The total grant date fair value of options vested during fiscal 2015, fiscal 2014 and fiscal 2013 was $492, $664 and $466, respectively. The intrinsic value of options exercised in fiscal 2015, fiscal 2014 and fiscal 2013 was $18, $10 and $114, respectively.

        A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

	Options	Weighted Avg. Exercise Price
Outstanding at December 1, 2012	243,841	$29.88
Granted	8,112	$29.58
Exercised	(6,776)	$11.81
Forfeited	(5,500)	$31.12

Outstanding at November 30, 2013	239,677	$30.35
Granted	8,532	$28.12
Exercised	(3,208)	$24.94
Forfeited	(23,000)	$30.27

Outstanding at November 30, 2014	222,001	$30.35
Granted	8,282	$31.38
Exercised	(3,134)	$25.53
Forfeited	(1,422)	$28.12

Outstanding at November 30, 2015	225,727	$30.47

Range of Exercise Prices for Vested and Nonvested Options	Outstanding at Nov. 30, 2015	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (in years)	Total Intrinsic Value
$23.00 - $28.00	14,934	$25.43	6.2	20
$28.00 - $32.00	127,718	$29.07	5.4	—
$32.00 - $39.00	83,075	$33.52	2.9	—

	225,727	$30.47	4.5	$20

  Accumulated Other Comprehensive Loss

        As of November 30, 2015, Griffin held 1,952,462 shares of common stock in Centaur Media and accounts for its investment in Centaur Media as an available-for-sale security under ASC 320. Accordingly, the investment in Centaur Media is carried at its fair value on Griffin's consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income (loss). Upon the sale of shares in Centaur Media, the change, net of tax, in the value of the

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Stockholders' Equity (Continued)

shares of Centaur Media that were sold during the time Griffin held those shares is reclassified from accumulated other comprehensive income (loss) and included in Griffin's consolidated statement of operations. In fiscal 2014, $204 was reclassified from accumulated other comprehensive loss as a result of the sale of 500,000 shares of Centaur Media common stock. In fiscal 2013, $716 was reclassified from accumulated other comprehensive loss as a result of the sale of 2,824,688 shares of Centaur Media common stock. There were no sales of Centaur Media common stock in fiscal 2015.

        Accumulated other comprehensive loss, and activity for fiscal 2015, fiscal 2014 and fiscal 2013, is comprised of the following:

	Unrealized Loss on Cash Flow Hedges	Unrealized Gain on Investment in Centaur Media	Actuarial Gain on Postretirement Benefit Program	Total
Balance at December 1, 2012	$(2,011)	$1,054	$236	$(721)
Other comprehensive income before reclassfications	100	310	68	478
Amounts reclassified	510	(716)	—	(206)

Net activity for other comprehensive loss	610	(406)	68	272

Balance at November 30, 2013	(1,401)	648	304	(449)
Other comprehensive (loss) income before reclassfications	(695)	185	—	(510)
Amounts reclassified	632	(204)	(304)	124

Net activity for other comprehensive loss	(63)	(19)	(304)	(386)

Balance at November 30, 2014	(1,464)	629	—	(835)
Other comprehensive (loss) income before reclassfications	(1,058)	30	—	(1,028)
Amounts reclassified	778	—	—	778

Net activity for other comprehensive loss	(280)	30	—	(250)

Balance at November 30, 2015	$(1,744)	$659	$—	$(1,085)

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Stockholders' Equity (Continued)

        Changes in accumulated other comprehensive income (loss) are as follows:

	For the Fiscal Years Ended,
	November 30, 2015			November 30, 2014			November 30, 2013
	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax	Pre-Tax	Tax (Expense) Benefit	Net-of-Tax
Reclassifications included in net income (loss):
Realized gain on sale of Centaur Media (gain on sale)	$—	$—	$—	$(321)	$117	$(204)	$(1,099)	$383	$(716)
Termination of postretirement benefits program ($283 net of tax to discontinued operations, $21 net of tax to general and administrative expenses)	—	—	—	(485)	181	(304)	—	—	—
Loss on cash flow hedges (interest expense)	1,234	(456)	778	1,003	(371)	632	810	(300)	510

Total reclassifications included in net income (loss)	1,234	(456)	778	197	(73)	124	(289)	83	(206)

Mark to market adjustment on Centaur Media for the increase in fair value	123	(43)	80	358	(125)	233	481	(169)	312
Mark to market adjustment on Centaur Media for the decrease in exchange gain	(77)	27	(50)	(73)	25	(48)	(1)	(1)	(2)
(Decrease) increase in fair value adjustment on Griffin's cash flow hedges	(1,678)	620	(1,058)	(1,103)	408	(695)	159	(59)	100
Actuarial gain on postretirement benefits program	—	—	—	—	—	—	108	(40)	68

Total change in other comprehensive (loss) income	(1,632)	604	(1,028)	(818)	308	(510)	747	(269)	478

Total other comprehensive (loss) income	$(398)	$148	$(250)	$(621)	$235	$(386)	$458	$(186)	$272

  Cash Dividends

        In fiscal 2015, Griffin declared an annual cash dividend of $0.30 per common share, which was paid in the first quarter of fiscal 2016. In fiscal 2014 and fiscal 2013, Griffin declared annual cash dividends of $0.20 per common share in each year, which were paid in the first quarters of fiscal 2015 and fiscal 2014, respectively.

  Treasury Stock

        In fiscal 2015, fiscal 2014 and fiscal 2013, Griffin did not receive any shares of its common stock in connection with the exercise of stock options.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Operating Leases

        Griffin's rental revenue reflects the leasing of industrial, flex and office space and the lease of the nursery growing facilities in Connecticut and Florida previously used by Imperial. Future minimum rental payments, including expected tenant reimbursements, to be received under noncancelable leases as of November 30, 2015 were:

2016	$22,804
2017	21,337
2018	18,038
2019	15,493
2020	13,150
Later years	24,360

$115,182

        All future minimum rental payments, principally for Griffin's corporate headquarters, under noncancelable leases, as lessee, as of November 30, 2015 were:

2016	$149

        Total rental expense for all operating leases, as lessee, in fiscal 2015, fiscal 2014 and fiscal 2013 was $201, $210 and $242, respectively.

11. Discontinued Operations

        Effective January 8, 2014, in accordance with the terms of the Imperial Sale, Imperial sold its inventory and certain assets for $732 in cash and a non-interest bearing note receivable of $4,250 (the "Promissory Note"). Net cash of $732 was received from Monrovia in fiscal 2014 and Griffin paid $563 in severance and other expenses. The Promissory Note was paid on schedule in two installments: $2,750 on June 1, 2014 and $1,500 on June 1, 2015. The Promissory Note was discounted at 7% to $4,036, its present value at inception. Under the terms of the Imperial Sale, Griffin and Imperial agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Imperial Sale and also agreed to certain non-competition restrictions for a four-year period.

        Concurrent with the Imperial Sale, Imperial and River Bend Holdings, LLC, a wholly owned subsidiary of Griffin, entered into a Lease and Option Agreement and an Addendum to such agreement (the "Imperial Lease", and together with the Imperial Sale, the "Imperial Transaction") with Monrovia, pursuant to which Monrovia is leasing Imperial's Connecticut production nursery for a ten-year period, with options to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease provides for net annual rent payable to Griffin of $500 for each of the first five years with rent for subsequent years determined in accordance with the Imperial Lease. The Imperial Lease also grants Monrovia an option to purchase most of the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations during the first thirteen years of the lease period for $10,500, or $7,000 if only a certain portion of the land is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease. Accordingly, the operating results of Imperial's growing operations are reflected as a discontinued operation in Griffin's consolidated statements of operations for fiscal 2014 and fiscal 2013.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

11. Discontinued Operations (Continued)

        Imperial's revenue and the pretax income (loss), reflected as a discontinued operation in Griffin's consolidated statements of operations, were as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2014	Nov. 30, 2013
Net sales and other revenue	$159	$13,220

Pretax income (loss)	$259	$(12,142)

        Imperial's pretax income in fiscal 2014 includes $451 for the reclassification of actuarial gains related to Griffin's postretirement benefits program from other comprehensive income into pretax income as a result of the termination of Griffin's postretirement benefits program (see Note 8).

        In fiscal 2013, Imperial's pretax loss included a charge of $10,400 to reduce Imperial's inventories to fair value, which was the net realizable value based on the terms of the Imperial Sale. Also in fiscal 2013, Imperial's pretax loss included a charge of $500 to increase inventory reserves for plants that were expected to be sold below cost as seconds.

        The pretax loss from the Imperial Sale in fiscal 2014 was as follows:

Consideration received from Monrovia, reflecting cash of $732 and note receivable of $4,036	$4,768
Carrying value of assets sold, principally inventory	(4,561)
Curtailment of employee benefit program (see Note 8)	309
Severance and other expenses	(563)

Pretax loss on sale	$(47)

12. Supplemental Financial Statement Information

  Other Assets

        Griffin's other assets are comprised of the following:

	Nov. 30, 2015	Nov. 30, 2014
Deferred leasing costs	$4,376	$4,059
Deferred rent receivable	4,087	3,454
Prepaid expenses	2,157	2,133
Deferred financing costs	1,264	727
Mortgage escrows	629	1,073
Lease receivables	401	1,343
Intangible assets, net	305	506
Property and equipment, net	221	230
Other	309	957

Total other assets	$13,749	$14,482

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Supplemental Financial Statement Information (Continued)

        Griffin's intangible assets relate to the acquisition of real estate assets in previous years and consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. Intangible assets are shown net of amortization of $714 and $1,251 on November 30, 2015 and November 30, 2014, respectively.

        Amortization expense of intangible assets is as follows:

	For the Fiscal Years Ended,
	Nov. 30, 2015	Nov. 30, 2014	Nov. 30, 2013
Amortization expense	$201	$178	$171

        Estimated amortization expense of intangible assets over each of the next five fiscal years is:

2016	$58
2017	27
2018	27
2019	27
2020	27

        Property and equipment, net reflects accumulated depreciation of $996 and $988 as of November 30, 2015 and November 30, 2014, respectively. Total depreciation expense related to property and equipment in fiscal 2015, fiscal 2014 and fiscal 2013 was $86, $111 and $335, respectively.

  Deferred Revenue on Land Sale

        Included in deferred revenue on Griffin's consolidated balance sheet as of November 30, 2015 is approximately $712 related to the Windsor Land Sale that will be recognized as road construction required by the terms of the Windsor Land Sale is completed (see Note 3).

  Accounts Payable and Accrued Liabilities

        Griffin's accounts payable and accrued liabilities are comprised of the following:

	Nov. 30, 2015	Nov. 30, 2014
Accrued construction costs and retainage	$1,278	$1,910
Accrued salaries, wages and other compensation	615	242
Trade payables	422	670
Accrued interest payable	355	312
Other	678	371

	$3,348	$3,505

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

12. Supplemental Financial Statement Information (Continued)

  Other Liabilities

        Griffin's other liabilities are comprised of the following:

	Nov. 30, 2015	Nov. 30, 2014
Deferred compensation plan	$3,981	$3,784
Interest rate swap agreements	2,766	2,330
Prepaid rent from tenants	944	690
Conditional asset retirement obligation	288	288
Security deposits	286	224
Other	107	130

	$8,372	$7,446

  Supplemental Cash Flow Information

        Increases of $46, $285 and $480 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, in the fair value of Griffin's Investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin's cash.

        Accounts payable and accrued liabilities related to additions to real estate assets decreased by $632 in fiscal 2015 and increased by $1,097 in fiscal 2014.

        Griffin received income tax refunds of $61 and $56 in fiscal 2014 and fiscal 2013, respectively. Interest payments in fiscal 2015, fiscal 2014 and fiscal 2013 were $4,180, $3,860 and $3,664, respectively, including capitalized interest of $777, $580 and $71 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

13. Quarterly Results of Operations (Unaudited)

        Summarized quarterly financial data are presented below:

2015 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$6,233	$6,196	$8,184	$7,475	$28,088
Operating income (loss)	(213)	473	2,641	1,413	4,314
Income (loss) from continuing operations	(708)	(234)	1,203	164	425
Income (loss) from discontinued operation, net of tax	—	—	—	—	—
Net income (loss)	(708)	(234)	1,203	164	425
Per share results:
Basic:
Income (loss) from continuing operations	(0.14)	(0.05)	0.23	0.03	0.08
Income (loss) from discontinued operation, net of tax	—	—	—	—	—
Net income (loss) per common share	(0.14)	(0.05)	0.23	0.03	0.08
Diluted:
Income (loss) from continuing operations	(0.14)	(0.05)	0.23	0.03	0.08
Income (loss) from discontinued operation, net of tax	—	—	—	—	—
Net income (loss) per common share	(0.14)	(0.05)	0.23	0.03	0.08

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

13. Quarterly Results of Operations (Unaudited) (Continued)

2014 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$5,059	$5,341	$6,099	$7,720	$24,219
Operating income (loss)	(1,241)	190	716	2,144	1,809
(Loss) income from continuing operations	(1,098)	(225)	(198)	273	(1,248)
Income (loss) from discontinued operation, net of tax	(272)	390	26	—	144
Net (loss) income	(1,370)	165	(172)	273	(1,104)
Per share results:
Basic:
(Loss) income from continuing operations	(0.21)	(0.04)	(0.04)	0.05	(0.24)
Income (loss) from discontinued operation, net of tax	(0.06)	0.07	0.01	—	0.03
Net (loss) income per common share	(0.27)	0.03	(0.03)	0.05	(0.21)
Diluted:
(Loss) income from continuing operations	(0.21)	(0.04)	(0.04)	0.05	(0.24)
Income (loss) from discontinued operation, net of tax	(0.06)	0.07	0.01	—	0.03
Net (loss) income per common share	(0.27)	0.03	(0.03)	0.05	(0.21)

        Property sales revenue in the 2015 fourth quarter consolidated statement of operations includes $600 for the sale of a small land parcel in Simsbury, Connecticut and $236 for the amount of revenue recognized on the Windsor Land Sale. Property sales revenue in the 2014 fourth quarter consolidated statement of operations includes $1,831 for the amount of revenue recognized on the Windsor Land Sale.

        The sum of the four quarters earnings per share data may not equal the annual earnings per share data due to the requirement that each period be calculated separately.

14. Commitments and Contingencies

        As of November 30, 2015, Griffin had committed purchase obligations of approximately $8,251, principally for the construction of 5210 Jaindl Boulevard and the development of other Griffin properties.

        In the fiscal 2014 third quarter, Griffin entered into an agreement to sell approximately 30 acres of an approximately 45 acre land parcel of the undeveloped land in Griffin Center for a minimum purchase price of $3,250, subject to adjustment based on the actual number of acres conveyed. If this sale were to be completed, the development potential of the remaining unsold acreage of the land parcel, much of which is wetlands, will be severely limited. Completion of this transaction is subject to significant contingencies, including a period for due diligence by the purchaser, which does not expire until September 15, 2016. There is no guarantee that this transaction will be completed under its current terms, or at all.

        Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to Griffin's consolidated financial statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

15. Subsequent Events

        In accordance with FASB ASC 855, "Subsequent Events," Griffin has evaluated all events or transactions occurring after November 30, 2015, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended November 30, 2015, other than the disclosures herein.

        See Note 6 for disclosure of the subsequent events related to Griffin receiving additional loan proceeds under two nonrecourse mortgage loans in December 2015.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Griffin Industrial Realty, Inc.

        We have audited the consolidated financial statements of Griffin Industrial Realty, Inc. and subsidiaries (the Company) as of November 30, 2015 and 2014 and for each of the three fiscal years in the period ended November 30, 2015 listed in the index appearing under Item 15(a)(1). Our audits also included the financial statement schedules of Griffin Industrial Realty, Inc. listed in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffin Industrial Realty, Inc. and subsidiaries as of November 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Griffin Industrial Realty, Inc. and subsidiaries' internal control over financial reporting as of November 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 12, 2016 expressed an unqualified opinion on the effectiveness of Griffin Industrial Realty, Inc.'s internal control over financial reporting.

New Haven, Connecticut
February 12, 2016

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

        Changes in Internal Control Over Financial Reporting:    There have been no changes in Griffin Industrial Realty, Inc.'s ("Griffin" or the "Company") internal control over financial reporting that occurred during the Company's most recent fiscal quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management's Report on Internal Control Over Financial Reporting:    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of November 30, 2015, based on the criteria established in the "2013 Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on its assessment and those criteria, management of the Company has concluded that, as of November 30, 2015, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company's internal control over financial reporting as of November 30, 2015, as stated in their attestation report appearing below.

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

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Griffin Industrial Realty, Inc.

        We have audited Griffin Industrial Realty, Inc. and subsidiaries' (the Company) internal control over financial reporting as of November 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Griffin Industrial Realty, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Griffin Industrial Realty, Inc. and subsidiaries as of November 30, 2015 and 2014 and for each of the three fiscal years in the period ended November 30, 2015 listed in the index appearing under Item 15(a)(1) and our report dated February 12, 2016 expressed an unqualified opinion.

New Haven, Connecticut
February 12, 2016

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth the information called for in this Item 10:

Name	Age	Position
Frederick M. Danziger	75	Executive Chairman of the Board of Directors
Michael S. Gamzon	46	Director and President and Chief Executive Officer
Winston J. Churchill, Jr.	75	Director
Edgar M. Cullman, Jr.	69	Director
Thomas C. Israel	71	Director
Jonathan P. May	49	Director
Albert H. Small, Jr.	59	Director
Scott Bosco	49	Vice President of Construction, Griffin Industrial, LLC
Anthony J. Galici	58	Vice President, Chief Financial Officer and Secretary
Thomas M. Lescalleet	53	Senior Vice President, Griffin Industrial, LLC

        Griffin's directors are each elected for a term of one year.

        Frederick M. Danziger has been the Chairman of the Board of Directors of Griffin since May 2012 and has served in the Executive Chairman capacity since January 2016. Mr. Danziger was the Chief Executive Officer from April 1997 to January 2016; was a Director and the President of Griffin from April 1997 to May 2012; and was a Director of Culbro Corporation from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Danziger was Of Counsel to the law firm of Latham & Watkins LLP from 1995 until 1997. From 1974 until 1995, Mr. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Danziger also is a Director of Monro Muffler Brake, Inc. and Bloomingdale Properties, Inc. Mr. Danziger is the father-in-law of Michael S. Gamzon. We believe that Mr. Danziger's background as a lawyer and his extensive experience and knowledge with respect to real estate and real estate financing provides a unique perspective to the Board.

        Michael S. Gamzon is a Director and the President and Chief Executive Officer of Griffin. Mr. Gamzon was appointed as a Director on January 19, 2016 to replace Mr. David M. Danziger, who resigned from the Board effective on that date. Mr. Gamzon succeeded Mr. Frederick M. Danziger as Griffin's Chief Executive Officer effective January 1, 2016 and has been President of Griffin since May 2012. Mr. Gamzon was the Chief Operating Officer of Griffin from September 2010 to January 2016; was an Executive Vice President from September 2010 to May 2012; and was a Vice President of Griffin from January 2008 through August 2010. Mr. Gamzon was an investment analyst with Alson Capital Partners, LLC from April 2005 until January 2008 and an investment analyst with Cobalt Capital Management, LLC from March 2002 until March 2005. Mr. Gamzon is the son-in-law of Frederick M. Danziger. We believe that Mr. Gamzon's experience and knowledge, with respect to real estate activities in his capacity as an executive of Griffin, including leading Griffin's efforts in expanding in the Lehigh Valley of Pennsylvania, provides a unique perspective to the Board.

        Winston J. Churchill, Jr. has been a Director of Griffin since April 1997. Mr. Churchill, Jr. is also a Director of Amkor Technology, Inc., Innovative Solutions and Support, Inc., and Recro Pharma, Inc. Since 1996, he has been managing general partner of SCP Partners, which manages venture capital and private equity investments for institutional investors, and since 1993, he has been Chairman of CIP Capital Management, Inc. Mr. Churchill, Jr. is the brother-in-law of Albert H. Small, Jr. Mr. Churchill,

Jr. has significant experience as a member of Griffin's Board of Directors, has many years of general business experience and expertise as a managing general partner and board member of publicly held companies.

        Edgar M. Cullman,, Jr. has been a Director of Griffin since May 2015. Mr. Cullman, Jr. has been a managing member of Culbro LLC, a private equity investment firm, since 2005 and was previously the President and Chief Executive Officer of General Cigar Holdings from 1996 through April 2005. Mr. Cullman, Jr. is the brother-in-law of Frederick M. Danziger. Mr. Cullman, Jr. has many years of general business experience and expertise as an executive of a public company. Mr. Cullman, Jr. is familiar with Griffin's real estate business from his experience as President and Chief Executive Officer of Culbro Corporation when Griffin's real estate operations were part of Culbro prior to the spinoff of Griffin from Culbro in 1997.

        Thomas C. Israel has been a Director of Griffin since July 2000. Mr. Israel was a Director of Asbury Automotive Group, Inc. from 2003 through 2005. Mr. Israel was a Director of Culbro Corporation from 1989 until 1997 and a Director of General Cigar Holdings, Inc. from December 1996 until May 2000. Since 1966, Mr. Israel has been Chairman of A.C. Israel Enterprises, Inc., an investment company. Mr. Israel has significant experience as a member of Griffin's Board of Directors, many years of general business experience, finance experience, and expertise as an executive and board member of public companies.

        Jonathan P. May has been a Director of Griffin since September 2012. Mr. May has been Executive Director of Natural Capital Partners (formerly known as The CarbonNeutral Company) a private company that is a leading provider of carbon reduction programs for corporations since September 2015, and the Chief Operating Officer and Chief Financial Officer and a Director of The CarbonNeutral Company from 2008 to September 2015. Mr. May was the founder and managing Director of Catalytic Capital, LLC from 2004 to 2008. Mr. May has significant general business experience, finance experience, and expertise as an executive.

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

        Scott Bosco has been the Vice President of Construction of Griffin Industrial, LLC, a subsidiary of Griffin, since July 2005.

        Anthony J. Galici has been the Vice President, Chief Financial Officer and Secretary of Griffin since April 1997.

        Thomas M. Lescalleet has been the Senior Vice President of Griffin Industrial, LLC, a subsidiary of Griffin, since March 2002.

Code of Ethics

        Griffin has adopted a Code of Ethics that applies to all of its directors, officers and employees. In the event that Griffin grants any waiver of a provision of the code of ethics to its directors or executive officers, Griffin will disclose the waiver and the reasons it was granted. A copy of Griffin's Code of Ethics is available without charge upon written request to: Griffin Industrial Realty, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020, Attention: Corporate Secretary.

Audit Committee

        Griffin's Audit Committee consists of Thomas C. Israel, Jonathan P. May and Albert H. Small, Jr., with Mr. Israel serving as Chairman. The Audit Committee meets the NASDAQ composition requirements, including the requirements regarding financial literacy. The Board has determined that each member of the Audit Committee is independent under the listing standards of NASDAQ and the rules of the SEC, regarding audit committee membership. In addition, Mr. Israel qualifies as a financially sophisticated Audit Committee member under the NASDAQ rules based on his employment experience in finance. None of the members of the Audit Committee are considered a financial expert as defined by Item 407(d)(5) of Regulation S-K of the Securities and Exchange Act of 1934 (an "audit committee financial expert"). Griffin does not have an audit committee financial expert because it believes the members of its Audit Committee have sufficient financial expertise and experience to provide effective oversight of Griffin's accounting and financial reporting processes and the audits of Griffin's financial statements in accordance with generally accepted accounting principles and NASDAQ rules. In addition, since January 31, 2012, the Audit Committee has engaged directly a former audit partner, who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies that had previously served as an advisor to the Audit Committee. The Audit Committee believes that this engagement provides it with additional expertise comparable to what would be provided by an audit committee financial expert.

        On November 24, 2015, the Audit Committee approved a proposed transaction whereby Griffin would enter into a ten year sublease of office space for its New York City corporate headquarters from Bloomingdale Properties, Inc. ("Bloomingdale Properties"), an entity that is controlled by certain members of the Cullman and Ernst Group. The proposed sublease with Bloomingdale Properties would be at market rates for such space and would enable either Griffin or Bloomingdale Properties to terminate the sublease agreement upon a change in control (as defined) of either Griffin or Bloomingdale Properties. The sublease of office space from Bloomingdale Properties is expected to reduce the occupancy costs for Griffin's corporate headquarters.

        The Audit Committee approves all auditing and non-auditing services, reviews audit reports and the scope of audit by Griffin's independent registered public accountants and related matters pertaining to the preparation and examination of Griffin's financial statements. From time to time, the Audit Committee makes recommendations to the Board of Directors with respect to the foregoing matters. The Audit Committee held five meetings in fiscal 2015.

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

Nominating Committee

        Griffin's Nominating Committee consists of Thomas C. Israel, Winston J. Churchill, Jr., Jonathan P. May and Albert H. Small, Jr., with Mr. Israel serving as Chairman. Mr. May was appointed to the Nominating Committee on May 12, 2015. The four members of the Nominating Committee are independent directors. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. In searching for qualified director candidates, the Board may solicit current directors and ask them to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee may consult with outside advisors or retain search firms to assist in the search for qualified candidates. The Nominating Committee will also consider suggestions from shareholders for nominees for election as directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Board believes such a policy is unnecessary, as the Nominating Committee will consider a nominee based on his or her qualifications, regardless of whether the nominee is recommended by stockholders. Any stockholder who wishes to recommend a candidate to the Nominating Committee for consideration as a director nominee should submit the recommendation in writing to the Secretary of the Griffin in accordance with Griffin's by-laws to permit the Nominating Committee to complete its review in a timely fashion. The Nominating Committee operates under a written charter adopted by the Board of Directors in 2014. The Nominating Committee held one meeting in fiscal 2015.

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

Board Leadership Structure

        The Board believes that there is no single, generally accepted approach to providing Board leadership, and that each of the possible leadership structures for a board must be considered in the context of the individuals involved and the specific circumstances facing a company at any given time. Accordingly, the optimal board leadership structure for Griffin may vary as circumstances change. Griffin's Board was led by a Non-Executive Chairman through 2011, as separate individuals held the positions of Chairman of the Board and Chief Executive Officer, and the Chairman of the Board was not an employee. In May 2012, the Board appointed Mr. Frederick M. Danziger as Chairman of the Board. Mr. Danziger had been Chief Executive Officer since 1997. In making that appointment, the Board concluded that Griffin and its stockholders were best served by having Mr. Danziger serve as Chairman of the Board and Chief Executive Officer. The Board believed that Mr. Danziger's combined role as Chairman of the Board and Chief Executive Officer promoted unified leadership and a single, clear focus and direction for management to execute Griffin's strategy and business plans. Effective January 1, 2016, the positions of Chairman of the Board and Chief Executive Officer have been held by separate individuals, Mr. Frederick M. Danziger and Mr. Michael S. Gamzon, respectively. The Board determined that Mr. Danziger should continue to serve as Executive Chairman to continue to provide Board leadership continuity.

Communication with the Board of Directors or Nominating Committee

        Stockholders who wish to communicate with the Board of Directors or the Nominating Committee should address their communications to Thomas C. Israel, Chairman of the Nominating Committee, via first class mail, at Griffin Industrial Realty, Inc., One Rockefeller Plaza, Suite 2301, New York, New York, 10020. Such communication will be distributed to the specific director(s) requested by the stockholders, or if generally to the Board of Directors, to other members of the Board of Directors as may be appropriate depending on the material outlined in the stockholder communication.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act requires Griffin's officers and directors, and persons who own more than ten percent of its common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. Based on its involvement in the preparation of certain such forms, and a review of copies of other such forms received by it, Griffin believes that with respect to fiscal 2015, all such Section 16(a) filing requirements were satisfied, except that one Form 4 for John J. Kirby, Jr. and one Form 4 for Susan R. Cullman, each reporting one transaction, were filed late.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to each of Griffin's named executive officers (the "Named Executive Officers") during the last completed fiscal year. The Named Executive Officers for the fiscal year ended November 30, 2015 were as follows:

Frederick M. Danziger	Chairman of the Board ("Chairman") and Chief Executive Officer ("CEO") of Griffin for fiscal 2015
Michael S. Gamzon	President and Chief Operating Officer ("COO") of Griffin for fiscal 2015 and, effective January 1, 2016, President and CEO of Griffin
Anthony J. Galici	Vice President, Chief Financial Officer and Secretary of Griffin
Thomas M. Lescalleet	Senior Vice President of Griffin Industrial, LLC
Scott Bosco	Vice President of Construction, Griffin Industrial, LLC

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

Design and Implementation

        With these objectives in mind, Griffin's Compensation Committee has built an executive compensation program that consists of three principal elements:

  1.
  Base Salary

  2.
  Annual Incentive Compensation Programs

  3.
  Long-Term Incentive Program

        Griffin also contributes to a 401(k) savings plan and a non-qualified deferred compensation plan on behalf of its Named Executive Officers. These contributions, however, comprise a relatively minor portion of Griffin's Named Executive Officers' compensation packages.

Elements of Compensation

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

Annual Incentive Compensation Programs

        Griffin's annual incentive programs are designed to recognize short-term performance against established annual performance goals, as explained below. These performance goals and target amounts for fiscal 2015 were developed by the Chairman and CEO and the President and COO and approved or modified, as necessary, by the Compensation Committee. Additionally, the Compensation Committee retains the discretion to adjust any awards made to Griffin's executives, including making awards in the absence of the attainment of any of the performance goals under Griffin's annual incentive compensation plans. Any such adjustment may only be to the benefit of the participants. The Compensation Committee did not make discretionary increases to the incentive compensation pools under the Griffin Industrial Realty, Inc. Incentive Compensation Plan ("Griffin Industrial Realty Incentive Plan") for fiscal 2015. Griffin makes annual incentive payments, if any, in the year following the year in which they are earned.

Griffin Industrial Realty Incentive Plan

        Under the Griffin Industrial Realty Incentive Plan, incentive compensation was awarded based on certain defined components as described below:

Incentive Compensation Component			Griffin Industrial, LLC Incentive Compensation Pool	Griffin Industrial Realty, Inc. Incentive Compensation Pool
(i)	Achieving the funds from operations ("FFO") target (as defined in the Griffin Industrial Realty Incentive Plan)		$25,000 to $125,000 of incentive compensation will be accrued under this component if FFO is between 90% and 110% of the FFO target	$75,000 to $375,000 of incentive compensation will be accrued under this component if FFO is between 90% and 110% of the FFO target
(ii)	Profit from property sales (as defined in the Griffin Industrial Realty Incentive Plan)		10% of the pretax profit on property sales with a maximum of an aggregate $100,000 of incentive compensation will be accrued under this component	25% of the incentive compensation from property sales that is accrued into the Griffin Industrial, LLC incentive compensation pool will be accrued
(iii)	Value generated from build-to-suit buildings
	a.	Build-to-suit buildings in Connecticut completed in fiscal 2015	10% of the incremental value created, as defined in the Griffin Industrial Realty Incentive Plan, with a maximum of an aggregate $100,000 of incentive compensation will be accrued under this component	25% of the incentive compensation from build-to-suit buildings in Connecticut completed in fiscal 2015 that is accrued into the Griffin Industrial, LLC incentive compensation pool will be accrued
	b.	Build-to-suit buildings outside Connecticut completed in fiscal 2015	10% of the incremental value created, as defined in the Griffin Industrial Realty Incentive Plan, with a maximum of an aggregate $75,000 of incentive compensation will be accrued under this component
100% of the incentive compensation from build-to-suit buildings outside Connecticut completed in fiscal 2015 that is accrued into the Griffin Industrial, LLC incentive compensation pool will be accrued

Incentive Compensation Component			Griffin Industrial, LLC Incentive Compensation Pool	Griffin Industrial Realty, Inc. Incentive Compensation Pool
(iv)	Value generated from buildings built on speculation
	a.	Buildings built on speculation in Connecticut	10% of the incremental value created, as defined in the Griffin Industrial Realty Incentive Plan, with a maximum of an aggregate $100,000 of incentive compensation will be accrued under this component	25% of the incentive compensation from buildings built on speculation in Connecticut that is accrued into the Griffin Industrial, LLC incentive compensation pool will be accrued
	b.	Buildings built on speculation outside Connecticut	10% of the incremental value created, as defined in the Griffin Industrial Realty Incentive Plan, with a maximum of an aggregate $75,000 of incentive compensation will be accrued under this component	100% of the incentive compensation from buildings built on speculation outside Connecticut that is accrued into the Griffin Industrial, LLC incentive compensation pool will be accrued
(v)	Leasing of vacant space
	a.	Leasing of vacant space in Connecticut	A maximum of an aggregate $150,000 of incentive compensation will be accrued under this component	No incentive compensation is accrued for leasing of vacant space in Connecticut
	b.	Leasing of vacant space outside Connecticut	A maximum of an aggregate $50,000 of incentive compensation will be accrued under this component	100% of the incentive compensation from leasing of vacant industrial space outside Connecticut that is accrued into the Griffin Industrial, LLC incentive compensation pool will be accrued
(vi)	Renewal of leases expiring in fiscal 2015
	a.	Renewal of leases expiring in Connecticut in fiscal 2015	A maximum of an aggregate $80,000 of incentive compensation will be accrued under this component	No incentive compensation is accrued for renewal of leases expiring in Connecticut in fiscal 2015
	b.	Renewal of leases expiring outside of Connecticut in fiscal 2015	A maximum of an aggregate $10,000 of incentive compensation will be accrued under this component	100% of the incentive compensation from renewal of leases expiring outside of Connecticut in fiscal 2015 that is accrued into the Griffin Industrial, LLC incentive compensation pool will be accrued

        These objectives are designed to reward management for increasing Griffin's operating cash flow.

        Over the past three years, achievement of the components of the Griffin Industrial Realty Incentive Plan has been as follows:

Incentive Plan Component	Fiscal 2015	Fiscal 2014	Fiscal 2013
Funds From Operations	Achieved	Not Applicable	Not Applicable
Profit from property sales	Achieved	Achieved	Achieved
Value generated from build-to-suit projects	Not Achieved	Not Achieved	Not Achieved
Value generated from buildings built on speculation	Achieved	Not Achieved	Achieved
Leasing of vacant space	Achieved	Achieved	Achieved
Renewal of expiring leases	Achieved	Not Achieved	Achieved

        Amounts earned under each objective are accrued into the Griffin Industrial, LLC and the Griffin Industrial Realty, Inc. incentive compensation pools up to a maximum incentive compensation amount, which in fiscal 2015 was $865,000 and $660,000, respectively. The maximum compensation amounts and amounts accrued under each objective for fiscal 2015, based on the level of achievement of each incentive plan component for Griffin Industrial, LLC and Griffin Industrial Realty, Inc., is shown in the following table:

Griffin Industrial Realty Incentive Compensation Plan

Incentive Plan Component			Griffin Industrial, LLC Maximum Compensation Amount	Amount Accrued into the Griffin Industrial, LLC Incentive Compensation Pool Based on Level of Achievement	Griffin Industrial Realty, Inc. Maximum Compensation Amount	Amount Accrued into the Griffin Industrial Realty, Inc. Incentive Compensation Pool Based on Level of Achievement
(i)	Funds From Operations (FFO)		$125,000	$73,879	$375,000	$221,636
(ii)	Property Sales		100,000	50,000	25,000	12,500
(iii)	Build-To-Suit Buildings
	a.	Connecticut Properties	100,000	—	25,000	—
	b.	Non-CT Properties	75,000	—	75,000	—
(iv)	Buildings Built on Speculation
	a.	Connecticut Properties	100,000	—	25,000	—
	b.	Non-CT Properties	75,000	75,000	75,000	75,000
(v)	Leasing of Vacant Space
	a.	Connecticut Properties	150,000	120,122	—	—
	b.	Non-CT Properties	50,000	—	50,000	—
(vi)	Renewal of Leases Expiring in FY2015
	a.	Connecticut Properties	80,000	75,775	—	—
	b.	Non-CT Properties	10,000	—	10,000	—

			$865,000	$394,776	$660,000	$309,136

Griffin Industrial Realty Incentive Compensation—Griffin Industrial, LLC Payout

        The Griffin Industrial, LLC portion of the Griffin Industrial Realty Incentive Plan for 2015 consisted of an incentive compensation pool divided among executives and employees of Griffin Industrial, LLC. The amounts earned by Griffin Industrial, LLC employees under the incentive compensation pools of the Griffin Industrial Realty Incentive Plan may be increased at the discretion of the Compensation Committee. The Compensation Committee did not exercise its discretion to alter the amounts earned under each incentive plan component based on the formulas set forth in the Griffin Industrial Realty Incentive Plan.

        As a result of the achievement of the incentive plan components noted above, and in accordance with the Griffin Industrial Realty Incentive Plan, $394,776 was accrued into the Griffin Industrial, LLC incentive compensation pool for fiscal 2015. In accordance with the Griffin Industrial Realty Incentive Plan, Griffin Industrial, LLC's Senior Vice President and its Vice President of Construction were allocated $118,400 (30%) and $49,350 (12.5%) of the total accrued into Griffin Industrial, LLC's incentive compensation pool, respectively. In addition to the above, Griffin's Executive Chairman, its President and CEO and the Compensation Committee also awarded an additional $10,000 to Griffin Industrial, LLC's Vice President of Construction from the unallocated portion of the Griffin Industrial, LLC incentive compensation pool for his performance related to additional construction activities in both Connecticut and Pennsylvania in fiscal 2015. No other Named Executive Officers received a discretionary allocation from the Compensation Committee.

Griffin Industrial Realty Incentive Compensation—Griffin Industrial Realty, Inc. Payout

        The Griffin Industrial Realty, Inc. portion of the Griffin Industrial Realty Incentive Plan for 2015 was designed to reward Griffin Industrial Realty, Inc. employees, including Mr. Danziger, Griffin's Chairman and CEO for fiscal 2015, Mr. Gamzon, Griffin's President and COO for fiscal 2015 and the Vice President, Chief Financial Officer and Secretary, based on the results of Griffin's operations, consistent with Griffin's goal to award for performance through team results.

        As a result of the achievement of the incentive plan components noted above, and in accordance with the Griffin Industrial Realty Incentive Plan, $309,136 was accrued into the Griffin Industrial Realty, Inc. incentive compensation pool for fiscal 2015. Mr. Danziger was allocated $81,500 (30% of the FFO and property sales components that totaled $234,136 and 15% of the non-Connecticut buildings built on speculation component of $75,000) of the Griffin Industrial Realty, Inc. incentive compensation pool. Mr. Gamzon was allocated $100,000 (30% of the FFO and property sales components that totaled $234,136 and 40% of the non-Connecticut buildings built on speculation component of $75,000) of the Griffin Industrial Realty, Inc. incentive compensation pool. The Vice President, Chief Financial Officer and Secretary was allocated $40,750 (15% of the FFO and property sales components that totaled $234,136 and 7.5% of the non-Connecticut buildings built on speculation component of $75,000) of the Griffin Industrial Realty, Inc. incentive compensation pool. Messrs. Danziger, Gamzon and Galici did not receive a discretionary allocation from the Compensation Committee.

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

        Stock option awards to Named Executive Officers are entirely discretionary. The Executive Chairman and the President and CEO recommends whether and how many stock options should be awarded to the other Named Executive Officers or others, and the Compensation Committee approves or, if necessary, modifies his recommendations. The Compensation Committee solely determines whether and how many stock options should be awarded to the Executive Chairman and the President and CEO. In making stock option award determinations, the Executive Chairman and the President and CEO and the Compensation Committee consider the prior contribution of participants and their expected future contributions to the growth of Griffin. In fiscal 2015, no stock options were awarded to any employees, including the Named Executive Officers.

        The Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the "2009 Stock Option Plan") makes available options to purchase 386,926 shares of Griffin common stock, which includes options to purchase 161,926 shares that were available for issuance under Griffin's prior stock option plan. The Compensation Committee of Griffin's Board of Directors or, with respect to awards to non-employee directors, the Board of Directors administers the 2009 Stock Option Plan. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value of a share of common stock on the date the award is approved by Griffin's Compensation Committee. Vesting of all of Griffin's previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.

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

        Of the 386,926 shares of common stock reserved for issuance under the 2009 Stock Option Plan, as of November 30, 2015, 119,573 shares were subject to outstanding options granted under the 2009 Stock Option Plan. In addition, as of November 30, 2015, 267,353 shares were available for future awards under the 2009 Stock Option Plan (which includes certain shares that again became available following the forfeiture of outstanding options). For more information on stock options, see the Summary Compensation Table, Grants of Plan-Based Awards Table, Outstanding Equity Awards Table and their footnotes.

Perquisites and Other Benefits

        Griffin's Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of its employees. In addition, Griffin's Vice President, Chief Financial Officer and Secretary receives an automobile allowance of $8,000 per year and Griffin Industrial, LLC's Senior Vice President receives a medical insurance allowance of $3,300 per year.

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

Analysis

Base Salary

        The following table presents the base salaries for Griffin's Named Executive Officers in 2015 and the percentage increase over their 2014 base salaries.

	Annual Salary		% Increase
Mr. Danziger	$550,800	(1)	2%
Mr. Gamzon	$351,900	(2)	2%
Mr. Galici	$290,200		2%
Mr. Lescalleet	$253,939		2%
Mr. Bosco	$165,000		16	% (3)

(1)
Effective January 1, 2016, Mr. Danziger's annual salary is $350,000 in his position as Executive Chairman.

(2)
Effective January 1, 2016, Mr. Gamzon's annual salary is $500,000 in his position as President and CEO.

(3)
Mr. Bosco's annual salary increase of 16%, effective January 1, 2015, reflected increased regional construction responsibilities.

Annual Incentive Compensation Program

        The following table presents the total annual incentive payments made to the Named Executive Officers for fiscal 2015, which consisted solely of amounts of annual incentive compensation awarded under Griffin's annual incentive compensation plan. No discretionary bonuses were awarded to the Named Executive Officers in fiscal 2015.

	Incentive Plan Payments	Discretionary Bonus Payments	Total Annual Incentive Payments
Mr. Danziger	$81,500	—	$81,500
Mr. Gamzon	$100,000	—	$100,000
Mr. Galici	$40,750	—	$40,750
Mr. Lescalleet	$118,400	—	$118,400
Mr. Bosco	$59,350	—	$59,350

Griffin Industrial, LLC

        Mr. Lescalleet was awarded $118,400 (30% of the total Griffin Industrial, LLC incentive compensation pool of $394,776) in annual incentive compensation for fiscal 2015 based on the formula under the Griffin Industrial Realty Incentive Plan. Mr. Lescalleet received no discretionary allocation from the Compensation Committee. Mr. Bosco was awarded $59,350 in annual incentive compensation for fiscal 2015 which is comprised of (a) 12.5% of the total Griffin Industrial, LLC incentive compensation pool of $394,776 based on the formula under the Griffin Industrial Realty Incentive Plan, and (b) $10,000 from the unallocated portion of the Griffin Industrial incentive compensation pool, awarded by Griffin's Executive Chairman, its President and CEO and the Compensation Committee.

Griffin Industrial Realty, Inc.

        Mr. Danziger, Griffin's Chairman and CEO in fiscal 2015, was awarded $81,500 in annual incentive compensation for 2015 based on the formula under the Griffin Industrial Realty Incentive Plan for amounts accrued into the Griffin Industrial Realty, Inc. incentive compensation pool. Mr. Gamzon, Griffin's President and COO in fiscal 2015, was awarded $100,000 in annual incentive compensation for fiscal 2015 based on the formula under the Griffin Industrial Realty Incentive Plan for amounts accrued into the Griffin Industrial Realty, Inc. incentive compensation pool. The Vice President, Chief Financial Officer and Secretary was awarded $40,750 for fiscal 2015 based on the formula under the Griffin Industrial Realty Incentive Plan for amounts accrued into the Griffin Industrial Realty, Inc. incentive compensation pool. The Compensation Committee did not exercise its discretion to alter the amounts earned based on the formulas set forth in the Griffin Industrial Realty Incentive Plan. Messrs. Danziger, Gamzon and Galici received no discretionary allocation from the Compensation Committee.

Shareholder Say-on-Pay Votes

        At Griffin's 2015 annual meeting of stockholders, Griffin's stockholders were given the opportunity to cast an advisory vote on Griffin's executive compensation. Approximately 99.7% of the votes cast on this "2015 say-on-pay vote" were voted in favor of the proposal. Griffin has considered the 2015 say-on-pay vote and believes that the support for the 2015 say-on-pay vote proposal indicates that Griffin's stockholders casting votes are supportive of the approach to executive compensation. Thus, Griffin did not make changes to its executive compensation arrangements in response to the 2015 say-on-pay vote. In the future, Griffin will continue to consider the outcome of the say-on-pay votes when making compensation decisions regarding its Named Executive Officers.

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

 COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed with management Griffin's Compensation Discussion and Analysis, and based upon this review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K and Griffin's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Winston J. Churchill, Jr. (Chairman) Thomas C. Israel Albert H. Small, Jr.

Summary Compensation Table

        The following table presents information regarding compensation of each of Griffin's Named Executive Officers for services rendered during fiscal years 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation ($)		Total ($)
Frederick M. Danziger	2015	$549,762	$—	$—	$81,500	$17,546	(3)	$648,808
Chairman and Chief	2014	$539,269	$—	$—	$26,868	$16,278		$582,415
Executive Officer of Griffin (1)	2013	$529,692	$—	$—	$—	$15,923		$545,615
Michael S. Gamzon	2015	$351,237	$—	$—	$100,000	$11,725	(4)	$462,962
President and Chief	2014	$344,477	$—	$—	$39,368	$10,503		$394,348
Operating Officer of Griffin (1)	2013	$337,685	$19,001	$—	$35,799	$10,220		$402,705
Anthony J. Galici	2015	$289,652	$—	$—	$40,750	$17,942	(5)	$348,344
Vice President, Chief	2014	$284,069	$15,000	$—	$13,434	$16,829		$329,332
Financial Officer and	2013	$278,477	$16,626	$—	$13,824	$16,618		$325,545
Secretary of Griffin
Thomas M. Lescalleet	2015	$253,460	$—	$—	$118,400	$12,348	(6)	$384,208
Senior Vice President,	2014	$248,584	$—	$—	$45,700	$10,998		$305,282
Griffin Industrial, LLC	2013	$243,710	$47,503	$—	$41,997	$10,709		$343,919
Scott Bosco	2015	$162,870	$—	$—	$59,350	$5,370	(7)	$227,590
Vice President of Construction,	2014	$142,636	$—	$—	$20,800	$4,509		$167,945
Griffin Industrial, LLC	2013	$139,281	$11,876	$—	$14,874	$4,292		$170,323

(1)
Effective January 1, 2016, Mr. Gamzon succeeded Mr. Danziger as Chief Executive Officer. Mr. Danziger remains Executive Chairman of Griffin.

(2)
Messrs. Danziger, Gamzon and Galici are beneficiaries of the Griffin Industrial Realty, Inc. incentive compensation pool of the Griffin Industrial Realty Incentive Plan. Messrs. Bosco and Lescalleet are beneficiaries of the Griffin Industrial, LLC incentive compensation pool of the Griffin Industrial Realty Incentive Plan.

(3)
Represents life insurance premiums of $130, matching contributions related to the Griffin 401(k) Savings Plan of $5,653 and matching contributions related to the Deferred Compensation Plan of $11,763.

(4)
Represents life insurance premiums of $216, matching contributions related to the Griffin 401(k) Savings Plan of $6,160 and matching contributions related to the Deferred Compensation Plan of $5,349.

(5)
Represents life insurance premiums of $389, matching contributions related to the Griffin 401(k) Savings Plan of $5,552, matching contributions related to the Deferred Compensation Plan of $4,001 and an automobile allowance of $8,000.

(6)
Represents life insurance premiums of $216, matching contributions related to the Griffin 401(k) Savings Plan of $6,747, matching contributions related to the Deferred Compensation Plan of $2,085 and a medical insurance allowance of $3,300.

(7)
Represents life insurance premiums of $216, matching contributions related to the Griffin 401(k) Savings Plan of $3,834 and matching contributions related to the Deferred Compensation Plan of $1,320.

Grants of Plan-Based Awards

        The following table presents information regarding the incentive awards granted to Griffin's Named Executive Officers for fiscal 2015.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
				Option Awards: Number of Securities Underlying Options (#)			Grant Date Fair Value of Stock and Option Awards ($)
					Exercise Price of Option Awards ($/sh)	Closing Market Price on Grant Date ($/sh)
Name	Grant Date	Target ($)	Maximum ($)
Frederick M. Danziger (1)	n/a	$81,500	$166,500	—	n/a	n/a	n/a
Michael S. Gamzon (1)	n/a	$100,000	$219,000	—	n/a	n/a	n/a
Anthony J. Galici (1)	n/a	$40,750	$83,250	—	n/a	n/a	n/a
Thomas M. Lescalleet (2)	n/a	$118,400	$259,500	—	n/a	n/a	n/a
Scott Bosco (2)	n/a	$59,350	$108,125	—	n/a	n/a	n/a

(1)
The Griffin Industrial Realty Incentive Plan has no threshold or target levels; however, there is a maximum amount payable to Messrs. Danziger, Gamzon and Galici under the Griffin Industrial Realty Incentive Plan as shown in the Maximum column. The amounts shown for Messrs. Danziger, Gamzon and Galici in the Target column reflect the amounts payable to them under the Griffin Industrial Realty Incentive Plan based on Griffin's performance in fiscal 2015. The Compensation Committee did not exercise its discretion to award Messrs. Danziger, Gamzon, or Galici any additional incentive bonus for fiscal 2015. Messrs. Danziger, Gamzon and Galici's maximum of $166,500, $219,000 and $83,250, respectively, is calculated assuming all goals of the Griffin Industrial Realty Incentive Plan are met at the maximum level of each, which would result in an accrual of $660,000 into the Griffin Industrial Realty, Inc. incentive compensation pool of the Griffin Industrial Realty Incentive Plan (excluding any amount included in the incentive compensation pool and distributed at the discretion of the Compensation Committee). Messrs. Danziger, Gamzon and Galici are entitled to 30%, 30% and 15%, respectively, of the Griffin Industrial Realty, Inc. incentive compensation pool of the Griffin Industrial Realty Incentive Plan related to the FFO, property sales and Connecticut properties components (excluding any amount included in the incentive compensation pool and distributed at the discretion of the Compensation Committee). Messrs. Danziger, Gamzon and Galici are entitled to 15%, 40% and 7.5%, respectively, of the Griffin Industrial Realty, Inc. incentive compensation pool of the Griffin Industrial Realty Incentive Plan related to the outside of Connecticut properties components (excluding any amount included in the incentive compensation pool and distributed at the discretion of the Compensation Committee). Messrs. Danziger, Gamzon and Galici are not specifically entitled to any portion of the incentive compensation pool that is distributed at the discretion of the Compensation Committee and such amounts are not included in the maximum bonus amount.

(2)
The Griffin Industrial Realty Incentive Plan has no threshold or target levels; however, there is a maximum amount payable to Messrs. Lescalleet and Bosco under the Griffin Industrial Realty Incentive Plan as shown in the Maximum column. The amount in the Target column for Mr. Lescalleet reflects the amount payable of $118,400 based on Griffin Industrial, LLC's performance during fiscal 2015. The amount in the Target column for Mr. Bosco reflects the amount payable of $49,350 based on Griffin Industrial, LLC's performance during fiscal 2015 and $10,000 from the unallocated portion of the Griffin Industrial, LLC incentive compensation pool awarded by Griffin's Executive Chairman, its President and CEO and the Compensation Committee. Messrs. Lescalleet's and Bosco's maximum of $259,500 and $108,125, respectively, is calculated assuming all goals of the Griffin Industrial Realty Incentive Plan are met at the maximum level of each, which would result in an accrual of $865,000 into the Griffin

  Industrial, LLC incentive compensation pool of the Griffin Industrial Realty Incentive Plan (excluding any amount included in the incentive compensation pool and distributed at the discretion of the Compensation Committee). Messrs. Lescalleet and Bosco are entitled to 30% and 12.5%, respectively, of the Griffin Industrial, LLC incentive compensation pool of the Griffin Industrial Realty Incentive Plan (excluding any amount included in the incentive compensation pool and distributed at the discretion of the Compensation Committee). Messrs. Lescalleet and Bosco are not specifically entitled to any portion of the incentive compensation pool that is distributed at the discretion of the Compensation Committee and such amounts are not included in the maximum bonus amount.

Outstanding Equity Awards at Fiscal Year-End

        The following table presents information with respect to each unexercised stock option held by Griffin's Named Executive Officers as of November 30, 2015. There are no restricted stock awards.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised In-the-Money Options at Fiscal Year End (2) ($) Exercisable		Value of Unexercised In-the-Money Options at Fiscal Year End (2) ($) Unexercisable
Frederick M. Danziger	15,000	—	$33.07	1/20/2019	$—	(3)	$—
	16,667	8,333	$28.77	1/19/2021	$—	(3)	$—	(3)

	31,667	8,333			$—		$—

Michael S. Gamzon	25,000	—	$34.04	1/9/2018	$—	(3)	$—
	7,500	—	$33.07	1/20/2019	$—	(3)	$—
	16,667	8,333	$28.77	1/19/2021	$—	(3)	$—	(3)

	49,167	8,333			$—		$—

Anthony J. Galici	7,500	—	$33.07	1/20/2019	$—	(3)	$—
	8,333	4,167	$28.77	1/19/2021	$—	(3)	$—	(3)

	15,833	4,167			$—		$—

Thomas M. Lescalleet	7,500	—	$33.07	1/20/2019	$—	(3)	$—
	8,333	4,167	$28.77	1/19/2021	$—	(3)	$—	(3)

	15,833	4,167			$—		$—

Scott Bosco	2,500	—	$30.95	7/17/2016	$—	(3)	$—
	5,000	—	$33.07	1/20/2019	$—	(3)	$—
	3,333	1,667	$28.77	1/19/2021	$—	(3)	$—	(3)

	10,833	1,667			$—		$—

(1)
Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of the grant (which is ten years prior to the applicable option expiration date).

(2)
The amounts presented in this column have been calculated based upon the difference between the fair market value of $26.60 per share (the closing price of Griffin's common stock on November 30, 2015) and the exercise price of each stock option.

(3)
There is no amount stated because the exercise price of the stock options is greater than the fair market value of $26.60 per share (the closing price of Griffin's common stock on November 30, 2015).

Non-Qualified Deferred Compensation

        Griffin maintains a Deferred Compensation Plan for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin 401(k) Savings Plan. A portion of an eligible employee's salary may be deferred. The investment options in the Deferred Compensation Plan mirror those of the Griffin 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin's general assets. Performance results of an employee's balance in the Deferred Compensation Plan are based on the returns of the mutual funds selected by the employee as if the amounts deferred were invested in the selected mutual funds. Distributions from the Deferred Compensation Plan generally may occur at termination of employment, attainment of age 70 1/2 and/or at the time of qualifying hardship events, as defined. The following table presents information with respect to defined contribution plans or other plans providing for deferral of compensation on a non-tax qualified basis for Griffin's Named Executive Officers as of November 30, 2015.

Name	Executive Contributions for FYE 11/30/2015	Griffin Contributions for FYE 11/30/2015 (1)	Aggregate Earnings in FYE 11/30/2015	Aggregate Balance as of FYE 11/30/2015
Frederick M. Danziger	$43,203	$11,763	$23,076	$1,591,017
Michael S. Gamzon	$23,286	$5,349	$2,293	$245,277
Anthony J. Galici	$47,159	$4,001	$17,659	$762,848
Thomas M. Lescalleet	$1,009	$2,085	$624	$115,548
Scott Bosco	$6,736	$1,320	$(785)	$76,247

(1)
Griffin's contributions to the Deferred Compensation Plan are included in the "All Other Compensation" column of the Summary Compensation Table. No earnings from the Deferred Compensation Plan are included in the "All Other Compensation" column of the Summary Compensation Table.

Potential Payments Upon a Termination or Change in Control

        As of November 30, 2015, Griffin was not a party to any employment, change in control or other agreement with any Named Executive Officers that was expected to obligate Griffin to provide for payments at, following, or in connection with a termination of employment, change in control or change in the Named Executive Officer's responsibilities. However, participants of Griffin's non-qualified deferred compensation plan may elect to have their balances paid out upon termination of employment or a change in control of Griffin. The deferred compensation balance for each such Named Executive Officer, as of November 30, 2015, is set forth in the "Non-Qualified Deferred Compensation" table above. Additionally, pursuant to the 2009 Stock Option Plan, if option grants are assumed by a successor corporation (or a parent or subsidiary thereof) in connection with a change in control, the vesting of such grants will be accelerated upon termination of a Named Executive Officer's employment upon or within 12 months following such change in control. As of November 30, 2015, the exercise price of all outstanding options held by Named Executive Officers exceeded the closing market price per share of Griffin common stock and, therefore, the amount of the estimated payments with respect to such options is $0.

Director Compensation

        The following table represents information regarding the compensation paid during fiscal 2015 to members of Griffin's Board of Directors who are not also employees (the "Non-Employee Directors"). The compensation paid to Mr. Frederick M. Danziger is presented above in the Summary Compensation Table and the related explanatory notes.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)		Total ($)
Winston J. Churchill, Jr.	$46,500		$18,334	(1)	$64,834
Edgar M. Cullman, Jr.	$19,934	(2)	$27,516	(1)	$47,450
David M. Danziger	$32,000		$18,334	(1)	$50,334
Frederick M. Danziger	$—		$—		$—
Thomas C. Israel	$59,000		$18,334	(1)	$77,334
John J. Kirby, Jr.	$11,066	(3)	$42,868	(4)	$53,934
Jonathan P. May	$43,593		$18,334	(1)	$61,927
Albert H. Small, Jr.	$51,500		$18,334	(1)	$69,834

(1)
The amount shown for Option Awards reflects the grant date fair value of options granted in fiscal 2015. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in Note 9 of the Notes to Consolidated Financial Statements.

(2)
Edgar M. Cullman, Jr. was elected to the Board of Directors on May 12, 2015. The fees reported are for the period May 12 through November 30, 2015.

(3)
John J. Kirby, Jr. did not seek re-election to the Board of Directors at the May 12, 2015 Annual Meeting. The fees reported are for the period December 1, 2014 through May 11, 2015.

(4)
John J. Kirby, Jr. did not receive an additional stock option award in fiscal 2015. However, the exercise period for each Mr. Kirby's vested options outstanding as of his retirement on May 11, 2015 was extended through the tenth anniversary of the applicable date of grant. The amount shown for Option Awards reflects the incremental fair value of options so modified in fiscal 2015. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in Note 9 of the Notes to Consolidated Financial Statements.

        The following table represents the number of outstanding and unexercised stock option awards held by each of the Non-Employee Directors as of November 30, 2015:

Director	Number of Shares Subject to Outstanding Options as of 11/30/15
Winston J. Churchill, Jr.	13,486
Edgar M. Cullman, Jr.	1,912
David M. Danziger	9,973
Thomas C. Israel	13,486
John J. Kirby, Jr.	3,730
Jonathan P. May	5,918
Albert H. Small, Jr.	11,722

        Members of the Board of Directors who are not employees of Griffin receive $25,000 per year and $1,000 for each Board or Committee meeting they attend. A non-employee Chairman of the Board of Directors receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each receive an annual fee of $10,000 per year. The Nominating Committee Chairman receives an annual fee of $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen, each receive $5,000 per year for their service on the Committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on the Committee. Annual retainers are paid in quarterly installments. Upon the initial election of a Non-Employee Director to the Board of Directors, the Non-Employee Director is granted options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of the grant. The number of shares subject to options granted to Non-Employee Directors at the time of initial election to the Board of Directors is equal to $60,000 divided by the fair market value per share of Griffin common stock at the time of grant. Griffin granted Mr. Cullman options exercisable for 1,912 shares of common stock at the time of his initial election to the Board of Directors. The 2009 Stock Option Plan also provides that Non-Employee Directors annually receive options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of grant. Under the 2009 Stock Option Plan, the number of shares, subject to options, granted to Non-Employee Directors upon their reelection to the Board of Directors, is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. In 2015, Griffin granted Messrs. Churchill, David M. Danziger, Israel, May and Small each options exercisable for 1,274 shares of common Stock at the time of their reelection to the Board of Directors. Mr. Kirby did not stand for reelection to the Board of Directors, therefore, he did not receive any additional option grants in 2015. In connection with his retirement, however, Griffin elected to extend the exercisability of Mr. Kirby's outstanding vested options through the tenth anniversary of the applicable grant date thereof.

        Effective January 1, 2016, members of the Board of Directors who are not employees of Griffin will receive annual payments of $30,000 and $1,500 for each Board meeting they attend. Fees for Committee membership and Committee meetings remain the same. Further, Griffin expects to grant additional options to its Non-Employee Directors in 2016 consistent with the 2009 Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2015, Messrs. Churchill, Israel and Small served as members of Griffin's Compensation Committee. No member of the Compensation Committee has been an officer or employee of Griffin. None of Griffin's executive officers have served as a director or member of the compensation committee of any entity whose executive officers served as a director of Griffin or as a member of Griffin's Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table lists the number of shares and options to purchase shares of common stock of Griffin beneficially owned or held by: (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of common stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and executive officers of Griffin, collectively. Unless otherwise indicated, information is provided as of January 29, 2016.

Name and Address (1)	Shares Beneficially Owned (2)	Percent of Total
Cullman and Ernst Group (3)	2,465,387	46.8
Edgar M. Cullman, Jr. (3)	1,077,950	20.9
Frederick M. Danziger (3)	308,289	5.9
Michael S. Gamzon (3)	138,656	2.7
Winston J. Churchill, Jr. SCP Partners 1200 Liberty Ridge Drive, Suite 300 Wayne, PA 19087	14,786	*
Thomas C. Israel Ingleside Investors 12 East 49th Street New York, NY 10017	40,010	*
Jonathan P. May Natural Capital Partners 10 East 40th Street New York, NY 10128	3,222	*
Albert H. Small, Jr. 7311 Arrowood Road Bethesda, MD 20817	9,026	*
Anthony J. Galici Griffin Industrial Realty, Inc. 204 West Newberry Road Bloomfield, CT 06002	41,023	*
Thomas M. Lescalleet Griffin Industrial, LLC 204 West Newberry Road Bloomfield, CT 06002	22,500	*
Scott Bosco Griffin Industrial, LLC 204 West Newberry Road Bloomfield, CT 06002	12,500	*
Gabelli Funds, LLC et al (4) Gabelli Funds, LLC One Corporate Center Rye, NY 10580	1,837,262	35.7
All directors and executive officers collectively, consisting of 10 persons (5)	1,667,962	31.2

*
Less than 1%

(1)
Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, NY 10022.

(2)
This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the "Commission"). Beneficial ownership reflects sole investment and voting power, unless otherwise indicated in the footnotes to this table. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and executive officers. Includes stock options granted pursuant to the 2009 Stock Option Plan, as amended, that are exercisable within 60 days of January 29, 2016 as follows: Edgar M. Cullman, Jr—1,912 options; Frederick M. Danziger—40,000 options; Michael S. Gamzon—57,500 options; Winston J. Churchill, Jr.—10,790 options; Thomas C. Israel—10,790 options; Jonathan P. May—3,222 options; Albert H. Small, Jr.—9,026 options; Anthony J. Galici—20,000 options; Thomas M. Lescalleet—20,000 options; and Scott Bosco—12,500 options.

(3)
Based on a Schedule 13D/A filed with the Commission on February 15, 2012 on behalf of the Cullman and Ernst Group and Griffin's records. Included in the shares held by the Cullman and Ernst Group are the following:

Name	Shares Benefically Owned	Shares with Sole Voting and Dispositive Power	Shares with Shared Voting and Dispositive Power
Cullman Jr., Edgar M.	1,077,950	92,602	985,348
Cullman, Susan R.	928,651	56,442	872,209
Danziger, Lucy C.	742,653	63,322	679,331
Danziger, David M.	489,659	30,854	458,805
Gamzon, Rebecca D.	408,483	10,550	397,933
Ernst, John L.	380,955	7,349	373,606
Cullman, Georgina D.	360,481	9,550	350,931
Sicher, Carolyn B.	354,029	21,422	332,607
Cullman, Elissa F.	345,781	14,850	330,931
Cullman, Samuel B.	344,525	13,594	330,931
Cullman III, Edgar M.	342,190	11,259	330,931
Danziger, Frederick M.	308,289	103,534	204,755
B Bros. Realty LLC (a)	233,792	233,792	—
Gamzon, Michael S.	138,656	57,500	81,156
Fabrici, Carolyn S.	116,037	—	116,037
Ernst, Alexandra	94,428	1,748	92,680
Ernst, Jessica P.	45,134	1,250	43,884
Estate of Louise B.Cullman (b)	39,548	39,548	—
Ernst, Margot P.	21,777	—	21,777
Ernst, Matthew L.	5,176	1,650	3,526
Kirby, John J.	4,730	4,730	—

(a)
Susan R. Cullman and John Ernst are managing members.

(b)
Edgar M. Cullman, Jr., Susan R. Cullman and Lucy C. Danziger are executors.

  The Schedule 13D/A states that there is no formal agreement governing the Group's holding and voting of shares held by members of the Cullman and Ernst Group but that there is an informal understanding that the persons and entities included in the group will hold and vote together with respect to shares owned by each of them in each case subject to any applicable fiduciary responsibilities. None of the shares held by members of the Cullman and Ernst Group are pledged.

(4)
Griffin has received a copy of Schedule 13D/A as filed with the Commission by Gabelli Funds, LLC et al, reporting ownership of these shares as of September 1, 2015. As reported in said Schedule 13D/A, Gabelli Funds, LLC reports sole dispositive power with respect to 579,367 shares, GAMCO Asset Management Inc. ("GAMCO") reports sole voting power with respect to 997,160 of these shares and sole dispositive power with respect to 1,062,495 of these shares and Teton Advisors, Inc. ("Teton Advisors") reports sole voting and dispositive power with respect to 195,400 of these shares. The securities have been acquired by GGCP, Inc. ("GGCP"), and certain of its direct and indirect subsidiaries, including GAMCO Investors, Inc. ("GBL"), on behalf of their investment advisory clients. Mario Gabelli, as the controlling stockholder, Chief Executive Officer and a director of GGCP, Chairman and Chief Executive Officer of GBL, and the controlling shareholder of Teton Advisors, is deemed to have beneficial ownership of the shares owned beneficially by Gabelli Funds, LLC, GAMCO and Teton Advisors. GBL and GGCP are deemed to have beneficial ownership of the shares beneficially owned by each of the foregoing persons other than Mario Gabelli and the Gabelli Foundation, Inc. For the shares held by Gabelli Funds, LLC, with respect to the 55,000 shares held by the Gabelli Capital Asset Fund, the 56,000 shares held by the Gabelli Equity Trust, the 104,000 shares held by the Gabelli Asset Fund, the 122,000 shares held by the Gabelli Value 25 Fund, Inc., the 230,068 shares held by the Gabelli Small Cap Growth Fund, the 10,000 shares held by the Gabelli Equity Income Fund, and the 2,299 shares held by the Gabelli Global Small and Mid Cap Value Trust, the proxy voting committee of each such fund has taken and exercises in its sole discretion the entire voting power with respect to the shares held by such funds.

(5)
Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	225,727	$30.47	267,353

Note: There are no equity compensation plans that were not approved by security holders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Review and Approval of Related Person Transactions

        Griffin reviews any relationships and transactions in which Griffin and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Griffin's corporate staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to a related person are disclosed in Griffin's Annual Report on Form 10-K and proxy statement.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees incurred by Griffin for professional services rendered by RSM US LLP ("RSM US") for fiscal 2015 and fiscal 2014:

	Fiscal 2015 Fees	Fiscal 2014 Fees
Audit fees	$422,686	$412,936
Audit-related fees	20,420	20,300
Tax fees	57,685	63,950
All other	—	—

	$500,791	$497,186

        Audit fees consist of fees incurred for professional services rendered for the audit of Griffin's consolidated financial statements and for the review of Griffin's interim consolidated financial statements. Audit-related fees include fees incurred for professional services rendered for the audit of Griffin's 401(k) Savings Plan by RSM US. Tax fees consist of fees incurred for professional services performed by RSM US relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to RSM US in fiscal 2015 or fiscal 2014.

        The Audit Committee's policy is to pre-approve all audit, audit-related and tax services to be provided by the independent registered public accountants. During fiscal 2015, Griffin's Audit Committee pre-approved all audit, audit-related and tax services. The Audit Committee has considered the non-audit services provided by RSM US and determined that the services provided were compatible with maintaining the independence of RSM US.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1		Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2		Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
3.1		Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.2	5/13/15
3.3		Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.3	5/13/15
10.1	†	Form of 401(k) Plan of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10	001-12879	10.7	4/8/97
10.2	†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3	†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/02
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People's United Bank	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank dated April 1, 2013	10-Q	001-12879	10.49	6/1/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13
10.27	Revolving Line of Credit Note dated April 24, 2013	10-Q	001-12879	10.52	6/1/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.34		Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35		Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36		$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.37		Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40--86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.38		$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.39		Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.40		$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.41	†	Letter Agreement by and between Griffin and John J. Kirby, Jr., dated July 22, 2015						*
14		Griffin Industrial Realty, Inc. Code of Ethics	8-K	001-12879	14.1	11/20/15
21		Subsidiaries of Griffin Industrial Realty, Inc.						*
23.1		Consent of Independent Registered Public Accounting Firm						*
31.1		Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended						*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended						*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350						**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350						**
101.INS	XBRL Instance Document						*
101.SCH	XBRL Taxonomy Extension Schema Document						*
101.CAL	XBRL Taxonomy Calculation Linkbase Document						*
101.LAB	XBRL Taxonomy Label Linkbase Document						*
101.PRE	XBRL Taxonomy Presentation Linkbase Document						*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						*

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

GRIFFIN INDUSTRIAL REALTY, INC.
Date: February 12, 2016	BY:	/s/ MICHAEL S. GAMZON Michael S. Gamzon President and Chief Executive Officer
Date: February 12, 2016	BY:	/s/ ANTHONY J. GALICI Anthony J. Galici Vice President, Chief Financial Officer and Secretary, Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name	Title

February 12, 2016	/s/ WINSTON J. CHURCHILL, JR. Winston J. Churchill, Jr.	Director
February 12, 2016	/s/ EDGAR M. CULLMAN, JR. Edgar M. Cullman, Jr.	Director
February 12, 2016	/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Executive Chairman of the Board of Directors
February 12, 2016	/s/ ANTHONY J. GALICI Anthony J. Galici	Vice President, Chief Financial Officer and Secretary, Principal Accounting Officer
February 12, 2016	/s/ MICHAEL S. GAMZON Michael S. Gamzon	Director and President and Chief Executive Officer
February 12, 2016	/s/ THOMAS C. ISRAEL Thomas C. Israel	Director
February 12, 2016	/s/ JONATHAN P. MAY Jonathan P. May	Director
February 12, 2016	/s/ ALBERT H. SMALL, JR. Albert H. Small, Jr.	Director

Schedule II—Valuation and Qualifying Accounts and Reserves
(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves		Balance at End of Year
For the fiscal year ended November 30, 2015
Reserves:
Uncollectible accounts—trade	$—	—	—	—		$—

Valuation allowance on deferred tax asset	$395	(50)	—	—		$345

For the fiscal year ended November 30, 2014
Reserves:
Uncollectible accounts—trade	$134	(101)	—	33	(1)	$—

Inventories	$10,854	—	—	10,854	(2)	$—

Valuation allowance on deferred tax asset	$379	16	—	—		$395

For the fiscal year ended November 30, 2013
Reserves:
Uncollectible accounts—trade	$128	37	13	44	(1)	$134

Inventories	$432	10,900	11	489	(2)	$10,854

Valuation allowance on deferred tax asset	$319	60	—	—		$379

Notes:

(1)
Accounts receivable written off or reclassified.

(2)
Inventories disposed.

Schedule III—Real Estate and Accumulated Depreciation

November 30, 2015

(dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition Improvements	Gross Amount at November 30, 2015
Description	Encumbrances		Land	Bldg. & Improve.		Land	Land Improvements	Bldg. & Bldg. Improvements	Tenant Improvements	Construction in Progress	Development Costs	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition	Depr. Life
Undeveloped Land	$—		$3,076	$—	$4,976	$3,076	$1,849	$—	$—	$—	$3,127	$8,052	$(1,395)
New England Tradeport
Windsor/E. Granby, CT
Undeveloped portion	—		982	—	3,428	982	—	—	—	—	3,428	4,410	—
Industrial Buildings	7,501	(c)	8	—	4,357	8	509	3,495	347	6	—	4,365	(3,266)	1978		40 yrs.
Industrial Building	—	(a)	4	1,722	914	4	774	1,835	27	—	—	2,640	(1,765)	1982	1989	40 yrs.
Industrial Building	—	(a)	13	—	7,565	13	525	5,676	1,364	—	—	7,578	(2,052)	2008		40 yrs.
Industrial Building	—		10	—	4,392	10	348	3,650	394	—	—	4,402	(2,064)	1998		40 yrs.
Industrial Building	6,226		12	—	8,213	12	356	5,145	2,712	—	—	8,225	(5,629)	1999		40 yrs.
Industrial Building	—	(a)	7	—	3,313	7	11	3,051	251	—	—	3,320	(1,523)	2001		40 yrs.
Industrial Building	17,926		13	—	5,610	13	22	5,021	563	4	—	5,623	(2,265)	2003		40 yrs.
Industrial Building	—	(a)	16	—	7,584	16	1	6,903	622	58	—	7,600	(2,804)	2006		40 yrs.
Industrial Building	—	(a)	15	—	16,866	15	76	8,700	1,622	6,468	—	16,881	(2,855)	2005		40 yrs.
Industrial Building	10,610		57	—	15,999	57	1,028	13,874	1,097	—	—	16,056	(3,293)	2009		40 yrs.
Industrial Building	—		20	—	8,374	20	563	7,538	273	—	—	8,394	(2,085)	2007		40 yrs.
Industrial Building	—		12	—	6,928	12	448	6,263	217	—	—	6,940	(1,945)	2007		40 yrs.
Griffin Center
Windsor, CT
Undeveloped portion	—		148	—	604	148	—	—	—	—	604	752	—
Industrial Building	7,385		19	—	8,214	19	149	8,065	—	—	—	8,233	(3,053)	2001		40 yrs.
Restaurant Building	—		1	—	2,175	1	264	1,402	509	—	—	2,176	(1,497)	1983		40 yrs.
Office Building	—	(b)	17	—	5,881	17	420	4,266	1,195	—	—	5,898	(2,960)	2002		40 yrs.
Office Buildings	6,217	(c)	1,193	7,958	3,812	1,193	740	8,478	2,552	—	—	12,963	(5,616)	1982/1987	2003	40 yrs.
Griffin Center South
Bloomfield, CT
Undeveloped portion	—		312	—	374	312	—	—	—	—	374	686	—
Office Building	—	(b)	5	—	4,135	5	576	2,887	587	85	—	4,140	(3,432)	1977		40 yrs.
Office Building	—	(b)	4	—	2,777	4	269	1,962	546	—	—	2,781	(2,091)	1985		40 yrs.
Office Building	—	(b)	2	—	2,226	2	384	1,518	225	99	—	2,228	(1,423)	1988		40 yrs.
Office Building	—	(b)	2	—	1,534	2	189	1,345	—	—	—	1,536	(1,067)	1989		40 yrs.
Industrial Building	—	(b)	1	—	765	1	86	679	—	—	—	766	(587)	1988		40 yrs.
Office Buildings	—	(b)(d)	9	—	4,129	9	266	3,367	496	—	—	4,138	(2,452)	1991		40 yrs.
Office Building	—	(b)	9	—	4,553	9	30	3,677	846	—	—	4,562	(1,376)	2001		40 yrs.

Schedule III—Real Estate and Accumulated Depreciation (Continued)

November 30, 2015

(dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition Improvements	Gross Amount at November 30, 2015
Description	Encumbrances		Land	Bldg. & Improve.		Land	Land Improvements	Bldg. & Bldg. Improvements	Tenant Improvements	Construction in Progress	Development Costs	Total		Accumulated Depreciation	Date of Construction	Date of Acquisition	Depr. Life
Bloomfield, CT
Industrial Building	—		746	1,198	—	746	72	1,126	—	—	—	1,944		(318)	1997	2007	40 yrs.
Breinigsville, PA
Industrial Building	3,729		832	4,560	—	832	349	3,990	221	—	—	5,392		(1,013)		2010	40 yrs.
Lower Nazareth Township, PA
Industrial Building	19,385		1,351	—	14,965	1,351	1,355	12,467	981	162	—	16,316		(722)	2014		40 yrs.
Industrial Building	—	(a)	721	—	11,176	721	1,359	8,996	821	—	—	11,897		(1,437)	2012		40 yrs.
Hanover Township, PA
Industrial Building	11,457		4,022	—	15,573	4,022	3,768	10,662	1,143	—	—	19,595		(183)	2015		40 yrs.
Industrial Building under Construction	—		3,620	—	3,358	3,620	—	—	—	3,358	—	6,978		—
Granby, CT
Nursery Farm	—		417	—	11,052	417	1,565	9,487	—	—	—	11,469		(10,214)		1959	20 yrs.
Quincy, FL
Nursery Farm	—		279	—	9,485	279	4,089	5,396	—	—	—	9,764		(8,402)		1959	20 yrs.
Simsbury, CT
Residential Development	—		202	—	8,337	202	—	—	—	—	8,337	8,539		—

	$90,436		$18,157	$15,438	$213,644	$18,157	$22,440	$160,921	$19,611	$10,240	$15,870	$247,239	(e)	$(80,784)

(a)
Building included in mortgage listed on line above.

(b)
Buildings included as collateral for a $12.5 million revolving line of credit.

(c)
Includes two buildings.

(d)
Includes three buildings.

(e)
As of November 30, 2015, the aggregate cost for federal income tax purposes is $242,956.

 Schedule III—Real Estate and Accumulated Depreciation (Continued)
(dollars in thousands)

Fiscal year ended November 30, 2015

	Cost	Reserve
Balance at beginning of year	$209,284	$(74,762)
Changes during the year:
Additions to real estate assets	30,556	—
Additions to reserve charged to costs and expense	—	(6,539)
Reclassification from real estate held for sale	7,916	—
Writeoff of fully depreciated assets	(517)	517

Balance at end of year	$247,239	$(80,784)

Fiscal year ended November 30, 2014

	Cost	Reserve
Balance at beginning of year	$192,268	$(61,078)
Changes during the year:
Additions to real estate assets	16,680	—
Additions to reserve charged to costs and expense	—	(5,747)
Reclassification to real estate held for sale	(9,236)	—
Writeoff of fully depreciated assets	(1,913)	1,913
Reclassification to real estate assets from property and equipment	11,485	(9,850)

Balance at end of year	$209,284	$(74,762)

Fiscal year ended November 30, 2013

	Cost	Reserve
Balance at beginning of year	$180,671	$(56,744)
Changes during the year:
Additions to real estate assets	13,769	—
Additions to reserve charged to costs and expense	—	(5,545)
Reclassification to real estate held for sale	(962)	1
Writeoff of fully depreciated assets	(1,210)	1,210

Balance at end of year	$192,268	$(61,078)