Form 10-Q
period 2016-02-29
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2016-04-08
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2016

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of Common Stock outstanding at April 1, 2016: 5,152,708

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Feb. 29, 2016	Nov. 30, 2015
ASSETS
Real estate assets at cost, net	$166,912	$166,455
Real estate held for sale	1,598	1,418
Cash and cash equivalents	19,752	18,271
Deferred income taxes	6,466	5,838
Mortgage proceeds held in escrow	1,600	1,600
Available for sale securities - Investment in Centaur Media plc	1,577	1,970
Other assets	13,651	13,749
Total assets	$211,556	$209,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans	$94,248	$90,436
Deferred revenue	10,301	10,790
Accounts payable and accrued liabilities	4,022	3,348
Dividend payable	—	1,546
Other liabilities	9,624	8,372
Total liabilities	118,195	114,492
Commitments and Contingencies (Note 9)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,541,029 shares issued and 5,152,708 shares outstanding	55	55
Additional paid-in capital	108,259	108,188
Retained earnings	782	1,117
Accumulated other comprehensive loss, net of tax	(2,269)	(1,085)
Treasury stock, at cost, 388,321 shares	(13,466)	(13,466)
Total stockholders' equity	93,361	94,809
Total liabilities and stockholders' equity	$211,556	$209,301

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	Feb. 29, 2016	Feb. 28, 2015

Rental revenue	$6,682	$5,407
Revenue from property sales	—	826
Total revenue	6,682	6,233

Operating expenses of rental properties	2,166	2,413
Depreciation and amortization expense	2,145	1,818
Costs related to property sales	—	204
General and administrative expenses	1,567	2,011
Total expenses	5,878	6,446

Operating income (loss)	804	(213)

Interest expense	(1,091)	(927)
Investment income	7	34
Loss before income tax (provision) benefit	(280)	(1,106)
Income tax (provision) benefit	(55)	398
Net loss	$(335)	$(708)

Basic net loss per common share	$(0.07)	$(0.14)

Diluted net loss per common share	$(0.07)	$(0.14)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Loss

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	Feb. 29, 2016	Feb. 28, 2015

Net loss	$(335)	$(708)

Other comprehensive loss, net of tax:
Reclassifications included in net loss	213	177
(Decrease) increase in fair value of Centaur Media plc	(256)	15
Unrealized loss on cash flow hedges	(1,141)	(326)
Total other comprehensive loss, net of tax	(1,184)	(134)
Total comprehensive loss	$(1,519)	$(842)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended February 29, 2016 and February 28, 2015

(dollars in thousands)

(unaudited)

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Loss	Stock	Total

Balance at November 30, 2014	5,537,895	$55	$107,887	$2,238	$(835)	$(13,466)	$95,879
Stock-based compensation	—	—	93	—	—	—	93
Net loss	—	—	—	(708)	—	—	(708)
Total other comprehensive loss, net of tax	—	—	—	—	(134)	—	(134)
Balance at February 28, 2015	5,537,895	$55	$107,980	$1,530	$(969)	$(13,466)	$95,130

Balance at November 30, 2015	5,541,029	$55	$108,188	$1,117	$(1,085)	$(13,466)	$94,809
Stock-based compensation	—	—	71	—	—	—	71
Net loss	—	—	—	(335)	—	—	(335)
Total other comprehensive loss, net of tax	—	—	—	—	(1,184)	—	(1,184)
Balance at February 29, 2016	5,541,029	$55	$108,259	$782	$(2,269)	$(13,466)	$93,361

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	Feb. 29, 2016	Feb. 28, 2015
Operating activities:
Net loss	$(335)	$(708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,145	1,818
Gain on sales of properties	—	(622)
Deferred income taxes	55	(398)
Stock-based compensation expense	71	93
Amortization of debt issuance costs	53	64
Accretion of discount on note receivable	—	(25)
Changes in assets and liabilities:
Other assets	314	805
Accounts payable and accrued liabilities	86	600
Deferred revenue	(489)	434
Other liabilities	(221)	200
Net cash provided by operating activities	1,679	2,261

Investing activities:
Additions to real estate assets	(1,933)	(4,545)
Deferred leasing costs and other	(434)	(461)
Net cash used in investing activities	(2,367)	(5,006)

Financing activities:
Proceeds from debt	4,450	10,891
Dividends paid to stockholders	(1,546)	(1,030)
Payments of debt	(638)	(515)
Debt issuance costs	(97)	(143)
Net cash provided by financing activities	2,169	9,203
Net increase in cash and cash equivalents	1,481	6,458
Cash and cash equivalents at beginning of period	18,271	17,059
Cash and cash equivalents at end of period	$19,752	$23,517

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

Griffin Industrial Realty, Inc. ("Griffin") is a real estate business principally engaged in developing, managing and leasing industrial and, to a lesser extent, commercial properties. Periodically, Griffin may also sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin's core development and leasing strategy. These financial statements have been prepared in conformity with the standards of accounting measurement set forth by Financial Accounting Standards Board (“FASB”) ASC 270, “Interim Reporting” and in accordance with the accounting policies stated in Griffin’s audited consolidated financial statements for the fiscal year ended November 30, 2015 (“fiscal 2015”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on February 12, 2016. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of November 30, 2015 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and the estimated costs to complete required offsite improvements related to land sold. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

As of February 29, 2016, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposure. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815, “Derivatives and Hedging,” (“ASC 815”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the three months ended February 29, 2016 (the “2016 first quarter”) are not necessarily indicative of the results to be expected for the full year. The three months ended February 28, 2015 are referred to herein as the “2015 first quarter.” Certain amounts from the 2015 first quarter have been reclassified to conform to the current presentation.

Prior to May 13, 2015, Griffin was known as Griffin Land & Nurseries, Inc. On May 13, 2015, Griffin changed its name to better reflect its ongoing real estate business after Griffin sold the growing operations of its wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc., to Monrovia Connecticut LLC in the fiscal 2014 first quarter and entered into a lease of Imperial’s Connecticut farm to Monrovia.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases," which establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. The accounting applied by lessors under this Update is largely unchanged from that applied under current U.S. GAAP. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. This Update also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This Update will become effective for Griffin in fiscal 2020 using a modified restatement approach for leases in effect as of and after the date of adoption. Early adoption and practical expedients to measure the effect of adoption will also be allowed. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments - Overall," which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This Update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This Update also eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. In addition, entities must assess the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This Update will be effective for Griffin in fiscal 2019. Early adoption is permitted for certain provisions. Upon adoption, changes in the fair value of Griffin's available-for-sale securities will be recognized through net income.

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, "Interest-Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," which addresses line-of-credit arrangements that were omitted from Accounting Standards Update No. 2015-03 (see below). This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this Update is not expected to have a material impact on Griffin's financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest-Imputation of Interest," which requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of the associated debt liability, consistent with debt discounts. This Update must be applied on a retrospective basis and will be effective for Griffin in fiscal 2017. Early adoption is permitted. The adoption of this Update is not expected to have a material impact on Griffin's financial position or results of operations.

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

During the 2016 first quarter, Griffin did not transfer any assets or liabilities in or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	February 29, 2016
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$1,577	$—	$—
Interest rate swap liabilities	$—	$4,240	$—

	November 30, 2015
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$1,970	$—	$—
Interest rate swap liabilities	$—	$2,766	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	February 29, 2016		November 30, 2015
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$19,752	$19,752	$18,271	$18,271
Marketable equity securities	1	1,577	1,577	1,970	1,970
Financial liabilities:
Mortgage loans	2	$94,248	$95,834	$90,436	$91,406
Interest rate swaps	2	4,240	4,240	2,766	2,766

The amounts included in the financial statements for cash and cash equivalents, leasing receivables and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The fair values of the available-for-sale securities are based on quoted market prices. The fair values of the mortgage loans are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current OIS rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

3.    Real Estate Assets

Real estate assets, net consist of:

	Estimated
	Useful Lives	Feb. 29, 2016	Nov. 30, 2015

Land		$17,977	$18,157
Land improvements	10 to 30 years	22,518	22,440
Buildings and improvements	10 to 40 years	154,423	149,111
Tenant improvements	Shorter of useful life or terms of related lease	21,173	19,611
Machinery and equipment	3 to 20 years	11,810	11,810
Construction in progress		5,799	10,240
Development costs		15,868	15,870
		249,568	247,239
Accumulated depreciation		(82,656)	(80,784)
		$166,912	$166,455

Total depreciation expense and capitalized interest related to real estate assets, net were as follows:

	For the Three Months Ended
	Feb. 29, 2016	Feb. 28, 2015

Depreciation expense	$1,884	$1,550

Capitalized interest	$84	$163

In the fiscal 2013 fourth quarter, Griffin completed the sale of approximately 90 acres of undeveloped land for approximately $9,000 in cash, before transaction costs (the “Windsor Land Sale”). The land sold is located in Windsor, Connecticut and is part of an approximately 253 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut. Under the terms of the Windsor Land Sale, Griffin and the buyer were each required to construct roadways connecting the land parcel sold with existing town roads. The roads constructed by the buyer and the road being constructed by Griffin will become new town roads, thereby providing public access to the remaining acreage in Griffin’s land parcel. As a result of Griffin's continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Accordingly, the revenue and pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including costs of the required roadwork. Costs included in determining the percentage of completion include the cost of the land sold, allocated master planning costs and the cost of road construction.

As of February 29, 2016, approximately 92% of the total costs related to the Windsor Land Sale have been incurred; therefore, from the date of the Windsor Land Sale through February 29, 2016, approximately 92% of the total revenue and pretax gain on the sale have been recognized in Griffin's consolidated statements of operations. Griffin did not incur any costs in the 2016 first quarter from the Windsor Land Sale, therefore, Griffin did not recognize any associated revenue in the 2016 first quarter. Griffin's consolidated statements of operations for the 2015 first quarter included revenue of $826 and a pretax gain of $622 from the Windsor Land Sale. Through November 30, 2015, Griffin's

consolidated statements of operations included total revenue of $8,256 and a total pretax gain of $6,228 from the Windsor Land Sale. The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to take place in fiscal 2016. Deferred revenue on Griffin's consolidated balance sheet as of February 29, 2016, includes $712 related to the Windsor Land Sale that will be recognized as the remaining costs are incurred. The total pretax gain on the Windsor Land Sale is expected to be $6,765 after all revenue is recognized and all costs are incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways being constructed, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods.

Real estate assets held for sale, net consist of:

	Feb. 29, 2016	Nov. 30, 2015

Land	$258	$78
Development costs	1,340	1,340
	$1,598	$1,418

4.    Investment in Centaur Media plc

As of February 29, 2016, Griffin held 1,952,462 shares of common stock in Centaur Media plc (“Centaur Media”). Griffin's investment in the common stock of Centaur Media is accounted for as an available-for-sale security under ASC 320, “Investments – Debt and Equity Securities.” Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive loss (see Note 7). Griffin did not sell any of its Centaur Media common stock in the 2016 first quarter or in the 2015 first quarter.

The fair value, cost and unrealized gain of Griffin’s investment in Centaur Media are as follows:

	Feb. 29, 2016	Nov. 30, 2015

Fair value	$1,577	$1,970
Cost	1,014	1,014
Unrealized gain	$563	$956

5.    Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	Feb. 29, 2016	Nov. 30, 2015

Variable rate mortgage, due October 2, 2017 *	$6,172	$6,217
Variable rate mortgage, due February 1, 2019 *	10,537	10,610
Variable rate mortgage, due August 1, 2019 *	7,452	7,501
Variable rate mortgage, due January 27, 2020 *	3,699	3,729
Variable rate mortgage, due January 2, 2025 *	21,120	19,385
Variable rate mortgage, due September 1, 2025 *	13,979	11,457
5.09%, due July 1, 2029	7,291	7,385
5.09%, due July 1, 2029	6,146	6,226
4.33%, due August 1, 2030	17,852	17,926
Total nonrecourse mortgage loans	$94,248	$90,436

*Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

On December 10, 2015, Griffin received proceeds (the "Webster Earn-Out") of $2,600 related to the mortgage obtained by one of its subsidiaries with Webster Bank (the "2015 Webster Mortgage") on its property at 5220 Jaindl Boulevard ("5220 Jaindl Boulevard"), an approximately 280,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania. The 2015 Webster Mortgage closed on September 1, 2015, at which time initial proceeds of $11,500 (before transaction costs) were received. At the time of the mortgage closing, Griffin had leased approximately 196,000 square feet of 5220 Jaindl Boulevard. The Webster Earn-Out was subsequently received by Griffin when the tenant that leased that space exercised its option to lease the balance of the building. Griffin agreed that it would enter into a master lease with its subsidiary that owns 5220 Jaindl Boulevard should the lease at 5220 Jaindl Boulevard expire and not be renewed. The master lease would be co-terminus with the 2015 Webster Mortgage. The 2015 Webster Mortgage has a ten year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2015 Webster Mortgage is a floating rate of the one month LIBOR rate plus 1.65%. At the time the 2015 Webster Mortgage closed, Griffin also entered into an interest rate swap agreement with Webster Bank for a notional principal amount of $11,500 at inception to fix the interest rate at 3.77% on the initial funds advanced under the 2015 Webster Mortgage. At the time the Webster Earn-Out was received, Griffin entered into another interest rate swap agreement with Webster Bank for a notional principal amount of $2,600 to fix the interest rate on the Webster Earn-Out at 3.67%. The two interest rate swap agreements effectively fix the interest rate on the 2015 Webster Mortgage at 3.75% over the remainder of the mortgage loan’s ten year term.

On December 11, 2015, Griffin received proceeds (the "First Niagara Earn-Out") of $1,850 related to the mortgage obtained by two of its subsidiaries with First Niagara Bank ("the 2025 First Niagara Mortgage") on its properties at 4270 Fritch Drive ("4270 Fritch Drive") and 4275 Fritch Drive ("4275 Fritch Drive"). The 2025 First Niagara Mortgage closed on December 31, 2014, at which time proceeds of $10,891 (before transaction costs) were received, in addition to $8,859 used to refinance the existing mortgage on 4275 Fritch Drive with First Niagara Bank. The 2025 First Niagara Mortgage is collateralized by 4270 Fritch Drive, an approximately 303,000 square foot industrial/warehouse building, and 4275 Fritch Drive, an adjacent approximately 228,000 square foot industrial/warehouse building in Lower Nazareth, Pennsylvania. At the time of the mortgage closing, approximately 201,000 square feet of 4270 Fritch Drive was leased. The First Niagara Earn-Out was subsequently received by Griffin when the remaining vacant space of approximately 102,000 square feet was leased. Griffin agreed to enter into a master lease with its subsidiaries that own 4270 and 4275 Fritch Drive in order to maintain a minimum net rent equal to the debt service on the 2025 First Niagara Mortgage. The master lease would be co-terminus with the 2025 First Niagara Mortgage. The 2025 First Niagara Mortgage has a ten year term with monthly payments based on a twenty-five year amortization schedule. The interest rate for the 2025 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 First Niagara Mortgage closed, Griffin entered into an interest rate swap agreement with First Niagara Bank that, combined with an existing interest rate swap agreement with First Niagara Bank, effectively fixed the rate of the 2025 First Niagara Mortgage at 4.43% over the mortgage loan’s ten year term. At the time the First Niagara Earn-Out was received, Griffin entered into another interest rate swap agreement with First Niagara Bank for a notional principal amount of $1,850 to fix the interest rate on the First Niagara Earn-Out at 3.88%. The combination of the three interest rate swap agreements effectively fixes the interest rate on the 2025 First Niagara Mortgage at 4.39% over the remainder of the mortgage loan’s ten year term.

On July 29, 2015, a subsidiary of Griffin closed on a new nonrecourse mortgage with 40|86 Mortgage Capital, Inc. ("the 40|86 Mortgage") for $18,000. The 40|86 Mortgage refinanced an existing 5.73% nonrecourse mortgage which was due on August 1, 2015 and was collateralized by three industrial buildings totaling approximately 392,000 square feet ("75 International Drive," "754 Rainbow Road" and "758 Rainbow Road") in New England Tradeport, Griffin’s industrial park located in Windsor and East Granby, Connecticut. The 40|86 Mortgage is collateralized by the same three properties. Griffin received proceeds of $14,875 at closing (before transaction costs), which were applied to the payoff of the maturing 5.73% nonrecourse mortgage of $17,891. The remaining $3,125 of loan proceeds was placed in escrow at closing. In the fiscal 2015 fourth quarter, as per the terms of the 40|86 Mortgage, $2,500 of the escrowed proceeds was released to Griffin when the tenant that was leasing approximately 88,000 square feet on a month-to-month basis in 754 Rainbow Road extended into a long-term lease for that space and $25 of the escrowed proceeds was also released to Griffin upon renewal of insurance coverage on the mortgaged properties. The remaining $600 of mortgage proceeds deposited into escrow at closing was released to Griffin subsequent to the end of the 2016 first quarter when tenant improvement work for the full building tenant in 758 Rainbow Road was completed. The 40|86 Mortgage has a fifteen year term with monthly payments based on a thirty year amortization schedule. The interest rate for the 40|86 Mortgage is 4.33%.

As of February 29, 2016, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of February 29, 2016 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2016 and 2015 first quarters, Griffin recognized losses (included in other comprehensive loss) before taxes of $1,812 and $518, respectively, on its interest rate swap agreements. As of February 29, 2016, $1,231 was expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense. As of February 29, 2016, the net fair value of Griffin’s interest rate swap agreements was $4,240 and is included in other liabilities on Griffin’s consolidated balance sheet.

6.     Revolving Credit Agreement

Griffin has a $12,500 revolving credit line with Webster Bank (the “Webster Credit Line”) that expires May 1, 2016. Interest on borrowings under the Webster Credit Line is at the one month LIBOR rate plus 2.75%. The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. There have been no borrowings under the Webster Credit Line since its inception. Griffin expects to seek renewal of the Webster Credit Line when it expires.

The Webster Credit Line secures certain unused standby letters of credit aggregating $4,117 that are related to Griffin's development activities.

7.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended
	Feb. 29, 2016	Feb. 28, 2015

Net loss	$(335)	$(708)

Weighted average shares outstanding for computation of basic per share results	5,153,000	5,150,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	—
Adjusted weighted average shares for computation of diluted per share results	5,153,000	5,150,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the three month periods ended February 29, 2016 and February 28, 2015 would have been 1,000 and 18,000, respectively.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”). Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin's previously issued stock options is solely based upon service requirements and does not contain market or performance conditions. Stock options issued will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at February 29, 2016 may be exercised as stock appreciation rights.

Number of option holders at February 29, 2016	15

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended
	Feb. 29, 2016	Feb. 28, 2015

Net compensation expense	$71	$93

Net related tax benefit	$12	$18

As of February 29, 2016, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2016	$42
Fiscal 2017	$19

There were no options granted, exercised or forfeited in the 2016 and 2015 first quarters. As of February 29, 2016, there were 225,727 options outstanding with a weighted average exercise price of $30.47. As of February 28, 2015, there were 222,001 options outstanding with a weighted average exercise price of $30.35.

A summary of options under the 2009 Griffin Stock Option Plan is as follows:

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	February 29, 2016	Exercise Price	(in years)	Value

$23.00 - $28.00	14,934	$25.43	5.9	$—
$28.00 - $32.00	127,718	$29.07	5.2	—
$32.00 - $39.00	83,075	$33.52	2.6	—
	225,727	$30.47	4.3	$—

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	For the Three Months Ended Feb. 29, 2016
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total

Balance November 30, 2015	$(1,744)	$659	$(1,085)
Other comprehensive loss before reclassifications	(1,141)	(256)	(1,397)
Amounts reclassified	213	—	213
Net activity for other comprehensive loss	(928)	(256)	(1,184)
Balance February 29, 2016	$(2,672)	$403	$(2,269)

	For the Three Months Ended Feb. 28, 2015
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total

Balance November 30, 2014	$(1,464)	$629	$(835)
Other comprehensive (loss) income before reclassifications	(326)	15	(311)
Amounts reclassified	177	—	177
Net activity for other comprehensive loss	(149)	15	(134)
Balance February 28, 2015	$(1,613)	$644	$(969)

The components of other comprehensive loss are as follows:

	For the Three Months Ended
	February 29, 2016			February 28, 2015
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassifications included in net loss:

Loss on cash flow hedges (interest expense)	$338	$(125)	$213	$281	$(104)	$177
Total reclassifications included in net loss	338	(125)	213	281	(104)	177

Mark to market adjustment on Centaur Media for a decrease in the foreign currency exchange rate	(128)	45	(83)	(26)	9	(17)
Mark to market adjustment on Centaur Media for a (decrease) increase in fair value	(265)	92	(173)	50	(18)	32
Decrease in fair value adjustments on Griffin’s cash flow hedges	(1,812)	671	(1,141)	(518)	192	(326)

Total other changes in other comprehensive loss	(2,205)	808	(1,397)	(494)	183	(311)

Other comprehensive loss	$(1,867)	$683	$(1,184)	$(213)	$79	$(134)

Cash Dividend

Griffin did not declare a cash dividend in the 2016 or 2015 first quarters. During the 2016 first quarter, Griffin paid $1,546 for the cash dividend declared in the 2015 fourth quarter. During the 2015 first quarter, Griffin paid $1,030 for the cash dividend declared in the 2014 fourth quarter.

8.    Supplemental Financial Statement Information

Other Assets

Griffin's other assets are comprised of the following:

	Feb. 29, 2016	Nov. 30, 2015

Deferred leasing costs	$4,486	$4,376
Deferred rent receivable	4,230	4,087
Prepaid expenses	1,681	2,157
Deferred financing costs	1,308	1,264
Mortgage escrows	648	629
Lease receivables	512	401
Property and equipment, net	289	221
Intangible assets, net	275	305
Other	222	309
Total other assets	$13,651	$13,749

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	Feb. 29, 2016	Nov. 30, 2015

Accrued construction costs and retainage	$1,866	$1,278
Trade payables	955	422
Accrued interest payable	372	355
Accrued salaries, wages and other compensation	237	615
Other	592	678
	$4,022	$3,348

Other Liabilities

Griffin's other liabilities are comprised of the following:

	Feb. 29, 2016	Nov. 30, 2015

Interest rate swap agreements	$4,240	$2,766
Deferred compensation plan	3,697	3,981
Prepaid rent from tenants	891	944
Security deposits	408	286
Conditional asset retirement obligations	288	288
Other	100	107
	$9,624	$8,372

Supplemental Cash Flow Information

A decrease of $393 in the 2016 first quarter and an increase of $24 in the 2015 first quarter in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Accounts payable and accrued liabilities related to additions to real estate assets increased by $588 and $118 in the 2016 first quarter and 2015 first quarter, respectively.

Interest payments were as follows:

For the Three Months Ended
Feb. 29, 2016	Feb. 28, 2015

$1,111	$996

Income Taxes

Griffin’s effective income tax provision rate was 19.6% for the 2016 first quarter as compared to an income tax benefit rate of 36.0% for the 2015 first quarter. The effective income tax provision in the 2016 first quarter reflects the effect of a change in Connecticut tax law that affects Griffin for fiscal 2016, pursuant to which, prospectively, the usage of state net operating loss carryforwards will be limited to 50% of taxable income. Therefore, in the 2016 first quarter, Griffin decreased its expected realization of the tax benefit related to its Connecticut state net operating loss carryforwards. The decrease is based on management's current projections of taxable income in the state of Connecticut in future years that would generate income taxes in excess of capital based taxes. The effective tax rate in the 2016 first quarter is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

As of February 29, 2016, Griffin’s consolidated balance sheet includes a net deferred tax asset of $6,466. Although Griffin has incurred a cumulative pretax loss (excluding nonrecurring items) for the three fiscal years ended November 30, 2015, management has concluded that a valuation allowance against its net deferred tax assets is not required.

9.    Commitments and Contingencies

As of February 29, 2016, Griffin had committed purchase obligations of approximately $6,794, principally for the construction of 5210 Jaindl Boulevard and the development of other Griffin properties.

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

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 280 acres of land for approximately $7,700. The buyer may extend the option period for up to three years upon payment of additional option fees. The land subject to the Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require the use of the land and obtaining local and state approvals for that planned use. There is no guarantee that the sale of land as contemplated under the Option Agreement will be completed under its current terms, or at all.

On March 23, 2016, Griffin entered into an Agreement of Sale and Purchase (the “Purchase Agreement”) to acquire, for a purchase price of $6,200, an approximately 31 acre site in Bath, Pennsylvania for development of an industrial/warehouse building. A closing on the land acquisition contemplated by the Purchase Agreement is subject to several significant contingencies, including satisfactory completion of due diligence on the land that would be acquired. There is no guarantee that the land acquisition as contemplated under the Purchase Agreement will be completed under its current terms, or at all.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to Griffin's consolidated financial position, results of operations or cash flows.

10.    Subsequent Events

In accordance with FASB ASC 855, "Subsequent Events," Griffin has evaluated all events or transactions occurring after February 29, 2016, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended February 29, 2016, other than the disclosure herein.

On March 31, 2016, Griffin’s Board of Directors authorized a program under which Griffin may repurchase up to $5,000 in outstanding shares of its common stock over a twelve month period in privately negotiated transactions. The repurchases are expected to commence after Griffin’s annual meeting of stockholders, which is scheduled to be held on May 10, 2016. The repurchase program does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Griffin Industrial Realty, Inc. (“Griffin”) is principally engaged in developing, managing and leasing industrial and, to a lesser extent, commercial properties. Periodically, Griffin may also sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin’s core development and leasing strategy. The significant accounting policies and methods used in the preparation of Griffin’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of Griffin’s audited consolidated financial statements for its fiscal year ended November 30, 2015 (“fiscal 2015”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 12, 2016.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and the estimated costs to complete required offsite improvements. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months ended February 29, 2016 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2015.

Prior to May 13, 2015, Griffin was known as Griffin Land & Nurseries, Inc. On May 13, 2015, Griffin changed its name to better reflect its ongoing real estate business after Griffin sold the growing operations of its wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. in the fiscal 2014 first quarter.

Summary

For the three months ended February 29, 2016 (the “2016 first quarter”), Griffin incurred a net loss of approximately $0.3 million as compared to a net loss for the three months ended February 28, 2015 (the “2015 first quarter”) of approximately $0.7 million. Griffin’s lower net loss in the 2016 first quarter as compared to the 2015 first quarter reflects operating income in the 2016 first quarter as compared to an operating loss in the fiscal 2015 first quarter, partially offset by higher interest expense and an income tax provision in the 2016 first quarter as compared to an income tax benefit in the 2015 first quarter. The 2016 first quarter operating income as compared to the 2015 first quarter operating loss reflects an increase in profit from leasing activities (rental revenue less operating expenses of rental properties)1 and lower general and administrative expenses, partially offset by higher depreciation and amortization expense in the 2016 first quarter as compared to the 2015 first quarter and the lack of any gain from property sales in the 2016 first quarter. Profit from leasing activities increased from approximately $3.0 million in the 2015 first quarter to approximately $4.5 million in the 2016 first quarter due to more space being leased in the 2016 first quarter than the 2015 first quarter and lower operating expenses of rental properties in the 2016 first quarter as compared to the 2015 first quarter, due principally to lower snow removal expenses. The lower general and administrative expenses in the 2016 first quarter as compared to the 2015 first quarter principally reflects lower expenses related to Griffin’s nonqualified deferred compensation plan. The higher depreciation and amortization expense in the 2016 first quarter as compared to the 2015 first quarter principally reflects depreciation expense related to a new building placed in service at the end of the fiscal 2015 third quarter and depreciation on tenant improvements related to new leases.

1 Profit from leasing activities is not a financial measure in conformity with U.S. GAAP.  It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities.  However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

Results of Operations

2016 First Quarter Compared to 2015 First Quarter

Total revenue increased from approximately $6.2 million in the 2015 first quarter to approximately $6.7 million in the 2016 first quarter, reflecting an increase of approximately $1.3 million in rental revenue, partially offset by the lack of revenue from property sales in the 2016 first quarter as compared to approximately $0.8 million of revenue from property sales in the 2015 first quarter. Rental revenue increased from approximately $5.4 million in the 2015 first quarter to approximately $6.7 million in the 2016 first quarter principally due to an increase in spaced leased in Griffin’s buildings. The increase in rental revenue principally reflects: (a) an increase of approximately $0.7 million from leasing previously vacant space; (b) an increase of approximately $0.5 million from leasing space in 5220 Jaindl Boulevard (“5220 Jaindl Boulevard”), the approximately 280,000 square foot industrial/warehouse building that was completed and placed in service at the end of the fiscal 2015 third quarter; (c) an increase of approximately $0.3 million from recognition of previously deferred rental revenue, revenue from early lease terminations, rental revenue increases from operating expense reimbursements from tenants and other rental revenue; partially offset by (d) a decrease of approximately $0.2 million from leases that expired and were not renewed.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Leased	Percentage
	Square Footage	Square Footage	Leased
As of February 28, 2015	2,765,000	2,376,000	86%
As of November 30, 2015	3,044,000	2,706,000	89%
As of February 29, 2016	3,044,000	2,807,000	92%

The increase in total square footage as of February 29, 2016 as compared to February 28, 2015 reflects the addition of 5220 Jaindl Boulevard to Griffin’s portfolio of buildings. 5220 Jaindl Boulevard, located in the Lehigh Valley of Pennsylvania, is the first of two industrial/warehouse buildings to be built on an approximately 50 acre parcel of land known as Lehigh Valley Tradeport II. A five year lease for approximately 196,000 square feet in 5220 Jaindl Boulevard became effective at the start of the fiscal 2015 fourth quarter, and just prior to the end of fiscal 2015, the tenant in that building exercised its option to lease the remaining approximately 84,000 square feet.

The net increase of approximately 431,000 square feet in space leased as of February 29, 2016 as compared to February 28, 2015 reflects approximately 280,000 square feet leased at 5220 Jaindl Boulevard and several new leases aggregating approximately 265,000 square feet in other buildings, partially offset by several leases aggregating approximately 114,000 square feet that expired and were not renewed. Most of this leasing activity occurred in the last three fiscal quarters of fiscal 2015.

In the 2016 first quarter, Griffin leased approximately 102,000 square feet in 4270 Fritch Drive (“4270 Fritch Drive”), one of Griffin’s other industrial/warehouse buildings in the Lehigh Valley and also completed a full building lease of an approximately 31,000 square foot industrial/warehouse building in Bloomfield, Connecticut. The new lease at 4270 Fritch Drive became effective in the early part of the fiscal 2016 second quarter, and the new lease in the Bloomfield industrial/warehouse building is expected to become effective in the fiscal 2016 third quarter. As a result of the new lease at 4270 Fritch Drive, Griffin’s four Lehigh Valley industrial/warehouse buildings (aggregating approximately 931,000 square feet) became fully leased. Griffin’s leasing activity in the 2016 first quarter also included a reduction of approximately 31,000 square feet of office/flex space under lease, as the tenant that leased the approximately 31,000 square foot industrial/warehouse building in Bloomfield, Connecticut relocated from approximately 21,000 square feet in one of Griffin’s office buildings and another of Griffin’s tenants reduced its office space under lease by approximately 10,000 square feet in connection with a lease extension.

Activity by prospective tenants for industrial/warehouse space where Griffin’s Connecticut properties are located (the north submarket of Hartford) increased in fiscal 2015 over the prior year, and remained steady through the 2016 first quarter. The demand for office space where Griffin’s Connecticut properties are located remained soft in the 2016 first quarter. Leasing activity in the Lehigh Valley in the latter part of fiscal 2015 into the 2016 first quarter remained fairly strong, as the reported overall vacancy rate in that market continued to remain low. There is no guarantee that an increase in inquiries from prospective tenants or an active real estate market will result in leasing space that was vacant as of February 29, 2016.

The approximately $0.8 million of revenue from property sales in the 2015 first quarter solely reflected recognition of revenue related to the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the “Windsor Land Sale”) that closed in the fiscal year ended November 30, 2013 (“fiscal 2013”). Under the terms of the Windsor Land Sale, Griffin is required to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin’s continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Through February 29, 2016, Griffin has recognized approximately $8.3 million of revenue from the Windsor Land Sale. The balance of the revenue from the Windsor Land Sale, approximately $0.7 million, will be recognized as the remaining costs of the required roadway construction are incurred, which is expected to be in fiscal 2016. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business. Griffin did not complete any property sales in the fiscal 2016 first quarter and there were no costs incurred related to the Windsor Land Sale. Therefore, no property sale revenue was reflected in Griffin’s 2016 first quarter statement of operations.

Operating expenses of rental properties decreased from approximately $2.4 million in the 2015 first quarter to approximately $2.2 million in the 2016 first quarter. The decrease of approximately $0.2 million in operating expenses of rental properties in the 2016 first quarter, as compared to the 2015 first quarter, reflects a decrease of approximately $0.3 million in snow removal expenses, due to less severe winter weather in the 2016 first quarter than the 2015 first quarter, partially offset by operating expenses of approximately $0.1 million at 5220 Jaindl Boulevard, which was placed in service at the end of the fiscal 2015 third quarter.

Depreciation and amortization expense increased from approximately $1.8 million in the 2015 first quarter to approximately $2.1 million in the 2016 first quarter. The increase of approximately $0.3 million in depreciation and amortization expense in the 2016 first quarter, as compared to the 2015 first quarter, reflects depreciation expense of approximately $0.2 million related to 5220 Jaindl Boulevard and an increase of approximately $0.1 million in depreciation expense on tenant improvements related to new leases.

Griffin’s general and administrative expenses decreased from approximately $2.0 million in the 2015 first quarter to approximately $1.6 million in the 2016 first quarter. The decrease of approximately $0.4 million in general and administrative expenses in the 2016 first quarter, as compared to the 2015 first quarter, principally reflects approximately $0.4 million in lower expenses related to Griffin’s deferred compensation plan. The lower expenses related to Griffin’s deferred compensation plan reflect the effect on participant balances of the lower stock market performance in the 2016 first quarter as compared to the 2015 first quarter.

Griffin’s interest expense increased from approximately $0.9 million in the 2015 first quarter to approximately $1.1 million in the 2016 first quarter. The increase of approximately $0.2 million in interest expense in the 2016 first quarter, as compared to the 2015 first quarter, principally reflects interest expense of approximately $0.1 million on the nonrecourse mortgage loan on 5220 Jaindl Boulevard that closed in the fiscal 2015 fourth quarter and a decrease of approximately $0.1 million of interest capitalized in the 2016 first quarter as compared to the 2015 first quarter.

Griffin had an income tax provision in the 2016 first quarter of approximately $0.1 million and a pretax loss of approximately $0.3 million. The income tax provision in the 2016 first quarter includes a charge of approximately $0.2 million from the reduction of the expected realization rate of tax benefits from Connecticut state net operating loss carryforwards as a result of a change in Connecticut tax law that limits future usage of loss carryforwards to 50% of taxable income, effective for Griffin beginning in fiscal 2016. The charge for the reduction of the expected realization rate of tax benefits from Connecticut state net operating loss carryforwards was partially offset by the estimated tax benefit on the pretax loss incurred in the 2016 first quarter. The estimated tax benefit on the 2016 first quarter pretax loss is based on management’s projection of operating results for the fiscal 2016 full year. To the extent that actual results differ from current projections, the estimated tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $1.7 million in the 2016 first quarter as compared to approximately $2.3 million in the 2015 first quarter. The approximately $0.6 million decrease in net cash provided by operating activities in the 2016 first quarter as compared to the 2015 first quarter principally reflects a decrease of approximately $2.3 million of cash from changes in assets and liabilities in the 2016 first quarter as compared to the 2015 first quarter, partially offset by an increase of approximately $1.7 million in cash generated from improved results of operations as adjusted for noncash expenses and credits, in the 2016 first quarter as compared to the 2015 first quarter.

Net cash used in investing activities was approximately $2.4 million in the 2016 first quarter as compared to approximately $5.0 million in the 2015 first quarter. The net cash used in investing activities in the 2016 first quarter reflects cash payments of approximately $1.9 million for additions to real estate assets and approximately $0.4 million for deferred leasing costs and other uses.

Cash payments for additions to real estate assets in the 2016 first quarter reflect the following:

Tenant and building improvements related to leasing	$1.1 million
New building construction (including site work)	$0.7 million
Other	$0.1 million

2016 first quarter payments for tenant and building improvements principally reflect tenant improvement work related to leases signed in the latter part of fiscal 2015. The 2016 first quarter payments for new building construction, including site work, reflect the construction, on speculation, of 5210 Jaindl Boulevard ("5210 Jaindl Boulevard"), an approximately 252,000 square foot industrial/warehouse building that will be the second of two buildings that comprise Lehigh Valley Tradeport II. Construction on 5210 Jaindl Boulevard started in the fiscal 2015 fourth quarter and Griffin expects to complete the building shell in the fiscal 2016 second quarter. Griffin expects to make cash payments of approximately $8.4 million for the site work and building shell for 5210 Jaindl Boulevard.

The net cash used in investing activities in the 2015 first quarter reflects cash payments of approximately $4.5 million for additions to real estate assets and approximately $0.5 million for deferred leasing costs and other uses.

Cash payments for additions to real estate assets in the 2015 first quarter reflect the following:

Tenant and building improvements related to leasing	$2.8 million
New building construction (including site work)	$0.9 million
Development costs and infrastructure improvements	$0.8 million

2015 first quarter payments for tenant and building improvements principally reflect tenant improvements related to leases completed in the latter part of fiscal 2014 and the 2015 first quarter, including payments of approximately $1.5 million for improvements related to the ten year full building lease of 758 Rainbow Road. The tenant in that building paid Griffin for the cost of most of the improvements, and Griffin is recognizing the amounts received from the tenant as additional rental revenue over the lease term. 2015 first quarter payments for new building construction, including site work, reflect the construction, on speculation, of 5220 Jaindl Boulevard, an approximately 280,000 square foot industrial/warehouse building that was completed at the end of the fiscal 2015 third quarter and was fully leased as of February 29, 2016.

Net cash provided by financing activities was approximately $2.2 million in the 2016 first quarter as compared to approximately $9.2 million in the 2015 first quarter. The net cash provided by financing activities in the 2016 first quarter reflects approximately $4.5 million of additional proceeds from two nonrecourse mortgage loans that closed in fiscal 2015 (see below), partially offset by: (a) a payment of approximately $1.5 million for a dividend on Griffin’s common stock that was declared in the fiscal 2015 fourth quarter and paid in the 2016 first quarter; (b) approximately $0.6 million of principal payments on mortgage loans; and (c) approximately $0.1 million of payments for debt issuance costs. The net cash provided by financing activities in the 2015 first quarter reflected proceeds of approximately $10.9 million from the mortgage loan on 4270 and 4275 Fritch Drive (see below), partially offset by: (a) a payment of approximately $1.0 million for a dividend on Griffin’s common stock that was declared in the fiscal 2014 fourth quarter and paid in the 2015 first quarter; (b) approximately $0.5 million of principal payments on mortgage loans; and (c) approximately $0.1 million of payments for debt issuance costs.

On December 10, 2015, Griffin received additional mortgage proceeds of $2.6 million under the $14.1 million nonrecourse mortgage loan with Webster Bank (the “Webster Mortgage Loan”) on 5220 Jaindl Boulevard that closed on September 1, 2015. Mortgage proceeds of $11.5 million (before transaction costs) from the Webster Mortgage Loan were received at closing, with the balance of the mortgage proceeds to be advanced when the tenant that was leasing approximately 196,000 square feet in 5220 Jaindl Boulevard exercised its option to lease the balance of the building, or the unleased space in the building at the time the Webster Mortgage Loan closed was leased to another tenant. On November 24, 2015, the tenant in 5220 Jaindl Boulevard exercised its option to lease the balance of the building. Accordingly, Webster Bank advanced the remaining $2.6 million of mortgage proceeds under the Webster Mortgage Loan that had been withheld at closing. At the time Griffin received the additional mortgage proceeds from Webster Bank, Griffin entered into an interest rate swap agreement with Webster Bank that, combined with the interest rate swap agreement with Webster Bank entered into on September 1, 2015, effectively fixes the interest rate on the Webster Mortgage Loan at 3.75% for the remainder of the mortgage loan’s ten year term.

On December 11, 2015, Griffin received additional mortgage proceeds of $1.85 million under the $21.6 million nonrecourse mortgage loan with First Niagara Bank (the “2025 First Niagara Mortgage”) that closed on December 31, 2014. At the closing of the 2025 First Niagara Mortgage in the 2015 first quarter, Griffin received cash proceeds of approximately $10.9 million (before transaction costs), in addition to approximately $8.9 million used to refinance an existing mortgage loan with First Niagara, with the balance of $1.85 million to be advanced when a portion of the space in 4270 Fritch Drive that was vacant at the time of the closing was leased. In the 2016 first quarter, Griffin leased all of the remaining vacant space in 4270 Fritch Drive. Accordingly, First Niagara Bank advanced the remaining $1.85 million of mortgage proceeds under the 2025 First Niagara Mortgage that had been withheld at closing. At the time Griffin received the additional mortgage proceeds from First Niagara Bank, Griffin entered into an interest rate swap agreement with First Niagara Bank that, combined two existing interest rate swap agreements with First Niagara Bank, effectively fixes the interest rate on the 2025 First Niagara Loan at 4.39% over the remainder of the mortgage loan’s ten year term.

Griffin’s payments (including principal and interest) under contractual obligations as of February 29, 2016 are as follows:

		Due Within	Due From	Due From	Due in More
	Total	One Year	1 - 3 Years	3 - 5 Years	Than 5 Years
	(in millions)
Mortgage Loans	$125.2	$7.1	$29.1	$19.9	$69.1
Revolving Line of Credit	—	—	—	—	—
Operating Lease Obligations	0.1	0.1	—	—	—
Purchase Obligations (1)	6.8	6.8	—	—	—
Other (2)	3.7	—	—	—	3.7
	$135.8	$14.0	$29.1	$19.9	$72.8

(1)	Includes obligations for the development of Griffin’s properties, principally for construction of the new industrial/warehouse building in the Lehigh Valley.

(2)	Reflects the liability for Griffin’s non-qualified deferred compensation plan. The timing on the payment of participant balances in the non-qualified deferred compensation plan is not determinable.

On June 27, 2014, Griffin entered into an agreement to sell approximately 30 acres of an approximately 45 acre land parcel in Griffin Center in Bloomfield, Connecticut for a minimum purchase price of $3.25 million, subject to adjustment based on the actual number of acres conveyed. Completion of this transaction is subject to significant contingencies, including the satisfactory completion of due diligence by the purchaser (a public educational authority in the state of Connecticut) and the purchaser obtaining a commitment from the State of Connecticut to fund the land acquisition and develop the property as planned by the purchaser. If this sale were to be completed, the development potential of the land parcel’s remaining 15 acres, much of which is wetlands, will be severely limited. A closing on this transaction is not expected until the latter part of fiscal 2016. The purchaser’s due diligence period runs through September 15, 2016. There is no guarantee that this transaction will be completed under its current terms, or at all.

On February 25, 2016, Griffin agreed to terms with People’s United Bank (“People’s United”) on a nonrecourse mortgage loan of approximately $14.3 million. A portion of the proceeds of the proposed mortgage loan would be used to refinance the existing mortgage loan with People’s Bank that had a balance of approximately $7.5 million at February

29, 2016, and is scheduled to mature on August 1, 2019. The existing mortgage loan is collateralized by four of Griffin’s industrial/warehouse buildings aggregating approximately 240,000 square feet in New England Tradeport (“NE Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut. The proposed mortgage loan would add an approximately 98,000 square foot industrial/warehouse building in NE Tradeport that is currently un-mortgaged to the collateral. The interest on the existing loan with People’s United is a floating rate of the one-month LIBOR rate plus 3.08%, however, an interest rate swap agreement with People’s United that was entered into when the existing mortgage loan closed effectively fixed the interest rate at 6.58% for the term of the loan. The interest rate on the proposed mortgage loan would be a floating rate of one-month LIBOR plus 2%, however, Griffin expects to enter into an interest rate swap agreement with People’s United at closing that, combined with the existing interest rate swap agreement with People’s United, would fix the interest rate of the proposed mortgage loan over the entire term at a rate lower than the effective rate under the existing mortgage loan. The proposed mortgage loan would have a ten year term with principal payments based on a twenty-five year amortization schedule. Completion of the proposed mortgage loan with People’s United is subject to the entry into a definitive loan agreement. There is no guarantee that the proposed mortgage loan with People’s United will be completed under its current terms, or at all.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 280 acres of land for approximately $7.7 million. The buyer may extend the option period for up to three years upon payment of additional option fees. The land subject to the Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land.  A closing on the land sale contemplated by the Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require the use of the land and obtaining local and state approvals for that planned use. There is no guarantee that the sale of land as contemplated under the Option Agreement will be completed under its current terms, or at all.

On March 23, 2016, Griffin entered into an Agreement of Sale and Purchase (the “Purchase Agreement”) to acquire, for a purchase price of $6.2 million, an approximately 31 acre site in Bath, Pennsylvania for development of an industrial/warehouse building.  A closing on the land acquisition contemplated by the Purchase Agreement is subject to several significant contingencies, including satisfactory completion of due diligence on the land that would be acquired. There is no guarantee that the land acquisition as contemplated under the Purchase Agreement will be completed under its current terms, or at all.

On March 31, 2016, Griffin’s Board of Directors authorized a program under which Griffin may repurchase up to $5.0 million in outstanding shares of its common stock over a twelve month period in privately negotiated transactions. The repurchases are expected to commence after Griffin’s annual meeting of stockholders, which is scheduled to be held on May 10, 2016. The repurchase program does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion.

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

As of February 29, 2016, Griffin had cash and cash equivalents of approximately $19.8 million. Management believes that its cash and cash equivalents as of February 29, 2016, cash generated from operations, collection of proceeds from mortgage loans held in escrow as of February 29, 2016 and borrowing capacity under its $12.5 million revolving credit agreement with Webster Bank will be sufficient to meet its working capital requirements, the continued investment in real estate assets, repurchases of its common stock, and the payment of dividends on its common stock, when and if declared by the Board of Directors, for at least the next twelve months. Griffin may also continue to seek additional financing secured by nonrecourse mortgage loans on its properties. Griffin’s real estate portfolio currently includes four buildings (excluding the currently un-mortgaged NE Tradeport building that would be included as collateral under the proposed mortgage loan with People’s United) located in Connecticut aggregating approximately 313,000 square feet that are not mortgaged.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, Griffin’s expectations regarding the leasing of currently vacant space, receiving mortgage proceeds currently held in escrow, the timing of completion and the cost of construction of 5210 Jaindl Boulevard, the acquisition of additional properties and/or undeveloped land parcels, construction of additional facilities, the ability to obtain mortgage financing on Griffin’s unleveraged properties, the completion of  a proposed mortgage with People’s United, including an interest rate swap agreement, the completion of the sale of approximately 30 acres of an approximately 45 acre land parcel in Griffin Center that is under contract as of February 29, 2016, completion of the sale of approximately 280 acres of land, completion of an acquisition of approximately 31 acres of land in Pennsylvania, Griffin’s anticipated future liquidity, the timing of repurchases under Griffin’s stock repurchase program and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015 filed with the Securities and Exchange Commission on February 12, 2016.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of February 29, 2016, Griffin had several nonrecourse mortgage loans aggregating approximately $63.0 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements that effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of February 29, 2016.

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

PART II    OTHER INFORMATION

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.2	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.3	5/13/15
10.1†	Form of 401(k) Plan of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10	001-12879	10.7	4/8/97
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/02
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank dated April 1, 2013	10-Q	001-12879	10.49	6/1/13

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13
10.27	Revolving Line of Credit Note dated April 24, 2013	10-Q	001-12879	10.52	6/1/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.37	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.38	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.39	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.40	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.41†	Letter Agreement by and between Griffin and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.42†	Letter Agreement by and between Griffin and David M. Danziger dated March 8, 2016					*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: April 8, 2016	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J.GALICI
DATE: April 8, 2016	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer