Form 10-Q
period 2016-05-31
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2016-07-08
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2016

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

Number of shares of Common Stock outstanding at July 1, 2016: 5,092,708

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	May 31, 2016	Nov. 30, 2015
ASSETS
Real estate assets at cost, net	$173,473	$166,455
Real estate held for sale	1,587	1,418
Cash and cash equivalents	21,121	18,271
Deferred income taxes	6,605	5,838
Available for sale securities - Investment in Centaur Media plc	1,449	1,970
Other assets	14,664	15,349
Total assets	$218,899	$209,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans	$100,537	$90,436
Deferred revenue	9,835	10,790
Accounts payable and accrued liabilities	7,759	3,348
Dividend payable	—	1,546
Other liabilities	9,537	8,372
Total liabilities	127,668	114,492
Commitments and Contingencies (Note 9)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,541,029 shares issued and 5,092,708 and 5,152,708 shares outstanding, respectively	55	55
Additional paid-in capital	108,302	108,188
Retained earnings	403	1,117
Accumulated other comprehensive loss, net of tax	(2,112)	(1,085)
Treasury stock, at cost, 448,321 and 388,321 shares, respectively	(15,417)	(13,466)
Total stockholders' equity	91,231	94,809
Total liabilities and stockholders' equity	$218,899	$209,301

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

Rental revenue	$6,802	$5,951	$13,484	$11,358
Revenue from property sales	(278)	245	(278)	1,071
Total revenue	6,524	6,196	13,206	12,429

Operating expenses of rental properties	1,992	1,872	4,158	4,285
Depreciation and amortization expense	2,169	1,886	4,314	3,704
Costs related to property sales	—	118	—	322
General and administrative expenses	2,093	1,847	3,660	3,858
Total expenses	6,254	5,723	12,132	12,169

Operating income	270	473	1,074	260

Interest expense	(1,062)	(917)	(2,153)	(1,844)
Gain on sale of assets	122	—	122	—
Investment income	55	71	62	105
Loss before income tax benefit	(615)	(373)	(895)	(1,479)
Income tax benefit	236	139	181	537
Net loss	$(379)	$(234)	$(714)	$(942)

Basic net loss per common share	$(0.07)	$(0.05)	$(0.14)	$(0.18)

Diluted net loss per common share	$(0.07)	$(0.05)	$(0.14)	$(0.18)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

Net loss	$(379)	$(234)	$(714)	$(942)

Other comprehensive income (loss), net of tax:
Reclassifications included in net loss	214	191	427	368
(Decrease) increase in fair value of Centaur Media plc	(83)	276	(339)	291
Unrealized gain (loss) on cash flow hedges	26	(132)	(1,115)	(458)
Total other comprehensive income (loss), net of tax	157	335	(1,027)	201
Total comprehensive (loss) income	$(222)	$101	$(1,741)	$(741)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended May 31, 2016 and May 31, 2015

(dollars in thousands)

(unaudited)

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Loss	Stock	Total

Balance at November 30, 2014	5,537,895	$55	$107,887	$2,238	$(835)	$(13,466)	$95,879
Stock-based compensation	—	—	162	—	—	—	162
Exercise of stock options	3,134	—	80	—	—	—	80
Net loss	—	—	—	(942)	—	—	(942)
Total other comprehensive income, net of tax	—	—	—	—	201	—	201
Balance at May 31, 2015	5,541,029	$55	$108,129	$1,296	$(634)	$(13,466)	$95,380

Balance at November 30, 2015	5,541,029	$55	$108,188	$1,117	$(1,085)	$(13,466)	$94,809
Stock-based compensation	—	—	114	—	—	—	114
Repurchase of common stock	—	—	—	—	—	(1,951)	(1,951)
Net loss	—	—	—	(714)	—	—	(714)
Total other comprehensive loss, net of tax	—	—	—	—	(1,027)	—	(1,027)
Balance at May 31, 2016	5,541,029	$55	$108,302	$403	$(2,112)	$(15,417)	$91,231

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended
	May 31, 2016	May 31, 2015
Operating activities:
Net loss	$(714)	$(942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,314	3,704
Loss (gain) on sales of properties	278	(749)
Deferred income taxes	(181)	(537)
Gain on sale of assets	(122)	—
Stock-based compensation expense	114	162
Amortization of debt issuance costs	102	126
Accretion of discount on note receivable	—	(49)
Changes in assets and liabilities:
Other assets	348	1,172
Accounts payable and accrued liabilities	(116)	43
Deferred revenue	(1,233)	4,485
Other liabilities	73	379
Net cash provided by operating activities	2,863	7,794

Investing activities:
Additions to real estate assets	(8,393)	(14,080)
Deferred leasing costs and other	(550)	(669)
Net cash used in investing activities	(8,943)	(14,749)

Financing activities:
Proceeds from debt	18,800	10,891
Payments of debt	(8,699)	(1,094)
Dividends paid to stockholders	(1,546)	(1,030)
Mortgage proceeds held in escrow	600	—
Debt issuance costs	(225)	(174)
Exercise of stock options	—	80
Net cash provided by financing activities	8,930	8,673
Net increase in cash and cash equivalents	2,850	1,718
Cash and cash equivalents at beginning of period	18,271	17,059
Cash and cash equivalents at end of period	$21,121	$18,777

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

Griffin Industrial Realty, Inc. ("Griffin") is a real estate business principally engaged in developing, managing and leasing industrial and, to a lesser extent, commercial properties. Periodically, Griffin may also sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin's core development and leasing strategy. These financial statements have been prepared in conformity with the standards of accounting measurement set forth by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and in accordance with the accounting policies stated in Griffin’s audited consolidated financial statements for the fiscal year ended November 30, 2015 (“fiscal 2015”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on February 12, 2016. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of November 30, 2015 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As of May 31, 2016, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposure. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815, “Derivatives and Hedging,” (“ASC 815”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the three months ended May 31, 2016 (the “2016 second quarter”) and the six months ended May 31, 2016 (the “2016 six month period”) are not necessarily indicative of the results to be expected for the full year. The three and six months ended May 31, 2015 are referred to herein as the “2015 second quarter” and “2015 six month period,” respectively.

Prior to May 13, 2015, Griffin was known as Griffin Land & Nurseries, Inc. On May 13, 2015, Griffin changed its name to better reflect its ongoing real estate business after Griffin sold the growing operations of its wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc., to Monrovia Connecticut LLC (“Monrovia”) in the fiscal 2014 first quarter and entered into a lease of Imperial’s Connecticut farm to Monrovia.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments - Overall," which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This Update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This Update eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. In addition, entities must assess the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This Update will be effective for Griffin in fiscal 2019. Early adoption is permitted for certain provisions. Upon adoption, changes in the fair value of Griffin's available-for-sale securities will be recognized through net income.

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

During the 2016 six month period, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	May 31, 2016
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$1,449	$—	$—
Interest rate swap liabilities	$—	$3,858	$—

	November 30, 2015
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable equity securities	$1,970	$—	$—
Interest rate swap liabilities	$—	$2,766	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	May 31, 2016		November 30, 2015
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$21,121	$21,121	$18,271	$18,271
Marketable equity securities	1	1,449	1,449	1,970	1,970
Financial liabilities:
Mortgage loans	2	$100,537	$102,085	$90,436	$91,406
Interest rate swap liabilities	2	3,858	3,858	2,766	2,766

The amounts included in the financial statements for cash and cash equivalents, leasing receivables and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The fair value of the available-for-sale securities is based on quoted market prices. The fair values of the mortgage loans are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current OIS rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

3.    Real Estate Assets

Real estate assets, net consist of:

	Estimated
	Useful Lives	May 31, 2016	Nov. 30, 2015

Land		$17,989	$18,157
Land improvements	10 to 30 years	22,605	22,440
Buildings and improvements	10 to 40 years	154,760	149,111
Tenant improvements	Shorter of useful life or terms of related lease	21,428	19,611
Machinery and equipment	3 to 20 years	11,022	11,810
Construction in progress		13,498	10,240
Development costs		15,870	15,870
		257,172	247,239
Accumulated depreciation		(83,699)	(80,784)
		$173,473	$166,455

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

Depreciation expense	$1,898	$1,596	$3,782	$3,146

Capitalized interest	$133	$204	$217	$367

In the fiscal 2013 fourth quarter, Griffin completed the sale of approximately 90 acres of undeveloped land for $8,968 in cash, before transaction costs (the “Windsor Land Sale”). The land sold is located in Windsor, Connecticut and is part of an approximately 253 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut. Under the terms of the Windsor Land Sale, Griffin and the buyer were each required to construct roadways connecting the land parcel sold with existing town roads. The roads constructed by the buyer and the road being constructed by Griffin will become new town roads, thereby providing public access to the remaining acreage in Griffin’s land parcel. As a result of Griffin's continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Accordingly, the revenue and pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including costs of the required roadwork. Costs included in determining the percentage of completion include the cost of the land sold, allocated master planning costs and the cost of road construction.

In the 2016 second quarter, Griffin increased its estimate of the total costs to complete the required road improvements attributed to the Windsor Land Sale by $79, based upon changes received from the state of Connecticut’s Department of Transportation in the 2016 second quarter that increased the scope of roadwork required to be completed by Griffin. Accordingly, the increase in total cost of the roadwork resulted in the estimated percentage of completion being lowered to approximately 89% as of May 31, 2016 from the estimate of approximately 92% as of November 30, 2015, resulting in the adjustment of $278 to reduce the cumulative amount of revenue from the Windsor Land Sale recorded through May 31, 2016. As no work on the Windsor Land Sale took place during the 2016 six month period and there were no other property sales, revenue from property sales in the 2016 second quarter and the 2016 six month period reflects solely the adjustment to reduce revenue from the Windsor Land Sale. The adjustment to revenue from property sales in the 2016 second quarter did not affect the total proceeds from the Windsor Land Sale, which were received in fiscal 2013. The effect of the estimated additional roadwork cost is expected to reduce the estimated total pretax gain on the Windsor Land Sale from approximately $6,765 to approximately $6,686 after all costs are incurred. From the time the Windsor Land Sale closed in fiscal 2013 through May 31, 2016, Griffin’s consolidated statements of operations reflected total revenue, including the adjustment to revenue discussed above, of $7,978 and a total pretax gain of $5,950 from the Windsor Land Sale. Griffin's consolidated statements of operations for the 2015 second quarter and 2015 six month period included revenue of $245 and $1,071, respectively, and a pretax gain of $127 and $749, respectively, from the Windsor Land Sale. The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to be in the second half of fiscal 2016. Deferred revenue on Griffin's consolidated balance sheet as of May 31, 2016 includes $990 related to the Windsor Land Sale that will be recognized as the remaining costs are incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways being constructed, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods.

Real estate assets held for sale consist of:

	May 31, 2016	Nov. 30, 2015

Land	$246	$78
Development costs	1,341	1,340
	$1,587	$1,418

4.    Investment in Centaur Media plc

As of May 31, 2016, Griffin held 1,952,462 shares of common stock in Centaur Media plc (“Centaur Media”). Griffin's investment in the common stock of Centaur Media is accounted for as an available-for-sale security under ASC 320, “Investments – Debt and Equity Securities.” Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive loss (see Note 7). Griffin did not sell any of its Centaur Media common stock in the 2016 six month period or in the 2015 six month period.

The fair value, cost and unrealized gain of Griffin’s investment in Centaur Media are as follows:

	May 31, 2016	Nov. 30, 2015

Fair value	$1,449	$1,970
Cost	1,014	1,014
Unrealized gain	$435	$956

5.    Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	May 31, 2016	Nov. 30, 2015

Variable rate, due October 2, 2017 *	$6,127	$6,217
Variable rate, due February 1, 2019 *	10,464	10,610
Variable rate, due August 1, 2019 *	—	7,501
Variable rate, due January 27, 2020 *	3,668	3,729
Variable rate, due January 2, 2025 *	20,994	19,385
Variable rate, due September 1, 2025 *	13,896	11,457
Variable rate, due May 1, 2026 *	14,350	—
5.09%, due July 1, 2029	7,195	7,385
5.09%, due July 1, 2029	6,066	6,226
4.33%, due August 1, 2030	17,777	17,926
Total nonrecourse mortgage loans	$100,537	$90,436

*Griffin entered into interest rate swap agreements effectively to fix the interest rates on these loans (see below).

On April 26, 2016, Griffin closed on a nonrecourse mortgage with People’s United Bank, N.A. ("the 2016 PUB Mortgage") for $14,350. The 2016 PUB Mortgage refinanced an existing mortgage (the “2009 PUB Mortgage”) with People’s United Bank, N.A. (“PUB”) that was due on August 1, 2019 and was collateralized by four industrial/warehouse buildings totaling approximately 240,000 square feet ("14, 15, 16 and 40 International Drive") in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. The 2009 PUB Mortgage had a balance of $7,418 at the time of the refinancing and a variable interest rate of the one month LIBOR rate plus 3.08%. At the time Griffin completed the 2009 PUB Mortgage, Griffin entered into an interest rate swap agreement with PUB to effectively fix the rate on the 2009 PUB Mortgage at 6.58% for the term of that loan. The 2016 PUB Mortgage is collateralized by the same four properties that collateralized the 2009 PUB Mortgage along with another approximately 98,000 square foot industrial/warehouse building (“35 International Drive”) in NE Tradeport. At the closing of the 2016 PUB Mortgage, Griffin received net mortgage proceeds of $6,932 (before transaction costs), which was net of the $7,418 used to repay the 2009 PUB Mortgage. The 2016 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2016 PUB Mortgage is a floating rate of the one month LIBOR rate plus 2.0%. At the time the 2016 PUB Mortgage closed, Griffin entered into another interest rate swap agreement with PUB that, combined with the existing interest rate swap agreement with PUB, effectively fixes the interest rate of the 2016 PUB Mortgage at 4.17% over the term of the loan. The terms of the 2016 PUB Mortgage require that if either the tenant that leases approximately 58,000 square feet in 40 International Drive or the tenant that leases approximately 40,000 square feet in 14 International Drive does not extend its respective lease when it expires in fiscal 2021, a subsidiary of Griffin will enter into a master lease of the vacated space. The master lease would be guaranteed by Griffin and be in effect until either the space is re-leased to a new tenant or the due date of the 2016 PUB Mortgage Loan, whichever occurs first.

On December 10, 2015, Griffin received proceeds (the "Webster Earn-Out") of $2,600 related to the mortgage (the "2015 Webster Mortgage") obtained by one of its subsidiaries with Webster Bank, N.A (“Webster Bank”) on its property at 5220 Jaindl Boulevard ("5220 Jaindl Boulevard"), an approximately 280,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania. The 2015 Webster Mortgage closed on September 1, 2015, at which time initial proceeds of $11,500 (before transaction costs) were received. At the time of the mortgage closing, Griffin had leased approximately 196,000 square feet of 5220 Jaindl Boulevard. The Webster Earn-Out was subsequently received by Griffin when the tenant that leased that space exercised its option to lease the balance of the building. Griffin agreed that it would enter into a master lease with its subsidiary that owns 5220 Jaindl Boulevard should the lease at 5220 Jaindl Boulevard expire and not be renewed. The master lease would be co-terminus with the 2015 Webster Mortgage. The 2015 Webster Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2015 Webster Mortgage is a floating rate of the one month LIBOR rate plus 1.65%. At the time the 2015 Webster Mortgage closed, Griffin also entered into an interest rate swap agreement with Webster Bank for a notional principal amount of $11,500 at inception to fix the interest rate at 3.77% on the initial funds advanced under the 2015 Webster Mortgage. At the time the Webster Earn-Out was received, Griffin entered into another interest rate swap agreement with Webster Bank for a notional principal amount of $2,600 to fix the interest rate on the Webster Earn-Out at 3.67%. The two interest rate swap agreements effectively fix the interest rate on the 2015 Webster Mortgage at 3.75% over the remainder of the mortgage loan’s ten year term.

On December 11, 2015, Griffin received proceeds (the "First Niagara Earn-Out") of $1,850 related to the mortgage obtained by two of its subsidiaries with First Niagara Bank ("the 2025 First Niagara Mortgage") on its properties at 4270 Fritch Drive ("4270 Fritch Drive") and 4275 Fritch Drive ("4275 Fritch Drive"). The 2025 First Niagara Mortgage closed on December 31, 2014, at which time proceeds of $10,891 (before transaction costs) were received, in addition to $8,859 used to refinance the existing mortgage on 4275 Fritch Drive with First Niagara Bank. The 2025 First Niagara Mortgage is collateralized by 4270 Fritch Drive, an approximately 303,000 square foot industrial/warehouse building, and 4275 Fritch Drive, an adjacent approximately 228,000 square foot industrial/warehouse building in Lower Nazareth, Pennsylvania. At the time of the mortgage closing, approximately 201,000 square feet of 4270 Fritch Drive was leased. The First Niagara Earn-Out was subsequently received by Griffin when the remaining vacant space of approximately 102,000 square feet was leased. Griffin agreed to enter into a master lease with its subsidiaries that own 4270 and 4275 Fritch Drive in order to maintain a minimum net rent equal to the debt service on the 2025 First Niagara Mortgage. The master lease would be co-terminus with the 2025 First Niagara Mortgage. The 2025 First Niagara Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2025 First Niagara Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 First Niagara Mortgage closed, Griffin entered into an interest rate swap agreement with First Niagara Bank that, combined with an existing interest rate swap agreement with First Niagara Bank, effectively fixed the rate of the 2025 First Niagara Mortgage at 4.43% over the mortgage loan’s ten year term. At the time the First Niagara Earn-Out was received, Griffin entered into another interest rate swap agreement with First Niagara Bank for a notional principal amount of $1,850 to fix the interest rate on the First Niagara Earn-Out at 3.88%. The combination of the three interest rate swap agreements effectively fixes the interest rate on the 2025 First Niagara Mortgage at 4.39% over the remainder of the mortgage loan’s ten year term.

On July 29, 2015, a subsidiary of Griffin closed on a new nonrecourse mortgage with 40|86 Mortgage Capital, Inc. ("the 40|86 Mortgage") for $18,000. The 40|86 Mortgage refinanced an existing 5.73% nonrecourse mortgage which was due on August 1, 2015 and was collateralized by three industrial/warehouse buildings totaling approximately 392,000 square feet ("75 International Drive," "754 Rainbow Road" and "758 Rainbow Road") in NE Tradeport. The 40|86 Mortgage is collateralized by the same three properties. Griffin received proceeds of $14,875 at closing (before transaction costs), which were applied to the payoff of the maturing 5.73% nonrecourse mortgage of $17,891. The remaining $3,125 of loan proceeds was placed in escrow at closing. In the fiscal 2015 fourth quarter, as per the terms of the 40|86 Mortgage, $2,500 of the escrowed proceeds was released to Griffin when the tenant that was leasing approximately 88,000 square feet on a month-to-month basis in 754 Rainbow Road extended into a long-term lease for that space and $25 of the escrowed proceeds was also released to Griffin upon renewal of insurance coverage on the mortgaged properties. The remaining $600 of mortgage proceeds deposited into escrow at closing was released to Griffin in the fiscal 2016 second quarter when tenant improvement work for the full building tenant in 758 Rainbow Road was completed. The 40|86 Mortgage has a fifteen year term with monthly principal payments based on a thirty year amortization schedule. The interest rate for the 40|86 Mortgage is 4.33%.

As of May 31, 2016, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of May 31, 2016 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2016 and 2015 six month periods, Griffin recognized losses (included in other comprehensive loss) before taxes of $1,769 and $727, respectively, on its interest rate swap agreements. As of May 31, 2016, $1,238 was expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense. As of May 31, 2016, the net fair value of Griffin’s interest rate swap agreements was $3,858 and is included in other liabilities on Griffin’s consolidated balance sheet.

6.     Revolving Credit Agreement

Griffin has a $12,500 revolving credit line with Webster Bank (the “Webster Credit Line”) that was scheduled to expire on May 1, 2016, but on April 26, 2016, Griffin and Webster Bank entered into an amendment that extended the maturity of the Webster Credit Line to August 1, 2016. On June 21, 2016, Griffin and Webster Bank agreed to terms on a two year extension of the Webster Credit Line. The terms of the extension of the Webster Credit Line increase the amount of the credit line to $15,000 and Griffin has the option to extend the credit line for an additional year provided there is no default at the time such extension is requested. Griffin and Webster Bank have agreed that the interest rate on the Webster Credit Line will remain at the one month LIBOR rate plus 2.75% and the collateral for the Webster Credit Line, Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center, will remain the same. There have been no borrowings under the Webster Credit Line since its inception, however, the Webster Credit Line does secure certain unused standby letters of credit aggregating $4,117 that are related to Griffin's development activities. There is no guarantee that the extension of the Webster Credit Line will be completed in accordance with the current terms, or at all.

7.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

Net loss	$(379)	$(234)	$(714)	$(942)

Weighted average shares outstanding for computation of basic per share results	5,150,000	5,150,000	5,151,000	5,150,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	—	—	—
Adjusted weighted average shares for computation of diluted per share results	5,150,000	5,150,000	5,151,000	5,150,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the three months and six months ended May 31, 2016 would have been 2,000 for each period.  The incremental shares from the assumed exercise of stock options for the three months and six months ended May 31, 2015 would have been 23,000 and 19,000, respectively.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”). Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin's stock options is solely based upon service requirements and does not contain market or performance conditions. Stock options issued will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at May 31, 2016 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors either upon their initial election or their re-election to Griffin’s Board of Directors and to Griffin employees:

	For the Six Months Ended
	May 31, 2016		May 31, 2015
		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date

Employees	101,450	$7.51 - 11.65	-	$-
Non-employee directors	8,409	$11.30	8,282	$14.39
	109,859		8,282

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted in the 2016 and 2015 six month periods were as follows:

	For the Six Months Ended
	May 31, 2016	May 31, 2015

Expected volatility	32.9% to 41.1%	40.8%
Risk free interest rates	1.2% to 1.5%	2.0%
Expected option term (in years)	5 to 8.5	8.5
Annual dividend yield	0.9%	0.7%

Number of option holders at May 31, 2016	31

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

Net compensation expense	$43	$69	$114	$162

Net related tax benefit	$12	$23	$24	$41

For all periods presented, the forfeiture rate for directors was 0%, forfeiture rates for executives ranged from 17.9% to 22.6% and forfeiture rates for employees ranged from 38.3% to 41.1%. These rates were utilized based on the historical activity of the grantees.

As of May 31, 2016, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2016	$168
Fiscal 2017	$314
Fiscal 2018	$279
Fiscal 2019	$198
Fiscal 2020	$102
Fiscal 2021	$28

A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

	For the Six Months Ended
	May 31, 2016		May 31, 2015
		Weighted		Weighted
		Avg.		Avg.
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	225,727	$30.47	222,001	$30.35
Granted	109,859	$26.83	8,282	$31.38
Exercised	—	$—	(3,134)	$25.53
Forfeited	(5,266)	$30.38	—	$—
Outstanding at end of period	330,320	$29.26	227,149	$30.45

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	May 31, 2016	Exercise Price	(in years)	Value

$23.00 - $28.00	124,793	$26.67	9.4	$676
$28.00 - $32.00	122,452	$29.02	4.9	375
$32.00 - $39.00	83,075	$33.52	2.4	—
	330,320	$29.26	6.0	$1,051

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	For the Six Months Ended May 31, 2016
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total

Balance November 30, 2015	$(1,744)	$659	$(1,085)
Other comprehensive loss before reclassifications	(1,115)	(339)	(1,454)
Amounts reclassified	427	—	427
Net activity for other comprehensive loss	(688)	(339)	(1,027)
Balance May 31, 2016	$(2,432)	$320	$(2,112)

	For the Six Months Ended May 31, 2015
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total

Balance November 30, 2014	$(1,464)	$629	$(835)
Other comprehensive (loss) income before reclassifications	(458)	291	(167)
Amounts reclassified	368	—	368
Net activity for other comprehensive loss	(90)	291	201
Balance May 31, 2015	$(1,554)	$920	$(634)

The components of other comprehensive loss are as follows:

	For the Three Months Ended
	May 31, 2016			May 31, 2015
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassifications included in net loss:
Loss on cash flow hedges (interest expense)	$339	$(125)	$214	$303	$(112)	$191
Total reclassifications included in net loss	339	(125)	214	303	(112)	191

Mark to market adjustment on Centaur Media for an increase (decrease) in the foreign currency exchange rate	55	(19)	36	(23)	8	(15)
Mark to market adjustment on Centaur Media for a (decrease) increase in fair value	(183)	64	(119)	448	(157)	291
Increase (decrease) in fair value adjustments on Griffin’s cash flow hedges	43	(17)	26	(209)	77	(132)

Total change in other comprehensive income	(85)	28	(57)	216	(72)	144

Other comprehensive income	$254	$(97)	$157	$519	$(184)	$335

	For the Six Months Ended
	May 31, 2016			May 31, 2015
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassifications included in net loss:
Loss on cash flow hedges (interest expense)	$677	$(250)	$427	$584	$(216)	$368
Total reclassifications included in net loss	677	(250)	427	584	(216)	368

Mark to market adjustment on Centaur Media for a decrease in the foreign currency exchange rate	(73)	26	(47)	(49)	17	(32)
Mark to market adjustment on Centaur Media for a (decrease) increase in fair value	(448)	156	(292)	498	(175)	323
Decrease in fair value adjustments on Griffin’s cash flow hedges	(1,769)	654	(1,115)	(727)	269	(458)

Total change in other comprehensive (loss) income	(2,290)	836	(1,454)	(278)	111	(167)

Other comprehensive (loss) income	$(1,613)	$586	$(1,027)	$306	$(105)	$201

Stock Repurchases

On March 31, 2016, Griffin’s Board of Directors authorized a stock repurchase program whereby Griffin may repurchase up to $5,000 in outstanding shares of its common stock over a twelve month period in privately negotiated transactions. This repurchase program does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion. On May 27, 2016, Griffin repurchased 60,000 shares of its outstanding common stock for approximately $1,951. The liability for this repurchase is included in accounts payable as of May 31, 2016, as the transaction was settled on June 2, 2016.

Cash Dividend

Griffin did not declare a cash dividend in the 2016 or 2015 six month periods. During the 2016 first quarter, Griffin paid $1,546 for the cash dividend declared in the 2015 fourth quarter. During the 2015 first quarter, Griffin paid $1,030 for the cash dividend declared in the 2014 fourth quarter.

8.    Supplemental Financial Statement Information

Other Assets

Griffin's other assets are comprised of the following:

	May 31, 2016	Nov. 30, 2015

Deferred leasing costs	$4,427	$4,376
Deferred rent receivable	4,404	4,087
Mortgage escrows	1,857	2,229
Deferred financing costs	1,387	1,264
Prepaid expenses	694	2,157
Lease receivables from tenants	486	401
Deposits on real estate acquisitions	450	—
Property and equipment, net	304	221
Intangible assets, net	261	305
Other	394	309
Total other assets	$14,664	$15,349

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	May 31, 2016	Nov. 30, 2015

Accrued construction costs and retainage	$3,854	$1,278
Accrued payable for repurchase of Griffin common stock	1,951	—
Trade payables	510	422
Accrued interest payable	392	355
Accrued salaries, wages and other compensation	324	615
Other	728	678
	$7,759	$3,348

Other Liabilities

Griffin's other liabilities are comprised of the following:

	May 31, 2016	Nov. 30, 2015

Deferred compensation plan	$4,046	$3,981
Interest rate swap agreements	3,858	2,766
Prepaid rent from tenants	865	944
Security deposits	384	286
Conditional asset retirement obligations	288	288
Other	96	107
	$9,537	$8,372

Supplemental Cash Flow Information

A decrease of $521 in the 2016 six month period and an increase of $449 in the 2015 six month period in Griffin’s Investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Accounts payable and accrued liabilities related to additions to real estate assets increased by $2,576 and $2,767 in the 2016 six month period and 2015 six month period, respectively.

An increase of $1,951 in accounts payable in the 2016 six month period relates to the repurchase of Griffin’s common stock. Griffin repurchased 60,000 shares of its common stock on May 27, 2016 and made payment subsequent to May 31, 2016.

Interest payments were as follows:

For the Three Months Ended		For the Six Months Ended
May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

$1,125	$1,053	$2,236	$2,049

Income Taxes

Griffin’s effective income tax benefit rate was 20.2% for the 2016 six month period as compared to an income tax benefit rate of 36.3% for the 2015 six month period. The income tax benefit for the 2016 six month period reflects the effect of a change in Connecticut tax law, effective for Griffin in fiscal 2016, whereby, prospectively, the usage of state net operating loss carryforwards will be limited to 50% of taxable income. Therefore, in the 2016 first quarter, Griffin decreased its expected realization of the tax benefit related to its Connecticut state net operating loss carryforwards. The decrease is based on management's current projections of taxable income in the state of Connecticut in future years that would generate income taxes in excess of capital based taxes. The effective tax rate in the 2016 six month period is based on management’s projections for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

As of May 31, 2016, Griffin’s consolidated balance sheet includes a net deferred tax asset of $6,605. Although Griffin has incurred a cumulative pretax loss (excluding nonrecurring items) for the three fiscal years ended November 30, 2015, management has concluded that a valuation allowance against its net deferred tax assets is not required.

9.    Commitments and Contingencies

As of May 31, 2016, Griffin had committed purchase obligations of approximately $1,871, principally for the completion of construction of 5210 Jaindl Boulevard and the development of other Griffin properties.

In the fiscal 2014 third quarter, Griffin entered into an agreement to sell approximately 30 acres of an approximately 45 acre land parcel of the undeveloped land in Griffin Center for a minimum purchase price of $3,250, subject to adjustment based on the actual number of acres conveyed. If this sale is completed, the development potential of the remaining unsold acreage of the land parcel, much of which is wetlands, will be severely limited. Completion of this transaction is subject to significant contingencies, including a period for due diligence by the purchaser, which does not expire until September 15, 2016. There is no guarantee that this transaction will be completed under its current terms, or at all.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Option Agreement”) whereby Griffin granted the buyer an exclusive option, which may be extended for up to three years upon payment of additional option fees, to purchase approximately 280 acres of land for approximately $7,700. The land subject to the Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require the use of the land and obtaining local and state approvals for that planned use. There is no guarantee that the sale of land as contemplated under the Option Agreement will be completed under its current terms, or at all.

On March 23, 2016, Griffin entered into an Agreement of Sale and Purchase (the “East Allen Purchase Agreement”) to acquire, for a purchase price of $6,200, an approximately 31 acre site in East Allen Township, Northampton County, Pennsylvania for development of an industrial/warehouse building. A closing on the land acquisition contemplated by the East Allen Purchase Agreement is subject to several significant contingencies, including satisfactory completion of due diligence on the land that would be acquired. There is no guarantee that the land acquisition as contemplated under the East Allen Purchase Agreement will be completed under its current terms, or at all.

On May 4, 2016, Griffin entered into an Agreement of Sale and Purchase (the “Macungie Purchase Agreement”) to acquire, for a purchase price of $1,900, an approximately 14 acre site in Upper Macungie Township, Lehigh County, Pennsylvania for development of an industrial/warehouse building. A closing on the land acquisition contemplated by the Macungie Purchase Agreement is subject to significant contingencies, including satisfactory completion of due diligence on the land that would be acquired. There is no guarantee that the land acquisition as contemplated under the Macungie Purchase Agreement will be completed under its current terms, or at all.

As of May 31, 2016, Griffin is authorized to repurchase, from time to time, up to $3,049 in outstanding shares of its common stock through private transactions. The program to repurchase common stock expires on May 10, 2017, does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to Griffin's consolidated financial position, results of operations or cash flows.

10.    Subsequent Events

In accordance with FASB ASC 855, "Subsequent Events," Griffin has evaluated all events or transactions occurring after May 31, 2016, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended May 31, 2016, other than the disclosures herein.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and the estimated costs to complete required offsite improvements related to land sold. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and six months ended May 31, 2016 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2015.

Prior to May 13, 2015, Griffin was known as Griffin Land & Nurseries, Inc. On May 13, 2015, Griffin changed its name to better reflect its ongoing real estate business after Griffin sold the growing operations of its wholly-owned subsidiary in the landscape nursery business, Imperial Nurseries, Inc. (“Imperial”) in the fiscal 2014 first quarter.

Summary

For the three months ended May 31, 2016 (the “2016 second quarter”), Griffin incurred a net loss of approximately $0.4 million as compared to a net loss of approximately $0.2 million for the three months ended May 31, 2015 (the “2015 second quarter”). Griffin’s higher net loss in the 2016 second quarter as compared to the 2015 second quarter reflects a decrease of approximately $0.2 million in operating income and an increase of approximately $0.2 million interest expense in the 2016 second quarter as compared to the 2015 second quarter, partially offset by a gain on sale of assets of approximately $0.1 million in the 2016 second quarter and an increase of approximately $0.1 million in income tax benefits in the 2016 second quarter as compared to the 2015 second quarter.

The lower operating income in the 2016 second quarter reflects: (a) an adjustment of approximately $0.3 million to reduce revenue from property sales in the 2016 second quarter versus a gain of approximately $0.1 million on property sales in the 2015 second quarter; (b) an increase of approximately $0.3 million in depreciation and amortization expense; and (c) an increase of approximately $0.2 million in general and administrative expenses in the 2016 second quarter as compared to the 2015 second quarter, partially offset by (d) an increase of approximately $0.7 million in profit from leasing activities (rental revenue less operating expenses of rental properties) in the 2016 second quarter as compared to the 2015 second quarter. The adjustment to reduce revenue from property sales in the 2016 second quarter was the result of a change in the estimate of the total costs to complete the required road improvements related to the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the “Windsor Land Sale”) that closed in the fiscal year ended November 30, 2013 (“fiscal 2013”) and is being accounted for under the percentage of completion method. The higher depreciation and amortization expense in the 2016 second quarter as compared to the 2015 second quarter principally reflects depreciation expense related to a new building placed in service at the end of the fiscal 2015 third quarter and depreciation on tenant improvements related to new leases. Profit from leasing activities increased to approximately $4.8 million in the 2016 second quarter from approximately $4.1 million in the 2015 second quarter due to an increase in rental revenue in the 2016 second quarter as a result of more space being leased in the 2016 second quarter than the 2015 second quarter. The increase in general and administrative expenses in the 2016 second quarter, as compared to the 2015 second quarter, principally reflects higher expenses related to Griffin’s deferred compensation plan.

The gain on sale of assets in the 2016 second quarter reflects the gain from the disposition of certain fully depreciated equipment. The higher interest expense in the 2016 second quarter, as compared to the 2015 second quarter, principally reflects the higher amount of mortgage loans outstanding in the 2016 second quarter. The higher income tax benefit in the 2016 second quarter as compared to the 2015 second quarter reflects the higher pretax loss in the 2016 second quarter.

For the six months ended May 31, 2016 (the “2016 six month period”), Griffin incurred a net loss of approximately $0.7 million as compared to a net loss of approximately $0.9 million for the six months ended May 31, 2015 (the “2015 six month period”). Griffin's lower net loss in the 2016 six month period as compared to the 2015 six month period principally reflects an increase of approximately $0.8 million in operating income in the 2016 six month period as compared to the 2015 six month period and approximately $0.1 million from a gain on sale of assets in the 2016 six month period, partially offset by an increase of approximately $0.3 million in interest expense and a decrease of approximately $0.4 million in income tax benefits in the 2016 six month period as compared to the 2015 six month period.

The higher operating income in the 2016 six month period reflects: (a) an increase of approximately $2.2 million in profit from leasing activities; and (b) a decrease of approximately $0.2 million in general and administrative expenses in the 2016 six month period, as compared to the 2015 six month period; partially offset by (c) the reduction in results from property sales of approximately $1.0 million in the 2016 six month period, as compared to the 2015 six month period, reflecting the adjustment of approximately $0.3 million that reduced revenue from property sales in the 2016 six month period (see above) versus a gain of approximately $0.7 million on property sales in the 2015 six month period; and (d) an increase of approximately $0.6 million in depreciation and amortization expense in the 2016 six month period, as compared to the 2015 six month period. Profit from leasing activities increased to approximately $9.3 million in the 2016 six month period from approximately $7.1 million in the 2015 six month period mostly due to an increase in rental revenue in the 2016 six month period as a result of more space being leased in the 2016 six month period than the 2015 six month period. The lower general and administrative expenses in the 2016 six month period, as compared to the 2015 six month period, principally reflects lower expenses related to Griffin’s deferred compensation plan. The adjustment to reduce revenue from property sales in the 2016 six month period was the result of a change in the estimate of the total costs projected to be incurred for the required offsite improvements related to the Windsor Land Sale (see above). The higher depreciation and amortization expense in the 2016 six month period as compared to the 2015 six month period principally reflects depreciation expense related to a new building placed in service at the end of the fiscal 2015 third quarter and depreciation on tenant improvements related to new leases.

The higher interest expense in the 2016 six month period, as compared to the 2015 six month period, principally reflects the higher amount of mortgage loans outstanding in the 2016 six month period. The lower income tax benefit in the 2016 six month period, as compared to the 2015 six month period, principally reflects a charge of approximately $0.2 million in the 2016 six month period to reduce the expected realization rate of tax benefits from Connecticut state net operating loss carryforwards as a result of a change in Connecticut tax law.

Results of Operations

2016 Second Quarter Compared to 2015 Second Quarter

Total revenue increased to approximately $6.5 million in the 2016 second quarter from approximately $6.2 million in the 2015 second quarter, reflecting an increase of approximately $0.8 million in rental revenue, partially offset by a decrease in revenue from property sales of approximately $0.5 million in the 2016 second quarter as compared to the 2015 second quarter. Rental revenue increased to approximately $6.8 million in the 2016 second quarter from approximately $6.0 million in the 2015 second quarter principally due to an increase in space leased in Griffin’s buildings. The increase in rental revenue principally reflects: (a) an increase of approximately $0.6 million from leasing previously vacant space; (b) an increase of approximately $0.5 million from leasing space in 5220 Jaindl Boulevard (“5220 Jaindl Boulevard”), the approximately 280,000 square foot industrial/warehouse building that was completed and placed in service at the end of the fiscal 2015 third quarter; partially offset by (c) a decrease of approximately $0.4 million from leases that expired and were not renewed.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Leased	Percentage
	Square Footage	Square Footage	Leased
As of May 31, 2015	2,765,000	2,423,000	88%
As of November 30, 2015	3,044,000	2,706,000	89%
As of May 31, 2016	3,044,000	2,765,000	91%

The increase in total square footage as of May 31, 2016 as compared to May 31, 2015 reflects the addition of 5220 Jaindl Boulevard to Griffin’s portfolio of buildings. 5220 Jaindl Boulevard, located in the Lehigh Valley of Pennsylvania, is the first of two industrial/warehouse buildings on an approximately 50 acre parcel of land known as Lehigh Valley Tradeport II. A five year lease for approximately 196,000 square feet in 5220 Jaindl Boulevard became effective at the start of the fiscal 2015 fourth quarter, and just prior to the end of fiscal 2015, the tenant in 5220 Jaindl Boulevard exercised its option to lease the remaining approximately 84,000 square feet in that building.

The net increase of approximately 342,000 square feet in space leased as of May 31, 2016 as compared to May 31, 2015 reflects the approximately 280,000 square feet leased at 5220 Jaindl Boulevard and several new leases aggregating approximately 216,000 square feet in other buildings, partially offset by several leases aggregating approximately 154,000 square feet that expired and were not renewed.

In the first six months of fiscal 2016, Griffin leased approximately 102,000 square feet in 4270 Fritch Drive (“4270 Fritch Drive”), one of Griffin’s other industrial/warehouse buildings in the Lehigh Valley, completed a full building lease of an approximately 31,000 square foot industrial/warehouse building in Bloomfield, Connecticut, and leased approximately 16,000 square feet in a single story office building in Griffin Center. The new lease at 4270 Fritch Drive became effective in the fiscal 2016 second quarter, the new lease in the Bloomfield industrial/warehouse building became effective in the early part of the fiscal 2016 third quarter, while the new lease in the single story office building is expected to become effective in the fiscal 2016 fourth quarter after tenant improvements are completed. As a result of the new lease at 4270 Fritch Drive, Griffin’s four Lehigh Valley industrial/warehouse buildings (aggregating approximately 931,000 square feet) became fully leased. Griffin’s leasing activity in the first six months of fiscal 2016 included the expiration of an approximately 57,000 square foot full building lease in New England Tradeport (“NE Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut. In fiscal 2014, the tenant in that building entered into a ten year full building lease of 758 Rainbow Road (“758 Rainbow Road”), an approximately 138,000 square foot building in NE Tradeport, and extended its lease in the smaller NE Tradeport building during its period of transition to the larger facility. Griffin’s leasing activity in the first six months of fiscal 2016 also includes a reduction of approximately 31,000 square feet of office/flex space under lease, as the tenant that leased the approximately 31,000 square foot industrial/warehouse building in Bloomfield, Connecticut relocated from approximately 21,000 square feet in one of Griffin’s office buildings and another of Griffin’s tenants reduced its office space under lease by approximately 10,000 square feet in connection with a lease extension.

Subsequent to the end of the 2016 second quarter, Griffin entered into a three year lease of the production nursery in Quincy, Florida (the “Florida Farm”). The Florida Farm had been leased to a nursery grower after Imperial, which previously used the Florida Farm, ceased operations at the facility in 2009. The 2009 lease of the Florida Farm expired on April 30, 2016. The new lease of the Florida Farm, to another nursery grower, contains an option for the tenant to purchase the Florida Farm at any time during the lease term at an agreed upon price.

In the 2016 six month period, the industrial/warehouse real estate market where Griffin’s Connecticut industrial/warehouse properties are located (the north submarket of Hartford) was fairly active, while the real estate market for office/flex space where Griffin’s Connecticut office/flex properties are located was soft. Leasing activity in the Lehigh Valley in the latter part of fiscal 2015 into first half of fiscal 2016 remained fairly strong, as the reported overall vacancy rate in that market continues to remain low. There is no guarantee that an active or strong real estate market or an increase in inquiries from prospective tenants will result in leasing space that was vacant as of May 31, 2016.

Griffin did not complete any property sales in the 2016 six month period. Revenue from property sales in the 2016 second quarter reflects only the adjustment of approximately $0.3 million to reduce revenue from property sales as the result of a change in the estimate of the total costs projected to be incurred for the required offsite improvements related to the Windsor Land Sale that closed in fiscal 2013. Under the terms of the Windsor Land Sale, Griffin is required to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin’s continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method. In the 2016 second quarter, Griffin increased its estimate of the total costs to complete the required road improvements attributed to the Windsor Land Sale by approximately $0.1 million based upon design changes received from the state of Connecticut’s Department of Transportation in the 2016 second quarter that increased the scope of the roadwork required to be completed by Griffin. Accordingly, the increase in the estimated total cost of the roadwork resulted in the estimated percentage of completion being lowered to approximately 89% as of May 31, 2016 from the estimate of approximately 92% as of November 30, 2015, resulting in the adjustment of approximately $0.3 million to reduce the cumulative amount of revenue from the Windsor Land Sale recorded through May 31, 2016. As Griffin did not perform any work related to the Windsor Land Sale during the 2016 six month period, the adjustment to reduce the cumulative amount of revenue from the Windsor Land Sale is solely reflected in revenue from property sales in the 2016 second quarter. The adjustment to revenue from property sales in the 2016 second quarter did not affect the total proceeds from the Windsor Land Sale of approximately $9.0 million, which were received in fiscal 2013. The effect of the estimated additional roadwork cost is expected to reduce the estimated total pretax gain on the Windsor Land Sale from approximately $6.8 million to approximately $6.7 million after all costs are incurred. Through May 31, 2016, including the adjustment to revenue discussed above, Griffin has recognized approximately $8.0 million of revenue from the Windsor Land Sale. The balance of the revenue from the Windsor Land Sale, approximately $1.0 million, will be recognized as the remaining costs of the required roadway construction are incurred, which is expected to be in the second half of fiscal 2016. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways being constructed, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods. The approximately $0.2 million of revenue from property sales in the 2015 second quarter solely reflected recognition of revenue related to the Windsor Land Sale. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased to approximately $2.0 million in the 2016 second quarter from approximately $1.9 million in the 2015 second quarter. The increase of approximately $0.1 million in operating expenses of rental properties in the 2016 second quarter, as compared to the 2015 second quarter, principally reflects operating expenses of approximately $0.1 million at 5220 Jaindl Boulevard, which was placed in service at the end of the fiscal 2015 third quarter. Operating expenses of all of Griffin’s other buildings were essentially unchanged in the 2016 second quarter as compared to the 2015 second quarter.

Depreciation and amortization expense increased to approximately $2.2 million in the 2016 second quarter from approximately $1.9 million in the 2015 second quarter. The increase of approximately $0.3 million in depreciation and amortization expense in the 2016 second quarter, as compared to the 2015 second quarter, reflects depreciation expense of approximately $0.2 million related to 5220 Jaindl Boulevard and approximately $0.1 million of depreciation expense on tenant improvements related to new leases.

Griffin’s general and administrative expenses increased to approximately $2.1 million in the 2016 second quarter from approximately $1.8 million in the 2015 second quarter. The increase of approximately $0.3 million in general and administrative expenses in the 2016 second quarter, as compared to the 2015 second quarter, principally reflects approximately $0.3 million in higher expenses related to Griffin’s deferred compensation plan. The higher expenses related to Griffin’s deferred compensation plan reflect the increase in Griffin’s liability for its deferred compensation plan as a result of the effect on participant balances of the higher stock market performance in the 2016 second quarter as compared to the 2015 second quarter.

Griffin’s interest expense increased to approximately $1.1 million in the 2016 second quarter from approximately $0.9 million in the 2015 second quarter. The increase of approximately $0.2 million in interest expense in the 2016 second quarter, as compared to the 2015 second quarter, principally reflects interest expense of approximately $0.1 million on the nonrecourse mortgage loan on 5220 Jaindl Boulevard that closed in the fiscal 2015 fourth quarter and a decrease of approximately $0.1 million of interest capitalized in the 2016 second quarter as compared to the 2015 second quarter.

Griffin’s income tax benefit increased to $0.2 million in the 2016 second quarter from $0.1 million in the 2015 second quarter due to the higher pretax loss incurred in the 2016 second quarter as compared to the 2015 second quarter. The effective income tax benefit rate for the 2016 second quarter was 38.4% as compared to the effective income tax benefit rate for the 2015 second quarter of 37.3%.

2016 Six Month Period Compared to 2015 Six Month Period

Total revenue increased to approximately $13.2 million in the 2016 six month period from approximately $12.4 million in the 2015 six month period, reflecting an increase of approximately $2.1 million in rental revenue and a decrease of approximately $1.3 million in revenue from property sales. Rental revenue increased to approximately $13.5 million in the 2016 six month period from approximately $11.4 million in the 2015 six month period principally reflecting: (a) an increase of approximately $1.4 million from leasing previously vacant space; (b) an increase of approximately $1.0 million from leasing space in 5220 Jaindl Boulevard which was completed and placed in service at the end of the fiscal 2015 third quarter; and (c) an increase of approximately $0.2 million from the recognition of previously deferred rental revenue, revenue from early lease terminations, rental revenue increases from operating expense reimbursements from tenants and other rental revenue; partially offset by (d) a decrease of approximately $0.6 million from leases that expired and were not renewed.

The decrease of approximately $1.3 million in revenue from property sales in the 2016 six month period reflects the adjustment of approximately $0.3 million to reduce revenue from property sales in the 2016 second quarter as the result of the change in the estimate of the total costs projected to be incurred for the required offsite improvements related to the Windsor Land Sale that closed in fiscal 2013 (see 2016 Second Quarter Compared to 2015 Second Quarter above). The approximately $1.1 million of revenue from property sales in the 2015 six month period solely reflected recognition of revenue related to the Windsor Land Sale during that period. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties decreased to approximately $4.2 million in the 2016 six month period from approximately $4.3 million in the 2015 six month period. The decrease of approximately $0.1 million in operating expenses of rental properties in the 2016 six month period, as compared to the 2015 six month period, principally reflects a decrease of approximately $0.3 million in snow removal expenses, due to less severe winter weather in the 2016 six month period, partially offset by operating expenses of approximately $0.2 million at 5220 Jaindl Boulevard, which was placed in service at the end of the fiscal 2015 third quarter.

Depreciation and amortization expense increased to approximately $4.3 million in the 2016 six month period from approximately $3.7 million in the 2015 six month period. The increase of approximately $0.6 million in depreciation and amortization expense in the 2016 six month period, as compared to the 2015 six month period, reflects depreciation expense of approximately $0.4 million related to 5220 Jaindl Boulevard and depreciation expense of approximately $0.2 million on tenant improvements related to new leases.

Griffin’s general and administrative expenses decreased to approximately $3.7 million in the 2016 six month period from approximately $3.9 million in the 2015 six month period. The decrease of approximately $0.2 million in general and administrative expenses in the 2016 six month period, as compared to the 2015 six month period, principally reflects approximately $0.1 million in lower expenses related to Griffin’s deferred compensation plan and an overall decrease of approximately $0.1 million in all other general and administrative expenses. The lower expenses related to Griffin’s deferred compensation plan reflect the decrease in Griffin’s liability for its deferred compensation plan as a result of the effect on participant balances of the lower stock market performance in the 2016 six month period as compared to the 2015 six month period.

Griffin’s interest expense increased to approximately $2.1 million in the 2016 six month period from approximately $1.8 million in the 2015 six month period. The increase in interest expense of approximately $0.3 million in the 2016 six month period, as compared to the 2015 six month period, principally reflects interest expense of approximately $0.2 million on the nonrecourse mortgage loan on 5220 Jaindl Boulevard that closed in the fiscal 2015 fourth quarter and a decrease of approximately $0.1 million of interest capitalized in the 2016 six month period as compared to the 2015 six month period.

Griffin’s effective income tax benefit rate decreased to 20.2% in the 2016 six month period from 36.3% in the 2015 six month period. The lower effective income tax benefit rate in the 2016 six month period, as compared to the 2015 six month period, principally reflects the effect in the 2016 six month period of a charge of approximately $0.2 million for the reduction of the expected realization rate of tax benefits from Connecticut state net operating loss carryforwards as a result of a change in Connecticut tax law, effective for Griffin beginning in fiscal 2016, that limits future usage of loss carryforwards to 50% of taxable income. The charge for the reduction of the expected realization rate of tax benefits from Connecticut state net operating loss carryforwards reduced the effective tax benefit rate for the 2016 six month period by approximately 17.6%. The effective tax rate for the 2016 six month period is based on management’s projection of operating results for the fiscal 2016 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $2.9 million in the 2016 six month period as compared to approximately $7.8 million in the 2015 six month period. The approximately $4.9 million decrease in net cash provided by operating activities in the 2016 six month period, as compared to the 2015 six month period, principally reflects a decrease of approximately $7.0 million of cash from changes in assets and liabilities in the 2016 six month period, as compared to the 2015 six month period, partially offset by an increase of approximately $2.1 million in cash generated from improved results of operations as adjusted for noncash expenses and credits, in the 2016 six month period as compared to the 2015 six month period.

The decrease in cash from changes in assets and liabilities in the 2016 six month period as compared to the 2015 six month period principally reflects the decrease in deferred revenue of approximately $1.2 million in the 2016 six month period as compared to the increase in deferred revenue of approximately $4.5 million in the 2015 six month period. The decrease in deferred revenue in the 2016 six month period principally reflects the recognition of revenue in the 2016 six month period, whereas the cash was received in prior periods. The increase in deferred revenue in the 2015 six month period included cash of approximately $5.6 million received from the tenant in 758 Rainbow Road, that is being recognized as rental revenue over the lease term. The cash received by Griffin was related to building and tenant improvements in connection with the ten year full building lease of 758 Rainbow Road. The increase in cash generated from improved results of operations as adjusted for noncash expenses and credits, in the 2016 six month period as compared to the 2015 six month period, principally reflects the increase in profit from leasing activities driven by the increase in rental revenue as a result of more space being leased in the 2016 six month period than the 2015 six month period.

Net cash used in investing activities was approximately $8.9 million in the 2016 six month period as compared to approximately $14.7 million in the 2015 six month period. The net cash used in investing activities in the 2016 six month period reflects cash payments of approximately $8.4 million for additions to real estate assets and approximately $0.5 million for deferred leasing costs and other uses.

Cash payments for additions to real estate assets in the 2016 six month period reflect the following:

New building construction (including site work)	$5.7 million
Tenant and building improvements related to leasing	$2.6 million
Other	$0.1 million

Cash payments in the 2016 six month period for new building construction, including site work, reflect the construction, on speculation, of 5210 Jaindl Boulevard ("5210 Jaindl Boulevard"), an approximately 252,000 square foot industrial/warehouse building that is the second of the two buildings in Lehigh Valley Tradeport II. Construction on 5210 Jaindl Boulevard started in the fiscal 2015 fourth quarter and Griffin expects to complete the building shell in the fiscal 2016 third quarter. Griffin expects to make total cash payments of approximately $9.0 million for the direct site work and building shell for 5210 Jaindl Boulevard, with payments of approximately $3.0 million expected to be made in the second half of fiscal 2016. Cash payments in the 2016 six month period for tenant and building improvements principally reflect tenant improvement work related to leases signed in the latter part of fiscal 2015 and the first six months of fiscal 2016. The cash spent on deferred leasing costs and other in the 2016 six month period principally reflects lease commissions paid to real estate brokers for new leases.

The net cash of approximately $14.7 million used in investing activities in the 2015 six month period reflects cash payments of approximately $14.1 million for additions to real estate assets and approximately $0.6 million for deferred leasing costs and other uses.

Cash payments for additions to real estate assets in the 2015 six month period reflect the following:

Tenant and building improvements related to leasing	$7.8 million
New building construction (including site work)	$5.1 million
Development costs and infrastructure improvements	$1.2 million

Cash payments in the 2015 six month period for tenant and building improvements principally reflect tenant improvements related to leases completed in the latter part of fiscal 2014 and the 2015 six month period, including payments of approximately $5.4 million for improvements related to the ten year full building lease of 758 Rainbow Road. The tenant in that building paid Griffin for the cost of most of the improvements, and Griffin is recognizing the amounts received from the tenant as additional rental revenue over the lease term. Cash payments in the 2015 six month period for new building construction, including site work, principally reflect the construction, on speculation, of 5220 Jaindl Boulevard, that was completed at the end of the fiscal 2015 third quarter and was fully leased for the 2016 six month period.

Net cash provided by financing activities was approximately $8.9 million in the 2016 six month period as compared to approximately $8.7 million in the 2015 six month period. The net cash provided by financing activities in the 2016 six month period reflects $18.8 million of proceeds from new mortgage debt (see below) and $0.6 million of mortgage proceeds released from escrow, partially offset by: (a) approximately $8.7 million of principal payments on mortgage loans; (b) a payment of approximately $1.5 million for a dividend on Griffin’s common stock that was declared in the fiscal 2015 fourth quarter and paid in the 2016 six month period; and (c) approximately $0.2 million of payments for debt issuance costs. The principal payments on mortgage loans include approximately $7.4 million for repayment of a mortgage loan that was refinanced (see below) and approximately $1.3 million of recurring principal payments.

On April 26, 2016, Griffin closed on a nonrecourse mortgage with People’s United Bank, N.A. ("the 2016 PUB Mortgage") and received mortgage proceeds of $14.35 million, before transaction costs. The 2016 PUB Mortgage refinanced an existing mortgage (the “2009 PUB Mortgage”) with People’s United Bank, N.A. (“PUB”) that was due on August 1, 2019 and was collateralized by four of Griffin’s NE Tradeport industrial/warehouse buildings totaling approximately 240,000 square feet ("14, 15, 16 and 40 International Drive"). The 2009 PUB Mortgage had a balance of approximately $7.4 million at the time of the refinancing and a floating interest rate of the one month LIBOR rate plus 3.08%. Griffin had entered into an interest rate swap agreement with PUB to effectively fix the rate on the 2009 PUB Mortgage at 6.58% for the term of that loan. The 2016 PUB Mortgage is collateralized by the same four properties as the 2009 PUB Mortgage along with another approximately 98,000 square foot industrial/warehouse building (“35 International Drive”) in NE Tradeport. At the closing of the 2016 PUB Mortgage, Griffin used a portion of the proceeds to repay the 2009 PUB Mortgage. The 2016 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2016 PUB Mortgage is a floating rate of the one month LIBOR rate plus 2.0%. At the time the 2016 PUB Mortgage closed, Griffin entered into a second interest rate swap agreement with PUB that, combined with the existing interest rate swap agreement with PUB, effectively fixes the interest rate of the 2016 PUB Mortgage at 4.17% over the loan term. The terms of the 2016 PUB Mortgage require that if either the tenant that leases approximately 58,000 square feet in 40 International Drive or the tenant that leases approximately 40,000 square feet in 14 International Drive does not extend its respective lease when it expires in fiscal 2021, a subsidiary of Griffin will enter into a master lease of the vacated space. The master lease would be guaranteed by Griffin and be in effect until either the space is re-leased to a new tenant or the due date of the 2016 PUB Mortgage Loan, whichever occurs first.

On December 10, 2015, Griffin received additional mortgage proceeds of $2.6 million under the $14.1 million nonrecourse mortgage loan (the “Webster Mortgage Loan”) with Webster Bank, N.A. (“Webster Bank”) on 5220 Jaindl Boulevard that closed on September 1, 2015. Mortgage proceeds of $11.5 million (before transaction costs) from the Webster Mortgage Loan were received at closing, with the balance of the mortgage proceeds to be advanced when the tenant that was leasing approximately 196,000 square feet in 5220 Jaindl Boulevard exercised its option to lease the balance of the building, or the unleased space in the building at the time the Webster Mortgage Loan closed was leased to another tenant. On November 24, 2015, the tenant in 5220 Jaindl Boulevard exercised its option to lease the balance of the building. Accordingly, Webster Bank advanced the remaining $2.6 million of mortgage proceeds under the Webster Mortgage Loan that had been withheld at closing. At the time Griffin received the additional mortgage proceeds from Webster Bank, Griffin entered into an interest rate swap agreement with Webster Bank that, combined with the interest rate swap agreement with Webster Bank entered into on September 1, 2015, effectively fixes the interest rate on the Webster Mortgage Loan at 3.75% for the remainder of the mortgage loan’s ten year term.

On December 11, 2015, Griffin received additional mortgage proceeds of $1.85 million under the $21.6 million nonrecourse mortgage loan with First Niagara Bank (the “2025 First Niagara Mortgage”) that closed on December 31, 2014. At the closing of the 2025 First Niagara Mortgage in the 2015 six month period, Griffin received cash proceeds of approximately $10.9 million (before transaction costs), in addition to approximately $8.9 million used to refinance an existing mortgage loan with First Niagara, with the balance of $1.85 million to be advanced when a portion of the space in 4270 Fritch Drive that was vacant at the time of the closing was leased. In the 2016 six month period, Griffin leased all of the remaining vacant space in 4270 Fritch Drive. Accordingly, First Niagara Bank advanced the remaining $1.85 million of mortgage proceeds under the 2025 First Niagara Mortgage that had been withheld at closing. At the time Griffin received the additional mortgage proceeds from First Niagara Bank, Griffin entered into an interest rate swap agreement with First Niagara Bank that, combined with two existing interest rate swap agreements with First Niagara Bank, effectively fixes the interest rate on the 2025 First Niagara Loan at 4.39% over the remainder of the mortgage loan’s ten year term.

The net cash of approximately $8.7 million provided by financing activities in the 2015 six month period reflected proceeds of approximately $10.9 million from a mortgage loan on 4270 and 4275 Fritch Drive and approximately $0.1 million received from the exercise of stock options, partially offset by: (a) approximately $1.1 million of principal payments on mortgage loans; (b) a payment of approximately $1.0 million for a dividend on Griffin’s common stock that was declared in the fiscal 2014 fourth quarter and paid in the 2015 first quarter; and (c) approximately $0.2 million of payments for debt issuance costs.

Griffin has a $12.5 million revolving credit line with Webster Bank (the “Webster Credit Line”) that was scheduled to expire on May 1, 2016, but on April 26, 2016, Griffin and Webster Bank entered into an amendment that extended the maturity of the Webster Credit Line to August 1, 2016. On June 21, 2016, Griffin and Webster Bank agreed to terms on a two year extension of the Webster Credit Line. The terms of the extension increase the amount of the credit line to $15.0 million and Griffin has the option to extend the credit line for an additional year provided there is no default at the time such extension is requested. Griffin and Webster Bank agreed that the interest rate on the credit line extension will remain at the one month LIBOR rate plus 2.75% and the collateral for the Webster Credit Line, Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center, will remain the same. There have been no borrowings under the Webster Credit Line since its inception, however, the Webster Credit Line does secure certain unused standby letters of credit aggregating approximately $4.1 million that are related to Griffin's development activities. There is no guarantee that the extension of the Webster Credit Line will be completed in accordance with the current terms, or at all.

Griffin’s payments (including principal and interest) under contractual obligations as of May 31, 2016 are as follows:

		Due Within	Due From	Due From	Due in More
	Total	One Year	1 - 3 Years	3 - 5 Years	Than 5 Years
	(in millions)
Mortgage Loans	$134.2	$7.5	$29.3	$14.7	$82.7
Revolving Line of Credit	—	—	—	—	—
Operating Lease Obligations	0.1	0.1	—	—	—
Purchase Obligations (1)	1.9	1.9	—	—	—
Other (2)	4.0	—	—	—	4.0
	$140.2	$9.5	$29.3	$14.7	$86.7

(1)	Includes obligations for the development of Griffin’s properties, principally for completion of construction of the new industrial/warehouse building in the Lehigh Valley.

(2)	Reflects the liability for Griffin’s non-qualified deferred compensation plan. The timing on the payment of participant balances in the non-qualified deferred compensation plan is not determinable.

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

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 280 acres of land for approximately $7.7 million. The buyer may extend the option period for up to three years upon payment of additional option fees. The land subject to the Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land.  A closing on the land sale contemplated by the Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require changes in the use of the land and local and state approvals for the planned use. There is no guarantee that the sale of land as contemplated under the Option Agreement will be completed under its current terms, or at all.

On March 23, 2016, Griffin entered into an Agreement of Sale and Purchase (the “East Allen Purchase Agreement”) to acquire, for a purchase price of $6.2 million, an approximately 31 acre site in East Allen Township, Northampton County, Pennsylvania for development of an industrial/warehouse building. A closing on the land acquisition contemplated by the East Allen Purchase Agreement is subject to several significant contingencies, including satisfactory completion of due diligence on the land that would be acquired. On May 4, 2016, Griffin entered into an Agreement of Sale and Purchase (the “Macungie Purchase Agreement”) to acquire, for a purchase price of $1.9 million, an approximately 14 acre site in Upper Macungie Township, Lehigh County, Pennsylvania for development of an industrial/warehouse building. A closing on the land acquisition contemplated by the Macungie Purchase Agreement is subject to several significant contingencies, including satisfactory completion of due diligence on the land that would be acquired. There is no guarantee that either of the land acquisitions as contemplated under the East Allen Purchase Agreement or the Macungie Purchase Agreement will be completed under their current terms, or at all.

On March 31, 2016, Griffin’s Board of Directors authorized a program under which Griffin may repurchase up to $5.0 million in outstanding shares of its common stock over a twelve month period in privately negotiated transactions. The repurchase program does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion. On May 27, 2016, Griffin agreed to acquire 60,000 shares of its common stock for approximately $1.95 million. The transaction was settled on June 2, 2016.

In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in New England or the Mid-Atlantic states to expand the industrial/warehouse portion of its real estate portfolio. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin does not expect to commence any speculative construction projects for its Connecticut real estate portfolio in the near term, but would construct an industrial/warehouse building that is partially preleased or a build-to-suit facility on its undeveloped land in Connecticut if lease terms are favorable.

As of May 31, 2016, Griffin had cash and cash equivalents of approximately $21.1 million. Management believes that its cash and cash equivalents as of May 31, 2016, cash generated from operations and borrowing capacity under its revolving credit agreement with Webster Bank will be sufficient to meet its working capital requirements, the continued investment in real estate assets, repurchases of its common stock under the stock repurchase program adopted in the 2016 second quarter, and the payment of dividends on its common stock, when and if declared by the Board of Directors, for at least the next twelve months. Griffin may also continue to seek additional financing secured by nonrecourse mortgage loans on its properties. Griffin’s real estate portfolio currently includes four buildings located in Connecticut aggregating approximately 314,000 square feet and 5210 Jaindl Boulevard in the Lehigh Valley of Pennsylvania that are not mortgaged.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, Griffin’s expectations regarding the leasing of currently vacant space, the timing of completion and the cost of construction of 5210 Jaindl Boulevard, the acquisition of additional properties and/or undeveloped land parcels, construction of additional facilities, the ability to obtain mortgage financing on Griffin’s unleveraged properties, completion of the extension of the Webster Credit Line, the completion of the sale of approximately 30 acres of an approximately 45 acre land parcel in Griffin Center that is under contract as of May 31, 2016, completion of the sale of approximately 280 acres of land, completion of acquisitions of approximately 31 acres of land and 14 acres of land in Pennsylvania, future repurchases of common stock under Griffin’s stock repurchase program, Griffin’s anticipated future liquidity and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015 filed with the Securities and Exchange Commission on February 12, 2016.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of May 31, 2016, Griffin had several nonrecourse mortgage loans aggregating approximately $69.5 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements to effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of May 31, 2016.

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

As required by SEC Rule 13a-15(b), Griffin carried out an evaluation, under the supervision and with the participation of Griffin’s management, including Griffin’s Chief Executive Officer and Griffin’s Chief Financial Officer, of the effectiveness of Griffin’s disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on the foregoing, Griffin’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

March 1, 2016 – March 31, 2016
April 1, 2016 – April 30, 2016
May 1, 2016 – May 31, 2016	60,000	$32.52	60,000	$3,049,000

On March 31, 2016, Griffin’s Board of Directors authorized a stock repurchase program whereby Griffin may repurchase up to $5.0 million in outstanding shares of its common stock in privately negotiated transactions.  The repurchase program expires on May 10, 2017.  The repurchase program does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.2	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.3	5/13/15

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.1†	Form of 401(k) Plan of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10	001-12879	10.7	4/8/97
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/02
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	6/1/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13
10.27	Revolving Line of Credit Note dated April 24, 2013	10-Q	001-12879	10.52	6/1/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.37	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.38	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.39	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.40	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.41†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston. J. Churchill, Jr. dated May 16, 2016					*
10.44	$14,350,000 Promissory Note dated April 26, 2016					*
10.45	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016					*
10.46	First Amendment to Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 26, 2016					*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: July 8, 2016	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J.GALICI
DATE: July 8, 2016	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer