Form 10-K
period 2016-11-30
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2017-02-10
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12879

GRIFFIN INDUSTRIAL REALTY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-0868496 (I.R.S. Employer Identification No.)

641 Lexington Avenue New York, New York (Address of principal executive offices)	10022 (Zip Code)

(212) 218-7910

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 par value per share	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $86,495,000 based on the closing sales price on The NASDAQ Stock Market LLC on May 31, 2016, the last business day of the registrant’s most recently completed second quarter. Shares of Common Stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of February 6, 2017, 5,028,535 shares of common stock were outstanding.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K (the “Annual Report”) contains forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, Item 1. “Business” and Item 1A. “Risk Factors” and in Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as located elsewhere in this Annual Report regarding industry prospects or Griffin Industrial Realty, Inc.’s (“Griffin”) plans, expectations, or prospective results of operations or financial position, may be deemed to be forward‑looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward‑looking statements. Such forward‑looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of Griffin’s common stock or cause actual results to differ materially from those indicated by such forward‑looking statements. Such factors include: adverse economic conditions and credit markets; a downturn in the commercial and residential real estate markets; risks associated with concentration of real estate holdings; risks associated with entering new real estate markets; risks associated with competition with other parties for acquisition of properties; risks associated with the use of third-party managers for day-to-day property management; risks relating to reliance on lease revenues; risks associated with nonrecourse mortgage loans; risks of financing arrangements that include balloon payment obligations; risks associated with failure to effectively hedge against interest rate changes; risks associated with volatility in the capital markets; risks associated with increased operating expenses; potential environmental liabilities; governmental regulations; inadequate insurance coverage; risks of environmental factors; risks associated with the cost of raw materials or energy costs; risks of investing in a foreign company; risks associated with deficiencies in disclosure controls and procedures or internal control over financial reporting; risks associated with information technology security breaches; litigation risks; and the concentrated ownership of Griffin common stock by members of the Cullman and Ernst families. These and the important factors discussed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report for the fiscal year ended November 30, 2016, among others, could cause actual results to differ materially from those indicated by forward‑looking statements made in this Annual Report and presented elsewhere by management from time to time. Any such forward‑looking statements represent management’s estimates as of the date of this Annual Report. While Griffin may elect to update such forward‑looking statements at some point in the future, Griffin disclaims any obligation to do so, even if subsequent events cause Griffin’s views to change. These forward‑looking statements should not be relied upon as representing Griffin’s views as of any date subsequent to the date of this Annual Report.

PART I

ITEM 1.  BUSINESS.

Griffin Industrial Realty, Inc. (“Griffin”) is a real estate business principally engaged in developing, managing and leasing industrial/warehouse properties, and to a lesser extent, office/flex properties. Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin’s core development and leasing strategy. Griffin seeks to add to its property portfolio through the acquisition and development of land or the purchase of buildings. Prior to May 13, 2015, Griffin was known as Griffin Land & Nurseries, Inc. On May 13, 2015, Griffin changed its name to better reflect its ongoing real estate business and focus on industrial/warehouse properties after the sale in fiscal 2014 of the landscape nursery business that Griffin had operated through its wholly owned subsidiary, Imperial Nurseries, Inc. (see Landscape Nursery Business on page 10).

As of November 30, 2016, Griffin owned thirty‑three buildings comprising approximately 3,297,000 square feet that was 93% leased. Approximately 87% of Griffin’s currently owned square footage is industrial/warehouse space, with the balance principally being office/flex space. As of November 30, 2016, approximately 96% of Griffin’s industrial/warehouse space was leased and approximately 74% of Griffin’s office/flex space was leased. Subsequent to November 30, 2016, Griffin completed the signing of two leases for industrial/warehouse space aggregating approximately 104,000 square feet, resulting in Griffin’s total portfolio being approximately 96% leased, with industrial/warehouse space being approximately 99% leased. As stated in “Item 2. Properties” below, Griffin uses nonrecourse mortgages to finance some of its real estate development activities, and as of November 30, 2016, approximately $111.1 million was outstanding under such loans. In fiscal 2016, Griffin’s profit from leasing activities (which Griffin defines as rental revenue less operating expenses of rental properties) was approximately $18.2 million, while debt service on Griffin’s nonrecourse mortgages was approximately $7.3 million.

Through fiscal 2009, all of Griffin’s buildings were located in the north submarket of Hartford, Connecticut. In fiscal 2010, Griffin started the expansion of its real estate holdings to areas outside of Hartford by purchasing an industrial building and undeveloped land in the Lehigh Valley of Pennsylvania (see Lehigh Valley on page 7). Griffin expects to continue to seek to acquire and develop properties that are consistent with its core strategy of developing and leasing industrial properties. Griffin expects that most of such potential acquisitions of either undeveloped land or land and buildings will likely be located outside of the Hartford area.

A national real estate services company reported that as of December 31, 2016, there was approximately 73.5 million square feet of industrial/warehouse space in the greater Hartford market and that the overall vacancy rate in the greater Hartford industrial market decreased from 12.3% at the end of 2014 to 9.2% at the end of 2016, with approximately 1.0 million square feet of net absorption in 2016. The greater Hartford industrial market had been stagnant in the years 2012 through 2014, but improved in 2015 and 2016. In the greater Hartford area, there are a number of fully or partially vacant industrial/warehouse buildings that are competitive with Griffin’s industrial/warehouse buildings. Griffin believes that it benefits from its reputation as a stable landlord with sufficient resources to meet its obligations and deliver space to tenants timely and in accordance with the terms of their lease agreements.

A national real estate services company reported that as of December 31, 2016, there was approximately 74.2 million square feet of industrial/warehouse space in the Lehigh Valley region of Pennsylvania, and that the vacancy rate in that market was 5.2% at that date, with a net absorption of approximately 7.6 million square feet in 2016. The Lehigh Valley industrial market has experienced strong growth and leasing activity during the past two years with an increase of approximately 11.5 million square feet of industrial/warehouse space.

All of Griffin’s office/flex space is in the north submarket of Hartford. A national real estate services company reported that as of December 31, 2016, there was approximately 24.6 million square feet of office space in the greater Hartford market, including approximately 14.9 million square feet of suburban office space. They also reported that the overall vacancy rate has remained at approximately 16% over the past two years, with the vacancy rate in the north submarket being 21% during that period. As of November 30, 2016, square footage of office/flex buildings comprised approximately 13% of Griffin’s total square footage, and Griffin expects that its office/flex space will continue to become a smaller percentage of its total space as Griffin expects to focus on the growth of its industrial/warehouse building portfolio either through acquisition of fully or partially leased buildings, development of buildings on land currently owned or to be acquired, or both.

Additional capacity or an increase in vacancies in either the industrial or office markets could adversely affect Griffin’s operating results by potentially resulting in longer times to lease vacant space, eroding lease rates in Griffin’s properties or hindering renewals by existing tenants. There can be no assurances as to the directions of the Hartford and Lehigh Valley real estate markets in the near future.

In fiscal 2016, Griffin completed and placed in service an approximately 252,000 square foot industrial building (“5210 Jaindl”) in the Lehigh Valley of Pennsylvania, thus completing the development of an approximately 50 acre parcel of undeveloped land acquired in December 2013. As of November 30, 2016, Griffin had entered into two leases for 5210 Jaindl resulting in that building being fully leased. Both of those leases are expected to become effective in the first half of fiscal 2017. In addition to the two leases at 5210 Jaindl, Griffin entered into several other leases aggregating approximately 240,000 square feet in fiscal 2016, all but approximately 21,000 square feet of which was for industrial/warehouse space. Included in the fiscal 2016 leasing activity was a lease for approximately 101,000 square feet in 4270 Fritch Drive (“4270 Fritch”), an approximately 303,000 square foot industrial/warehouse building in the Lehigh Valley built in fiscal 2014. As of November 30, 2016, Griffin’s five Lehigh Valley industrial/warehouse buildings aggregating approximately 1,183,000 square feet were fully leased. In addition to the Lehigh Valley leasing, Griffin completed several leases aggregating approximately 139,000 square feet for its Connecticut properties, including approximately 118,000 square feet of industrial/warehouse space, mostly in New England Tradeport (“NE Tradeport”), Griffin’s master‑planned industrial park near Bradley International Airport and Interstate 91, located in Windsor and East Granby, Connecticut. In fiscal 2016, Griffin also extended leases aggregating approximately 248,000 square feet, most of which was NE Tradeport industrial/warehouse space. Also in fiscal 2016, leases for approximately 132,000 square feet expired, which included a lease for an entire approximately 57,000 square foot NE Tradeport industrial/warehouse building that was subsequently re-leased during the year. The net effect of these transactions was an increase of approximately 410,000 square feet in industrial/warehouse space under lease as of November 30, 2016 as compared to November 30, 2015 and a decrease of approximately 51,000 square feet in office/flex space under lease as of November 30, 2016 as compared to November 30, 2015.

In fiscal 2015, Griffin completed and placed in service an approximately 280,000 square foot industrial building (“5220 Jaindl”) in the Lehigh Valley of Pennsylvania. The tenant that initially leased approximately 196,000 square feet in 5220 Jaindl when the building was placed in service subsequently exercised its option under the lease to lease the balance of the building. Rental revenue on the additional space commenced in fiscal 2016. In addition to fully leasing 5220 Jaindl in fiscal 2015, Griffin completed several other leases aggregating approximately 191,000 square feet, of which approximately 90% was for industrial/warehouse space and approximately 10% was for office/flex space. In fiscal 2015, several leases aggregating approximately 52,000 square feet of office/flex space expired and were not renewed and a lease of approximately 31,000 square feet of industrial/warehouse space was terminated early for which Griffin received a lease termination fee. The net effect of these transactions was an increase of approximately 421,000 square feet in industrial/warehouse space under lease as of November 30, 2015 as compared to November 30, 2014 and a decrease of approximately 33,000 square feet in office/flex space under lease as of November 30, 2015 as compared to November 30, 2014. In fiscal 2015, Griffin also renewed and extended several leases aggregating approximately 326,000 square feet of industrial/warehouse space and approximately 71,000 square feet of office/flex space.

In fiscal 2014, Griffin entered into three new leases of industrial/warehouse space for an aggregate of approximately 371,000 square feet and three new leases of office/flex space for an aggregate of approximately 38,000 square feet. The leasing of industrial/warehouse space in fiscal 2014 included a five year lease for approximately 202,000 square feet at 4270 Fritch. In fiscal 2014, Griffin also entered into a ten year full building lease for approximately 138,000 square feet in one of its industrial buildings in NE Tradeport. In fiscal 2014, leases of industrial/warehouse space aggregating approximately 43,000 square feet expired and were not renewed, and a lease of industrial/warehouse space increased by approximately 47,000 square feet as the remaining vacant space in the building was added to the leased space in accordance with the lease terms. The net effect of these transactions was an increase of approximately 374,000 square feet in industrial/warehouse space under lease during fiscal 2014, while office/flex space under lease was essentially unchanged during fiscal 2014. Griffin also renewed and extended several leases aggregating approximately 27,000 square feet of office/flex space and approximately 11,000 square feet of industrial/warehouse space in fiscal 2014.

Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which does not fit into Griffin’s core strategy of developing and leasing industrial and commercial properties. Such sale transactions may take place either before or after obtaining development approvals and building basic infrastructure.

In fiscal 2016, Griffin completed one land sale for approximately $3.8 million. In each of fiscal 2015 and fiscal 2014, Griffin completed one land sale for approximately $0.6 million. In fiscal 2013, Griffin completed a sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the “Windsor Land Sale”) for cash proceeds of approximately $9.0 million, before transaction expenses. The land sold under the Windsor Land Sale is part of an approximately 268 acre parcel of undeveloped land in Bloomfield and Windsor, Connecticut known as Phoenix Crossing that has been held by Griffin for an extended time period. Under the terms of the Windsor Land Sale, Griffin and the buyer were each required to construct roadways connecting the land parcel that was sold to existing town roads. The roads constructed by the buyer and the road being constructed by Griffin will become new town roads, thereby providing access to the remaining acreage in Griffin’s land parcel. As a result of Griffin’s continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method, under which the revenue and gain on sale are recognized as the costs related to the property sold are incurred. Griffin recognized revenue of approximately $0.6 million, approximately $2.5 million and approximately $3.1 million from the Windsor Land Sale in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. As of November 30, 2016, approximately $0.1 million of revenue from the Windsor Land Sale remains to be recognized.

The weakness in the residential real estate market has adversely affected Griffin’s residential real estate development activities. The continued weakness of the residential real estate market could result in lower selling prices for Griffin’s land intended for residential use or delay the sale of such land.

Griffin’s development of its land is affected by regulatory and other constraints. Subdivision and other residential development may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Industrial/warehouse development activities on Griffin’s undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies.

Griffin maintains a corporate website at www.griffinindustrial.com. Griffin’s Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and the proxy statement for Griffin’s Annual Meeting of Stockholders can be accessed through Griffin’s website or through the SEC website at www.sec.gov. Griffin will provide electronic or paper copies of its foregoing filings free of charge upon request. Griffin was incorporated in 1970.

Industrial/Warehouse Properties

Connecticut

A significant portion of Griffin’s industrial development in Connecticut has been focused on NE Tradeport, where Griffin has built and currently owns thirteen industrial/warehouse buildings aggregating approximately 1,466,000 square feet, of which approximately 92% was leased as of November 30, 2016. Subsequent to November 30, 2016, Griffin entered into two leases in NE Tradeport for industrial/warehouse space aggregating approximately 104,000 square feet, resulting in Griffin’s portfolio of industrial/warehouse space in Connecticut being approximately 99% leased.

In NE Tradeport, Griffin holds the rights to 795,000 square feet available for development under the State Traffic Certificate (“STC”) which relates to four approved building sites on approximately 70 acres and an approved addition to one of Griffin’s existing buildings. Griffin owns an additional 95 acres of undeveloped land within NE Tradeport, 60 acres of which are located in Windsor and the abutting 35 acres of which are located in East Granby. There are no STC or other approvals currently in place (other than zoning in the case of Windsor) for the development of this remaining land for industrial use. Griffin believes that additional infrastructure improvements, which may be significant, may be required to obtain approvals to develop portions of this land, particularly the portions in East Granby. Griffin expects to continue to direct much of its real estate efforts in Connecticut on the construction and leasing of its industrial/warehouse facilities at NE Tradeport.

In fiscal 2016, Griffin leased approximately 87,000 square feet in NE Tradeport, including a new full building lease of approximately 57,000 square feet that replaced an existing full building lease that expired and was not renewed during fiscal 2016. Also in fiscal 2016, Griffin renewed several leases aggregating approximately 222,000 square feet. The rental rates for leases in NE Tradeport that were renewed in fiscal 2016 were, on average, essentially unchanged from the rental rates of the expiring leases. Management believes that the rental rates on the two NE Tradeport leases aggregating approximately 33,000 square feet that are scheduled to expire in fiscal 2017 are slightly above the market rates for similar space.

In addition to its industrial/warehouse buildings in NE Tradeport, Griffin owns a 165,000 square foot industrial building (“1985 Blue Hills”) in Griffin Center, Griffin’s office park in Windsor and Bloomfield, Connecticut, that is being used principally as a data center and call center, an approximately 31,000 square foot industrial/warehouse building (“131 Phoenix”) in Bloomfield, Connecticut that is being used principally as a research and development facility and an approximately 18,000 square foot industrial/warehouse building (“210 West Newberry”) in Griffin Center South, Griffin’s office/flex park in Bloomfield, Connecticut. 131 Phoenix is on an approximately 5 acre site that is part of Phoenix Crossing. In fiscal 2013, Griffin sold approximately 90 acres of undeveloped Phoenix Crossing land in the Windsor Land Sale. As of November 30, 2016, Griffin owns approximately 159 acres of undeveloped land in Phoenix Crossing that is zoned for industrial and commercial development. On December 23, 2016, Griffin entered into an agreement to sell approximately 67 acres of its undeveloped land in Phoenix Crossing for approximately $10.25 million. Completion of this transaction is subject to a number of factors, including the buyer obtaining all necessary final permits from governmental authorities for development plans of the site and the buyer receiving municipal and state economic development incentives it deems adequate. There is no guarantee that this transaction will be completed under its current terms, or at all.

As of November 30, 2016, approximately $66.2 million was invested (net book value) by Griffin in its Connecticut industrial/warehouse buildings, approximately $4.4 million was invested (net book value) by Griffin in the undeveloped NE Tradeport land and approximately $4.2 million was invested in the undeveloped Phoenix Crossing land, including the acreage under contract to be sold (see above). As of November 30, 2016, twelve of Griffin’s Connecticut industrial/warehouse buildings were mortgaged for an aggregate of approximately $54.0 million and 210 West Newberry was included in the collateral for Griffin’s $15.0 million revolving line of credit (see below). Subsequent to November 30, 2016, Griffin agreed to terms on a nonrecourse mortgage loan on two NE Tradeport industrial/warehouse buildings aggregating approximately 275,000 square feet that were not mortgaged as of November 30, 2016. Completion of this proposed new mortgage loan is subject to a number of contingencies, including the entry into a definitive loan agreement. There is no guarantee that this transaction will be completed under its current terms, or at all.

A summary of Griffin’s Connecticut industrial/warehouse square footage owned and leased at the end of each of the past three fiscal years and leases in Griffin’s Connecticut industrial/warehouse buildings scheduled to expire during each of the next three fiscal years are as follows:

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2014	1,681,000	1,365,000	81%
November 30, 2015	1,681,000	1,507,000	90%
November 30, 2016	1,681,000	1,564,000	93%

	2017	2018	2019
Square footage of leases expiring	33,000	116,000	476,000
Percentage of total leased space at November 30, 2016	1%	4%	16%
Number of tenants with leases expiring	2	4	5
Annual rental revenue of expiring leases	$258,000	$877,000	$3,383,000
Annual rental revenue of expiring leases as a percentage of Griffin’s total fiscal 2016 rental revenue	1%	3%	13%

Lehigh Valley

In fiscal 2010, Griffin completed its first acquisition of property outside of the Hartford, Connecticut area, when it acquired a fully leased approximately 120,000 square foot industrial building at 871 Nestle Way (“871 Nestle”) in Breinigsville, Pennsylvania, which is located in the Lehigh Valley. Also in fiscal 2010, Griffin acquired approximately 51 acres of undeveloped land in Lower Nazareth, Pennsylvania, a major industrial area of the Lehigh Valley, which Griffin named Lehigh Valley Tradeport I. In fiscal 2012, Griffin completed construction, on speculation, of 4275 Fritch Drive (“4275 Fritch”), an approximately 228,000 square foot industrial building, the first of the two buildings built in Lehigh Valley Tradeport I. In fiscal 2013, Griffin entered into a five‑year full building lease of this building. In fiscal 2014, Griffin completed construction, also on speculation, of 4270 Fritch, an approximately 303,000 square foot industrial building, that was the second of two buildings built in Lehigh Valley Tradeport I. In fiscal 2014, Griffin entered into a five year lease of approximately 201,000 square feet of 4270 Fritch and the lease became effective in the fiscal 2015 second quarter upon completion of tenant improvements. In fiscal 2016, Griffin leased the remaining approximately 102,000 square feet of 4270 Fritch. In fiscal 2015, Griffin completed construction of 5220 Jaindl, the first of the two industrial/warehouse buildings built on the undeveloped land in Hanover Township of the Lehigh Valley acquired in December 2013, known as Lehigh Valley Tradeport II. In fiscal 2015, Griffin leased approximately 196,000 square feet of 5220 Jaindl. The lease commenced at the beginning of the fiscal 2015 fourth quarter, and in November 2015, the tenant exercised its option to lease the balance of the building. Rental revenue for the remaining space in 5220 Jaindl commenced in fiscal 2016. In fiscal 2016, Griffin completed construction of 5210 Jaindl, an approximately 252,000 square foot industrial/warehouse building that was the second building built in Lehigh Valley Tradeport II. Griffin leased 5210 Jaindl in fiscal 2016, with rental revenue on the leases for 5210 Jaindl expected to begin in the first half of fiscal 2017.

As of November 30, 2016, Griffin owned five fully leased industrial/warehouse buildings in the Lehigh Valley aggregating approximately 1,183,000 square feet. Approximately $65.5 million was invested (net book value) in these buildings as of November 30, 2016. All five Lehigh Valley industrial/warehouse buildings are mortgaged under three separate nonrecourse mortgage loans for a total of approximately $51.1 million as of November 30, 2016.

A summary of Griffin’s Lehigh Valley industrial/warehouse square footage owned and leased at the end of each of the past three fiscal years and leases in Griffin’s Lehigh Valley industrial/warehouse buildings scheduled to expire during each of the next three fiscal years are as follows:

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2014	651,000	549,000	84%
November 30, 2015	931,000	829,000	89%
November 30, 2016	1,183,000	1,183,000	100%

	2017	2018	2019
Square footage of leases expiring	—	228,000	—
Percentage of total leased space at November 30, 2016	—	7%	—
Number of tenants with leases expiring	—	1	—
Annual rental revenue of expiring leases	$—	$1,475,000	$—
Annual rental revenue of expiring leases as a percentage of Griffin’s total fiscal 2016 rental revenue	—	6%	—

On March 23, 2016, Griffin entered into an Agreement of Sale and Purchase (the “East Allen Purchase Agreement”) to acquire an approximately 31 acre site in East Allen Township, Northampton County, Pennsylvania for development of an industrial/warehouse building. Subsequently, Griffin exercised its right to terminate the East Allen Purchase Agreement based on its due diligence findings. After the East Allen Purchase Agreement was terminated, Griffin has continued negotiations with the seller to reach a new agreement. Completion of a new purchase agreement is uncertain at this time.

On May 4, 2016, Griffin entered into an Agreement of Sale and Purchase, as amended (the “Macungie Purchase Agreement”), to acquire, for a purchase price of $1.8 million, an approximately 14 acre site in Upper Macungie Township, Lehigh County, Pennsylvania for development of an approximately 134,000 square foot industrial/warehouse building. A closing on the land acquisition contemplated by the Macungie Purchase Agreement is subject to significant contingencies, including Griffin obtaining all governmental approvals for its planned development of the land that would be acquired. There is no guarantee that the land acquisition as contemplated under the Macungie Purchase Agreement will be completed under its current terms, or at all.

Griffin may seek to acquire additional properties and/or undeveloped land parcels to expand the industrial/warehouse portion of its real estate business. Griffin continues to examine potential properties for acquisition in New England, the Mid‑Atlantic states and other areas.

Office/Flex Properties

Griffin’s office/flex properties are located in Griffin Center in Windsor and Bloomfield, Connecticut and Griffin Center South in Bloomfield. In Griffin Center, Griffin currently owns two multi‑story office buildings that have an aggregate of approximately 161,000 square feet, a single story office building of approximately 48,000 square feet and a small restaurant building of approximately 7,000 square feet. In Griffin Center South, Griffin currently owns eight office/flex buildings with an aggregate of approximately 217,000 square feet of single story office/flex space. As of November 30, 2016, approximately 319,000 square feet of Griffin’s office/flex square footage was leased, comprising approximately 74% of Griffin’s total office/flex space.

In fiscal 2016, Griffin entered into two new leases for office/flex space aggregating approximately 21,000 square feet, including a lease for approximately 16,000 square feet in the single story Griffin Center office building that resulted in that building becoming fully leased. Also in fiscal 2016, two leases of office/flex space aggregating approximately 26,000 square feet were renewed, while leases aggregating approximately 72,000 square feet of office/flex space expired. The tenant of one of the expired office/flex leases (approximately 21,000 square feet) did not renew because they entered into a full building lease for 131 Phoenix, Griffin’s approximately 31,000 square foot industrial/warehouse building in Phoenix Crossing. The rental rates for office/flex leases that were renewed in fiscal 2016 were, on average, approximately 5% lower than the rental rates of the expiring leases. Management believes that the rental rates on the three leases of office/flex space aggregating approximately 49,000 square feet that are scheduled to expire in fiscal 2017 are slightly above the market rates for similar space. Subsequent to November 30, 2016, Griffin entered into a ten year full building lease for the approximately 23,000 square feet at 206 West Newberry Road. The full building tenant there had previously informed Griffin that it would not be renewing its lease when it expires in fiscal 2017. The rental rate of the new lease is equivalent to the rate on the expiring lease; however, Griffin expects to incur higher operating expenses in servicing the new tenant than have been incurred in servicing the existing tenant.

In the fiscal 2016 fourth quarter, Griffin closed on the sale of approximately 29 acres of an approximately 45 acre parcel of the undeveloped land in Griffin Center for approximately $3.8 million. An additional approximately 15 acres of that land parcel, much of which is wetlands with very limited development potential, was donated to an affiliate of the purchaser at the time of the closing.

Currently there are approximately 162 acres of undeveloped land in Griffin Center and approximately 68 acres of undeveloped land in Griffin Center South that are owned by Griffin. As of November 30, 2016, approximately $18.4 million was invested (net book value) in Griffin’s office/flex buildings and approximately $1.6 million was invested by Griffin in the undeveloped land in Griffin Center and Griffin Center South. Griffin’s two multi‑story office buildings in Griffin Center are mortgaged for approximately $6.0 million as of November 30, 2016, and Griffin’s single story office building in Griffin Center and the eight single-story office/flex buildings and industrial/warehouse building in Griffin Center South are the collateral for Griffin’s $15.0 million revolving line of credit. There were no borrowings under the revolving line of credit as of November 30, 2016.

A summary of Griffin’s office/flex square footage owned and leased at the end of each of the past three fiscal years and leases in Griffin’s office/flex buildings scheduled to expire (excluding the space where a replacement lease has been secured) during each of the next three fiscal years are as follows:

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2014	433,000	403,000	93%
November 30, 2015	433,000	370,000	85%
November 30, 2016	433,000	319,000	74%

	2017	2018	2019
Square footage of leases expiring	27,000	25,000	40,000
Percentage of total leased space at November 30, 2016	1%	1%	1%
Number of tenants with leases expiring	2	3	2
Annual rental revenue of expiring leases	$326,000	$437,000	$729,000
Annual rental revenue of expiring leases as a percentage of Griffin’s total fiscal 2016 rental revenue	1%	2%	3%

Residential Developments

Simsbury, Connecticut

Several years ago, Griffin filed plans for the creation of a residential community, called Meadowood, on a 363 acre site in the Town of Simsbury, Connecticut (“Simsbury”). After several years of litigation with the town regarding this proposed residential development, a settlement was reached. The settlement terms included, among other things, approval for up to 296 homes, certain remediation measures and offsite road improvements to be performed by Griffin and the purchase by Simsbury of a portion of the Meadowood land for open space. The sale of land to Simsbury closed in fiscal 2008. In fiscal 2012, Griffin performed a portion of the required remediation work on the site and completed the required offsite road improvements. In fiscal 2014, Griffin completed the required remediation work. As of November 30, 2016, the book value of the land for this development, including design, development and legal costs, was approximately $8.5 million. Griffin is continuing to evaluate its plans for Meadowood.

Griffin owns another approximate 432 acres of undeveloped land in Simsbury, portions of which are zoned for residential use and other portions of which are zoned for industrial use. Not all of this land is developable. The land currently zoned for industrial use is probably more suited to commercial or mixed‑use development. Griffin may seek to develop or sell such land.

Suffield, Connecticut

In fiscal 2006, Griffin completed the infrastructure for a fifty lot residential subdivision in Suffield, Connecticut called Stratton Farms. Griffin sold twenty‑five residential lots in Stratton Farms to a local homebuilder in fiscal 2006 and fiscal 2007. In fiscal 2010, Griffin entered into an agreement with a privately owned regional homebuilder under which in exchange for a payment of $100,000, the homebuilder obtained an option to purchase the remaining twenty‑five residential lots of Stratton Farms. The option agreement terminated after four lots were sold. Subsequently, Griffin sold one Stratton Farms residential lot in fiscal 2013. As of November 30, 2016, Griffin held twenty Stratton Farms residential lots. The book value for Griffin’s Stratton Farms holdings was approximately $1.1 million at November 30, 2016.

Other

Concurrently with the sale of the landscape nursery business effective January 8, 2014, Imperial Nurseries, Inc. (“Imperial”), Griffin and Monrovia Connecticut LLC (“Monrovia”) entered into a Lease and Option Agreement, which was amended in fiscal 2016 (as amended, the “Imperial Lease”) pursuant to which Monrovia leased Imperial’s production nursery located in Granby and East Granby, Connecticut (the “Connecticut Farm”) for a ten year period, with options to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease also grants Monrovia an option to purchase the land, land improvements and other operating assets that were used by Imperial on the Connecticut Farm during the first thirteen years of the lease period for $9.5 million, or $7.0 million if only a certain portion of the Connecticut Farm is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease.

Prior to the fiscal 2009 third quarter, Imperial operated a production nursery in Quincy, Florida (the “Florida Farm”). In fiscal 2009, Imperial shut down its growing operations on the Florida Farm and leased that facility to a grower of landscape nursery plants. In fiscal 2015, the tenant exercised its option to acquire the Florida Farm, but subsequently informed Imperial that it would not close the acquisition. As a result, Griffin retained the tenant’s deposit of $400,000 and the Florida Farm lease was extended through April 30, 2016. After the expiration of that lease, Griffin then entered into a new lease of the Florida Farm with another grower of landscape nursery plants that started July 1, 2016. The new lease of the Florida Farm has a three year term and contains an option for the tenant to purchase the Florida Farm at any time during the lease period for a purchase price between $3.4 million and $3.9 million depending upon the date of sale.

In fiscal 2016, Griffin leased approximately 650 acres of undeveloped land in Connecticut and Massachusetts to local farmers. Approximately 550 acres and 485 acres were leased to local farmers in fiscal 2015 and fiscal 2014, respectively. The revenue generated from the leasing of farmland is not material to Griffin’s total revenue.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Option Agreement”) whereby Griffin granted the buyer an exclusive option, in exchange for a nominal fee, to purchase approximately 280 acres of undeveloped land in Simsbury for approximately $7.7 million. The buyer may extend the option period up to three years upon payment of additional option fees. Subsequent to November 30, 2016, the buyer paid Griffin to extend the option period. The land subject to the Option Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require changes in the use of the land and obtaining local and state approvals for that planned use. There is no guarantee that the sale of undeveloped land as contemplated under the Option Agreement will be completed under its current terms, or at all.

Griffin is evaluating its other properties for development or sale in the future. Griffin anticipates that obtaining subdivision approvals for residential development in many of the towns where it owns residentially‑zoned land will be an extended process.

Landscape Nursery Business

Through January 7, 2014, Imperial operated a landscape nursery business that grew containerized plants on the Connecticut Farm for sale to independent retail garden centers and rewholesalers, whose main customers are landscape contractors. Imperial discontinued its nursery operations on January 8, 2014, when Griffin, Imperial and Monrovia entered into an Asset Purchase Agreement whereby Imperial’s inventory and certain of its assets were sold to Monrovia for approximately $0.7 million in cash, before transaction and severance costs, and a non‑interest bearing note receivable (which Griffin subsequently collected) of $4.25 million (the “Imperial Sale”). Pursuant to the terms of the Imperial Sale, Griffin and Imperial agreed to indemnify Monrovia for any potential environmental liabilities on the Connecticut Farm relating to periods prior to the effective date of the Imperial Sale.

Investments

Centaur Media plc

Centaur Media plc (“Centaur Media”) is a publicly traded company listed on the London Stock Exchange. As of November 30, 2016, Griffin held 1,952,462 shares of Centaur Media and accounts for its investment in Centaur Media as an available‑for‑sale security. Accordingly, changes in the fair value of Griffin’s investment in Centaur Media, including both changes in the stock price and changes in the foreign currency exchange rate, are not included in Griffin’s net income but are included in Griffin’s other comprehensive income. As of November 30, 2016, the fair value of Griffin’s investment in Centaur was approximately $1.0 million. In fiscal 2014, Griffin sold 500,000 shares of its Centaur Media common stock for total cash proceeds of approximately $566,000, net of transaction costs. Griffin did not sell any of its stock in Centaur Media in fiscal 2015 and fiscal 2016. Griffin expects that it will sell its Centaur Media common stock when it believes sales terms are favorable.

Employees

As of November 30, 2016, Griffin employed 33 people on a full‑time basis. Presently, none of Griffin’s employees are represented by a union. Griffin believes that its relations with its employees are satisfactory.

Competition

The market for leasing industrial/warehouse space and office/flex space is highly competitive. Griffin competes for tenants with owners of numerous properties located in the portions of Connecticut, Massachusetts and the Lehigh Valley region of Pennsylvania in which Griffin’s real estate holdings are concentrated. Some of these competitors have greater financial resources than Griffin. Griffin’s real estate business competes on the bases of location, price, availability of space, convenience and amenities.

There is a great amount of competition for the acquisition of industrial/warehouse buildings and for the acquisition of undeveloped land for construction of such buildings. Griffin competes for the acquisition of industrial/warehouse properties with real estate investment trusts (“REITs”) and institutional investors, such as pension funds, private real estate investment funds, insurance company investment accounts, public and private investment companies, individuals and other entities engaged in real estate investment activities. Some of these competitors have greater financial resources than Griffin, and may be able to accept more risk, including risk related to the creditworthiness of tenants or the degree of leverage they may be willing to take on. Competitors for acquisitions may also have advantages from a lower cost of capital or greater operating efficiencies associated with being a larger entity.

Regulation: Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of Griffin’s land may be affected by the presence of residual chemicals from the prior use of the land for farming, principally on a portion of the land that is intended for residential use. In the event that Griffin is unable to remediate adequately any of its land intended for residential use, Griffin’s ability to develop such property for its intended purposes would be materially affected.

Griffin periodically reviews its properties for the purpose of evaluating such properties’ compliance with applicable state and federal environmental laws. In connection with the Imperial Sale, Griffin has incurred a small amount of costs to remediate a small area of the Connecticut Farm that is leased to Monrovia under the Imperial Lease. As of the date of this Annual Report on Form 10‑K, Griffin is in discussions with the Connecticut Department of Energy and Environmental Protection (“DEEP”) regarding the recent findings of exceedances of certain residual pesticides on a limited portion of the Connecticut Farm being leased to Monrovia. At this time, Griffin does not anticipate experiencing, in the next twelve months, any material expense in complying with such laws. Griffin may incur remediation costs in the future in connection with its development operations. Such costs are not expected to be significant as compared to expected proceeds from development projects or property sales.

ITEM 1A.  RISK FACTORS.

Griffin’s real estate business has a number of risk factors. The risk factors discussed below are those that management deems to be material, but they may not be the only risks facing Griffin. Additional risks not currently known or currently deemed not to be material may also impact Griffin. If any of the following risks occur, Griffin’s business, financial condition, operating results and cash flows could be adversely affected. Investors should also refer to Griffin’s quarterly reports on Form 10-Q for any material updates to these risk factors.

Adverse Economic Conditions and Credit Markets

Griffin’s real estate business may be affected by market conditions and economic challenges experienced by the U.S. economy as a whole, conditions in the credit markets or by local economic conditions in the markets in which its properties are located. Such conditions may impact Griffin’s results of operations, financial condition or ability to expand its operations as a result of the following:

•

The financial condition of Griffin’s tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•

A decrease in investment spending, the curtailment of expansion plans or significant job losses may decrease demand for Griffin’s industrial/warehouse and office/flex space, causing market rental rates and property values to be negatively impacted;

•

Griffin’s ability to borrow on terms and conditions that it finds acceptable, or at all, may be limited, which could reduce its ability to pursue acquisition and development opportunities, refinance existing debt, and/or increase future interest expense;

•	Reduced values of Griffin’s properties may limit its ability to obtain debt financing collateralized by its properties or may limit the proceeds from such potential financings;
•	A weak economy may limit sales of land intended for commercial/industrial use;
•	Changes in supply or demand for similar or competing properties in an area may adversely affect Griffin’s competitive position; and
•	Long periods of time may elapse between the commencement and the completion of Griffin’s projects.

Downturn in the Residential Real Estate Market

Weakness in the residential real estate market may adversely affect Griffin’s residential real estate development activities, including lowering selling prices and/or delaying the development and/or sale of Griffin’s undeveloped land intended for residential use.

Risks Associated with Concentration of Real Estate Holdings

Griffin’s real estate holdings are concentrated in the Hartford, Connecticut area and the Lehigh Valley of Pennsylvania. Adverse changes in the local economies, state or local governmental regulations or real estate markets, including the market’s ability to absorb newly constructed space, could impact Griffin’s real estate operations, including Griffin’s ability to re‑lease vacant space and have an adverse effect on rental rates.

Griffin’s real estate properties compete with other properties in the areas where it operates. The construction of new facilities by competitors would increase capacity in the marketplace, and an increase in the amount of vacancies in competitors’ properties and negative absorption of space could result in Griffin experiencing longer times to lease vacant space, eroding lease rates or hindering renewals by existing tenants.

Additionally, real estate properties are not as liquid as other types of investments and this lack of liquidity could limit Griffin’s ability to react promptly to changes in economic, financial, investment or other conditions.

Risks Associated with Entering New Real Estate Markets

Griffin expects to continue to seek to acquire properties either in the Lehigh Valley or other markets outside of the Hartford, Connecticut area. Operating in a real estate market that is new for Griffin creates additional risks and uncertainties to Griffin’s operations.

Competition with Other Parties for Property Investments

There is a great amount of competition for the acquisition of industrial/warehouse buildings and for the acquisition of undeveloped land for construction of such buildings. Griffin competes for the acquisition of industrial/warehouse properties with REITs and institutional investors, such as pension funds, private real estate investment funds, insurance company investment accounts, public and private investment companies, individuals and other entities engaged in real estate investment activities. Some of these competitors have greater financial resources than Griffin, and may be able to accept more risk, including risk related to the creditworthiness of tenants or the degree of leverage they may be willing to take on. Competitors for acquisitions may also have advantages from a lower cost of capital or greater operating efficiencies associated with being a larger entity.

Risks Associated with the Use of Third Party Managers for Day-to-Day Property Management

Griffin currently utilizes a local third party manager for the day-to-day management of its Lehigh Valley properties. To the extent that Griffin uses a third party manager, the cash flows from its Lehigh Valley properties may be adversely affected if the property manager fails to provide quality services. Additionally, the third party manager manages and owns other properties that may compete with Griffin’s properties, which may result in conflicts of interest and decisions regarding the operation of Griffin’s properties that are not in Griffin’s best interests.

Risks Relating to Reliance on Lease Revenue

The substantial majority of Griffin’s revenue is derived from lease revenue from its industrial/warehouse and office/flex buildings. Griffin’s revenue would be adversely affected if a significant number of Griffin’s tenants were unable to meet their obligations to Griffin or if Griffin were unable to lease a significant amount of space in its properties on economically favorable lease terms. In addition, there can be no assurance that any tenant whose lease expires in the future will renew such lease or that Griffin will be able to re‑lease space on economically favorable terms. Griffin’s inability to re‑lease space on economically favorable terms could adversely affect its financial condition and results of operations.

Risks Associated with Nonrecourse Mortgage Loans

As of November 30, 2016, Griffin had indebtedness under nonrecourse mortgage loans of approximately $111.1 million, collateralized by approximately 82% of the total square footage of its industrial/warehouse and office/flex buildings. If a significant number of Griffin’s tenants were unable to meet their obligations to Griffin or if Griffin were unable to lease a significant amount of space in its properties on economically favorable lease terms, there would be a risk that Griffin would not have sufficient cash flow from operations for payments of required principal and interest on these loans. If Griffin were unable to make such payments and were to default, the property collateralizing the mortgage loan could be foreclosed upon, and Griffin’s financial condition and results of operations would be adversely affected. In addition, two of Griffin’s nonrecourse mortgage loans contain cross default provisions. A default under a mortgage loan that has cross default provisions may cause Griffin to automatically default on another loan.

Risks Associated with Financing Arrangements that Include Balloon Payment Obligations

Certain of Griffin’s nonrecourse mortgage loans require a lump-sum or “balloon” payment at maturity. Griffin’s ability to make a balloon payment at maturity may be uncertain and may depend upon its ability to obtain additional financing. At the time the balloon payment is due, Griffin may or may not be able to refinance the balloon payment on terms as favorable as the original mortgage terms.

Risks Associated with Failure to Effectively Hedge Against Interest Rate Fluctuation

Griffin has entered into several interest rate swap agreements to hedge its interest rate exposures related to its variable rate nonrecourse mortgages on certain of its industrial/warehouse and office/flex buildings. These agreements have costs and involve the risks that these arrangements may not be effective in reducing Griffin’s exposure to interest rate fluctuations and that a court could rule that such agreements are not legally enforceable. The failure to hedge effectively against interest rate fluctuations may materially and adversely affect Griffin’s results of operations. Additionally, any settlement charges incurred to terminate an interest rate swap agreement may result in increased interest expense, which may also have an adverse effect on Griffin’s results of operations.

Risks Associated with Volatility in the Capital and Credit Markets

Volatility and disruption in the capital and credit markets could make it more difficult to borrow money. Market volatility could hinder Griffin’s ability to obtain new debt financing or refinance maturing debt on favorable terms, or at all. Any financing or refinancing issues could materially and adversely affect Griffin. Market turmoil and the tightening of credit can lead to an increased lack of consumer confidence and widespread reduction of business activity in general, which also could materially and adversely impact Griffin, including its ability to acquire and dispose of assets on favorable terms, or at all.

Risks Associated with Increased Operating Expenses

Operating expenses such as real estate taxes, fuel, utilities, labor, repairs and maintenance, building materials and insurance, are not fixed and may increase in the future. Griffin may not be able to pass these costs on to its tenants and, therefore, any such increases could have an adverse effect on Griffin’s results of operations and cash flow.

Potential Environmental Liabilities

Griffin has extensive land holdings in Connecticut and Massachusetts and in fiscal 2010 started acquiring properties in the Lehigh Valley of Pennsylvania. Under federal, state and local environmental laws, ordinances and regulations, Griffin may be required to investigate and clean up the effects of releases of hazardous substances or petroleum products at its properties because of its current or past ownership or operation of the real estate. If previously unidentified environmental problems arise, Griffin may have to make substantial payments, which could adversely affect its cash flow. As an owner or operator of properties, Griffin may have to pay for property damage and for investigation and clean‑up costs incurred in connection with a contamination. The law typically imposes cleanup responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Changes in environmental regulations may impact the development potential of Griffin’s undeveloped land or could increase operating costs due to the cost of complying with new regulations.

Governmental Regulations

Griffin’s operations are subject to governmental regulations that affect real estate development, such as local zoning ordinances. Any changes in such regulations may impact the ability of Griffin to develop its properties or increase Griffin’s costs of development. Subdivision and other residential development may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Commercial and industrial development activities of Griffin’s undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies.

Insurance Coverage Does Not Include All Potential Losses in the Real Estate Business

Griffin carries comprehensive insurance coverage, including property, fire, terrorism and loss of rental revenue. The insurance coverage contains policy specifications and insured limits. However, there are certain losses that are not generally insured against or that are not fully insured against. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of Griffin’s properties, Griffin could experience a significant loss of capital invested and potential revenue from the properties affected.

Risks Associated with the Cost of Raw Materials and Energy Costs

Griffin’s construction activities and maintenance of its current portfolio could be adversely affected by increases in raw materials or energy costs. As petroleum and other energy costs increase, products used in the construction of Griffin’s facilities, such as steel, masonry, asphalt, cement and building products may increase. An increase in the cost of building new facilities could negatively impact Griffin’s future operating results through increased depreciation expense. An increase in construction costs would also require increased investment in Griffin’s real estate assets, which may lower the return on investment in new facilities. An increase in energy costs could increase Griffin’s building operating expenses and thereby lower Griffin’s operating results.

Investment in a Foreign Company

Griffin has an investment in Centaur Media plc, a public company based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates.

Risks Associated with Deficiencies in Disclosure Controls and Procedures or Internal Control over Financial Reporting

Griffin’s design and effectiveness of disclosure controls and procedures and internal controls over financial reporting may not prevent all errors, misstatements or misrepresentations. While Griffin continues to review the effectiveness of its disclosure controls and procedures and internal controls over financial reporting, there can be no guarantee that its internal controls over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness or significant deficiency, in its internal controls over financial reporting which may occur in the future could result in misstatements of Griffin’s results of operations, restatements of its financial statements and a decline in its stock price, or otherwise materially adversely affect Griffin’s business, reputation, results of operations, financial condition or liquidity.

Risks Associated with Information Technology (“IT”) Security Breaches

As part of Griffin’s normal business activities, it uses information technology and other computer resources to carry out important operational activities and to maintain its business records. Griffin’s computer systems, including its backup systems, are subject to interruption or damage from power outages, computers and telecommunications failures, computer viruses, security breaches (including through cyber-attack and data theft), usage errors and catastrophic events, such as fires, floods, tornadoes and hurricanes. If Griffin’s computer systems and its backup systems are compromised, degraded, damaged or breached, or otherwise cease to function properly, Griffin could suffer interruptions in its operations or unintentionally allow misappropriation of proprietary or confidential information, which could damage its reputation and require Griffin to incur significant costs to remediate or otherwise resolve these issues. Although Griffin makes efforts to maintain the security and integrity of its IT networks and related systems, there can be no assurance that the security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

The Concentrated Ownership of Griffin Common Stock by Members of the Cullman and Ernst Families

Members of the Cullman and Ernst families (the “Cullman and Ernst Group”), which include Frederick M. Danziger, Griffin’s Executive Chairman, Michael S. Gamzon, a director and Griffin’s President and Chief Executive Officer and Edgar M. Cullman, Jr., a director of Griffin, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 46.2% of the outstanding common stock of Griffin as of November 30, 2016. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin’s corporate and management policies and may limit other Griffin stockholders’ ability to influence Griffin’s corporate and management policies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Land Holdings

Griffin is a major landholder in the state of Connecticut, owning approximately 2,907 acres. Griffin also owns approximately 422 acres of land in Massachusetts, approximately 117 acres of land in Pennsylvania and approximately 1,066 acres in northern Florida. Griffin believes the fair market value of such land is substantially in excess of its book value.

Listings of the locations of Griffin’s land holdings, a portion of which, principally in Bloomfield, East Granby and Windsor, Connecticut and Breinigsville, Lower Nazareth Township and Hanover Township, Pennsylvania have been developed, are as follows:

Location	Land Area
	(in acres)
Connecticut
Bloomfield	267	(a)
East Granby	540	(b)
East Windsor	116
Granby	333	(b)
Simsbury	774	(a)
Suffield	66
Windsor	811
Florida
Quincy	1,066	(c)
Massachusetts
Southwick	422
Pennsylvania
Lower Nazareth Township	51
Hanover Township	49
Breinigsville	17

(a)	Includes approximately 67 acres of land in Bloomfield that is under an agreement for sale and approximately 280 acres of land in Simsbury that is under the Option Agreement.
(b)

Includes approximately 424 acres of land in East Granby and 305 acres of land in Granby that had been used by Imperial in its growing operation. Effective January 8, 2014, most of such acreage is leased to Monrovia under the Imperial Lease.

(c)

The acreage in Florida was used in Imperial’s landscape nursery business prior to fiscal 2009. Imperial shut down that facility in fiscal 2009 and now leases that facility to another grower of containerized nursery plants.

Developed Properties

As of November 30, 2016, Griffin owned thirty‑three buildings, comprised of twenty-one industrial/warehouse buildings, eleven office/flex buildings and a small restaurant building. A listing of those facilities is as follows:

Connecticut Industrial/Warehouse Properties
100 International Drive, Windsor, CT*	304,200 sq. ft.
1985 Blue Hills Avenue, Windsor, CT*	165,000 sq. ft.
755 Rainbow Road, Windsor, CT**	148,500 sq. ft.
758 Rainbow Road, Windsor, CT*	138,400 sq. ft.
754 Rainbow Road, Windsor, CT*	136,900 sq. ft.
759 Rainbow Road, Windsor, CT**	126,900 sq. ft.
75 International Drive, Windsor, CT*	117,000 sq. ft.
20 International Drive, Windsor, CT*	99,800 sq. ft.
40 International Drive, Windsor, CT*	99,800 sq. ft.
35 International Drive, Windsor, CT*	97,600 sq. ft.
16 International Drive, East Granby, CT*	58,400 sq. ft.
25 International Drive, Windsor, CT*	57,200 sq. ft.
15 International Drive, East Granby, CT*	41,600 sq. ft.
14 International Drive, East Granby, CT*	40,100 sq. ft.
131 Phoenix Crossing, Bloomfield, CT	31,200 sq. ft.
210 West Newberry Road, Bloomfield, CT*	18,400 sq. ft.

Pennsylvania Industrial/Warehouse Properties
4270 Fritch Drive, Lower Nazareth, PA*	302,600 sq. ft.
5220 Jaindl Blvd., Hanover Township, PA*	280,000 sq. ft.
5210 Jaindl Blvd., Hanover Township, PA*	252,000 sq. ft.
4275 Fritch Drive, Lower Nazareth, PA*	228,000 sq. ft.
871 Nestle Way, Breinigsville, PA*	119,900 sq. ft.

Office/Flex Properties
5 Waterside Crossing, Windsor, CT*	80,500 sq. ft.
7 Waterside Crossing, Windsor, CT*	80,500 sq. ft.
29 - 35 Griffin Road South, Bloomfield, CT*	57,500 sq. ft.
21 Griffin Road North, Windsor, CT*	48,300 sq. ft.
55 Griffin Road South, Bloomfield, CT*	40,300 sq. ft.
340 West Newberry Road, Bloomfield, CT*	39,000 sq. ft.
206 West Newberry Road, Bloomfield, CT*	22,800 sq. ft.
204 West Newberry Road, Bloomfield, CT*	22,300 sq. ft.
330 West Newberry Road, Bloomfield, CT*	11,900 sq. ft.
310 West Newberry Road, Bloomfield, CT*	11,400 sq. ft.
320 West Newberry Road, Bloomfield, CT*	11,100 sq. ft.
1936 Blue Hills Avenue, Windsor, CT	7,200 sq. ft.

*     Included as collateral under one of Griffin’s nonrecourse mortgage loans or Griffin’s revolving line of credit as of November 30, 2016.

**    Subsequent to November 30, 2016, Griffin agreed to terms on a nonrecourse mortgage loan on these buildings. Completion of this proposed new mortgage loan is subject to a number of contingencies, including entry into a definitive loan agreement. There is no guarantee that this transaction will be completed under its current terms, or at all.

Griffin subleases approximately 1,920 square feet in New York City for its executive offices from Bloomingdale Properties, Inc. (“Bloomingdale Properties”), an entity that is controlled by certain members of the

Cullman and Ernst Group. The sublease with Bloomingdale Properties was approved by Griffin’s Audit Committee and the lease rates under the sublease were at market rate at the time the sublease was signed.

As with many companies engaged in real estate investment and development, Griffin holds its real estate portfolio subject to mortgage debt. See Note 5 to Griffin’s consolidated financial statements for information concerning the mortgage debt associated with Griffin’s properties.

ITEM 3.  LEGAL PROCEEDINGS.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material to Griffin’s financial position, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The following are the high and low prices of Griffin’s common stock as traded on The NASDAQ Stock Market LLC:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2016	$26.99	$22.50	$32.50	$22.00	$32.60	$25.75	$32.00	$28.94
2015	$32.13	$26.81	$32.52	$30.00	$32.75	$30.04	$32.62	$24.22

On February 6, 2017, the number of record holders of common stock of Griffin was approximately 174 which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on The NASDAQ Stock Market LLC on such date was $31.26 per share.

Dividend Policy

Griffin’s dividend policy is to consider the payment of an annual dividend at the end of its fiscal year, which enables the Board of Directors to evaluate both Griffin’s prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend. In fiscal 2016 and fiscal 2015, Griffin declared an annual dividend of $0.30 per share.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2016 – September 30, 2016	_	_	_	_
October 1, 2016 – October 31, 2016	45,000	$31.17	45,000	$1,646,150
November 1, 2016 – November 30, 2016	_	_	_	_

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

Stock Performance Graph

The following graph compares the total percentage changes in the cumulative total stockholder return (assuming the reinvestment of dividends) on Griffin’s common stock with the cumulative total return of the Russell 2000 Index and the Russell Microcap Index from December 3, 2011 to November 30, 2016. It is assumed in the graph that the value of each investment was $100 at December 3, 2011. Griffin has selected an index of companies with a similar market capitalization because, for the period from December 3, 2011 to January 8, 2014, when Griffin sold its landscape nursery business, Griffin is not aware of any other company that substantially participated in both the landscape nursery and real estate businesses, and would therefore be suitable for comparison to Griffin as a “peer issuer” within Griffin’s lines of business. In addition, following the sale of the landscape nursery business, Griffin has not been able to identify issuers in the real estate business that are comparable peers, as most of those companies are significantly larger in size or have real estate holdings that either differ geographically or by type of property from Griffin’s holdings. Accordingly, Griffin selected an index of companies with a similar market capitalization.

$200
$180
$160
$140
$120
$100
$80
December 3, 2011
December 1, 2012
November 30, 2013
November 30, 2014
November 30, 2015
November 30, 2016
Griffin
Russell 2000
Russell Microcap Index

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected statement of operations data for fiscal years 2012 through 2016 and balance sheet data as of the end of each fiscal year. The selected statement of operations data for fiscal 2014, fiscal 2015 and fiscal 2016 and the selected balance sheet data for fiscal 2015 and fiscal 2016 are derived from the audited consolidated financial statements included in Item 8 of this Annual Report. The selected statement of operations data for fiscal 2012 and fiscal 2013 and the balance sheet data for fiscal 2012, fiscal 2013 and fiscal 2014 were derived from the audited consolidated financial statements for those years. This selected financial data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance.

	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$30,851	$28,088	$24,219	$25,526	$24,215
Depreciation and amortization expense	8,797	7,668	6,729	6,673	6,303
Operating income	5,627	4,314	1,809	2,436	3,386
Income (loss) from continuing operations	576	425	(1,248)	1,910	196
Income (loss) from discontinued operations (1)	—	—	144	(7,731)	770
Net income (loss)	576	425	(1,104)	(5,821)	966
Basic income (loss) per share from continuing operations	0.11	0.08	(0.24)	0.37	0.04
Basic income (loss) per share from discontinued operations (1)	—	—	0.03	(1.50)	0.15
Basic net income (loss) per share	0.11	0.08	(0.21)	(1.13)	0.19
Diluted income (loss) per share from continuing operations	0.11	0.08	(0.24)	0.37	0.04
Diluted income (loss) per share from discontinued operations (1)	—	—	0.03	(1.50)	0.15
Diluted net income (loss) per share	0.11	0.08	(0.21)	(1.13)	0.19
Balance Sheet Data:
Total assets	223,623	208,050	185,690	183,958	179,216
Mortgage loans, net of debt issuance costs	109,697	89,185	69,481	65,939	58,591
Stockholders’ equity	90,803	94,809	95,879	98,115	104,146
Cash dividends declared per common share	0.30	0.30	0.20	0.20	0.20

(1)

Fiscal years 2012 through 2014 include the results from the growing operations of the landscape nursery business, which was sold on January 8, 2014. See “Business‑Landscape Nursery Business.” Results of discontinued operations in fiscal year 2012 also includes the results from the operations of a 308,000 square foot warehouse facility in Manchester, Connecticut and the gain on the sale of that warehouse.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Griffin Industrial Realty, Inc. (“Griffin”) is a real estate business principally engaged in developing, managing and leasing industrial/warehouse properties, and to a lesser extent, office/flex properties. Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin’s core development and leasing strategy. Griffin seeks to add to its property portfolio through the acquisition and development of land or the purchase of buildings. Prior to May 13, 2015, Griffin was known as Griffin Land & Nurseries, Inc. On May 13, 2015, Griffin changed its name to better reflect its ongoing real estate business and focus on industrial/warehouse properties after the sale in fiscal 2014 of the landscape nursery business that Griffin had operated through its wholly owned subsidiary, Imperial Nurseries, Inc. (“Imperial”). Effective January 8, 2014, Griffin, Imperial and Monrovia Connecticut LLC (“Monrovia”) entered into an Asset Purchase Agreement whereby Imperial’s inventory and certain of its assets were sold to Monrovia for approximately $0.7 million in cash, before transaction and severance costs, and a non‑interest bearing note receivable (which Griffin subsequently collected) of $4.25 million (the “Imperial Sale”).

The notes to Griffin’s consolidated financial statements included in Item 8 of this Annual Report contain a summary of the significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements. In the opinion of management, because of the relative magnitude of Griffin’s real estate assets, accounting methods and estimates related to those assets are critical to the preparation of Griffin’s consolidated financial statements. Griffin uses accounting policies and methods under accounting principles generally accepted in the United States of America (“U.S. GAAP”). The following are the critical accounting estimates and methods used by Griffin:

Income taxes: In accounting for income taxes under Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes,” management estimates future taxable income from operations, the sale of appreciated assets, the remaining years before the expiration of loss credit carryforwards, future reversals of existing temporary differences and tax planning strategies in determining if it is more likely than not that Griffin will realize the benefits of its deferred tax assets.

Impairment of long‑lived assets: Griffin reviews annually, as well as when conditions may indicate, its long‑lived assets to determine if there are any indications of impairment, such as a prolonged vacancy in one of Griffin’s rental properties. If indications of impairment are present, Griffin evaluates the carrying value of the assets in relation to undiscounted cash flows or the estimated fair value of the underlying assets. Development costs that have been capitalized are reviewed periodically for future recoverability.

Revenue and gain recognition: Revenue includes rental revenue from Griffin’s industrial and commercial properties and proceeds from property sales. Rental revenue is accounted for on a straight‑line basis over the applicable lease term in accordance with the FASB ASC 840, “Leases.” Gains on property sales are recognized in accordance with FASB ASC 360‑20 “Property, Plant and Equipment‑Real Estate Sales” based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

Stock based compensation: Griffin determines stock based compensation based on the estimated fair values of stock options as determined on their grant dates using the Black‑Scholes option‑pricing model. In determining the estimated fair values of stock options issued, Griffin makes assumptions on expected volatility, risk free interest rates, expected option terms and dividend yields.

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

Summary

In the fiscal year ended November 30, 2016 (“fiscal 2016”), Griffin had net income of approximately $0.6 million as compared to net income of approximately $0.4 million in the fiscal year ended November 30, 2015 (“fiscal 2015”). The slightly higher net income in fiscal 2016 as compared to fiscal 2015 principally reflects an increase of approximately $1.3 million in operating income in fiscal 2016 as compared to fiscal 2015 partially offset by an increase of approximately $0.8 million in interest expense and an increase of approximately $0.3 million in income taxes in fiscal 2016 as compared to fiscal 2015.

The approximately $1.3 million increase in operating income in fiscal 2016, as compared to fiscal 2015, principally reflects an increase of approximately $2.0 million in profit from leasing activities (which Griffin defines as rental revenue less operating expenses of rental properties) and an increase of approximately $0.7 million in gain on property sales (revenue from property sales less costs related to property sales), partially offset by increases in depreciation and amortization expense and general and administrative expenses of approximately $1.1 million and approximately $0.3 million, respectively. The increase in profit from leasing activities in fiscal 2016, as compared to fiscal 2015, was driven by an increase in rental revenue from more space being leased in fiscal 2016 than fiscal 2015. The higher gain on property sales in fiscal 2016, as compared to fiscal 2015, principally reflects the gain of approximately $3.2 million from the sale of undeveloped Griffin Center land that closed in fiscal 2016. The increase in depreciation and amortization expense in fiscal 2016, as compared to fiscal 2015, principally reflects a full year of depreciation expense in fiscal 2016, as compared to a partial year in fiscal 2015, on 5220 Jaindl Boulevard (“5220 Jaindl”), an approximately 280,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania that was completed and placed in service at the end of the fiscal 2015 third quarter and depreciation expense on tenant improvements related to new leases being higher in fiscal 2016 than fiscal 2015. The increase in general and administrative expenses in fiscal 2016, as compared to fiscal 2015, principally reflects higher expenses related to Griffin’s non-qualified deferred compensation plan.

The higher interest expense in fiscal 2016, as compared to fiscal 2015, principally reflects less interest capitalized in fiscal 2016 than in fiscal 2015 and the higher amount of mortgage loans outstanding in fiscal 2016 as compared to fiscal 2015. The higher income tax expense in fiscal 2016 as compared to fiscal 2015 reflects the higher pretax income in fiscal 2016, as compared to fiscal 2015, and an increase in income tax expense related to the higher pretax income in fiscal 2016 and a reduction in the valuation of certain state deferred tax assets.

Results of Operations

Fiscal 2016 Compared to Fiscal 2015

Total revenue increased to approximately $30.9 million in fiscal 2016 from approximately $28.1 million in fiscal 2015, reflecting an increase of approximately $1.9 million in rental revenue and approximately $0.9 million in revenue from property sales. Rental revenue increased to approximately $26.5 million in fiscal 2016 from approximately $24.6 million in fiscal 2015 principally reflecting: (a) an increase of approximately $1.9 million from leasing previously vacant space; and (b) an increase of approximately $1.6 million from leasing space in 5220 Jaindl, which was completed and placed in service at the start of the fiscal 2015 fourth quarter; partially offset by (c) a decrease of approximately $1.5 million from leases that expired; and (d) a decrease of approximately $0.2 million of rental revenue from lower expense reimbursements from tenants and other changes.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Square
	Square	Footage	Percentage
	Footage	Leased	Leased
As of November 30, 2016	3,297,000	3,066,000	93%
As of November 30, 2015	3,045,000	2,706,000	89%

The increase in total square footage as of November 30, 2016, as compared to November 30, 2015, reflects the construction in fiscal 2016 of 5210 Jaindl Boulevard (“5210 Jaindl”), an approximately 252,000 square foot industrial/warehouse building which is the second of the two buildings built on an approximately 50 acre parcel of land known as Lehigh Valley Tradeport II. 5210 Jaindl was completed in the 2016 third quarter and Griffin entered into two leases for that building, resulting in 5210 Jaindl being fully leased as of November 30, 2016. Both of the new leases at 5210 Jaindl will become effective upon completion of tenant improvements, which are expected to be completed in the first half of fiscal 2017. As a result of leasing 5210 Jaindl, Griffin now has five fully leased industrial/warehouse buildings in the Lehigh Valley aggregating approximately 1,183,000 square feet.

The net increase of approximately 360,000 square feet leased as of November 30, 2016, as compared to November 30, 2015, reflects the approximately 252,000 square feet leased at 5210 Jaindl and several new leases aggregating approximately 240,000 square feet in other buildings, partially offset by several leases aggregating approximately 132,000 square feet that expired. Included in the approximately 240,000 square feet of new leasing in fiscal 2016 are a lease of approximately 101,000 square feet in 4270 Fritch Drive (“4270 Fritch”), one of Griffin’s other industrial/warehouse buildings in the Lehigh Valley, a full building lease of 25 International Drive (“25 International”), an approximately 57,000 square foot industrial/warehouse building in New England Tradeport (“NE Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut, a full building lease of an approximately 31,000 square foot industrial/warehouse building in Bloomfield, Connecticut, and a lease of approximately 16,000 square feet in a single story office building in Griffin Center. The new lease of 25 International replaced a lease that expired earlier in the year. The tenant of the expired lease had, in fiscal 2014, entered into a ten year full building lease of 758 Rainbow Road (“758 Rainbow”), an approximately 138,000 square foot building in NE Tradeport, while remaining in 25 International during its period of transition to the larger facility.

Also in the third quarter of fiscal 2016, Griffin entered into a new three year lease of its production nursery in Quincy, Florida (the “Florida Farm”). The Florida Farm had been leased to a nursery grower since fiscal 2009, but that lease ended in the fiscal 2016 second quarter. The new lease contains an option for the tenant to purchase the Florida Farm for a purchase price between $3.4 million and $3.9 million depending upon the date of sale.

All of Griffin’s Connecticut industrial/warehouse and office/flex buildings are in the north submarket of Hartford. The real estate market for industrial/warehouse space in the Hartford, Connecticut area has improved over the last two years. A national real estate services company reported that the overall vacancy rate in the greater Hartford industrial market decreased from 12.3% at the end of 2014 to 9.2% at the end of 2016, with approximately 1.0 million square feet of net absorption in 2016. The Hartford office/flex market remained weak in 2016, with a national real estate services company reporting that the overall vacancy rate has remained at approximately 16% over the past two years, with vacancy in the north submarket of Hartford at approximately 21% over the past two years. Griffin’s office/flex space was approximately 13% of Griffin’s total square footage as of November 30, 2016. Griffin expects that its office/flex buildings will continue to become a smaller percentage of its total real estate portfolio as Griffin expects to focus on the growth of its industrial/warehouse building portfolio either through acquisition of fully or partially leased buildings, development of buildings on land currently owned or to be acquired or both. The real estate market for industrial/warehouse space in the Lehigh Valley has experienced strong growth and leasing activity during the past two years. The vacancy rate of Lehigh Valley industrial/warehouse properties as reported by a national real estate services company was 5.2% at the end of the 2016, with a net absorption of approximately 7.6 million square feet in 2016. There is no guarantee that an active or strong real estate market or an increase in inquiries from prospective tenants will result in leasing space that was vacant as of November 30, 2016.

Griffin’s revenue from property sales increased to approximately $4.4 million in fiscal 2016 from approximately $3.5 million in fiscal 2015. In fiscal 2016, Griffin completed one property sale of approximately 29 acres of undeveloped land in Griffin Center (the “Griffin Center Land Sale”) for approximately $3.8 million in cash and a pretax gain of approximately $3.2 million. In fiscal 2016, in addition to the Griffin Center Land Sale, Griffin recognized revenue of approximately $0.6 million and a gain of approximately $0.4 million from the sale of approximately 90 acres of undeveloped land in Windsor, Connecticut (the “Windsor Land Sale”) that closed in the fiscal year ended November 30, 2013 (“fiscal 2013”). Under the terms of the Windsor Land Sale, Griffin is required to construct roadways to connect the land sold to existing town roadways. Accordingly, because of Griffin’s continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method. From the closing of the Windsor Land Sale in fiscal 2013 through November 30, 2016, Griffin has recognized approximately $8.8 million of revenue from the Windsor Land Sale, reflecting approximately 99% of the total revenue to be recognized from such sale. The balance of the revenue from the Windsor Land Sale, approximately $0.1 million, will be recognized as the remaining costs, expected to be less than $0.1 million, of the required roadway construction are incurred, which is expected to be in fiscal 2017. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways being constructed, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods.

The approximately $3.5 million of revenue from property sales in fiscal 2015 reflected: (a) approximately $2.5 million from the recognition of revenue related to the Windsor Land Sale; (b) approximately $0.6 million from the sale of land that had been part of the Connecticut farm used by Imperial but not part of the long‑term lease to Monrovia; and (c) $0.4 million from the retention of a deposit (the “Florida Farm Deposit”) related to the sale of the Florida Farm, which did not close. Griffin received the Florida Farm Deposit in fiscal 2015 from the tenant that leased the Florida Farm at that time in connection with the tenant giving notice to Griffin that it was exercising its option under the lease to purchase the Florida Farm. The tenant subsequently notified Griffin that it would not close on the purchase and Griffin retained the Florida Farm Deposit and entered into an agreement with the tenant to extend its lease through April 30, 2016. Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties decreased to approximately $8.2 million in fiscal 2016 from approximately $8.4 million in fiscal 2015. The slight decrease of approximately $0.2 million in operating expenses of rental properties in fiscal 2016, as compared to fiscal 2015, principally reflects decreases of approximately $0.4 million in snow removal expenses, due to less severe winter weather in fiscal 2016 than fiscal 2015, and approximately $0.3 million in utility expenses, partially offset by operating expense increases of approximately $0.3 million at 5220 Jaindl, which was in service for the entire year in fiscal 2016 versus three months in fiscal 2015, approximately $0.1 million of operating expenses at 5210 Jaindl, which was placed in service in fiscal 2016, and approximately $0.1 million for real estate taxes.

Depreciation and amortization expense increased to approximately $8.8 million in fiscal 2016 from approximately $7.7 million in fiscal 2015. The increase of approximately $1.1 million in depreciation and amortization expense in fiscal 2016, as compared to fiscal 2015, reflects increases in depreciation and amortization expense of approximately $0.6 million related to 5220 Jaindl, which was in service for the entire year in fiscal 2016 versus three months in fiscal 2015, approximately $0.2 million related to 5210 Jaindl, which was placed in service in fiscal 2016, and approximately $0.5 million for tenant improvements related to new leases, offset by lower depreciation expense of approximately $0.2 million due to assets becoming fully depreciated.

Griffin’s general and administrative expenses increased to approximately $7.4 million in fiscal 2016 from approximately $7.1 million in fiscal 2015. The increase of approximately $0.3 million in general and administrative expenses in fiscal 2016, as compared to fiscal 2015, principally reflects an increase of approximately $0.2 million related to Griffin’s non-qualified deferred compensation plan and approximately $0.1 million for an increase in incentive compensation expense. The expense increase related to the non-qualified deferred compensation plan reflects the effect of higher stock market performance on participant balances in fiscal 2016, as compared to fiscal 2015, that resulted in a greater increase in Griffin’s non-qualified deferred compensation plan liability in fiscal 2016 as compared to fiscal 2015. The increase in incentive compensation expense reflects Griffin’s improved results in fiscal 2016 with regards to profit from leasing activities and gain on property sales as measured under Griffin’s incentive compensation plan.

Griffin’s interest expense increased to approximately $4.5 million in fiscal 2016 from approximately $3.7 million in fiscal 2015. The increase of approximately $0.8 million in interest expense in fiscal 2016, as compared to fiscal 2015, principally reflects approximately $0.5 million less interest capitalized in fiscal 2016 than fiscal 2015 and an increase in interest expense of approximately $0.4 million due to the increase in the amount of nonrecourse mortgage loans in fiscal 2016 as compared to fiscal 2015. The lower amount of capitalized interest in fiscal 2016, as compared to fiscal 2015, reflects the higher amount of construction activity in fiscal 2015 than fiscal 2016. The increase in nonrecourse mortgage loans in fiscal 2016, as compared to fiscal 2015, reflects borrowings completed in the fiscal 2015 fourth quarter that were outstanding for the entire year in fiscal 2016, a new borrowing in fiscal 2016 on 5210 Jaindl, and adding a previously unleveraged NE Tradeport building to a mortgage on several other NE Tradeport buildings in fiscal 2016.

Griffin’s income tax provision increased to approximately $0.7 million in fiscal 2016 from approximately $0.4 million in fiscal 2015. The increase of approximately $0.3 million reflects approximately $0.2 million as a result of the higher pretax income in fiscal 2016 than fiscal 2015 and approximately $0.1 million related to decreases in the valuation of certain state income tax benefits in fiscal 2016. In fiscal 2016, Griffin’s income tax provision included a charge of approximately $0.2 million for the reduction of the expected realization rate of tax benefits from Connecticut state net operating loss carryforwards as a result of a change in Connecticut tax law, effective for Griffin beginning in fiscal 2016, that limits the future usage of loss carryforwards to 50% of taxable income. In fiscal 2015, Griffin’s income tax provision included a charge of approximately $0.1 million for the reduction of the expected realization rate of tax benefits from certain state net operating loss carryforwards and other temporary differences as a result of changes in the expected utilization of such benefits. Griffin’s effective income tax rate increased to 56.1% in fiscal 2016 from 47.2% in fiscal 2015. The higher effective tax rate in fiscal 2016, as compared to fiscal 2015, principally reflects the effect in fiscal 2016 of a higher charge related to the reduction of certain state tax benefits.

Fiscal 2015 Compared to Fiscal 2014

Total revenue increased to approximately $28.1 million in fiscal 2015 from approximately $24.2 million in fiscal 2014, reflecting an increase of approximately $4.1 million in rental revenue, partially offset by a decrease of approximately $0.2 million in revenue from property sales. Rental revenue increased to approximately $24.6 million in fiscal 2015 from approximately $20.5 million in fiscal 2014 principally due to an increase in space leased in Griffin’s buildings. The increase in rental revenue principally reflected: (a) an increase of approximately $2.9 million of rental revenue from leasing previously vacant space; (b) approximately $1.4 million of rental revenue from leasing space in two Lehigh Valley industrial/warehouse buildings that were placed in service in fiscal 2014 and fiscal 2015; (c) an increase of approximately $0.4 million of rental revenue in connection with agreements to terminate leases before their scheduled termination dates; and (d) an increase in rental revenue of approximately $0.3 million from all other leases; partially offset by (e) a decrease of approximately $0.9 million of rental revenue from leases that expired and were not renewed.

A summary of the square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Square
	Square	Footage	Percentage
	Footage	Leased	Leased
As of November 30, 2015	3,045,000	2,706,000	89%
As of November 30, 2014	2,764,000	2,317,000	84%

The increase in total square footage as of November 30, 2015 as compared to November 30, 2014 reflected 5220 Jaindl, the approximately 280,000 square foot industrial building completed and placed in service at the end of the fiscal 2015 third quarter. 5220 Jaindl, located in the Lehigh Valley, was the first of two industrial buildings constructed on Lehigh Valley Tradeport II, the approximately 50 acre parcel of undeveloped land acquired mostly in fiscal 2013.

The net increase of approximately 389,000 square feet in space leased as of November 30, 2015 as compared to November 30, 2014 reflects leasing the entire approximately 280,000 square feet of 5220 Jaindl and several new leases in other buildings aggregating approximately 191,000 square feet of previously vacant space, partially offset by several leases aggregating approximately 52,000 square feet that expired and were not renewed and a lease of approximately 31,000 square feet that was terminated prior to its scheduled expiration date for which Griffin received a payment of approximately $0.2 million. The leasing of 5220 Jaindl reflected a five year lease for approximately 196,000 square feet that became effective at the start of the fiscal 2015 fourth quarter. In November 2015, the tenant in 5220 Jaindl exercised its option to lease the balance of the building. Rental revenue on the additional space started in fiscal 2016. Most of the approximately 191,000 square feet of previously vacant space that was leased in fiscal 2015 was industrial/warehouse space in NE Tradeport. Griffin also extended several leases aggregating approximately 397,000 square feet that included approximately 326,000 square feet of industrial/warehouse space in NE Tradeport and approximately 71,000 square feet of office/flex space in Griffin Center and Griffin Center South. Subsequent to November 30, 2015, Griffin leased approximately 102,000 square feet in 4270 Fritch. Had that lease been completed as of November 30, 2015, the percentage of square footage leased in Griffin’s buildings as of that date would have been 92%.

Activity by prospective tenants where Griffin’s Connecticut properties are located (the north submarket of Hartford) was muted in fiscal 2014; however, there was an increase in inquiries from prospective tenants, mostly for industrial/warehouse space, in the latter part of fiscal 2014 that continued through fiscal 2015. Leasing activity in the Lehigh Valley in fiscal 2015 was somewhat slower than the previous year; however, the reported overall vacancy rate there continued to remain low in fiscal 2015.

Revenue from property sales decreased to approximately $3.5 million in fiscal 2015 from approximately $3.7 million in fiscal 2014. Revenue from property sales in fiscal 2015 reflects: (a) the recognition of approximately $2.5 million of revenue from the Windsor Land Sale; (b) approximately $0.6 million from the sale of land that had been part of the Connecticut farm used by Imperial but not part of the long‑term lease to Monrovia; and (c) $0.4 million from the Florida Farm Deposit (see below). Property sales occur periodically, and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Under the terms of the Windsor Land Sale, Griffin is required to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin’s continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Through November 30, 2015, Griffin had recognized approximately $8.3 million of revenue from the Windsor Land Sale.

In the fiscal 2015 third quarter, Griffin received the Florida Farm Deposit from the tenant that leased the Florida Farm in connection with the tenant giving notice to Griffin at that time that it was exercising its option under the lease to purchase the Florida Farm. The tenant subsequently notified Griffin that it would not close on the purchase of the Florida Farm. Griffin retained the Florida Farm Deposit and entered into an agreement with the tenant to extend the lease of the Florida Farm through April 30, 2016.

Operating expenses of rental properties increased to approximately $8.4 million in fiscal 2015 from approximately $7.8 million in fiscal 2014. The increase in operating expenses of rental properties of approximately $0.6 million was due to a full year of operating expenses of 4270 Fritch in fiscal 2015 as compared to a partial year of such expenses in fiscal 2014, as that building was placed in service in the fiscal 2014 third quarter, and operating expenses of 5220 Jaindl, which was placed in service at the end of the fiscal 2015 third quarter. Operating expenses of all other rental properties were essentially unchanged in fiscal 2015 as compared to fiscal 2014.

Depreciation and amortization expense increased to approximately $7.7 million in fiscal 2015 from approximately $6.7 million in fiscal 2014. The increase of approximately $1.0 million in depreciation and amortization expense in fiscal 2015 as compared to fiscal 2014 reflects approximately $0.4 million related to 4270 Fritch, approximately $0.2 million related to 5220 Jaindl and an increase of approximately $0.3 million related to building improvements and tenant improvements in Griffin’s other properties.

Griffin’s general and administrative expenses were essentially unchanged at approximately $7.1 million in both fiscal 2015 and fiscal 2014. Increases of approximately $0.3 million of incentive compensation expense and approximately $0.2 million in expenses in real estate taxes and other expenses related to Griffin’s undeveloped land, which are included in general and administrative expenses, were essentially offset by decreases of approximately $0.2 million in expenses related to Griffin’s non‑qualified deferred compensation plan, approximately $0.2 million in audit fee expenses and approximately $0.1 million in all other general and administrative expenses. The lower expense related to Griffin’s non‑qualified deferred compensation plan reflects lower stock market performance in fiscal 2015, as compared to fiscal 2014, that resulted in a lower increase on participant balances in fiscal 2015 as compared to fiscal 2014.

Griffin’s interest expense increased to approximately $3.7 million in fiscal 2015 from approximately $3.5 million in fiscal 2014. An increase in interest expense of approximately $0.5 million as a result of new mortgage loans in fiscal 2015 was partially offset by decreases in interest expense of approximately $0.2 million due to a higher amount of interest capitalized in fiscal 2015 as compared to fiscal 2014 and approximately $0.1 million from refinancing a mortgage loan on three NE Tradeport buildings at a lower interest rate in fiscal 2015. The increase in the amount of interest capitalized in fiscal 2015 as compared to fiscal 2014 principally reflects an increase in construction activities in fiscal 2015 as compared to fiscal 2014, including the construction of 5220 Jaindl, which was completed and placed in service at the end of the fiscal 2015 third quarter.

Investment income decreased to approximately $0.2 million in fiscal 2015 from approximately $0.3 million in fiscal 2014. The decrease of approximately $0.1 million principally reflects lower interest income from the amortization of the discount on the note receivable from Monrovia related to the Imperial Sale that closed in January 2014. The note receivable from Monrovia was fully paid on June 1, 2015.

In fiscal 2014, Griffin reported an approximately $0.3 million gain from the sale of 500,000 shares of its common stock in Centaur Media for cash proceeds of approximately $0.6 million. Griffin did not sell any of its Centaur Media common stock in fiscal 2015. Griffin holds 1,952,462 shares of Centaur Media common stock and has not sold any Centaur Media common stock subsequent to the end of fiscal 2014. Management expects that it will continue to sell its Centaur Media common stock when it believes that sales terms are favorable. Also in fiscal 2014, Griffin incurred a loss on debt extinguishment of approximately $0.1 million related to the refinancing of two mortgage loans.

Griffin’s effective income tax rate was 47.2% in fiscal 2015 as compared to 8.3% in fiscal 2014. The fiscal 2015 effective income tax rate reflects the federal statutory rate of 35% and state income taxes, including adjustments to the expected realization rate that certain state tax benefits will provide to Griffin in future years. To the extent that actual results differ from current projections, the projected realization rate would be different than the rate presently being used. In fiscal 2014 there was an income tax provision as compared to a pretax loss because the effect of reductions to certain state income tax benefits exceeded the federal income tax benefit, resulting in an overall income tax provision. The reductions to certain state income tax benefits were based on management’s projections of the expected realization rate that those state tax benefits will provide to Griffin.

Income from discontinued operations of approximately $0.1 million, net of tax, in fiscal 2014 reflected approximately $0.3 million, net of tax, for the effect of the termination of Griffin’s postretirement benefits program and reclassification of actuarial gains previously reflected in other comprehensive income into net income, partially offset by approximately $0.2 million, net of tax, for the loss from the growing operations of the landscape nursery business through the date of the Imperial Sale. As substantially all of the former participants in Griffin’s postretirement benefits program had been employed in the growing operations of the landscape nursery business that was reported as a discontinued operation, the reclassification of the actuarial gains is mostly included in the results of discontinued operations in fiscal 2014.

Off Balance Sheet Arrangements

Griffin does not have any off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $7.2 million in fiscal 2016 as compared to approximately $13.0 million in fiscal 2015. The approximately $5.8 million decrease in net cash provided by operating activities in fiscal 2016, as compared to fiscal 2015, principally reflects a decrease of approximately $6.8 million of cash from changes in assets and liabilities in fiscal 2016 as compared to fiscal 2015, partially offset by an increase of approximately $1.1 million in cash generated from the increase in net income as adjusted for noncash expenses and credits and gain on sale of properties in fiscal 2016 as compared to fiscal 2015, which principally reflects the increase in profit from leasing activities in fiscal 2016, driven by the increase in rental revenue.

The decrease in cash from changes in assets and liabilities in fiscal 2016, as compared to fiscal 2015, principally reflects fiscal 2016 having an approximately $0.7 million decrease in cash from the change in deferred revenue as compared to an approximately $4.9 million increase in cash from the change in deferred revenue in fiscal 2015 and fiscal 2016 having an approximately $0.1 million increase in cash from the change in other assets as compared to an approximately $1.1 million increase in cash from the change in other assets in fiscal 2015. The change in deferred revenue of approximately $0.7 million in fiscal 2016 principally reflects the recognition of revenue from the Windsor Land Sale. The change in deferred revenue in fiscal 2015 principally reflects approximately $6.4 million of cash received from the tenant in 758 Rainbow for building and tenant improvements that is being recognized as additional rental revenue over the lease term, offset by the reduction of deferred revenue from the recognition of approximately $2.5 million of revenue from the Windsor Land Sale. The cash received by Griffin from the tenant in fiscal 2015 was related to building and tenant improvements in connection with a ten year full building lease of 758 Rainbow that commenced in the fourth quarter of fiscal 2014. The increase in cash from the change in other assets in fiscal 2015 principally reflected approximately $0.9 million from a reduction in lease receivables.

Net cash provided by operating activities increased to approximately $13.0 million in fiscal 2015 from approximately $5.4 million in fiscal 2014. The approximately $7.6 million increase in net cash provided by operating activities in fiscal 2015, as compared to fiscal 2014, principally reflects: (a) an increase of approximately $4.6 million of cash generated from changes in assets and liabilities in fiscal 2015 as compared to fiscal 2014; and (b) an increase of approximately $3.0 million in cash generated from continuing operations, including adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations. The increase in cash from changes in assets and liabilities in fiscal 2015, as compared to fiscal 2014, principally reflects approximately $4.9 million of cash from an increase in deferred revenue in fiscal 2015 as compared to approximately $3.0 million of cash in fiscal 2014 and approximately $1.1 million of cash from a change in other assets in fiscal 2015 as compared to an approximately $0.6 million decrease in cash in fiscal 2014. The change in deferred revenue in fiscal 2015 includes cash of approximately $6.4 million received from the tenant in 758 Rainbow for building and tenant improvements that is being recognized as additional rental revenue over the lease term, offset principally by the reduction of deferred revenue from the recognition of approximately $2.5 million of revenue from the Windsor Land Sale. The increase in cash from the change in other assets in fiscal 2015 principally reflects approximately $0.9 million from a reduction in lease receivables and approximately $0.4 million from a reduction in escrows related to Griffin’s mortgage loans.

Net cash used in investing activities was approximately $16.6 million in fiscal 2016 as compared to approximately $29.7 million in fiscal 2015 and approximately $3.9 million in fiscal 2014. The net cash used in investing activities in fiscal 2016 reflects cash payments of approximately $15.7 million for additions to real estate assets and approximately $0.9 million for deferred leasing costs and other uses. The cash spent on deferred leasing costs and other in fiscal 2016 principally reflects lease commissions paid to real estate brokers for new leases. The approximately $3.5 million of proceeds, net of transaction expenses, received from the Griffin Center Land Sale were placed in escrow for potential acquisition of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended.

Cash payments for additions to real estate assets in fiscal 2016 reflect the following:

New building construction (including site work)	$9.2 million
Tenant and building improvements related to leasing	$5.4 million
Development costs and infrastructure improvements	$0.6 million
Other	$0.5 million

Cash payments in fiscal 2016 for new building construction reflect the construction, on speculation, of 5210 Jaindl, which was started in the fiscal 2015 fourth quarter and completed in fiscal 2016. Through November 30, 2016, Griffin has made total cash payments of approximately $12.0 million for the direct site work and building shell for 5210 Jaindl. Cash payments in fiscal 2016 for tenant and building improvements principally reflect tenant improvement work related to leases signed in the latter part of fiscal 2015 and fiscal 2016. The cash spent on development costs and infrastructure improvements in fiscal 2016 principally reflects road improvements related to the Windsor Land Sale.

The net cash used in investing activities of approximately $29.7 million in fiscal 2015 reflects cash payments of approximately $31.2 million for additions to real estate assets and approximately $1.0 million for deferred leasing costs and other uses, partially offset by $1.5 million of cash received from the second and final payment under the note receivable from Monrovia and approximately $1.0 million of cash proceeds from property sales.

Cash payments for additions to real estate assets in fiscal 2015 reflect the following:

New building construction (including site work)	$14.5 million
Tenant and building improvements related to leasing	$14.4 million
Development costs and infrastructure improvements	$2.1 million
Other	$0.2 million

Fiscal 2015 cash payments for new building construction, including site work, principally reflected the construction, on speculation, of 5220 Jaindl and the start of site work for 5210 Jaindl. The fiscal 2015 cash payments for tenant and building improvements related to leasing include approximately $7.8 million for improvements in connection with the ten year full building lease of 758 Rainbow and approximately $2.9 million of improvements at 5220 Jaindl.

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

The net cash used in investing activities of approximately $3.9 million in fiscal 2014 reflects cash payments of approximately $15.6 million for additions to real estate assets and approximately $1.2 million for deferred leasing costs and other uses, substantially offset by: (a) cash proceeds of approximately $8.9 million from the Windsor Land Sale that were returned from escrow; (b) cash proceeds of $2.75 million received from the first payment under the note receivable from Monrovia; (c) cash proceeds of approximately $0.6 million from sales of Centaur Media common stock; (d) cash proceeds of approximately $0.6 million, net of expenses, from property sales; and (e) cash proceeds of approximately $0.2 million from the Imperial Sale. At the closing of the Windsor Land Sale in the fiscal 2013 fourth quarter, the proceeds of approximately $8.9 million were placed in escrow for a potential acquisition of a replacement property in a like‑kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. As Griffin did not acquire a replacement property, the cash proceeds were returned to Griffin in fiscal 2014.

Cash payments for additions to real estate assets in fiscal 2014 reflect the following:

New building construction (including site work)	$10.2 million
Development costs and infrastructure improvements	$3.0 million
Tenant and building improvements related to leasing	$1.8 million
Other	$0.6 million

Fiscal 2014 cash payments for new building construction principally reflected the completion of construction of 4270 Fritch. Cash payments for development costs and infrastructure improvements in fiscal 2014 included approximately $2.0 million for site work on a residential project and approximately $1.0 million for road construction required under the terms of the Windsor Land Sale.

Net cash provided by financing activities was approximately $15.8 million in fiscal 2016 as compared to approximately $18.0 million in fiscal 2015 and approximately $1.4 million in fiscal 2014. The net cash provided by financing activities in fiscal 2016 reflects $45.5 million of proceeds from new mortgage debt (see below) and $0.6 million of mortgage proceeds released from escrow, partially offset by: (a) approximately $24.8 million of principal payments on mortgage loans; (b) approximately $3.4 million paid for the repurchase of common stock (see below); (c) a payment of approximately $1.5 million for a dividend on Griffin’s common stock that was declared in the fiscal 2015 fourth quarter and paid in fiscal 2016; and (d) approximately $0.6 million of payments for debt issuance costs. The principal payments on mortgage loans include approximately $21.1 million for the repayment of two mortgage loans that were refinanced (see below), approximately $2.7 million of recurring principal payments and a $1.0 million principal repayment from mortgage proceeds that had been held in escrow.

The net cash of approximately $18.0 million provided by financing activities in fiscal 2015 reflected net proceeds of approximately $40.4 million from three mortgage loans (see below) and approximately $0.1 million received from the exercise of stock options, partially offset by: (a) approximately $20.1 million of payments of principal on Griffin’s mortgage loans; (b) a payment of approximately $1.0 million for a dividend on Griffin’s common stock that was declared in the fiscal 2014 fourth quarter and paid in fiscal 2015; (c) approximately $0.8 million of payments for debt issuance costs related to the mortgage loans completed in fiscal 2015; and (d) approximately $0.6 million of mortgage proceeds placed in escrow. The principal payments on mortgage loans included approximately $17.9 million for the repayment of a mortgage loan that was refinanced (see below) and approximately $2.2 million of recurring principal payments.

The net cash of approximately $1.4 million provided by financing activities in fiscal 2014 reflected proceeds of approximately $5.5 million from a mortgage loan and approximately $0.1 million received from the exercise of stock options, partially offset by: (a) approximately $2.0 million for recurring payments of principal on Griffin’s mortgage loans; (b) a payment of approximately $1.0 million for a dividend on Griffin’s common stock that was declared in the fiscal 2013 fourth quarter and paid in fiscal 2014; (c) $1.0 million of mortgage proceeds placed in escrow; and (d) approximately $0.1 million of payments for debt issuance costs.

On November 17, 2016, Griffin closed on a nonrecourse mortgage (the “2016 Webster Mortgage”) for approximately $26.7 million. The 2016 Webster Mortgage refinanced an existing mortgage with Webster Bank, N.A. (“Webster”) which was due on September 1, 2025 and was collateralized by 5220 Jaindl (see below). The 2016 Webster Mortgage is collateralized by the approximately 280,000 square foot industrial/warehouse building, 5220 Jaindl, along with 5210 Jaindl, the adjacent approximately 252,000 square foot industrial building. Griffin received net proceeds of $13.0 million (before transaction costs), net of approximately $13.7 million used to refinance the existing mortgage with Webster. The 2016 Webster Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2016 Webster Mortgage is a floating rate of the one month LIBOR rate plus 1.70%. At the time the 2016 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster that, combined with two existing swap agreements with Webster, effectively fixes the rate of the 2016 Webster Mortgage at 3.79% over the mortgage loan’s ten year term.

On September 1, 2015, Griffin closed on a $14.1 million nonrecourse mortgage loan (the “Webster Mortgage Loan”) with Webster. The Webster Mortgage Loan was collateralized by 5220 Jaindl. At closing, Griffin received cash proceeds from the Webster Mortgage Loan (before transaction costs) of $11.5 million. Subsequent to the closing of this loan, the tenant that was leasing approximately 196,000 square feet in 5220 Jaindl exercised its option to lease the balance of the building and Webster advanced the balance of the mortgage loan proceeds ($2.6 million) to Griffin on December 10, 2015. The Webster Mortgage Loan had a floating interest rate of the one month LIBOR rate plus 1.65%, but Griffin entered into an interest rate swap agreement with Webster Bank at closing to effectively fix the interest rate at 3.77% over the loan term on the loan proceeds received at closing. At the time Griffin received the additional proceeds of $2.6 million, Griffin entered into a second interest rate swap agreement with Webster to effectively fix the interest rate on those loan proceeds at 3.67% for the balance of the term of the loan.

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

On December 31, 2014, Griffin closed on a nonrecourse mortgage loan (the “2025 KeyBank Mortgage”) on 4275 Fritch Drive (“4275 Fritch”) with First Niagara Bank, which was subsequently acquired by KeyBank. The 2025 KeyBank Mortgage refinanced an existing mortgage loan on 4275 Fritch and added 4270 Fritch to the collateral. Griffin received mortgage proceeds of approximately $10.9 million (before transaction costs) in addition to approximately $8.9 million used to refinance the existing mortgage on 4275 Fritch. The 2025 KeyBank Mortgage is collateralized by 4270 Fritch, an approximately 303,000 square foot industrial/warehouse building, and 4275 Fritch, an adjacent approximately 228,000 square foot industrial/warehouse building. At the time of the mortgage closing, approximately 201,000 square feet of 4270 Fritch was leased. On December 11, 2015, Griffin received additional mortgage proceeds of $1.85 million (the “KeyBank Earn-Out”) when the remaining vacant space of approximately 102,000 square feet was leased. Griffin agreed that it would enter into a master lease with its subsidiaries that own 4270 Fritch and 4275 Fritch in order to maintain a minimum net rent equal to the debt service on the 2025 KeyBank Mortgage. The master lease would be co-terminus with the 2025 KeyBank Mortgage. The 2025 KeyBank Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2025 KeyBank Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 KeyBank Mortgage closed, Griffin entered into an interest rate swap agreement that, combined with an existing interest rate swap agreement, effectively fixed the rate of the 2025 KeyBank Mortgage at 4.43% over the mortgage loan’s ten year term. At the time the KeyBank Earn-Out was received, Griffin entered into another interest rate swap agreement for a notional principal amount of $1.85 million to fix the interest rate on the KeyBank Earn-Out at 3.88%. The combination of the three interest rate swap agreements effectively fixes the interest rate on the 2025 KeyBank Mortgage at 4.39% over the remainder of the mortgage loan’s ten year term.

On July 29, 2015, a subsidiary of Griffin closed on a new $18.0 million nonrecourse mortgage loan (the “40|86 Mortgage Loan”) with 40|86 Mortgage Capital, Inc. The 40|86 Mortgage Loan is collateralized by three industrial buildings in NE Tradeport (75 International Drive, 754 and 758 Rainbow Road) aggregating approximately 392,000 square feet, has a fixed interest rate of 4.33% and a fifteen year term, with payments based on a thirty year amortization schedule. At closing, Griffin received cash proceeds from the 40|86 Mortgage Loan (before financing costs) of approximately $14.9 million, which were used in refinancing the maturing mortgage that had a principal balance of approximately $17.9 million and an interest rate of 5.73%. The remaining approximately $3.1 million of mortgage proceeds were deposited into escrow. As per the terms of the 40|86 Mortgage Loan, $2.5 million of the escrowed proceeds were released to Griffin in fiscal 2015 when the tenant that was leasing approximately 88,000 square feet on a month‑to‑month basis in 754 Rainbow entered into a long‑term lease for that space and the remaining $0.6 million of escrowed proceeds were released to Griffin in fiscal 2016 when tenant improvements for the full building tenant in 758 Rainbow was completed.

On July 22, 2016, Griffin entered into a two-year extension to its revolving credit line with Webster (the “Webster Credit Line”) that was scheduled to expire on August 1, 2016. The terms of the extension increased the amount of the credit line from $12.5 million to $15.0 million and Griffin has the option to further extend the credit line for an additional year provided there is no default at the time such extension is requested. The interest rate on the credit line extension remained at the one month LIBOR rate plus 2.75% and the collateral for the Webster Credit Line, Griffin’s eight single-story office/flex buildings aggregating approximately 217,000 square feet in Griffin Center South, an approximately 48,000 square foot single-story office building in Griffin Center, and an approximately 18,000 square foot industrial/warehouse building in Griffin Center South also remained the same. There have been no borrowings under the Webster Credit Line since its inception, however, the Webster Credit Line does secure certain unused standby letters of credit aggregating approximately $1.8 million that are related to Griffin's development activities.

On March 31, 2016, Griffin’s Board of Directors authorized a program under which Griffin may repurchase up to $5.0 million in outstanding shares of its common stock over a twelve month period in privately negotiated transactions. The repurchase program does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion. In fiscal 2016, Griffin repurchased 105,000 shares of its common stock for approximately $3.4 million. Subsequent to November 30, 2016, Griffin repurchased an additional 19,173 shares of its common stock for approximately $0.6 million, resulting in approximately $1.0 million available for additional stock repurchases under the current repurchase program.

Griffin’s payments (including principal and interest) under contractual obligations as of November 30, 2016 are as follows:

		Due Within	Due From	Due From	Due in More
	Total	One Year	1 - 3 Years	3 - 5 Years	Than 5 Years
	(in millions)
Mortgage Loans	$147.0	$13.9	$24.2	$16.0	$92.9
Revolving Line of Credit	—	—	—	—	—
Operating Lease Obligations	1.2	0.1	0.3	0.2	0.6
Purchase Obligations (1)	1.7	1.7	—	—	—
Other (2)	4.3	—	—	—	4.3
	$154.2	$15.7	$24.5	$16.2	$97.8

(1)	Includes obligations principally related to the development of Griffin’s real estate assets.
(2)	Reflects the liability for Griffin’s non‑qualified deferred compensation plan. The timing on the payment of participant balances in the non‑qualified deferred compensation plan is not determinable.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Option Agreement”) whereby Griffin granted the buyer an exclusive option, in exchange for a nominal fee, to purchase approximately 280 acres of undeveloped land in Simsbury for approximately $7.7 million. The buyer may extend the option period up to three years upon payment of additional option fees. Subsequent to November 30, 2016, the buyer paid Griffin to extend the option period. The land subject to the Option Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require changes in the use of the land and obtaining local and state approvals for that planned use. There is no guarantee that the sale of undeveloped land as contemplated under the Option Agreement will be completed under its current terms, or at all.

On March 23, 2016, Griffin entered into an Agreement of Sale and Purchase (the “East Allen Purchase Agreement”) to acquire an approximately 31 acre site in East Allen Township, Northampton County, Pennsylvania for development of an industrial/warehouse building. Subsequently, Griffin exercised its right to terminate the East Allen Purchase Agreement based on its due diligence findings. After the East Allen Purchase Agreement was terminated, Griffin has continued negotiations with the seller to reach a new agreement. Completion of a new purchase agreement is uncertain at this time.

On May 4, 2016, Griffin entered into an Agreement of Sale and Purchase, as amended (the “Macungie Purchase Agreement”), to acquire, for a purchase price of $1.8 million, an approximately 14 acre site in Upper Macungie Township, Lehigh County, Pennsylvania for development of an approximately 134,000 square foot industrial/warehouse building. A closing on the land acquisition contemplated by the Macungie Purchase Agreement is subject to several significant contingencies, including Griffin obtaining all governmental approvals for its planned development of the land that would be acquired. There is no guarantee that the land acquisition as contemplated under the Macungie Purchase Agreement will be completed under its current terms, or at all.

On December 23, 2016, Griffin entered into an agreement to sell approximately 67 acres of its undeveloped land in Phoenix Crossing for approximately $10.25 million. Completion of this transaction is subject to a number of factors, including the buyer obtaining all necessary final permits from governmental authorities for development plans of the site it would acquire and the buyer receiving municipal and state economic development incentives it deems adequate. There is no guarantee that this transaction will be completed under its current terms, or at all.

On January 20, 2017, Griffin agreed to terms on a nonrecourse mortgage loan of up to $12.0 million on two NE Tradeport industrial/warehouse buildings aggregating approximately 275,000 square feet. Completion of this proposed new mortgage loan is subject to a number of contingencies, including the entry into a definitive loan agreement. There is no guarantee that this transaction will be completed under its current terms, or at all.

In the near‑term, Griffin plans to continue to invest in its real estate business, including the construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in New England, the Mid‑Atlantic states and other areas to expand the industrial/warehouse portion of its real estate portfolio. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. Griffin may also construct a build‑to‑suit facility on its undeveloped land if lease terms are favorable.

As of November 30, 2016, Griffin had cash and cash equivalents of approximately $24.7 million. Management believes that its cash and cash equivalents as of November 30, 2016, cash generated from operations, and borrowing capacity under its $15.0 million revolving credit agreement with Webster will be sufficient to meet its working capital requirements, the continued investment in real estate assets, completion of the acquisition of undeveloped land in Upper Macungie Township, the repurchase of its common stock under the stock repurchase program currently in place, and the payment of dividends on its common stock, when and if declared by the Board of Directors, for at least the next twelve months. Griffin may also continue to seek additional financing secured by nonrecourse mortgage loans on its properties. Griffin’s real estate portfolio currently includes four Connecticut buildings aggregating approximately 314,000 square feet that are not mortgaged, however, Griffin has agreed to terms for a nonrecourse mortgage loan on two of those buildings that combined are approximately 275,000 square feet. Completion of this proposed new mortgage loan is subject to a number of contingencies, including the entry into a definitive loan agreement. There is no guarantee that this transaction will be completed under its current terms, or at all.

Forward‑Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward‑looking statements include, but are not limited to, Griffin’s expectations regarding the leasing of currently vacant space, the acquisition of additional properties and/or undeveloped land parcels, the commencement of speculative construction, the ability to obtain mortgage financing on Griffin’s unleveraged properties, completion of the acquisition of land in Upper Macungie Township, completion of a new agreement to acquire land in East Allen Township, completion of the sale of approximately 280 acres of undeveloped land in Simsbury, completion of the sale of approximately 67 acres of undeveloped land in Phoenix Crossing, completion of a mortgage loan on two NE Tradeport buildings aggregating approximately 275,000 square feet, Griffin’s anticipated future liquidity, and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward‑looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward‑looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward‑looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” and elsewhere in this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of changes in the value of a financial instrument, derivative or non‑derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate mortgage debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Griffin does not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. Griffin’s mortgage interest rates and related principal payment requirements are described in Note 5 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of November 30, 2016, Griffin had a total of approximately

$81.6 million of variable rate debt outstanding, for which Griffin has entered into interest rate swap agreements which effectively fix the interest rates on that debt. There were no other variable rate borrowings outstanding as of November 30, 2016.

Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin’s cash equivalents. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk.

Griffin does not have foreign currency exposure in operations. However, Griffin does have an investment in a public company, Centaur Media plc, based in the United Kingdom. The ultimate liquidation of that investment and conversion of proceeds into United States currency is subject to future foreign currency exchange rates involving the UK pound sterling. A 10% decrease in the foreign currency exchange rate at November 30, 2016 would have resulted in an approximately $0.1 million reduction of the fair value of that investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 30, 2016	Nov. 30, 2015
ASSETS
Real estate assets at cost, net	$172,260	$166,455
Real estate held for sale	2,992	1,418
Cash and cash equivalents	24,689	18,271
Deferred income taxes	4,984	5,838
Proceeds held in escrow	3,535	—
Available-for-sale securities	977	1,970
Other assets	14,186	14,098
Total assets	$223,623	$208,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$109,697	$89,185
Deferred revenue	9,526	10,790
Accounts payable and accrued liabilities	4,140	3,348
Dividend payable	1,514	1,546
Other liabilities	7,943	8,372
Total liabilities	132,820	113,241
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,541,029 shares issued and 5,047,708 and 5,152,708 shares outstanding, respectively	55	55
Additional paid-in capital	108,438	108,188
Retained earnings	179	1,117
Accumulated other comprehensive loss, net of tax	(1,049)	(1,085)
Treasury stock, at cost, 493,321 and 388,321 shares, respectively	(16,820)	(13,466)
Total stockholders' equity	90,803	94,809
Total liabilities and stockholders' equity	$223,623	$208,050

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended
	Nov. 30, 2016	Nov. 30, 2015	Nov. 30, 2014

Rental revenue	$26,487	$24,605	$20,552
Revenue from property sales	4,364	3,483	3,667
Total revenue	30,851	28,088	24,219

Depreciation and amortization expense	8,797	7,668	6,729
Operating expenses of rental properties	8,250	8,415	7,801
Costs related to property sales	810	634	803
General and administrative expenses	7,367	7,057	7,077
Total expenses	25,224	23,774	22,410

Operating income	5,627	4,314	1,809

Interest expense	(4,545)	(3,670)	(3,529)
Gain on sale of assets	122	—	—
Investment income	107	161	301
Gain on sale of common stock in Centaur Media plc	—	—	318
Loss on debt extinguishment	—	—	(51)
Income (loss) before income tax provision	1,311	805	(1,152)
Income tax provision	(735)	(380)	(96)
Income (loss) from continuing operations	576	425	(1,248)
Discontinued operations, net of tax:
Income from landscape nursery business, net of tax, including loss on sale of assets of $28, net of tax	—	—	144
Net income (loss)	$576	$425	$(1,104)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.11	$0.08	$(0.24)
Income from discontinued operations	—	—	0.03
Basic net income (loss) per common share	$0.11	$0.08	$(0.21)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.11	$0.08	$(0.24)
Income from discontinued operations	—	—	0.03
Diluted net income (loss) per common share	$0.11	$0.08	$(0.21)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	For the Fiscal Years Ended
	Nov. 30, 2016	Nov. 30, 2015	Nov. 30, 2014

Net income (loss)	$576	$425	$(1,104)

Other comprehensive income (loss), net of tax:
Reclassifications included in net income (loss)	856	778	124
(Decrease) increase in fair value of Centaur Media plc	(646)	30	185
Unrealized loss on cash flow hedges	(174)	(1,058)	(695)
Total other comprehensive income (loss), net of tax	36	(250)	(386)
Total comprehensive income (loss)	$612	$175	$(1,490)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Fiscal Years Ended November 30, 2016, November 30, 2015 and November 30, 2014

(dollars in thousands)

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at November 30, 2013	5,534,687	$55	$107,603	$4,372	$(449)	$(13,466)	$98,115
Exercise of stock options, net of reversal of tax benefit on exercised stock options of $4	3,208	—	76	—	—	—	76
Stock-based compensation	—	—	208	—	—	—	208
Dividend declared, $0.20 per share	—	—	—	(1,030)	—	—	(1,030)
Total other comprehensive loss, net of tax	—	—	—	—	(386)	—	(386)
Net loss	—	—	—	(1,104)	—	—	(1,104)
Balance at November 30, 2014	5,537,895	55	107,887	2,238	(835)	(13,466)	95,879
Exercise of stock options, net of reversal of tax benefit on exercised stock options of $9	3,134	—	71	—	—	—	71
Stock-based compensation	—	—	230	—	—	—	230
Dividend declared, $0.30 per share	—	—	—	(1,546)	—	—	(1,546)
Total other comprehensive loss, net of tax	—	—	—	—	(250)	—	(250)
Net income	—	—	—	425	—	—	425
Balance at November 30, 2015	5,541,029	55	108,188	1,117	(1,085)	(13,466)	94,809
Repurchase of common stock	—	—	—	—	—	(3,354)	(3,354)
Reversal of tax benefit on forfeited stock options	—	—	(17)	—	—	—	(17)
Stock-based compensation	—	—	267	—	—	—	267
Dividend declared, $0.30 per share	—	—	—	(1,514)	—	—	(1,514)
Total other comprehensive income, net of tax	—	—	—	—	36	—	36
Net income	—	—	—	576	—	—	576
Balance at November 30, 2016	5,541,029	$55	$108,438	$179	$(1,049)	$(16,820)	$90,803

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended
	Nov. 30, 2016	Nov. 30, 2015	Nov. 30, 2014
Operating activities:
Net income (loss)	$576	$425	$(1,104)
Income from discontinued operations	—	—	(144)
Income (loss) from continuing operations	576	425	(1,248)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	8,797	7,668	6,729
Gain on sales of properties	(3,554)	(2,849)	(2,864)
Deferred income taxes	785	297	123
Stock-based compensation expense	267	230	338
Amortization of debt issuance costs	283	226	259
Gain on sale of assets	(122)	—	—
Accretion of discount on note receivable	—	(49)	(165)
Loss on debt extinguishment	—	—	51
Gain on sale of common stock in Centaur Media plc	—	—	(318)
Changes in assets and liabilities:
Other assets	59	1,124	(631)
Accounts payable and accrued liabilities	337	475	(276)
Deferred revenue	(656)	4,924	2,987
Other liabilities	445	490	329
Net cash provided by operating activities of continuing operations	7,217	12,961	5,314
Net cash provided by operating activities of discontinued operations	—	—	39
Net cash provided by operating activities	7,217	12,961	5,353

Investing activities:
Additions to real estate assets	(15,734)	(31,188)	(15,583)
Proceeds from sales of properties, net of expenses	3,536	994	554
Proceeds from property sales (deposited in) returned from escrow, net	(3,536)	—	8,864
Deferred leasing costs and other	(890)	(1,011)	(1,171)
Proceeds from collection of note receivable	—	1,500	2,750
Proceeds from sales of common stock in Centaur Media plc	—	—	566
Proceeds from sale of business, net of expenses	—	—	169
Net cash used in investing activities	(16,624)	(29,705)	(3,851)

Financing activities:
Proceeds from mortgage loans	45,525	40,391	5,477
Payments on mortgage loans	(24,822)	(20,123)	(2,017)
Repurchase of common stock	(3,354)	—	—
Dividends paid to stockholders	(1,546)	(1,030)	(1,029)
Payment of debt issuance costs	(578)	(762)	(133)
Mortgage proceeds returned from (deposited in) escrow	600	(600)	(1,000)
Proceeds from exercise of stock options	—	80	80
Net cash provided by financing activities	15,825	17,956	1,378
Net increase in cash and cash equivalents	6,418	1,212	2,880
Cash and cash equivalents at beginning of period	18,271	17,059	14,179
Cash and cash equivalents at end of period	$24,689	$18,271	$17,059

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

Griffin Industrial Realty, Inc. (“Griffin”) is a real estate business principally engaged in developing, managing and leasing industrial and commercial properties. Griffin also seeks to add to its property portfolio through the acquisition and development of land or purchase of buildings. Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin’s core development and leasing strategy. Prior to May 13, 2015, Griffin was known as Griffin Land & Nurseries, Inc. Griffin changed its name to better reflect its ongoing real estate business after the sale in fiscal 2014 of the landscape nursery business that Griffin had operated through its wholly owned subsidiary, Imperial Nurseries, Inc. (“Imperial”).

Imperial was engaged in growing landscape nursery plants in containers for sale to independent retail garden centers and rewholesalers, whose main customers are landscape contractors. Imperial's operations through January 8, 2014 are reflected in the accompanying consolidated financial statements as a discontinued operation due to the sale of its inventory and certain of its assets (the “Imperial Sale”) to Monrovia Connecticut LLC (“Monrovia”), a subsidiary of Monrovia Nursery Company (see Note 10). All intercompany transactions have been eliminated.

Fiscal Year

Griffin reports on a twelve month fiscal year that ends on November 30.

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with Financial Accounting Standards Board (“FASB”) ASC 805-10, “Business Combinations,” and are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are amortized over the asset's useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Repair and maintenance costs are expensed as incurred.

Griffin classifies a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year or the property is under a contract to be sold; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as “held for sale.” Depreciation of assets ceases upon designation of a property as “held for sale.”

Cash and Cash Equivalents

Griffin considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. At November 30, 2016 and 2015, $22,409 and $15,269, respectively, of the cash and cash equivalents included on Griffin's consolidated balance sheets were held in cash equivalents.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Investments

Griffin's investment in the common stock of Centaur Media plc (“Centaur Media”) is accounted for as an available-for-sale security under FASB ASC 320-10, “Investments – Debt and Equity Securities” (“ASC 320-10”), whereby increases or decreases in the fair value of this investment, net of income taxes, along with the effect of changes in the foreign currency exchange rate, net of income taxes, are recorded as a component of other comprehensive income (loss). Realized gains and losses on sales of available-for-sale securities are determined based on the average cost method. Griffin is required to adopt FASB Accounting Standards Update No. 2016-01, “Financial Instruments – Overall” (“ASU 2016-01”) in fiscal 2019. Upon adoption, the increases or decreases in the fair value of available-for-sale securities will no longer be reflected as a component of other comprehensive income, but will be recognized through net income (see Recent Accounting Pronouncements below).

Stock‑Based Compensation

Griffin accounts for stock options at fair value in accordance with FASB ASC 718, “Compensation - Stock Compensation” and FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees.” For stock options that have graded vesting features, Griffin recognizes compensation cost over the requisite service period separately for each tranche of the award as though they were, in substance, multiple awards. Griffin determines its accumulated windfall tax benefits using the short-cut method.

Postretirement Benefits

In fiscal 2014, Griffin terminated its postretirement benefit program (see Note 7). Griffin had accounted for postretirement benefits in accordance with FASB ASC 715-10, “Compensation – Retirement Benefits” (“ASC 715-10”). This guidance requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This guidance also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Impairment of Investments in Long‑Lived Assets

Griffin reviews annually, as well as when conditions may indicate, its long-lived assets to determine if there are indicators of impairment, such as a prolonged vacancy in one of its properties. If indicators of impairment are present, Griffin evaluates the carrying value of the assets in relation to the operating performance and expected future undiscounted cash flows or the estimated fair value based on expected future cash flows of the underlying assets. If the undiscounted cash flows are less than the carrying value of an asset, Griffin would reduce the carrying value of a long-lived asset to its fair value if that asset’s fair value is determined to be less than its carrying value.

Griffin also reviews annually, as well as when conditions may indicate, the recoverability of its development costs, including expected remediation costs on projects that are included in real estate assets. To the extent that the carrying value exceeds the fair value of a project, including development costs, an impairment loss would be recorded.

There were no impairment losses recorded in the fiscal years ended November 30, 2016, 2015 and 2014.

Revenue and Gain Recognition

Revenue includes rental revenue from Griffin's industrial and commercial properties and proceeds from property sales.  Rental revenue is accounted for on a straight line basis over the applicable lease term in accordance with FASB ASC 840-10, “Leases.” Gains on property sales are recognized in accordance with FASB ASC 360-20, “Property,

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Plant, and Equipment – Real Estate Sales,” based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, costs included in determining the percentage of completion include the costs of the land sold, allocated master planning costs, selling and transaction costs and estimated future costs related to the land sold.

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

Griffin evaluates each tax position taken in its tax returns and recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. Griffin has analyzed its federal and significant state filing positions with respect to FASB ASC 740-10, “Income Taxes” (“ASC 740-10”). Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that would result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to ASC 740-10.

Griffin’s policy for recording interest and penalties, related to uncertain tax positions, is to record such items as part of its provision for federal and state income taxes.

Intangible Assets

Griffin accounts for intangible assets in accordance with FASB ASC 350-10 “Intangibles - Goodwill and Other.” Griffin's intangible assets consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. These intangible assets were recorded in connection with Griffin’s acquisitions of real estate assets. Amortization of the value of in-place leases, included in depreciation and amortization expense, is on a straight-line basis over the lease terms. Amortization of the value of customer relationships with tenants, included in depreciation and amortization expense, is on a straight-line basis over the lease terms and anticipated renewal periods.

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

Interest Rate Swap Agreements

As of November 30, 2016, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on benchmark interest rates. The changes in fair values of Griffin’s interest rate swap agreements are recorded as components of accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity, to the extent they are effective. Any ineffective portions of the changes in fair values of these instruments would be recorded as interest expense or interest income.

Conditional Asset Retirement Obligations

Griffin accounts for its conditional asset retirement obligations in accordance with FASB ASC 410-10, “Asset Retirement and Environmental Obligations,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The conditional asset retirement obligations relate principally to tobacco barns and other structures on Griffin’s land holdings that contain asbestos, primarily in roofing materials. These structures remain from the tobacco growing operations of former affiliates of Griffin, are not material to Griffin’s operations and do not have any book value.

Treasury Stock

Treasury stock is recorded at cost as a reduction of stockholders’ equity on Griffin’s consolidated balance sheets.

Income (Loss) Per Share

Basic income (loss) per common share is calculated by dividing income (loss) from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the year. The calculation of diluted income (loss) per common share reflects adjusting Griffin’s outstanding shares assuming the exercise of all potentially dilutive Griffin stock options.

Risks and Uncertainties

Griffin’s future results of operations involve a number of risks and uncertainties. Factors that could affect Griffin’s future operating results and cause actual results to vary materially from historical results include, but are not limited to, the geographical concentration of Griffin’s real estate holdings, credit risk and market risk.

Griffin's real estate holdings are concentrated in the Hartford, Connecticut area and in the Lehigh Valley of Pennsylvania. The market and economic challenges experienced by the U.S. economy as a whole or the local economic conditions in the markets in which Griffin holds properties may affect Griffin’s real estate business. Griffin’s results of operations, financial condition or ability to expand may be adversely affected as a result of: (i) poor economic conditions or unfavorable financial changes to Griffin’s tenants, which may lead to a curtailment of expansion plans or may result in tenant defaults under leases; (ii) significant job losses, which could adversely affect the demand for rental space causing market rental rates and property values to be negatively impacted; (iii) the ability of Griffin to borrow on terms and conditions that it finds acceptable; and (iv) possibly reduced values of Griffin’s properties potentially limiting the proceeds from a sale of its properties or from debt financing collateralized by its properties.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Griffin conducts business based on evaluations of its prospective tenants’ financial condition and generally does not require collateral. These evaluations require significant judgment and are based on multiple sources of information.

Griffin does not use derivatives for speculative purposes. Griffin applies ASC 815-10, which established accounting and reporting standards for derivative instruments and hedging activities. This accounting guidance requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and to measure those instruments at fair value. The estimated fair value is based primarily on projected future swap rates.

Griffin applies cash flow hedge accounting to its interest rate swap agreements designated as hedges of the variability of future cash flows from floating rate liabilities due to the benchmark interest rates. Changes in the fair value of these interest rate swaps are recorded as a component of AOCI in stockholders’ equity, to the extent they are effective. Amounts recorded to AOCI are then reclassified to interest expense as interest on the hedged borrowing is recognized. Any ineffective portion of the change in fair value of these instruments would be recorded to interest expense.

Griffin’s cash equivalents consist of overnight investments that are not significantly exposed to interest rate risk.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. Griffin’s significant estimates include the impairment evaluation of long-lived assets, deferred income taxes, derivative financial instruments, revenue and gain recognition including the estimated costs to complete required offsite improvements related to land sold and assumptions used in determining stock compensation.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This Update addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This Update will become effective for Griffin in fiscal 2018. Early adoption is allowed, but all of the guidance must be adopted in the same period. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

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

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall,” which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). ASU 2016-01 also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. In addition, entities must assess the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 will be effective for Griffin in fiscal 2019. Early adoption is permitted for certain provisions. Upon adoption, changes in the fair value of Griffin’s available-for-sale securities will be recognized through net income.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest,” (“ASU 2015-03”) which requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of the associated debt liability, consistent with debt discounts. The guidance must be applied on a retrospective basis and was adopted by Griffin in the fiscal 2016 fourth quarter. The adoption of this guidance required Griffin to reclassify its debt issuance costs on nonrecourse mortgage loans from other assets to mortgage debt on its statement of financial position but did not have an impact on Griffin's results of operations. The effect of the reclassification on Griffin’s statement of financial position is quantified in Note 5.

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest-Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which addresses line-of-credit arrangements that were omitted from ASU 2015-03 (see above). This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Griffin adopted this Update in the 2016 fourth quarter. The adoption of this guidance did not have an impact on Griffin's consolidated financial statements.

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 assets and liabilities include Griffin's interest rate swap derivatives (see Note 5). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

During fiscal 2016, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	November 30, 2016
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$977	$—	$—
Interest rate swap asset	$—	$207	$—
Interest rate swap liabilities	$—	$1,892	$—

	November 30, 2015
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$1,970	$—	$—
Interest rate swap liabilities	$—	$2,766	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	November 30, 2016		November 30, 2015
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$24,689	$24,689	$18,271	$18,271
Marketable equity securities	1	977	977	1,970	1,970
Interest rate swap	2	207	207	—	—
Financial liabilities:
Mortgage loans	2	$109,697	$111,103	$89,185	$90,155
Interest rate swaps	2	1,892	1,892	2,766	2,766

The amounts included in the financial statements for cash and cash equivalents, lease receivables from tenants and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The fair values of the available-for-sale securities are based on quoted market prices. The fair values of the mortgage loans are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current OIS rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

3. Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Nov. 30, 2016	Nov. 30, 2015
Land		$17,895	$18,157
Land improvements	10 to 30 years	27,592	22,440
Buildings and improvements	10 to 40 years	164,353	149,111
Tenant improvements	Shorter of useful life or terms of related lease	21,925	19,611
Machinery and equipment	3 to 20 years	11,022	11,810
Construction in progress		1,659	10,240
Development costs		14,615	15,870
		259,061	247,239
Accumulated depreciation		(86,801)	(80,784)
		$172,260	$166,455

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	November 30,	November 30,	November 30,
	2016	2015	2014
Depreciation expense	$7,768	$6,539	$5,747

Capitalized interest	$274	$777	$580

On September 22, 2016, Griffin closed on the previously contracted sale of approximately 29 acres of an approximately 45 acre land parcel in Griffin Center in Bloomfield, Connecticut for cash proceeds of $3,756 and a pretax gain of $3,174. An additional approximately 15 acres of that land parcel, much of which is wetlands with very limited development potential, was donated to an affiliate of the purchaser at the time of the closing. Griffin retained approximately one acre, which is adjacent to other undeveloped land owned by Griffin. The net cash proceeds from the sale of $3,536 were placed in escrow for the potential acquisition of a replacement property as part of a Section 1031 like-kind exchange for income tax purposes. If a replacement property is not purchased with the proceeds from this land sale within the time frame required under IRS regulations regarding Section 1031 like-kind exchanges, the proceeds placed in escrow would be returned to Griffin.

The farm in Quincy, Florida (the “Florida Farm”) that had been used by Imperial prior to being shut down in fiscal 2009 was leased to a private company grower of landscape nursery products from fiscal 2009 until April 30, 2016. In the 2015 second quarter, that tenant gave notice of its intent to exercise the purchase option for the Florida Farm under the terms of its lease for approximately $4,100. On June 1, 2015, Griffin received a deposit of $400 as required under the terms of the lease agreement. In August 2015, that tenant informed Griffin that it would not close on the purchase of the Florida Farm. Imperial and the tenant subsequently entered into a Holdover and Settlement Agreement (the “Agreement”) which permitted the tenant to continue to lease the Florida Farm at an agreed upon rental rate through

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

April 30, 2016. The Agreement also stipulated that Imperial was entitled to retain the deposit against the purchase price made by the tenant when it exercised its option to purchase the Florida Farm; therefore, the $400 deposit is reflected as revenue from property sales in Griffin's fiscal 2015 consolidated statement of operations. Subsequent to that lease expiration, Griffin entered into a three year lease of the Florida Farm with a new tenant that includes an option for the new tenant to purchase the Florida Farm for a purchase price between $3.4 million and $3.9 million depending upon the date of sale.

In the 2013 fourth quarter, Griffin completed the sale of approximately 90 acres of undeveloped land for $8,968 in cash, before transaction costs (the “Windsor Land Sale”). The land sold is located in Windsor, Connecticut and is part of an approximately 268 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut. Approximately 15 acres of that land parcel was donated to the town of Windsor, Connecticut subsequent to the closing. Under the terms of the Windsor Land Sale, Griffin and the buyer were each required to construct roadways connecting the land parcel sold with existing town roads. Once completed, the roads constructed by the buyer and the road being constructed by Griffin will become new town roads, thereby providing public access to the remaining acreage in Griffin’s land parcel. As a result of Griffin's continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Accordingly, the revenue and pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including the costs of the required roadwork. Costs included in determining the percentage of completion include the cost of the land sold, allocated master planning costs and the cost of road construction. At the closing of the Windsor Land Sale, cash proceeds of $8,860 were placed in escrow for the potential purchase of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”). The proceeds placed in escrow were returned to Griffin in the second quarter of fiscal 2014, as a replacement property was not acquired.

As of November 30, 2016, approximately 99% of the total costs related to the Windsor Land Sale have been incurred; therefore, from the date of the Windsor Land Sale through November 30, 2016, approximately 99% of the total revenue and pretax gain on the sale have been recognized in Griffin's consolidated statements of operations. Griffin’s consolidated statement of operations for fiscal 2016 includes revenue of $608 and a pretax gain of $380 from the Windsor Land Sale. Griffin's consolidated statement of operations for fiscal 2015 included revenue of $2,483 and a pretax gain of $1,880 from the Windsor Land Sale. Griffin's consolidated statement of operations for fiscal 2014 included revenue of $3,105 and a pretax gain of $2,358 from the Windsor Land Sale. Griffin's consolidated statement of operations for fiscal 2013 included revenue of $2,668 and a pretax gain of $1,990 from the Windsor Land Sale. The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to take place in fiscal 2017. Included on Griffin’s consolidated balance sheet as of November 30, 2016, is deferred revenue of $104 that will be recognized as the remaining costs are incurred. The total pretax gain on the Windsor Land Sale is expected to be approximately $6,686 after all revenue is recognized and all costs are incurred. In the fiscal 2016 second quarter, Griffin increased its estimate of the total costs to complete the required road improvements attributed to the Windsor Land Sale by $79, based upon changes received from the state of Connecticut’s Department of Transportation that increased the scope of roadwork required to be completed by Griffin. The effect of the estimated additional roadwork cost reduced the estimated total pretax gain on the Windsor Land Sale from the prior estimate of approximately $6,765. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the pretax gain recognized in future periods.

Real estate assets held for sale consist of:

	Nov. 30, 2016	Nov. 30, 2015
Land	$264	$78
Development costs	2,728	1,340
	$2,992	$1,418

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Income Taxes

The income tax provision in continuing operations for fiscal 2016, fiscal 2015 and fiscal 2014 is summarized as follows:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2016	2015	2014
Current federal	$50	$(83)	$—
Current state and local	—	—	—
Deferred federal	(580)	(217)	356
Deferred state and local	(205)	(80)	(452)
Total income tax provision	$(735)	$(380)	$(96)

The income tax provision for fiscal 2016 includes a charge of approximately $180 for the effect of a change in Connecticut tax law, effective for Griffin in fiscal 2016, whereby, the usage of state net operating loss carryforwards in future years will be limited to 50% of taxable income. Therefore, in fiscal 2016, Griffin decreased its expected realization of the tax benefit related to its Connecticut state net operating loss carryforwards. The decrease of the realization rate is based on management's current projections of taxable income in Connecticut in future years that would generate income taxes in excess of capital based taxes.

In fiscal 2015 and fiscal 2014, Griffin decreased its expected realization of the tax benefit related to its Connecticut state net operating loss carryforwards and other Connecticut state temporary differences. These decreases were based on management's projections in those years of taxable income attributable to the state of Connecticut in future years that would generate income taxes in excess of capital based taxes. Charges of approximately $87 and $375 are reflected in the fiscal 2015 and fiscal 2014 tax provisions, respectively, for state taxes to reflect the expected lower realization of certain state tax benefits.

Griffin did not recognize a current tax benefit in fiscal 2016, fiscal 2015 or fiscal 2014 from the exercise of employee stock options. A benefit was not recorded in fiscal 2016 and fiscal 2014 because Griffin did not have taxable income. In fiscal 2015, Griffin utilized net operating loss carryforwards to offset taxable income. As of November 30, 2016, Griffin has an unrecognized tax benefit of $1,176 for the effect of employee stock options exercised in fiscal years 2006 through 2015. In fiscal 2016, fiscal 2015 and fiscal 2014, the deferred tax asset related to non‑qualified stock options was reduced by $17, $9 and $4, respectively, as a result of exercises and forfeitures of those options.

Included in total income from discontinued operations, net of tax, is an income tax provision of $115 for fiscal 2014.

The income tax provision in fiscal 2016 is net of the effect of recording a charge related to valuation allowances on certain state deferred tax assets (principally Connecticut) of $1,798, less a federal income tax benefit of $629. The income tax provision in fiscal 2015 was net of the effect of recording a benefit related to valuation allowances on certain state deferred tax assets of $76, less a federal income tax expense of $26. The income tax provision for discontinued operations in fiscal 2014 was net of the effect of recording valuation allowances on certain state deferred tax assets for state net operating losses of Imperial. The effect on the income tax provision for the valuation allowances in fiscal 2014 was a charge of $24, less a federal income tax benefit of $8. The establishment of the valuation allowances reflects management’s determination that it is more likely than not that Griffin will not generate sufficient taxable income in the future to fully utilize certain state net operating loss carryforwards.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Other comprehensive income (loss) includes deferred tax (expense) benefit as follows:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2016	2015	2014
Mark to market adjustment on Centaur Media plc	$347	$(16)	$17
Measurement of the funded status of the defined postretirement program	—	—	181
Fair value adjustment of Griffin's cash flow hedges	(399)	164	37
Total income tax (expense) benefit included in other comprehensive income (loss)	$(52)	$148	$235

The differences between the income tax provision at the United States statutory income tax rates and the actual income tax provision on continuing operations for fiscal 2016, fiscal 2015 and fiscal 2014 are as follows:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2016	2015	2014
Tax (provision) benefit at statutory rate	$(459)	$(282)	$403
State and local taxes, including valuation allowance, net of federal tax effect	(205)	(80)	(457)
Permanent items	(35)	(23)	(43)
Other	(36)	5	1
Total income tax provision	$(735)	$(380)	$(96)

The state and local income tax expense, net of federal tax effect, principally reflects a decrease in the realization of the tax benefit related to Connecticut state net operating loss carryforwards and expected Connecticut state other temporary differences for fiscal 2016, fiscal 2015 and fiscal 2014.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The significant components of Griffin’s deferred tax assets and deferred tax liabilities are as follows:

	Nov. 30,	Nov. 30,
	2016	2015
Deferred tax assets:
Federal net operating loss carryforwards	$4,037	$2,673
Deferred revenue	3,068	3,587
Retirement benefit plans	1,675	1,547
State net operating loss carryforwards	1,537	554
Non-qualified stock options	892	847
Cash flow hedges	623	1,022
Investment in Centaur Media plc	309	(38)
Charitable contribution carryforwards	127	179
Conditional asset retirement obligations	112	112
Other	46	51
Total deferred tax assets	12,426	10,534
Valuation allowances	(1,514)	(345)
Net deferred tax assets	10,912	10,189
Deferred tax liabilities:
Real estate assets	(4,244)	(2,666)
Deferred rent	(1,095)	(985)
Prepaid insurance	(107)	(113)
Property and equipment	(49)	(44)
Other	(433)	(543)
Total deferred tax liabilities	(5,928)	(4,351)
Net total deferred tax assets	$4,984	$5,838

At November 30, 2016, Griffin had federal net operating loss carryforwards of approximately $11,535 with expirations ranging from fourteen to twenty years and state net operating loss carryforwards of approximately $358 with expirations ranging from ten to twenty years. Management has determined that a valuation allowance is required for net operating loss carryforwards in Connecticut related to Griffin and Imperial and for certain other states related to Imperial. Griffin has evaluated the likelihood that it will realize the benefits of its deferred tax assets. Based on a significant number of appreciated assets, primarily real estate, held by Griffin and the significant length of time expected before Griffin’s deferred tax assets would expire, Griffin believes that it is more likely than not that it will utilize the benefit of its remaining deferred tax assets.

Griffin evaluates each tax position taken in its tax returns and recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that would result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to ASC 740‑10.

Federal income tax returns for fiscal 2012 through fiscal 2015 are open to examination by the Internal Revenue Service. In fiscal 2014, the state of New York completed an examination of Griffin’s fiscal 2007, fiscal 2008 and fiscal 2009 tax returns. There were no significant adjustments made as a result of this examination. The remaining periods subject to examination for Griffin’s significant state return, which is Connecticut, are fiscal 2008 through fiscal 2015.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Mortgage Loans

Griffin's mortgage loans, which are nonrecourse, consist of:

	Nov. 30, 2016	Nov. 30, 2015
Variable rate, due October 2, 2017 *	$6,034	$6,217
Variable rate, due February 1, 2019 *	10,313	10,610
Variable rate, due August 1, 2019 *	—	7,501
Variable rate, due January 27, 2020 *	3,606	3,729
Variable rate, due January 2, 2025 *	20,744	19,385
Variable rate, due September 1, 2025 *	—	11,457
Variable rate, due May 1, 2026 *	14,187	—
Variable rate, due November 17, 2026 *	26,725	—
5.09%, due July 1, 2029	7,001	7,385
5.09%, due July 1, 2029	4,905	6,226
4.33%, due August 1, 2030	17,624	17,926
Nonrecourse mortgage loans prior to debt issuance costs	111,139	90,436
Debt issuance costs, net	(1,442)	(1,251)
Nonrecourse mortgage loans, net	$109,697	$89,185

*	Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

The annual principal payment requirements under the terms of the nonrecourse mortgage loans for the fiscal years 2017 through 2021 are $8,994, $3,100, $12,552, $6,077 and $3,004, respectively. The aggregate book value of land and buildings that are collateral for the nonrecourse mortgage loans was approximately $125,600 at November 30, 2016.

As of November 30, 2016, Griffin retrospectively applied the provisions of ASU 2015-03, regarding the reclassification of debt issuance costs (see Note 1). As a result of the adoption of ASU 2015-03, Griffin reclassified $1,442 and $1,251, as of November 30, 2016 and 2015, respectively, from other assets to mortgage loans, as reflected in the table above.

On November 17, 2016, Griffin closed on a nonrecourse mortgage (the “2016 Webster Mortgage”) for $26,725. The 2016 Webster Mortgage refinanced an existing mortgage with Webster Bank, N.A. (“Webster”) which was due on September 1, 2025 and was collateralized by an approximately 280,000 square foot industrial building (“5220 Jaindl”) in the Lehigh Valley of Pennsylvania (see below). The 2016 Webster Mortgage is collateralized by 5220 Jaindl along with an adjacent approximately 252,000 square foot industrial building (“5210 Jaindl”). Griffin received net proceeds of $13,000 (before transaction costs), net of $13,725 used to refinance the existing mortgage with Webster. The 2016 Webster Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2016 Webster Mortgage is a floating rate of the one month LIBOR rate plus 1.70%. At the time the 2016 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster that, combined with two existing swap agreements with Webster, effectively fixes the rate of the 2016 Webster Mortgage at 3.79% over the balance of the mortgage loan’s ten year term.

On April 26, 2016, Griffin closed on a nonrecourse mortgage (“the 2016 PUB Mortgage”) with People’s United Bank, N.A. (“PUB”) for $14,350, before transaction costs. The 2016 PUB Mortgage refinanced an existing mortgage (the “2009 PUB Mortgage”) with PUB that was due on August 1, 2019 and was collateralized by four industrial/warehouse buildings totaling approximately 240,000 square feet (14, 15, 16 and 40 International Drive) in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. The 2009 PUB Mortgage had a balance of $7,418 at the time of the refinancing and a variable interest rate of the one month LIBOR rate plus 3.08%. At the time Griffin completed the 2009 PUB Mortgage, Griffin entered into an interest

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

rate swap agreement with PUB to effectively fix the rate on the 2009 PUB Mortgage at 6.58% for the term of that loan. The 2016 PUB Mortgage is collateralized by the same four properties that collateralized the 2009 PUB Mortgage along with another approximately 98,000 square foot NE Tradeport industrial/warehouse building. At the closing of the 2016 PUB Mortgage, Griffin received net mortgage proceeds of $6,932 (before transaction costs), which was net of the $7,418 used to repay the 2009 PUB Mortgage. The 2016 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2016 PUB Mortgage is a floating rate of the one month LIBOR rate plus 2.0%. At the time the 2016 PUB Mortgage closed, Griffin entered into another interest rate swap agreement with PUB that, combined with the existing interest rate swap agreement with PUB, effectively fixes the interest rate of the 2016 PUB Mortgage at 4.17% over the term of the loan. The terms of the 2016 PUB Mortgage require that if either the tenant that leases approximately 58,000 square feet in 40 International Drive or the tenant that leases approximately 40,000 square feet in 14 International Drive does not extend its respective lease when it expires in fiscal 2021, a subsidiary of Griffin will enter into a master lease of the vacated space. The master lease would be guaranteed by Griffin and be in effect until either the vacated space is re-leased to a new tenant or the due date of the 2016 PUB Mortgage Loan, whichever occurs first.

On December 10, 2015, Griffin received additional mortgage proceeds of $2,600 (the “Webster Earn-Out”) related to the mortgage (the “2015 Webster Mortgage”) obtained by one of its subsidiaries with Webster on its property at 5220 Jaindl. The 2015 Webster Mortgage closed on September 1, 2015, at which time initial proceeds of $11,500 (before transaction costs) were received. At the time of the mortgage closing, Griffin had leased approximately 196,000 square feet of 5220 Jaindl. The Webster Earn-Out was subsequently received by Griffin when the tenant that leased that space exercised its option to lease the balance of the building. The 2015 Webster Mortgage had a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2015 Webster Mortgage was a floating rate of the one month LIBOR rate plus 1.65%. At the time the 2015 Webster Mortgage closed, Griffin also entered into an interest rate swap agreement with Webster for a notional principal amount of $11,500 at inception to fix the interest rate at 3.77% on the initial funds advanced under the 2015 Webster Mortgage. At the time the Webster Earn-Out was received, Griffin entered into another interest rate swap agreement with Webster for a notional principal amount of $2,600 to fix the interest rate on the Webster Earn-Out at 3.67%.

On December 11, 2015, Griffin received additional mortgage proceeds of $1,850 (the “KeyBank Earn-Out”) related to the mortgage obtained by two of its subsidiaries with KeyBank (formerly First Niagara Bank) (the “2025 KeyBank Mortgage”) on its properties at 4270 Fritch Drive (“4270 Fritch”) and 4275 Fritch Drive (“4275 Fritch”) in the Lehigh Valley of Pennsylvania. The 2025 KeyBank Mortgage closed on December 31, 2014, at which time proceeds of $10,891 (before transaction costs) were received, in addition to $8,859 used to refinance the existing mortgage on 4275 Fritch with KeyBank. The 2025 KeyBank Mortgage is collateralized by 4270 Fritch, an approximately 303,000 square foot industrial/warehouse building, and 4275 Fritch, an adjacent approximately 228,000 square foot industrial/warehouse building. At the time of the mortgage closing, approximately 201,000 square feet of 4270 Fritch was leased. The KeyBank Earn-Out was subsequently received by Griffin when the remaining vacant space of approximately 102,000 square feet was leased. Griffin agreed to enter into a master lease with its subsidiaries that own 4270 Fritch and 4275 Fritch in order to maintain a minimum net rent equal to the debt service on the 2025 KeyBank Mortgage. The master lease would be co-terminus with the 2025 KeyBank Mortgage. The 2025 KeyBank Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2025 KeyBank Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2025 KeyBank Mortgage closed, Griffin entered into an interest rate swap agreement with KeyBank that, combined with an existing interest rate swap agreement with KeyBank, effectively fixed the rate of the 2025 KeyBank Mortgage at 4.43% over the mortgage loan’s ten year term. At the time the KeyBank Earn-Out was received, Griffin entered into another interest rate swap agreement with KeyBank for a notional principal amount of $1,850 to fix the interest rate on the KeyBank Earn-Out at 3.88%. The combination of the three interest rate swap agreements effectively fixes the interest rate on the 2025 KeyBank Mortgage at 4.39% over the remainder of the mortgage loan’s ten year term.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

On July 29, 2015, a subsidiary of Griffin closed on a new nonrecourse mortgage with 40|86 Mortgage Capital, Inc. (“the 40|86 Mortgage”) for $18,000. The 40|86 Mortgage refinanced an existing 5.73% nonrecourse mortgage which was due on August 1, 2015 and was collateralized by three industrial/warehouse buildings totaling approximately 392,000 square feet (“75 International,” “754 Rainbow” and “758 Rainbow”) in NE Tradeport. The 40|86 Mortgage is collateralized by the same three properties. Griffin received proceeds of $14,875 at closing (before transaction costs), which were used for the payoff of the maturing 5.73% nonrecourse mortgage of $17,891. The remaining $3,125 of loan proceeds were placed in escrow at closing. In the 2015 fourth quarter, as per the terms of the 40|86 Mortgage, $2,500 of the escrowed proceeds was released to Griffin when the tenant that was leasing approximately 88,000 square feet on a month-to-month basis in 754 Rainbow extended into a long-term lease for that space and $25 of the escrowed proceeds was also released to Griffin upon renewal of insurance coverage on the mortgaged properties. The remaining $600 of mortgage proceeds in escrow was released to Griffin in the fiscal 2016 second quarter when tenant improvement work for the full building tenant in 758 Rainbow was completed. The 40|86 Mortgage has a fifteen year term with monthly payments based on a thirty year amortization schedule. The interest rate for the 40|86 Mortgage is 4.33%.

On June 6, 2014, a subsidiary of Griffin completed the refinancing of its nonrecourse mortgage loan (the “GCD Mortgage Loan”) with Farm Bureau Life Insurance Company (“Farm Bureau”) that was due April 1, 2016. The GCD Mortgage Loan is collateralized by a 165,000 square foot industrial building in Windsor, Connecticut. At the time of the refinancing, the GCD Mortgage Loan had a balance of $3,391 and an interest rate of 8.13%. The refinancing increased the loan amount to $7,868, reduced the interest rate to 5.09% and extended the loan term to fifteen years from the time of the refinancing, with payments based on a fifteen year amortization schedule.

Also on June 6, 2014, a subsidiary of Griffin completed the refinancing of its nonrecourse mortgage loan (the “TD Mortgage Loan”) with Farm Bureau that was due October 1, 2017. The TD Mortgage Loan is collateralized by an approximately 100,000 square foot industrial building and a 57,000 square foot industrial building, both located in Windsor, Connecticut. At the time of the refinancing, the TD Mortgage Loan had a balance of $5,632 and an interest rate of 7.0%. The refinancing increased the loan amount to $6,632, reduced the interest rate to 5.09% and extended the loan term to fifteen years from the time of the refinancing, with payments based on a fifteen year amortization schedule. The mortgage loan proceeds of $1,000 from the refinancing of the TD Mortgage Loan were placed in escrow. The $1,000 of proceeds held in escrow were used in fiscal 2016 to make a partial prepayment, without penalty, on the TD Mortgage Loan in the fiscal 2016 fourth quarter. The GCD Mortgage Loan and the TD Mortgage Loan are cross-collateralized and cross-defaulted with each other. The loans may not be voluntarily prepaid during the first seven years of the loan; thereafter, any prepayment would require a prepayment fee and the simultaneous prepayment of both loans.

As of November 30, 2016, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of November 30, 2016 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In fiscal 2016, Griffin recognized a net gain, included in other comprehensive income, before taxes of $1,081 on its interest rate swap agreements. In fiscal 2015 and fiscal 2014, Griffin recognized net losses, included in other comprehensive income (loss), before taxes of $444 and $100, respectively, on its interest rate swap agreements.

As of November 30, 2016, $1,223 is expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense. As of November 30, 2016, the net fair value of Griffin’s interest rate swap agreements was $1,685, with $207 included in other assets and $1,892 included in other liabilities on Griffin’s consolidated balance sheet. As of November 30, 2015, the fair value of Griffin’s interest rate swap agreements was $2,766 and is included in other liabilities on Griffin’s consolidated balance sheet.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Revolving Credit Agreement

On July 22, 2016, Griffin entered into an amendment (the “Amendment”) to its revolving credit line (the “Webster Credit Line”) with Webster Bank, N.A. that extends the Webster Credit Line for two years through July 31, 2018. The Amendment increased the amount of the Webster Credit Line from $12,500 to $15,000 and enables Griffin to further extend the term of the Webster Credit Line for an additional year through July 31, 2019, provided there is no default at the time such extension is requested. Per the terms of the Amendment, the interest rate on the Webster Credit Line will remain at the one month LIBOR rate plus 2.75%.

The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. The aggregate book value of land and buildings that are collateral for the Webster Credit Line was approximately $10,210 at November 30, 2016. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. The Webster Credit Line secures certain standby letters of credit aggregating $1,827 that are related to Griffin's development activities.

7. Retirement Benefits

Savings Plan

Griffin maintains the Griffin Industrial Realty, Inc. 401(k) Savings Plan (the “Griffin Savings Plan”) for its employees, a defined contribution plan whereby Griffin matches 60% of each employee’s contribution, up to a maximum of 5% of base salary. Griffin’s contributions to the Griffin Savings Plan in fiscal 2016, fiscal 2015 and fiscal 2014 were $64, $60 and $64, respectively.

Deferred Compensation Plan

Griffin maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain of its employees who, due to IRC regulations, cannot take full advantage of the Griffin Savings Plan. Griffin’s liability under its Deferred Compensation Plan at November 30, 2016 and 2015 was $4,334 and $3,981, respectively. These amounts are included in other liabilities on Griffin’s consolidated balance sheets. The expense for Griffin’s matching benefit to the Deferred Compensation Plan in fiscal 2016, fiscal 2015 and fiscal 2014 was $7, $22 and $28, respectively.

The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin’s assets. The liability for the Deferred Compensation Plan reflects the amounts withheld from employees, Griffin’s matching benefit and any gains or losses on participant account balances based on the assumed investment of amounts credited to participants’ accounts in certain mutual funds. Participant balances are tracked and any gain or loss is determined based on the performance of the mutual funds as selected by the participants.

Postretirement Benefits

Through March 10, 2014, Griffin maintained an unfunded postretirement benefits program that provided principally health and life insurance benefits to certain of its employees. Only those employees who were employed by Griffin’s predecessor company as of December 31, 1993 were eligible to participate in the postretirement benefits program.

On March 11, 2014, Griffin terminated its postretirement benefits program. Accordingly, the remaining liability under the postretirement benefits program was reversed and all actuarial gains under the postretirement program that had been reflected in accumulated other comprehensive income were reclassified into net income in fiscal 2014. As essentially all of the participants in the postretirement benefits program had been employees of Imperial, and charges related to the postretirement benefits program had been included in the results of the landscape nursery business that is

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

now presented as a discontinued operation, the effect of the termination of the postretirement benefits program is mostly reflected in the results of discontinued operations in Griffin’s consolidated statement of operations for fiscal 2014.

As a result of the Imperial Sale (see Note 10) prior to the termination of the postretirement benefit program, the liability for postretirement benefits was reduced from $332 at November 30, 2013 to $23 in the 2014 first quarter. A curtailment gain of $309 is included in the determination of the loss on the Imperial Sale.

Changes in the program's benefit obligation for the fiscal year ended November 30, 2014 are as follows:

Change in benefit obligation:
Benefit obligation at beginning of year	$332
Actuarial gain	(14)
Interest cost	4
Service cost	1
Benefits paid	—
Amortization of actuarial gain	(14)
Curtailment gain	(309)
Benefit obligation at end of year	$—

The components of Griffin’s postretirement benefits income for the fiscal year ended November 30, 2014 were as follows:

Service cost	$1
Interest	4
Amortization of actuarial gain	(14)
Curtailment gain	(309)
Total income	(318)
Other changes in benefit obligations recognized in other comprehensive loss:
Actuarial gain	(14)
Total recognized in net periodic benefit income and other comprehensive loss	$(332)

A discount rate of 4.60% was used to compute the accumulated postretirement benefit obligations prior to the program termination in fiscal 2014. The discount rate used was based on the spot rate of the Citigroup Pension Discount Curve, which was used to discount the projected cash flows of the program. A discount rate of 4.60% was used to compute the net periodic benefit expense for fiscal 2014 through the termination of the postretirement benefits program.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Stockholders’ Equity

Per Share Results

Basic and diluted results per share were based on the following:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2016	2015	2014
Income (loss) from continuing operations for computation of basic and diluted per share results, net of tax	$576	$425	$(1,248)
Income from discontinued operations for computation of basic and diluted per share results, net of tax	—	—	144
Net income (loss)	$576	$425	$(1,104)

Weighted average shares outstanding for computation of basic per share results	5,117,000	5,151,000	5,148,000
Incremental shares from assumed exercise of Griffin stock options (a)	6,000	17,000	—
Adjusted weighted average shares for computation of diluted per share results	5,123,000	5,168,000	5,148,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where inclusion of such shares would be anti‑dilutive. Such assessment is based on income (loss) from continuing operations when net income includes discontinued operations. For the fiscal year ended November 30, 2014, the incremental shares from the assumed exercise of stock options would have been 11,000 shares.

Griffin Stock Option Plan

The Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”) makes available options to purchase 386,926 shares of Griffin common stock. The Compensation Committee of Griffin’s Board of Directors administers the 2009 Stock Option Plan. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non‑qualified stock options granted at fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s stock options is solely based upon service requirements and does not contain market or performance conditions.

Stock options granted expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options granted to non‑employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options granted to non‑employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options granted to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at November 30, 2016 may be exercised as stock appreciation rights.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The following options were granted by Griffin under the 2009 Stock Option Plan to employees and non-employee directors either upon their initial election or their reelection to Griffin’s Board of Directors:

	For the Fiscal Years Ended
	Nov. 30, 2016		Nov. 30, 2015		Nov. 30, 2014
		Fair Value per		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
Employees	101,450	$7.51 - 11.65	-	$-	-	$-
Non-employee directors	8,409	$11.30	8,282	$14.39	8,532	$12.42
	109,859		8,282		8,532

The fair values were estimated as of the date of each grant using the Black-Scholes option-pricing model. The following assumptions were used in determining the fair value of each option:

	For the Fiscal Years Ended
	Nov. 30, 2016	Nov. 30, 2015	Nov. 30, 2014
Expected volatility	32.9% to 41.1%	40.8%	38.9%
Risk free interest rates	1.2% to 1.5%	2.0%	2.2%
Expected option term (in years)	5 to 8.5	8.5	8.5
Annual dividend yield	0.9%	0.7%	0.7%

Number of option holders at November 30, 2016	31

Compensation expense and related tax benefits for stock options were as follows:

	For the Fiscal Years Ended
	Nov. 30, 2016	Nov. 30, 2015	Nov. 30, 2014
Compensation expense - continuing operations	$267	$230	$338
Compensation expense - discontinued operations	—	—	(130)
Net compensation expense	$267	$230	$208

Related tax benefit - continuing operations	$62	$61	$78
Related tax benefit - discontinued operations	—	—	(15)
Net related tax benefit	$62	$61	$63

For all years presented, forfeiture rates used for directors were 0%, forfeiture rates used for executives ranged from 17.9% to 22.6% and forfeiture rates used for employees ranged from 38.3% to 41.1%. These rates were utilized based on the historical activity of the grantees.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

As of November 30, 2016, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Fiscal 2017	$311
Fiscal 2018	$279
Fiscal 2019	$198
Fiscal 2020	$102
Fiscal 2021	$28

The total grant date fair value of options vested during fiscal 2016, fiscal 2015 and fiscal 2014 was $457, $492 and $664, respectively. There were no options exercised in fiscal 2016. The intrinsic value of options exercised in fiscal 2015 and fiscal 2014 was $18 and $10, respectively.

A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

		Weighted Avg.
	Options	Exercise Price
Outstanding at November 30, 2013	239,677	$30.35
Granted	8,532	$28.12
Exercised	(3,208)	$24.94
Forfeited	(23,000)	$30.27
Outstanding at November 30, 2014	222,001	$30.35
Granted	8,282	$31.38
Exercised	(3,134)	$25.53
Forfeited	(1,422)	$28.12
Outstanding at November 30, 2015	225,727	$30.47
Granted	109,859	$26.83
Forfeited	(11,040)	$30.73
Outstanding at November 30, 2016	324,546	$29.23

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	November 30, 2016	Exercise Price	(in years)	Value
$23.00 - $28.00	124,793	$26.67	8.9	$597
$28.00 - $32.00	116,678	$28.92	4.6	296
$32.00 - $39.00	83,075	$33.52	1.9	—
	324,546	$29.23	5.6	$893

Accumulated Other Comprehensive Loss

As of November 30, 2016, Griffin held 1,952,462 shares of common stock in Centaur Media and accounts for its investment in Centaur Media as an available-for-sale security under ASC 320-10. Accordingly, the investment in Centaur Media is carried at its fair value on Griffin’s consolidated balance sheet, with increases or decreases recorded, net of tax, as a component of other comprehensive income (loss). Upon the sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that were sold during the time Griffin held those shares is reclassified from accumulated other comprehensive income (loss) and included in Griffin’s consolidated statement of operations. In fiscal 2014, $204 was reclassified from accumulated other comprehensive loss as a result of the sale of 500,000 shares of Centaur Media common stock. There were no sales of Centaur Media common stock in fiscal 2016 and fiscal 2015.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Accumulated other comprehensive loss, and activity for fiscal 2016, fiscal 2015 and fiscal 2014, is comprised of the following:

	Unrealized Gain	Unrealized Gain	Actuarial Gain
	(Loss) on Cash	(Loss) on Investment	on Postretirement
	Flow Hedges	in Centaur Media	Benefit Program	Total
Balance at November 30, 2013	$(1,401)	$648	$304	$(449)
Other comprehensive (loss) income before reclassifications	(695)	185	—	(510)
Amounts reclassified	632	(204)	(304)	124
Net activity for other comprehensive loss	(63)	(19)	(304)	(386)
Balance at November 30, 2014	(1,464)	629	—	(835)
Other comprehensive (loss) income before reclassifications	(1,058)	30	—	(1,028)
Amounts reclassified	778	—	—	778
Net activity for other comprehensive loss	(280)	30	—	(250)
Balance at November 30, 2015	(1,744)	659	—	(1,085)
Other comprehensive loss before reclassifications	(174)	(646)	—	(820)
Amounts reclassified	856	—	—	856
Net activity for other comprehensive income	682	(646)	—	36
Balance at November 30, 2016	$(1,062)	$13	$—	$(1,049)

Changes in accumulated other comprehensive income (loss) are as follows:

	For the Fiscal Years Ended
	November 30, 2016			November 30, 2015			November 30, 2014
		Tax			Tax			Tax
		(Expense)			(Expense)			(Expense)
	Pre-Tax	Benefit	Net-of-Tax	Pre-Tax	Benefit	Net-of-Tax	Pre-Tax	Benefit	Net-of-Tax
Reclassifications included in net income (loss):
Realized gain on sale of Centaur Media (gain on sale)	$—	$—	$—	$—	$—	$—	$(321)	$117	$(204)
Termination of postretirement benefits program ($283 net of tax to discontinued operations, $21 net of tax to general and administrative expenses)	—	—	—	—	—	—	(485)	181	(304)
Loss on cash flow hedges (interest expense)	1,358	(502)	856	1,234	(456)	778	1,003	(371)	632
Total reclassifications included in net income (loss)	1,358	(502)	856	1,234	(456)	778	197	(73)	124
Mark to market adjustment on Centaur Media for the (decrease) increase in fair value	(763)	267	(496)	123	(43)	80	358	(125)	233
Mark to market adjustment on Centaur Media for the decrease in exchange gain	(230)	80	(150)	(77)	27	(50)	(73)	25	(48)
Decrease in fair value adjustment on Griffin's cash flow hedges	(277)	103	(174)	(1,678)	620	(1,058)	(1,103)	408	(695)
Total change in other comprehensive loss	(1,270)	450	(820)	(1,632)	604	(1,028)	(818)	308	(510)
Total other comprehensive income (loss)	$88	$(52)	$36	$(398)	$148	$(250)	$(621)	$235	$(386)

Cash Dividends

In fiscal 2016 and fiscal 2015, Griffin declared annual cash dividends of $0.30 per common share in each year, which were paid in the first quarter of fiscal 2017 and fiscal 2016, respectively. In fiscal 2014, Griffin declared an annual cash dividend of $0.20 per common share, which was paid in the first quarter of fiscal 2015.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Stock Repurchases

On March 31, 2016, Griffin’s Board of Directors authorized a stock repurchase program whereby Griffin may repurchase up to $5,000 in outstanding shares of its common stock over a twelve month period in privately negotiated transactions. The repurchase program expires on May 10, 2017. This repurchase program does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion. On October 20, 2016, Griffin repurchased 45,000 shares of its outstanding common stock for approximately $1,403 and on May 27, 2016, Griffin repurchased 60,000 shares of its outstanding common stock for approximately $1,951.

9. Operating Leases

Griffin's rental revenue reflects the leasing of industrial, flex and office space and the lease of the nursery growing facilities in Connecticut and Florida previously used by Imperial. Future minimum rental payments, including expected tenant reimbursements, to be received under noncancelable leases as of November 30, 2016 were:

2017	$25,676
2018	23,637
2019	20,350
2020	17,694
2021	11,896
Later years	24,824
$124,077

All future minimum rental payments, principally for Griffin’s corporate headquarters, under noncancelable leases, as lessee, as of November 30, 2016 were:

2017	$126
2018	126
2019	125
2020	121
2021	122
Later years	642
$1,262

Total rental expense for all operating leases, as lessee, in fiscal 2016, fiscal 2015 and fiscal 2014 was $194, $201 and $210, respectively.

Effective October 1, 2016, Griffin entered into a ten year sublease for approximately 1,920 square feet in New York City for its executive offices from Bloomingdale Properties, Inc. (“Bloomingdale Properties”), an entity that is controlled by certain members of the Cullman and Ernst Group, which is considered a related party to Griffin. The sublease with Bloomingdale Properties was approved by Griffin’s Audit Committee and the lease rates under the sublease were at market rate at the time the sublease was signed. Rental expense for this lease in fiscal 2016 was $10, which is included in general and administrative expenses.

10. Discontinued Operations

Effective January 8, 2014, in accordance with the terms of the Imperial Sale, Imperial sold its inventory and certain assets for $732 in cash and a non‑interest bearing note receivable of $4,250 (the “Promissory Note”). Net cash of $732 was received from Monrovia in fiscal 2014 and Griffin paid $563 in severance and other expenses. The Promissory Note was paid on schedule in two installments: $2,750 on June 1, 2014 and $1,500 on June 1, 2015. The Promissory Note was discounted at 7% to $4,036, its present value at inception. Under the terms of the Imperial Sale, Griffin and

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Imperial agreed to indemnify Monrovia for any potential environmental liabilities relating to periods prior to the effective date of the Imperial Sale and also agreed to certain non-competition restrictions for a four-year period.

Concurrent with the Imperial Sale, Imperial and River Bend Holdings, LLC, a wholly owned subsidiary of Griffin, entered into a Lease and Option Agreement and an Addendum to such agreement, which was amended in fiscal 2016 (as amended, the “Imperial Lease”) with Monrovia, pursuant to which Monrovia is leasing Imperial’s Connecticut production nursery for a ten‑year period, with options to extend for up to an additional fifteen years exercisable by Monrovia. The Imperial Lease provides for net annual rent payable to Griffin of $500 for each of the first five years with rent for subsequent years determined in accordance with the Imperial Lease. The Imperial Lease also grants Monrovia an option to purchase most of the land, land improvements and other operating assets that were used by Imperial in its Connecticut growing operations during the first thirteen years of the lease period for $9,500, or $7,000 if only a certain portion of the land is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease. Accordingly, the operating results of Imperial's growing operations are reflected as a discontinued operation in Griffin's consolidated statements of operations for fiscal 2014.

In fiscal 2014, Imperial’s revenue and the pretax income, reflected as a discontinued operation in Griffin's consolidated statements of operations, were as follows:

Net sales and other revenue	$159
Pretax income	$259

Imperial's pretax income in fiscal 2014 includes $451 for the reclassification of actuarial gains related to Griffin's postretirement benefits program from other comprehensive income into pretax income as a result of the termination of Griffin's postretirement benefits program (see Note 7).

The pretax loss from the Imperial Sale in fiscal 2014 was as follows:

Consideration received from Monrovia, reflecting cash of $732 and note receivable of $4,036	$4,768
Carrying value of assets sold, principally inventory	(4,561)
Curtailment of employee benefit program (see Note 7)	309
Severance and other expenses	(563)
Pretax loss on sale	$(47)

11. Supplemental Financial Statement Information

Available-for-Sale Securities

Griffin’s investment in the common stock of Centaur Media is accounted for as an available-for-sale security under ASC 320-10. Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive income (see Note 8). Griffin's investment income includes dividend income from Centaur Media of $79, $83 and $82 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

At the beginning of fiscal 2014, Griffin held 2,452,462 shares of Centaur Media common stock. In fiscal 2014, Griffin sold 500,000 shares of its Centaur Media common stock for total cash proceeds of $566 net of transaction costs. The sale of Centaur Media common stock resulted in a pretax gain of $318 in fiscal 2014. Griffin has not sold any of its Centaur Media common stock since the sales in fiscal 2014. Griffin held 1,952,462 shares of Centaur Media common stock as of November 30, 2016.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The fair value, cost and unrealized gain of Griffin’s investment in Centaur Media are as follows:

	Nov. 30, 2016	Nov. 30, 2015
Fair value	$977	$1,970
Cost	1,014	1,014
Unrealized (loss) gain	$(37)	$956

Other Assets

Griffin's other assets are comprised of the following:

	Nov. 30, 2016	Nov. 30, 2015
Deferred leasing costs	$4,746	$4,376
Deferred rent receivable	4,474	4,087
Prepaid expenses	2,333	2,157
Mortgage escrows	717	2,229
Deposits and costs related to potential real estate acquisitions	497	27
Lease receivables from tenants	369	401
Property and equipment, net	280	221
Intangible assets, net	247	305
Deferred financing costs related to Webster Credit Line	117	13
Other	406	282
Total other assets	$14,186	$14,098

Griffin’s intangible assets relate to the acquisition of real estate assets in previous years and consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. Intangible assets are shown net of amortization of $772 and $714 on November 30, 2016 and November 30, 2015, respectively.

Amortization expense of intangible assets is as follows:

	For the Fiscal Years Ended
	Nov. 30, 2016	Nov. 30, 2015	Nov. 30, 2014
Amortization expense	$58	$201	$178

Estimated amortization expense of intangible assets is $27 per year for each of the next five fiscal years.

Property and equipment, net reflects accumulated depreciation of $844 and $996 as of November 30, 2016 and November 30, 2015, respectively. Total depreciation expense related to property and equipment in fiscal 2016, fiscal 2015 and fiscal 2014 was $90, $86 and $111, respectively.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	Nov. 30, 2016	Nov. 30, 2015
Accrued construction costs and retainage	$1,252	$1,278
Trade payables	1,060	422
Accrued salaries, wages and other compensation	725	615
Accrued interest payable	390	361
Other	713	672
Total accounts payable and accrued liabilities	$4,140	$3,348

Other Liabilities

Griffin's other liabilities are comprised of the following:

	Nov. 30, 2016	Nov. 30, 2015
Deferred compensation plan	$4,334	$3,981
Interest rate swap agreements	1,892	2,766
Prepaid rent from tenants	938	944
Security deposits of tenants	413	286
Conditional asset retirement obligations	288	288
Other	78	107
Total other liabilities	$7,943	$8,372

Supplemental Cash Flow Information

A decrease of $993 in fiscal 2016 in the fair value of Griffin’s Investment in Centaur Media reflects the mark to market adjustment of this investment and did not affect Griffin’s cash. Increases of $46 and $285 in fiscal 2015 and fiscal 2014, respectively, in the fair value of Griffin’s Investment in Centaur Media reflect the mark to market adjustment of this investment and did not affect Griffin’s cash.

Accounts payable and accrued liabilities related to additions to real estate assets decreased by $32 and $632 in fiscal 2016 and fiscal 2015, respectively.

Griffin received an income tax refund of $61 in fiscal 2014. Interest payments in fiscal 2016, fiscal 2015 and fiscal 2014 were $4,507, $4,180 and $3,860, respectively, including capitalized interest of $274, $777 and $580 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

12. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data are presented below:

Fiscal 2016 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$6,682	$6,524	$7,265	$10,380	$30,851
Operating income	804	270	1,089	3,464	5,627
Net income (loss)	(335)	(379)	(49)	1,339	576
Basic net income (loss) per common share	(0.07)	(0.07)	(0.01)	0.26	0.11
Diluted net income (loss) per common share	(0.07)	(0.07)	(0.01)	0.26	0.11

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Fiscal 2015 Quarters	1st	2nd	3rd	4th	Total
Total revenue	$6,233	$6,196	$8,184	$7,475	$28,088
Operating income (loss)	(213)	473	2,641	1,413	4,314
Net income (loss)	(708)	(234)	1,203	164	425
Basic net income (loss) per common share	(0.14)	(0.05)	0.23	0.03	0.08
Diluted net income (loss) per common share	(0.14)	(0.05)	0.23	0.03	0.08

Property sales revenue in Griffin’s fiscal 2016 fourth quarter consolidated statement of operations includes $3,756 for the sale of a land parcel in Bloomfield, Connecticut and $135 for the amount of revenue recognized on the Windsor Land Sale.

Property sales revenue in Griffin's fiscal 2015 fourth quarter consolidated statement of operations includes $600 for the sale of a small land parcel in Simsbury, Connecticut and $236 for the amount of revenue recognized on the Windsor Land Sale.

The sum of the four quarters earnings per share data may not equal the annual earnings per share data due to the requirement that each period be calculated separately.

13. Commitments and Contingencies

As of November 30, 2016, Griffin had committed purchase obligations of approximately $1,677, principally related to the development of Griffin’s real estate assets.

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

On March 23, 2016, Griffin entered into an Agreement of Sale and Purchase (the “East Allen Purchase Agreement”) to acquire an approximately 31 acre site in East Allen Township, Northampton County, Pennsylvania for development of an industrial/warehouse building. Subsequently, Griffin exercised its right to terminate the East Allen Purchase Agreement based on its due diligence findings. After the East Allen Purchase Agreement was terminated, Griffin has continued negotiations with the seller to reach a new agreement. Completion of a new purchase agreement in uncertain at this time.

On May 4, 2016, Griffin entered into an Agreement of Sale and Purchase, as amended (the “Macungie Purchase Agreement”), to acquire, for a purchase price of $1,800, an approximately 14 acre site in Upper Macungie Township, Lehigh County, Pennsylvania for development of an approximately 134,000 square foot industrial/warehouse building. A closing on the land acquisition contemplated by the Macungie Purchase Agreement is subject to significant contingencies, including Griffin obtaining all governmental approvals for its planned development of the land that would be acquired. There is no guarantee that the land acquisition as contemplated under the Macungie Purchase Agreement will be completed under its current terms, or at all.

Under its $5,000 stock repurchase program, as of November 30, 2016, Griffin was authorized to purchase, from time to time, up to $1,646 in outstanding shares of its common stock through private transactions. The program to repurchase common stock expires on May 10, 2017, does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion (see Note 8).

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

14. Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after November 30, 2016, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended November 30, 2016, other than the disclosures herein.

On January 24, 2017, as part of its common stock repurchase program (see Notes 8 and 13), Griffin repurchased 19,173 shares of its outstanding common stock for approximately $595, resulting in approximately $1,051 remaining available for additional stock repurchases under the current repurchase program.

On January 20, 2017, Griffin and People’s United Bank (“PUB”) agreed to terms for a new nonrecourse mortgage on two of Griffin’s buildings in NE Tradeport. The parties agreed to a loan amount up to $12,000 with a ten year term, principal payments based on a twenty-five year amortization schedule, and interest at the one month LIBOR rate plus 1.95%. Griffin expects to enter into a new interest rate swap agreement with PUB that would fix the rate of this new mortgage loan for its full term. There is no guarantee that this mortgage loan will be completed in accordance with its current terms, or at all.

On December 23, 2016, Griffin entered into an agreement to sell approximately 67 acres of an approximately 268 acre business park master planned by Griffin that straddles the town line between Windsor and Bloomfield, Connecticut. The purchase price is approximately $10,250 before transaction costs. Completion of this transaction is contingent on a number of factors, including the buyer obtaining all necessary final permits from governmental authorities for its development plans for the site it would acquire and the buyer receiving municipal and state economic development incentives it deems adequate. Under the current terms, Griffin expects to record a material pretax gain on this transaction. There is no guarantee that this transaction will be completed under the current terms, or at all.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Griffin Industrial Realty, Inc.

We have audited the consolidated financial statements of Griffin Industrial Realty, Inc. and subsidiaries as of November 30, 2016 and 2015 and for each of the three fiscal years in the period ended November 30, 2016 listed in the index appearing under Item 15(a)(1). Our audits also included the financial statement schedules of Griffin Industrial Realty, Inc. listed in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffin Industrial Realty, Inc. and subsidiaries as of November 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Griffin Industrial Realty, Inc. and subsidiaries’ internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 10, 2017 expressed an unqualified opinion on the effectiveness of Griffin Industrial Realty, Inc.’s internal control over financial reporting.

New Haven, Connecticut

February 10, 2017

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Changes in Internal Control Over Financial Reporting:  There have been no changes in Griffin Industrial Realty, Inc.’s (“Griffin” or the “Company”) internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures:  The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. The Company’s principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting:  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of November 30, 2016, based on the criteria established in the “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on its assessment and those criteria, management of the Company has concluded that, as of November 30, 2016, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of November 30, 2016, as stated in their attestation report appearing below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Griffin Industrial Realty, Inc.

We have audited Griffin Industrial Realty, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Griffin Industrial Realty, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Griffin Industrial Realty, Inc. and subsidiaries as of November 30, 2016 and 2015 and for each of the three fiscal years in the period ended November 30, 2016 listed in the index appearing under Item 15(a)(1) and our report dated February 10, 2017 expressed an unqualified opinion.

New Haven, Connecticut

February 10, 2017

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the information called for in this Item 10:

Name	Age	Position
Frederick M. Danziger	76	Executive Chairman of the Board of Directors
Michael S. Gamzon	47	Director and President and Chief Executive Officer
David R. Bechtel	49	Director
Edgar M. Cullman, Jr.	70	Director
Thomas C. Israel	72	Director
Jonathan P. May	50	Director
Albert H. Small, Jr.	60	Director
Scott Bosco	50	Vice President of Construction, Griffin Industrial, LLC
Anthony J. Galici	59	Vice President, Chief Financial Officer and Secretary
Thomas M. Lescalleet	54	Senior Vice President, Griffin Industrial, LLC

Griffin’s directors are each elected for a term of one year.

Frederick M. Danziger has been the Chairman of the Board of Directors of Griffin since May 2012 and has served in the Executive Chairman capacity since January 2016. Mr. Danziger was the Chief Executive Officer from April 1997 to January 2016; was a Director and the President of Griffin from April 1997 to May 2012; and was a Director of Culbro Corporation (“Culbro’) from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Danziger was Of Counsel to the law firm of Latham & Watkins LLP from 1995 until 1997. From 1974 until 1995, Mr. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Danziger also is a Director of Monro Muffler Brake, Inc. and Bloomingdale Properties, Inc. Mr. Danziger is the father‑in‑law of Michael S. Gamzon. We believe that Mr. Danziger’s background as a lawyer and his extensive experience and knowledge with respect to real estate and real estate financing provides a unique perspective to the Board.

Michael S. Gamzon is a Director and the President and Chief Executive Officer of Griffin. Mr. Gamzon was appointed as a Director on January 19, 2016 to replace Mr. David M. Danziger, who resigned from the Board effective on that date. Mr. Gamzon succeeded Mr. Frederick M. Danziger as Griffin’s Chief Executive Officer effective January 1, 2016 and has been President of Griffin since May 2012. Mr. Gamzon was the Chief Operating Officer of Griffin from September 2010 to January 2016; was Executive Vice President from September 2010 to May 2012; and was a Vice President of Griffin from January 2008 through August 2010. Mr. Gamzon was an investment analyst with Alson Capital Partners, LLC from April 2005 until January 2008 and an investment analyst with Cobalt Capital Management, LLC from March 2002 until March 2005. Mr. Gamzon is the son‑in‑law of Frederick M. Danziger. We believe that Mr. Gamzon’s experience and knowledge, with respect to real estate activities in his capacity as an executive of Griffin, including leading Griffin’s efforts in expanding in the Lehigh Valley of Pennsylvania, provides a unique perspective to the Board.

David R. Bechtel has been a Director of Griffin since May 2016. Mr. Bechtel has been a principal of Barrow Street Holdings LLC since 2012; founder and managing member of Outpost Capital Management LLC since 2001; and founder and manager of GP Management LLC since 2011. Mr. Bechtel has many years of general business experience and expertise as a managing member, principal, and CFO of financial service and natural resource companies.

Edgar M. Cullman, Jr. has been a Director of Griffin since May 2015. Mr. Cullman, Jr. has been a managing member of Culbro LLC, a private equity investment firm, since 2005 and was previously the President and Chief Executive Officer of General Cigar Holdings from 1996 through April 2005. Mr. Cullman, Jr. is the brother‑in‑law of Frederick M. Danziger. Mr. Cullman, Jr. has many years of general business experience and expertise as an executive of a public company. Mr. Cullman, Jr. is familiar with Griffin’s real estate business from his experience as President and Chief Executive Officer of Culbro when Griffin’s real estate operations were part of Culbro prior to the spinoff of Griffin from Culbro in 1997.

Thomas C. Israel has been a Director of Griffin since July 2000. Mr. Israel was a Director of Culbro from 1989 until 1997 and a Director of General Cigar Holdings, Inc. from December 1996 until May 2000. Since 1966, Mr. Israel has been Chairman of A.C. Israel Enterprises, Inc., an investment company. Mr. Israel has significant experience as a member of Griffin’s Board of Directors, many years of general business experience, finance experience, and expertise as an executive and board member of public companies.

Jonathan P. May has been a Director of Griffin since September 2012. Mr. May is the founder and has been the co-managing partner of Floresta Ventures, LLC since March 2016, the Executive Director of Natural Capital Partners (formerly known as The CarbonNeutral Company) a private company that is a leading provider of carbon reduction programs for corporations since September 2015, and the Chief Operating Officer and Chief Financial Officer and a Director of The CarbonNeutral Company from 2008 to September 2015. Mr. May was the founder and managing Director of Catalytic Capital, LLC from 2004 to 2008. Mr. May has significant general business experience, finance experience, and expertise as an executive.

Albert H. Small, Jr. has been a Director of Griffin since January 2009. Mr. Small, Jr. was President of Renaissance Housing Corporation, a private company involved in residential real estate development from 1984 through March 2005, and President of WCI Communities Mid‑Atlantic Division from March 2005 through March 2008. From March 2008 through the present, Mr. Small, Jr. has been active in the development and management of several commercial and office developments in Washington D.C. Mr. Small, Jr. has significant experience in real estate development and management that gives him unique insights into Griffin’s challenges, opportunities and operations.

Scott Bosco has been the Vice President of Construction of Griffin Industrial, LLC, a subsidiary of Griffin, since July 2005.

Anthony J. Galici has been the Vice President, Chief Financial Officer and Secretary of Griffin since April 1997.

Thomas M. Lescalleet has been the Senior Vice President of Griffin Industrial, LLC, a subsidiary of Griffin, since March 2002.

Code of Ethics

Griffin’s board of directors has adopted a Code of Ethics that applies to all of its directors, officers and employees, which is available on our website at www.griffinindustrial.com in the “Investors” section under “Corporate Governance.” Griffin intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics, as well as NASDAQ’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above.

Audit Committee

Griffin’s Audit Committee consists of David R. Bechtel, Thomas C. Israel and Jonathan P. May with Mr. Israel serving as Chairman. Mr. Bechtel was appointed to the Audit Committee on May 10, 2016 replacing Mr. Small, Jr. The Audit Committee meets the NASDAQ composition requirements, including the requirements regarding financial literacy. The Board has determined that each member of the Audit Committee is independent under the listing standards of NASDAQ and the rules of the SEC regarding audit committee membership. In addition, Mr. Israel qualifies as a financially sophisticated Audit Committee member under the NASDAQ rules based on his employment experience in finance. None of the members of the Audit Committee are considered a financial expert as defined by Item 407(d)(5) of Regulation S‑K of the Securities and Exchange Act of 1934 (an “audit committee financial expert”). Griffin does not have an audit committee financial expert because it believes the members of its Audit Committee have sufficient financial expertise and experience to provide effective oversight of Griffin’s accounting and financial reporting processes and the audits of Griffin’s financial statements in accordance with generally accepted accounting principles and

NASDAQ rules. In addition, since January 31, 2012, the Audit Committee has engaged directly a former audit partner in a public accounting firm who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies. The Audit Committee had previously engaged the public accounting firm of which he was a partner as an advisor to the Audit Committee. The Audit Committee believes that this engagement provides it with additional expertise comparable to what would be provided by an audit committee financial expert.

On November 24, 2015, the Audit Committee approved a proposed transaction whereby Griffin would enter into a ten year sublease of office space for its New York City corporate headquarters from Bloomingdale Properties, Inc. (“Bloomingdale Properties”), an entity that is controlled by certain members of the Cullman and Ernst Group. The proposed sublease with Bloomingdale Properties is at market rates for such space and would enable either Griffin or Bloomingdale Properties to terminate the sublease agreement upon a change in control (as defined) of either Griffin or Bloomingdale Properties. The sublease of office space from Bloomingdale Properties reduced the occupancy costs for Griffin’s corporate headquarters.

The Audit Committee approves all auditing and non‑auditing services, reviews audit reports and the scope of audit by Griffin’s independent registered public accountants and related matters pertaining to the preparation and examination of Griffin’s financial statements. From time to time, the Audit Committee makes recommendations to the Board of Directors with respect to the foregoing matters. The Audit Committee held four meetings in fiscal 2016.

Board of Directors’ Role in Oversight of Risk

Management is responsible for Griffin’s day‑to‑day risk management activities, and the Board’s role is to engage in informed risk oversight. In fulfilling this oversight role, Griffin’s Board of Directors focuses on understanding the nature of Griffin’s enterprise risks, including operations and strategic direction, as well as the adequacy of Griffin’s overall risk management system. There are a number of ways the Board performs this function, including the following:

•	at its regularly scheduled meetings, the Board receives management updates on Griffin’s business operations, financial results and strategy, and discusses risks related to its businesses;
•

the Audit Committee assists the Board in its oversight of risk management by discussing with management, particularly the Chief Executive Officer and the Chief Financial Officer, Griffin’s major risk exposures and the steps management has taken to monitor and control such exposures; and

•

through management updates and committee reports, the Board monitors Griffin’s risk management activities, including the risk management process, risks relating to Griffin’s compensation programs, and financial and operational risks being managed by Griffin.

The Board does not believe that its role in the oversight of Griffin’s risk affects the Board’s leadership structure.

Compensation Risk

The Compensation Committee reviews compensation policies and practices affecting employees in addition to those applicable to executive officers. The Compensation Committee has determined that it is not reasonably likely that Griffin’s compensation policies and practices for its employees would have a material adverse effect on Griffin.

Nominating Committee

Griffin’s Nominating Committee consists of David R. Bechtel, Thomas C. Israel, Jonathan P. May and Albert H. Small, Jr. Mr. Bechtel was appointed to the Nominating Committee on May 10, 2016. Prior to July 12, 2016, Mr. Israel served as Chairman. On July 12, 2016, the Board of Directors approved a change in the Nominating Committee whereby Mr. May became Chairman with Mr. Israel remaining on the Committee. As Mr. Israel is the Chairman of the Audit Committee, this change more evenly distributes the committee chairmanships amongst the independent members of Griffin’s Board. All four members of the Nominating Committee are independent directors. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. In searching for qualified director candidates, the Board may solicit current directors and ask them to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee may consult with outside advisors or retain search firms to assist in the search for qualified candidates. The Nominating Committee will also consider suggestions from stockholders for nominees for election as directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Board believes such a policy is unnecessary, as the Nominating Committee will consider a nominee based on his or her qualifications, regardless of whether the nominee is recommended by stockholders. Any stockholder who wishes to recommend a candidate to the Nominating Committee for consideration as a director nominee should submit the recommendation in writing to the Secretary of Griffin in accordance with the procedures in Griffin’s Amended and Restated By‑Laws for stockholder nominations of directors to permit the Nominating Committee to complete its review in a timely fashion. The Nominating Committee operates under a written charter adopted by the Board of Directors in 2014, which is publicly available in the “Corporate Governance” section of the “Investors” section of Griffin’s website located at www.griffinindustrial.com. The Nominating Committee held one meeting in fiscal 2016.

Board Diversity; Selection and Evaluation of Director Candidates

The Board does not have a formal policy with respect to Board nominee diversity. There are no specific minimum qualifications that the Nominating Committee believes must be met for a person to serve on the Board. When identifying nominees for director, the Nominating Committee focuses on relevant subject matter expertise, depth of knowledge in key areas that are important to Griffin, and the background, perspective and experience of the nominee. The Nominating Committee is charged with building and maintaining a board that has an ideal mix of talent and experience to achieve Griffin’s business objectives in the current environment.

Board Leadership Structure

The Board believes that there is no single, generally accepted approach to providing Board leadership, and that each of the possible leadership structures for a board must be considered in the context of the individuals involved and the specific circumstances facing a company at any given time. Accordingly, the optimal board leadership structure for Griffin may vary as circumstances change. Griffin’s Board was led by a Non‑Executive Chairman through 2011, as separate individuals held the positions of Chairman of the Board and Chief Executive Officer, and the Chairman of the Board was not an employee. In May 2012, the Board appointed Mr. Frederick M. Danziger as Chairman of the Board. Mr. Danziger had been Chief Executive Officer since 1997. In making that appointment, the Board concluded that Griffin and its stockholders were best served by having Mr. Danziger serve as Chairman of the Board and Chief Executive Officer. The Board believed that Mr. Danziger’s combined role as Chairman of the Board and Chief Executive Officer promoted unified leadership and a single, clear focus and direction for management to execute Griffin’s strategy and business plans. Effective January 1, 2016, the positions of Chairman of the Board and Chief Executive Officer have been held by separate individuals, Mr. Frederick M. Danziger and Mr. Michael S. Gamzon, respectively. The Board determined that Mr. Danziger should continue to serve as Executive Chairman to continue to provide Board leadership continuity.

Communication with the Board of Directors or Nominating Committee

Stockholders who wish to communicate with the Board of Directors or the Nominating Committee should address their communications to Jonathan P. May, Chairman of the Nominating Committee, via first class mail, at Griffin Industrial Realty, Inc., 641 Lexington Avenue, 26th Floor, New York, New York, 10022. Such communication will be distributed to the specific director(s) requested by the stockholders, or if generally to the Board of Directors, to other members of the Board of Directors as may be appropriate depending on the material outlined in the stockholder communication.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires Griffin’s officers and directors, and persons who own more than ten percent of its common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. Based on its involvement in the preparation of certain such forms, and a review of copies of other such forms received by it, Griffin believes that with respect to fiscal 2016, all such Section 16(a) filing requirements were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to each of Griffin’s named executive officers (the “Named Executive Officers”) during the last completed fiscal year. The Named Executive Officers for the fiscal year ended November 30, 2016 were as follows:

Frederick M. Danziger	Executive Chairman of the Board (“Executive Chairman”) of Griffin
Michael S. Gamzon	Director, President and Chief Executive Officer (“CEO”) of Griffin
Anthony J. Galici	Vice President, Chief Financial Officer and Secretary of Griffin
Thomas M. Lescalleet	Senior Vice President of Griffin Industrial, LLC
Scott Bosco	Vice President of Construction, Griffin Industrial, LLC

Compensation Philosophy and Overview

Griffin’s compensation programs are designed to attract, motivate and retain the management talent that Griffin believes is necessary to achieve its financial and strategic goals. Griffin’s Compensation Committee strives to pay for performance by rewarding each of its Named Executive Officers for team results and their individual contributions to Griffin’s success. In this way, Griffin believes that the interests of its executives align with the interests of its stockholders.

Design and Implementation

With these objectives in mind, Griffin’s Compensation Committee has built an executive compensation program that consists of three principal elements:

1.	Base Salary
2.	Annual Incentive Compensation Programs
3.	Long‑Term Incentive Program

Griffin also contributes to a 401(k) savings plan and a non‑qualified deferred compensation plan on behalf of its Named Executive Officers. These contributions, however, comprise a relatively minor portion of Griffin’s Named Executive Officers’ compensation packages. Griffin’s Compensation Committee reviews the Named Executive Officers’ compensation package each year and makes decisions on each component thereof in order to better align with its compensation philosophy.

Elements of Compensation

Base Salary

Griffin pays base salaries to its Named Executive Officers in order to provide a consistent, minimum level of pay that sustained individual performance warrants. Griffin also believes that a competitive annual base salary is important to attract and retain an appropriate caliber of talent for each position over time.

The annual base salaries of Griffin’s Named Executive Officers are determined by the Executive Chairman and the CEO (except with regard to their salaries) and approved annually by the Compensation Committee. The annual base salaries of the Executive Chairman and the CEO are determined by the Compensation Committee. All salary decisions are based on each Named Executive Officer’s level of responsibility, experience and recent and past performance, as determined by the Executive Chairman, the CEO and the Compensation Committee, as applicable. Griffin does not benchmark its base salaries in any way, nor does Griffin employ the services of a compensation consultant.

Annual Incentive Compensation Programs

Griffin’s annual incentive programs are designed to recognize short‑term performance against established annual performance goals, as explained below. These performance goals and target amounts for fiscal 2016 were developed by the Executive Chairman and the CEO and approved or modified, as necessary, by the Compensation

Committee. Additionally, the Compensation Committee retains the discretion to adjust any awards made to Griffin’s executives, including making awards in the absence of the attainment of any of the performance goals under Griffin’s annual incentive compensation plans. Any such adjustment may only be to the benefit of the participants. The Compensation Committee made a discretionary increase in the aggregate amount of $35,000 to the incentive compensation pools ($25,000 and $10,000 to the Griffin Industrial, LLC and the Griffin Industrial Realty, Inc. incentive compensation pools, respectively) under the Griffin Industrial Realty, Inc. Incentive Compensation Plan (“Griffin Industrial Realty Incentive Plan”) for fiscal 2016. The discretionary increase was made to the Property Sales component of the Griffin Industrial Realty Incentive Plan in recognition of a certain large property sale.  Griffin makes annual incentive payments, if any, in the year following the year in which they are earned.

Griffin Industrial Realty Incentive Plan

Under the Griffin Industrial Realty Incentive Plan, incentive compensation was awarded based on certain defined components as described below:

Incentive Compensation Component	Griffin Industrial, LLC Incentive Compensation Pool	Griffin Industrial Realty, Inc. Incentive Compensation Pool
(i)Achieving adjusted funds from operations (“FFO”) targets (as defined in the Griffin Industrial Realty Incentive Plan)	$37,500 to $168,750 of incentive compensation will be accrued under this component if FFO is between 90% and 105% of FFO target.	$75,000 to $337,500 of incentive compensation will be accrued under this component if FFO is between 90% and 105% of FFO target.
(ii)Property Sales (as defined in the Griffin Industrial Realty Incentive Plan)

10% of the pretax gain on property sales where improvements and/or development activities have taken place and 5% of pretax gain on property sales where no improvements or development activities have taken place. A maximum of $100,000 of incentive compensation may be accrued under this component. Incentive compensation on large property sales (as defined) would be at the discretion of management and the Compensation Committee and be in addition to any incentive compensation accrued under the formula this component.

40% of the incentive compensation from property sales that is accrued into the Griffin Industrial, LLC incentive compensation pool will be accrued. Incentive compensation on large property sales (as defined) would be at the discretion of management and the Compensation Committee and be in addition to any incentive compensation accrued under the formula for this component.

(iii)Build-to-suit project
a.for build-to-suit projects in Connecticut completed in fiscal 2016	10% of the incremental value created, as defined in the Griffin Industrial Realty Incentive Plan, with a maximum of $100,000 of incentive compensation that may be accrued under this component.	25% of the incentive compensation from build-to-suit projects in Connecticut completed in fiscal 2016 that is accrued into the Griffin Industrial, LLC incentive compensation pool will be accrued.
b.for build-to-suit projects outside Connecticut completed in fiscal 2016	10% of the incremental value created, as defined in the Griffin Industrial Realty Incentive Plan, with a maximum of $75,000 of incentive compensation that may be accrued under this component.

100% of the incentive compensation from build-to-suit projects outside Connecticut completed in fiscal 2016 that is accrued into the Griffin Industrial, LLC incentive compensation pool will be accrued.

(iv)Buildings built on speculation
a.for buildings built on speculation in Connecticut	10% of the incremental value created, as defined in the Griffin Industrial Realty Incentive Plan, with a maximum of $100,000 of incentive compensation that may accrued under this component.	25% of the incentive compensation from buildings built on speculation in Connecticut that is accrued into the Griffin Industrial, LLC incentive compensation pool will be accrued.

b.for buildings built on speculation outside Connecticut	10% of the incremental value created, as defined in the Griffin Industrial Realty Incentive Plan, with a maximum of $75,000 of incentive compensation that may be accrued under this component.	100% of the incentive compensation from buildings built on speculation outside Connecticut that is accrued into the Griffin Industrial, LLC incentive compensation pool will be accrued.
(v)Leasing of vacant space
a.leasing of vacant space in Connecticut	A maximum of $150,000 of incentive compensation may be accrued under this component.	There will be no incentive compensation accrued for leasing of vacant space in Connecticut.
b.leasing of vacant space outside Connecticut	A maximum of $75,000 of incentive compensation may be accrued under this component.	There will be no incentive compensation accrued for leasing of vacant space outside Connecticut.
(vi)Renewal or extension of leases
a.renewal or extension of leases in Connecticut	A maximum of $50,000 of incentive compensation may be accrued under this component.	There will be no incentive compensation accrued for renewal or extension of leases in Connecticut.
b.extension of leases outside of Connecticut	A maximum of $25,000 of incentive compensation may be accrued under this component.	There will be no incentive compensation accrued for extension of leases outside of Connecticut.

These objectives are designed to reward management for increasing Griffin’s operating cash flow and increase in value of Griffin’s real estate assets.

Over the past three years, achievement of the components of the Griffin Industrial Realty Incentive Plan has been as follows:

Incentive Plan Component	Fiscal 2016	Fiscal 2015	Fiscal 2014
Funds From Operations	Achieved	Achieved	Not Applicable
Profit from property sales	Achieved	Achieved	Achieved
Value generated from build-to-suit projects	Not Achieved	Not Achieved	Not Achieved
Value generated from buildings built on speculation	Achieved	Achieved	Not Achieved
Leasing of vacant space	Achieved	Achieved	Achieved
Renewal or extension of leases	Achieved	Achieved	Not Achieved

Amounts earned under each objective are accrued into the Griffin Industrial, LLC and the Griffin Industrial Realty, Inc. incentive compensation pools up to a maximum incentive compensation amount, which in fiscal 2016 was $918,750 and $577,500, respectively. The maximum compensation amounts and amounts accrued under each objective for fiscal 2016, based on the level of achievement of each incentive plan component for Griffin Industrial, LLC and Griffin Industrial Realty, Inc., is shown in the following table.

Griffin Industrial Realty Incentive Compensation Plan

			Amount Accrued into			Amount Accrued into
			the Griffin Industrial,		Griffin Industrial	the Griffin Industrial
		Griffin Industrial,	LLC Incentive		Realty, Inc.	Realty, Inc. Incentive
		LLC Maximum	Compensation Pool		Maximum	Compensation Pool
		Compensation	Based on Level of		Compensation	Based on Level of
Incentive Plan Component		Amount	Achievement		Amount	Achievement
(i)	Funds From Operations -FFO	$168,750	$162,575		$337,500	$325,149
(ii)	Property Sales	100,000	75,000	(1)	40,000	30,000	(1)
(iii)	Build‑To‑Suit Buildings
	a. Connecticut Properties	100,000	—		25,000	—
	b. Non‑CT Properties	75,000	—		75,000	—
(iv)	Buildings Built on Speculation
	a. Connecticut Properties	100,000	—		25,000	—
	b. Non‑CT Properties	75,000	32,895		75,000	32,895
(v)	Leasing of Vacant Space
	a. Connecticut Properties	150,000	92,798		—	—
	b. Non‑CT Properties	75,000	30,650		—	—
(vi)	Renewal or extension of leases
	a. Connecticut Properties	50,000	50,000		—	—
	b. Non‑CT Properties	25,000	—		—	—
		$918,750	$443,918		$577,500	$388,044

(1)

Amount described herein includes the Compensation Committee’s discretionary increase of $25,000 and $10,000 to the Griffin Industrial, LLC and the Griffin Industrial Realty, Inc. incentive compensation pools, respectively.

Griffin Industrial Realty Incentive Compensation—Griffin Industrial, LLC Payout

The Griffin Industrial, LLC portion of the Griffin Industrial Realty Incentive Plan for 2016 consisted of an incentive compensation pool divided among executives and employees of Griffin Industrial, LLC. The amounts earned by Griffin Industrial, LLC employees under the incentive compensation pools of the Griffin Industrial Realty Incentive Plan may be increased at the discretion of the Compensation Committee. The Compensation Committee made a discretionary increase in the amount $25,000 to the Property Sales component of the Griffin Industrial, LLC incentive compensation pool for fiscal 2016.

As a result of the achievement of the incentive plan components noted above, and in accordance with the Griffin Industrial Realty Incentive Plan, $443,918, which includes the Compensation Committee’s discretionary increase of $25,000, was accrued into the Griffin Industrial, LLC incentive compensation pool for fiscal 2016. In accordance with the Griffin Industrial Realty Incentive Plan, Mr. Lescalleet, Griffin Industrial, LLC’s Senior Vice President and Mr. Bosco, Griffin Industrial, LLC’s Vice President of Construction were allocated $133,175 (30%) and $55,490 (12.5%) of the total accrued into Griffin Industrial, LLC’s incentive compensation pool, respectively. In addition to the above, Griffin’s Executive Chairman, its President and CEO and the Compensation Committee also awarded an additional $10,000 to Mr. Bosco from the unallocated portion of the Griffin Industrial, LLC incentive compensation pool for his performance related to construction activities in both Connecticut and Pennsylvania in fiscal 2016. No other Named Executive Officers received a discretionary allocation from the Compensation Committee.

Griffin Industrial Realty Incentive Compensation—Griffin Industrial Realty, Inc. Payout

The Griffin Industrial Realty, Inc. portion of the Griffin Industrial Realty Incentive Plan for 2016 was designed to reward Griffin Industrial Realty, Inc. employees, including Mr. Danziger, Griffin’s Executive Chairman, Mr. Gamzon, Griffin’s President and CEO and Mr. Galici, Griffin’s Vice President, Chief Financial Officer and Secretary, based on the results of Griffin’s operations, consistent with Griffin’s goal to award for performance through team results.

As a result of the achievement of the incentive plan components noted above, and in accordance with the Griffin Industrial Realty Incentive Plan, $388,044, which includes the Compensation Committee’s discretionary increase of $10,000 (40% of the Compensation Committee’s discretionary increase of $25,000 to the Griffin Industrial, LLC incentive compensation pool), was accrued into the Griffin Industrial Realty, Inc. incentive compensation pool for fiscal 2016. Messrs. Danziger, Gamzon and Galici were allocated $58,207 (15%), $116,413 (30%) and $58,207 (15%) of the Griffin Industrial Realty, Inc. incentive compensation pool, respectively. Messrs. Danziger, Gamzon and Galici did not receive a discretionary allocation from the Compensation Committee.

Long‑Term Incentive Program—Equity Awards

Griffin believes that equity ownership in Griffin is important to provide its Named Executive Officers with long‑term incentives to build value for Griffin’s stockholders. In addition, the equity program is designed to attract and retain the executive management team. The Griffin equity program consists entirely of stock option awards. Stock options have value only if the stock price increases over time and, therefore, provide executives with an incentive to build Griffin’s value. This characteristic ensures that the Named Executive Officers may have a meaningful portion of their compensation tied to future stock price increases. If Griffin’s stock price increases, stock options have the potential to provide high returns to its executives, thus helping Griffin to attract and retain management. However, the realizable value of the stock options can fall to zero if the stock price is lower than the exercise price established on the date of grant.

Stock option awards to Named Executive Officers are entirely discretionary. The Executive Chairman and the President and CEO recommend whether and how many stock options should be awarded to the other Named Executive Officers or others, and the Compensation Committee approves or, if necessary, modifies their recommendations. The Compensation Committee solely determines whether and how many stock options should be awarded to the Executive Chairman and the President and CEO. In making stock option award determinations, the Executive Chairman and the President and CEO and the Compensation Committee consider the prior contribution of participants and their expected future contributions to the growth of Griffin. In fiscal 2016, 101,450 stock options were awarded to employees, including the Named Executive Officers, to further support Griffin’s pay for performance objectives.

The Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”) makes available options to purchase 386,926 shares of Griffin common stock. The Compensation Committee of Griffin’s Board of Directors or, with respect to awards to non‑employee directors, the Board of Directors administers the 2009 Stock Option Plan. Options granted under the 2009 Stock Option Plan may be either incentive stock options or non‑qualified stock options issued at fair market value of a share of common stock on the date the award is approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s previously issued stock options is solely based upon service requirements and does not contain market or performance conditions.

In accordance with the 2009 Stock Option Plan, stock options granted to non‑employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options granted to non‑employee directors upon their re‑election to the board of directors vest on the second anniversary from the date of grant. Stock options granted to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. Stock options granted to employees and non‑employee directors have a maximum term of ten years from the date of grant.

Of the 386,926 shares of common stock reserved for issuance under the 2009 Stock Option Plan, as of November 30, 2016, 218,392 shares were subject to outstanding options and 168,534 shares were available for future awards (which includes certain shares that again became available following the forfeiture of outstanding options). In addition to options outstanding under the 2009 Stock Option Plan, as of November 30, 2016, 107,573 shares were subject to outstanding options granted under Griffin’s prior stock option plan. For more information on stock options, see the Summary Compensation Table, Grants of Plan‑Based Awards Table, Outstanding Equity Awards Table, Equity Compensation Plan Information Table and their footnotes.

Perquisites and Other Benefits

Griffin’s Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of its employees. In addition, Griffin’s Vice President, Chief Financial Officer and Secretary receives an automobile allowance of $8,000 per year and Griffin Industrial, LLC’s Senior Vice President receives a medical insurance allowance of $3,300 per year.

Griffin’s Named Executive Officers are entitled to participate in and receive employer contributions to Griffin’s 401(k) Savings Plan. In addition, Griffin has established a non‑qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) that allows eligible participants, including the Named Executive Officers, to defer portions of their annual base salary, as well as receive employer matching contributions with respect to deferrals that would exceed IRS limits under the Griffin 401(k) Savings Plan. For more information on employer contributions to the Griffin 401(k) Savings Plan and the Deferred Compensation Plan, see the Summary Compensation Table and its footnotes.

Analysis

Base Salary

The following table presents the base salaries for Griffin’s Named Executive Officers in 2016 and the percentage increase/(decrease) over their 2015 base salaries.

	Annual Salary		% Increase
Mr. Danziger	$350,000	(1)	(36)%
Mr. Gamzon	$500,000	(2)	42%
Mr. Galici	$296,000		2%
Mr. Lescalleet	$259,018		2%
Mr. Bosco	$168,300		2%

(1)

Effective January 1, 2016, Mr. Danziger’s annual salary is $350,000 in his position as Executive Chairman. Mr. Danziger’s annual salary was $550,800 in his position as Chairman and CEO through December 31, 2015.

(2)

Effective January 1, 2016, Mr. Gamzon’s annual salary is $500,000 in his position as President and CEO. Mr. Gamzon’s annual salary was $351,900 in his position as President and COO through December 31, 2015.

Annual Incentive Compensation Program

The following table presents the total annual incentive payments made to the Named Executive Officers for fiscal 2016, which consisted solely of amounts of annual incentive compensation awarded under Griffin’s annual incentive compensation plan (including allocations of any unallocated portions of applicable incentive compensation pools). No discretionary bonuses were awarded to the Named Executive Officers in fiscal 2016.

	Incentive Plan	Discretionary	Total Annual Incentive
	Payments	Bonus Payments	Payments
Mr. Danziger	$58,207	—	$58,207
Mr. Gamzon	$116,413	—	$116,413
Mr. Galici	$58,207	—	$58,207
Mr. Lescalleet	$133,175	—	$133,175
Mr. Bosco	$65,490	—	$65,490

Griffin Industrial, LLC

Mr. Lescalleet was awarded $133,175 (30% of the total Griffin Industrial, LLC incentive compensation pool of $443,918) in annual incentive compensation for fiscal 2016 based on the formula under the Griffin Industrial Realty Incentive Plan. Mr. Lescalleet received no discretionary allocation from the Compensation Committee. Mr. Bosco was awarded $65,490 in annual incentive compensation for fiscal 2016 which is comprised of: (a) 12.5% of the total Griffin Industrial, LLC incentive compensation pool of $443,918 based on the formula under the Griffin Industrial Realty Incentive Plan; and (b) $10,000 from the unallocated portion of the Griffin Industrial, LLC incentive compensation pool awarded by Griffin’s Executive Chairman, its President and CEO and the Compensation Committee.

Griffin Industrial Realty, Inc.

Mr. Danziger, Griffin’s Executive Chairman, was awarded $58,207 (15% of the total Griffin Industrial Realty, Inc. incentive compensation pool of $388,044) in annual incentive compensation for 2016 based on the formula under the Griffin Industrial Realty Incentive Plan for amounts accrued into the Griffin Industrial Realty, Inc. incentive compensation pool. Mr. Gamzon, Griffin’s President and CEO in fiscal 2016, was awarded $116,413 (30% of the total Griffin Industrial Realty, Inc. incentive compensation pool of $388,044) in annual incentive compensation for fiscal 2016 based on the formula under the Griffin Industrial Realty Incentive Plan for amounts accrued into the Griffin Industrial Realty, Inc. incentive compensation pool. Mr. Galici, Griffin’s Vice President, Chief Financial Officer and Secretary was awarded $58,207 (15% of the total Griffin Industrial Realty, Inc. incentive compensation pool of $388,044) in annual incentive compensation for fiscal 2016 based on the formula under the Griffin Industrial Realty Incentive Plan for amounts accrued into the Griffin Industrial Realty, Inc. incentive compensation pool. The Compensation Committee did not exercise its discretion to alter the amounts earned based on the formulas set forth in the Griffin Industrial Realty Incentive Plan. Messrs. Danziger, Gamzon and Galici received no discretionary allocation from the Compensation Committee.

Long-Term Incentive Program – Equity Awards Compensation Plan Information Table

The following table presents the number of shares subject to stock options granted to Griffin’s Named Executive Officers in 2016.

Number of
Stock Options
Mr. Danziger	-
Mr. Gamzon	55,000
Mr. Galici	12,500
Mr. Lescalleet	12,500
Mr. Bosco	7,000

Shareholder Say‑on‑Pay Votes

At Griffin’s 2016 annual meeting of stockholders, Griffin’s stockholders were given the opportunity to cast an advisory vote on Griffin’s executive compensation. Approximately 99.7% of the votes cast on this “2016 say‑on‑pay vote” were voted in favor of the proposal. Griffin has considered the 2016 say‑on‑pay vote and believes that the support for the 2016 say‑on‑pay vote proposal indicates that Griffin’s stockholders casting votes are supportive of the approach to executive compensation. Thus, Griffin did not make changes to its executive compensation arrangements in response to the 2016 say‑on‑pay vote. In the future, Griffin will continue to consider the outcome of the say‑on‑pay votes when making compensation decisions regarding its Named Executive Officers.

Accounting and Tax Considerations

Griffin does not believe it need now adopt any policy with respect to the $1,000,000 deduction cap of Section 162(m) of the Internal Revenue Code. While the Compensation Committee will give due consideration to the deductibility of compensation payments on compensation arrangements with Griffin’s executive officers, the Compensation Committee will make its compensation decisions based on an overall determination of what it believes to be in the best interests of Griffin and its stockholders, and deductibility will be only one among a number of factors used by the Compensation Committee in making its compensation decisions.

Section 4999 and Section 280G of the Internal Revenue Code provide that certain executives could be subject to significant excise taxes if they receive payments or benefits that exceed certain limits in connection with a change in ownership or change in effective control of Griffin and that Griffin or its successors could lose an income tax deduction with respect to the payments subject to the excise tax. Griffin has not entered into any agreements with any executives that provide for a tax “gross up” or other reimbursement for taxes the executive might be required to pay pursuant to Section 4999 of the Internal Revenue Code.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management Griffin’s Compensation Discussion and Analysis, and based upon this review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10‑K and Griffin’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Albert H. Small, Jr. (Chairman) Thomas C. Israel Jonathan P. May

Summary Compensation Table

The following table presents information regarding compensation of each of Griffin’s Named Executive Officers for services rendered during fiscal years 2016, 2015 and 2014.

					Non-Equity
				Option	Incentive Plan	All Other
		Salary	Bonus	Awards (2)	Compensation (3)	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)
Frederick M. Danziger	2016	$369,308	$—	$—	$58,207	$2,893	(4)	$430,408
Executive Chairman	2015	$549,762	$—	$—	$81,500	$17,546		$648,808
of Griffin (1)	2014	$539,269	$—	$—	$26,868	$16,278		$582,415
Michael S. Gamzon	2016	$485,760	$—	$640,750	$116,413	$13,781	(5)	$1,256,704
President and Chief	2015	$351,237	$—	$—	$100,000	$11,725		$462,962
Executive Officer of Griffin (1)	2014	$344,477	$—	$—	$39,368	$10,503		$394,348
Anthony J. Galici	2016	$295,442	$—	$135,375	$58,207	$16,948	(6)	$505,972
Vice President, Chief	2015	$289,652	$—	$—	$40,750	$17,942		$348,344
Financial Officer and	2014	$284,069	$15,000	$—	$13,434	$16,829		$329,332
Secretary of Griffin
Thomas M. Lescalleet	2016	$258,530	$—	$135,375	$133,175	$12,213	(7)	$539,293
Senior Vice President,	2015	$253,460	$—	$—	$118,400	$10,671	(8)	$382,531
Griffin Industrial, LLC	2014	$248,584	$—	$—	$45,700	$10,998		$305,282
Scott Bosco	2016	$167,983	$—	$75,810	$65,490	$5,819	(9)	$315,102
Vice President of Construction,	2015	$162,870	$—	$—	$59,350	$4,889	(10)	$227,109
Griffin Industrial, LLC	2014	$142,636	$—	$—	$20,800	$4,509		$167,945

(1)	Effective January 1, 2016, Mr. Gamzon succeeded Mr. Danziger as Chief Executive Officer. Mr. Danziger remains Executive Chairman of Griffin.
(2)

The amounts shown for Option Awards reflects the grant date fair value of options granted in fiscal 2016. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K in Note 8 of the Notes to Consolidated Financial Statements.

(3)

Messrs. Danziger, Gamzon and Galici are beneficiaries of the Griffin Industrial Realty, Inc. incentive compensation pool of the Griffin Industrial Realty Incentive Plan. Messrs. Bosco and Lescalleet are beneficiaries of the Griffin Industrial, LLC incentive compensation pool of the Griffin Industrial Realty Incentive Plan.

(4)	Represents life insurance premiums of $137, matching contributions related to the Griffin 401(k) Savings Plan of $1,169 and matching contributions related to the Deferred Compensation Plan of $1,587.
(5)	Represents life insurance premiums of $228, matching contributions related to the Griffin 401(k) Savings Plan of $7,722 and matching contributions related to the Deferred Compensation Plan of $5,831.
(6)

Represents life insurance premiums of $401, matching contributions related to the Griffin 401(k) Savings Plan of $7,180, matching contributions related to the Deferred Compensation Plan of $1,367 and an automobile allowance of $8,000.

(7)	Represents life insurance premiums of $228, matching contributions related to the Griffin 401(k) Savings Plan of $8,685 and a medical insurance allowance of $3,300.
(8)

Represents life insurance premiums of $216, matching contributions related to the Griffin 401(k) Savings Plan of $6,747, matching contributions related to the Deferred Compensation Plan of $408 and a medical insurance allowance of $3,300. The amount of the matching contributions related to the Deferred Compensation Plan earned in 2015 was reduced by $1,677 to reflect the absence of matching contributions in calendar year 2015 based on Mr. Lescalleet’s level of participation in the Griffin 401(k) Savings Plan.

(9)	Represents life insurance premiums of $228 and matching contributions related to the Griffin 401(k) Savings Plan of $5,591.

(10)

Represents life insurance premiums of $216, matching contributions related to the Griffin 401(k) Savings Plan of $3,834 and matching contributions related to the Deferred Compensation Plan of $839. The amount of the matching contributions related to the Deferred Compensation Plan earned in 2015 was reduced by $481 to reflect the absence of matching contributions in calendar year 2015 based on Mr. Bosco’s level of participation in the Griffin 401(k) Savings Plan.

Grants of Plan‑Based Awards

The following table presents information regarding the incentive awards granted to Griffin’s Named Executive Officers for fiscal 2016.

					Option
			Estimated		Awards:		Grant Date
			Future Payouts		Number of	Exercise	Fair Value of
			Under Non-Equity		Securities	Price of	Stock and
			Incentive Plan Awards		Underlying	Option	Option
	Grant	Approval	Target	Maximum	Options	Awards	Awards
Name	Date	Date	($)	($)	(#)	($/sh)	($)
Frederick M. Danziger (1)	—	—	$58,207	$86,625	—	—	—
Michael S. Gamzon (1)	—	—	$116,413	$173,250	—	—	—
	5/13/2016	4/27/2016	—	—	55,000	$26.89	$640,750
Anthony J. Galici (1)	—	—	$58,207	$86,625	—	—	—
	5/13/2016	4/27/2016	—	—	12,500	$26.89	$135,375
Thomas M. Lescalleet (2)	—	—	$133,175	$275,625	—	—	—
	5/13/2016	4/27/2016	—	—	12,500	$26.89	$135,375
Scott Bosco (2)	—	—	$65,490	$114,844	—	—	—
	5/13/2016	4/27/2016	—	—	7,000	$26.89	$75,810

(1)

The Griffin Industrial Realty Incentive Plan has no threshold or target levels; however, there is a maximum amount payable to Messrs. Danziger, Gamzon and Galici under the Griffin Industrial Realty Incentive Plan as shown in the Maximum column. The amounts shown for Messrs. Danziger, Gamzon and Galici in the Target column reflect the amounts payable to them under the Griffin Industrial Realty Incentive Plan based on Griffin’s performance in fiscal 2016. The Compensation Committee did not exercise its discretion to award Messrs. Danziger, Gamzon, or Galici any additional incentive bonus for fiscal 2016. Messrs. Danziger, Gamzon and Galici’s maximum of $86,625, $173,250 and $86,625, respectively, is calculated assuming all goals of the Griffin Industrial Realty Incentive Plan are met at the maximum level of each, which would result in an accrual of $577,500 into the Griffin Industrial Realty, Inc. incentive compensation pool of the Griffin Industrial Realty Incentive Plan (excluding any additional amount included in the incentive compensation pool and distributed at the discretion of the Compensation Committee). Messrs. Danziger, Gamzon and Galici are entitled to 15%, 30% and 15%, respectively, of the Griffin Industrial Realty, Inc. incentive compensation pool of the Griffin Industrial Realty Incentive Plan related to the FFO, property sales, speculative buildings and build-to-suit components. Messrs. Danziger, Gamzon and Galici are not specifically entitled to any portion of the incentive compensation pool that is distributed at the discretion of the Compensation Committee and such amounts are not included in the maximum bonus amount.

(2)

The Griffin Industrial Realty Incentive Plan has no threshold or target levels; however, there is a maximum amount payable to Messrs. Lescalleet and Bosco under the Griffin Industrial Realty Incentive Plan as shown in the Maximum column. The amount in the Target column for Mr. Lescalleet reflects the amount payable of $133,175 based on Griffin Industrial, LLC’s performance during fiscal 2016. The amount in the Target column for Mr. Bosco reflects the amount payable of $65,490 based on Griffin Industrial, LLC’s performance during fiscal 2016 including $10,000 from the unallocated portion of the Griffin Industrial, LLC incentive compensation pool awarded by Griffin’s Executive Chairman, its President and CEO and the Compensation Committee. Messrs. Lescalleet’s and Bosco’s maximums of $275,625 and $114,844, respectively, are calculated assuming all goals of the Griffin Industrial Realty Incentive Plan are met at the maximum level of each, which would result in an accrual of $918,750 into the Griffin Industrial, LLC incentive compensation pool of the Griffin Industrial Realty Incentive Plan (excluding any amount included in the incentive compensation pool and distributed at the discretion of the Compensation Committee). Messrs. Lescalleet and Bosco are entitled to 30% and 12.5%, respectively, of the Griffin

Industrial, LLC incentive compensation pool of the Griffin Industrial Realty Incentive Plan (excluding any additional amount included in the incentive compensation pool and distributed at the discretion of the Compensation Committee). Messrs. Lescalleet and Bosco are not specifically entitled to any portion of the incentive compensation pool that is distributed at the discretion of the Compensation Committee and such amounts are not included in the maximum bonus amount.

Outstanding Equity Awards at Fiscal Year‑End

The following table presents information with respect to each unexercised stock option held by Griffin’s Named Executive Officers as of November 30, 2016. There are no restricted stock awards.

	Option Awards
					Value of		Value of
	Number of	Number of			Unexercised		Unexercised
	Securities	Securities			In-the-Money		In-the-Money
	Underlying	Underlying			Options at		Options at
	Unexercised	Unexercised	Option		Fiscal Year		Fiscal Year
	Options	Options	Exercise	Option	End (2)		End (2)
	(#)	(#)	Price	Expiration	($)		($)
Name	Exercisable	Unexercisable (1)	($)	Date	Exercisable		Unexercisable
Frederick M. Danziger	15,000	—	$33.07	1/20/2019	$—	(3)	$—
	25,000	—	$28.77	1/19/2021	$67,000		$—
	40,000	—			$67,000		$—
Michael S. Gamzon	25,000	—	$34.04	1/9/2018	$—	(3)	$—
	7,500	—	$33.07	1/20/2019	$—	(3)	$—
	25,000	—	$28.77	1/19/2021	$67,000		$—
	—	55,000	$26.89	5/13/2026	$—		$250,800
	57,500	55,000			$67,000		$250,800
Anthony J. Galici	7,500	—	$33.07	1/20/2019	$—	(3)	$—
	12,500	—	$28.77	1/19/2021	$33,500		$—
	—	12,500	$26.89	5/13/2026	—		57,000
	20,000	12,500			$33,500		$57,000
Thomas M. Lescalleet	7,500	—	$33.07	1/20/2019	$—	(3)	$—
	12,500	—	$28.77	1/19/2021	$33,500		$—
	—	12,500	$26.89	5/13/2026	—		57,000
	20,000	12,500			$33,500		$57,000
Scott Bosco	5,000	—	$33.07	1/20/2019	$—	(3)	$—
	5,000	—	$28.77	1/19/2021	$13,400		$—
	—	7,000	$26.89	5/13/2026	$—		$31,920
	10,000	7,000			$13,400		$31,920

(1)	Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant (which is ten years prior to the applicable option expiration date).
(2)

The amounts presented in this column have been calculated based upon the difference between the fair market value of $31.45 per share (the closing price of Griffin’s common stock on November 30, 2016) and the exercise price of each stock option.

(3)	There is no amount stated because the exercise price of the stock options is greater than the fair market value of $31.45 per share (the closing price of Griffin’s common stock on November 30, 2016).

Non‑Qualified Deferred Compensation

Griffin maintains a Deferred Compensation Plan for certain of its employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Griffin 401(k) Savings Plan. A portion of an eligible employee’s salary may be deferred under the Deferred Compensation Plan. The investment options in the Deferred Compensation Plan currently mirror those of the Griffin 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin’s assets. Performance results of an employee’s balance in the Deferred Compensation Plan are based on the returns of the mutual funds and one common collective trust fund that may be selected by the employee as if the amounts deferred were invested in the selected mutual funds and the common collective trust fund. Distributions from the Deferred Compensation Plan generally may occur at termination of employment, change in control and/or at the time of qualifying hardship events. The following table presents information with respect to the Deferred Compensation Plan for Griffin’s Named Executive Officers as of November 30, 2016.

	Executive	Griffin	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Balance as of
	for FYE	for FYE	FYE	FYE
Name	11/30/2016	11/30/2016 (1)	11/30/2016	11/30/2016
Frederick M. Danziger	$9,472	$1,587	$129,053	$1,731,129
Michael S. Gamzon	$27,889	$5,831	$24,853	$303,850
Anthony J. Galici	$46,176	$1,367	$67,543	$877,934
Thomas M. Lescalleet	$—	$—	$4,611	$117,439	(2)
Scott Bosco	$2,525	$—	$3,840	$82,131	(2)

(1)

Griffin’s contributions to the Deferred Compensation Plan are included in the “All Other Compensation” column of the Summary Compensation Table. No earnings from the Deferred Compensation Plan are included in the “All Other Compensation” column of the Summary Compensation Table.

(2)

These amounts include reductions to the Executive and Griffin Contributions earned for FYE 11/30/15 to the Deferred Compensation Plan as a result of the Named Executive Officers’ level of participation in the Griffin 401(k) Savings Plan in calendar year 2015.

Potential Payments Upon a Termination or Change in Control

As of November 30, 2016, Griffin was not a party to any employment, change in control or other agreement with any Named Executive Officers that was expected to obligate Griffin to provide for payments at, following, or in connection with a termination of employment, change in control or change in the Named Executive Officer’s responsibilities. However, participants of Griffin’s Deferred Compensation Plan may elect to have their balances paid out in lump sum or annual installments upon termination of employment or a change in control of Griffin. The deferred compensation balance for each such Named Executive Officer, as of November 30, 2016, is set forth in the “Non‑Qualified Deferred Compensation” table above. Additionally, pursuant to the 2009 Stock Option Plan, if option grants are assumed by a successor corporation (or a parent or subsidiary thereof) in connection with a change in control, the vesting of such grants will be accelerated upon termination of a Named Executive Officer’s employment upon or within twelve months following such change in control. As of November 30, 2016, the exercise price for 167,000 of the outstanding options held by Named Executive Officers exceeded the closing market price of $31.45 per share of Griffin common stock. The aggregate value of such options (based on the excess of the closing price of Griffin’s common stock, as of November 30, 2016, over the exercise price) is $611,120. The following table presents information regarding the value of such options to each of Griffin’s Named Executive Officers following a termination of employment upon or within twelve months following such change in control (assuming such termination occurred on November 30, 2016):

Estimated Value of
In-the-Money
Options Following
Termination Upon or
Within Twelve Months
Following A
Name	Change In Control (1)
Frederick M. Danziger	$67,000
Michael S. Gamzon	$317,800
Anthony J. Galici	$90,500
Thomas M. Lescalleet	$90,500
Scott Bosco	$45,320
(1)

Stock option values are calculated based on the difference between $31.45, the November 30, 2016 closing price of Griffin’s common stock, and the option exercise price, multiplied by the total number of stock options.

Director Compensation

The following table represents information regarding the compensation paid during fiscal 2016 to members of Griffin’s Board of Directors who are not also employees (the “Non‑Employee Directors”). The compensation paid to Messrs. Frederick M. Danziger and Michael S. Gamzon is presented above in the Summary Compensation Table and the related explanatory notes. Messrs. Frederick M. Danziger and Michael S. Gamzon did not receive compensation related to their activities as members of the Board of Directors.

	Fees
	Earned or		Option
	Paid in Cash		Awards		Total
Name	($)		($)		($)
David R. Bechtel	$32,107	(2)	$25,911	(1)	$58,018
Winston J. Churchill, Jr.	$22,679	(3)	$149,539	(4)	$172,218
Edgar M. Cullman, Jr.	$40,500		$17,278	(1)	$57,778
David M. Danziger	$1,566	(5)	$90,962	(6)	$92,528
Frederick M. Danziger	$—		$—		$—
Michael S. Gamzon	$—		$—		$—
Thomas C. Israel	$62,325		$17,278	(1)	$79,603
Jonathan P. May	$57,390		$17,278	(1)	$74,668
Albert H. Small, Jr.	$57,000		$17,278	(1)	$74,278

(1)

The amount shown for Option Awards reflects the grant date fair value of options granted in fiscal 2016. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K in Note 8 of the Notes to Consolidated Financial Statements.

(2)	David R. Bechtel was elected to the Board of Directors on May 10, 2016. The fees reported are for the period May 10 through November 30, 2016.
(3)	Winston J. Churchill, Jr. did not seek re‑election to the Board of Directors at the May 10, 2016 Annual Meeting. The fees reported are for the period December 1, 2015 through May 9, 2016.
(4)

Winston J. Churchill, Jr. did not receive a stock option award in fiscal 2016. However, the exercise period for each of Mr. Churchill’s vested options outstanding as of his retirement on May 9, 2016 was extended through the tenth anniversary of the applicable date of grant. The amount shown for Option Awards reflects the incremental fair value of options so modified in fiscal 2016. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K in Note 8 of the Notes to Consolidated Financial Statements.

(5)

David M. Danziger resigned from the Board of Directors on January 19, 2016. The fees reported are for the period December 1, 2015 through January 18, 2016. Michael S. Gamzon was appointed to the Board of Directors to replace Mr. David M. Danziger.

(6)

David M. Danziger did not receive a stock option award in fiscal 2016. However, the exercise period for each of Mr. David M. Danziger’s vested options outstanding as of his resignation on January 19, 2016 was extended through the tenth anniversary of the applicable date of grant. The amount shown for Option Awards reflects the incremental fair value of options so modified in fiscal 2016. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K in Note 8 of the Notes to Consolidated Financial Statements.

The following table represents the number of outstanding and unexercised stock option awards held by each of the Non‑Employee Directors as of November 30, 2016:

Number of Shares
Subject to
Outstanding Options
Director	as of 11/30/2016
David R. Bechtel	2,293
Winston J. Churchill, Jr.	10,927
Edgar M. Cullman, Jr.	3,441
David M. Danziger	7,277
Thomas C. Israel	13,730
Jonathan P. May	7,447
Albert H. Small, Jr.	13,251

Members of the Board of Directors who are not employees of Griffin receive $30,000 per year and $1,500 for each Board or Committee meeting they attend. A non‑employee Chairman of the Board of Directors receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each receive an annual fee of $10,000 per year. The Nominating Committee Chairman receives an annual fee of $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen, each receive $5,000 per year for their service on the Committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on the Committee. Annual retainers are paid in quarterly installments. Upon the initial election of a Non‑Employee Director to the Board of Directors, the Non‑Employee Director is granted options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of the grant. The number of shares subject to options granted to Non‑Employee Directors at the time of initial election to the Board of Directors is equal to $60,000 divided by the fair market value per share of Griffin common stock at the time of grant. Griffin granted Mr. Bechtel options exercisable for 2,293 shares of common stock at the time of his initial election to the Board of Directors. The 2009 Stock Option Plan also provides that Non‑Employee Directors annually receive options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of grant. Under the 2009 Stock Option Plan, the number of shares, subject to options, granted to Non‑Employee Directors upon their reelection to the Board of Directors, is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. Stock options granted to Non-Employee Directors upon their re-election to the Board of Directors vest on the second anniversary of the date of grant. In 2016, Griffin granted Messrs. Cullman, Jr., Israel, May and Small, Jr. each options exercisable for 1,529 shares of common Stock upon their reelection to the Board of Directors. Mr. Churchill, Jr. did not stand for reelection to the Board of Directors and Mr. David M. Danziger resigned from the Board of Directors on January 19, 2016, therefore, they did not receive any additional option grants in 2016. In connection with Mr. Churchill, Jr.’s retirement and Mr. David M. Danziger’s resignation, however, Griffin elected to extend the exercisability of their outstanding vested options through the tenth anniversary of the applicable grant date thereof.

Compensation Committee Interlocks and Insider Participation

During fiscal 2016, Messrs. Churchill, Jr., Israel, May and Small, Jr. served as members of Griffin’s Compensation Committee. Mr. Churchill retired from the Board of Directors on May 9, 2016. Mr. May was appointed to the Compensation Committee on May 10, 2016. No member of the Compensation Committee has been an officer or employee of Griffin. None of Griffin’s executive officers have served as a director or member of the compensation committee of any entity whose executive officers served as a director of Griffin or as a member of Griffin’s Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists the number of shares and options to purchase shares of common stock of Griffin beneficially owned or held by: (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of common stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and executive officers of Griffin, collectively. Unless otherwise indicated, information is provided as of January 31, 2017.

	Shares
	Beneficially	Percent
Name and Address (1)	Owned (2)	of Total
Cullman and Ernst Group (3)	2,443,559	47.5
Edgar M. Cullman, Jr. (3)	1,058,615	21.0
Frederick M. Danziger (3)	308,289	6.1
Michael S. Gamzon (3)	143,656	2.8
David R. Bechtel	3,387	*
4 Brookside Park
Greenwich, CT 06831
Thomas C. Israel	40,147	*
Ingleside Investors
12 East 49th Street
New York, NY 10017
Jonathan P. May	4,644	*
116 East 95th Street
New York, NY 10128
Albert H. Small, Jr.	10,448	*
7311 Arrowood Road
Bethesda, MD 20817
Anthony J. Galici	41,023	*
Griffin Industrial Realty, Inc.
204 West Newberry Road
Bloomfield, CT 06002
Thomas M. Lescalleet	22,500	*
Griffin Industrial, LLC
204 West Newberry Road
Bloomfield, CT 06002
Scott Bosco	10,000	*
Griffin Industrial, LLC
204 West Newberry Road
Bloomfield, CT 06002
Gabelli Funds, LLC et al (4)	1,837,262	36.5
Gabelli Funds, LLC
One Corporate Center
Rye, NY 10580
All directors and executive officers collectively, consisting of 10 persons (5)	1,642,709	31.6

*     Less than 1%

(1)	Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, NY 10022.
(2)

This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the “Commission”). Beneficial ownership reflects sole investment and voting power, unless otherwise indicated in the footnotes to this table. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and executive officers. Includes stock options granted pursuant to the 2009 Stock Option Plan, as amended, that are exercisable within 60 days of January 31, 2017 as follows: Edgar M. Cullman, Jr—1,912 options; Frederick M. Danziger—40,000 options; Michael S. Gamzon—57,500 options; David R. Bechtel—2,293 options; Thomas C. Israel—10,927 options; Jonathan P. May—4,644 options; Albert H. Small, Jr.—10,448 options; Anthony J. Galici—20,000 options; Thomas M. Lescalleet—20,000 options; and Scott Bosco—10,000 options.

(3)

Based on Schedule 13D/A filed with the Commission on February 15, 2012 on behalf of the Cullman and Ernst Group and Griffin’s records. Included in the shares held by the Cullman and Ernst Group are the following:

		Shares with	Shares with
	Shares	Sole Voting and	Shared Voting
	Beneficially	Dispositive	and Dispositive
Name	Owned	Power	Power
Cullman Jr., Edgar M.	1,058,615	74,867	983,748
Cullman, Susan R.	919,558	48,949	870,609
Danziger, Lucy C.	741,053	63,322	677,731
Danziger, David M.	489,659	30,854	458,805
Gamzon, Rebecca D.	408,483	10,550	397,933
Ernst, John L.	380,955	7,349	373,606
Cullman, Georgina D.	360,481	9,550	350,931
Sicher, Carolyn B.	354,029	21,422	332,607
Cullman, Elissa F.	345,781	14,850	330,931
Cullman, Samuel B.	344,525	13,594	330,931
Cullman III, Edgar M.	342,190	11,259	330,931
Danziger, Frederick M.	308,289	103,534	204,755
B Bros. Realty LLC (a)	233,792	233,792	—
Gamzon, Michael S.	143,656	62,500	81,156
Fabrici, Carolyn S.	116,037	—	116,037
Ernst, Alexandra	94,428	1,748	92,680
Ernst, Jessica P.	45,134	1,250	43,884
Estate of Louise B. Cullman (b)	39,548	39,548	—
Ernst, Margot P.	21,777	—	21,777
Ernst, Matthew L.	5,176	1,650	3,526
Kirby, John J.	4,730	4,730	—

(a)	Susan R. Cullman and John Ernst are managing members.
(b)	Edgar M. Cullman, Jr., Susan R. Cullman and Lucy C. Danziger are executors.

The Schedule 13D/A states that there is no formal agreement governing the Cullman and Ernst Group’s holding and voting of shares held by members of the Cullman and Ernst Group but that there is an informal understanding that the persons and entities included in the group will hold and vote together with respect to shares owned by each of them in each case subject to any applicable fiduciary responsibilities. None of the shares held by members of the Cullman and Ernst Group are pledged.

(4)

Griffin has received a copy of Schedule 13D/A as filed with the Commission by Gabelli Funds, LLC et al, reporting ownership of these shares as of September 1, 2015. As reported in said Schedule 13D/A, Gabelli Funds, LLC reports sole dispositive power with respect to 579,367 shares, GAMCO Asset Management Inc. (“GAMCO”) reports sole voting power with respect to 997,160 of these shares and sole dispositive power with respect to 1,062,495 of these shares and Teton Advisors, Inc. (“Teton Advisors”) reports sole voting and dispositive power with respect to 195,400 of these shares. The securities have been acquired by GGCP, Inc. (“GGCP”), and certain of its direct and indirect subsidiaries, including GAMCO Investors, Inc. (“GBL”), on behalf of their investment advisory clients. Mario Gabelli, as the controlling stockholder, Chief Executive Officer and a director of GGCP, Chairman and Chief Executive Officer of GBL, and the controlling shareholder of Teton Advisors, is deemed to have beneficial ownership of the shares owned beneficially by Gabelli Funds, LLC, GAMCO and Teton Advisors. GBL and GGCP are deemed to have beneficial ownership of the shares beneficially owned by each of the foregoing persons other than Mario Gabelli and the Gabelli Foundation, Inc. For the shares held by Gabelli Funds, LLC, with respect to the 55,000 shares held by the Gabelli Capital Asset Fund, the 56,000 shares held by the Gabelli Equity Trust, the 104,000 shares held by the Gabelli Asset Fund, the 122,000 shares held by the Gabelli Value 25 Fund, Inc., the

230,068 shares held by the Gabelli Small Cap Growth Fund, the 10,000 shares held by the Gabelli Equity Income Fund, and the 2,299 shares held by the Gabelli Global Small and Mid Cap Value Trust, the proxy voting committee of each such fund has taken and exercises in its sole discretion the entire voting power with respect to the shares held by such funds.

(5)	Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

Equity Compensation Plan Information

	Number of		Number of securities
	securities to be	Weighted	remaining available for future
	issued upon	average	issuance under the equity
	exercise of	exercise price	compensation plan (excluding
	outstanding	of outstanding	securities reflected in
	options	options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	324,546	$29.23	168,534

Note: There are no equity compensation plans that were not approved by security holders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Review and Approval of Related Person Transactions

Griffin reviews any relationships and transactions in which Griffin and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Griffin’s corporate staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to a related person are disclosed in Griffin’s Annual Report on Form 10‑K and proxy statement.

On November 24, 2015, the Audit Committee approved a proposed transaction whereby Griffin entered into a ten year sublease of approximately 1,920 square feet of office space for its New York City corporate headquarters from Bloomingdale Properties, Inc. (“Bloomingdale Properties”), an entity controlled by certain members of the Cullman and Ernst Group (see “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). The sublease with Bloomingdale Properties is at market rates for such space and enables either Griffin or Bloomingdale Properties to terminate the sublease agreement upon a change in control (as defined) of either Griffin or Bloomingdale Properties. The sublease of office space from Bloomingdale Properties reduced the occupancy costs for Griffin’s corporate headquarters.

Board Independence

Under NASDAQ rules, an “independent director” of a company means a person who is not an officer or employee of the company or its subsidiaries and, in the opinion of the company’s board of directors, does not have a relationship with the company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Messrs. Bechtel, Israel, May and Small, Jr. qualify as independent directors under NASDAQ rules. All of the members of the Audit, Compensation and Nominating Committees are independent directors under the applicable NASDAQ and SEC rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees incurred by Griffin for professional services rendered by RSM US LLP (“RSM US”) for fiscal 2016 and fiscal 2015:

	Fiscal	Fiscal
	2016 Fees	2015 Fees
Audit fees	$423,682	$422,686
Audit-related fees	20,200	20,420
Tax fees	45,380	57,685
All other	—	—
	$489,262	$500,791

Audit fees consist of fees incurred for professional services rendered for the audit of Griffin’s consolidated financial statements and for the review of Griffin’s interim consolidated financial statements. Audit‑related fees include fees incurred for professional services rendered for the audit of Griffin’s 401(k) Savings Plan by RSM US. Tax fees consist of fees incurred for professional services performed by RSM US relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to RSM US in fiscal 2016 or fiscal 2015.

The Audit Committee’s policy is to pre‑approve all audit, audit‑related and tax services to be provided by the independent registered public accountants. During fiscal 2016, Griffin’s Audit Committee pre‑approved all audit, audit‑related and tax services. The Audit Committee has considered the non‑audit services provided by RSM US and determined that the services provided were compatible with maintaining the independence of RSM US.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) as Owner	8‑K	001‑12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8‑K	001‑12879	2.2	1/14/14
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10‑Q	001‑12879	3.1	10/10/13
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8‑K	001‑12879	3.2	5/13/15
3.3	Amended and Restated By‑laws of Griffin Industrial Realty, Inc.	8‑K	001‑12879	3.3	5/13/15
10.1†	Form of 401(k) Plan of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10	001‑12879	10.7	4/8/97
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10‑K	001‑12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10‑K	001‑12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10‑Q	001‑12879	10.21	10/11/02
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10‑K	001‑12879	10.24	2/28/02
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10‑Q	001‑12879	10.28	7/13/04
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10‑Q	001‑12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10‑Q	001‑12879	10.30	11/2/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10‑Q	001‑12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10‑K	001‑12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10‑K	001‑12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10‑K	001‑12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10‑Q	001‑12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10‑Q	001‑12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank	10‑Q	001‑12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10‑Q	001‑12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10‑Q	001‑12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10‑Q	001‑12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10‑K	001‑12879	10.44	2/10/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8‑K	001‑12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank dated April 1, 2013	10‑Q	001‑12879	10.49	6/1/13
10.25	Amended and Restated Term Note dated April 1, 2013	10‑Q	001‑12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10‑Q	001‑12879	10.51	6/1/13
10.27	Revolving Line of Credit Note dated April 24, 2013	10‑Q	001‑12879	10.52	6/1/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10‑Q	001‑12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10‑Q	001‑12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8‑K	001‑12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8‑K	001‑12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8‑K	001‑12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8‑K	001‑12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10‑K	001‑12879	10.35	2/13/15
10.36	$21,600,000 Term Note effective December 31, 2014	10‑K	001‑12879	10.37	2/13/15
10.37	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10‑Q	001‑12879	10.38	10/9/15
10.38	$18,000,000 Promissory Note dated July 29, 2015	10‑Q	001‑12879	10.39	10/9/15
10.39	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10‑Q	001‑12879	10.40	10/9/15
10.40	$14,100,000 Promissory Note dated September 1, 2015	10‑Q	001‑12879	10.41	10/9/15
10.41†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.44	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.45	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.46	First Amendment to Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.46	7/8/16

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.47	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.48	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.49	$26,724,948.03 Promissory Note dated November 17, 2016					*
10.50

Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016

*
10.51

Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016

*
21	Subsidiaries of Griffin Industrial Realty, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†     A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10‑K.

*     Filed herewith.

**   Furnished herewith.

ITEM 16.  FORM 10-K SUMMARY.

N/A

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

Date: February 10, 2017	BY:	/s/ Michael S. Gamzon Michael S. Gamzon President and Chief Executive Officer

Date: February 10, 2017	BY:	/s/ Anthony J. Galici Anthony J. Galici Vice President, Chief Financial Officer and Secretary, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name	Title

February 10, 2017	/s/ david R. Bechtel David R. Bechtel	Director

February 10, 2017	/s/ Edgar M. Cullman, Jr. Edgar M. Cullman, Jr.	Director

February 10, 2017	/s/ Frederick M. Danziger Frederick M. Danziger	Executive Chairman of the Board of Directors

February 10, 2017	/s/ Anthony J. Galici Anthony J. Galici	Vice President, Chief Financial Officer and Secretary, Principal Accounting Officer

February 10, 2017	/s/ Michael S. Gamzon Michael S. Gamzon	Director and President and Chief Executive Officer

February 10, 2017	/s/ Thomas C. Israel Thomas C. Israel	Director

February 10, 2017	/s/ Jonathan P. May Jonathan P. May	Director

February 10, 2017	/s/ Albert H. Small, Jr. Albert H. Small, Jr.	Director

Schedule II – Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Description	Balance at	Charged to	Charged	Deductions	Balance
	Beginning	Cost and	to Other	From	at End
	of Year	Expenses	Accounts	Reserves	of Year
For the fiscal year ended November 30, 2016
Reserves:
Uncollectible accounts—trade	$—	—	—	—	$—
Valuation allowance on deferred tax asset	$345	180	989	—	$1,514

For the fiscal year ended November 30, 2015
Reserves:
Uncollectible accounts—trade	$—	—	—	—	$—
Valuation allowance on deferred tax asset	$395	(50)	—	—	$345

For the fiscal year ended November 30, 2014
Reserves:
Uncollectible accounts—trade	$134	(101)	—	33	(1)	$—
Inventories	$10,854	—	—	10,854	(2)	$—
Valuation allowance on deferred tax asset	$379	16	—	—		$395

Notes:

(1)	Accounts receivable written off or reclassified.
(2)	Inventories disposed.

Schedule III – Real Estate and Accumulated Depreciation

November 30, 2016

(dollars in thousands)

					Cost
					Capitalized	Gross Amount
			Initial Cost		Subsequent	at November 30, 2016
				Bldg. &	to Acquisition		Land	Bldg. & Bldg.	Tenant	Construction	Development			Accumulated	Date of	Date of	Depr.
Description	Encumbrances		Land	Improve.	Improvements	Land	Improvements	Improvements	Improvements	in Progress	Costs	Total		Depreciation	Construction	Acquisition	Life

CT Industrial/Warehouse Properties
Industrial/Warehouse Building - Bloomfield	$-	(b)	$1	$-	$771	$1	$92	$679	$-	$-	$-	$772		$(602)	1988		40	yrs.
Industrial/Warehouse Building - Bloomfield	-		251	1,198	1,545	251	321	1,740	670	12	-	2,994		(382)	1997	2007	40	yrs.
Industrial/Warehouse Building - Windsor	14,187		4	1,722	914	4	774	1,835	27	-	-	2,640		(1,823)	1982	1989	40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	4	-	1,732	4	212	1,411	109	-	-	1,736		(1,435)	1978		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	4	-	2,945	4	310	2,224	411	-	-	2,949		(1,994)	1980		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	10	-	4,433	10	356	3,650	394	33	-	4,443		(2,218)	1998		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	13	-	7,565	13	525	5,676	1,364	-	-	7,578		(2,297)	2008		40	yrs.
Industrial/Warehouse Building - Windsor	4,905		12	-	8,220	12	363	5,145	2,712	-	-	8,232		(5,832)	1999		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	7	-	3,174	7	20	3,051	-	103	-	3,181		(1,367)	2001		40	yrs.
Industrial/Warehouse Building - Windsor	17,624		13	-	5,650	13	35	5,044	571	-	-	5,663		(2,423)	2003		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	16	-	7,605	16	80	6,903	622	-	-	7,621		(3,021)	2006		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	15	-	17,203	15	154	13,876	3,173	-	-	17,218		(3,732)	2005		40	yrs.
Industrial/Warehouse Building - Windsor	10,313		57	-	16,014	57	1,031	13,886	1,097	-	-	16,071		(3,815)	2009		40	yrs.
Industrial/Warehouse Building - Windsor	-		20	-	8,543	20	564	7,559	420	-	-	8,563		(2,341)	2007		40	yrs.
Industrial/Warehouse Building - Windsor	-		12	-	6,928	12	448	6,263	217	-	-	6,940		(2,151)	2007		40	yrs.
Industrial/Warehouse Building - Windsor	7,001		19	-	8,229	19	164	8,065	-	-	-	8,248		(3,264)	2001		40	yrs.

PA Industrial/Warehouse Properties
Industrial/Warehouse Building - Breinigsville	3,606		832	4,560	-	832	349	3,990	221	-	-	5,392		(1,184)		2010	40	yrs.
Industrial/Warehouse Building - Lower Nazareth Township	20,744		1,351	-	15,490	1,351	1,366	12,874	1,250	-	-	16,841		(1,375)	2014		40	yrs.
Industrial/Warehouse Building - Lower Nazareth Township	-	(a)	721	-	11,138	721	1,359	8,958	821	-	-	11,859		(1,942)	2012		40	yrs.
Industrial/Warehouse Building - Hanover Township	26,725		4,022	-	16,246	4,022	3,956	11,076	1,214	-	-	20,268		(907)	2015		40	yrs.
Industrial/Warehouse Building - Hanover Township	-	(a)	3,620	-	13,073	3,620	4,433	7,865	-	775	-	16,693		(187)	2016		40	yrs.

Office/Flex Properties
Office/Flex Building - Bloomfield	-	(b)	5	-	4,188	5	578	2,940	670	-	-	4,193		(3,561)	1977		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	4	-	2,777	4	269	1,962	546	-	-	2,781		(2,263)	1985		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	2	-	2,309	2	384	1,700	225	-	-	2,311		(1,510)	1988		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	2	-	1,553	2	195	1,358	-	-	-	1,555		(1,103)	1989		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	1,743	3	140	1,354	249	-	-	1,746		(1,021)	1990		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	1,540	3	62	1,347	131	-	-	1,543		(1,005)	1991		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	847	3	65	667	115	-	-	850		(579)	1991		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	9	-	4,551	9	28	3,677	846	-	-	4,560		(1,600)	2001		40	yrs.
Office/Flex Building - Windsor	-	(b)	17	-	6,022	17	434	4,440	1,148	-	-	6,039		(2,892)	2002		40	yrs.
Office/Flex Building - Windsor	6,034		616	3,954	2,682	616	375	4,558	967	736	-	7,252		(2,643)	1982	2003	40	yrs.
Office/Flex Building - Windsor	-	(a)	577	4,004	1,708	577	381	4,105	1,226	-	-	6,289		(3,116)	1987	2003	40	yrs.
Restaurant Building - Windsor	-		1	-	2,177	1	266	1,402	509	-	-	2,178		(1,597)	1983		40	yrs.

Other
Nursery Farm - Granby, CT	-		417	-	11,052	417	1,565	9,487	-	-	-	11,469		(10,390)		1959	20	yrs.
Nursery Farm - Quincy, FL	-		279	-	8,697	279	4,089	4,608	-	-	-	8,976		(7,794)		1959	20	yrs.
Undeveloped land - New England Tradeport	-		981	-	3,499	981	71	-	-	-	3,428	4,480		(40)
Undeveloped land - Griffin Center/Griffin Center South	-		435	-	1,459	435	470	-	-	-	989	1,894		(458)
Undeveloped land - Phoenix Crossing	-		1,117	-	1,344	1,117	-	-	-	-	1,344	2,461		-
Undeveloped land - Other	-		2,218	-	1,825	2,218	1,308	-	-	-	517	4,043		(937)
Residential Development - Simsbury, CT	-		202	-	8,337	202	-	-	-	-	8,337	8,539		-
	$111,139		$17,895	$15,438	$225,728	$17,895	$27,592	$175,375	$21,925	$1,659	$14,615	$259,061	(c)	$(86,801)

(a)	Building included in mortgage listed on line above.
(b)	Buildings included as collateral for a $15.0 million revolving line of credit.
(c)	As of November 30, 2016, the aggregate cost for Federal income tax purposes is $254,841.

Schedule III – Real Estate and Accumulated Depreciation (Continued)

(dollars in thousands)

Fiscal year ended November 30, 2016

	Cost	Reserve
Balance at beginning of year	$247,239	$(80,784)
Changes during the year:
Additions to real estate assets	15,702	—
Additions to reserve charged to costs and expense	—	(7,768)
Reclassification to real estate held for sale	(2,129)	—
Writeoff of fully depreciated assets	(1,751)	1,751
Balance at end of year	$259,061	$(86,801)

Fiscal year ended November 30, 2015

	Cost	Reserve
Balance at beginning of year	$209,284	$(74,762)
Changes during the year:
Additions to real estate assets	30,556	—
Additions to reserve charged to costs and expense	—	(6,539)
Reclassification to real estate held for sale	7,916	—
Writeoff of fully depreciated assets	(517)	517
Balance at end of year	$247,239	$(80,784)

Fiscal year ended November 30, 2014

	Cost	Reserve
Balance at beginning of year	$192,268	$(61,078)
Changes during the year:
Additions to real estate assets	16,680	—
Additions to reserve charged to costs and expense	—	(5,747)
Reclassification to real estate held for sale	(9,236)	—
Writeoff of fully depreciated assets	(1,913)	1,913
Reclassification to real estate assets from property and equipment	11,485	(9,850)
Balance at end of year	$209,284	$(74,762)