Form 10-Q
period 2017-02-28
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2017-04-07
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2017

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at March 31, 2017:  5,000,535

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Feb. 28, 2017	Nov. 30, 2016
ASSETS
Real estate assets at cost, net	$172,316	$172,260
Real estate held for sale	2,992	2,992
Cash and cash equivalents	20,220	24,689
Deferred income taxes	5,109	4,984
Proceeds held in escrow	3,535	3,535
Other assets	16,766	15,163
Total assets	$220,938	$223,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$108,959	$109,697
Deferred revenue	10,180	9,526
Accounts payable and accrued liabilities	4,760	4,140
Dividend payable	—	1,514
Other liabilities	8,027	7,943
Total liabilities	131,926	132,820
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,541,029 shares issued and 5,000,535 and 5,047,708 shares outstanding, respectively	55	55
Additional paid-in capital	108,520	108,438
(Deficit) retained earnings	(760)	179
Accumulated other comprehensive loss, net of tax	(509)	(1,049)
Treasury stock, at cost, 540,494 and 493,321 shares, respectively	(18,294)	(16,820)
Total stockholders' equity	89,012	90,803
Total liabilities and stockholders' equity	$220,938	$223,623

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	Feb. 28, 2017	Feb. 29, 2016
Rental revenue	$6,979	$6,682
Revenue from property sales	—	—
Total revenue	6,979	6,682

Operating expenses of rental properties	2,485	2,166
Depreciation and amortization expense	2,350	2,145
Costs related to property sales	—	—
General and administrative expenses	2,230	1,567
Total expenses	7,065	5,878

Operating (loss) income	(86)	804

Interest expense	(1,313)	(1,091)
Investment income	9	7
Loss before income tax benefit (provision)	(1,390)	(280)
Income tax benefit (provision)	451	(55)
Net loss	$(939)	$(335)

Basic net loss per common share	$(0.19)	$(0.07)

Diluted net loss per common share	$(0.19)	$(0.07)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	Feb. 28, 2017	Feb. 29, 2016
Net loss	$(939)	$(335)

Other comprehensive income (loss), net of tax:
Reclassifications included in net loss	209	213
Increase (decrease) in fair value of Centaur Media plc	127	(256)
Unrealized gain (loss) on cash flow hedges	204	(1,141)
Total other comprehensive income (loss), net of tax	540	(1,184)
Total comprehensive loss	$(399)	$(1,519)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended February 28, 2017 and February 29, 2016

(dollars in thousands)

(unaudited)

	Shares of		Additional	Retained	Accumulated Other
	Common Stock	Common	Paid-in	Earnings	Comprehensive	Treasury
	Issued	Stock	Capital	(Deficit)	Income (Loss)	Stock	Total
Balance at November 30, 2015	5,541,029	$55	$108,188	$1,117	$(1,085)	$(13,466)	$94,809
Stock-based compensation	—	—	71	—	—	—	71
Net loss	—	—	—	(335)	—	—	(335)
Total other comprehensive loss, net of tax	—	—	—	—	(1,184)	—	(1,184)
Balance at February 29, 2016	5,541,029	$55	$108,259	$782	$(2,269)	$(13,466)	$93,361

Balance at November 30, 2016	5,541,029	$55	$108,438	$179	$(1,049)	$(16,820)	$90,803
Stock-based compensation	—	—	82	—	—	—	82
Repurchase of common stock	—	—	—	—	—	(1,474)	(1,474)
Net loss	—	—	—	(939)	—	—	(939)
Total other comprehensive income, net of tax	—	—	—	—	540	—	540
Balance at February 28, 2017	5,541,029	$55	$108,520	$(760)	$(509)	$(18,294)	$89,012

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	Feb. 28, 2017	Feb. 29, 2016
Operating activities:
Net loss	$(939)	$(335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,350	2,145
Deferred income taxes	(451)	55
Stock-based compensation expense	82	71
Amortization of debt issuance costs	64	53
Changes in assets and liabilities:
Other assets	(1,043)	314
Accounts payable and accrued liabilities	(295)	86
Deferred revenue	654	(489)
Other liabilities	571	(221)
Net cash provided by operating activities	993	1,679

Investing activities:
Additions to real estate assets	(2,233)	(1,933)
Deferred leasing costs and other	(336)	(434)
Net cash used in investing activities	(2,569)	(2,367)

Financing activities:
Dividends paid to stockholders	(1,514)	(1,546)
Payments on mortgage loans	(771)	(638)
Repurchase of common stock	(594)	—
Payment of debt issuance costs	(14)	(97)
Proceeds from mortgage loans	—	4,450
Net cash (used in) provided by financing activities	(2,893)	2,169
Net (decrease) increase in cash and cash equivalents	(4,469)	1,481
Cash and cash equivalents at beginning of period	24,689	18,271
Cash and cash equivalents at end of period	$20,220	$19,752

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

Griffin Industrial Realty, Inc. ("Griffin") is a real estate business principally engaged in developing, managing and leasing industrial properties and, to a lesser extent, commercial properties. Griffin also seeks to add to its property portfolio through the acquisition and development of land or purchase of buildings. Periodically, Griffin may also sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin's core development and leasing strategy. These financial statements have been prepared in conformity with the standards of accounting measurement set forth by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and in accordance with the accounting policies stated in Griffin’s audited consolidated financial statements for the fiscal year ended November 30, 2016 (“fiscal 2016”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 10, 2017. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of November 30, 2016 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As of February 28, 2017, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposure. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the three months ended February 28, 2017 (the “2017 first quarter”) are not necessarily indicative of the results to be expected for the full year. The three months ended February 29, 2016 are referred to herein as the “2016 first quarter.”  Certain amounts from the 2016 first quarter have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This Update addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This Update will become effective for Griffin in fiscal 2018. Early adoption is allowed, but all of the guidance must be adopted in the same period. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. The accounting applied by lessors under this Update is largely unchanged from that applied under current U.S. GAAP. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. This Update also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This Update will become effective for Griffin in fiscal 2020 using a modified restatement approach for leases in effect as of and after the date of adoption. Early adoption and practical expedients to measure the effect of adoption will also be allowed. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall,” which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This Update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This Update eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. In addition, entities must assess the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This Update will be effective for Griffin in fiscal 2019. Early adoption is permitted for certain provisions. Upon adoption, changes in the fair value of Griffin's available-for-sale securities will be recognized through net income.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest,” (“ASU 2015-03”) which requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of the associated debt liability, consistent with debt discounts. The guidance must be applied on a retrospective basis and was adopted by Griffin in the fiscal 2016 fourth quarter. The adoption of this guidance required Griffin to reclassify its debt issuance costs on nonrecourse mortgage loans from other assets to mortgage debt on its statement of financial position but did not have an impact on Griffin’s results of operations. The effect of the reclassification on Griffin’s statement of financial position is quantified in Note 4.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. This standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the Update requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The Update permits the use of either the retrospective or cumulative effect transition method. This Update will be effective for Griffin in fiscal 2019 and early adoption is not permitted. Certain aspects of this new standard may affect revenue recognition of Griffin. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

2.    Fair Value

Griffin applies the provisions of FASB ASC 820, “Fair Value Measurement” (“ASC 820”), which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Categorization of an asset or a liability within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities. Griffin’s available-for-sale securities are considered Level 1 within the fair value hierarchy.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 assets and liabilities include Griffin’s interest rate swap agreements (see Note 4). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

During the 2017 first quarter, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	February 28, 2017
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$1,172	$—	$—
Interest rate swap assets	$—	$391	$—
Interest rate swap liabilities	$—	$1,405	$—

	November 30, 2016
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$977	$—	$—
Interest rate swap asset	$—	$207	$—
Interest rate swap liabilities	$—	$1,892	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	February 28, 2017		November 30, 2016
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$20,220	$20,220	$24,689	$24,689
Marketable equity securities	1	1,172	1,172	977	977
Interest rate swaps	2	391	391	207	207
Financial liabilities:
Mortgage loans	2	$108,959	$109,759	$109,697	$111,103
Interest rate swaps	2	1,405	1,405	1,892	1,892

The amounts included in the consolidated financial statements for cash and cash equivalents, leasing receivables from tenants and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The fair values of the available-for-sale securities are based on quoted market prices. The fair values of the mortgage loans are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Index Swap rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

3.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Feb. 28, 2017	Nov. 30, 2016
Land		$17,895	$17,895
Land improvements	10 to 30 years	27,615	27,592
Buildings and improvements	10 to 40 years	164,678	164,353
Tenant improvements	Shorter of useful life or terms of related lease	22,619	21,925
Machinery and equipment	3 to 20 years	11,022	11,022
Construction in progress		2,667	1,659
Development costs		14,616	14,615
		261,112	259,061
Accumulated depreciation		(88,796)	(86,801)
		$172,316	$172,260

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended
	Feb. 28, 2017	Feb. 29, 2016
Depreciation expense	$2,095	$1,884

Capitalized interest	$—	$84

In fiscal 2013, Griffin completed the sale of approximately 90 acres of undeveloped land for $8,968 in cash, before transaction costs (the “Windsor Land Sale”). The land sold is located in Windsor, Connecticut and is part of an approximately 268 acre parcel of undeveloped land that straddles the town line between Windsor and Bloomfield, Connecticut. Under the terms of the Windsor Land Sale, Griffin and the buyer were each required to construct roadways connecting the land parcel sold with existing town roads. Once completed, the roads constructed by the buyer and the road being constructed by Griffin will become new town roads, thereby providing public access to the remaining acreage in Griffin’s land parcel. As a result of Griffin's continuing involvement with the land sold, the Windsor Land Sale is being accounted for under the percentage of completion method. Accordingly, the revenue and pretax gain on the sale are being recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including costs of the required roadwork. Costs included in determining the percentage of completion include the cost of the land sold, allocated master planning costs and the cost of road construction. During the 2017 first quarter and the 2016 first quarter, there were no costs incurred related to the Windsor Land Sale, therefore, there is no related revenue or pretax gain recognized in Griffin’s consolidated statements of operations for either the 2017 first quarter or the 2016 first quarter.

As of February 28, 2017, approximately 99% of the total costs related to the Windsor Land Sale have been incurred; therefore, from the date of the Windsor Land Sale through February 28, 2017, approximately 99% of the total revenue and pretax gain on the sale have been recognized in Griffin’s consolidated statements of operations. The total pretax gain on the Windsor Land Sale is expected to be approximately $6,686 after all revenue is recognized and all costs are incurred. From the time the Windsor Land Sale closed in fiscal 2013 through February 28, 2017, Griffin’s consolidated statements of operations reflected total revenue of $8,864 and a total pretax gain of $6,608 from the Windsor Land Sale. The balance of the revenue and pretax gain on sale will be recognized when the remaining costs are incurred, which is expected to be in the second quarter of fiscal 2017. Deferred revenue on Griffin's consolidated balance sheet as of February 28, 2017 includes $104 related to the Windsor Land Sale that will be recognized as the remaining costs are incurred. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways being constructed, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods.

Real estate assets held for sale consist of:

	Feb. 28, 2017	Nov. 30, 2016
Land	$264	$264
Development costs	2,728	2,728
	$2,992	$2,992

4.    Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	Feb. 28, 2017	Nov. 30, 2016
Variable rate, due October 2, 2017 *	$5,987	$6,034
Variable rate, due February 1, 2019 *	10,237	10,313
Variable rate, due January 27, 2020 *	3,575	3,606
Variable rate, due January 2, 2025 *	20,617	20,744
Variable rate, due May 1, 2026 *	14,103	14,187
Variable rate, due November 17, 2026 *	26,565	26,725
5.09%, due July 1, 2029	6,902	7,001
5.09%, due July 1, 2029	4,836	4,905
4.33%, due August 1, 2030	17,546	17,624
Nonrecourse mortgage loans prior to debt issuance costs	110,368	111,139
Debt issuance costs, net	(1,409)	(1,442)
Nonrecourse mortgage loans, net	$108,959	$109,697

*Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

As of November 30, 2016, Griffin retrospectively applied the provisions of ASU 2015-03, regarding the reclassification of debt issuance costs (see Note 1). As a result of the adoption of ASU 2015-03, Griffin reclassified $1,442 as of November 30, 2016 from other assets to mortgage loans, as reflected in the table above.

On December 10, 2015, Griffin received additional mortgage proceeds of $2,600 (the “Webster Earn-Out”) on the mortgage (the “2015 Webster Mortgage”) obtained by one of its subsidiaries with Webster Bank, N.A. (“Webster”) on  an approximately 280,000 square foot industrial building (“5220 Jaindl”) in the Lehigh Valley of Pennsylvania. The 2015 Webster Mortgage closed on September 1, 2015, at which time initial proceeds of $11,500 (before transaction costs) were received. At the time the 2015 Webster Mortgage closed, Griffin had leased approximately 196,000 square feet of 5220 Jaindl. Griffin received the Webster Earn-Out when the tenant that leased that space exercised its option to lease the balance of the building. Subsequently, on November 17, 2016, Griffin closed on a new nonrecourse mortgage (the “2016 Webster Mortgage”) for $26,725. The 2016 Webster Mortgage refinanced the amount then outstanding under the 2015 Webster Mortgage and is now collateralized by 5220 Jaindl along with an adjacent approximately 252,000 square foot industrial building (“5210 Jaindl”). Griffin received mortgage proceeds of $13,000 (before transaction costs), net of $13,725 used to refinance the 2015 Webster Mortgage. The 2016 Webster Mortgage has a  variable interest rate of the one month LIBOR rate plus 1.70% and is due on November 17, 2026. At the time the 2016 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster that, combined with two existing swap agreements with Webster, effectively fixes the interest rate of the 2016 Webster Mortgage at 3.79% over the mortgage loan’s ten year term.

On December 11, 2015, Griffin received additional mortgage proceeds of $1,850 (the “KeyBank Earn-Out”) on the mortgage (the “2025 KeyBank Mortgage”) obtained by two of its subsidiaries with KeyBank, N.A.  (“KeyBank”), formerly First Niagara Bank, on its properties at 4270 Fritch Drive (“4270 Fritch”) and 4275 Fritch Drive (“4275 Fritch”) in the Lehigh Valley of Pennsylvania. The 2025 KeyBank Mortgage closed on December 31, 2014, at which time initial proceeds of $10,891 (before transaction costs) were received, in addition to $8,859 used to refinance the existing mortgage on 4275 Fritch with KeyBank. The 2025 KeyBank Mortgage is collateralized by 4270 Fritch, an approximately 303,000 square foot industrial/warehouse building, and 4275 Fritch, an adjacent approximately 228,000 square foot industrial/warehouse building. When the 2025 KeyBank Mortgage closed, approximately 201,000 square feet of 4270 Fritch was leased. The KeyBank Earn-Out was subsequently received by Griffin when the remaining vacant space of approximately 102,000 square feet was leased. The 2025 KeyBank Mortgage has a variable interest rate of the one month LIBOR rate plus 1.95% and is due on January 2, 2025. At the time the KeyBank Earn-Out was received, Griffin entered into an interest rate swap agreement with KeyBank that, when combined with two existing swap agreements with KeyBank, effectively fixes the interest rate on the 2025 KeyBank Mortgage at 4.39% over the remainder of the mortgage loan’s ten year term.

As of February 28, 2017, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of February 28, 2017 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2017 first quarter, Griffin recognized a net gain, included in other comprehensive income, before taxes of $671 on its interest rate swap agreements. In the 2016 first quarter, Griffin recognized a net loss, included in other comprehensive loss, before taxes of $1,474 on its interest rate swap agreements. As of February 28, 2017,  $1,030 was expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense. As of February 28, 2017, the net fair value of Griffin’s interest rate swap agreements was $1,014, with $391 included in other assets and $1,405 included in other liabilities on Griffin’s consolidated balance sheet.

On March 15, 2017, a subsidiary of Griffin closed on a new $12,000 nonrecourse mortgage with People’s United Bank, N.A. (“PUB”) (the “2017 PUB Mortgage”). The 2017 PUB Mortgage is collateralized by two industrial/warehouse buildings in New England Tradeport, Griffin’s industrial park located in Windsor and East Granby, Connecticut. The 2017 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2017 PUB Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2017 PUB Mortgage closed, Griffin also entered into an interest rate swap agreement with PUB for a notional principal amount of $12,000 at inception to effectively fix the interest rate at 4.45% for its full term. Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of two buildings that collateralizes the 2017 PUB Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2019.

5.     Revolving Credit Agreement

Griffin has a $15,000 revolving credit line with Webster (the “Webster Credit Line”) that expires July 31, 2018. Griffin has the option to further extend the term of the Webster Credit Line for an additional year, provided there is no default at the time such extension is requested. Interest on borrowings under the Webster Credit Line is at the one month LIBOR rate plus 2.75%.

The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. The Webster Credit Line secures certain unused standby letters of credit aggregating $1,827 that are related to Griffin's development activities.

6.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended
	Feb. 28, 2017	Feb. 29, 2016
Net loss	$(939)	$(335)

Weighted average shares outstanding for computation of basic per share results	5,040,000	5,153,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	—
Adjusted weighted average shares for computation of diluted per share results	5,040,000	5,153,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the 2017 first quarter and the 2016 first quarter would have been 23,000 and 1,000, respectively.

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”). Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at an exercise price not less than fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin's stock options is solely based upon service requirements and does not contain market or performance conditions.

Stock options issued will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at February 28, 2017 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to Griffin employees:

For the Three Months Ended
	Feb. 28, 2017		Feb. 29, 2016
		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date
Employees	5,000	$11.13	-	$-

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted in the 2017 first quarter were as follows:

	For the Three Months Ended
	Feb. 28, 2017	Feb. 29, 2016
Expected volatility	32.7%	—
Risk free interest rates	2.1%	—
Expected option term (in years)	7.5	—
Annual dividend yield	0.9%	—

Number of option holders at February 28, 2017	32

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended
	Feb. 28, 2017	Feb. 29, 2016
Net compensation expense	$82	$71

Net related tax benefit	$20	$12

For all periods presented, the forfeiture rate for directors was 0%, forfeiture rates for executives ranged from 17.9% to 22.6% and forfeiture rates for employees ranged from 38.3% to 41.1%. These rates were utilized based on the historical activity of the grantees.

As of February 28, 2017, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2017	$243
Fiscal 2018	$296
Fiscal 2019	$215
Fiscal 2020	$113
Fiscal 2021	$33
Fiscal 2022	$1

A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

	For the Three Months Ended
	February 28, 2017		February 29, 2016
		Weighted		Weighted
		Avg.		Avg.
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	324,546	$29.23	225,727	$30.47
Granted	5,000	$30.81	—	$—
Outstanding at end of period	329,546	$29.25	225,727	$30.47

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	February 28, 2017	Exercise Price	(in years)	Value
$23.00 - $28.00	124,793	$26.67	8.7	$547
$28.00 - $32.00	121,678	$28.99	4.5	252
$32.00 - $39.00	83,075	$33.52	1.6	—
	329,546	$29.25	5.4	$799

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	For the Three Months Ended Feb. 28, 2017
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2016	$(1,062)	$13	$(1,049)
Other comprehensive income before reclassifications	204	127	331
Amounts reclassified	209	—	209
Net activity for other comprehensive loss	413	127	540
Balance February 28, 2017	$(649)	$140	$(509)

	For the Three Months Ended Feb. 29, 2016
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2015	$(1,744)	$659	$(1,085)
Other comprehensive loss before reclassifications	(1,141)	(256)	(1,397)
Amounts reclassified	213	—	213
Net activity for other comprehensive loss	(928)	(256)	(1,184)
Balance February 29, 2016	$(2,672)	$403	$(2,269)

The components of other comprehensive loss are as follows:

	For the Three Months Ended
	February 28, 2017			February 29, 2016
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassifications included in net loss:
Loss on cash flow hedges (interest expense)	$339	$(130)	$209	$338	$(125)	$213
Total reclassifications included in net loss	339	(130)	209	338	(125)	213

Mark to market adjustment on Centaur Media for a decrease in the foreign currency exchange rate	(12)	4	(8)	(128)	45	(83)
Mark to market adjustment on Centaur Media for an increase (decrease) in fair value	207	(72)	135	(265)	92	(173)
Increase (decrease) in fair value adjustments on Griffin’s cash flow hedges	332	(128)	204	(1,812)	671	(1,141)

Total change in other comprehensive income (loss)	527	(196)	331	(2,205)	808	(1,397)

Other comprehensive income (loss)	$866	$(326)	$540	$(1,867)	$683	$(1,184)

Stock Repurchases

In fiscal 2016, Griffin’s Board of Directors authorized a stock repurchase program whereby, starting on May 11, 2016, Griffin could repurchase up to $5,000 of its outstanding common stock over a twelve month period in privately negotiated transactions. The repurchase program expires on May 10, 2017. The stock repurchase program does not obligate Griffin to repurchase any specific amount of common stock and may be suspended at any time at management’s discretion. In the 2017 first quarter, Griffin repurchased 47,173 shares of its outstanding common stock for approximately $1,474, including 28,000 shares for $880 on February 27, 2017 that was paid for subsequent to February 28, 2017. In fiscal 2016, Griffin repurchased a total of 105,000 shares of its outstanding common stock under this program for $3,354. As of February 28, 2017, under the stock repurchase program in place, Griffin was authorized to purchase an additional $172 of its outstanding common stock.

Cash Dividend

Griffin did not declare a cash dividend in the 2017 or 2016 first quarters. During the 2017 first quarter, Griffin paid $1,514 for the cash dividend declared in the 2016 fourth quarter. During the 2016 first quarter, Griffin paid $1,546 for the cash dividend declared in the 2015 fourth quarter.

7.    Supplemental Financial Statement Information

Available-for-Sale Securities

As of February 28, 2017, Griffin held 1,952,462 shares of common stock in Centaur Media plc (“Centaur Media”). Griffin's investment in the common stock of Centaur Media is accounted for as an available-for-sale security under ASC 320, “Investments – Debt and Equity Securities.” Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive loss (see Note 6). Griffin did not sell any of its Centaur Media common stock in the 2017 or 2016 first quarters. Griffin’s investment in Centaur Media is included in other assets on Griffin’s consolidated balance sheet as detailed below.

The fair value, cost and unrealized gain of Griffin’s investment in Centaur Media are as follows:

	Feb. 28, 2017	Nov. 30, 2016
Fair value	$1,172	$977
Cost	1,014	1,014
Unrealized gain (loss)	$158	$(37)

Other Assets

Griffin's other assets are comprised of the following:

	Feb. 28, 2017	Nov. 30, 2016
Deferred leasing costs	$4,946	$4,746
Deferred rent receivable	4,570	4,474
Prepaid expenses	1,984	2,333
Lease receivables from tenants	1,528	369
Available-for-sale securities	1,172	977
Mortgage escrows	759	717
Deposits and other expenditures related to potential real estate acquisitions	619	497
Interest rate swap assets	391	207
Property and equipment, net	268	280
Intangible assets, net	240	247
Deferred financing costs related to Webster Credit Line	100	117
Other	189	199
Total other assets	$16,766	$15,163

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	Feb. 28, 2017	Nov. 30, 2016
Accrued construction costs and retainage	$1,170	$1,252
Trade payables	1,342	1,060
Accrued liability for common stock repurchased	880	—
Accrued lease commissions	604	487
Accrued interest payable	407	390
Accrued salaries, wages and other compensation	258	725
Other	99	226
Total accounts payable and accrued liabilities	$4,760	$4,140

Other Liabilities

Griffin's other liabilities are comprised of the following:

	Feb. 28, 2017	Nov. 30, 2016
Deferred compensation plan	$4,603	$4,334
Interest rate swap liabilities	1,405	1,892
Prepaid rent from tenants	911	938
Security deposits of tenants	739	413
Conditional asset retirement obligations	288	288
Other	81	78
Total other liabilities	$8,027	$7,943

Supplemental Cash Flow Information

An increase of $195 in the 2017 first quarter and a decrease of $393 in the 2016 first quarter in Griffin’s investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Accounts payable and accrued liabilities related to additions to real estate assets decreased by $82 in the 2017 first quarter and increased by $588 in the 2016 first quarter.

Interest payments were as follows:

For the Three Months Ended
Feb. 28, 2017	Feb. 29, 2016
$1,232	$1,111

Income Taxes

Griffin’s effective income tax benefit rate was 32.4% for the 2017 first quarter as compared to an income tax provision rate of 19.6% for the 2016 first quarter.  The effective tax benefit rate for the 2017 first quarter reflected the federal statutory income tax rate adjusted for the effects of permanent differences and state income taxes. The effective tax rate in the 2017 first quarter is based on management’s projections of pretax results for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change. The income tax provision for the 2016 first quarter included a charge of approximately $157 for the effect of a change in Connecticut tax law, effective for Griffin in fiscal 2016, whereby the future usage of state net operating loss carryforwards is limited to 50% of taxable income. Therefore, in the 2016 first quarter, Griffin decreased its expected realization of the tax benefit related to its Connecticut state net operating loss carryforwards.

8.    Commitments and Contingencies

As of February 28, 2017, Griffin had committed purchase obligations of approximately $2,516, principally related to the development of Griffin’s real estate assets.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 280 acres of land for approximately $7,700.  The buyer may extend the option period for up to three years upon payment of additional option fees. In the 2017 first quarter, the buyer paid $80 of additional option fees to extend their option period through January 2018.  The land subject to the Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require changes in the use of the land and obtaining local and state approvals for that planned use. There is no guarantee that the sale of land as contemplated under the Option Agreement will be completed under its current terms, or at all.

On March 23, 2016, Griffin entered into an Agreement of Sale and Purchase (the “East Allen Purchase Agreement”) to acquire, for a purchase price of $6,200, an approximately 31 acre site in East Allen Township, Northampton County, Pennsylvania for development of an industrial/warehouse building. Subsequently, Griffin exercised its right to terminate the East Allen Purchase Agreement based on its due diligence findings. After the East Allen Purchase Agreement was terminated, Griffin continued negotiations with the seller to reach a new agreement. Subsequent to the end of the 2017 first quarter, Griffin agreed to terms to acquire this site for a purchase price of $5,600. Closing of this land acquisition is subject to completion of a definitive purchase agreement. There is no guarantee that this acquisition will be completed under the current terms, or at all.

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

Under its $5,000 stock repurchase program, as of February 28, 2017, Griffin has repurchased  152,173 shares of its outstanding common stock for approximately $4,828,  resulting in approximately $172 remaining for additional stock repurchases under the current repurchase program. The program to repurchase common stock expires on May 10, 2017, does not obligate Griffin to repurchase any specific number of shares, and may be suspended at any time at management’s discretion (see Note 6).

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to Griffin's consolidated financial position, results of operations or cash flows.

9.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after February 28, 2017, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended February 28, 2017, other than the disclosures herein.

See Note 4 for disclosure of the subsequent event related to the closing on a nonrecourse mortgage loan on March 15, 2017.

On March 23, 2017, Griffin received approximately $3,500 of cash, after transaction costs, from the fiscal 2016 sale of approximately 29 acres of undeveloped land in Griffin Center (the “Griffin Center Land Sale”). The proceeds from the Griffin Center Land Sale were deposited into escrow at the time the sale closed for the potential purchase of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. As a replacement property was not acquired in the time period required under applicable tax code, the sale proceeds were released from escrow and returned to Griffin.

Subsequent to February 28, 2017, the full building tenant in an approximately 100,000 square foot industrial/warehouse building in NE Tradeport filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The effect of the tenant’s filing under Chapter 11 of the U.S. Bankruptcy Code on the lease of Griffin’s industrial/warehouse building, which expires in fiscal 2024, is unclear at this time.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Griffin Industrial Realty, Inc. (“Griffin”) is a real estate business principally engaged in developing, managing and leasing industrial/warehouse properties, and to a lesser extent, office/flex properties. Griffin seeks to add to its property portfolio through the acquisition and development of land or the purchase of buildings. Periodically, Griffin may also sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin’s core development and leasing strategy. The significant accounting policies and methods used in the preparation of Griffin’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of Griffin’s audited consolidated financial statements for its fiscal year ended November 30, 2016 (“fiscal 2016”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 10, 2017.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and the estimated costs to complete required offsite improvements related to land sold. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months ended February 28, 2017 (the “2017 first quarter”) are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2016.

Summary

In the 2017 first quarter, Griffin incurred a net loss of approximately $0.9 million as compared to a net loss of approximately $0.3 million for the three months ended February 29, 2016 (the “2016 first quarter”). Griffin’s higher net loss in the 2017 first quarter, as compared to the 2016 first quarter, reflects an operating loss of approximately $0.1 million in the 2017 first quarter as compared to operating income of approximately $0.8 million in the 2016 first quarter and an approximately $0.2 million increase in interest expense in the 2017 first quarter as compared to the 2016 first quarter, partially offset by an income tax benefit of approximately $0.4 million in the 2017 first quarter as compared to an income tax provision of approximately $0.1 million in the 2016 first quarter.

The operating loss of approximately $0.1 million in the 2017 first quarter as compared to operating income of approximately $0.8 million in the 2016 first quarter reflects increases of approximately $0.7 million in general and administrative expenses and approximately $0.2 million in depreciation and amortization expense. Profit from leasing activities1 (which Griffin defines as rental revenue less operating expenses of rental properties) of approximately $4.5 million in the 2017 first quarter was essentially unchanged from the 2016 first quarter, reflecting increases of approximately $0.3 million in both rental revenue and operating expenses of rental properties in the 2017 first quarter as compared to the 2016 first quarter. The higher general and administrative expenses in the 2017 first quarter, as compared to the 2016 first quarter, principally reflected expenses related to Griffin’s non-qualified deferred compensation plan. The higher depreciation and amortization expense in the 2017 first quarter, as compared to the 2016 first quarter, principally reflected depreciation expense related to 5210 Jaindl Boulevard (“5210 Jaindl”), an approximately 252,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania that was completed and placed in service in the third quarter of fiscal 2016.

1 Profit from leasing activities is not a financial measure in conformity with U.S. GAAP.  It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

The higher interest expense in the 2017 first quarter, as compared to the 2016 first quarter, principally reflects less interest capitalized in the 2017 first quarter than in the 2016 first quarter and the higher amount of mortgage loans outstanding in the 2017 first quarter as compared to the 2016 first quarter. The income tax benefit in the 2017 first quarter as compared to income tax expense in the 2016 first quarter reflects the higher pretax loss incurred in the 2017 first quarter and the 2016 first quarter including income tax expense for the reduction of the value of certain deferred tax assets as a result of changes in Connecticut tax law.

Results of Operations

2017 First Quarter Compared to 2016 First Quarter

Each of total revenue and rental revenue was approximately $7.0 million in the 2017 first quarter as compared to approximately $6.7 million in the 2016 first quarter. There was no revenue from property sales in the 2017 and 2016 first quarters. The approximately $0.3 million increase in rental revenue in the 2017 first quarter over the 2016 first quarter was principally due to an increase of approximately $0.4 million in rental revenue from a net increase in space leased in Griffin’s buildings in the 2017 first quarter as compared to the 2016 first quarter, partially offset by a decrease of approximately $0.1 million of rental revenue from the lease of the production nursery in Quincy, Florida (the “Florida Farm”). The increase in rental revenue from the net increase in space leased in Griffin’s buildings in the 2017 first quarter as compared to the 2016 first quarter reflects: (a) an increase of approximately $0.3 million from leasing space in 5210 Jaindl; (b) an increase of approximately $0.3 million from leasing previously vacant space; and (c) an increase of approximately $0.1 million from tenant reimbursements and all other rental revenue from Griffin’s buildings; partially offset by (d) a decrease of approximately $0.3 million from leases that expired.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Square
	Square	Footage	Percentage
	Footage	Leased	Leased
As of February 29, 2016	3,045,000	2,807,000	92%
As of November 30, 2016	3,297,000	3,066,000	93%
As of February 28, 2017	3,297,000	3,170,000	96%

The increase of approximately 252,000 square feet in Griffin’s total square footage as of February 28, 2017 and November 30, 2016, as compared to February 29, 2016, reflects the addition of 5210 Jaindl to Griffin’s portfolio of buildings in the third quarter of fiscal 2016. 5210 Jaindl is the second of two such buildings on an approximately 50 acre parcel of land known as Lehigh Valley Tradeport II. Griffin now has five fully leased industrial/warehouse buildings in the Lehigh Valley aggregating approximately 1,183,000 square feet.

The net increase of approximately 103,000 square feet in space leased as of February 28, 2017, as compared to November 30, 2016, reflects two new leases of industrial/warehouse space in New England Tradeport (“NE Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut. As of February 28, 2017, Griffin’s approximately 2,864,000 square feet of industrial/warehouse square space, which comprises approximately 87% of Griffin’s total square footage, was essentially fully leased. Griffin’s office/flex buildings, aggregating approximately 433,000 square feet, were approximately 74% leased as of February 28, 2017 and November 30, 2016. Certain of the new leases signed in the latter part of fiscal 2016 and the 2017 first quarter had not begun as of February 28, 2017 or were in place for only a portion of the 2017 first quarter. Had rental revenue from those new leases been reflected for the entire 2017 first quarter, rental revenue would have been approximately $0.5 million higher than the amount reflected in the 2017 first quarter consolidated statement of operations.

All of Griffin’s Connecticut properties are in the north submarket of Hartford. In the 2017 first quarter, the industrial/warehouse real estate market where Griffin’s Connecticut industrial/warehouse properties are located remained active, while the real estate market for office/flex space where Griffin’s Connecticut office/flex properties are located remained soft. Leasing activity in the Lehigh Valley was strong in the 2017 first quarter, as the reported overall vacancy rate in that market continues to remain low. There is no guarantee that an active or strong real estate market or an increase in inquiries from prospective tenants will result in leasing space that was vacant as of February 28, 2017.

Griffin did not close on any property sales in the 2017 and 2016 first quarters. As of February 28, 2017 there remains on Griffin’s consolidated balance sheet deferred revenue of approximately $0.1 million from the fiscal 2013 sale of approximately 90 acres of undeveloped land (the “Windsor Land Sale”) for approximately $9.0 million. Under the terms of the Windsor Land Sale, Griffin is required to construct roadways that will connect the land sold to existing town roadways. Accordingly, because of Griffin’s continuing involvement with the land that was sold, the Windsor Land Sale is being accounted for under the percentage of completion method. From the closing of the Windsor Land Sale in fiscal 2013 through February 28, 2017, Griffin has recognized approximately $8.9 million of revenue from the Windsor Land Sale. The balance of the revenue from the Windsor Land Sale, will be recognized as the remaining costs of the required roadway construction are incurred, which is expected to be in the fiscal 2017 second quarter. While management has used its best estimates, based on industry knowledge and experience, in projecting the total costs of the required roadways being constructed, increases or decreases in future costs as compared with current estimated amounts would reduce or increase the gain recognized in future periods. Property sales occur periodically and changes in revenue from year to year from those transactions may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased to approximately $2.5 million in the 2017 first quarter from approximately $2.2 million in the 2016 first quarter. The increase of approximately $0.3 million in operating expenses of rental properties in the 2017 first quarter, as compared to the 2016 first quarter, principally reflects approximately $0.2 million of expenses at 5210 Jaindl, which was placed in service in the fiscal 2016 third quarter, and an increase of approximately $0.1 million in operating expenses across all other properties, due principally to higher snow removal expenses in the 2017 first quarter as compared to the 2016 first quarter.

Depreciation and amortization expense increased to approximately $2.3 million in the 2017 first quarter from approximately $2.1 million in the 2016 first quarter. The increase of approximately $0.2 million in depreciation and amortization expense in the 2017 first quarter, as compared to the 2016 first quarter, reflects depreciation expense of approximately $0.2 million related to 5210 Jaindl.

Griffin’s general and administrative expenses increased to approximately $2.2 million in the 2017 first quarter from approximately $1.6 million in the 2016 first quarter. The increase of approximately $0.6 million in general and administrative expenses in the 2017 first quarter, as compared to the 2016 first quarter, principally reflects an increase of approximately $0.5 million of expense related to Griffin’s non-qualified deferred compensation plan and approximately $0.1 million in all other general and administrative expenses. The higher expense related to Griffin’s non-qualified deferred compensation plan reflects the increase in the non-qualified deferred compensation plan liability in the 2017 first quarter as a result of the effect of the higher stock market performance on participant balances in the 2017 first quarter, as compared to the decrease in the non-qualified deferred compensation plan liability in the 2016 first quarter that resulted from the effect of lower stock market performance on participant balances in the 2016 first quarter.

Griffin’s interest expense increased to approximately $1.3 million in the 2017 first quarter from approximately $1.1 million in the 2016 first quarter. The increase of approximately $0.2 million in interest expense in the 2017 first quarter, as compared to the 2016 first quarter, principally reflects approximately $0.1 million less interest capitalized in the 2017 first quarter than in the 2016 first quarter and interest expense of approximately $0.1 million on a nonrecourse mortgage loan that closed in the fiscal 2016 fourth quarter.

Griffin’s income tax benefit was approximately $0.4 million in the 2017 first quarter as compared to an income tax provision of approximately $0.1 million in the 2016 first quarter. The income tax benefit in the 2017 first quarter reflects the pretax loss of approximately $1.4 million incurred in the 2017 first quarter. The income tax provision in the 2016 first quarter reflects income tax expense of approximately $0.2 million from the reduction of the expected realization rate of tax benefits on Connecticut net operating loss carryforwards, partially offset by a tax benefit of approximately $0.1 million on the pretax loss of approximately $0.3 million incurred in the 2016 first quarter. The reduction of the expected realization rate of tax benefits on Connecticut net operating loss in the 2016 first quarter was a result of a change in Connecticut tax law, effective for Griffin in fiscal 2016, that limits future usage of loss carryforwards to 50% of future taxable income.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $1.0 million in the 2017 first quarter as compared to approximately $1.7 million in the 2016 first quarter. The approximately $0.7 million decrease in net cash provided by operating activities in the 2017 first quarter, as compared to the 2016 first quarter, principally reflects a decrease of approximately $0.9 million of cash from operating results as adjusted for noncash expenses and credits, partially offset by a net increase in cash of approximately $0.2 million from changes in assets and liabilities in the 2017 first quarter as compared to the 2016 first quarter.

The net increase in cash from changes in assets and liabilities in the 2017 first quarter, as compared to the 2016 first quarter, principally reflects favorable changes in both deferred revenue and other liabilities of approximately $1.1 million and $0.8 million, respectively, in the 2017 first quarter as compared to the 2016  first quarter, partially offset by unfavorable changes in both other assets and accounts payable and accrued liabilities of approximately $1.3 million and $0.4 million, respectively, in the 2017 first quarter as compared to the 2016  first quarter. The favorable change in deferred revenue in the 2017 first quarter principally reflects cash received from tenants for tenant and building improvements that will be recognized as rental revenue over the tenants’ respective lease terms. The favorable change in other liabilities in the 2017 first quarter principally reflects the increase of Griffin’s non-qualified deferred compensation plan liability, reflected in general and administrative expenses, as a result of the increase in participant balances in the 2017 first quarter. The unfavorable change in other assets in the 2017 first quarter reflects an increase in receivables related to leases, and the unfavorable change in accounts payable and accrued liabilities in the 2017 first quarter reflects the reduction of accounts payable and accrued liabilities due to the timing of payments.

Net cash used in investing activities was approximately $2.6 million in the 2017 first quarter as compared to approximately $2.4 million in the 2016 first quarter. The net cash used in investing activities in the 2017 first quarter reflects cash payments of approximately $2.2 million for additions to real estate assets and approximately $0.3 million for deferred leasing costs and other uses. The cash payments for additions to real estate assets in the 2017 first quarter were for tenant and building improvements related to new leases signed in the latter part of fiscal 2016 and the 2017 first quarter. Cash payments in the 2017 first quarter for deferred leasing costs and other uses principally reflected lease commissions paid to real estate brokers for new leases.

The net cash of approximately $2.4 million used in investing activities in the 2016 first quarter reflected cash payments of approximately $1.9 million for additions to real estate assets and approximately $0.4 million for deferred leasing costs and other uses.

Cash payments for additions to real estate assets in the 2016 first quarter reflect the following:

Tenant and building improvements related to leasing	$1.1 million
New building construction (including site work)	$0.7 million
Development costs and infrastructure improvements	$0.1 million

Cash payments in the 2016 first quarter for tenant and building improvements principally were related to leases completed in the latter part of fiscal 2015. The 2016 first quarter payments for new building construction, including site work, were for the construction, on speculation, of 5210 Jaindl, which was completed in the fiscal 2016 third quarter and fully leased in fiscal 2016. Cash payments in the 2016 first quarter for deferred leasing costs and other uses principally reflected lease commissions paid to real estate brokers for new leases.

Net cash used in financing activities was approximately $2.9 million in the 2017 first quarter as compared to net cash provided by financing activities of approximately $2.2 million in the 2016 first quarter. The net cash used in financing activities in the 2017 first quarter reflected: (a) a payment of approximately $1.5 million for a dividend on Griffin’s common stock that was declared in the fiscal 2016 fourth quarter and paid in the 2017 first quarter; (b) approximately $0.8 million of recurring principal payments on mortgage loans; and (c) approximately $0.6 million paid for the repurchase of common stock (see below). The net cash provided by financing activities in the 2016 first quarter reflected approximately $4.4 million of mortgage proceeds, partially offset by: (a) a payment of approximately $1.5 million for a dividend on Griffin’s common stock that was declared in the fiscal 2015 fourth quarter and paid in the 2016 first quarter; (b) approximately $0.6 million of recurring principal payments on mortgage loans; and (c) approximately $0.1 million of payments for debt issuance costs.

The mortgage proceeds included in the 2016 first quarter reflected $2.6 million (the “Webster Earn-Out”) of additional proceeds on a mortgage (the “2015 Webster Mortgage”) entered into by one of Griffin’s subsidiaries with Webster Bank, N.A. (“Webster”) on an approximately 280,000 square foot industrial building (“5220 Jaindl”) in the Lehigh Valley of Pennsylvania. The 2015 Webster Mortgage closed in the fiscal 2015 fourth quarter at which time the initial mortgage proceeds of $11.5 million were received. Griffin received the Webster Earn-Out when certain leasing targets as per the terms of the 2015 Webster Mortgage were met. Also in the 2016 first quarter, Griffin received additional mortgage proceeds of approximately $1.9 million (the “KeyBank Earn-Out”) on the mortgage (the “2025 KeyBank Mortgage”) obtained by two of its subsidiaries with KeyBank, N.A. (“KeyBank”), formerly First Niagara Bank, on its properties at 4270 Fritch Drive (“4270 Fritch”) and 4275 Fritch Drive (“4275 Fritch”) in the Lehigh Valley of Pennsylvania. The 2025 KeyBank Mortgage closed in the fiscal 2015 first quarter, at which time initial mortgage proceeds of approximately $10.9 million (net of approximately $8.9 million of mortgage proceeds used to refinance an existing mortgage loan) were received. The KeyBank Earn-Out was received by Griffin when Griffin met certain leasing targets as per the terms of the 2025 KeyBank Mortgage.

Subsequent to the end of the 2017 first quarter, a subsidiary of Griffin closed on a new $12.0 million nonrecourse mortgage with People’s United Bank, N.A. (“PUB”) (the “2017 PUB Mortgage”). The 2017 PUB Mortgage is collateralized by two industrial/warehouse buildings (755 and 759 Rainbow Road) in NE Tradeport. The 2017 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2017 PUB Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2017 PUB Mortgage closed, Griffin also entered into an interest rate swap agreement with PUB to effectively fix the interest rate at 4.45% for the full loan term. In accordance with the terms of the 2017 PUB Mortgage, Griffin entered into a master lease for 759 Rainbow Road that would only become effective if the full building tenant in that building does not renew its lease which is scheduled to expire in 2019.

In fiscal 2016, Griffin’s Board of Directors authorized a stock repurchase program whereby, effective May 11, 2016, Griffin could repurchase up to $5.0 million of its outstanding common stock over a twelve month period in privately negotiated transactions. The repurchase program expires on May 10, 2017. This repurchase program does not obligate Griffin to repurchase any specific amount of stock and may be suspended at any time at management’s discretion. In the 2017 first quarter, Griffin repurchased 47,173 shares of its outstanding common stock for approximately $1.5 million, including 28,000 shares for approximately $0.9 million on February 27, 2017 with payment being made subsequent to the end of the 2017 first quarter. From the start of the current stock repurchase program through February 28, 2017, Griffin has repurchased 152,173 shares of its outstanding common stock for approximately $4.8 million. As of February 28, 2017, Griffin is authorized to purchase up to an additional approximately $0.2 million of its outstanding common stock.

Griffin’s payments (including principal and interest) under contractual obligations as of February 28, 2017 are as follows:

		Due Within	Due From	Due From	Due in More
	Total	One Year	1 - 3 Years	3 - 5 Years	Than 5 Years
	(in millions)
Mortgage Loans	$144.9	$13.8	$27.1	$12.7	$91.3
Revolving Line of Credit	—	—	—	—	—
Operating Lease Obligations	1.2	0.2	0.2	0.2	0.6
Purchase Obligations (1)	2.5	2.5	—	—	—
Other (2)	4.6	—	—	—	4.6
	$153.2	$16.5	$27.3	$12.9	$96.5

(1)	Includes obligations principally related to the development of Griffin’s real estate assets.

(2)	Reflects the liability for Griffin’s non-qualified deferred compensation plan. The timing on the payment of participant balances in the non-qualified deferred compensation plan is not determinable.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 280 acres of land for approximately $7.7 million. The buyer may extend the option period for up to three years upon payment of additional option fees. In the 2017 first quarter, the buyer paid approximately $0.1 million of additional option fees to extend their option period through January 2018. The land subject to the Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the Option Agreement is subject to several significant contingencies, including the approval of supply contracts and obtaining governmental approvals for the planned use of the land. There is no guarantee that the sale of land as contemplated under the Option Agreement will be completed under its current terms, or at all.

On March 23, 2016, Griffin entered into an Agreement of Sale and Purchase (the “East Allen Purchase Agreement”) to acquire, for a purchase price of $6.2 million, an approximately 31 acre site in East Allen Township, Northampton County, Pennsylvania for development of an industrial/warehouse building. Subsequently, Griffin exercised its right to terminate the East Allen Purchase Agreement based on its due diligence findings. After the East Allen Purchase Agreement was terminated, Griffin continued negotiations with the seller to reach a new agreement. Subsequent to the end of the 2017 first quarter, Griffin agreed to terms to acquire this site for a purchase price of $5.6 million. Closing of this land acquisition is subject to completion of a definitive purchase agreement. There is no guarantee that this acquisition will be completed under the current terms, or at all.

On May 4, 2016, Griffin entered into an Agreement of Sale and Purchase, as amended (the “Macungie Purchase Agreement”), to acquire, for a purchase price of $1.8 million, an approximately 14 acre site in Upper Macungie Township, Lehigh County, Pennsylvania for development of an industrial/warehouse building. A closing on the land acquisition contemplated by the Macungie Purchase Agreement is subject to several significant contingencies, including Griffin obtaining all governmental approvals for its planned development of the land that would be acquired. There is no guarantee that either of the land acquisition as contemplated under the Macungie Purchase Agreement will be completed under its current terms, or at all.

On December 23, 2016, Griffin entered into an agreement to sell approximately 67 acres of an approximately 268 acre business park master planned by Griffin that straddles the town line between Windsor and Bloomfield, Connecticut. The purchase price is approximately $10.25 million before transaction costs. Completion of this transaction is subject to a number of factors, including the buyer obtaining all necessary final permits from governmental authorities for its development plans for the site it would acquire and the buyer receiving municipal and state economic development incentives it deems adequate. Under the current terms, Griffin expects to record a material pretax gain on this transaction. There is no guarantee that this transaction will be completed under its current terms, or at all.

On March 23, 2017, Griffin received approximately $3.5 million of cash, after transaction costs, from the fiscal 2016 sale of approximately 29 acres of undeveloped land in Griffin Center (the “Griffin Center Land Sale”). The proceeds from the Griffin Center Land Sale were deposited into escrow at the time the sale closed for the potential purchase of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. As a replacement property was not acquired in the time period required under applicable tax code, the sale proceeds were released from escrow and returned to Griffin.

Griffin is planning the development, on speculation, of an approximately 137,000 square foot industrial/warehouse building (“330 Stone Road”) in NE Tradeport. Griffin has agreed to terms on a lease of approximately 73,000 square feet in 330 Stone Road with a tenant that currently leases approximately 39,000 square feet in one of Griffin’s NE Tradeport industrial/warehouse buildings. Griffin expects to spend approximately $6.5 million for the building shell and related site work for 330 Stone Road.

In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in New England, the Mid-Atlantic states or other geographies to expand the industrial/warehouse portion of its real estate portfolio. Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

As of February 28, 2017, Griffin had cash and cash equivalents of approximately $20.2 million. Management believes that its cash and cash equivalents as of February 28, 2017, cash generated from leasing operations and property sales, proceeds from the Griffin Center Land Sale that were returned from escrow, the loan proceeds from the 2017 PUB Mortgage and borrowing capacity under Griffin’s $15.0 million credit line with Webster will be sufficient to meet its working capital requirements, the construction of 330 Stone Road, other investment in real estate assets, repurchases of its common stock under the stock repurchase program adopted in the fiscal 2016 second quarter, and the payment of dividends on its common stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, Griffin’s expectations regarding the leasing of currently vacant space; the cost of construction and expected completion date of 330 Stone Road; completion of the acquisition of undeveloped land in Upper Macungie Township; completion of a new agreement to acquire land in East Allen Township; completion of the sale of approximately 67 acres of undeveloped land in Phoenix Crossing; completion of the sale of approximately 280 acres of undeveloped land in Simsbury; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional facilities; future repurchases of common stock under Griffin’s stock repurchase program; anticipated gains from property sales, including the Windsor Land Sale and the sale of approximately 67 acres of an approximately 268 acre business park that straddles the town line between Windsor and Bloomfield, Connecticut; Griffin’s anticipated future liquidity and capital expenditures; and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies and other important factors, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016 filed with the Securities and Exchange Commission on February 10, 2017.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of February 28, 2017, Griffin had several nonrecourse mortgage loans aggregating approximately $81.1 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements to effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of February 28, 2017.

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

PART II    OTHER INFORMATION

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

December 1, 2016 – December 31, 2016	-	-	-	-
January 1, 2017 – January 31, 2017	19,173	$31.02	19,173	$1,051,404
February 1, 2017 – February 28, 2017	28,000	$31.42	28,000	$171,644

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

ITEM 6.     EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.2	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.3	5/13/15
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/02
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	6/1/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.37	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.38	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.39	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.40	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.41†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston. J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.44	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.45	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.46	First Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.46	7/8/16
10.47	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.48	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.49	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.50	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.51	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.52†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017					*
10.53	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017					*
10.54	$12,000,000 Promissory Note dated March 15, 2017					*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: April 7, 2017	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: April 7, 2017	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer