Form 10-Q
period 2017-05-31
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2017-07-07
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2017

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

______________________________________________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at June 30, 2017:  5,000,535

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	May 31, 2017	Nov. 30, 2016
ASSETS
Real estate assets at cost, net	$171,219	$172,260
Real estate held for sale	2,711	2,992
Cash and cash equivalents	32,144	24,689
Deferred income taxes	2,865	4,984
Proceeds held in escrow	9,710	3,535
Other assets	16,362	15,163
Total assets	$235,011	$223,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$119,970	$109,697
Deferred revenue	10,142	9,526
Accounts payable and accrued liabilities	2,556	4,140
Dividend payable	—	1,514
Other liabilities	9,062	7,943
Total liabilities	141,730	132,820
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,541,029 shares issued and 5,000,535 and 5,047,708 shares outstanding, respectively	55	55
Additional paid-in capital	108,608	108,438
Retained earnings	3,967	179
Accumulated other comprehensive loss, net of tax	(1,055)	(1,049)
Treasury stock, at cost, 540,494 and 493,321 shares, respectively	(18,294)	(16,820)
Total stockholders' equity	93,281	90,803
Total liabilities and stockholders' equity	$235,011	$223,623

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Rental revenue	$7,332	$6,802	$14,311	$13,484
Revenue from property sales	10,755	(278)	10,755	(278)
Total revenue	18,087	6,524	25,066	13,206

Operating expenses of rental properties	2,204	1,992	4,689	4,158
Depreciation and amortization expense	2,386	2,169	4,736	4,314
Costs related to property sales	2,660	—	2,660	—
General and administrative expenses	2,166	2,093	4,396	3,660
Total expenses	9,416	6,254	16,481	12,132

Operating income	8,671	270	8,585	1,074

Interest expense	(1,444)	(1,062)	(2,757)	(2,153)
Gain on sale of assets	—	122	—	122
Investment income	53	55	62	62
Income (loss) before income tax (provision) benefit	7,280	(615)	5,890	(895)
Income tax (provision) benefit	(2,553)	236	(2,102)	181
Net income (loss)	$4,727	$(379)	$3,788	$(714)

Basic net income (loss) per common share	$0.95	$(0.07)	$0.75	$(0.14)

Diluted net income (loss) per common share	$0.94	$(0.07)	$0.75	$(0.14)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net income (loss)	$4,727	$(379)	$3,788	$(714)

Other comprehensive income (loss), net of tax:
Reclassifications included in net income (loss)	218	214	427	427
Increase (decrease) in fair value of Centaur Media plc	65	(83)	192	(339)
Unrealized (loss) gain on cash flow hedges	(829)	26	(625)	(1,115)
Total other comprehensive (loss) income, net of tax	(546)	157	(6)	(1,027)
Total comprehensive income (loss)	$4,181	$(222)	$3,782	$(1,741)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended May 31, 2017 and May 31, 2016

(dollars in thousands)

(unaudited)

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Loss	Stock	Total
Balance at November 30, 2015	5,541,029	$55	$108,188	$1,117	$(1,085)	$(13,466)	$94,809
Stock-based compensation	—	—	114	—	—	—	114
Repurchase of common stock	—	—	—	—	—	(1,951)	(1,951)
Net loss	—	—	—	(714)	—	—	(714)
Total other comprehensive loss, net of tax	—	—	—	—	(1,027)	—	(1,027)
Balance at May 31, 2016	5,541,029	$55	$108,302	$403	$(2,112)	$(15,417)	$91,231

Balance at November 30, 2016	5,541,029	$55	$108,438	$179	$(1,049)	$(16,820)	$90,803
Stock-based compensation	—	—	170	—	—	—	170
Repurchase of common stock	—	—	—	—	—	(1,474)	(1,474)
Net income	—	—	—	3,788	—	—	3,788
Total other comprehensive loss, net of tax	—	—	—	—	(6)	—	(6)
Balance at May 31, 2017	5,541,029	$55	$108,608	$3,967	$(1,055)	$(18,294)	$93,281

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended
	May 31, 2017	May 31, 2016
Operating activities:
Net income (loss)	$3,788	$(714)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sales of properties	(8,095)	278
Depreciation and amortization	4,736	4,314
Deferred income taxes	2,102	(181)
Stock-based compensation expense	170	114
Amortization of debt issuance costs	134	102
Gain on sale of assets	—	(122)
Changes in assets and liabilities:
Other assets	(991)	348
Accounts payable and accrued liabilities	(923)	(116)
Deferred revenue	720	(1,233)
Other liabilities	913	73
Net cash provided by operating activities	2,554	2,863

Investing activities:
Proceeds from sales of properties, net of expenses	10,086	—
Proceeds from property sales deposited in escrow, net	(6,175)	—
Additions to real estate assets	(5,322)	(8,393)
Deferred leasing costs and other	(874)	(550)
Net cash used in investing activities	(2,285)	(8,943)

Financing activities:
Proceeds from mortgage loans	12,000	18,800
Payments on mortgage loans	(1,604)	(8,699)
Dividends paid to stockholders	(1,514)	(1,546)
Repurchase of common stock	(1,474)	—
Payment of debt issuance costs	(222)	(225)
Mortgage proceeds returned from escrow	—	600
Net cash provided by financing activities	7,186	8,930
Net increase in cash and cash equivalents	7,455	2,850
Cash and cash equivalents at beginning of period	24,689	18,271
Cash and cash equivalents at end of period	$32,144	$21,121

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

Griffin Industrial Realty, Inc. ("Griffin") is a real estate business principally engaged in developing, managing and leasing industrial/warehouse properties and, to a lesser extent, office/flex properties. Griffin also seeks to add to its property portfolio through the acquisition and development of land or purchase of buildings. Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin's core development and leasing strategy. These financial statements have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and in accordance with the accounting policies stated in Griffin’s audited consolidated financial statements for the fiscal year ended November 30, 2016 (“fiscal 2016”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 10, 2017. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of November 30, 2016 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As of May 31, 2017, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposure. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the three months ended May 31, 2017 (the “2017 second quarter”) and the six months ended May 31, 2017 (the “2017 six month period”) are not necessarily indicative of the results to be expected for the full year. The three months and six months ended May 31, 2016 are referred to herein as the “2016 second quarter” and “2016 six month period,” respectively. Certain amounts from the 2016 second quarter and 2016 six month period have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation:  Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. This update requires modification only if the fair value, vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This Update will become effective for Griffin in fiscal 2018. Early adoption is allowed and the Update will be applied on a prospective basis. The adoption of ASU No. 2017-09 is not expected to have a material impact on Griffin’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This Update addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This Update will become effective for Griffin in fiscal 2018. Early adoption is allowed, but all of the guidance must be adopted in the same period. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest,” (“ASU 2015-03”) which requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of the associated debt liability, consistent with debt discounts. This Update must be applied on a retrospective basis and was adopted by Griffin in the fiscal 2016 fourth quarter. The adoption of this guidance required Griffin to reclassify its debt issuance costs on nonrecourse mortgage loans from other assets to mortgage debt on its statement of financial position but did not have an impact on Griffin’s results of operations. The effect of the reclassification on Griffin’s statement of financial position is quantified in Note 4.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This Update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance, and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the Update requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The Update permits the use of either the retrospective or cumulative effect transition method. This Update will be effective for Griffin in fiscal 2019 and early adoption is not permitted. Certain aspects of this new standard may affect revenue recognition of Griffin. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

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

During the 2017 six month period, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	May 31, 2017
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$1,272	$—	$—
Interest rate swap assets	$—	$129	$—
Interest rate swap liabilities	$—	$2,098	$—

	November 30, 2016
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$977	$—	$—
Interest rate swap asset	$—	$207	$—
Interest rate swap liabilities	$—	$1,892	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	May 31, 2017		November 30, 2016
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$32,144	$32,144	$24,689	$24,689
Proceeds held in escrow	1	9,710	9,710	3,535	3,535
Marketable equity securities	1	1,272	1,272	977	977
Interest rate swaps	2	129	129	207	207
Financial liabilities:
Mortgage loans, net of debt issuance costs	2	$119,970	$120,313	$109,697	$111,103
Interest rate swaps	2	2,098	2,098	1,892	1,892

The amounts included in the consolidated financial statements for cash and cash equivalents, proceeds held in escrow, leasing receivables from tenants and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The fair values of the available-for-sale securities are based on quoted market prices. The fair values of the mortgage loans are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Index Swap rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

3.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	May 31, 2017	Nov. 30, 2016
Land		$16,502	$17,895
Land improvements	10 to 30 years	26,936	27,592
Buildings and improvements	10 to 40 years	165,937	164,353
Tenant improvements	Shorter of useful life or terms of related lease	24,705	21,925
Machinery and equipment	3 to 20 years	11,022	11,022
Construction in progress		1,962	1,659
Development costs		14,736	14,615
		261,800	259,061
Accumulated depreciation		(90,581)	(86,801)
		$171,219	$172,260

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Depreciation expense	$2,112	$1,898	$4,207	$3,782

Capitalized interest	$—	$133	$—	$217

On April 28, 2017, Griffin closed on the previously contracted sale of approximately 67 acres (the “2017 Phoenix Crossing Land Sale”) of undeveloped land in Phoenix Crossing, the approximately 268 acre business park master planned by Griffin that straddles the town line between Windsor and Bloomfield, Connecticut. Griffin received cash proceeds of $10,250 before transaction costs and recorded a pretax gain of $7,975 on the 2017 Phoenix Crossing Land Sale. The net cash proceeds of $9,711 from the 2017 Phoenix Crossing Land Sale were placed in escrow for the acquisition of a replacement property as part of a like-kind exchange (“Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, for income tax purposes. Subsequent to May 31, 2017, Griffin completed the Like-Kind Exchange when it closed on the purchase of an approximately 277,000 square foot industrial/warehouse building (the “Building”) in Concord, North Carolina, located in the greater Charlotte area. The Building’s purchase price of $18,600 (before allowances) was paid in cash at closing using the proceeds held in escrow from the 2017 Phoenix Crossing Land Sale with the balance paid from Griffin’s cash on hand (see Note 9).

In fiscal 2013, Griffin completed the sale of approximately 90 acres of undeveloped land in Phoenix Crossing for $8,968 in cash, before transaction costs (the “2013 Phoenix Crossing Land Sale”). Under the terms of the 2013 Phoenix Crossing Land Sale, Griffin was required to complete certain offsite improvements, primarily roadwork. As a result of Griffin's continued involvement with the land sold, the 2013 Phoenix Crossing Land Sale was accounted for under the percentage of completion method. Accordingly, the revenue and pretax gain on the sale were recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including costs of the required roadwork. Costs included in determining the percentage of completion included the cost of the land sold, allocated master planning costs and the cost of road construction. As of May 31, 2017, Griffin had substantially completed the required improvements related to the 2013 Phoenix Crossing Land Sale; accordingly, all of the remaining revenue and pretax gain on the sale have been recognized in Griffin’s consolidated statements of operations. Griffin’s consolidated statements of operations for the 2017 second quarter and 2017 six month period include revenue of $104 and a pretax gain of $66 from the 2013 Phoenix Crossing Land Sale. The consolidated statements of operations for the 2016 second quarter and 2016 six month period reflected a reduction of previously recognized revenue on the 2013 Phoenix Crossing Land Sale that resulted from an increase in the estimated costs to complete the required road improvements made at that time. From the closing of the 2013 Phoenix Crossing Land Sale in fiscal 2013 through May 31, 2017, Griffin’s consolidated statements of operations have reflected total revenue of $8,968 and a total pretax gain of $6,674 from the 2013 Phoenix Crossing Land Sale.

Real estate assets held for sale consist of:

	May 31, 2017	Nov. 30, 2016
Land	$1,283	$264
Land improvements	679	—
Development costs	1,074	2,728
	3,036	2,992
Accumulated depreciation	(325)	—
	$2,711	$2,992

In the 2017 six month period, $1,713 was reclassified from real estate assets to real estate assets held for sale, related to sales agreements currently under contract (see Note 8). Real estate assets held for sale were reduced in the 2017 six month period by $1,994 related to property sales that closed.

4.    Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	May 31, 2017	Nov. 30, 2016
Variable rate, due October 2, 2017 *	$5,940	$6,034
Variable rate, due February 1, 2019 *	10,158	10,313
Variable rate, due January 27, 2020 *	3,543	3,606
Variable rate, due January 2, 2025 *	20,485	20,744
Variable rate, due May 1, 2026 *	14,015	14,187
Variable rate, due November 17, 2026 *	26,404	26,725
Variable rate, due March 1, 2027 *	11,956	—
5.09%, due July 1, 2029	6,801	7,001
5.09%, due July 1, 2029	4,765	4,905
4.33%, due August 1, 2030	17,468	17,624
Nonrecourse mortgage loans prior to debt issuance costs	121,535	111,139
Debt issuance costs, net	(1,565)	(1,442)
Nonrecourse mortgage loans, net	$119,970	$109,697

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

On March 15, 2017, a subsidiary of Griffin closed on a $12,000 nonrecourse mortgage (the “2017 PUB Mortgage”) with People’s United Bank, N.A. (“PUB”). The 2017 PUB Mortgage is collateralized by two industrial/warehouse buildings in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. The 2017 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2017 PUB Mortgage is a variable rate of the one month LIBOR rate plus 1.95%. At the time the 2017 PUB Mortgage closed, Griffin also entered into an interest rate swap agreement with PUB for a notional principal amount of $12,000 at inception to effectively fix the interest rate at 4.45% for its full term. Under the terms of the 2017 PUB Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of two buildings that collateralize the 2017 PUB Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2019. The master lease would be in effect until either the space is re-leased to a new tenant or the due date of the 2017 PUB Mortgage.

On April 26, 2016, Griffin closed on a $14,350 nonrecourse mortgage ("the 2016 PUB Mortgage") with PUB. The 2016 PUB Mortgage refinanced an existing mortgage (the “2009 PUB Mortgage”) with PUB that was due on August 1, 2019 and was collateralized by four industrial/warehouse buildings totaling approximately 240,000 square feet (14, 15, 16 and 40 International Drive) in NE Tradeport. The 2009 PUB Mortgage had a balance of $7,418 at the time of the refinancing and a variable interest rate of the one month LIBOR rate plus 3.08%. At the time Griffin completed the 2009 PUB Mortgage, Griffin entered into an interest rate swap agreement with PUB to effectively fix the rate on the 2009 PUB Mortgage at 6.58% for the term of that loan. The 2016 PUB Mortgage is collateralized by the same four properties that collateralized the 2009 PUB Mortgage along with another approximately 98,000 square foot industrial/warehouse building (35 International Drive) in NE Tradeport. At the closing of the 2016 PUB Mortgage, Griffin received net mortgage proceeds of $6,932 (before transaction costs), which was net of the $7,418 used to repay the 2009 PUB Mortgage. The 2016 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2016 PUB Mortgage is a variable rate of the one month LIBOR rate plus 2.00%. At the time the 2016 PUB Mortgage closed, Griffin entered into another interest rate swap agreement with PUB that, combined with the existing interest rate swap agreement with PUB, effectively fixes the interest rate of the 2016 PUB Mortgage at 4.17% over the loan term. The terms of the 2016 PUB Mortgage require that if either the tenant that leases approximately 58,000 square feet in 40 International Drive or the tenant that leases approximately 40,000 square feet in 14 International Drive does not extend its respective lease when it expires in fiscal 2021, a subsidiary of Griffin will enter into a master lease of the vacated space. The master lease would be guaranteed by

Griffin and be in effect until either the space is re-leased to a new tenant or the due date of the 2016 PUB Mortgage Loan, whichever occurs first.

On December 10, 2015, Griffin received additional mortgage proceeds of $2,600 (the “Webster Earn-Out”) on the mortgage (the “2015 Webster Mortgage”) obtained by one of its subsidiaries with Webster Bank, N.A. (“Webster”) on an approximately 280,000 square foot industrial building at 5220 Jaindl Boulevard (“5220 Jaindl”) in the Lehigh Valley of Pennsylvania. The 2015 Webster Mortgage closed on September 1, 2015, at which time initial proceeds of $11,500 (before transaction costs) were received. At the time the 2015 Webster Mortgage closed, Griffin had leased approximately 196,000 square feet of 5220 Jaindl. Griffin received the Webster Earn-Out when the tenant that leased that space exercised its option to lease the balance of the building. Subsequently, on November 17, 2016, Griffin closed on a new nonrecourse mortgage (the “2016 Webster Mortgage”) for $26,725. The 2016 Webster Mortgage refinanced the amount then outstanding under the 2015 Webster Mortgage and is now collateralized by 5220 Jaindl along with an adjacent approximately 252,000 square foot industrial building. Griffin received mortgage proceeds of $13,000 (before transaction costs), net of $13,725 used to refinance the 2015 Webster Mortgage. The 2016 Webster Mortgage has a variable interest rate of the one month LIBOR rate plus 1.70% and is due on November 17, 2026. At the time the 2016 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster that, combined with two existing swap agreements with Webster, effectively fixes the interest rate of the 2016 Webster Mortgage at 3.79% over the mortgage loan’s ten year term.

On December 11, 2015, Griffin received additional mortgage proceeds of $1,850 (the “KeyBank Earn-Out”) on the mortgage (the “KeyBank Mortgage”) obtained by two of its subsidiaries with KeyBank, N.A. (“KeyBank”), formerly First Niagara Bank, on its properties at 4270 Fritch Drive (“4270 Fritch”) and 4275 Fritch Drive (“4275 Fritch”) in the Lehigh Valley of Pennsylvania. The KeyBank Mortgage closed on December 31, 2014, at which time initial proceeds of $10,891 (before transaction costs) were received, in addition to $8,859 used to refinance the existing mortgage on 4275 Fritch with KeyBank. The KeyBank Mortgage is collateralized by 4270 Fritch, an approximately 303,000 square foot industrial/warehouse building, and 4275 Fritch, an adjacent approximately 228,000 square foot industrial/warehouse building. When the KeyBank Mortgage closed, approximately 201,000 square feet of 4270 Fritch was leased. The KeyBank Earn-Out was subsequently received by Griffin when the remaining vacant space of approximately 102,000 square feet was leased. The KeyBank Mortgage has a variable interest rate of the one month LIBOR rate plus 1.95% and is due on January 2, 2025. At the time the KeyBank Earn-Out was received, Griffin entered into an interest rate swap agreement with KeyBank that, when combined with two existing swap agreements with KeyBank, effectively fixes the interest rate on the KeyBank Mortgage at 4.39% over the remainder of the mortgage loan’s ten year term.

As of May 31, 2017, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of May 31, 2017 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive loss will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2017 and 2016 six month periods, Griffin recognized net losses, included in other comprehensive loss, before taxes of $284 and $1,092 on its interest rate swap agreements. As of May 31, 2017, $1,041 was expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense. As of May 31, 2017, the net fair value of Griffin’s interest rate swap agreements was $1,969, with $129 included in other assets and $2,098 included in other liabilities on Griffin’s consolidated balance sheet.

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

The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. The Webster Credit Line secures certain unused standby letters of credit aggregating $1,723 that are related to Griffin's development activities.

6.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net income (loss)	$4,727	$(379)	$3,788	$(714)

Weighted average shares outstanding for computation of basic per share results	5,001,000	5,150,000	5,020,000	5,151,000
Incremental shares from assumed exercise of Griffin stock options (a)	22,000	—	23,000	—
Adjusted weighted average shares for computation of diluted per share results	5,023,000	5,150,000	5,043,000	5,151,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the 2016 second quarter and 2016 six month period would have been 2,000 for each period.

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

Stock options issued will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at May 31, 2017 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to Griffin employees:

	For the Six Months Ended
	May 31, 2017		May 31, 2016
		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date
Employees	5,000	$11.13	101,450	$7.51 - 11.65
Non-employee directors	6,570	$13.49	8,409	$11.30
	11,570		109,859

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted in the 2017 and 2016 six month periods were as follows:

For the Six Months Ended
	May 31, 2017	May 31, 2016
Expected volatility	32.7 to 39.6%	32.9 to 41.1%
Risk free interest rates	2.1 to 2.2%	1.2 to 1.5%
Expected option term (in years)	7.5 to 8.5	5 to 8.5
Annual dividend yield	0.8 to 0.9%	0.9%

Number of option holders at May 31, 2017	32

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Compensation expense	$88	$43	$170	$114

Related tax benefit	$20	$12	$40	$24

For all periods presented, the forfeiture rate for directors was 0%, forfeiture rates for executives ranged from 17.9% to 22.6% and forfeiture rates for employees ranged from 38.3% to 41.1%. These rates were utilized based on the historical activity of the grantees.

As of May 31, 2017, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2017	$181
Fiscal 2018	$341
Fiscal 2019	$234
Fiscal 2020	$113
Fiscal 2021	$33
Fiscal 2022	$1

A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

	For the Six Months Ended
	May 31, 2017		May 31, 2016
		Weighted		Weighted
		Avg.		Avg.
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	324,546	$29.23	225,727	$30.47
Granted	11,570	$30.59	109,859	$26.83
Forfeited	(2,104)	$38.00	(5,266)	$30.38
Outstanding at end of period	334,012	$29.22	330,320	$29.26

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	May 31, 2017	Exercise Price	(in years)	Value
$23.00 - $28.00	124,793	$26.67	8.4	$552
$28.00 - $32.00	128,248	$29.07	4.6	261
$32.00 - $39.00	80,971	$33.40	1.4	—
	334,012	$29.22	5.3	$813

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	For the Six Months Ended May 31, 2017
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2016	$(1,062)	$13	$(1,049)
Other comprehensive (loss) income before reclassifications	(625)	192	(433)
Amounts reclassified	427	—	427
Net activity for other comprehensive loss	(198)	192	(6)
Balance May 31, 2017	$(1,260)	$205	$(1,055)

	For the Six Months Ended May 31, 2016
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2015	$(1,744)	$659	$(1,085)
Other comprehensive loss before reclassifications	(1,115)	(339)	(1,454)
Amounts reclassified	427	—	427
Net activity for other comprehensive loss	(688)	(339)	(1,027)
Balance May 31, 2016	$(2,432)	$320	$(2,112)

The components of other comprehensive loss are as follows:

	For the Three Months Ended
	May 31, 2017			May 31, 2016
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassifications included in net income (loss):
Loss on cash flow hedges (interest expense)	$342	$(124)	$218	$339	$(125)	$214
Total reclassifications included in net income (loss)	342	(124)	218	339	(125)	214

Mark to market adjustment on Centaur Media for an increase in the foreign currency exchange rate	48	(16)	32	55	(19)	36
Mark to market adjustment on Centaur Media for an increase (decrease) in fair value	52	(19)	33	(183)	64	(119)
(Decrease) increase in fair value adjustments on Griffin’s cash flow hedges	(1,297)	468	(829)	43	(17)	26

Total change in other comprehensive loss	(1,197)	433	(764)	(85)	28	(57)

Other comprehensive (loss) income	$(855)	$309	$(546)	$254	$(97)	$157

	For the Six Months Ended
	May 31, 2017			May 31, 2016
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassifications included in net income (loss):
Loss on cash flow hedges (interest expense)	$681	$(254)	$427	$677	$(250)	$427
Total reclassifications included in net income (loss)	681	(254)	427	677	(250)	427

Mark to market adjustment on Centaur Media for an increase (decrease) in the foreign currency exchange rate	36	(12)	24	(73)	26	(47)
Mark to market adjustment on Centaur Media for an increase (decrease) in fair value	259	(91)	168	(448)	156	(292)
Decrease in fair value adjustments on Griffin’s cash flow hedges	(965)	340	(625)	(1,769)	654	(1,115)

Total change in other comprehensive loss	(670)	237	(433)	(2,290)	836	(1,454)

Other comprehensive income (loss)	$11	$(17)	$(6)	$(1,613)	$586	$(1,027)

Stock Repurchases

In fiscal 2016, Griffin’s Board of Directors authorized a stock repurchase program whereby, starting on May 11, 2016, Griffin could repurchase up to $5,000 of its outstanding common stock over a twelve month period in privately negotiated transactions. The stock repurchase program expired on May 10, 2017. In fiscal 2017, prior to its expiration, Griffin repurchased 47,173 shares of its outstanding common stock for approximately $1,474 Including the stock repurchase in fiscal 2016, Griffin repurchased a total of 152,173 shares for $4,828 under the stock repurchase program.

Cash Dividend

Griffin did not declare a cash dividend in the 2017 or 2016 six month periods. During the 2017 first quarter, Griffin paid $1,514 for the cash dividend declared in the 2016 fourth quarter. During the 2016 first quarter, Griffin paid $1,546 for the cash dividend declared in the 2015 fourth quarter.

7.    Supplemental Financial Statement Information

Available-for-Sale Securities

As of May 31, 2017, Griffin held 1,952,462 shares of common stock in Centaur Media plc (“Centaur Media”). Griffin's investment in the common stock of Centaur Media is accounted for as an available-for-sale security under ASC 320, “Investments – Debt and Equity Securities.” Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, are included, net of income taxes, in accumulated other comprehensive loss (see Note 6). Griffin did not sell any of its Centaur Media common stock in the 2017 six month period or in the 2016 six month period.

Subsequent to May 31, 2017, Griffin sold 1,800,823 shares of common stock in Centaur Media for cash proceeds of $1,120, after transaction costs. The sale of these shares resulted in a pretax gain of approximately $234 that will be reflected in Griffin’s fiscal 2017 third quarter statement of operations (see Note 9).

Griffin’s investment in Centaur Media is included in other assets on Griffin’s consolidated balance sheet. The fair value, cost and unrealized gain of Griffin’s investment in Centaur Media are as follows:

	May 31, 2017	Nov. 30, 2016
Fair value	$1,272	$977
Cost	1,014	1,014
Unrealized gain (loss)	$258	$(37)

Other Assets

Griffin's other assets are comprised of the following:

	May 31, 2017	Nov. 30, 2016
Deferred rent receivable	$4,881	$4,474
Deferred leasing costs	4,817	4,746
Lease receivables from tenants	1,661	369
Available-for-sale securities	1,272	977
Mortgage escrows	1,116	717
Deposits and other expenditures related to potential real estate acquisitions	927	497
Prepaid expenses	754	2,333
Property and equipment, net	311	280
Intangible assets, net	233	247
Interest rate swap assets	129	207
Deferred financing costs related to Webster Credit Line	82	117
Other	179	199
Total other assets	$16,362	$15,163

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	May 31, 2017	Nov. 30, 2016
Accrued construction costs and retainage	$809	$1,252
Accrued interest payable	461	390
Accrued salaries, wages and other compensation	345	725
Trade payables	277	573
Accrued lease commissions	269	487
Other	395	713
Total accounts payable and accrued liabilities	$2,556	$4,140

Other Liabilities

Griffin's other liabilities are comprised of the following:

	May 31, 2017	Nov. 30, 2016
Deferred compensation plan	$4,737	$4,334
Interest rate swap liabilities	2,098	1,892
Prepaid rent from tenants	1,172	938
Security deposits of tenants	533	413
Conditional asset retirement obligations	288	288
Land sale deposit	155	—
Other	79	78
Total other liabilities	$9,062	$7,943

Supplemental Cash Flow Information

In the 2017 second quarter, Griffin received $3,535 of cash, after transaction costs, from the fiscal 2016 sale of approximately 29 acres of undeveloped land in Griffin Center (the “Griffin Center Land Sale”). The proceeds from the Griffin Center Land Sale were deposited into escrow at the time the sale closed for the potential purchase of a replacement property under a Like-Kind Exchange. As a replacement property was not acquired in the time period required under the applicable tax code, the sale proceeds were released from escrow and returned to Griffin.

An increase of $295 in the 2017 six month period and a decrease of $521 in the 2016 six month period in Griffin’s investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Accounts payable and accrued liabilities related to additions to real estate assets decreased by $443 in the 2017 six month period and increased by $2,576 in the 2016 six month period.

Interest payments were as follows:

For the Three Months Ended		For the Six Months Ended
May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
$1,320	$1,125	$2,552	$2,236

Income Taxes

Griffin’s effective income tax provision rate was 35.7% for the 2017 six month period as compared to an income tax benefit rate of 20.2% for the 2016 six month period. The effective tax provision rate for the 2017 six month period reflects the federal statutory income tax rate adjusted for the effects of permanent differences and state income taxes. The effective tax rate in the 2017 six month period is based on management’s projections of pretax results for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change. The income tax benefit for the 2016 six month period reflected the effect of a change in Connecticut tax law, effective for Griffin in fiscal 2016, whereby the future usage of state net operating loss carryforwards is limited to 50% of taxable income. Therefore, in the 2016 six month period, Griffin decreased its expected realization of the tax benefit related to its Connecticut state net operating loss carryforwards.

8.    Commitments and Contingencies

As of May 31, 2017, Griffin had committed purchase obligations of approximately $7,026, principally related to the construction of an approximately 137,000 square foot industrial/warehouse building in NE Tradeport and the development of other Griffin properties.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 280 acres of land in Simsbury, Connecticut for approximately $7,700. The buyer may extend the option period for up to three years upon payment of additional option fees. In the 2017 first quarter, the buyer paid $80 of additional option fees to extend its option period through January 2018. The land subject to the Simsbury Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land,  which is to generate solar electricity. A closing on the land sale contemplated by the Simsbury Option Agreement is subject to several significant contingencies, including approvals by the state public utility regulatory authorities and governmental approvals for the planned use of the land. There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement will be completed under its current terms, or at all.

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

On April 25, 2017, Griffin entered into a Purchase and Sale Agreement (the “Southwick Sale Agreement”) to sell approximately 76 acres of land in Southwick, Massachusetts to a utility company that provides electricity. The purchase price is approximately $2,100,  before transaction costs. The land subject to the Southwick Sale Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land, which is to generate solar electricity. A  closing on the Southwick Sale Agreement is subject to several significant contingencies, including approval by the state public utility regulatory authorities and governmental approvals for the  planned use of the land. There is no guarantee that the sale of land as contemplated under the Southwick Sale Agreement will be completed under its current terms, or at all.

On May 5, 2017, Griffin entered into an Option Purchase Agreement (the “EGW Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 288 acres of land in East Granby and Windsor, Connecticut for approximately $7,800. The buyer may extend the option period for up to three years upon payment of additional option fees. The land subject to the EGW Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land,  which is to generate solar electricity. A closing on the land sale contemplated by the EGW Option Agreement is subject to several significant contingencies, including the buyer procuring electrical utility supply contracts, approval by the state public utility regulatory authorities and governmental approvals for the planned use of the land. There is no guarantee that the sale of land as contemplated under the EGW Option Agreement will be completed under its current terms, or at all.

Griffin is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to Griffin's consolidated financial position, results of operations or cash flows.

9.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after May 31, 2017, the balance sheet date, and noted that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended May 31, 2017, other than the disclosures herein.

On June 9, 2017, Griffin closed on the purchase of an approximately 277,000 square foot industrial/warehouse Building in Concord, North Carolina, located in the greater Charlotte area (see Note 3).

Subsequent to May 31, 2017, Griffin sold 1,800,823 shares of common stock in Centaur Media (see Note 7).

On March 29, 2017, the full building tenant in an approximately 100,000 square foot industrial/warehouse building in NE Tradeport filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to May 31, 2017, Griffin entered into an Amendment to Lease (the “Amendment”) with this tenant. Under the terms of the Amendment, prior to June 1, 2018, the tenant’s premises will be reduced to approximately 52,000 square feet, however the rental rates and lease expiration date of March 31, 2024 under the existing lease remain the same. The Amendment is subject to approval by the U.S. Bankruptcy Court. Rental revenue from this tenant was approximately $300 in the 2017 second quarter.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and the estimated costs to complete required offsite improvements related to land sold. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and six months ended May 31, 2017 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2016.

Summary

In the three months ended May 31, 2017 (the “2017 second quarter”), Griffin had net income of approximately $4.7 million as compared to a net loss of approximately $0.4 million for the three months ended May 31, 2016 (the “2016 second quarter”). The net income in the 2017 second quarter, as compared to a net loss in the 2016 second quarter, principally reflected an increase in operating income to approximately $8.7 million in the 2017 second quarter from approximately $0.3 million in the 2016 second quarter. The approximately $8.4 million increase in operating income in the 2017 second quarter over the 2016 second quarter was partially offset by an approximately $0.4 million increase in interest expense in the 2017 second quarter as compared to the 2016 second quarter, a gain of approximately $0.1 million on the sale of assets in the 2016 second quarter and an income tax provision of approximately $2.6 million in the 2017 second quarter as compared to an income tax benefit of approximately $0.2 million in the 2016 second quarter.

The approximately $8.4 million increase in operating income in the 2017 second quarter over the 2016 second quarter reflects: (a) approximately $8.1 million of gain from property sales (revenue from property sales less costs related to property sales) in the 2017 second quarter as compared to the 2016 second quarter which reflected an adjustment of approximately $0.3 million to reduce previously recognized revenue from property sales; and (b) an increase of approximately $0.3 million in profit from leasing activities (which Griffin defines as rental revenue less operating expenses of rental properties); partially offset by (c) an increase of approximately $0.2 million in depreciation and amortization expense; and (d) an increase of approximately $0.1 million in general and administrative expenses. The increase in gain from property sales in the 2017 second quarter was driven by the sale of approximately 67 acres of undeveloped land in Phoenix Crossing (the “2017 Phoenix Crossing Land Sale”), an approximately 268 acre business park master planned by Griffin that straddles the town line between Windsor and Bloomfield, Connecticut.

The increase in profit from leasing activities in the 2017 second quarter, as compared to the 2016 second quarter, principally reflected higher rental revenue in the 2017 second quarter as a result of more space under lease in the 2017 second quarter than the 2016 second quarter. The higher depreciation and amortization expense in the 2017 second quarter, as compared to the 2016 second quarter, principally reflected depreciation and amortization expense related to 5210 Jaindl Boulevard (“5210 Jaindl”), an approximately 252,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania that was completed and placed in service in the fiscal 2016 third quarter. The higher general and administrative expenses in the 2017 second quarter, as compared to the 2016 second quarter, principally reflected the write-off of costs incurred for a potential purchase of undeveloped land that will not be completed, partially offset by lower expenses related to Griffin’s non-qualified deferred compensation plan. The higher interest expense in the 2017 second quarter, as compared to the 2016 second quarter, principally reflected less capitalized interest in the 2017 second quarter than in the 2016 second quarter and an increase in mortgage loans in the 2017 second quarter as compared to the 2016 second quarter. The income tax provision in the 2017 second quarter, as compared to an income tax benefit in the 2016 second quarter, reflected Griffin having pretax income in the 2017 second quarter as compared to Griffin incurring a pretax loss in the 2016 second quarter.

In the six months ended May 31, 2017 (the “2017 six month period”), Griffin had net income of approximately $3.8 million as compared to a net loss of approximately $0.7 million for the six months ended May 31, 2016 (the “2016 six month period”). The net income in the 2017 six month period, as compared to a net loss in the 2016 six month period, principally reflected an increase in operating income to approximately $8.6 million in the 2017 six month period from approximately $1.1 million in the 2016 six month period. The approximately $7.5 increase in operating income was partially offset by an approximately $0.6 million increase in interest expense in the 2017 six month period as compared to the 2016 six month period, a gain of approximately $0.1 million on the sale of assets in the 2016 six month period and an income tax provision of approximately $2.1 million in the 2017 six month period as compared to an income tax benefit of approximately $0.2 million in the 2016 six month period.

The approximately $7.5 million increase in operating income in the 2017 six month period over the 2016 six month period reflected: (a) approximately $8.1 million of gain from property sales in the 2017 six month period as compared to the 2016 six month period which reflected an adjustment of approximately $0.3 million to reduce previously recognized revenue from property sales; and (b) an increase of approximately $0.3 million in profit from leasing activities; partially offset by (c) an increase of approximately $0.4 million in depreciation and amortization expense; and (d) an increase of approximately $0.7 million in general and administrative expenses. The increase in the gain from property sales was driven by the 2017 Phoenix Crossing Land Sale. The increase in profit from leasing activities in the 2017 six month period, as compared to the 2016 six month period, principally reflected higher rental revenue in the 2017 six month period as a result of more space under lease in the 2017 six month period than the 2016 six month period. The higher depreciation and amortization expense in the 2017 six month period, as compared to the 2016 six month period, principally reflected depreciation and amortization expense related to 5210 Jaindl. The increase in general and administrative expenses in the 2017 six month period, as compared to the 2016 six month period, principally reflected the write-off of costs incurred for a potential purchase of undeveloped land that will not be completed and higher expenses related to Griffin’s non-qualified deferred compensation plan. The higher interest expense in the 2017 six month period, as compared to the 2016 six month period, principally reflected less capitalized interest in the 2017 six month period than the 2016 six month period and an increase in mortgage loans in the 2017 six month period as compared to the 2016 six month period. The income tax provision in the 2017 six month period, as compared to an income tax benefit in the 2016 six month period, reflected Griffin having pretax income in the 2017 six month period as compared to Griffin incurring a pretax loss in the 2016 six month period.

Results of Operations

2017 Second Quarter Compared to 2016 Second Quarter

Total revenue increased to approximately $18.1 million in the 2017 second quarter as compared to approximately $6.5 million in the 2016 second quarter, reflecting increases in revenue from property sales and rental revenue of approximately $11.1 million and $0.5 million, respectively. Revenue from property sales increased to approximately $10.8 million in the 2017 second quarter as compared to the reversal in the 2016 second quarter of approximately $0.3 million of previously recognized revenue on a land sale accounted for under the percentage of completion method (see below). Property sales revenue in the 2017 second quarter reflected approximately $10.3 million from the 2017 Phoenix Crossing Land Sale, approximately $0.4 million from a smaller sale of undeveloped land in Phoenix Crossing and recognition of the remaining approximately $0.1 million of revenue from the sale of approximately 90 acres of undeveloped land in Phoenix Crossing (the “2013 Phoenix Crossing Land Sale”) that closed in the fiscal year ended November 30, 2013 (“fiscal 2013”). The costs related to the 2017 Phoenix Crossing Land Sale and the smaller sale of undeveloped land in Phoenix Crossing were approximately $2.3 million and approximately $0.3 million, respectively, resulting in gains of approximately $8.0 million and $0.1 million, respectively. The 2013 Phoenix Crossing Land Sale was accounted for under the percentage of completion method whereby revenue was recognized as costs related to the 2013 Phoenix Crossing Land Sale (initial land costs and required offsite improvements) were incurred. In the 2017 second quarter, Griffin substantially completed the required offsite improvements under the terms of the 2013 Phoenix Crossing Land Sale and recognized the remaining approximately $0.1 million of revenue that had been deferred pending completion of the required offsite improvements. From the closing of the 2013 Phoenix Crossing Land Sale through May 31, 2017, Griffin recognized total revenue of approximately $9.0 million and a  total pretax gain of approximately $6.7 million from the 2013 Phoenix Crossing Land Sale. Property sales occur periodically and changes in revenue from year to year from property sales may not be indicative of any trends in Griffin’s real estate business.

Rental revenue increased to approximately $7.3 million in the 2017 second quarter from approximately $6.8 million in the 2016 second quarter. The approximately $0.5 million increase in rental revenue in the 2017 second quarter over the 2016 second quarter was principally due to: (a) an increase of approximately $0.5 million from 5210 Jaindl, which was placed in service in the fiscal 2016 third quarter and fully leased in fiscal 2016, with tenants taking occupancy and rental revenue starting in the fiscal 2017 first quarter;  and (b) an increase of approximately $0.3 million from leasing previously vacant space; partially offset by (c) a decrease of approximately $0.3 million from leases that expired.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Square
	Square	Footage	Percentage
	Footage	Leased	Leased
As of May 31, 2016	3,045,000	2,765,000	91%
As of November 30, 2016	3,297,000	3,066,000	93%
As of May 31, 2017	3,297,000	3,158,000	96%

The increase of approximately 252,000 square feet in Griffin’s total square footage as of May 31, 2017 and November 30, 2016, as compared to May 31, 2016, reflects the completion of 5210 Jaindl in the fiscal 2016 third quarter. 5210 Jaindl is the second of two industrial/warehouse buildings on an approximately 50 acre parcel of land known as Lehigh Valley Tradeport II. Griffin now has five fully leased industrial/warehouse buildings in the Lehigh Valley aggregating approximately 1,183,000 square feet.

The net increase of approximately 92,000 square feet in space leased as of May 31, 2017, as compared to November 30, 2016, reflects two new leases of industrial/warehouse space aggregating approximately 104,000 square feet in New England Tradeport (“NE Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut, partially offset by the expiration of an approximately 12,000 square foot lease of office/flex space in Griffin Center South in Bloomfield, Connecticut.  Rental revenue from the two new leases in NE Tradeport started in the latter part of the 2017 second quarter. Had these two new leases been in effect for the entire 2017 second quarter and the lease expiration been effective at the start of the 2017 second quarter, rental revenue would have been approximately $0.2 million higher than the amount reported in the 2017 second quarter consolidated statement of operations.

As of May 31, 2017, Griffin’s approximately 2,864,000 square feet of industrial/warehouse square space, which comprised approximately 87% of Griffin’s total square footage, was essentially fully leased. In the 2017 second quarter, Griffin started construction on an approximately 137,000 square foot industrial/warehouse building in NE Tradeport (see Liquidity and Capital Resources section below). Griffin’s office/flex buildings, which aggregate approximately 433,000 square feet, were approximately 71% leased as of May 31, 2017. Subsequent to the end of the 2017 second quarter, Griffin entered into a lease amendment (the “Amendment”) with the full building tenant that is leasing an approximately 100,000 square foot industrial/warehouse building in NE Tradeport. The tenant recently filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Amendment, prior to June 1, 2018, the tenant’s premises will be reduced to approximately 52,000 square feet, however the rental rates and lease expiration date of March 31, 2024 under the existing lease remain the same. The tenant has also agreed to pay a termination fee of $0.2 million in monthly installments over the balance of the lease term.  The Amendment is subject to approval by the U.S. Bankruptcy Court. Rental revenue from this tenant was approximately $0.3 million in the 2017 second quarter.

All of Griffin’s Connecticut properties are in the north submarket of Hartford. In the 2017 second quarter, the industrial/warehouse real estate market where Griffin’s Connecticut industrial/warehouse properties are located remained active, while the real estate market for office/flex space where Griffin’s Connecticut office/flex properties are located remained soft. Leasing activity in the Lehigh Valley was strong in the 2017 second quarter, as the reported overall vacancy rate in that market continues to remain low. There is no guarantee that an active or strong real estate market or an increase in inquiries from prospective tenants will result in leasing space that was vacant as of May 31, 2017 or space that may become vacant subsequent to May 31, 2017.

Operating expenses of rental properties increased to approximately $2.2 million in the 2017 second quarter from approximately $2.0 million in the 2016 second quarter. The approximately $0.2 million increase in operating expenses of rental properties in the 2017 second quarter, as compared to the 2016 second quarter, principally reflected approximately $0.1 million of expenses at 5210 Jaindl, which was placed in service in the fiscal 2016 third quarter, and increases aggregating approximately $0.1 million across all other properties.

Depreciation and amortization expense increased to approximately $2.4 million in the 2017 second quarter from approximately $2.2 million in the 2016 second quarter. The approximately $0.2 million increase in depreciation and amortization expense in the 2017 second quarter, as compared to the 2016 second quarter, reflected depreciation and amortization expense of approximately $0.2 million related to 5210 Jaindl.

Griffin’s general and administrative expenses increased to approximately $2.2 million in the 2017 second quarter from approximately $2.1 million in the 2016 second quarter. The approximately $0.1 million increase in general and administrative expenses in the 2017 second quarter, as compared to the 2016 second quarter, principally reflected the write-off of approximately $0.3 million of costs incurred for a potential purchase of a 31 acre parcel of undeveloped land in the Lehigh Valley that will not be completed, partially offset by a  decrease of approximately $0.2 million of expense related to Griffin’s non-qualified deferred compensation plan. The lower expense related to Griffin’s non-qualified deferred compensation plan reflected a smaller increase in the non-qualified deferred compensation plan liability in the 2017 second quarter, as compared to the 2016 second quarter, as a result of the effect of lower stock market performance on participant balances in the 2017 second quarter than in the 2016 second quarter.

Griffin’s interest expense increased to approximately $1.4 million in the 2017 second quarter from approximately $1.1 million in the 2016 second quarter. The approximately $0.3 million increase in interest expense in the 2017 second quarter, as compared to the 2016 second quarter, principally reflected interest expense of approximately $0.2 million on two nonrecourse mortgage loans outstanding in the 2017 second quarter that closed subsequent to the 2016 second quarter and no interest capitalized in the 2017 second quarter as compared to approximately $0.1 million of interest capitalized in the 2016 second quarter. The approximately $0.1 million gain on sale of assets in the 2016 second quarter was from the disposition of certain fully depreciated equipment.

Griffin’s income tax provision was approximately $2.6 million in the 2017 second quarter as compared to an income tax benefit of approximately $0.2 million in the 2016 second quarter. The income tax provision in the 2017 second quarter reflects an effective tax rate of 35.1% on the pretax income of approximately $7.3 million. The income tax benefit in the 2016 second quarter reflects an effective tax rate of 38.4% on the pretax loss of approximately $0.6 million incurred in the 2016 second quarter.

2017 Six Month Period Compared to 2016 Six Month Period

Total revenue increased to approximately $25.1 million in the 2017 six month period from approximately $13.2 million in the 2016 six month period, reflecting increases in property sales revenue and rental revenue of approximately $11.1 million and $0.8 million, respectively. Revenue from property sales increased to approximately $10.8 million in the 2017 six month period as compared to the reversal in the 2016 six month period of approximately $0.3 million of previously recognized revenue on the 2013 Phoenix Crossing Land Sale. Revenue from property sales and costs related to property sales in the 2017 and 2016 six month periods were the same as in the 2017 and 2016 second quarters, respectively. See “2017 Second Quarter Compared to 2016 Second Quarter” above for discussion of the changes in revenue from property sales and costs related to property sales.

Rental revenue increased to approximately $14.3 million in the 2017 six month period from approximately $13.5 million in the 2016 six month period. The approximately $0.8 million increase in rental revenue in the 2017 six month period over the 2016 six month period was principally due to: (a) an increase of approximately $0.8 million from 5210 Jaindl,  which was placed in service in the fiscal 2016 third quarter and fully leased in fiscal 2016, with tenants taking occupancy and rental revenue starting in the fiscal 2017 first quarter;  and (b) an increase of approximately $0.7 million from leasing previously vacant space; partially offset by (c) a decrease of approximately $0.6 million from leases that expired; and (d) a decrease of approximately $0.1 million from all other changes in rental revenue.

Operating expenses of rental properties increased to approximately $4.7 million in the 2017 six month period from approximately $4.2 million in the 2016 six month period. The approximately $0.5 million increase in operating expenses of rental properties in the 2017 six month period, as compared to the 2016 six month period, principally reflected approximately $0.3 million of expenses at 5210 Jaindl, which was placed in service in the fiscal 2016 third quarter, and an increase of approximately $0.2 million in snow removal expenses due to more severe winter weather in the 2017 six month period than the 2016 six month period.

Depreciation and amortization expense increased to approximately $4.7 million in the 2017 six month period from approximately $4.3 million in the 2016 six month period. The approximately $0.4 million increase in depreciation and amortization expense in the 2017 six month period, as compared to the 2016 six month period, reflected depreciation and amortization expense of approximately $0.3 million related to 5210 Jaindl and an increase in depreciation and amortization expense of approximately $0.1 million across all other buildings.

Griffin’s general and administrative expenses increased to approximately $4.4 million in the 2017 six month period from approximately $3.7 million in the 2016 six month period. The approximately $0.7 million increase in general and administrative expenses in the 2017 six month period, as compared to the 2016 six month period, principally reflected approximately $0.3 million in higher expenses related to Griffin’s non-qualified deferred compensation plan, the write-off of approximately $0.3 million of costs incurred for a potential purchase of a 31 acre parcel of undeveloped land in the Lehigh Valley that will not be completed and an increase of approximately $0.1 million in all other general and administrative expenses. The higher expense related to Griffin’s non-qualified deferred compensation plan reflected a greater increase in the non-qualified deferred compensation plan liability in the 2017 six month period as compared to the 2016 six month period as a result of the effect of higher stock market performance on participant balances in the 2017 six month period as compared to the 2016 six month period.

Griffin’s interest expense increased to approximately $2.8 million in the 2017 six month period from approximately $2.2 million in the 2016 six month period. The approximately $0.6 million increase in interest expense in the 2017 six month period, as compared to the 2016 six month period, principally reflected interest expense of approximately $0.4 million on two nonrecourse mortgage loans outstanding in the 2017 six month period that closed subsequent to the 2016 six month period and no interest capitalized in the 2017 six month period as compared to approximately $0.2 million of interest capitalized in the 2016 six month period. The gain on sale of assets in the 2016 six month period reflected the gain from the disposition of certain fully depreciated equipment.

Griffin’s income tax provision was approximately $2.1 million in the 2017 six month period as compared to an income tax benefit of approximately $0.2 million in the 2016 six month period. The income tax provision in the 2017 six month period reflected an effective tax rate of 35.7% on pretax income of approximately $5.9 million. The income tax benefit in the 2016 six month period reflected an effective tax rate of 20.2% on the pretax loss of approximately $0.9 million incurred in the 2016 six month period.  The effective income tax benefit rate in the 2016 six month period included a charge of approximately $0.2 million for the reduction of the expected realization rate of tax benefits from Connecticut state net operating loss carryforwards as a result of a change in Connecticut tax law, effective for Griffin in fiscal 2016, that limits the future usage of loss carryforwards to 50% of taxable income. The charge for the reduction of the expected realization rate of tax benefits from Connecticut state net operating loss carryforwards reduced the effective tax benefit rate for the 2016 six month period by approximately 17.6%. The effective tax rate for the 2017 six month period is based on management’s projection of operating results for the fiscal 2017 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $2.6 million in the 2017 six month period as compared to approximately $2.9 million in the 2016 six month period. The approximately $0.3 million decrease in net cash provided by operating activities in the 2017 six month period, as compared to the 2016 six month period, principally reflected a decrease of approximately $0.9 million of cash provided by Griffin’s net income/(loss) as adjusted for gains on property sales and noncash expenses and credits, partially offset by a decrease of approximately $0.6  million of cash used that resulted from changes in assets and liabilities in the 2017 six month period as compared to the 2016 six month period.

The approximately $0.6 million lower decrease in cash used that resulted from changes in assets and liabilities in the 2017 six month period, as compared to the 2016 six month period, principally reflected favorable changes in both deferred revenue and other liabilities of approximately $1.9 million and $0.8 million, respectively, partially offset by unfavorable changes in both other assets and accounts payable and accrued liabilities of approximately $1.3 million and $0.8 million, respectively, in the 2017 six month period as compared to the 2016 six month period. The favorable change in deferred revenue in the 2017 six month period principally reflected cash received from tenants for tenant and building improvements that will be recognized as rental revenue over the tenants’ respective lease terms. The favorable change in other liabilities in the 2017 six month period principally reflected the increase of Griffin’s non-qualified deferred compensation plan liability, reflected in general and administrative expenses, as a result of the increase in participant balances in the 2017 six month period. The unfavorable change in other assets in the 2017 six month period reflected an increase in receivables related to leases and the unfavorable change in accounts payable and accrued liabilities in the 2017 six month period reflected the reduction of accounts payable and accrued liabilities due to the timing of payments.

Net cash used in investing activities was approximately $2.3 million in the 2017 six month period as compared to approximately $8.9 million in the 2016 six month period. The net cash used in investing activities in the 2017 six month period reflected: (a) approximately $6.2 million of net proceeds from property sales held in escrow; (b) cash payments of approximately $5.3 million for additions to real estate assets; and (c) cash payments of approximately $0.9 million for deferred leasing costs and other uses, partially offset by proceeds of approximately $10.1 million from property sales. The approximately $6.2 million of net proceeds from property sales held in escrow reflected the cash proceeds of approximately $9.7 million from the 2017 Phoenix Crossing Land Sale deposited in escrow for the purchase of a replacement property in a like-kind exchange (“Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, partially offset by approximately $3.5 million of cash from a land sale in fiscal 2016 that was initially deposited into escrow at closing for a potential Like-Kind Exchange, but subsequently returned to Griffin in the 2017 six month period because a replacement property was not acquired in the time period required under applicable tax code.

Cash payments of approximately $5.3 million for additions to real estate assets in the 2017 six month period were principally for tenant and building improvements related to new leases signed in the latter part of fiscal 2016 and the 2017 six month period. In the latter part of the 2017 six month period, Griffin started site work for construction, on speculation, of a new approximately 137,000 square foot industrial/warehouse building at 330 Stone Road (“330 Stone”) in NE Tradeport. Griffin has completed a lease for approximately 74,000 square feet of 330 Stone with a tenant that currently leases approximately 39,000 square feet in one of Griffin’s other NE Tradeport industrial/warehouse buildings. Cash payments for the construction of 330 Stone are expected to begin in the fiscal 2017 third quarter. Griffin expects to spend approximately $7.4 million for the building shell and related site work for 330 Stone and expects to complete the building in the fiscal 2017 fourth quarter. Cash payments in the 2017 six month period for deferred leasing costs and other uses principally reflected approximately $0.8 million for lease commissions and other costs related to new and renewed leases and approximately $0.1 million for purchases of property and equipment.

The net cash of approximately $8.9 million used in investing activities in the 2016 six month period reflected cash payments of approximately $8.4 million for additions to real estate assets and approximately $0.5 million for deferred leasing costs and other uses.

Cash payments for additions to real estate assets in the 2016 six month period reflect the following:

New building construction (including site work)	$5.7 million
Tenant and building improvements related to leasing	$2.6 million
Development costs and infrastructure improvements	$0.1 million

Cash payments in the 2016 six month period for new building construction, including site work, were for the construction, on speculation, of 5210 Jaindl, which was completed in the fiscal 2016 third quarter and fully leased in fiscal 2016. Cash payments in the 2016 six month period for tenant and building improvements principally were related to leases completed in the latter part of fiscal 2015. Cash payments in the 2016 six month period for deferred leasing costs and other uses principally reflected lease commissions paid to real estate brokers for new leases.

Net cash provided by financing activities was approximately $7.2 million in the 2017 six month period as compared to approximately $8.9 million in the 2016 six month period. The net cash provided by financing activities in the 2017 six month period reflected proceeds of $12.0 million from a new mortgage loan (see below); partially offset by: (a) approximately $1.6 million of recurring principal payments on mortgage loans; (b) a payment of approximately $1.5 million for a dividend on Griffin’s common stock that was declared in the fiscal 2016 fourth quarter and paid in the 2017 six month period; (c) approximately $1.5 million paid for the repurchase of common stock (see below); and (d) approximately $0.2 million of payments for debt issuance costs. The net cash provided by financing activities in the 2016 six month period reflected $18.8 million of proceeds from new mortgage debt and $0.6 million of mortgage proceeds released from escrow, partially offset by: (x) approximately $8.7 million of principal payments on mortgage loans; (y) a payment of approximately $1.5 million for a dividend on Griffin’s common stock that was declared in the fiscal 2015 fourth quarter and paid in the 2016 six month period; and (z) approximately $0.2 million of payments for debt issuance costs. The principal payments on mortgage loans in the 2016 six month period included approximately $7.4 million for repayment of a mortgage loan that was refinanced and approximately $1.3 million of recurring principal payments.

On March 15, 2017, a subsidiary of Griffin closed on a $12.0 million nonrecourse mortgage with People’s United Bank, N.A. (“PUB”) (the “2017 PUB Mortgage”). The 2017 PUB Mortgage is collateralized by two industrial/warehouse buildings (755 and 759 Rainbow Road) in NE Tradeport. The 2017 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2017 PUB Mortgage is a variable rate of the one month LIBOR rate plus 1.95%. At the time the 2017 PUB Mortgage closed, Griffin also entered into an interest rate swap agreement with PUB to effectively fix the interest rate at 4.45% for the full loan term. In accordance with the terms of the 2017 PUB Mortgage, Griffin entered into a master lease for 759 Rainbow Road that would only become effective if the full building tenant in that building does not renew its lease, which is scheduled to expire in 2019. The master lease would be in effect until either the space is re-leased to a new tenant or the due date of the 2017 PUB Mortgage.

The $18.8 million of mortgage proceeds in the 2016 six month period reflected: (a) $14.35 million from a nonrecourse mortgage with PUB ("the 2016 PUB Mortgage"); (b) $2.6 million (the “Webster Earn-Out”) of additional proceeds on a mortgage (the “2015 Webster Mortgage”) entered into in fiscal 2015 with Webster Bank, N.A. (“Webster”); and (c) $1.85 million (the “KeyBank Earn-Out”) of additional proceeds on a mortgage (the “KeyBank Mortgage”) also entered into in fiscal 2015. The 2016 PUB Mortgage is collateralized by five NE Tradeport industrial/warehouse buildings (14, 15, 16, 35 and 40 International Drive) aggregating approximately 338,000 square feet and refinanced an existing mortgage with PUB that had a balance of approximately $7.4 million at the time of the refinancing. The 2016 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2016 PUB Mortgage is a variable rate of the one month LIBOR rate plus 2.0%. At the time the 2016 PUB Mortgage closed, Griffin entered into a second interest rate swap agreement with PUB that, combined with an existing interest rate swap agreement with PUB, effectively fixed the interest rate of the 2016 PUB Mortgage at 4.17% over the loan term. The terms of the 2016 PUB Mortgage require that if either the tenant that leases approximately 58,000 square feet in 40 International Drive or the tenant that leases approximately 40,000 square feet in 14 International Drive does not extend its respective lease when it expires in fiscal 2021, a subsidiary of Griffin will enter into a master lease of the vacated space. The master lease would be guaranteed by Griffin and be in effect until either the space is re-leased to a new tenant or the due date of the 2016 PUB Mortgage Loan, whichever occurs first.

The Webster Earn-Out was received when the tenant that was leasing approximately 196,000 square feet in 5220 Jaindl Boulevard (the approximately 280,000 square foot industrial/warehouse building that collateralizes the 2015 Webster Mortgage) exercised its option to lease the balance of the building. The KeyBank Earn-Out was received when a portion of the space in 4270 Fritch Drive (one of the two industrial/warehouse buildings aggregating approximately 531,000 square feet that collateralize the KeyBank Mortgage), which was vacant when the KeyBank Mortgage closed in fiscal 2015, was leased.

Griffin has agreed to terms with Berkshire Bank (“Berkshire”), on the refinancing of the variable rate nonrecourse mortgage loan (the “Berkshire Mortgage Loan”) due February 1, 2019 that had a balance of approximately $10.2 million as of May 31, 2017. Griffin had entered into an interest rate swap agreement with Berkshire that fixed the interest rate on the Berkshire Mortgage Loan at 6.35% for the term of the loan. The Berkshire Mortgage Loan is collateralized by 100 International Drive (“100 International”) Griffin’s approximately 304,000 square foot industrial/warehouse building in NE Tradeport. Griffin recently agreed to terms on a lease amendment (the “Lease Amendment”) with the full building tenant in 100 International to extend the lease from its scheduled expiration date of July 31, 2019 through July 31, 2025. The agreed upon terms provide that the refinancing will be for a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The amount of the refinancing will be for $10.6 million. Under the agreed upon terms, the interest rate on the refinancing will be the one month LIBOR rate plus 2.05%, but Griffin will enter into an interest rate swap agreement with Berkshire to fix the rate for the entire term of the loan. Completion of the refinancing of the Berkshire Mortgage Loan is subject to executing the Lease Amendment and completion of a definitive loan agreement. There is no guarantee that the refinancing will be completed under its current terms, or at all.

In fiscal 2016, Griffin’s Board of Directors authorized a stock repurchase program whereby, effective May 11, 2016, Griffin could repurchase up to $5.0 million of its outstanding common stock over a twelve month period in privately negotiated transactions. The stock repurchase program did not obligate Griffin to repurchase any specific amount of stock. The stock repurchase program expired on May 10, 2017. In the 2017 six month period, Griffin repurchased 47,173 shares of its outstanding common stock for approximately $1.5 million. Under the stock repurchase program, Griffin repurchased a total of 152,173 shares of its outstanding common stock for approximately $4.8 million.

On June 9, 2017, Griffin closed on the acquisition of 215 International Drive (“215 International”), an approximately 277,000 square foot industrial/warehouse building in Concord, North Carolina, located in the greater Charlotte area. Griffin paid cash of approximately $18.5 million (net of allowances) at closing, using the approximately $9.7 million of proceeds from the 2017 Phoenix Crossing Land Sale that were held in escrow for a Like-Kind Exchange, with the balance of approximately $8.8 million paid from cash on hand. 215 International was approximately 74% leased at the time of acquisition and is Griffin’s first property in the Charlotte area. Subsequent to May 31, 2017, Griffin sold 1,800,823 shares of common stock in Centaur Media plc (“Centaur Media”) for cash proceeds of approximately $1.1 million. Griffin continues to hold 151,639 shares of Centaur Media common stock.

Griffin’s payments (including principal and interest) under contractual obligations as of May 31, 2017 are as follows:

		Due Within	Due From	Due From	Due in More
	Total	One Year	1 - 3 Years	3 - 5 Years	Than 5 Years
	(in millions)
Mortgage Loans	$159.5	$14.6	$28.3	$14.3	$102.3
Revolving Line of Credit	—	—	—	—	—
Operating Lease Obligations	1.2	0.1	0.2	0.3	0.6
Purchase Obligations (1)	7.0	7.0	—	—	—
Other (2)	4.7	—	—	—	4.7
	$172.4	$21.7	$28.5	$14.6	$107.6

(1)	Includes obligations related to the development of Griffin’s real estate assets, principally the construction of 330 Stone.

(2)	Reflects the liability for Griffin’s non-qualified deferred compensation plan. The timing on the payment of participant balances in the non-qualified deferred compensation plan is not determinable.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 280 acres of land in Simsbury, Connecticut for approximately $7.7 million. The buyer may extend the option period for up to three years upon payment of additional option fees. In the 2017 six month period, the buyer paid approximately $0.1 million of additional option fees to extend its option period through January 2018. The land subject to the Simsbury Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land, which is to generate solar electricity. A closing on the land sale contemplated by the Simsbury Option Agreement is subject to several significant contingencies, including approvals by the state public utility regulatory authorities and governmental approvals for the planned use of the land. There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement will be completed under its current terms, or at all.

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

On April 25, 2017, Griffin entered into a Purchase and Sale Agreement (the “Southwick Sale Agreement”) to sell approximately 76 acres of land in Southwick, Massachusetts to a utility company that provides electricity. The purchase price is approximately $2.1 million, before transaction costs. The land subject to the Southwick Sale Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land, which is to generate solar electricity.  A closing on the Southwick Sale Agreement is subject to several significant contingencies, including approval by the state public utility regulatory authorities and obtaining governmental approvals for the planned use of the land. There is no guarantee that the sale of land as contemplated under the Southwick Sale Agreement will be completed under its current terms, or at all.

On May 5, 2017, Griffin entered into an Option Purchase Agreement (the “EGW Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 288 acres of undeveloped land in East Granby and Windsor, Connecticut for approximately $7.8 million. The buyer may extend the option period for up to three years upon payment of additional option fees. The land subject to the EGW Option Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land,  which is to generate solar electricity. A closing on the land sale contemplated by the EGW Option Agreement is subject to several significant contingencies, including the buyer procuring electrical utility supply contracts, approval by the state public utility regulatory authorities and governmental approvals for the planned use of the land. There is no guarantee that the sale of land as contemplated under the EGW Sale Agreement will be completed under its current terms, or at all.

In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in the Middle Atlantic, Northeast and Southeast regions to expand the industrial/warehouse portion of its real estate portfolio. Real estate acquisitions may or may not occur based on many factors, including real estate pricing.

As of May 31, 2017, Griffin had cash and cash equivalents of approximately $32.1 million. Management believes that its cash and cash equivalents as of May 31, 2017, cash generated from leasing operations and property sales, cash generated from the sale of Centaur Media common stock and borrowing capacity under Griffin’s $15.0 million credit line with Webster will be sufficient to meet its working capital requirements, the construction of 330 Stone, other investment in real estate assets, and the payment of dividends on its common stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, Griffin’s expectations regarding the leasing of currently vacant space; the cost of construction and expected completion date of 330 Stone; completion of the acquisition of undeveloped land in Upper Macungie Township; completion of the land sales under the Simsbury Option Agreement, Southwick Sale Agreement and the EGW Option Agreement, completion of the Lease Amendment with the tenant in 100 International and the refinancing of the Berkshire Mortgage Loan, the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional facilities; Griffin’s anticipated future liquidity and capital expenditures; and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies and other important factors, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016 filed with the Securities and Exchange Commission on February 10, 2017.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of May 31, 2017, Griffin had several nonrecourse mortgage loans aggregating approximately $92.5 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements to effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of May 31, 2017.

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

ITEM 6.     EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.2	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.3	5/13/15
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/02
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 16, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	6/1/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	6/1/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.37	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.38	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.39	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.40	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.41†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.44	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.45	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.46	First Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.46	7/8/16
10.47	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.48	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.49	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.50	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.51	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.52†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/2017
10.53	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/2017
10.54	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/2017
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: July 7, 2017	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: July 7, 2017	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer